Form 10-Q
period 1996-03-31
IMPERIAL CREDIT MORTGAGE HOLDINGS INC
filed 1996-05-15
CIK 1000298

 _______________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE   ACT OF 1934
  For the transition period from ____________________  to _____________________
                        Commission File Number: 0-19861

                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

  Maryland                                       33-0675505
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

  20371 Irvine Avenue                               92707
 Santa Ana Heights, California                    (Zip Code)
   (Address of principal executive offices)

Registrant's telephone number, including area code: (714) 556-0122 Securities registered pursuant to Section 12(b) of the Act:

  Title of each class              Name of each exchange on which registered
  -------------------              -----------------------------------------
  Common Stock $0.01par value               American Stock Exchange

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on May 10, 1996 on the American Stock Exchange was approximately $65.9

  The number of shares of Common Stock outstanding as of May 10 , 1996:
4,250,000

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
________________________________________________________________________________

                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.

                        1996 FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                                         PAGE #

FINANCIAL INFORMATION - IMPERIAL CREDIT MORTGAGE HOLDINGS, INC

Consolidated Balance Sheets, March 31, 1996 and December 31, 1995.........................................        1

Consolidated Statements of Operations, Three Months Ended, March 31,
1996  and 1995............................................................................................        2

Consolidated Statements of Changes in Stockholders' Equity................................................        3

Consolidated Statements of Cash Flows, For the Three Months Ended, March 31,
1996 and 1995.............................................................................................        4

Selected Notes to  Consolidated Financial Statements......................................................        5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                         11
         RESULTS OF OPERATIONS


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................................................       16

ITEM 2- ITEM 5:  NOT APPLICABLE...........................................................................       16

ITEM 6.  EXHIBIT - STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE                                         17

         SIGNATURES.......................................................................................       18

PART I.   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)
                                (in thousands)

                                                                        March 31,         December  31,
                                                                           1996               1995
                                                                     ---------------     ---------------
ASSETS
- - ------
  Cash and cash equivalents                                            $   17,068         $    2,284
  Investment securities available-for-sale                                 33,243             17,378
  Mortgage loans held for investment                                      311,461                  -
  Finance receivables, net                                                196,065            582,921
  Lease payment receivables held for sale                                   7,806              8,441
  Accrued interest receivable                                               5,611              1,645
  Due from affiliates                                                       1,390                113
  Investment in ICI Funding Corporation                                     9,536                866


  Other assets                                                                  -                 40
                                                                     ---------------     ---------------
                                                                       $  582,180         $  613,688
                                                                     ===============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Due to affiliates                                                    $    6,040         $        -
  Reverse-repurchase agreements                                           528,745            567,727
  Other liabilities                                                           779                725
                                                                     ---------------     ---------------
    Total Liabilities                                                     535,564            568,452
                                                                     ---------------     ---------------


STOCKHOLDERS' EQUITY:

    Preferred Stock, $.01 par value; $10 million shares
      authorized; none issued or outstanding at March
      31, 1996 and at December 31, 1995 and 1994                                -                  -
    Common Stock; $.01 par value; 50 million shares
      authorized; 4,250,000 shares issued and outstanding
      at March 31, 1996 and at December 31, 1995                               43                 43
    Additional paid-in capital                                             44,971             44,971
    Investment securities valuation allowance                                 (67)               (93)
    Retained earnings                                                       1,669                315
                                                                     ---------------     ---------------
        Total Stockholders' Equity                                         46,616             45,236
                                                                     ---------------     ---------------
                                                                       $  582,180         $  613,688
                                                                     ===============     ===============

         See accompanying notes to Consolidated financial statements.

            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                (in thousands)


                                                                 For the Three Months Ended March 31,
                                                                       1996                 1995
                                                                ----------------      ----------------

Revenues
  Equity in net income of ICI Funding Corporation                  $       542        $      404
  Interest income                                                       13,010                86
  Fee income                                                               172                30
                                                                ----------------      ----------------
                                                                        13,724               520
                                                                ----------------      ----------------
Expenses
  Interest on borrowings from reverse repurchase agreements              9,009                 -
  Interest on borrowings from SPTL                                           -                48
  Provision for finance receivable losses                                2,415               104
  Personnel expense                                                         44                18
  Professional services                                                     44                 4
  General and administrative expense                                        89                 5
  Advisory fee                                                             426                 -
  Telephone and other communications                                         2                 3
  Occupancy expense                                                          1                 1
  Data processing expense                                                    -                 1
                                                                ----------------      ----------------
                                                                        12,030               184
                                                                ----------------      ----------------

Income before income tax benefit                                         1,694               336

Income tax benefit                                                           -                28

                                                                ----------------      ----------------
   Net Income                                                      $     1,694        $      364
                                                                ================      ================
Primary and fully diluted income per common share                  $      0.39               N/A
                                                                ================      ================




         See accompanying notes to Consolidated financial statements.

            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (unaudited)

                  (in thousands, except for number of shares)


                                Number of                    Additional                                 Securities       Total
                                 Shares           Common       Paid-In     Contributed     Retained      Valuation    Stockholders'
                               Outstanding        Stock        Capital       Capital       Earnings      Allowance       Equity
                             --------------     ---------    ----------    -----------     --------     ----------    -------------

Balance, December 31, 1994            -              -             -           358            6,496           -           6,854

Contribution Transaction        500,000              5           515          (358)          (8,239)          -          (8,077)

Net proceeds, from intial
 public offering              3,750,000             38        44,456             -                -           -          44,494

Net income, 1995                      -              -             -             -            2,058           -           2,058

Securities valuation
 allowance                            -              -             -             -                -         (93)            (93)
                             --------------     ---------    ----------    -----------     --------     ----------    -------------



Balance, December 31, 1995    4,250,000             43        44,971             -              315         (93)         45,236

Dividends paid
($.08 per share)                      -              -             -             -             (340)          -            (340)

Net income, three months
 ended March 31, 1996                 -              -             -             -            1,694           -           1,694

Change in securities
 valuation allowance                  -              -             -             -                -          26              26
                             --------------     ---------    ----------    -----------     --------     ----------    -------------



Balance, March 31, 1996       4,250,000             43        44,971             -            1,669         (67)         46,616
                             ==============     =========    ==========    ===========     ========     ==========    =============


         See accompanying notes to Consolidated financial statements.

            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                (in thousands)

                                                                    For the Three Months Ended
                                                                               March 31,
                                                                      1996                  1995
                                                                ----------------      ----------------

Cash flows from operating activities:
   Net income                                                      $     1,693          $     364

   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Equity in net income of ICI Funding Corporation                        (542)              (403)
   Provision for finance receivable losses                               2,415                104
   Net change in accrued interest on loans                              (3,965)                (3)
   Net change in other assets and liabilities                            4,856                  -
                                                                ----------------      ----------------
      Net cash provided by operating activities                          4,457                 62
                                                                ----------------      ----------------

Cash flows from investing activities:
   Purchases of mortgage loans held for investment                    (313,751)                 -
   Change in finance receivables                                       386,731             (3,180)
   Purchase of investment securities available-for-sale                (15,839)                 -
   Net decrease in lease payment receivables                               635                  -
   Contribution to IC Funding Corporation                               (8,128)                 -
                                                                ----------------      ----------------
      Net cash provided by (used in) investing activities               49,648             (3,180)
                                                                ----------------      ----------------

Cash flows from financing activities:
   Net change in borrowings from SPTL                                        -              3,118
   Net change in reverse-repurchase agreements                         (38,982)                 -
   Dividends paid                                                         (340)                 -
                                                                ----------------      ----------------
      Net cash (used in) provided by financing activities              (39,322)             3,118

Net change in cash and cash equivalents                                 14,783                  -
Cash and cash equivalents at beginning of period                         2,285                  -
                                                                ----------------      ----------------
Cash and cash equivalents at end of period                        $     17,068          $
                                                                ================      ================

Supplementary Information:
  Interest paid                                                   $      8,999          $      48
  Income taxes refunded                                                      -                (33)
                                                                ================      ================




         See accompanying notes to Consolidated financial statements.

                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


   Unless the context otherwise requires, references herein to the "Company" means Imperial Credit

   Mortgage Holdings, Inc. ("IMH"), ICI Funding Corporation ("ICIFC") and Imperial Warehouse Lending Group, Inc. ("IWLG"), collectively. References to IMH refer to Imperial Credit Mortgage Holdings, Inc. as a separate entity from ICIFC and IWLG.

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

   The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principals and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   References to financial information of IMH for the three month period ended March 31, 1995 reflect the pro forma financial data of IMH's equity interest in ICII's mortgage conduit operations and SPTL's warehouse lending operations, pre-Contribution Transaction. References to financial information of IMH for the three month period ended March 31, 1996 and as of December 31, 1995 reflect financial results of IMH's equity interest in ICIFC and results of operations of IWLG as stand-alone entities, post- Contribution Transaction.

   The results of operations of ICIFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations for IMH as "Equity in net income of ICI Funding Corporation." For the three month period ended March 31, 1995, the financial statements included elsewhere herein reflect management's estimate of the level of previous capital and the amounts of interest charges and general and administrative expense and income taxes that ICII's mortgage conduit operations would have incurred had it operated as an entity separate from ICII.

2. ORGANIZATION

   IMH is a recently-formed Maryland corporation which elected to be taxed as a real estate investment trust ("REIT"). The Company operates three businesses, two of which include certain ongoing operations that were contributed to the Company on November 20, 1995 (the "Initial Public Offering") by Imperial Credit Industries, Inc. ("ICII"), a leading diversified financial services company and mortgage bank specialty finance company.

   Long-Term Investment Operations. The Long-Term Investment Operations, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). Such loans generally provide higher yields than conforming loans. The principal differences between conforming loans and non-conforming loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the type of properties securing the mortgage loans, the loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second, non-conforming mortgage loans are higher yielding than conforming mortgage loans for the purpose of debt consolidation, home improvements, education and a variety of other purposes. At March 31, 1996, the Company's loan investment portfolio consisted of $311.5 million of non-conforming mortgage loans and $33.2 million of mortgage backed or other collateralized securities.

   Conduit Operations. The Conduit Operations, ICIFC, primarily purchases non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of third party correspondents and subsequently securitizes or sells such loans to permanent investors including the Long-Term Investment Operations. ICIFC's ability to design non-conforming mortgage loans, which suit the needs of its correspondent loan originators and their borrowers, while providing sufficient credit quality to investors, as well as its efficient loan purchasing process, flexible purchase commitment options and competitive pricing enables it to compete effectively with other non-conforming mortgage loan conduits. ICIFC, in addition to its ongoing securitizations and sales to third party investors, supports the Long-Term Investment Operations of the Company by supplying IMH with non-conforming mortgage loans and securities backed by non-conforming mortgage loans at costs which are lower than would be available through third parties. For the three months ended March 31, 1996, the Company acquired $280.5 million in mortgage loans and sold $311.5 million of loans to the Long-Term Investment Operations.


   Warehouse Lending Operations. The Warehouse Lending Operations, IWLG, provides short-term lines of credit to ICIFC and approved mortgage banks, most of which are correspondents of ICIFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors. At March 31, 1996, IWLG had $196.1 million in outstanding finance receivables, of which $173.4 million was outstanding with ICIFC.


3. THE CONTRIBUTION TRANSACTION

   On November 20, 1995, ICII contributed to ICIFC certain of the operating assets and certain customer lists of ICII's mortgage conduit operations, including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans subject to rate locks from correspondents (having a principal balance of $44.3 million on November 20, 1995) in exchange for shares representing 100% of the common stock and 100% of the non-voting preferred stock of ICIFC. Simultaneously, on November 20, 1995, in exchange for 500,000 shares of Common Stock, (1) ICII contributed to IMH all of the outstanding non-voting preferred stock of ICIFC, which represents 99% of the economic interest in ICIFC, (2) Southern Pacific Thrift and Loan Association ("SPTL") contributed to IMH certain of the operating assets and certain customer lists of SPTL's warehouse lending division, and (3) ICII and SPTL executed a Non-Compete Agreement and a Right of First Refusal Agreement, each having a term of two years from November 20, 1995. Of the 500,000 shares issued pursuant to the Contribution Transaction, 450,000 shares were issued to ICII and 50,000 shares were issued to SPTL. All of the outstanding shares of common stock of ICIFC were retained by ICII. Lastly, IMH contributed to IWLG all of the aforementioned operating assets of SPTL's warehouse lending operations contributed to it in exchange for shares representing 100% of the common stock of IWLG thereby forming it as a wholly-owned subsidiary. On November 20, 1995, the net tangible book value of the assets contributed pursuant to the Contribution Transaction was $525,000. ICII and SPTL retained all other assets and liabilities related to contributed operations which at November 20, 1995 consisted mostly of $ 11.7 million of MSRs, $22.4 million of finance receivables, and $26.6 million in advances made by ICII and SPTL to fund mortgage conduit loan acquisitions and to fund finance receivables, respectively.


4. INVESTMENT IN ICIFC

   Summarized financial information for ICIFC (unaudited) ( in thousands).

                                                                        March 31,               December 31,
                                                                           1996                     1995
                                                                  -----------------        ------------------
ASSETS
- - ------
Cash...........................................................     $          -             $      2,184
Mortgage loans held for sale...................................          179,631                  544,275
Accrued interest receivable....................................              763                    2,985
Due from affiliates............................................            4,472                    2,542
Mortgage servicing rights......................................            2,657                        -
Premises and equipment, net....................................              490                      516
Other assets...................................................               93                      129
                                                                  -----------------        ------------------
                                                                    $    188,106             $    552,631
                                                                  -----------------        ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Borrowings from IWLG...........................................     $    173,408             $    550,291
Accrued interest expense.......................................            2,894                    1,348
Other liabilities..............................................            1,828                      118
Due to affiliate...............................................              344                        -
                                                                  -----------------        ------------------
  Total liabilities............................................          178,474                  551,757
                                                                  -----------------        ------------------


ShareholdersO equity:
 Preferred stock...............................................            9,143                    1,014
 Common stock..................................................               92                       10
 Retained earnings (accumulated deficit).......................              397                     (150)
                                                                  -----------------        ------------------

  Total shareholdersO equity...................................            9,632                      874
                                                                  -----------------        ------------------
                                                                    $    188,106             $    552,631
                                                                  =================        ==================

                                                                       For the Three Months Ended March 31,
                                                                                   (unaudited)
                                                                  -------------------------------------------
                                                                            1996                     1995
                                                                  -----------------        ------------------
Revenues:
 Gain on sale of loans.........................................     $      2,614             $        730
 Interest income...............................................           11,119                        -
 Loan servicing income.........................................               32                    1,333
 Gain on sale of servicing rights..............................                -                      369
                                                                  -----------------        ------------------

                                                                          13,765                    2,432
                                                                  -----------------        ------------------
Expenses:
 Amortization of mortgage servicing rights.....................               14                      448
 Personnel expense.............................................              835                      518
 General and administrative expense............................              365                      614
 Interest on borrowings from IWLG..............................           11,219                        -
 Interest on borrowings from ICII..............................                -                      149
 Provision for loan losses.....................................              400                        -
                                                                  -----------------        ------------------
                                                                          12,833                    1,729
                                                                  -----------------        ------------------
Income before income taxes.....................................              932                      703
Income taxes...................................................             (384)                    (295)
                                                                  -----------------        ------------------
  Net income...................................................     $        548             $        408
                                                                  -----------------        ------------------

5. MORTGAGE LOANS HELD FOR INVESTMENT

   The Company purchases certain non-corforming mortgage loans to be held as long-term investments. Mortgage loans held for investment are recorded at cost at the date of purchase. Mortgage loans held for investment include various types of adjustable-rate loans secured by mortgages on single-family residential real estate properties and fixed-rate loans secured by second trust deeds on single-family residential real estate properties, accounting for 89% and 11%, respectively, of the long-term investment portfolio at March 31, 1996. At December 31, 1995, the Company had no mortgage loans held for investment.

   Approximately 76% of the mortgage loans held for investment at March 31, 1996 were collateralized by properties located in California. Premiums and discounts and the market valuation related to these loans are amortized over their estimated lives using the interest method. Loans are continually evaluated for collectibility and, if appropriate, the loan is placed on nonaccrual status, generally 90 days past due and previously accrued interest reversed from income. As of December 31, 1995 and March 31, 1996, there were no loans and $164,000 of loans on nonaccrual status, respectively.

   The Company maintains an allowance for losses on mortgage loans held for investment at an amount which it believes is sufficient to provide adequate protection against future losses in the loan portfolio. The allowance for losses is determined primarily on the basis of managementOs judgment of net loss potential, including specific allowances for known impaired loans and other factors such as changes in the nature and volume of the portfolio, value of the collateral, and current economic condition that may affect the borrowers' ability to pay. A provision is recorded for all accounts or portions thereof deemed to be uncollectible thereby increasing the allowance for loan losses.

6. FINANCE RECEIVABLES

   Finance receivables represent transactions with customers, including ICIFC, involving predominantly residential real estate lending. As a warehouse lender, the Company is a secured creditor of the mortgage bankers and brokers to which it extends credit and is subject to the risks inherent in that status, including the risk of borrower default and bankruptcy. Any claim of the Company as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay.

   The Company maintains an allowance for losses on financing receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the portfolio. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known impaired loans. A provision is recorded for all accounts or portions thereof deemed to be uncollectible thereby increasing the allowance for loan losses for finance receivables.

   Finance receivables are stated at the principal balance outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the loans. Finance receivables are continually evaluated for collectibility and, if appropriate, the receivable is placed on nonaccrual status, generally 90 days past due. Future collections of interest income are included in interest income or applied to the loan balance based on an assessment of the likelihood that the loans will be repaid.

   The Company earns interest rates at prime on warehouse lines to ICIFC and prime plus one-half to two percent on its warehouse lines to other mortgage banking companies. These lines have maturities which range from on demand to one year and are generally collateralized by mortgages on single family residences.

7. INVESTMENT IN ICIFC

   The Company records its investment in ICIFC on the equity method. ICII owns all of the common stock of ICIFC and is entitled to 1% of the earnings or losses of ICIFC. The Company is entitled to 99% of the earnings or losses of ICIFC through it's ownership of all of the non-voting preferred stock in ICIFC. ICIFC is a mortgage loan conduit organization which purchases mortgage loans and subsequently securitizes or sells such loans to permanent investors inluding IMH.

8. REVERSE-REPURCHASE AGREEMENTS

   The Company enters into reverse-repurchase agreements with major brokerage firms for its mortgage warehouse lending operations and to fund the purchase of mortgage-backed securities. The maximum amount available under the repurchase agreements as of December 31, 1995 and March 31, 1996 was $623 million.

9. STOCKHOLDERS' EQUITY

   IMH intends to distribute 95% or more of its net taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to its common stockholder's each year so as to comply with the REIT provisions of the Internal Revenue Code. Holders of the common stock are entitled to such dividends as IMH's Board of Directors, in its discretion, may declare out of funds available. In the event of liquidation of IMH, holders of common stock are entitled to receive, pro rata, all of the assets of IMH available for distribution. Holders of the common stock have no conversion or preemptive or other subscription rights and there are no redemption or sinking fund provisions applicable to the common stock.

10. COMMITMENTS AND CONTINGENCIES

    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. Such instruments include short-term commitments to extend credit to borrowers under warehouse lines of credit which involve elements of credit risk. In addition, the Company is exposed to credit loss in the event of non-performance by the counterparties to the various agreements associated with loan purchases. However, the Company does not anticipate non-performance by such borrowers or counterparties. Unless noted otherwise, the Company does not require collateral or other security to support such commitments.


    LOAN COMMITMENTS

    The Company's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage originators and ICIFC to finance mortgage loans from the closing of the loans until sold to permanent investors. As of March 31, 1996, the Company had extended 10 committed lines of credit in the aggregate principal amount of $ $633.5 million, of which $194 million was outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROSPECTIVE SUMMARY


GENERAL

The Company's principal sources of net income are (1) net income from its REIT-qualified, tax-exempt Long-Term Investment Operations, (2) dividends from the Conduit Operations, at ICIFC, which is fully subject to federal and state income taxes, and (3) net income IWLG, the REIT-qualified, tax-exempt Warehouse Lending Operations. The principal source of income from its Long-Term Investment Operations is net interest income, which is the net spread between interest earned on mortgage loans and securities held for investment and interest costs associated with the borrowings used to finance such loans and securities. The principal sources of income from ICIFC are gains recognized on the sale of mortgage loans and securities, net interest income earned on loans purchased by ICIFC pending their securitization or resale, servicing fees, commitment fees and processing fee income. The principal sources of income from IWLG are the net spread between interest earned on warehoused loans and interest costs associated with borrowings used to finance such loans and fee income received from borrowers in connection with such loans.

  References to the Pre-Contribution Transaction period refers to periods prior to November 20, 1995, the Initial Public Offering. References to the Post-Contribution Transaction period refers to periods subsequent to November 20, 1995. References to financial information of IMH for the year ended December 31, 1995 reflect the financial operations of IMH, its subsidiary IWLG and IMH's equity interest in ICIFC Post-Contribution Transaction, and the pro forma financial data of IMH's equity interest in ICII's mortgage conduit operations and SPTL's warehouse lending operations Pre-Contribution Transaction.
References to financial information of ICIFC for the year ended December 31, 1995 reflect the financial data of ICIFC Post-Contribution Transaction and the pro forma financial information of ICII's mortgage conduit operation Pre-Contribution Transaction.


 HISTORICAL TRENDS

  ICIFC's mortgage loan acquisitions decreased 35% in 1995 to $1.1 billion, which included $501.4 million of mortgage loans acquired from ICII and its affiliates, from $1.7 billion in 1994 due to increased interest rates which reduced mortgage loan originations throughout the mortgage industry (and ICIFC's refocus on the non-conforming mortgage loan market and increased competition in such non-conforming market). ICIFC was also adversely affected by the increase in interest rates during 1994, resulting in a 20% decline in mortgage acquisitions in 1994 to $1.7 billion from $2.1 billion originated in 1993. The aforementioned decline in mortgage acquisitions resulted in higher operating costs as a percentage of acquisitions despite ICIFC's efforts to reduce excess production capacity through 1994 and 1995.

  In an effort to increase profitability, ICIFC reduced operating expenses, primarily through a reduction in personnel. At December 31, 1995, ICIFC had 36 employees, a 49% decrease from 71 employees at December 31, 1994. At December 31, 1994, the conduit operations of ICII employed 71 employees, a 57% decrease from 167 employees at December 31, 1993. ICIFC continues to assess its work force in order to properly match its loan acquisition capacity to current market demands. In addition in 1995, ICIFC emphasized the acquisition of higher margin non-conforming mortgage loan products which provided a higher return than conforming mortgage loans.

  During the three months ended March 31, 1996, ICIFC's mortgage loan acquisitions increased 139% to $280.5 million as compared to $117.4 million for the same period in 1995. Excluding the acquisition of mortgage loans from ICII or its affiliated mortgage banking operations, ICIFC's mortgage loan acquisitions declined 2% to $115.5 million in the first quarter of 1996 as compared to $117.4 million for the same period in 1995. The increase in mortgage loan acquisitions for the quarter ended in March 31, 1996 as compared to the previous year was primarily the result of the Company's increased marketing and sales effort subsequent to the Initial Public Offering and acquisitions from ICII and its affiliated mortgage banking operations. As the affiliate mortgage banking operations completely divest themselves from ICII, ICIFC expects to continue to acquire loans from these newly formed mortgage banking entities. In conjunction with the increase in loan acquisitions and ICIFC's divestiture from ICII, the Company has added additional personnel to handle functions previously performed by ICII. At March 31, 1996, ICIFC employed 60 employees, an increase of 43% from 42 employees at March 31, 1995.

  LOAN SERVICING

  Mortgage loan servicing consists of collecting payments from borrowers and remitting such funds to investors, accounting for loan principal and interest payments, making advances when required, holding escrow funds for the payment of taxes and insurance, contacting delinquent borrowers, foreclosing in the event of unremedied defaults and performing other administrative duties. A servicer's obligation to provide mortgage loan servicing and its right to collect fees are set forth in a servicing contract. ICIFC's exclusive source of servicing rights is from mortgage loans acquired and subsequently sold. ICIFC has historically sub-contracted its servicing obligations to ICII. Management believes that the terms are comparable to industry standards. In the first quarter of 1996, ICII contracted to sell substantially all of its mortgage servicing portfolio and eliminate a substantial portion of its mortgage servicing department. In response to ICII's decision to exit the mortgage servicing business, ICIFC is in the process of negotiating with another third party sub-servicer. ICIFC expects that the transfer of servicing responsibilities will take place in June 1996. However, there are no assurances that ICIFC will be able to complete the transfer by this date.

  ACCOUNTING  FOR SERVICING RIGHTS

  When ICIFC purchases loans that include the associated servicing rights, the allocated price paid for the servicing rights, net of amortization based on assumed prepayment rates, is reflected on its financial statements as Mortgage Servicing Rights ("MSRs"). During 1995 and 1994, the conduit operations' MSRs decreased by $11.5 million and increased by $1.9 million, respectively. As part of the Contribution Transaction, ICII retained all of ICIFC's MSR's in the amount of $11.7 million, leaving ICIFC with no MSRs at December 31, 1995.

  On May 12, 1995, the Financial Accounting Standards Board issued SFAS No.
122, ''Accounting for Mortgage Servicing Rights,'' an amendment to SFAS No. 65. ICIFC elected to adopt this standard retroactive to January 1, 1995. SFAS No. 122 prohibits retroactive application to years prior to 1995.

  SFAS No. 122 requires that a portion of the cost of acquiring a mortgage loan be allocated to the mortgage loan servicing rights based on its fair value relative to the loan as a whole. To determine the fair value of the servicing rights created, ICIFC used the market prices under comparable servicing sale contracts, when available, or alternatively used a valuation model that calculates the present value of future net servicing revenues to determine the fair value of the servicing rights. In using this valuation method, ICIFC incorporated assumptions that they believe market participants would use in estimating future net servicing income which includes estimates of the cost of servicing, a discount rate, an inflation rate, an ancillary income per loan, a prepayment rate, and a default rate.

  Beginning January 1, 1995, ICIFC determined servicing value impairment by disaggregating its mortgage conduit operations' servicing portfolio into its predominant risk characteristics. ICIFC determined those risk characteristics to be loan program type and interest rate. These segments of the portfolio were then evaluated, using market prices under comparable servicing sale contracts, when available, or alternatively using the same model as was used to originally determine the fair value at acquisition, using current assumptions at the end of the quarter. The calculated value was then compared to the capitalized recorded value of each loan type and interest rate segments to determine if a valuation allowance is required. At December 31, 1995, ICIFC had no MSRs since ICII retained these assets as part of the Contribution Transaction. However, as ICIFC continues to rebuild its mortgage loan servicing portfolio, ICIFC expects to continue to use the same valuation and impairment criteria that was used Pre-Contribution Transaction. At March 31, 1996, ICIFC had capitalized $2,656,626 of mortgage servicing rights.

  MSRs are subject to some degree of volatility in the event of unanticipated prepayments or defaults. Prepayments in excess of those anticipated at the time MSRs are recorded result in accelerated amortization rates and increased future amortization expense. The rate of prepayment of loans is affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing. The effect of those factors on loan prepayment rates may vary depending on the particular type of loan. Estimates of prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part, on the historical rate of prepayment of ICIFC's loans, and other considerations such as interest rate and economic conditions. There can be no assurance of the reasonableness of management's prepayments estimates. If actual prepayment with respect to loans serviced occur more quickly than were projected at the time such loans were sold, the carrying value of the MSRs may have to be charged to earnings in the period of adjustment through a valuation allowance. If actual prepayments with respect to loans occur more slowly than estimated, the carrying value of MSRs would not increase, although total income would exceed previously estimated amounts.



RESULTS OF OPERATIONS:

  THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
1995

  Net income for the quarter ended March 31, 1996 increased to $1.7 million as compared to $364,000 for the same period in 1995. Net income per share for the quarter ended March 31, 1996 was $0.39. Net income per share for the quarter ended March 31, 1995 is not presented since there were no shares outstanding during the period.

  Revenues for the three months ended March 31, 1996 increased to $13.7 million as compared to $520,000 for the same period in 1995, primarily as a result of an increase in interest income from IWLG's finance receivables and to a lesser extent investment securities available-for-sale and cash and cash equivalents. Total finance receivables increased to $196.1 million at March 31, 1996 as compared to $6.1 million at March 31, 1995 as a result of IWLG providing warehouse facilities to ICIFC subsequent to November 20, 1995. At March 31, 1996, ICIFC accounted for 88% of IWLG's total gross finance receivables outstanding. In addition, IMH invested a portion of the net proceeds of the Company's initial public offering in investment securities available-for-sale. At March 31, 1996, IMH had total investment securities available-for-sale and cash and cash equivalents of $50.3 million as compared to none at March 31, 1995.

  Expenses for the three months ended March 31, 1996 increased to $12.0 million as compared to $184,000 for the same period in 1995 primarily as a result of an increase in borrowings associated with the financing of IWLG's finance receivables, an increase in the provision for loan losses and the payment of fees associated with the management agreement with Imperial Credit Advisors Inc. ("ICAI"). Interest expense to finance IMH's operations from reverse repurchase borrowings or borrowing from SPTL increased to $9.0 million for the quarter ended March 31, 1996 as compared to $48,000 for the same period in 1995. The increase in interest expense was the result of the growth in IMH's earning assets as discussed above. The provision for loan losses increased to $2.4 million for the quarter ended March 31, 1996 as compared to $104,000 for the same period in 1995 as a result of establishing a reserve for credit losses related to $301.6 million of mortgage loans underlying a CMO offering which closed in April 1996. The provision in 1995 was the result of a write-off of a customer's outstanding balance on a finance receivable. While IMH believes that it has adequately reserved for any future credit losses, the Company may have to add to its loan loss reserve based upon actual loan loss experience or an increase in the Company's investment portfolio.

  Finance receivables decreased to $196.1 million at March 31, 1996 from $582.9 million at December 31, 1995 due to the sale of $311.5 million of mortgage loans held for sale at ICIFC to IMH where such loans were held for investment. This transaction reduced ICIFC's borrowings from IWLG which appeared as a finance receivable on IMH's consolidated balance sheets.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal liquidity requirements result from the need to fund the acquisition of mortgage loans held for sale by ICIFC, the long-term investment in mortgage loans by IMH, and the short-term lendings by IWLG. Prior to November 20, 1995, ICIFC was funded by ICII through committed reverse repurchase agreements and capital contributions. Historically, SPTL's warehouse lending operations were funded by SPTL through deposits, other borrowings and equity. However, after November 20, 1995, the Long-Term Investment Operations, the Conduit Operations and the Warehouse Lending Operations are funded by reverse repurchase agreements, proceeds from the issuance of common or preferred stock, sale of mortgage securities and issuance of CMOs.

  During the three months ended March 31, 1996 and 1995, net cash provided by operating activities was $4.5 million, and $62,000, respectively. Net cash during the three months ended March 31, 1996 and 1995 was negatively affected by the "Equity interest in net income of ICI Funding Corporation" which was accounted for under the equity method. During the quarter ended March 31, 1996, the Company was also affected by an increase in accrued interest on loans associated with the increase in the Company's mortgage loan investment portfolio, principally offset by a provision for finance receivable losses.

  Net cash provided by (used in) investing activities for the three months ended March 31, 1996 and 1995 was $49.6 million and $(3.2) million, respectively. During the three months ended March 31, 1996, payoffs of finance receivables exceeded additional borrowings of such receivables primarily due to the sale of mortgage loans by ICIFC during the three months ended March 31, 1996 acquired in December 1995. For the quarter ended March 31, 1996, net cash was negatively affected by an increase in loans held for investment by the Company.

  During the quarter ended March 31, 1996 and 1995, net cash provided by (used in) financing activities was $(39.3) million and $3.1 million, respectively. These net cash figures were affected by factors similar to those affecting net cash (used in) provided by investing activities described above. As a result of such factors, borrowings to fund mortgage loan acquisitions fluctuated accordingly. Subsequent to the Contribution Transaction, such borrowings consisted of reverse repurchase agreements. Prior to the Contribution Transaction, such borrowings consisted of borrowings from SPTL.

  At March 31, 1996, the Company had reverse repurchase facilities to provide up to $623.0 million of committed or non-committed reverse repurchase facilities to finance the Company's three businesses. Terms of the reverse repurchase agreements require that the mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the original principal balance. The borrowing rates quoted vary from 65 basis points to 100 basis points over one-month LIBOR, depending on the type of collateral provided by the Company. The margins on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 90% to 98% of the fair market value of the collateral. Management believes that cash flow from operations and the aforementioned potential financing arrangements is sufficient to meet the current liquidity needs of the three businesses.


INFLATION

  The consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company's operations are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Inflation affects the Company's operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. However, as interest rates increase, and loan prepayments decline, the value and earnings from the servicing portfolio increases.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

  ComUnity National Asset Corporation, a Maryland corporation  v. Thomas O.
  -------------------------------------------------------------------------
Markel Jr., an individual, HOMEMAC  MORTGAGE BANKERS, a business association of
- - -------------------------------------------------------------------------------
unknown form; HOMEMAC CORPORATION, a California corporation; HOMEMAC FINANCE
- - ----------------------------------------------------------------------------
CORPORATION,  a California corporation; HOMEMAC INSTITUTIONAL MORTGAGE
- - ----------------------------------------------------------------------
CORPORATION, a California corporation; IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.,
- - -------------------------------------------------------------------------------
a Maryland corporation; and DOES 1 through 100, inclusive, Orange County
- - ----------------------------------------------------------
Superior Court Case No. 761786.

  On April 1, 1996, plaintiff ComUnity National Asset Corporation filed a lawsuit in Orange County Superior Court against Thomas O. Markel, Jr. ("Markel"), several Homemac entities and the Company. The complaint seeks damages for statutory and common law misappropriation of trade secrets, restitution for unfair competition, damages for negligence and conversion.

  The plaintiff seeks damages in a unspecified amount, alleging that said amount is in no event less than the amount spent and/or obligations incurred by plaintiff in setting up its business and organizational plan to become a REIT dealing primarily in sub-A mortgage loans and to take plaintiff public in an initial public offering. Also plaintiff alleges that the Company wrongfully received consideration in the form of, among other things, reduced expenses and legal fees, salary, wages, stock options, and other forms of consideration arising out of the commercial exploitation of plaintiff's confidential information, and that the plaintiff is entitled to an order or restitution compelling the Company to disgorge all such considerations over to plaintiff. The Company believes that based in part on the advice of legal counsel, the complaint is without merit and intends to vigorously defend the action.

  Other than the foregoing, the Company is not a party to any material legal proceedings.

ITEM 2- ITEM 5:   NOT APPLICABLE

ITEM 6.  EXHIBIT


                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.
             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                       Quarter Ended
                                                       March 31, 1996
                                                    -----------------

Primary earnings per share:
Net income                                             $  1,693,639
                                                    =================

Avg. number of shares outstanding                         4,250,000

Net effect of dilutive stock options-
Based on treasury stock method using
average market price                                         57,158
                                                    -----------------

Total average shares                                      4,307,158
                                                    =================

Primary earnings per share (a)                         $       0.39
                                                    =================

(a)  Fully diluted earnings per share
 were not materially different


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.



                                                  By: /s/ Richard J. Johnson
                                                  --------------------------
                                                       Richard J. Johnson
                                                     Senior Vice President
                                                 and Chief Financial Officer
  Date:  May 14, 1996