Form 10-Q
period 1996-06-30
IMPERIAL CREDIT MORTGAGE HOLDINGS INC
filed 1996-08-14
CIK 1000298

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from        to
                                   -------    ---------
                        Commission File Number: 0-19861


                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


          Maryland                               33-0675505
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
 incorporation or organization)

        20371 Irvine Avenue                          92707
  Santa Ana Heights, California                    (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (714) 556-0122 Securities registered pursuant to Section 12(b) of the Act:


     Title of each class            Name of each exchange on which registered
     -------------------            -----------------------------------------
     Common Stock $0.01 par value                American Stock Exchange

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on August 8, 1996 on the American Stock Exchange was approximately $105.8 million.

  The number of shares of Common Stock outstanding as of August 8, 1996:
6,767,500

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

===============================================================================

                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.

                        1996 FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                                             Page #

             PART I. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ITEM 1. FINANCIAL INFORMATION - IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.

Consolidated Statement of Operations, Three- and Six Months Ended, June 30, 1996 and 1995       3

Consolidated Balance Sheet, June 30, 1996 and December 31, 1995                                 4

Consolidated Statement of Changes in Stockholders' Equity                                       5

Consolidated Statement of Cash Flows, Six Months Ended, June 30, 1996 and 1995                  6

Selected Notes to Consolidated Financial Statements                                             7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                                   14


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                       21

ITEM 2 & 3. NOT APPLICABLE                                                                      21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     21

ITEM 5.  NOT APPLICABLE                                                                         21

ITEM 6. EXHIBIT - STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE                         22

SIGNATURES                                                                                      23


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                       As of June 30, 1996   As of December 31, 1995
                                                                            (unaudited)
                                                                       -------------------   -----------------------
ASSETS
- ------
  Cash and cash equivalents                                                       $ 31,344                  $  2,284
  Investment securities available-for-sale                                          40,152                    17,378
  Loan receivables:
      Mortgage loans held for investment                                             1,301                         -
      CMO collateral                                                               289,208                         -
      Finance receivables                                                          290,321                   583,021
  Allowance for loan losses                                                         (3,000)                     (100)
  Lease payment receivables held for sale                                                -                     8,441
  Accrued interest receivable                                                        2,913                     1,645
  Due from affiliates                                                                9,629                       113
  Investment in ICI Funding Corporation                                              9,612                       866
  Other assets                                                                         161                        40
                                                                       -------------------   -----------------------
                                                                                  $671,641                  $613,688
                                                                       ===================   =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
  Reverse-repurchase agreements                                                   $303,046                  $567,727
  CMO Borrowings                                                                   279,462                         -
  Due to affiliates                                                                  3,513                         -
  Accrued Interest Expense                                                           1,562                         -
  Other liabilities                                                                  1,485                       725
                                                                       -------------------   -----------------------
        Total Liabilities                                                          589,068                   568,452
                                                                       -------------------   -----------------------

STOCKHOLDERS' EQUITY:
       Preferred Stock, $.01 par value; $10 million shares
         authorized; none issued or outstanding at June
         30, 1996 and at December 31, 1995                                               -                         -
      Common Stock; $.01 par value; 50 million shares authorized:
        6,750,000 and 4,250,000 shares issued and outstanding at
        June 30, 1996 and at December 31, 1995, respectively                            68                        43
      Additional paid-in capital                                                    81,980                    44,971
      Retained earnings                                                              2,147                       315
      Investment securities valuation allowance                                     (1,622)                      (93)
                                                                       -------------------   -----------------------
        Total Stockholders' Equity                                                  82,573                    45,236
                                                                       -------------------   -----------------------
                                                                                  $671,641                  $613,688
                                                                       ===================   =======================

         See accompanying notes to consolidated financial statements.

            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
               (in thousands, except earnings per share figures)
                                  (unaudited)

                                                               For the Three Months         For the Six Months
                                                                  Ended, June 30,             Ended, June 30,
                                                                1996          1995          1996          1995
                                                               ---------------------        -------------------
Revenues
- --------
  Interest income                                                $13,972   $   211            $26,982   $  297
  Equity in net income of ICI Funding Corporation                     75     1,315                618    1,718
  Fee income                                                         155        55                327       85
                                                               ---------------------        -------------------
                                                                  14,202     1,581             27,927    2,100
                                                               ---------------------        -------------------
EXPENSES
- --------
  Interest on borrowings from reverse-repurchases                 10,443         -             19,452        -
  Advisory fee                                                       745         -              1,171        -
  Provision for loan losses                                          485        91              2,900      195
  Interest on borrowings from SPTL                                     -       129                  -      177
  General and administrative expense                                 208         6                299        9
  Professional services                                              136         4                180        9
  Personnel expense                                                   49        20                 93       39
  Telephone and other communications                                   1         3                  3        6
  Occupancy expense                                                    -         1                  -        2
  Data processing expense                                              -         1                  -        2
                                                               ---------------------        -------------------
                                                                  12,067       255             24,098      439
                                                               ---------------------        -------------------

Income before income tax expense (benefit)                         2,135     1,326              3,829    1,661

Income tax expense (benefit)                                           -         5                  -      (24)
                                                               ---------------------        -------------------
   Net Income                                                    $ 2,135   $ 1,321            $ 3,829   $1,685
                                                               =====================        ===================

Primary and fully diluted income per common share                $  0.46                      $  0.85
                                                               =========                    =========

Dividends declared per common share                                 0.45                         0.84
                                                               =========                    =========



         See accompanying notes to consolidated financial statements.

            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLERS' EQUITY
                  (in thousands, except for number of shares)

                                        Number of                  Additional                               Securities
                                         Shares        Common       Paid-in      Contributed    Retained     Valuation
                                       Outstanding     Stock        Capital        Capital      Earnings     Allowance      Equity
                                       -----------    ---------    -----------   ------------   --------    ----------   -----------

Balance, December 31, 1994                      -      $     -         $     -       $ 358      $  6,496     $      -     $  6,854
Contribution Transaction                  500,000            5             515        (358)       (8,239)           -       (8,077)
Net proceeds, from intial
   public offering                      3,750,000           38          44,456           -             -            -       44,494
Net income, 1995                                -            -               -           -         2,058            -        2,058
Securities valuation
   allowance                                    -            -               -           -             -          (93)         (93)
                                       -----------    ---------    -----------   ------------   --------    ----------   -----------
Balance, December 31, 1995              4,250,000           43          44,971           -           315          (93)      45,236

Dividends paid (unaudited)                      -            -               -           -        (1,997)           -       (1,997)
Net proceeds, from secondary
   public offering (unaudited)          2,500,000           25          37,009           -             -            -       37,034
Net income, six months ended
   June 30, 1996 (unaudited)                    -            -               -           -         3,829            -        3,829
Change in securities valuation
   allowance (unaudited)                        -            -               -           -             -       (1,529)      (1,529)
                                       -----------    ---------    -----------   ------------   --------    ----------   -----------

Balance, June 30, 1996                  6,750,000      $    68         $81,980       $   -      $  2,147     $ (1,622)    $ 82,573
                                       ===========    =========    ===========   ============   ========    ==========   ===========


         See accompanying notes to consolidated financial statements.

            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                               FOR THE SIX MONTHS
                                                                                 ENDED, JUNE 30,
                                                                                1996       1995
                                                                             ----------  ---------
Cash flows from operating activities:
   Net income                                                                $   3,829   $  1,685

   Adjustments to reconcile net income to net cash provided by operating activities:

   Equity in net income of ICI Funding Corporation                                (618)    (1,718)
   Provision for loan losses                                                     2,900        100
   Net change in accrued interest receivable                                    (1,268)       (24)
   Net change in accrued interest expense                                        1,562          -
   Net change in other assets and liabilities                                   (5,362)         -
                                                                             ----------  ---------
      Net cash provided by operating activities                                  1,043         43
                                                                             ----------  ---------

Cash flows from investing activities:
   Net change in mortgage loans held for investment                             (1,301)         -
   Net change in mortgage loans held for CMO collateral                       (289,208)
   Net change in finance receivables                                           292,700    (11,912)
   Purchase of investment securities available-for-sale                        (24,304)         -
   Net change in lease payment receivables                                       8,441          -
   Contribution to ICI Funding Corporation                                      (8,128)         -
                                                                             ----------  ---------
      Net cash provided by (used in) investing activities                      (21,800)   (11,912)
                                                                             ----------  ---------

Cash flows from financing activities:
   Net change in borrowings from SPTL                                                -     11,869
   Net change in reverse-repurchase agreements                                (264,682)         -
   Net change in CMO borrowings                                                279,462
   Dividends paid                                                               (1,997)         -
   Proceeds from secondary stock offering                                       37,034
                                                                             ----------  ---------
      Net cash (used in) provided by financing activities                       49,817     11,869
                                                                             ----------  ---------

Net change in cash and cash equivalents                                         29,060          -
Cash and cash equivalents at beginning of period                                 2,284          -
                                                                             ----------  ---------
Cash and cash equivalents at end of period                                   $  31,344   $      -
                                                                             ==========  =========


         See accompanying notes to consolidated financial statements.

                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)

    Unless the context otherwise requires, references herein to the "Company" means Imperial Credit Mortgage Holdings, Inc. ("IMH"), ICI Funding Corporation ("ICIFC"), and Imperial Warehouse Lending Group, Inc. ("IWLG"), collectively. References to IMH refer to Imperial Credit Mortgage Holdings, Inc. as a separate entity from ICIFC and IWLG.

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principals and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    References to financial information of IMH for the three- and six- month periods ended June 30, 1995 reflect the pro forma financial data of IMH's equity interest in Imperial Credit Industries, Inc. ("ICII") mortgage conduit operations and Southern Pacific Thrift and Loan ("SPTL") warehouse lending operations, prior to November 20, 1995 (the "Initial Public Offering"). References to financial information of IMH for the three- and six-month periods ended June 30, 1996 and as of December 31, 1995 reflect financial results of IMH's equity interest in ICIFC and results of operations of IWLG and IMH as stand-alone entities, subsequent to November 20, 1995. Refer to "The Contribution Transaction" on page 8 for additional information on this subject.

    The results of operations of ICIFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations for IMH as "Equity in net income of ICI Funding Corporation." For the three- and six-month periods ended June 30, 1995, the financial statements included elsewhere herein reflect management's estimate of the level of previous capital and the amounts of interest charges and general and administrative expense and income taxes that ICII's mortgage conduit operations would have incurred had it operated as an entity separate from ICII.


2.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


    IMH is a recently-formed Maryland corporation which elected to be taxed as a real estate investment trust ("REIT"). The Company operates three businesses, two of which include certain ongoing operations that were contributed to the Company on November 20, 1995 by ICII, a leading diversified financial services company and mortgage bank specialty finance company, and SPTL.

    Long-Term Investment Operations. The long-term investment operations, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). Such loans generally provide higher yields than conforming loans. The principal differences between conforming loans and non-conforming loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the type of properties securing the mortgage loans, the loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second, non-conforming mortgage loans are higher yielding than conforming mortgage loans for the purpose of debt consolidation, home improvements, education and a variety of other purposes. At June 30, 1996, the Company's mortgage loan and securities investment portfolio consisted of $289.2 million of mortgage loans held as collateral for Collateralized Mortgage Obligations ("CMO"), $40.2 million of mortgage-backed or other collateralized securities and $1.3 million of non-conforming mortgage loans.

    Conduit Operations. The conduit operations, ICIFC, primarily purchases non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of third party correspondents and subsequently securitizes or sells such loans to permanent investors including the long-term investment operations. ICIFC's ability to design non-conforming mortgage loans, which suit the needs of its correspondent loan originators and their borrowers, while providing sufficient credit quality to investors, as well as its efficient loan purchasing process, flexible purchase commitment options and competitive pricing enables it to compete effectively with other non-conforming mortgage loan conduits. ICIFC, in addition to its ongoing securitizations and sales to third party investors, supports the long-term investment operations of the Company by supplying IMH with non-conforming mortgage loans and securities backed by non-conforming mortgage loans. For the three- and six-month periods ended June 30, 1996, ICIFC acquired $362.8 million and $643.3 million, respectively, in mortgage loans and sold $8.5 million and $322.3 million, respectively, of mortgage loans and mortgage securities to the long-term investment operations.

    Warehouse Lending Operations. The warehouse lending operations, IWLG, provides short-term lines of credit to ICIFC and other approved mortgage banks, most of which are correspondents of ICIFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors. At June 30, 1996, IWLG had $290.3 million in outstanding finance receivables, of which $243.9 million was outstanding with ICIFC.

    In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer period. If a transfer does not meet the criteria for a sale, the transfer is accounted for a secured borrowing with pledge of collateral. SFAS 125 is effective for transfers and servicing for financial assets and distinguishments of liabilities occurring after

    December 31, 1996 and should be applied prospectively. Management has not evaluated the effect, if any, SFAS 125 will have on the Company's financial condition or operations.


    THE CONTRIBUTION TRANSACTION

    On November 20, 1995, ICII contributed to ICIFC certain of the operating assets and certain customer lists of ICII's mortgage conduit operations, including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans subject to rate locks from correspondents (having a principal balance of $44.3 million on November 20, 1995) in exchange for shares representing 100% of the common stock and 100% of the non-voting preferred stock of ICIFC. Simultaneously, on November 20, 1995, in exchange for 500,000 shares of Common Stock, (1) ICII contributed to IMH all of the outstanding non-voting preferred stock of ICIFC, which represents 99% of the economic interest in ICIFC, (2) SPTL contributed to IMH certain of the operating assets and certain customer lists of SPTL's warehouse lending division, and (3) ICII and SPTL executed a Non-Compete Agreement and a Right of First Refusal Agreement, each having a term of two years from November 20, 1995. Of the 500,000 shares issued pursuant to the Contribution Transaction, 450,000 shares were issued to ICII and 50,000 shares were issued to SPTL. All of the outstanding shares of common stock of ICIFC were retained by ICII. Lastly, IMH contributed to IWLG all of the aforementioned operating assets of SPTL's warehouse lending operations contributed to it in exchange for shares representing 100% of the common stock of IWLG thereby forming it as a wholly-owned subsidiary. On November 20, 1995, the net tangible book value of the assets contributed pursuant to the Contribution Transaction was $525,000. ICII and SPTL retained all other assets and liabilities related to contributed operations which at November 20, 1995 consisted mostly of $ 11.7 million of MSRs, $22.4 million of finance receivables, and $26.6 million in advances made by ICII and SPTL to fund the mortgage conduit loan acquisitions and finance receivables, respectively.

3.  INVESTMENT IN ICIFC

    Summarized financial information for ICIFC (in thousands).

                                          JUNE 30, 1996      DECEMBER 31, 1995
                                           (UNAUDITED)           (AUDITED)
                  ASSETS
                  ------

    Cash....................................  $    659              $  2,184
    Mortgage loans held for sale, net.......   257,122               544,275
    Accrued interest receivable.............     1,397                 2,985
    Due from affiliates.....................         -                 2,542
    Mortgage Servicing Rights...............     4,318                     -
    Premises and equipment, net.............       498                   516
    Other assets............................       773                   129
                                              --------              --------
                                              $264,767              $552,631
                                              ========              ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

    Borrowings from IWLG....................  $243,907              $550,291
    Due to affiliates.......................     6,261                     -
    Accrued interest expense................     2,798                 1,348
    Other liabilities.......................     2,093                   118
                                              --------              --------
       Total liabilities....................   255,059               551,757
                                              --------              --------
    Shareholders' equity:
      Preferred stock.........................   9,143                 1,014
      Common stock............................      92                    10
      Retained earnings (accumulated
      deficit)................................     473                  (150)
                                              --------              --------
       Total shareholders' equity                9,708                   874
                                              --------              --------
                                              $264,767              $552,631
                                              ========              ========

                                               For the Three Months Ended,         For the Six Months Ended,
                                                         June 30,                          June  30,
                                                   1996            1995                1996         1995
                                               ---------       ----------          ------------  -----------
Revenues:
     Interest income....................         $6,691         $      -             $ 17,811    $      -
     Gain on sale of loans..............          1,363            2,504                3,962       3,234
     Loan servicing income..............            237            1,327                  268       2,660
     Gain on sale of servicing rights...              -                -                    -         370
                                        --------------------------------------------------------------------
                                                  8,291            3,831               22,041       6,264
                                        --------------------------------------------------------------------
Expenses:
     Interest on borrowings from IWLG...          6,258                -               17,477           -
     Interest on borrowings from ICII...              -              117                    -         266
     Personnel expense..................          1,186              315                2,005         833
     General and administrative expense.            412              428                  792       1,043
     Provision for loan losses..........            176                -                  576           -
     Amortization of mortgage servicing
      rights............................            110              682                  110       1,129
                                        --------------------------------------------------------------------
                                                  8,142            1,542               20,960       3,271
                                        --------------------------------------------------------------------

Income before income taxes..............            149            2,289                1,081       2,993
Income taxes............................             73              961                  457       1,257
                                        --------------------------------------------------------------------
     Net income.........................         $   76         $  1,328             $    624    $  1,736
                                        ====================================================================

4.   LOAN RECEIVABLES:

        MORTGAGE LOANS HELD FOR INVESTMENT

   The Company purchases certain non-conforming mortgage loans to be held as long-term investments. Mortgage loans held for investment are recorded at cost at the date of purchase. Mortgage loans held for investment include various types of adjustable-rate loans secured by mortgages on single-family residential real estate properties and fixed-rate loans secured by second trust deeds on single-family residential real estate properties. At June 30, 1996 and December 31, 1995, the Company had $1.3 million and no mortgage loans held for investment, respectively.

   Premiums and discounts and related to these loans are amortized over their estimated lives using the interest method. Loans are continually evaluated for collectibility and, if appropriate, the loan is placed on non-accrual status, generally 90 days past due, and previously accrued interest reversed from income. As of June 30, 1996 and December 31, 1995, there were $215,000 and no loans on non-accrual status, respectively.

   The Company maintains an allowance for losses on mortgage loans held for investment at an amount which it believes is sufficient to provide adequate protection against future losses in the loan portfolio. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known impaired loans and other factors such as changes in the nature and volume of the portfolio, value of the collateral, and current economic condition that may affect the borrowers' ability to pay. A provision is recorded for all accounts or portions thereof deemed to be uncollectible thereby increasing the allowance for loan losses.

        COLLATERALIZED MORTGAGE OBLIGATIONS ("CMO")

   The Company issues CMO's secured by such loans as a means of financing its long-term investment operations. For accounting and tax purposes, the mortgage loans financed through the issuance of CMO's are treated as assets of the Company and the CMO's are treated as debt of the Company. Each issue of CMO's is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt, and any investment income on such collateral. The long-term investment operations earns the net interest spread between the interest income on the mortgage loans and the interest and other expenses associated with the CMO debt. The net interest spread may be directly impacted by the levels of prepayment of the underlying mortgage loans and to the extent CMO classes have variable rates of interest, may be affected by changes in short-term interest rates. As of June 30, 1996, the Company had outstanding CMO debt of $279.5 million and corresponding mortgage loans held as collateral of $289.2 million.

   The Company maintains an allowance for losses on loans collateralized by CMO's at an amount which it believes is sufficient to provide adequate protection against losses in the portfolio. The allowance for losses is determined primarily on the basis of managementOs judgment of net loss potential, including specific allowances for known impaired loans. All accounts or portions thereof deemed to be uncollectible are written-off to the allowance for loan losses.

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

   The Company maintains an allowance for losses on financing receivables at an amount which it believes is sufficient to provide adequate protection against losses in the portfolio. The allowance for losses is determined primarily on the basis of managementOs judgment of net loss potential, including specific allowances for known impaired loans. All accounts or portions thereof deemed to be uncollectible are written-off to the allowance for loan losses.

   Finance receivables are stated at the principal balance outstanding.
   Interest income is recorded on the accrual basis in accordance with the terms of the loans, except that accruals are discontinued when the payment of interest is 90 or more days past due. Future collections of interest income are included in interest income or applied to the loan balance based on an assessment of the likelihood that the loans will be repaid.

   The Company earns interest rates at prime on warehouse lines to ICIFC and prime to prime plus two percent on its warehouse lines to other mortgage banking companies. These lines have maturities which range from on demand to one year and are generally collateralized by mortgages on single family residences.

5. INVESTMENT IN ICIFC

   The Company records its investment in ICIFC on the equity method. ICII owns all of the common stock of ICIFC and is entitled to 1% of the earnings or losses of ICIFC. The Company is entitled to 99% of the earnings or losses of ICIFC through it's ownership of all of the non-voting preferred stock in ICIFC. ICIFC is a mortgage loan conduit organization which purchases mortgage loans and subsequently securitizes or sells such loans to permanent investors.

6. REVERSE-REPURCHASE AGREEMENTS

   The Company enters into reverse-repurchase agreements with major brokerage firms for its mortgage warehouse lending operations and to fund the purchase of mortgage-backed securities.

7. STOCKHOLDERS' EQUITY

   IMH intends to distribute 95% or more of its net taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to its common stockholder's each year so as to comply with the REIT provisions of the Internal Revenue Code ("Code"). Holders of the common stock are entitled to such dividends as IMH's Board of Directors, in its discretion, may declare out of funds available. In the event of liquidation of IMH, holders of common stock are entitled to receive, pro rata, all of the assets of IMH available for distribution. Holders of the common stock have no conversion or preemptive or other subscription rights and there are no redemption or sinking fund provisions applicable to the common stock.

8. COMMITMENTS AND CONTINGENCIES

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

   LOAN COMMITMENTS

   The Company's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage originators and ICIFC to finance mortgage loans from the closing of the loans until sold to permanent investors. As of June 30, 1996, the Company had extended 13 committed lines of credit in the aggregate principal amount of $ $691.0 million of which $287.3 million was outstanding. Of the $691.0 million of committed lines of credit at June 30, 1996, $600.0 million was committed to ICIFC of which $243.9 million was outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the pre-contribution transaction period refers to periods prior to November 20, 1995, the Initial Public Offering. References to the post-contribution transaction period refers to periods subsequent to November 20, 1995.

References to financial information of IMH for the three- and six-month periods ended June 30, 1996 and for the year ended December 31, 1995 reflect the financial operations of IMH, it's subsidiary IWLG, and IMH's equity interest in ICIFC post-contribution transaction. References to financial information of IMH for the three- and six-month periods ended June 30, 1995 reflect the pro forma financial data of IMH's equity interest in ICII's mortgage conduit operations and SPTL's warehouse lending operations pre-contribution transaction.

GENERAL INFORMATION

The Company's principal sources of net income are (1) net income from its REIT-qualified, tax-exempt long-term investment operations, (2) net income from IWLG, the REIT-qualified, tax-exempt warehouse lending operations and (3) equity in net income from the conduit operations, ICIFC, which is fully subject to federal and state income taxes. The principal source of income from its long-term investment operations is net interest income which is the net spread between interest earned on mortgage loans and securities held for investment and interest costs associated with borrowings used to finance such loans and securities, including CMO debt. The principal source of income from IWLG is net interest income which is the spread between interest earned on warehoused loans and interest costs associated with borrowings used to finance such loans and fee income received from borrowers in connection with such loans. The principal sources of income from ICIFC are gains recognized on the sale of mortgage loans and securities, net interest income earned on loans purchased by ICIFC pending their securitization or resale, servicing fees, commitment fees and processing fee income.

     SIGNIFICANT TRANSACTIONS

During the second quarter ended June 30, 1996, the Company completed a secondary stock offering of 2,517,500 shares of common stock, which includes 17,500 shares exercised as part of the Underwriters over allotment. The transaction priced on June 18, 1996 netting the Company approximately $37.5 million in proceeds.
These funds will be used to provide funding for the Company's long-term investment operations and it's warehouse lending operations.

As part of its financing strategies, the Company completed a $296.3 million CMO financing in April 1996. The CMO was structured as a one month LIBOR "floater" with interest payable monthly based on one month LIBOR plus 0.50%. The CMO is guaranteed for the holders thereof by a mortgage insurer giving the CMO the highest credit rating established by a nationally-recognized rating agency.





HISTORICAL AND CURRENT TRENDS

ICIFC's mortgage loan acquisitions decreased 35% in 1995 to $1.1 billion, which included $501.4 million of mortgage loans acquired from ICII and its affiliates, from $1.7 billion in 1994 due to increased interest rates which reduced mortgage loan originations throughout the mortgage industry (and ICIFC's refocus on the non-conforming mortgage loan market and increased competition in such non-conforming market). ICIFC was also adversely affected by the increase in interest rates during 1994, resulting in a 20% decline in mortgage acquisitions in 1994 to $1.7 billion from $2.1 billion originated in 1993. The aforementioned decline in mortgage acquisitions resulted in higher operating costs as a percentage of acquisitions despite ICIFC's efforts to reduce excess production capacity through 1994 and 1995. Additionally in 1995, ICIFC emphasized the acquisition of higher margin non-conforming mortgage loan products which provided a higher return than conforming mortgage loans.

In an effort to increase profitability, ICIFC reduced operating expenses, primarily through a reduction in personnel. At December 31, 1995, ICIFC had 36 employees, a 49% decrease from 71 employees at December 31, 1994. At December 31, 1994, the conduit operations of ICII employed 71 employees, a 57% decrease from 167 employees at December 31, 1993. ICIFC continued to assess its work force in order to properly match its loan acquisition capacity to current market demands.

For the three- and six-month periods ended June 30, 1996 and 1995, ICIFC's mortgage loan acquisitions increased 170% to $362.8 million and 156% to $643.2 million as compared to $134.2 million and $251.6 million for the same periods in 1995, respectively. Excluding the acquisition of mortgage loans from ICII for the three- and six-month periods ended June 30, 1996, ICIFC's mortgage loan acquisitions increased 167% to $357.9 million and 88% to $474.0 million as compared to $134.2 million and $251.6 million for the same periods in 1995, respectively. The increase in mortgage loan acquisitions for the three- and six-month periods ended June 30, 1996 as compared to the same periods in 1995 was primarily the result of the Company's increased marketing and sales efforts subsequent to the Initial Public Offering, increased concentration on identifying and servicing productive conduit sellers under master commitment programs, and significantly increased sales activity from two conduit sellers affiliated with ICII. By the end of the second quarter, the two ICII affiliated mortgage banking operations divested themselves from ICII; ICIFC expects to continue to acquire loans from these mortgage banking entities. In conjunction with the increase in flow (loan-by-loan) acquisitions, as opposed to bulk loan acquisitions, and subsequent to the Contribution Transaction, the Company has added additional personnel. At June 30, 1996, ICIFC employed 87 employees, an increase of 156% from 34 employees at June 30, 1995.

     LOAN SERVICING

Mortgage loan servicing consists of collecting payments from borrowers and remitting such funds to investors, accounting for loan principal and interest payments, making advances when required, holding escrow funds for the payment of taxes and insurance, contacting delinquent borrowers, foreclosing in the event of unremedied defaults and performing other administrative duties. A servicer's obligation to provide mortgage loan servicing and its right to collect fees are set forth in a servicing contract. ICIFC's exclusive source of servicing rights is from mortgage loans acquired and subsequently sold. Subsequent to the Initial Public Offering, ICIFC sub-contracted its servicing obligations to ICII at terms that management believed to be comparable to industry standards. In the first quarter of 1996, ICII contracted to sell substantially all of its mortgage servicing portfolio and eliminate significantly all of its mortgage servicing department. In response to ICII's decision to exit the mortgage servicing business, ICIFC has completed the transfer of all servicing activities to a new sub-servicer effective June 29, 1996 at terms and conditions comparable to the agreement with ICII.

     ACCOUNTING  FOR SERVICING RIGHTS

When ICIFC purchases loans that include the associated servicing rights, the price paid for the servicing rights, net of amortization based on assumed prepayment rates, is reflected on its financial statements as Mortgage Servicing Rights ("MSRs"). During 1995 and 1994, the conduit operations' MSRs decreased by $11.5 million and increased by $1.9 million, respectively. As part of the Contribution Transaction, ICII retained all of ICIFC's MSR's in the amount of $11.7 million, leaving ICIFC with no MSRs at December 31, 1995. However, ICIFC increased it's MSR's to $4.3 million at June 30, 1996 as a result of loans sold servicing retained subsequent to the Contribution Transaction.

On May 12, 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," an amendment to SFAS No.65.
ICIFC elected to adopt this standard retroactive to January 1, 1995. SFAS No. 122 prohibits retroactive application to years prior to 1995.

SFAS No. 122 requires that a portion of the cost of acquiring a mortgage loan be allocated to the mortgage loan servicing rights based on its fair value relative to the loan as a whole. To determine the fair value of the servicing rights created, ICIFC used the market prices under comparable servicing sale contracts, when available, or alternatively used a valuation model that calculates the present value of future net servicing revenues to determine the fair value of the servicing rights. In using this valuation method, ICIFC incorporated assumptions that market participants would use in estimating future net servicing income which includes estimates of the cost of servicing, a discount rate, an escrow float value, an inflation rate, an ancillary income per loan, a prepayment rate, and a default rate.

Beginning January 1, 1995 (post-implementation SFAS 122), ICIFC determined servicing value impairment by disaggregating its mortgage conduit operations' servicing portfolio into its predominant risk characteristics. ICIFC determined those risk characteristics to be loan program type and interest rate. These segments of the portfolio were then evaluated, using market prices under comparable servicing sale contracts, when available, or alternatively using the same model as was used to originally determine the fair value at acquisition, using current assumptions at the end of the quarter. The calculated value was then compared to the capitalized book value of each loan type and interest rate pool to determine if a valuation allowance is required. At December 31, 1995, ICIFC had no MSRs since ICII retained these assets as part of the contribution transaction. However, as ICIFC rebuilds its mortgage loan servicing portfolio, ICIFC will continue to use the same valuation and impairment criteria that was used pre-contribution transaction.

MSRs are subject to some degree of volatility in the event of unanticipated prepayments or defaults. Prepayments in excess of those anticipated at the time MSRs are recorded result in accelerated amortization rates and increased future amortization expense. The rate of prepayment of loans is affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing. The effect of those factors on loan prepayment rates may vary depending on the particular type of loan. Estimates of prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part, on the historical rate of prepayment of ICIFC's loans, and other considerations. There can be no assurance of the accuracy of management's prepayments estimates. If actual prepayment with respect to loans serviced occur more quickly than were projected at the time such loans were sold, the carrying value of the MSRs may have to be written down through a charge to earnings in the period of adjustment. If actual prepayments with respect to loans occur more slowly than estimated, the carrying value of MSRs would not increase, although total income would exceed previously estimated amounts.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30,1995
   ---------------------------------------------------------------------

Net income for the quarter ended June 30, 1996 increased by 61% to $2.1 million as compared to $1.3 million for the same period of the prior year. Net income per share for the quarter was $0.46. There were no shares outstanding for the same period of the prior year.

The Company's revenues during the second quarter 1996 increased to $14.2 million from $1.6 million for the second quarter of 1995. Revenues increased as a result of increases in interest income from the Company's outstanding finance receivables and from interest income earned on the Company's investment portfolio. The Company's investment portfolio consists of Investment Securities available for sale, Mortgage Loans held for investment and CMO Collateral. Interest income for the second quarter of 1996 increased to $14.0 million from $211,000 for the second quarter of 1995 as a result of an increase in total average outstanding finance receivables. Average outstanding finance receivables for the second quarter of 1996 were $333.5 million as compared to $8.5 million for the second quarter of 1995. The increase in finance receivables was primarily the result of the Company providing warehouse financing to ICIFC, post-contribution transaction, which accounted for 91% or $303.5 million of the total average outstanding finance receivables for the second quarter of 1996. Interest income also increased from interest earned on the Company's investment portfolio. For the second quarter of 1996, average earning assets from the investment portfolio were $364.1 million as compared to none for the second quarter of 1995. As a result of the Company's Initial Public Offering and secondary stock offering, the Company used the proceeds of these offerings to leverage up the balance sheet by purchasing earning assets, resulting in total average earning assets increasing to $697.6 million during the second quarter of 1996 as compared to $8.5 million, pre-contribution transaction, for the second quarter of 1995. At June 30, 1996, total investment securities available-for-sale and cash equivalents were $71.5 million and loan receivables were $580.8 million as compared to none and $12.3 million, respectively, at June 30, 1995.

Expenses for the second quarter of 1996 increased to $12.1 million as compared to $255,000 during the second quarter of 1995. Total interest expense represents 87% of the total increase in the Company's expenses for the second quarter of 1996 as compared to the same period of the prior year. This increase was due to several factors: (1) higher daily average borrowings under reverse-repurchase agreements and CMO debt, (2) advisory fees based on the advisory agreement executed on the date of the Initial Public Offering, and (3) loan loss reserves due to the investment portfolio. Interest expense for the second quarter of 1996 increased to $10.4 million as compared to $129,000 in the second quarter of the prior year. The Company's increased borrowings on reverse-repurchase lines was due primarily to increased outstanding finance receivable balances to ICIFC, as previously discussed, and increased borrowings from CMO debt on the Company's investment portfolio that did not exist in the prior year. The average outstanding borrowings on reverse-repurchase agreements and CMO debt was $433.8 million and $287.9 million, respectively, for the second quarter of 1996 as compared to $9.8 million and none, for the second quarter of 1995 respectively.

Second quarter 1996 advisory fees was $745,000 as compared to no advisory fee in the second quarter of the prior year as the management agreement with the advisor, Imperial Credit Advisors, Inc. ("ICAI"), was not effective until November 20, 1995, the Initial Public Offering date. Provision for loan losses increased to $485,000 or 438% as compared to $91,000 for the second quarter of the prior year. The increase in the provision for loan losses was the result of the Company's effort to increase the overall investment portfolio's in 1996 as compared to 1995. Other expenses increased to $394,000 during the second quarter of 1996 as compared to $35,000 during the second quarter of 1995. General and administrative costs increased to $208,000 in the second quarter of 1996 from $6,000 in the same period of the prior year as operations and costs to support the new public entity and the Company's expanding infrastructure increased as compared to the second quarter of 1995. Professional services expense, including legal fees, increased to $136,000 during the second quarter of 1996 from $4,000 during the second quarter of 1995 due to general legal work, accounting fees and custodial fees. Personnel costs increased to $49,000 in the second quarter of 1996 from $20,000 in the second quarter of 1995 as personnel in the warehouse lending group increased to 6 employees from 3 employees to accommodate the increase in business.

      SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995
      -------------------------------------------------------------------

Net income for the six months ended June 30, 1996 increased 127% to $3.8 million as compared to $1.7 million for the same period of the prior year. Net income per share for the six months ended June 30, 1996 was $0.85 and dividends declared per share for the same period were $0.84. There were no shares outstanding for the same period of the prior year.

The Company's revenue for the first six months of 1996 increased to $27.9 million from $2.1 million for the first six months of the prior year. Revenues increased primarily as a result of increases in interest income from the Company's outstanding finance receivables and from interest income earned on the investment portfolio. Interest income for the six months ended June 30, 1996 increased to $27.0 million from $297,000 for the same period of the prior year. The increase in interest income is the result of total average outstanding finance receivables increased to $446.9 million from $5.9 million for the respective periods and an increase in the Company's investment portfolio. The increase in finance receivables is principally the result of the Company providing warehouse financing to ICIFC, post-contribution transaction, which accounted for 94% or $420.5 million of the total average outstanding finance receivables for the first six months of 1996. Interest income from the Company's investment portfolio also provided increased revenue. For the first six months of 1996, the investment portfolio's average earning assets were $234.1 million as compared to none for the first six months of 1995.

Expense for the first six months of 1996 increased to $24.1 million as compared to $439,000 during the first six months of 1995. This increase primarily due to several factors: (1) interest expense on higher daily average borrowings under reverse-repurchase agreements and CMO, (2) increased advisory fees, and (3) increased provision for loan losses.

Interest expense for the first six months of 1996 increased to $19.5 million as compared to $177,000 for the first six months of the prior year. The Company's increased borrowings on reverse-repurchase agreements was due to increased outstanding finance receivable balances to ICIFC, as discussed previously, and increased borrowings from CMO debt on the Company's investment portfolio that did not exist in the prior year. The average outstanding borrowings on reverse-repurchase agreements and CMO debt was $502.4 million and $106.0 million, respectively, for the first six months of 1996 as compared to $8.3 million and none, respectively, for the same period of the prior year. Advisory fees for the first six months of 1996 were to $1.2 million over the first six months as compared to no advisor fees during the same period of the prior year as the management agreement with the advisor, Imperial Credit Advisors, Inc. ("ICAI"), was not effective until November 20, 1995, the Initial Public Offering date. Provision for loan losses during the first six months of 1996 increased to $2.9 million from $195,000 over the same period of the prior year. The increase in the provisions for loan losses were the result of an increase in the overall investment portfolio and finance receivables at June 30, 1996 compared to June 30, 1995. All other expenses increased to $575,000 for the first six months of 1996 as compared to $67,000 for the first six months of 1995. General and administrative costs increased to $299,000 for the first six months of 1996 from $9,000 in the same period of the prior year as operations and costs to support the new public entity and the Company's expanding infrastructure increased over the first six months of 1996 as compared to the same period in 1995. Professional services expense, including legal fees, increased to $180,000 for the first six months of 1996 from $9,000 for the same period of 1995 due to general legal work, accounting fees, and custodial fees. Personnel costs increased to $93,000 for the first six months of 1996 from $39,000 for the first six months of 1995 as personnel in the warehouse lending group increased to 6 employees from 3 employees to accommodate the increase in business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements result from the need to fund the acquisition of loan receivables and the investment portfolio. Prior to November 20, 1995, ICIFC was funded by ICII through committed reverse-repurchase agreements and capital contributions. Historically, SPTL's warehouse lending operations were funded by SPTL through deposits, other borrowings and equity. However, post-contribution transaction, the long-term investment operations, the conduit operations and the warehouse lending operations are funded by reverse-repurchase agreements, proceeds from the issuance of common stock from the initial public offering and the secondary offering; which was completed in June 1996, sale of loan receivables and issuance of CMO debt.

During the six months ended June 30, 1996 and 1995, net cash provided by operating activities was $1.0 million and $ 43,000 respectively. Net cash during the six months ended June 30, 1996 and 1995 was negatively affected by "Equity interest in net income of ICI Funding Corporation" which was accounted for under the equity method. During the six months ended June 30, 1996, the Company was positively affected by an increase in accrued interest expense on loans associated with the increase in the Company's loan receivable portfolio and an increase in the provision for loan losses which was principally offset by an increase in other assets.

Net cash (used in)    used in     investing activities for the six months ended
June 30, 1996 and 1995 was $(21.8) million and $(12.0) million, respectively. During the six months ended June 30, 1996, prepayment rates of finance receivables exceeded fundings of such finance receivables primarily due to greater mortgage loan sales volumes by ICIFC (after the large bulk purchase in December of 1995) which had a negative effect on net cash. For the six months ended June 30, 1996, net cash was negatively affected by an increase in CMO collateral held by the Company to build up its investment portfolio.

During the six months ended June 30, 1996 and 1995, net cash provided by financing activities was $49.8 million and $11.9 million, respectively. These net cash figures were affected by factors similar to those affecting net cash used in investing activities described above. As a result of such factors, borrowings to fund mortgage loan acquisitions fluctuated accordingly. Post-contribution transaction, such borrowings consisted of reverse-repurchase agreements. Pre-contribution transaction, such borrowings consisted of borrowings from SPTL.

At June 30, 1996, the Company had reverse-repurchase facilities to provide up to $623.0 million of non-committed reverse-repurchase facilities to finance the Company's three businesses. Terms of the reverse repurchase agreements require that the mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the original principal balance. The borrowing rates quoted vary from 65 basis points to 100 basis points over one-month LIBOR, depending on the type of collateral provided by the Company. The margins on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 90% to 98% of the fair market value of the collateral. Subsequent to June 30, 1996, the Company obtained a $250.0 million committed reverse-repurchase facility for a period of one year with one lender. The terms of the committed facility are similar in nature to the uncommitted facilities as mentioned above. Management is currently in negotiations with one additional lender to provide similar committed facilities. Management believes that cash flow from operations and the aforementioned potential financing arrangements is sufficient to meet the current liquidity needs of the three businesses.

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

PART II.  OTHER INFORMATION
- ---------------------------

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 1. of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

ITEM 2- ITEM 3:  NOT APPLICABLE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 25,1996, the Company held it's first annual meeting of stockholders. Of the total number of shares eligible to vote (4,250,000), 3,713,093 votes were returned, or 87%, formulating a quorum. At the stockholders meeting, the following matters were submitted to stockholders for vote: PROPOSAL I - Election of Directors, PROPOSAL II - Approve Amendment of Company's 1995 Stock Option Plan increasing number of shares available in plan to 800,000 shares, and
(3) PROPOSAL III - Ratify appointment of Company's independent auditors, KPMG Peat Marwick.

The results of voting on these proposals are as follows:

PROPOSAL I - ELECTION OF DIRECTORS
- ----------------------------------

DIRECTOR                    FOR      AGAINST   ELECTED
- -------------------      ---------   -------   -------
H. Wayne Snavely         3,698,018    15,075   Yes
Joseph R. Tomkinson      3,696,643    16,450   Yes
James Walsh              3,687,143    25,950   Yes
Frank P. Filipps         3,683,767    29,326   Yes
Stephen R. Peers         3,681,143    31,950   Yes

All directors are elected annually at the Company's annual stockholders meeting.

PROPOSAL II - AMEND 1995 STOCK OPTION PLAN
- ------------------------------------------

Proposal II was approved with 3,713,093 shares voted (of which included 1,872,936 of non-voting shares), 289,454 voted against, and 52,805 abstained from voting. As directed by the proxy statement, the 1,872,936 non-voting shares represent votes approving the proposed amendment to the 1995 Stock Option Plan thereby approving the proposal with the majority of voting stockholders.

Proposal III - APPOINTMENT OF INDEPENDENT AUDITORS
- --------------------------------------------------

Proposal III was unanimously approved with 3,677,343 shares voted for, 17,890 voted against, and 17,860 abstained from voting thereby ratifying the appointment of KPMG Peat Marwick as the Company's independent auditors.

ITEM 5:  NOT APPLICABLE

ITEM 6.  EXHIBIT


                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.
             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                           For the Three Months    For the Six Months
                                           Ended, June 30, 1996   Ended, June 30, 1995
                                           --------------------   --------------------
Primary earnings per share:

Net income                                           $2,135,190             $3,828,829
                                           ====================   ====================
Avg. number of shares outstanding                     4,579,670              4,415,746

Net effect of dilutive stock options-
Based on treasury stock method using
average market price                                     79,622                 69,288
                                           --------------------   --------------------
Total average shares                                  4,659,292              4,485,034
                                           ====================   ====================

Primary earnings per share (a)                       $     0.46             $     0.85
                                           ====================   ====================


(a)  Fully diluted earnings per share
were not materially different

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.



                                                 By: /s/ Richard J. Johnson
                                                     ---------------------------
                                                         Richard J. Johnson
                                                       Senior Vice President
                                                     and Chief Financial Officer

Date:  August 14, 1996