Form 10-Q
period 1996-09-30
IMPERIAL CREDIT MORTGAGE HOLDINGS INC
filed 1996-11-14
CIK 1000298

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

                                  OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE   ACT OF 1934
     For the transition period from                     to
                                    -------------------    -----------------
                        Commission File Number: 0-19861

                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

         Maryland                                          33-0675505
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

          20371 Irvine Avenue                                92707
     Santa Ana Heights, California                         (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (714) 556-0122

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------
Common Stock $0.01 par value                   American Stock Exchange

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on November 12, 1996 on the American Stock Exchange was approximately $144.2 million.

 The number of shares of Common Stock outstanding as of November 12, 1996:
6,767,500

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                        1996 FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION

                                                                                                  PAGE #

             PART I. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ITEM 1. FINANCIAL INFORMATION - IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.

Consolidated Balance Sheets, September 30, 1996 and December 31, 1995                               3

Consolidated Statements of Operations, Three- and Nine Months Ended September 30, 1996 and 1995     4

Consolidated Statements of Changes in Stockholders' Equity                                          5

Consolidated Statements of Cash Flows, Nine Months Ended September 30, 1996 and 1995                6

Selected Notes to Consolidated Financial Statements                                                 7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                                      15


                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                          23

ITEM 2. THRU 5. NOT APPLICABLE                                                                     23

ITEM 6. EXHIBIT - STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE                            24

SIGNATURES                                                                                         25

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                         SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                                         ------------------   -----------------
ASSETS
------
 Cash and cash equivalents                               $            4,988   $           2,284
 Investment securities available-for-sale                            47,942              17,378
 Loan receivables:
   CMO collateral                                                   544,213                   -
   Finance receivables                                              183,427             583,021
   Mortgage loans held for investment                                 1,238                   -
   Allowance for loan losses                                         (3,839)               (100)
 Lease payment receivables                                                -               8,441
 Accrued interest receivable                                          6,987               1,645
 Due from affiliates                                                    670                 113
 Investment in ICI Funding Corporation                                9,712                 866
 Other assets                                                           104                  40
                                                         ------------------   -----------------
                                                         $          795,442   $         613,688
                                                         ==================   =================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
 CMO Borrowings                                          $          517,875   $               -
 Reverse-repurchase agreements                                      191,129             567,727
 Accrued dividends                                                    3,519                   -
 Other liabilities                                                    1,691                 725
 Due to affiliates                                                       41                   -
                                                         ------------------   -----------------
    Total Liabilities                                               714,255             568,452
                                                         ------------------   -----------------

 Commitments and Contingencies

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value; $10 million shares
     authorized; none issued or outstanding at September
     30, 1996 (unaudited) and at December 31, 1995                        -                   -
    Common Stock; $.01 par value; 50 million shares
     authorized; 6,767,500 and 4,250,000 shares issued
     and outstanding at September 30, 1996 (unaudited)
     and at December 31, 1995, respectively                              68                  43
    Additional paid-in capital                                       81,947              44,971
    Investment securities valuation allowance                        (1,108)                (93)
    Cumulative dividends declared                                    (7,429)                  -
    Retained earnings                                                 7,709                 315
                                                         ------------------   -----------------
     Total Stockholders' Equity                                      81,187              45,236
                                                         ------------------   -----------------
                                                         $          795,442   $         613,688
                                                         ==================   =================

         See accompanying notes to consolidated financial statements.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except earnings per share figures)
                                  (unaudited)

                                                       FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                       --------------------     -------------------
                                                         1996        1995         1996       1995
                                                       -------      -------      -------    -------
REVENUES
--------
 Interest income                                       $17,356      $   488      $44,338    $   785
 Equity in net income of ICI Funding Corporation           101         (600)         718      1,118
 Fee income                                                280           80          607        166
                                                       -------      -------      -------    -------
                                                        17,737          (32)      45,663      2,069
EXPENSES
--------
 Interest on CMO borrowings and reverse repurchase
   agreements                                           11,920            -       31,372          -
 Advisory fee                                              986            -        2,157          -
 Provision for loan losses                                 835          192        3,739        388
 Interest on borrowings from SPTL                            -          247            -        423
 Professional services                                     220            4          433         13
 Personnel expense                                         117           28          303         67
 General and administrative expense                         94           21          265         40
                                                       -------      -------      -------    -------
                                                        14,172          492       38,269        931

Income (loss) before income taxes                        3,565         (524)       7,394      1,138

Income taxes                                                 -           32            -          8
                                                       --------------------      ------------------
 Net Income (loss)                                     $ 3,565      $  (556)     $ 7,394    $ 1,130
                                                       ====================      ==================
Primary income per common share                        $  0.52                   $  1.40
                                                       =======                   =======
Cumulative dividends declared per common share            0.52                      1.44
                                                       =======                   =======

         See accompanying notes to consolidated financial statements.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (in thousands, except for number of shares)

                               Number of               Additional                Securities   Cumulative                Total
                                 Shares      Common     Paid-In     Contributed  Valuation    Dividends    Retained   Stockholders'
                              Outstanding    Stock      Capital       Capital    Allowance    Declared     Earnings       Equity
                              -----------    ------    ----------   -----------  ----------   ----------   --------   -------------
Balance, December 31, 1994              -    $    -    $        -   $       358  $        -   $        -   $  6,496   $       6,854
Contribution Transaction          500,000         5           515          (358)          -            -     (8,239)         (8,077)
Net proceeds, from initial
  public offering               3,750,000        38        44,456             -           -            -          -          44,494
Net income, 1995                        -         -             -             -           -            -      2,058           2,058
Securities valuation
  allowance, net                        -         -             -             -         (93)           -          -             (93)
                              -----------    ------    ----------   -----------  ----------   ----------   --------   -------------
Balance, December 31, 1995      4,250,000        43        44,971             -         (93)           -        315          45,236
Cumulative dividends declared
  ($1.44 per share)
  (unaudited)                           -         -             -             -           -       (7,429)         -          (7,429)
Net proceeds from public
  stock offering (unaudited)     2,500,000       25        36,716             -           -            -          -          36,741
Sale of common stock
  (unaudited)                       17,500        -           260             -           -            -          -             260
Net income, nine months
  ended September 30, 1996
  (unaudited)                            -        -             -             -           -            -      7,394           7,394
Change in securities
  valuation allowance
  (unaudited)                            -        -             -             -      (1,015)           -          -          (1,015)
                              -----------    ------    ----------   -----------  ----------   ----------   --------   -------------
Balance, September 30,
  1996 (unaudited)              6,767,500        68        81,947             -      (1,108)      (7,429)     7,709          81,187
                              ===========    ======    ==========   ===========  ==========   ==========   ========   =============

      See accompanying notes to consolidated financial statements.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                      FOR THE NINE MONTHS
                                                      ENDED, SEPTEMBER 30,
                                                     ----------------------
                                                        1996         1995
                                                     ---------     --------
Cash flows from operating activities:
 Net income                                          $   7,394     $  1,130

 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in net income of ICI Funding Corporation         (719)      (1,118)
  Provision for loan losses                              3,739          387
  Net change in accrued interest on loans and
   investments                                          (5,341)         (57)
  Net change in other assets and liabilities               385            -
                                                     ---------     --------
    Net cash provided by operating activities            5,458          342

Cash flows from investing activities:
 Change in CMO collateral                             (544,213)           -
 Change in finance receivables                         399,594      (15,341)
 Change in mortgage loans held for investment           (1,238)           -
 Purchase of investment securities available-
  for-sale                                             (31,579)           -
 Net decrease (increase) in lease payment
  receivables                                            8,441            -
 Contributions to ICI Funding Corporation               (8,128)           -
                                                     ---------     --------
    Net cash used in investing activities             (177,123)     (15,341)

Cash flows from financing activities:
 Proceeds from public stock offerings, net              36,742            -
 Net change in borrowings from SPTL                          -       14,999
 Net change in reverse repurchase agreements          (376,599)           -
 Net change in CMO borrowings                          517,875            -
 Dividends paid                                         (3,910)           -
 Proceeds from sale of additional common stock             261            -
                                                     ---------     --------
    Net cash provided by financing activities          174,369       14,999

Net change in cash and cash equivalents                  2,704            -
Cash and cash equivalents at beginning of period         2,284            -
                                                     ---------     --------
Cash and cash equivalents at end of period           $   4,988     $      -
                                                     =========     ========
Supplementary information:
  Interest paid                                      $  31,347     $    423
  Income taxes paid                                          -            -
                                                     =========     ========
Non-cash transactions:
  Unrealized losses on investment securities
   available-for-sale                                $  (1,108)    $      -
  Accrued dividends                                      3,519            -

          See accompanying notes to consolidated financial statements

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     Unless the context otherwise requires, references herein to the "Company" refer to Imperial Credit Mortgage Holdings, Inc. ("IMH"), ICI Funding Corporation ("ICIFC"), IMH Assets Corp. ("IMH Assets"), and Imperial Warehouse Lending Group, Inc. ("IWLG"), collectively. References to IMH refer to Imperial Credit Mortgage Holdings, Inc. as a separate entity from ICIFC, IMH Assets, and IWLG.

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principals and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     References to financial information of IMH for the three- and nine-month periods ended September 30, 1995 reflect the pro forma financial data of IMH's equity interest in net income in Imperial Credit Industries, Inc. ("ICII") mortgage conduit operations and Southern Pacific Thrift and Loan ("SPTL") warehouse lending operations, prior to November 20, 1995 (the "Initial Public Offering"). References to financial information of IMH for the three- and nine-month periods ended September 30, 1996 and as of December 31, 1995 reflect financial results of IMH's equity interest in net income in ICIFC and results of operations of IMH, IMH Assets, and IWLG as stand-alone entities, subsequent to the Initial Public Offering. Refer to "The Contribution Transaction" for additional information.

     The results of operations of ICIFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations for IMH as "Equity in net income of ICI Funding Corporation." For the three- and nine-month periods ended September 30, 1995, the financial statements included elsewhere herein reflect management's estimate of the level of previous capital and the amounts of interest charges and general and administrative expense and income taxes that ICII's mortgage conduit operations would have incurred had it operated as an entity separate from ICII.

2.   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     IMH is a specialty finance company which, together with its subsidiaries and related companies, operates three businesses: (1) the Long-Term Investment Operations, (2) the Conduit Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Conduit Operations purchases and sells or securitizes primarily non-conforming mortgage loans, and the Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. These latter two businesses include certain ongoing operations contributed to the Company in 1995 by ICII , a leading specialty finance company. IMH is organized as a real estate investment trust ("REIT") for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level.

     IMH's principal sources of net income are (1) net income from the Long-Term Investment Operations, (2) net income from the Warehouse Lending Operations, and (3) equity in net income of the Conduit Operations. The net income of the Conduit Operations is fully subject to federal and state income taxes. The principal source of income from IMH's Long-Term Investment Operations is net interest income, which is the net spread between interest earned on mortgage loans and securities held for investment and the interest costs associated with the borrowings used to finance such loans and securities, including Collateralized Mortgage Obligation ("CMO") debt. The principal sources of income from the Warehouse Lending Operations are net interest income, which is the net spread between interest earned on warehouse loans and the interest costs associated with the borrowings used to finance such loans, and the fee income received from the borrowers in connection with such loans. The principal sources of income from the Conduit Operations are gains recognized on the sale of mortgage loans and securities, net interest income earned on loans purchased by ICIFC pending their securitization or resale, servicing fees, commitment fees and processing fees.

     Long-Term Investment Operations. The Long-Term Investment Operations, conducted by IMH, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government-sponsored agencies such as Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). Such loans generally provide higher yields than conforming loans. The principal differences between conforming loans and non-conforming loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the type of properties securing the mortgage loans, the loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are higher yielding mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes. At September 30, 1996, the Company's mortgage loan and securities investment portfolio consisted of $544.2 million of mortgage loans held in trust as collateral for CMOs, $47.9 million of mortgage-backed or other collateralized securities and $1.2 million of mortgage loans held for investment.

     Conduit Operations. The Conduit Operations, conducted by ICIFC, primarily purchases non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of third party correspondents and subsequently securitizes or sells such loans to permanent investors including the Long-Term Investment Operations. ICIFC's ability to design non-conforming mortgage loans, which suit the needs of its correspondent loan originators and their borrowers, while providing sufficient credit quality to investors, as well as its efficient loan purchasing process, flexible purchase commitment options and competitive pricing, enable it to compete effectively with other non-conforming mortgage loan conduits. In addition to earnings generated from ongoing securitizations and sales to third party investors, ICIFC supports the Long-Term Investment Operations of the Company by supplying IMH with non-conforming mortgage loans and securities backed by such loans. For the three- and nine-month periods ended September 30, 1996, ICIFC acquired $506.5 million and $1.2 billion, respectively, in mortgage loans and sold or securitized $572.7 million and $1.5 billion, respectively, of mortgage loans. For the three- and nine-month periods ended September 30, 1996, the long-term investment operations acquired $297.8 million and $591.0 million of such loans as well as $21.1 million and $29.6 million, respectively, of securities created by ICIFC.

     Warehouse Lending Operations. The Warehouse Lending Operations, conducted by IWLG, provides warehouse and repurchase financing to ICIFC and to approved mortgage banks, most of which are correspondents of ICIFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors. At September 30, 1996, the Warehouse Lending Operations had $183.4 million in finance receivables outstanding, of which $169.0 million was outstanding with ICIFC.

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interest in the transferred assets be measured by allocating the previous carrying amount between the asserts sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfers. SFAS 125 includes specific provisions to deal with servicing assets or liabilities. SFAS 125 will be effective for transactions occurring after December 31, 1996. It is not anticipated that the financial impact of this statement will have a material effect on the Company.

     In November 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits the Company to choose either the fair value based method from SFAS 123 or intrinsic value based method of accounting for its stock-based compensation arrangements under APB Opinion 25. SFAS 123 requires pro forma disclosures of net income and income per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans, and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by nonemployees or to acquire goods or services from outside suppliers or vendors. The recognition provision of SFAS 123 for companies choosing to adopt the new fair value based method of accounting for stock-based compensation arrangements may be adopted immediately and will apply to all transactions entered into in fiscal years that begin after December 15, 1995. The disclosure provisions of SFAS 123 are effective for fiscal years beginning after December 15, 1995; however, disclosure of the pro forma net income and income per share, as if the fair value method of accounting for stock-based compensation had been elected, is required for all awards granted in fiscal years beginning after December 31, 1994. The Company will continue to account for stock-based compensation under

     APB Opinion 25 and, as a result, SFAS 123 will not have a material impact on the Company's operations.

     THE CONTRIBUTION TRANSACTION

     On November 20, 1995, ICII contributed to ICIFC certain of the operating assets and certain customer lists of ICII's mortgage conduit operations, including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans subject to rate locks from correspondents (having a principal balance of $44.3 million on November 20, 1995) in exchange for shares representing 100% of the common stock and 100% of the non-voting preferred stock of ICIFC. Simultaneously, on November 20, 1995, in exchange for 500,000 shares of Common Stock, (1) ICII contributed to IMH all of the outstanding non-voting preferred stock of ICIFC, which represents 99% of the economic interest in ICIFC, (2) SPTL contributed to IMH certain of the operating assets and certain customer lists of SPTL's warehouse lending division, and (3) ICII and SPTL executed a Non-Compete Agreement and a Right of First Refusal Agreement, each having a term of two years from November 20, 1995. Of the 500,000 shares issued pursuant to the Contribution Transaction, 450,000 shares were issued to ICII and 50,000 shares of common stock were issued to SPTL. All of the outstanding shares of common stock of ICIFC were retained by ICII. Lastly, IMH contributed to IWLG all of the aforementioned operating assets of SPTL's warehouse lending operations contributed to it in exchange for shares representing 100% of the common stock of IWLG thereby forming it as a wholly owned subsidiary. On November 20, 1995, the net tangible book value of the assets contributed pursuant to the Contribution Transaction was $525,000. ICII and SPTL retained all other assets and liabilities related to contributed operations, which at November 20, 1995 consisted mostly of $11.7 million of MSRs, $22.4 million of finance receivables and $26.6 million in advances made by ICII and SPTL to fund the mortgage conduit loan acquisitions and finance receivables, respectively.

3.  ICI FUNDING CORPORATION

    Summarized financial information for ICIFC ( in thousands).

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                SEPTEMBER 30, 1996    DECEMBER 31, 1995
                                                ------------------    -----------------
                   ASSETS
                   ------
Cash.......................................     $            4,979    $           2,184
Mortgage loans held for sale, net..........                171,704              544,275
Accrued interest receivable................                    549                2,985
Due from affiliates........................                    425                2,542
Mortgage Servicing Rights..................                  7,537                    -
Premises and equipment, net................                    556                  516
Other assets...............................                    394                  129
                                                ------------------    -----------------
                                                $          186,144    $         552,631
                                                ==================    =================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Borrowings from IWLG.......................     $          168,990    $         550,291
Other liabilities..........................                  4,160                    -
Accrued interest expense...................                  2,514                1,348
Due to affiliates..........................                    670                  118
                                                ------------------    -----------------
  Total liabilities........................                176,334              551,757
                                                ------------------    -----------------
Shareholders' equity:
 Preferred stock...........................                  9,143                1,014
 Common stock..............................                     92                   10
 Retained earnings (accumulated deficit)...                    575                 (150)
                                                ------------------    -----------------
    Total shareholders' equity.............                  9,810                  874
                                                ------------------    -----------------
                                                $          186,144    $         552,631
                                                ==================    =================

                                                  THREE MONTHS ENDED,      NINE MONTHS ENDED,
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                    1996        1995        1996        1995
                                                  --------    --------    --------    --------
Revenues:
 Interest income.............................     $  8,725    $      -    $ 26,535    $      -
 Gain on sale of loans.......................        1,593        (539)      5,555       2,695
 Loan servicing income.......................          353       1,536         622       4,196
 Gain on sale of servicing rights............            -           -           -         370
                                                  --------------------------------------------
                                                    10,671         997      32,712       7,261
                                                  --------------------------------------------
Expenses:
 Interest on borrowings from IWLG............        8,081           -      25,557           -
 Interest on borrowings from ICII............            -         141           -         407
 General and administrative and other........        2,077         960       4,875       2,836
 Amortization of mortgage servicing rights...          176         941         286       2,070
 Provision for loan losses...................          152           -         728           -
                                                  --------------------------------------------
                                                    10,486       2,042      31,446       5,313
                                                  --------------------------------------------

Income before income taxes...................          185      (1,045)      1,266       1,948
Income tax expense (benefit).................           83        (439)        540         818
                                                  --------------------------------------------
  Net income.................................     $    102    $   (606)   $    726    $  1,130
                                                  ============================================

4.  INVESTMENT IN ICIFC

    The Company records its investment in ICIFC on the equity method. ICII owns all of the common stock of ICIFC and is entitled to 1% of the earnings or loss of ICIFC. The Company is entitled to 99% of the earnings or losses of ICIFC through its ownership of all of the non-voting preferred stock in ICIFC. ICIFC is a mortgage loan conduit organization which purchases mortgage loans and subsequently securitizes or sells such loans to permanent investors, including IMH.

5.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

    The Company accounts for investment securities in accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to classify investment and mortgage-backed securities as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment and mortgage-backed securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses, net of related income taxes, as a separate component of stockholders' equity, and trading securities are reported at fair value with unrealized gains and losses reported in income. Discounts obtained on investment securities are amortized to interest income over the estimated life of the investment securities using the interest method.

    At September 30, 1996 the Company's investment securities available-for-sale included $20.2 million of subordinated securities collateralized by mortgages. In general, subordinated classes of a particular series of securities bear all losses prior to the related senior classes. In connection with ICIFC's REMIC securitizations of $645.9 million in issuance amount for the nine months ended September 30, 1996, IMH has retained $29.6 million of securities as regular interests. At September 30, 1996, such regular interests included $113,000 of "principal only" and $19.8 million of "interest-only" securities. Such retained securities or investments may subject the Company to credit, interest rate and/or prepayment risks.

    The Company's investment securities are held as available-for-sale, reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. As the Company qualifies as a REIT and no income taxes are paid, the unrealized gains and losses are reported gross in stockholders' equity.

6.  MORTGAGE LOANS HELD FOR INVESTMENT AND CMO COLLATERAL

    The Company purchases certain non-conforming mortgage loans to be held as long-term investments or as collateral for CMO's. Mortgage loans held for investment and CMO collateral are recorded at cost at the date of purchase. Mortgage loans held for investment and CMO collateral include various types of adjustable-rate loans secured by mortgages on single-family residential real estate properties and fixed-rate loans secured by second trust deeds on single-family residential real estate properties, accounting for 92.2% and 7.8%, respectively, of the long-term investment portfolio at September 30, 1996. At December 31, 1995 the Company had no mortgage loans held for investment. Approximately 56.8% of the mortgage loans held for investment and CMO collateral at September 30, 1996 were collateralized by properties located in California. Premiums and discounts and the market valuation related to these loans are amortized over their estimated lives using the interest method. The loans are continually evaluated for collectibility and, if appropriate, the loans may be placed on nonaccrual status, generally 90 days past due, and previously accrued interest reversed from income.

    The Company maintains an allowance for losses on mortgage loans held for investment and CMO collateral at an amount which it believes is sufficient to provide adequate protection against future losses in the mortgage loan portfolio. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known impaired loans and other factors such as changes in the nature and volume of the portfolio, value of the collateral and current economic condition that may affect the borrowers' ability to pay. A provision is recorded for all loans or portions thereof deemed to be uncollectible thereby increasing the allowance for loan losses. Loans are continually evaluated for collectibility and, if appropriate, the loan is placed on nonaccrual status, generally 90 days past due, and previously accrued interest reversed from income. As of September 30, 1996, there were 46 loans on nonaccrual status with a principal balance of $6.1 million.

7.  COLLATERALIZED MORTGAGE OBLIGATIONS

    The Company issues CMOs secured by non-conforming mortgage loans as a means of financing its long-term investment operations. For accounting and tax purposes, the mortgage loans financed through the issuance of CMOs are treated as assets of the Company and the CMOs are treated as debt of the Company. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt and any investment income on such collateral. The maturity of each class of CMO is directly affected by the rate of principal prepayments on the related CMO collateral. Each CMO series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than the stated maturities of the underlying mortgage loans. The weighted average maturity of the CMO collateral ranges from 14 to 29 years. The CMOs are structured as one month LIBOR "floaters" with interest payable monthly at LIBOR plus 0.32% to 0.50%, currently increasing to LIBOR plus 1.00% to 1.32% after seven years.

CMO COLLATERAL CONSISTS OF THE FOLLOWING:

                                                                    At September 30, 1996
                                                                    ---------------------
     Loans secured primarily by single-family residential real
       estate properties.........................................   $         528,324,124
     Premiums on loans...........................................              13,983,671
     Securitization expenses related to issuance of CMOs.........               1,904,807
                                                                    ---------------------
                                                                    $         544,212,602
                                                                    ---------------------

     The long-term investment operations earns the net interest spread between the interest income on the mortgage loans and the interest and other expenses associated with the CMO debt. The net interest spread may be directly impacted by the levels of prepayment of the underlying mortgage loans and, to the extent CMO classes have variable rates of interest, may be affected by changes in short-term interest rates. As of September 30, 1996, the Company had outstanding CMO debt of $517.9 million and corresponding mortgage loans held as collateral of $544.2 million.

     The Company maintains an allowance for losses on loans held as collateral for CMOs at an amount which it believes is sufficient to provide adequate protection against losses in the portfolio. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known impaired loans. All accounts or portions thereof deemed to be uncollectible are written-off to the allowance for loan losses.

8.   FINANCE RECEIVABLES

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

     The Company maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against losses in the portfolio. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known impaired loans. A provision is recorded for all accounts or portions thereof deemed to be uncollectible.

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

     The Company earns interest rates at prime (8.25%) on warehouse lines to ICIFC and prime to prime plus two percent on its warehouse lines to other mortgage banking companies. These lines have maturities which range from on demand to one year and are generally collateralized by mortgages on single family residences.

9.  REVERSE-REPURCHASE AGREEMENTS

    The Company enters into reverse-repurchase agreements with major brokerage firms for its mortgage warehouse lending operations and to fund the purchase of mortgage loans and mortgage-backed securities. Mortgage loans underlying certain of the agreements are delivered to the dealers that arrange the transactions. At September 30, 1996, the Company had outstanding reverse-repurchase agreements of $191.1 million which included accrued interest payable of $689,000.

10. STOCKHOLDERS' EQUITY

    IMH intends to distribute 95% or more of its net taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to its common stockholder's each year so as to comply with the REIT provisions of the Code. Holders of the common stock are entitled to such dividends as the Company's Board of Directors, in its discretion, may declare out of funds available. In the event of liquidation of IMH, holders of common stock are entitled to receive, pro rata, all of the assets of IMH available for distribution. Holders of the common stock have no conversion or preemptive or other subscription rights and there are no redemption or sinking fund provisions applicable to the common stock.

    On October 7, 1996, 114,500 stock options were issued to officers and employees of ICIFC at an exercise price of $20.625 per share. The 114,500 stock options become exercisable at a rate of 1/3 per year on the anniversary of the date of grant and expire three years from the date they were granted.

11. COMMITMENTS AND CONTINGENCIES

    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. Such instruments include short-term commitments to extend credit to borrowers under warehouse lines of credit which involve elements of credit risk. In addition, the Company is exposed to credit loss in the event of nonperformance by the counterparties to the various agreements associated with loan purchases. However, the Company does not anticipate nonperformance by such borrowers or counterparties. Unless noted otherwise, the Company does not require collateral or other security to support such commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amounts of forward contracts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts through credit approvals, limits and monitoring procedures. As of September 30, 1996 and December 31, 1995, the Company had no forward contract, interest rate swap or other similar contractual arrangements.

    LOAN COMMITMENTS

    IWLG's warehouse lending operations provides secured short-term revolving financing to small- and medium-size mortgage originators and ICIFC to finance mortgage loans from the closing of the loans until sold to permanent investors. As of September 30, 1996, the Company had extended 16 committed lines of credit in the aggregate principal amount of approximately $673.5 million, of which $183.4 million was outstanding.

12. SUBSEQUENT EVENTS (unaudited)

    On September 17, 1996, the Board of Directors declared a $0.52 cash dividend, all to be taxable as ordinary income, to be paid on October 15, 1996 to stockholders of record on September 30, 1996.

   A special cash dividend of $0.42 was approved by the Board of Directors to be paid on December 16, 1996 to all stockholders of record on November 15, 1996. The special cash dividend is intended to distribute excess taxable income not previously distributed by the Company as dividends, in order to comply with REIT guidelines. The special cash dividend should not be interpreted as a recurring dividend nor a dividend in lieu of the Company's regular fourth quarter dividend.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   References to the Pre-Contribution Transaction period refer to the periods prior to November 20, 1995. References to the Post-Contribution Transaction period refer to periods after November 20, 1995. References to financial information of IMH Post-Contribution Transaction reflect the financial operations of IMH and its subsidiaries, IWLG and IMH Assets, and IMH's equity interest in ICIFC. References to financial information of IMH Pre-Contribution Transaction reflect the pro forma financial data of IMH's equity interest in SPTL's warehouse lending operations and ICII's mortgage conduit operations Pre-Contribution Transaction. References to financial information of ICIFC reflect the financial data of ICIFC Post-Contribution Transaction and the pro forma financial information of ICII's mortgage conduit operation Pre-Contribution Transaction.

   GENERAL INFORMATION

   IMH's principal sources of net income are (1) net income from the Long-Term Investment Operations, (2) net income from the Warehouse Lending Operations, and (3) equity in net income of the Conduit Operations. The net income of the Conduit Operations is fully subject to federal and state income taxes. The principal source of income from IMH's Long-Term Investment Operations is net interest income, which is the net spread between interest earned on mortgage loans and securities held for investment and the interest costs associated with the borrowings used to finance such loans and securities, including CMO debt. The principal sources of income from the Warehouse Lending Operations are net interest income, which is the net spread between interest earned on warehouse loans and the interest costs associated with the borrowings used to finance such loans, and the fee income received from the borrowers in connection with such loans. The principal sources of income from the Conduit Operations are gains recognized on the sale of mortgage loans and securities, net interest income earned on loans purchased by ICIFC pending their securitization or resale, servicing fees, commitment fees and processing fees.

   SIGNIFICANT TRANSACTIONS

   On October 25, 1996, the Company filed Form S-11 Registration Statement with the Securities and Exchange Commission for a secondary public stock offering of 2,500,000 shares of common stock. The net proceeds of this offering to the Company are estimated to be $51.8 million (or $59.7 million if the underwriter's over-allotment option is exercised in full) assuming a public offering price of $22.25 after deducting estimated offering expenses and underwriting discounts and commissions. It is expected that 70% and 20% of such proceeds will be used to provide funding for the Company's Long-Term Investment Operations and its Warehouse Lending Operations, respectively. The balance of such proceeds will be used for working capital and general corporate purposes.

   As part of its financing strategies, the Company completed $296.3 million of CMO financing in April 1996. The CMO was structured as a one month LIBOR "floater" with interest payable monthly based on one month LIBOR plus 0.50%. The CMO is guaranteed for the holders thereof by a mortgage insurer giving the CMO the highest credit rating established by a nationally-recognized rating agency.

   In August 1996, the Company completed $259.8 million of CMO financing. The CMO was structured as a one month LIBOR "floater" with interest payable monthly based on one month LIBOR plus 0.32%. The CMO is guaranteed for the holders thereof by a mortgage insurer giving the CMO the highest credit rating established by a nationally-recognized rating agency.

   HISTORICAL AND RECENT TRENDS

   ICIFC's mortgage loan acquisitions decreased from $1.7 billion in 1994 to $1.1 billion in 1995, which included $585.9 million of mortgage loans acquired from ICII and its affiliates Post-Contribution Transaction. Management attributes this decrease in mortgage loan acquisitions to the overall decrease in mortgage loan originations throughout the mortgage industry as a result of increased interest rates in 1995. In addition, the decrease in mortgage loan acquisitions resulted from ICIFC's refocus from the conforming to the non-conforming mortgage loan market and increased competition in such non-conforming market. ICIFC was also adversely affected by the increase in interest rates during 1994, resulting in a 20% decline in mortgage acquisitions in 1994 to $1.7 billion from $2.1 billion acquired in 1993. The aforementioned decline in mortgage acquisitions resulted in higher operating costs as a percentage of acquisitions, despite ICIFC's efforts to reduce excess production capacity through 1994 and 1995.

   In an effort to increase profitability, ICIFC reduced operating expenses in 1994 and 1995, primarily through a reduction in personnel. At December 31, 1995, ICIFC had 60 employees, a 15% decrease from 71 employees at December 31, 1994. At December 31, 1994, the conduit operations of ICII employed 71 employees, a 57% decrease from 167 employees at December 31, 1993. ICIFC continues to assess its work force in order to properly match its loan acquisition capacity to current market demands. In 1995, ICIFC also emphasized the acquisition of higher margin non-conforming mortgage loan products which provided a higher return than conforming loans.

   During the nine months ended September 30, 1996, ICIFC's mortgage loan acquisitions increased 149% to $1.2 billion as compared to $472.4 million for the same period in 1995. Excluding the acquisition of mortgage loans from ICII or its affiliated mortgage banking operations, ICIFC's mortgage loan acquisitions increased 103% to $957.3 million in the first nine months of 1996 as compared to $472.4 million for the same period in 1995. The increase in mortgage loan acquisitions for the nine-month period ended September 30, 1996 as compared to the same period in 1995 was primarily the result of the Company's increased marketing and sales efforts subsequent to the Initial Public Offering, increased concentration on identifying and servicing productive conduit sellers under master commitment programs, and significantly increased sales activity from two conduit sellers affiliated with ICII. In the second quarter of 1996, the two conduit sellers were divested from ICII. ICIFC has and expects to continue to acquire loans from one of these mortgage banking entities. In conjunction with the increase in flow (loan-by-loan) acquisitions, as opposed to bulk loan acquisitions, subsequent to the Contribution Transaction, the Company has added additional personnel. At September 30, 1996, ICIFC employed 91 employees, an increase of 250% from 26 employees at September 30, 1995.

   ACCOUNTING  FOR SERVICING RIGHTS

   When ICIFC purchases loans that include the associated servicing rights, the price paid for the servicing rights, net of amortization based on assumed prepayment rates, is reflected on its financial statements as Mortgage Servicing Rights ("MSRs").

   On May 12, 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," an amendment to SFAS No. 65. ICIFC elected to adopt this standard retroactive to January 1, 1995 which has no impact on 1995 operations.

   SFAS No. 122 requires that a portion of the cost of acquiring a mortgage loan be allocated to the mortgage loan servicing rights based on its fair value relative to the loan as a whole. To determine the fair value of the servicing rights created, ICIFC uses a valuation model that calculates the present value of future net servicing revenues to determine the fair value of the servicing rights. In using this valuation method, ICIFC incorporates assumptions that market participants would use in estimating future net servicing income which includes estimates of the cost of servicing, a discount rate, an inflation rate, ancillary income per loan, a prepayment rate, and a default rate.

   ICIFC determines servicing value impairment by disaggregating its mortgage conduit operations' servicing portfolio into its predominant risk characteristics. ICIFC determines those risk characteristics to be loan program type and interest rate. These segments of the portfolio are then evaluated, using market prices under comparable servicing sale contracts, when available, or alternatively using the same model as was used to originally determine the fair value at acquisition, using current assumptions at the end of the quarter. The calculated value is then compared to the capitalized recorded value of each loan type and interest rate segment to determine if a valuation allowance is required. At September 30, 1996, ICIFC had capitalized $7.5 million of MSR's.

   MSRs are subject to some degree of volatility in the event of unanticipated prepayments or defaults. Prepayments in excess of those anticipated at the time MSRs are recorded could result in a decline in the fair values of the MSR's below their carrying value requiring a provision to increase the MSR's valuation allowance. The rate of prepayment of loans is affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing. The effect of those factors on loan prepayment rates may vary depending on the particular type of loan. Estimates of prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part, on the historical rate of prepayment of ICIFC's loans, and other considerations. There can be no assurance of the accuracy of management's prepayments estimates. If actual prepayment with respect to loans serviced occur more quickly than were projected at the time such loans were sold, the carrying value of the MSRs may have to be reduced through a provision recorded to increase the MSR's valuation allowance in the period the fair value declined below the MSR's carrying value. If actual prepayments with respect to loans occur more slowly than estimated, the carrying value of MSRs would not increase, although total income would exceed previously estimated amounts and the related valuation allowance, if any, could be unnecessary.

   COMMITMENTS AND CONTINGENCIES

   As part of its marketing strategy, ICIFC establishes mortgage loan purchase commitments ("Master Commitments") with sellers that, subject to certain conditions, entitle the seller to sell to ICIFC and obligate ICIFC to purchase a specified dollar amount of mortgage loans over a period generally ranging from six months to one year. As of September 30, 1996 and December 31, 1995, ICIFC had open short-term Master Commitments with 62 and 18 sellers, respectively, to purchase mortgage loans in the aggregate principal amount of $774.0 million and $241.0 million, respectively, over periods generally ranging from six months to one year, of which $79.9 million and $35.7 million, respectively, had been purchased or committed to be purchased pursuant to rate-locks.

   At September 30, 1996, the Company had a $250 million committed financing facility as well as additional uncommitted facilities to provide financing for the Company's three businesses. Subsequent to September 30, 1996, the Company established an additional $100 million reverse repurchase facility. Terms of the reverse repurchase agreements require that the mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates quoted vary from 65 basis points to 100 basis points over one-month LIBOR, depending on the type of collateral provided by the Company. The margins on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 90% to 98% of the fair market value of the collateral.

   RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED
   ---------------------------------------------------------------------------
   SEPTEMBER 30,1995
   -----------------

   Net income (loss) for the quarter ended September 30, 1996 increased to $3.6 million as compared to $(556,000) for the same period of the prior year. Net income per share for the three months ended September 30,1996 was $0.52.

   The Company's revenue during the three months ended September 30,1996 increased to $17.7 million from $(32,000) for the same period of the prior year, primarily as a result of an increase in interest income from outstanding finance receivables, interest income earned on the Company's mortgage loans held for investment as CMO collateral and investment securities available-for-sale, and net income from its equity interest in ICIFC. Average finance receivables outstanding for the three months ended September 30, 1996 increased to $425.9 million from $16.4 million for the same period of the prior year, primarily as the result of the Company providing warehouse facilities to ICIFC subsequent to the Initial Public Offering. Interest income increased as average CMO collateral outstanding for the three months ended September 30, 1996 increased to $379.0 million as compared to zero for the same period in 1995, as a result of the Company financing $567.0 million of mortgage loans held in its investment portfolio through two CMO structures created in the second and third quarters of 1996. Additionally, the Company invested in investment securities available-for-sale with an average outstanding balance of $39.3 million for the three months ended September 30, 1996 as compared to zero for the same period in 1995. The Company had total investment securities available-for-sale and cash and cash equivalents of $52.9 million at September 30, 1996. Lastly, the Company's equity interest in net income of ICIFC increased to $101,000 for the three months ended September 30, 1996 as compared to $(600,000) for the same period of the prior year.

   Expenses for the three months ended September 30, 1996 increased to $14.2 million as compared to $492,000 for the same period in 1995. The increase in expense was due to the following: (1) higher daily average borrowings under reverse repurchase agreements and CMO debt, (2) management advisory fees paid to Imperial Credit Advisors, Inc. ("ICAI") executed on the date of the Initial Public Offering, (3) loan loss reserves, and (4) other operating expenses.

   Interest expense for the three month period ended September 30, 1996 increased to $11.9 million as compared to $247,000 in the same period of the prior year. The Company's increased borrowings on finance and repurchase lines was the result of increased funding of finance receivables made to

   ICIFC post-contribution transaction and increased CMO borrowings for the purpose of financing the Company's CMO Collateral which was not present during the three months ended September 30, 1995. The average outstanding borrowings on finance and repurchase agreements and CMO borrowings was $423.0 million and $364.3 million, respectively, for the third quarter of 1996 as compared to $15.9 million and zero, respectively, for the same period of the prior year. Advisory fees for the three months ended September 30, 1996 increased to $986,000 as compared to zero advisory fees for the same period of the prior year as the management agreement became effective on the date of the Initial Public Offering. The provision for loan losses increased to $835,000 for the third quarter of 1996 as compared to $192,000 for the same period of the prior year. The increase in the provision for loan losses was the result of the Company's effort to increase mortgage loans held for investment and CMO collateral post-contribution transaction. Other operating expenses increased to $431,000 for the three months ended September 30, 1996 as compared to $53,000 for the same period of the prior year primarily as a result of increases in salary and benefit costs and professional expenses. Salary and benefit costs increased to $117,000 for the third quarter of 1996 as compared to $28,000 for the same period in the prior year due to increases in staffing by the warehouse lending operations and accruals made for employee bonuses. Professional expenses increased to $220,000 in the third quarter of 1996 from $4,000 for the same period of the prior year as costs to support the new public entity along with accounting and legal fees increased as compared to the same period of the prior year.

   NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED
   ------------------------------------------------------------------
   SEPTEMBER 30, 1995
   ------------------

   Net income for the nine months ended September 30, 1996 increased to $7.4 million as compared to $1.1 million for the same period in 1955. Net income per share for the nine months ended September 30, 1996 was $1.40.

   Revenues for the nine months ended September 30, 1996 increased to $45.7 million as compared to $2.1 million for the same period in 1995, primarily as a result of an increase in interest income from finance receivables and secondarily as a result of interest income on the Company's mortgage loans held as CMO collateral and investment securities available for sale. Average finance receivables outstanding for the nine months ended September 30, 1996 increased to $439.8 million as compared to $9.9 million for the same period in 1995, primarily as a result of the Company providing warehouse facilities to ICIFC subsequent to the Initial Public Offering. At September 30, 1996, ICIFC accounted for 92% of the Company's total gross finance receivables outstanding. Average CMO collateral outstanding for the nine months ended September 30, 1996 increased to $199.8 million as compared to zero for the same period in 1995, as a result of the Company financing $567.0 million of mortgage loans held in its investment portfolio through two CMO structures created during that period. Lastly, the Company invested in investment securities available for sale with an average balance of $31.3 million for the nine months ended September 30, 1996. No such investment securities portfolio existed prior to the Initial Public Offering. At September 30, 1996, finance receivables decreased to $183.4 million from $583.0 million at December 31, 1995 due to the sale during the first nine months of 1996 of a substantial amount of the mortgage loans held for sale by ICIFC at December 31, 1995. Such loan sales were made to the Long-Term Investment Operations or to the other investors, and the proceeds reduced ICIFC's borrowings from IWLG.

   Expenses for the nine months ended September 30, 1996 increased to $38.3 million as compared to $931,000 for the same period in 1995, primarily as a result of (1) an increase in borrowings associated with the financing of the Company's finance receivables, CMO collateral and investment securities available for sale, (2) an increase in the provision for loan losses and (3) the payment of fees associated with the Management Agreement. Interest expense from reverse-repurchase borrowings, CMO borrowings or borrowings from SPTL increased to $31.4 million for the nine months ended September 30, 1996 as compared to $423,000 for the same period in 1995. The increase in interest expense was the result of increased borrowings to finance the growth in the Company's earning assets as discussed above. The provision for loan losses increased to $3.7 million for the nine months ended September 30, 1996 as compared to $388,000 for the same period in 1995 as a result of establishing an allowance for credit losses relating to the $544.2 million of CMO collateral and $183.4 million of finance receivables at September 30, 1996. The provision in 1995 was the result of a write-off of a customer's outstanding balance on a finance receivable. While the Company believes that it has adequately provided for any future credit losses, the Company may have to add to its loan loss allowance based upon actual loan loss experience or an increase in the Company's investments. Management fees under the Management Agreement were $2.2 million for the nine months ended September 30, 1996. No such fees were paid during the same period in 1995, which was prior to the Contribution Transaction.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal liquidity requirements result from the need to fund the acquisition of mortgage loans held for sale by ICIFC, the investment in mortgage loans and mortgage-backed securities by IMH, and the origination of finance receivables by IWLG. Pre-Contribution Transaction, ICIFC was funded by ICII through committed reverse-repurchase agreements and capital contributions. Historically, SPTL's warehouse lending operations were funded by SPTL through deposits, other borrowings and equity. However, Post-Contribution Transaction, the Long-Term Investment Operations, the Conduit Operations and the Warehouse Lending Operations are funded by reverse repurchase agreements, the sale of mortgage securities, the issuance of CMOs and the proceeds from the issuance of common stock.

   During the nine months ended September 30, 1996 and 1995, net cash provided by operating activities was $5.5 million and $342,000, respectively. Net cash provided by operating activities for the nine months ended September 30, 1996 and for fiscal year 1995 decreased due to an increase in accrued interest receivable as a result of increased finance receivables and mortgage loans held for investment. IWLG's warehouse lending activities affected net cash provided by operating activities more significantly during the nine months ended September 30, 1996 than during the same period of 1995, as a result of more significant amounts of warehouse lending to ICIFC subsequent to the Contribution Transaction. The Company retained an investment portfolio of mortgage loans only subsequent to the Initial Public Offering, and therefore these activities only affected net cash provided by operating activities during the nine months ended September 30, 1996.

   Net cash (used in) used in investing activities for the nine months ended September 30, 1996 and 1995 was $(177.1) million and $(15.3) million, respectively. For the nine months ended September 30, 1995 and in fiscal year 1995, net cash flows from investing activities decreased due to the excess of fundings of finance receivables compared with repayments of such receivables, primarily as a result of higher finance receivables due from ICIFC, associated with ICIFC's greater mortgage loan acquisition volumes.
   For the nine months ended September 30, 1996, net cash flows from investing activities increased due to higher repayments of finance receivables than finance receivables funded. During the nine months ended September 30, 1996, net cash flows from investing activities decreased due to the Company's decision to create an investment portfolio of mortgage loans and investment securities available-for-sale.

   For the nine months ended September 30, 1996 and 1995, net cash provided by financing activities was $174.4 million and $15.0 million, respectively. These net cash figures for the nine months ended September 30, 1996 and the year ended December 31, 1995 were affected by the Company's increased investment in CMO collateral and finance receivables, thereby requiring it to raise additional cash to finance such CMO collateral and finance receivables. Post-Contribution Transaction, such borrowings consisted of reverse repurchase agreements and CMO borrowings, while Pre-contribution transaction, such borrowings consisted of borrowings from SPTL.

   At September 30, 1996, the Company had $517.9 million of CMO borrowings to finance $544.2 million of CMO collateral in its mortgage loan investment portfolio. The Company uses CMO borrowings to finance substantially all of its mortgage loan investment portfolio as a means of elimination certain risks associated with reverse repurchase agreements (such as the potential need for deposits of additional collateral) that are not present with CMO borrowings. Terms of the CMO borrowings require that the mortgages be held by an independent third party custodian, with the interest rate on the borrowings ranging from 32 basis points to 50 basis points over one-month LIBOR. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit rating on the securities from the rating agencies. Total credit loss exposure to the Company is limited to the equity invested in the CMOs at any point in time.

   By September 30, 1996, the Company had utilized all of the net proceeds from its Initial Public Offering and subsequent offering to provide funding for the Warehouse Lending Operations and to increase its Long-Term Investment Operations and its Conduit Operations. Management believes that cash flow from operations and the aforementioned potential financing arrangements is sufficient to meet the current liquidity needs of the three businesses.

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

PART II.  OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS

   Michele Perrin, an individual doing business as Perrin and Associates vs. Thomas O. Markel, an individual; H. Wayne Snavely, an individual; Homemac Mortgage Bankers, a business association of unknown form; Homemac Corporation, a California corporation; Homemac Finance Corporation, a California corporation; Homemac Institutional Mortgage Corporation, a California corporation; Imperial Credit Mortgage Holdings, Inc., a Maryland corporation; Imperial Credit Industries, Inc., a California corporation and DOES 1 through 100, Orange County Superior Court Case No. 768878.

   On September 12, 1996, Michele Perrin ("Perrin") filed the aforementioned complaint seeking damages for breach of contract, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing , negligence, trade secret misappropriation, unfair competition and conversion.

   Perrin seeks damages in an unspecified amount, but in no event less than $200,000, plus punitive and exemplary damages, attorneys' fees and costs, and the profits from the commercial exploitation of Perrin's confidential and proprietary business and organizational plans to be a real estate investment trust dealing primary in sub-A mortgage loans and its plan for going to market with an initial public offering to be disgorged from defendants and paid over to Perrin by way of an order for restitution. The Company believes that the complaint is without merit and intends to vigorously defend the action.

   Additionally, reference is made to Item 1. of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

   The Company is involved in additional litigation arising in the normal course of business of which management believes based in part upon the advice of legal counsel, will not have a material effect on the Company.

ITEM 2.- ITEM 5:  NOT APPLICABLE

ITEM 6.  EXHIBIT


                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.
             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE
                                 (UNAUDITED)

                                       Three Months Ended   Nine Months Ended
                                       September 30, 1996   September 30, 1995
                                       ------------------   ------------------
Primary earnings per share:

Net income                             $        3,565,061   $        7,393,637
                                       ==================   ==================
Avg. number of shares outstanding               6,767,120            5,208,150

Net effect of dilutive stock options-
Based on treasury stock method using
average market price                              101,642               81,333
                                       ------------------   ------------------
Total average shares                            6,868,762            5,289,483
                                       ==================   ==================
Primary earnings per share (a)         $             0.52   $             1.40
                                       ==================   ==================

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

  Date:  November 12, 1996