Form 10-K
period 1996-12-31
IMPERIAL CREDIT MORTGAGE HOLDINGS INC
filed 1997-03-31
CIK 1000298

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: 0-19861

                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       MARYLAND                                33-0675505
            (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                 20371 IRVINE AVENUE
            SANTA ANA HEIGHTS, CALIFORNIA                         92707
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 556-0122

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                     ON WHICH REGISTERED
           -------------------                     -----------------------
       Common Stock $0.01 par value                American Stock Exchange

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on March 20, 1997 on the American Stock Exchange was approximately $224.4 million.

    THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 20, 1997:
                                   9,400,000

                      DOCUMENTS INCORPORATED BY REFERENCE
                          DEFINITIVE PROXY STATEMENT

                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................    24
 Item 3.  Legal Proceedings.............................................    24
 Item 4.  Submission of Matters to a Vote of Security Holders...........    25

 PART II

 Item 5.  Market For Registrant's Common Equity and Related Stockholder
          Matters.......................................................    26
 Item 6.  Selected Consolidated Financial Data..........................    27
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    30
 Item 8.  Financial Statements and Supplementary Data...................    39
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    86

 PART III
 Item 10. Directors and Executive Officers of the Registrant............    87
 Item 11. Executive Compensation........................................    90
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    90
 Item 13. Certain Relationships and Certain Transactions................    90

 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   100

                                    PART I

ITEM 1. BUSINESS

 GENERAL

  Unless the context otherwise requires, references herein to the "Company" refer to Imperial Credit Mortgage Holdings, Inc. ("IMH"), ICI Funding Corporation ("ICIFC"), ICIFC Secured Assets Corp. ("ICIFC Assets"), IMH Assets Corp. ("IMH Assets"), and Imperial Warehouse Lending Group, Inc. ("IWLG"), collectively.

  Imperial Credit Mortgage Holdings, Inc. is a specialty finance company which, together with its subsidiaries and related companies, operates three businesses: (1) the Long-Term Investment Operations, (2) the Conduit Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Conduit Operations purchases and sells or securitizes primarily non-conforming mortgage loans, and the Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. These latter two businesses include certain ongoing operations contributed to the Company in 1995 by Imperial Credit Industries, Inc. ("ICII"), a leading specialty finance company (the "Contribution Transaction"). See "Item 13. Certain Relationships and Certain Transactions-- Other Transactions--The Contribution Transaction." IMH is organized as a real estate investment trust ("REIT") for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level.

  Long-Term Investment Operations. The Long-Term Investment Operations, conducted by IMH, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). Such loans generally provide higher yields than conforming loans. The principal differences between conforming loans and non-conforming loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the type of properties securing the mortgage loans, the loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are higher yielding mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes. At December 31, 1996, the Company's mortgage loan and securities investment portfolio consisted of $501.7 million of mortgage loans held in trust as collateral for Collateralized Mortgage Obligations ("CMOs"), $63.5 million of mortgage-backed or other collateralized securities and $915,000 of mortgage loans held for investment.

  Conduit Operations. The Conduit Operations, conducted by ICIFC, purchases primarily non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of third party correspondents and subsequently securitizes or sells such loans to permanent investors, including the Long-Term Investment Operations. ICIFC's ability to design non-conforming mortgage loans which suit the needs of its correspondent loan originators and their borrowers while providing sufficient credit quality to investors, as well as its efficient loan purchasing process, flexible purchase commitment options and competitive pricing, enable it to compete effectively with other non-conforming mortgage loan conduits. In addition to earnings generated from ongoing securitizations and sales to third party investors, ICIFC supports the Long-Term Investment Operations of the Company by supplying IMH with non-conforming mortgage loans and securities backed by such loans. For the year ended December 31, 1996, ICIFC acquired $1.5 billion of mortgage loans and sold or securitized $1.6 billion of mortgage loans. The Long-Term Investment Operations acquired $591.6 million of such loans as well as $32.5 million of securities created by ICIFC. Prior to the Contribution Transaction, ICIFC was a division or subsidiary of ICII since 1990. IMH owns 99% of the economic interest in ICIFC, while ICII is the holder of all the outstanding voting stock of ICIFC, representing 1% of the economic interest in ICIFC. On March 31,

1997, ICII divested itself of its interest in ICIFC by contributing 100% of ICIFC's common stock to certain officers and directors of the Company. At December 31, 1996, ICIFC maintained relationships with 146 correspondents.

  Warehouse Lending Operations. The Warehouse Lending Operations, conducted by IWLG, provides warehouse and repurchase financing to ICIFC and to approved mortgage banks, most of which are correspondents of ICIFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors. At December 31, 1996, the Warehouse Lending Operations had $362.3 million in finance receivables outstanding, of which $327.4 million was outstanding with ICIFC.

  The following table sets forth the interest earning assets and interest bearing liabilities of the Company on the dates indicated:

                                 AT DECEMBER 31, 1996                AT DECEMBER 31, 1995
                          ----------------------------------- -----------------------------------
                          CARRYING   WEIGHTED     PERCENTAGE  CARRYING   WEIGHTED     PERCENTAGE
                           VALUE   AVERAGE YIELD OF PORTFOLIO  VALUE   AVERAGE YIELD OF PORTFOLIO
                          -------- ------------- ------------ -------- ------------- ------------
                                                  (DOLLARS IN THOUSANDS)
ASSET TYPE
Money Market Account and
 Passbook Account.......  $ 22,289      6.12%         2.34%   $    750      5.73%         0.12%
Investment Securities
 Available for Sale ....    63,505     12.31          6.68      17,378     11.23          2.85
Mortgage Loans Held for
 Investment                    915      9.17          0.10         --        --            --
CMO Collateral .........   501,744      7.97         52.77         --        --            --
Finance Receivables.....   362,312      8.30         38.11     583,021      8.80         95.64
Lease Payment
 Receivables
 Held for Sale .........       --        --            --        8,441     12.00          1.38
                          --------                  ------    --------                  ------
  Total Interest Bearing
   Assets...............  $950,765      8.34%       100.00%   $609,590      8.91%       100.00%
                          ========                  ======    ========                  ======
BORROWING TYPE
CMO Borrowings (1)......  $474,045      5.94%        57.14%   $    --        -- %          -- %
Reverse Repurchase
 Agreements (1).........   355,508      6.20         42.86     566,652      6.67        100.00
                          --------                  ------    --------                  ------
  Total Interest Bearing
   Liabilities..........  $829,553      6.05        100.00%   $566,652      6.67        100.00%
                          ========                  ======    ========                  ======
  Net Interest Spread...                2.29%                               2.24%

--------
(1) Excludes accrued interest payable on CMO borrowings and reverse repurchase agreements of $467,000 and $2,208,000, respectively, at December 31, 1996 and none and $1,076,000, respectively, at December 31, 1995.

  References to financial information of IMH for the year ended 1996, reflect the financial operations of IMH, its subsidiaries (IWLG and IMH Assets) and IMH's equity interest in ICIFC. References to financial information of IMH for the year ended 1995, reflect the financial operations of IMH, its subsidiary
(IWLG) and IMH's equity interest in ICIFC. References to the "Interim Period" refers to the period from November 20, 1995, the date of the Contribution Transaction, to December 31, 1995.

LONG-TERM INVESTMENT OPERATIONS

 GENERAL

  IMH acquires mortgage loans and mortgage-backed securities, principally non-conforming residential mortgage loans and securities backed by such loans, for long-term investment. The Long-Term Investment Operations also invests, to a lesser extent, in second mortgage loans. Currently, the Long-Term Investment Operations include certain other assets which were purchased from ICII and its affiliates. At December 31, 1996, the carrying value of such assets totaled $15.4 million. See "Item 13. Certain Relationships and Certain Transactions--Other Transactions--Purchase of Other Investments." Income is earned principally from the net interest income received by IMH on mortgage loans and mortgage-backed and other collateralized securities acquired and held in its portfolio. Such acquisitions are financed with a portion of the Company's capital, as well as borrowings provided through CMO borrowings and reverse repurchase agreements. In April and August 1996, IMH, through trusts in which IMH Assets (a wholly-owned, specialty purpose entity through which IMH conducts its CMO borrowings) holds residual interests, completed $296.3 million and $259.8 million CMO borrowings, respectively. ICIFC supports the investment objectives of IMH by supplying all of the mortgage loans and mortgage-backed securities held by IMH.

 MORTGAGE LOANS HELD IN THE PORTFOLIO

  The Company originates, through its network of correspondents, and invests a substantial portion of its portfolio in non-conforming mortgage loans and, to a lesser extent, second mortgage loans. The Company also purchases such loans from third parties for long-term investment and for resale. Management believes that non-conforming mortgage loans provide an attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. A portion of the investment portfolio of the Long-Term Investment Operations consists of "B" and "C" grade mortgage loans. The Company believes that a structural change in the mortgage banking industry has occurred which has increased demand for higher yielding non-conforming mortgage loans. This change has been caused by a number of factors, including: (1) investors' demand for higher yielding assets due to historically low interest rates over the past few years; (2) increased securitization of high-yielding non-conforming mortgage loans by the investment banking industry; (3) quantification and development of standardized credit criteria by credit rating agencies for securities backed by non-conforming mortgage loans; (4) increased competition in the securitization industry, which has reduced borrower interest rates and fees, thereby making non-conforming mortgage loans more affordable; and (5) the end of the refinance "boom" of 1992 and 1993, which has caused many mortgage banks, attempting to sustain origination volume, to seek out non-conforming mortgage loan borrowers.

 INVESTMENTS IN MORTGAGE-BACKED AND OTHER COLLATERALIZED SECURITIES

  The Company also acquires mortgage-backed securities and other collateralized securities generated through its own securitization efforts as well as those generated by third parties. In connection with the issuance of mortgage-backed securities by ICIFC in the form of REMICs, IMH has in the past and may in the future retain the senior or subordinated securities as regular interests on a short-term or long-term basis. In connection with ICIFC's REMIC securitizations of $835.2 million for the year ended December 31, 1996, IMH has purchased $32.5 million of securities as regular interests. At December 31, 1996, such regular interests included $117,000 of "principal-only" and $10.1 million of "interest-only" securities. Such securities or investments may subject the Company to credit, interest rate and/or prepayment risks.

  At December 31, 1996, the Company's investment securities available for sale included $37.9 million of subordinated securities collateralized by mortgages and $15.4 million of securities collateralized by other loans, of which $10.1 million is subordinated. The majority of such securities were rated "B" to "BBB". In general, subordinated classes of a particular series of securities bear all losses prior to the related senior classes. Losses in excess of expected losses at the time such securities are purchased would adversely affect the Company's yield on such securities and, in extreme circumstances, could result in the failure of the Company to recoup its initial investment.

  It is the Company's general policy not to acquire REMIC or CMO residuals other than residual interests for which the Company owns all of the outstanding interests in the REMIC or the CMO or which result from a securitization transaction by the Conduit Operations. See "--Conduit Operations--Securitization and Sale Process." However, in December 1996, ICIFC purchased eight residuals from ICII for $46.9 million, all of which was financed by an intercompany payable. See Note 1 to Notes to ICI Funding Corporation Financial Statements.

 FINANCING

  The Long-Term Investment Operations are principally financed through the issuance of CMOs and borrowings under reverse repurchase agreements.

  Collateralized Mortgage Obligations. The following table sets forth the CMOs issued by the Company and the outstanding principal balance of CMO collateral for the year ended December 31, 1996:

                                                                    DECEMBER 31,
                                                        ISSUANCE        1996
                                                         AMOUNT         (IN
      ISSUE DATE              ISSUANCE NAME           (IN MILLIONS)  MILLIONS)
      ----------              -------------           ------------- ------------
   April 25, 1996..  Fund America Investor Trust V       $296.3        $238.0
   August 28, 1996.  Imperial CMB Trust Series 1996-1    $259.8        $248.4

  The Company issues CMOs secured by mortgage loans as a means of financing a portion of its Long-Term Investments Operations. The decision to issue CMOs is based on the Company's current and future investment needs, market conditions and other factors. For accounting and tax purposes, the mortgage loans financed through the issuance of CMOs are treated as assets of the Company, and the CMOs are treated as debt of the Company. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt, and any investment income on such collateral. The Long-Term Investment Operations earns the net interest spread between the interest income on the mortgage loans securing the CMOs and the interest and other expenses associated with the CMO financing. The net interest spread may be directly impacted by the levels of prepayment of the underlying mortgage loans and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates.

  When the Company issues CMOs for financing purposes, it seeks an investment grade rating for such CMOs by a nationally recognized rating agency. To secure such a rating, it is often necessary to pledge collateral in excess of the principal amount of the CMOs to be issued, or to obtain other forms of credit enhancements such as additional mortgage loan insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided and the interest rates paid thereon, the geographic concentration of the mortgaged property securing the collateral and other criteria established by the rating agency. The pledge of additional collateral reduces the capacity of the Company to raise additional funds through short-term secured borrowings or additional CMOs and diminishes the potential expansion of its investment portfolio. As a result, the Company's objective is to pledge additional collateral for CMOs only in the amount required to obtain an investment grade rating for the CMOs by a nationally recognized rating agency. Total credit loss exposure to the Company is limited to the equity invested in the CMOs at any point in time.

  The Company believes that under prevailing market conditions, an issuance of CMOs receiving other than an investment grade rating would require payment of an excessive yield to attract investors. No assurance can be given that the Company will achieve the ratings it plans to seek for the CMOs. As of December 31, 1996, the Company had issued two CMOs in original balances totaling $556.1 million for the purpose of financing its Long-Term Investment Operations. The CMOs were structured as one month LIBOR "floaters" with interest payable monthly at LIBOR plus 0.32% to 0.50% currently, increasing to LIBOR plus 1.00% to 1.32% after seven years. The CMOs are guaranteed for the holders thereof by a mortgage loan insurer, giving the CMOs the highest rating established by a nationally recognized rating agency. At December 31, 1996, the underlying principal balance of mortgages supporting CMO borrowings of $486.4 million represented approximately $447.5 million of six month and 2-year LIBOR adjustable rate mortgage loans with varying grade quality and $38.9 million of second mortgage loans. Such mortgages balances are exclusive of net premiums.

  Reverse Repurchase Agreements. The Company has obtained financings with two different third-party lenders, at interest rates that are consistent with its financing objectives described herein, and has established $250.0 million and $100 million committed financing facilities under which the lenders would be required to enter into new reverse repurchase agreements as needed by the Company during a specified period of time. For a discussion of the terms of the Company's reverse repurchase facilities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which the Company effectively pledges its mortgage loans and mortgage securities as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the reverse repurchase agreement, the Company is required to repay the loan and correspondingly receives back its collateral. Under reverse repurchase agreements, the Company retains the incidents of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. Upon a payment default under such agreements, the lending party may liquidate the collateral. The Company's borrowing agreements require the Company to pledge cash, additional mortgage loans or additional securities backed by mortgage loans in the event the market value of existing collateral declines. To the extent that cash reserves are insufficient to cover such deficiencies in collateral, the Company may be required to sell assets to reduce its borrowings.

  Reverse repurchase agreements take the form of a sale of securities to the lender at a discounted price in return for the lender's agreement to resell the same securities to the borrower at a future date (the maturity of the borrowing) at an agreed price. In the event of the insolvency or bankruptcy of the Company, certain reverse repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which is, among other things, to allow the creditor under such agreements to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repurchase agreement, the lender may be permitted, under the Bankruptcy Code, to repudiate the contract, and the Company's claim against the lender for damages therefrom may be treated simply as one of the unsecured creditors. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, the Company's ability to exercise its rights to recover its securities under a reverse repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by such statute. If the lender is an insured depository institution subject to the Federal Deposit Insurance Act, the Company's ability to exercise its rights to recover its securities under a reverse repurchase agreement or to be compensated for damages resulting form the lender's insolvency may be limited by such statute rather than the Bankruptcy Code. The effect of these various statutes is, among other things, that a bankrupt lender, or its conservator or receiver, may be permitted to repudiate or disaffirm its reverse repurchase agreements, and the Company's claims against the bankrupt lender for damages resulting therefrom may be treated simply as one of an unsecured creditor. Should this occur, the Company's claims would be subject to significant delay and, if and when received, may be substantially less than the damages actually suffered by the Company.

  To reduce its exposure to the credit risk of reverse repurchase agreement lenders, the Company entered into such agreements with several different parties and follows its own credit exposure procedures. The Company monitors the financial condition of its reverse repurchase agreement lenders on a regular basis, including the percentage of mortgage loans that are the subject of reverse repurchase agreements with a single lender. Notwithstanding these measures, no assurance can be given that the Company will be able to avoid such third party risks.

  Other Mortgage-Backed Securities. As an additional alternative for the financing of its Long-Term Investment Operations, the Company may issue other mortgage-backed securities, if, in the determination of the Company, the issuance of such other securities is advantageous. In particular, mortgage pass-through certificates representing an undivided interest in pools of mortgage loans formed by the Company may prove to be an attractive vehicle for raising funds.

  The holders of mortgage pass-through certificates receive their pro rata share of the principal payments made on a pool of mortgage loans and interest at a pass-through interest rate that is fixed at the time of offering. The Company may retain up to a 100% undivided interest in a significant number of the pools of mortgage loans underlying such pass-through certificates. The retained interest, if any, may also be subordinated so that, in the event of a loss, payments to certificate holders will be made before the Company receives its payments. Unlike the issuance of CMOs, the issuance of mortgage pass-through certificates will not create an obligation of the

Company to security holders in the event of a borrower default. However, as in the case of CMOs, the Company may be required to obtain various forms of credit enhancements in order to obtain an investment grade rating for issues of mortgage pass-through certificates by a nationally-recognized rating agency.

CONDUIT OPERATIONS

 GENERAL

  ICIFC began its mortgage conduit operations as a division of ICII in 1990. As of December 31, 1996, ICIFC maintained relationships with 146 correspondents. During the fourth quarter of 1996, ICIFC discontinued its relationship with approximately 100 correspondents who were originating a limited number of loans. Correspondents originate and close mortgage loans under ICIFC's mortgage loan programs on a flow (loan-by-loan) basis or through bulk sale commitments. Correspondents include savings and loan associations, commercial banks, mortgage bankers and mortgage brokers. During the year ended December 31, 1996, the Interim Period, and the years ended December 31, 1995 and 1994, ICIFC acquired from its correspondents, including ICII after the Contribution Transaction, $1.5 billion, $547.2 million, $1.1 billion and $1.7 billion, respectively, of mortgage loans.

  The Conduit Operations consists of the purchase and sale of mortgage loans primarily secured by first liens and, to a lesser extent, second liens on single (one-to-four) family residential properties that are originated in accordance with ICIFC's underwriting guidelines. As a non-conforming mortgage loan conduit, ICIFC acts as a intermediary between the originators of mortgage loans that do not currently meet the guidelines for purchase by government-sponsored entities (i.e., FNMA and FHLMC) that guarantee mortgage-backed securities and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. ICIFC also acts as a bulk purchaser of primarily non-conforming mortgage loans. The Company believes that non-conforming mortgage loans provide an attractive net earnings profile, producing higher yields without commensurately higher credit risks when compared to mortgage loans that qualify for purchase by FNMA or FHLMC. In addition, based on the Company's experience in the mortgage banking industry and in the mortgage conduit business, the Company believes it provides mortgage loan sellers with an expanded and competitively priced array of non-conforming and "B" and "C" grade mortgage loan products, timely purchasing of loans, mandatory, best efforts and optional rate-lock commitments, and flexible Master Commitments.

  All non-conforming loans purchased by ICIFC are made available for sale to IMH at fair market value at the date of sale and subsequent transfer to IMH. In addition, ICII has granted ICIFC a right of first refusal to purchase all non-conforming loans that ICII or any 25% entity originates or acquires and subsequently offers for sale, and ICIFC has granted ICII, or any 25% entity designated by ICII, a right of first refusal to purchase all conforming mortgage loans that ICIFC acquires and subsequently offers for sale. See "Item
13. Certain Relationships and Certain Transactions--The Contribution Transaction." As of December 31, 1996, no loans have been purchased under this agreement.

 MARKETING AND PRODUCTION

  Marketing Strategy. The Company's competitive strategy is, in part, to be a low cost national acquirer, through its national correspondent network, of mortgage loans to be held for investment, sold in the secondary market as whole loans or securitized as mortgage-backed securities. A key feature of this approach is the use of a large national network of correspondent originators, which enables the Company to shift the high fixed costs of interfacing with the homeowner to the correspondents. The marketing strategy for the Conduit Operations is designed to accomplish three objectives: (1) attract a geographically diverse group of both large and small correspondent loan originators, (2) establish relationships with such correspondents and facilitate their ability to offer a variety of loan products designed by ICIFC and (3) purchase the loans and securitize or sell them into the secondary market or to IMH. In order to accomplish these objectives, ICIFC designs and offers loan products that are attractive to potential non-conforming borrowers as well as to end-investors in non-conforming mortgage loans and mortgage-backed securities.

  ICIFC has historically emphasized and continues to emphasize flexibility in its mortgage loan product mix as part of its strategy to attract correspondents and establish relationships. ICIFC also maintains relationships with numerous end-investors so that it may develop products that they may be interested in as market conditions change, which in turn may be offered through the correspondent network. As a consequence, ICIFC is less dependent on acquiring conforming mortgage loans than many mortgage bankers and has, in the past, both as a division or subsidiary of ICII and as a subsidiary of IMH, acquired significant volumes of non-conforming loans.

  In July 1996, ICIFC developed an additional Series to the Progressive Program, the "Progressive Express Program." The concept of the Progressive Express Program is to underwrite the loan focusing on the borrowers Fair Issac ("FICO") credit score, ability and willingness to repay the mortgage loan obligation, and assess the adequacy of the mortgage property as collateral for the loan. The FICO Score was developed by Fair, Issac Co., Inc. of San Rafael, California. It is an electronic evaluation of past and present credit accounts on the borrower's credit bureau report. This includes all reported accounts as well as public records and inquiries. The Progressive Express Program offers six levels of mortgage loan programs. The Progressive Express Program has a minimum FICO score that must be met by each of the borrowers and does not allow for any exceptions to the FICO score requirement. The FICO Score requirement is as follows: Progressive Express I 681 & above, Progressive Express II 680-621, Progressive Express III 620-601, Progressive Express IV 600-581, Progressive Express V 580-551, and Progressive Express VI 550-500. Each Progressive Express program has different FICO score requirements, credit criteria, reserve requirements, and Loan-to-Value Ratio restrictions. Progressive Express I is designed for credit history and income requirements typical of "A+" credit borrowers. In the event a borrower does not fit the Progressive Express I criteria, the borrower's mortgage loan is placed into either Progressive Express II, III, IV, V, or VI, depending on which series' mortgage loan parameters meets the borrower unique credit profile.

  In response to the needs of its non-conforming mortgage loan correspondents and as part of its strategy to facilitate the sale of its loans through the Conduit Operations, ICIFC's marketing strategy offers efficient response time in the purchase process, direct and frequent contact with its correspondents through a trained sales force and flexible commitment programs. Finally, due to the price sensitivity of most home buyers, ICIFC is competitive in pricing its products in order to attract sufficient numbers of borrowers.

  Mortgage Loans Acquired. A majority of the mortgage loans purchased through the Conduit Operations are non-conforming mortgage loans. Currently, the maximum principal balance for a conforming loan is $214,000. Loans that exceed such maximum principal balance are referred to as "jumbo loans." Non-conforming mortgage loans generally consist of jumbo loans or other loans that are originated in accordance with underwriting or product guidelines that differ from those applied by FNMA and FHLMC. Such non-conforming loans may involve some greater risk as a result of such different underwriting and product guidelines. A portion of the mortgage loans purchased through the Conduit Operations are "B" and "C" grade loans, as described below, which may entail greater credit risks than other non-conforming loans. For the year ended December 31, 1996, "B" and "C" grade loans, as defined by the Company, accounted for 12.1% of ICIFC's total loan acquisitions. In addition, during that period, ICIFC's acquisitions included 0.6% of "D" grade loans, as defined by the Company. ICIFC generally does not acquire mortgage loans with principal balances above $750,000 for "A" quality loans, and $500,000 for "B" and "C" grade loans.

  Non-conforming loans purchased by ICIFC pursuant to its underwriting programs typically differ from those purchased pursuant to the guidelines established by FNMA and FHLMC primarily with respect to loan-to-value ratios, borrower income or credit history, required documentation, interest rates, borrower occupancy of the mortgaged property and/or property types. To the extent that these programs reflect underwriting standards different from those of FNMA and FHLMC, the performance of loans made thereunder may reflect higher delinquency rates and/or credit losses. The Company believes that the non-conforming mortgage loans acquired by ICIFC produce higher yields without commensurately higher credit risk when compared to conforming mortgage loans.

  ICIFC's focus on the acquisition of non-conforming mortgage loans may affect the Company's financial performance. For example, the purchase market of non-conforming loans has typically provided for higher interest rates in order to compensate for the lower liquidity of such loans, thereby potentially enhancing the interest income earned by the Company during the accumulation phase for loans held for sale and during the holding period for loans held for investment. In addition, due to the lower level of liquidity in non-conforming loan market, the Company may realize higher returns upon securitization of such loans than would be realized upon securitization of conforming loans. On the other hand, such lower levels of liquidity may from time to time cause the Company to hold such loans or other mortgage-related assets supported by such loans. In addition, by retaining for investment either the loans or other mortgage-related assets supported by such loans, the Company assumes the potential risk of any increased delinquency rates and/or credit losses as well as interest rate risk.

  Mortgage loans acquired by ICIFC are generally secured by first liens and, to a lesser extent, second liens on single (one-to-four) family residential properties with either fixed or adjustable interest rates. During the year ended December 31, 1996, fixed-rate mortgage loans and ARMs accounted for approximately 67.9% and 32.1%, respectively, of the mortgage loans purchased by ICIFC. Fixed-rate mortgage loans have a constant interest rate over the life of the loan, which is generally 15 or 30 years. The interest rate on an ARM is typically tied to an index (such as LIBOR or the CMT Index) and is adjustable periodically at various intervals. Such mortgage loans are typically subject to lifetime interest rate caps and periodic interest rate and/or payment caps. The interest rates on ARMs are typically lower than the average comparable fixed rate loan initially, but may be higher than average comparable fixed rate loans over the life of the loan. Substantially all mortgage loans purchased by ICIFC will fully amortize over their remaining terms. Currently, ICIFC purchases (1) fixed rate mortgage loans that have original terms to maturity ranging from 10 to 30 years, (2) ARM mortgage loans that adjust based on LIBOR or the CMT Index, and (3) 2-year and 3-year mortgage loans that adjust to six month adjustables approximately three years following origination to an interest rate based upon a defined index plus a spread. ICIFC may from time to time purchase mortgage loans with other interest rate and maturity characteristics.

  A summary of ICIFC's mortgage loan acquisitions by type of loan, excluding net premiums, is shown below.

                                                                  PERIOD FROM
                                                               NOVEMBER 20, 1995
                                                YEAR ENDED          THROUGH
                                             DECEMBER 31, 1996 DECEMBER 31, 1995
                                             ----------------- -----------------
                                                    (DOLLARS IN MILLIONS,
                                                EXCEPT FOR AVERAGE LOAN SIZE)
Non-conforming Loans:
  Volume of loans...........................     $1,424.4          $  388.3
  Percentage of total volume................         94.6%             71.8%
Conforming Loans:
  Volume of loans...........................     $   82.0          $  152.3
  Percentage of total volume................          5.4%             28.2%
                                                 --------          --------
                                                 $1,506.4          $  540.6
                                                 ========          ========
Fixed Rate Loans:
  Volume of loans...........................     $1,022.2          $  142.9
  Percentage of total volume................         67.9%             26.4%
Adjustable Rate Loans:
  Volume of loans...........................     $  484.2          $  397.7
  Percentage of total volume................         32.1%             73.6%
                                                 --------          --------
                                                 $1,506.4          $  540.6
                                                 ========          ========
Average Loan Size...........................     $128,239          $143,017

  The credit quality of the loans purchased by ICIFC varies depending upon the specific program under which such loans are purchased. For example, a principal credit risk inherent in adjustable-rate mortgage loans is the potential "payment shock" experienced by the borrower as rates rise, which could result in increased delinquencies and credit losses. In the case of negative amortization mortgage loans, a portion of the interest due accrues to the underlying principal balance of the loan, thereby increasing the loan-to-value ratio of the mortgage loans. As a general rule, mortgage loans with higher loan-to-value ratios are vulnerable to higher delinquency rates given the borrower's lower equity investment in the underlying property. Limited documentation mortgage loans, by contrast, must meet lower loan-to-value ratios and more rigorous criteria for borrower credit quality in order to compensate for the reduced level of lender review with respect to the borrower's earnings history and capacity.

  ICIFC's loan purchase activities have and are expected in the future to continue to focus on those regions of the country where higher volumes of non-conforming mortgage loans are originated. The highest concentration of non-conforming mortgage loans purchased by ICIFC relates to properties located in California because of the generally higher property values and mortgage loan balances prevalent there. In addition, of the $1.5 billion in loans acquired during the year ended December 31, 1996, $930.5 million (or 60.3%) were acquired from ICIFC's top ten sellers, including ICII by volume of sales. ICII accounted for more than 10% of the total mortgage loans acquired by ICIFC during the year ended December 31, 1996. No seller other than ICII or Walsh Securities, Inc. is an affiliate of the Company. See "Item 13. Certain Relationships and Certain Transactions."

  The following table sets forth the geographic distribution of ICIFC's mortgage loan acquisitions, excluding net premiums.

                                                                  PERIOD FROM
                                                               NOVEMBER 20, 1995
                                               YEAR ENDED           THROUGH
                                           DECEMBER  31, 1996  DECEMBER 31, 1995
                                           ------------------- -----------------
                                            DOLLAR  PERCENTAGE DOLLAR PERCENTAGE
                                            AMOUNT   OF TOTAL  AMOUNT  OF TOTAL
                                           -------- ---------- ------ ----------
                                                   (DOLLARS IN MILLIONS)
California................................ $  699.4    46.4%   $370.6    68.5%
Florida...................................    157.7    10.5      20.7     3.8
New Jersey................................    123.3     8.2      22.1     4.1
New York..................................     59.6     4.0       5.7     1.0
Washington................................     46.7     3.1      23.3     4.3
Illinois..................................     32.1     2.1       2.1     0.4
Oregon....................................     29.8     2.0      18.9     3.5
Nevada....................................     28.9     1.9       4.5     0.8
Utah......................................     28.7     1.9       5.4     1.0
Massachusetts.............................     28.2     1.9       1.4     0.3
Hawaii....................................     27.3     1.8       4.4     0.8
Colorado..................................     26.8     1.8      23.6     4.4
Maryland..................................     23.0     1.5       7.4     1.4
Texas.....................................     21.5     1.4       1.5     0.3
North Carolina............................     20.9     1.4       2.4     0.4
Georgia...................................     19.3     1.3       2.1     0.4
Virginia..................................     19.2     1.3       2.0     0.4
Arizona...................................     18.7     1.2       5.9     1.1
Pennsylvania..............................     15.1     1.0       3.7     0.7
Other ....................................     80.2     5.3      12.9     2.4
                                           --------   -----    ------   -----
                                           $1,506.4   100.0%   $540.6   100.0%
                                           ========   =====    ======   =====

  To date, a portion of the loans purchased by ICIFC comprise "B" and "C" grade residential mortgage loans, as defined by the Company. For the year ended December 31, 1996, such loans accounted for 12.1% of ICIFC's total loan acquisitions. In general, "B" and "C" grade loans are residential mortgage loans made to borrowers with lower credit ratings than borrowers of higher quality, or so called "A" grade mortgage loans, and are normally subject to higher rates of loss and delinquency than the other non-conforming loans purchased by ICIFC. As a result, "B" and "C" grade loans normally bear a higher rate of interest, and are typically subject to higher fees (including greater prepayment fees and late payment penalties), than non-conforming loans of "A" quality. In general, greater emphasis is placed upon the value of the mortgaged property and, consequently, the quality of appraisals thereof, and less upon the credit history of the borrower in underwriting "B" and "C" grade mortgage loans than in underwriting "A" grade loans. In addition, "B" and "C" grade loans are generally subject to lower loan-to-value ratios than "A" grade loans. Under ICIFC's "B" and "C" mortgage loan program, underwriting authority is delegated only to correspondents who meet those strict underwriting guidelines established by ICIFC. See "--Underwriting and Quality Control."

  ICIFC generally purchases its loans on a "servicing-released" basis, particularly in the case of "B" and "C" grade loans due to its belief that control over the servicing and collection functions with respect to such loans is important to the realization of a satisfactory return thereon. To the extent ICIFC finances the acquisition of such loans with the warehouse line from IWLG, ICIFC pledges such loans and the related servicing rights to IWLG as collateral. As a result, IWLG has an absolute right to control the servicing of such loans (including the right to collect payments on the underlying mortgage loans) and to foreclose upon the underlying real property in the case of default. Typically, IWLG delegates its right to service the mortgage loans securing the warehouse line to ICIFC. In connection therewith, ICIFC has contracted with third party sub-servicers to perform the function of servicing for ICIFC. ICIFC believes that the selection of third party sub-servicers was more effective than establishing a servicing department within the Company. However, part of ICIFC's responsibility is to continually monitor the performance of the sub-servicers through monthly performance reviews and site visits. Depending on these sub-servicer reviews, the Company may in the future form a separate collection group to assist the sub-servicer in the servicing of these loans. See "--Servicing and Master Servicing."

  In connection with the securitization of "B" and "C" grade loans, the levels of subordination required as credit enhancement for the more senior classes of securities issued in connection therewith are higher than those with respect to its "A" grade non-conforming loans. Similarly, in connection with the securitization of mortgage loans secured by second liens, the levels of subordination required as credit enhancement for the more senior classes of securities issued in connection therewith are higher than those with respect to its mortgage loans secured by first liens. Thus, to the extent that the Company retains any of the subordinated securities created in connection with such securitizations and losses with respect to such pools of "B" and "C" grade loans or mortgage loans secured by second liens are higher than expected, the Company's future earnings could be adversely affected.

  Seller Eligibility Requirements. The mortgage loans acquired by the Conduit Operations are originated by various sellers, including savings and loan associations, banks, mortgage bankers and other mortgage brokers. Sellers are required to meet certain regulatory, financial, insurance and performance requirements established by ICIFC before they are eligible to participate in its mortgage loan purchase program, and must submit to periodic reviews by ICIFC to ensure continued compliance with these requirements. ICIFC's current criteria for seller participation generally include a minimum tangible net worth requirement ($300,000 in its non-delegated program, $500,000, when restricting loan amounts to conforming limits, and $1.5 million in its partially delegated program and at least $5 million in its fully delegated program, as described below), approval as a FNMA or FHLMC Seller/Servicer in good standing and a HUD-approved mortgagee in good standing or a financial institution that is insured by the FDIC or comparable federal or state agency, and that the seller is examined by a federal or state authority. In addition, sellers are required to have comprehensive loan origination quality control procedures. In connection with its qualification, each seller enters into an agreement that generally provides for recourse by ICIFC against the seller in the event of a breach of representations or warranties made by the seller with respect to mortgage loans sold to ICIFC, any fraud or misrepresentation during the mortgage loan origination process, and upon early payment default on such loans. As of December 31, 1996, 146 sellers had been approved by ICIFC as being eligible to participate in the Conduit Operations.

 PURCHASE COMMITMENT PROCESS AND PRICING

  Master Commitments. As part of its marketing strategy, ICIFC has established mortgage loan purchase commitments ("Master Commitments") with sellers that, subject to certain conditions, entitle the seller to sell and obligate ICIFC to purchase a specified dollar amount of non-conforming mortgage loans over a period generally ranging from six months to one year. The terms of each Master Commitment specify whether a seller may sell loans to ICIFC on a mandatory, best efforts or optional basis, or a combination thereof. Master Commitments do not generally obligate ICIFC to purchase loans at a specific price, but rather provide the seller with a future outlet for the sale of its originated loans based on ICIFC's quoted prices at the time of purchase. Master Commitments specify the types of mortgage loans the seller is entitled to sell to ICIFC and generally range from $2 million to $50 million in aggregate committed principal amount. The provisions of ICIFC's Seller/Servicer Guide are incorporated in each of the Conduit Operations' Master Commitments and may be modified by negotiations between the parties. In addition, there are individualized Master Commitment options available to sellers, which include alternative pricing structures or specialized loan products. In order to obtain a Master Commitment, a seller may be asked to pay a non-refundable up front or non-delivery fee, or both, to the Company. As of December 31, 1996, ICIFC had outstanding Master Commitments with 68 sellers to purchase mortgage loans in the aggregate principal amount of $826.5 million over periods generally ranging from six months to one year, of which $304.9 million had been purchased or committed to be purchased pursuant to rate-locks (as defined below).

  Sellers who have entered into the aforementioned Master Commitments may sell mortgage loans to the Conduit Operations by executing individual, bulk or other rate-locks (each, a "rate-lock"). Each rate-lock, in conjunction with the related Master Commitment, specifies the terms of the related sale, including the quantity and price of the mortgage loans or the formula by which the price will be determined, the rate-lock type and the delivery requirements. Historically, the up front fee paid by a seller to ICIFC to obtain a Master Commitment on a mandatory delivery basis is often refunded pro rata as the seller delivers loans pursuant to rate-locks. Any remaining fee after the Master Commitment expires is retained by the Conduit Operations.

  Following the issuance of a specific rate-lock, ICIFC is subject to the risk of interest rate fluctuations and enters into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgage loans or mortgage-backed securities, interest rate caps, floors and swaps, mandatory forward sales, mandatory or optional sales of futures and other financial futures transactions. The nature and quantity of hedging transactions are determined by the management of ICIFC based on various factors, including market conditions and the expected volume of mortgage loan purchases. Gains and losses on hedging transactions are recorded as incurred.

  Bulk and Other Rate-Locks. ICIFC also acquires mortgage loans from sellers that are not purchased pursuant to Master Commitments. These purchases may be made on a bulk or individual rate-lock basis. Bulk rate-locks obligate the seller to sell and ICIFC to purchase a specific group of loans, generally ranging from $1 million to $125 million in aggregate committed principal amount, at set prices on specific dates. Bulk rate-locks enable ICIFC to acquire substantial quantities of loans on a more immediate basis. The specific pricing, delivery and program requirements of these purchases are determined by negotiation between the parties but are generally in accordance with the provisions of ICIFC's Seller/Servicer Guide. Due to the active presence of investment banks and other substantial investors in this area, bulk pricing is extremely competitive. Loans are also purchased from individual sellers (typically smaller originators of mortgage loans) who do not wish to sell pursuant to either a Master Commitment or bulk rate-lock. The terms of these individual purchases are based primarily on ICIFC's Seller/Servicer Guide and standard pricing provisions, and are offered on a mandatory basis.

  Mandatory, Best Efforts and Optional Rate-Locks. Mandatory rate-locks require the seller to deliver a specified quantity of loans to ICIFC over a specified period of time regardless of whether the loans are actually originated by the seller or whether circumstances beyond the seller's control prevent delivery. ICIFC is required to purchase all loans covered by the rate-lock at prices established at the time of rate-lock. If the seller is unable to deliver the specified loans, it may instead deliver comparable loans approved by ICIFC within the specified delivery time. Failure to deliver the specified mortgage loans or acceptable substitute loans under a mandatory rate-lock obligates the seller to pay ICIFC a penalty, and, if ICIFC's mortgage loan yield requirements have declined, the present value of the difference in yield ICIFC would have obtained on the mortgage loans that the seller agreed to deliver and the yield available on similar mortgage loans subject to mandatory rate-lock issued at the time of such failure to deliver. In contrast, mortgage loans sold on a best efforts basis must be delivered to ICIFC only if they are actually originated by the seller. The best efforts rate-lock provides sellers with an effective way to sell loans during the origination process without any penalty for failure to deliver. Optional rate-locks gives the seller the option to deliver mortgage loans to ICIFC at a fixed price on a future date and requires the payment of up front fees to ICIFC. Any up front fees paid in connection with best efforts and optional rate-locks are retained by ICIFC whether or not the loans are delivered.

  Pricing. ICIFC sets purchase prices at least once every business day for mortgage loans it acquires for its Conduit Operations based on prevailing market conditions. Different prices are established for the various types of loans, rate-lock periods and types of rate-locks (mandatory, best efforts or optional). ICIFC's standard pricing is based on the anticipated price it receives upon sale or securitization of the loans, the anticipated interest spread realized during the accumulation period, the targeted profit margin and the anticipated issuance, credit enhancement and ongoing administrative costs associated with such sale or securitization. The credit enhancement cost component of ICIFC's pricing is established for individual mortgage loans or pools of mortgage loans based upon the characteristics of such loan or loan pool. As the characteristics of the loan or loan pool vary, this cost component is correspondingly adjusted upward or downward to reflect the variation. ICIFC's adjustments are reviewed periodically by management to reflect changes in the costs of credit enhancement. Adjustments to ICIFC's standard pricing may also be negotiated on an individual basis under Master Commitments or bulk or individual rate-locks with sellers. See "-- Securitization and Sale Process."

 UNDERWRITING AND QUALITY CONTROL

  Purchase Guidelines. ICIFC has developed comprehensive purchase guidelines for the acquisition of mortgage loans by the Conduit Operations. Subject to certain exceptions, each loan purchased must conform to the loan eligibility requirements specified in ICIFC's Seller/Servicer Guide with respect to, among other things, loan amount, type of property, loan-to-value ratio, type and amount of insurance, credit history of the borrower, income ratios, sources of funds, appraisals and loan documentation. ICIFC also performs a legal documentation review prior to the purchase of any mortgage loan. ICIFC either delegates the underwriting function to its correspondents or performs the function itself. Additionally, for mortgage loans that are underwritten by contract underwriters (as explained below), ICIFC does not perform a full underwriting review prior to purchase, but instead relies on the credit review and analysis performed by the contract underwriter, as well as its own pre-purchase eligibility process to ensure that the loan meets the program acceptance guidelines and a post-purchase quality control review.

  Underwriting Methods. ICIFC has established a delegated underwriting program, which is similar in concept to the delegated underwriting programs established by FNMA and FHLMC. Under this program, qualified sellers are required to underwrite loans in compliance with ICIFC's underwriting guidelines as set forth in ICIFC's Seller/Servicer Guide or an individual Master Commitment. In order to determine a sellers eligibility to perform under its delegated underwriting program, an internal loan committee review is undertaken by ICIFC. In connection with its approval, the seller must represent and warrant to ICIFC that all mortgage loans sold to ICIFC will comply with ICIFC's underwriting guidelines. The current financial, historical loan quality and other criteria for seller participation in this program generally include a minimum net worth requirement and verification of the seller's good standing with FNMA and FHLMC. As of December 31, 1996, 85 correspondents had qualified by ICIFC for participation in the delegated underwriting program.

  The delegated underwriting program consists of four separate subprograms. ICIFC's principal delegated underwriting subprogram is a fully delegated program designed for loan sellers that meet higher financial and performance criteria than those applicable to sellers generally. Generally, qualifying sellers have delegated underwriting authority for all mortgage products under this subprogram, except for "B" and "C" grade loans. The second subprogram is a partially delegated program pursuant to which sellers only have delegated underwriting authority to a maximum loan amount of $500,000. The third subprogram is also a partially delegated program with underwriting authority to FNMA/FHLMC limits. The fourth subprogram is for sellers with tangible net worth of $300,000 in which sellers are under ICIFC's non-delegated underwriting program.

  Mortgage loans acquired under ICIFC's non-delegated underwriting program are either fully underwritten by ICIFC's underwriting staff or involve the use of contract underwriters. ICIFC has contracted with several national mortgage insurance firms that conduct contract underwriting for mortgage loan acquisitions by ICIFC. Under these contracts, ICIFC relies on the credit review and analysis of the contract underwriter, as well as its own pre-purchase eligibility review to ensure that the loan meets program acceptance, its own follow-up quality control procedures and the representations and warranties of the contract underwriter.

  Loans that are not acquired under either delegated or contract underwriter methods are fully underwritten by ICIFC's underwriting staff. In such cases, ICIFC performs a full credit review and analysis to ensure compliance with its loan eligibility requirements. This review specifically includes, among other things, an analysis of the underlying property and associated appraisal and an examination of the credit, employment and income history of the borrower. Under all of these methods, loans are purchased only after completion of a legal documentation and eligibility criteria review.

  Although the delegated underwriting program could be deemed to present inherently greater risks due to the lower level of individual loan review, the Company believes that this risk is mitigated by the higher net worth requirements applicable to loan sellers eligible for the delegated underwriting program and ICIFC's eligibility control prior to purchase, thereby enhancing the financial support for the representations and warranties made by such sellers. ICIFC also relies on such sellers' experience and demonstrated performance with the government-sponsored entities referred to above with respect to the delegated underwriting program.

  Under all of ICIFC's underwriting methods, loan documentation requirements for verifying the borrowers' income and assets vary according to loan-to-value ratios and other factors. This variation is necessary to be competitive and responsive to the needs of the non-conforming mortgage loan sellers. Generally, as the standards for required documentation are lowered, borrowers' down payment requirements are increased and the required loan-to-value ratios are decreased. These types of loans with less documentation are reviewed on a risk analysis underwriting basis, similar to the underwriting analysis utilized by mortgage insurance companies. Reduced documentation loans require the borrower to have a stronger credit history and larger cash reserves to show a savings pattern history, and the appraisal of the property is validated by either an enhanced desk or field review. Within the underwriting philosophy of the ICIFC guidelines, the underwriters utilize a risk analysis approach to determine the borrower's ability and willingness to repay the debt and to determine if the property taken as security has sufficient value to recover the debt in the event that the loan defaults. Each loan is reviewed for compensating factors (i.e., credit reports, sufficient assets, appraisal, job stability, savings pattern), and overall compensating factors are reviewed to fully analyze the risk. Full documentation is requested if it is the judgment of the underwriter that the compensating factors are insufficient for loan approval.

  Quality Control. Ongoing quality control reviews are conducted by ICIFC to ensure that the mortgage loans purchased meet its quality standards. The type and extent of the quality control review depend on the nature of seller and the characteristics of the loans. Loans acquired under the delegated underwriting program are reviewed in accordance with the quality control procedures described above. ICIFC reviews on a post-purchase basis a portion of all loans submitted with delegated underwriting to determine that the loans were purchased in compliance with the guidelines set forth by ICIFC. ICIFC reviews a higher portion of certain categories of mortgage loans, such as loans with reduced documentation, loans with higher loan-to-value ratios (above 80%) and cash out refinances. In performing a quality control review on a loan, ICIFC analyzes the underlying property appraisal and examines the credit and income history of the borrower. In addition, all documents submitted in connection with the purchase of the loans, including insurance policies, title policies, deeds of trust or mortgages and promissory notes, are examined for compliance with ICIFC's guidelines and to ensure compliance to state and federal regulations.

 SECURITIZATION AND SALE PROCESS

  General. The Conduit Operations primarily uses a warehouse line of credit from IWLG and equity to finance the acquisition of mortgage loans from correspondents. When a sufficient volume of mortgage loans with similar characteristics has been accumulated, generally $100 million to $350 million, ICIFC will securitize them through the issuance of mortgage-backed securities in the form of a REMIC or resell them in bulk whole loan sales. The period between the time ICIFC commits to purchase a mortgage loan and the time it sells or securitizes such mortgage loan generally ranges from 10 to 90 days, depending on certain factors, including the length of the purchase commitment period, the loan volume by product type and the securitization process.

  Any decision by ICIFC to form REMICs or to sell the loans in bulk is influenced by a variety of factors. REMIC transactions are generally accounted for as sales of the mortgage loans and can eliminate or minimize any long-term residual investment in such loans. REMIC securities consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominantly senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the mortgage loans (including, in some instances, reinvestment income) over the amounts required to be distributed to the regular interests. In some cases, the regular interests may be structured so that there is no significant residual cash flow, thereby allowing ICIFC to sell its entire interest in the mortgage loans. As a result, in some cases, all of the capital originally invested in the mortgage loans by the Company is redeployed in the Conduit Operations.

  As part of its operations, ICIFC may retain regular and residual interests on a short-term or long-term basis. In the year ended December 31, 1996, ICIFC issued $835.2 million in REMIC securities backed by $850.3 million of principal balance mortgage loans. The following table sets forth the REMIC securities issued by the Conduit Operations for the year ended December 31, 1996:

                                                                        ISSUANCE
                      ISSUE DATE                       ISSUANCE NAME     AMOUNT
                      ----------                       -------------    --------
   February 28, 1996............................... Bear Stearns 1996-1  $171.9
   June 28, 1996................................... Bear Stearns 1996-3  $213.0
   September 30, 1996.............................. Bear Stearns 1996-4  $261.0
   December 20, 1996............................... Bear Stearns 1996-9  $189.3

  Credit Enhancement. REMICs created by the Conduit Operations are structured so that one or more of the classes of such securities are rated investment grade by at least one nationally recognized rating agency. In contrast to Agency Certificates in which the principal and interest payments are guaranteed by the U.S. government or an agency thereof, securities created by the Conduit Operations do not benefit from any such guarantee. The ratings for the Conduit Operations' REMICs are based upon the perceived credit risk by the applicable rating agency of the underlying mortgage loans, the structure of the securities, and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on mortgage loans as required by law or a bankruptcy court.

  The Conduit Operations can utilize multiple forms of credit enhancement, including special hazard insurance, private mortgage pool insurance reserve funds, letters of credit, surety bonds, over-collateralization and subordination or any combination thereof. In determining whether to provide credit enhancement through subordination or other credit enhancement methods, the Conduit Operations takes into consideration the costs associated with each method.

  Each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series, and the recourse of investors is limited to such assets and any associated credit enhancement features, such as senior/subordinated structures. To the extent the Company holds subordinated securities, the Company generally bears all losses prior to the related senior security holders. Generally, any losses in excess of the credit enhancement obtained are borne by the security holders. Except in the case of a breach of the standard representations and warranties made by the Company when mortgage loans are securitized, such securities are non-recourse to the Company. Typically, the Company has recourse to the sellers of loans for any such breaches, but there are no assurance of the sellers' abilities to honor their respective obligations.

  Ratings of mortgage-backed securities are based primarily upon the characteristics of the pool of underlying mortgage loans and associated credit enhancement. A decline in the credit quality of such pools (including delinquencies and/or credit losses above initial expectations), or of any third party credit enhancer, or adverse developments in general economic trends affecting real estate values or the mortgage industry, could result in downgrades of such ratings.

WAREHOUSE LENDING OPERATIONS

  The Company's third line of business is its Warehouse Lending Operations. Such operations primarily consist of warehouse lending for approved mortgage banks acting as correspondents of ICIFC and other mortgage banks. Generally, the non-conforming mortgage loans funded with such warehouse lines of credit are acquired by ICIFC. Warehouse lending facilities provide warehouse and repurchase financing for mortgage loans from the time of closing the loan to the time of its sale or other settlement with the pre-approved investor. IWLG's warehouse lines are non-recourse and IWLG can only look to the sale or liquidation of the mortgage loans as a source of repayment. Any claim of IWLG as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Borrowings under the warehouse facilities are presented on the Company's balance sheets as finance receivables.

  IWLG provides a $600 million warehouse line to ICIFC. The ICIFC warehouse line balance outstanding on IWLG's balance sheet is structured to qualify under the REIT asset tests and to generate income qualifying under the 75% gross income test. The terms of the warehouse line are based on Bank of America's prime rate with advance rates between 90% and 98% of the fair value of the mortgage loans outstanding. The terms of IWLG's other warehouse lines of credit, including the amount, are determined based upon the financial strength, historical performance and other qualifications of the borrower. See "--Long-Term Investment Operations--Financing--Reverse Repurchase Agreements."

  At December 31, 1996, IWLG had $657.6 million of warehouse lines of credit available to 17 borrowers, of which $362.3 million was outstanding thereunder, including $327.4 million outstanding to ICIFC. IWLG finances its Warehouse Lending Operations through reverse repurchase agreements and equity. At December 31, 1996, IWLG had entered into repurchase facilities with two investment banks.

HEDGING

  The Company conducts certain hedging activities in connection with both its Long-Term Investment Operations and its Conduit Operations.

  Long-Term Investment Operations. To the extent consistent with IMH's election to qualify as a REIT, the Company follows a hedging program intended to protect against interest rate changes and to enable the Company to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, the Company's hedging program is formulated with the intent to offset the potential adverse effects resulting from (1) interest rate adjustment limitations on its mortgage loans and securities backed by mortgage loans and

(2) the differences between the interest rate adjustment indices and interest rate adjustment periods of its adjustable rate mortgage loans and mortgage-backed securities secured by such loans and related borrowings. As part of its hedging program, the Company also monitors on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments.

  The Company's hedging program encompasses a number of procedures. First, the Company structures its commitments to purchase mortgage loans so that the mortgage loans purchased will have interest rate adjustment indices and adjustment periods that, on an aggregate basis, correspond as closely as practicable to the interest rate adjustment indices and interest rate adjustment periods of the anticipated financing source. In addition, the Company structures its borrowing agreements to have a range of different maturities (although substantially all have maturities of less than one year). As a result, the Company adjusts the average maturity of its borrowings on an ongoing basis by changing the mix of maturities as borrowings come due and are renewed. In this way, the Company minimizes any differences between interest rate adjustment periods of mortgage loans and related borrowings that may occur due to prepayments of mortgage loans or other factors.

  The Company may from time-to-time purchase interest rate caps to limit or partially offset adverse changes in interest rates associated with its borrowings. In a typical interest rate cap agreement, the cap purchaser makes an initial lump sum cash payment to the cap seller in exchange for the seller's promise to make cash payments to the purchaser on fixed dates during the contract term if prevailing interest rates exceed the rate specified in the contract. In this way, the Company generally hedges as much of the interest rate risk arising from lifetime rate caps on its mortgage loans and from periodic rate and/or payment caps as the Company determines is in the best interests of the Company, given the cost of such hedging transactions and the need to maintain IMH's status as a REIT. Such periodic caps on the Company's mortgage loans may also be hedged by the purchase of mortgage derivative securities. Mortgage derivative securities can be effective hedging instruments in certain situations as the value and yields of some of these instruments tend to increase as interest rates rise and tend to decrease in value and yields as interest rates decline, while the experience for others is the converse. The Company intends to limit its purchases of mortgage derivative securities to investments that qualify as Qualified REIT Assets or Qualified Hedges so that income from such investments will constitute qualifying income for purposes of the 95% and 75% gross income tests. To a lesser extent, the Company, through its Conduit Operations, may enter into interest rate swap agreements, buy and sell financial futures contracts and options on financial futures contracts and trade forward contracts as a hedge against future interest rate changes; however, the Company will not invest in these instruments unless the Company and the Manager are exempt from the registration requirements of the Commodity Exchange Act or otherwise comply with the provisions of that Act. The REIT provisions of the Code may restrict the Company's ability to purchase certain instruments and may severely restrict the Company's ability to employ other strategies. In all its hedging transactions, the Company intends to deal only with counterparties that the Company believes are sound credit risks. During the years ended December 31, 1996 and 1995, the Company had not purchased any interest rate caps, swaps or other hedging instruments.

  Conduit Operations. In conducting its Conduit Operations, ICIFC is subject to the risk of rising mortgage interest rates between the time it commits to purchase mortgage loans at a fixed price and the time it sells or securitizes those mortgage loans. To mitigate this risk, ICIFC enters into transactions designed to hedge interest rate risks, which may include mandatory and optional forward selling of mortgage loans or mortgage-backed securities, interest rate caps, floors and swaps, and buying and selling of futures and options on futures. The nature and quantity of these hedging transactions are determined by the management of ICIFC based on various factors, including market conditions and the expected volume of mortgage loan purchases.

  Costs and Limitations. The Company has implemented a hedging program designed to provide a level of protection against interest rate risks. However, an effective hedging strategy is complex, and no hedging strategy can completely insulate the Company from interest rate risks. Moreover, as noted above, certain of the federal income tax requirements that IMH must satisfy to qualify as a REIT limit the Company's ability to fully hedge its interest rate risks. The Company monitors carefully, and may have to limit, its hedging strategies to assure that it does not realize excessive hedging income or hold hedging assets having excess value in relation to total assets, which would result in IMH's disqualification as a REIT or, in the case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code, provided such failure was for reasonable cause.

  In addition, hedging involves transaction and other costs, and such costs increase dramatically as the period covered by the hedging protection increases and also increase in periods of rising and fluctuating interest rates. Therefore, the Company may be prevented from effectively hedging its interest rate risks without significantly reducing the Company's return on equity.

SERVICING AND MASTER SERVICING

  ICIFC currently acquires substantially all of its mortgage loans on a "servicing-released" basis and thereby acquires the servicing rights. ICIFC subcontracts all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Company's guidelines. Servicing fees generally range from 0.250% to 0.500% per annum on the declining principal balances of the loans serviced.

  The following table sets forth certain information regarding ICIFC's servicing portfolio of loans for the periods shown.

                                                                  PERIOD FROM
                                                               NOVEMBER 20, 1995
                                                YEAR ENDED          THROUGH
                                             DECEMBER 31, 1996 DECEMBER 31, 1995
                                             ----------------- -----------------
                                                        (IN MILLIONS)
Beginning servicing portfolio..............      $  512.1          $    -- (1)
Loans added to the servicing portfolio.....       1,506.4             540.6
Loans sold servicing released and principal
 paydowns (2)..............................        (468.4)            (28.5)
                                                 --------          --------
Ending servicing portfolio.................      $1,550.1          $  512.1
                                                 ========          ========
Number of loans serviced...................        11,996             3,533
Average loan size..........................      $129,220          $144,955

--------
(1) Pursuant to the Contribution Transaction, ICII retained ICIFC's servicing portfolio at November 20, 1995.

(2)Includes normal principal amortization and prepayments.

  In the future, ICIFC expects to offer its sellers of mortgage loans the right to retain servicing. However, in connection with its warehouse line from IWLG, any such servicers of the mortgage loans would have to be approved by IWLG. In the case of servicing retained mortgage loans, the Company will enter into agreements (the "Servicing Agreements") with the sellers of mortgage loans to service the mortgage loans they sell to the Company. Each Servicing Agreement will require the servicer to service the Company's mortgage loans in a manner generally consistent with FNMA and FHLMC guidelines and procedures and with any servicing guidelines promulgated by the Company. Each servicer will collect and remit principal and interest payments, administer mortgage escrow accounts, submit and pursue insurance claims and initiate and supervise foreclosure proceedings on the mortgage loans so serviced. Each servicer will also provide accounting and reporting services required by the Company for such loans. The servicer will be required to follow such collection procedures as are customary in the industry. The servicer may, at its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies, provided primary mortgage insurance coverage is not adversely affected. Each Servicing Agreement will provide that the servicer may not assign any of its obligations with respect to the mortgage loans serviced for the Company, except with the Company's consent.

  Each servicer will be required to pay all expenses related to the performance of its duties under its Servicing Agreement. The servicer will be required to make advances of principal and interest, taxes and required insurance premiums that are not collected from borrowers with respect to any mortgage loan, only if the servicer determines that such advances are recoverable from the mortgagor, insurance proceeds or other sources with respect to such mortgage loan. If such advances are made, the servicer generally will be reimbursed prior to the Company receiving the remaining proceeds. The servicer also will be entitled to reimbursement by the Company for expenses incurred by it in connection with the liquidation of defaulted mortgage loans and in connection with the restoration of mortgaged property. If claims are not made or paid under applicable insurance policies or if coverage thereunder has ceased, the Company suffers a loss to the extent that the proceeds from liquidation of the mortgaged property, after reimbursement of the servicer's expenses in the sale, are less than the principal balance of the related mortgage loan. The servicer will be responsible to the Company for any loss suffered as a result of the servicer's failure to make and pursue timely claims or as a result of actions taken or omissions made by the servicer which cause the policies to be canceled by the insurer. Each servicer will be required to represent and warrant that the mortgage loans it services comply with any loan servicing guidelines promulgated by the Company and agree to repurchase, at the request of the Company, any mortgage loan it services in the event that the servicer fails to make such representations or warranties or any such representation or warranty is untrue. The Company may terminate a Servicing Agreement with any servicer upon the happening of one or more of the events specified in the Servicing Agreement. Such events relate generally to the servicer's proper and timely performance of its duties and obligations under the Servicing Agreement and the servicer's financial stability. In addition, the Company will have the right to terminate any Servicing Agreement without cause upon 30 days' notice and upon payment of a termination fee that is competitive with that which is obtainable generally in the industry. The termination fee will be based on the aggregate outstanding principal amount of the loans then serviced under the agreement. With respect to mortgage loans that support CMOs or other mortgage-backed securities, the Company may not be able to terminate a servicer without the approval of the trustee or bond insurer for such securities.

  As is customary in the mortgage loan servicing industry, servicers will be entitled to retain any late payment charges, penalties and assumption fees collected in connection with the mortgage loans. The servicers will receive any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance impound funds. The servicer will generally be required to remit to the Company no later than the 18th day of each month all principal and interest due from borrowers on the first day of such month.

  The Company expects from time to time to retain master servicing fees receivable. See"--Servicing and Master Servicing." Master servicing fees receivable have characteristics similar to "interest-only" securities; accordingly, they have many of the same risks inherent in "interest-only" securities, including the risk that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. Master servicing fees receivable represent the present value of the difference between the interest rate on mortgage loans purchased by the Conduit Operations and the interest rate received by investors who purchase the securities backed by such loans, in excess of the normal loan servicing fees charged by either (1) the Conduit Operations on loans acquired "servicing released" or (2) correspondents who sold loans to the Conduit Operations with the "servicing retained" (the "Excess Servicing Fees"). At December 31, 1996 and 1995, the Company had no master servicing fees receivable.

  To the extent that servicing fees on a mortgage loan exceed a "normal" servicing fee (typically ranging from 0.250% to 0.500% per annum of the mortgage loan principal amount), the Conduit Operations will generate master servicing fees receivable as an asset that represents an estimated present value of those excess fees assuming a certain prepayment rate on the mortgage loan. In determining present value of future cash flows, the Conduit Operations will use a market discount rate. Prepayment assumptions will be based on recent evaluations of the actual prepayments of the Conduit Operations' servicing portfolio or on market prepayment rates on new portfolios on which the Conduit Operations has no experience and the interest rate environment at the time the master servicing fees receivable are created. There can be no assurance of the accuracy of management's prepayment estimates. If actual prepayments with respect to sold mortgage loans occur more quickly than was projected at the time such mortgage loans were sold, the carrying value of the master servicing fees receivable may have to be written down through a charge to earnings in the period of adjustment. If actual prepayments with respect to sold mortgage loans occur more slowly than estimated, the carrying value of master servicing fees receivable on the Company's statement of financial condition would not increase, although total income would exceed previously estimated amounts.

  Management of the Company believes that, depending upon the level of interest rates from time to time, investments in current coupon master servicing fees receivable may be prudent, and if interest rates rise, these investments will mitigate declines in income that may occur in the Conduit Operations. ICIFC intends to hold the master servicing fees receivable for investment. Currently the secondary market for master servicing fees receivable is limited. Accordingly, if ICIFC had to sell these receivables, the value received may or may not be at or above the values at which ICIFC carried them on its balance sheet.

  When the Conduit Operations purchases loans which include the associated servicing rights, the allocated price paid for the servicing rights is reflected on its financial statements as Mortgage Servicing Rights (MSRs). MSRs differ from master servicing fees receivable primarily by the required amount of servicing to be performed, the loss exposure to the owner of the instrument and the financial liquidity of the instrument. In contrast to MSRs, where the owner of the instrument acts as the servicer, master servicing fees receivable do not require the owner of the instrument to service the underlying mortgage loan. In addition, master servicing fees receivable subject their owners to greater loss exposure from delinquencies or foreclosure on the underlying mortgage loans than MSRs because a master servicer stands behind the servicer (or sub-servicer) and potentially the owner of the mortgage loan in priority of payment. Both MSRs and master servicing fees receivable are purchased and sold in the secondary markets. However, MSRs are generally more liquid and can be sold at less of a discount as compared to master servicing fees receivable. At December 31, 1996 and 1995, ICIFC had $8.8 million and none, respectively, of MSRs.

  ICIFC generally performs the function of master servicer with respect to mortgage loans it sells or securitizes. The master servicer's function includes collecting loan payments from servicers of loans and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or loans master serviced. In addition, as master servicer, ICIFC monitors compliance with its servicing guidelines and is required to perform, or to contract with a third party to perform, all obligations not adequately performed by any servicer. A master servicer typically employs servicers to carry out servicing functions. Servicers typically perform servicing functions for the master servicer as independent contractors. ICIFC is the master servicer for $850.3 million of loans collateralizing fixed rate REMIC securities and $567.0 million of loans collateralizing CMOs issued in 1996. In addition, ICIFC acts as the servicer for all such loans and all other loans acquired by the Long-Term Investment Operations. With respect to its function as a servicer for loans owned by IMH, ICIFC and IMH have entered into a Servicing Agreement effective on November 20, 1995 having terms substantially similar to those described above for servicing agreements.

  The following table shows ICIFC's delinquency statistics for its servicing portfolio at the dates presented.

                                           AT DECEMBER 31,     AT DECEMBER 31,
                                                1996                1995
                                         ------------------- -------------------
                                                     % OF                % OF
                                         NUMBER OF SERVICING NUMBER OF SERVICING
                                           LOANS   PORTFOLIO   LOANS   PORTFOLIO
                                         --------- --------- --------- ---------
Loans delinquent for:
  30-59 days............................    587      4.89%       26      0.74%
  60-89 days............................    118      0.98        --        --
  90 days+..............................      3      0.03        --        --
                                            ---      ----       ---      ----
                                            708      5.90        26      0.74
Foreclosures pending....................    180      1.50        --        --
Bankruptcies pending....................     55      0.46        --        --
                                            ---      ----       ---      ----
    Total delinquencies, foreclosures
     and bankruptcies...................    943      7.86%       26      0.74%
                                            ===      ====       ===      ====

  As of December 31, 1995, mortgages acquired by the Company since the Contribution Transaction were not outstanding for any periods commencing earlier than November 20, 1995. Consequently, the Company's delinquencies at December 31, 1995 were minimal. However, over the course of 1996, loans acquired by the Company in 1995 and 1996 have subsequently been securitized and sold with servicing rights retained. Therefore, the mortgage loans currently in the servicing portfolio have been seasoned leading to increased delinquencies.

  During periods of declining interest rates, prepayments of mortgage loans increase as homeowners look to refinance at lower rates, resulting in a decrease in the value of the Company's mortgage servicing rights. Mortgage loans with higher interest rates are more likely to result in prepayments. The following table sets forth certain information regarding the number of and aggregate principal balance of the mortgage loans, net of premium, serviced by ICIFC, including both fixed and adjustable rate loans, at various mortgage interest rates.

                               AT DECEMBER 31, 1996              AT DECEMBER 31, 1995
                         --------------------------------- --------------------------------
                                  AGGREGATE    WEIGHTED             AGGREGATE   WEIGHTED
                          NUMBER  PRINCIPAL     AVERAGE     NUMBER  PRINCIPAL    AVERAGE
INTEREST RATES(%)        OF LOANS  BALANCE   INTEREST RATE OF LOANS  BALANCE  INTEREST RATE
-----------------        -------- ---------- ------------- -------- --------- -------------
                              (DOLLARS IN THOUSANDS)            (DOLLARS IN THOUSANDS)
 Less than 5.00%........       1  $       46      4.75%       --    $    --         -- %
 5.00-5.49..............       3         338      5.17        --         --         --
 5.50-5.99..............       1         114      5.63          6        976       5.74
 6.00-6.49..............       9         818      6.33         84     12,014       6.22
 6.50-6.99..............      34       4,922      6.81         85     13,693       6.68
 7.00-7.49..............      64      10,636      7.29        146     29,157       7.22
 7.50-7.99..............     240      38,807      7.78        505     96,681       7.71
 8.00-8.49..............   1,052     179,095      8.28        727    132,122       8.20
 8.50-8.99..............   3,254     516,333      8.71        797    133,324       8.70
 9.00-9.49..............   2,251     330,306      9.18        218     33,031       9.17
 9.50-9.99..............   1,565     200,881      9.67        108     16,939       9.68
 10.00-10.49............     610      69,175     10.19         49      6,240      10.14
 10.50-10.99............     598      65,628     10.71         55      6,832      10.66
 11.00-11.49............     316      29,345     11.21         11      1,481      11.11
 11.50 and above........   1,998     103,677     12.97        742     29,637      13.53
                          ------  ----------                -----   --------
                          11,996  $1,550,121      9.33%     3,533   $512,127       8.58%
                          ======  ==========                =====   ========

  The following table sets forth the geographic distribution of ICIFC's servicing portfolio.

                         AT DECEMBER 31, 1996          AT DECEMBER 31, 1995
                     ----------------------------- ----------------------------
                                           % OF                         % OF
                              AGGREGATE  AGGREGATE          AGGREGATE AGGREGATE
                      NUMBER  PRINCIPAL  PRINCIPAL  NUMBER  PRINCIPAL PRINCIPAL
STATES               OF LOANS  BALANCE    BALANCE  OF LOANS  BALANCE   BALANCE
------               -------- ---------- --------- -------- --------- ---------
                        (DOLLARS IN THOUSANDS)        (DOLLARS IN THOUSANDS)
 California.........   4,967  $  771,109   49.75%   2,175   $356,931    69.70%
 Florida............   1,444     153,446    9.90      181     19,958     3.90
 New Jersey.........     916     119,272    7.69      152     18,848     3.68
 New York...........     427      58,391    3.77       39      5,663     1.11
 Washington.........     447      49,272    3.18      186     21,522     4.20
 Oregon.............     348      35,320    2.28      159     17,433     3.40
 Colorado...........     279      30,550    1.97      155     20,634     4.03
 Illinois...........     276      27,340    1.76       13      1,394     0.27
 Hawaii.............     130      26,730    1.72       23      3,499     0.68
 Utah...............     270      25,928    1.67       71      5,404     1.06
 Nevada.............     200      24,338    1.57       41      4,458     0.87
 Maryland...........     197      23,393    1.51       64      6,008     1.17
 Massachusetts......     188      23,356    1.51        8      1,377     0.27
 Texas..............     188      20,421    1.32       12      1,391     0.27
 Arizona............     183      18,285    1.18       60      5,648     1.10
 Georgia............     155      18,220    1.18       18      2,144     0.42
 North Carolina.....     176      18,154    1.17       21      2,406     0.47
 Virginia...........     138      17,390    1.12       17      1,488     0.29
 Others (1).........   1,067      89,206    5.75      138     15,921     3.11
                      ------  ----------  ------    -----   --------   ------
                      11,996  $1,550,121  100.00%   3,533   $512,127   100.00%
                      ======  ==========  ======    =====   ========   ======

--------
(1) No other state accounted for greater than 1% of the Company's mortgage loan servicing portfolio.

REGULATION

  The rules and regulations applicable to the Conduit Operations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Mortgage loan acquisition activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.

  ICIFC is an approved FNMA and FHLMC seller/servicer. The Conduit Operations is subject to the rules and regulations of FNMA and FHLMC with respect to acquiring, processing, selling and servicing conforming mortgage loans. In addition, ICIFC is required annually to submit to FNMA and FHLMC audited financial statements, and each regulatory entity has its own financial requirements for sellers/servicers. For any conforming mortgage loan activities, ICIFC's affairs are also subject to examination by FNMA and FHLMC at any time to assure compliance with the applicable regulations, policies and procedures.

  Additionally, there are various state and local laws and regulations affecting the Conduit Operations. ICIFC is licensed in those states requiring such a license. Mortgage operations also may be subject to applicable state usury statutes. The Company is presently in material compliance with all material rules and regulations to which it is subject.

COMPETITION

  In purchasing non-conforming mortgage loans and issuing securities backed by such loans, the Company competes with established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets. Continued consolidation in the mortgage banking industry may also reduce the number of current sellers to the Conduit Operations, thus reducing the Company's potential customer base, resulting in ICIFCs purchasing a larger percentage of mortgage loans from a smaller number of sellers. Such changes could negatively impact the Conduit Operations. Mortgage-backed securities issued by the Conduit Operations and the Long-Term Investment Operations face competition from other investment opportunities available to prospective investors.

  The Company faces competition in its Conduit Operations and Warehouse Lending Operations from other financial institutions, including but not limited to banks and investment banks. Many of the institutions with which the Company competes in its Conduit Operations and Warehouse Lending Operations have significantly greater financial resources than the Company.

  The Company's operations may be affected by the activities of ICII and its affiliates. As an end-investor in non-conforming mortgage loans, SPTL may compete with the Company as this activity is not restricted by the Non-Compete Agreement. Also, SPFC is a subsidiary of ICII whose business is primarily to act as a wholesale originator and a bulk purchaser of non-conforming mortgage loans. These activities are not restricted by the Non-Compete Agreement. In addition, after the expiration of the Non-Compete Agreement in November, 1997, ICII or any 25% entity may compete with the Company's Long-Term Investment Operations, the Conduit Operations and the Warehouse Lending Operations. While the Company believes such activities will not have a material adverse effect on the Company's operations there can be no assurance of this. See "Certain Relationships and Certain Transactions--Other Transactions--The Contribution Transaction."

EMPLOYEES

  As of December 31, 1996, ICIFC and IWLG employed 104 and four persons, respectively. As part of the transition from a division or subsidiary of ICII to ICIFC, some employees were shared by ICII and ICIFC. Expenses associated with these employees were shared by both parties in relation to the time spent working for each entity. ICII and ICIFC ended such sharing prior to December 31, 1996. The Company believes that relations with its employees are good. The Company is not a party to any collective bargaining agreement.

ITEM 2. PROPERTIES

  The Company's executive offices and administrative facilities occupy approximately 29,000 square feet of space in Santa Ana Heights, California. The Company subleases its facilities from ICII pursuant to a sublease agreement renegotiated in February 1997 and expiring in 1999 at an aggregate monthly rental of $33,936. Management believes that the terms of the sublease are at least favorable as could have been obtained from an unaffiliated third party. Management believes that these facilities are adequate for the Company's foreseeable needs and that alternate space at comparable rental rates is available, if necessary.

ITEM 3. LEGAL PROCEEDINGS

  ComUnity National Asset Corporation, a Maryland corporation v. Thomas O.
  ------------------------------------------------------------------------
Markel, Jr., an individual; Homemac Mortgage Bankers, a business association
------------
of unknown form; Homemac Corporation, a California corporation; Homemac Finance Corporation; Homemac Institutional Mortgage Corporation, a California corporation; Imperial Credit Mortgage Holdings, Inc., a Maryland corporation; and DOES 1 through 100, inclusive, Orange County Superior Court Case No. 761786 (ComUnity case).

  On March 13, 1997, a mediation was held between the plaintiff and all defendants in the ComUnity case. The case was settled at the mediation for an
                  --------
immaterial amount to be paid by the defendants to the plaintiff. A written settlement memorandum was executed by all parties which is binding and enforceable. Accordingly, this case has been resolved.

  Michele Perrin, an individual doing business as Perrin and Associates vs.
  -------------------------------------------------------------------------
Thomas O. Markel, an individual; H. Wayne Snavely, an individual; Homemac
----------------
Mortgage Bankers, a business association of unknown form; Homemac Corporation, a California corporation; Homemac Finance Corporation, a California corporation; Homemac Institutional Mortgage Corporation, a California corporation; Imperial Credit Mortgage Holdings, Inc., a Maryland corporation; Imperial Credit Industries, Inc., a California corporation and DOES 1 through 100, Orange County Superior Court Case No. 768878.

  The Company has received an indemnification from the principals of the plaintiff in the above ComUnity case for any present or future claims brought
                       --------
by Perrin against the Company.

  Fortune Mortgage, etc., et al. v. Imperial Credit Industries, Inc., Imperial
  ----------------------------------------------------------------------------
Credit Mortgage Holdings, Inc., ICI Funding Corp., Imperial Warehouse Lending
-----------------------------------------------------------------------------
Group, Inc., William Ashmore, Edward Pollard, Wayne Snavely, and Joseph
-----------------------------------------------------------------------
Tomkinson, Orange County Superior Court Case No. 776153 (Fortune case).
---------

  On March 5, 1997, plaintiffs Fortune Mortgage Corporation and Thomas O. Gephart filed a complaint against the above-named defendants for (1) Fraud;
(2) Negligent Misrepresentation; (3) Conspiracy to Commit Fraud; (4) Aiding and Abetting Fraud; (5) Breach of Contract; (6) Breach of Implied Covenant of Good Faith and Fair Dealing; (7) Rescission, Restitution and Damages; (8) Contractual Indemnity and Reimbursement; (9) Money Had and Received; and (10) Unjust Enrichment.

  Plaintiffs' claims arise out of an Agreement for Purchase and Sale of Assets, dated March 1, 1996, pursuant to which Imperial Credit Industries, Inc. allegedly sold to Imperial First Mortgage, a group of loan production offices located in California. In essence the plaintiffs' Complaint alleges that that sale was induced by fraudulent misrepresentations and omissions, including but not limited to an allegation that the loan production offices were engaged in illegal kickback practices which were not disclosed to the buyer, as well as misrepresentations concerning the volume and profitability of the loan production offices.

  The prayer seeks general damages, special and/or consequential damages, reasonable attorney's fees and costs of suit on all of the causes of action. In addition, the Prayer of the Complaint also seeks exemplary and punitive damages on the first, third and fourth causes of actions described above. Several of the causes of action allege specifically that plaintiffs have been damaged in a sum in excess of $2.5 million by virtue of the defendants' conduct, and the tenth cause of action for unjust enrichment alleges that the defendants, and each of them, have been unjustly enriched in a sum in excess of $10 million.

  The Company believes that the Fortune case is without merit and intends to vigorously defend the action.

  Other than the foregoing, the Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed on the American Stock Exchange under the symbol IMH. The following table sets forth for the periods indicated the high and low sale prices for the Common Stock as reported by the American Stock Exchange.

                                                                    HIGH   LOW
                                                                   ------ ------
   1995
   Fourth Quarter (from November 20, 1995)........................ $13.25 $12.00

   1996
   First Quarter.................................................. $15.38 $12.88
   Second Quarter.................................................  17.13  14.75
   Third Quarter..................................................  21.50  15.00
   Fourth Quarter.................................................  23.88  20.63

  On March 20, 1997, the last reported sale price of the Common Stock on the AMEX was $25.00 per share. As of March 20, 1997, there were approximately 204 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Company's Common Stock.

  To maintain its qualification as a REIT, IMH intends to make annual distributions to stockholders of at least 95% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains. IMH declares regular quarterly dividend distributions. Any taxable income remaining after the distribution of the regular quarterly or other dividends will be distributed annually on or prior to the date of the first regular quarterly dividends payment date of the following taxable year. The dividend policy is subject to revision at the discretion of the Board of Directors. All distributions in excess of those required for IMH to maintain REIT status will be made by IMH at the discretion of the Board of Directors and will depend on the taxable earnings of IMH, the financial condition of IMH and such other factors as the Board of Directors deems relevant. The Board of Directors has not established a minimum distribution level. The following table sets forth the dividends paid or declared by IMH during the year ended December 31, 1996:

                                                                                      PER SHARE
                                                                    STOCKHOLDER       DIVIDEND
   PERIOD COVERED                                                   RECORD DATE        AMOUNT
   --------------                                                 ----------------    ---------
   November 20, 1995 through December 31, 1995(1)................ January 26, 1996     $0.08
   Quarter ended March 31, 1996.................................. April 24, 1996       $0.39
   Quarter ended June 30, 1996................................... June 13, 1996        $0.45
   Quarter ended September 30, 1996.............................. September 30, 1996   $0.52
   Special Dividend(2)........................................... November 15, 1996    $0.42
   Quarter ended December 31, 1996(3)............................ December 31, 1996    $0.55

--------
(1) IMH commenced operations on November 20, 1995.

(2) The amount of the special dividend was calculated to distribute excess taxable income not previously distributed by IMH as dividends, in order to comply with REIT qualification requirements. The special dividend should not be interpreted as a recurring dividend.

(3) The Board of Directors of IMH declared a $0.55 per share cash dividend payable on January 15, 1997 to stockholders of record on December 31, 1996.

  Distributions to stockholders will generally be taxable as ordinary income, although a portion of such distributions may be designated by IMH as capital gain or may constitute a tax-free return of capital. IMH will annually furnish to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 1996 and the consolidated balance sheet data as of December 31, 1996 and 1995 were derived from the Company's and ICIFC's financial statements audited by KPMG Peat Marwick LLP ("KPMG"), independent auditors, whose reports with respect thereto appear elsewhere herein. The selected consolidated statement of operations data for the years ended December 31, 1993 and 1992 and the selected consolidated balance sheet data as of December 31, 1994 and 1993 were derived from the combined financial statements of the Company and ICIFC, audited by KPMG. The selected consolidated balance sheet data as of December 31, 1992 was derived from the unaudited financial statements of the Company and ICIFC. Such selected financial data should be read in conjunction with those financial statements and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

  As discussed further in the notes to the Company's financial statements, Pre-Contribution Transaction (as defined below), the Company's financial statements were prepared based upon the historical operations of IWLG, as a division of SPTL, and include the Company's equity interest in ICIFC, as a division of ICII.

                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                              1996    1995  1994   1993   1992
                                             ------- ------ ----  ------ ------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Interest income........................... $63,673 $2,851 $292  $  767 $  685
  Equity in net income of ICI Funding
   Corporation..............................     903  1,489  532   4,192  1,254
  Other income..............................     593    244   83     320    205
                                             ------- ------ ----  ------ ------
                                              65,169  4,584  907   5,279  2,144
                                             ------- ------ ----  ------ ------
Expenses:
  Interest on borrowings from reverse-
   repurchase agreements....................  44,144  1,116  --      --     --
  Interest on borrowings from SPTL..........     --     599  127     334    377
  Provision for loan losses.................   4,350    488   95     --     --
  Advisory fee..............................   3,347     38  --      --     --
  General and administrative expense........   1,449    209  225     197    103
                                             ------- ------ ----  ------ ------
                                              53,290  2,450  447     531    480
                                             ------- ------ ----  ------ ------
Income before income taxes..................  11,879  2,134  460   4,748  1,664
Income taxes (benefit)......................     --      76  (30)    234    172
                                             ------- ------ ----  ------ ------
    Net income.............................. $11,879 $2,058 $490  $4,514 $1,492
                                             ======= ====== ====  ====== ======
    Net income per share.................... $  1.98 $ 0.07  --      --     --
                                             ======= ====== ====  ====== ======

                                                    AT DECEMBER 31,
                                        ----------------------------------------
                                          1996     1995    1994   1993    1992
                                        -------- -------- ------ ------- -------
BALANCE SHEET DATA:
Total assets..........................  $972,355 $613,688 $9,365 $13,591 $10,287
Mortgage loans held for investment and
 CMO collateral.......................   502,659      --     --      --      --
Finance receivables...................   362,312  583,021  3,120   8,135   9,022
Investment in ICI Funding Corporation.     9,896      866  6,335   5,446   1,254
Borrowings from SPTL..................       --       --   2,511   7,585   8,785
CMO borrowings........................   474,513      --     --      --      --
Borrowings on reverse-repurchase
 agreements...........................   357,716  567,727    --      --      --
Total stockholders' equity............   129,191   45,236  6,853   6,006   1,492

                            ICI FUNDING CORPORATION
                     (IN THOUSANDS, EXCEPT OPERATING DATA)

                                           YEAR ENDED DECEMBER 31,
                                    -----------------------------------------
                                     1996    1995    1994    1993       1992
                                    ------- ------- ------- -------    ------
INCOME STATEMENT DATA:
Revenues:
  Interest income.................  $32,799 $ 1,249 $   --  $   --     $  --
  Gain on sale of loans...........    7,747   4,135   2,291   5,859     1,155
  Loan servicing income...........    1,250   5,159   4,043   1,377     1,131
  Gain on sale of servicing
   rights.........................      --      370   4,188   5,332     2,135
                                    ------- ------- ------- -------    ------
                                     41,796  10,913  10,522  12,568     4,421
                                    ------- ------- ------- -------    ------
Expenses:
  Interest on borrowings..........   31,751   1,785     538     127       --
  General and administrative
   expense........................    7,154   3,663   6,333   4,507     1,988
  Provision for repurchases and
   loan losses....................      687     --      655     175       249
  Amortization of mortgage
   servicing rights...............      613   2,892   2,070     459       --
                                    ------- ------- ------- -------    ------
                                     40,205   8,340   9,596   5,268     2,237
                                    ------- ------- ------- -------    ------
Income before income taxes........    1,591   2,573     926   7,300     2,184
Income taxes......................      679   1,069     389   3,066       917
                                    ------- ------- ------- -------    ------
    Net income....................  $   912 $ 1,504 $   537 $ 4,234    $1,267
                                    ======= ======= ======= =======    ======
OPERATING DATA (IN MILLIONS):
Mortgage loan acquisitions
 (volume).........................  $ 1,542 $ 1,133 $ 1,726 $ 2,149(1) $  929(1)
Servicing portfolio at period-end.    1,550     512   1,868     950       623

                                                  AT DECEMBER 31,
                                     -----------------------------------------
                                       1996     1995    1994    1993    1992
                                     -------- -------- ------- ------- -------
BALANCE SHEET DATA:
Total assets........................ $399,171 $552,631 $12,097 $10,158 $   137
Mortgage loans held for sale........  334,104  544,275     --      --      --
Residual interests in
 securitizations....................   46,949      --      --      --      --
Mortgage servicing rights...........    8,785      --   11,453   9,551     --
Borrowings (receivable) from
 affiliates.........................   54,803      --    5,698   4,657  (1,129)
Borrowings from IWLG................  327,422  550,291     --      --      --
Total shareholders' equity..........    9,996      875   6,399   5,501   1,267

--------
(1) Represents principal amounts of mortgage loans purchased, excluding premiums and discounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  On November 20, 1995, ICII contributed to ICIFC certain of the operating assets and certain customer lists of ICII's mortgage conduit operations, including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans subject to rate locks from correspondents (having a principal balance of $44.3 million on November 20, 1995), in exchange for shares representing 100% of the common stock and 100% of thenon-voting preferred stock of ICIFC. Simultaneously, on November 20, 1995, in exchange for 500,000 shares of Common Stock, (i) ICII contributed to IMH all of the outstanding non-voting preferred stock of ICIFC, which represents 99% of the economic interest in ICIFC, (ii) SPTL contributed to IMH certain of the operating assets and certain customer lists of SPTL's warehouse lending division, and
(iii) ICII and SPTL executed aNon-Compete Agreement and a Right of First Refusal Agreement, each having a term of two years from November 20, 1995. Of the 500,000 shares of Common Stock issued by IMH pursuant to the Contribution Transaction, 450,000 shares were issued to ICII and 50,000 shares were issued to SPTL. All of the outstanding shares of common stock of ICIFC were retained by ICII. Lastly, IMH contributed to IWLG all of the aforementioned operating assets of SPTL's warehouse lending operations contributed to it in exchange for shares representing 100% of the common stock of IWLG thereby forming it as a wholly owned subsidiary. On November 20, 1995, the net tangible book value of the assets contributed pursuant to the Contribution Transaction was $525,000. ICII and SPTL retained all other assets and liabilities related to contributed operations, which at November 20, 1995 consisted mostly of $11.7 million of MSRs, $22.4 million of finance receivables and $26.6 million in advances made by ICII and SPTL to fund mortgage conduit loan acquisitions and to fund finance receivables, respectively.

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

  As discussed further in the Notes to ICIFC's financial statements, the results of operations of ICIFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations for IMH as "Equity in net income of ICI Funding Corporation." For Pre-Contribution Transaction, the financial statements included elsewhere herein reflect management's estimate of the level of previous capital and the amounts of interest charges and general and administrative expense and taxes that ICII's mortgage conduit operations would have incurred had it operated as an entity separate from ICII.

 HISTORICAL TRENDS

  ICIFC's mortgage loan acquisitions decreased from $1.7 billion in 1994 to $1.1 billion in 1995, which included $508.6 million in mortgage loans acquired from ICII and its affiliates Post-Contribution Transaction. Management attributes this decrease in mortgage loan acquisitions to the overall decrease in mortgage loan originations throughout the mortgage industry as a result of increased interest rates during 1995. In addition, the decrease in mortgage loan acquisitions resulted from ICIFC's refocus from the conforming to the non-conforming mortgage loan market and increased competition in such non-conforming market. ICIFC was also adversely affected by the increase in interest rates during 1994, resulting in a 20% decline in mortgage acquisitions in 1994 to $1.7 billion from $2.1 billion acquired in 1993. The aforementioned decline in mortgage acquisitions resulted in higher operating costs as a percentage of acquisitions, despite ICIFC's efforts to reduce excess production capacity through 1994 and 1995.

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

  During the year ended December 31, 1996, ICIFC's mortgage loan acquisitions increased 35% to $1.5 billion as compared to $1.1 billion for the same period in 1995. Excluding the acquisition of mortgage loans from ICII or its affiliated mortgage banking operations, ICIFC's mortgage loan acquisitions increased 110% to $1.3 billion during 1996 as compared to $624.5 million during 1995. The increase in mortgage loan acquisitions for 1996 as compared to 1995 was primarily the result of the Company's increased marketing and sales efforts subsequent to the Initial Public Offering, increased concentration on identifying and servicing productive conduit sellers under master commitment programs, and significantly increased sales activity from two conduit sellers affiliated with ICII. In the second quarter of 1996, the two conduit sellers were divested from ICII. ICIFC continues to acquire loans from one of these mortgage banking entities. In conjunction with the increase in flow (loan-by-loan) acquisitions, as opposed to bulk loan acquisitions, subsequent to the Contribution Transaction, the Company has added additional personnel. At December 31, 1996, ICIFC employed 104 employees, an increase of 189% from 36 employees at December 31, 1995.

 SERVICING RIGHTS

  When ICIFC purchases loans that include the associated servicing rights, the allocated price paid for the servicing rights, net of amortization based on assumed prepayment rates, is reflected on its financial statements as MSRs.

  On May 12, 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," an amendment to SFAS No. 65. ICIFC elected to adopt this standard retroactive to January 1, 1995. SFAS No. 122 prohibits retroactive application to years prior to 1995.

  SFAS No. 122 requires that a portion of the cost of acquiring a mortgage loan be allocated to the mortgage loan servicing rights based on its fair value relative to the loan as a whole. To determine the fair value of the servicing rights created, ICIFC uses a valuation model that calculates the present value of future net servicing revenues to determine the fair value of the servicing rights. In using this valuation method, ICIFC incorporates assumptions that it believes market participants would use in estimating future net servicing income which include estimates of the cost of servicing, an inflation rate, ancillary income per loan, a prepayment rate, a default rate and a market discount rate.

  ICIFC determines servicing value impairment by disaggregating its mortgage conduit operations' servicing portfolio into its predominant risk characteristics. ICIFC determines those risk characteristics to be loan program type and interest rate. These segments of the portfolio are then evaluated, using market prices under comparable servicing sale contracts, when available, or alternatively using the same model as was used to originally determine the fair value at acquisition, using current assumptions at the end of the quarter. The calculated value is then compared to the capitalized recorded value of each loan type and interest rate segment to determine if a valuation allowance is required. At December 31, 1996, ICIFC had capitalized $8.8 million of MSRs.

  MSRs are subject to some degree of volatility in the event of unanticipated prepayments or defaults. Prepayments in excess of those anticipated at the time MSRs are recorded could result in a decline in the fair value of the MSRs below their carrying value requiring a provision to increase the MSRs' valuation allowance. The rate of prepayment of loans is affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing. The effect of those factors on loan prepayment rates may vary depending on the particular type of loan. Estimates of prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part, on the historical rate of prepayment of ICIFC's loans, and other considerations. There can be no assurance of the accuracy of management's prepayments estimates. If actual prepayments with respect to loans serviced occur more quickly than were projected at the time such loans were sold, the carrying value of the MSRs may have to be reduced through a provision recorded to increase the MSRs' valuation allowance in the period the fair value declined below the MSRs' carrying value. If actual prepayments with respect to loans occur more slowly than estimated, the carrying value of MSRs would not increase, although total income would exceed previously estimated amounts and the related valuation allowances, if any, could be unnecessary.

 COMMITMENTS AND CONTINGENCIES

  As part of its marketing strategy, ICIFC establishes mortgage loan purchase commitments ("Master Commitments") with sellers that, subject to certain conditions, entitle the seller to sell to ICIFC and obligate ICIFC to purchase a specified dollar amount of mortgage loans over a period generally ranging from six months to one year. As of December 31, 1996 and 1995, ICIFC had outstanding short-term Master Commitments with 68 and 18 sellers, respectively, to purchase mortgage loans in the aggregate principal amount of $826.5 million and $241.0 million, respectively, over periods generally ranging from six months to one year, of which $304.9 million and $37.3 million, respectively, had been purchased or committed to be purchased pursuant to rate-locks (as defined below).

  Sellers that enter into Master Commitments with ICIFC sell mortgage loans to ICIFC by executing individual, bulk or other rate-locks (each, a "rate-lock"). Each rate-lock, in conjunction with the related Master Commitment, specifies the terms of the related sale, including the quantity and price of the mortgage loans or the formula by which the price is determined, the rate-lock type and the delivery requirements. The up-front fee paid by a seller to ICIFC to obtain a Master Commitment on a mandatory delivery basis is often refunded pro rata as the seller delivers loans pursuant to rate-locks.

RESULTS OF OPERATIONS; IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.

 YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Net income for the year ended December 31, 1996 increased to $11.9 million as compared to $2.1 million for the same period in 1995. Net income per share for the year ended December 31, 1996 was $1.98.

  Revenues for the year ended December 31, 1996 increased to $65.2 million as compared to $4.6 million for the same period in 1995, primarily as a result of an increase in interest income from finance receivables and secondarily as a result of interest income on the Company's mortgage loans held as CMO collateral and investment securities available for sale. Average finance receivables outstanding for the year ended December 31, 1996 increased to $403.6 million as compared to $30.0 million for the same period in 1995, primarily as a result of the Company providing warehouse facilities to ICIFC subsequent to the Initial Public Offering. At December 31, 1996, ICIFC accounted for 90% of the company's total gross finance receivables outstanding. Average CMO collateral outstanding for the year ended December 31, 1996 increased to $282.7 million as compared to zero for the same period in 1995, as a result of the Company financing $567.0 million of mortgage loans held in its investment portfolio through two CMO structures created during that period. Lastly, the Company invested in investment securities available for sale with an average balance of $44.4 million and $1.8 million for the years ended December 31, 1996 and 1995, respectively. At December 31, 1996, finance receivables decreased to $362.3 million from $583.0 million at December 31, 1995 due to a higher level of sales compared to acquisitions during 1996 of mortgage loans held for sale by ICIFC. Such loan sales were made to the Long-Term Investment Operations or to other investors, and the proceeds reduced ICIFC's borrowings from IWLG. The Company had total investment securities available for sale and cash and cash equivalents of $86.1 million at December 31, 1996 as compared to $19.7 million at December 31, 1995.

  Expenses for the year ended December 31, 1996 increased to $53.3 million as compared to $2.4 million for the same period in 1995, primarily as a result of
(1) an increase in borrowings associated with the financing of the Company's finance receivables, CMO collateral and investment securities available for sale, (2) an increase in the provision for loan losses and (3) the payment of fees associated with the Management Agreement. Interest expense from reverse-repurchase borrowings, CMO borrowings or borrowings from SPTL increased to $44.1 million for the year ended December 31, 1996 as compared to $1.7 million for the same period in 1995. The increase in interest expense was the result of increased borrowings to finance the growth in the Company's interest earning assets as discussed above. The provision for loan losses increased to $4.3 million for the year ended December 31, 1996 as compared to $488,000 for the same period in 1995 as a result of establishing an allowance for credit losses relating to the $501.7 million of CMO collateral and $362.3 million of finance receivables at December 31, 1996. A provision in 1995 in the amount of $388,000 was the result of a write-off of a customer's outstanding balance on a finance receivable. While the Company believes that it has adequately provided for any future credit losses, the Company may have to add to its loan loss allowance based upon actual loan loss experience or an increase in the Company's investments. Management fees under the Management Agreement were $3.3 million and $38,000 for the years ended December 31, 1996 and 1995, respectively.

 YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

  Net income, including the equity interest in the net income of ICIFC, increased 320% to $2.1 million in 1995 from $490,000 in 1994. The increase in net income was primarily the result of the increase in the equity interest in the net income of ICIFC, the increase in IWLG's finance receivables outstanding during 1995, and to a lesser extent, the purchase of an investment portfolio, Post-Contribution Transaction. Excluding the equity interest in the net income of ICIFC, net income in 1995 was $569,000 as compared to a loss of $42,000 in 1994. Net income per share for 1995 Post-Contribution Transaction was $0.07.

  Revenues in 1995 increased 405% to $4.6 million as compared to $907,000 in 1994. Of the $4.6 million in 1995 revenue, $1.6 million was attributable to the Post-Contribution Transaction entity. Such revenues primarily consisted of interest income earned on the finance receivables, investments available for sale, equipment lease payments, processing fee income and the equity interest in ICIFC. The increase in revenues was primarily due to three factors: (1) increased interest income earned on investments available for sale and a higher outstanding balance of IWLG's finance receivables, (2) increased profitability in the Conduit Operations as a result of cost savings and a focus on higher margin mortgage products and (3) increased fee income as a result of an increased number of transactions with IWLG's warehouse borrowers.

  Total interest income increased 874% to $2.9 million in 1995 as compared to $293,000 in 1994. Interest income is primarily composed of interest earned on IMH's investments and IWLG's outstanding finance receivables. The increase in interest income was the result of the Company acquiring an investment portfolio, Post-Contribution Transaction, and a substantial increase in the average outstanding balance of IWLG's finance receivables. As a result of the Initial Public Offering, the Company raised a net of $44.5 million of capital to fund the Long-Term Investment Operations and to capitalize or fund the Warehouse Lending Operations and Conduit Operations.

  With the capital raised in the Initial Public Offering, the Company acquired four mortgage-backed securities at a carrying value of $17.4 million with a weighted average yield of 11.2% at December 31, 1995. The mortgage-backed securities ratings from one or more rating agencies range from investment grade ("BBB") to non-investment grade ("B") quality. The mortgage loans underlying the mortgage-backed securities are adjustable rate loans indexed either to LIBOR or to the 11th District Cost of Funds. The Company also acquired from Imperial Business Credit, Inc. ("IBC"), a subsidiary of ICII, a subordinated interest in an equipment-lease receivable securitization with a carrying value of $8.4 million at December 31, 1995. On May 31, 1996, IMH sold the security back to IBC at no gain or loss. See "Item 13. Certain Relationships and Certain Transactions."

  IWLG's average outstanding finance receivables increased 866% to $30.0 million for 1995 as compared to $3.1 million for 1994, which led to a corresponding increase of 874% in interest income to $2.9 million in 1995 as compared to $293,000 in 1994. IWLG's total finance receivable balances outstanding at December 31, 1995 were $583.0 million, of which $550.3 million represented balances outstanding from ICIFC. The increase in

ICIFC's balances were primarily the result of several bulk purchases from ICII and SPTL, in the amount of $176.6 million and $332.0 million, respectively, of mortgage loans. Pre-Contribution Transaction, ICIFC's mortgage loans held for sale and the related income were retained on the books of ICII. Post-Contribution Transaction, IWLG executed an agreement with ICIFC to provide warehouse lines to fund the Conduit Operations. Lastly, equity in net income of ICIFC increased 180% to $1.5 million in 1995 as compared to $532,000 in 1994. The increase was due to factors as set forth in "--Results of Operations; ICI Funding Corporation--Year Ended December 31, 1995 Compared to Year Ended December 31, 1994."

  Expenses increased to $2.4 million in 1995 as compared to $447,000 in 1994. The increase in expenses was primarily the result of increased interest on borrowings Post-Contribution Transaction and a provision for finance receivables charged to operations Pre-Contribution Transaction in 1995. The increased interest on borrowings was the result of an increase in borrowings associated with the funding of IWLG's finance receivables and IMH's investment portfolio. As discussed previously, IWLG's average outstanding finance receivables increased primarily as a result of borrowings by ICIFC in December 1995. Although interest expense increased 1,255% to $1.7 million in 1995 from $127,000 in 1994, the increase was mainly Post-Contribution Transaction. The increase in provision for finance receivables was primarily the result of management's decision in 1995 to write off the outstanding balance of a delinquent warehouse line. Approximately $388,000 of the charge-offs represents the net outstanding balance on that committed line. As part of the Contribution Transaction, these assets were retained, net of the allowance, by SPTL. The remaining provision represents a Post-Contribution Transaction general provision for loan losses. Expenses, other than interest on borrowings and provision for loan losses on finance receivables increased 9.8% to $247,000 in 1995 as compared to $225,000 in 1994. Personnel expenses decreased 36.7% to $91,000 in 1995 as compared to $143,000 in 1994. Personnel expenses declined in 1995 primarily as a result of staffing reductions made in late 1994 in the Warehouse Lending Operations. The advisory fee, which became effective on November 20, 1995, was $38,000 in 1995. There was no advisory fee in 1994.See "Item 13. Certain Relationships and Certain Transactions--Other Transactions--Management and Sub-Servicing Agreements."

RESULTS OF OPERATIONS; ICI FUNDING CORPORATION

 YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Net income for ICIFC for the year ended December 31, 1996 decreased 39% to $912,000 from $1.5 million for the same period in 1995.

  Revenues for the year ended December 31, 1996 increased to $41.8 million as compared to $10.9 million for the same period in 1995, as a result of an increase in interest income from ICIFC's mortgage loans held for sale and, to a lesser extent, an increase in gain on sale of loans, offset by a reduction in loan servicing income. The increase in interest income for the year ended December 31, 1996 was the result of ICIFC retaining mortgage loans held for sale during the period. Prior to the Contribution Transaction, all of ICIFC's mortgage loans held for sale were retained on the books of ICII, and all income derived from these loans was retained by ICII.

  Gain on sale of loans increased to $7.7 million for the year ended December 31, 1996 as compared to $4.1 million for the same period in 1995, as the result of securitizations of $850.3 million of fixed rate mortgage loans and sales of $195.4 million of mortgage loans to others. During the year ended December 31, 1996, gain on sale of non-conforming mortgage loans generated greater income per loan than ICIFC earned on the sale of its conforming loans during 1995. Any gains or losses on the sale of loans to IMH are deferred and amortized over the estimated life of the loans. Total deferred gains as a result of the sale of mortgage loans and securities to IMH were $2.5 million for the year ended December 31, 1996. Loan servicing income decreased to $1.3 million for the year ended December 31, 1996 as compared to $5.2 million for the same period in 1995 as a result of ICII retaining all mortgage servicing rights on loans previously purchased by ICIFC which were in existence at November 20, 1995 as part of the Contribution Transaction. Servicing income for the year ended December 31, 1996 relates to loan servicing rights generated only during the period subsequent to November 20,

1995. Total loans serviced at December 31, 1996 were $1.6 billion as compared to $512.1 million at December 31, 1995.

  Expenses for the year ended December 31, 1996 increased to $40.2 million as compared to $8.3 million for the same period in 1995 primarily as a result of an increase in borrowings associated with the financing of ICIFC's mortgage loans held for sale and, to a lesser extent, increases in the provision for repurchases and personnel expense, offset by a reduction in amortization of mortgage servicing rights. As noted above, prior to the Contribution Transaction, ICIFC had no mortgage loans held for sale. Subsequent to the Contribution Transaction, ICIFC entered into a warehouse arrangement with IWLG to provide mortgage loan financing during the process of ICIFC accumulating loans for sale and securitization. As a result of this facility, ICIFC incurred $31.8 million in interest expense to finance its mortgage loan acquisitions during the year ended December 31, 1996. The increase in the provision for repurchases to $687,000 for the year ended December 31, 1996, compared with no such provision in 1995, was the result of management's decision to establish an allowance for estimated losses related to the potential repurchase of previously sold loans that could result from breaches of standard representations and warranties. Personnel expenses increased to $5.1 million for the year ended December 31, 1996 as compared to $1.6 million for the same period in 1995 primarily as a result of ICIFC entering into employment agreements with senior management that became effective on November 20, 1995 and the increase in personnel to process the increased mortgage acquisitions during the year ended December 31, 1996 as compared to the same period in 1995. Prior to the Contribution Transaction, ICIFC was allocated an apportionment of these individual salaries by ICII. However, ICII retained a substantial portion of the costs associated with the senior management of the Company prior to the Contribution Transaction.

 YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

  Net income for the year ended December 31, 1995 increased 180% to $1.5 million as compared to $537,000 for the same period in 1994. The increase is primarily due to increased profitability on the sale of mortgage loans and reduced personnel and operating expenses. Overall, profitability was lower in 1994 as a result of lower profits on the sale of servicing-retained fixed rate loans and a decrease in the principal amount of mortgage loans sold servicing-released. Gain on sale of loans consists primarily of gains recorded upon the sale of mortgage loans, net of associated expenses, and to a lesser extent, fees received for commitments to fund mortgage loans. Prior to the Contribution Transaction, financial information presented herein does not reflect the net interest income from the mortgage loans held for sale during accumulation and subsequent sale or securitization as this income was retained by ICII, which provided the funding for such loans. Post-Contribution Transaction for 1995, ICIFC earned interest income on mortgage loans held for sale.

  Revenues in 1995 increased 3.7% to $10.9 million as compared to $10.5 million in 1994. While total revenues did not materially change from year to year, mortgage loan acquisitions declined 35% to $1.1 billion in 1995 as compared to $1.7 billion in 1994. Total revenues remained consistent in 1995 as compared to 1994 due to increased profitability on the sale of loans, interest earned on the loans while being held for sale or securitization and loan servicing income, partially offset by a reduction in the amount of servicing sold and the related gain on the sale of servicing rights.

  Gain on sale of loans increased 80% to $4.1 million in 1995 as compared to $2.3 million in 1994. The increased profitability on the sale of loans for the year ended December 31, 1995 was due to several factors. As interest rates stabilized, the calculated values of ICIFC's acquired servicing rights increased, resulting in an increased amount of servicing value capitalized, with a corresponding increase in the profitability of loan sales. Additionally, the overall interest rate environment in 1995 was less volatile than in 1994, which did not expose ICIFC to the same degree of losses as the operations experienced in 1994.

  ICIFC sold a larger percentage of its acquired loans into mortgage-backed securities in 1995 as compared to 1994. During 1995, ICIFC, Pre-Contribution Transaction, sold its LIBOR-based adjustable and fixed rate mortgage loans into REMIC securities that generated gains in excess of what could have been earned on whole loan sales. There were no such securitization gains in 1994. The securitization and sale of ICIFC's LIBOR-based adjustable and fixed rate loans in 1995 resulted in the creation of excess servicing assets that were purchased, at fair value concurrent with the sale, from ICIFC by ICII, thereby reducing intercompany borrowings from ICII and any tax-related timing differences. The securitization gains resulted in part from the allocation of amounts calculated using the present value of the expected future revenue using prepayment assumptions, and estimated losses at a market discount rate. The securitization gains created tax liabilities at the time of sale based on taxable income (the tax liability is not necessarily equal to the reported gain) equal to the present value gains calculated as discussed above. This securitization method requires cash to finance the related tax liability since the income is received over the life of the loans and the tax is paid in the current year. ICIFC generated no gain on sale of loans acquired during the Post-Contribution Transaction period through December 31, 1995.

  Loan servicing income in 1995 increased 28% to $5.2 million as compared to $4.0 million in 1994, primarily due to an increase in the average balance of mortgage loans serviced during 1995, as compared to 1994. However, as part of the Contribution Transaction, ICII retained all the assets of ICIFC except for certain assets as described in the Contribution Agreement. ICII retained all the MSRs; therefore, future loan servicing income will be substantially less than in past periods until ICIFC builds its own loan servicing portfolio. ICIFC generated no servicing income during the Post-Contribution Transaction period through December 31, 1995.

  Gain on sale of servicing rights decreased 91% to $370,000 in 1995 as compared to $4.2 million in 1994. The total principal balance of loans underlying servicing sold was $76.3 million for 1995 as compared to $619.8 million for 1994. The decrease in profitability on the sale of servicing rights was primarily the result of a higher percentage of the mortgage loans serviced having capitalized MSRs for 1995 as compared to 1994. Historically, the Company's incentive to sell mortgage servicing rights has been based on cash flow and income purposes. Gain on the sale of servicing rights consists of the total sales price of the bulk sale of servicing rights, net of related MSRs. The decision to buy or sell servicing rights is based upon management's assessment of the market for servicing rights and ICIFC's current and future cash flow and income objectives. ICIFC generated no gain on sale of servicing rights for the Post-Contribution Transaction through December 31, 1995.

  Total expenses decreased 13% in 1995 to $8.3 million as compared to $9.6 million in 1994. This decrease was primarily due to a decrease in personnel and operational expenses. Expenses for 1995 decreased primarily as a result of significant reductions in ICIFC's mortgage loan production and administrative staff and related reductions in personnel and general and administrative expenses, offset by $1.3 million of interest expenses on borrowings from IWLG. Pre-Contribution Transaction, all net interest income was retained by ICII. However, Post-Contribution Transaction, ICIFC financed its mortgage loan acquisitions through IWLG and therefore earned and paid any interest income or interest expense associated with these borrowings, respectively. Total interest on borrowings from IWLG was $1.3 million or 16% of the total expenses for 1995. Excluding this item, total expenses decreased 27% to $7.0 million in 1995 as compared to $9.6 million 1994. ICIFC reduced personnel expenses by 46% to $1.6 million in 1995 as compared to $3.0 million in 1994. ICIFC attained this reduction primarily by reducing staffing by 60% from December 31, 1994. However, ICIFC continued to experience increased unit acquisition costs as a result of lower loan acquisition volumes during the first half of 1995 until staffing could be reduced to match current acquisitions. ICIFC expects that personnel expenses should increase in 1996 as a percentage of revenue due to amounts payable under the employment agreements that were in effect on the date of the Initial Public Offering and the hiring of additional support staff.

  Amortization of MSRs increased to $2.9 million in 1995 as compared to $2.1 million in 1994. The increase was primarily due to an increase in the average outstanding balance of the mortgage servicing portfolio.

  Occupancy expense decreased 49% to $150,000 in 1995 as compared to $296,000 in 1994. The decrease in occupancy expense was primarily the result of the reallocation of ICII's corporate personnel to occupy the unused space after the downsizing of ICIFC's operations in 1994 and 1995. General and administrative expenses, which include other general and administrative expenses, professional services, telephone and other communications and data processing, decreased 38% to $1.9 million in 1995 as compared to $3.1 million in 1994. The decrease was the result of reduced loan acquisition volume and reduced levels of ICIFC's personnel and related expenses. No provision for repurchases was taken in 1995 compared to a $655,000 provision taken in 1994. The provision in 1994 was the result of a default on an unsecured loan by one of ICIFC's correspondents. Management does not intend to make unsecured loans to its correspondents in the future.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal liquidity requirements are the result of ICIFC's acquisition of mortgage loans held for sale, mortgage loans and mortgage-backed securities acquired by the Long-Term Investment Operations and the funding of finance receivables by the Warehouse Lending Operations. Pre-Contribution Transaction, ICIFC was funded by ICII through committed reverse repurchase agreements and capital contributions. Historically, SPTL's warehouse lending operations were funded by SPTL through deposits, other borrowings and equity. However, post-Contribution Transaction, ICIFC, the Long-Term Investment Operations and the Warehouse Lending Operations are funded by reverse repurchase agreements, sale of mortgage securities, issuance of CMO's and proceeds from the issuance of common stock.

  During the year ended December 31, 1996, 1995 and 1994 net cash provided by (used in) operating activities was $6.4 million, $(72,000) and $58,000, respectively. Net cash provided by operating activities for the year ended December 31, 1996 increased compared to 1995 due to an increase in net income offset by an increase in accrued interest receivable as a result of increased finance receivables and mortgage loans held for investment. IWLG's warehouse lending activities affected net cash provided by operating activities more significantly during the year ended December 31, 1996 than in prior periods, as a result of significantly more warehouse lending to ICIFC subsequent to the Contribution Transaction. The Company retained an investment portfolio of mortgage loans only subsequent to the Initial Public Offering, and therefore these activities only affected net cash provided by operating activities during the year ended December 31, 1996.

  Net cash provided by (used in) investing activities for the year ended December 31, 1996, 1995 and 1994 was $(330.2) million and $5.0 million, respectively. For the year ended December 31, 1996 and 1995, net cash flows from investing activities increased due to the excess of repayment of finance receivables compared with funding of such receivables, resulting in lower finance receivables due from ICIFC. For the year December 31, 1996 and 1994, net cash flows from investing activities increased due to higher repayments of finance receivables than finance receivables funded. During the year ended December 31, 1996, net cash flows from investing activities decreased due to the Company's decision to create an investment portfolio of mortgage loans and investment securities available for sale.

  Net cash provided by (used in) financing activities for the year ended December 31, 1996, 1995 and 1994 was $344.1 million, $631.5 million and $(5.1)
million, respectively. These net cash figures for the year ended December 31, 1996 and 1995 were affected by the Company's increased investment in CMO collateral and finance receivables, thereby requiring it to raise additional cash to finance such CMO collateral and finance receivables. Post-Contribution Transaction, such borrowings consisted of reverse repurchase agreements and CMO borrowings, while Pre-Contribution Transaction, such borrowings consisted of borrowings from SPTL.

  On the date of the Contribution Transaction, ICIFC entered into a $600 million reverse repurchase agreement with IMH's Warehouse Lending Operations for the purpose of providing ICIFC mortgage loan financing during the period that ICIFC accumulates mortgage loans and when the mortgage loans are securitized and sold. The margins on the reverse repurchase agreements are based on the type of collateral used and generally range from 95% to 100% of the fair market value of the collateral. During 1996, ICIFC acquired
$1.5 billion in mortgages and sold $1.6 billion in mortgage loans to IMH's Long-Term Investment Operations and others and as REMIC securitizations. During 1996, average outstanding borrowings with IMH's Warehouse Lending Operations were $383.3 million as, in most cases, mortgages acquired by ICIFC are securitized or sold within 90 days. During 1996, ICIFC completed four separate REMIC transactions totaling $850.3 million in principal balance of mortgages and supplied mortgages to IMH's Long-Term Investment Operations for two CMO issues totaling $567.0 in principal balance. By securitizing and selling loans on a periodic and consistent basis, the reverse repurchase facility was sufficient to handle liquidity needs during 1996. On December 31, 1996, ICIFC purchased residual interests in securitizations from ICII. The residual interests total $46.9 million and are financed by an intercompany payable with ICII. The borrowing requires monthly payment of interest at a current interest rate of 12% and has no stated maturity.

  At December 31, 1996, the Company had $474.5 million of CMO borrowings used to finance $501.7 million of CMO collateral held by the Long-Term Investment Operations. The Company uses CMO borrowings to finance substantially all of its mortgage loan investment portfolio as a means of eliminating certain risks associated with reverse repurchase agreements (such as the potential need for deposits of additional collateral) that are not present with CMO borrowings. Terms of the CMO borrowings require that the mortgages be held by an independent third party custodian, with the interest rate on the borrowings ranging from 32 basis points to 50 basis points over one-month LIBOR. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from the rating agencies. Total credit loss exposure to the Company is limited to the equity invested in the CMOs at any point in time.

  At December 31, 1996, the Company had a $250 million committed financing facility as well as additional uncommitted facilities to provide financing for the Company's three businesses. Terms of the reverse repurchase agreements require that the mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates quoted vary from 65 basis points to 100 basis points over one-month LIBOR, depending on the type of collateral provided by the Company. The margins on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 90% to 98% of the fair market value of the collateral.

  By December 31, 1996, the Company had utilized all of the net proceeds from its Initial Public Offering and subsequent offerings to provide funding for the Warehouse Lending Operations and to increase its Long-Term Investment Operations and its Conduit Operations. Management believes that cash flow from operations and the aforementioned potential financing arrangements is sufficient to meet the current liquidity needs of the three businesses.

INFLATION

  The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company's operations are monetary in nature. As a result, interest rates have a greater impact on the Company's operations' performance than do the effects of general levels of inflation. Inflation affects the Company's operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
Independent Auditors' Report...............................................  40
Consolidated Balance Sheets................................................  41
Consolidated Statements of Operations......................................  42
Consolidated Statements of Changes in Stockholders' Equity.................  43
Consolidated Statements of Cash Flows......................................  44
Notes to Consolidated Financial Statements.................................  45
ICI FUNDING CORPORATION
Independent Auditors' Report...............................................  69
Balance Sheets.............................................................  70
Statements of Operations...................................................  71
Statements of Changes in Shareholders' Equity..............................  72
Statements of Cash Flows...................................................  73
Notes to Financial Statements..............................................  74

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Imperial Credit Mortgage Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Imperial Credit Mortgage Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Credit Mortgage Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" for the year ended December 31, 1995.

                                KMPG Peat Marwick LLP


Orange County, California
March 3, 1997, except as to notes 11 and 15 to the consolidated financial statements which are as of March 31, 1997.

            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,
                            --------------------------
                                1996          1995
                            ------------  ------------
          ASSETS
          ------
Cash and cash equivalents.. $ 22,609,583  $  2,284,482
Investment securities
 available-for-sale........   63,505,551    17,378,238
Loan Receivables:
 CMO collateral............  501,743,986           --
 Finance receivables.......  362,312,342   583,021,113
 Mortgage loans held for
  investment...............      914,541           --
 Allowance for loan losses.   (4,384,381)     (100,000)
                            ------------  ------------
   Net loan receivables....  860,586,488   582,921,113
Investment in ICI Funding
 Corporation...............    9,896,383       865,839
Due from affiliates........    7,708,654       113,089
Accrued interest receiv-
 able......................    7,263,351     1,645,414
Other assets...............      785,230        39,512
Lease payment receivables
 held for sale.............          --      8,440,644
                            ------------  ------------
                            $972,355,240  $613,688,331
                            ============  ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
CMO borrowings............. $474,512,583  $        --
Reverse-repurchase agree-
 ments.....................  357,715,550   567,727,361
Other liabilities..........    5,739,350       725,146
Accrued dividends..........    5,170,000           --
Due to affiliates..........       27,169           --
                            ------------  ------------
  Total liabilities........  843,164,652   568,452,507
                            ------------  ------------
Stockholders' equity:
 Preferred stock, $0.1 par
  value;
  10 million shares
  authorized; none issued
  or outstanding at
  December 31, 1996 and
  1995.....................          --            --
 Common stock, $.01 par
  value;
  50 million shares
  authorized; 9,400,000
  shares issued and
  outstanding at December
  31, 1996, and 4,250,000
  shares issued and
  outstanding at December
  31, 1995 ................       94,000        42,500
 Additional paid-in capi-
  tal......................  135,521,413    44,970,544
 Investment securities val-
  uation allowance.........   (2,458,614)      (92,663)
 Cumulative dividends de-
  clared...................  (15,441,450)          --
 Notes receivable from com-
  mon stock sales..........     (719,642)          --
 Retained earnings.........   12,194,881       315,443
                            ------------  ------------
  Total stockholders' equi-
   ty......................  129,190,588    45,235,824
                            ------------  ------------
Commitments and
 contingencies
Subsequent events
                            $972,355,240  $613,688,331
                            ============  ============

          See accompanying notes to consolidated financial statements.

            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31,
                                           -------------------------------
                                              1996        1995      1994
                                           ----------- ---------- --------
Revenues:
  Interest income......................... $63,673,555 $2,851,216 $292,665
  Equity in net income of ICI Funding
   Corporation............................     902,644  1,489,276  531,688
  Other income............................     592,978    243,155   82,742
                                           ----------- ---------- --------
                                            65,169,177  4,583,647  907,095
                                           ----------- ---------- --------
Expenses:
  Interest on CMO borrowings and reverse
   repurchase agreements..................  44,143,909  1,116,287      --
  Interest on borrowings from SPTL........         --     598,421  126,524
  Provision for loan losses...............   4,349,969    487,505   95,374
  Advisory fee............................   3,346,531     37,888      --
  Professional services...................     741,373     54,336   14,460
  General and administrative expense......     398,419     64,249   67,396
  Personnel expense.......................     309,538     90,737  143,308
                                           ----------- ---------- --------
                                            53,289,739  2,449,423  447,062
                                           ----------- ---------- --------
Income before income taxes................  11,879,438  2,134,224  460,033
Income taxes (benefit)....................         --      75,849  (30,095)
                                           ----------- ---------- --------
  Net income..............................  11,879,438 $2,058,375 $490,128
                                           =========== ========== ========
  Net income per share.................... $      1.98 $      .07      --
                                           =========== ========== ========



          See accompanying notes to consolidated financial statements.

            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                             NOTES
                                                                                           RECEIVABLE
                                                                INVESTMENT                    FROM
                   NUMBER OF            ADDITIONAL              SECURITIES    CUMULATIVE     COMMON                     TOTAL
                    SHARES     COMMON    PAID-IN    CONTRIBUTED  VALUATION    DIVIDENDS      STOCK      RETAINED    STOCKHOLDERS'
                  OUTSTANDING  STOCK     CAPITAL      CAPITAL    ALLOWANCE     DECLARED      SALES      EARNINGS       EQUITY
                  ----------- -------- ------------ ----------- -----------  ------------  ----------  -----------  -------------
Balance,
 December 31,
 1993...........         --   $    --  $        --   $     --   $       --   $        --   $     --    $ 6,005,569  $  6,005,569
Capital
 contribution...         --        --           --     357,558          --            --         --            --        357,558
Net income,
 1994...........         --        --           --         --           --            --         --        490,128       490,128
                   ---------  -------- ------------  ---------  -----------  ------------  ---------   -----------  ------------
Balance,
 December 31,
 1994...........         --        --           --     357,558          --            --         --      6,495,697     6,853,255
Contribution
 Transaction....     500,000     5,000      514,750   (357,558)         --            --         --     (8,238,629)   (8,076,437)
Net proceeds,
 from initial
 public offering.  3,750,000    37,500   44,455,794        --           --            --         --            --     44,493,294
Net income,
 1995...........         --        --           --         --           --            --         --      2,058,375     2,058,375
Securities
 valuation
 allowance, net.         --        --           --         --       (92,663)          --         --            --        (92,663)
                   ---------  -------- ------------  ---------  -----------  ------------  ---------   -----------  ------------
Balance,
 December 31,
 1995...........   4,250,000    42,500   44,970,544        --       (92,663)          --         --        315,443    45,235,824
Cumulative
 dividends
 declared ($2.41
 per share).....         --        --           --         --           --    (15,441,450)       --            --    (15,441,450)
Net proceeds
 from public
 stock offerings.  5,000,000    50,000   87,887,669        --           --            --         --            --     87,937,669
Sale of common
 stock..........     105,000     1,050    2,078,650        --           --            --         --            --      2,079,700
Exercise of
 stock options
 ($13.00 per
 share).........      45,000       450      584,550        --           --            --         --            --        585,000
Notes receivable
 from common
 stock sales....         --        --           --         --           --            --    (719,642)          --       (719,642)
Net income,
 1996...........         --        --           --         --           --            --         --     11,879,438    11,879,438
Securities
 valuation
 allowance, net.         --        --           --         --    (2,365,951)          --         --            --     (2,365,951)
                   ---------  -------- ------------  ---------  -----------  ------------  ---------   -----------  ------------
Balance,
 December 31,
 1996 ..........   9,400,000  $ 94,000 $135,521,413  $     --   $(2,458,614) $(15,441,450) $(719,642)  $12,194,881  $129,190,588
                   =========  ======== ============  =========  ===========  ============  =========   ===========  ============

          See accompanying notes to consolidated financial statements.

            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          FOR THE YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          1996           1995          1994
                                      -------------  -------------  -----------
 Cash flows from operating activi-
  ties:
  Net income.......................   $  11,879,438  $   2,058,375  $   490,128
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
  Equity in net income of ICI
   Funding Corporation.............        (902,644)    (1,489,276)    (531,688)
  Provision for loan losses........       4,349,969        487,505       95,374
  Net change in accrued interest on
   loans and investments...........      (5,617,937)    (1,701,133)       4,565
  Net change in other assets and
   liabilities.....................      (3,299,910)       572,545          --
                                      -------------  -------------  -----------
   Net cash provided by (used in)
    operating activities...........       6,408,916        (71,984)      58,379
                                      -------------  -------------  -----------
 Cash flows from investing activi-
  ties:
  Net change in CMO collateral.....    (501,743,986)           --           --
  Net change in finance
   receivables.....................     220,708,771   (602,737,414)   5,015,658
  Net change in mortgage loans held
   for investment..................        (980,129)           --           --
  Purchases of investment
   securities available-for-sale...     (64,331,483)   (17,470,901)         --
  Sales of investment securities
   available-for-sale..............      14,370,157            --           --
  Principal reductions on
   securities available-for-sale...       1,468,062            --           --
  Net decrease (increase) in lease
   payment receivables.............       8,440,644     (8,440,644)         --
  Contributions to ICIFC...........      (8,127,900)      (495,000)         --
                                      -------------  -------------  -----------
   Net cash provided by (used in)
    investing activities...........    (330,195,864)  (629,143,959)   5,015,658
                                      -------------  -------------  -----------
 Cash flows from financing activi-
  ties:
  Proceeds from public stock
   offerings, net..................      87,937,669     44,493,294          --
  Net change in borrowings from
   SPTL............................             --      19,279,770   (5,074,037)
  Net change in reverse-repurchase
   agreements......................    (210,011,811)   567,727,361          --
  Net change in CMO borrowings.....     474,512,583            --           --
  Dividends paid...................     (10,271,450)           --           --
  Proceeds from sale of additional
   common stock....................       2,079,700            --           --
  Proceeds from exercise of stock
   options.........................         585,000            --           --
  Advances to purchase common
   stock...........................        (719,642)           --           --
                                      -------------  -------------  -----------
   Net cash provided by (used in)
    financing activities...........     344,112,049    631,500,425   (5,074,037)
                                      -------------  -------------  -----------
 Net change in cash and cash
  equivalents......................      20,325,101      2,284,482          --
 Cash and cash equivalents at
  beginning of year................       2,284,482            --           --
                                      -------------  -------------  -----------
 Cash and cash equivalents at end
  of year..........................   $  22,609,583  $   2,284,482  $       --
                                      =============  =============  ===========
 Supplementary information:
  Interest paid....................   $  42,544,542  $   1,714,708  $   126,524
  Income taxes paid (refunded).....             --             --       (30,095)
                                      =============  =============  ===========
 Non-cash transactions:
 Contribution Transaction on
 November 20, 1995:
 Net assets reverted to ICII and
 SPTL:
  Finance receivables..............   $         --   $  22,353,236  $       --
  Investment in ICIFC..............             --       7,973,245          --
  Accrued interest receivable......             --          60,855          --
  Borrowings from SPTL.............             --      21,791,149          --
  Contributed capital..............             --         357,558          --
  Retained earnings................             --       8,238,629          --
 Contribution by ICII of 100% of
 the preferred stock
 of ICI Funding Corporation
 (representing
 a 99% economic interest)..........             --         519,750          --
 Unrealized losses on investment
  securities available-for-sale....      (2,365,951)       (92,663)         --
 Accrued dividends.................       5,170,000            --           --

          See accompanying notes to consolidated financial statements.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 BUSINESS

  Imperial Credit Mortgage Holdings, Inc. and its wholly-owned subsidiaries, Imperial Warehouse Lending Group (IWLG) and IMH Assets Corp. (IMH Assets), (IMH or the Company) is a Maryland corporation formed on August 28, 1995 that operates three businesses, two of which were formerly owned and operated by Imperial Credit Industries, Inc. (ICII), a leading diversified financial services company and mortgage bank. IMH intends to operate so as to qualify as a real estate investment trust (REIT) under the requirements of the Internal Revenue Code. The business objectives are discussed in the succeeding three paragraphs.

  The Long-Term Investment Operations, a newly created business, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans. The Long-Term Investment Operations also invest, to a lesser extent, in second mortgages.

  The Conduit Operations, conducted in ICI Funding Corporation (ICIFC), primarily purchases non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of third party correspondents and subsequently securitizes or sells such loans to permanent investors. ICIFC, in addition to its ongoing securitizations and sales to third party investors, supports the Long-Term Investment Operations of the Company by supplying IMH with non-conforming mortgage loans and securities backed by non-conforming mortgage loans.

  The Warehouse Lending Operations provides short-term lines of credit to ICIFC and other approved mortgage banks, most of which are correspondents of ICIFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors.

 CONTRIBUTION TRANSACTION

  On November 20, 1995, the effective date of IMH's initial public offering (Initial Public Offering), ICII contributed to ICIFC certain operating assets and certain customer lists of ICII's mortgage conduit operations, including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans, subject to rate locks from correspondents, in exchange for shares representing 100% of the common stock and 100% of the non-voting preferred stock of ICIFC. Simultaneously, on the effective date of the Initial Public Offering, in exchange for 500,000 shares of IMH Common Stock, ICII (1) contributed to IMH all of the outstanding non-voting preferred stock of ICIFC, which represents 99% of the economic interest in ICIFC, (2) caused Southern Pacific Thrift and Loan Association (SPTL), a wholly owned subsidiary of ICII, to contribute to IMH certain operating assets and certain customer lists of SPTL's warehouse lending division, and (3) executed an agreement not to compete and a right of first refusal agreement, each having a term of two years from the effective date of the Initial Public Offering. This contribution is known as the "Contribution Transaction." All of the outstanding shares of common stock of ICIFC were retained by ICII. Lastly, IMH contributed all of the aforementioned operating assets of SPTL's warehouse lending operations contributed to it by SPTL to IWLG in exchange for shares representing 100% of the common stock of IWLG thereby forming it as a wholly owned subsidiary. On the effective date of the Initial Public Offering, the net tangible book value of the assets contributed pursuant to the Contribution Transaction was $525,000. The assets contributed were recorded by IMH at the net book value of SPTL and ICII. ICII and SPTL retained all other assets and liabilities related to the contributed operations which consist of mortgage servicing rights (MSRs), finance receivables and advances made by ICII and SPTL to fund mortgage conduit loan acquisitions and to fund finance receivables.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

 BASIS OF FINANCIAL STATEMENT PRESENTATION

  Prior to the Contribution Transaction, the operations of IWLG are combined with the Company in a manner similar to a "pooling-of-interests" and the Company's investment in ICIFC is recorded using the equity method of accounting, with the accompanying consolidated financial statements and notes reflecting the historical operations of IWLG for those periods presented.

  The historical operations of IWLG, formerly a division of SPTL, have been presented in the consolidated financial statements for the period January 1, 1995 to November 19, 1995 and for the year ended December 31, 1994 as a stand-alone company. Certain adjustments, as described below, were made to historical operations in order to provide fair presentation of the financial operations of IWLG.

  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

  All material intercompany balances and transactions with IMH's consolidated subsidiaries (IWLG and IMH Assets) have been eliminated in consolidation.

 CASH AND CASH EQUIVALENTS

  For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash and money market mutual funds. The Company considers investments with maturities of three months or less at date of acquisition to be cash equivalents.

 BORROWINGS FROM SPTL

  Historical operations of IWLG have been adjusted to reflect the funding of net assets by SPTL. These borrowings were recorded at no more than 98% of total finance receivables which is the maximum advance rate allowed under current ICII warehouse lines of credit. Additionally, the historical operations of IWLG have been adjusted to reflect the estimated interest charges on these borrowings. In order to reflect all costs of doing business in the financial statements, interest charges have been allocated to IWLG in the accompanying consolidated statements of operations.

  The interest charges allocated are based upon estimated average borrowings balances of IWLG and SPTL's average cost of funds, which were computed based on a weighted average of SPTL borrowings. The average borrowings and interest rates used to determine the interest on IWLG borrowings are as follows:

                                                       JANUARY 1,     FOR THE
                                                      1995 THROUGH   YEAR ENDED
                                                      NOVEMBER 19,  DECEMBER 31,
                                                          1995          1994
                                                      ------------- ------------
      Estimated average borrowings...................  $11,258,467   $3,045,442
      Interest rate..................................         5.80%        4.15%
      Interest allocation............................  $   598,421   $  126,524

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

 EQUITY

  Prior to the effective date of the offering, IWLG had no capital or retained earnings recorded in its accounts. To properly reflect the historical financial operations of IWLG, retained earnings were recorded as a result of net income or loss from operations on an adjusted historical basis.

 INVESTMENT IN ICI FUNDING CORPORATION

  The Company records its investment in ICIFC on the equity method. ICII owns all of the common stock of ICIFC and is entitled to 1% of the earnings or loss of ICIFC. The Company is entitled to 99% of the earnings or losses of ICIFC through its ownership of all of the non-voting preferred stock in ICIFC. ICIFC is a mortgage loan conduit organization, which purchases mortgage loans and subsequently securitizes or sells such loans to permanent investors, including IMH (see notes 15 and 16). Gain or loss on the sale of loans or securities by ICIFC to IMH are deferred and amortized or accreted for gain or loss on sale over the estimated life of the loans or securities using the interest method.

 INVESTMENT SECURITIES AVAILABLE-FOR-SALE

  The Company classifies investment and mortgage-backed securities as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment and mortgage-backed securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses, net of related income taxes, as a separate component of stockholders' equity, and trading securities are reported at fair value with unrealized gains and losses reported in income. Discounts obtained on investment securities are amortized to interest income over the estimated life of the investment securities using the interest method.

  At December 31, 1996, the Company's investment securities available-for-sale included $37.9 million of subordinated securities collateralized by mortgages and $15.4 million of securities collateralized by other loans, of which $10.1 million is subordinated. In general, subordinated classes of a particular series of securities bear all losses prior to the related senior classes. In connection with ICIFC's REMIC securitizations of $835.2 million for the year ended December 31, 1996, IMH has purchased $32.5 million of securities as regular interests. At December 31, 1996, such regular interests included $117,000 of "principal-only" and $10.1 million of "interest-only" securities. Such retained securities or investments may subject the Company to credit, interest rate and/or prepayment risks.

  The Company's investment securities are held as available-for-sale, reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. As the Company qualifies as a REIT and no income taxes are paid, the unrealized gains and losses are reported gross in stockholders' equity.

 MORTGAGE LOANS HELD FOR INVESTMENT AND COLLATERALIZED MORTGAGE OBLIGATIONS
(CMO) COLLATERAL

  The Company purchases certain non-conforming mortgage loans to be held as long-term investments or as collateral for CMOs. Mortgage loans held for investment and CMO collateral are recorded at cost at the date of purchase. Mortgage loans held for investment and CMO collateral include various types of adjustable-rate loans secured by mortgages on single-family residential real estate properties and fixed-rate loans secured by second trust deeds on single-family residential real estate properties, accounting for 92.0% and 8.0%, respectively, of the long-term investment portfolio and CMO collateral at December 31, 1996. At December 31, 1995 the Company had no mortgage loans held for investment. Approximately 56.2% of the mortgage loans held for investment and CMO collateral at December 31, 1996 were collateralized by properties located in California. Premiums and discounts related to these loans are amortized over their estimated lives using the interest method. Loans are continually evaluated for collectibility and, if appropriate, the loan may be placed on nonaccrual status, generally 90 days past due, and previously accrued interest reversed from income.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  The Company maintains an allowance for losses on mortgage loans held for investment and CMO collateral at an amount which it believes is sufficient to provide adequate protection against future losses in the mortgage loans portfolio. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known impaired loans and other factors such as changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay. A provision is recorded for all loans or portions thereof deemed to be uncollectible thereby increasing the allowance for loan losses.

 COLLATERALIZED MORTGAGE OBLIGATIONS

  The Company issues CMOs secured primarily by non-conforming mortgage loans as a means of financing its long-term investment operations. For accounting and tax purposes, the mortgage loans financed through the issuance of CMOs are treated as assets of the Company and the CMOs are treated as debt of the Company. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt and any investment income on such collateral. The maturity of each class of CMO is directly affected by the rate of principal prepayments on the related CMO collateral. Each CMO series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than the stated maturities of the underlying mortgage loans. The weighted average maturity of the CMO collateral ranges from 14 to 29 years. The CMOs are structured as one month LIBOR "floaters" with interest payable monthly at LIBOR plus 0.32% to 0.50%, currently increasing to LIBOR plus 1.00% to 1.32% after seven years.

  The long-term investment operations earns the net interest spread between the interest income on the mortgage loans and the interest and other expenses associated with the CMO debt. The net interest spread may be directly impacted by the levels of prepayment of the underlying mortgage loans and, to the extent CMO classes have variable rates of interest, may be affected by changes in short-term interest rates. As of December 31, 1996, the Company had outstanding CMO debt of $474.5 million and corresponding mortgage loans held as collateral of $501.7 million.

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

  Finance receivables are stated at the principal balance outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the loans. Finance receivables are continually evaluated for

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES collectibility and, if appropriate, the receivable is placed on non accrual status, generally 90 days past due. Future collections of interest income are included in interest income or applied to the loan balance based on an assessment of the likelihood that the loans will be repaid.

 INCOME TAXES

  IWLG did not record income taxes in its historical operations. The accompanying consolidated financial statements reflect income taxes (benefit) for IWLG as if it had been a separate subsidiary of SPTL for the period January 1, 1995 through November 19, 1995 and the year ended December 31, 1994. As a separate subsidiary of SPTL, IWLG would file a consolidated Federal income tax return and a combined California franchise tax return with ICII. ICII's income tax allocation policy for financial statement purposes is to allocate income tax provision or benefit based on income (loss) before income taxes (benefit) of each entity within its consolidated group, adjusted for nontaxable or nondeductible items of income and expense. ICIFC's taxable income is included in ICII's Federal and State income tax returns. Post-Contribution, ICIFC files its own tax return.

  Prior to the Contribution Transaction, deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  IMH intends to operate so as to qualify as a real estate investment trust
(REIT) under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of IMH's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 95% of its taxable income to its stockholders, the distribution of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax and the remaining balance may extend until timely filing of its tax return in its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. Although IMH did not make any distributions during the calendar year of 1995, it retained its qualified REIT status and eliminated its 1995 taxable income by making a qualified distribution after the close of the 1995 taxable year in accordance with the provisions of section 858 of the Code. IMH satisfied the requirements of section 858 of the Code and elected to apply amounts out of its first distributions in calendar year 1996 to effectively distribute 100% of its 1995 taxable income. The 1995 provision for income taxes for IMH in the consolidated financial statements pertains to the period prior to the Contribution Transaction. If in any tax year IMH should not qualify as a REIT, it would be taxed as a corporation and distributions to the stockholders would not be deductible in computing taxable income. If IMH were to fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years.

 ADVERTISING

  The Company accounts for its advertising costs as non-direct response advertising. Accordingly, advertising costs are expensed as incurred.

 NET INCOME PER SHARE

  Net income per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding for the period. Primary and fully diluted earnings per share are approximately the same for all periods presented.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  Net income per share for December 31, 1996 and for the period from November 20, 1995 through December 31, 1995, as if all stock options and ICII ownership interest in IMH were outstanding for the year ended December 31, 1996 and after the Offering for the period from November 20, 1995 through December 31, 1995 is:

                                                        YEAR ENDED  NOVEMBER 20,
                                                         DECEMBER   1995 THROUGH
                                                            31,     DECEMBER 31,
                                                           1996         1995
                                                        ----------- ------------
   Weighted average shares outstanding.................   6,008,256   4,284,015
                                                        ===========  ==========
   Net income.......................................... $11,879,438  $  315,443
                                                        ===========  ==========
   Net income per share................................ $      1.98  $     0.07
                                                        ===========  ==========

  Net income per share for the years ended December 31, 1995 and 1994 is not presented as the information is not meaningful.

 RECLASSIFICATIONS

  Certain items in prior periods have been reclassified to conform to the current presentation.

 MORTGAGE SERVICING RIGHTS

  On May 12, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), as an amendment to SFAS 65. The Company elected to adopt this standard for the year ended December 31, 1995. The impact on the Company from adoption of SFAS 122 is only to the extent mortgage servicing rights are recognized by ICIFC.

 RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supersedes SFAS 122. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfers. SFAS 125 includes specific provisions to deal with servicing assets or liabilities.

  SFAS 125 will be effective for transactions occurring after December 31, 1996 except for certain transactions which according to Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB 125," will be effective if occurring after December 31, 1997. Management does not anticipate that the adoption of SFAS 125 will have a material impact on the Company's financial condition or results of operations.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

2. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

  The Company's mortgage-backed securities are secured by conventional, one-to-four family mortgage loans. The yield to maturity on each security depends on, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. The Company's interest in these securities is subordinated so that, in the event of a loss, payments to senior certificate holders will be made before the Company receives its payments.

  The amortized cost and estimated fair value of mortgage-backed securities available-for-sale are summarized as follows:

                                              DECEMBER 31, 1996
                                -----------------------------------------------
                                              GROSS       GROSS
                                 AMORTIZED  UNREALIZED UNREALIZED    ESTIMATED
                                   COST        GAIN       LOSS      FAIR VALUE
                                ----------- ---------- -----------  -----------
Donaldson, Lufkin and Jenrette
 Series:
  1995-4, Class B-1...........  $ 3,893,755   $  --    $  (424,678) $ 3,469,077
  1995-4, Class B-2...........    1,703,236      --       (585,839)   1,117,397
                                -----------   ------   -----------  -----------
                                  5,596,991      --     (1,010,517)   4,586,474
Salomon Brothers Series:
  1994-2, B1..................    1,918,270      --        (30,239)   1,888,031
  1994-2, B2..................    1,442,744      --        (25,443)   1,417,301
  1995-1, B...................    2,170,965      --        (31,299)   2,139,666
  1995-A, B-2.................    5,293,699      --        (59,581)   5,234,118
  1995-B, B1..................    6,771,473      --        (97,449)   6,674,024
                                -----------   ------   -----------  -----------
                                 17,597,151      --       (244,011)  17,353,140
Bear Stearns Mortgage
 Securities, Inc. Series:
  1996-3, X...................    5,872,018      --       (787,928)   5,084,090
  1996-4, X...................    5,730,333      --       (678,157)   5,052,176
  1996-4, PO..................      116,683    2,122           --       118,805
  1996-9, PO..................        2,261      --            --         2,261
  1996-3, Class B-4...........    1,071,332      --        (13,707)   1,057,625
  1996-3, Class B-5...........      586,167      --        (67,314)     518,853
  1996-3, Class B-6...........      441,971      --        (91,262)     350,709
  1996-4, Class B-4...........    1,233,447      --         (7,130)   1,226,317
  1996-4, Class B-5...........      323,887      --        (32,969)     290,918
  1996-4, Class B-6...........      423,123      --        (89,750)     333,373
  1996-9, Class B-4...........      895,258      --            --       895,258
  1996-9, Class B-5...........      233,429      --            --       233,429
  1996-9, Class B-6...........      309,712      --            --       309,712
                                -----------   ------   -----------  -----------
                                 17,239,621    2,122    (1,768,217)  15,473,526
                                -----------   ------   -----------  -----------
Walsh Securities Series 1996-
 1, Class B...................   10,786,806      --        (60,908)  10,725,898
                                -----------   ------   -----------  -----------
                                $51,220,569   $2,122   $(3,083,653) $48,139,038
                                ===========   ======   ===========  ===========

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                                                 DECEMBER 31, 1995
                                   ---------------------------------------------
                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED  ESTIMATED
                                      COST        GAIN       LOSS    FAIR VALUE
                                   ----------- ---------- ---------- -----------
Donaldson, Lufkin and Jenrette
 Series:
  1995-Q6, Class B-1.............  $ 6,585,440       --    $(36,496) $ 6,548,944
  1995-4, Class B-1..............    3,793,799       --      (7,962)   3,785,837
  1995-4, Class B-2..............    1,641,124       --      (4,321)   1,636,803
Salomon Brothers Series VII 95-A,
 Class B-2.......................    5,450,538       --     (43,884)   5,406,654
                                   -----------  --------   --------  -----------
                                   $17,470,901       --    $(92,663) $17,378,238
                                   ===========  ========   ========  ===========

  The Company holds other securities available-for-sale with estimated fair values as follows:

                                                 DECEMBER 31, 1996
                                   ---------------------------------------------
                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED  ESTIMATED
                                      COST        GAIN       LOSS    FAIR VALUE
                                   ----------- ---------- ---------- -----------
Imperial Credit Industries, Inc.
 9 3/4% Senior Notes.............  $ 4,552,083  $622,917   $    --   $ 5,175,000
Franchise Loan Receivables Trust
 1995-B..........................    2,800,687       --         --     2,800,687

Franchise Mortgage Acceptance
 Corp. Series:
  1996-B, Class D................    5,104,125       --         --     5,104,125
  1996-B, Class E................    2,286,701       --         --     2,286,701
                                   -----------  --------   --------  -----------
                                     7,390,826       --         --     7,390,826
                                   -----------  --------   --------  -----------
                                   $14,743,596  $622,917   $    --   $15,366,513
                                   ===========  ========   ========  ===========

  There were no other securities available-for-sale at December 31, 1995.

3. CMO COLLATERAL

  CMO collateral consists of the following:

                                                               AT DECEMBER 31,
                                                                    1996
                                                               ---------------
      Loans secured primarily by single-family residential
       real estate properties.................................  $486,402,641
      Premiums on loans.......................................    13,507,549
      Securitization expenses related to issuance of CMOs.....     1,833,796
                                                                ------------
                                                                $501,743,986
                                                                ============

4. FINANCE RECEIVABLES

  The Company's finance receivables represent warehouse lines of credit with mortgage banking companies collateralized by mortgage loans on single family residences. Because of the concentration of mortgage loans underlying the Company's finance receivables located in California, which was approximately 47% and 63% at December 31, 1996 and 1995, respectively, a significant decline in regional economic conditions, or some other regional catastrophe, could result in mortgage banking companies being unable to sell mortgage loans and the Company suffering losses on their warehouse lines or in fewer mortgage loans available for warehouse lending by the Company and ultimately a decline in interest income and fee income.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  Finance receivables consist of the following:

                                                           AT DECEMBER 31,
                                                      -------------------------
                                                          1996         1995
                                                      ------------ ------------
   Due from ICIFC.................................... $327,421,991 $550,290,862
   Due from other mortgage banking companies.........   34,890,351   32,730,251
                                                      ------------ ------------
                                                      $362,312,342 $583,021,113
                                                      ============ ============

  The Company earns interest rates at prime (8.5% at December 31, 1996) on warehouse lines to ICIFC and prime to prime plus two percent on its warehouse lines to other mortgage banking companies. These lines have maturities which range from on demand to one year and are generally collateralized by mortgages on single family residences.

5. ALLOWANCE FOR LOAN LOSSES

  Activity in the allowance for loan losses was as follows:

                                              FOR THE YEAR ENDED DECEMBER 31,
                                              -----------------------------------
                                                 1996         1995       1994
                                              -----------  ----------  ----------
   Balance, beginning of period.............. $   100,000  $   95,374  $    --
   Provision for loan losses.................   4,349,969     487,505    95,374
   Charge-offs...............................    (145,247)   (482,879)      --
   Recoveries................................      79,659         --        --
                                              -----------  ----------  --------
   Balance, end of period.................... $ 4,384,381  $  100,000  $ 95,374
                                              ===========  ==========  ========

  The charge-offs for 1995 reflected in the above table were recorded prior to the effective date of the Initial Public Offering and are related to one borrower.

6. REVERSE-REPURCHASE AGREEMENTS

  IMH enters into reverse-repurchase agreements with major brokerage firms for its mortgage warehouse lending operations and to fund the purchase of mortgage loans and mortgage-backed securities. Mortgage loans underlying certain of the agreements are delivered to the dealers that arrange the transactions. The following tables present information regarding reverse-repurchase agreements:

                                                AT DECEMBER 31, 1996
                                     -------------------------------------------
                                       REVERSE
                                      REPURCHASE   UNDERLYING
   UNDERLYING COLLATERAL              LIABILITY    COLLATERAL    MATURITY DATE
   ---------------------             ------------ ------------ -----------------
   PaineWebber:
     Mortgage loans................. $244,960,435 $258,559,264 February 28, 1997
   Morgan Stanley:
     Mortgage loans.................   99,143,988  110,539,568     July 28, 1997
   Greenwich Capital:
     MBS Walsh Securities 1996-1....    9,691,717   10,710,248   January 7, 1997
   Bear Stearns:
     MBS Bear Stearns 1996-4 X......    3,919,410    5,002,624  January 29, 1997
                                     ------------ ------------
         Total...................... $357,715,550 $384,811,704
                                     ============ ============

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  The Company has not received a formal renewal of the reverse-repurchase agreement with PaineWebber. However, PaineWebber continues to provide reverse-repurchase financing under the same terms and conditions as existed under the agreement which matured on February 28, 1997. Reverse-repurchase agreements with Greenwich Capital and Bear Stearns have been renewed until April 28, 1997 and April 18, 1997, respectively.

                                                 AT DECEMBER 31, 1995
                                      ------------------------------------------
                                        REVERSE     UNDERLYING
   UNDERLYING COLLATERAL               REPURCHASE   COLLATERAL   MATURITY DATE
   ---------------------              ------------ ------------ ----------------
   PaineWebber:
     Mortgage loans.................. $239,628,464 $251,423,244 January 8, 1996
   Merrill Lynch:
     Mortgage loans..................  323,180,005  332,660,022 January 25, 1996
   Salomon Brothers:
     MBS Salomon 1995-A..............    4,918,892    5,406,654 January 5, 1996
                                      ------------ ------------
         Total....................... $567,727,361 $589,489,920
                                      ============ ============

  At December 31, 1996 and December 31, 1995, reverse-repurchase agreements includes accrued interest payable of $2,207,677 and $1,075,511, respectively.

  The following table presents certain information on reverse-repurchase agreements, excluding accrued interest payable:

                                                     DECEMBER 31,  DECEMBER 31,
                                                         1996          1995
                                                     ------------  ------------
   Maximum Month-End Outstanding Balance............ $475,549,629  $566,651,850
   Average Balance Outstanding......................  392,850,109    16,343,476
   Weighted Average Rate............................         6.19%         6.83%

  The maximum amount available under the reverse-repurchase agreement at December 31, 1996 and December 31, 1995 is $750 million and $623 million, respectively.

7. INCOME TAXES

  The Company, as a qualified REIT for the year ended December 31, 1996 and for the period from November 20, 1995 to December 31, 1995 is not subject to income taxes. The Company's income taxes (benefit) for the periods prior to its formation of IMH as a REIT are as follows:

                                                          JANUARY 1,
                                                         1995 THROUGH
                                                         NOVEMBER 19,
                                                             1995       1994
                                                         ------------ --------
   Current:
     Federal............................................   $36,951    $(10,775)
     State..............................................     2,054       2,555
                                                           -------    --------
       Total current....................................    39,005      (8,220)
                                                           -------    --------
   Deferred:
     Federal............................................    26,257     (11,602)
     State..............................................    10,587     (10,273)
                                                           -------    --------
       Total deferred...................................    36,844     (21,875)
                                                           -------    --------
   Total income taxes (benefit).........................   $75,849    $(30,095)
                                                           =======    ========

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  The income tax provision prior to the formation of IMH as a REIT differs from statutory Federal corporate income tax rate primarily due to state income taxes and equity in earnings of ICIFC.

  Deferred income taxes arise from differences in the bases of assets and liabilities for tax and financial reporting purposes. The following table shows the primary components of the IWLG's net deferred taxes at December 31, 1994:

      Deferred tax assets:
        Allowance for finance receivable losses........................ $40,057
        Other..........................................................   3,597
                                                                        -------
          Total........................................................  43,654
        Valuation allowance............................................     --
                                                                        -------
        Deferred tax assets, net of valuation allowance................  43,654
      Deferred tax liabilities:
        State taxes....................................................  (2,701)
                                                                        -------
          Total........................................................  (2,701)
                                                                        -------
      Net deferred tax assets (included in borrowings from SPTL)....... $40,953
                                                                        =======

  The Company had no deferred taxes at December 31, 1996 and 1995.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities and available tax carrybacks in making this assessment. Based upon the schedule of reversals and available tax carrybacks, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets. All deferred tax balances were transferred to ICII on November 20, 1995 as part of the Contribution Transaction.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

8. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments as of December 31, 1996 and 1995 is made in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, and SFAS No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments. The estimated fair value amounts have been determined by IMH using available market information and appropriate valuation methodologies; however, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts IMH could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                         DECEMBER 31, 1996   DECEMBER 31, 1995
                                        ------------------- -------------------
                                        CARRYING ESTIMATED  CARRYING ESTIMATED
                                         AMOUNT  FAIR VALUE  AMOUNT  FAIR VALUE
                                        -------- ---------- -------- ----------
                                          (IN THOUSANDS)      (IN THOUSANDS)
Assets:
  Cash and cash equivalents............ $ 22,610  $ 22,610  $ 2,284   $ 2,284
  Investment securities available-for-
   sale................................   63,506    63,506   17,378    17,378
  CMO collateral.......................  501,744   503,962      --        --
  Finance receivables..................  362,312   362,312  583,021   583,021
  Mortgage loans held for investment...      915       915      --        --
  Lease payment receivables held for
   sale................................      --        --     8,441     8,441
Liabilities:
  CMO Borrowings, net of accrued
   interest............................  474,045   474,045      --        --
  Reverse-repurchase agreements, net of
   accrued interest....................  355,508   355,508  566,652   566,652
  Short-term commitments to extend
   credit..............................      --        --       --        --

  The fair value estimates as of December 31, 1996 and 1995 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

  The following describes the methods and assumptions used by IMH in estimating fair values.

 CASH AND CASH EQUIVALENTS

  The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

 INVESTMENT SECURITIES AVAILABLE FOR SALE

  The fair value of investment securities is estimated based on quoted market prices from dealers and brokers for similar types of mortgage-backed securities.

 CMO COLLATERAL

  The fair value of CMO collateral is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

 FINANCE RECEIVABLES

  The fair value approximates the carrying amounts because of the short-term nature of the assets and do not present unanticipated interest rate or credit concerns.

 MORTGAGE LOANS HELD FOR INVESTMENT

  The fair value of mortgage loans held for investment is determined based upon the Company's estimate of the proceeds from the ultimate sale of the underlying collateral of each loan.

 LEASE PAYMENT RECEIVABLES HELD FOR SALE

  The fair value is estimated by discounting future cash flows using credit and discount rates the Company believes reflect the estimated credit, interest rate and prepayment risks associated with similar types of instruments.

 CMO BORROWINGS

  Fair values approximate the carrying amounts because of the variable interest rate nature of the borrowings.

 REVERSE-REPURCHASE AGREEMENTS

  Fair values approximate the carrying amounts because of the short-term maturity of the liabilities and do not present unanticipated interest rate or credit concerns.

 SHORT-TERM COMMITMENTS TO EXTEND CREDIT

  There are no commitment fees associated with IMH's lines of credit extended under the warehouse lending program. Accordingly, these commitments do not have an estimated fair value.

9. EMPLOYEE BENEFIT PLANS

 PROFIT SHARING AND 401(k) PLAN

  Under ICII's 401(k) plan, employees of the Company may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. An additional Company contribution may be made at the discretion of the Company.

  The Company does not have its own 401(K) or profit sharing plan. As such, employees of the Company participate in ICII's 401(K) plan. The Company's matching and discretionary contributions were not significant for any period presented.

10. RELATED PARTY TRANSACTIONS

 RELATED PARTY COST ALLOCATIONS AND CHARGES

  Prior to the Contribution Transaction, IWLG was allocated various costs from SPTL and charged for certain ICII services. The costs of these services were not directly attributable to IWLG and primarily include general corporate overhead such as human resources, data processing, professional services, telephone and other communications, and general and administrative expense including a fixed asset user charge. These expenses were allocated or charged based typically on a per employee basis, which management believes is reasonable.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Total related party allocations and charges for the period January 1, 1995 through November 19, 1995, and for the year ended December 31, 1994 were $46,865 and $56,128, respectively.

  Interest income recorded by the Company, related to finance receivables due from ICIFC, was $31.8 million and $1.3 million for the years ended December 31, 1996 and 1995, respectively.

  On the effective date of the Initial Public Offering, IMH entered into a services agreement with ICII under which ICII provides various services to the Company, including data processing, human resource administration, general ledger accounts, check processing, remittance processing and payment of accounts payable. ICII charges fees for each of the services based upon usage. As part of the services provided, ICII provides IWLG with insurance coverage and self insurance programs, including health insurance. The charge to IWLG for coverage is based upon a pro rata portion of the costs to ICII for its various policies. Total charges for the year ended December 31, 1996 and for the period November 20, 1995 through December 31, 1995 were $54,981 and $4,462, respectively.

 CASH

  Prior to the Contribution Transaction, IWLG had no cash accounts. All operations were funded directly by SPTL. Adjustments were made to IWLG's financial statements to reflect these fundings as borrowings from SPTL. IWLG did not reflect any accounts receivable or payable on its balance sheet prior to the Contribution Transaction because all transactions of IWLG either increased or decreased its borrowings from SPTL.

 PURCHASE OF MORTGAGE-BACKED AND OTHER COLLATERALIZED SECURITIES

  On November 6, 1996, the Company purchased Walsh Acceptance Corporation mortgage pass-through certificates series 1996-1, Class B issued September 30, 1996 for $10.7 million, net of a discount of $1.2 million to yield 9.3%. James Walsh, a director of the Company, is an Executive Vice President of Walsh Securities, Inc.

  During the year ended December 31, 1996, IMH purchased $32.5 million of subordinated mortgage-backed securities in connection with ICIFC's REMIC securitizations for $26.8 million, resulting in discounts of $5.7 million.

  On December 31, 1996, the Company purchased Franchise Mortgage Acceptance Corporation Series 1996-B Class D and E securities. The securities are collateralized by loans originated by Franchise Mortgage Acceptance Corp. LLC ("FMAC"), a subsidiary of ICII. The Company purchased the Class D and E securities for $2.3 million and $5.1 million, respectively, net of a discount of $1.9 million and $2.4 million, respectively.

 PURCHASE OF BULK MORTGAGE LOANS

  On March 29, 1996, IMH purchased from ICIFC bulk mortgage loan packages of 30-year fully amortizing six-month adjustable LIBOR and 15-year fixed rate second trust deed mortgages having a principal balance of $276.3 million and $34.7 million with premiums paid of $2.8 million and $1.2 million, respectively. Servicing rights on all mortgage loans were retained by ICIFC.

  On August 28, 1996, IMH purchased from ICIFC bulk mortgage loan packages of 30-year fully amortizing six-month and two-year adjustable LIBOR and 15-year fixed rate second trust deed mortgages having a principal balance of $255.8 million and $9.6 million with premiums of $10.8 million and $408,000, respectively. Servicing rights on all mortgage loans were retained by ICIFC.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

 PURCHASE OF SUBORDINATED LEASE RECEIVABLES

  On December 29, 1995, IMH purchased a subordinated interest in a lease receivable securitization from Imperial Business Credit, Inc. (IBC) a wholly-owned subsidiary of ICII. The lease receivables underlying the security were originated by IBC. IMH purchased the subordinated lease receivable at the present value of estimated cash flows based on a discount rate of 12% amounting to a purchase price of $8.4 million. On May 31, 1996, IMH sold the subordinated interest to IBC at no gain or loss.

 PURCHASE AND SUBSEQUENT SALE OF FRANCHISE LOANS RECEIVABLES

  On March 28, 1996, the Company purchased the beneficial interest in the Class A Trust Certificate for the Franchisee Loan Receivables Trust 1995-B ("Franchise Loans Receivables"). The trust is securitized by loans originated by FMAC LLC, a subsidiary of ICII. The purchase price was $2.8 million based upon a discount rate of 16%. On January 30, 1997, the Company sold the Franchise Loans Receivables to ICIFC at carrying value, which approximated fair value. No gain or loss was recorded on the sale. The Company was under no obligation to sell the securities.

 PURCHASE AND SUBSEQUENT REDEMPTION OF ICII SENIOR NOTES

  On March 8, 1996, the Company purchased from ICII $5.0 million of its Senior Note obligations for $4.5 million plus accrued interest. On January 24, 1997, the Company redeemed the Senior Notes for $5.2 million, resulting in a gain of $648,000.

 NON-COMPETE AGREEMENT AND RIGHT OF FIRST REFUSAL AGREEMENT

  Pursuant to the Non-Compete Agreement, ICII and any entity of which ICII owns more than 25% of the voting securities (a 25% entity) may not compete with the Company's Warehouse Lending Operations and may not establish a network of third party correspondent loan originators or another end-investor in non-conforming mortgage loans. The agreement expires two years from the effective date of the Initial Public Offering.

  Pursuant to the Right of First Refusal Agreement, ICII granted ICIFC a right of first refusal to purchase all non-conforming mortgage loans that ICII or any 25% entity originates or acquires and subsequently offers for sale and ICIFC granted ICII, or any 25% entity designated by ICII, a right of first refusal to purchase all non-conforming mortgage loans that ICIFC acquires and subsequently offers for sale. Additional related party transactions are described elsewhere in the financial statement footnotes.

11. COMMITMENTS AND CONTINGENCIES

 FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

  IMH is a party to financial instruments with off-balance-sheet risk in the normal course of business. Such instruments include short-term commitments to extend credit to borrowers under warehouse lines of credit which involve elements of credit risk. In addition, IMH is exposed to credit loss in the event of nonperformance by the counterparties to the various agreements associated with loan purchases. However, IMH does not anticipate nonperformance by such borrowers or counterparties. Unless noted otherwise, IMH does not require collateral or other security to support such commitments.

  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amounts of forward contracts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts through credit approvals, limits and monitoring procedures.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  In the ordinary course of business, ICIFC is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, ICIFC is required to repurchase mortgage loans if there had been a breach of representations or warranties. IMH has guaranteed the performance obligation of ICIFC under such representation and warranties related to loans included in securitizations.

 LEASE COMMITMENTS

  Minimum rental commitments under a noncancelable premises operating sub-lease with ICII were as follows:

      1997.............................................................  386,900
      1998.............................................................  407,200
      1999.............................................................   51,000
                                                                        --------
        Total.......................................................... $845,100
                                                                        ========

  The sublease agreement was renegotiated and signed with ICII in February 1997 for a lease term of two years expiring in February 1999. Minimum rental commitments reflect rates per the new sublease agreement.

  Rent expense for the years ended December 31, 1996, 1995, and 1994 was $1,812, none, and $19,611, respectively. The greater portion of rent expense associated with the sublease is allocated to ICIFC based on number of employees.

 LOAN COMMITMENTS

  IWLG's warehouse lending program provides secured short-term non-recourse revolving financing to small- and medium-size mortgage originators and ICIFC to finance mortgage loans from the closing of the loans until sold to permanent investors. As of December 31, 1996, the Company had extended 17 committed lines of credit in the aggregate principal amount of approximately $657.6 million, of which $362.3 million was outstanding. IWLG's warehouse lines are non-recourse and IWLG can only look to the sale or liquidation of the mortgage loans as a source of repayment.

 LEGAL PROCEEDINGS

  ComUnity National Asset Corporation, a Maryland corporation v. Thomas O. Markel, Jr., an individual; Homemac Mortgage Bankers, a business association of unknown form; Homemac Corporation, a California corporation; Homemac Finance Corporation; Homemac Institutional Mortgage Corporation, a California corporation; Imperial Credit Mortgage Holdings, Inc., a Maryland corporation; and DOES 1 through 100, inclusive, Orange County Superior Court Case No. 761786 (ComUnity case).

  On March 13, 1997, a mediation was held between the plaintiff and all defendants in the ComUnity case. The case was settled at the mediation for an immaterial amount to be paid by the defendants to the plaintiff. A written settlement memorandum was executed by all parties which is binding and enforceable. Accordingly, this case has been resolved.

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

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  The Company has received an indemnification from the principals of the plaintiff in the above ComUnity case for any present or future claims brought by Perrin against the Company.

  Fortune Mortgage, etc., et al. v. Imperial Credit Industries, Inc., Imperial Credit Mortgage Holdings, Inc., ICI Funding Corp., Imperial Warehouse Lending Group, Inc., William Ashmore, Edward Pollard, Wayne Snavely, and Joseph Tomkinson, Orange County Superior Court Case No. 776153 (Fortune case).

  On March 5, 1997, plaintiffs Fortune Mortgage Corporation and Thomas O. Gephart filed a complaint against the above-named defendants for (1) Fraud;
(2) Negligent Misrepresentation; (3) Conspiracy to Commit Fraud; (4) Aiding and Abetting Fraud; (5) Breach of Contract; (6) Breach of Implied Covenant of Good Faith and Fair Dealing; (7) Rescission, Restitution and Damages; (8) Contractual Indemnity and Reimbursement; (9) Money Had and Received; and (10) Unjust Enrichment.

  Plaintiffs' claims arise out of an Agreement for Purchase and Sale of Assets, dated March 1, 1996, pursuant to which Imperial Credit Industries, Inc. allegedly sold to Imperial First Mortgage, a group of loan production offices located in California. In essence the plaintiffs' Complaint alleges that that sale was induced by fraudulent misrepresentations and omissions, including but not limited to an allegation that the loan production offices were engaged in illegal kickback practices which were not disclosed to the buyer, as well as misrepresentations concerning the volume and profitability of the loan production offices.

  The prayer seeks general damages, special and/or consequential damages, reasonable attorney's fees and costs of suit on all of the causes of action. In addition, the Prayer of the Complaint also seeks exemplary and punitive damages on the first, third and fourth causes of action described above. Several of the causes of action allege specifically that plaintiffs have been damaged in a sum in excess of $2.5 million by virtue of the defendants' conduct, and the tenth cause of action for unjust enrichment alleges that the defendants, and each of them, have been unjustly enriched in a sum in excess of $10 million.

  The Company believes that the Fortune case is without merit and intends to vigorously defend the action.

  The Company is involved in additional litigation arising in the normal course of business of which management believes, based in part upon the advice of legal counsel, will not have a material effect on the Company.

12. MANAGEMENT CONTRACT

  On the effective date of the Offering, the Company entered into an agreement with Imperial Credit Advisors, Inc. (ICAI) for an initial term of one year, to provide specified management services to the Company. These services include the purchase, financing, servicing and administration of mortgage loans and mortgage loan securities.

  As manager of the Company, ICAI receives a per annum base management fee payable monthly in arrears of an amount equal to (1) 3/8 of 1% of Gross Mortgage Assets of IMH comprised of other than Agency Certificates, conforming mortgage loans or mortgage-backed securities secured by or representing interests in conforming mortgage loans, plus (2) 1/8 of 1% of the remainder of Gross Mortgage Assets of IMH plus (3) 1/5 of 1% of the average daily asset balance of the outstanding amounts under IWLG's warehouse lending facilities. A base management fee of $2.1 million and $37,888 was accrued for the years ended December 31, 1996 and 1995, respectively.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  As incentive compensation, ICAI is entitled to receive for each fiscal quarter, an amount equal to 25% of the net income of the Company, before deduction of such incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to the daily average Ten Year U.S. Treasury Rate plus 2%. The Company's incentive compensation calculation will be made quarterly in arrears before any income distributions are made to stockholders for the corresponding period. Incentive compensation of $1,274,336 was accrued for the year ended December 31, 1996. No incentive compensation was accrued for the period November 20, 1995 through December 31, 1995. Pursuant to the Management Agreement, the Company will reserve up to 1/5 of the Company's 25% Incentive Payment for distribution as bonuses to its employees in amounts to be determined by the Company's Board of Directors. Such payment is made in lieu of payment of a like amount to the Manager under the Management Agreement. For the year ended December 31, 1996, the Company recorded $154,751 pursuant to this provision of the Management Agreement.

  The original Management Agreement described above expired on January 31, 1997 and a new 5 year agreement was executed with substantially the same terms except as follows: (1) 75% of the per annum base management fee as calculated above shall be paid to the Manager for services rendered under the agreement. 25% of the per annum base management fee as calculated above shall be reserved by the Company for distribution to participants in its executive bonus pool in amounts to be determined in the sole discretion of the Company's Chief Executive Officer; (2) the Company will reserve up to 1/4 versus 1/5 of the above incentive compensation for distribution as bonuses to participants in its executive bonus pool in amounts to be determined in the sole discretion of the Company's Chief Executive Officer; and (3) net income included in the Return on Capital calculation was changed from net income in accordance with GAAP to net taxable income.

  Concurrent with the management agreement, ICAI entered into a submanagement agreement with ICII for ICII to perform such management services for the Company as ICAI deems necessary.

13. STOCK OPTION PLAN/EXECUTIVE COMPENSATION

  In August, 1995 the Company adopted a Stock Option, Deferred Stock and Restricted Stock Plan (the Stock Option Plan) which provides for the grant of qualified incentive stock options (ISOs), options not qualified (NQSOs) and deferred stock, restricted stock, stock appreciation, dividend equivalent rights and limited stock appreciation rights awards (Awards). The Stock Option Plan is administered by a committee of directors appointed by the Board of Directors and is composed solely of "disinterested persons." ISOs may be granted to the officers and key employees of the Company. NQSOs and Awards may be granted to the directors, officers and key employees of the Company or any of its subsidiaries, to the directors, officers and key employees of ICIFC. At December 31, 1996, shares reserved for issuance pursuant to the Company's Stock Option Plan were 755,000. The Company increased the Stock Option Plan's shares available by 400,000 shares pursuant to a vote taken at the stockholders meeting in July 1996.

  The exercise price for any NQSO or ISO granted under the Stock Option Plan may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding Common Stock) of the fair market value of the shares of Common Stock at the time the NQSO or ISO is granted.

  Under the Stock Option Plan, the Company may make loans available to stock option holders in connection with the exercise of stock options granted under the Stock Option Plan. If shares of Common Stock are pledged as collateral for such indebtedness, the shares may be returned to the Company in satisfaction of the indebtedness. If returned, the shares become available for issuance in connection with future stock options and Awards under the Stock Option Plan.

  Unless previously terminated by the Board of Directors, the Stock Option Plan will terminate in August of 2005. Options granted under the Stock Option Plan will become exercisable as directed by a committee of the Board of Directors at the time of grant.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  A summary of stock options outstanding at December 31, 1996 and 1995 follows:

                                                 1996               1995
                                           ------------------ -----------------
                                                    WEIGHTED-         WEIGHTED-
                                           NUMBER    AVERAGE  NUMBER   AVERAGE
                                             OF     EXERCISE    OF    EXERCISE
                                           SHARES     PRICE   SHARES    PRICE
                                           -------  --------- ------- ---------
   Outstanding at beginning of year....... 310,000    11.50     --       --
   Granted................................ 115,500    20.63   310,000   11.50
   Exercised.............................. (45,000)   13.00     --       --
   Forfeited/Cancelled.................... (15,000)   11.25     --       --
                                           -------            -------
   Outstanding at end of year............. 365,500    14.21   310,000   11.50
                                           =======            =======

  No shares were exercisable at December 31, 1996 or 1995.

  Stock options granted in 1995 become exercisable three years from the date of grant and expire seven years from the date they become exercisable. However, a portion (45,000) of the stock options granted in 1995 became exercisable in 1996 and were exercised.

  Stock options granted in 1996 become exercisable at a rate of 1/3 per year on the anniversary of the date of grant and expire three years from the date they were granted.

  In connection with the exercise of options in 1996, the Company made loans secured by the related stock totaling $720,000 at a current interest rate of 5.63% for a five-year term. Interest on the loans is payable quarterly upon receipt of the dividend payment and the interest rate is set annually by the compensation committee. At each dividend payment date, 50% of excess quarterly stock dividends, after applying the dividend payment to interest due, is required to reduce the principal balance outstanding on the loans. The interest rate on these loans adjusts annually at the discretion of the Board of Directors.

  In November 1995, the FASB issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits the Company to choose either a new fair value based method or the current APB Opinion 25 instrinsic value based method of accounting for its stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net income (loss) computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. SFAS No. 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS No. 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans, and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by nonemployees or to acquire goods or services from outside suppliers or vendors.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  The Company elected to continue to apply the APB Opinion 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options exercisable under SFAS No. 123, the Company's net income and income per share as of December 31, 1996 and after the Offering for the period from November 20, 1995 through December 31, 1995 would have decreased to the pro forma amounts indicated below:

                                                                    NOVEMBER 20,
                                                        YEAR ENDED  1995 THROUGH
                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1995
                                                       ------------ ------------
      Net income as reported.......................... $11,879,438    $315,443
                                                       ===========    ========
      Pro forma net income............................ $11,121,506    $ 44,464
                                                       ===========    ========
      Income per share as reported.................... $      1.98    $    .07
                                                       ===========    ========
      Pro forma income per share...................... $      1.85    $    .01
                                                       ===========    ========

  The derived fair value of the options granted during 1996 and 1995 was approximately $1,814,000 and $589,000, respectively, using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.8%, expected lives of three and ten years, respectively, and expected volatility of 22%.

14. STOCKHOLDERS' EQUITY

  On November 20, 1995, the Company completed its initial public offering of 3,750,000 shares of common stock. The Company raised $44.5 million in the initial public offering, net of $4.3 million in offering expenses. On June 18, 1996, the Company completed a stock offering of 2,500,000 shares of common stock. The Company raised $36.7 million in this stock offering, net of $2.7 million in offering expenses. In July 1996, the Company issued 17,500 shares of common stock raising $260,000 in connection with the over allotment provision of the June offering. On November 18, 1996, the Company completed an additional stock offering of 2,500,000 shares of common stock. The Company raised $51.2 million in this stock offering, net of $3.8 million in offering expenses. In December 1996, the Company issued 87,500 shares of common stock raising $1.8 million in connection with the over allotment provision of the November offering.

  In December 1996, the outside directors of the Company exercised 45,000 shares of common stock at $13.00 per share or $585,000 in proceeds. In conjunction with the exercise of shares, the Company approved loans totaling $720,000 to the outside directors consistent with the Company's stock option loan program.

  During 1996, the Company declared cumulative dividends of $15.4 million or $2.41 per share. The Company distributed 95% or more of its net taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to its common stockholders so as to comply with the REIT provisions of the Internal Revenue Code. Holders of the common stock are entitled to such dividends as the Company's Board of Directors, in its discretion, may declare out of funds available. In the event of liquidation of the Company, holders of common stock are entitled to receive, pro rata, all of the assets of the Company available for distribution. Holders of the common stock have no conversion or preemptive or other subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. At December 31, 1996, and 1995, 50 million shares of common stock were authorized and 9,400,000 and 4,250,000 shares were issued and outstanding, respectively.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  The Company is authorized to issue shares of preferred stock designated in one or more classes or series. The preferred stock may be issued from time to time with such designations, rights and preferences as shall be determined by the Board of Directors. The preferred stock, if issued, may have a preference on dividend payments which could affect the ability of the Company to make dividend distributions to the common stockholders. As of December 31, 1996 and 1995, 10 million shares of preferred stock are authorized and no shares have been issued or are outstanding.

15. SUBSEQUENT EVENTS

  On January 15, 1997, a $0.55 cash dividend, previously declared by the Board of Directors onDecember 19, 1996, was paid to stockholders of record on December 31, 1996.

  On January 24, 1997, Imperial Credit Industries, Inc. redeemed the senior notes for $5.2 million, resulting in a gain of $648,000.

  On January 30, 1997, the Company sold its equity interest in the Franchisee Loan Receivables Trust 1995-B to ICIFC at carrying value, which approximated fair value. No gain or loss was recorded on the sale.

  On January 30, 1997, the Company sold the Franchise Mortgage Acceptance Corp. 1996-B, Class E, securities to ICIFC at carrying value, which approximated fair value. No gain or loss was recorded on the sale.

  On February 25, 1997, the Company's Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. The Company registered 1.7 million shares that will be available from the Company for issuance pursuant to dividend reinvestment and cash purchases.

  On March 13, 1997, the Company settled its lawsuit with ComUnity National Asset Corporation and received indemnification against all present and future losses in the Michele Perrin lawsuit.

  On March 31, 1997, ICII divested itself of its interest in ICIFC by contributing 100% of ICIFC's common stock to certain officers and directors of IMH.

            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

16. ICI FUNDING CORPORATION

  The following condensed financial information summarizes the financial condition, results of operations and cash flows of ICI Funding Corporation:

                            CONDENSED BALANCE SHEETS

                                                  DECEMBER 31,   DECEMBER 31,
                                                      1996         1995
                                                  ------------ ------------
                     ASSETS
Cash............................................. $  4,395,252 $  2,184,344
Residual interests in securitizations............   46,949,383          --
Mortgage loans held for sale.....................  334,104,072  544,274,962
Accrued interest receivable......................    1,844,577    2,984,867
Due from affiliates..............................          --     2,541,743
Mortgage servicing rights........................    8,784,509          --
Premises and equipment, net......................      834,147      516,250
Other assets.....................................    2,258,582      129,205
                                                  ------------ ------------
                                                  $399,170,522 $552,631,371
                                                  ============ ============
      LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings from IWLG............................. $327,421,991 $550,290,862
Due to affiliate.................................   54,802,892          --
Other liabilities................................    4,268,287      117,500
Accrued interest expense.........................    2,681,005    1,348,424
                                                  ------------ ------------
Total liabilities................................  389,174,175  551,756,786
                                                  ------------ ------------
Shareholders' equity:
Preferred stock..................................    9,142,650    1,014,750
Common stock.....................................       92,350       10,250
Retained earnings (accumulated deficit)..........      761,347     (150,415)
                                                  ------------ ------------
Total shareholders' equity.......................    9,996,347      874,585
                                                  ------------ ------------
Commitments and contingencies
                                                  $399,170,522 $552,631,371
                                                  ============ ============

            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1996         1995         1994
                                         -----------  -----------  -----------
Revenues:
  Interest income....................... $32,799,171  $ 1,249,000  $       --
  Gain on sale of loans.................   7,746,545    4,135,373    2,291,143
  Loan servicing income.................   1,250,001    5,158,812    4,042,798
  Gain on sale of servicing rights......         --       369,703    4,188,282
                                         -----------  -----------  -----------
                                          41,795,717   10,912,888   10,522,223
                                         -----------  -----------  -----------
Expenses:
  Interest on borrowings from IWLG......  31,750,751    1,348,424          --
  Interest on borrowings from ICII......         --       436,668      538,100
  General and administrative and other..   7,154,231    3,662,080    6,332,479
  Provision for repurchases.............     686,661          --       655,294
  Amortization of mortgage servicing
   rights...............................     613,491    2,892,341    2,070,387
                                         -----------  -----------  -----------
                                          40,205,134    8,339,513    9,596,260
                                         -----------  -----------  -----------
Income before income taxes..............   1,590,583    2,573,375      925,963
Income taxes............................    (678,821)  (1,069,056)    (388,904)
                                         -----------  -----------  -----------
  Net income............................ $   911,762  $ 1,504,319  $   537,059
                                         ===========  ===========  ===========

            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                        FOR THE YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                        1996            1995          1994
                                   ---------------  -------------  -----------
Cash flows from operating
 activities:
  Net income...................... $       911,762  $   1,504,319  $   537,059
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
   Provision for repurchases and
    loan losses ..................         686,661            --       655,294
   Depreciation and amortization..         739,953      2,911,752    2,219,262
   Gain on sale of servicing
    rights........................             --        (369,703)  (4,188,282)
  Purchase of mortgage loans held
   for sale.......................  (1,542,273,392)  (547,206,202)         --
  Sales and principal reductions
   in mortgage loans held for
   sale...........................   1,752,444,282      2,931,240          --
  Mortgage servicing rights.......      (9,398,000)    (3,865,605)  (8,781,244)
  Net change in borrowings from
   IWLG...........................    (222,868,871)   550,290,862          --
  Net change in accrued interest
   receivable.....................       1,140,290     (2,984,867)         --
  Net change in other assets and
   liabilities....................         (58,630)    (2,553,448)         --
  Net change in due to and due
   from affiliates................      57,344,635            --           --
  Net change in deferred revenue..       1,393,379            --           --
  Net change in accrued interest
   expense........................       1,332,581      1,348,424          --
                                   ---------------  -------------  -----------
  Net cash provided by (used in)
   operating activities...........      41,394,650      2,006,772   (9,557,911)
                                   ---------------  -------------  -----------
Cash flows from investing
 activities:
  Purchase of residual interests
   in securitizations.............     (46,949,383)           --           --
  Purchases of premises and
   equipment......................        (444,359)           --      (433,199)
  Proceeds from sale of servicing
   rights.........................             --       1,250,092    8,996,662
  Advances on loans held for
   investment.....................             --             --      (408,054)
                                   ---------------  -------------  -----------
   Net cash provided by (used in)
    investing activities..........     (47,393,742)     1,250,092    8,155,409
                                   ---------------  -------------  -----------
Cash flows from financing
 activities:
  Net change in borrowings from
   ICII...........................             --      (1,572,520)   1,041,332
  Capital contributions...........       8,210,000        500,000      361,170
                                   ---------------  -------------  -----------
   Net cash provided by (used in)
    financing activities..........       8,210,000     (1,072,520)   1,402,502
                                   ---------------  -------------  -----------
Net change in cash................       2,210,908      2,184,344          --
Cash at beginning of year.........       2,184,344            --           --
                                   ---------------  -------------  -----------
Cash at end of year............... $     4,395,252  $   2,184,344  $       --
                                   ===============  =============  ===========
Supplementary information:
  Interest paid................... $    30,418,170  $   1,785,092  $   538,100
  Taxes paid......................         678,821      1,069,056      388,904
                                   ===============  =============  ===========
Non-cash transactions:
  Contribution Transaction on
   November 20, 1995 net assets
   reverted to ICII:
   Premises and equipment......... $           --   $     498,486  $       --
   Mortgage servicing rights......             --      11,680,939          --
   Borrowings from ICII...........             --       4,125,642          --
   Contributed capital............             --         361,170          --
   Retained earnings..............             --       7,692,613          --

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
ICI Funding Corporation:

We have audited the accompanying balance sheets of ICI Funding Corporation as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICI Funding Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in note 1 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" for the year ended December 31, 1995.

                                          KPMG Peat Marwick LLP

Orange County, California
March 3, 1997, except as
 to Note 10 to the
 financial statements
 which is as of March 31,
 1997

                            ICI FUNDING CORPORATION

                                 BALANCE SHEETS

                                                           DECEMBER 31,
                                                     -------------------------
                                                         1996         1995
                                                     ------------ ------------
                       ASSETS
Cash................................................ $  4,395,252 $  2,184,344
Residual interests in securitizations...............   46,949,383          --
Mortgage loans held for sale........................  334,104,072  544,274,962
Accrued interest receivable.........................    1,844,577    2,984,867
Due from affiliates.................................          --     2,541,743
Mortgage servicing rights...........................    8,784,509          --
Premises and equipment, net.........................      834,147      516,250
Other assets........................................    2,258,582      129,205
                                                     ------------ ------------
                                                     $399,170,522 $552,631,371
                                                     ============ ============
        LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings from IWLG................................ $327,421,991 $550,290,862
Due to affiliates...................................   54,802,892          --
Accrued interest expense............................    2,681,005    1,348,424
Other liabilities...................................    2,874,908      117,500
Deferred revenue....................................    1,393,379          --
                                                     ------------ ------------
  Total liabilities.................................  389,174,175  551,756,786
                                                     ------------ ------------
Shareholders' equity:
  Preferred stock, no par value; 10,000 shares
   authorized; 10,000 shares issued and outstanding
   at December 31, 1996 and 1995 ...................    9,142,650    1,014,750
  Common stock, no par value; 10,000 shares
   authorized; 10,000 shares issued and outstanding
   at December 31, 1996 and 1995 ...................       92,350       10,250
  Retained earnings (accumulated deficit)...........      761,347     (150,415)
                                                     ------------ ------------
    Total shareholders' equity......................    9,996,347      874,585
                                                     ------------ ------------
Commitments and contingencies
Subsequent events
                                                     $399,170,522 $552,631,371
                                                     ============ ============


                See accompanying notes to financial statements.

                            ICI FUNDING CORPORATION

                            STATEMENTS OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1996         1995         1994
                                         -----------  -----------  -----------
Revenues:
  Interest income....................... $32,799,171  $ 1,249,000  $       --
  Gain on sale of loans.................   7,746,545    4,135,373    2,291,143
  Loan servicing income.................   1,250,001    5,158,812    4,042,798
  Gain on sale of servicing rights......         --       369,703    4,188,282
                                         -----------  -----------  -----------
                                          41,795,717   10,912,888   10,522,223
                                         -----------  -----------  -----------
Expenses:
  Interest on borrowings from IWLG......  31,750,751    1,348,424          --
  Interest on borrowings from ICII......         --       436,668      538,100
  Personnel expense.....................   5,093,249    1,592,282    2,958,534
  General and administrative and other..   1,016,990    1,539,942    2,611,567
  Provision for repurchases.............     686,661          --       655,294
  Amortization of mortgage servicing
   rights...............................     613,491    2,892,341    2,070,387
  Professional services.................     456,494      203,593      118,979
  Data processing expense...............     237,592       89,223      154,621
  Occupancy expense.....................     195,148      149,825      296,215
  Telephone and other communications....     154,758       87,215      192,563
                                         -----------  -----------  -----------
                                          40,205,134    8,339,513    9,596,260
                                         -----------  -----------  -----------
Income before income taxes..............   1,590,583    2,573,375      925,963
Income taxes............................     678,821    1,069,056      388,904
                                         -----------  -----------  -----------
    Net income.......................... $   911,762  $ 1,504,319  $   537,059
                                         ===========  ===========  ===========


                See accompanying notes to financial statements.

                            ICI FUNDING CORPORATION

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                              RETAINED
                                                                              EARNINGS        TOTAL
                         NUMBER OF PREFERRED  NUMBER OF COMMON  CONTRIBUTED (ACCUMULATED  SHAREHOLDERS'
                          SHARES     STOCK     SHARES    STOCK    CAPITAL     DEFICIT)       EQUITY
                         --------- ---------- --------- ------- ----------- ------------  -------------
Balance, December 31,
 1993...................     --    $      --      --    $   --   $     --   $ 5,500,820    $ 5,500,820
Capital contributions,
 1994...................     --           --      --        --     361,170          --         361,170
Net income, 1994........     --           --      --        --         --       537,059        537,059
                          ------   ----------  ------   -------  ---------  -----------    -----------
Balance, December 31,
 1994...................                                           361,170    6,037,879      6,399,049
Contribution
 Transaction............  10,000      519,750  10,000     5,250   (361,170)  (7,692,613)    (7,528,783)
Capital contribution,
 December 28, 1995......     --       495,000     --      5,000        --           --         500,000
Net income, 1995........     --           --      --        --         --     1,504,319      1,504,319
                          ------   ----------  ------   -------  ---------  -----------    -----------
Balance, December 31,
 1995...................  10,000    1,014,750  10,000    10,250        --      (150,415)       874,585
Capital Contributions,
 1996...................     --     8,127,900     --     82,100        --           --       8,210,000
Net income, 1996........     --           --      --        --         --       911,762        911,762
                          ------   ----------  ------   -------  ---------  -----------    -----------
Balance, December 31,
 1996 ..................  10,000   $9,142,650  10,000   $92,350  $     --   $   761,347    $ 9,996,347
                          ======   ==========  ======   =======  =========  ===========    ===========


                See accompanying notes to financial statements.

                            ICI FUNDING CORPORATION

                            STATEMENTS OF CASH FLOWS

                                        FOR THE YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                        1996            1995          1994
                                   ---------------  -------------  -----------
Cash flows from operating
 activities:
  Net income...................... $       911,762  $   1,504,319  $   537,059
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
   Provision for repurchases and
    loan losses ..................         686,661            --       655,294
   Depreciation and amortization..         739,953      2,911,752    2,219,262
   Gain on sale of servicing
    rights........................             --        (369,703)  (4,188,282)
  Purchase of mortgage loans held
   for sale.......................  (1,542,273,392)  (547,206,202)         --
  Sales and principal reductions
   in mortgage loans held for
   sale...........................   1,752,444,282      2,931,240          --
  Mortgage servicing rights.......      (9,398,000)    (3,865,605)  (8,781,244)
  Net change in borrowings from
   IWLG...........................    (222,868,871)   550,290,862          --
  Net change in accrued interest
   receivable.....................       1,140,290     (2,984,867)         --
  Net change in other assets and
   liabilities....................         (58,630)    (2,553,448)         --
  Net change in due to and due
   from affiliates................      57,344,635            --           --
  Net change in deferred revenue..       1,393,379            --           --
  Net change in accrued interest
   expense........................       1,332,581      1,348,424          --
                                   ---------------  -------------  -----------
  Net cash provided by (used in)
   operating activities...........      41,394,650      2,006,772   (9,557,911)
                                   ---------------  -------------  -----------
Cash flows from investing
 activities:
  Purchase of residual interests
   in securitizations.............     (46,949,383)           --           --
  Purchases of premises and
   equipment......................        (444,359)           --      (433,199)
  Proceeds from sale of servicing
   rights.........................             --       1,250,092    8,996,662
  Advances on loans held for
   investment.....................             --             --      (408,054)
                                   ---------------  -------------  -----------
   Net cash provided by (used in)
    investing activities..........     (47,393,742)     1,250,092    8,155,409
                                   ---------------  -------------  -----------
Cash flows from financing
 activities:
  Net change in borrowings from
   ICII...........................             --      (1,572,520)   1,041,332
  Capital contributions...........       8,210,000        500,000      361,170
                                   ---------------  -------------  -----------
   Net cash provided by (used in)
    financing activities..........       8,210,000     (1,072,520)   1,402,502
                                   ---------------  -------------  -----------
Net change in cash................       2,210,908      2,184,344          --
Cash at beginning of year.........       2,184,344            --           --
                                   ---------------  -------------  -----------
Cash at end of year............... $     4,395,252  $   2,184,344  $       --
                                   ===============  =============  ===========
Supplementary information:
  Interest paid................... $    30,418,170  $   1,785,092  $   538,100
  Taxes paid......................         678,821      1,069,056      388,904
                                   ===============  =============  ===========
Non-cash transactions:
  Contribution Transaction on
   November 20, 1995 net assets
   reverted to ICII:
   Premises and equipment......... $           --   $     498,486  $       --
   Mortgage servicing rights......             --      11,680,939          --
   Borrowings from ICII...........             --       4,125,642          --
   Contributed capital............             --         361,170          --
   Retained earnings..............             --       7,692,613          --

                See accompanying notes to financial statements.

                            ICI FUNDING CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  ICI Funding Corporation (ICIFC or the Company) is a wholly-owned subsidiary of Imperial Credit Industries, Inc. (ICII). Historically, ICIFC was a division or subsidiary of ICII that began operations in 1990. ICIFC is a mortgage loan conduit organization which purchases mortgage loans from a network of third party correspondent loan originators and subsequently securitizes or sells such loans to permanent investors.

  The mortgage banking business is highly competitive. The Company competes with a number of national, local and regional mortgage banking companies with operations similar to those of the Company. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations and finance companies who possess substantially greater financial, marketing, technical, personnel and other resources than the Company.

  The financial statements have been prepared in conformity with generally accepted accounting principles and prevailing practices within the mortgage banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

 CONTRIBUTION TRANSACTION

  On November 20, 1995, the effective date of Imperial Credit Mortgage Holdings' (IMH) initial public offering (Offering), ICII contributed to ICI Funding Corporation (ICIFC) certain operating assets and certain customer lists of ICII's mortgage conduit operations, including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans subject to rate locks from correspondents, in exchange for shares representing 100% of the common stock and 100% of the non-voting preferred stock of ICIFC. Simultaneously, on the effective date of the Offering, in exchange for 500,000 shares of IMH Common Stock, ICII (1) contributed to IMH all of the outstanding non-voting preferred stock of ICIFC, which represents 99% of the economic interest in ICIFC, (2) caused Southern Pacific Thrift and Loan Association
(SPTL), a wholly owned subsidiary of ICII, to contribute to IMH certain operating assets and certain customer lists of SPTL's warehouse lending division, and (3) executed an agreement not to compete and a right of first refusal agreement, each having a term of two years from the effective date of the Offering. This contribution is known as the Contribution Transaction. All of the outstanding shares of common stock of ICIFC were retained by ICII. Lastly, IMH contributed all of the aforementioned operating assets of SPTL's warehouse lending operations contributed to it by SPTL to Imperial Warehouse Lending Group (IWLG) in exchange for shares representing 100% of the common stock of IWLG. On the effective date of the Offering, the net tangible book value of the assets contributed pursuant to the Contribution Transaction was $525,000. The assets contributed were recorded by IMH at the net book value of SPTL and ICII which were also estimated to be their fair value. ICII and SPTL retained all other assets and liabilities related to the contributed operations which consist of $11.7 million mortgage servicing rights (MSRs), $22.4 million finance receivables and $26.6 million in advances made by ICII and SPTL to fund mortgage conduit loan acquisitions and to fund finance receivables, respectively.

BASIS OF FINANCIAL STATEMENT PRESENTATION

  The operations of ICIFC as a division or subsidiary of ICII prior to the Contribution Transaction are presented in the financial statements as a stand-alone company. Certain adjustments, as described below, were made to historical operations in order to provide fair presentation of the financial operations of ICIFC.

                            ICI FUNDING CORPORATION

 GAIN ON SALE OF LOANS

  ICIFC recognizes gain or loss on the sale of loans when the sales transaction settles and the risks and rewards of ownership are determined to have passed to the purchasing party.

  Gain or loss on the sale of loans or securities to IMH are deferred and amortized or accreted for gain or loss on sale over the estimated life of the loans or securities using the interest method.

  ICII entered into an agreement with SPTL, its wholly owned subsidiary, under which ICII provides loan solicitation and origination services, including credit review, asset appraisal and documentation, pursuant to specific underwriting criteria established by SPTL and consistent with the Federal National Mortgage Association, Federal Home Loan Mortgage Company or other investor guidelines. Final loan approval is given by SPTL prior to issuance of any commitments. ICII also, under the agreement, may purchase mortgage loans at book value from SPTL and sell them to ICII investors.

  Prior to the Contribution Transaction, as a division of ICII, ICIFC historically, under this agreement, provided these solicitation and origination services relating to its correspondent customers, and purchased mortgage loans at book value from SPTL concurrent with sales to investors by ICIFC. ICIFC received as compensation all origination fees and points received, and recognized all gains or losses in connection with the sale of loans.

  Prior to the Contribution Transaction, gain (loss) on sale of loans included amounts allocated to ICIFC from ICII's forward contracts and other loan hedging activities. Gains and losses from these activities were allocated to ICIFC based on the ratio of ICIFC's principal amount of loan sales to ICII's total principal amount of loans sold. For the period January 1, 1995 through November 19, 1995 and for the year ended December 31, 1994, the total gains or (losses) allocated were $2.6 million and $3.8 million, respectively. ICII did not allocate outstanding commitments to ICIFC at the end of any reporting period. After the date of the Contribution Transaction, ICII discontinued these allocations for ICIFC, and ICIFC hedges its own loans.

 BORROWINGS FROM ICII

  Historical operations of ICIFC, prior to the Contribution Transaction, have been adjusted to reflect the funding of net assets by ICII. Because these borrowings would have been secured primarily by ICIFC's mortgage servicing rights, its most significant assets, no more than 50% of the mortgage servicing rights was reflected in the borrowings from ICII (based on management's assumption that a lender would not lend more than 50% of an asset of this type). Additionally, the historical operations of ICIFC have been adjusted to reflect the estimated interest charges on these borrowings, in the accompanying statements of operations.

  The interest charges allocated are based upon estimated average borrowing balances and ICII's estimated cost of funds, computed based on a weighted average of borrowings. Borrowing rates used were ICII's actual average cost of funds. The average borrowings and interest rates used to determine the interest on borrowings are as follows:

                                                  JANUARY 1,
                                                 1995 THROUGH FOR THE YEAR ENDED
                                                 NOVEMBER 20,    DECEMBER 31,
                                                     1995            1994
                                                 ------------ ------------------
Estimated average borrowings....................  $4,785,268      $5,234,439
Interest rate...................................       10.28%          10.28%
Interest allocation.............................  $  436,668      $  538,100

                            ICI FUNDING CORPORATION

 EQUITY

  Prior to the effective date of the Offering, ICIFC had no contributed capital or retained earnings recorded in its accounts. To properly reflect the historical financial operations of ICIFC, retained earnings were recorded as a result of net income or loss from operations on an adjusted historical basis.

 INCOME TAXES

  ICIFC did not record income taxes in its historical operations. The accompanying financial statements have been adjusted to reflect income taxes for ICIFC as if it had been a separate company. As a subsidiary of ICII, ICIFC would file a consolidated Federal income tax return and a combined California franchise tax return with ICII. ICII's tax allocation policy for financial statement purposes is to allocate income tax provision or benefit based on income (loss) before income taxes (benefit) of each entity within its consolidated group, adjusted for nontaxable or nondeductible items of income and expense.

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 MORTGAGE LOANS HELD FOR SALE

  Mortgage loans held for sale are stated at the lower of cost or market in the aggregate as determined by outstanding commitments from investors or current investor yield requirements.

  Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and recognized when the loans are sold as gain or loss on sale of mortgage loans.

 RESIDUAL INTERESTS IN SECURITIZATIONS

  The accompanying 1996 balance sheet includes eight residual interests in securitizations (residuals) of real estate mortgage investment conduits (REMICs) and one non-rated mortgage-backed security which were recorded as a result of 1994 and 1995 securitizations by ICII of subprime mortgage and commercial loans through various special purpose trust vehicles. ICIFC purchased the residuals on December 31, 1996 from ICII for $46.9 million, all of which was financed by an intercompany payable. ICIFC and ICII have estimated future cash flows from these residuals and priced them utilizing assumptions that they believe are commensurate with the risk inherent in these investments and consistent with those that would be utilized by an unaffiliated third-party purchaser and the Company has recorded these residuals as available-for-sale securities at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities." Unrealized gains and losses net of related income taxes, will be included as a separate component of shareholders' equity. To the Company's knowledge, there is currently no active market for the purchase or sale of these residuals.

  The fair value of the residuals is determined by computing the present value of the excess of the weighted average coupon on the loans sold (ranging from 7.4% to 11.3%) over the sum of: (1) the coupon on the senior interests (ranging from 5.8% to 7.3%), (2) a base servicing fee paid to servicer of the loans (ranging from 0.40% to 0.96%) and other fees, (3) expected estimated losses (ranging from .25% to 50% per annum) to be incurred on the portfolio of loans sold over the estimated lives of the loans, and (4) estimated future prepayment

                            ICI FUNDING CORPORATION
assumption (ranging from 10% to 32%). Prepayment assumptions used in estimating the cash flows are based on recent evaluations of the actual prepayments of the related portfolios and on market prepayment rates on new portfolios of similar loans, taking into consideration the current interest rate environment and its expected impact on estimated future prepayment rates. The estimated cash flows expected to be received by the Company are discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. The rates used to discount the cash flows range from 12% to 24%. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's residuals could decline.

  Under the terms of the securitizations the residuals are required to build overcollateralization to specified levels using the excess cash flows described above until set percentages of the securitized portfolio are attained. Future cash flows to the residual holder are all held by the REMIC trust until a specific percentage of either the original or current certificate balance is attained which percentage can be raised if certain charge-offs and delinquency ratios are exceeded. The certificate holders' recourse for credit losses is limited to the amount of overcollateralization held by the residual interest in the REMIC trust. Upon maturity of the certificates or upon exercise of an option (clean up call) to repurchase all the remaining loans once the balance of the loans in the trust are reduced to a specified balance of the original loans in the trust, any remaining amounts in the trust are distributed. The current amount of any overcollateralization balances held by the trust are recorded as part of its residuals.

 PREMISES AND EQUIPMENT

  Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets (three to seven years).

 FORWARD CONTRACTS AND COMMITMENTS

  In order to hedge against a change in market value of the loans it acquires, ICIFC sells mortgage-backed securities through forward delivery contracts. Income or loss on these contracts is recorded at the time of sale of the related contracts or loans as a component of the gain or loss on sale of the loans.

  If any party to the contracts noted above failed completely to perform, ICIFC would be exposed to additional interest rate risk. The Company's principal hedging activity consists of optional and mandatory commitments to deliver closed mortgage loans to institutional investors, which do not require any collateral deposits.

 OPTIONS

  Written options are stated at market value.

 SERVICING INCOME

  Servicing income is reported as earned, principally on a cash basis when the majority of the service process is completed.

 MORTGAGE SERVICING RIGHTS

  Mortgage servicing rights (MSRs) represent the allocated cost of acquiring the rights to service mortgage loans. ICIFC amortizes MSRs in proportion to, and over the period of, expected future net servicing income.

                            ICI FUNDING CORPORATION

  On May 12, 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," an amendment to SFAS No. 65. ICIFC elected to adopt this standard retroactive to January 1, 1995 which had no impact on 1995 operations.

  SFAS No. 122 requires that a portion of the mortgage loan's cost be allocated to the mortgage loan servicing right based on its fair value relative to the loan as a whole. To determine the fair value of the servicing rights created, ICIFC uses a valuation model that calculates the present value of future net servicing revenues to determine the fair value of the servicing rights. In using this valuation method, ICIFC incorporates assumptions that market participants would use in estimating future net servicing income which includes estimates of the cost of servicing, a discount rate, an inflation rate, ancillary income per loan, a prepayment rate, and a default rate.

  ICIFC determines servicing value impairment by disaggregating ICIFC's servicing portfolio into its predominant risk characteristics. ICIFC determines those risk characteristics to be loan program type and interest rate. Interest rates are stratified using 100 basis point increments. These segments of the portfolio are then evaluated, using market prices under comparable servicing sale contracts, when available, or alternatively using a valuation model that calculates the present value of future net servicing revenues using current market assumptions at the end of the quarter. The calculated value is then compared to the capitalized recorded value of each loan type and interest rate segment to determine if a valuation allowance is required.

  ICIFC continuously evaluates its MSRs to determine if fair value is below the carrying values of its MSRs. If the undiscounted projected net future servicing income is less than the carrying amount of any individual mortgage servicing portfolio, the portfolio may have to be reduced through a provision recorded to increase the MSR valuation allowance in the period the fair value declined below the MSR's carrying value. In preparing its evaluation, ICIFC uses constant prepayment rates (CPR's) relating to interest rates on each portfolio, loan types, and maturity dates to determine the appropriate amount of amortization of the MSRs.

 SALES OF SERVICING RIGHTS

  ICIFC recognizes gain or loss on the sale of servicing rights when the sales contract has been executed and the risks and rewards of ownership are determined to have passed to the purchasing party. Gains and losses are computed by deducting the basis in the servicing rights and any other costs associated with the sale from the purchase price.

 ADVERTISING

  The Company accounts for its advertising costs as non-direct response advertising. Accordingly, advertising costs are expensed as incurred.

 RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supersedes SFAS 122. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 requires that liabilities and derivatives

                            ICI FUNDING CORPORATION
incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfers. SFAS 125 includes specific provisions to deal with servicing assets or liabilities. SFAS No. 125 will be effective for transactions occurring after December 31, 1996 except for certain transactions which according to Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB 125," will be effective if occurring after December 31, 1997. Management does not anticipate that the adoption of SFAS 125 will have a material impact on the Company's financial position or results of operations.

 RECLASSIFICATIONS

  Certain items in prior periods have been reclassified to conform to the current presentation.

2. MORTGAGE LOANS HELD FOR SALE

  Mortgage loans held for sale consisted of the following:

                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1995
                                                      ------------ ------------
   Mortgage loans held for sale...................... $323,815,739 $536,356,411
   Premium on loans..................................   10,288,333    7,918,551
                                                      ------------ ------------
                                                      $334,104,072 $544,274,962
                                                      ============ ============

  Included in other liabilities at December 31, 1996 is an allowance for repurchases of $686,661.

  Substantially all of the mortgage loans purchased by ICIFC are fixed-rate or adjustable-rate non-conforming mortgage loans secured by first liens on single-family residential properties. Because of the concentration of the Company's mortgage loans located in California, which was approximately 47% and 63% at December 31, 1996 and 1995, respectively, a significant decline in regional economic conditions, or some other regional catastrophe, could result in fewer mortgage loans available for lending by the Company and ultimately a decline in interest income and fee income. Moreover, such an event or events could affect the ability of borrowers to payoff their loan with the Company.

3. PREMISES AND EQUIPMENT

  Premises and equipment consisted of the following:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1995
                                                       ------------ ------------
   Premises and equipment.............................   $969,838     $733,431
   Less accumulated depreciation......................    135,691      217,181
                                                         --------     --------
                                                         $834,147     $516,250
                                                         ========     ========

                            ICI FUNDING CORPORATION

4. MORTGAGE SERVICING RIGHTS

  Changes in mortgage servicing rights were as follows:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       ----------  ------------
   Beginning Balance.................................. $      --   $ 11,453,240
   Additions..........................................  9,398,000     4,000,429
   Sales of servicing rights..........................        --       (880,389)
   Amortization.......................................   (613,491)   (2,892,341)
   Transfer to ICII...................................        --    (11,680,939)
                                                       ----------  ------------
   Ending balance..................................... $8,784,509  $        --
                                                       ==========  ============

  At December 31, 1996, approximately $2.3 million of the mortgage servicing rights relates to $576.4 million of mortgage loans sold, servicing retained by ICIFC, to IMH during the year ended December 31, 1996.

5. RELATED PARTY TRANSACTIONS

 RELATED PARTY COST ALLOCATIONS

  ICIFC was allocated various costs from ICII. The costs of these services were not directly attributable to ICIFC and primarily include general corporate overhead such as human resources, data processing, telephone and other communications and general and administrative expense (including loan administration costs, accounting, legal and insurance). These expenses were allocated by ICII to all divisions based typically either on a per employee basis, based on origination volume or an even allocation of total expense. Management believes these methods of allocation are reasonable. Total allocations of expense for the period January 1, 1995 through November 19, 1995, and for the year ended December 31, 1994 were $222,361 and $460,638, respectively.

  On the effective date of the Initial Public Offering, ICIFC entered into a services agreement with ICII under which ICII provides various services to ICIFC, including data processing, human resource administration, general ledger accounts, check processing, remittance processing and payment of accounts payable. ICII charges fees for each of the services based upon usage. As part of the services, ICII provides ICIFC with insurance coverage and self insurance programs, including health insurance. The charge to ICIFC for coverage is based upon a pro rata portion of the costs to ICII for its various policies which amounted to $385,801 and $24,669 for the year ended December 31, 1996 and the period November 20, 1995 through December 31, 1995, respectively.

 SUB-SERVICING

  Prior to July 1996, ICII provided sub-servicing to ICIFC for a sub-servicing fee of approximately $7.50 per loan per month, which management believes to be a market rate. The sub-servicing fee offsets "Loan Servicing Income" in the accompanying statements of operations of ICIFC and amounted to $335,188, $1,100,259, and $1,054,940 for the years ended December 31, 1996, 1995, and
1994, respectively.

 CASH

  Prior to the Contribution Transaction ICIFC had no cash accounts. All operations were funded directly by ICII. Adjustments were made to ICIFC's financial statements to reflect these fundings as Borrowings from ICII. ICIFC did not reflect any accounts receivable or payable on its balance sheets prior to the Contribution Transaction because all transactions of ICIFC either increased or decreased its borrowings from ICII.

                            ICI FUNDING CORPORATION

 BORROWINGS

  ICIFC has a $600 million warehouse borrowing agreement with IWLG of which $327.4 million and $550.3 million was outstanding at December 31, 1996 and 1995, respectively. Interest expense recorded related to this borrowing was $32.8 million and $1.3 million for the years ended December 31, 1996 and 1995, respectively.

  ICIFC's residual interests in securitizations is financed by an intercompany payable with ICII and is included in the balance sheet as due to affiliate. The $46.9 million of borrowings has a current interest rate of 12.0% with interest payable monthly and no stated maturity.

 PURCHASE OF RESIDUAL INTERESTS IN SECURITIZATIONS

  On December 31, 1996, ICIFC purchased from ICII eight residual interests in securitizations of primarily REMIC's for $46.9 million. ICIFC and ICII have estimated future cash flows from these residuals and priced them utilizing assumptions that they believe are consistent with those that would be utilized by an unaffiliated third-party purchaser.

 RELATED PARTY LOAN

  On September 13, 1996, ICIFC issued a $1.25 million secured residential first mortgage loan to the Chairman of IMH. Terms of the loan include monthly interest only payments at 8% per annum with the balance due in full on October 1, 1997.

 MORTGAGE LOAN PURCHASES

  During the year ended December 31, 1996, ICIFC purchased from ICII mortgage loans of 30-year fully amortizing six-month adjustable LIBOR and 30-and 15-year fixed rate first and second trust deed mortgages having a principal balance of $224.7 million with net premiums paid of $3.8 million. Servicing rights on all mortgage loans were released to ICIFC.

  During the year ended December 31, 1996, ICIFC purchased from Walsh Securities, Inc. mortgage loans of 30-year fully amortizing six-month adjustable LIBOR and 15-year fixed rate second trust deed mortgages having a principal balance of $22.0 million with net premiums paid of $1.1 million. Servicing rights on all mortgages were released to ICIFC. James Walsh, a director of the Company, is an Executive Vice President of Walsh Securities, Inc.

 SALE OF MORTGAGE-BACKED SECURITIES

  During the year ended December 31, 1996, in connection with ICIFC's REMIC securitizations, ICIFC sold $32.5 million of subordinated mortgage-backed securities to IMH for $26.8 million, resulting in discounts of $5.7 million.

 MORTGAGE LOAN SALES

  During the year ended December 31, 1996, ICIFC sold to IMH bulk mortgage loans packages of 30-year fully amortized six-month adjustable LIBOR and 15-year fixed rate second trust deed mortgages having a principal balance of $576.4 million with net premiums paid of $15.2 million. In conjunction with these sales, ICIFC recorded originated mortgage servicing rights of $2.5 million and a related deferred gain of $1.8 million, which will be amortized over the estimated life of the loans.

                            ICI FUNDING CORPORATION

 OCCUPANCY

  Subsequent to the Contribution Transaction, the Company is allocated rent expense from IMH based on number of employees. Such allocation was $179,049 and $12,210 for the year ended December 31, 1996 and the period November 21, 1995 through December 31, 1995, respectively.

 NON-COMPETE AGREEMENT AND RIGHT OF FIRST REFUSAL AGREEMENT

  Pursuant to the Non-Compete Agreement, ICII and any entity of which ICII owns more than 25% of the voting securities (a 25% entity) may not compete with IWLG's Warehouse Lending Operations and may not establish a network of third party correspondent loan originators or another end-investor in non-conforming mortgage loans. The agreement expires in November 1997.

  Pursuant to the Right of First Refusal Agreement, ICII granted ICIFC a right of first refusal to purchase all non-conforming mortgage loans that ICII or any 25% entity originates or acquires and subsequently offers for sale and ICIFC granted ICII, or any 25% entity designated by ICII, a right of first refusal to purchase all non-conforming mortgage loans that ICIFC acquires and subsequently offers for sale.

  Additional related party transactions are described elsewhere in the financial statement footnotes.

6. INCOME TAXES

  ICIFC's income taxes were as follows:

                                                   FOR THE YEAR ENDED DECEMBER
                                                               31,
                                                  -----------------------------
                                                    1996      1995      1994
                                                  -------- ---------- ---------
   Current:
     Federal..................................... $ 81,817 $  862,926 $(316,465)
     State.......................................   35,183    169,241  (109,137)
                                                  -------- ---------- ---------
   Total current.................................  117,000  1,032,167  (425,602)
                                                  -------- ---------- ---------
   Deferred:
     Federal.....................................  393,088     11,614   605,643
     State.......................................  168,733     25,275   208,863
                                                  -------- ---------- ---------
                                                   561,821     36,889   814,506
                                                  -------- ---------- ---------
   Total income taxes............................ $678,821 $1,069,056 $ 388,904
                                                  ======== ========== =========

  The Company's effective tax expense differs from the amount determined by applying the statutory Federal rate of 34% for the years ended December 31, 1996 1995 and 1994 is as follows:

                                                     1996      1995      1994
                                                   -------- ---------- --------
   Income tax at Federal tax rate................. $540,798 $  874,948 $314,827
   California franchise tax, net of
     Federal income tax benefit...................  111,599    194,108   74,077
   Other..........................................   26,424        --       --
                                                   -------- ---------- --------
                                                   $678,821 $1,069,056 $388,904
                                                   ======== ========== ========

                            ICI FUNDING CORPORATION

  The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1996 and 1995, are as follows:

                                                                1996     1995
                                                             ---------- -------
   Deferred Tax Assets:
     Deferred revenue....................................... $1,383,468 $   --
     Loan market to market..................................  1,536,449     --
     Provision for repurchases..............................    311,057     --
     Net operating loss.....................................    127,843     --
     Other..................................................     47,778     --
                                                             ---------- -------
                                                              3,406,595     --
   Deferred Tax Liabilities--
     Mortgage Servicing rights..............................  3,979,383     --
     Other..................................................        --   10,967
                                                             ---------- -------
       Net deferred tax liability........................... $  572,788 $10,967
                                                             ========== =======

  The Company believes that the deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and expected future taxable income.

  In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments." The estimated fair value amounts have been determined by ICIFC using available market information and appropriate valuation methodologies, however, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts ICIFC could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                         DECEMBER 31, 1996   DECEMBER 31, 1995
                                        ------------------- -------------------
                                        CARRYING ESTIMATED  CARRYING ESTIMATED
                                         AMOUNT  FAIR VALUE  AMOUNT  FAIR VALUE
                                        -------- ---------- -------- ----------
                                          (IN THOUSANDS)      (IN THOUSANDS)
   Assets:
     Cash.............................. $  4,395  $  4,395  $  2,184  $  2,184
     Residual interests in
      securitizations..................   46,949    46,949       --        --
     Mortgage loans held for sale......  334,104   335,428   544,273   544,273
   Liabilities:
     Borrowings from IWLG..............  327,422   327,422   550,291   550,291
     Due to affiliates.................   54,803    54,803       --        --
     Off balance-sheet loan
      commitments......................      --        866       --        206

                            ICI FUNDING CORPORATION

  The fair value estimates as of December 31, 1996 and 1995 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

  The following describes the methods and assumptions used by ICIFC in estimating fair values.

 CASH

  The carrying amount for cash approximates fair value because these instruments are demand deposits and do not present unanticipated interest rate or credit concerns.

 MORTGAGE LOANS HELD FOR SALE

  The fair value of mortgage loans held for sale is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans.

 RESIDUAL INTERESTS IN SECURITIZATIONS

  The carrying amounts for residual interests in securitizations approximates fair value. The fair value was estimated by discounting future cash flows using rates that the Company believes are commensurate with the risk inherent in these investments and consistent with those that would be utilized by an unaffiliated third party for financial instruments with similar terms and remaining maturities.

 BORROWINGS FROM IWLG

  Fair values approximate the carrying amounts because of the short-term maturity of the liabilities.

 OFF BALANCE SHEET LOAN COMMITMENTS

  The fair value of commitments, including hedging positions, is determined in the aggregate based on current investor yield requirements.

8. EMPLOYEE BENEFIT PLANS

 PROFIT SHARING AND 401(k) PLAN

  Under ICII's 401(k) plan, employees of the Company may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. An additional Company contribution may be made at the discretion of ICIFC.

  ICIFC does not have its own 401(k) or profit sharing plan. As such, employees of ICIFC participate in ICII's 401(k) plan. The Company recorded approximately $160,000 for matching and discretionary contributions in 1996. There were no significant contributions for any other period presented.

9. COMMITMENTS AND CONTINGENCIES

 LOAN SERVICING

  Properties securing the mortgage loans in ICIFC's servicing portfolio are primarily located in California. As of December 31, 1996 and 1995, ICIFC was servicing loans totaling approximately $1.6 billion and

                            ICI FUNDING CORPORATION

$512.1 million, respectively, of which $1.3 billion and $0, respectively, were serviced for others. As of December 31, 1996, ICIFC is the master servicer for $795.1 million of loans collateralizing fixed rate REMIC securities and $464.3 million of loans collateralizing CMO's issued in 1996.

  Related fiduciary funds are held in trust for investors in non-interest bearing accounts. These funds are segregated in special bank accounts and are held as deposits at SPTL.

 SALES OF LOANS AND SERVICING RIGHTS

  In the ordinary course of business, ICIFC is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, ICIFC is required to repurchase mortgage loans if there has been a breach of representations or warranties. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect.

  At December 31, 1996 and 1995, included in other liabilities are $686,661 and $0 in allowances related to possible off-balance sheet recourse and repurchase agreement provisions.

 COMMITMENTS

  ICIFC establishes mortgage loan purchase commitments (master commitments) with sellers that, subject to certain conditions, entitle the seller to sell and obligate ICIFC to purchase a specified dollar amount of non-conforming mortgage loans over a period generally ranging from six months to one year. The terms of each master commitment specify whether a seller may sell loans to ICIFC on a mandatory, best efforts or optional basis, or a combination thereof. Master commitments generally do not obligate ICIFC to purchase loans at a specific price, but rather provide the seller with a future outlet for the sale of its originated loans based on ICIFC's quoted prices at the time of purchase.

  As of December 31, 1996 and December 31, 1995, ICIFC had outstanding short term master commitments with 68 and 18 sellers to purchase mortgage loans in the aggregate principal amount of $826.5 million and $241.0 million, respectively, over periods ranging from six months to one year, of which $304.9 million and $37.3 million, respectively, had been purchased or committed to be purchased pursuant to rate locks. These rate-locks were made pursuant to master commitments, bulk rate-locks and other negotiated rate-locks. There is no exposure to credit loss in this type of commitment until the loans are funded, and interest rate risk associated with the short-term commitments is mitigated by the use of forward contracts to sell loans to investors.

 FORWARD CONTRACTS

  The Company sells mortgage-backed securities through forward delivery contracts with major dealers in such securities. At December 31, 1996 and 1995, the Company had $141.0 million and $86.7 million, respectively, in outstanding commitments to sell mortgage loans through mortgage-backed securities. These commitments allow the Company to enter into mandatory commitments when the Company notifies the investor of its intent to exercise a portion of the forward delivery contracts. The Company was not obligated under mandatory commitments to deliver loans to such investors at December 31, 1996 and 1995.

  The credit risk of forward contracts relates to the counterparties' ability to perform under the contract. The Company evaluates counterparties based on their ability to perform prior to entering into any agreements.

                            ICI FUNDING CORPORATION

 OPTIONS

  In order to protect against changes in the value of mortgage loans held for sale, the Company may sell call or buy put options on U.S. Treasury bonds and mortgage-backed securities. The Company generally sells call or buys put options to hedge against adverse movements of interest rates affecting the value of its mortgage loans held for sale.

  The risk in writing a call option is that the Company gives up the opportunity for profit if the market price of the mortgage loans increases and the option is exercised. The Company also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium the Company paid for the put option.

  The Company had written option contracts with an outstanding principal balance of $70.0 million and $16.0 million at December 31, 1996 and December 31, 1995, respectively. The Company received approximately $366,000 and $100,000 in premiums on these options at December 31, 1996 and 1995, respectively.

10. SUBSEQUENT EVENTS

  On January 30, 1997, ICIFC purchased IMH's equity interest in Franchisee Loan Receivables Trust 1995-B at carrying value which approximated fair value. No gain or loss was recorded on the sale.

  On January 30, 1997, ICIFC purchased the Franchise Mortgage Acceptance Corp. 1996-B, Class E, Security from IMH at carrying value, which approximated fair value. No gain or loss was recorded on the sale.

  On March 31, 1997, ICII divested itself of its interest in ICIFC by contributing 100% of ICIFC's common stock to certain offices and directors of IMH.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  IMH was incorporated in the State of Maryland on August 28, 1995. The following table sets forth certain information with respect to the directors and executive officers of IMH, ICIFC and IWLG:

 NAME                                 AGE POSITION
 ----                                 --- --------
 H. Wayne Snavely....................  55 Chairman of the Board of IMH
 Joseph R. Tomkinson.................  49 Vice Chairman of the Board and Chief
                                          Executive Officer of IMH and Chairman
                                          of the Board and Chief Executive
                                          Officer of ICIFC and IWLG
 William S. Ashmore..................  47 President and Chief Operating Officer
                                          of IMH, Executive Vice President and
                                          Director of ICIFC
                                          and President and Director of IWLG
 Richard J. Johnson..................  34 Senior Vice President, Chief
                                          Financial Officer, Treasurer and
                                          Secretary of IMH, ICIFC and IWLG and
                                          Director of ICIFC
 Mary C. Glass.......................  43 Vice President of IMH and Senior Vice
                                          President, Operations, of ICIFC and
                                          IWLG
 James Walsh+........................  46 Director of IMH
 Frank P. Filipps+...................  49 Director of IMH
 Stephan R. Peers+...................  44 Director of IMH

--------
+Unaffiliated Director

  H. WAYNE SNAVELY has been Chairman of the Board of IMH since its formation. He has been Chairman of the Board and Chief Executive Officer of ICII (NASDQ-
ICII) since December 1991. Mr. Snavely is also Chairman of the Board of Southern Pacific Funding Corporation (NYSE-SFC), and of ICAI, the Manager. He has been a Director of Imperial Bancorp and Imperial Bank since 1993, and was a Director of Imperial Bank from 1975 to 1983. From 1983 to February 1991, Mr. Snavely served as Executive Vice-President of Imperial Bancorp and Imperial Bank. During the years 1983 through 1986, Mr. Snavely was employed as Chief Financial Officer of Imperial Bancorp and Imperial Bank. Mr. Snavely is a Certified Public Accountant.

  JOSEPH R. TOMKINSON has been Vice Chairman of the Board and Chief Executive Officer of IMH and Chairman of the Board and Chief Executive Officer of ICIFC and IWLG since their formation. Mr. Tomkinson is also Vice Chairman of the Board of ICAI, the Manager. Mr. Tomkinson served as President of ICII from January 1992 to February 1996 and, from 1986 to January 1992, he was President of Imperial Bank Mortgage, a subsidiary of Imperial Bank, one of the companies that combined to become ICII in 1992. Mr. Tomkinson has been a Director of ICII since December 1991. From 1984 to 1986, he was employed as Executive Vice President of Loan Production for American Mortgage Network, a privately owned mortgage banker. Mr. Tomkinson brings 22 years of combined experience in real estate, real estate financing and mortgage banking to the Company.

  WILLIAM S. ASHMORE has been President and Chief Operating Officer of IMH and Executive Vice President and a Director of ICIFC and IWLG since their formation. From August 1993 to February 1996, he was Executive Vice President and a Director of Secondary Marketing at ICII, having been its Senior Vice President of Secondary Marketing since January 1988. From 1985 to 1987, he was Chief Executive Officer and Vice Chairman of the Board of Century National Mortgage Corporation, a wholesale mortgage banking company. From 1978 to 1985, Mr. Ashmore was President and co-owner of Independent Homes Real Estate Company, which evolved in 1980 into a mortgage banking firm that was sold to Century National Bank in 1985. Mr. Ashmore has over 20 years of combined experience in real estate, real estate financing and mortgage banking.

  RICHARD J. JOHNSON has been Senior Vice President, Chief Financial Officer, Treasurer and Secretary of IMH, IWLG, and ICIFC since their formation. In March of 1996, Mr. Johnson was appointed as a Director of ICIFC. From March 1995 to March 1996, Mr. Johnson was Chief Financial Officer of ICAI, the Manager. From September 1992 to March 1995, Mr. Johnson was Senior Vice President and Chief Financial Officer of ICII. From November 1989 to September 1992, Mr. Johnson was Vice President and Controller of ICII. From February 1988 to October 1989, he was Vice President and Chief Financial Officer of Bayhill Service Corporation, a mortgage banking company, and Vice President of Capital Savings and Loan, the parent of Bayhill Service Corporation. From January 1987 to February 1988, Mr. Johnson was Vice President of Finance for Merrill Lynch Huntoon Paige, Inc., a mortgage banking subsidiary of Merrill Lynch Capital Markets. Mr. Johnson is a Certified Public Accountant.

  MARY C. GLASS has been Vice President of IMH and Senior Vice President, Structured Transactions, of ICIFC since their formation. Her primary responsibilities include negotiation of structured transactions, bulk acquisitions and forward commitments, the creation of new loan products and overall management of operations and production. From April 1995 through November 1996, Ms. Glass was the Senior Vice President and Managing Director of Imperial Capital Markets Group, a division of ICII, and from February 1993 to April 1995, she was Senior Vice President of ICIFC, a division of ICII. From 1991 through 1993, Ms. Glass acted as a mortgage banking consultant. From 1990 through 1991, she was an Executive Vice President at PriMerit Mortgage Corporation. From 1988 to 1990, Ms. Glass was President of SCS Mortgage. From September 1984 through September 1988, Ms. Glass was Senior Vice President of Concor Financial Services.

  JAMES WALSH has been a Director of the Company since August 1995. Mr. Walsh is an Executive Vice President of Walsh Securities, Inc. where he directs mortgage loan production, sales and securitization. Mr. Walsh was an executive of Donaldson, Lufkin and Jenrette Securities Corporation from January 1989 through March 1996 where he oversaw residential mortgage securitization, servicing brokerage and mortgage banking services. From February 1987 to December 1988, Mr. Walsh was an executive in the mortgage banking department at Bear Stearns & Company. From December 1985 to February 1987, Mr. Walsh was a senior banking officer at Carteret Savings Bank.

  FRANK P. FILIPPS has been a Director of the Company since August 1995. Mr. Filipps was elected President of CMAC Investment Corporation and Chairman, President and Chief Executive Officer of Commonwealth Mortgage Assurance Company ("CMAC") in January 1995. In May 1995, Mr. Filipps was elected a Director of CMAC Investment Corporation, and in January 1996, he was elected Chief Executive Officer of CMAC Investment Corporation. Mr. Filipps joined CMAC in 1992 as Senior Vice President and Chief Financial Officer, where he was responsible for the company's financial, investment and data processing operations, as well as the legal and human resources functions. In 1994, Mr. Filipps was promoted to Executive Vice President and Chief Operating Officer for both CMAC Investment Corporation and CMAC, where his additional responsibilities included the company's sales, marketing, underwriting and risk management. In 1975, Mr. Filipps joined American International Group and, from 1989 to 1992, he was Vice President and Treasurer. Prior to that, he was a Second Vice President for Chase Manhattan Bank, N.A., in New York.

  STEPHAN R. PEERS has been a Director of the Company since October 1995. Since April 1993, Mr. Peers has been an Executive Vice President of International Strategic Finance Corporation, Ltd., where he performs corporate finance services for overseas issuers. From April 1989 to April 1993, Mr. Peers was a Vice President in corporate finance at Montgomery Securities where he specialized in financial services institutions. From March 1987 to March 1989, Mr. Peers was a Vice President at The First Boston Corporation in mortgage finance specializing in mortgage related products. Mr. Peers has served as a Managing Director of Resource Bancshares Corporation since August 1995.

  All directors are elected at each annual meeting of the Company's stockholders until the next annual meeting of stockholders and until their successors are elected and qualify. Replacements for vacancies occurring among the Unaffiliated Directors will be elected by a majority vote of the remaining Directors, including a majority of the Unaffiliated Directors. All officers are elected and may be removed by the Board of Directors.

The Company pays an annual director's fee to each Unaffiliated Director equal to $20,000 and reimburses such Directors' costs and expenses for attending Board meetings.

LIMITATION OF LIABILITY AND INDEMNIFICATION

  The Maryland General Corporation Law, as amended from time to time ("MGCL") permits a Maryland corporation to include in its charter a provision limiting the liability of its directors and officers to the corporation and its stockholders for money damages except for liability resulting from (a) actual receipt of an improper benefit or profit in money, property or services or (b) active and deliberate dishonesty established by a final judgment as being material to the cause of action. The Charter of the Company contains such a provision which eliminates such liability to the maximum extent permitted by the MGCL.

  The Charter of the Company authorizes it, to the maximum extent permitted by Maryland law, to obligate itself to indemnify and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (a) any present or former director or officer or (b) any individual who, while a director of the Company and at the request of the Company, serves or has served another corporation, partnership, joint venture, trust, employee benefit plan or any other enterprise as a director, officer, partner or trustee of such corporation, partnership, joint venture, trust, employee benefit plan or other enterprise from and against any claim or liability to which such person may become subject or which such person may incur by reason of his status as a present or former director or officer of the Company. The Bylaws of the Company obligate it, to the maximum extent permitted by Maryland law, to indemnify and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (a) any present or former director or officer who is made a party to the proceeding by reason of his service in that capacity or (b) any individual who, while a director of the Company and at the request of the Company, serves or has served another corporation, partnership, joint venture, trust, employee benefit plan or any other enterprise as a director, officer, partner or trustee of such corporation, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made a party to the proceeding by reason of his service in that capacity. The Charter and Bylaws also permit the Company to indemnify and advance expenses to any person who served a predecessor of the Company in any of the capacities described above and to any employee or agent of the Company or a predecessor of the Company.

  The MGCL requires a corporation (unless its charter provides otherwise, which the Company's Charter does not) to indemnify a director or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he is made a party by reason of his service in that capacity. The MGCL permits a corporation to indemnify its present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made a party by reason of their service in those or other capacities unless it is established that (a) the act or omission of the director or officer was material to the matter giving rise to the proceeding and (1) was committed in bad faith or (2) was the result of active and deliberate dishonesty, (b) the director or officer actually received an improper personal benefit in money, property or services or (c) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. However, a Maryland corporation may not indemnify for an adverse judgment in a suit by or in the right of the corporation. In addition, the MGCL requires the Company, as a condition to advancing expenses, to obtain (a) a written affirmation by the director or officer of his good faith belief that he has met the standard of conduct necessary for indemnification by the Company as authorized by the Bylaws and (b) a written undertaking by him or on his behalf to repay the amount paid or reimbursed by the Company if it shall ultimately be determined that the standard of conduct was not met. The Company has entered into indemnification agreements with all of its officers and directors which provide for the indemnification of such officers and directors to the fullest extent permitted under Maryland law. Insofar as indemnification by the Company for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the indemnity agreements referenced herein or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

  Information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Registrant's definitive proxy statement, which the Registrant intends to file no later than 120 days after the end of fiscal year 1996, pursuant to Rule 12b-23.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 20, 1997 by (1) each person known to the Company to beneficially own more than five percent of the Company's Common Stock, (2) each Director, (3) the Company's executive officers, and (4) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                NUMBER OF
                                                  SHARES       PERCENTAGE OF
                                               BENEFICIALLY SHARES BENEFICIALLY
   NAME OF BENEFICIAL OWNER                       OWNED            OWNED
   ------------------------                    ------------ -------------------
   H. Wayne Snavely...........................       --              --
   Joseph R. Tomkinson........................    27,613              *
   William S. Ashmore.........................    10,087              *
   Richard J. Johnson.........................    10,676              *
   James Walsh................................    15,000              *
   Frank P. Fillips...........................    15,000              *
   Stephan R. Peers...........................    15,000              *
   All directors and executive officers as a
    group (8 persons).........................    93,376              *

--------
* less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

RELATIONSHIPS WITH THE MANAGER

GENERAL

  The Manager, ICAI, commenced operations as of January 23, 1995. Prior to November 20, 1995, ICAI had no prior experience in managing or operating a REIT. Each of the executive officers of the Manager has significant experience in purchasing, financing, servicing and investing in mortgage loans and mortgage securities; however, they have not previously managed a REIT. ICAI is a wholly-owned subsidiary of ICII.

  The Company has selected an outside advisor and in particular an advisor associated with ICII in order to efficiently and economically coordinate, assist and manage the duties and responsibilities of the Company. The Company believes that ICAI is more adequately suited than the Company to provide or advise it with contract negotiation, market information, implementation of cost controls, asset/liability modeling and management, servicing systems and management information systems. In addition, the Company believes that ICAI is better equipped than the Company to manage human resources and facilities because ICAI and ICII, with which ICAI has entered into a submanagement agreement to perform such administrative services for the Company as ICAI deems necessary, has experienced teams in these areas. The Company believes that ICAI, as an affiliate of ICII, is particularly appropriate to act as the Company's advisor because ICAI provides continuity to those businesses contributed pursuant to the Contribution Transaction and because of ICII's familiarity with such businesses.

  The address of the Manager is 20371 Irvine Avenue, Santa Ana Heights, California 92707, telephone (714) 474-8500.

DIRECTORS AND EXECUTIVE OFFICERS

  The directors and executive officers of the Manager are as follows:

      NAME                       POSITION
      ----                       --------
      H. Wayne Snavely*          Chairman of the Board
      Joseph R. Tomkinson*       Vice Chairman of the Board
      Thomas O. Markel, Jr.      President and Director
      Stephen Shugerman          Executive Vice President
      Glenn R. Wilson, Jr.       Director

--------
*Each of these persons also serve as directors or executive officers of the Company.

  For biographical information on Messrs. Snavely and Tomkinson, see "Imperial Credit Mortgage Holdings, Inc.--Directors and Executive Officers."

  THOMAS O. MARKEL, JR. has been President and a Director of ICAI since March 1995. He has been President and Chief Executive Officer of HomeMac Corporation since August 1993. Prior to August 1993, he had been Executive Vice President, Chief Operating Officer and a Director of HomeMac since 1990. Mr. Markel is also Chairman of the Board, Chief Executive Officer and a Director of Homeowners' Mortgage Acceptance Corporation, the parent of HomeMac Corporation, which is currently inactive. Since 1990, Mr. Markel has primarily been involved in activities related to the analysis, financing and acquisition of mortgage banking entities and related assets. From March 1986 to March 1990, Mr. Markel was a Senior Vice President of Lepercq Capital Partners, responsible for capital market activities in the Western United States. Mr. Markel is a member of the Mortgage Bankers Association Educational and Loan Administration and Legislative Committees.

  STEPHEN SHUGERMAN has been Executive Vice President of ICAI since August 1995 and was a Director of ICAI from August 1995 through October 1995. Mr. Shugerman has been a Director of ICII since December 1991 and has been President of SPTL since June 1987. From June 1985 to May 1987, Mr. Shugerman was President of ATI Thrift & Loan Association, a privately owned thrift and loan association, and, from 1979 to 1985, he was Senior Vice President of Imperial Thrift and Loan Association, a former subsidiary of Imperial Bank. Mr. Shugerman has recently served as president of the California Association of Thrift & Loan Companies.

  GLENN R. WILSON, JR. has been a Director of ICAI since October 1995. He has been Chairman since May 1995, and President and Chief Executive Officer of Knutson Mortgage Corporation since June 1988. From February 1987 to June 1988, Mr. Wilson served as President and Chief Executive Officer of FirsTier Mortgage Company. From May 1985 through February 1987, Mr. Wilson served as President of the Government National Mortgage Association. Mr. Wilson has served on the Board of Governors of the Mortgage Bankers Association of America since March 1993.

MANAGEMENT AGREEMENT

  The Company has entered into a Management Agreement with the Manager effective on November 20, 1995, for an initial term expiring on January 31, 1997. The Company renewed the Management Agreement for an additional five year term (See "--Management Fees"). The Management Agreement may be terminated by the Company or the Manager without cause at any time upon 60 days' written notice. Any such termination or failure to extend by the Company without cause shall result in the payment of a termination or non-renewal fee to the Manager determined by an independent appraisal. In addition, the Company and the Manager will have the right to terminate the Management Agreement upon the occurrence of certain specified events, including a breach by the other party of any provision contained in the Management Agreement which remains uncured for 30 days. The Company may renew or terminate the Management Agreement by a majority vote of its Unaffiliated Directors or by a vote of the holders of a majority of the outstanding shares of Common Stock. The Manager may terminate the Management Agreement by a majority vote of its Board of Directors.

  The terms of the Management Agreement, including the management fees, were determined by arms-length discussion based upon what management of both ICAI and IMH believe are comparable with other advisory relationships and have been approved by the Board of Directors of ICAI and the Unaffiliated Directors of IMH. IMH's Bylaws provide that the Unaffiliated Directors shall determine at least annually that the compensation paid to the Manager is reasonable in relation to the nature and quality of the services performed by the Manager.

  The Manager is at all times subject to the supervision of the Company's Board of Directors and provides advisory services to the Company in accordance with the terms of the Management Agreement. The Manager is involved in three primary activities: (1) capital management--primarily the oversight of the Company's structuring, analysis, capital raising and investor relations activities; (2) asset management--primarily the analysis and oversight of the acquisition, management and disposition of Company assets; and (3) operations management--primarily the oversight of IMH's operating subsidiaries. Specifically, the Manager performs such services and activities relating to the assets and operations of the Company as may be appropriate, including:

    (a) serve as the Company's consultant with respect to formulation of investment criteria and interest rate risk management by the Board of Directors;

    (b) advise as to the insurance of commitments on behalf of the Company to purchase Mortgage Loans or purchasing Mortgage Loans and Agency
  Certificates meeting the investment criteria set from time to time by the Board of Directors:

    (c) advise the Company in connection with and assist in its long-term investment operations.

    (d) provide personnel and technical assistance to support securitization activities of the Company by reviewing documents and assisting in the determination and negotiation of the terms and features of securities issued in connection therewith;

    (e) furnish reports and statistical and economic research to the Company regarding the Company's activities and the services performed for the Company by the Manager;

    (f) monitor and provide to the Board of Directors on an on-going basis price information and other data, obtained from certain nationally-recognized dealers who maintain markets in Mortgage Loans identified by the Board of Directors from time to time, and provide data and advice to the Board of Directors in connection with the selection and identification of such dealers;

    (g) provide the executive and administrative personnel, office space and services required, including, without limitation, legal services and contract review from in-house counsel, human resources payroll, and 401K or benefits administration, in rendering services to the Company;

    (h) monitor and provide a full time asset liability manager with the proper computer hardware and software to perform research and analysis to provide data about the Company's portfolio of Mortgage Loans and recommended hedging strategies to the Board of Directors;

    (i) provide Management Information Systems voice and data phone line and equipment support;

    (j) advise on the negotiation of agreements on behalf of the Company with banking institutions and other lenders to provide for the short-term borrowing of funds by the Company;

    (k) communicate on behalf of the Company with the holders of the equity and debt securities of the Company as required to satisfy the reporting and other requirements of any governmental bodies or agencies and maintain effective relations with such holders of the Company's securities, including hiring and retaining a public relations firm to market and promote the Company.

    (l) assist in the administration of any stock option plan of the Company by providing personnel, administrative services, data processing and other systems and controls;

    (m) upon request by and in accordance with the direction of the Board of Directors, invest or reinvest any money of the Company; and

    (n) as approved and directed by the Board of Directors, perform such other services as may be required for management and other activities relating to the assets of the Company as the Manager shall deem appropriate under the particular circumstances.

  The Manager has entered into a submanagement agreement with ICII to perform such administrative services for the Company as the Manager deems necessary. The Manager may enter into additional contracts with other parties, including ICII, to provide any such services for the Manager, which third party shall be approved by the Company's Board of Directors.

  As of December 31, 1996, ICAI had a total of seven officers and directors who participate in the oversight of the Company's operations.

 MANAGEMENT FEES

  Prior to January 31, 1997, the Manager was entitled to a per annum base management fee payable monthly in arrears of an amount equal to (1) 3/8 of 1% of Gross Mortgage Assets of IMH comprised of other than Agency Certificates, conforming mortgage loans or mortgage-backed securities secured by or representing interests in conforming mortgage loans, plus (2) 1/8 of 1% of the remainder of Gross Mortgage Assets of IMH plus (3) 1/5 of 1% of the average daily asset balance of the outstanding amounts under IWLG's warehouse lending facilities. A base management fee of $2.1 million and $37,888 was accrued for the year ended December 31, 1996 and 1995, respectively.

  As incentive compensation, the Manager was entitled to receive for each fiscal quarter, an amount equal to 25% of the net income of the Company, before deduction of such incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to the daily average Ten Year U.S. Treasury Rate plus 2%. The term "Return on Equity" is calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Net Worth for the quarter. For such calculations, the "Net Income" of the Company means the income of the Company determined in accordance with GAAP before the Manager's incentive compensation, the deduction for dividends paid and any net operating loss deductions arising from losses in prior periods. A deduction for all of the Company's interest expenses for borrowed money is also taken in calculating Net Income. "Average Net Worth" for any period means the arithmetic average of the sum of the gross proceeds from any offering of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offering, plus the Company's retained earnings (without taking into account any losses incurred in prior periods) computed by taking the daily average of such values during such period. The definition "Return on Equity" is only for purposes of calculating the incentive compensation payable, and is not related to the actual distributions received by stockholders. The 25% Incentive Payment to the Manager will be calculated quarterly in arrears before any income distributions are made to stockholders for the corresponding period. For the year ended December 31, 1996 and for the year ended December 31, 1995, the Manager earned $1,274,336 and zero, respectively, for the Manager's Incentive Payment. Pursuant to the Management Agreement, the Company provides up to 1/5 of the Company's 25% Incentive Payment for distribution as bonuses to its employees in amounts to be determined by the Company's Board of Directors. Such payment is made in lieu of payment of a like amount to the Manager under the Management Agreement. For the year ended December 31, 1996, the Company recorded $154,751 pursuant to this provision of the Management Agreement.

  The management Agreement described above expired on January 31, 1997 and a new 5 year agreement was executed with similar terms except as follows: (1) 75% of the per annum base management fee as calculated above shall be paid to the Manager for services rendered under the agreement. 25% of the per annum base management fee as calculated above shall be paid to participants in its executive bonus pool in amounts to be determined in the sole discretion of the Company's Chief Executive Officer; (2) the Company will reserve up to 1/4 versus 1/5 of the above incentive compensation for distribution as bonuses to participants in its executive bonus pool in amounts to be determined in the sole discretion of the Company's Chief Executive Officer; and (3) net income included in the Return on Capital calculation was changed from net income in accordance with GAAP to net taxable income.

  The Manager's base and incentive fees are calculated by the Manager within 60 days after the end of each calendar quarter, with the exception of the fourth quarter for which compensation will be computed within 30 days, and such calculation shall be promptly delivered to the Company. The Company is obligated to pay the base fee within 90 days after the end of each calendar quarter.

 EXPENSES

  Pursuant to the Management Agreement, the Company also pays all operating expenses except those specifically required to be borne by the Manager under the Management Agreement. The operating expenses generally required to be borne by the Manager include the compensation and other employment costs of the Manager's officers in their capacities as such and the cost of office space and out-of-pocket costs, equipment and other personnel required for oversight of the Company's operations. The expenses paid by the Company include issuance and transaction costs incident to the acquisition, disposition and financing of investments, regular legal and auditing fees and expenses of the Company, the fees and expenses of the Company's Directors, premiums for directors' and officers' liability insurance, premiums for fidelity and errors and omissions insurance, servicing and sub-servicing expenses, the costs of printing and mailing proxies and reports to stockholders, and the fees and expenses of the Company's custodian and transfer agent, if any. Reimbursements of expenses incurred by the Manager which are the responsibility of the Company are made monthly. For the year ended December 31, 1996 and for the year ended December 31, 1995, there were no monies paid to the Manager as reimbursement of expenses.

 STOCK OPTION PLAN

  The Company has adopted the Stock Option Plan and the Manager and the directors, officers and employees of the Manager have been granted certain options or rights under the Stock Option Plan, and may in the future be granted additional options or rights under the Stock Option Plan. See "Item
11. Executive Compensation--Stock Options."

 LIMITS OF RESPONSIBILITY

  Pursuant to the Management Agreement, the Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of the Company's Board of Directors in following or declining to follow its advice or recommendations. The Manager, its directors, officers, shareholders and employees are not liable to the Company, any mortgage security issuer, any subsidiary of the Company, the Unaffiliated Directors, the Company's stockholders or any subsidiary's shareholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. The Manager is a recently formed company and does not have significant assets. Consequently, there can be no assurance that the Company would be able to recover any damages for claims it may have against the Manager. The Company has agreed to indemnify the Manager, and its directors, officers, shareholders and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from any acts or omissions of the Manager made in good faith in the performance of its duties under the Management Agreement.

RELATIONSHIPS WITH AFFILIATES

 GENERAL

  ICII is a publicly traded company whose shares of common stock are listed on the Nasdaq National Market. ICAI, a wholly-owned subsidiary of ICII, is the Manager and provides advisory services to IMH in accordance with the terms of the Management Agreement. As previously described, IMH utilizes the mortgage banking experience, management expertise and resources of ICII and ICAI in conducting its business. At March 20, 1997, ICII and SPTL, its wholly-owned subsidiary, owned in the aggregate 424,538 shares of the Common Stock of

IMH. In addition, a number of Directors and officers of IMH and ICIFC also serve as Directors and/or officers of ICII and ICAI. See "Item 10. Directors and Officers of the Registrant" and "--Relationships with the Manager." IMH currently utilizes ICII as a resource for technology, human resources services and management information services. The amount of services provided by ICII has decreased as IMH takes on certain of these responsibilities. As of December 31, 1996, ICII owned all of the voting common stock, representing a 1% economic interest in ICIFC, and IMH owned all of the non-voting preferred stock of ICIFC, representing 99% of the economic interest in ICIFC. ICII has the power to elect all of the directors of ICIFC and the ability to control the outcome of all matters for which the consent of the holders of the common stock of ICIFC is required. On March 31, 1997, ICII divested itself of its interest in ICIFC by contributing 100% of ICIFC's common stock to certain officers and directors of the Company.

  With a view toward protecting the interests of IMH's stockholders, the Charter and the Bylaws of IMH provide that a majority of the Board of Directors (and at least a majority of each committee of the Board of Directors) must not be "Affiliates" of ICAI, as that term is defined in the Bylaws, and that the investment policies of IMH must be reviewed annually by the Unaffiliated Directors. Such policies and restrictions thereon may be established from time to time by the Board of Directors, including a majority of the Unaffiliated Directors. In addition, any transaction between IMH and any Affiliated Person requires the affirmative vote of a majority of the Unaffiliated Directors. Moreover, approval, renewal or termination of the Management Agreement requires the affirmative vote of a majority of the Unaffiliated Directors. The Management Agreement may be terminated by either IMH or the Manager upon 60 days' notice. Any such termination or failure to extend by IMH without cause shall result in the payment of a termination or non-renewal fee to the Manager determined by an independent appraisal.

  Certain activities of ICII and its affiliates may adversely affect IMH's operations. For a further description of such activities and the possible effects to IMH therefrom, including the terms and conditions of the Non-Compete Agreement and the Right of First Refusal Agreement, see "--Other Transactions."

OTHER TRANSACTIONS

 The Contribution Transaction

  On November 20, 1995, ICII contributed to ICIFC certain of the operating assets and certain customer lists of ICII's mortgage conduit operations including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans subject to rate locks from correspondents (having a principal balance of $44.3 million at November 20, 1995), in exchange for shares representing 100% of the common stock and 100% of the outstanding non-voting preferred stock of ICIFC. Simultaneously, on November 20, 1995, in exchange for 500,000 shares of Common Stock, ICII (1) contributed to IMH all of the outstanding non-voting preferred stock of ICIFC, which represents 99% of the economic interest in ICIFC, (2) caused SPTL to contribute to IMH certain of the operating assets and certain customer lists of SPTL's warehouse lending division, and (3) executed the Non-Compete Agreement and the Right of First Refusal Agreement, each having a term of two years from November 20, 1995. Of the 500,000 shares issued pursuant to the Contribution Transaction, 450,000 shares were issued to ICII and 50,000 shares were issued to SPTL. All of the outstanding shares of common stock of ICIFC were retained by ICII. Lastly, IMH contributed all of the aforementioned operating assets of SPTL's warehouse lending operations contributed to it by SPTL to IWLG in exchange for shares representing 100% of the common stock of IWLG thereby forming it as a wholly owned subsidiary. At November 20, 1995, the net tangible book value of the assets contributed pursuant to the Contribution Transaction was $525,000. ICII and SPTL retained all other assets and liabilities related to the contributed operations which at November 20, 1995 consisted mostly of $11.7 million of MSRs, $22.4 million of finance receivables and $26.6 million in advances made by ICII and SPTL to fund mortgage conduit loan acquisitions and to fund finance receivables, respectively.

  Pursuant to the Non-Compete Agreement, ICII, except as set forth below, and any 25% entity may not compete with the Warehouse Lending Operations and may not establish a network of third party correspondent loan originators or another end-investor in non-conforming mortgage loans. ICII has also agreed
(1) that, in
addition to any other remedy that may be available to the Company, it will sell all of the outstanding shares of common stock of ICIFC retained by ICII pursuant to the Contribution Transaction to any third party reasonably acceptable to the Company in the event that ICII or a 25% entity establishes a network of third party correspondent loan originators during the term of the Non-Compete Agreement and (2) that any sale by ICIFC of shares of its capital stock or sale or transfer by ICII of any shares of the common stock of ICIFC which ICII owns may only be made to a party reasonably acceptable to the Company. Pursuant to the Non-Compete Agreement, SPTL may continue to act as an end-investor in non-conforming mortgage loans and SPFC, a subsidiary of ICII, may continue its business, which is primarily to act as a wholesale originator and bulk purchaser of non-conforming mortgage loans. Pursuant to the Right of First Refusal Agreement, ICII has granted ICIFC a right of first refusal to purchase all non-conforming mortgage loans that ICII or any 25% entity originates or acquires and subsequently offers for sale, and ICIFC has granted ICII, or any 25% entity designated by ICII, a right of first refusal to purchase all conforming mortgage loans that ICIFC acquires and subsequently offers for sale.

ARRANGEMENTS AND TRANSACTIONS WITH ICII

  The Company and ICII have entered into agreements for the purpose of defining their ongoing relationships. These agreements were developed in the context of a parent/subsidiary relationship and therefore were not the result of arms length negotiations between independent parties. It is the intention of the Company and ICII that such agreements and the transactions provided for therein, taken as a whole, are fair to both parties, while continuing certain mutually beneficial arrangements. However, there can be no assurance that each of such agreements, or the transactions provided for therein, have been effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

  The Company has entered into a sublease with ICII to lease a portion of its facilities as the Company's executive offices and administrative facilities. The Company believes that the terms of the sublease are at least as favorable as could have been obtained from an unaffiliated third party. For the year ended December 31, 1996 and for the Interim Period, $154,800 and $12,900, respectively, were paid by the Company to ICII under the sublease. See "Item
2. Properties."

  Additional or modified arrangements and transactions may be entered into by the Company, ICII, and their respective subsidiaries, in the future. Any such future arrangements and transactions will be determined through negotiation between the Company and ICII, and it is possible that conflicts of interest will be involved. The Unaffiliated Directors, consisting of directors independent of the Company, any manager of the Company (including ICAI) and ICII and its Affiliated Persons, must independently approve all transactions by and between the Company and ICII.

 TAX AGREEMENT

  IMH has entered into an agreement (the "Tax Agreement") effective November 20, 1995 with ICII for the purposes of (1) providing for filing certain tax returns, (2) allocating certain tax liability and (3) establishing procedures for certain audits and contests of tax liability.

  Under the Tax Agreement, ICII has agreed to indemnify and hold IMH harmless from any tax liability attributable to periods ending on or before November 20, 1995, in excess of such taxes as IMH has already paid or provided for. For periods ending after November 20, 1995, IMH will pay its tax liability directly to the appropriate taxing authorities. To the extent (1) there are audit adjustments that result in a tax detriment to IMH or (2) IMH incurs losses that are carried back to an earlier year and any such adjustment described in (1) or loss described in (2) results in a tax benefit to ICII or its affiliates, then ICII will pay to IMH an amount equal to the tax benefit as that benefit is realized. ICII will also agree to indemnify IMH for any liability associated with the contribution of the preferred stock of ICIFC and certain operational assets of SPTL's warehouse lending division or any liability arising out of the filing of a federal consolidated return by ICII or any return filed with any state or local counterpart liability. To the extent there are audit adjustments that result in any tax detriment to ICII or any of its affiliates with respect to any period ending on or before November 20, 1995, as a result thereof, IMH for any taxable period after November 20, 1995 realizes a tax benefit, then IMH shall pay to ICII the amount of such benefit at such time or times as IMH actually realizes such benefit.

  ICII generally controls audits and administrative and judicial proceedings with respect to periods ending on or before November 20, 1995, although ICII cannot compromise or settle any issue that increases IMH's liability without first obtaining the consent of IMH. IMH generally controls all other audits and administrative and judicial proceedings.

 SERVICES AGREEMENT

  Prior to November 20, 1995, the predecessors of ICIFC and IWLG were historically allocated expenses of various administrative services provided by ICII. The costs of such services were not directly attributable to a specific division or subsidiary and primarily included general corporate overhead, such as accounting and cash management services, human resources and other administrative functions. These expenses were calculated as a pro rata share of certain administrative costs based on relative assets and liabilities of the division or subsidiary, which management believed was a reasonable method of allocation. The allocations of expenses for the period January 1, 1995 to November 19, 1995, and for the year ended December 31, 1994 were $269,000 and $517,000, respectively, for ICIFC and IWLG combined.

  The Company and ICII have entered into a services agreement effective as of November 20, 1995 (the "Services Agreement") under which ICII provides various services to the Company, including data processing, human resource administration, general ledger accounts, check processing and payment of accounts payable. ICII charges fees for each of the services which it provides under the Services Agreement based upon usage. The Services Agreement has an initial term that ends on December 31, 1996 and is renewable annually thereafter. The Company may terminate the Services Agreement, in whole or in part, upon one month's written notice. As part of the services to be provided under the Services Agreement, ICII provides the Company with insurance coverage and self-insurance programs, including health insurance. The charge to the Company for coverage will be based upon a pro rata portion of the costs to ICII for the various policies. Management believes that the terms of the Services Agreement are as favorable to the Company as could be obtained from independent third parties. For the year ended December 31, 1996 and for the Interim Period, total expenses allocated to the Company related to these services were $441,000 and $29,000, respectively.

 MANAGEMENT AND SUB-SERVICING AGREEMENTS

  ICAI, a wholly-owned subsidiary of ICII, oversees the day-to-day operations of the Company, subject to the supervision of the Company's Board of Directors, pursuant to the Management Agreement which became effective on November 20, 1995. For a description of the terms of the Management Agreement, see""--Relationships with the Manager--Management Agreement."

  ICIFC acts as a servicer of mortgage loans acquired on a "servicing-released" basis by the Company in its Long-Term Investment Operations pursuant to the terms of a Servicing Agreement which became effective on November 20, 1995. For a general description of the terms of such a Servicing Agreement, see "Item 1-- Business--Servicing and Master Servicing." ICIFC subcontracts all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements.

 MORTGAGE LOANS PURCHASES

  During the year ended December 31, 1996, ICIFC purchased from ICII bulk mortgage loans packages of 30-year fully amortizing six-month adjustable LIBOR and 30- and 15-year fixed rate first and second trust deed mortgages having a principal balance of $224.7 million with net premiums paid of $3.8 million. Servicing rights on all mortgage loans were released to ICIFC.

  During the year ended December 31, 1996, ICIFC purchased from Walsh Securities mortgage loans of 30-year fully amortizing, six-month adjustable LIBOR and 15-year fixed rate second trust deed mortgages having a principal balance of $22.0 million with net premiums paid of $1.1 million. Servicing rights on all mortgage loans were retained by ICIFC. James Walsh, a director of the Company, is an Executive Vice President of Walsh Securities, Inc.

  On March 29, 1996, IMH purchased from ICIFC bulk mortgage loan packages of 30-year fully amortizing six-month adjustable LIBOR and 15-year fixed rate second trust deed mortgages having a principal balance of $276.3 million and $34.7 million with premiums paid of $2.8 million and $1.2 million, respectively. Servicing rights on all mortgage loans were retained by ICIFC.


  On August 28, 1996, IMH purchased from ICIFC bulk mortgage loan packages of 30-year fully amortizing six-month and two-year adjustable LIBOR and 15-year fixed rate second trust deed mortgages having a principal balance of $255.8 million and $9.6 million with premiums of $10.8 million and $408,000, respectively. Servicing rights on all mortgage loans were retained by ICIFC.

 PURCHASE OF SUBORDINATED LEASE RECEIVABLES

  On December 29, 1995, IMH purchased a subordinated interest in a lease receivable securitization from Imperial Business Credit, Inc. (IBC) a wholly-owned subsidiary of ICII. The lease receivables underlying the security were originated by IBC. IMH purchased the subordinated lease receivable at the present value of estimated cash flows based on a discount rate of 12% amounting to a purchase price of $8.4 million. On May 31, 1996, IMH sold the subordinated interest to IBC at no gain or loss.

 PURCHASE OF MORTGAGE-BACKED SECURITIES

  On November 6, 1996, the Company purchased Walsh Acceptance Corporation mortgage pass-through certificates series 1996-1, Class B issued September 30, 1996. The principal balance of the Class B Certificates was $10.7 million, net of a discount of $1.2 million to yield 9.3%. James Walsh, a director of the Company, is an Executive Vice President of Walsh Securities, Inc.

  During the year ended December 31, 1996, IMH purchased $32.5 million of subordinated mortgage-backed securities in connection with ICIFC's REMIC securitizations for $26.8 million, resulting in discounts of $5.7 million.

 PURCHASE OF OTHER INVESTMENTS

  On March 8, 1996, the Company purchased from ICII $5.0 million of its Senior Note obligations for $4.5 million plus accrued interest. On January 24, 1997, the Company redeemed the Senior Notes for $5.2 million, resulting in a gain of $648,000.

  On March 28, 1996, the Company purchased from ICII the beneficial interest in the Class A Trust Certificate for the Franchisee Loan Receivables Trust 1995-B. The trust is securitized by loans originated by Franchise Mortgage Acceptance Corporation LLC, a subsidiary of ICII. The purchase price was $2.8 million based upon a discount rate of 16%. On January 30, 1997, the Company sold its beneficial interest in the Franchisee Loan Receivables to ICIFC at carrying value, which approximated fair value. No gain or loss was recorded on the sale.

  On December 31, 1996, the Company purchased FMAC Loan Receivables Trust 1996-B Class D and E securities. The securities are collateralized by loans originated by Franchise Mortgage Acceptance Corporation LLC, a subsidiary of ICII. The Company purchased the Class D and E securities for $2.3 million and $5.1 million, respectively, a discount of $1.9 million and $2.4 million, respectively.

 BORROWINGS

  ICIFC has a $600 million warehouse borrowing agreement with IWLG of which $327.4 million and $550.3 million was outstanding at December 31, 1996 and 1995, respectively. Interest expense recorded related to this borrowing was $32.8 million and $1.3 million for the years ended December 31, 1996 and 1995, respectively.

  ICIFC's residual interests in securitizations are financed by an intercompany payable with ICII and is included in the balance sheet as due to affiliate. The $46.9 million of borrowings has a current interest rate of 12.0% with interest payable monthly and no stated maturity.

 PURCHASE OF RESIDUAL INTERESTS IN SECURITIZATIONS

  On December 31, 1996, ICIFC purchased from ICII eight residual interests in securitizations of primarily REMIC's for $46.9 million. ICIFC and ICII have estimated future cash flows from these residuals and priced them utilizing assumptions that they believe are consistent with those that would be utilized by an unaffiliated third-party purchaser.

  The Company may, from time to time, enter into additional transactions in the ordinary course of business with institutions with which certain of the Unaffiliated Directors are employed.

 RELATED PARTY LOAN

  In September 1996, ICIFC issued a $1.25 million secured residential first mortgage loan to the Chairman of IMH. Terms of the loan include monthly interest-only payments at 8% per annum, with the principal balance due in full on October 1, 1997.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements included in the Form 10-K are:

                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.

  Consolidated Balance Sheets at December 31, 1996 and 1995;

  Consolidated Statements of Operations for the years ended December 31, 1996,
       1995 and 1994;

  Consolidated Statement of Changes in Stockholders' Equity for the years ended
       December 31, 1996, 1995 and 1994;

  Consolidated Statements of Cash Flows for the years ended December 31, 1996,
       1995 and 1994;

  Notes to Consolidated Financial Statements

                            ICI FUNDING CORPORATION

  Balance Sheets at December 31, 1996 and 1995 (audited);

  Statements of Operations for the years ended December 31, 1996, 1995 and 1994 (audited);

  Statement of Changes in Shareholders' Equity for the years ended December
       31, 1996, 1995 and 1994 (audited);

  Statements of Cash Flows for the years ended December 31, 1996, 1995 and
       1994 (audited);

  Notes to Financial Statements

  All schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the financial statements and related notes or otherwise in the Form 10-K.

  (b) Exhibits

 EXHIBIT
   NO.
 -------
  3.1+   --  Charter of the Registrant.
  3.2+   --  Bylaws of the Registrant.
  4.1+   --  Form of Stock Certificate of the Company.
 10.1+   --  Form of Management Agreement between the Registrant and Imperial
              Credit Advisors, Inc.
 10.2+   --  Form of Submanagement Agreement between Imperial Credit Advisors,
              Inc. and Imperial Credit Industries, Inc.
 10.3+   --  Stock Option Plan.
 10.4+   --  Form of Indemnity Agreement between the Registrant and its
              Directors and officers.
 10.5+   --  Form of Tax Agreement between the Registrant and Imperial Credit
              Industries, Inc.
 10.6+   --  Form of Services Agreement between the Registrant and Imperial
              Credit Industries, Inc.
 10.7+   --  Form of Sublease between the Registrant and Imperial Credit
              Industries, Inc. regarding Santa Ana Heights facility.
 10.8+   --  Form of Employment Agreement.
 10.9+   --  Form of Loan Purchase and Administrative Services Agreement
              between the Registrant and ICI Funding Corporation.
 10.10+  --  Form of Contribution Agreement between the Registrant, Imperial
              Credit Industries, Inc., Southern Pacific Thrift & Loan
              Association, ICI Funding Corporation and Imperial Warehouse
              Lending Group, Inc.
 10.11+  --  Form of Non-Competition Agreement between the Registrant and
              Imperial Credit Industries, Inc.
 10.12+  --  Form of Right of First Refusal Agreement between Imperial Credit
              Industries, Inc. and ICI Funding Corporation.
 10.14++ --  Servicing Agreement between the Registrant and ICI Funding
              Corporation.
 10.15   --  Imperial Credit Mortgage Holdings, Inc. 1996 Stock Option Loan
              Plan.
 11      --  Statement regarding computation of per share earnings.
 21.1*   --  Subsidiaries of the Registrant.

--------
+ Incorporated by reference to, and all such exhibits have the corresponding Exhibit Number filed as part of the Registration Statement on Form S-11 (File No. 33-96670) and Amendments No. 1, 2 and 3 filed with the Securities and Exchange Commission on September 7, 1995, October 23, 1995, October 30, 1995 and November 8, 1995, respectively.
++ Incorporated by reference to, and all such exhibits have the corresponding
   Exhibit Number filed as part of the Registration Statement on Form S-11 (File No. 333-04011) and Amendment No. 1 filed with the Securities and Exchange Commission on May 17, 1996 and May 30, 1996, respectively.
* Incorporated by reference to, and all such exhibits have the corresponding Exhibit Number filed as part of the Registration Statement on Form S-11 (File No. 333-14873) and Amendment No. 1 filed with the Securities and Exchange Commission on October 25, 1996 and November 4, 1996, respectively.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IMPERIAL CREDIT MORTGAGE HOLDINGS,
                                        INC.

                                       by /s/    JOSEPH R. TOMKINSON
                                          -------------------------------------
                                                 Joseph R. Tomkinson
                                             Vice Chairman of the Board
                                             and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


/s/ JOSEPH R. TOMKINSON              Vice Chairman of the Board      March 31, 1997
____________________________________ and Chief Executive Officer
   Joseph R. Tomkinson               (Principal Executive
                                     Officer)



/s/ RICHARD J. JOHNSON               Chief Financial Officer         March 31, 1997
____________________________________ (Principal Financial and
   Richard J. Johnson                Accounting Officer)



/s/ H. WAYNE SNAVELY                 Chairman of the Board           March 31, 1997
____________________________________
   H. Wayne Snavely



/s/ JAMES WALSH                      Director                        March 31, 1997
____________________________________
   James Walsh



/s/ FRANK P. FILIPPS                 Director                        March 31, 1997
____________________________________
   Frank P. Filipps



/s/ STEPHAN R. PEERS                 Director                        March 31, 1997
____________________________________
   Stephan R. Peers