Form 10-K/A
period 1996-12-31
IMPERIAL CREDIT MORTGAGE HOLDINGS INC
filed 1997-04-30
CIK 1000298

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                              AMENDMENT NO. 1 TO

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NUMBER: 0-19861

                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                              33-0675505
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

          20371 IRVINE AVENUE                           92707
     SANTA ANA HEIGHTS, CALIFORNIA                   (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 556-0122

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS           WHICH REGISTERED
      -------------------       ------------------------
  Common Stock $0.01 par value  American Stock Exchange

  Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on March 20, 1997 on the American Stock Exchange was approximately$224.4 million.

    THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 20, 1997:
                                   9,400,000

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION

  During 1995, none of the executive officers of the Company earned more than $100,000 in total compensation. The following table sets forth all compensation paid by the Company to its Chief Executive Officer and the other executive officers whose annual salary and bonus were in excess of $100,000 during 1996.

                                                                               LONG-TERM
                                               ANNUAL COMPENSATION            COMPENSATION
                                     ---------------------------------------- ------------
                                                                               RESTRICTED
                                                               OTHER ANNUAL      STOCK         ALL OTHER
NAME AND PRINCIPAL POSITION(1)  YEAR SALARY($) BONUS($)(2)(3) COMPENSATION($) AWARD(S)($)  COMPENSATION($)(9)
------------------------------  ---- --------- -------------- --------------- ------------ ------------------
Joseph R. Tomkinson......       1996  250,000     471,197(4)      24,648(5)         --            870
 Vice Chairman of the
 Board and Chief
 Executive Officer of the
 Company and Chairman of
 the Board and CEO of
 ICIFC and IWLG
William S. Ashmore.......       1996  200,000     237,878(4)      16,248(6)         --            839
 President and Chief
 Operating Officer of the
 Company, Executive Vice
 President and Director
 of ICIFC and President
 and Director of IWLG
Richard J. Johnson.......       1996  100,000      68,250         16,248(6)      15,090(8)        216
 Senior Vice President,
 Chief Financial Officer,
 Treasurer, and Secretary
 of the Company, ICIFC
 and IWLG and Director of
 ICIFC
Mary C. Glass............       1996   90,000      99,148          6,755(7)         --            357
 Vice President of the
 Company and Senior Vice
 President, Structured
 Transactions, of ICIFC
 and IWLG

--------

 (1) On November 20, 1995, each of the persons in the above table entered into a five-year employment agreement at an annual salary as stated in the table, subject to adjustment for inflation, plus bonuses described in footnote (3) and in the case of Messrs. Tomkinson and Ashmore, those additional bonuses described in footnote (4).

 (2) During 1996, pursuant to the Management Agreement, the Company reserved up to 1/5 of the Company's 25% Incentive Payment for distribution as bonuses to its employees in amounts determined by the Company's Board of Directors. Such payment was made in lieu of payment of a like amount to ICAI under the Management Agreement. Pursuant to the Amended and Restated Management Agreement, dated January 31, 1997, the Company will pay 1/4 of the Company's 25% Incentive Payment for distribution as bonuses to participants in its executive bonus pool in amounts to be determined in the sole discretion of the Company's Chief Executive Officer and 25% of the per annum base management fee shall be paid to participants in the Company's executive bonus pool in amounts to be determined in the sole discretion of the Company's Chief Executive Officer. Such payment shall be made in lieu of payment of a like amount to ICAI under the Amended and Restated Management Agreement. See "Item 13. Certain Relationships and Certain Transactions--Relationships with the Manager--Management Fees."

 (3) Includes a quarterly bonus equal to the aggregate dividend such person would have received from the Company on all shares of Common Stock underlying unexercised stock options held by such person which were outstanding on the date of payment of said bonus, provided however that
     (1) no such bonus was paid in calendar 1995, (2) quarterly bonuses were paid for each of the first three quarters of calendar 1996 since the dividend that would be payable by the Company on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equaled or exceeded ten percent (10%) (on an annualized basis) of $13.00, and (3) quarterly bonuses were paid for the fourth quarter of 1996 since the dividend that would be payable by the Company on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equaled or exceeded fifteen percent (15%) (on an annualized basis) of $13.00. Quarterly bonuses will be paid for the next three calendar quarters thereafter only if the dividend that would be payable by the Company on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equals or exceeds fifteen percent (15%) (on an annualized basis) of $13.00 and quarterly bonuses will be paid for each calendar quarter thereafter, if the dividend that would be payable by the Company on shares of its Common Stock for the subject quarter equals or exceeds such level as determined by a majority of the Unaffiliated Directors. Such persons will not be required to refund any portion of such bonuses previously earned regardless of the level of dividends in subsequent quarters.

 (4) Messrs. Tomkinson and Ashmore are each entitled to performance and profitability bonuses but, in no event to exceed their respective base salaries.

 (5) Consists of (i) a car allowance paid by the Company of $14,400 and (ii) aggregate contributions paid by the Company of $10,248 under the 401(k) plan.

 (6) Consists of (i) a car allowance paid by the Company of $6,000 and (ii) aggregate contributions paid by the Company of $10,248 under the 401(k) plan.

 (7) Consists of (i) a car allowance paid by the Company of $3,000 and (ii) aggregate contributions paid by the Company of $3,755 under the 401(k) plan.

 (8) Consists of 1,006 shares acquired on April 12, 1996 and based on a closing price on that date of $15.00 per share as quoted on the American Stock Exchange. As of December 31, 1996, based on a closing price of $23.75 per share as quoted on the American Stock Exchange, the value of the stock was $23,893.

 (9) For each person, consists of payments on group term-life insurance.

OPTION GRANTS, EXERCISES AND YEAR-END VALUES

  The following table sets forth stock options granted to executive officers under the Stock Option Plan as of December 31, 1996:

             OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1996

                                                                             POTENTIAL REALIZABLE
                                                                               VALUE AT ASSUMED
                                                                               ANNUAL RATES OF
                                                                                 STOCK PRICE
                                                                               APPRECIATION FOR
                                          INDIVIDUAL GRANTS                      OPTION TERM
                         --------------------------------------------------- ----------------------
                         NUMBER OF
                           SHARES   PERCENTAGE OF
                         UNDERLYING    OPTIONS
                          OPTIONS    GRANTED TO   EXORCISE PRICE 3EXPIRATION
          NAME            GRANTED     EMPLOYEES       ($/SH)        DATE       5%($)       10%($)
          ----           ---------- ------------- -------------- ----------- ----------  ----------
Joseph R. Tomkinson.....    --           N/A           N/A           N/A             N/A         N/A
William S. Ashmore......    --           N/A           N/A           N/A             N/A         N/A
Richard J. Johnson......    --           N/A           N/A           N/A             N/A         N/A
Mary C. Glass...........    --           N/A           N/A           N/A             N/A         N/A

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                      NUMBER OF
                                                      SECURTIES           VALUE OF
                                                     UNDERLYING          UNEXERCISED
                                                     UNEXERCISED        IN-THE-MONEY
                                                     OPTIONS AT          OPTIONS AT
                           SHARES                  FISCAL YEAR-END     FISCAL YEAR-END
                         ACQUIRED ON    VALUE       EXERCISABLE/        EXERCISABLE/
          NAME           EXERCISE(#) REALIZED($) UNEXERCISABLE(#)(1) UNEXERCISABLE($)(2)
          ----           ----------- ----------- ------------------- -------------------
Joseph R. Tomkinson.....     --          --           --/95,000         --/1,187,500
William S. Ashmore......     --          --           --/50,000         --/  625,000
Richard J. Johnson......     --          --           --/25,000         --/  312,500
Mary C. Glass...........     --          --           --/25,000         --/  312,500

--------
(1) For a description of the terms of such options, see "--Stock Option Plan."
(2) Based on a price per share of $23.75, which was the price of a share of Common Stock as quoted on the American Stock Exchange at the close of business on December 31, 1996.

STOCK OPTION PLAN

  The Company has adopted a Stock Option, Deferred Stock and Restricted Stock Plan (the "Stock Option Plan") which provides for the grant of qualified incentive stock options ("ISOs") that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, (the "Code") stock options not so qualified ("NQSOs") and deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights awards ("Awards"). The Stock Option Plan is administered by a committee of directors appointed by the Board of Directors (the "Stock Option Committee"). ISOs may be granted to the officers and key employees of the Company. NQSOs and Awards may be granted to the directors, officers and key employees of the Company or any of its subsidiaries, to the directors, officers and key employees of the Manager, or to the Manager itself, and to the directors, officers and key employees of ICIFC. The exercise price for any option granted under the Stock Option Plan may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding Common Stock) of the fair market value of the shares of Common Stock at the time the option is granted. The purpose of the Stock Option Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to those whose job performance affects the Company. The effective date of the Stock Option Plan was August 31, 1995.

  Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the Stock Option Plan currently authorizes the grant of options to purchase, and Awards of, up to 299,500 shares as of March 31, 1997. If an option granted under the Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the Stock Option Plan.

  Under the Stock Option Plan, the Company may make loans available to stock option holders, subject to Board of Directors' approval, in connection with the exercise of stock options granted under the Stock Option Plan. See "-- Stock Option Loan Plan." If shares of Common Stock are pledged as collateral for such indebtedness, such shares may be returned to the Company in satisfaction of such indebtedness. If so returned, such shares shall again be available for issuance in connection with future stock options and Awards under the Stock Option Plan.

  Unless previously terminated by the Board of Directors, no options or Awards may be granted under the Stock Option Plan after August 31, 2005.

  Options granted under the Stock Option Plan will become exercisable in accordance with the terms of the grant made by the Stock Option Committee. Awards will be subject to the terms and restrictions of the award made by the Stock Option Committee. The Stock Option Committee has discretionary authority to select participants from among eligible persons and to determine at the time an option or Award is granted and, in the case of options, whether it is intended to be an ISO or a NQSO, and when and in what increments shares covered by the option may be purchased.

  Under current law, ISOs may not be granted to any individual who is not also an officer or employee of the Company. To ensure that the Company qualifies as a Real Estate Investment Trust ("REIT"), the Stock Option Plan provides that no options may be granted under the Stock Option Plan to any person who, assuming exercise of all options held by such person, would own or be deemed to own more than 9.5% of the outstanding shares of Common Stock of the Company.

  Each option must terminate no more than 10 years from the date it is granted (or 5 years in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the combined voting power of the Company's outstanding Common Stock). Options may be granted on terms providing for exercise in whole or in part at any time or times during their respective terms, or only in specified percentages at stated time periods or intervals during the term of the option, as determined by the Stock Option Committee.

  The exercise price of any option granted under the Stock Option Plan is payable in full (1) in cash, (2) by surrender of shares of the Company's Common Stock already owned by the option holder having a market value equal to the aggregate exercise price of all shares to be purchased including, in the case of the exercise of NQSOs, restricted stock subject to an Award under the Stock Option Plan, (3) by cancellation of indebtedness owed by the Company to the option holder, (4) by a full recourse promissory note executed by the option holder, or (5) by any combination of the foregoing. The terms of any promissory note may be changed from time to time by the Board of Directors to comply with applicable United States Internal Revenue Service or Commission regulations or other relevant pronouncements.

  The Board of Directors may from time to time revise or amend the Stock Option Plan, and may suspend or discontinue it at any time. However, no such revision or amendment may impair the rights of any participant under any outstanding Award without his consent or may, without stockholder approval, increase the number of shares subject to the Stock Option Plan or decrease the exercise price of a stock option to less than 100% of fair market value on the date of grant (with the exception of adjustments resulting from changes in capitalization), materially modify the class of participants eligible to receive options or Awards under the Stock Option Plan, materially increase the benefits accruing to participants under the Stock Option Plan or extend the maximum option term under the Stock Option Plan.

STOCK OPTION LOAN PLAN

  In December 1996, the Board of Directors adopted the Imperial Credit Mortgage Holdings, Inc. 1996 Stock Option Loan Plan (the "Loan Plan") under which loans may be made to officers, directors and key employees of the Company, the Manager and ICIFC in connection with the exercise of stock options granted under the Stock Option Plan. Under the Loan Plan, the principal of any loan may not exceed the sum of (x) the exercise price less the par value of the shares of Common Stock covered by the stock option excercised by the holder and (y) any Federal, state, or local income tax attributable to such exercise. Any loan proceeds must be paid directly to the Company in connection with the exercise of such options. Loans may be extended for a period of five years and can be extended annually for up to two more years, but in no event may the term be longer than seven years, including extensions. The interest rate on each loan will be adjusted annually from the date of the loan with a rate approved by the Compensation Committee, with such interest rate to be at all times at least sufficient to avoid imputed interest under the Code. The loans under the Loan Plan are evidenced by a promissory note, they are full recourse loans and are secured by pledges of the Common Stock purchased upon the exercise of the stock options to which they relate. In the event of the sale or transfer of any of the shares of the Common Stock pledged as security, except under certain limited conditions, the unpaid principal balance and accrued interest shall become immediately due and payable to the extent of the proceeds realized from such sale or transfer. The principal and interest on the loans made under the Loan Plan are payable quarterly only upon the payment of dividends by the Company to holders of its Common Stock. The loans may be prepaid without penalty at any time.

  In December 1996 and March 1997, the Unaffiliated Directors of the Company and Directors of ICAI excercised 45,000 and 55,000 stock options, respectively. In connection with the exercise of stock options by the Unaffiliated Directors of the Company and Directors of ICAI, the Company made loans secured by the related Common Stock totaling $1,546,875.

401(K) PLAN

  On the effective date of the Initial Public Offering, the Company commenced participation in the ICII contributory retirement plan ("401(k) Plan") for all full time employees with at least six months of service, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Code. The 401(k) Plan provides that each participant may contribute from 2% to 14% of his or her salary, and the Company will contribute to the participant's plan account at the end of each plan year 50% of the first 4% of salary contributed by a participant. Under the 401(k) Plan, employees may elect to enroll on the first day of any month, provided that they have been employed for at least six months.

  Subject to the rules for maintaining the tax status of the 401(k) Plan, an additional Company contribution may be made at the discretion of the Company, as determined by the Unaffiliated Directors. Should a discretionary contribution be made, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%. Should discretionary contribution funds remain following the allocation outlined above, any remaining Company matching funds would be allocated as a 50% match of employee contributions, on the first 4% of the employee's deferrals. Company matching contributions will be made as of December 31st of each year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company's Compensation Committee and Audit Committee each consist of Messrs. Snavely, Tomkinson, Walsh, Filipps and Peers.

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

  H. Wayne Snavely, Chairman of the Board of the Company, is also Chairman of the Board, Chief Executive Officer and President of ICII. Joseph R. Tomkinson, Vice Chairman of the Board and Chief Executive Officer of the Company, is also a Director of ICII. See "Item 13. Certain Relationships and Certain Transactions--Relationships with Affiliates--Arrangements and Transactions With ICII."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (b) Exhibits

 EXHIBIT NO.
 -----------
  3.1+       --Charter of the Registrant.
  3.2+       --Bylaws of the Registrant.
  4.1+       --Form of Stock Certificate of the Company.
 10.1+       --Form of Management Agreement between the Registrant and Imperial
             Credit Advisors, Inc.
 10.2+       --Form of Submanagement Agreement between Imperial Credit
              Advisors, Inc. and Imperial Credit Industries, Inc.
 10.3+       --Stock Option Plan.
 10.4+       --Form of Indemnity Agreement between the Registrant and its
              Directors and officers.
 10.5+       --Form of Tax Agreement between the Registrant and Imperial Credit
              Industries, Inc.
 10.6+       --Form of Services Agreement between the Registrant and Imperial
              Credit Industries, Inc.
 10.7+       --Form of Sublease between the Registrant and Imperial Credit
              Industries, Inc. regarding Santa Ana Heights facility.
 10.8+       --Form of Employment Agreement.
 10.9+       --Form of Loan Purchase and Administrative Services Agreement
              between the Registrant and ICI Funding Corporation.
 10.10+      --Form of Contribution Agreement between the Registrant, Imperial
              Credit Industries, Inc., Southern Pacific Thrift & Loan
              Association, ICI Funding Corporation and Imperial Warehouse
              Lending Group, Inc.
 10.11+      --Form of Non-Competition Agreement between the Registrant and
              Imperial Credit Industries, Inc.
 10.12+      --Form of Right of First Refusal Agreement between Imperial Credit
              Industries, Inc. and ICI Funding Corporation.
 10.14++     --Servicing Agreement between the Registrant and ICI Funding
              Corporation.
 10.15**     --Imperial Credit Mortgage Holdings, Inc. 1996 Stock Option Loan
              Plan.
 10.16       --Amended and Restated Management Agreement between the Registrant and Imperial Credit Advisors, Inc.
  11**       --Statement regarding computation of per share earnings.
 21.1*       --Subsidiaries of the Registrant.
 23.1        --Consent of KPMG Peat Marwick LLP regarding the Registrant.
 23.2        --Consent of KPMG Peat Marwick LLP regarding ICI Funding
              Corporation.

--------
+ Incorporated by reference to, and all such exhibits have the corresponding Exhibit Number filed as part of the Registration Statement on Form S-11 (File No.33-96670) and Amendments No.1, 2 and 3 filed with the Securities and Exchange Commission on September 7, 1995, October 23, 1995, October 30, 1995 and November 8, 1995, respectively.
++ Incorporated by reference to, and all such exhibits have the corresponding
   Exhibit Number filed as part of the Registration Statement on Form S-11 (File No. 333-04011) and Amendment No. 1 filed with the Securities and Exchange Commission on May 17, 1996 and May 30, 1996, respectively.
* Incorporated by reference to, and all such exhibits have the corresponding Exhibit Number filed as part of the Registration Statement on Form S-11 (File No. 333-14873) and Amendment No. 1 filed with the Securities and Exchange Commission on October 25, 1996 and November 4, 1996, respectively.
** Previously filed.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, "HEREUNTO DULY AUTHORIZED."

                                          Imperial Credit Mortgage Holdings,
                                           Inc.

                                                  /s/ Joseph R. Tomkinson
                                          By: _________________________________
                                                    JOSEPH R. TOMKINSON
                                              VICE CHAIRMAN OF THE BOARD AND
                                                  CHIEF EXECUTIVE OFFICER

Dated: April 28, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE

       /s/ Joseph R. Tomkinson          Vice Chairman of the    April 28, 1997
-------------------------------------    Board and Chief
         JOSEPH R. TOMKINSON             Executive Officer
                                         (Principal
                                         Executive Officer)

       /s/ Richard J. Johnson           Chief Financial         April 28, 1997
-------------------------------------    Officer (Principal
         RICHARD J. JOHNSON              Financial and
                                         Accounting Officer)

        /s/ H. Wayne Snavely            Chairman of the         April 28, 1997
-------------------------------------    Board
          H. WAYNE SNAVELY

           /s/ James Walsh              Director                April 28, 1997
-------------------------------------
             JAMES WALSH

        /s/ Frank P. Filipps            Director                April 28, 1997
-------------------------------------
          FRANK P. FILIPPS

        /s/ Stephan R. Peers            Director                April 28, 1997
-------------------------------------
          STEPHAN R. PEERS