Form 10-Q
period 1997-03-31
IMPERIAL CREDIT MORTGAGE HOLDINGS INC
filed 1997-05-15
CIK 1000298

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1997 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______________ to ______________

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

          Securities registered pursuant to Section 12(b) of the Act:


                                        Name of each exchange on
            Title of each class             which registered
            -------------------             ----------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sales price of its Common Stock on May 12, 1997 on the American Stock Exchange was approximately $231.5 million.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 12, 1997:  9,639,784

                      Documents incorporated by reference

                                      None

                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.

                        1997 FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS


                                                                                                             PAGE #

PART I.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 1.     FINANCIAL INFORMATION - IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.

            Consolidated Balance Sheets, March 31, 1997 and December 31, 1996.............................    3
            Consolidated Statements of Operations, Three-Months Ended March 31, 1997 and 1996.............    4
            Consolidated Statements of Cash Flows, Three-Months Ended March 31, 1997 and 1996.............    5
            Selected Notes to Consolidated Financial Statements...........................................    6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                                      11
            AND RESULTS OF OPERATIONS

PART II.    OTHER INFORMATION

ITEM 1.-5.  NOT APPLICABLE                                                                                   15

            SIGNATURES                                                                                       16


PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (dollars in thousands, except per share data)

                                  (unaudited)

                                                                   March 31, 1997        December 31, 1996
                                                                   --------------        -----------------
                           ASSETS
                           ------
Cash and cash equivalents                                          $       15,973        $          22,610
Investment securities available-for-sale                                   60,268                   63,506
Loan Receivables:
   CMO collateral                                                         453,956                  501,744
   Mortgage loans held for investment                                     346,395                      914
   Finance receivables                                                    208,589                  362,312
   Allowance for loan losses                                               (5,176)                  (4,384)
                                                                   --------------        -----------------
       Net loan receivables                                             1,003,764                  860,586
Investment in Imperial Credit Commercial Holdings, Inc.                    14,532                        -
Investment in ICI Funding Corporation                                      11,448                    9,896
Accrued interest receivable                                                 9,159                    7,263
Due from affiliates                                                         7,502                    7,709
Other real estate owned                                                     2,518                      332
Other assets                                                                  786                      453
                                                                   --------------        -----------------
                                                                   $    1,125,950        $         972,355
                                                                   ==============        =================

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Reverse-repurchase agreements                                      $      556,259        $         357,715
CMO Borrowings                                                            431,872                  474,513
Accrued dividends payable                                                   5,475                    5,170
Other liabilities                                                           2,697                    5,739
Due to affiliates                                                              28                       27
                                                                   --------------        -----------------
     Total Liabilities                                                    996,331                  843,164
                                                                   --------------        -----------------

Stockholders' Equity:
     Preferred Stock; $.01 par value; 10 million shares
       authorized; none issued or outstanding at March 31,
       1997 (unaudited) and at December 31, 1996                                -                        -
     Common Stock; $.01 par value; 50 million shares authorized;
       9,455,000 shares issued and outstanding at March 31, 1997
       (unaudited) and 9,400,000 shares issued and outstanding at
       December 31, 1996                                                       95                       94
     Additional paid-in capital                                           136,139                  135,521
     Investment securities valuation allowance                             (2,273)                  (2,458)
     Cumulative dividends declared                                        (20,917)                 (15,441)
     Notes receivable from common stock sales                              (1,534)                    (720)
     Retained earnings                                                     18,109                   12,195
                                                                   --------------        -----------------
       Total Stockholders' Equity                                         129,619                  129,191
                                                                   --------------        -----------------
                                                                   $    1,125,950        $         972,355
                                                                   ==============        =================

         See accompanying notes to consolidated financial statements.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (in thousands, except earnings per share data)

                                  (unaudited)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1997           1996
                                                                    -------------   ------------
Revenues
--------
   Interest income                                                  $      23,080   $     13,010
   Equity in net income of ICI Funding Corporation                          1,552            542
   Equity in net loss of Imperial Credit Commercial Holdings, Inc.           (471)             -
   Gain on sale of securities                                                 648              -
   Fees and other income                                                      119            172
                                                                    -------------   ------------
                                                                           24,928         13,724

Expenses
--------
   Interest on CMO borrowings and reverse repurchase agreements            15,322          9,009
   Advisory fee                                                             1,465            426
   Provision for loan losses                                                1,464          2,415
   Professional services                                                      494             44
   General and administrative expense                                         162             92
   Personnel expense                                                           67             44
   Loss on sale of other real estate owned                                     40              -
                                                                    -------------   ------------
                                                                           19,014         12,030
                                                                    -------------   ------------
   Net income                                                       $       5,914   $      1,694
                                                                    =============   ============
Primary and fully diluted income per common share                   $        0.62   $       0.39
                                                                    =============   ============
Cumulative dividends declared per common share                      $        0.58   $       0.39
                                                                    =============   ============

         See accompanying notes to consolidated financial statements.

           IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                          1997             1996
                                                                       -----------     ------------
Cash flows from operating activities:
  Net income                                                           $     5,914     $      1,694
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Equity in net income of ICIFC                                            (1,552)            (542)
   Equity in net loss of ICH                                                   471                -
   Equity in net loss of ICCC                                                   64                -
   Provision for loan losses                                                 1,464            2,415
   Net change in accrued interest on loans and investments                  (1,896)          (3,965)
   Net change in other assets and liabilities                               (2,731)           5,188
                                                                       -----------     ------------
      Net cash provided by operating activities                              1,734            4,790

Cash flows from investing activities:
   Change in CMO collateral                                                 47,788                -
   Change in finance receivables                                           153,723          386,730
   Change in mortgage loans held for investment, net                      (345,481)        (313,751)
   Net change in other real estate owned, net                               (2,858)            (332)
   Purchases of investment securities available-for-sale                    (7,755)         (15,839)
   Sales of investment securities available-for-sale                        13,379                -
   Principal reductions on securities available-for-sale                    (2,201)               -
   Net change in lease payment receivables                                       -              635
   Contributions to ICI Funding Corporation                                      -           (8,128)
   Contributions to Imperial Credit Commercial Holdings                    (15,003)               -
   Contributions to Imperial Commercial Capital Corporation                   (500)               -
                                                                       -----------     ------------
      Net cash provided by (used in) investing activities                 (158,908)          49,315

Cash flows from financing activities:
   Net change in reverse-repurchase agreements                             198,544          (38,982)
   Net change in CMO borrowings                                            (42,641)               -
   Dividends paid                                                           (5,171)            (340)
   Proceeds from exercise of stock options                                     619                -
   Advances to purchase common stock, net of principal reductions             (814)               -
                                                                       -----------     ------------
      Net cash provided by (used in) financing activities                  150,537          (39,322)

Net change in cash and cash equivalents                                     (6,637)          14,783
Cash and cash equivalents at beginning of period                            22,610            2,285
                                                                       -----------     ------------
Cash and cash equivalents at end of period                             $    15,973     $     17,068
                                                                       ===========     ============
Supplementary information:
   Interest paid                                                       $    14,327     $      8,999


      See accompanying notes to consolidated financial statements.

                           IMPERIAL CREDIT MORTGAGE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Unless the context otherwise requires, references herein to the "Company"' refer to Imperial Credit Mortgage Holdings, Inc. ("IMH"), ICI Funding Corporation ("ICIFC"), ICIFC Secured Assets Corporation ("ICIFC Assets"), IMH Assets Corporation ("IMH Assets"), and Imperial Warehouse Lending Group, Inc. ("IWLG"), collectively. References to IMH refer to Imperial Credit Mortgage Holdings, Inc. as a separate entity from ICIFC, ICIFC Secured Assets, IMH Assets and IWLG.

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principals and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      References to financial information of IMH for the three-month period ended March 31, 1997 reflect financial results of IMH's equity interest in net income in ICIFC, IMH's equity interest in net loss of Imperial Credit Commercial Holdings, Inc. ("ICH"), IMH's equity interest in net loss in Imperial Commercial Capital Corporation ("ICCC"), and results of operations of IMH, IMH Assets and IWLG as stand-alone entities, subsequent to the Initial Public Offering ("IPO"). Refer to "The Contribution Transaction" for additional information.

      The results of operations of ICIFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations for IMH as "Equity in net income of ICI Funding Corporation." The results of operations of ICH, of which 49.9% of the economic interest is owned by IMH, are included in the results of operations for IMH as "Equity in net loss of Imperial Credit Commercial Holdings, Inc."


2.    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      The Company is a mortgage Real Estate Investment Trust ("REIT") which invests primarily in non-conforming, high-yielding mortgages which, together with its subsidiaries and related companies, operates three businesses: (1) the Long-Term Investment Operations, (2) the Conduit Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Conduit Operations purchases and sells or securitizes primarily non-conforming mortgage loans, and the Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. These latter two businesses include certain ongoing operations contributed to the Company in 1995 by Imperial Credit Industries, Inc. ("ICII"), a leading specialty finance company. IMH is organized as a REIT for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level.

      Long-Term Investment Operations. The Long-Term Investment Operations, conducted by IMH, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). Such loans generally provide higher yields than conforming loans. The principal differences between conforming loans and non-conforming loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the type of properties securing the mortgage loans, the loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are higher yielding mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes. At March 31, 1997, IMH's mortgage loan and securities investment portfolio consisted of $454.0 million of mortgage loans held in trust as collateral for Collateralized Mortgage Obligations ("CMOs"), $346.4 of mortgage loans held for investment, which the Company anticipates securitizing as a CMO in May 1997, and $60.3 million of mortgage-backed or other collateralized securities.

      Conduit Operations. The Conduit Operations, conducted by ICIFC, purchases primarily non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of third party correspondents and subsequently securitizes or sells such loans to permanent investors, including the Long-Term Investment Operations. ICIFC's ability to design non-conforming mortgage loans which suit the needs of its correspondent loan originators and their borrowers while providing sufficient credit quality to investors, as well as its efficient loan purchasing process, flexible purchase commitment options and competitive pricing, enable it to compete effectively with other non-conforming mortgage loan conduits. In addition to earnings generated from ongoing securitizations and sales to third party investors, ICIFC supports the Long-Term Investment Operations of the Company by supplying IMH with non-conforming mortgage loans and securities backed by such loans. For the three months ended March 31, 1997 and the year ended December 31, 1996, ICIFC acquired $505.9 million and $1.5 billion, respectively, of mortgage loans and sold or securitized $314.5 million and $1.6 billion, respectively, of mortgage loans. During the first quarter of 1997 and the year ended December 31, 1996, the Long-Term Investment Operations acquired $333.7 million and $591.6 million, respectively, of such loans from ICIFC as well as $97,000 and $32.5 million, respectively, of securities created by ICIFC. Prior to the Contribution Transaction, ICIFC was a division or subsidiary of ICII since 1990. IMH owns 99% of the economic interest in ICIFC, while certain officers and directors of IMH are holders of all the outstanding common voting stock of ICIFC, representing 1% of the economic interest in ICIFC, as ICII divested itself of its interest in ICIFC by granting 100% of ICIFC's common stock to certain officers and directors of the Company.

      Warehouse Lending Operations. The Warehouse Lending Operations, conducted by IWLG, provide warehouse and repurchase financing to ICIFC and to approved mortgage banks, most of which are correspondents of ICIFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors. At March 31, 1997, the Warehouse Lending Operations had $208.6 million in finance receivables outstanding, of which $169.2 million was outstanding with ICIFC.

      In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supersedes SFAS 122. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfers. SFAS 125 includes specific provisions to deal with servicing assets or liabilities. SFAS 125 will be effective for transactions occurring after December 31, 1996 except for certain transactions which according to Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB 125," will be effective if occurring after December 31, 1997. The Company adopted SFAS 125 on January 1, 1997 and there was no impact on the Company's financial position or results of operations.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 supersedes APB Opinion No. 15 ("APB 15"), "Earnings per Share and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 will replace the presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS. SFAS 128 will also require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation the numerator of the diluted EPS computation. This statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company has determined that this statement will have no significant impact on the financial position or results of operations.

3.    INVESTMENT IN ICI FUNDING CORPORATION

      The Company records its investment in ICIFC on the equity method. On March 31, 1997, ownership of all of the common stock of ICIFC was transferred from ICII to certain directors and officers of IMH who are entitled to 1% of the earnings or losses of ICIFC. The Company is entitled to 99% of the earnings or losses of ICIFC through its ownership of all of the non-voting preferred stock in ICIFC. Gains or losses on the sale of loans or securities by ICIFC to IMH are deferred and amortized or accreted for gain or loss on sale over the estimated life of the loans or securities using the interest method.

      Summarized financial information for ICIFC (in thousands):

                                BALANCE SHEETS
                                  (unaudited)

                                              March 31, 1997   December 31, 1996
                                              --------------   -----------------
                    ASSETS
                    ------
Cash
Residual interests in securitizations            $  1,107          $  4,395
Mortgage loans held for sale, net                  44,782            46,949
Mortgage servicing rights                         177,441           334,104
Servicing advances                                  2,565             1,583
Premises and equipment, net                         1,038               834
Accrued interest receivable                         1,145             1,845
Other assets                                          771               676
                                                 --------          --------
                                                 $239,346          $399,171
                                                 ========          ========
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Borrowings from IWLG                             $169,232          $327,422
Due to affiliates                                  45,790            54,803
Other liabilities                                   7,007             2,876
Deferred revenue                                    3,386             1,393
Accrued interest expense                            2,367             2,681
                                                 --------          --------
    Total liabilities                             227,782           389,175

Shareholders' Equity:
  Preferred Stock                                   9,143             9,143
  Common Stock                                         92                92
  Retained earnings                                 2,329               761
                                                 --------          --------
    Total shareholders' equity                     11,564             9,996
                                                 --------          --------
                                                 $239,346          $399,171
                                                 ========          ========

                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                  Three Months Ended March 31,
                                                --------------------------------
                                                  1997                    1996
                                                --------                --------
Revenues
--------
  Interest income                                $ 9,784                 $11,119
  Gain on sale of loans                            3,922                   2,614
  Loan servicing income                              638                      32
                                                 -------                 -------
                                                  14,344                  13,765
Expenses:
---------
  Interest on borrowings from IWLG                 7,144                  11,219
  Interest on borrowings from affiliates           1,440                       -
  Personnel expense                                1,870                     835
  Provision for repurchases                          288                     400
  Amortization of mortgage servicing rights          407                      14
  General and administrative expense                 481                     365
                                                 -------                 -------
                                                  11,630                  12,833

Income before income taxes                         2,714                     932

Income tax expense                                 1,147                     384
                                                 -------                 -------
  Net income                                     $ 1,567                 $   548
                                                 =======                 =======


4.    INVESTMENT IN IMPERIAL CREDIT COMMERCIAL HOLDINGS, INC.

      ICH is a recently formed specialty commercial property finance company which will elect to be taxed at the corporate level as a REIT for federal income tax purposes. ICH was incorporated in February 1997 for the purpose of investing in commercial mortgages and commercial mortgage-backed securities. The Company records its investment in ICH on the equity method. As of March 31, 1997, the Company owned 299,000 shares of ICH common stock and is entitled to 49.9% of the earnings or losses of ICH while certain officers and directors of the Company own 300,000 shares of ICH common stock and are entitled to 50.1% of the earnings or losses of ICH. For additional information regarding ICH, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Significant Transactions").

      Summarized financial information for ICH (in thousands):

                                 BALANCE SHEET

                                                              March 31, 1997
                                                              --------------
                         ASSETS
                         ------
Cash and cash equivalents                                         $ 4,400
Commercial mortgages held for investment, net                      17,522
Residual interest in securitization                                10,025
Other assets                                                          303
                                                                  -------
                                                                  $32,250
                                                                  =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Borrowings from IWLG                                              $16,563
Other affiliated borrowings                                           520
Accrued interest expense                                              150
                                                                  -------
    Total liabilities                                              17,233

Stockholders' equity:
  Preferred Stock                                                      30
  Common Stock                                                          6
  Additional paid-in-capital                                       14,970
  Contributed capital                                                 957
  Accumulated deficit                                                (946)
                                                                  -------
    Total stockholders' equity                                     15,017
                                                                  -------
                                                                  $32,250
                                                                  =======

                           STATEMENTS OF OPERATIONS

                                                             For the period from
                                                               January 15, 1997
                                                               (commencement of
                                                              operations through
                                                                March 31, 1997
                                                             -------------------
Revenues
--------
  Interest income                                                 $   366

Expenses:
---------
  Interest on borrowings from IWLG                                    150
  Interest on other affiliated borrowings                             129
  Stock compensation expense                                          957
  General and administrative                                           63
  Provision for loan losses                                            13
                                                                  -------
                                                                    1,312

                                                                  -------
Net loss                                                          $  (946)
                                                                  =======

5.    INVESTMENT SECURITIES AVAILABLE-FOR-SALE

      The Company classifies investment and mortgage-backed securities as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment and mortgage-backed securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as a separate component of stockholders' equity, and trading securities are reported at fair value with unrealized gains and losses reported in income. Discounts obtained on investment securities are amortized to interest income over the estimated life of the investment securities using the interest method.

      At March 31, 1997, IMH's investment securities available-for-sale included $55.0 million of subordinated securities collateralized by mortgages and $5.3 million of subordinated securities collateralized by other loans. In general, subordinated classes of a particular series of securities bear all losses prior to the related senior classes.

      The Company's investment securities are held as available-for-sale, reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. As the Company qualifies as a REIT and no income taxes are paid, the unrealized gains and losses are reported gross in stockholders' equity.

6.    STOCKHOLDERS' EQUITY

      In January 1997, additional stock options totaling 90,000 were granted to executive officers of IMH at an exercise price of $23.125 per share. The 90,000 stock options become excercisable on the first anniversary of the date of grant and expire ten years from the date they were granted.

      In March 1997, Director's of Imperial Credit Advisors, Inc. ("ICAI") and ICII exercised 55,000 shares of common stock at $11.25 per share or $619,000 in proceeds. In conjunction with the exercise of these shares, the Company approved loans totaling $827,000 to the Director's of ICAI and ICII under the terms and conditions of the Company's stock option loan program. As of March 31, 1997, total notes receivable from common stock sales was $1.5 million.

      In March 1997, the Board of Directors declared a $0.58 cash dividend be paid on April 15, 1997 to stockholders of record on April 1, 1997.



      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      References to financial information reflect the financial operations of IMH and its subsidiaries, IWLG and IMH Assets, and IMH's equity interests in ICIFC and ICH.

      SIGNIFICANT TRANSACTIONS

      In February 1997, the officers and directors of the Company, as a group, and IMH purchased 300,000 and 299,000 shares of the Common Stock of ICH, respectively. In addition, IMH purchased all of the non-voting preferred stock of Imperial Commercial Capital Corporation ("ICCC"), which represent 95% of the economic interest in ICCC, for $500,000, and certain of the Company's officers purchased all of the outstanding shares of common stock of ICCC, which represent 5% of the economic interest in ICCC. ICCC brokered ICH's purchase of $7.3 million and $10.2 million of condominium conversion loans which were financed with $16.6 million in borrowings under a warehouse lending facility provided by a subsidiary of IMH, and $900,000 in borrowings from IMH.

      In March 1997, IMH lent ICH $15.0 million evidenced by a promissory note convertible into shares of non-voting preferred stock of ICH (the "ICH Preferred Stock") at the rate of one share of ICH Preferred Stock for each $5.00 principal amount of said note (the "Conversion Rate"). IMH converted the aforementioned $15.0 million principal amount promissory note into an aggregate of 3,000,000 shares of ICH Preferred Stock. All ICH Preferred Stock is automatically convertible upon the closing of ICH's Offering into shares of ICH Common Stock determined by multiplying the number of shares of ICH Preferred Stock to be converted by a fraction, the numerator of which is $5.00 and the denominator of which is the Subscription Price. Notwithstanding the foregoing, consistent with IMH's classification as a REIT, IMH shall not be entitled to have converted into ICH Common Stock more than that number of shares of ICH Preferred Stock whereby IMH would own, immediately after such conversion, greater than 9.8% of ICH's outstanding Common Stock. Any shares of ICH Preferred Stock not converted into ICH Common Stock upon the closing of the Offering shall on such date automatically convert into shares of ICH non-voting Class A Common Stock (the "ICH Class A Stock") at the same rate as the ICH Preferred Stock converted into Common Stock on said date. Shares of ICH Class A Stock convert into shares of Common Stock on a one-for-one basis and each such class of Common Stock is entitled to cash dividends on a pro rata basis. Upon any subsequent issuances of Common Stock by ICH or sale of ICH Common Stock held by IMH, shares of ICH Class A Stock shall automatically convert into additional shares of the Common Stock of ICH, subject to said 9.8% limitation. In addition, ICH purchased $10.1 million in mortgage-backed securities from ICIFC which was financed with a promissory note. The promissory note was repaid with cash from IMH's above-referenced $15.0 million investment. Concurrently, ICH repaid the $900,000 owed to IMH in connection with its purchase of condominium conversion loans.

      HISTORICAL TRENDS

      During the year ended December 31, 1996, ICIFC's mortgage loan acquisitions increased 35% to $1.5 billion as compared to $1.1 billion for the same period in 1995. Excluding the acquisition of mortgage loans from ICII or its affiliated mortgage banking operations, ICIFC's mortgage loan acquisitions increased 110% to $1.3 billion during 1996 as compared to $624.5 million during 1995. The increase in mortgage loan acquisitions for 1996 as compared to 1995 was primarily the result of the Company's increased marketing and sales efforts subsequent to the IPO, increased concentration on identifying and servicing productive conduit sellers under master commitment programs and significantly increased sales activity from two conduit sellers. ICIFC's outstanding master commitment programs with various sellers to purchase mortgages increased to $826.5 million with 68 sellers at December 31, 1996 as compared to $241.0 million with 18 sellers at December 31, 1995. Additionally, in September 1996 ICIFC introduced it's Progressive ExpressTM loan program which resulted in ICIFC funding $22.0 million in mortgages during 1996. The benefits of this program include less paperwork for the borrower, express credit approval and attractive rates and terms. At December 31, 1996, the Progressive ExpressTM program represented 47% of the $826.5 million in outstanding master commitments. In conjunction with the increase in flow (loan-by-loan) acquisitions, as opposed to bulk loan acquisitions, subsequent to the Contribution Transaction, and the continued growth of ICIFC, ICIFC added personnel in 1996. At December 31, 1996, ICIFC employed 104 employees, an increase of 189% from 36 employees at December 31, 1995.

      During the first quarter ended March 31, 1997, ICIFC's mortgage loan acquisitions increased 86% to $521.8 million as compared to $280.7 million during the first quarter of 1996. Excluding mortgages acquired from affiliated companies, mortgage acquisitions during the first quarter of 1997 increased 356% to $521.8 million as compared to $114.4 million during the first quarter of 1996. The increase in mortgage loan acquisitions during the first quarter of 1997 as compared to the same period of 1996 was the result of mortgages funded under the Progressive ExpressTM loan program, outstanding master commitment programs with various conduit sellers to purchase mortgage loans and an improved real estate market, particularly in California where the Company acquired 35.0% of it's loans during the first quarter of 1997. Under the Progressive ExpressTM loan program, ICIFC funded $151.3 million during the first quarter of 1997, or 29.9% of total loan acquisitions, as compared to none during the first quarter of 1996 as the program was introduced in September 1996. Additionally, as of March 31, 1997, ICIFC had outstanding master commitments with 83 sellers to purchase mortgage loans in the aggregate principal amount of $956.0 million as compared to 28 sellers to purchase mortgage loans in the aggregate principal amount of $595.0 million as of March 31, 1996. Due to the continued growth of ICIFC during the first quarter of 1997, ICIFC added personnel. At March 31, 1997, there were 132 employees with ICIFC, a 27% increase from 104 employees as of December 31, 1996.

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

      Net income for the quarter ended March 31, 1997 increased 249% to $5.9 million or $0.62 per share as compared to $1.7 million or $0.39 per share for the quarter ended March 31, 1996. Revenues for the quarter ended March 31, 1997 increased 82% to $24.9 million as compared to $13.7 million for the quarter ended March 31, 1996. The increase in revenue was primarily the result of increases in interest income, equity in net income of ICI Funding Corporation and gain on sale of securities.

      Interest income increased 77% to $23.1 million during the first quarter of 1997 as compared to $13.0 million during the same period in 1996. Interest income increased due to an increase in gross average loan receivables during the quarter ended March 31, 1997 to $1.0 billion as compared to $570.5 million during the same period in the prior year. Additionally, interest income was higher during the first quarter of 1997 as average investment securities available-for-sale increased to $60.6 million as compared to $21.6 million during the first quarter of the prior year. Revenues also increased as IMH's equity in net income of ICI Funding Corporation increased 186% to $1.6 million during the first quarter of 1997 as compared to $542,000 during the first quarter of 1996. ICIFC's earnings increased primarily as ICIFC securitized or sold $314.5 million of mortgage loans resulting in gains of $3.9 million during the first quarter of 1997 as compared to $278.6 million of mortgage loans securitized or sold resulting in gains of $2.6 million during the first quarter of 1996. Additionally, revenues from loan servicing income increased to $638,000 for the first quarter of 1997 as compared to $32,000 for the same period in 1996. The Company also recorded a gain on sale of securities of $648,000 during the first quarter of 1997 as compared to none during the same period in 1996 as ICII redeemed from IMH $5.0 million of ICII's senior notes.

      Revenues were negatively affected by IMH's equity in net loss of Imperial Credit Commercial Holdings, Inc. of $(471,000) primarily due to a one-time charge of $957,000 that was recorded by ICH as compensation expense related to the purchase of founder's stock by directors and officers of ICH. The compensation expense represents the difference between the price at which ICH issued 300,000 shares of common stock and the estimated fair value of such shares determined by the Company's management based on an independent valuation. Excluding the one-time compensation expense, IMH's equity interest in net income of Imperial Credit Commercial Holdings, Inc. would have been $5,000.

      Expenses for the quarter ended March 31, 1997 increased 58% to $19.0 million as compared to $12.0 million for the quarter ended March 31, 1996 primarily as a result of increases in interest expense. Interest expense increased 70% as average interest bearing liabilities increased during the first quarter of 1997 to $990.3 million as compared to $571.0 million during the same period of the prior year. Average interest bearing liabilities, which includes reverse repurchase agreements and CMO financing, increased to provide financing for the Company's growth in mortgage loans held for sale, investment securities available-for-sale and finance receivables.

      All other expenses, excluding interest expense, increased 22% to $3.7 million during the first quarter of 1997 as compared to $3.0 million during the first quarter of 1996. The components of the net change in other expenses include an increase in management advisory fees, a decrease in provision for loan losses and an increase in other operating costs. Management advisory fees increased 244% to $1.5 million during the first quarter of 1997 as compared to $426,000 during the first quarter of 1996 as the Company's earnings and assets increased during the first quarter of 1997 as compared to the same period in 1996. Provision for loan losses decreased to $1.5 million during the first quarter of 1997 as compared to $2.4 million during the first quarter of 1996 as the Company continues to maintain loan loss reserves which management feels are sufficient. While the Company believes that it has adequately provided for any future credit losses, the Company may have to add to its loan loss allowance based upon actual loan loss experience or an increase in the Company's loan receivables. Other operating costs increased to $763,000 during the first quarter of 1997 as compared to $180,000 during the first quarter of 1996. Professional services represented the largest increase in other operating costs as accounting, tax and legal fees required to operate the Company increased to $494,000 during the first quarter of 1997 as compared to $44,000 during the first quarter of 1996.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal liquidity requirements result from mortgage loans and mortgage-backed and other collateralized securities acquired by the Long-Term Investment Operations, the Conduit Operations acquisition of mortgage loans held for sale and the funding of finance receivables by the Warehouse Lending Operations. The Long-Term Investment Operations is funded by CMO financing, reverse repurchase borrowings on securities available-for-sale and proceeds from the issuance of common stock. The Warehouse Lending Operations is primarily funded by reverse repurchase borrowings with major investment banking firms. The Conduit Operations is primarily funded by the securitization and sale of mortgage loans and mortgage-backed securities and by reverse repurchase borrowings with the Warehouse Lending Operations.

      During the three months ended March 31, 1997 and 1996 net cash provided by operating activities was $1.7 million and $4.8 million, respectively. Net cash flows were negatively affected during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily as balances due to affiliates decreased while accrued interest on interest earning assets increased over those periods. Net cash flows were positively affected by increases in taxable income for the three months ended March 31, 1997 and 1996.

      Net cash provided by (used in) investing activities for the three months ended March 31, 1997 and 1996 was $(158.9) million and $49.3 million, respectively. Net cash flows were positively affected for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 primarily due to decreased finance receivables outstanding with ICIFC. Net cash flows were negatively affected for the three months ended March 31, 1997 and 1996 as mortgage loans held for investment increased.

      Net cash provided by (used in) financing activities for the three months ended March 31, 1997 and 1996 was $150.5 million and $(39.3) million, respectively. Net cash flows were positively affected for the quarter ended March 31, 1997 as reverse repurchase borrowings used to finance the increase in mortgage loans held for investment and securities available-for-sale increased. Net cash flows were negatively affected for the quarter ended March 31, 1997 as CMO borrowings decreased due to loan payoffs and principal reductions.

      On the date of the Contribution Transaction, ICIFC entered into a $600 million reverse repurchase agreement with the Warehouse Lending Operations for the purpose of providing ICIFC mortgage loan financing during the period that ICIFC accumulates mortgage loans and when the mortgage loans are securitized and sold. The margins on the reverse repurchase agreements are based on the type of collateral used and generally range from 95% to 100% of the fair market value of the collateral. By securitizing and selling loans on a periodic and consistent basis, the reverse repurchase facility was sufficient to handle liquidity needs during the first three months of 1997 and 1996. On December 31, 1996, ICIFC purchased residual interests in securitizations from ICII. At March 31, 1997, the residual interests total $44.8 million and are financed by a promissory note with ICII at an annual interest rate of 12%. The promissory note requires six monthly interest only payments of $288,152 beginning on July 1, 1997, and continuing on the same day of each succeeding month thereafter; followed by one hundred and fourteen monthly installments of $424,775 each.

      At March 31, 1997, the Company had $431.9 million of CMO borrowings used to finance $454.0 million of CMO collateral held by the Long-Term Investment Operations. The Company uses CMO borrowings to finance substantially all of its mortgage loan investment portfolio as a means of eliminating certain risks associated with reverse repurchase agreements (such as the potential need for deposits of additional collateral) that are not present with CMO borrowings. Terms of the CMO borrowings require that the mortgages be held by an independent third party custodian, with the interest rate on the borrowings ranging from 32 basis points to 50 basis points over one-month LIBOR. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from the rating agencies. Total credit loss exposure to the Company is limited to the equity invested in the CMOs at any point in time.

      At March 31, 1997, the Company had a $250 million committed financing facility as well as additional uncommitted facilities to provide financing for the Company's three businesses. Terms of the reverse repurchase agreements require that the mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates quoted vary from 65 basis points to 100 basis points over one-month LIBOR, depending on the type of collateral provided by the Company. The margins on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 90% to 98% of the fair market value of the collateral.

      ICH's principal liquidity requirements result from the need to fund the origination or purchase of Commercial Mortgages held for sale by ICCC, and the investment in commercial mortgages and commercial mortgage-backed securities by ICH. Prior to March 31, 1997, ICH was funded by a $25.0 million warehouse facility with IWLG and $15.0 million in investments and $900,000 in borrowings by IMH. In April 1997, ICH entered into a warehouse line agreement to provide a $200 million uncommitted financing facility to finance ICH's businesses. Terms of the warehouse line of credit require that the commercial mortgages be held by an independent third party custodian, which gives ICH the ability to borrow against the collateral as a percentage of the fair market value of the commercial mortgages. The borrowing rates are expressed in basis points over one-month LIBOR, depending on the type of collateral provided by ICH. The margins on the warehouse line agreement are based on the type of mortgage collateral used and generally range from 85% to 88% of the fair market value of the collateral. The warehouse line agreement is guaranteed by IMH until ICH reaches $50.0 million in stockholders' equity.

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 1. - ITEM 5:  NOT APPLICABLE

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

            27 Financial Data Schedule

        (b) Reports on Form 8-K:

            None.

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

Date:  May 12, 1997