Form 10-Q
period 1997-06-30
IMPERIAL CREDIT MORTGAGE HOLDINGS INC
filed 1997-08-14
CIK 1000298

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997 or

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

       Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
            Title of each class                    which registered
---------------------------------------     ----------------------------------
     Common Stock $0.01 par value                American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sales price of its Common Stock on August 11, 1997 on the American Stock Exchange was approximately $249.0 million million.

The number of shares of Common Stock outstanding as of August 11, 1997: 10,131,057

                       Documents incorporated by reference

                                      None



                     IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.

                         1997 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


                                                                                                           Page #
PART I.       CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ITEM 1.       FINANCIAL INFORMATION - IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.
              Consolidated Balance Sheets, June 30, 1997 and December 31, 1996...........................        3

              Consolidated Statements of Operations, Three- and Six-Months Ended June 30, 1997
              and 1996...................................................................................        4

              Consolidated Statements of Cash Flows, Six-Months Ended June 30, 1997 and 1996.............        5

              Selected Notes to Consolidated Financial Statements........................................        6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             12

PART II.      OTHER INFORMATION

ITEM 3.       NOT APPLICABLE                                                                                    17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               17

ITEM 5.       NOT APPLICABLE                                                                                    17

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                                  18

              SIGNATURES                                                                                        19





PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                              IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except per share data)
                                                    (unaudited)

                                                                           June 30, 1997        December 31, 1996
                                                                     ---------------------   ----------------------

                                 ASSETS
Cash and cash equivalents                                            $             10,975    $              22,610
Investment securities available-for-sale                                           58,142                   63,506

Loan Receivables:
   CMO collateral                                                                 773,786                  501,744
   Mortgage loans held for investment                                              41,896                      914
   Finance receivables                                                            207,555                  362,312
   Allowance for loan losses                                                       (5,269)                  (4,384)
                                                                     ---------------------   ----------------------
        Net loan receivables                                                    1,017,968                  860,586

Investment in ICI Funding Corporation                                              22,509                    9,896
Investment in IMH Commercial Holdings, Inc.                                        13,822                        -
Investment in Imperial Commercial Capital Corporation                                 243                        -
Accrued interest receivable                                                         9,174                    7,263
Due from affiliates                                                                 8,811                    7,709
Other real estate owned                                                             4,015                      332
Other assets                                                                        1,053                      453
                                                                     ---------------------   ----------------------

                                                                     $          1,146,712    $             972,355
                                                                     =====================   ======================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CMO Borrowings                                                       $            722,481    $             474,513
Reverse-repurchase agreements                                                     275,927                  357,715
Accrued dividends payable                                                           5,940                    5,170
Other liabilities                                                                   3,362                    5,739
Due to affiliates                                                                      28                       27
                                                                     ---------------------   ----------------------

     Total Liabilities                                                          1,007,738                  843,164
                                                                     ---------------------   ----------------------

Stockholders' Equity:
   Preferred Stock; $.01 par value; 10 million shares authorized;
     none issued or outstanding at June 30, 1997 (unaudited)
     and at December 31, 1996                                                           -                        -
   Common Stock; $.01 par value; 50 million shares authorized;
     9,899,561 shares issued and outstanding at June 30, 1997
     (unaudited) and 9,400,000 shares issued and outstanding
     at December 31, 1996                                                              99                       94
Additional paid-in-capital                                                        146,933                  135,521
Investment securities valuation allowance                                          (3,420)                  (2,458)
Cumulative dividends declared                                                     (26,857)                 (15,441)
Notes receivable from common stock sales                                           (1,515)                    (720)
Retained earnings                                                                  23,734                   12,195
                                                                     ---------------------   ----------------------

     Total Stockholders' Equity                                                   138,974                  129,191
                                                                     ---------------------   ----------------------
                                                                     $          1,146,712    $             972,355
                                                                     =====================   ======================

                               See accompanying notes to consolidated financial statements.



            IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)
                                   (unaudited)


                                                             For the Three Months               For the Six Months
                                                                 Ended June 30,                    Ended June 30,
                                                       --------------------------------------------------------------------

                                                             1997             1996             1997              1996
                                                       ---------------------------------  ---------------------------------

Revenues:

Interest income                                        $       24,071   $        13,972   $        47,151   $       26,982
Equity in net income of ICI Funding Corporation                 2,151                75             3,703              618
Equity in net loss of IMH Commercial Holdings, Inc.              (710)                -            (1,181)               -
Gain on sale of securities                                          -                 -               648                -
Fees and other income                                             292               155               411              327
                                                       ---------------  ----------------  ----------------  ---------------
                                                               25,804            14,202            50,732           27,927

Expenses:

Interest on CMO borrowings and
   reverse-repurchase agreements                               17,703            10,443            33,025           19,452
Advisory fee                                                    1,364               745             2,828            1,171
Provision for loan losses                                         911               485             2,375            2,900
Professional services                                              52               136               547              180
General and administrative expense                                142               209               304              302
Personnel expense                                                  24                49                91               93
(Gain)/loss on sale of other real estate owned                    (17)                -                23                -
                                                       ---------------  ----------------  ----------------  ---------------
                                                               20,179            12,067            39,193           24,098
                                                       ---------------  ----------------  ----------------  ---------------

Net income                                             $        5,625   $         2,135   $        11,539   $        3,829
                                                       ===============  ================  ================  ===============

Net income per common share                            $         0.58   $          0.46   $          1.20   $         0.85
                                                       ===============  ================  ================  ===============

Dividends declared per common share                    $         0.60   $          0.45   $          1.18   $         0.84
                                                       ===============  ================  ================  ===============



                              See accompanying notes to consolidated financial statements.





                              IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                                    (in thousands)
                                                     (unaudited)

                                                                                    For the Six Months Ended June 30,
                                                                                       1997                 1996
                                                                                 ----------------      -----------------

Cash flows from operating activities:
   Net income                                                                  $          11,539      $           3,829
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Equity in net income of ICI Funding Corporation                                     (3,703)                  (618)
      Equity in net loss of IMH Commercial Holdings, Inc.                                  1,181                      -
      Equity in net loss of Imperial Commercial Capital Corp.                                257                      -
      Provision for loan losses                                                            2,375                  2,900
      Net change in accrued interest on loans and investments                             (1,910)                (1,268)
      Net change in other assets and liabilities                                          (4,076)                (3,800)
                                                                                 ----------------      ------------------
           Net cash provided by operating activities                                       5,663                  1,043

Cash flows from investing activities:
      Net change in CMO collateral                                                      (272,042)              (289,208)
      Net change in finance receivables                                                  154,757                292,700
      Net change in mortgage loans held for investment, net                              (40,982)                (1,301)
      Net change in other real estate owned, net                                          (5,173)                     -
      Purchase of investment securities available-for-sale                                (7,165)               (24,468)
      Sale of investment securities available-for-sale                                     9,637                      -
      Principal reductions on securities available-for-sale                                1,930                    164
      Net change in lease payment receivables                                                  -                  8,441
      Contributions to ICI Funding Corporation                                            (8,910)                (8,128)
      Contributions to IMH Commercial Holdings, Inc.                                     (15,003)                    -
      Contributions to Imperial Commercial Capital Corporation                              (500)                    -
                                                                                 -----------------     ------------------
           Net cash used in investing activities                                        (183,451)               (21,800)

Cash flows from financing activities:
      Net change in reverse-repurchase agreements                                        (81,789)              (264,682)
      Net change in CMO borrowings                                                       247,967                279,462
      Dividends paid                                                                     (10,647)                (1,997)
      Proceeds from exercise of stock options                                                619                      -
      Proceeds from dividend reinvestment  and stock purchase plan                        10,798                      -
      Proceeds from secondary stock offering                                                   -                 37,034
      Advances to purchase common stock, net of principal reductions                        (795)                    -
                                                                                 ----------------       -----------------
           Net cash provided by financing activities                                     166,153                 49,817

Net change in cash and cash equivalents                                                  (11,635)                29,060
Cash and cash equivalents at beginning of period                                          22,610                  2,284
                                                                                 ----------------       -----------------
Cash and cash equivalents at end of period                                     $          10,975       $         31,344
                                                                                 ================       ================

Supplementary information:
      Interest paid                                                            $          32,871       $         18,965
                                                                                 =================      =================


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


1.      Basis of Financial Statement Presentation

      The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principals and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


      References to financial  information of IMH for the six-month period ended
       June 30, 1997 reflect financial results of IMH's equity interest in net income in ICIFC, IMH's equity interest in net loss of IMH Commercial Holdings, Inc.
      ("ICH"), IMH's equity interest in net loss in Imperial Commercial Capital Corporation ("ICCC"), and results of operations of IMH, IMH Assets and IWLG as stand-alone entities, subsequent to the Initial Public Offering ("IPO"). Refer to "The Contribution Transaction" for additional information. The results of operations of ICIFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations for IMH as "Equity in net income of ICI Funding Corporation". The results of operations of ICH, of which 49.92% of the economic interest is owned by IMH, are included in the results of operations for IMH as "Equity in net loss of IMH Commercial Holdings, Inc." The results of operations of ICCC, of which 95% of the economic interest is owned by IMH, are included in the results of operations for IMH as "Equity in net loss of IMH Commercial Holdings, Inc."


2.    Summary of Business and Significant Accounting Policies

      The Company is a mortgage Real Estate Investment Trust ("REIT") which invests primarily in non-conforming, high-yielding mortgages which, together with its subsidiaries and related companies, operates three businesses: (1) the Long-Term Investment Operations, (2) the Conduit Operations, (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Conduit Operations purchases and sells or securitizes primarily non-conforming mortgage loans, and the Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. These latter two businesses include certain ongoing operations contributed to the Company in 1995 by Imperial Credit Industries, Inc. (NASDAQ - "ICII"). IMH is organized as a REIT for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level.

      Long-Term Investment Operations. The Long-Term Investment Operations, conducted by IMH, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). Such loans generally provide higher yields than conforming loans. The principal differences between conforming loans and non-conforming loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the type of properties securing the mortgage loans, the loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are higher yielding mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes. At June 30, 1997, IMH's mortgage loan and securities investment portfolio consisted of $773.8 million of mortgage loans held in trust as collateral for Collateralized Mortgage Obligations ("CMOs"), $41.9 million of mortgage loans held for investment, which will be used as CMO collateral, and $58.1 million of mortgage-backed or other collateralized securities.

      Conduit Operations. The Conduit Operations, conducted by ICIFC, purchases primarily non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of third party correspondents and subsequently securitizes or sells such loans to permanent investors, including the Long-Term Investment Operations. ICIFC's ability to design non-conforming mortgage loans which suit the needs of its correspondent loan originators and their borrowers while providing sufficient credit quality to investors, as well as its efficient loan purchasing process, flexible purchase commitment options and competitive pricing, enable it to compete effectively with other non-conforming mortgage loan conduits. In addition to earnings generated from ongoing securitizations and sales to third party investors, ICIFC supports the Long-Term Investment Operations of the Company by supplying IMH with non-conforming mortgage loans and securities backed by such loans. For the six months ended June 30, 1997 and the year ended December 31, 1996, ICIFC acquired $915.5 million and $1.5 billion, respectively, of mortgage loans and sold or securitized $639.5 million and $1.6 billion, respectively, of mortgage loans. During the first six months of 1997 and the year ended December 31, 1996, the Long-Term Investment Operations acquired $419.8 million and $591.6 million, respectively, of such loans from ICIFC as well as $426,000 and $32.5 million, respectively, of securities created by ICIFC. Prior to the Contribution Transaction, ICIFC was a division or subsidiary of ICII since 1990. IMH owns 99% of the economic interest in ICIFC, while certain officers of IMH are holders of all the outstanding common voting stock of ICIFC, representing 1% of the economic interest in ICIFC, as ICII divested itself of its interest in ICIFC by granting 100% of ICIFC's common stock to certain officers of the Company.

      Warehouse Lending Operations. The Warehouse Lending Operations, conducted by IWLG, provide warehouse and repurchase financing to ICIFC and to approved mortgage banks, most of which are correspondents of ICIFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors. At June 30, 1997, the Warehouse Lending Operations had $207.6 million in finance receivables outstanding, of which $166.8 million was outstanding with ICIFC.

      ICH is a recently formed specialty commercial property finance company which will elect to be taxed at the corporate level as a REIT for federal income tax purposes. ICH was formed in February 1997 for the purpose of originating, purchasing, securitizing and selling commercial mortgages and investing in commercial mortgages and commercial mortgage-backed securities. In March 1997, the Company capitalized ICH with $15.0 million in cash for an aggregate of 3,000,000 shares of ICH Preferred Stock (the "ICH Preferred Stock"). Subsequent to ICH's Initial Public Offering ("IPO") which closed in August 1997, the Company converted the Preferred Stock into shares of ICH Common Stock and non-voting Class A Common Stock. As of August 11, 1997, IMH owns 719,789 shares, or 9.8%, of ICH Common Stock and 674,211 shares, or 100%, of ICH non-voting Class A Stock. ICH was formed to seek opportunities in the commercial mortgage market. Commercial mortgage assets include mortgage loans on condominium-conversions, multifamily and cooperative apartment properties and mortgage loans on commercial properties, such as industrial and warehouse space, office buildings, retail space and shopping malls, hotels and motels, nursing homes, hospitals, congregate care facilities and senior living centers. ICH will also purchase mortgage-backed securities on commercial properties, such as pass-through certificates, and REMICs.

      ICH's Conduit Operations, ICCC, was formed in January 1997 as the Company purchased all of the non-voting Preferred Stock of ICCC, which represents 95% of the economic interest in ICCC, for $500,000. Subsequent to ICH's IPO, the Company contributed (the "Contribution") 100% of the outstanding shares of non-voting Preferred Stock of ICCC in exchange for 95,000 shares of ICH Common Stock. ICCC operates three divisions: the Condominium Division, the Retail Division, and the Correspondent and Bulk Purchase Division. The Condominium Division offers on a retail basis adjustable rate financing to developers and project owners who have completed the development of a condominium complex or the conversion of an apartment complex to a condominium complex on property with a typical loan amount of $3.0 million to $10.0 million. The Retail Division originates commercial mortgages for properties including general purpose apartment complexes, general retail property such as shopping centers, super markets and department stores, light industrial property, and office buildings with loan amounts between $500,000 to $1.5 million. The Correspondent and Bulk Purchase Division originates commercial mortgages on a retail basis and purchase commercial mortgages on a bulk and flow basis. This division offers larger principal balance ($1.5 million and $10.0 million) for commercial projects than those funded by the Retail Division.

      In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supersedes SFAS 122. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfers. SFAS 125 includes specific provisions to deal with servicing assets or liabilities. SFAS 125 will be effective for transactions occurring after December 31, 1996 except for certain transactions which according to Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB 125," will be effective if occurring after December 31, 1997. The Company adopted SFAS 125 on January 1, 1997 with no significant impact on the Company's financial position or results of operations.

      In  February  1997,  the  Financial   Accounting  Standards  Board  issued
      Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 supersedes APB Opinion No. 15 ("APB 15"), "Earnings per Share and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 will replace the presentation of primary EPS with a presentation of basic EPS, and replace fully diluted EPS with diluted EPS. SFAS 128 will also require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company has determined that this statement will have no significant impact on the financial position or results of operations.


3.    Investment in ICI Funding Corporation

      The Company records its investment in ICIFC on the equity method. On March 31, 1997, ownership of all of the common stock of ICIFC was transferred from ICII to certain officers of IMH who are entitled to 1% of the earnings or losses of ICIFC. The Company is entitled to 99% of the earnings or losses of ICIFC through its ownership of all of the non-voting preferred stock in ICIFC. Gains or losses on the sale of loans or securities by ICIFC to IMH are deferred and amortized or accreted for gain or loss on sale over the estimated life of the loans or securities using the interest method.



      Summarized financial information for ICIFC (in thousands):

                                 BALANCE SHEETS
                                   (unaudited)




                                                                  June 30, 1997           December 31, 1996
                                                               -------------------     ---------------------
                        ASSETS
    Cash                                                       $            6,283      $              4,395
    Residual interests in securitizations                                  42,032                    46,949
    Mortgage loans held for sale, net                                     170,221                   334,104
    Mortgage servicing rights                                              14,031                     8,785
    Servicing advances                                                        942                     1,583
    Premises and equipment, net                                             1,090                       834
    Accrued interest receivable                                             1,109                     1,845
    Other assets                                                            2,773                       676
                                                               ------------------      ---------------------
                                                               $          238,481      $            399,171
                                                               ==================      =====================
              LIABILITIES AND SHAREHOLDERS' EQUITY
    Borrowings from IWLG                                       $          166,753      $            327,422
    Due to affiliates                                                      35,017                    54,803
    Other liabilities                                                       5,836                     2,876
    Deferred revenue                                                        5,522                     1,393
    Accrued interest expense                                                2,617                     2,681
                                                               -----------------       ---------------------
            Total liabilities                                             215,745                   389,175

    Shareholders' Equity:
          Preferred Stock                                                  18,053                     9,143
          Common Stock                                                        182                        92
          Retained earnings                                                 4,501                       761
                                                               ------------------      ---------------------
            Total shareholders' equity                                     22,736                     9,996
                                                               ------------------      ---------------------
                                                               $          238,481      $            399,171
                                                               ==================      =====================


                          STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                  For the Three Months             For the Six Months
                                                      Ended June 30,                  Ended June 30,
                                               ----------------------------------------------------------------
                                                    1997             1996              1997            1996
                                               --------------- ---------------- ---------------  -------------

Revenues
   Interest income                              $        7,380  $         6,691  $       17,164   $     17,811
   Gain on sale of loans                                 5,175            1,363           9,097          3,962
   Loan servicing income                                 1,299              237           1,937            268
   Other income                                            294                -             294              -
                                                --------------- ---------------- ---------------  -------------
                                                        14,148            8,291          28,492         22,041
   Expenses:
   Interest on borrowings from IWLG                      6,705            6,258          13,849         17,477
   Interest on borrowings from affiliates                  745                -           2,185              -
   Personnel expense                                     1,911            1,186           3,781          2,005
   Provision for repurchases                               129              176             417            576
   Amortization of mortgage servicing rights               542              110             949            110
   General and administrative expense                      357              412             839            792
                                                --------------- ---------------- ---------------  -------------
                                                        10,389            8,142          22,020         20,960

   Income before income taxes                            3,759              149           6,472          1,081

   Income tax expense                                    1,586               73           2,732            457
                                                --------------- ---------------- ---------------  -------------

      Net income                                $        2,173  $            76  $        3,740            624
                                                =============== ================ ===============  =============


4. Investment in IMH Commercial Holdings, Inc. (formerly Imperial Credit Commercial Holdings, Inc.)

      ICH is a recently formed specialty commercial property finance company which will elect to be taxed at the corporate level as a REIT for federal income tax purposes. ICH was incorporated in February 1997 for the purpose of investing in commercial mortgages and commercial mortgage-backed securities. The Company records its investment in ICH on the equity method. As of June 30, 1997, the Company owned 299,000 shares of ICH common stock and is entitled to 49.92% of the earnings or losses of ICH while certain officers and directors of the Company own 300,000 shares of ICH common stock and are entitled to 50.08% of the earnings or losses of ICH. Subsequent to June 30, 1997, ICH completed an IPO of 6.3 million shares of common stock at $15.00 per share of which IMH owns 719,789 shares, or 9.8%, of ICH Common Stock in addition to 674,211 shares, or 100%, of ICH non-voting Class A Stock. For additional information regarding ICH, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Significant Transactions". Summarized financial information for ICH (in thousands):

                                                   BALANCE SHEET

                                                                                      June 30, 1997
                                                                                ------------------------

                                ASSETS
         Cash and cash equivalents                                              $                 9,686
         Commercial mortgages held for investment, net                                           17,347
         Finance receivables                                                                     31,169
         Residual interest in securitization                                                      9,999
         Other assets                                                                             2,093
                                                                                ------------------------
                                                                                $                70,294
                                                                                ========================
                           LIABILITIES AND STOCKHOLDERS' EQUITY
         Borrowings from others                                                 $                 37,863
         Borrowings from IWLG                                                                      7,213
         Other affiliated borrowings                                                               9,096
         Other liabilities                                                                           786
                                                                                ------------------------
                 Total liabilities                                                                54,958

         Stockholders' equity:
               Preferred Stock                                                                        30
               Common Stock                                                                            6
               Additional paid-in-capital                                                         14,970
               Contributed capital                                                                 2,697
               Accumulated deficit                                                                (2,367)
                                                                                -------------------------
                 Total stockholders' equity                                                       15,336
                                                                                -------------------------
                                                                                $                 70,294
                                                                                =========================


                            STATEMENTS OF OPERATIONS



                                                                                                   For the period from
                                                                                                    January 15, 1997
                                                                                                    (commencement of
                                                                         For the Three Months      operations) through
                                                                          Ended June 30, 1997         June 30, 1997
                                                                        -----------------------   ------------------------

      Revenues
         Interest income                                                 $               986       $            1,353

      Expenses:
         Interest on borrowings from IWLG                                                220                      340
         Interest on other affiliated borrowings                                           6                       91
         Interest on other borrowings                                                    297                      371
         Stock compensation expense                                                        -                    2,697
         General and administrative                                                      124                      188
         Provision for loan losses                                                        20                       33
                                                                         ---------------------     ----------------------
                                                                                         667                    3,720

             Net loss                                                    $               319       $           (2,367)
                                                                         =====================     ======================

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

      At June 30, 1997, IMH's investment securities available-for-sale included $52.8 million of subordinated securities collateralized by mortgages and $5.3 million of subordinated securities collateralized by other loans. In general, subordinated classes of a particular series of securities bear all losses prior to the related senior classes.

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

      In March 1997, Director's of Imperial Credit Advisors, Inc. ("ICAI") and ICII exercised 55,000 shares of common stock at $11.25 per share or $619,000 in proceeds. In conjunction with the exercise of these shares, the Company approved loans totaling $827,000 to the Director's of ICAI and ICII under the terms and conditions of the Company's stock option loan program. As of June 30, 1997, total notes receivable from common stock sales was $1.5 million.

      During the second quarter of 1997, proceeds of $10.7 million were raised as common shares totaling 444,561 were purchased through the Company's dividend reinvestment and stock purchase plan at an average price of $24.13, net of discounts.

      On June 24, 1997 the Board of Directors declared a $0.60 cash dividend payable on July 17, 1997 to stockholders of record on July 7, 1997.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

      References to financial information reflect the financial operations of IMH and its subsidiaries, IWLG and IMH Assets, and IMH's equity interests in ICIFC and ICH.

      Significant Transactions

      In February 1997, certain officers and directors of the Company, as a group, and ICH purchased 300,000 and 299,000 shares of the Common Stock of ICH, respectively. In addition, IMH purchased all of the non-voting preferred stock of Imperial Commercial Capital Corporation ("ICCC"), which represent 95% of the economic interest in ICCC, for $500,000, and certain of the Company's officers purchased all of the outstanding shares of common stock of ICCC, which represent 5% of the economic interest in ICCC. ICCC brokered ICH's purchase of $7.3 million and $10.2 million of condominium conversion loans which were financed with $16.6 million in borrowings under a warehouse lending facility provided by a subsidiary of IMH, and $900,000 in borrowings from IMH.

      In March 1997, IMH lent ICH $15.0 million evidenced by a promissory note convertible into shares of non-voting preferred stock of ICH at the rate of one share of ICH Preferred Stock for each $5.00 principal amount of said note (the "Conversion Rate"). IMH converted the aforementioned $15.0 million principal amount promissory note into an aggregate of 3,000,000 shares of ICH Preferred Stock. All ICH Preferred Stock is automatically convertible upon the closing of ICH's IPO into shares of ICH Common Stock determined by multiplying the number of shares of ICH Preferred Stock to be converted by a fraction, the numerator of which is $5.00 and the denominator of which is the IPO Price. Notwithstanding the foregoing, consistent with IMH's classification as a REIT, IMH shall not be entitled to have converted into ICH Common Stock more than that number of shares of ICH Preferred Stock whereby IMH would own, immediately after such conversion, greater than 9.8% of ICH's outstanding Common Stock. Any shares of ICH Preferred Stock not converted into ICH Common Stock upon the closing of the Offering shall on such date automatically convert into shares of ICH non-voting Class A Common Stock (the "ICH Class A Stock") at the same rate as the ICH Preferred Stock converted into Common Stock on said date. Shares of ICH Class A Stock convert into shares of Common Stock on a one-for-one basis and each such class of Common Stock is entitled to cash dividends on a pro rata basis. Upon any subsequent issuances of Common Stock by ICH or sale of ICH Common Stock held by IMH, shares of ICH Class A Stock shall automatically convert into additional shares of the Common Stock of ICH, subject to said 9.8% limitation. In addition, ICH purchased $10.1 million in mortgage-backed securities from ICIFC which was financed with a promissory note. The promissory note was repaid with cash from IMH's above-referenced $15.0 million investment. Concurrently, ICH repaid the $900,000 owed to IMH in connection with its purchase of condominium conversion loans.

      In April 1997, IMH exchanged the 299,000 shares of ICH Common Stock held by it for an equivalent number of shares of ICH Class A Stock.

      Upon the closing of ICH's IPO in August 1997, IMH contributed to ICH 100% of the outstanding shares of non-voting preferred stock of ICCC in exchange for 95,000 shares of ICH Class A Stock. As of August 11, 1997, IMH owns 719,789 shares, or 9.8%, of ICH Common Stock in addition to 674,211 shares, or 100%, of ICH Class A Stock.

      Historical Trends

      During the year ended December 31, 1996, ICIFC's mortgage loan acquisitions increased 35% to $1.5 billion as compared to $1.1 billion for the same period in 1995. Excluding the acquisition of mortgage loans from ICII or its affiliated mortgage banking operations, ICIFC's mortgage loan acquisitions increased 110% to $1.3 billion during 1996 as compared to $624.5 million during 1995. The increase in mortgage loan acquisitions for 1996 as compared to 1995 was primarily the result of the Company's increased marketing and sales efforts subsequent to the IPO, increased concentration on identifying and servicing productive conduit sellers under master commitment programs and significantly increased sales activity from two conduit sellers. ICIFC's outstanding master commitment programs with various sellers to purchase mortgages increased to $826.5 million with 68 sellers at December 31, 1996 as compared to $241.0 million with 18 sellers at December 31, 1995. Additionally, in September 1996 ICIFC introduced it's Progressive Express loan program which resulted in ICIFC funding $22.0 million in mortgages during 1996. The benefits of this program include less paperwork for the borrower, express credit approval and attractive rates and terms. At December 31, 1996, the Progressive Express program represented 47% of the $826.5 million in outstanding master commitments. In conjunction with the increase in flow
      (loan-by-loan) acquisitions, as opposed to bulk loan acquisitions, subsequent to the Contribution Transaction, and the continued growth of ICIFC, ICIFC added personnel in 1996. At December 31, 1996, ICIFC employed 104 employees, an increase of 189% from 36 employees at December 31, 1995.

      During the six months ended June 30, 1997, ICIFC's mortgage loan acquisitions increased 42% to $915.5 million as compared to $643.2 million during the first six months of 1996. Excluding mortgages acquired from affiliated companies, mortgage acquisitions during the first six months of 1997 increased 93% to $915.5 million as compared to $474.0 million during the first six months of 1996. The increase in mortgage loan acquisitions during the first six months of 1997 as compared to the same period of 1996 was the result of mortgages funded under the Progressive Express loan program, outstanding master commitment programs with various conduit sellers to purchase mortgage loans and an improved real estate market, particularly in California where the Company acquired 36% of it's loans during the first six months of 1997. Under the Progressive Express loan program, ICIFC funded $321.7 million during the first six months of 1997, or 35% of total loan acquisitions, as compared to none during the first six months of 1996 as the program was introduced in September 1996.
      Additionally, as of June 30, 1997, ICIFC had outstanding master commitments with 83 sellers to purchase mortgage loans in the aggregate principal amount of $977.5 million as compared to 60 sellers to purchase mortgage loans in the aggregate principal amount of $904.0 million as of June 30, 1996. Due to the continued growth of ICIFC during the first six months of 1997, ICIFC added personnel. At June 30, 1997, there were 128 employees with ICIFC, a 23% increase from 104 employees as of December 31, 1996.

      Results of Operations

      Three Months Ended June 30, 1997 as Compared to Three Months Ended June 30, 1996

      Net income for the second quarter of 1997 increased 163% to $5.6 million, or $0.58 per share, as compared to $2.1 million, or $0.48 per share, for the second quarter of 1996.

      Revenues for the quarter ended June 30, 1997 increased 82% to $25.8 million as compared to $14.2 million for the quarter ended June 30, 1996. The increase in revenue during the second quarter of 1997 compared to the second quarter of 1996 was primarily the result of increased interest income as well as increased earnings from the Company's equity in net income of ICI Funding Corporation due to increased profitability on the sale of mortgage loans. Additionally, revenue was negatively impacted by the Company's equity in net loss of IMH Commercial Holdings, Inc as a result of a one time charge to earnings for stock compensation expense due to the issuance of founders stock to certain officers and directors of the Company upon the formation of ICH.

      Interest income increased 72% to $24.1 million during the second quarter of 1997 as compared to $14.0 million during the second quarter of 1996 as total average earning assets increased 72% to $1.2 billion as compared to $697.6 million during the respective quarters. Average earning assets are comprised of CMO collateral, mortgage loans held for investment, warehouse financing and securities available-for-sale. Average CMO collateral and mortgage loans held for investment increased 161% to $805.4 million during the second quarter of 1997 as compared to $308.1 million during the second quarter of 1996 as the Company issued CMO's totaling $607.9 million since the end of the second quarter of 1996. Additionally, interest income was higher during the second quarter of 1997 as average investment securities available-for-sale increased 86% to $62.1 million as compared to $33.4 million during the second quarter of 1996 primarily as the Company purchased mortgage-backed securities from ICIFC's REMIC securitizations.

      IMH's equity in net income of ICI Funding Corporation increased to $2.2 million during the second quarter of 1997 as compared to $75,000 for the second quarter ended 1996. ICIFC's earnings increased as ICIFC securitized or sold $325.0 million of mortgages during the second quarter of 1997 as compared to $265.7 million during the second quarter of 1996 resulting in gains of $5.2 million as compared $1.4 million, respectively. The increase in gains on sale of loans is the result of increased profits from whole loan cash sales and the securitization of loans funded under the Progressive Express program, which was introduced in September 1996.
      Progressive Express is a loan program with a one-page loan application that includes less paperwork for the borrower, express credit approval and attractive rates and terms. Additionally, revenues from loan servicing income increased to $1.3 million for the second quarter of 1997 as compared to $237,000 for the same period in 1996 as ICIFC's loan servicing portfolio increased to $2.2 billion as of June 30, 1997 as compared to $858.0 million at June 30, 1996.

      Equity in net loss of IMH Commercial Holdings, Inc. was $(710,000) as compared to none during the second quarter of 1996. The equity in net loss of IMH Commercial Holdings, Inc. is primarily the result of a one-time, non-recurring charge recorded on the books of ICH for stock compensation expense due to the issuance of founders stock to certain officers and directors of the Company upon the formation of ICH. This one-time charge during the second quarter of 1997 was $1.7 million of which 49.92%, or $859,000, flows to the Company and is reflective of the Company's ownership in ICH (see Part I, footnote 4. "Investment in IMH Commercial Holdings, Inc." for additional information).

      Expenses for the second quarter of 1997 increased 67% to $20.2 million as compared to $12.1 million for the second quarter of 1996 primarily as a result of increased interest expense on CMO borrowings and reverse repurchase agreements, advisory fees and provision for loan losses. Interest expense increased 70% to $17.7 million during the second quarter of 1997 as compared to $10.4 million during the second quarter of 1996 as average interest bearing liabilities increased 72% to $1.1 billion as compared to $645.9 million during the respective periods. Average interest bearing liabilities include CMO financing and reverse repurchase agreements and provide funding for CMO collateral, mortgage loans held for investment, warehouse financing and investment securities available-for-sale which increased during the second quarter of 1997 as compared to the second quarter of 1996 as discussed above. Advisory fees increased 83% to $1.4 million during the second quarter of 1997 as compared to $745,000 during the second quarter of 1996 due to increases in total mortgage assets and net income during these periods. Provision for loan losses increased 88% to $911,000 during the second quarter of 1997 as compared to $485,000 during the second quarter of 1996 as Gross Loan Receivables increased. Gross Loan Receivables include CMO collateral, mortgage loans held for sale and warehouse financing. The Company maintained an allowance for loan losses expressed as a percentage of Gross Loan Receivables of 0.51% at June 30, 1997 as compared to 0.52% at June 30, 1996.

      Other operating expenses which excludes interest expense, advisory fees and provision for loan losses decreased 49% to $201,000 during the second quarter of 1997 as compared to $394,000 during the second quarter of 1996. The primary reason for the decrease in other operating expense was the reversal of $132,000 of previously accrued legal fees during the second quarter of 1997 as pending lawsuits warranting the accrual were settled in March 1997.

      Six Months Ended June 30, 1997 as Compared to Six Months
      Ended June 30, 1996

      Net income for the six months ended June 30, 1997 increased 201% to $11.5 million, or $1.19 per share, as compared to $3.8 million, or $0.87 per share, for the six months ended June 30, 1996.

      Revenues for the first six months of 1997 increased 82% to $50.7 million as compared to $27.9 million for the same period of the prior year. The increase in revenue during the first six months of 1997 compared to the same period of 1996 was primarily the result of increased interest income as well as increased earnings from the Company's equity in net income of ICI Funding Corporation. In addition, revenue was negatively impacted by the Company's equity in net loss of IMH Commercial Holdings, Inc.

      Interest income increased 75% to $47.2 million during the first six months of 1997 as compared to $27.0 million during the first six months of 1996 as total average earning assets increased 77% to $1.2 billion as compared to $654.9 million during the respective periods. Average CMO collateral and mortgage loans held for investment increased 363% to $736.8 million during the first six months of 1997 as compared to $159.2 million during the same period of the prior year as the Company issued CMO's totaling $607.9 million since the end of the second quarter of 1996. Additionally, interest income was higher during the first six months of 1997 as average securities available-for-sale increased 128% to $62.8 million as compared to $27.6 million during the same period of 1996 as the Company purchased mortgage-backed securities from ICIFC's REMIC securitizations. Offsetting increases in average CMO collateral, mortgage loans held for investment and securities available-for-sale was a 21% decrease in average finance receivables to $354.4 million as compared to $446.9 million during the respective periods primarily due to lower average finance receivables outstanding to ICIFC from the securitization of adjustable rate loans in a CMO in May of 1997. Average finance receivables outstanding to ICIFC decreased 23% to $324.5 million during the first six months of 1997 as compared to $420.5 million during the first six months of 1996 as ICIFC sold (at fair market value) adjustable-rate mortgages to the Company for long-term investment.

      Revenues also increased as IMH's equity in net income of ICI Funding Corporation increased to $3.7 million during the first six months of 1997 as compared to $618,000 during the same period of 1996. ICIFC's earnings increased as ICIFC securitized or sold $639.5 million of mortgages during the first six months of 1997 as compared to $544.3 million during the same period of 1996 resulting in gains of $9.1 million as compared $4.0 million, respectively.

      The  increase  in  gains  on sale of loans is the
      result of increased profits from whole loan cash sales and the securitization of loans funded under the Progressive Express program. Additionally, revenues from loan servicing income increased to $1.9 million during the first six months of 1997 as compared to $268,000 for the same period of 1996 as ICIFC's loan servicing portfolio increased.

      Revenues were negatively affected during the first six months of 1997 as the Company's equity in net loss of IMH Commercial Holdings, Inc. was $(1.2) million as compared to none during the second quarter of 1996. The equity in net loss of IMH Commercial Holdings, Inc. is primarily the result of a one-time, non-recurring charge to ICH for stock compensation expense due to the issuance of founders stock to officers and directors of the Company upon the formation of ICH. This one-time charge during the first six months of 1997 was $2.7 million of which 49.92%, or $1.3 million, flows to the Company which is reflective of the Company's ownership in ICH (see Part I, footnote 4.
      "Investment in IMH Commercial Holdings, Inc." for additional information).

      Expenses for the first six months of 1997 increased 63% to $39.2 million as compared to $24.1 million for same period of the prior year primarily as a result of increased interest expense on CMO borrowings and reverse repurchase agreements, advisory fees and other operating expenses. Interest expense increased 70% to $33.0 million during the first six months of 1997 as compared to $19.5 million during the same period of the prior year as average interest bearing liabilities increased 73% to $1.1 billion as compared to $608.5 million during the respective periods. Advisory fees increased 142% to $2.8 million during the first six months of 1997 as compared to $1.2 million during the first six months of 1996 due to increases in total mortgage assets and net income during these periods. Other operating expenses, excluding interest expense, advisory fees and provision for loan losses, increased 67% to $959,000 during the first six months of 1997 as compared to $575,000 during the same period of the prior year. The primary reason for the increase in other operating expense during the first six months of 1997 was a 204% increase in legal and professional fees to $547,000 as compared to $180,000 during the same period of 1996.

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

      During the six months ended June 30, 1997 and 1996 net cash provided by operating activities was $5.7 million and $1.0 million, respectively. Net cash flows were positively affected during the first six months of 1997 as compared to the first six months of 1996 primarily as taxable income increased to $11.6 million as compared $6.1 million, respectively.

      Net cash used in investing activities for the six months ended June 30, 1997 and 1996 was $183.5 million and $21.8 million, respectively. Net cash flows were negatively affected during the first six months of 1997 as compared to the first six months of 1996 primarily due to increases in finance receivables and mortgage loans held for investment and by contributions to fund ICH. Net cash flows were positively affected during the first six months of 1997 as compared to the first six months of 1996 as purchases of mortgage-backed securities decreased.

      Net cash provided by financing activities for the six months ended June 30, 1997 and 1996 was $166.2 million and $49.8 million, respectively. Net cash flows were positively affected for the first six months of 1997 as reverse repurchase borrowings used to fund finance receivables decreased and proceeds from the Company's dividend reinvestment and stock purchase plan increased. Net cash flows were negatively affected during the first six months of 1997 as compared to the first six months of 1996 as proceeds from stock offerings decreased and dividends paid increased.

      At June 30, 1997, the Company had $722.5 million of CMO borrowings used to finance $773.8 million of CMO collateral held by the Long-Term Investment Operations. The Company uses CMO borrowings to finance substantially all of its mortgage loan investment portfolio as a means of eliminating certain risks associated with reverse repurchase agreements (such as the potential need for deposits of additional collateral) that are not present with CMO borrowings. Terms of the CMO borrowings require that the mortgages be held by an independent third party custodian, with the interest rate on the borrowings ranging from 22 basis points to 50 basis points over one-month LIBOR. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from the rating agencies. Total credit loss exposure to the Company is limited to the equity invested in the CMOs at any point in time.

      At June 30, 1997, the Company had a $250 million committed financing facility as well as additional uncommitted facilities to provide financing for the Company's three businesses. Terms of the reverse repurchase agreements require that the mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates quoted vary from 65 basis points to 100 basis points over one-month LIBOR, depending on the type of collateral provided by the Company. The margins on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 90% to 98% of the fair market value of the collateral.

      On the date of the Contribution Transaction, ICIFC entered into a $600 million reverse repurchase agreement with the Warehouse Lending Operations for the purpose of providing ICIFC mortgage loan financing during the period that ICIFC accumulates mortgage loans and when the mortgage loans are securitized and sold. The margins on the reverse repurchase agreements are based on the type of collateral used and generally range from 95% to 100% of the fair market value of the collateral. By securitizing and selling loans on a periodic and consistent basis, the reverse repurchase facility was sufficient to handle liquidity needs during the first six months of 1997 and 1996.

      On June 24, 1996, the Company contributed $8.9 million in cash to ICIFC to repay borrowed funds to ICH and to increase liquidity on ICIFC's warehouse line with IWLG.

      On December 31, 1996, ICIFC purchased residual interests in securitizations from ICII. At June 30, 1997, the residual interests in securitizations total $42.0 million and are financed by a promissory note with ICII at an annual interest rate of 10%. The promissory note requires six monthly interest only payments of $246,180 beginning on July 1, 1997, and continuing on the same day of each succeeding month thereafter; followed by one hundred and eleven monthly installments of $408,974 each. As of June 30, 1997, the current principal balance of the promissory note is $29.1 million.

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

      On March 31, 1997, ICH purchased residual interests in securitizations from ICII. At June 30, 1997, the residual interests in securitizations total $10.0 million and are financed by a promissory note with ICII at an annual interest rate of 10%. The promissory note requires 117 monthly interest only payments of $107,030 beginning on July 1, 1997, and continuing on the same day of each succeeding month thereafter. As of June 30, 1997, the current principal balance of the promissory note is $7.8 million.

      PART II.  OTHER INFORMATION


      ITEM 3:   Not applicable

      ITEM 4:   Submission of matters to a vote of security holders

      On July 22,1997, the Company held it's annual meeting of stockholders. Of the total number of shares eligible to vote (9,735,777), 8,983,361 votes were returned, or 92%, formulating a quorum. At the stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I
      - Election of Directors, Proposal II Ratify appointment of Company's independent auditors, KPMG Peat Marwick.

      The results of voting on these proposals are as follows:

      Proposal I - Election of Directors

         Director                                    For                     Against                Elected

         H. Wayne Snavely                         8,927,522                  48,839                    Yes
         Joseph R. Tomkinson                      8,927,547                  48,814                    Yes
         William S. Ashmore                       8,926,560                  49,801                    Yes
         James Walsh                              8,930,785                  45,576                    Yes
         Frank P. Filipps                         8,931,185                  45,176                    Yes
         Stephen R. Peers                         8,930,985                  45,376                    Yes


      All directors are elected annually at the Company's annual stockholders meeting.


      Proposal II - Appointment of independent auditors

      Proposal II was approved  with  8,887,815  shares voted for,  38,424 voted
      against,   and  48,122   abstained  from  voting  thereby   ratifying  the
      appointment of KPMG Peat Marwick as the Company's independent auditors.


      ITEM 5:   Not applicable

      ITEM 6.

                 (a)  Exhibits



                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.
              Statement Regarding Computation of Earnings per share
                  (dollars in thousands, except per share data)



                                                                        For the Three Months       For the Three Months
                                                                         Ended June 30, 1997        Ended June 30, 1996
                                                                      ------------------------    ---------------------

         Net income                                                   $                 5,625     $             2,135
                                                                      ------------------------    ---------------------

       Average number of shares outstanding                                             9,621                   4,580

       Net effect of dilutive stock options-
       Based on treasury stock method using
       Average market price                                                               149                      83
                                                                      ------------------------    ---------------------

       Total average shares                                                             9,770                   4,663
                                                                      ========================    =====================

       Net income per share                                           $                  0.58     $              0.46
                                                                      ========================    =====================

                                                                         For the Six Months         For the Six Months
                                                                         Ended June 30, 1997        Ended June 30, 1996
                                                                      -------------------------   ---------------------

          Net income                                                  $                11,539     $             3,829
                                                                      -------------------------   ---------------------

       Average number of shares outstanding                                             9,514                   4,416

       Net effect of dilutive stock options-
       Based on treasury stock method using
       Average market price                                                               162                      83
                                                                      -------------------------   --------------------

       Total average shares                                                             9,676                   4,499
                                                                      =========================   ====================

       Net income per share                                           $                  1.20     $              0.85
                                                                      =========================   ====================



                      27 Financial Data Schedule

                 (b)   Reports on Form 8-K:

                          None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.


                                                 By:  /s/ Richard J. Johnson
                                                     Richard J. Johnson
                                                   Senior Vice President
                                                and Chief Financial Officer

      Date:  August 14, 1997