Form 10-Q/A
period 1997-06-30
IMPERIAL CREDIT MORTGAGE HOLDINGS INC
filed 1997-09-18
CIK 1000298

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q/A
                                 Amendment No. 1 to
(Mark One)

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

The number of shares of Common Stock outstanding as of August 11, 1997: 10,131,057

                       Documents incorporated by reference

                                      None


                     IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.

                        1997 FORM 10-Q/A QUARTERLY REPORT

                                TABLE OF CONTENTS


PART II. OTHER INFORMATION                                            Page No.

ITEM 5.  OTHER INFORMATION                                                1

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                        2

                  SIGNATURES                                              3



ITEM 5.   OTHER MATTERS

         On February 13, 1997, Wellington Management Company, LLP ("WMC") filed a Schedule 13G pursuant to the Securities Exchange Act of 1934, as amended. In its Schedule 13G WMC stated that, in its capacity as investment advisor, it may be deemed to beneficially own 516,400 shares of Common Stock of the Company which are held of record by clients of WMC. WMC also stated that those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities, and that no such client is known to have such right or power with respect to more than five percent of the shares of Common Stock. WMC indicated that it had shared power to vote or to direct the vote as to 297,400 shares, shared power to dispose or to direct the disposition of 516,400 shares, and neither the sole power to vote or to direct the vote nor the sole power to dispose or to direct the disposition of any of the shares.



ITEM 6.

(a)      Exhibits

         Exhibit 11 -     Statement regarding Computation of Earnings per share.

         Exhibit 10.8 -   Form of Amended and Restated Employment Agreement
                          with ICI Funding Corporation.

         Exhibit 10.8(a)- List of Officers and terms relating  to Form  of
                          Amended and Restated Employment Agreement filed as Exhibit 10.8.

         Exhibit 10.16 -  Real Estate  Purchase,  Sale and Escrow Agreement by
                          and between TW/BRP Dove, LLC and IMH/ICH Dove Street,
                          LLC dated as of August 25, 1997.

         *27                       Financial Data Schedule

         ----------
                           * Previously filed.

                  (b)      Reports on Form 8-K:

                           None







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


Date: September 16, 1997

                                   EXHIBIT 11


                     IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.
              Statement Regarding Computation of Earnings per share
                  (dollars in thousands, except per share data)


                                                  For the Three Months           For the Three Months
                                                   Ended June 30, 1997             Ended June 30, 1996
                                                   -------------------            --------------------

Net income                                        $              5,625            $             2,135
                                                  --------------------            --------------------

Average number of shares outstanding                             9,621                          4,580

Net effect of dilutive stock options-
Based on treasury stock method using
Average market price                                               130                             80
                                                  --------------------            --------------------

Total average shares                                             9,751                          4,660
                                                  ====================            ====================


Net income per share                              $               0.58            $              0.46
                                                  ====================            ====================



                                                  For the Six Months             For the Six Months
                                                  Ended June 30, 1997            Ended June 30, 1996
                                                  --------------------            -------------------


Net income                                        $             11,539            $             3,829
                                                  --------------------            -------------------

Average number of shares outstanding                             9,514                          4,416


Net effect of dilutive stock options-
Based on treasury stock method using
Average market price                                               138                             69
                                                   -------------------            --------------------

Total average shares                                             9,652                          4,485
                                                   ===================            ====================

Net income per share                               $              1.20            $              0.85
                                                   ===================            ====================




                                 Exhibit 10.8
                              EMPLOYMENT AGREEMENT

                  THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT is made effective as of this 8th day of August, 1997, by and between ICI Funding Corporation, a California corporation ("Employer"), and __________________, an individual ("Employee"), with reference to the following facts:

                                 R E C I T A L S

                  WHEREAS, Employee is knowledgeable of and skillful in Employer's business, which includes, but is not limited to, acquiring for investment and sale non-conforming residential mortgage loans and mortgage backed securities and performing operations as the conduit operations for affiliates and/or related entities of Employer as described in Attachment A hereto (the "Business");

                  WHEREAS, Employer believes that Employee will be an integral part of its management and is and will become more knowledgeable of and be in part responsible for developing the Business;

                  WHEREAS, Employee possesses extensive management experience and knowledge regarding the Business, including confidential information concerning service marketing plans and strategy, business plans and projections and the formulas and models pertaining thereto, customer needs and peculiarities, finances, operations, billing methods and customer lists and detailed information (the "Trade Secrets");

                  WHEREAS, in order to induce Employer to enter into this Employment Agreement and to perform its obligations hereunder, Employee agrees not to compete with Employer or use any Trade Secrets or other confidential and/or proprietary business information regarding the Business of Employer, its affiliates and/or related entities (as more specifically described in Attachment
A) to the detriment of Employer during the term of this Agreement and thereafter;

                  WHEREAS, Employer desires that Employee be employed as _____________________________ of Employer;

                  WHEREAS, Employee is willing to be employed by Employer and provide services to Employer and any affiliates or related entities of Employer (as more fully described in Attachment A) under the terms and conditions herein stated.

                  NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter contained, and for other good and valuable consideration, it is hereby agreed by and between the parties hereto as follows:

         1.       Employment, Services, and Duties.

                  1.1 Employer hereby employs Employee and Employee hereby accepts such employment full-time (subject to those exceptions, if any, set forth below) as _____________________________of Employer, with the powers and duties consistent with such position. Employee agrees to devote one hundred percent (100%) of all working hours to rendering the services on behalf of Employer and/or its affiliates or related entities (as described in Attachment A hereto). Employee shall render his services to Employer by and subject to the instructions and directions of Employer's Board of Directors to whom Employee shall directly report.

                  1.2 Employee acknowledges and agrees that Employee will be required by Employer to devote as much time as reasonably necessary to perform functions for Employer's related entities and/or affiliates (as set forth in Attachment A) and that such services are to be performed pursuant to and consistent with Employee's duties and obligations under this Agreement.

         2.       Term and Termination.

                  2.1 Unless sooner terminated pursuant to Paragraph 2.2 hereof, Employee's employment shall continue for a period of five (5) years from November 20, 1995 ("Employment Date") unless extended by the mutual written agreement of Employer and Employee.

                  2.2  Employee's   employment  shall  terminate  prior  to  the
expiration of the term set forth in Section 2.1 above upon the happening of any of the following events:

                           (a) Voluntary termination by Employee which is not subject to Section 2.2(h) herein;

                           (b)      Death of Employee;

                           (c)      Dissolution or termination of Employer;

                           (d) The voluntary or involuntary bankruptcy of Employer;

                           (e)      For cause if any of the following occurs:

                                    (i)     Employee is convicted of (or pleads
     nolo contendere to), or at any time prior to employment by Employer, has been convicted of (or plead nolo contendere to) a crime of dishonesty or breach of trust or crime leading to incarceration of more than ninety
     (90) days (including, without limitation, embezzlement or theft from Employer) or the payment of a penalty or fine of $10,000 or more;

                                    (ii) Employer determines that Employee's
     performance is not satisfactory or that Employee has engaged in misconduct, negligence or neglect in the performance of Employee's duties under this Agreement;

                                    (iii) Employee has  materially  breached any
     of the terms of this Agreement or any other material legal obligation to Employer including, without limitation, a breach of trust or fiduciary duty owed to Employer or a material violation of Employer's policies or procedures; or

                                    (iv) Any determination of "cause" as used in
     this Section 2.2(e) shall be made only in good faith by an affirmative majority vote of the Board of Directors (not counting Employee, if a director) of the Employer;
                           (f) By mutual agreement between Employer and
                               Employee;

                           (g) Upon the good faith determination of the Board of Directors of Employer that Employee has become so physically or mentally disabled as to be incapable of satisfactorily performing his duties hereunder for a period of ninety (90) consecutive days, such determination based upon a certificate as to such physical or mental disability issued by a licensed physician and/or psychiatrist (as the case may be) employed by the Employer;

                           (h) Without cause by Employer. Employee may elect by notice to Employer to treat the following acts or omissions by Employer as a "termination without cause":

                                    (i)  With respect to acts or omissions other
     than those specifically stated in this Paragraph (h), if Employer does not substantially comply with its payment obligations under this Agreement and such failure is not be corrected within ten (10) business days after delivery of notice to Employer of the facts upon which Employee basis his claim of such non-compliance; or

                                    (ii) A charge of material breach by Employer
     under Section 2.2(e) hereof which is determined by a final judgment made without adequate basis in law or fact.

                  2.3 Except as set forth in Sections 4, 5, 6 and 7 herein, in the event that Employee's employment is terminated pursuant to Sections 2.2(a),
(b), (c), (d), (e), (f) or (g) herein, neither Employer nor Employee shall have any remaining duties or obligations hereunder, except that Employer shall pay to Employee, or his representatives, on the date of termination of employment ("Termination Date") the following:

                           (a) Such compensation as is due pursuant to Section 3.1(a) herein, prorated through the Termination Date; and

                           (b) Any expense reimbursements due and owing to Employee as of the Termination Date.

                  2.4 Except as set forth in Sections 4, 5, 6 and 7 herein, in the event that Employee's employment is terminated pursuant to Section 2.2(h) herein, neither Employer nor Employee shall have any remaining duties or obligations hereunder, except that Employer shall pay to Employee, or his representatives, on the Termination Date the following:

                           (a)  All  such  compensation  as is due  pursuant  to
         Section 3.1(a) for a period of one year following the Termination Date;

                           (b) Any bonus or incentive compensation to which Employee is entitled as provided for by any plan for the year of termination, prorated through the Termination Date, provided that, if such bonus or incentive compensation is discretionary in amount, Employee shall receive a payment at least equal to the last previous payment made to Employee, if any, for the previous year prorated to the Termination Date; and

                           (c) Any expense reimbursements due and owing to Employee as of the Termination Date.

                  2.6 This Agreement shall not be terminated by any:

                           (a) Merger, whether or not Employer is the surviving entity; or

                           (b) Transfer of all or substantially all of the assets of Employer.

                  2.7 In the event of any merger, transfer of assets, dissolution, liquidation, or consolidation, the surviving corporation or transferee, as the case may be, shall be bound by and shall have the benefits of this Agreement, and the Employer shall take all action to ensure that such corporation or transferee is bound by the provisions of this Agreement.

         3.       Compensation.

                  3.1  As  the  total   consideration  for  Employee's  services
rendered hereunder, Employee shall be entitled to the following:

                           (a)   A    salary    of    __________________________
         ($__________) per year ("Salary"), payable in equal installments twice monthly on those days when Employer normally pays its employees. The Salary shall (i) be subject to an annual review and upward adjustment or no adjustment in the sole discretion of Employer, and (ii) be adjusted upward by at least the minimum increase, if any, in the cost of living in an amount obtained by multiplying the referenced salary (as adjusted, if applicable) by the percentage by which the level of the Consumer Price Index in the Los Angeles Metropolitan Area, as provided for the last day of such annual period by the Bureau of Labor Statistics of the United States Department of Labor, Bureau of Labor Statistics, Consumer Price Index, Urban Wage Earners and Clerical Workers, Los Angeles - Long Beach - Anaheim Metropolitan Area, All Items (1967=100) has increased over its level as of the later of: (A) the date hereof; or (B) the date of the previous automatic adjustment pursuant to this Section 3.1(a);

                           (b) Those bonuses as set forth in Attachment B hereto, said bonuses, if any, to be paid to Employee as set forth therein;

                           (c) Reimbursement for reasonable and necessary business and entertainment expenses incurred by Employee in connection with the performance of Employee's duties hereunder. In the event that any federal, state or local government agency or authority determines to disallow any such expenses which are reimbursed to Employee, Employee agrees, to the extent that such determination involves the Employee. to reimburse Employer as follows:

                                    (i)     for all costs in disputing such
                                            action, including reasonable
                                            attorney's fees; and

                                    (ii) for all taxes and penalties incurred by
Employer in connection with such action.

                           (d) Employee shall be entitled to four (4) weeks vacation time each year without loss of compensation. Employee may be absent from his employment only at such times as Employer shall determine from time to time. Employee's vacation shall be governed by Employer's usual policies applicable to all employees;

                           (e)  Employer   agrees  to  provide   Employee   with
         insurance coverage and other benefits available to all employees of Employer under its group plans; and

                           (f) Such other benefits as the Board of Directors of Employer, in its sole discretion, may from time to time provide.

                  3.2 Employer shall have the right to deduct from the compensation due to Employee hereunder any and all sums required for social security and withholding taxes and for any other federal, state, or local tax or charge which may be in effect or hereafter enacted or required as a charge on the compensation of Employee.

         4.       Non-Competition.

                  4.1 At all times during Employee's employment hereunder, and for a period of one (1) year from the date of the termination of Employee's employment, if Employee's employment is terminated pursuant to Section 2.2(a) or 2.2(d) hereof, Employee shall not, directly or indirectly, engage or participate in, prepare or set up, assist or have any interest in any person, partnership, corporation, firm, association, or other business organization, entity or enterprise (whether as an employee, officer, director, agent, security holder, creditor, consultant or otherwise) that engages in any activity in those geographic areas where Employer conducts the Business, which activity is the same as, similar to, or competitive with any activity now engaged in by Employer or its affiliates and/or related entities (see Attachment A) or in any way relating to the Business.

                  4.2 Nothing contained in this Agreement shall be deemed to preclude Employee from purchasing or owning, directly or beneficially, as a passive investment, less than ten percent (10%) of any class of a publicly traded securities or any corporation so long as Employee does not actively participate in or control, directly or indirectly, any investment or other decisions with respect to such corporation.

         5.   Confidentiality.   Employee   shall  keep  all  Trade   Secrets

and other confidential or proprietary information of Employer and its affiliates and /or related entities and shall use such information only in the course of performing Employee's duties hereunder. Employee shall maintain in trust all such Trade Secret or other confidential or proprietary information, as Employer's property, including, but not limited to, all documents concerning Employer's Business, including Employee's work papers, telephone directories, customer information and notes, and any and all copies thereof in Employee's possession or under Employee's control. Upon cessation of Employee's employment with Employer, for any reason, or upon request by Employer, Employee shall transfer to Employer all such documents belonging to Employer, including any and all copies in Employee's possession or under Employee's control.


       6. Injunctive Relief. Employee hereby acknowledges and agrees that it would be difficult to fully compensate Employer for damages resulting from a breach or threatened breach of Sections 4 and 5 of this Agreement and, accordingly, that Employer shall be entitled to temporary and injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions, to enforce such Sections without the necessity of proving actual damages in connection therewith. This provision with respect to injunctive relief shall not, however, diminish Employer's right to claim and recover damages or enforce any other of its legal and/or equitable rights or defenses.

         7. Copies of Agreement. Employee authorizes Employer to send a copy of this Agreement to any and all future employers which Employee may have, and to any and all persons, firms, and corporations, with whom Employee may become affiliated in a business or commercial enterprise, and to inform any and all such employers, persons, firms or corporations that Employer intends to exercise its legal rights should Employee breach the terms of this Agreement or should another party induce a breach on Employee's part.

         8. Severable Provisions. The provisions of this Agreement are severable and if any one or more provisions is determined to be illegal or otherwise unenforceable, in whole or in part, the remaining provisions, and any partially unenforceable provisions to the extent enforceable, shall nevertheless be binding and enforceable.

         9.       Reference Provision.


                  9.1 Each controversy, dispute or claim between the parties arising out of or relating to this Agreement, which controversy, dispute or claim is not settled in writing within thirty (30) days after the "Claim Date" (defined as the date on which a party subject to the Agreement gives written notice to the other that a controversy, dispute or claim exists), will be settled by binding arbitration in Orange County, California in accordance with the provisions of the American Arbitration Association, which shall constitute the exclusive remedy for the settlement of any controversy, dispute or claim, and the parties waive their rights to initiate any legal proceedings against each other in any court or jurisdiction other than the Superior Court of Orange County (the "Court"). Any decision rendered by the arbitrator and such arbitration will be final, binding and conclusive and judgment shall be entered pursuant to Code of Civil Procedure Section 644 in any court in the State of California having jurisdiction.

                  9.2 Except as expressly set forth in this Agreement, the arbitrator shall determine the manner in which the proceeding is conducted, including the time and place of all hearings, the order of presentation of evidence, and all other questions that arise with respect to the course of the proceeding. All proceedings and hearings conducted before the arbitrator, except for trial, shall be conducted without a court reporter, except that when any party so requests, a court reporter will be used at any hearing conducted before the arbitrator. The party making such a request shall have the obligation to arrange for any pay for the court reporter. The costs of the court reporter shall be borne equally by the parties.

                  9.3 The arbitrator shall be required to be determine in all issues in accordance with existing case law and the statutory laws of the State of California. The rules of evidence applicable to proceedings at law in the State of California will be applicable to the reference proceeding. The arbitrator shall be empowered to enter equitable as well as legal relief, to provide all temporary and/or provisional remedies and to enter equitable orders that will be binding upon the parties. The arbitrator shall issue a single judgement at the close of the proceeding which shall dispose of all of the claims of the parties that are the subject of the proceeding. The parties hereto expressly reserve the right to contest or appeal from the final judgment or any appealable order or appealable judgement entered by the arbitrator. The parties hereto expressly reserve the right to findings of fact, conclusions of law, a written statement of decision, and the right to move for a new trial or a different judgment, which new trial, if granted, is also to be a proceeding governed under this provision.

         10. Binding Agreement. This Agreement shall inure to the benefit of and shall be binding upon Employer, its successors and assigns.

         11. Captions. The Section herein captions are inserted only as a matter of convenience and reference and in no way define, limit or describe the scope of this Agreement or the intent of any provisions hereof.

         12. Entire Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter hereof, and the parties hereto have made no agreements, representations or warranties relating to the subject matter of this Agreement that are not set forth otherwise herein. This Agreement supersedes any and all prior agreements, written or oral, with Employer. Any such prior agreements are hereby terminated and of no further effect and Employee by the execution hereof agrees that any compensation provided for under any such prior agreement(s) is specifically superseded and replaced by the provision of this Agreement. No modification of this Agreement shall be valid unless made in writing and signed by the parties hereto and unless such writing is made by an executive officer of Employer. The parties hereto agree that in no event shall an oral modification of this Agreement be enforceable or valid.

         13. Governing Law. This Agreement is and shall be governed and construed in accordance with the laws of the State of California.

         14. Notice. All notices and other communications under this Agreement shall be in writing (including, without limitation, telegraphic, telex, telecopy or cable communication) and mailed, telegraphed, telexed, telecopied, cabled or delivered by hand or by a nationally recognized courier service guaranteeing overnight delivery to a party at the following address (or to such other address as such party may have specified by notice given to the other party pursuant to this provision):

                  If to Employer:

                  ICI Funding Corporation
                  20371 Irvine Avenue, Suite 104
                  Santa Ana Heights, California  92707
                  Telephone:        (714) 556-0122
                  Facsimile:        (714) 438-2150
                  Attention:        Richard J. Johnson
                                    Chief Financial Officer

                  With a copy to:

                  Freshman, Marantz, Orlanski, Cooper & Klein
                  9100 Wilshire Boulevard
                  Eighth Floor-East Tower
                  Beverly Hills, CA  90212
                  Telephone:        (310) 273-1870
                  Facsimile:        (310) 274-8293
                  Attention:        Thomas J. Poletti, Esq.

                  If to Employee:

                  ------------------------------
                  c/o ICI Funding Corporation
                  20371 Irvine Avenue, Suite 104
                  Santa Ana Heights, California  92707
                  Telephone:        (714) 556-0122
                  Facsimile:        (714) 438-2150

         15. Attorney's Fees. In the event that any party shall bring an action or proceeding in connection with the performance, breach or interpretation hereof, then the prevailing party in such action as determined by the court or other body having jurisdiction shall be entitled to recover from the losing party in such action, as determined by the court or other body having jurisdiction, all reasonable costs and expense of litigation or arbitration, including reasonable attorney's fees, court costs, costs of investigation and other costs reasonably related to such proceeding.

         IN WITNESS WHEREOF, this Agreement is executed as of the day and year first above written.

                                                     "EMPLOYER"

                                                     ICI FUNDING CORPORATION,
                                                     a California corporation




                                                     By:________________________
                                                     Name:
                                                     Title:



                                                     "EMPLOYEE"


                                                     ---------------------------

                                  ATTACHMENT A

                   EMPLOYER AFFILIATES AND/OR RELATED ENTITIES

         Employee acknowledges and understands that Employee may be requested by Employer to devote some or all of Employee's time and effort during the term of employment pursuant to this Agreement to the businesses of Employer's affiliates and/or related entities pursuant to certain agreements between and among Employer and such affiliates and/or related entities. Said affiliates or related entities include the following:

         Imperial Credit Mortgage Holdings, Inc.
         Imperial Commercial Capital Corporation
         IMH Commercial Holdings, Inc.
         RAI Advisors, LLC

         Employees further understands and acknowledges that, pursuant to this Agreement, Employee may be directed by Employer to provide services to additional real estate investment trusts or other entities which Employer establishes or with which Employer affiliates or becomes related and for which there exists an agreement with Employer or any of the above entities to provide such services.

         Employee understands and acknowledges that Employee's obligations under the Agreement, including, but not limited to, Employee's duties under Sections 4 and 5 thereof, shall apply and extend to Employee's knowledge of the business of Employer's affiliates and/or related entities and any Trade Secret or other confidential or proprietary information relating to same.


Acknowledged and Agreed:

Date:    August __, 1997

                                  ATTACHMENT B

                                 BONUS SCHEDULE


Employee:


Item 1:  Annual Car Allowance:

Item 2:  Executive Bonus Compensation

                                  Exhibit 10.8(a)

                           LIST OF EMPLOYEES AND TERMS

         The for of Amended and Restated Employment Agreement has been entered into by and between ICI Funding Corporation and the following officers, each an "Employee," with the terms for each as set forth below:

1.       Joseph R. Tomkinson

         Position:         Chief Executive Officer
         Salary:           $300,000
         Bonus Schedule:

         Item 1:  Monthly Car Allowance: $1,200.00

         Item 2:  Executive Bonus Compensation

         Employee will be paid a quarterly bonus equal to the aggregate dividend such person would have received from Imperial Credit Mortgage Holdings, Inc. ("IMH") on 95,000 shares of Common Stock underlying the unexercised stock options held by Employee which were outstanding as of November 20, 1995 and on the date of the payment of such bonus, provided however that (1) no such bonus will be paid in calendar 1995,
         (2) quarterly bonuses will be paid for each of the first three quarters of calendar 1996 only if the dividend that would be payable IMH on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equal or exceeds ten percent (10%) (on an annualized basis) of $13.00 (3) quarterly bonuses will be paid for the next four calendar quarters thereafter only if the dividend that would be payable by IMH on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equals or exceeds fifteen percent (15%) (on an annualized basis) of $13.00 and (4) quarterly bonuses will be paid for each calendar quarter thereafter, if the dividend that would be payable by IMH on shares of its Common Stock for the subject quarter equals or exceeds such level as determined by the majority of the Unaffiliated Directors of IMH. Employee is not required to refund any portion of such bonuses previously earned regardless of the level of dividends in subsequent quarters.

         Employee's quarterly bonus will also include an amount equal to the aggregate dividend such person would have received from IMH on 50,000 shares of Common Stock underlying unexercised stock options held by Employee as of the date of grant and on the date of the payment of such bonus, provided however, that quarterly bonuses will be paid only if the dividend that would be payable by IMH on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equals or exceeds ten percent (10%) (on an annualized basis) of $22.00. Employee is not required to refund any portion of such bonuses previously earned regardless of the level of dividends in subsequent quarters.

         Item 3:  Quarterly Production Incentives

         Employee is entitled to quarterly incentive bonuses based upon performance and profitability goals as established by the Compensation Committee and the Chief Executive Officer. A total of three (3) basis points on Employer's total mortgage loan acquisitions will be set aside as payment for the quarterly incentive bonuses. Of the total quarterly incentive bonus, Employee will be eligible to participate in fifty percent (50%) of the total bonus pool to be paid on the 15th day following each calendar quarter. However, in no event shall such allocated quarterly incentive bonus in any calendar year exceed on a calendar basis Employee's annual base compensation.

2.       William S. Ashmore

         Position:         President
         Salary:  $225,000
         Bonus Schedule:

         Item 1:  Monthly Car Allowance: $500.00

         Item 2:  Executive Bonus Compensation

         Employee will be paid a quarterly bonus equal to the aggregate dividend such person would have received from Imperial Credit Mortgage Holdings, Inc. ("IMH") on 50,000 shares of Common Stock underlying the unexercised stock options held by Employee which were outstanding as of November 20, 1995 and on the date of the payment of such bonus, provided however that (1) no such bonus will be paid in calendar 1995,
         (2) quarterly bonuses will be paid for each of the first three quarters of calendar 1996 only if the dividend that would be payable by IMH on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equal or exceeds ten percent (10%) (on an annualized basis) of $13.00, (3) quarterly bonuses will be paid for the next four calendar quarters thereafter only if the dividend that would be payable by IMH on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equals or exceeds fifteen percent (15%) (on an annualized basis) of $13.00 and (4) quarterly bonuses will be paid for each calendar quarter thereafter, if the dividend that would be payable by IMH on shares of its Common Stock for the subject quarter equals or exceeds such level as determined by the majority of the Unaffiliated Directors of IMH. Employee is not required to refund any portion of such bonuses previously earned regardless of the level of dividends in subsequent quarters.

         Employee's quarterly bonus will also include an amount equal to the aggregate dividend such person would have received from IMH on 25,000 shares of Common Stock underlying unexercised stock options held by Employee as of the date of grant and on the date of the payment of such bonus, provided however, that quarterly bonuses will be paid only if the dividend that would be payable by IMH on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equals or exceeds ten percent (10%) (on an annualized basis) of $22.00. Employee is not required to refund any portion of such bonuses previously earned regardless of the level of dividends in subsequent quarters.

         Item 3:  Quarterly Production Incentives

         Employee is entitled to quarterly incentive bonuses based upon performance and profitability goals as established by the Compensation Committee and the Chief Executive Officer. A total of three (3) basis points on the Employer's total mortgage loan acquisitions will be set aside as payment for the quarterly incentive bonuses. Of the total quarterly incentive bonus, Employee will be eligible to participate in twenty percent (20%) of the total bonus pool to be paid on the 15th day following each calendar quarter. However, in no event shall such allocated quarterly incentive bonus in any calendar year exceed on a calendar basis Employee's annual base compensation.

3.       Richard J. Johnson

         Position: Senior Vice President, Chief Financial Officer and Secretary
         Salary:  $112,500
         Bonus Schedule:
         Item 1:  Monthly Car Allowance: $500.00

         Item 2:  Executive Bonus Compensation

         Employee will be paid a quarterly bonus equal to the aggregate dividend such person would have received from Imperial Credit Mortgage Holdings, Inc. ("IMH") on 25,000 shares of Common Stock underlying the unexercised stock options held by Employee which were outstanding as of November 20, 1995 and on the date of the payment of such bonus, provided however that (1) no such bonus will be paid in calendar 1995,
         (2) quarterly bonuses will be paid for each of the first three quarters of calendar 1996 only if the dividend that would be payable by IMH on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equal or exceeds ten percent (10%) (on an annualized basis) of $13.00, (3) quarterly bonuses will be paid for the next four calendar quarters thereafter only if the dividend that would be payable by IMH on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equals or exceeds fifteen percent (15%) (on an annualized basis) of $13.00 and (4) quarterly bonuses will be paid for each calendar quarter thereafter, if the dividend that would be payable by IMH on shares of its Common Stock for the subject quarter equals or exceeds such level as determined by the majority of the Unaffiliated Directors of IMH. Employee is not required to refund any portion of such bonuses previously earned regardless of the level of dividends in subsequent quarters.

         Employee's quarterly bonus will also include an amount equal to the aggregate dividend such person would have received from IMH on 10,000 shares of Common Stock underlying unexercised stock options held by Employee as of the date of grant and on the date of the payment of such bonus, provided however, that quarterly bonuses will be paid only if the dividend that would be payable by IMH on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equals or exceeds ten percent (10%) (on an annualized basis) of $22.00. Employee is not required to refund any portion of such bonuses previously earned regardless of the level of dividends in subsequent quarters.

4.       Mary C. Glass-Schannault

         Position: Senior Vice President, Structured Transactions Manager
         Salary:  $92,930
         Bonus Schedule:

         Item 1:  Annual Car Allowance: $5,000

         Item 2:  Executive Bonus Compensation

         Employee will be paid a quarterly bonus equal to the aggregate dividend such person would have received from Imperial Credit Mortgage Holdings, Inc. ("IMH") on 25,000 shares of Common Stock underlying the unexercised stock options held by Employee which were outstanding as of the date of November 20, 1995 and on the date of the payment of such bonus, provided however that (1) no such bonus will be paid in calendar 1995, (2) quarterly bonuses will be paid for each of the first three quarters of calendar 1996 only if the dividend that would be payable by IMH on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equal or exceeds ten percent (10%) (on an annualized basis) of $13.00, (3) quarterly bonuses will be paid for the next four calendar quarters thereafter only if the dividend that would be payable by IMH on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equals or exceeds fifteen percent (15%) (on an annualized basis) of the $13.00 and (4) quarterly bonuses will be paid for each calendar quarter thereafter, if the dividend that would be payable by IMH on shares of its Common Stock for the subject quarter equals or exceeds such level as determined by the majority of the Unaffiliated Directors of IMH. Employee is not required to refund any portion of such bonuses previously earned regardless of the level of dividends in subsequent quarters.

         Employee's quarterly bonus will also include an amount equal to the aggregate dividend such person would have received from IMH on 5,000 shares of Common Stock underlying unexercised stock options held by Employee as of the date of grant and on the date of the payment of such bonus, provided however, that quarterly bonuses will be paid only if the dividend that would be payable by IMH on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equals or exceeds ten percent (10%) (on an annualized basis) of $22.00. Employee is not required to refund any portion of such bonuses previously earned regardless of the level of dividends in subsequent quarters.

         Furthermore, Employee will also receive a quarterly bonus of an aggregate of up to a maximum of $14,700 based on performance and goals set by the executive management and a minimum annual return of IMH of the Ten Year Treasury plus 2.0%.

                                Exhibit 10.16

                           REAL ESTATE PURCHASE, SALE

                              AND ESCROW AGREEMENT

                                 by and between

                                TW/BRP DOVE, LLC

                                       and

                            IMH/ICH DOVE STREET, LLC


                           Dated as of August 25, 1997

                                       for

                           Bank of California Building
                                1401 Dove Street
                            Newport Beach, California

                 REAL ESTATE PURCHASE, SALE AND ESCROW AGREEMENT

                                Summary Statement

This Summary Statement is attached to and made in part of that certain Real Estate Purchase, Sale and Escrow Agreement dated as of the 25th day of August, 1997 by and between the Seller and Purchaser referenced below.

1.  DATE OF AGREEMENT:          August 25, 1997

2.  SELLER:  TW/BRP Dove, LLC, a Delaware limited liability company

3.  PURCHASER: IMH/ICH Dove Street, LLC, a California limited liability company

4.  PROPERTY DESCRIPTION:

         a)  Address:  1401 Dove Street, Newport Beach, California.

         b)  Nature of Improvements:  6-Story Office Building on 3,596
                                           Acre Site

         c)  Rentable Square Footage:  Approximately 73,791

5.  PURCHASE PRICE:  As provided below ($7,800,000 plus costs)

6.  CLOSING DATE:     August 27, 1997

7.  TITLE AND ESCROW COMPANY:  Commonwealth Land Title Insurance Company

F:\CASES\557\5221574\DOCS\MISC\FORM10QA.003
                     REAL ESTATE PURCHASE AND SALE AGREEMENT


         THIS REAL ESTATE PURCHASE, SALE AND ESCROW AGREEMENT ("Agreement") is made and entered into as of this 25th day of August, 1997 by and between TW/BRP DOVE, LLC, a Delaware limited liability company ("Seller"), and IMH/ICH DOVE STREET, LLC, a California limited liability company ("Purchaser").

                                    RECITALS

         A. Ken Development Company ("Original Seller") and Transwestern Investment Company, LLC ("Original Purchaser") have entered into that certain Real Estate Purchase and Sale Agreement dated May 30, 1997 ("Sale Agreement") providing for the sale by Original Seller of property and improvements commonly known as 1401 Dove Street, Newport Beach, California (the "Property") to Original Purchaser or its assignee.

         B. Original Seller, Original Purchaser and American Investors Escrow, Inc. ("American") have entered into an Escrow Agreement dated June 13, 1997 (the "Closing Escrow") to provide for (1) the holding and disposition of the earnest money under the Sale Agreement, and (2) the closing of the transaction contemplated by the Sale Agreement.

         C. Original Purchaser has assigned all of its right, title and interest in the Sale Agreement and the Closing Escrow to Seller.

         D. Concurrently with Seller's acquisition of the Property, Purchaser desires to purchase the Property from Seller in accordance with the terms hereof.

                                   AGREEMENTS

         NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

     1. AGREEMENT FOR PURCHASE AND SALE. Seller agrees to sell, and Purchaser agrees to purchase, subject to the terms and conditions contained herein, the Property, together with:
                          (a) (i) all of Seller's right, title and interest in and to all rights of way, tenements, hereditaments,
                                            easements,     rights,    interests,
                                            claims, minerals and mineral rights,
                                            water  and  water  rights,   utility
                                            capacity and appurtenances,  if any,
                                            in any way belonging or appertaining
                                            to  the  Property  and  (ii)  all of
                                            Seller's right,  title and interest,
                                            if  any,  in and  to  all  adjoining
                                            streets,   alleys,   private  roads,
                                            parking  areas,  curbs,  curb  cuts,
                                            sidewalks,   landscaping,   signage,
                                            sewers and public ways,  if not part
                                            of the Property  (collectively,  the
                                            "Appurtenant Rights"); and

                          (b)               all of  Seller's  right,  title  and
                                            interest  in and  to any  equipment,
                                            machinery  and  property   which  is
                                            altered  to  the  Property  so as to
                                            constitute fixtures under California
                                            law ("Fixtures"),  including without
                                            limitation,  all hearing, lighting ,
                                            air conditioning, ventilating,
                                            plumbing,  electrical or other
                                            mechanical  equipment and other
                                            equipment and personal  property at
                                            the Property  (collectively, the
                                            "Personal Property"); and

                          (c) all of Seller's right, title and interest as landlord in and to all leases, tenancies and rental or occupancy agreements granting possessory rights in, on or covering
                                            the  Property,   together  with  all
                                            modifications,           extensions,
                                            amendments and  guarantees  thereof,
                                            and security  deposits  with respect
                                            thereto      (collectively,      the
                                            "Leases"); and

                          (d) to the extent assignable, all of Seller's right, title and interest in and to the contracts, agreements, guarantees, warranties and
                                            indemnities,    written   or   oral,
                                            affecting the ownership,  operation,
                                            management  and  maintenance  of the
                                            Property,     Appurtenant    Rights,
                                            Fixtures,   Personal   Property  and
                                            Leases      (collectively,       the
                                            "Contracts"); and

                          (e) to the extent assignable, all of Seller's right, title and interest in and to all (i) plans, models,
                                            drawings,            specifications,
                                            blueprints,   surveys,   engineering
                                            reports,  environmental  reports and
                                            other   technical   descriptions  or
                                            materials relating in any way to the
                                            Property,     Appurtenant    Rights,
                                            Personal Property,  Fixtures, Leases
                                            or  Contracts,  and  (ii)  licenses,
                                            franchises,  certificates, occupancy
                                            and   use   certificates,   permits,
                                            authorizations, consents, variances,
                                            waivers, approvals and the like from
                                            any    federal,    state,    county,
                                            municipal or other  governmental  or
                                            quasi-governmental   body,   agency,
                                            department,    board,    commission,
                                            bureau    or   other    entity    or
                                            instrumentality     affecting    the
                                            ownership,  operation or maintenance
                                            of the Property  (collectively,  the
                                            "Licenses").

         The Property, Appurtenant Rights, Personal Property, Fixtures, Leases, Contracts and Licenses and other property described above are collectively referred to herein as the "Property."

     2. PURCHASE PRICE. The purchase price for the Property shall be the aggregate amount (the "Purchase Price") equal to the sum of $5,848,177.21 (the "Closing Amount"), (b) $1,850,000.00 (the "Member Amount") and (c) the amount required to be paid by Purchaser to comply with the terms of this Agreement, including, without limitation, all premiums for title insurance, the documentary transfer taxes, escrow charges, recording charges and other amounts referenced in Section 6 below (the "Second Closing Amount"). The Purchase Price shall be deposited with Commonwealth Land Title Company ("Escrow Holder") by wire transfer pursuant to the wire transfer instructions as shown on Schedule 1 attached hereto prior to 5 p.m. (California time) on August 26, 1997.

     3. ESCROW; CLOSING CONDITIONS.

                  3.1 Escrow. Upon the execution of this Agreement by Purchaser and Seller, and the acceptance of this Agreement by Escrow Holder in writing, this Agreement shall constitute the joint escrow instructions of Purchaser and Seller to Escrow Holder to open an escrow ("Escrow") for the consummation of the sale of the Property to Purchaser pursuant to the terms of this Agreement. Upon the Close of Escrow, Escrow Holder shall pay any sum owned to Seller with immediately available federal funds.

                  3.2      Closing Date.  The Escrow shall close ("Close of
                                          Escrow") on August 27, 1997.

                  3.3 Conveyance. On the Closing Date, Seller shall transfer and convey title to the Property to Purchaser as follows:

                          (a) delivering to Escrow Holder a grant deed ("Deed"), subject only to the exceptions as described on Exhibit A attached hereto (the "Permitted Exceptions"), executed by Seller, that conveys the simple title to the Property, Fixtures and Appurtenant Rights to Purchaser;

                          (b) delivering to Escrow Holder a bill of sale, executed by Seller, that transfers the Personal Property to Purchaser;

                          (c) delivering to Escrow Holder, an assignment and assumption, executed by Seller and Purchaser, that transfers all of Seller's right, title, and interest in and to the Contracts, the Licenses, and the Leases, to Purchaser (the "Assignment and Assumption").

The foregoing documents and instruments are collectively referred to herein as the "Conveyance Documents."

         4.                REPRESENTATIONS AND WARRANTIES.

                         (a) Seller represents and warrants to Purchaser, as of the date hereof and again on the Closing Date, that Seller is dully organized, validly existing and in good standing under the laws of the State of California. Seller has all necessary power and authority to enter into this Agreement and to consummate all of the transactions contemplated herein.  The  individuals  executing
                                            this  Agreement  on behalf of Seller
                                            are  duly   authorized  to  execute,
                                            deliver and perform  this  Agreement
                                            on  behalf  of  Seller  and to  bind
                                            Seller according to its terms.  This
                                            Agreement  and all  documents  to be
                                            executed by Seller and  delivered to
                                            Purchaser hereunder (A) are and will
                                            be  the  legal,  valid  and  binding
                                            obligations  of Seller,  enforceable
                                            in accordance with their terms,  (B)
                                            do not or will  not  contravene  any
                                            provision of Seller's organizational
                                            documents or any  existing  laws and
                                            regulations  applicable to Seller or
                                            the   Property   and  (C)  will  not
                                            conflict   with  or   result   in  a
                                            violation    of    any    agreement,
                                            instrument, order, writ, judgment or
                                            decree to which Seller is a party or
                                            is  subject  or  which  governs  the
                                            Property;

                           (b) Purchaser represents and warrants to Seller, now and again on the Closing Date that: (i) Purchaser has all necessary power and authority to enter into this Agreement and to consummate all the transactions contemplated herein, (ii) the individuals executing this Agreement on behalf of Purchaser are duly authorized to execute, deliver and perform this Agreement on behalf of Purchaser and to bind Purchaser according  to its  terms,  and (iii)
                                            this  Agreement and all documents to
                                            be   executed   by   Purchaser   and
                                            delivered  to Seller  hereunder  (A)
                                            are and will be the legal, valid and
                                            binding  obligations  or  Purchaser,
                                            enforceable in accordance with their
                                            terms,   (B)  do  not  or  will  not
                                            contravene    any    provision    of
                                            Purchaser's organizational documents
                                            or any existing laws and regulations
                                            applicable to Purchaser and (C) will
                                            not  conflict  with or  result  in a
                                            violation    of    any    agreement,
                                            instrument order, writ,  judgment or
                                            decree to which Purchaser is a party
                                            or is subject.

                          (c) All of the representations and warranties of Seller and Purchaser contained in this Section 4 are material, none shall merge into the deed herein provided for and all shall survive the Closing Date or termination of this Agreement for a period of one (1) year.

     5. DELIVERY OF DOCUMENTS.

                          (a) On or before August 26, 1997, Seller shall deliver the following documents (the "Closing Documents") to Escrow Agent:

                           (i)      the Conveyance Documents executed by Seller;

                           (ii)     Seller's counterpart of closing and
         proration statement, executed by Seller;

                           (iii) a certification of nonforeign statue satisfying
         Section 1445 of the Internal Revenue Code, executed by Seller;

                           (iv) evidence of Seller's existence and authority to perform its obligations under this Agreement, in form and substance reasonably satisfactory to Purchaser and Title Company;

                           (v) a certified copy of the resolutions or declarations of Seller or the partners or Seller, as applicable, authorizing the transaction contemplated by this Agreement or other satisfactory evidence of authorization.

                    (b) On or before August 26, 1997, Purchaser shall deliver
                        the following to Escrow Agent:

                           (i) counterparts of the Assignment and Assumption, executed by Purchaser or its assignee;

                           (ii) counterparts of the closing and petition statement, executed by Purchaser or its assignee;

                           (iii)    the Purchaser Price; and

                           (iv) such other documents, instruments or agreements as may be reasonably requested by (A) Seller, in order to consummate this Agreement or (B) Title Company or the Escrow Holder, in order to issue the Title Policy pursuant to the terms hereof, and to otherwise consummate the Closing.

     6. DISBURSEMENT OF ESCROW. Provided that (a) each of the deposits required under Section 5 hereof have been made, (b) Escrow Holder is prepared to insure title in the Property in the name of Purchaser subject only to the Permitted Exceptions, and (c) all conditions in the Closing Escrow have been satisfied and the Closing Escrow is prepared to disburse, then Escrow Holder shall (i) transmit the Members Amount to Seller pursuant to the instructions set forth on
Schedule 2 attached hereto, (ii) apply the Closing Amount to close the Closing Escrow, (iii) pay the closing costs out to the Second Closing Amount, (iv) record the Deed, (v) deliver the Bill of Sale and Assignment to Purchaser, (vi) deliver counterparts of the Assignment and Assumption and the closing and proration statements to Purchaser and Seller, and (vii) deliver any remaining funds to Purchaser.

     7. CLOSING COSTS. Purchaser shall pay as regard to: (a) any stamp tax, sales tax, documentary transfer tax or other tax imposed on the transfer of the Property, (b) the cost of the ALTA Title policy, and the endorsements thereto required under the terms of this Agreement, (c) all Escrow Holder's fees and (d) all of Seller's closing, title, recording, proration and other costs under the Sale Agreement.

     8. POSSESSION. Possession of the Property shall be delivered to Purchaser at Closing, free and clear of all liens and claims other than Permitted Exceptions and the rights of the tenants.

     9. BROKERS. Each party agrees to indemnify, defend and hold harmless the other party, its successors, assigns and agents, from and against the payment of any commission, compensation, loss, damages, costs and expenses (including without limitation attorneys' fees and costs) incurred in connection with, or arising out of, claims for any broker's, agent's or finder's fees of any person claiming by or through such party. The obligations of Seller and Purchaser under this Section 9 shall survive the Closing and the termination of this Agreement.


     10. PROPERTY "AS IS".

                  9.1 No Side Agreements or Representations. No person acting on behalf of Seller is authorized to make, and by execution hereof, Purchaser acknowledges that no person has made any representation, agreement, statement, warranty, guarantee or promise regarding the Property or the transaction contemplated herein or the zoning, construction, physical condition or other status of the Property except as may be expressly set forth in this Agreement. No representation, warranty, agreement, statement, guarantee or promise, if any, made by any person acting on behalf of Seller which is not contained in this Agreement will be valid or binding on Seller.

                  9.2 "AS IS" CONDITION. PURCHASER ACKNOWLEDGES AND AGREES THAT, EXCEPT AS SPECIFICALLY PROVIDED IN THIS AGREEMENT, SELLER HAS NOT MADE, DOES NOT MAKE AND SPECIFICALLY NEGATES AND DISCLAIMS ANY REPRESENTATIONS, WARRANTIES, PROMISES, COVENANTS, AGREEMENTS OR GUARANTIES OF ANY KIND OR CHARACTER WHATSOEVER, WHETHER EXPRESS OR IMPLIED, ORAL OR WRITTEN, PAST, PRESENT OR FUTURE, OF, AS TO, CONCERNING OR WITH RESPECT TO: (I) VALUE; (II) THE INCOME TO BE DERIVED FROM THE PROPERTY; (III) THE SUITABILITY OF THE PROPERTY FOR ANY AND ALL ACTIVITIES AND USES WHICH PURCHASER MAY CONDUCT THEREON, INCLUDING THE
POSSIBILITIES FOR FUTURE DEVELOPMENT OF THE PROPERTY; (IV) THE HABITABILITY, MERCHANTABILITY, MARKETABILITY, PROFITABILITY OR FITNESS FOR A PARTICULAR PURPOSE OF THE PROPERTY; (V) THE MANNER, QUALITY, STATE OF REPAIR OR LACK OF REPAIR OF THE PROPERTY; (VI) THE NATURE, QUALITY OR CONDITION OF THE PROPERTY, INCLUDING WITHOUT LIMITATION, THE WATER, SOIL AND GEOLOGY; (VII) THE COMPLIANCE OF OR BY THE PROPERTY OR ITS OPERATION WITH ANY LAWS, RULES, ORDINANCES OR REGULATIONS OF ANY APPLICABLE GOVERNMENTAL AUTHORITY OR BODY; (VIII) THE MANNER OR QUALITY OF THE CONSTRUCTION OR MATERIALS, IF ANY, INCORPORATED INTO THE PROPERTY; (IX) COMPLIANCE WITH ANY ENVIRONMENTAL PROTECTION, POLLUTION OR LAND USE LAWS, RULES, REGULATIONS, ORDERS OR REQUIREMENTS, INCLUDING, BUT NOT LIMITED TO, TITLE III OF THE AMERICANS WITH DISABILITIES ACT OF 1990, CALIFORNIA HEALTH & SAFETY CODE, THE FEDERAL WATER POLLUTION CONTROL ACT, THE FEDERAL RESOURCE
CONSERVATION AND RECOVERY ACT, THE U.S. ENVIRONMENTAL PROTECTION AGENCY REGULATIONS AT 40 C.F.R., PART 261. THE

COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980. AS AMENDED, THE RESOURCE CONSERVATION AND RECOVERY ACT OF 1976, THE CLEAN WATER ACT, THE SAFE DRINKING WATER ACT, THE HAZARDOUS MATERIALS TRANSPORTATION ACT, THE TOXIC SUBSTANCE CONTROL ACT, AND REGULATIONS PROMULGATED UNDER ANY OF THE FOREGOING; (X) THE PRESENCE OR ABSENCE OF HAZARDOUS MATERIALS AT, ON, UNDER OR ADJACENT TO THE PROPERTY; (XI) THE CONTENT; (XII) THE CONFORMITY OF THE IMPROVEMENTS TO ANY PLANS OR SPECIFICATIONS FOR THE PROPERTY, INCLUDING ANY PLANS AND SPECIFICATIONS THAT MAY HAVE BEEN OR MAY BE PROVIDED TO PURCHASE;
(XIII) THE CONFORMITY OF THE PROPERTY TO PAST, CURRENT OR FUTURE APPLICABLE ZONING OR BUILDING REQUIREMENTS; (XIV) DEFICIENCY OF ANY UNDERSCORING; (XV) DEFICIENCY OF ANY DRAINAGE; (XVI) THE FACT THAT ALL OR A PORTION OF THE PROPERTY MAY BE LOCATED ON OR NEAR AN EARTHQUAKE FAULT LINE; (XVII) THE EXISTENCE OF
VESTED LAND USE, ZONING OR BUILDING ENTITLEMENTS AFFECTING THE PROPERTY; OR (XVIII) WITH RESPECT TO ANY OTHER MATTER, PURCHASER FURTHER ACKNOWLEDGES AND AGREES THAT HAVING BEEN GIVEN THE OPPORTUNITY TO INSPECT THE PROPERTY AND REVIEW INFORMATION AND DOCUMENTATION AFFECTING THE PROPERTY, PURCHASER IS RELYING SOLELY ON ITS OWN INVESTIGATION OF THE PROPERTY AND REVIEW OF SUCH INFORMATION AND DOCUMENTATION, AND NOT ON ANY INFORMATION PROVIDED OR TO BE PROVIDED BY SELLER. PURCHASER FURTHER ACKNOWLEDGES AND AGREES THAT ANY INFORMATION MADE AVAILABLE TO PURCHASER OR PROVIDED OR TO BE PROVIDED BY OR ON BEHALF OF SELLER WITH RESPECT TO THE PROPERTY WAS OBTAINED FROM A VARIETY OF SOURCES AND THAT SELLER HAS NOT MADE ANY INDEPENDENT INVESTIGATION OR VERIFICATION OF SUCH INFORMATION AND MAKES NO REPRESENTATIONS AS TO THE ACCURACY OR COMPLETENESS OF SUCH INFORMATION. PURCHASER AGREES TO FULLY AND IRREVOCABLY RELEASE ALL SUCH SOURCES OF INFORMATION AND PREPARERS OF INFORMATION AND DOCUMENTATION AFFECTING THE PROPERTY WHICH WERE RETAINED BY SELLER FROM ANY AND ALL CLAIMS THAT THEY MAY NOW HAVE OR HEREAFTER ACQUIRE AGAINST SUCH SOURCES AND PREPARERS OF INFORMATION FOR ANY COSTS, LOSS, LIABILITY, DAMAGE, EXPENSES, DEMAND, ACTION OR CAUSE OF ACTION ARISING FROM SUCH INFORMATION OR DOCUMENTATION. SELLER IS NOT LIABLE OR BOUND IN ANY MANNER BY ANY ORAL OR WRITTEN STATEMENTS, REPRESENTATIONS OR INFORMATION PERTAINING TO THE PROPERTY, OR THE OPERATION THEREOF, FURNISHED BY ANY REAL ESTATE BROKER AGENT. EMPLOYEE, SERVANT OR OTHER PERSON. PURCHASER FURTHER ACKNOWLEDGES AND AGREES THAT TO THE MAXIMUM EXTENT PERMITTED BY LAW. THE SALE OF THE PROPERTY AS PROVIDED FOR HEREIN IS MADE ON A "AS IS"CONDITION AND BASIS WITH ALL FAULTS, AND THAT SELLER HAS NO OBLIGATIONS TO MAKE REPAIRS, REPLACEMENTS OR IMPROVEMENTS EXCEPT AS MAY OTHERWISE BE EXPRESSLY STATED HEREIN. PURCHASER REPRESENTS, WARRANTS AND COVENANTS TO SELLER THAT, EXCEPT FOR SELLER'S EXPRESS REPRESENTATIONS AND WARRANTIES SPECIFIED IN THIS AGREEMENT, PURCHASER IS RELYING SOLELY UPON PURCHASER'S OWN INVESTIGATION OF THE PROPERTY.

         11.               MISCELLANEOUS.

(a)  Time is of the essence of each provision of this Agreement.

(b) This Agreement and all provisions thereof shall extend to, be obligatory upon and inure to the benefit of the respective heirs, legatees, successors and assigns of the parties hereto.
(c) Except as provided herein, this Agreement contains the entire Agreement between the parties relating to the transactions contemplated hereby.

(d) This Agreement shall be governed by and construed in accordance with the laws of the State of California.

(e) If any of the provisions of this Agreement or the application thereof to any persons or circumstances shall, to any event, be deemed, invalid or unenforceable, the remainder of this Agreement and the application of such provisions to persons or circumstances other than those as to whom or which it is held invalid or unenforceable shall not be affected thereby.

(f) This Agreement and any document or instrument executed pursuant hereto may be executed in any number of counterparts, each of which shall be deemed an original, but all of which, together, shall constitute one and the same instrument.

(g) This Agreement shall not be construed more strictly against one party than against the other merely by virtue of the fact that the Agreement may have been prepared primarily by counsel for one of the parties, it being recognized that both Purchaser and Seller have contributed substantially and materially to the preparation of this Agreement.

(h) The Exhibits hereto may be finalized, initialed by both parties and inserted into this Agreement after this Agreement is fully executed and prior to the Approval Date.

(i) The Summary Statement attached to this Agreement is hereby incorporated herein and made a part hereof.

     12. TERMINATION. In the event all escrow deposits have not been received by Escrow Holder on or before 5:00 p.m. on August 26, 1997 or if Escrow Holder is not prepared to disburse under the Closing Escrow before 5:00 p.m. on August 27, 1997, Escrow Holder is hereby authorized and directed to continue to comply with this Agreement until it has received a written demand from any party hereto for the return of the deposits made hereunder by said party. Upon receipt of such demand, Escrow Holder is hereby authorized and directed to return to the party making such demand the deposits made by such party without notice to any other party and you may return all remaining deposits to the respective depositors thereof. Upon such returns, this Agreement shall be null and void.
                           [Intentionally left blank]

         IN WITNESS WHEREOF, Purchaser and Seller do hereby execute this Agreement as of the date first written.

PURCHASER:                                           SELLER:

IMH/ICH DOVE STREET, LLC,                            TW/BRP DOVE, LLC,
a California limited liability company               a Delaware limited
                                                     liability company


By: ______________________________                   By: ______________________
Name: ____________________________                   Name: ____________________
Title: _____________________________                 Title:  __________________


                           Acceptance by Escrow Holder


         Escrow Holder acknowledges receipt of the foregoing agreement and accepts the instructions contained therein.

Dated: _____________________________


                                             By: ______________________________
                                             Name: ____________________________
                                             Title:  __________________________

                                    EXHIBIT A


At the date hereof Exceptions to coverage in addition to the printed exceptions and exclusions in said policy form would be as follows:

A. General and special taxes, including any assessments collected with taxes, to be levied for the fiscal year 1997-1998, which are a lien not yet payable.

B.       General and special taxes for the fiscal year 1996-1997 have been paid.

Total:                              $40,608.00
First Installment:                   20,304.00
Second Installment:                  20,304.00

Homeowners' Exemption               $ none

Code:                               07 061
Parcel:  427 221 04

C. The lien of supplemental taxes, if any, assessed pursuant to the provisions of Section 75, et seq. of the Revenue and Taxation Code of the State of California.

1. Covenants, conditions and restrictions (deleting any restrictions indicating any preference, limitation or discrimination based on race, color, religion, sex, handicap, familial status or national origin) as set forth in the document.

Recorded:                  in book 9678 page 919, Official Records

Said covenants, conditions and restrictions provide that a violation thereof shall not defeat or render invalid the lien of any mortgage or deed of trust made in good faith and for value.

2. Covenants, conditions and restrictions (deleting any restrictions indicating any preference, limitation or discrimination based on race, color, religion, sex, handicap, familial status or national origin) as set forth in the document.

Recorded:                  in book 9993 page 475, Official Records

3. An easement for the purpose shown below and rights incidental thereto as set forth in document.

Granted to:                Southern California Edison Company
Purpose:          Public Utilities

Recorded:         in book 10458 page 894, Official Records

Affects:          a portion of said land described therein

4. The following unrecorded leases were disclosed by an instrument recorded September 21, 1989 as Instrument No. 89-506771, Official
         Records: [Revised]

Tenant:

[Revised per current rent roll.]



5. An easement for the purpose shown below and rights incidental thereto as set forth in document.

Granted to:       Pacific Bell
Purpose:          underground communication facilities

Recorded:         August 15, 1991 as Instrument No. 91-438055, Official
                  Records

Affects:          said land

WE HEREBY AMEND ITEM 14 TO SHOW THE FOLLOWING:

14. Any rights, interests, or claims which may exist or arise by reason of the following facts shown on a survey plat.

Entitled:                  2 GRE 1001
Dated:                     June 18, 1997
Prepared by:               Psomas & Associates

a) The fact that an electric pull box, an electric vault and electric transformer and vault on a concrete pad exists on said land.

b) The fact that a trash enclosure located on land adjacent on the Northwest encroaches onto said land by 0.5 feet.

WE HEREBY AMEND ITEM 1 TO SHOW THE FOLLOWING:

1. Covenants, conditions and restrictions (deleting any restrictions indicating any preference, limitation or discrimination based on race, color, religion, sex, handicap, familial status or national origin) as set forth in the document.

Recorded:      August 15, 1991 as Instrument No. 91-438055, Official Records

Affects:          said land

                               PAYOFF INFORMATION

Note No. 1: AS OF JANUARY 1, 1990, CHAPTER 598, CALIFORNIA STATUTES OF 1989, (AB 512; INSURANCE CODE SECTION 12413.1) BECOMES EFFECTIVE. THE LAW REQUIRES THAT ALL FUNDS BE DEPOSITED AND AVAILABLE FOR WITHDRAWAL BY THE TITLE ENTITY'S ESCROW OR SUBESCROW ACCOUNT PRIOR TO DISBURSEMENT OF ANY FUNDS.

ONLY CASH OR WIRED FUNDS CAN BE GIVEN IMMEDIATE AVAILABILITY UPON DEPOSIT.

CASHIER'S CHECKS, TELLER'S CHECKS AND CERTIFIED CHECKS MAY BE AVAILABLE ONE BUSINESS DAY AFTER DEPOSIT.

ALL OTHER FUNDS SUCH AS PERSONAL, CORPORATE OR PARTNERSHIP CHECKS AND DRAFTS MAY CAUSE MATERIAL DELAYS IN DISBURSEMENT OF FUNDS ON THIS ORDER.

IN ORDER TO AVOID DELAYS, ALL FUNDING SHOULD BE WIRE TRANSFERRED. OUTGOING WIRE TRANSFERS WILL NOT BE AUTHORIZED UNTIL CONFIRMATION OF THE RESPECTIVE INCOMING WIRE TRANSFER OR AVAILABILITY OF DEPOSITED CHECKS.

WIRING INFORMATION FOR THIS OFFICE IS AS FOLLOWS:

                           Union Bank
                           500 South Main Street
                           Orange, California 92668

                           ABA No. 122000496
                           Account No. 9120008290