Form 10-Q
period 1997-09-30
IMPERIAL CREDIT MORTGAGE HOLDINGS INC
filed 1997-11-14
CIK 1000298

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sales price of its Common Stock on November 10, 1997 on the American Stock Exchange was approximately $359.1 million.

The number of shares of Common Stock outstanding as of
November 10, 1997:   13,541,522

                    Documents incorporated by reference

                                 None



                                          IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.

                                              1997 FORM 10-Q QUARTERLY REPORT

                                                     TABLE OF CONTENTS



                                             PART I. FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS - IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.                 Page #
                                                                                                          ------

              Consolidated Balance Sheets, September 30, 1997 and December 31, 1996......................      3

              Consolidated Statements of Operations, Three-and Nine-Months Ended September 30, 1997
              and 1996...................................................................................      4

              Consolidated Statements of Cash Flows, Nine-Months Ended September 30, 1997 and 1996             5

              Selected Notes to Consolidated Financial Statements........................................      6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                                           14

                                               PART II. OTHER INFORMATION

ITEM 1. - 5.  NOT APPLICABLE                                                                                  21

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                                21

              SIGNATURES                                                                                      23






                                               PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                     (dollars in thousands, except per share data)


                                                                            September 30, 1997       December 31, 1996
                                                                         ----------------------  ----------------------

                                 ASSETS
Cash and cash equivalents                                                $              35,907   $              22,610
Investment securities available-for-sale                                                71,371                  63,506
Loan Receivables:
   CMO collateral                                                                      694,387                 501,744
   Finance receivables                                                                 301,370                 362,312
   Mortgage loans held for investment                                                  106,158                     914
   Allowance for loan losses                                                            (5,720)                 (4,384)
                                                                         ----------------------  ----------------------

        Net loan receivables                                                         1,096,195                 860,586

Investment in ICI Funding Corporation                                                   24,938                   9,896
Investment in IMH Commercial Holdings, Inc.                                             18,185                       -
Accrued interest receivable                                                             12,231                   7,263
Due from affiliates                                                                     26,732                   7,709
Other real estate owned                                                                  5,536                     332
Other assets                                                                             5,052                     453
                                                                         ----------------------  ----------------------

                                                                         $           1,296,147   $             972,355
                                                                         ======================  ======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CMO Borrowings                                                           $             645,145   $             474,513
Reverse-repurchase and warehouse line agreements                                       399,292                 357,715
Accrued dividends payable                                                                6,699                   5,170
Due to affiliates                                                                        3,359                      27
Other liabilities                                                                        2,979                   5,739
                                                                         ----------------------  ----------------------
     Total Liabilities                                                               1,057,474                 843,164
                                                                         ----------------------  ----------------------

Stockholders' Equity:
   Preferred Stock; $.01 par value; 10 million shares authorized;
     none issued or outstanding at September 30, 1997
     and at December 31, 1996                                                                -                       -
   Common Stock; $.01 par value; 50 million shares authorized;
     20,303,805  shares  issued  and  outstanding  at  September
     30, 1997  and 14,100,000 shares issued and outstanding
     at December 31, 1996                                                                  203                     141
Additional paid-in-capital                                                             243,989                 135,474
Investment securities valuation allowance                                               (1,616)                 (2,458)
Cumulative dividends declared                                                          (33,555)                (15,441)
Notes receivable from common stock sales                                                (1,276)                   (720)
Retained earnings                                                                       30,928                  12,195
                                                                         ----------------------  ----------------------
     Total Stockholders' Equity                                                        238,673                 129,191
                                                                         ----------------------  ----------------------
                                                                         $           1,296,147   $             972,355
                                                                         ======================  ======================


                See  accompanying   notes  to consolidated financial statements.

                                 IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF EARNINGS
                                       (in thousands, except earnings per share data)


                                            For the Three Months             For the Nine Months
                                             Ended September 30,             Ended September 30,
                                     -----------------------------------------------------------------
                                         1997            1996              1997             1996
                                     -------------  ----------------  ---------------- ----------------

Revenues
Interest income                      $     29,557   $        17,356   $        76,709  $        44,338
Equity in net earnings of ICI
   Funding Corporation                      2,429               101             6,132              718
Equity in net earnings (loss) of
   IMH Commercial Holdings                    403                 -              (778)               -
Gain on sale of securities                      -                 -               648                -
Fees and other income                         378               280               788              607
                                     -------------  ----------------  ---------------- ----------------
                                           32,767            17,737            83,499           45,663
Expenses
Interest on CMO borrowings and
   reverse-repurchase and
   and warehouse line agreements           21,790            11,920            54,816           31,372
Provision for loan losses                   1,868               835             4,243            3,739
Advisory fee                                1,485               986             4,313            2,157
General and administrative expense            227                94               530              265
Professional services                         212               220               758              433
Personnel expense                             135               117               227              303
Gain on sale of other real
   estate owned                              (144)                 -             (121)               -
                                     -------------  ----------------  ---------------- ----------------
                                           25,573            14,172            64,766           38,269
                                     -------------  ----------------  ---------------- ----------------
Net earnings                         $      7,194   $         3,565   $        18,733  $         7,394
                                     =============  ================  ================ ================

Weighted average shares and
share equivalents outstanding (1)      15,836,082        10,303,143        14,947,452        7,934,225
                                     =============  ================  ================ ================

Net earnings per common and
common equivalent share              $       0.45   $          0.35   $          1.25  $          0.93
                                     =============  ================  ================ ================

Dividends declared per common
share                                $       0.43   $          0.35   $          1.22  $          0.96
                                     =============  ================  ================ ================


(1) Share amounts reflect a 3 for 2 stock split effective to shareholders of record November 3, 1997 payable on November 24, 1997






               See   accompanying notes to consolidated financial statements.



                                 IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (in thousands)

                                                                                For the Nine Months Ended September 30,
                                                                                     1997                      1996
                                                                            ------------------------    --------------------

Cash flows from operating activities:
   Net earnings                                                             $                18,733     $             7,394
   Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities:
      Equity in net earnings of ICI Funding Corporation                                      (6,132)                   (718)
      Equity in net loss of IMH Commercial Holdings, Inc.                                       778                       -
      Provision for loan losses                                                               4,243                   3,739
      Net change in accrued interest on loans and investments                                (4,968)                 (5,342)
      Net change in other assets and liabilities                                            (23,050)                    385
                                                                            ------------------------    --------------------
           Net cash (used in) provided by operating activities                              (10,396)                  5,458

Cash flows from investing activities:
      Net change in CMO collateral                                                         (192,643)               (544,213)
      Net change in finance receivables                                                      60,942                 399,594
      Net change in mortgage loans held for investment                                     (105,244)                 (1,238)
      Net change in other real estate owned, net                                             (8,111)                       -
      Purchase of investment securities available-for-sale                                  (19,295)                (31,579)
      Sale of investment securities available-for-sale                                        9,637                       -
      Net of principal reductions on investment securities
         available-for-sale                                                                   2,635                       -
      Net change in lease payment receivables                                                     -                   8,441
      Contributions to ICI Funding Corporation                                               (8,910)                 (8,128)
      Contributions to IMH Commercial Holdings, Inc.                                        (15,123)                      -
                                                                            ------------------------    --------------------
           Net cash used in investing activities                                           (276,112)               (177,123)

Cash flows from financing activities:
      Net change in reverse-repurchase and warehouse line agreements                         41,578                (376,599)
      Net change in CMO borrowings                                                          170,632                 517,875
      Dividends paid                                                                        (16,585)                 (3,910)
      Proceeds from exercise of stock options                                                   701                       -
      Proceeds from dividend reinvestment  and stock purchase plan                           20,970                       -
      Proceeds from public stock offering, net                                               83,065                  36,742
      Proceeds from sale of additional common shares                                              -                     261
      Advances to purchase common stock, net of principal reductions                           (556)                      -
                                                                            ------------------------    --------------------
           Net cash provided by financing activities                                        299,805                 174,369

Net change in cash and cash equivalents                                                      13,297                   2,704
Cash and cash equivalents at beginning of period                                             22,610                   2,284
                                                                            ========================    ====================
Cash and cash equivalents at end of period                                  $                35,907     $             4,988
                                                                            ========================    ====================


Supplementary information:
    Interest paid                                                           $                53,626     $            31,347
Non-cash transactions:
   Adjustment to investment in IMH Commercial Holdings, Inc. due to sale                      3,840                       -
of stock



                    See accompanying notes to consolidated financial statements

                       IMPERIAL CREDIT MORTGAGE HOLDINGS, INC. and SUBSIDIARIES
                               Notes to Consolidated Financial Statements
                                            (unaudited)


      Unless the context otherwise requires, references herein to the "Company"' refer to Imperial Credit Mortgage Holdings, Inc. ("IMH"), and its subsidiaries IMH Assets Corporation ("IMH Assets"), Imperial Warehouse Lending Group, Inc. ("IWLG"), IMH/ICH Dove St., LLC ("Dove"), and ICI Funding Corporation (together with its wholly-owned subsidiary, ICIFC Secured Assets Corp., "ICIFC"), collectively.

1.      Basis of Financial Statement Presentation

      The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      References to financial information of the Company for the three- and nine-month periods ended September 30, 1997 reflect financial results of IMH's equity interest in net earnings of ICIFC, IMH's equity interest in net earnings (loss) of IMH Commercial Holdings, Inc. ("ICH"), IMH's equity interest in net loss of Imperial Commercial Capital Corporation ("ICCC") prior to ICH's IPO ("ICH IPO") on August 8, 1997, and results of operations of IMH, IMH Assets, IWLG and Dove as stand-alone entities, subsequent to the Company's Initial Public Offering ("IPO"). See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Significant Transactions" for additional information on the ICH IPO. The results of operations of ICIFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations of the Company as "Equity in net income of ICI Funding Corporation." The results of operations of ICH, of which 17.4% of the economic interest is owned by IMH, are included in the results of operations of IMH as "Equity in net income (loss) of IMH Commercial Holdings, Inc.

     Weighted average shares and share equivalents outstanding and earnings per share calculations give effect to a 3 for 2 stock split payable November 24, 1997 to stockholders of record on November 3, 1997.

2.    Summary of Business and Significant Accounting Policies

      The Company is a specialty finance company which, together with its subsidiaries and related companies, operates three businesses: (1) the Long-Term Investment Operations, (2) the Conduit Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Conduit Operations purchases and sells or securitizes primarily non-conforming mortgage loans, and the Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. These latter two businesses include certain ongoing operations contributed to the Company in 1995 by Imperial Credit Industries, Inc. (NASDAQ - "ICII"), a leading specialty finance company (the "Contribution Transaction"). IMH is organized as a real estate investment trust ("REIT") for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level.

      Long-Term Investment Operations. The Long-Term Investment Operations, conducted by IMH, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). Such loans generally provide higher yields than conforming loans. The principal differences between conforming loans and non-conforming loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the type of properties securing the mortgage loans, the loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are generally higher yielding mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes. At September 30, 1997, IMH's mortgage loan and securities investment portfolio consisted of $694.4 million of mortgage loans held in trust as collateral for Collateralized Mortgage Obligations ("CMOs"), $106.2 million of mortgage loans held to maturity, which will be used as CMO collateral, and $71.4 million of mortgage-backed or other collateralized securities.

      Conduit Operations. The Conduit Operations, conducted by ICIFC, purchases primarily non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of third party correspondents and other sellers and subsequently securitizes or sells such loans to permanent investors, including the Long-Term Investment Operations. ICIFC's ability to design non-conforming mortgage loans which suit the needs of its correspondent loan originators and their borrowers while providing sufficient credit quality to investors, as well as its efficient loan purchasing process, flexible purchase commitment options and competitive pricing, enable it to compete effectively with other non-conforming mortgage loan conduits. In addition to earnings generated from ongoing securitizations and sales to third party investors, ICIFC supports the Long-Term Investment Operations of the Company by supplying the Company with non-conforming mortgage loans and securities backed by such loans. For the nine months ended September 30, 1997 and the year ended December 31, 1996, ICIFC acquired $1.8 billion and $1.5 billion, respectively, of mortgage loans and sold to third party investors or securitized $1.0 billion and $1.0 billion, respectively, of mortgage loans. The Long-Term Investment Operations acquired $533.4 million and $591.6 million, respectively, of loans from ICIFC as well as $12.6 million and $32.5 million, of securities created by ICIFC for the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively. Prior to the Contribution Transaction, ICIFC was a division or subsidiary of ICII since 1990. IMH owns 99% of the economic interest in ICIFC, while Joseph R. Tomkinson, Chief Executive Officer of IMH and ICIFC, William S. Ashmore, President of IMH and ICIFC, and Richard J. Johnson, Chief Financial Officer of IMH and ICIFC, are the holders of all the outstanding voting stock of, and 1% of the economic interest in, ICIFC.

      Warehouse Lending Operations. The Warehouse Lending Operations, conducted by IWLG, provides warehouse and repurchase financing to ICIFC and to approved mortgage banks, most of which are correspondents of ICIFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors. At September 30, 1997, the Warehouse Lending Operations had $301.4 million in finance receivables outstanding, of which $236.5 million, $8.3 million and $2.5 million was outstanding with ICIFC, ICCC and ICH, respectively.

3.    Investment in ICI Funding Corporation

      The Company records its investment in ICIFC on the equity method. On March 31, 1997, ownership of all of the common stock of ICIFC was transferred from ICII to Joseph R. Tomkinson, Chief Executive Officer of IMH and ICIFC, William S. Ashmore, President of IMH and ICIFC, and Richard J. Johnson, Chief Financial Officer of IMH and ICIFC, who are entitled to 1% of the earnings or losses of ICIFC. The Company is entitled to 99% of the earnings or losses of ICIFC through its ownership of all of the non-voting preferred stock of ICIFC. Gains or losses on the sale of loans or securities by ICIFC to IMH are deferred and amortized or accreted for gain or loss on sale over the estimated life of the loans or securities using the interest method. Summarized financial information for ICIFC (in thousands):



                                            BALANCE SHEETS


                                                                      September 30, 1997                  December 31, 1996
                                                              -------------------------------    ----------------------------

                              ASSETS
       Cash                                                    $                         7,334      $                   4,395
       Residual interests in securitizations                                            50,059                         46,949
       Mortgage loans held for sale                                                    588,834                        334,104
       Mortgage servicing rights                                                        15,615                          8,785
       Accrued interest receivable                                                       6,734                          1,845
       Premises and equipment, net                                                       2,262                            834
       Servicing advances                                                                1,306                          1,583
       Other assets                                                                      5,556                            676
                                                              ---------------------------------   ============================
                                                               $                       677,700      $                 399,171
                                                              =================================   ============================

                LIABILITIES AND SHAREHOLDERS' EQUITY
       Borrowings from IWLG                                    $                       236,544      $                 327,422
       Other borrowings                                                                339,713                              -
       Due to affiliates                                                                55,972                         54,803
       Other liabilities                                                                 8,588                          2,876
       Deferred revenue                                                                  6,220                          1,393
       Accrued interest expense                                                          5,473                          2,681
                                                              ---------------------------------   ----------------------------
               Total liabilities                                                       652,510                        389,175

       Shareholders' Equity:
             Preferred Stock                                                            18,053                          9,143
             Common Stock                                                                  182                             92
             Retained earnings                                                           6,955                            761
                                                              ---------------------------------   ----------------------------
               Total shareholders' equity                                               25,190                          9,996
                                                              =================================   ============================
                                                               $                       677,700      $                 399,171
                                                              =================================   ============================


                                                 STATEMENTS OF OPERATIONS

                                                      For the Three Months               For the Nine Months
                                                       Ended September 30,               Ended September 30,
                                            ---------------------------------  ----------------------------------
                                                  1997            1996              1997               1996
                                            --------------   --------------    --------------  -------------------
Revenues
Interest income                             $       14,839   $       8,725    $       32,004   $            26,535
Gain on sale of loans                                5,280           1,593            14,378                 5,555
Loan servicing income                                1,081             353             3,018                   622
Other income                                           211               -               505                     -
                                            ---------------  --------------   ---------------  --------------------
                                                    21,411          10,671            49,905                32,712
Expenses:
Interest on borrowings from IWLG                    11,192           8,081            25,041                25,557
Interest on borrowings from affiliates               1,310               -             3,495                     -
Personnel expense                                    1,496           1,449             5,277                 3,521
Provision for repurchases                            1,131             152             1,548                   728
Amortization of mortgage servicing rights              947             176             1,896                   286
General and administrative expense                   1,090             628             1,930                 1,354
                                            ---------------  --------------   ---------------  --------------------
                                                    17,166          10,486            39,187                31,446

Income before income taxes                           4,245             185            10,718                 1,266

Income tax expense                                   1,792              83             4,525                   540
                                            ---------------  -------------    ---------------  -------------------
   Net income                              $         2,453  $          102   $         6,193   $               726
                                            ===============  ==============   ===============  ====================



4.  Investment in IMH Commercial Holdings, Inc.
    (formerly Imperial Credit Commercial Holdings, Inc.)

      The Company records its investment in ICH on the equity method. ICH is a recently formed specialty commercial property finance company which elects to be taxed at the corporate level as a REIT for federal income tax purposes. ICH was incorporated in February 1997 for the purpose of investing in commercial mortgages and commercial mortgage-backed securities. In March 1997, the Company capitalized ICH with $15.0 million in cash evidenced by a promissory note which was converted into an aggregate of 3,000,000 shares of ICH Preferred Stock (the "ICH Preferred Stock"). On August 8 1997, the closing date of the ICH IPO, the Preferred Stock converted into shares of ICH Common Stock and non-voting Class A Common Stock. Prior to the ICH IPO, the Company owned 299,000 shares of ICH non-voting Class A Stock and 3,000,000 million shares of ICH Preferred Stock and was entitled to 49.92% of the earnings or losses of ICH while certain officers and directors of IMH and ICIFC, owned 300,000 shares of ICH Common Stock and were entitled to 50.08% of the earnings or losses of ICH. As of September 30, 1997, IMH owns 719,789 shares, or 9.8%, of ICH Common Stock and 674,211 shares, or 100%, of ICH non-voting Class A Stock. ICH was formed to seek opportunities in the commercial mortgage market. Commercial mortgage assets include mortgage loans on condominium-conversions and mortgage loans on commercial properties, such as industrial and warehouse space, office buildings, retail space and shopping malls, hotels and motels, nursing homes, hospitals, multifamily, congregate care facilities and senior living centers. ICH will also purchase mortgage-backed securities on commercial properties, such as pass-through certificates and REMICs.

      ICCC was formed in January 1997. The Company purchased all of the non-voting Preferred Stock of ICCC, which represented 95% of the economic interest in ICCC, for $500,000. On the closing date of the ICH IPO, the Company contributed (the "Contribution") 100% of the outstanding shares of non-voting Preferred Stock of ICCC in exchange for 95,000 shares of ICH Common Stock. ICCC operates three divisions: the Condominium Division, the Retail Division, and the Correspondent and Bulk Purchase Division. The Condominium Division offers, on a retail basis, adjustable rate financing to developers and project owners who have completed the development of a condominium complex or the conversion of an apartment complex to a condominium complex on property with a typical loan amount of $3.0 million to $10.0 million. The Retail Division originates commercial mortgages for properties including general retail property such as shopping centers, super markets and department stores, light industrial property, and office buildings with loan amounts between $500,000 to $1.5 million. The Correspondent and Bulk Purchase Division originates commercial mortgages on a retail basis and purchases commercial mortgages on a bulk and flow basis. This division offers larger principal balance loans ($1.5 million and $10.0 million) for commercial projects than those funded by the Retail Division.

      On August 8, 1997, ICH completed an IPO of 6,325,000 shares of common stock at $15.00 per share at which time 299,000 shares of ICH Class A Stock and 3,000,000 shares of ICH Preferred Stock held by the Company converted into 719,789 shares, or 9.8%, of ICH Common Stock in addition to 674,211 shares, or 100%, of ICH Class A Stock. For additional information regarding the ICH IPO, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Significant Transactions." Summarized financial information for ICH (in thousands):


                                                      BALANCE SHEETS


                                                                            September 30, 1997          March 31, 1997
                                                                         ----------------------  ----------------------

                               ASSETS
       Cash and cash equivalents                                         $              18,847   $               4,400
       Investment securities available for sale                                         12,390                       -
       Residual interest in securitization, held for trading                             9,999                  10,025
       Loan receivables:
            Finance receivables                                                         42,662                       -
            Commercial Mortgages held for investment                                    34,559                  17,535
            Allowance for loan losses                                                      (55)                    (13)
                                                                         ----------------------  ----------------------
                 Net loan receivables                                                   77,166                  17,522

       Property and equipment                                                            3,901                       -
       Due from affiliates                                                               3,465                     134
       Investment in ICCC                                                                3,115                       -
       Accrued interest receivable                                                         465                     128
       Other assets                                                                        373                      41
                                                                         ----------------------  ----------------------
                                                                         $             129,721   $              32,250
                                                                         ======================  ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
       Warehouse facilities                                              $              12,984   $                   -
       Borrowings from IWLG                                                              2,526                  16,563
       Due to affiliates                                                                 9,347                     520
       Accrued interest expense                                                             70                     150
       Other liabilities                                                                    50                       -
                                                                         ----------------------  ----------------------
            Total Liabilities                                            $              24,977   $              17,233
                                                                         ----------------------  ----------------------

       Stockholders' Equity:
            Preferred stock                                                                  -                      30
            Common stock                                                                    73                       6
            Class A common stock                                                             7                       -
            Additional paid-in-capital                                                 104,918                  17,667
            Investment securities valuation allowance                                       16                       -
            Accumulated deficit                                                           (270)                 (2,686)
                                                                         ----------------------  ----------------------
               Total Stockholders' Equity                                              104,744                  15,017
                                                                         ----------------------  ----------------------
                                                                         $             129,721   $              32,250
                                                                         ======================  ======================



                                                 STATEMENTS OF OPERATIONS

                                                                                           For the period from
                                                                                             January 15, 1997
                                                        For the Three Months          (commencement of operations)
                                                      Ended September 30, 1997         through September 30, 1997
                                               -------------------------------     ---------------------------------

Revenues
Interest income                                $                         2,457                            $ 3,810
Equity in net income of Imperial
    Commercial Capital  Corporation                                        627                                627
Rental and other income                                                     58                                 58
                                               -------------------------------     --------------------------------
                                                                         3,142                              4,495

Expenses
Interest expense on borrowings                                             463                                788
Interest expense on affiliated borrowings                                  282                                759
Professional services                                                      202                                373
General and administrative expense                                          75                                 92
Provision for loan losses                                                   22                                 55
Advisory fee                                                                 1                                  1
Stock compensation expense                                                   -                              2,697
                                               --------------------------------     -------------------------------
                                                                         1,045                              4,765
                                               --------------------------------     -------------------------------

Net income (loss)                              $                         2,097     $                         (270)
                                               ================================     ===============================


5.    Investment Securities Available-for-Sale

      The Company classifies investment and mortgage-backed securities as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment and mortgage-backed securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as a separate component of stockholders' equity, and trading securities are reported at fair value with unrealized gains and losses reported in income. Discounts obtained on investment securities are amortized to interest income over the estimated life of the investment securities using the interest method. At September 30, 1997, IMH's investment securities available-for-sale included $66.0 million of subordinated securities collateralized by mortgages and $5.4 million of subordinated securities collateralized by other loans. In general, subordinated classes of a particular series of securities bear all losses prior to the related senior classes.

      The Company's investment securities are held as available-for-sale, reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. As the Company qualifies as a REIT and no income taxes are paid, the unrealized gains and losses are reported gross in stockholders' equity.

6.    Stockholders' Equity

      In July 1997, stock options totaling 4,000 shares were exercised at an exercise price of $20.625 per share, or $82,500.

      In August 1997, the Company recorded an adjustment to equity of $3.8 million as a result of the ICH IPO.

      In September 1997, the Board of Directors declared a cash dividend of $0.65 per share, or $0.43 per share after having given effect to the 3 for 2 stock split, payable October 15, 1997 to stockholders of record on September 15, 1997.

      During the third quarter of 1997, the Company raised additional capital of $93.3 million, net of offering expenses, as 3.2 million shares of common stock were issued through a public stock offering and 401,944 were purchased under the Company's Dividend Reinvestment and Stock Purchase Plan. After giving effect to the 3 for 2 stock split, the additional shares of common stock issued through the public stock offering and the Company's Dividend Reinvestment and Stock Purchase Plan were 4.8 million and 602,916, respectively. Proceeds from the sale of securities were used for general corporate purposes including, without limitation, funding the Long-Term Investment Operations, the Conduit Operations and the Warehouse Lending Operations, repayment of maturing obligations, redemption of outstanding indebtedness, financing future acquisitions, capital expenditures and working capital.

      In October 1997, the Board of Directors approved a 3 for 2 stock split payable on November 24, 1997 to stockholders of record on November 3, 1997.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors

      References to financial information of the Company for the three- and nine-month periods ended September 30, 1997 reflect financial results of IMH's equity interest in net income of ICIFC, IMH's equity interest in net income (loss) of ICH, IMH's equity interest in net loss of ICCC, prior to ICH's IPO on August 8, 1997, and results of operations of IMH, IMH Assets, IWLG and Dove as stand-alone entities, subsequent to the Company's IPO. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Significant Transactions" for additional information on the ICH IPO. The results of operations of ICIFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations of IMH as "Equity in net income of ICI Funding Corporation." The results of operations of ICH, of which 17.4% of the economic interest is owned by IMH, are included in the results of operations of IMH as "Equity in net income (loss) of IMH Commercial Holdings, Inc."

      Significant Transactions

      In February 1997, certain officers and directors of the Company, as a group, and IMH purchased 300,000 and 299,000 shares of the Common Stock of ICH, respectively. In addition, IMH purchased all of the non-voting preferred stock of ICCC, which represents 95% of the economic interest in ICCC, for $500,000, and certain of the Company's officers purchased all of the outstanding shares of common stock of ICCC, which represents 5% of the economic interest in ICCC. In addition, ICCC brokered ICH's purchase of $7.3 million and $10.2 million of condominium conversion loans which were financed with $16.6 million in borrowings under a warehouse lending facility provided by a subsidiary of IMH, and $900,000 in borrowings from IMH.

      In March 1997, IMH loaned ICH $15.0 million evidenced by a promissory note convertible into shares of non-voting preferred stock of ICH at the rate of one share of ICH Preferred Stock for each $5.00 principal amount of said note. IMH converted the aforementioned $15.0 million principal amount promissory note into an aggregate of 3,000,000 shares of ICH Preferred Stock. All shares of ICH Preferred Stock were automatically converted upon the closing of ICH's IPO into shares of ICH Common Stock determined by multiplying the number of shares of ICH Preferred Stock to be converted by a fraction, the numerator of which is $5.00 and the denominator of which is the IPO Price. Notwithstanding the foregoing, consistent with IMH's classification as a REIT, IMH was not entitled to convert into ICH Common Stock more than that number of shares of ICH Preferred Stock whereby IMH would own, immediately after such conversion, greater than 9.8% of ICH's outstanding Common Stock. Any shares of ICH Preferred Stock not converted into ICH Common Stock upon the closing of the Offering shall on such date automatically convert into shares of ICH non-voting Class A Common Stock at the same rate as the ICH Preferred Stock converted into Common Stock. Shares of ICH Class A Stock convert into shares of Common Stock on a one-for-one basis and each such class of Common Stock is entitled to cash dividends on a pro rata basis. Upon any subsequent issuances of Common Stock by ICH or sale of ICH Common Stock held by IMH, shares of ICH Class A Stock shall automatically convert into additional shares of the Common Stock of ICH, subject to a 9.8% limitation. In addition, ICH purchased $10.1 million in Commercial Mortgage-Backed Securities ("CMBS") from ICIFC which was financed with a promissory note. The promissory note was repaid to ICIFC with cash from IMH's above-referenced $15.0 million investment. Concurrently, ICH repaid the $900,000 owed to IMH in connection with its purchase of condominium conversion loans. Subsequently, ICH entered into a borrowing agreement with ICII for $7.9 million secured by $10.1 million CMBS.

      In April 1997, IMH exchanged the 299,000 shares of ICH Common Stock held by it for an equivalent number of shares of ICH Class A Stock.

      Upon the closing of the ICH IPO in August 1997, IMH contributed to ICH 100% of the outstanding shares of non-voting preferred stock of ICCC in exchange for 95,000 shares of ICH Class A Stock. As of September 30, 1997, IMH owns 719,789 shares, or 9.8%, of ICH Common Stock in addition to 674,211 shares, or 100%, of ICH Class A Stock.

      In August 1997, IMH/ICH Dove Street, LLC, a California limited liability company, of which each of IMH and ICH own a 50% interest, purchased an office building for $7.8 million plus related closing costs. IMH and ICH intend to relocate their headquarters to the building over the next two-year period.

      During the third quarter of 1997, the Company raised additional capital of $93.3 million, net of offering expenses, as 3.2 million shares of common stock were issued through a public stock offering and 401,944 were purchased under the Company's Dividend Reinvestment and Stock Purchase Plan. After giving effect to the 3 for 2 stock split, the additional shares of common stock issued through the public stock offering and the Company's Dividend Reinvestment and Stock Purchase Plan were 4.8 million and 602,916, respectively. Proceeds from the sale of securities were used for general corporate purposes including, without limitation, funding the Long-Term Investment Operations, the Conduit Operations and the Warehouse Lending Operations, repayment of maturing obligations, redemption of outstanding indebtedness, financing future acquisitions, capital expenditures and working capital.

      Historical Trends

      During the year ended December 31, 1996, ICIFC's mortgage loan acquisitions increased 35% to $1.5 billion as compared to $1.1 billion for the same period in 1995. Excluding the acquisition of mortgage loans from ICII or its affiliated mortgage banking operations, ICIFC's mortgage loan acquisitions increased 110% to $1.3 billion during 1996 as compared to $624.5 million during 1995. The increase in mortgage loan acquisitions for 1996 as compared to 1995 was primarily the result of the Company's increased marketing and sales efforts subsequent to the IPO, increased concentration on identifying and servicing productive conduit sellers under master commitment programs and significantly increased sales activity from two conduit sellers. ICIFC's outstanding master commitment programs with various sellers to purchase mortgages increased to $826.5 million with 68 sellers at December 31, 1996 as compared to $241.0 million with 18 sellers at December 31, 1995. Additionally, in September 1996 ICIFC introduced it's Progressive Express loan program which resulted in ICIFC funding $22.0 million in mortgages during 1996. The benefits of this program include less paperwork for the borrower, express credit approval and attractive rates and terms. At December 31, 1996, the Progressive Express program represented 47% of the $826.5 million in outstanding master commitments. In conjunction with the increase in flow
      (loan-by-loan) acquisitions, as opposed to bulk loan acquisitions, subsequent to the Contribution Transaction and the continued growth of ICIFC, ICIFC added personnel in 1996. At December 31, 1996, ICIFC employed 104 employees, an increase of 189% from 36 employees at December 31, 1995.

      During the nine months ended September 30, 1997, ICIFC's mortgage loan acquisitions increased 57% to $1.8 billion as compared to $1.2 billion during the first nine months of 1996. Excluding mortgages acquired from affiliated companies, mortgage acquisitions during the first nine months of 1997 increased 93% to $1.8 billion as compared to $957.3 million during the first nine months of 1996. The increase in mortgage loan acquisitions during the first nine months of 1997 as compared to the same period of 1996 was the result of mortgages funded under the Progressive Express loan program, outstanding master commitment programs with various conduit sellers to purchase mortgage loans and an improved real estate market, particularly in California where the Company acquired 32.6% of it's loans during the first nine months of 1997. Under the Progressive Express loan program, ICIFC funded $557.9 million during the first nine months of 1997, or 30.2% of total loan acquisitions, as compared to $1.9 million during the first nine months of 1996 as the program was introduced in September 1996. Additionally, as of September 30, 1997, ICIFC had outstanding master commitments with 78 sellers to purchase mortgage loans in the aggregate principal amount of $1.2 billion as compared to 62 sellers to purchase mortgage loans in the aggregate principal amount of $774.0 million as of September 30, 1996. At September 30, 1997, the Progressive Express program represented 51.2% of the $1.2 billion in outstanding master commitments. Due to the continued growth of ICIFC during the first nine months of 1997, ICIFC added personnel. At September 30, 1997, there were 143 employees with ICIFC, a 37.5% increase from 104 employees as of December 31, 1996.

      Results of Operations

      Three Months Ended September 30, 1997 as Compared to Three Months Ended September 30, 1996

     Net income for the third quarter of 1997 increased 102% to $7.2 million, or $0.45 per share, as compared to $3.6 million, or $0.35 per share, for the third quarter of 1996. Earnings per share for both periods are stated after giving effect to the 3 for 2 stock split.

     Revenues for the quarter ended September 30, 1997 increased 85% to $32.8 million as compared to $17.7 million for the quarter ended September 30, 1996. Revenues increased during the third quarter of 1997 as compared to the third quarter of 1996 primarily due to increased interest income and equity in net income of ICIFC and ICH. Interest income increased 70% to $29.6 million during the third quarter of 1997 as compared to $17.4 million during the third quarter of 1996 as total average Mortgage Assets increased 66% to $1.4 billion as compared to $841.6 million during the third quarter of 1996. Average Mortgage Assets are comprised of CMO collateral, mortgage loans held for investment, warehouse financing and securities available-for-sale. Interest income on CMO collateral and loans held for investment increased 102% to $16.2 million during the third quarter of 1997 as compared to $8.0 million during the same period of 1996 as average CMO collateral and mortgage loans held for investment increased 105% to $782.3 million as compared to $381.5 million, respectively. Average CMO collateral and loans held for investment increased as the Company issued CMO's totaling  $348.1  million  since  the end of the  third  quarter  of  1996.
     Interest income from warehouse financing increased 44% to $12.7 million during the third quarter of 1997 as compared to $8.8 million during the same period of 1996 as average finance receivables increased 33% to $567.5 million as compared to $425.9 million, respectively, primarily due to increased warehouse financing with ICIFC. The increase in ICIFC's borrowings with the Company were the result of increased loan acquisitions during the three months ended September 30, 1997 which increased 76% to $918.2 million as compared to $520.5 million during the third quarter of 1996. Loan acquisitions by ICIFC during the third quarter of 1997 includes $351.8 million of second trust deed mortgages purchased in bulk from one seller and $230.9 million of Progressive Express loans as compared to none and $1.9 million, respectively, of loans acquired during the third quarter of 1996. Additionally, interest income on investment securities available-for-sale increased 43% to $2.0 million during the third quarter of 1997 as compared to $1.4 million during the third quarter of 1996 as average investment securities available-for-sale increased 48% to $61.5 million as compared to $41.5 million, respectively. The increase in securities available-for-sale is primarily the result of the Company purchasing and retaining in portfolio mortgage-backed securities issued by ICIFC's REMIC securitizations.

      Revenues also increased as IMH's equity in net income of ICI Funding Corporation increased to $2.4 million during the third quarter of 1997 as compared to $101,000 for the third quarter of 1996 while IMH's equity in net income of ICH increased to $403,000 during the third quarter of 1997. ICIFC's earnings increased as ICIFC securitized or sold $481.6 million of mortgages during the third quarter of 1997 as compared to $307.3 million during the third quarter of 1996. The securitization and sale of mortgages during the third quarter of 1997 resulted in gains of $5.3 million, or 110 basis points, as compared to $1.6 million, or 52 basis points, during the same period of 1996. The increase in gain on sale of loans is the result of increased profits from whole loan sales and the securitization of loans funded under the Progressive Express program, which was introduced in September 1996. Progressive Express is a loan program with a one-page loan application that includes less paperwork for the borrower, express credit approval and attractive rates and terms. Additionally, revenues from loan servicing income increased to $1.1 million for the third quarter of 1997 as compared to $353,000 for the same period in 1996 as ICIFC's loan servicing portfolio increased to $2.4 billion at September 30, 1997 as compared to $1.2 billion at September 30, 1996. Equity in net income of IMH Commercial Holdings, Inc. increased to $403,000 during the third quarter of 1997 as compared to none during the third quarter of 1996 as ICH was formed in February of 1997.

      Expenses for the third quarter of 1997 increased 80% to $25.6 million as compared to $14.2 million for the third quarter of 1996 primarily due to increases in interest expense, management advisory fees and provision for loan losses. Interest expense increased 83% to $21.8 million during the third quarter of 1997 as compared to $11.9 million during the third quarter of 1996 as average borrowings, which includes CMO financing and reverse-repurchase and warehouse line agreements, increased 65% to $1.3 billion as compared to $787.3 million, respectively. These borrowings provide funding for CMO collateral, mortgage loans held for investment, warehouse financing and investment securities available-for-sale which increased during the third quarter of 1997 as compared to the third quarter of 1996 as previously discussed. Management advisory fees increased 51% to $1.5 million during the third quarter of 1997 as compared to $1.0 million during the third quarter of 1996 primarily due to increases in total Mortgage Assets and net income which are used in the calculation of the management advisory fee. Provision for loan losses increased 124% to $1.9 million during the third quarter of 1997 as compared to $835,000 during the third quarter of 1996 as loan receivables increased during the respective periods. Loan receivables include CMO collateral, mortgage loans held for sale and warehouse financing. The Company maintained an allowance for loan losses expressed as a percentage of loan receivables of 0.52% at September 30, 1997 as compared to 0.50% at December 31, 1996 and 0.53% at September 30, 1996. As the Company experiences increases in loan receivables and corresponding increases in delinquencies, the Company expects to continue to add to the allowance for loan losses. The Company maintains a policy of reducing the carrying amount on all foreclosed property to 70% of it's appraised value or brokers price opinion which resulted in gain on sale or disposition of real estate owned of $144,000 during the third quarter of 1997 as compared to none during the third quarter of 1996. The company reserves the right to modify this policy as market change and residual values increase on disposition of REO's There was no real estate owned which was sold or disposed during the third quarter of 1996. Other operating expenses, which includes professional services, general and administrative expense and personnel expense, increased 33% to $574,000 during the third quarter of 1997 as compared to $431,000 during the third quarter of 1996. However, as a percentage of total expense, other operating expenses decreased to 2.2% during the third quarter of 1997 as compared to 3.0% during the third quarter of 1996.

      Nine Months Ended September 30, 1997 as Compared to Nine Months Ended September 30, 1996

      Net income for the nine months ended September 30, 1997 increased 153% to $18.7 million, or $1.25 per share, as compared to $7.4 million, or $0.93 per share, for the nine months ended September 30, 1996. Earnings per share for both periods are stated after giving effect to the 3 for 2 stock split.

     Revenues for the nine months ended September 30, 1997 increased 83% to $83.5 million as compared to $45.7 million for the nine months ended
     September 30, 1996. Revenues increased during the nine months ended September 30, 1997 as compared to the same period of 1996 primarily due to increased interest income and equity in net income of ICIFC. Interest income increased 73% to $76.7 million during the nine months of 1997 as compared to $44.3 million during the same period of 1996 as total average Mortgage Assets increased 70% to $1.2 billion as compared to $705.0 million, respectively. Average Mortgage Assets are comprised of CMO collateral, mortgage loans held for investment, warehouse financing and securities available-for-sale. Interest income on CMO collateral and loans held for investment increased 187% to $39.2 million during the nine months of 1997 as compared to $13.7 million during the same period of 1996 as average CMO collateral and mortgage loans held for investment increased 222% to $752.2 million as compared to $233.9 million, respectively. Average CMO collateral and loans held for investment increased as the Company issued CMO's totaling $348.1 million since the end of the third quarter of 1996. Interest income from warehouse financing decreased 5% to $27.5 million during the nine months ended September 30, 1997 as compared to $28.9 million during the same period of 1996 as average finance receivables decreased 3% to $426.6 million as compared to $439.8 million, respectively, primarily due to decreased warehouse financing with ICIFC. The decrease in ICIFC's average borrowings with the Company were the result of increased whole loan sales to third parties and the Long-Term Investment Operations and REMIC securitizations which offset an increase of 54% to $1.8 billion of loan acquisitions during the nine months ended September 30, 1997 as compared to $1.2 billion during the same period of 1996. Loan acquisitions by ICIFC during the nine months ended September 30, 1997 includes $351.8 million of second trust deed mortgages purchased in bulk from one seller and $557.9 million of Progressive Express loans as compared to none and $1.9 million, respectively, of loans acquired during the same period of 1996. Additionally, interest income on investment securities available-for-sale increased 74% to $6.1 million during the nine months ended September 30, 1997 as compared to $3.5 million during the same period of 1996 as average investment securities available-for-sale increased 89% to $59.2 million as compared to $31.3 million, respectively. The increase in securities available-for-sale is primarily the result of the Company purchasing and retaining in portfolio mortgage-backed securities issued by ICIFC's REMIC securitizations.

      Revenues also increased as IMH's equity in net income of ICI Funding Corporation increased to $6.1 million during the nine months ended September 30, 1997 as compared to $718,000 for the same period of 1996. ICIFC's earnings increased as ICIFC securitized or sold $1.4 billion of mortgages during the nine months of 1997 as compared to $1.5 billion during the same period of 1996. The securitization and sale of mortgages during the nine months ended September 30, 1997 resulted in gains of $14.4 million, or 103 basis points, as compared $5.6 million, or 37 basis points, during the same period of 1996. The increase in gain on sale of loans is the result of increased profits from whole loan cash sales and the securitization of loans funded under the Progressive Express program, which was introduced in September 1996. Progressive Express is a loan program with a one-page loan application that includes less paperwork for the borrower, express credit approval and attractive rates and terms. Additionally, revenues from loan servicing income increased to $3.0 million for the nine months ended September 30, 1997 as compared to $622,000 for the same period in 1996 as ICIFC's loan servicing portfolio increased to $2.4 billion at September 30, 1997 as compared to $1.2 billion at September 30, 1996.

      Expenses for the nine months ended September 30, 1997 increased 69% to $64.8 million as compared to $38.3 million for the same period of 1996 primarily due to increases in interest expense, management advisory fees and provision for loan losses. Interest expense increased 75% to $54.8 million during the nine months of 1997 as compared to $31.4 million during the same period of 1996 as average borrowings, which includes CMO financing and reverse-repurchase and warehouse line agreements, increased 65% to $1.1 billion as compared to $668.5 million, respectively. These borrowings provide funding for CMO collateral, mortgage loans held for investment, warehouse financing and investment securities available-for-sale which increased during the nine months of 1997 as compared to the same period of 1996 as previously discussed. Management advisory fees increased 100% to $4.3 million during the nine months ended September 30, 1997 as compared to $2.2 million during the same period of 1996 primarily due to increases in total Mortgage Assets and net income which are used in the calculation of the management advisory fee. Provision for loan losses increased 13% to $4.3 million during the nine months of 1997 as compared to $3.7 million during the same period of 1996 as loan receivables increased during the respective periods. Loan receivables include CMO collateral, mortgage loans held for sale and warehouse financing. The Company maintained an allowance for loan losses expressed as a percentage of loan receivables of 0.52% at September 30, 1997 as compared to 0.51% at December 31, 1996 and 0.53% at September 30, 1996. As the Company experiences increases in loan receivables and corresponding increases in delinquencies, the Company expects to continue to add to the allowance for loan losses. The Company maintains a policy of reducing the carrying amount on all foreclosed property to 70% of it's appraised value or brokers price opinion which resulted in gain on sale or disposition of real estate owned of $120,000 during the nine months ended September 30, 1997 as compared to none during the same period of 1996. There was no real estate owned which was sold or disposed during the nine months ended September 30, 1996. Other operating expense, which includes professional services, general and administrative expense and personnel expense increased 51% to $1.5 million during the nine months ended September 30, 1997 as compared to $1.0 million during the same period of 1996. However, as a percentage of total expense, other operating expenses decreased to 2.3% during the nine months ended September 30, 1997 as compared to 2.6% during the same period of 1996.

      Liquidity and Capital Resources

      The Company's principal liquidity requirements result from mortgage loans and mortgage-backed and other collateralized securities acquired by the Long-Term Investment Operations, the Conduit Operations acquisition of mortgage loans held for sale and the funding of finance receivables by the Warehouse Lending Operations. The Long-Term Investment Operations is primarily funded by CMO financing, warehouse financing, reverse-repurchase borrowings on securities available-for-sale and proceeds from the issuance of common stock. The Warehouse Lending Operations is primarily funded by warehouse line agreements with major investment banking firms. The Conduit Operations is primarily funded by the securitization and sale of mortgage loans and mortgage-backed securities and by warehouse line agreements with the Warehouse Lending Operations.

      During the nine months ended September 30, 1997 and 1996, net cash (used in) or provided by operating activities was $(10.4) million and $5.5 million, respectively. Net cash flows were negatively affected during the first nine months of 1997 as compared to the first nine months of 1996 primarily as due from affiliates and other assets increased. Due from affiliates and other assets increased to $26.7 million and $5.1 million, respectively, during the nine months ended September 30, 1997 as compared $7.7 million and $453,000, respectively, during the same period of 1996. The increase in balances due from affiliates is attributable to an increase in balances due from ICIFC which increased to $26.7 million at September 30, 1997 as compared to none at December 31, 1996. Other assets increased primarily due to the Company's 50% investment in the purchase of a commercial building of $3.9 million during the third quarter of 1997.

      Net cash used in investing activities for the nine months ended September 30, 1997 and 1996 was $(276.1) million and $(177.1) million, respectively. Net cash flows were negatively affected during the first nine months of 1997 as compared to the first nine months of 1996 primarily due to increases in outstanding finance receivables, primarily with ICIFC, mortgage loans held for investment and contributions to fund ICH. Net cash flows were positively affected during the first nine months of 1997 as compared to the first nine months of 1996 from increases of mortgage-backed securities and loans held in trust as CMO collateral.

      Net cash provided by financing activities for the nine months ended September 30, 1997 and 1996 was $299.8 million and $174.4 million, respectively. Net cash flows were positively affected for the first nine months of 1997 as warehouse line agreements used to fund finance receivables, primarily to ICIFC, decreased. Cash flows were positively affected as the Company raised additional capital from the Company's stock offering, which closed in the third quarter of 1997, and from the Company's dividend reinvestment and stock purchase plan. Net cash flows were negatively affected during the first nine months of 1997 as compared to the first nine months of 1996 as CMO financing decreased and dividends paid increased.

      Warehouse Lending Operations

      At September 30, 1997, the Company had $645.1 million of CMO borrowings used to finance $694.4 million of CMO collateral held by the Long-Term Investment Operations. The Company uses CMO borrowings to finance substantially all of its mortgage loan investment portfolio as a means of eliminating certain risks associated with reverse repurchase agreements (such as the potential need for deposits of additional collateral) that are not present with CMO borrowings. Terms of the CMO borrowings require that the mortgages be held by an independent third party custodian, with the interest rate on the borrowings ranging from 22 basis points to 50 basis points over one-month LIBOR. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from the rating agencies. Total credit loss exposure to the Company is limited to the equity invested in the CMOs at any point in time.

      Terms of the Company's reverse repurchase agreements require that the mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the outstanding principal balance. The margins on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 90% to 98% of the fair market value of the collateral. The following represents the available warehouse line agreements (dollars in thousands):



                                       Commitment              Amount
Borrower   Lender                        Amount             Outstanding        Interest rate
-------------------------------------------------------------------------------------------------
IWLendor A                              100,000                16,424        Eurodollar + .75%
IWLendor B                              250,000                22,614       Libor + .65% - .95%
IWLendor C                              333,454               333,454           Libor + .75%
                                ============================================
  Total                       $         683,454               372,492
                                ============================================

      In August 1997, ICH agreed to provide to IMH a $15.0 million revolving line of credit expiring on August 8, 1998 at an interest rate to be determined at the time of each advance with interest and principal paid monthly. As of September 30, 1997, there was no balance outstanding on the line of credit.

      During the third quarter of 1997, the Company raised additional capital of $93.3 million, net of offering expenses, as 3.2 million shares of common stock were issued through a public stock offering and 401,944 were purchased under the Company's Dividend Reinvestment and Stock Purchase Plan. After giving effect to the 3 for 2 stock split, the additional shares of common stock issued through the public stock offering and the Company's Dividend Reinvestment and Stock Purchase Plan were 4.8 million and 602,916, respectively. Proceeds from the sale of securities were used for general corporate purposes including, without limitation, funding the Long-Term Investment Operations, the Conduit Operations and the Warehouse Lending Operations, repayment of maturing obligations, redemption of outstanding indebtedness, financing future acquisitions, capital expenditures and working capital.


      Conduit Operations

      On the date of the Contribution Transaction, ICIFC entered into a reverse repurchase agreement with the Warehouse Lending Operations for the purpose of providing ICIFC mortgage loan financing during the period that ICIFC accumulates mortgage loans and when the mortgage loans are securitized and sold. Additionally, in September 1997, ICIFC entered into warehouse line agreements with two investment banking firms to provide warehouse financing. The margins on the reverse repurchase agreements are based on the type of collateral used and generally range from 85% to 100% of the fair market value of the collateral. By securitizing and selling loans on a periodic and consistent basis, the reverse repurchase facility was sufficient to handle liquidity needs during the first nine months of 1997 and 1996. The following represents the available warehouse line agreements (dollars in thousands):

                                      Commitment               Amount
Borrower   Lender                       Amount              Outstanding         Interest rate
---------------------------------------------------------------------------------------------------

ICIWLG                       $          600,000               236,544               Prime
ICLendor A                              200,000               199,964        Libor + .75% - 1.25%
ICLendor B                              300,000               139,749            Libor + .75%
                               =============================================
  Total                      $         1,100,000              576,257
                               =============================================


      On June 24, 1997, the Company contributed $8.9 million in cash to ICIFC to repay borrowed funds to ICH and to increase liquidity on ICIFC's warehouse line with IWLG.

      On December 31, 1996, ICIFC purchased residual interests in securitizations from ICII. At September 30, 1997, the residual interests in securitizations total $37.4 million and are financed by a promissory note with ICII at an annual interest rate of 10%. The promissory note requires six monthly interest only payments of $246,180 beginning on July 1, 1997, and continuing on the same day of each succeeding month thereafter; followed by one hundred and eleven monthly installments of $408,974 each. As of September 30, 1997, the current principal balance of the promissory note was $28.9 million.

      In October 1997, ICH agreed to provide to ICIFC a $15.0 million revolving line of credit expiring on December 31, 1997 at an interest rate of Prime plus 1% with interest and principal paid monthly. As of October 31, 1997, there was $2.0 million outstanding on the line of credit.

                           PART II. OTHER INFORMATION


      ITEM 1 - 5:  NOT APPLICABLE.

      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

                       (a)  Exhibits

                      Exhibit 10.17. Revolving Credit and Term Loan Agreement, dated August 21, 1997, between the Registrant and IMH Commercial Holdings, Inc.


     Imperial Credit Mortgage Holdings, Inc., a Maryland corporation ("IMH"), and IMH Commercial Holdings, Inc. a Maryland corporation ("ICH") agree as follows:

     ARTICLE I
     AMOUNTS AND TERMS OF THE ADVANCES

     SECTION 1.01. The Advances. ICH agrees, on the terms and conditions hereinafter set forth, to make advances (the "Advances") to IMH from time to time during the period from the date hereof to and including August 8, 1997 (the "Termination Date") in an aggregate amount not to exceed at any time outstanding $15,000,000 (the "Commitment"). Each Advance shall be in an amount not less than $10,000. Within the limits of the Commitment, IMH may borrow and repay pursuant to Section 1.06 and reborrow under this
     Section 1.01.

     SECTION 1.02. Making the Advances. Each Advance shall be made on at least twenty-four hours notice from IMH to ICH specifying the date and amount thereof. Not later than 11:00 a.m. (Los Angeles time) on the date of such Advance and upon fulfillment of the applicable conditions set forth in
     Article II, ICH will make such Advance available to IMH in same day funds at IMH's address referred to in Section 6.02.

     SECTION 1.03. Interest and Repayment. IMH shall repay, and shall pay interest on, the aggregate unpaid principal amount of all Advances in accordance with an unsecured promissory note of IMH, in substantially the form of Exhibit A hereto (the "Note" and collectively with this Agreement, the "Loan Documents"), evidencing the indebtedness resulting from such Advances and delivered to ICH pursuant to Article II.

     SECTION 1.04. Optional Prepayments. IMH may prepay the Note in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, provided, that each partial prepayment shall be in a principal amount not less than $10,000 and, if made after the Termination Date, shall be applied to the principal installments of the Note in the inverse order of their maturities.


     SECTION 1.05. Payments and Computations. IMH shall make each payment under any Loan Document not later than 12:00 noon (Los Angeles time) on the day when due in lawful money of the United States of America to ICH at its address referred to in Section 6.02 in same day funds. All computations of interest under the Note and commitment fee hereunder shall be made by ICH on the basis of a year of 365 or 366 days, as the case may be, for the actual number of days (including the first day but excluding the last day) elapsed.

     SECTION 1.06. Payment on Non-Business Days. Whenever any payment to be made hereunder or under the Note shall be stated to be due on a Saturday, Sunday or a public or bank holiday or the equivalent for banks generally under the laws of the State of California (any other day being a "Business Day"), such payment may be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest or commitment fee, as the case may be.


     SECTION 1.07. Final Repayment. All advances made under this Commitment shall become due and payable in full with accrued interest, without demand by ICH, by not later than the Termination Date.

     ARTICLE II
     CONDITIONS OF LENDING

     SECTION 2.01. Additional Conditions Precedent to All Advances. The obligation of ICH to make each Advance (including the initial Advance) shall be subject to the further conditions precedent that on the date of such Advance (a) the following statements shall be true and ICH shall have received a certificate signed by a duly authorized officer of each Loan Party (as to each Loan Document to which it is a party), dated the date of such Advance, stating that:

     (i) The representations and warranties contained in Section 3.01 of this Agreement are correct on and as of the date of such Advance as though made on and as of such date, and

     (ii) No event has occurred and is continuing, or would result from such Advance, which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both.

     ARTICLE III
     REPRESENTATIONS AND WARRANTIES

     SECTION 3.01. Representations and Warranties of IMH. IMH represents and warrants as follows:

     (a) IMH is a corporation duly incorporated, validly existing and in good standing under the laws of Maryland.

     (b) The execution, delivery and performance by IMH of each Loan Document to which it is or will be a party are within IMH's corporate powers.

     (c) No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by IMH of any Loan Document to which it is or will be a party.

     (d) This Agreement is, and each other Loan Document to which IMH will be a party when delivered hereunder will be, legal, valid and binding obligations of IMH enforceable against IMH in accordance with their respective terms.

     (e) There is no pending or threatened action or proceeding affecting IMH or any of its subsidiaries before any court, governmental agency or arbitrator, which may materially adversely affect the financial condition or operations of IMH or any subsidiary.

     (f) IMH is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System), and no proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock.

     ARTICLE IV
     EVENTS OF DEFAULT

     SECTION 4.01. Events of Default. If any of the following events ("Events of Default") shall occur and be continuing:

     (a) Failure to Make Payments When Due. Failure of IMH to pay any principal, interest or other amount due under the Note when due, whether at stated maturity, by demand or otherwise; or

     (b) Breach of Covenants. Failure of IMH to perform or observe any other term, covenant or agreement on its part to be performed or observed pursuant to this Agreement or the Note; or

     (c) Breach of Representation or Warranty. Any representation or warranty made by IMH to ICH in connection with this Agreement or the Note shall prove to have been false in any material respect when made; or

     (d) Dissolution of IMH. Any order, judgment or decree shall be entered against IMH decreeing the dissolution or split-up of IMH; or

     (e) Suspension of Business; Liquidation. Suspension of the usual business activities of IMH or the complete or partial liquidation of IMH's business; or

     (f) Involuntary Bankruptcy, etc. (i) A court having jurisdiction in the premises shall enter a decree or order for relief in respect of IMH or any of its subsidiaries in an involuntary case under Title 11 of the United States Code entitled "Bankruptcy" (as now and hereinafter in effect, or any successor thereto, the "Bankruptcy Code") or any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, which decree or order is not stayed; or any other similar relief shall be granted under any applicable federal or state law; or (ii) an involuntary case shall be commenced against IMH or any of its subsidiaries under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect; or a decree or order of a court having jurisdiction in the premises for the appointment of a receiver, liquidator, sequestrator, trustee, custodian or other officer having similar powers over IMH or any of its subsidiaries or over all or a substantial part of its property shall have been entered; or the involuntary appointment of an interim receiver, trustee or other custodian of IMH or any of its subsidiaries for all or a substantial part of its property shall have occurred; or a warrant of attachment, execution or similar process shall have been issued against any substantial part of the property of IMH or any of its subsidiaries, and, in the case of any event described in this clause (ii), such event shall have continued for 60 days unless dismissed, bonded or discharged; or

     (g) Voluntary Bankruptcy, etc. An order for relief shall be entered with respect to IMH or any of its subsidiaries or IMH or any of its subsidiaries shall commence a voluntary case under the Bankruptcy Code or any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or shall consent to the entry of an order for relief in an involuntary case, or to the conversion of an involuntary case to a voluntary case, under any such law, or shall consent to the appointment of or taking possession by a receiver, trustee or other custodian for all or a substantial part of its property; or IMH or any of its subsidiaries shall make an assignment for the benefit of creditors; or IMH or any of its subsidiaries shall be unable or fail, or shall admit in writing its inability, to pay its debts as such debts become due; or the Board of Directors of IMH or any of its subsidiaries (or any committee thereof) shall adopt any resolution or otherwise authorize action to approve any of the foregoing;


     then, and in any such event, ICH may, by notice to IMH, (i) declare its obligation to make Advances to be terminated, whereupon the same shall forthwith terminate, and (ii) declare the Note, all interest thereon and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Note, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by IMH.

     ARTICLE V
     MISCELLANEOUS

     SECTION 5.01. Amendments, Etc. No amendment or waiver of any provision of this Agreement or the Note, nor consent to any departure by IMH therefrom, shall in any event be effective unless the same shall be in writing and signed by ICH and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

     SECTION 5.02. Notices, Etc. All notices and other communications provided for hereunder shall be in writing (including facsimile, electronic transmission and telegraphic communication) and mailed or telegraphed or delivered, if to IMH, at its address at 20371 Irvine Avenue, Santa Ana Heights, California 92707, Attention: Richard J. Johnson, Chief Financial Officer and if to ICH, at the same address, attention William S. Ashmore, President or, as to each party, at such other address as shall be designated by such party in a written notice to the other party. All such notices and communications shall, when mailed, be effective when deposited in the mails, respectively, addressed as aforesaid, except that notices to ICH pursuant to the provisions of Article I shall not be effective until received by ICH.

     SECTION 5.03. No Waiver; Remedies. No failure on the part of ICH to exercise, and no delay in exercising, any right under any Loan Document shall operate as a waiver thereof; nor shall any single or partial exercise of any right under any Loan Document preclude any other or further exercise thereof or the exercise of any other right. The remedies provided in the Loan Documents are cumulative and not exclusive of any remedies provided by law.

     SECTION 5.04. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles consistently applied, except as otherwise stated herein.

     SECTION 5.05. Costs, Expenses and Taxes. IMH agrees to pay on demand all costs and expenses in connection with the preparation, execution, delivery, filing, recording and administration of the Loan Documents and the other documents to be delivered under the Loan Documents, including, without limitation, the reasonable fees and out-of-pocket expenses of counsel for ICH, and local counsel who may be retained by said counsel, with respect thereto and with respect to advising ICH as to its rights and responsibilities under the Loan Documents, and all costs and expenses, if any (including reasonable counsel fees and expenses), in connection with the enforcement of the Loan Documents and the other documents to be delivered under the Loan Documents. In addition, IMH shall pay any and all stamp and other taxes and fees payable or determined to be payable in connection with the execution, delivery, filing and recording of the Loan Documents and the other documents to be delivered under the Loan Documents, and agrees to save ICH harmless from and against any and all liabilities with respect to or resulting from any delay in paying or omission to pay such taxes and fees.

     SECTION 5.06. Binding Effect; Governing Law. The Agreement shall be binding upon and inure to the benefit of IMH and ICH and their respective successors and assigns, except that IMH shall not have the right to assign its rights hereunder or any interest herein without the prior written consent of ICH. THIS AGREEMENT AND THE NOTE SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF CALIFORNIA, WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES, EXCEPT TO THE EXTENT THAT THE CODE PROVIDES THAT THE VALIDITY OR PERFECTION OF THE SECURITY INTEREST HEREUNDER, OR REMEDIES HEREUNDER, IN RESPECT OF ANY PARTICULAR COLLATERAL ARE GOVERNED BY THE LAWS OF A JURISDICTION OTHER THAN THE STATE OF CALIFORNIA. Unless otherwise defined herein or the Note, terms used in Articles 8 and 9 of the Uniform Commercial Code in the State of California are used herein as therein defined.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the 21st day of August 1997.


     IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.



     By: /s/ Richard J. Johnson
     Name: Richard J. Johnson
     Title: Chief Financial Officer



     IMH COMMERCIAL HOLDINGS, INC.



     By:   /s/ William S. Ashmore
     Name: William S. Ashmore
     Title: President

     EXHIBIT A

     IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.

     UNSECURED PROMISSORY NOTE

     $_____________                              Santa Ana Heights, California


     FOR VALUE RECEIVED, the undersigned, IMPERIAL CREDIT MORTGAGE HOLDINGS, INC., a Maryland corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of IMH COMMERCIAL HOLDINGS, INC.("ICH") the principal sum of __________________________Dollars ($_____________) or, if less, the aggregate unpaid principal amount of all Advances made by ICH to Borrower pursuant to the Credit Agreement (as hereinafter defined) outstanding on or before the Termination Date (as defined in the Credit Agreement), together with interest on any and all principal amounts remaining unpaid hereunder from time to time outstanding from the date hereof until said principal amounts are paid in full, payable during the term hereof and on the final day when said principal amounts become due and payable, at an interest rate per annum equal at all times to 10% per annum.

     Interest accruing under this Note shall be payable monthly at the first of each month. All advances made by ICH pursuant to the Credit Agreement shall be due and payable with accrued interest, without demand by ICH, by not later than the Termination Date.

     Both principal and interest are payable in lawful money of the United States of America to ICH at 20371 Irvine Avenue, Santa Ana Heights, California 92707, in same day funds. All Advances made by ICH to Borrower pursuant to the Credit Agreement and all payments made on account of principal hereof shall be recorded by ICH, and, prior to any transfer hereof, endorsed on the grid attached hereto which is part of this Promissory Note.

     This Promissory Note is the Note referred to in, and is entitled to the benefits of, the Revolving Credit and Term Loan Agreement dated as of August _____, 1997 (the "Credit Agreement") between Borrower and ICH referred to therein and entered into pursuant thereto. The Credit Agreement, among other things, contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

     IN WITNESS WHEREOF, Borrower has caused this Note to be executed and delivered by its duly authorized officer as of August ___, 1997.


     IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.


     By:__________________________
     Name: Richard J. Johnson
     Title:  Chief Financial Officer

     Dated: August ___, 1997



                      Exhibit 11.  Statement Regarding Computation of Earnings per Share


                     IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.
              Statement Regarding Computation of Earnings per share
                  (dollars in thousands, except per share data)

                                                                       For the Three Months        For the Three Months
                                                                     Ended September 30, 1997    Ended September 30, 1996
                                                                    ---------------------------  --------------------------

         Net income                                                   $                  7,194   $                   3,565
                                                                    ---------------------------  --------------------------

         Average number of shares outstanding(a)                                        15,621                      10,151

         Net effect of dilutive stock options-
         Based on treasury stock method using
         Average market price(a)                                                           215                         152

         Total average shares                                                           15,836                      10,303
                                                                    ---------------------------  --------------------------

         Net income per share                                         $                   0.45   $                    0.35
                                                                    ===========================  ==========================


                                                                       For the Nine Months          For the Nine Months
                                                                     Ended September 30, 1997    Ended September 30, 1996
                                                                    ---------------------------  --------------------------

            Net income                                                $                 18,733   $                   7,394
                                                                    ---------------------------  --------------------------

         Average number of shares outstanding(a)                                        14,738                       7,812

         Net effect of dilutive stock options-
         Based on treasury stock method using
         Average market price(a)                                                           209                         122

         Total average shares                                                           14,947                       7,934
                                                                    ---------------------------  --------------------------

         Net income per share                                         $                   1.25   $                    0.93
                                                                    ===========================  ==========================


      (a)  Adjusted for a 3 for 2 stock split payable on November 24, 1997 to stockholders of record on November 3, 1997.

            27 Financial Data Schedule

             Reports on Form 8-K:

             Current Report on Form 8-K for September 22, 1997 reporting Items 5 and 7.

             Current  Report on Form 8-K filed on August 8, 1997  reporting Item
5.

      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.


      By:  /s/ Richard J. Johnson
      Richard J. Johnson
      Senior Vice President
      and Chief Financial Officer

      Date:  November 14, 1997