Form 10-K
period 1997-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 1998-03-30
CIK 1000298

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
    OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO      .

                        COMMISSION FILE NUMBER: 0-19861

                         IMPAC MORTGAGE HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                            33-0675505
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER
               OR ORGANIZATION)                   IDENTIFICATION NO.)

             20371 IRVINE AVENUE                          92707
        SANTA ANA HEIGHTS, CALIFORNIA                  (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 556-0122

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NAME OF EACH EXCHANGE
                                               ON
           TITLE OF EACH CLASS          WHICH REGISTERED
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  AT MARCH 24, 1998, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $364.4 MILLION, BASED ON THE CLOSING SALES PRICE OF THE COMMON STOCK ON THE AMERICAN STOCK EXCHANGE. FOR PURPOSES OF THE CALCULATION ONLY, IN ADDITION TO AFFILIATED COMPANIES, ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT HAVE BEEN DEEMED AFFILIATES. THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 24, 1998 WAS 23,257,036.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                         IMPAC MORTGAGE HOLDINGS, INC.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I
Item 1.   Business..............................................................................   3
Item 2.   Properties............................................................................  26
Item 3.   Legal Proceedings.....................................................................  26
Item 4.   Submission of Matters to a Vote of Security Holders...................................  27
PART II
Item 5.   Market For Registrant's Common Equity and Related Stockholder Matters.................  28
Item 6.   Selected Consolidated Financial Data..................................................  29
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.  32
Item 8.   Financial Statements and Supplementary Data...........................................  42
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  91
PART III
Item 10.  Directors and Executive Officers of the Registrant....................................  92
Item 11.  Executive Compensation................................................................  95
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................ 101
Item 13.  Certain Relationships and Related Transactions........................................ 101
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................... 111

                                    PART I

ITEM 1. BUSINESS

  Unless the context otherwise requires, references herein to the "Company" refer to Impac Mortgage Holdings, Inc. ("IMH"), and its subsidiaries, IMH Assets Corporation ("IMH Assets"), Impac Warehouse Lending Group, Inc. ("IWLG"), IMH/ICH Dove St., LLC ("Dove"), and Impac Funding Corporation (together with its wholly-owned subsidiary, Impac Secured Assets Corp., "IFC"), collectively. References to IMH refer to Impac Mortgage Holdings, Inc. as a separate entity from IMH Assets, IWLG, Dove and IFC. The Company is a Maryland corporation formed on August 28, 1995.

GENERAL

  Impac Mortgage Holdings, Inc. is a specialty finance company which, together with its subsidiaries and related companies, operates three businesses: (1) the Long-Term Investment Operations, (2) the Conduit Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Conduit Operations purchases and sells or securitizes primarily non-conforming mortgage loans. The Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. These latter two businesses include certain ongoing operations contributed to the Company in 1995 by Imperial Credit Industries, Inc. ("ICII"), a leading specialty finance company (the "Contribution Transaction"), see "Item 13. Certain Relationships and Related Transactions--Relationships with ICII--The Contribution Transaction." IMH is organized as a real estate investment trust ("REIT") for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level.

LONG-TERM INVESTMENT OPERATIONS

  The Long-Term Investment Operations, conducted by IMH, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Non-conforming mortgage loans are residential mortgages that do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). Such loans generally provide higher yields than conforming loans. The principal differences between conforming loans and non-conforming loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the type of properties securing the mortgage loans, the loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are higher yielding mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes

  IFC supports the investment objectives of the Long-Term Investment Operations by supplying all of the mortgage loans and a portion of the mortgage-backed securities held by IMH. Income is earned principally from the net interest income received by IMH on mortgage loans and mortgage-backed and other collateralized securities acquired and held in its portfolio. Such acquisitions are financed with a portion of the Company's capital, as well as borrowings provided from Collateralized Mortgage Obligations ("CMO") borrowings and reverse repurchase agreements. At December 31, 1997, the Company's mortgage loan and securities investment portfolio consisted of $794.9 million of mortgage loans held in trust as collateral for CMOs, $257.7 million of mortgage loans held for investment, and $67.0 million of mortgage-backed or other collateralized securities. For the year ended December 31, 1997, the Long-Term Investment Operations acquired $877.1 million of mortgage loans from IFC as well as $12.6 million of securities created by IFC through the issuance of Real Estate Mortgage Investment Conduits ("REMICs"). Also, IMH, through trusts in which IMH Assets (a wholly-owned, specialty purpose entity through which IMH conducts its CMO borrowings) holds residual interests, issued $521.7 million in CMOs.

  The following table summarizes average earning assets, average borrowings and weighted average yield of the Long-Term Investment Operations and Warehouse Lending Operations for the periods shown:

                         FOR THE YEAR ENDED DECEMBER 31, 1997   FOR THE YEAR ENDED DECEMBER 31, 1996
                         -------------------------------------  --------------------------------------
                           AVERAGE    WEIGHTED    PERCENTAGE     AVERAGE    WEIGHTED      PERCENTAGE
                           BALANCE   AVG YIELD   OF PORTFOLIO    BALANCE    AVG YIELD    OF PORTFOLIO
                         ----------- ----------  -------------  ---------- -----------  --------------
                                                   (DOLLARS IN THOUSANDS)
       ASSET TYPE
Money market and
 passbook account....... $    10,058       5.42%          0.76% $   12,820        4.98%           1.66%
Investment securities
 available-for-sale.....      64,936      13.16           4.93      39,725       12.88            5.15
Mortgage loans held for
 investment and CMO
 collateral.............     809,046       7.73          61.39     307,894        7.23           39.93
Finance receivables.....     433,894       8.59          32.92     410,657        8.67           53.26
                         -----------             -------------  ----------              --------------
  Total Interest Bearing
   Assets............... $ 1,317,934       8.31%        100.00% $  771,096        8.25%         100.00%
                         ===========             =============  ==========              ==============
     BORROWING TYPE
CMO borrowings.......... $   586,463       6.25%         49.06% $  270,827        6.13%          38.42%
Reverse repurchase
 agreements.............     609,017       6.52          50.94     434,087        6.34           61.58
                         -----------             -------------  ----------              --------------
  Total Interest Bearing
   Liabilities.......... $ 1,195,480       6.41%        100.00% $  704,914        6.26%         100.00%
                         ===========             =============  ==========              ==============
    Net Interest Spread.                   1.90%                                  1.99%

 Mortgage Loans Held in the Portfolio

  The Company originates loans through its network of conduit sellers and invests a substantial portion of its portfolio in non-conforming mortgage loans and, to a lesser extent, second mortgage loans. The Company also purchases such loans from third parties for long-term investment and for resale. Management believes that non-conforming mortgage loans provide an attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. A portion of the investment portfolio of the Long-Term Investment Operations consists of "A-," "B," "C," and "D" grade mortgage loans, collectively ("B/C Loans"). The Company believes that a structural change in the mortgage banking industry has occurred which has increased demand for higher yielding non-conforming mortgage loans. This change has been caused by a number of factors, including: (1) investors' demand for higher-yielding assets due to historically low interest rates over the past few years; (2) increased securitization of high-yielding non-conforming mortgage loans by the investment banking industry; (3) quantification and development of standardized credit criteria by credit rating agencies for securities backed by non-conforming mortgage loans; (4) increased competition in the securitization industry, which has reduced borrower interest rates and fees, thereby making non-conforming mortgage loans more affordable; and (5) the end of the refinance "boom" of 1992 and 1993, which has caused many mortgage banks, attempting to sustain origination volume, to seek out non-conforming mortgage loan borrowers.

 Investments in Mortgage-Backed and Other Collateralized Securities

  The Company also acquires mortgage-backed securities and other collateralized securities generated through its own securitization efforts as well as those generated by third parties. In connection with the issuance of mortgage-backed securities by IFC in the form of REMICs, IMH has in the past and may in the future retain senior or subordinated securities as regular interests on a short-term or long-term basis. In connection with IFC's REMIC securitizations of $878.0 million during the year ended December 31, 1997, IMH purchased

$12.6 million of securities as regular interests. At December 31, 1997, such regular interests included $431,000 of "principal-only" and $8.1 million of "interest-only" securities. Such securities or investments may subject the Company to credit, interest rate and/or prepayment risks.

  At December 31, 1997, the Company's investment securities available-for-sale included $47.4 million of subordinated securities collateralized by mortgages and $4.8 million of subordinated securities collateralized by other loans. The majority of such securities were rated "B" to "BBB." In general, subordinated classes of a particular series of securities bear all losses prior to the related senior classes. Losses in excess of expected losses at the time such securities are purchased would adversely affect the Company's yield on such securities and, in extreme circumstances, could result in the failure of the Company to recoup its initial investment.

  It is the Company's general policy not to acquire REMIC or CMO residuals other than residual interests for which the Company owns all of the outstanding interests in the REMIC or the CMO or which result from a securitization transaction by the Conduit Operations. See "--Conduit Operations--Securitization and Sale Process." However, on December 31, 1996, the Company purchased eight residual interests in securitizations from ICII for $46.9 million. In March 1997, the Company sold one of the residual interests in securitizations to Impac Commercial Holdings, Inc. ("ICH"), an affiliate of the Company, for $10.1 million. In December 1997, the Company sold the remaining seven residual interests in securitizations to ICII as part of the Company's termination of its Management Agreement. See "Item 13. Certain Relationships and Related Transactions--Relationships with the Manager."

 Financing

  The Long-Term Investment Operations are principally financed through the issuance of CMOs and borrowings under reverse repurchase agreements.

  Collateralized Mortgage Obligations. The following table sets forth CMOs issued by the Company, CMOs outstanding as of December 31, 1997, and certain interest rate information:

                                                                                   INTEREST
                                                            INTEREST    INTEREST     RATE
                                                              RATE        RATE      MARGIN
                                                           MARGIN OVER   MARGIN     AFTER
ISSUE                            ISSUANCE        CMOS       ONE-MONTH  ADJUSTMENT ADJUSTMENT
DATE         ISSUANCE NAME        AMOUNT      OUTSTANDING     LIBOR       DATE       DATE
-----        -------------     ------------- ------------- ----------- ---------- ----------
                               (IN MILLIONS) (IN MILLIONS)
4/22/96   Fund America
          Investors Trust V...   $  296.3       $151.9           0.50%   6/2003        1.00%
8/27/96   Imperial CMB
          Trust Series 1996-1.      259.8        128.0           0.32%  10/2003        1.32%
                                 --------       ------
                                    556.1        279.9
                                 --------       ------
5/22/97   Imperial CMB
          Trust Series 1997-1.      348.0        288.2           0.22%   7/2004        0.44%
12/10/97  Imperial CMB
          Trust Series 1997-2.      173.7        173.0      0.26-1.30%   1/2005   0.52-2.60%
                                 --------       ------
                                    521.7        461.2
                                 --------       ------
          Accrued Interest....        --           0.8
                                 --------       ------
                                 $1,077.8       $741.9
                                 ========       ======

  The Company issues CMOs secured by mortgage loans as a means of financing a portion of its Long-Term Investment Operations. The decision to issue CMOs is based on the Company's current and future investment needs, market conditions and other factors. For accounting and tax purposes, the mortgage loans financed through the issuance of CMOs are treated as assets of the Company, and the CMOs are treated as debt of the Company, when for accounting purposes the CMO qualifies as a financing arrangement under Statement of Financial

Accounting Standards No. 125 ("FAS 125"). Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt, and any investment income on such collateral. The Long-Term Investment Operations earns the net interest spread between the interest income on the mortgage loans securing the CMOs and the interest and other expenses associated with the CMO financing. The net interest spread may be directly impacted by the levels of prepayment of the underlying mortgage loans and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates.

  When the Company issues CMOs for financing purposes, it seeks an investment grade rating for such CMOs by a nationally recognized rating agency. To secure such a rating, it is often necessary to pledge collateral in excess of the principal amount of the CMOs to be issued, or to obtain other forms of credit enhancements such as additional mortgage loan insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided and the interest rates paid thereon, the geographic concentration of the mortgaged property securing the collateral, and other criteria established by the rating agency. The pledge of additional collateral reduces the capacity of the Company to raise additional funds through short-term secured borrowings or additional CMOs, and diminishes the potential expansion of its investment portfolio. As a result, the Company's objective is to pledge additional collateral for CMOs only in the amount required to obtain an investment grade rating for the CMOs by a nationally recognized rating agency. Total loss exposure to the Company is limited to the equity invested in the CMOs at any point in time.

  The Company believes that under prevailing market conditions an issuance of CMOs receiving other than an investment grade rating would require payment of an excessive yield to attract investors. No assurance can be given that the Company will achieve the ratings it plans to seek for the CMOs. The CMOs typically are structured as one month London interbank offered rate ("LIBOR") "floaters" with interest payable monthly. However, in January 1998, the Company issued its first fixed-rate CMO. Interest rates on the CMO range from 6.65% to 7.25% depending on the class of the CMOs with interest payable monthly. The CMOs are guaranteed for the holders thereof by a mortgage loan insurer, giving the CMOs the highest rating established by a nationally recognized rating agency. At December 31, 1997, the underlying principal balance of mortgages supporting CMO borrowings of $741.9 million represented approximately $732.0 million of six-month and 2-year LIBOR adjustable rate mortgage loans with varying grade quality and approximately $30.9 million of second mortgage loans. Such mortgage balances are exclusive of net premiums.

  Reverse Repurchase Agreements. The Company has uncommitted financing facilities, which may be withdrawn at any time, with two investment banks at interest rates that are consistent with its financing objectives, as described herein. For a discussion of the terms of the Company's reverse repurchase facilities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which the Company effectively pledges its mortgage loans and mortgage securities as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the reverse repurchase agreement, the Company is required to repay the loan and correspondingly receives back its collateral. Under reverse repurchase agreements, the Company retains the instruments of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. Upon a payment default under such agreements, the lending party may liquidate the collateral. The Company's borrowing agreements require the Company to pledge cash, additional mortgage loans or additional securities backed by mortgage loans in the event the market value of existing collateral declines. To the extent that cash reserves are insufficient to cover such deficiencies in collateral, the Company may be required to sell assets to reduce its borrowings.

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

  To reduce its exposure to the credit risk of reverse repurchase agreement lenders, the Company enters into such agreements with several different parties and follows its own credit exposure procedures. The Company monitors the financial condition of its reverse repurchase agreement lenders on a regular basis, including the percentage of mortgage loans that are the subject of reverse repurchase agreements with a single lender. Notwithstanding these measures, no assurance can be given that the Company will be able to avoid such third-party risks.

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

  The holders of mortgage pass-through certificates receive their pro rata share of the principal payments made on a pool of mortgage loans and interest at a pass-through interest rate that is fixed at the time of offering. The Company may retain up to a 100% undivided interest in a significant number of the pools of mortgage loans underlying such pass-through certificates. The retained interest, if any, may also be subordinated so that, in the event of a loss, payments to certificate holders will be made before the Company receives its payments. Unlike the issuance of CMOs, the issuance of mortgage pass-through certificates will not create an obligation of the Company to security holders in the event of a borrower default. However, as in the case of CMOs, the Company may be required to obtain various forms of credit enhancements in order to obtain an investment grade rating for issues of mortgage pass-through certificates by a nationally recognized rating agency.

CONDUIT OPERATIONS

  The Conduit Operations, conducted by IFC, purchases primarily non-conforming mortgage loans and, to a lesser extent, second mortgage loans, from its network of third party correspondents and subsequently securitizes or sells such loans to permanent investors, including the Long-Term Investment Operations. Prior to the Contribution Transaction, IFC was a division or subsidiary of ICII since 1990. IMH owns 99% of the economic interest in IFC, while Joseph R. Tomkinson, Chief Executive Officer of IMH and IFC, William S. Ashmore, President of IMH and IFC, and Richard J. Johnson, Chief Financial Officer of IMH and IFC, are the holders of all the outstanding voting stock of, and 1% of the economic interest in, IFC.

  IFC's ability to design non-conforming mortgage loans which suit the needs of its correspondent loan originators and their borrowers while providing sufficient credit quality to investors, as well as its efficient loan purchasing process, flexible purchase commitment options and competitive pricing, enable it to compete effectively with other non-conforming mortgage loan conduits. In addition to earnings generated from ongoing securitizations and sales to third-party investors, IFC supports the Long-Term Investment Operations of the Company by supplying IMH with non-conforming mortgage loans and securities backed by such loans. For the year ended December 31, 1997, IFC acquired $2.6 billion of mortgage loans and sold or securitized $2.2 billion of mortgage loans.

  As a non-conforming mortgage loan conduit, IFC acts as an intermediary between the originators of mortgage loans that do not currently meet the guidelines for purchase by government-sponsored entities (i.e., FNMA and FHLMC) that guarantee mortgage-backed securities and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. IFC also acts as a bulk purchaser of primarily non-conforming mortgage loans. The Company believes that non-conforming mortgage loans provide an attractive net earnings profile, producing higher yields without commensurately higher credit risks when compared to mortgage loans that qualify for purchase by FNMA or FHLMC. In addition, based on the Company's experience in the mortgage banking industry and in the mortgage conduit business, the Company believes it provides mortgage loan sellers with an expanded and competitively priced array of non-conforming and B/C Loan products, timely purchasing of loans, mandatory, best efforts and optional rate-lock commitments, and flexible master commitments. See "--Purchase Commitment Process and Pricing."

  As of December 31, 1997, IFC maintained relationships with 135 correspondents. Correspondents originate and close mortgage loans under IFC's mortgage loan programs on a flow (loan-by-loan) basis or through bulk sale commitments. Correspondents include savings and loan associations, commercial banks, mortgage bankers and mortgage brokers. During the years ended December 31, 1997 and 1996, the period from November 20, 1995 through December 31, 1995 (the "Interim Period"), and the years ended December 31, 1995 and 1994, IFC acquired from its correspondents, including ICII after the Contribution Transaction, $2.6 billion, $1.5 billion, $547.2 million, $1.1 billion and $1.7 billion, respectively, of mortgage loans. All non-conforming loans purchased by IFC are made available for sale to IMH at fair market value at the date of sale and subsequent transfer to IMH.

 Marketing and Production

  Marketing Strategy. The Company's competitive strategy is, in part, to be a low-cost national acquirer, through its national correspondent network, of mortgage loans to be held for investment, sold in the secondary market as whole loans or securitized as mortgage-backed securities. A key feature of this approach is the use of a large national network of correspondent originators, which enables the Company to shift the high fixed costs of interfacing with the homeowner to the correspondents. The marketing strategy for the Conduit Operations is designed to accomplish three objectives: (1) attract a geographically diverse group of both large and small correspondent loan originators, (2) establish relationships with such correspondents and facilitate their ability to offer a variety of loan products designed by IFC, and (3) purchase the loans and securitize or sell them in the secondary market or to IMH. In order to accomplish these objectives, IFC designs and offers loan products that are attractive to potential non-conforming borrowers as well as to end-investors in non-conforming mortgage loans and mortgage-backed securities.

  IFC has historically emphasized and continues to emphasize flexibility in its mortgage loan product mix as part of its strategy to attract correspondents and establish relationships. IFC also maintains relationships with numerous end-investors so that it may develop products that they may be interested in as market conditions change, which in turn may be offered through the correspondent network. As a consequence, IFC is less dependent on acquiring conforming mortgage loans than many mortgage bankers and has, in the past, both as a division or subsidiary of ICII and as a subsidiary of IMH, acquired significant volumes of non-conforming loans.

  In July 1996, IFC developed an additional series to the Progressive ExpressTM Program (the "Progressive Express Program"). The concept of the Progressive Express Program is to underwrite the loan focusing on the borrowers Fair Issac Credit Score ("FICO"), ability and willingness to repay the mortgage loan obligation, and assess the adequacy of the mortgage property as collateral for the loan. The FICO score was developed by Fair, Issac Co., Inc. of San Rafael, California. It is an electronic evaluation of past and present credit accounts on the borrower's credit bureau report. This includes all reported accounts as well as public records and inquiries. The

Progressive Express Program offers six levels of mortgage loan programs. The Progressive Express Program has a minimum FICO score that must be met by each of the borrowers and does not allow for any exceptions to the FICO score requirement. The FICO score requirement is as follows: Progressive Express I-- 681 & above, Progressive Express II--680-621, Progressive Express III--620-601, Progressive Express IV--600-581, Progressive Express V--580-551, and Progressive Express VI--550-500. Each Progressive Express program has different FICO score requirements, credit criteria, reserve requirements and loan-to-value ratio restrictions. Progressive Express I is designed for credit history and income requirements typical of "A+" credit borrowers. In the event a borrower does not fit the Progressive Express I criteria, the borrower's mortgage loan is placed into either Progressive Express II, III, IV, V, or VI, depending on which series' mortgage loan parameters meets the borrower's unique credit profile.

  In response to the needs of its non-conforming mortgage loan correspondents, and as part of its strategy to facilitate the sale of its loans through the Conduit Operations, IFC's marketing strategy offers efficient response time in the purchase process, direct and frequent contact with its correspondents through a trained sales force, and flexible commitment programs. Finally, due to the price sensitivity of most home buyers, IFC is competitive in pricing its products in order to attract sufficient numbers of borrowers.

  Mortgage Loans Acquired. A majority of mortgage loans purchased through the Conduit Operations are non-conforming mortgage loans. Currently, the maximum principal balance for a conforming loan is $227,400. Loans that exceed such maximum principal balance are referred to as "jumbo loans." Non-conforming mortgage loans generally consist of jumbo loans or other loans that are originated in accordance with underwriting or product guidelines that differ from those applied by FNMA and FHLMC. Such non-conforming loans may involve greater risk as a result of such different underwriting and product guidelines. A portion of the mortgage loans purchased through the Conduit Operations are B/C Loans, as described below, which may entail greater credit risks than other non-conforming loans. For the year ended December 31, 1997, B/C Loans, as defined by the Company, accounted for 28.1% of IFC's total loan acquisitions. In addition, during that period, IFC's acquisitions included 0.1% of "D" quality loans, as defined by the Company. IFC generally does not acquire mortgage loans with principal balances above $750,000 for "A" quality loans, and $500,000 for B/C Loans.

  Non-conforming loans purchased by IFC pursuant to its underwriting programs typically differ from those purchased pursuant to the guidelines established by FNMA and FHLMC primarily with respect to loan-to-value ratios, borrower income or credit history, required documentation, interest rates, borrower occupancy of the mortgaged property, and/or property types. To the extent that these programs reflect underwriting standards different from those of FNMA and FHLMC, the performance of loans made thereunder may reflect higher delinquency rates and/or credit losses. The Company believes that the non-conforming mortgage loans acquired by IFC produce higher yields without commensurately higher credit risk when compared to conforming mortgage loans.

  IFC's focus on the acquisition of non-conforming mortgage loans may affect the Company's financial performance. For example, the purchase market of non-conforming loans has typically provided for higher interest rates in order to compensate for the lower liquidity of such loans, thereby potentially enhancing the interest income earned by the Company during the accumulation phase for loans held for sale and during the holding period for loans held for investment. In addition, due to the lower level of liquidity in the non-conforming loan market, the Company may realize higher returns upon securitization of such loans than would be realized upon securitization of conforming loans. On the other hand, such lower levels of liquidity may from time to time cause the Company to hold such loans or other mortgage-related assets supported by such loans. In addition, by retaining for investment either the loans or other mortgage-related assets supported by such loans, the Company assumes the potential risk of any increased delinquency rates and/or credit losses as well as interest rate risk.

  Mortgage loans acquired by IFC are generally secured by first liens and, to a lesser extent, second liens on single (one-to-four) family residential properties with either fixed or adjustable interest rates. During the year ended December 31, 1997, fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs") accounted for 74.4% and 25.6%, respectively, of mortgage loans acquired by IFC. Fixed-rate mortgage loans have a constant interest rate over the life of the loan, which is generally 15 or 30 years. The interest rate on an ARM is typically tied to an index (such as LIBOR or the one year constant maturity Treasury index ("CMT Index")) and is adjustable periodically at various intervals. Such mortgage loans are typically subject to lifetime interest rate caps and periodic interest rate and/or payment caps. The interest rates on ARMs are typically lower than the average comparable fixed rate loan initially, but may be higher than average comparable fixed rate loans over the life of the loan. Substantially all mortgage loans purchased by IFC will fully amortize over their remaining terms. Currently, IFC purchases (1) fixed rate mortgage loans that have original terms to maturity ranging from 10 to 30 years, (2) ARM mortgage loans that adjust based on LIBOR or the CMT Index, and (3) 2-year and 3-year fixed-rate mortgage loans that adjust to six-month ARMs approximately two to three years following origination at an interest rate based upon a defined index plus a spread. IFC may from time to time purchase mortgage loans with other interest rate and maturity characteristics.

  Purchase of 125% LTV Mortgage Loans from Preferred Credit Corporation. In July 1997, IFC began purchasing loans on a bulk basis from Preferred Credit Corporation ("Preferred") pursuant to a mortgage loan purchase agreement (the "Preferred Purchase Agreement"). During 1997, IFC purchased $576.1 million of mortgage loans from Preferred. These loans consist of second mortgage loans to qualified borrowers who satisfy Preferred's underwriting criteria based on income, credit scores and other factors, but also who have limited access to traditional mortgage-related financing generally because of a lack of equity in their homes. The loans are typically closed-end (usually 15 years), fixed rate, fully amortizing loans secured by a first or second lien on the borrower's primary residence, and are typically used by consumers to pay-off credit card and other unsecured indebtedness. Although Preferred seeks to lend to borrowers with high credit worthiness, almost all of Preferred's loans are made in excess of the value of the underlying collateral available to secure such loan. IFC reviews all loans purchased from Preferred under IFC prepared guidelines, including a regulatory compliance audit, and may reject any loans that do not meet IFC's guidelines. IFC intends to sell or securitize all loans purchased from Preferred, although there can be no assurance of its ability to do so.

  In January 1997, the California Department of Real Estate suspended the license of Preferred and its top executive officers for 60 days for mishandling trust funds, failing to supervise employees and other offenses which occurred in 1995. These suspensions were stayed upon payment of a $3,000 fine. In July 1997, the California Department of Corporations (the "DOC") filed a lawsuit against Preferred and its top two executive officers alleging, among other things, that (1) Preferred was delaying loan closings in violation of California's licensing laws; (2) as a result of the delayed loan closings, Preferred was accruing interest on loans prior to the borrower's receipt of the loan funds; and (3) Preferred had changed dates on the refund checks and on internal loan reports to create an appearance that refund checks had been mailed prior to the actual mailing date. Preferred reached a settlement with the DOC on July 3, 1997, without admitting any liability or wrongdoing. The settlement generally provides for the following: (1) Preferred is obligated to complete any refunds not already made to borrowers and agreed to the appointment of a third party to verify the accuracy of the refunds (prior to completion of the settlement, Preferred had made refunds of approximately $1.4 million); (2) Preferred is forming an internal audit department and implementing new operating procedures to prevent the reoccurrence of any funding delays in the future; (3) Preferred's President/Chief Operating Officer, Walter Villaume, resigned and agreed to be barred from employment, management or control of any California residential mortgage lender; and (4) Preferred agreed to pay a fine of $1.0 million. Pursuant to the Preferred Purchase Agreement, Preferred has made certain representations and warranties concerning such loans to IFC, agreed to repurchase any loan materially and adversely affected by a breach thereof and agreed to further hold the Company harmless in connection therewith.

  As of December 31, 1997, $218.9 million in principal balance of mortgage loans purchased from Preferred have been sold by the Company. IFC currently intends to securitize the remaining mortgage loans purchased from Preferred. In connection with the issuance of mortgage-backed securities by IFC, such securities have been, and are expected, to be non-recourse to IFC, except in the case of a breach of standard representations and warranties made by IFC when the mortgage loans are securitized. See "--Securitization and Sale Process."

  A summary of IFC's mortgage loan acquisitions by type of loan, excluding net premiums, is shown below:

                                                YEAR ENDED        YEAR ENDED
                                             DECEMBER 31, 1997 DECEMBER 31, 1996
                                             ----------------- -----------------
                                                    (DOLLARS IN MILLIONS,
                                                EXCEPT FOR AVERAGE LOAN SIZE)
Non-conforming Loans:
  Volume of loans...........................     $ 2,495.9         $1,424.4
  Percentage of total volume................          99.8%            94.6%
Conforming Loans:
  Volume of loans...........................     $     4.1         $   82.0
  Percentage of total volume................           0.2%             5.4%
                                                 ---------         --------
                                                 $ 2,500.0         $1,506.4
                                                 =========         ========
Fixed Rate Loans:
  Volume of loans...........................     $ 1,860.3         $  484.2
  Percentage of total volume................          74.4%            32.1%
Adjustable Rate Loans:
  Volume of loans...........................     $   639.7         $1,022.2
  Percentage of total volume................          25.6%            67.9%
                                                 ---------         --------
                                                 $ 2,500.0         $1,506.4
                                                 =========         ========
Average Loan Size...........................     $  85,625         $128,239

  The credit quality of the loans purchased by IFC varies depending upon the specific program under which such loans are purchased. For example, a principal credit risk inherent in adjustable-rate mortgage loans is the potential "payment shock" experienced by the borrower as rates rise, which could result in increased delinquencies and credit losses. In the case of negative amortization mortgage loans, a portion of the interest due accrues to the underlying principal balance of the loan, thereby increasing the loan-to-value ratio of the mortgage loans. As a general rule, mortgage loans with higher loan-to-value ratios are vulnerable to higher delinquency rates given the borrower's lower equity investment in the underlying property. Limited documentation mortgage loans, by contrast, must meet lower loan-to-value ratios and more rigorous criteria for borrower credit quality in order to compensate for the reduced level of lender review with respect to the borrower's earnings history and capacity.

  IFC's loan purchase activities have and are expected in the future to continue to focus on those regions of the country where higher volumes of non-conforming mortgage loans are originated. The highest concentration of non-conforming mortgage loans purchased by IFC relates to properties located in California because of generally higher property values and mortgage loan balances. In addition, of the $2.6 billion in loans acquired during the year ended December 31, 1997, $1.6 billion (or 62.5%) were acquired from IFC's top ten sellers. During the year ended December 31, 1997, Preferred and Weyerhauser Mortgage Corporation accounted for 22.4%, or $576.1 million, and 11.9%, or $304.7 million, respectively, of the mortgage loans acquired by IFC. No other sellers accounted for more than 10% of the total mortgage loans acquired by IFC during the year ended December 31, 1997. No seller other than Walsh Securities, Inc. ("WSI") and ICII are affiliates of the Company, see "Item 13. Certain Relationships and Related Transactions."

  The following table sets forth the geographic distribution of IFC's mortgage loan acquisitions, excluding net premiums:

                                             YEAR ENDED          YEAR ENDED
                                          DECEMBER 31, 1997   DECEMBER 31, 1996
                                         ------------------- -------------------
                                          DOLLAR  PERCENTAGE  DOLLAR  PERCENTAGE
                                          AMOUNT   OF TOTAL   AMOUNT   OF TOTAL
                                         -------- ---------- -------- ----------
                                                  (DOLLARS IN MILLIONS)
California.............................. $  803.7    32.1%   $  699.4    46.4%
Florida.................................    266.5    10.7       157.7    10.5
New Jersey..............................    157.9     6.3       123.3     8.2
New York................................    129.6     5.2        59.6     4.0
Washington..............................     80.8     3.2        46.7     3.1
Nevada..................................     60.2     2.4        28.9     1.9
Texas...................................     57.4     2.3        21.5     1.4
Georgia.................................     56.5     2.3        19.3     1.3
Maryland................................     54.2     2.2        23.0     1.5
Illinois................................     50.9     2.0        32.1     2.1
Arizona.................................     47.6     1.9        18.7     1.2
Michigan................................     46.8     1.9         4.2      .3
Colorado................................     45.3     1.8        26.8     1.8
Connecticut.............................     43.2     1.7        10.1      .7
Virginia................................     39.9     1.6        19.2     1.3
North Carolina..........................     39.7     1.6        20.9     1.4
Ohio....................................     38.3     1.5        10.0      .7
Massachusetts...........................     36.5     1.5        28.2     1.9
Oregon..................................     33.9     1.4        29.8     2.0
Minnesota...............................     33.2     1.3         3.1      .2
Utah....................................     32.7     1.3        28.7     1.9
Indiana.................................     30.9     1.2         5.2      .4
Oklahoma................................     28.4     1.1         1.1      .1
Missouri................................     25.2     1.0         2.7      .2
Other...................................    260.7    10.5        86.2     5.5
                                         --------   -----    --------   -----
                                         $2,500.0   100.0%   $1,506.4   100.0%
                                         ========   =====    ========   =====

  To date, a portion of the loans purchased by IFC comprise B/C Loans, as defined by the Company. For the year ended December 31, 1997, such loans accounted for 28.1% of IFC's total loan acquisitions. In general, B/C Loans are residential mortgage loans made to borrowers with lower credit ratings than borrowers of higher quality, or so called "A" grade mortgage loans, and are normally subject to higher rates of loss and delinquency than other non-conforming loans purchased by IFC. As a result, B/C Loans normally bear a higher rate of interest, and are typically subject to higher fees (including greater prepayment fees and late payment penalties), than non-conforming loans of "A" quality. In general, greater emphasis is placed upon the value of the mortgaged property and, consequently, the quality of appraisals thereof, and less upon the credit history of the borrower in underwriting B/C Loans than in underwriting "A" grade loans. In addition, B/C Loans are generally subject to lower loan-to-value ratios than "A" grade loans. Under IFC's B/C Loan program, underwriting authority is delegated only to correspondents who meet those strict underwriting guidelines established by IFC, see "--Underwriting and Quality Control."

  IFC generally purchases its loans on a "servicing-released" basis, particularly in the case of Sub-Prime Loans due to its belief that control over the servicing and collection functions with respect to such loans is important to the realization of a satisfactory return thereon. To the extent IFC finances the acquisition of such loans with its warehouse line with IWLG, IFC pledges such loans and the related servicing rights to IWLG as collateral. As a result, IWLG has an absolute right to control the servicing of such loans (including the right to collect payments on the underlying mortgage loans) and to foreclose upon the underlying real property in the case of default. Typically, IWLG delegates its right to service the mortgage loans securing the warehouse line to IFC. In connection therewith, IFC has contracted with third-party sub-servicers to perform the function of servicing for IFC. IFC believes that the selection of third-party sub-servicers is more effective than establishing a servicing department within the Company. However, part of IFC's responsibility is to continually monitor the performance of the sub-servicers through monthly performance reviews and regular site visits. Depending on these sub-servicer reviews, the Company may in the future form a separate collection group to assist the sub-servicer in the servicing of these loans, see "--Servicing and Master Servicing."

  In connection with the securitization of B/C Loans, the levels of subordination required as credit enhancement for the more senior classes of securities issued in connection therewith are higher than those with respect to its "A" grade non-conforming loans. Similarly, in connection with the securitization of mortgage loans secured by second liens, the levels of subordination required as credit enhancement for the more senior classes of securities issued in connection therewith are higher than those with respect to its mortgage loans secured by first liens. Thus, to the extent that the Company retains any of the subordinated securities created in connection with such securitizations and losses with respect to such pools of B/C Loans or mortgage loans secured by second liens are higher than expected, the Company's future earnings could be adversely affected.

  Seller Eligibility Requirements. The mortgage loans acquired by the Conduit Operations are originated by various sellers, including savings and loan associations, banks, mortgage bankers and other mortgage brokers. Sellers are required to meet certain regulatory, financial, insurance and performance requirements established by IFC before they are eligible to participate in its mortgage loan purchase program, and must submit to periodic reviews by IFC to ensure continued compliance with these requirements. IFC's current criteria for seller participation generally includes a minimum tangible net worth requirement of $300,000 in its non-delegated program, $500,000 when restricting loan amounts to $300,000 conforming limits, $1.5 million in its fully delegated program, as described below, approval as a FNMA or FHLMC Seller/Servicer in good standing, a HUD-approved mortgagee in good standing or a financial institution that is insured by the FDIC or comparable federal or state agency, and that the seller is examined by a federal or state authority. In addition, sellers are required to have comprehensive loan origination quality control procedures. In connection with its qualification, each seller enters into an agreement that generally provides for recourse by IFC against the seller in the event of a breach of representations or warranties made by the seller with respect to mortgage loans sold to IFC, any fraud or misrepresentation during the mortgage loan origination process, and upon early payment default on such loans. As of December 31, 1997, 93 sellers had been approved by IFC as being eligible to participate in the Conduit Operations.

 Purchase Commitment Process and Pricing

  Master Commitments. As part of its marketing strategy, IFC has established mortgage loan purchase commitments ("Master Commitments") with sellers that, subject to certain conditions, entitle the seller to sell and obligate IFC to purchase a specified dollar amount of non-conforming mortgage loans over a period generally ranging from six months to one year. The terms of each Master Commitment specify whether a seller may sell loans to IFC on a mandatory, best efforts or optional rate-lock basis, or a combination thereof. Master Commitments do not generally obligate IFC to purchase loans at a specific price, but rather provide the seller with a future outlet for the sale of its originated loans based on IFC's quoted prices at the time of purchase. Master Commitments specify the types of mortgage loans the seller is entitled to sell to IFC and generally range from $2 million to $50 million in aggregate committed principal amount. The provisions of IFC's Seller/Servicer Guide are incorporated in each of the Conduit Operations' Master Commitments and may be modified by negotiations between the parties. In addition, there are individualized Master Commitment options available to sellers, which include alternative pricing structures or specialized loan products. In order to obtain a Master Commitment, a seller may be asked to pay a non-refundable up-front or non-delivery fee, or both, to the Company. As of December 31, 1997, IFC had outstanding Master Commitments with 77 sellers to purchase mortgage loans in the aggregate principal amount of $1.3 billion over periods generally ranging from six months to one year, of which $714.6 million had been purchased or committed to be purchased pursuant to rate-locks (as defined below).

  Sellers who have entered into the aforementioned Master Commitments may sell mortgage loans to the Conduit Operations by executing individual, bulk or other rate-locks (each, a "rate-lock"). Each rate-lock, in conjunction with the related Master Commitment, specifies the terms of the related sale, including the quantity and price of the mortgage loans or the formula by which the price will be determined, the rate-lock type and the delivery requirements. Historically, the up-front fee paid by a seller to IFC to obtain a Master Commitment on a mandatory delivery basis is often refunded pro rata as the seller delivers loans pursuant to rate-locks. Any remaining fee after the Master Commitment expires is retained by the Conduit Operations.

  Following the issuance of a specific rate-lock, IFC is subject to the risk of interest rate fluctuations and enters into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgage loans or mortgage-backed securities, interest rate caps, floors and swaps, mandatory forward sales, mandatory or optional sales of futures, and other financial futures transactions. The nature and quantity of hedging transactions are determined by the management of IFC based on various factors, including market conditions and the expected volume of mortgage loan purchases.

  Deferred hedging gains and losses are presented on IFC's balance sheet in other assets. These deferred amounts are recognized upon the sale or securitization of the related mortgage loans. As of December 31, 1997 IFC had $5.1 million of deferred hedging losses included in other assets.

  Bulk and Other Rate-Locks. IFC also acquires mortgage loans from sellers that are not purchased pursuant to Master Commitments. These purchases may be made on a bulk or individual rate-lock basis. Bulk rate-locks obligate the seller to sell and IFC to purchase a specific group of loans, generally ranging from $1 million to $125 million in aggregate committed principal amount, at set prices on specific dates. Bulk rate-locks enable IFC to acquire substantial quantities of loans on a more immediate basis. The specific pricing, delivery and program requirements of these purchases are determined by negotiation between the parties but are generally in accordance with the provisions of IFC's Seller/Servicer Guide. Due to the active presence of investment banks and other substantial investors in this area, bulk pricing is extremely competitive. Loans are also purchased from individual sellers (typically smaller originators of mortgage loans) who do not wish to sell pursuant to either a Master Commitment or bulk rate-lock. The terms of these individual purchases are based primarily on IFC's Seller/Servicer Guide and standard pricing provisions, and are offered on a mandatory basis.

  Mandatory, Best-Efforts and Optional Rate-Locks. Mandatory rate-locks require the seller to deliver a specified quantity of loans to IFC over a specified period of time regardless of whether the loans are actually originated by the seller or whether circumstances beyond the seller's control prevent delivery. IFC is required to purchase all loans covered by the rate-lock at prices established at the time of rate-lock. If the seller is unable to deliver the specified loans, it may instead deliver comparable loans approved by IFC within the specified delivery time. Failure to deliver the specified mortgage loans or acceptable substitute loans under a mandatory rate-lock obligates the seller to pay IFC a penalty, and, if IFC's mortgage loan yield requirements have declined, the present value of the difference in yield IFC would have obtained on the mortgage loans that the seller agreed to deliver and the yield available on similar mortgage loans subject to mandatory rate-lock issued at the time of such failure to deliver. In contrast, mortgage loans sold on a best-efforts basis must be delivered to IFC only if they are actually originated by the seller. The best-efforts rate-lock provides sellers with an effective way to sell loans during the origination process without any penalty for failure to deliver. Optional rate-locks give the seller the option to deliver mortgage loans to IFC at a fixed price on a future date and requires the payment of up-front fees to IFC. Any up-front fees paid in connection with best efforts and optional rate-locks are retained by IFC whether or not the loans are delivered.

  Pricing. IFC sets purchase prices at least once every business day for mortgage loans it acquires for its Conduit Operations based on prevailing market conditions. Different prices are established for the various types of loans, rate-lock periods and types of rate-locks (mandatory, best-efforts or optional). IFC's standard pricing is based on the anticipated price it receives upon sale or securitization of the loans, the anticipated interest spread realized during the accumulation period, the targeted profit margin and the anticipated issuance, credit enhancement, and ongoing administrative costs associated with such sale or securitization. The credit enhancement cost component of IFC's pricing is established for individual mortgage loans or pools of mortgage loans based upon the characteristics of such loans or loan pools. As the characteristics of the loans or loan pools vary, this cost component is correspondingly adjusted upward or downward to reflect the variation. IFC's adjustments are reviewed periodically by management to reflect changes in the costs of credit enhancement. Adjustments to IFC's standard pricing may also be negotiated on an individual basis under Master Commitments or bulk or individual rate-locks with sellers. See "-- Securitization and Sale Process."

 Underwriting and Quality Control

  Purchase Guidelines. IFC has developed comprehensive purchase guidelines for the acquisition of mortgage loans by the Conduit Operations. Subject to certain exceptions, each loan purchased must conform to the loan eligibility requirements specified in IFC's Seller/Servicer Guide with respect to, among other things, loan amount, type of property, loan-to-value ratio, type and amount of insurance, credit history of the borrower, income ratio, source of funds, appraisal, and loan documentation. IFC also performs a legal documentation review prior to the purchase of any mortgage loan. IFC either delegates the underwriting function to its correspondents or performs the function itself. Additionally, for mortgage loans that are underwritten by contract underwriters (as explained below), IFC does not perform a full underwriting review prior to purchase, but instead relies on the credit review and analysis performed by the contract underwriter, as well as its own pre-purchase eligibility process to ensure that the loan meets the program acceptance guidelines and a post-purchase quality control review.

  Underwriting Methods. IFC has established a delegated underwriting program, which is similar in concept to the delegated underwriting programs established by FNMA and FHLMC. Under this program, qualified sellers are required to underwrite loans in compliance with IFC's underwriting guidelines as set forth in IFC's Seller/Servicer Guide or an individual Master Commitment. In order to determine a sellers eligibility to perform under its delegated underwriting program, an internal loan committee review is undertaken by IFC. In connection with its approval, the seller must represent and warrant to IFC that all mortgage loans sold to IFC will comply with IFC's underwriting guidelines. The current financial, historical loan quality and other criteria for seller participation in this program generally include a minimum net worth requirement and verification of the seller's good standing with FNMA and FHLMC. As of December 31, 1997, 93 sellers had qualified by IFC for participation in the delegated underwriting program.

  The underwriting program consists of three separate subprograms. IFC's principal delegated underwriting subprogram is a fully delegated program designed for loan sellers that meet higher financial and performance criteria than those applicable to sellers generally. Generally, qualifying sellers have tangible net worth of at least $1.5 million and are granted delegated underwriting authority to a maximum loan amount of $500,000 for all mortgage products under this subprogram. The second subprogram is a delegated program pursuant to which sellers have tangible net worth of $500,000 to $1.5 million and are granted delegated underwriting authority to a maximum loan amount of $300,000. The third program is for sellers with tangible net worth of $300,000 to $500,000 in which sellers are under IFC's non-delegated underwriting program.

  Mortgage loans acquired under IFC's non-delegated underwriting program are either fully underwritten by IFC's underwriting staff or involve the use of contract underwriters. IFC has contracted with several national mortgage insurance firms that conduct contract underwriting for mortgage loan acquisitions by IFC. Under these contracts, IFC relies on the credit review and analysis of the contract underwriter, as well as its own pre-purchase eligibility review to ensure that the loan meets program acceptance, its own follow-up quality control procedures, and the representations and warranties of the contract underwriter.

  Loans that are not acquired under either delegated or contract underwriter methods are fully underwritten by IFC's underwriting staff. In such cases, IFC performs a full credit review and analysis to ensure compliance with its loan eligibility requirements. This review specifically includes, among other things, an analysis of the underlying property and associated appraisal, and an examination of the credit, employment and income history of the borrower. Under all of these methods, loans are purchased only after completion of a legal documentation and eligibility criteria review.

  Although the delegated underwriting program could be deemed to present inherently greater risks due to the lower level of individual loan review, the Company believes that this risk is mitigated by the higher net worth requirements applicable to loan sellers eligible for the delegated underwriting program and IFC's eligibility control prior to purchase, thereby enhancing the financial support for the representations and warranties made by such sellers. IFC also relies on such sellers' experience and demonstrated performance with the government-sponsored entities referred to above with respect to the delegated underwriting program.

  Under all of IFC's underwriting methods, loan documentation requirements for verifying the borrowers' income and assets vary according to loan-to-value ratios and other factors. This variation is necessary to be competitive and responsive to the needs of the non-conforming mortgage loan sellers. Generally, as the standards for required documentation are lowered, borrowers' down payment requirements are increased and the required loan-to-value ratios are decreased. These types of loans with less documentation are reviewed on a risk analysis underwriting basis, similar to the underwriting analysis utilized by mortgage insurance companies. Reduced documentation loans require the borrower to have a stronger credit history and larger cash reserves to show a savings pattern history, and the appraisal of the property is validated by either an enhanced desk or field review. Within the underwriting philosophy of the IFC guidelines, the underwriters utilize a risk analysis approach to determine the borrower's ability and willingness to repay the debt and to determine if the property taken as security has sufficient value to recover the debt in the event that the loan defaults. Each loan is reviewed for compensating factors (i.e., credit reports, sufficient assets, appraisal, job stability, savings pattern), and overall compensating factors are reviewed to fully analyze the risk. Full documentation is requested if it is the judgment of the underwriter that the compensating factors are insufficient for loan approval.

  Quality Control. Ongoing quality control reviews are conducted by IFC to ensure that the mortgage loans purchased meet its quality standards. The type and extent of the quality control review depend on the nature of the seller and the characteristics of the loans. Loans acquired under the delegated underwriting program are reviewed in accordance with the quality control procedures described above. IFC reviews on a post-purchase basis a portion of all loans submitted with delegated underwriting to determine that the loans were purchased in compliance with the guidelines set forth by IFC. IFC reviews a higher portion of certain categories of mortgage loans, such as loans with reduced documentation, loans with higher loan-to-value ratios (above 80%) and cash-out refinances. In performing a quality control review on a loan, IFC analyzes the underlying property appraisal and examines the credit and income history of the borrower. In addition, all documents submitted in connection with the purchase of the loans, including insurance policies, title policies, deeds of trust or mortgages, and promissory notes, are examined for compliance with IFC's guidelines and to ensure compliance to state and federal regulations.

 Securitization and Sale Process

  General. The Conduit Operations primarily utilizes warehouse lines of credit and equity to finance the acquisition of mortgage loans from correspondents. When a sufficient volume of mortgage loans with similar characteristics has been accumulated, generally $100 million to $350 million, IFC will securitize them through the issuance of mortgage-backed securities in the form of REMICs or resell them as bulk whole loan sales. The period between the time IFC commits to purchase a mortgage loan and the time it sells or securitizes such mortgage loan generally ranges from 10 to 90 days, depending on certain factors including the length of the purchase commitment period, the loan volume by product type and the securitization process.

  Any decision by IFC to issue REMICs or to sell the loans in bulk is influenced by a variety of factors. REMIC transactions are generally accounted for as sales of the mortgage loans and can eliminate or minimize any long-term residual investment in such loans. REMIC securities consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominantly senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the mortgage loans (including, in some instances, reinvestment income) over the amounts required to be distributed to the regular interests. In some cases, the regular interests may be structured so that there is no significant residual cash flow, thereby allowing IFC to sell its entire interest in the mortgage loans. As a result, in some cases, all of the capital originally invested in the mortgage loans by the Company is redeployed in the Conduit Operations.

  As part of its operations, IFC may retain regular and residual interests on a short-term or long-term basis. During the year ended December 31, 1997, IFC issued $878.0 million in REMIC securities backed by $896.0 million in principal balance of mortgage loans. The following table sets forth REMIC securities issued by the Conduit Operations:

                                                                     ISSUANCE
           ISSUE DATE                      ISSUANCE NAME              AMOUNT
           ----------                      -------------           -------------
                                                                   (IN MILLIONS)
February 28, 1996............... Bear Stearns 1996-1                 $  171.9
June 28, 1996................... Bear Stearns 1996-3                    213.0
September 30, 1996.............. Bear Stearns 1996-4                    261.0
December 20, 1996............... Bear Stearns 1996-9                    189.3
                                                                     --------
                                                                        835.2
                                                                     --------
March 21, 1997.................. ICIFC Secured Assets Corp. 1997-1      275.4
June 24, 1997................... ICIFC Secured Assets Corp. 1997-2      285.0
September 24, 1997.............. ICIFC Secured Assets Corp. 1997-3      317.6
                                                                     --------
                                                                        878.0
                                                                     --------
                                                                     $1,713.2
                                                                     ========

  Credit Enhancement. REMICs created by the Conduit Operations are structured so that one or more of the classes of such securities are rated investment grade by at least one nationally recognized rating agency. In contrast to Agency Certificates (pass-through certificates guaranteed by FNMA, FHLMC or
GNMA) in which the principal and interest payments are guaranteed by the U.S. government or an agency thereof, securities created by the Conduit Operations do not benefit from any such guarantee. The ratings for the Conduit Operations' REMICs are based upon the perceived credit risk by the applicable rating agency of the underlying mortgage loans, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on mortgage loans as required by law or a bankruptcy court.

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

  Each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series, and the recourse of investors is limited to such assets and any associated credit enhancement features, such as senior/subordinated structures. To the extent the Company holds subordinated securities, the Company generally bears all losses prior to the related senior security holders. Generally, any losses in excess of the credit enhancement obtained are borne by the security holders. Except in the case of a breach of the standard representations and warranties made by the Company when mortgage loans are securitized, such securities are non-recourse to the Company. Typically, the Company has recourse to the sellers of loans for any such breaches, but there are no assurances of the sellers' abilities to honor their respective obligations.

  Ratings of mortgage-backed securities are based primarily upon the characteristics of the pool of underlying mortgage loans and associated credit enhancement. A decline in the credit quality of such pools (including delinquencies and/or credit losses above initial expectations), or of any third-party credit enhancer, or adverse developments in general economic trends affecting real estate values or the mortgage industry, could result in downgrades of such ratings.

WAREHOUSE LENDING OPERATIONS

  The Warehouse Lending Operations, conducted by IWLG, provides warehouse and repurchase financing to affiliated companies and to approved mortgage banks, most of which are correspondents of IFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors. Such operations primarily consist of warehouse lending to affiliated companies, to approved mortgage banks acting as correspondents of IFC and to other mortgage banks. Generally, the non-conforming mortgage loans funded with such warehouse lines of credit are acquired by IFC. IWLG's warehouse lines are non-recourse and IWLG can only look to the sale or liquidation of the mortgage loans as a source of repayment. Any claim of IWLG as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Borrowings under the warehouse facilities are presented on the Company's balance sheets as finance receivables.

  IWLG provides a $1.1 billion warehouse line to IFC. IFC's outstanding warehouse line balance on IWLG's balance sheet are structured to qualify under REIT asset tests and to generate income qualifying under the 75% gross income test. The terms of affiliated warehouse lines are based on Bank of America's prime rate with advance rates between 90% and 98% of the fair value of the mortgage loans outstanding. The terms of IWLG's other warehouse lines of credit, including the amount, are determined based upon the financial strength, historical performance and other qualifications of the borrower.

  At December 31, 1997, IWLG had $1.2 billion of warehouse lines of credit available to 21 borrowers, of which $533.1 million was outstanding thereunder, including $454.8 million outstanding to IFC, $8.5 million to Impac Commercial Capital Corporation ("ICCC"), ICH's conduit operations, and $11.0 million to WSI. IWLG finances its Warehouse Lending Operations through reverse repurchase agreements and equity. At December 31, 1997, IWLG had entered into uncommitted reverse repurchase facilities with two investment banks to provide financing as needed.

HEDGING

  The Company conducts certain hedging activities in connection with both its Long-Term Investment Operations and its Conduit Operations.

  Long-Term Investment Operations. To the extent consistent with IMH's election to qualify as a REIT, the Company follows a hedging program intended to protect against interest rate changes and to enable the Company to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, the Company's hedging program is formulated with the intent to offset the potential adverse effects resulting from (1) interest rate adjustment limitations on its mortgage loans and securities backed by mortgage loans, and (2) the differences between the interest rate adjustment indices and interest rate adjustment periods of its adjustable rate mortgage loans and mortgage-backed securities secured by such loans and related borrowings. As part of its hedging program, the Company also monitors on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments.

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

  The Company may from time-to-time purchase interest rate caps to limit or partially offset adverse changes in interest rates associated with its borrowings. In a typical interest rate cap agreement, the cap purchaser makes an initial lump sum cash payment to the cap seller in exchange for the seller's promise to make cash payments to the purchaser on fixed dates during the contract term if prevailing interest rates exceed the rate specified in the contract. In this way, the Company generally hedges as much of the interest rate risk arising from lifetime rate caps on its mortgage loans and from periodic rate and/or payment caps as the Company determines is in the best interest of the Company, given the cost of such hedging transactions and the need to maintain IMH's status as a REIT. Such periodic caps on the Company's mortgage loans may also be hedged by the purchase of mortgage derivative securities. Mortgage derivative securities can be effective hedging instruments in certain situations as the value and yields of some of these instruments tend to increase as interest rates rise and tend to decrease in value and yields as interest rates decline, while the experience for others is the converse. The Company intends to limit its purchases of mortgage derivative securities to investments that qualify as Qualified REIT Assets or Qualified Hedges so that income from such investments will constitute qualifying income for purposes of the 95% and 75% gross income tests. To a lesser extent, the Company, through its Conduit Operations, may enter into interest rate swap agreements, buy and sell financial futures contracts and options on financial futures contracts and trade forward contracts as a hedge against future interest rate changes; however, the Company will not invest in these instruments unless the Company is exempt from the registration requirements of the Commodity Exchange Act or otherwise comply with the provisions of that Act. The REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), may restrict the Company's ability to purchase certain instruments and may severely restrict the Company's ability to employ other strategies. In all its hedging transactions, the Company intends to deal only with counterparties that the Company believes are sound credit risks. During the years ended December 31, 1997 and 1996, the Company had not purchased any interest rate caps or interest rate swaps.

  Conduit Operations. In conducting its Conduit Operations, IFC is subject to the risk of rising mortgage interest rates between the time it commits to purchase mortgage loans at a fixed price and the time it sells or securitizes those mortgage loans. To mitigate this risk, IFC enters into transactions designed to hedge interest rate risks, which may include mandatory and optional forward selling of mortgage loans or mortgage-backed securities, interest rate caps, floors and swaps, and buying and selling of futures and options on futures. The nature and quantity of these hedging transactions are determined by the management of IFC based on various factors, including market conditions and the expected volume of mortgage loan purchases.

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

SERVICING AND MASTER SERVICING

  IFC currently acquires substantially all of its mortgage loans on a "servicing-released" basis and thereby acquires the servicing rights. IFC subcontracts all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Company's guidelines. Servicing fees generally range from 0.25% to 0.65% per annum on the declining principal balances of the loans serviced.

  The following table sets forth certain information regarding IFC's servicing portfolio of loans for the periods shown:

                                                YEAR ENDED        YEAR ENDED
                                             DECEMBER 31, 1997 DECEMBER 31, 1996
                                             ----------------- -----------------
                                                    (DOLLARS IN MILLIONS,
                                                  EXCEPT AVERAGE LOAN SIZE)
Beginning servicing portfolio..............      $1,550.1          $  512.1
Loans added to the servicing portfolio.....       2,500.0           1,506.4
Loans sold servicing released and principal
 paydowns (1)..............................      (1,021.5)           (468.4)
                                                 --------          --------
Ending servicing portfolio.................      $3,028.6          $1,550.1
                                                 ========          ========
Number of loans serviced...................        28,494            11,996
Average loan size..........................      $106,287          $129,220

--------
(1) Includes normal principal amortization and prepayments.

  In the future, IFC expects to offer its sellers of mortgage loans the right to retain servicing. However, in connection with its warehouse line from IWLG, any such servicers of the mortgage loans would have to be approved by IWLG. In the case of servicing retained mortgage loans, the Company will enter into agreements (the "Servicing Agreements") with the sellers of mortgage loans to service the mortgage loans they sell to the Company. Each Servicing Agreement will require the servicer to service the Company's mortgage loans in a manner generally consistent with FNMA and FHLMC guidelines and procedures and with any servicing guidelines promulgated by the Company. Each servicer will collect and remit principal and interest payments, administer mortgage escrow accounts, submit and pursue insurance claims, and initiate and supervise foreclosure proceedings on the mortgage loans so serviced. Each servicer will also provide accounting and reporting services required by the Company for such loans. The servicer will be required to follow such collection procedures as are customary in the industry. The servicer may, at its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies, provided primary mortgage insurance coverage is not adversely affected. Each Servicing Agreement will provide that the servicer may not assign any of its obligations with respect to the mortgage loans serviced for the Company, except with the Company's consent.

  Each servicer will be required to pay all expenses related to the performance of its duties under its Servicing Agreement. The servicer will be required to make advances of principal and interest, taxes and required insurance premiums that are not collected from borrowers with respect to any mortgage loan, only if the servicer determines that such advances are recoverable from the mortgagor, insurance proceeds or other sources with respect to such mortgage loan. If such advances are made, the servicer generally will be reimbursed prior to the Company receiving the remaining proceeds. The servicer also will be entitled to reimbursement by the Company for expenses incurred by it in connection with the liquidation of defaulted mortgage loans and in connection with the restoration of mortgaged property. If claims are not made or paid under applicable insurance policies, or if coverage thereunder has ceased, the Company suffers a loss to the extent that the proceeds from liquidation of the mortgaged property, after reimbursement of the servicer's expenses in the sale, are less than the principal balance of the related mortgage loan. The servicer will be responsible to the Company for any loss suffered as a result of the servicer's failure to make and pursue timely claims or as a result of actions taken or omissions made by the servicer which cause the policies to be canceled by the insurer. Each servicer will be required to represent and warrant that the mortgage loans it services comply with any loan servicing guidelines promulgated by the Company and agree to repurchase, at the request of the Company, any mortgage loan it services in the event that the servicer fails to make such representations or warranties or any such representation or warranty is untrue.

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

  The Company expects from time to time to retain master servicing fees receivable. Master servicing fees receivable have characteristics similar to "interest-only" securities; accordingly, they have many of the same risks inherent in "interest-only" securities, including the risk that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. Master servicing fees receivable represent the present value of the difference between the interest rate on mortgage loans purchased by the Conduit Operations and the interest rate received by investors who purchase the securities backed by such loans, in excess of the normal loan servicing fees charged by either (1) the Conduit Operations on loans acquired "servicing released" or (2) correspondents who sold loans to the Conduit Operations with the "servicing retained" (the "Excess Servicing Fees"). At December 31, 1997 and 1996, the Company had no master servicing fees receivable.

  To the extent that servicing fees on a mortgage loan exceed a "normal" servicing fee (typically ranging from 0.25% to 0.65% per annum of the mortgage loan principal amount), the Conduit Operations will generate master servicing fees receivable as an asset that represents an estimated present value of those excess fees assuming a certain prepayment rate on the mortgage loan. In determining present value of future cash flows, the Conduit Operations will use a market discount rate. Prepayment assumptions will be based on recent evaluations of the actual prepayments of the Conduit Operations' servicing portfolio or on market prepayment rates on new portfolios on which the Conduit Operations has no experience and the interest rate environment at the time the master servicing fees receivable are created. There can be no assurance of the accuracy of management's prepayment estimates. If actual prepayments with respect to sold mortgage loans occur more quickly than was projected at the time such mortgage loans were sold, the carrying value of the master servicing fees receivable may have to be written down through a charge to earnings in the period of adjustment. If actual prepayments with respect to sold mortgage loans occur more slowly than estimated, the carrying value of master servicing fees receivable on the Company's statement of financial condition would not increase, although total income would exceed previously estimated amounts.

  Management of the Company believes that, depending upon the level of interest rates from time to time, investments in current coupon master servicing fees receivable may be prudent, and if interest rates rise, these investments will mitigate declines in income that may occur in the Conduit Operations. IFC intends to hold the master servicing fees receivable for investment. Currently the secondary market for master servicing fees receivable is limited. Accordingly, if IFC had to sell these receivables, the value received may or may not be at or above the values at which IFC carried them on its balance sheet.

  When the Conduit Operations purchases loans which include the associated servicing rights, the allocated price paid for the servicing rights is reflected on its financial statements as Mortgage Servicing Rights
("MSRs"). MSRs differ from master servicing fees receivable primarily by the required amount of servicing to be performed, the loss exposure to the owner of the instrument, and the financial liquidity of the instrument. In contrast to MSRs, where the owner of the instrument acts as the servicer, master servicing fees receivable do not require the owner of the instrument to service the underlying mortgage loan. In addition, master servicing fees receivable subject their owners to greater loss exposure from delinquencies or foreclosure on the underlying mortgage loans than MSRs because a master servicer stands behind the servicer (or sub-servicer) and potentially the owner of the mortgage loan in priority of payment. Both MSRs and master servicing fees receivable are purchased and sold in the secondary markets. However, MSRs are generally more liquid and can be sold at less of a discount as compared to master servicing fees receivable. At December 31, 1997 and 1996, IFC had $15.6 million and $8.8 million, respectively, of MSRs.

  IFC generally performs the function of master servicer with respect to mortgage loans it sells or securitizes. The master servicer's function includes collecting loan payments from servicers of loans and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or loans master serviced. In addition, as master servicer, IFC monitors compliance with its servicing guidelines and is required to perform, or to contract with a third party to perform, all obligations not adequately performed by any servicer. A master servicer typically employs servicers to carry out servicing functions. Servicers typically perform servicing functions for the master servicer as independent contractors. As of December 31, 1997, IFC is the master servicer for $1.5 billion of fixed-rate loans collateralizing REMIC securities and $738.5 million of primarily adjustable-rate loans collateralizing CMOs. In addition, IFC acts as the servicer for all such loans and all other loans acquired by the Long-Term Investment Operations. With respect to its function as a servicer for loans owned by IMH, IFC and IMH have entered into a Servicing Agreement effective on November 20, 1995 having terms substantially similar to those described above for servicing agreements.

  The following table sets forth delinquency statistics for IFC's servicing portfolio for the periods shown:

                                               AT DECEMBER 31,  AT DECEMBER 31,
                                                     1997             1996
                                               ---------------- ----------------
                                               NUMBER   % OF    NUMBER   % OF
                                                 OF   SERVICING   OF   SERVICING
                                               LOANS  PORTFOLIO LOANS  PORTFOLIO
                                               ------ --------- ------ ---------
Loans delinquent for:
  30-59 days.................................. 1,167    4.10%    587     4.89%
  60-89 days..................................   282    0.99     118     0.98
  90 days.....................................    69    0.24       3     0.03
                                               -----    ----     ---     ----
                                               1,518    5.33     708     5.90
Foreclosures pending..........................   378    1.33     180     1.50
Bankruptcies pending..........................   140    0.49      55     0.46
                                               -----    ----     ---     ----
    Total delinquencies, foreclosures and
     bankruptcies............................. 2,036    7.15%    943     7.86%
                                               =====    ====     ===     ====

  During periods of declining interest rates, prepayments of mortgage loans increase as homeowners look to refinance at lower rates, resulting in a decrease in the value of the Company's mortgage servicing rights. Mortgage loans with higher interest rates are more likely to result in prepayments.

  The following table sets forth certain information regarding the number of and aggregate principal balance of mortgage loans, net of premium, serviced by IFC, including both fixed and adjustable rate loans, at various mortgage interest rates for the periods shown:

                              AT DECEMBER 31, 1997       AT DECEMBER 31, 1996
                           -------------------------- --------------------------
                                             WEIGHTED                   WEIGHTED
                           NUMBER AGGREGATE  AVERAGE  NUMBER AGGREGATE  AVERAGE
                             OF   PRINCIPAL  INTEREST   OF   PRINCIPAL  INTEREST
INTEREST RATES(%)          LOANS   BALANCE     RATE   LOANS   BALANCE     RATE
-----------------          ------ ---------- -------- ------ ---------- --------
                             (DOLLARS IN THOUSANDS)     (DOLLARS IN THOUSANDS)
Less than 5.00%...........      1 $       37   4.75%       1 $       46   4.75%
5.00-5.49.................      2        171   5.22        3        338   5.17
5.50-5.99.................    --         --     --         1        114   5.63
6.00-6.49.................     15      3,567   6.14        9        818   6.33
6.50-6.99.................     70     15,758   6.72       34      4,922   6.81
7.00-7.49.................    139     29,112   7.23       64     10,636   7.29
7.50-7.99.................    470     90,843   7.74      240     38,807   7.78
8.00-8.49.................  1,581    280,398   8.24    1,052    179,095   8.28
8.50-8.99.................  5,815    894,029   8.73    3,254    516,333   8.71
9.00-9.49.................  4,760    677,394   9.17    2,251    330,306   9.18
9.50-9.99.................  2,517    337,780   9.66    1,565    200,881   9.67
10.00-10.49...............    849     97,963  10.18      610     69,175  10.19
10.50-10.99...............    778     86,733  10.70      598     65,628  10.71
11.00-11.49...............    457     48,104  11.20      316     29,345  11.21
11.50-11.99...............    987     67,482  11.78      327     29,718  11.70
12.00-12.49...............    418     28,454  12.23      163     11,498  12.19
12.50-12.99...............  1,862     80,349  12.79      256     13,728  12.76
13.00-13.49...............    704     29,618  13.22      170      8,366  13.21
13.50-13.99...............  3,084    118,848  13.83      413     15,047  13.67
14.00 and over............  3,985    141,914  14.94      669     25,320  14.42
                           ------ ----------          ------ ----------
                           28,494 $3,028,554   9.71%  11,996 $1,550,121   9.33%
                           ====== ==========          ====== ==========

  The following table sets forth the geographic distribution of IFC's servicing portfolio for the periods shown:

                            AT DECEMBER 31, 1997        AT DECEMBER 31, 1996
                         --------------------------- ---------------------------
                                             % OF                        % OF
                         NUMBER AGGREGATE  AGGREGATE NUMBER AGGREGATE  AGGREGATE
                           OF   PRINCIPAL  PRINCIPAL   OF   PRINCIPAL  PRINCIPAL
STATES                   LOANS   BALANCE    BALANCE  LOANS   BALANCE    BALANCE
------                   ------ ---------- --------- ------ ---------- ---------
                           (DOLLARS IN THOUSANDS)       (DOLLARS IN THOUSANDS)
California..............  8,628 $1,212,810   40.05%   4,967 $  771,109   49.75%
Florida.................  3,780    355,036   11.72    1,444    153,446    9.90
New Jersey..............  1,583    222,035    7.33      916    119,272    7.69
New York................  1,182    171,998    5.68      427     58,391    3.77
Washington..............    980     96,324    3.18      447     49,272    3.18
Nevada..................    655     69,354    2.29      200     24,338    1.57
Texas...................    599     67,540    2.23      188     20,421    1.32
Maryland................    435     55,469    1.83      197     23,393    1.51
Georgia.................    700     52,604    1.74      155     18,220    1.18
Colorado................    573     48,395    1.60      279     30,550    1.97
Oregon..................    503     47,610    1.57      348     35,320    2.28
Virginia................    394     45,061    1.49      138     17,390    1.12
Massachusetts...........    323     44,375    1.47      188     23,356    1.51
North Carolina..........    512     44,168    1.46      176     18,154    1.17
Illinois................    440     42,236    1.39      276     27,340    1.76
Arizona.................    582     41,243    1.36      183     18,285    1.18
Utah....................    360     40,838    1.35      270     25,928    1.67
Connecticut.............    442     38,687    1.28       73      8,317    0.54
Hawaii..................    249     38,432    1.27      130     26,730    1.72
Others (1)..............  5,574    294,339    9.71      994     80,889    5.21
                         ------ ----------  ------   ------ ----------  ------
                         28,494 $3,028,554  100.00%  11,996 $1,550,121  100.00%
                         ====== ==========  ======   ====== ==========  ======

--------
(1) No other state accounted for greater than 1% of the Company's mortgage loan servicing portfolio.

REGULATION

  The rules and regulations applicable to the Conduit Operations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Mortgage loan acquisition activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.

  IFC is an approved FHLMC seller/servicer. The Conduit Operations is subject to the rules and regulations of FHLMC with respect to acquiring, processing, selling and servicing conforming mortgage loans. In addition, IFC is required annually to submit to FHLMC audited financial statements, and each regulatory entity has its own financial requirements for sellers/servicers. For any conforming mortgage loan activities, IFC's affairs are also subject to examination by FNMA and FHLMC at any time to assure compliance with the applicable regulations, policies and procedures.

  Additionally, there are various state and local laws and regulations affecting the Conduit Operations. Mortgage operations also may be subject to applicable state usury statutes. The Company is presently in material compliance with all material rules and regulations to which it is subject.

COMPETITION

  In purchasing non-conforming mortgage loans and issuing securities backed by such loans, the Company competes with established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets. Continued consolidation in the mortgage banking industry may also reduce the number of current sellers to the Conduit Operations, thus reducing the Company's potential customer base, resulting in IFCs purchasing a larger percentage of mortgage loans from a smaller number of sellers. Such changes could negatively impact the Conduit Operations. Mortgage-backed securities issued by the Conduit Operations and the Long-Term Investment Operations face competition from other investment opportunities available to prospective investors.

  The Company faces competition in its Conduit Operations and Warehouse Lending Operations from other financial institutions, including but not limited to banks and investment banks. Many of the institutions with which the Company competes in its Conduit Operations and Warehouse Lending Operations have significantly greater financial resources than the Company.

  The Company's operations may be affected by the activities of ICII and its affiliates. As an end-investor in non-conforming mortgage loans, Southern Pacific Bank ("SPB"), formerly Southern Pacific Thrift and Loan Association, may compete with the Company as may Southern Pacific Funding Corporation ("SPFC"), an affiliate of ICII, whose business is primarily to act as a wholesale originator and a bulk purchaser of non-conforming mortgage loans. While the Company believes such activities will not have a material adverse effect on the Company's operations there can be no assurance of this. See "Item 13. Certain Relationships and Related Transactions--Relationships with ICII--The Contribution Transaction."

EMPLOYEES

  As of December 31, 1997, the Company had 165 employees, ten of which were employed by IWLG. Employees and operating management of the Long-Term Investment Operations and Conduit Operations are employed by IFC. As of December 31, 1997, IFC had 155 employees. The Company believes that relations with its employees are good. The Company is not a party to any collective bargaining agreement.

FORWARD-LOOKING STATEMENTS

  In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included in this Annual Report on Form 10-K, including, without limitation, statements made regarding investments in mortgage-backed securities, hedging, servicing of mortgage loans, financing and statements in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included in future filings by the Company with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs, and business strategies and plans (including, without limitation, plans to purchase additional mortgage-backed securities and other mortgage assets and the servicing and purchase of mortgage loans), and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Company, including, without limitation, statements with respect to growth, projected revenues, net income, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans (including, without limitation, plans to purchase additional mortgage-backed securities and other mortgage assets and the servicing and purchase of mortgage loans). The Company's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, (i) heightened competition, including specifically increased competition for acceptable mortgage asset purchase opportunities with investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets which have investment objectives similar to those of the Company and some of which may have investment objectives similar to those of the Company and some of which may have greater financial resources than the Company, (ii) the availability of suitable opportunities for the acquisition, ownership and disposition of mortgage assets, and yields available from time to time on such mortgage assets, (which, in turn, depend to a large extent on the type of mortgage asset involved, prevailing interest rates, the nature and geographical location of the property, competition and other factors, none of which can be predicted with certainty), (iii) regulatory and litigation matters, (iv) interest rates, (v) imbalances in cash available for distribution caused by an unanticipated level of defaults and/or prepayments on the Company's portfolio of mortgage assets and (vi) trends in the economy which affect confidence and demand for the Company's portfolio of mortgage assets, particularly trends affecting the Company's assets.

ITEM 2. PROPERTIES

  The primary executive offices and administrative offices of the Company are located in Santa Ana Heights, California. The Company currently occupies, and is fully utilizing, approximately 33,000 square feet of space under a premises operating sublease with ICII pursuant to an agreement expiring in the year 1999. Management believes that the terms of the sublease are at least as favorable as could have been obtained from an unaffiliated third party. See "Item 13. Certain Relationships and Related Transactions--Relationships with ICII--Arrangements and Transactions with ICII" and "--Relationships with Affiliates--Related Party Cost Allocations."

  In August 1997, IMH and ICH each purchased for cash a 50% interest in a commercial office building located in Newport Beach, California. As of December 31, 1997, IMH and ICH financed the commercial property with a $5.2 million loan from ICCC. See "Item 13. Certain Relationships and Related Transactions--Relationships with Affiliates--Credit Arrangements." The Company expects IWLG and IFC to begin relocating employees to the building in 1998 with relocation scheduled for completion in 1999. Management believes that these facilities will adequately provide for the Company's growth needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  Fortune Mortgage, etc., et al. v. Imperial Credit Industries, Inc., Imperial Credit Mortgage Holdings, Inc., ICI Funding Corp., Imperial Warehouse Lending Group, Inc., William Ashmore, Edward Pollard, Wayne Snavely, and Joseph Tomkinson, Orange County Superior Court Case No. 776153.

  On March 5, 1997, plaintiffs Fortune Mortgage Corporation ("Fortune") and Thomas O. Gephart filed a complaint against the above-named defendants for (1) Fraud; (2) Negligent Misrepresentation; (3) Conspiracy to Commit Fraud; (4) Aiding and Abetting Fraud; (5) Breach of Contract; (6) Breach of Implied Covenant of Good Faith and Fair Dealing; (7) Rescission, Restitution and Damages; (8) Contractual Indemnity and Reimbursement; (9) Money Had and Received; and (10) Unjust Enrichment.

  Plaintiffs' claims arise out of an Agreement for Purchase and Sale of Assets, dated March 1, 1996, pursuant to which ICII allegedly sold to Imperial First Mortgage, a group of loan production offices located in California. In essence, the plaintiffs' Complaint alleges that that sale was induced by fraudulent misrepresentations and omissions, including but not limited to an allegation that the loan production offices were engaged in illegal kickback practices which were not disclosed to the buyer, as well as misrepresentations concerning the volume and profitability of the loan production offices.

  The prayer seeks general damages, special and/or consequential damages, reasonable attorney's fees and costs of suit on all of the causes of action. In addition, the Prayer of the Complaint also seeks exemplary and punitive damages on the first, third and fourth causes of actions described above. Several of the causes of action allege specifically that plaintiffs have been damaged in a sum in excess of $2.5 million by virtue of the defendants' conduct, and the tenth cause of action for unjust enrichment alleges that the defendants, and each of them, have been unjustly enriched in a sum in excess of $10 million. Pursuant to defendants' petition to compel arbitration, the entire matter is now pending for arbitration. Defendants have filed a cross-claim against Fortune for, among other things, breach of the Agreement for Purchase and Sale of Assets and breach of another agreement between IFC and Fortune's predecessor in interest. Three arbitrators have been selected and a two week arbitration hearing has been set for July 1998. Discovery is in its early stages.

  The Company believes that the Fortune case is without merit and intends to vigorously defend the action.

  Other Matters. A financial institution has contended that it has a claim against the Company in connection with certain communications between the Company and the financial institution regarding a certain mortgage broker and transactions involving that mortgage broker. No lawsuit has been filed and no damages have been alleged. The Company believes that these contentions are without merit, and if a lawsuit is ever filed, it will be vigorously defended.

  Other than the foregoing, the Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to the security holders to be voted on during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed on the American Stock Exchange under the symbol IMH. The following table sets forth for the high, low and closing sales prices for IMH's Common Stock as reported by the American Stock Exchange for the periods indicated:

                                              1997(1)              1996(1)
                                        -------------------- -------------------
                                         HIGH   LOW   CLOSE   HIGH   LOW  CLOSE
                                        ------ ------ ------ ------ ----- ------
  First Quarter........................ $17.67 $14.58 $15.25 $10.25 $8.58 $10.17
  Second Quarter.......................  18.67  13.25  18.08  11.42  9.83  10.67
  Third Quarter........................  19.17  16.25  18.42  14.25 10.00  13.75
  Fourth Quarter.......................  18.58  14.69  17.88  16.25 13.58  15.83

--------
(1) Adjusted to reflect 3-for-2 common stock split effective November 24, 1997.

  On March 24, 1998, the last reported sale price of the Common Stock on the AMEX was $17.3125 per share. As of March 24, 1998, there were 867 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Company's Common Stock.

  Pursuant to IMH's Dividend Reinvestment and Stock Purchase Plan (the "Plan"), stockholders can acquire additional shares of IMH Common Stock by reinvesting their cash dividends at 97% (subject to change) of the average high and low market prices as reported on the AMEX on the Investment Date (as described in the Plan) to the extent shares are issued by IMH. Stockholders may also purchase additional shares of IMH Common Stock through the cash investment option to purchase shares at 97% (subject to change) of the average high and low market prices as reported on the AMEX during the three trading days preceding the Investment Date (as described in the Plan).

  To maintain its qualification as a REIT, IMH intends to make annual distributions to stockholders of at least 95% of its taxable income (which may not necessarily equal net income as calculated in accordance with generally accepted accounting principles ("GAAP"), determined without regard to the deduction for dividends paid and excluding any net capital gains. IMH declares regular quarterly dividend distributions. Any taxable income remaining after the distribution of the regular quarterly or other dividends will be distributed annually on or prior to the date of the first regular quarterly dividend payment date of the following taxable year. The dividend policy is subject to revision at the discretion of the Board of Directors. All distributions in excess of those required for IMH to maintain REIT status will be made by IMH at the discretion of the Board of Directors and will depend on the taxable earnings of IMH, the financial condition of IMH, and such other factors as the Board of Directors deems relevant. The Board of Directors has not established a minimum distribution level. The following table sets forth the dividends paid or declared by IMH:

                                                          PER SHARE
                                          STOCKHOLDER      DIVIDEND
            PERIOD COVERED                RECORD DATE     AMOUNT (1)
            --------------             ------------------ ----------
   Quarter ended March 31, 1996        April 24, 1996       $0.26
   Quarter ended June 30, 1996         June 13, 1996        $0.30
   Quarter ended September 30, 1996    September 30, 1996   $0.35
   Special Dividend(2)                 November 15, 1996    $0.28
   Quarter ended December 31, 1996     December 31, 1996    $0.37
   Quarter ended March 31, 1997        April 1, 1997        $0.39
   Quarter ended June 30, 1997         July 7, 1997         $0.40
   Quarter ended September 30, 1997    September 15, 1997   $0.43
   Quarter ended December 31, 1997(3)  December 31, 1997    $0.46

--------
(1) Adjusted to reflect 3-for-2 common stock split effective November 24, 1997.
(2) The amount of the special dividend was calculated to distribute excess taxable income not previously distributed by IMH as dividends, in order to comply with REIT qualification requirements. The special dividend should not be interpreted as a recurring dividend.
(3) The Board of Directors of IMH declared a $0.46 per share cash dividend paid on January 15, 1998 to stockholders of record on December 31, 1997.

  Distributions to stockholders will generally be taxable as ordinary income, although a portion of such distributions may be designated by IMH as capital gain or may constitute a tax-free return of capital. Of the total dividends paid during 1997, approximately $5.5 million represented a tax-free return of capital. There was no return of capital paid to stockholders in 1996 and 1995. IMH annually furnishes to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital.

  In December 1997, in connection with the termination of the Management Agreement and pursuant to a termination agreement (the "Termination Agreement") among IMH, IFC, ICII, ICAI and Messrs. Tomkinson, Ashmore and Johnson, IMH issued 2,009,310 shares of Common Stock to Imperial Credit Advisors, Inc. ("ICAI" or the "Manager"), a subsidiary of ICII, representing a value of approximately $35.0 million. The shares issued to ICAI were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. ICAI subsequently transferred the shares to ICII. See "Item
13. Certain Relationships and Related Transactions--Relationships with the Manager--Termination of Management Agreement."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 1997, and the consolidated balance sheet data as of December 31, 1997 and 1996 were derived from the Company's and IFC's financial statements audited by KPMG Peat Marwick LLP ("KPMG"), independent auditors, whose reports with respect thereto appear elsewhere herein. The selected consolidated statements of operations data for the year ended December 31, 1994, and the consolidated balance sheet data as of December 31, 1995, were derived from the Company's and IFC's financial statements audited by KPMG. The selected consolidated statement of operations data for the year ended December 31, 1993 and the selected consolidated balance sheet data as of December 31, 1994 and 1993 were derived from the combined financial statements of the Company and IFC, audited by KPMG. Such selected financial data should be read in conjunction with those financial statements and the notes thereto and with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

  References to financial information of the Company for the year ended December 31, 1997 reflect financial results of IMH's equity interest in net earnings of IFC, IMH's equity interest in net loss of ICH, IMH's equity interest in net loss of ICCC, prior to ICH's initial public offering on August 8, 1997, and the results of operations of IMH, IMH Assets, IWLG and Dove as stand-alone entities, subsequent to the Company's Initial Public Offering ("IPO") on November 20, 1995. References to financial information of the Company for the year ended December 31, 1996 reflect financial results of IMH's equity interest in net income of IFC and results of operations of IMH, IMH Assets and IWLG as stand-alone entities, subsequent to the Company's IPO. References to financial information of the Company for the year ended December 31, 1995 reflect the pro forma financial data of IMH's equity interest in ICII's mortgage conduit operations and SPB's warehouse lending operations, pre-Contribution Transaction, and financial results of IMH's equity interest in net earnings of IFC and results of operations of IWLG, post-Contribution Transaction.

  The results of operations of IFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations of the Company as "Equity in net income of Impac Funding Corporation." The results of operations of ICH, of which 17.4% of the economic interest is owned by IMH, are included in the results of operations of the Company as "Equity in net loss of Impac Commercial Holdings, Inc."

                         IMPAC MORTGAGE HOLDINGS, INC.
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------
                                     1997       1996     1995    1994    1993
                                  ----------  -------- -------- ------  -------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Interest income................ $  109,533  $ 63,673 $  2,851 $  292  $   767
  Equity in net income of Impac
   Funding Corporation...........      8,316       903    1,489    532    4,192
  Equity in net loss of Impac
   Commercial Holdings, Inc......       (239)      --       --     --       --
  Other income...................      2,249       593      244     83      320
                                  ----------  -------- -------- ------  -------
                                     119,859    65,169    4,584    907    5,279
                                  ----------  -------- -------- ------  -------
Expenses:
  Interest on CMO borrowings and
   reverse repurchase agreements.     76,577    44,144    1,116    --       --
  Interest on borrowings from
   SPB...........................        --        --       599    127      334
  Provision for loan losses......      6,843     4,350      488     95      --
  Advisory fee...................      6,242     3,347       38    --       --
  General and administrative ex-
   pense.........................      1,851     1,449      209    225      197
  Termination agreement expense..     44,375       --       --     --       --
                                  ----------  -------- -------- ------  -------
                                     135,888    53,290    2,450    447      531
                                  ----------  -------- -------- ------  -------
    Income (loss) before income
     taxes.......................    (16,029)   11,879    2,134    460    4,748
  Income taxes (benefit).........        --        --        76    (30)     234
                                  ----------  -------- -------- ------  -------
    Net income (loss)............ $  (16,029) $ 11,879 $  2,058 $  490  $ 4,514
                                  ==========  ======== ======== ======  =======
    Basic net income (loss) per
     share....................... $    (0.99) $   1.34 $   0.05    --       --
                                  ==========  ======== ======== ======  =======
    Diluted net income (loss) per
     share....................... $    (0.99) $   1.32 $   0.05    --       --
                                  ==========  ======== ======== ======  =======
    Dividends declared per share. $     1.68  $   1.61      --     --       --
                                  ==========  ======== ======== ======  =======
    Net income per share before
     management termination
     expense (1)................. $     1.72  $   1.32 $   0.05    --       --
                                  ==========  ======== ======== ======  =======
                                                AT DECEMBER 31,
                                  ---------------------------------------------
                                     1997       1996     1995    1994    1993
                                  ----------  -------- -------- ------  -------
BALANCE SHEET DATA:
  Total assets................... $1,752,812  $972,355 $613,688 $9,365  $13,591
  Mortgage loans held for
   investment and CMO collateral.  1,052,610   502,658      --     --       --
  Finance receivables............    533,101   362,312  583,021  3,120    8,135
  Investment in Impac Funding
   Corporation...................     27,122     9,896      866  6,335    5,446
  Borrowings from SPB............        --        --       --   2,511    7,585
  CMO borrowings.................    741,907   474,513      --     --       --
  Reverse repurchase agreements..    755,559   357,716  567,727    --       --
  Total stockholders' equity.....    229,030   129,190   45,236  6,853    6,006

--------
(1) Amounts are after the effect of an expense (the "Termination Agreement Expense") for the termination of the Company's Management Agreement with ICAI.

                           IMPAC FUNDING CORPORATION
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT OPERATING DATA)

                                           YEAR ENDED DECEMBER 31,
                                  ------------------------------------------
                                    1997     1996     1995    1994    1993
                                  -------- -------- -------- ------- -------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Interest income................ $ 48,020 $ 32,799 $  1,249 $   --  $   --
  Gain on sale of loans..........   19,414    7,747    4,135   2,291   5,859
  Loan servicing income..........    4,109    1,250    5,159   4,043   1,377
  Gain on sale of servicing
   rights........................      --       --       370   4,188   5,332
  Other income...................      643      --       --      --      --
                                  -------- -------- -------- ------- -------
                                    72,186   41,796   10,913  10,522  12,568
                                  -------- -------- -------- ------- -------
Expenses:
  Interest on borrowings.........   41,628   31,751    1,785     538     127
  General and administrative and
   other.........................   10,047    7,154    3,663   6,333   4,507
  Provision for repurchases and
   loan losses...................    3,148      687       --     655     175
  Amortization of mortgage ser-
   vicing rights.................    2,827      613    2,892   2,070     459
                                  -------- -------- -------- ------- -------
                                    57,650   40,205    8,340   9,596   5,268
                                  -------- -------- -------- ------- -------
Income before income taxes.......   14,536    1,591    2,573     926   7,300
  Income taxes...................    6,136      679    1,069     389   3,066
                                  -------- -------- -------- ------- -------
Net income....................... $  8,400 $    912 $  1,504 $   537 $ 4,234
                                  ======== ======== ======== ======= =======
Operating Data (in millions):
  Mortgage loan acquisitions
   (volume)...................... $  2,571 $  1,542 $  1,133 $ 1,726 $ 2,149(1)
  Servicing portfolio at period-
   end...........................    3,029    1,550      512   1,868     950
                                               AT DECEMBER 31,
                                  ------------------------------------------
                                    1997     1996     1995    1994    1993
                                  -------- -------- -------- ------- -------
BALANCE SHEET DATA:
  Total assets................... $656,944 $399,171 $552,631 $12,097 $10,158
  Mortgage loans held for sale...  620,549  334,104  544,275     --      --
  Residual interests in
   securitizations...............      --    46,949      --      --      --
  Mortgage servicing rights......   15,568    8,785       --  11,453   9,551
  Borrowings from IWLG...........  454,840  327,422  550,291     --      --
  Other borrowings...............  148,307      --       --      --      --
  Borrowings from affiliates.....    6,198   54,803      --    5,698   4,657
  Total shareholders' equity.....   27,396    9,996      874   6,399   5,501

--------
(1) Represents principal amounts of mortgage loans purchased, excluding premiums and discounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Impac Mortgage Holdings, Inc. is a Maryland corporation formed on August 28, 1995 under the name Imperial Credit Mortgage Holdings, Inc. The Company operates three businesses: the Long-Term Investment Operations, the Warehouse Lending Operations and the Conduit Operations. Prior to the Contribution Transaction, see "--Contribution Transaction," IWLG, formerly Imperial Warehouse Lending Group, Inc. and IFC, formerly ICI Funding Corporation, were previously owned and operated by ICII a leading diversified financial services company. IMH operates so as to qualify as a REIT under the requirements of the Code.

  The Long-Term Investment Operations conducted by IMH and IMH Assets, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans. The Long-Term Investment Operations also invests, to a lesser extent, in second mortgages. The Conduit Operations, conducted by IFC, primarily purchases non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of third party correspondents and subsequently securitizes or sells such loans to permanent investors. IFC, in addition to its ongoing securitizations and sales to third party investors, supports the Long-Term Investment Operations of the Company by supplying IMH with non-conforming mortgage loans and securities backed by non-conforming mortgage loans. The Warehouse Lending Operations conducted by IWLG provides short-term lines of credit to affiliated companies and other approved mortgage banks, most of which are correspondents of IFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors.

  References to "Pre-Contribution Transaction" refer to periods prior to November 20, 1995, the date of IMH's IPO. References to "Post-Contribution Transaction" refer to periods after November 20, 1995. References to financial information of IMH Pre-Contribution Transaction reflect the pro forma financial data of IMH's equity interest in SPB's, formerly Southern Pacific Thrift and Loan Association, warehouse lending operations and ICII's mortgage conduit operations prior to November 20, 1995. References to financial information of IMH Post-Contribution Transaction reflect the financial operations of IMH and its subsidiaries, IMH's equity interest in IFC, and IMH's equity interest in ICH subsequent to ICH's initial public offering on August 8, 1997. All references to earnings per share and number of shares issued or outstanding give retroactive effect to IMH's 3-for-2 stock split effective November 24, 1997.

 Contribution Transaction

  On November 20, 1995, ICII contributed to IFC certain of the operating assets and certain customer lists of ICII's mortgage conduit operations, including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans subject to rate locks from correspondents (having a principal balance of $44.3 million on November 20, 1995), in exchange for shares representing 100% of the common stock and 100% of the non-voting preferred stock of IFC. Simultaneously, on November 20, 1995, in exchange for 500,000 shares of Common Stock, (i) ICII contributed to IMH all of the outstanding non-voting preferred stock of IFC, which represents 99% of the economic interest in IFC, (ii) SPB contributed to IMH certain of the operating assets and certain customer lists of SPB's warehouse lending division, and (iii) ICII and SPB executed a Non-Compete Agreement and a Right of First Refusal Agreement, each having a term of two years from November 20, 1995. Of the 500,000 shares of Common Stock issued by IMH pursuant to the Contribution Transaction, 450,000 shares were issued to ICII and 50,000 shares were issued to SPB. Such shares have subsequently been sold by ICII and SPB. All of the outstanding shares of common stock of IFC were retained by ICII. Lastly, IMH contributed to IWLG all of the aforementioned operating assets of SPB's warehouse lending operations contributed to it in exchange for shares representing 100% of the common stock of IWLG, thereby forming it as a wholly owned subsidiary. On November 20, 1995, the net tangible book value of the assets contributed pursuant to the Contribution Transaction was $525,000. ICII and SPB retained all other assets and liabilities related to contributed operations, which at November 20, 1995 consisted mostly of $11.7 million of MSRs, $22.4 million of finance receivables, and $26.6 million in advances made by ICII and SPB to fund mortgage conduit loan acquisitions and to fund finance receivables, respectively.

 Significant Transactions

  In February 1997, certain officers and directors of the Company, as a group, and IMH purchased 300,000 and 299,000 shares of the Common Stock of ICH, respectively. In addition, IMH purchased all of the non-voting preferred stock of ICCC, which represents 95% of the economic interest in ICCC, for $500,000, and certain of the Company's officers purchased all of the outstanding shares of common stock of ICCC, which represents 5% of the economic interest in ICCC. In addition, ICCC brokered ICH's purchase of $7.3 million and $10.2 million of condominium conversion loans that were financed with $16.6 million in borrowings under a warehouse lending facility provided by a subsidiary of IMH, and $900,000 in borrowings from IMH.

  In March 1997, IMH loaned ICH $15.0 million evidenced by a promissory note convertible into shares of non-voting preferred stock of ICH ("ICH Preferred Stock") at the rate of one share of ICH Preferred Stock for each $5.00 principal amount of said note. IMH converted the aforementioned $15.0 million principal amount promissory note into an aggregate of 3,000,000 shares of ICH Preferred Stock. All shares of ICH Preferred Stock were automatically converted upon the closing of ICH's initial public offering into shares of ICH Common Stock determined by multiplying the number of shares of ICH Preferred Stock to be converted by a fraction, the numerator of which was $5.00 and the denominator of which was $15.00. Notwithstanding the foregoing, consistent with IMH's classification as a REIT, IMH was not entitled to convert into ICH Common Stock more than that number of shares of ICH Preferred Stock whereby IMH would own, immediately after such conversion, greater than 9.8% of ICH's outstanding Common Stock. Any shares of ICH Preferred Stock not converted into ICH common stock upon the closing of the offering automatically converted into shares of ICH non-voting Class A Common Stock ("ICH Class A Stock") at the same rate as the ICH Preferred Stock converted into common stock of ICH. Shares of ICH Class A Stock convert into shares of common stock of ICH on a one-for-one basis and each such class of common stock of ICH is entitled to cash dividends on a pro rata basis. Upon any subsequent issuances of common stock by ICH or sale of ICH common stock held by IMH, shares of ICH Class A Stock shall automatically convert into additional shares of the common stock of ICH, subject to a 9.8% limitation. In addition, ICH purchased $10.1 million in CMBS from IFC which was financed with a promissory note. The promissory note was repaid to IFC with cash from IMH's above-referenced $15.0 million investment. Concurrently, ICH repaid the $900,000 owed to IMH in connection with its purchase of condominium conversion loans. Subsequently, ICH entered into a borrowing agreement with ICII for $7.9 million secured by $10.1 million CMBSs.

  In April 1997, IMH exchanged the 299,000 shares of ICH Common Stock held by it for an equivalent number of shares of ICH Class A Stock.

  Upon the closing of the ICH initial public offering in August 1997, IMH contributed to ICH 100% of the outstanding shares of non-voting preferred stock of ICCC in exchange for 95,000 shares of ICH Class A Stock. As of December 31, 1997, IMH owned 719,789 shares, or 9.8%, of ICH Common Stock in addition to 674,211 shares, or 100%, of ICH Class A Stock.

  In August 1997, Dove, a California limited liability company, of which each of IMH and ICH own a 50% interest, purchased an office building located in Newport Beach, California, for $7.8 million plus related closing costs. IMH intends to relocate their headquarters to the building over the next two-year period.

  During 1997, IMH raised additional capital of $83.1 million, net of offering expenses, as 4.8 million shares of Common Stock were issued through a public stock offering and $24.7 million or 1.6 million shares were purchased under the Company's Dividend Reinvestment and Stock Purchase Plan. Proceeds from the sale of securities were used for general corporate purposes including, without limitation, funding the Long-Term Investment Operations, the Conduit Operations and the Warehouse Lending Operations, repayment of maturing obligations, redemption of outstanding indebtedness, financing future acquisitions, capital expenditures and working capital.

  During 1997, IMH issued $521.7 million in CMOs, which were collateralized by $533.9 million of mortgages, and IFC issued $878.0 million in REMIC securities backed by $896.0 million in principal balance of mortgage loans.

 Historical Trends

  IFC's mortgage loan acquisitions decreased from $1.7 billion in 1994 to $1.1 billion in 1995, which included $508.6 million in mortgage loans acquired from ICII and its affiliates, Post-Contribution Transaction. Management attributes this decrease in mortgage loan acquisitions to the overall decrease in mortgage loan originations throughout the mortgage industry as a result of increased interest rates during 1995. In addition, the decrease in mortgage loan acquisitions resulted from IFC's refocus from the conforming to the non-conforming mortgage loan market and increased competition in such non-conforming market. IFC was also adversely affected by the increase in interest rates during 1994, resulting in a 20% decline in mortgage acquisitions in 1994 to $1.7 billion from $2.1 billion acquired in 1993. The aforementioned decline in mortgage acquisitions resulted in higher operating costs as a percentage of acquisitions, despite IFC's efforts to reduce excess production capacity through 1994 and 1995. In an effort to increase profitability, IFC reduced operating expenses in 1994 and 1995, primarily through a reduction in personnel. At December 31, 1995, IFC had 60 employees, a 15% decrease from 71 employees at December 31, 1994. At December 31, 1994, the conduit operations of ICII employed 71 employees, a 57% decrease from 167 employees at December 31, 1993. In 1995, IFC also emphasized the acquisition of higher margin non-conforming mortgage loan products which provide a higher return than conforming mortgage loans.

  During the year ended December 31, 1996, IFC's mortgage loan acquisitions increased 35% to $1.5 billion as compared to $1.1 billion for the same period in 1995. Excluding the acquisition of mortgage loans from ICII or its affiliated mortgage banking operations, IFC's mortgage loan acquisitions increased 110% to $1.3 billion during 1996 as compared to $624.5 million during 1995. The increase in mortgage loan acquisitions during 1996 as compared to 1995 was primarily the result of the Company's increased marketing and sales efforts subsequent to the Contribution Transaction, increased concentration on identifying and servicing productive conduit sellers under master commitment programs, and significantly increased sales activity from two conduit sellers affiliated with ICII. In conjunction with the increase in flow (loan-by-loan) acquisitions, as opposed to bulk loan acquisitions, subsequent to the Contribution Transaction, the Company added personnel. At December 31, 1996, IFC employed 104, an increase of 189%, from 36 employees at December 31, 1995.

  During the year ended December 31, 1997, IFC's mortgage loan acquisitions increased 73% to $2.6 billion as compared to $1.5 billion for the same period in 1996. IFC acquired $90.7 million of mortgages from affiliated parties during 1997 as compared to $251.8 million during 1996. Excluding the acquisition of mortgage loans from affiliated parties, IFC's mortgage loan acquisitions increased 92% to $2.5 billion during 1997 as compared to $1.3 billion during 1996. The increase in mortgage loan acquisitions during 1997 as compared to 1996 was primarily the result of acquiring $576.2 million in second trust deed mortgages on a bulk basis and acquiring $773.7 million in principal balance of Progressive Express(TM) loans on a flow basis as compared to none and $22.0 million, respectively, of such loans acquired during 1996. Progressive Express(TM) is a loan program with a one-page loan application that includes less paperwork for the borrower, express credit approval and attractive rates and terms. IFC securitized $896.0 million of fixed rate mortgages in the form of REMICs and sold whole loans to third-party investors totaling $501.7 million during 1997 as compared to $850.3 million and $195.4 million, respectively, during 1996. Due to continued growth from the Company's Long-Term Investment, Warehouse Lending, and Conduit Operations and the organization of ICH as a public company in 1997, the Company added personnel. At December 31, 1997, the Company employed 165, an increase of 59%, from 104 employees at December 31, 1996.

RESULTS OF OPERATIONS; IMPAC MORTGAGE HOLDINGS, INC.

Year Ended December 31, 1997 compared to Year Ended December 31, 1996

 Net Income (loss)

  Net loss for 1997 was $(16.0) million, or $(0.99) per diluted share, as compared to net income of $11.9 million, or $1.32 per diluted share, for 1996. The decrease in net income for 1997 is principally due to the effect of the Termination Agreement Expense of $44.4 million related to the buyout of the Company's Management Agreement with ICAI, a subsidiary of ICII, on December 22, 1997. Excluding the Termination Agreement Expense, net income for 1997 would have increased 139% to $28.3 million, or $1.72 per diluted share, as compared to $11.9 million, or $1.32 per diluted share, for 1996.

  The increase in net income for 1997, after excluding the effect of the Termination Agreement Expense, was primarily the result of an increase in net interest income and equity in net income of Impac Funding Corporation of $13.4 million and $7.4 million, respectively, which was partially offset by an increase in the provision for loan losses and advisory fees of $2.5 million and $2.9 million, respectively.

 Revenues

  Revenues for the year ended December 31, 1997 increased to $119.9 million as compared to $65.2 million for the same period in 1996, primarily as a result of increased interest income from the Company's Long-Term Investment and Warehouse Lending Operations and increased profitability from the Company's Conduit Operations.

  Interest income increased 72% to $109.5 million for 1997 as compared to $63.7 million for 1996 as total average interest-earning assets increased 69% to $1.3 billion (weighted average yield of 8.31%) as compared to $771.1 million (weighted average yield of 8.25%), respectively. The increase in interest income was primarily from the Company's portfolio of mortgage loans held for investment and CMO collateral and, to a lesser extent, from investment securities available-for-sale and finance receivables.

  Interest income on mortgage loans held for investment and CMO collateral increased 180% to $62.5 million for 1997 as compared to $22.3 million for 1996 as average mortgage loans held for investment and CMO collateral increased 163% to $809.0 million as compared to $307.9 million, respectively. Mortgage loans held for investment increased as IMH acquired $877.1 million of mortgages from IFC during 1997 as compared to $591.6 million during 1996, of which $533.8 million of mortgage acquisitions were used for CMO collateral during 1997. The effective weighted average yield on mortgage loans held for investment and CMO collateral for 1997 was 7.73% as compared to 7.23% for 1996. Interest income on mortgage loans held for investment and CMO collateral includes the effect of amortization of net premiums paid in acquiring the mortgage loans. As of December 31, 1997, net premiums on mortgage loans held for investment and CMO collateral was $39.3 million.

  Interest income on investment securities available-for-sale increased 67% to $8.5 million for 1997 as compared to $5.1 million for 1996 as average securities available-for-sale increased 63% to $64.9 million as compared to $39.7 million, respectively. IMH retained $12.6 million of mortgage-backed securities from IFC during 1997 that were created from IFC's issuance of REMICs. The effective weighted average yield on investment securities available-for-sale for 1997 was 13.16% as compared to 12.88% for 1996.

  Interest income on finance receivables increased 5% to $37.3 million for 1997 as compared to $35.6 million for 1996 as average finance receivables increased 6% to $433.9 million as compared to $410.7 million, respectively. Interest income on finance receivables to affiliates represented a 7% increase to $34.0 million for 1997 as compared to $31.8 million for 1996 as average finance receivables to affiliates increased 4% to $399.8 million for 1997 as compared to $383.2 million for 1996. The effective weighted average yield on finance receivables for 1997 was 8.59% as compared to 8.67% for 1996.

  Equity in net income of Impac Funding Corporation increased to $8.3 million for 1997 as compared to $903,000 for 1996. IMH has a 99% economic interest in IFC through its ownership of 100% of the preferred stock of IFC. For additional information on the financial results of IFC, see "--Results of Operations; Impac Funding Corporation."

 Expenses

  Expenses were $135.9 million for 1997 as compared to $53.3 million for 1996. Excluding the Termination Agreement Expense of $44.4 million, expenses increased 72% to $91.5 million for 1997 as compared to $53.3 million for 1996. The increase in expense, excluding the Termination Agreement Expense, was primarily the result of increased interest expense on reverse repurchase borrowings by the Company's Long-Term Investment Operations and Warehouse Lending Operations and, to a lesser extent, increases in provision for loan losses and advisory fees.

  Interest expense on reverse repurchase and CMO borrowings increased 73% to $76.6 million for 1997 as compared to $44.1 million for 1996 as total average interest-bearing liabilities increased 70% to $1.2 billion (weighted average yield of 6.41%) as compared to $704.9 million (weighted average yield of 6.26%), respectively. The increase in interest expense was primarily the result of increased interest expense on CMO borrowings and reverse repurchase agreements used to finance the acquisition of mortgage loans and investment securities available-for-sale and the financing of mortgage loans under warehouse financing facilities.

  Interest expense on CMO borrowings increased 121% to $36.8 million for 1997 as compared to $16.6 million for 1996 as average CMO borrowings increased 117% to $586.5 million as compared to $270.8 million, respectively. The effective weighted average yield on CMO borrowings for 1997 was 6.25% as compared to 6.13% for 1996.

  Interest expense on reverse repurchase borrowings increased 44% to $39.8 million for 1997 as compared to $27.5 million for 1996 as average reverse repurchase agreements increased 40% to $609.0 million as compared to $434.1 million, respectively. The effective weighted average yield on reverse repurchase agreements for 1997 was 6.52% as compared to 6.34% for 1996.

  Provision for loan losses increased 58% to $6.8 million for 1997 as compared to $4.3 million for 1996 as a result of the combined increase in mortgage loans held for investment, CMO collateral, and finance receivables ("Gross Loan Receivables") outstanding at December 31, 1997 of $1.6 billion as compared to Gross Loan Receivables outstanding at December 31, 1996 of $865.0 million. While the Company believes that it has adequately provided for any future credit losses, the Company may have to add to its loan loss allowance based upon actual loan loss experience or an increase in the Company's investments. The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables was 0.33% at December 31, 1997 as compared to 0.50% at December 31, 1996. The allowance decreased as a percentage of Gross Loan Receivables as the Company accelerated losses totaling $1.4 million against the allowance for loan losses through the sale of delinquent, foreclosure and bankruptcy loans during the year in order to reduce its overall exposure to delinquent loans and future losses.

  Advisory fees increased 88% to $6.2 million for 1997 as compared to $3.3 million for 1996. The increase in advisory fees during 1997 was the result of an increase in incentive compensation paid to the Manager, ICAI. The increase was directly attributable to the increase in the Company's earnings and assets during 1997 over 1996. For more information on the calculation of the advisory fee, see "Item 13. Certain Relationships and Related Transactions-- Relationships with the Manager--Management Fees."

Year Ended December 31, 1996 compared to Year Ended December 31, 1995

 Net Income

  Net income for the year ended December 31, 1996 increased to $11.9 million as compared to $2.1 million for the same period in 1995. Net income per diluted share for the year ended December 31, 1996 was $1.32.

 Revenues

  Revenues for the year ended December 31, 1996 increased to $65.2 million as compared to $4.6 million for the same period in 1995, primarily as a result of an increase in interest income from finance receivables and secondarily as a result of interest income on the Company's mortgage loans held as CMO collateral and investment securities available-for-sale.

  Average finance receivables outstanding for the year ended December 31, 1996 increased to $403.6 million as compared to $30.0 million for the same period in 1995, primarily as a result of the Company providing warehouse facilities to IFC subsequent to the Initial Public Offering. At December 31, 1996, IFC accounted for 90% of the company's total gross finance receivables outstanding. At December 31, 1996, finance receivables decreased to $362.3 million from $583.0 million at December 31, 1995 due to a higher level of sales compared to acquisitions during 1996 of mortgage loans held for sale by IFC. Such loan sales were made to the Long-Term Investment Operations or to other investors, and the proceeds reduced IFC's borrowings from IWLG.

  Average CMO collateral outstanding for the year ended December 31, 1996 increased to $282.7 million as compared to zero for the same period in 1995, as a result of the Company financing $567.0 million of mortgage loans held in its investment portfolio through two CMO structures created during that period.

  The Company invested in investment securities available-for-sale with an average balance of $44.4 million and $1.8 million for the years ended December 31, 1996 and 1995, respectively. The Company had total investment securities available-for-sale and cash and cash equivalents of $86.1 million at December 31, 1996 as compared to $19.7 million at December 31, 1995.

 Expenses

  Expenses for the year ended December 31, 1996 increased to $53.3 million as compared to $2.4 million for the same period in 1995, primarily as a result of an increase in borrowings associated with the financing of the Company's finance receivables, CMO collateral and investment securities available for sale, an increase in the provision for loan losses, and the payment of fees associated with the Management Agreement.

  Interest expense from reverse repurchase borrowings, CMO borrowings or borrowings from SPB increased to $44.1 million for the year ended December 31, 1996 as compared to $1.7 million for the same period in 1995. The increase in interest expense was the result of increased borrowings to finance the growth in the Company's interest earning assets as discussed above.

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

RESULTS OF OPERATIONS; IMPAC FUNDING CORPORATION

Year Ended December 31, 1997 compared to Year Ended December 31, 1996

 Net Income

  Net income for 1997 increased to $8.4 million from $912,000 for the same period in 1996. The increase in net income for 1997 as compared to 1996 was primarily the result of an increase in net interest income of $5.3 million, gain on sale of loans of $11.7 million, and loan servicing income of $2.9 million which was partially offset by increases in other operating expenses of $7.6 million and income taxes of $5.5 million.

 Revenues

  Revenues increased 73% to $72.2 million for 1997 as compared to $41.8 million for 1996 primarily as a result of increases in interest income on mortgage loans held for sale, gain on sale of loans, and loan servicing income.

  Interest income on mortgage loans held for sale increased 46% to $48.0 million for 1997 as compared to $32.8 million for 1996 primarily as the result of increased interest income earned from the acquisition of loans during 1997 as compared to 1996. IFC acquired $2.5 billion in principal balance of mortgages during 1997 as compared to $1.5 billion in principal balance of mortgages acquired during 1996. Additionally, included in the $2.5 billion of loans acquired during 1997, IFC acquired $576.2 million of second trust deed loans purchased in bulk during 1997 as compared to none during 1996. Average mortgage loans held for sale increased 19% to $455.3 million for 1997 as compared to $383.8 million for 1996.

  Gain on sale of loans increased 152% to $19.4 million for 1997 as compared to $7.7 million for 1996. The increase in gain on sale of loans was primarily due to the securitization of loans funded under the Progressive Express(TM) program and whole loan cash sales to third-party investors. IFC acquired $773.7 million of Progressive Express loans during 1997 as compared to $22.0 million of Progressive Express loans acquired during 1996. In addition, IFC sold whole loans to third-party investors totaling $501.7 million during 1997 as compared to $195.4 million during 1996. The sale of mortgage loans during 1997 generated greater profits per loan than IFC earned on the sale of its loans during 1996.

  Loan servicing income increased 215% to $4.1 million for 1997 as compared to $1.3 million for 1996 due to the continued increase in IFC's servicing portfolio. IFC continues to build its loan servicing portfolio as IFC generally retains loan servicing rights on mortgage loans acquired. Total loans serviced at December 31, 1997 were 28,494, or $3.0 billion in principal balance of mortgages, as compared to 11,996, or $1.6 billion in principal balance of mortgages, at December 31, 1996.

 Expenses

  Expenses for 1997 were $57.7 million as compared to $40.2 million for 1996. The increase in expense was primarily the result of increases in interest expense on borrowings of $9.9 million, provision for loan losses and loan repurchases of $2.5 million, amortization of MSR's of $2.2 million, personnel expense of $1.7 million, and other operating expense of $1.2 million.

  Interest expense on borrowings increased 31% to $41.6 million for 1997 as compared to $31.8 million for 1996. The increase was primarily the result of increased interest expense associated with greater reverse repurchase borrowings used to finance the acquisition of $2.5 billion in principal balance of mortgages during 1997 as compared to $1.5 billion in principal balance of mortgages during 1996. Average borrowings increased 16% to $445.5 million for 1997 as compared to $383.2 million for 1996.

  Provision for loan repurchases increased 351% to $3.1 million during 1997 as compared to $687,000 during 1996 primarily as IFC securitized and sold more loans during 1997 as compared to 1996. During 1997, IFC securitized $896.0 million of fixed rate loans as REMIC securitizations and sold $501.7 million of whole loans to third-party investors as compared to $850.3 million and $195.4 million, respectively, during 1996.

  Amortization of MSR's increased 357% to $2.8 million during 1997 as compared to $613,000 during 1996 primarily as IFC amortized servicing rights on $19.0 million of MSR's added during 1997 and 1996 as compared to amortization of servicing rights of $9.4 million of MSR's added during 1996. As IFC's servicing portfolio and, correspondingly, MSR's continue to grow, amortization of servicing rights will continue to increase.

  Personnel expense increased 33% to $6.8 million for 1997 as compared to $5.1 million for 1996 primarily due to an increase in staffing during 1997. IFC employed 155 at December 31, 1997 as compared to 104 at December 31, 1996, which represents a 49% increase. Staff was added in 1997 primarily due to the increase in loan acquisitions to $2.6 billion during 1997 as compared to $1.5 billion during 1996 and due to IFC's new submanagement agreement to provide various services to ICH and ICCC.

Year Ended December 31, 1996 compared to Year Ended December 31, 1995

 Net Income

  Net income for IFC for the year ended December 31, 1996 decreased 39% to $912,000 from $1.5 million for the same period in 1995.

 Revenues

  Revenues for the year ended December 31, 1996 increased to $41.8 million as compared to $10.9 million for the same period in 1995, as a result of an increase in interest income from IFC's mortgage loans held for sale and, to a lesser extent, an increase in gain on sale of loans, offset by a reduction in loan servicing income. The increase in interest income for the year ended December 31, 1996 was the result of IFC retaining mortgage loans held for sale during the period. Prior to the Contribution Transaction, all of IFC's mortgage loans held for sale were retained on the books of ICII, and all income derived from these loans was retained by ICII.

  Gain on sale of loans increased to $7.7 million for the year ended December 31, 1996 as compared to $4.1 million for the same period in 1995, as the result of securitizations of $850.3 million of fixed rate mortgage loans and sales of $195.4 million of mortgage loans to others. During the year ended December 31, 1996, gain on sale of non-conforming mortgage loans generated greater income per loan than IFC earned on the sale of its conforming loans during 1995. Any gains or losses on the sale of loans to IMH are deferred and amortized over the estimated life of the loans. Total deferred gains as a result of the sale of mortgage loans and securities to IMH were $2.5 million for the year ended December 31, 1996.

  Loan servicing income decreased to $1.3 million for the year ended December 31, 1996 as compared to $5.2 million for the same period in 1995 as a result of ICII retaining all mortgage servicing rights on loans previously purchased by IFC which were in existence at November 20, 1995 as part of the Contribution Transaction. Servicing income for the year ended December 31, 1996 relates to loan servicing rights generated only during the period subsequent to November 20, 1995. Total loans serviced at December 31, 1996 were $1.6 billion as compared to $512.1 million at December 31, 1995.

 Expenses

  Expenses for the year ended December 31, 1996 increased to $40.2 million as compared to $8.3 million for the same period in 1995 primarily as a result of an increase in borrowings associated with the financing of IFC's mortgage loans held for sale and, to a lesser extent, increases in the provision for repurchases and personnel expense, offset by a reduction in amortization of mortgage servicing rights. As noted above, prior to the Contribution Transaction, IFC had no mortgage loans held for sale.

  Subsequent to the Contribution Transaction, IFC entered into a warehouse arrangement with IWLG to provide mortgage loan financing during the process of IFC accumulating loans for sale and securitization. As a result of this facility, IFC incurred $31.8 million in interest expense to finance its mortgage loan acquisitions during the year ended December 31, 1996.

  The increase in the provision for repurchases to $687,000 for the year ended December 31, 1996, compared with no such provision in 1995, was the result of management's decision to establish an allowance for estimated losses related to the potential repurchase of previously sold loans that could result from breaches of standard representations and warranties.

  Personnel expenses increased to $5.1 million for the year ended December 31, 1996 as compared to $1.6 million for the same period in 1995 primarily as a result of IFC entering into employment agreements with senior management that became effective on November 20, 1995 and the increase in personnel to process the increased mortgage acquisitions during the year ended December 31, 1996 as compared to the same period in 1995. Prior to the Contribution Transaction, IFC was allocated an apportionment of these individual salaries by ICII. However, ICII retained a substantial portion of the costs associated with the senior management of the Company prior to the Contribution Transaction.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal liquidity requirements result from funding needs arising from the acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment, IMH, and Conduit Operations, IFC, and funding of finance receivables made by the Warehouse Lending Operations, IWLG, under warehouse line agreements. The Long-Term Investment Operations is primarily funded through borrowings from reverse repurchase agreements, the issuance of CMO's, and capital. The Warehouse Lending Operations is funded through borrowings from reverse repurchase agreements and capital. The Conduit Operations is funded through reverse repurchase borrowings from IWLG and third-party lenders under warehouse line agreements and the sale of mortgage loans and mortgage-backed securities.

  The Warehouse Lending Operations finances the acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment and Conduit Operations primarily through borrowings on reverse repurchase agreements with third-party lenders. IWLG has obtained two uncommitted repurchase facilities from major investment banks to provide financing as needed. Terms of the reverse repurchase agreements require that the mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates quoted vary from 65 basis points to 100 basis points over one-month LIBOR, depending on the type of collateral provided by the Company. The margins on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 90% to 98% of the fair market value of the collateral.

  As of December 31, 1997, the Long-Term Investment Operations had $741.9 million of CMO borrowings used to finance $794.9 million of CMO collateral. During 1997, the Long-Term Investment Operations issued $521.7 million in CMOs to finance the acquisition of mortgage loans. The Long-Term Investment Operations uses CMO borrowings to finance substantially all of its mortgage loan investment portfolio as a means of eliminating certain risks associated with reverse repurchase agreements (such as the potential need for deposits of additional collateral) that are not present with CMO borrowings. Terms of the CMO borrowings require that the mortgages be held by an independent third party custodian. The interest rates on the borrowings range from 22 basis points to 130 basis points over one-month LIBOR. Equity in the CMOs is established at the time of issuance and are issued at levels sufficient to achieve desired credit ratings on the securities from the rating agencies.

  During 1997, the Company raised additional capital of $107.8 million, net of offering expenses, through a public common stock offering and from the Company's Dividend Reinvestment and Stock Purchase Plan. Capital raised through the issuance of common stock was used to fund the Long-Term Investment, Warehouse Lending, and Conduit Operations.

  The Conduit Operations has entered into warehouse line agreements to obtain financing up to $1.1 billion from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that IFC accumulates mortgage loans and until the mortgage loans are securitized and sold. The margins on the reverse repurchase agreements are based on the type of collateral used and generally range from 95% to 100% of the fair market value of the collateral. The interest rates on the borrowings are indexed to Bank of America's prime lending rate, which was 8.50% at December 31, 1997.

  The Conduit Operations has entered into a committed warehouse line agreement to obtain financing up to $200.0 million from a major investment bank. The margins on the reverse repurchase agreements are based on the type of collateral used and generally range from 95% to 98% of the fair market value of the collateral. The interest rates on the borrowings are indexed to LIBOR plus a spread of 75 basis points to 125 basis points depending on the type of collateral used.

  The Conduit Operations has also entered into an uncommitted warehouse line agreement to obtain financing as needed from a major investment bank. The margins on the reverse repurchase agreements are based on the type of collateral used and generally range from 95% to 98% of the fair market value of the collateral. The interest rates on the borrowings are indexed to LIBOR plus a spread of 75 basis points.

  During 1997, the Conduit Operations securitized $896.0 million of mortgage loans as REMIC securitizations and sold $1.3 billion of loans to the Long-Term Investment Operations and third-party investors. By securitizing and selling loans on a periodic and consistent basis, the warehouse financing facilities were sufficient to handle IFC's liquidity needs during 1997.

  Net cash provided by (used in) operating activities during the years ended December 31, 1997, 1996 and 1995 was $9.2 million, $6.4 million, and $(72,000), respectively. Net cash provided by operating activities increased during 1997 as compared to 1996 primarily due to an increase in net income after excluding the non-cash effect of the buyout of the Company's Management Agreement with ICAI.

  Net cash used in investing activities for the year ended December 31, 1997, 1996 and 1995 was $(765.6) million, $(330.2) million, and $(629.1) million, respectively. Net cash flows from investing activities decreased during 1997 primarily due to increases in CMO collateral, finance receivables, and mortgage loans held for investment as a result of mortgage loan acquisitions.

  Net cash provided by financing activities for the year ended December 31, 1997, 1996 and 1995 was $750.1 million, $344.1 million, and $631.5 million, respectively. Net cash flows from financing activities increased during 1997 primarily due to increases in reverse repurchase borrowings, CMO borrowings, and proceeds from sale of common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Independent Auditors' Report...............................................  43
Consolidated Balance Sheets................................................  44
Consolidated Statements of Operations......................................  45
Consolidated Statements of Changes in Stockholders' Equity.................  46
Consolidated Statements of Cash Flows......................................  47
Notes to Consolidated Financial Statements.................................  49

                   IMPAC FUNDING CORPORATION AND SUBSIDIARIES

Independent Auditors' Report...............................................  72
Consolidated Balance Sheets................................................  73
Consolidated Statements of Operations......................................  74
Consolidated Statements of Changes in Stockholders' Equity.................  75
Consolidated Statements of Cash Flows......................................  76
Notes to Consolidated Financial Statements.................................  77

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Impac Mortgage Holdings, Inc.:

  We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (formerly Imperial Credit Mortgage Holdings, Inc. and subsidiaries) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                          KPMG Peat Marwick LLP

Orange County, California
February 9, 1998

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                            AT DECEMBER 31,
                                                          --------------------
                                                             1997       1996
                                                          ----------  --------
                         ASSETS
Cash and cash equivalents................................ $   16,214  $ 22,610
Investment securities available-for-sale.................     67,011    63,506
Loan Receivables:
  CMO collateral.........................................    794,893   501,744
  Finance receivables....................................    533,101   362,312
  Mortgage loans held for investment.....................    257,717       914
  Allowance for loan losses..............................     (5,129)   (4,384)
                                                          ----------  --------
    Net loan receivables.................................  1,580,582   860,586
Investment in Impac Funding Corporation..................     27,122     9,896
Due from affiliates......................................     16,679     7,709
Investment in Impac Commercial Holdings, Inc.............     17,985       --
Accrued interest receivable..............................     15,012     7,263
Other real estate owned..................................      5,662       332
Premises and equipment, net..............................      3,866       --
Other assets.............................................      2,679       453
                                                          ----------  --------
                                                          $1,752,812  $972,355
                                                          ==========  ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CMO borrowings........................................... $  741,907  $474,513
Reverse repurchase agreements............................    755,559   357,716
Due to affiliates........................................     12,421        27
Accrued dividends........................................     10,371     5,170
Other liabilities........................................      3,524     5,739
                                                          ----------  --------
Total liabilities........................................  1,523,782   843,165
                                                          ----------  --------
Stockholders' equity:
  Preferred stock, $0.01 par value; 10 million shares
   authorized; none issued or outstanding at December 31,
   1997 and 1996.........................................        --        --
  Common stock, $0.01 par value; 50 million shares
   authorized; 22,545,664 and 9,400,000 shares issued and
   outstanding at December 31, 1997 and 1996,
   respectively..........................................        225        94
  Additional paid-in capital.............................    283,012   135,521
  Investment securities valuation allowance..............     (5,116)   (2,459)
  Cumulative dividends declared..........................    (43,927)  (15,441)
  Notes receivable from common stock sales...............     (1,330)     (720)
  Retained earnings (accumulated deficit)................     (3,834)   12,195
                                                          ----------  --------
Total stockholders' equity...............................    229,030   129,190
                                                          ----------  --------
Commitments and contingencies
Subsequent events
                                                          $1,752,812  $972,355
                                                          ==========  ========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                       ------------------------
                                                         1997     1996    1995
                                                       --------  ------- ------
Revenues:
  Interest income..................................... $109,533  $63,673 $2,851
  Equity in net income of Impac Funding Corporation...    8,316      903  1,489
  Equity in net loss of Impac Commercial Holdings,
   Inc................................................     (239)     --     --
  Other income........................................    2,249      593    244
                                                       --------  ------- ------
                                                        119,859   65,169  4,584
                                                       --------  ------- ------
Expenses:
  Interest on CMO borrowings and reverse repurchase
   agreements.........................................   76,577   44,144  1,116
  Interest on borrowings from SPB.....................      --       --     599
  Provision for loan losses...........................    6,843    4,350    488
  Advisory fee........................................    6,242    3,347     38
  Professional services...............................    1,117      741     54
  General and administrative expense..................      403      398     64
  Personnel expense...................................      331      310     91
  Termination agreement expense.......................   44,375      --     --
                                                       --------  ------- ------
                                                        135,888   53,290  2,450
                                                       --------  ------- ------
  Income (loss) before income taxes...................  (16,029)  11,879  2,134
Income taxes..........................................      --      --       76
  Net income (loss)................................... $(16,029) $11,879 $2,058
                                                       ========  ======= ======
  Net income (loss) per share--basic.................. $  (0.99) $  1.34 $ 0.05
                                                       ========  ======= ======
  Net income (loss) per share--diluted................ $  (0.99) $  1.32 $ 0.05
                                                       ========  ======= ======



          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     NOTES
                                                                                   RECEIVABLE
                                                             INVESTMENT               FROM      RETAINED
                    NUMBER OF         ADDITIONAL             SECURITIES CUMULATIVE   COMMON     EARNINGS       TOTAL
                     SHARES    COMMON  PAID-IN   CONTRIBUTED VALUATION  DIVIDENDS    STOCK    (ACCUMULATED STOCKHOLDERS'
                   OUTSTANDING STOCK   CAPITAL     CAPITAL   ALLOWANCE   DECLARED    SALES      DEFICIT)      EQUITY
                   ----------- ------ ---------- ----------- ---------- ---------- ---------- ------------ -------------
Balance, December
 31, 1994........         --   $ --    $    --      $ 356     $   --     $    --    $   --      $  6,496     $  6,852
Contributions
 Transaction.....     500,000      5        515      (356)        --          --        --        (8,239)      (8,075)
Net proceeds,
 from initial
 public offering.   3,750,000     38     44,456       --          --          --        --           --        44,494
Net income, 1995.         --     --         --        --          --          --        --         2,058        2,058
Securities
 valuation
 allowance, net..         --     --         --        --          (93)        --        --           --           (93)
                   ----------  -----   --------     -----     -------    --------   -------     --------     --------
Balance, December
 31, 1995........   4,250,000     43     44,971       --          (93)        --        --           315       45,236
Cumulative
 dividends
 declared ($1.61
 per share)......         --     --         --        --          --      (15,441)      --           --       (15,441)
Net proceeds from
 public stock
 offerings.......   5,000,000     50     87,888       --          --          --        --           --        87,938
Sale of common
 stock...........     105,000      1      2,078       --          --          --        --           --         2,080
Exercise of stock
 options ($8.67
 per share)......      45,000    --         584       --          --          --        --           --           584
Notes receivable
 from common
 stock sales.....         --     --         --        --          --          --       (720)         --          (720)
Net income, 1996.         --     --         --        --          --          --        --        11,879       11,879
Securities
 valuation
 allowance, net..         --     --         --        --       (2,366)        --        --           --        (2,366)
                   ----------  -----   --------     -----     -------    --------   -------     --------     --------
Balance, December
 31, 1996........   9,400,000     94    135,521       --       (2,459)    (15,441)     (720)      12,195      129,190
Cumulative
 dividends
 declared ($1.68
 per share)......         --     --         --        --          --      (28,486)      --           --       (28,486)
Net proceeds from
 public stock
 offerings.......   3,229,906     32     83,088       --          --          --        --           --        83,120
Proceeds from
 dividend
 reinvestment and
 stock purchase
 plan............   1,062,844     11     24,678       --          --          --        --           --        24,689
Proceeds from
 exercise of
 stock options...      72,966      1        935       --          --          --        --           --           936
Notes receivable
 from common
 stock sales.....         --     --         --        --          --          --       (610)         --          (610)
Stock issued for
 termination of
 Management
 Agreement.......   2,009,310     20     35,017       --          --          --        --           --        35,037
Gain on sale of
 ICH preferred
 stock...........         --     --       3,840       --          --          --        --           --         3,840
3-for-2 stock
 split...........   6,770,638     67        (67)      --          --          --        --           --           --
Net income, 1997.         --     --         --        --          --          --        --       (16,029)     (16,029)
Securities
 valuation
 allowance, net..         --     --         --        --       (2,657)        --        --           --        (2,657)
                   ----------  -----   --------     -----     -------    --------   -------     --------     --------
Balance, December
 31, 1997........  22,545,664  $ 225   $283,012     $ --      $(5,116)   $(43,927)  $(1,330)    $ (3,834)    $229,030
                   ==========  =====   ========     =====     =======    ========   =======     ========     ========


          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                FOR THE YEAR ENDED DECEMBER
                                                            31,
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
Cash flows from operating activities:
Net income (loss)............................  $ (16,029) $  11,879  $   2,058
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Equity in net income of Impac Funding Cor-
   poration..................................     (8,316)      (903)    (1,489)
  Equity in net loss of Impac Commercial
   Holdings, Inc. ...........................        239        --         --
  Provision for loan losses..................      6,843      4,350        488
  Buyout of Management Agreement.............     44,375        --         --
  Depreciation and amortization..............         75        --         --
  Net change in accrued interest receivables.     (7,749)    (5,618)    (1,701)
  Net change in other assets and liabilities.    (10,274)    (3,299)       572
                                               ---------  ---------  ---------
    Net cash provided by (used in) operating
     activities..............................      9,164      6,409        (72)
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Net change in CMO collateral...............   (299,600)  (501,744)       --
  Net change in finance receivables..........   (161,533)   220,709   (602,737)
  Net change in mortgage loans held for in-
   vestment..................................   (269,681)      (980)       --
  Purchases of investment securities avail-
   able-for-sale.............................    (12,555)   (64,331)   (17,471)
  Sales of investment securities available-
   for-sale..................................      9,637     14,370        --
  Principal reductions on securities avail-
   able-for-sale.............................     (3,244)     1,468        --
  Proceeds from sale of other real estate
   owned.....................................      7,902        --         --
  Purchase of premises and equipment.........     (3,941)       --         --
  Contributions to Impac Funding Corporation.     (8,910)    (8,128)      (495)
  Contributions to Impac Commercial Holdings,
   Inc.......................................    (15,123)       --         --
  Purchase of equity in residual interests in
   securitizations from IFC..................     (9,338)       --         --
  Dividends from investment in Impac Commer-
   cial Holdings, Inc. ......................        739        --         --
  Net decrease (increase) in lease payment
   receivables...............................        --       8,441     (8,441)
                                               ---------  ---------  ---------
    Net cash used in investing activities....   (765,647)  (330,195)  (629,144)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from public stock offerings, net..     83,120     87,938     44,493
  Net change in borrowings from SPB..........        --         --      19,280
  Net change in reverse repurchase agree-
   ments.....................................    397,843   (210,012)   567,727
  Net change in CMO borrowings...............    267,394    474,513        --
  Dividends paid.............................    (23,285)   (10,271)       --
  Proceeds from sale of additional common
   stock.....................................     24,689      2,080        --
  Proceeds from exercise of stock options....        936        584        --
  Advances to purchase common stock..........       (610)      (720)       --
                                               ---------  ---------  ---------
    Net cash provided by financing activi-
     ties....................................    750,087    344,112    631,500
                                               ---------  ---------  ---------
Net change in cash and cash equivalents......     (6,396)    20,326      2,284
Cash and cash equivalents at beginning of
 year........................................     22,610      2,284        --
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year.....  $  16,214  $  22,610  $   2,284
                                               =========  =========  =========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                         (DOLLAR AMOUNTS IN THOUSANDS)

Supplementary information:
  Interest paid...................................... $73,053  $42,545  $   715
Non-cash transactions:
Contribution Transaction on November 20, 1995 net
 assets reverted to ICII and SPB:
  Finance receivables................................     --       --    22,353
  Investment in IFC..................................     --       --     7,973
  Accrued interest receivable........................     --       --        61
  Borrowings from SPB................................     --       --    21,791
  Contributed capital................................     --       --       358
  Retained earnings..................................     --       --     8,238
Contribution by ICII of 100% of the preferred stock
 of Impac Funding Corporation (representing 99%
 economic interest)..................................     --       --       520
Increase in Securities Valuation Allowance...........  (2,657)  (2,366)     (93)
Gain on sale of subsidiary preferred stock...........   3,840      --       --
Issuance of stock to ICAI for termination of Manage-
 ment Agreement......................................  35,037      --       --
Transfer of loans held for investment to other real
 estate owned........................................   6,780      --       --
Transfer of CMO collateral to other real estate
 owned...............................................   6,451      --       --
Accrued dividends....................................  10,371    5,170      --




          See accompanying notes to consolidated financial statements.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

1. BUSINESS

  Impac Mortgage Holdings, Inc. (IMH) and its wholly-owned subsidiaries, Impac Warehouse Lending Group, Inc. (IWLG), IMH Assets Corporation (IMH Assets), and IMH/ICH Dove St. LLC (Dove), is a Maryland corporation formed on August 28, 1995 that operates three businesses: the Long-Term Investment Operations, the Warehouse Lending Operations and the Conduit Operations. Prior to the Contribution Transaction, IWLG, formerly Imperial Warehouse Lending Group, Inc. and Impac Funding Corporation (IFC), formerly ICI Funding Corporation, were previously owned and operated by Imperial Credit Industries, Inc. (ICII) a leading diversified financial services company. IMH intends to operate so as to qualify as a real estate investment trust (REIT) under the requirements of the Internal Revenue Code.

  The Long-Term Investment Operations conducted by IMH and IMH Assets, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans. The Long-Term Investment Operations also invests, to a lesser extent, in second mortgages. The Conduit Operations, conducted by IFC, primarily purchases non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of third party correspondents and subsequently securitizes or sells such loans to permanent investors. IFC, in addition to its ongoing securitizations and sales to third party investors, supports the Long-Term Investment Operations of the Company by supplying IMH with non-conforming mortgage loans and securities backed by non-conforming mortgage loans. The Warehouse Lending Operations conducted by IWLG provides short-term lines of credit to affiliated companies and other approved mortgage banks, most of which are correspondents of IFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors.

2. CONTRIBUTION TRANSACTION

  On November 20, 1995, the effective date of IMH's initial public offering (Initial Public Offering), ICII contributed to IFC certain operating assets and certain customer lists of ICII's mortgage conduit operations, including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans, subject to rate locks from correspondents, in exchange for shares representing 100% of the common stock and 100% of the non-voting preferred stock of IFC. Simultaneously, on the effective date of the Initial Public Offering, in exchange for 500,000 shares of IMH Common Stock, ICII (1) contributed to IMH all of the outstanding non-voting preferred stock of IFC, which represents 99% of the economic interest in IFC, (2) caused SPB, a wholly owned subsidiary of ICII, to contribute to IMH certain operating assets and certain customer lists of SPB's warehouse lending division, and (3) executed an agreement not to compete and a right of first refusal agreement, each having a term of two years from the effective date of the Initial Public Offering. This contribution is known as the "Contribution Transaction." All of the outstanding shares of common stock of IFC were retained by ICII. Lastly, IMH contributed all of the aforementioned operating assets of SPB's warehouse lending operations, which was contributed to IMH by SPB, to IWLG in exchange for shares representing 100% of the common stock of IWLG thereby forming it as a wholly owned subsidiary. On the effective date of the Initial Public Offering, the net tangible book value of the assets contributed pursuant to the Contribution Transaction was $525,000. The assets contributed were recorded by IMH at the net book value of SPB and ICII. ICII and SPB retained all other assets and liabilities related to the contributed operations which consist of mortgage servicing rights (MSRs), finance receivables and advances made by ICII and SPB to fund mortgage conduit loan acquisitions and to fund finance receivables.

3. FINANCIAL STATEMENT PRESENTATION

  Prior to the Contribution Transaction, the operations of IWLG are combined with the Company in a manner similar to a "pooling-of-interests" with the accompanying consolidated financial statements and notes reflecting the historical operations of IWLG for those periods presented. The historical operations of IWLG have been

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES presented in the consolidated financial statements for the period January 1, 1995 to November 19, 1995 as a stand-alone company. Certain adjustments, as described below, were made to historical operations in order to provide fair presentation of the financial operations of IWLG.

  The Company is entitled to 99% of the earnings or losses of IFC through its ownership of all of the non-voting preferred stock of IFC. As such, the Company records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. Gain or loss on the sale of loans or securities by IFC to IMH are deferred and amortized or accreted for gain or loss on sale over the estimated life of the loans or securities using the interest method.

  The Company is entitled to 17.4% of the earnings or losses of ICH through its ownership of 719,789 shares of ICH Common Stock and 674,211 shares of ICH Class A Common Stock. As such, the Company records its investment in ICH using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses.

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

  All significant intercompany balances and transactions with IMH's consolidated subsidiaries (IWLG, IMH Assets and Dove) have been eliminated in consolidation. Certain items in prior periods have been reclassified to conform to the current presentation.

4. CASH AND CASH EQUIVALENTS

  For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash and money market mutual funds. The Company considers investments with maturities of three months or less at date of acquisition to be cash equivalents.

5. BORROWINGS FROM SPB

  Historical operations of IWLG have been adjusted to reflect the funding of net assets by SPB. These borrowings were recorded at no more than 98% of total finance receivables which is the maximum advance rate allowed under current ICII warehouse lines of credit. Additionally, the historical operations of IWLG have been adjusted to reflect the estimated interest charges on these borrowings. In order to reflect all costs of doing business in the financial statements, interest charges have been allocated to IWLG in the accompanying consolidated statements of operations.

  The interest charges allocated are based upon estimated average borrowing balances of IWLG and SPB's average cost of funds, which were computed based on a weighted average of SPB borrowings. The average borrowings and interest rates used to determine the interest on IWLG borrowings are as follows:

                                                         JANUARY 1, 1995 THROUGH
                                                            NOVEMBER 19, 1995
                                                         -----------------------
                                                         (DOLLARS IN THOUSANDS)
   Estimated average borrowings.........................         $11,258
   Interest rate........................................            5.80%
   Interest allocation..................................         $   598

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

6. EQUITY

  Prior to the effective date of the offering, IWLG had no capital or retained earnings recorded in its accounts. To properly reflect the historical financial operations of IWLG, retained earnings were recorded as a result of net income or loss from operations on an adjusted historical basis.

7. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

  The Company classifies investment and mortgage-backed securities as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment and mortgage-backed securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses, net of related income taxes, as a separate component of stockholders' equity, and trading securities are reported at fair value with unrealized gains and losses reported in income. The Company's investment securities are held as available-for-sale, reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. As the Company qualifies as a REIT and no income taxes are paid, the unrealized gains and losses are reported gross in stockholders' equity. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method.

8. MORTGAGE LOANS HELD FOR INVESTMENT AND COLLATERAL FOR CMOS

  The Company purchases certain non-conforming mortgage loans to be held as long-term investments or as collateral for CMOs. Mortgage loans held for investment and CMO collateral are recorded at cost at the date of purchase. Mortgage loans held for investment and CMO collateral include various types of adjustable-rate loans secured by mortgages on single-family residential real estate properties and fixed-rate loans secured by second trust deeds on single-family residential real estate properties. Premiums and discounts related to these loans are amortized over their estimated lives using the interest method. Loans are continually evaluated for collectibility and, if appropriate, the loan may be placed on non-accrual status, generally when 90 days past due, and previously accrued interest reversed from income

9. FINANCE RECEIVABLES

  Finance receivables represent transactions with customers, including affiliated companies, involving residential real estate lending. As a warehouse lender, the Company is a secured creditor of the mortgage bankers and brokers to which it extends credit and is subject to the risks inherent in that status including, the risk of borrower default and bankruptcy. Any claim of the Company as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. The Company's finance receivables represent warehouse lines of credit with mortgage banking companies collateralized by mortgage loans on single family residences. Finance receivables are stated at the principal balance outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the loans. Finance receivables are continually evaluated for collectibility and, if appropriate, the receivable is placed on non-accrual status, generally when 90 days past due. Future collections of interest income are included in interest income or applied to the loan balance based on an assessment of the likelihood that the loans will be repaid.

10. ALLOWANCE FOR LOAN LOSSES

  The Company maintains an allowance for losses on mortgage loans held for investment, collateral for CMOs, and finance receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the mortgage loans portfolio. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay. A provision is recorded for all loans or portions thereof deemed to be uncollectible thereby increasing the allowance for loan losses. Subsequent recoveries on mortgage loans previously charged off are credited back to the allowance.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

11. COLLATERALIZED MORTGAGE OBLIGATIONS

  The Company issues CMOs, which are primarily secured by non-conforming mortgage loans on single-family residential real property, as a means of financing its Long-Term Investment Operations. For accounting and tax purposes, mortgage loans financed through the issuance of CMOs are treated as assets of the Company and the CMOs are treated as debt of the Company. Each issue of CMOs are fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt and any investment income on such collateral. The maturity of each class of CMO is directly affected by the rate of principal prepayments on the related CMO collateral. Each CMO series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than the stated maturities of the underlying mortgage loans.

12. INCOME TAXES

  IWLG did not record income taxes in its historical operations. The accompanying consolidated financial statements reflect income taxes for IWLG as if it had been a separate subsidiary of SPB for the period from January 1, 1995 through November 19, 1995. As a separate subsidiary of SPB, IWLG would file a consolidated Federal income tax return and a combined California franchise tax return with ICII. ICII's income tax allocation policy for financial statement purposes is to allocate income tax provision or benefit based on income (loss) before income taxes (benefit) of each entity within its consolidated group, adjusted for nontaxable or nondeductible items of income and expense. IFC's taxable income is included in ICII's Federal and State income tax returns. Post-Contribution, IFC files its own tax return.

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

  IMH operates so as to qualify as a real estate investment trust (REIT) under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of IMH's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 95% of its taxable income to its stockholders, the distribution of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax and the remaining balance may extend until timely filing of its tax return in its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. Although IMH did not make any distributions during the calendar year of 1995, it retained its qualified REIT status and eliminated its 1995 taxable income by making a qualified distribution after the close of the 1995 taxable year in accordance with the provisions of section 858 of the Code. IMH satisfied the requirements of section 858 of the Code and elected to apply amounts out of its first distributions in calendar year 1996 to effectively distribute 100% of its 1995 taxable income. The 1995 provision for income taxes for IMH in the consolidated financial statements pertains to the period prior to the Contribution Transaction. If in any tax year IMH should not qualify as a REIT, it would be taxed as a corporation and distributions to the stockholders would not be deductible in computing taxable income. If IMH were to fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years.

13. NET INCOME (LOSS) PER SHARE

  Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement replaces the previously reported primary and fully

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

  Net income (loss) per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding for the period. Basic and dilutive earnings per share are approximately the same for all periods presented. Of the dividends paid during 1997, approximately $5.5 million represented a tax-free return of capital. There was no return of capital paid to stockholders during 1996 and 1995.

  Net income per share, after giving effect to the 3-for-2 stock split effective November 24, 1997, for December 31, 1997, 1996 and for the period from November 20, 1995 through December 31, 1995 as if all stock options and ICII ownership interest in IMH were outstanding for these periods is shown:

                                                              NOVEMBER 20, 1995
                             YEAR ENDED        YEAR ENDED          THROUGH
                          DECEMBER 31, 1997 DECEMBER 31, 1996 DECEMBER 31, 1995
                          ----------------- ----------------- -----------------
NUMERATOR:
  Numerator for basic
   earnings per share--
    Net income (loss)....   $(16,029,309)      $11,879,438       $  315,443
                            ============       ===========       ==========
DENOMINATOR:
  Denominator for basic
   earnings per share--
    Weighted average
     number of common
     shares outstanding
     during the period...     16,267,258         8,862,695        6,426,015
    Net effect of
     dilutive stock
     options.............            --            149,689           12,522
                            ------------       -----------       ----------
  Denominator for diluted
   earnings per share....     16,267,258         9,012,384        6,438,537
                            ============       ===========       ==========
  Net income (loss) per
   share--basic..........   $      (0.99)      $      1.34       $     0.05
                            ============       ===========       ==========
  Net income (loss) per
   share--diluted........   $      (0.99)      $      1.32       $     0.05
                            ============       ===========       ==========

  Antidilutive options outstanding as of December 31, 1997, 1996 and 1995 were 210,110, none and none, respectively.

  Net income per share for the year ended December 31, 1995 is not presented as the information is not meaningful.

14. MORTGAGE SERVICING RIGHTS

  On May 12, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122), as an amendment to SFAS 65. The Company elected to adopt this standard for the year ended December 31, 1995. The impact on the Company from adoption of SFAS 122 is only to the extent mortgage servicing rights are recognized by IFC.

  In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supersedes SFAS 122. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 requires that liabilities and derivatives

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfers. SFAS 125 includes specific provisions to deal with servicing assets or liabilities.

  SFAS 125 was effective for transactions occurring after December 31, 1996 except for certain transactions which according to Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB 125," will be effective if occurring after December 31, 1997. The Company adopted SFAS 125 on January 1, 1997 with no significant impact on the Company's financial position or results of operations.

15. RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" (SFAS No. 130) and "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), respectively (collectively, the Statements). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130 and SFAS No. 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTE B--INVESTMENT SECURITIES AVAILABLE-FOR-SALE

  The Company's mortgage-backed securities are primarily secured by conventional, one-to-four family mortgage loans. The yield to maturity on each security depends on, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate, and interest rate fluctuations. The Company's interest in these securities is subordinated so that, in the event of a loss, payments to senior certificate holders will be made before the Company receives its payments. At December 31, 1997 and 1996, the Company's investment securities available-for-sale included $47.4 million and $37.9 million, respectively, of subordinated securities collateralized by mortgages and $4.8 million and $15.4 million, respectively, of subordinated securities collateralized by other loans. In connection with the issuance of REMICs by IFC for the year ended December 31, 1997 and 1996, IMH purchased $12.6 million and $15.4 million, respectively, of securities as regular interests. At December 31, 1997 and 1996, such regular interests included $431,000 and $117,000, respectively, of "principal-only" and $8.1 million and $10.1 million of "interest-only" securities. Such retained securities or investments may subject the Company to credit, interest rate and/or prepayment risks. The amortized cost and estimated fair value of mortgage-backed securities available-for-sale and other collateralized securities available-for-sale are summarized as follows:

                                                  GROSS      GROSS
                                      AMORTIZED UNREALIZED UNREALIZED ESTIMATED
                                        COST       GAIN       LOSS    FAIR VALUE
                                      --------- ---------- ---------- ----------
                                                    (IN THOUSANDS)
At December 31, 1997:
  Mortgage-backed securities.........  $66,811     $771      $5,384    $62,198
  Other collateralized securities....    5,316      --          503      4,813
                                       -------     ----      ------    -------
                                       $72,127     $771      $5,887    $67,011
                                       =======     ====      ======    =======
At December 31, 1996:
  Mortgage-backed securities.........  $51,221     $  2      $3,084    $48,139
  Other collateralized securities....   14,744      623         --      15,367
                                       -------     ----      ------    -------
                                       $65,965     $625      $3,084    $63,506
                                       =======     ====      ======    =======

NOTE C--MORTGAGE LOANS HELD FOR INVESTMENT

  Mortgage loans held for investment include various types of adjustable-rate loans secured by mortgages on single-family residential real estate properties and fixed-rate loans secured by second trust deeds on single-family residential real estate properties. During the year ended December 31, 1997 and 1996, IMH purchased $877.1 million and $591.6 million, respectively, of mortgage loans from IFC. Of the $877.1 million of mortgages IMH purchased during 1997, IMH purchased $208.6 million of fixed-rate mortgage loans secured by second liens on single family residential properties with loan-to-value ratios of approximately 125% from Preferred Credit Corporation. As of December 31, 1997, the principal balance outstanding of 125 Loans was $197.6 million. At December 31, 1997 and 1996, approximately 29% and 82% of mortgage loans held for investment were collateralized by properties located in California. Mortgage loans held for investment consisted of the following:

                                                                   AT DECEMBER
                                                                       31,
                                                                  -------------
                                                                    1997   1996
                                                                  -------- ----
                                                                       (IN
                                                                   THOUSANDS)
Adjustable rate loans secured by single-family residential real estate.......................................................... $ 49,392 $841
Fixed rate loans secured by second trust deeds on single-family residential real estate.........................................  197,634  --
Unamortized net premiums on loans................................   10,691   73
                                                                  -------- ----
                                                                  $257,717 $914
                                                                  ======== ====

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  At December 31, 1997, there were $6.4 million of mortgage loans held for investment which were not accruing interest due to the delinquent nature of the mortgages. If interest on such loans had been accrued for the year ended December 31, 1997, interest income would have increased by $298,721.

NOTE D--COLLATERAL FOR CMOS

  Collateral for CMOs includes various types of adjustable-rate loans secured by mortgages on single-family residential real estate properties and fixed-rate loans secured by second trust deeds on single-family residential real estate properties. During the year ended December 31, 1997 and 1996, $521.7 million and $556.1 million, respectively, of CMOs were issued and collateralized by $533.9 million and $567.0 million, respectively, of mortgage loans. At December 31, 1997 and 1996, approximately 53% and 56%, respectively, of CMO collateral was collateralized by properties located in California.

  Collateral for CMOs consisted of the following:

                                                               AT DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
Adjustable rate loans secured by single-family residential
 real estate................................................. $732,033 $486,402
Fixed rate loans secured by second trust deeds on single-
 family residential real estate..............................   30,906      --
Unamortized net premiums on loans............................   28,617   13,508
Securitization expenses......................................    3,337    1,834
                                                              -------- --------
                                                              $794,893 $501,744
                                                              ======== ========

NOTE E--FINANCE RECEIVABLES

  The Company could suffer losses on its warehouse lines if a significant decline in regional economic conditions or other regional catastrophe results in mortgage banking companies being unable to sell their mortgage loans. These factors could also result in fewer mortgage loans available for warehouse lending by the Company and ultimately a decline in interest income and fee income. Finance receivables consisted of the following:

                                                               AT DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
   Due from IFC.............................................. $454,840 $327,422
   Due from Impac Commercial Capital Corporation.............    8,508      --
   Due from Walsh Securities, Inc. ..........................   10,969      --
   Due from other mortgage banking companies.................   58,784   34,890
                                                              -------- --------
                                                              $533,101 $362,312
                                                              ======== ========

  The Company earns interest rates at prime, which was 8.50% and 8.25% as of December 31, 1997 and 1996, respectively, on warehouse lines to affiliated companies and prime to prime plus four percent on its warehouse lines to other mortgage banking companies. The warehouse lines have maturities that range from on-demand to one year and are generally collateralized by mortgages on single-family residential real estate.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTE F--PREMISES AND EQUIPMENT, NET

  Premises and equipment consisted of the following:

                                                                 AT DECEMBER 31,
                                                                      1997
                                                                 ---------------
                                                                 (IN THOUSANDS)
  Premises and equipment........................................     $3,941
  Less accumulated depreciation.................................        (75)
                                                                     ------
                                                                     $3,866
                                                                     ======

  The Company had no premises and equipment recorded at December 31, 1996.

NOTE G--ALLOWANCE FOR LOAN LOSSES

  Activity for allowance for loan losses was as follows:

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                            --------------------
                                                              1997       1996
                                                            ---------  ---------
                                                              (IN THOUSANDS)
  Balance, beginning of period............................. $   4,384  $    100
  Provision for loan losses................................     6,843     4,350
  Charge-offs..............................................    (4,748)     (146)
  Loss on sale of delinquent loans.........................    (1,350)      --
  Recoveries...............................................       --         80
                                                            ---------  --------
  Balance, end of period................................... $   5,129  $  4,384
                                                            =========  ========

NOTE H--REVERSE REPURCHASE AGREEMENTS

  The Company enters into reverse repurchase agreements with major brokerage firms to finance its Warehouse Lending Operations and to fund the purchase of mortgage loans and mortgage-backed securities. Mortgage loans underlying reverse repurchase agreements are delivered to dealers that arrange the transactions. The reverse repurchase agreements are uncommitted lines, which may be withdrawn at any time, that provide financing as needed by the Company. The following tables sets forth information regarding reverse repurchase agreements:

                                                AT DECEMBER 31, 1997
                                                   (IN THOUSANDS)
                                    --------------------------------------------
                                                REVERSE
                                     TYPE OF   REPURCHASE UNDERLYING  MATURITY
                                    COLLATERAL LIABILITY  COLLATERAL    DATE
                                    ---------- ---------- ---------- -----------
     Lender A......................  Mortgages  $741,469   $759,819  Uncommitted
     Lender B......................  Mortgages     4,986      5,182  Uncommitted
     Lender C...................... Securities     9,104     12,091     1/2/1998
                                                --------   --------
       Total.......................             $755,559   $777,092
                                                ========   ========

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                                                 AT DECEMBER 31, 1997
                                                    (IN THOUSANDS)
                                      ------------------------------------------
                                                  REVERSE
                                       TYPE OF   REPURCHASE UNDERLYING MATURITY
                                      COLLATERAL LIABILITY  COLLATERAL   DATE
                                      ---------- ---------- ---------- ---------
     Lender A........................  Mortgages  $244,960   $258,559  2/28/1997
     Lender B........................  Mortgages    99,144    110,540  7/28/1997
     Greenwich Capital............... Securities     9,692     10,710   1/7/1997
     Bear Stearns.................... Securities     3,920      5,003  1/29/1997
                                                  --------   --------
       Total.........................             $357,716   $384,812
                                                  ========   ========

  At December 31, 1997 and December 31, 1996, reverse repurchase agreements includes accrued interest payable of $5.4 million and $2.2 million, respectively.

  The maximum amount available under reverse repurchase agreements at December 31, 1997 and 1996 was $755.6 million and $750.0 million, respectively.

  The following table presents certain information on reverse repurchase agreements, excluding accrued interest payable:

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
  Maximum Month-End Outstanding Balance............... $   924,638  $   475,550
  Average Balance Outstanding.........................     609,017      392,850
  Weighted Average Rate...............................        6.52%        6.19%

NOTE I--CMO BORROWINGS

  The following table sets forth CMOs issued by the Company, CMOs outstanding as of December 31, 1997, and certain interest rate information:

                                                                INTEREST               INTEREST
                                                                   RATE     INTEREST     RATE
                                                                 MARGIN       RATE      MARGIN
                                                                  OVER       MARGIN     AFTER
  ISSUE                               ISSUANCE        CMOS      ONE-MONTH  ADJUSTMENT ADJUSTMENT
   DATE         ISSUANCE NAME          AMOUNT     OUTSTANDING     LIBOR       DATE       DATE
 -------- ------------------------  ------------  ------------  ---------  ---------- ----------
                                    (IN MILLIONS) (IN MILLIONS)
 4/22/96  Fund America
          Investor Trust V........    $  296.3       $151.9          0.50%   6/2003        1.00%
 8/27/96  Imperial CMB
          Trust Series 1996-1.....       259.8        128.0          0.32%  10/2003        1.32%
                                      --------       ------
                                         556.1        279.9
                                      --------       ------
 5/22/97  Imperial CMB
          Trust Series 1997-1.....       348.0        288.2          0.22%   7/2004        0.44%
 12/10/97 Imperial CMB
          Trust Series 1997-2.....       173.7        173.0     0.26-1.30%   1/2005   0.52-2.60%
                                      --------       ------
                                         521.7        461.2
                                      --------       ------
          Accrued Interest........         --           0.8
                                      --------       ------
                                      $1,077.8       $741.9
                                      ========       ======

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTE J--INCOME TAXES

  The Company, as a qualified REIT for the year ended December 31, 1997 and 1996, and for the period from November 20, 1995 to December 31, 1995 is not subject to income taxes. The Company's income taxes for the period prior to its formation of IMH as a REIT are as follows:

                                                                JANUARY 1, 1995
                                                                    THROUGH
                                                               NOVEMBER 19, 1995
                                                               -----------------
                                                                (IN THOUSANDS)
   Current:
     Federal..................................................        $37
     State....................................................          2
                                                                      ---
       Total current..........................................         39
                                                                      ---
   Deferred:
     Federal..................................................         26
     State....................................................         11
                                                                      ---
       Total deferred.........................................         37
                                                                      ---
   Total income taxes.........................................        $76
                                                                      ===

  The income tax provision prior to the formation of IMH as a REIT differs from statutory Federal corporate income tax rate primarily due to state income taxes and equity in earnings of IFC. The Company had no deferred taxes at December 31, 1997, 1996 and 1995.

NOTE K--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments as of December 31, 1997 and 1996 is made in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments." The estimated fair value amounts have been determined by IMH using available market information and appropriate valuation methodologies, however, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts IMH could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                         DECEMBER 31, 1997   DECEMBER 31, 1996
                                        ------------------- -------------------
                                        CARRYING ESTIMATED  CARRYING ESTIMATED
                                         AMOUNT  FAIR VALUE  AMOUNT  FAIR VALUE
                                        -------- ---------- -------- ----------
                ASSETS:                             (IN THOUSANDS)
Cash and cash equivalents.............. $ 16,214  $ 16,214  $ 22,610  $ 22,610
Investment securities available-for-
 sale..................................   67,011    67,011    63,506    63,506
CMO collateral.........................  794,893   802,044   501,744   503,962
Finance receivables....................  533,101   533,101   362,312   362,312
Mortgage loans held for investment.....  257,717   257,717       914       914
             LIABILITIES:
CMO Borrowings, net of accrued inter-
 est...................................  741,092   741,092   474,045   474,045
Reverse-repurchase agreements, net of
 accrued interest......................  750,174   750,174   355,508   355,508

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  The fair value estimates as of December 31, 1997 and 1996 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

  The following describes the methods and assumptions used by IMH in estimating fair values.

 Cash and Cash Equivalents

  Fair value approximates carrying amounts as these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

 Investment Securities Available-for-Sale

  Fair value is estimated based on quoted market prices from dealers and brokers for similar types of mortgage-backed securities.

 Collateral for CMOs

  Fair value is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans.

 Finance Receivables

  Fair value approximates carrying amounts due to the short-term nature of the assets and do not present unanticipated interest rate or credit concerns.

 Mortgage Loans Held for Investment

  Fair value is estimated based on estimates of proceeds the Company would receive from the sale of the underlying collateral of each loan.

 CMO Borrowings

  Fair value approximates carrying amounts due to the variable interest rate nature of the borrowings.

 Reverse Repurchase Agreements

  Fair value approximates carrying amounts due to the short-term nature of the liabilities and do not present unanticipated interest rate or credit concerns.

NOTE L--EMPLOYEE BENEFIT PLANS

 Profit Sharing and 401(k) Plan

  The Company does not have its own 401(K) or profit sharing plan. As such, employees of the Company participate in ICII's 401(K) plan. Under ICII's 401(K) plan, employees of the Company may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. Additional Company contributions may be made at the discretion of the Company. The Company's matching and discretionary contributions were not significant for any period presented.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTE M--RELATED PARTY TRANSACTIONS

 Related Party Cost Allocations

  Prior to the Contribution Transaction, IWLG was allocated various costs from SPB and charged for certain ICII services. The costs of these services were not directly attributable to IWLG and primarily include general corporate overhead such as human resources, data processing, professional services, telephone and other communications, and general and administrative expense including a fixed asset user charge. These expenses were allocated or charged on a per employee basis, in most cases, which management believes was reasonable. Total related party allocations and charges for period from January 1, 1995 through November 19, 1995 were $46,865.

  On the effective date of the IPO, IMH entered into a services agreement with ICII under which ICII provides various services to the Company, including data processing, human resource administration, general ledger accounts, check processing, remittance processing and payment of accounts payable. ICII charges fees for each of the services based upon usage. As part of the services provided, ICII provides IWLG with insurance coverage and self-insurance programs, including health insurance. The charge to IWLG for coverage is based upon a pro rata portion of the costs to ICII for its various policies. Total charges for the year ended December 31, 1997 and 1996 and for the Interim Period were $7,900, $54,981 and $4,462, respectively. In December 1996, IFC began providing data processing, professional services and accounting functions to the Company while ICII continues to provide human resource administration functions thereby reducing the Company's cost allocations from ICII.

  IMH and IWLG are allocated data processing, executive and operations management, and accounting services that IFC incurs during the normal course of business. IFC charges IMH and IWLG for these services based upon usage which management believes was reasonable. Total cost allocations charged to IMH and IWLG by IFC for the year ended December 31, 1997 were $384,767.

  IMH has entered into a premises operating sublease agreement with ICII (see Note N--Commitments and Contingencies) to rent approximately 33,000 square feet of office space in Santa Ana Heights, Ca., for a two-year term expiring in February 1999. IMH allocates monthly rental expense on the basis of square footage occupied. The majority of occupancy charges incurred during 1997 were allocated to IFC as most of the Company's employees are employed by the Conduit Operations. Total lease charges for the years ended December 31, 1997 and 1996 and for the Interim Period were $395,672, $180,861, and $12,210, of which $384,691, $179,049, and $12,210 was allocated to IFC.

 Credit Arrangements

  IWLG maintains a warehouse financing facility with IFC. Advances under such warehouse facilities bear interest at rates indexed to prime. As of December 31, 1997, 1996 and 1995, finance receivables outstanding to IFC were $454.8 million, $327.4 million and $550.3 million, respectively. Interest income recorded by IWLG related to finance receivables due from IFC for the years ended December 31, 1997, 1996, and for the Interim Period was $33.4 million, $31.8 million and $1.3 million, respectively.

  IWLG maintains a warehouse financing facility with ICCC of which $8.5 million was outstanding on the warehouse line at December 31, 1997. Interest income recorded by IWLG related to finance receivables due from ICCC for the year ended December 31, 1997 was $430,373. During 1997, IWLG maintained a warehouse financing facility with ICH until ICH obtained a warehouse financing facility with a third-party lender. Interest income recorded by IWLG related to finance receivables due from ICH for the year ended December 31, 1997 was $164,111. As of December 31, 1997, ICH did not maintain a warehouse facility with IWLG.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  In August 1997, IMH entered into a revolving credit arrangement with ICH whereby IMH would advance to ICH up to a maximum amount of $15.0 million. Advances under the revolving credit arrangement are at an interest rate and maturity to be determined at the time of each advance with interest and principal paid monthly. As of December 31, 1997, the outstanding balance on the line of credit was $9.1 million.

  In February 1997, the Company financed ICH's purchase of $17.5 million of commercial mortgage loans from IFC with $16.6 million in borrowings from IWLG and $900,000 in other borrowings ("Due From Affiliates") from IMH. The Company recorded interest income on the amounts borrowed from IWLG at 6.3% per annum, which totaled $164,111. In March 1997, the ICH repaid the $900,000 in other borrowings from IMH. Interest income recorded by IMH related to other borrowings with ICH was $53,333 for the year ended December 31, 1997.

  In June 1997, IMH canceled debt in the amount of $9.0 million owed to IMH by IFC. Of the canceled amount $8.91 million was contributed to IFC as a contribution to preferred stock and $90,000 was contributed on behalf of IFC's common shareholders, Messrs. Tomkinson, Ashmore, and Johnson, so as to maintain their 1% economic interest.

  During the normal course of business, the Company may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due From Affiliates" while borrowings are reflected as "Due To Affiliates" on the Company's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. Interest income recorded by the Company related to short-term advances due from affiliates was $219,416 for the year ended December 31, 1997. Interest expense recorded by the Company related to short-term advances due to affiliates was $195,689 for the year ended December 31, 1997.

  As part of the Company's termination agreement of its Management Agreement with ICAI, the Company purchased the equity in residual interests in securitizations from IFC for $9.0 million and simultaneously retired IFC's borrowings with the Company for the equity in residual interests in securitizations for $9.0 million. No gain or loss on the sale of residual interests in securitizations was recorded by the Company or IFC.

  In March 1997, IWLG extended a $5.0 million line of credit (WSI Credit Line) to Walsh Securities, Inc. (WSI), a firm affiliated with James Walsh, a Director of the Company, which was increased to $7.5 million in November 1997. Advances under the line of credit bear interest at a rate determined at the time of each advance. As of December 31, 1997, WSI had an aggregate of $5.9 million outstanding under the WSI Credit Line.

  In August 1997, IFC purchased $80.2 million of non-agency residential mortgage loans from Greenwich Capital Financial Products, Inc. (Greenwich) pursuant to a mortgage loan purchase agreement. Greenwich previously purchased such loans from WSI. In December 1997, WSI repurchased $7.3 million of the loans that IFC originally purchased from Greenwich at a loss to the Company of $112,000. In connection with the repurchase, IWLG extended loans of approximately $5.1 million to WSI at rates ranging from prime plus 2% per annum to prime plus 4% per annum. Of the $5.1 million, 100% and 90% were financed on approximately $2.8 million and $3.1 million, respectively, of unpaid principal balance of mortgage loans repurchased by WSI. As of December 31, 1997, WSI had an aggregate of $5.1 million outstanding under the loans.

  On December 31, 1997, the Company financed its 50% interest in a commercial office building located in Newport Beach, California with a loan for $5.2 million from ICCC. Terms of the loan are for 25 years at an adjustable rate of 9.0% with current monthly principal and interest payments of $44,097. ICCC received loan fees of $70,845 on the loan.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

 Cash

  Prior to the Contribution Transaction, IWLG had no cash accounts. All operations were funded directly by SPB. Adjustments were made to IWLG's financial statements to reflect these fundings as borrowings from SPB. IWLG did not reflect any accounts receivable or payable on its balance sheet prior to the Contribution Transaction because all transactions of IWLG either increased or decreased its borrowings from SPB.

 Organizational Transactions with ICH and ICCC

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

  In March 1997, IMH loaned ICH $15.0 million evidenced by a promissory note convertible into shares of non-voting preferred stock of ICH at the rate of one share of ICH Preferred Stock for each $5.00 principal amount of said note. IMH converted the aforementioned $15.0 million principal amount promissory note into an aggregate of 3,000,000 shares of ICH Preferred Stock. All shares of ICH Preferred Stock were automatically converted upon the closing of ICH's initial public offering into shares of ICH Common Stock determined by multiplying the number of shares of ICH Preferred Stock to be converted by a fraction, the numerator of which was $5.00 and the denominator of which was $15.00. Notwithstanding the foregoing, consistent with IMH's classification as a REIT, IMH was not entitled to convert into ICH Common Stock more than that number of shares of ICH Preferred Stock whereby IMH would own, immediately after such conversion, greater than 9.8% of ICH's outstanding Common Stock. Any shares of ICH Preferred Stock not converted into ICH Common Stock upon the closing of the Offering shall on such date automatically convert into shares of ICH non-voting Class A Common Stock at the same rate as the ICH Preferred Stock converted into Common Stock. Shares of ICH Class A Stock convert into shares of Common Stock on a one-for-one basis and each such class of Common Stock is entitled to cash dividends on a pro rata basis. Upon any subsequent issuances of Common Stock by ICH or sale of ICH Common Stock held by IMH, shares of ICH Class A Stock shall automatically convert into additional shares of the Common Stock of ICH, subject to a 9.8% limitation. In addition, ICH purchased $10.1 million in Commercial Mortgage-Backed Securities (CMBS) from IFC which was financed with a promissory note. The promissory note was repaid to IFC with cash from IMH's above-referenced $15.0 million investment. Concurrently, ICH repaid the $900,000 owed to IMH in connection with its purchase of condominium conversion loans. Subsequently, ICH entered into a borrowing agreement with ICII for $7.9 million secured by $10.1 million CMBS.

  In April 1997, IMH exchanged the 299,000 shares of ICH Common Stock held by it for an equivalent number of shares of ICH Class A Stock.

  Upon the closing of the ICH initial public offering in August 1997, IMH contributed to ICH 100% of the outstanding shares of non-voting preferred stock of ICCC in exchange for 95,000 shares of ICH Class A Stock. As of December 31, 1997, IMH owns 719,789 shares, or 9.8%, of ICH Common Stock in addition to 674,211 shares, or 100%, of ICH Class A Stock.

 Purchase of Mortgage-Backed Securities

  During the year ended December 31, 1997 and 1996, the Company purchased $15.0 million and $32.5 million, respectively, of mortgage-backed securities issued by IFC for $12.6 million and $26.8 million,

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES respectively, net of discounts of $2.4 million and $5.7 million, respectively. IFC issued mortgage-backed securities during 1997 and 1996 in connection with its REMIC securitizations.

  During 1997, the Company purchased Walsh Acceptance Corporation mortgage pass-through certificates series 1997-1 and 1996-1, Class B, for $6.7 million and $10.7 million, respectively, net of a discount of $916,000 and $1.2 million, respectively, with a current yield of 8.9% and 10.8%, respectively. James Walsh, a director of the Company, is an Executive Vice President of Walsh Securities, Inc.

 Purchase of Mortgage Loans

  During the year ended December 31, 1997 and 1996, the Company purchased adjustable rate first trust deed and fixed rate second trust deed residential mortgages having a principal balance of $839.5 million and $576.4 million, respectively, with premiums of $37.5 million and $15.2 million, respectively, from IFC. Servicing rights on all adjustable rate mortgages were retained by IFC while servicing rights on all second trust deed mortgages were not originally acquired by IFC.

 Redemption of Senior Notes

  On January 24, 1997, IMH redeemed ICII senior note obligations for $5.2 million resulting in a gain of $648,000.

 Sale of Franchise Loans Receivables

  IMH sold the beneficial interest in the Class A Trust Certificate for the Franchisee Loan Receivables Trust 1995-B ("Franchise Loans Receivables") and the beneficial interest in the Class E Trust Certificate for the Franchisee Loan Receivables Trust 1996-B to IFC at carrying value which approximated fair value. No gain or loss was recorded on the sale and IMH was under no obligation to sell the securities.

 Sub-Servicing Agreements

  IFC acts as a servicer of mortgage loans acquired on a "servicing-released" basis by the Company in its Long-Term Investment Operations pursuant to the terms of a Servicing Agreement which became effective on November 20, 1995. For a general description of the terms of such a Servicing Agreement, see "Item 1-- Business--Servicing and Master Servicing." IFC subcontracts all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements.

 Termination of Management Agreement

  Effective December 19, 1997, the Company terminated its Management Agreement with ICAI. A termination fee in the aggregate of $44.0 million was paid with 2,009,310 shares of the Company's common stock representing a value of $35.0 million in addition to equity in IFC's residual interests in securitizations representing $9.0 million. IMH purchased the equity in residual interests in securitizations from IFC for $9.0 million and simultaneously retired IFC's borrowings with IMH for the equity in residual interests in securitizations of $9.0 million. No gain or loss on the sale of residual interests in securitizations was recorded by IMH or IFC. For financial accounting purposes, the termination fee was treated as a non-recurring, non-cash expense and resulted in a charge of $44.4 million to the Company's fourth quarter income.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

 Services Agreement

  In connection with the Termination Agreement, the Company entered into a services agreement with ICAI for a term of one year. ICAI agreed to provide certain human resource and data and phone communication services based on an arranged fee

 Indebtedness of Management

  In connection with the exercise of options during the years ended December 31, 1997 and 1996, the Company made loans secured by the related stock totaling $939,000 and $720,000, respectively, at a current interest rate of 5.63% for a five-year term. Interest on the loans is payable quarterly upon receipt of the dividend payment and the interest rate is set annually by the compensation committee. At each dividend payment date, 50% of excess quarterly stock dividends, after applying the dividend payment to interest due, is required to reduce the principal balance outstanding on the loans. The interest rate on these loans adjusts annually at the discretion of the Board of Directors. As of December 31, 1997 and 1996, total notes receivable from common stock sales was $1.3 million and $720,000, respectively.

 Non-Compete Agreement and Right of First Refusal Agreement

  Pursuant to the Non-Compete Agreement executed on the date of the ICH initial public offering, IMH will not acquire any commercial mortgages for a period of the earlier of nine months from the closing of the ICH initial public offering or the date upon which ICH and/or ICCC accumulates (for investment or sale) $300.0 million of commercial mortgages or commercial mortgage-backed securities.

  Pursuant to the Right of First Refusal Agreement by and among IMH, IFC, ICH, ICCC and RAI, pursuant to which, in part, RAI will agree that any mortgage loan or mortgage-backed security investment opportunity which is offered to it on behalf of either ICH, IMH any Affiliated REIT will first be offered to that entity whose initial primary business as described in its initial public offering documentation most closely aligns with such investment opportunity.

NOTE N--COMMITMENTS AND CONTINGENCIES

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

  In the ordinary course of business, IFC is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, IFC is required to repurchase mortgage loans if there had been a breach of representations or warranties. IMH has guaranteed the performance obligation of IFC under such representation and warranties related to loans included in securitizations.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

 Lease Commitments

  Minimum premises rental commitments under a non-cancelable premises operating sublease signed with ICII for approximately 30,000 square feet of office space in Santa Ana Heights, Ca., for a lease term of two years expiring in February 1999 are as follows:

      1998............................................................. $466,461
      1999.............................................................   58,743
                                                                        --------
        Total.......................................................... $525,204
                                                                        ========

  Minimum premises rental commitments reflect rates per the sublease agreement.

  Rent expense associated with the sublease is allocated between IMH, IWLG and IFC based on square footage. The Company's portion of premises rental expense for the years ended December 31, 1997, 1996 and 1995 was $10,981, $1,812 and none, respectively.

 Loan Commitments

  The Company's warehouse lending program provides secured short-term non-recourse revolving financing to small-and medium-size mortgage originators and affiliated companies to finance mortgages from the closing of the loans until sold to permanent investors. As of December 31, 1997 and 1996, the Company had 21 and 17 committed lines of credit, respectively, extended in the aggregate principal amount of $1.2 billion and $657.6 million, respectively, of which $469.3 million and $362.3 million, respectively, was outstanding with affiliated companies. The Company's warehouse lines are non-recourse and the Company can only look to the sale or liquidation of the mortgages as a source of repayment.

NOTE O--MANAGEMENT CONTRACT

  Effective December 19, 1997, the Company terminated its Management Agreement with ICAI. The termination fee was paid with 2,009,310 shares of the Company's common stock in addition to other assets. During the year ended December 31, 1997, the Company paid fees to ICAI, prior to the termination of the Management Agreement, based upon terms of the original Management Agreement and the revised Management Agreement executed on January 31, 1997 as outlined below.

  As manager of the Company, ICAI received a per annum base management fee payable monthly in arrears of an amount equal to (1) 3/8 of 1% of Gross Mortgage Assets of IMH comprised of other than Agency Certificates, conforming mortgage loans or mortgage-backed securities secured by or representing interests in conforming mortgage loans, plus (2) 1/8 of 1% of the remainder of Gross Mortgage Assets of IMH plus (3) 1/5 of 1% of the average daily asset balance of the outstanding amounts under IWLG's warehouse lending facilities. A base management fee of $4.0 million and $2.1 million was accrued for the years ended December 31, 1997 and 1996, respectively.

  As incentive compensation, ICAI was entitled to receive for each fiscal quarter, an amount equal to 25% of the net income of the Company, before deduction of such incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to the daily average Ten Year U.S. Treasury Rate plus 2%. The Company's incentive compensation calculation was made quarterly in arrears before any income distributions are made to stockholders for the corresponding period. Incentive compensation of $2.2 million and $1.3 million was accrued for the years ended December 31, 1997 and 1996, respectively. Pursuant to the Management Agreement, the Company reserved up to 1/5 of the Company's 25% Incentive Payment for

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES distribution as bonuses to its employees in amounts to be determined by the Company's Board of Directors. Such payment is made in lieu of payment of a like amount to the Manager under the Management Agreement. For the year ended December 31, 1997 and 1996, the Company recorded $307,000 and $155,000, respectively, pursuant to this provision of the Management Agreement.

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

  Concurrent with the Management Agreement, ICAI entered into a sub-management agreement with ICII for ICII to perform such management services for the Company as ICAI deems necessary.

NOTE P--STOCK OPTION PLAN

  The Company adopted a Stock Option, Deferred Stock and Restricted Stock Plan (the Stock Option Plan) which provides for the grant of qualified incentive stock options (ISOs), options not qualified (NQSOs) and deferred stock, restricted stock, stock appreciation, dividend equivalent rights and limited stock appreciation rights awards (Awards). The Stock Option Plan is administered by a committee of directors appointed by the Board of Directors (the Administrator). ISOs may be granted to the officers and key employees of the Company. NQSOs and Awards may be granted to the directors, officers and key employees of the Company or any of its subsidiaries, to the directors, officers and key employees of IFC.

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

  Options granted under the Stock Option Plan will become exercisable in accordance with the terms of the grant made by the Administrator. Awards will be subject to the terms and restrictions of the award made by the Administrator. The Administrator has discretionary authority to select participants from among eligible persons and to determine at the time an option or Award is granted and, in the case of options, whether it is intended to be an ISO or a NQSO, and when and in what increments shares covered by the option may be purchased.

  As of December 31, 1997 1996 and 1995, options to purchase 25,550 shares, none and none, respectively, were exercisable and 304,125 shares, 755,000 shares and 400,000 shares, respectively, were reserved for future grants under the Stock Option Plan.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  Option transactions for the periods shown are summarized as follows:

                                    FOR THE YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------
                                1997               1996               1995
                         ------------------- ------------------ -----------------
                                   WEIGHTED-          WEIGHTED-         WEIGHTED-
                          NUMBER    AVERAGE  NUMBER    AVERAGE  NUMBER   AVERAGE
                            OF     EXERCISE    OF     EXERCISE    OF    EXERCISE
                          SHARES     PRICE   SHARES     PRICE   SHARES    PRICE
                         --------  --------- -------  --------- ------- ---------
Options outstanding at
 beginning of year......  548,250   $ 9.47   465,000    $7.67        --   $  --
Option granted..........  325,125    16.73   173,250    13.75   465,000    7.67
Options exercised....... (103,700)    8.77   (67,500)    8.67        --      --
Options
 forfeited/cancelled....  (45,000)   13.75   (22,500)    7.50        --      --
                         --------            -------            -------
Options outstanding at
 end of year............  724,675   $12.56   548,250    $9.47   465,000   $7.67
                         ========            =======            =======

  In connection with the exercise of options during the years ended December 31, 1997 and 1996, the Company made loans secured by the related stock totaling $939,000 and $720,000, respectively, at a current interest rate of 5.63% for a five-year term. Interest on the loans is payable quarterly upon receipt of the dividend payment and the interest rate is set annually by the compensation committee. At each dividend payment date, 50% of excess quarterly stock dividends, after applying the dividend payment to interest due, is required to reduce the principal balance outstanding on the loans. The interest rate on these loans adjusts annually at the discretion of the Board of Directors. As of December 31, 1997 and 1996, total notes receivable from common stock sales was $1.3 million and $720,000, respectively.

  The following table sets forth information about fixed stock options outstanding at December 31, 1997:

                                       OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     ------------------------------------------------------- --------------------------------
                        NUMBER           WEIGHTED-            WEIGHTED-         NUMBER         WEIGHTED-
     RANGE OF         OUTSTANDING    AVERAGE REMAINING         AVERAGE        EXERCISABLE       AVERAGE
EXERCISE PRICES ($)  AT PERIOD END CONTRACTUAL LIFE (MOS) EXERCISE PRICE ($) AT PERIOD END EXERCISE PRICE ($)
-------------------  ------------- ---------------------- ------------------ ------------- ------------------
   7.50                 292,500              92                  7.50              --              --
  13.75                 107,050              21                 13.75           25,550           13.75
  15.42                 135,000             109                 15.42              --              --
  17.04                  15,000              31                 17.04              --              --
  18.17                 175,125              61                 18.17              --              --

  In November 1995, the FASB issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits the Company to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net income (loss) computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. SFAS No. 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS No. 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans, and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by nonemployees or to acquire goods or services from outside suppliers or vendors.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  The Company elected to continue to apply the APB Opinion 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options exercisable under SFAS No. 123, the Company's net income and income per share, after giving effect to the 3-for-2 stock split effective November 24, 1997, would have decreased to the pro forma amounts indicated below:

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               NOVEMBER 20, 1995
                                      YEAR ENDED   YEAR ENDED       THROUGH
                                     DECEMBER 31, DECEMBER 31,   DECEMBER 31,
                                         1997         1996           1995
                                     ------------ ------------ -----------------
Net income (loss) as reported......    $(16,029)    $11,879          $ 315
                                       ========     =======          =====
Pro forma net income (loss)........    $(16,581)    $11,122          $  44
                                       ========     =======          =====
Basic income (loss) per share as
 reported..........................    $  (0.99)    $  1.34          $ .05
                                       ========     =======          =====
Dilutive income (loss) per share as
 reported..........................    $  (0.99)    $  1.32          $ .05
                                       ========     =======          =====
Basic pro forma income (loss) per
 share.............................    $  (1.02)    $  1.25          $ .01
                                       ========     =======          =====
Dilutive pro forma income (loss)
 per share.........................    $  (1.02)    $  1.23          $ .01
                                       ========     =======          =====

  The derived fair value of the options granted during 1997, 1996 and 1995 was approximately $552,000, $1,814,000 and $589,000, respectively, using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.84%, expected lives of three, six and ten years, and expected volatility of 28.5%.

NOTE Q--STOCKHOLDERS' EQUITY

  During 1997, the Company raised additional capital of $107.8 million, net of offering expenses, as 4.8 million shares of Common Stock were issued through a public stock offering and 1.6 million shares of Common Stock were purchased under the Company's Dividend Reinvestment and Stock Purchase Plan. Proceeds from the sale of securities were used for general corporate purposes including, without limitation, funding the Long-Term Investment Operations, the Conduit Operations and the Warehouse Lending Operations, repayment of maturing obligations, redemption of outstanding indebtedness, financing future acquisitions, capital expenditures and working capital. In addition, directors and officers of ICAI and employees of the Company exercised 103,700 shares of Common Stock resulting in proceeds of $936,000. In conjunction with the exercise of some of these shares, the Company approved loans totaling $939,000 to the directors and officers of ICAI and employees of the Company under the terms and conditions of the Company's stock option loan program. As of December 31, 1997, total notes receivable from common stock sales was $1.3 million.

  During 1997, the Company declared cumulative dividends of $28.5 million or $1.68 per share, after giving effect to the 3-for-2 stock split. The Company distributed 95% or more of its net taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to its common stockholders so as to comply with the REIT provisions of the Internal Revenue Code. Holders of the common stock are entitled to such dividends as the Company's Board of Directors, in its discretion, may declare out of funds available. In the event of liquidation of the Company, holders of common stock are entitled to receive, pro rata, all of the assets of the Company available for distribution. Holders of the common stock have no conversion or preemptive or other subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. At December 31, 1997, and 1996, 50 million shares of common stock were authorized and 22,545,664 and 9,400,000 shares were issued and outstanding, respectively.

  The Board of Directors approved a 3-for-2 stock split paid on November 24, 1997 to stockholders of record on November 3, 1997.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  As a result of the ICH initial public offering in August 1997, the Company recorded an adjustment to equity of $3.8 million from the sale of ICH common stock.

  The Company terminated its Management Agreement with ICAI. The termination fee was paid with 2,009,310 shares of the Company's common stock with a market value of $35.0 million at the date of termination.

  The Company is authorized to issue shares of preferred stock designated in one or more classes or series. The preferred stock may be issued from time to time with such designations, rights and preferences as shall be determined by the Board of Directors. The preferred stock, if issued, may have a preference on dividend payments which could affect the ability of the Company to make dividend distributions to the common stockholders. As of December 31, 1997 and 1996, 10 million shares of preferred stock are authorized and no shares have been issued or are outstanding.

NOTE R--SUBSEQUENT EVENTS

  At a special meeting of stockholders on January 27, 1998, stockholders approved the Company's name change from "Imperial Credit Mortgage Holdings, Inc." to "Impac Mortgage Holdings, Inc."

  On January 15, 1998, a $0.46 cash dividend, previously declared by the Board of Directors on December 17, 1997, was paid to stockholders of record on December 31, 1997.

  In January 1998, IMH issued a CMO in the amount of $362.8 million which was collateralized by $373.1 million of fixed-rate mortgage loans. The CMO is structured as a fixed-rate instrument with interest rates ranging from 6.65% to 7.25% depending on the class of the bonds. The weighted average interest rate was 6.75%.

NOTE S--QUARTERLY FINANCIAL DATA UNAUDITED

  Selected quarterly financial data for 1997 follows (dollar amounts in thousands, except per share data):

                                            FOR THE THREE MONTHS ENDED,
                                   ---------------------------------------------
                                   DECEMBER 31, SEPTEMBER 30, JUNE 30, MARCH 31,
                                   ------------ ------------- -------- ---------
Total revenues....................   $ 36,360      $32,767    $25,804   $24,928
Total expenses....................     71,122       25,573     20,179    19,014
Net income (loss).................    (34,762)       7,194      5,625     5,914
Net income (loss) per share.......      (1.70)        0.45       0.39      0.41
Dividends declared per share......       0.46         0.43       0.40      0.39

  Selected quarterly financial data for 1996 follows (dollar amounts in thousands, except per share data):

                                            FOR THE THREE MONTHS ENDED,
                                   ---------------------------------------------
                                   DECEMBER 31, SEPTEMBER 30, JUNE 30, MARCH 31,
                                   ------------ ------------- -------- ---------
Total revenues....................   $19,506       $17,737    $14,202   $13,724
Total expenses....................    15,021        14,172     12,067    12,030
Net income (loss).................     4,485         3,565      2,135     1,694
Net income (loss) per share.......      0.37          0.35       0.31      0.26
Dividends declared per share......      0.37          0.35       0.30      0.26

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTE T--IMPAC FUNDING CORPORATION

  The following condensed financial information summarizes the financial condition, results of operations and cash flows of Impac Funding Corporation (dollar amounts in thousands):

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
                        ASSETS
Cash..................................................   $    359     $  4,395
Mortgage loans held for sale..........................    620,549      334,104
Mortgage servicing rights.............................     15,568        8,785
Investment securities.................................      6,083       46,949
Accrued interest receivable...........................      4,755        1,845
Due from affiliates...................................        969           --
Premises and equipment, net...........................      1,788          834
Other assets..........................................      6,873        2,259
                                                         --------     --------
                                                         $656,944     $399,171
                                                         ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings from IWLG..................................   $454,840     $327,422
Other borrowings......................................    148,307           --
Deferred revenue......................................      7,048        1,393
Due to affiliate......................................      6,198       54,803
Accrued interest expense..............................      4,063        2,681
Other liabilities.....................................      9,092        2,876
                                                         --------     --------
 Total liabilities....................................    629,548      389,175
                                                         ========     ========
Shareholders' equity:
 Preferred stock......................................     18,053        9,143
 Common stock.........................................        182           92
 Retained earnings....................................      9,161          761
                                                         --------     --------
  Total shareholders' equity..........................     27,396        9,996
                                                         --------     --------
Commitments and contingencies
                                                         $656,944     $399,171
                                                         ========     ========

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                   1997       1996       1995
                                                ---------- ---------- ----------
Revenues:
  Interest income.............................. $   48,020 $   32,799 $    1,249
  Gain on sale of loans........................     19,414      7,747      4,135
  Loan servicing income........................      4,109      1,250      5,159
  Other income.................................        643         --        370
                                                ---------- ---------- ----------
                                                 72,186        41,796     10,913
                                                ---------- ---------- ----------
Expenses:
  Interest on borrowings from IWLG.............     33,450     31,751      1,349
  Other borrowings.............................      8,178         --        437
  General and administrative and other.........     10,047      7,154      3,662
  Provision for repurchases....................      3,148        687         --
  Amortization of mortgage servicing rights....      2,827        613      2,892
                                                ---------- ---------- ----------
                                                    57,650     40,205      8,340
                                                ---------- ---------- ----------
  Income before income taxes...................     14,536      1,591      2,573
Income taxes...................................      6,136        679      1,069
                                                ---------- ---------- ----------
  Net income................................... $    8,400 $      912 $    1,504
                                                ========== ========== ==========

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Impac Funding Corporation:

  We have audited the accompanying consolidated balance sheets of Impac Funding Corporation and subsidiaries (formerly ICI Funding Corporation and subsidiary) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Funding Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Orange County, California
February 9, 1998

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               AT DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                           ASSETS
Cash......................................................... $    359 $  4,395
Securities available-for-sale................................    6,083      --
Residual interests in securitizations........................      --    46,949
Mortgage loans held for sale.................................  620,549  334,104
Mortgage servicing rights....................................   15,568    8,785
Accrued interest receivable..................................    4,755    1,845
Premises and equipment, net..................................    1,788      834
Due from affiliates..........................................      969      --
Other assets.................................................    6,873    2,259
                                                              -------- --------
                                                              $656,944 $399,171
                                                              ======== ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings from IWLG......................................... $454,840 $327,422
Other borrowings.............................................  148,307      --
Deferred revenue.............................................    7,048    1,393
Due to affiliates............................................    6,198   54,803
Accrued interest expense.....................................    4,063    2,681
Other liabilities............................................    9,092    2,876
                                                              -------- --------
  Total liabilities..........................................  629,548  389,175
                                                              -------- --------
Shareholders' equity:
  Preferred stock, no par value; 10,000 shares authorized;
    10,000 shares issued and outstanding at December 31, 1997
    and 1996.................................................   18,053    9,143
  Common stock, no par value; 10,000 shares authorized;
    10,000 shares issued and outstanding at December 31, 1997
    and 1996.................................................      182       92
  Retained earnings..........................................    9,161      761
                                                              -------- --------
    Total shareholders' equity...............................   27,396    9,996
                                                              -------- --------
Commitments and contingencies
                                                              $656,944 $399,171
                                                              ======== ========

          See accompanying notes to consolidated financial statements.

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                   1997       1996       1995
                                                ---------- ---------- ----------
Revenues:
  Interest income.............................. $   48,020 $   32,799 $    1,249
  Gain on sale of loans........................     19,414      7,747      4,135
  Loan servicing income........................      4,109      1,250      5,159
  Other income.................................        643        --         370
                                                ---------- ---------- ----------
                                                    72,186     41,796     10,913
                                                ---------- ---------- ----------
Expenses:
  Interest on borrowings from IWLG.............     33,450     31,751      1,349
  Interest on other affiliated borrowings......      4,618        --         --
  Interest on other borrowings.................      3,560        --         437
  Personnel expense............................      6,760      5,093      1,592
  Provision for repurchases and loan losses....      3,148        687        --
  Amortization of mortgage servicing rights....      2,827        613      2,892
  General and administrative and other.........      2,228      1,017      1,540
  Data processing expense......................        311        238         89
  Occupancy expense............................        408        195        150
  Telephone and other communications...........        261        155         87
  Professional services........................         79        456        204
                                                ---------- ---------- ----------
                                                    57,650     40,205      8,340
                                                ---------- ---------- ----------
  Income before income taxes...................     14,536      1,591      2,573
Income taxes...................................      6,136        679      1,069
                                                ---------- ---------- ----------
  Net income................................... $    8,400 $      912 $    1,504
                                                ========== ========== ==========


          See accompanying notes to consolidated financial statements.

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                         (DOLLAR AMOUNTS IN THOUSANDS)

                         NUMBER OF           NUMBER OF                                  TOTAL
                         PREFERRED PREFERRED  COMMON   COMMON CONTRIBUTED RETAINED  SHAREHOLDERS'
                          SHARES     STOCK    SHARES   STOCK    CAPITAL   EARNINGS     EQUITY
                         --------- --------- --------- ------ ----------- --------  -------------
Balance, December 31,
 1994...................     --     $   --       --     $--      $ 361    $  6,038     $ 6,399
Contribution
 Transaction,
 November 20, 1995......  10,000        520   10,000       5      (361)    (7,693)     (7,529)
Capital contribution,
 December 28, 1995......     --         495                5       --          --          500
Net income, 1995........     --         --               --        --        1,504       1,504
                          ------    -------   ------    ----     -----    --------     -------
Balance, December 31,
 1995...................  10,000      1,015   10,000      10                  (151)        874
Capital Contributions,
 1996...................     --       8,128               82       --          --        8,210
Net income, 1996........     --         --                                     912         912
                          ------    -------   ------    ----     -----    --------     -------
Balance, December 31,
 1996...................  10,000      9,143   10,000      92       --          761       9,996
Capital Contributions,
 1997...................     --       8,910               90       --          --        9,000
Net income, 1997........     --         --                --       --        8,400       8,400
                          ------    -------   ------    ----     -----    --------     -------
Balance, December 31,
 1997...................  10,000    $18,053   10,000    $182     $ --     $  9,161     $27,396
                          ======    =======   ======    ====     =====    ========     =======




          See accompanying notes to consolidated financial statements.

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                            FOR THE YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              1997         1996        1995
                                           -----------  -----------  ---------
Cash flows from operating activities:
  Net income.............................. $     8,400  $       912  $   1,504
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
  Provision for repurchases and loan
   losses.................................       3,148          687        --
  Depreciation and amortization...........       3,371          740      2,912
  Gain on sale of servicing rights........         --           --        (370)
  Purchase of mortgage loans held for
   sale...................................  (2,571,208)  (1,542,273)  (547,206)
  Sales and principal reductions in
   mortgage loans held for sale...........   2,284,763    1,752,444      2,931
  Mortgage servicing rights...............      (9,611)      (9,398)    (3,866)
  Net change in borrowings from IWLG......     127,418     (222,869)   550,291
  Net change in other borrowings..........     148,307          --         --
  Net change in accrued interest
   receivable.............................      (2,910)       1,140     (2,985)
  Net change in other assets and
   liabilities............................     (51,119)         (59)    (2,553)
  Net change in due to and due from
   affiliates.............................         --        57,345        --
  Net change in deferred revenue..........       5,655        1,393        --
  Net change in accrued interest expense..       1,382        1,333      1,349
                                           -----------  -----------  ---------
    Net cash provided by (used in) operat-
     ing activities.......................     (52,404)      41,395      2,007
                                           -----------  -----------  ---------
Cash flows from investing activities:
  Purchase of residual interests in
   securitizations........................         --       (46,949)       --
  Sale of residual interests in
   securitizations........................      47,925          --         --
  Principal reductions on residual
   interests in securitizations...........        (976)         --         --
  Purchase of securities available-for-
   sale...................................     (28,646)         --         --
  Sale of securities available-for-sale...      22,953          --         --
  Principal reductions on securities
   available-for-sale.....................        (390)         --         --
  Purchases of premises and equipment.....      (1,498)        (445)       --
  Proceeds from sale of servicing rights..         --           --       1,250
                                           -----------  -----------  ---------
    Net cash provided by (used in) invest-
     ing activities.......................      39,368      (47,394)     1,250
                                           -----------  -----------  ---------
Cash flows from financing activities:
  Net change in borrowings from ICII......         --           --      (1,573)
  Capital contributions...................       9,000        8,210        500
                                           -----------  -----------  ---------
    Net cash provided by (used in) financ-
     ing activities.......................       9,000        8,210     (1,073)
                                           -----------  -----------  ---------
Net change in cash........................      (4,036)       2,211      2,184
Cash at beginning of year.................       4,395        2,184        --
                                           -----------  -----------  ---------
Cash at end of year....................... $       359  $     4,395  $   2,184
                                           ===========  ===========  =========
Supplementary information:
  Interest paid........................... $    40,246  $    30,418  $   1,785
  Taxes paid..............................       2,964            2          2
Non-cash transactions:
  Contribution Transaction on November 20,
   1995 net assets reverted to ICII:
    Premises and equipment................ $       --   $       --   $     498
    Mortgage servicing rights.............         --           --      11,681
    Borrowings from ICII..................         --           --       4,126
    Contributed capital...................         --           --         361
    Retained earnings.....................         --           --       7,692

          See accompanying notes to consolidated financial statements.

                           IMPAC FUNDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

1. BUSINESS AND FINANCIAL STATEMENT PRESENTATION

  Historically, Impac Funding Corporation (IFC) was a division or subsidiary of ICII that began operations in 1990. On the date of IMH's IPO on November 20, 1995, IFC became the Conduit Operations for IMH as certain assets were contributed to IFC by ICII in exchange for 100% of the common stock (1% of the economic interest). On March 31, 1997, ownership of all of the common stock of IFC was transferred from ICII to Joseph R. Tomkinson, Chief Executive Officer of IMH and IFC, William S. Ashmore, President of IMH and IFC, and Richard J. Johnson, Chief Financial Officer of IMH and IFC, who are entitled to 1% of the earnings or losses of IFC. IFC is a mortgage loan conduit organization which purchases primarily non-conforming mortgage loans from a network of third party correspondent loan originators and subsequently securitizes or sells such loans to permanent investors.

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

  The consolidated financial statements include the operations of IFC and its wholly owned subsidiary, Impac Secured Asset Corp. (collectively the Company) and have been prepared in conformity with generally accepted accounting principles and prevailing practices within the mortgage banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

  All significant intercompany balances and transactions with IFCs consolidated subsidiary have been eliminated in consolidation. Certain items in prior periods have been reclassified to conform to the current presentation.

2. CONTRIBUTION TRANSACTION

  On November 20, 1995, the effective date of Impac Mortgage Holdings' (IMH) initial public offering (IPO), ICII contributed to Impac Funding Corporation
(IFC) certain operating assets and certain customer lists of ICII's mortgage conduit operations, including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans subject to rate locks from correspondents, in exchange for shares representing 100% of the common stock and 100% of the non-voting preferred stock of IFC. Simultaneously, on the effective date of the IPO, in exchange for 500,000 shares of IMH Common Stock, ICII (1) contributed to IMH all of the outstanding non-voting preferred stock of IFC, which represents 99% of the economic interest in IFC, (2) caused Southern Pacific Bank (SPB), formerly Southern Pacific Thrift and Loan Association, a wholly owned subsidiary of ICII, to contribute to IMH certain operating assets and certain customer lists of SPB's warehouse lending division, and (3) executed an agreement not to compete and a right of first refusal agreement, each having a term of two years from the effective date of the IPO. This contribution is known as the Contribution Transaction. All of the outstanding shares of common stock of IFC were retained by ICII. Lastly, IMH contributed all of the aforementioned operating assets of SPB's warehouse lending operations contributed to it by SPB to Imperial Warehouse Lending Group, Inc. (IWLG) in exchange for shares representing 100% of the common stock of IWLG. On the effective date of the IPO, the net tangible book value of the assets contributed pursuant to the Contribution Transaction was $525,000. The assets contributed were recorded by IMH at the net book value of SPB and ICII which were also estimated to be their fair value. ICII and SPB retained all other assets and

                           IMPAC FUNDING CORPORATION
liabilities related to the contributed operations which consist of $11.7 million mortgage servicing rights (MSRs), $22.4 million finance receivables and $26.6 million in advances made by ICII and SPB to fund mortgage conduit loan acquisitions and to fund finance receivables, respectively.

3. GAIN ON SALE OF LOANS

  Prior to the Contribution Transaction, ICII entered into an agreement with SPB, its wholly owned subsidiary, under which ICII provides loan solicitation and origination services, including credit review, asset appraisal and documentation, pursuant to specific underwriting criteria established by SPB and consistent with the Federal National Mortgage Association, Federal Home Loan Mortgage Company or other investor guidelines. Final loan approval is given by SPB prior to issuance of any commitments. ICII also, under the agreement, may purchase mortgage loans at book value from SPB and sell them to ICII investors. As a division of ICII, IFC historically, under this agreement, provided these solicitation and origination services relating to its correspondent customers, and purchased mortgage loans at book value from SPB concurrent with sales to investors by IFC. IFC received as compensation all origination fees and points received and recognized all gains or losses in connection with the sale of loans. Gain (loss) on sale of loans included amounts allocated to IFC from ICII's forward contracts and other loan hedging activities. Gains and losses from these activities were allocated to IFC based on the ratio of IFC's principal amount of loan sales to ICII's total principal amount of loans sold. For the period from January 1, 1995 through November 19, 1995, total gains allocated were $2.6 million. ICII did not allocate outstanding commitments to IFC at the end of any reporting period. After the date of the Contribution Transaction, ICII discontinued these allocations for IFC, and IFC hedges its own loans.

  Subsequent to the Contribution Transaction, IFC recognizes gains or losses on sale of loans when the sales transaction settles and the risks and rewards of ownership are determined to have passed to the purchasing party. Gains or losses on sale of loans or securities to IMH are deferred and amortized or accreted over the estimated life of the loans or securities using the interest method.

4. BORROWINGS FROM ICII

  Historical operations of IFC, prior to the Contribution Transaction, have been adjusted to reflect the funding of net assets by ICII. Because these borrowings would have been secured primarily by IFC's mortgage servicing rights, its most significant assets, no more than 50% of the mortgage servicing rights was reflected in the borrowings from ICII (based on management's assumption that a lender would not lend more than 50% of an asset of this type). Additionally, the historical operations of IFC have been adjusted to reflect the estimated interest charges on these borrowings, in the accompanying statements of operations.

  The interest charges allocated are based upon estimated average borrowing balances and ICII's estimated cost of funds, computed based on a weighted average of borrowings. Borrowing rates used were ICII's actual average cost of funds. The average borrowings and interest rates used to determine the interest on borrowings are as follows:

                                                             JANUARY 1, 1995
                                                                 THROUGH
                                                            NOVEMBER 20, 1995
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)
     Estimated average borrowings........................         $4,785
     Interest rate.......................................          10.28%
     Interest allocation.................................         $  437

5. EQUITY

  Prior to the effective date of the Offering, IFC had no contributed capital or retained earnings recorded in its accounts. To properly reflect the historical financial operations of IFC, retained earnings were recorded as a result of net income or loss from operations on an adjusted historical basis.

                           IMPAC FUNDING CORPORATION

6. INCOME TAXES

  IFC did not record income taxes in its historical operations. The accompanying financial statements have been adjusted to reflect income taxes for IFC as if it had been a separate company. As a subsidiary of ICII, IFC would file a consolidated Federal income tax return and a combined California franchise tax return with ICII. ICII's tax allocation policy for financial statement purposes is to allocate income tax provision or benefit based on income (loss) before income taxes (benefit) of each entity within its consolidated group, adjusted for nontaxable or nondeductible items of income and expense.

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

7. SECURITIES AVAILABLE-FOR-SALE

  IFC classifies investment and mortgage-backed securities as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment and mortgage-backed securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses, net of related income taxes, as a separate component of shareholders' equity, and trading securities are reported at fair value with unrealized gains and losses reported in income. IFC's investment securities are held as available-for-sale, reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method.

  IFC's securities available-for-sale include the beneficial interest in the Class A Trust Certificate for the Franchisee Loan Receivables Trust 1995-B and the beneficial interest in the Class E Trust Certificate for the Franchisee Loan Receivables Trust 1996-B which were purchased from IMH in 1997. As of December 31, 1997 and 1996, the carrying amount of securities available-for-sale was $6.1 million and none, respectively. There were no significant unrealized gain or loss on these securities at December 31, 1997.

8. RESIDUAL INTERESTS IN SECURITIZATIONS

  The accompanying 1996 balance sheet included eight residual interests in securitizations (residuals) of real estate mortgage investment conduits (REMICs) and one non-rated mortgage-backed security which were recorded as a result of 1994 and 1995 securitizations by ICII of subprime mortgage and commercial loans through various special purpose trust vehicles. ICII transferred the residuals on December 31, 1996 to IFC at the carrying value $46.9 million, all of which was financed by an intercompany payable and guaranteed by ICII. In March 1997, IFC sold one residual interest in securitization of $10.1 million to ICH at carrying value which approximated fair value.

  In 1997, IFC transferred the remaining residual interests in securitizations in December, 1997 to IMH as part of the Company's Termination Agreement of its Management Agreement with ICAI. IFC transferred all of its residual interests in securitizations to IMH at carrying value which approximated fair market value thereby recognizing no gain or loss on the transfer of the residual interests in securitizations.

                           IMPAC FUNDING CORPORATION

9. MORTGAGE LOANS HELD FOR SALE

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

  It is the policy of the Company to construct hedge positions which will limit exposure to a rise or decline of 25 basis points in yield or approximately a one point change in price of the benchmark instrument.

10. PREMISES AND EQUIPMENT

  Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets (three to seven years).

11. FUTURES

  To remain competitive and control risk, IFC uses futures, and options on futures. The use of these instruments provides for increased liquidity, lower transaction costs and more effective short term coverage than cash and mortgage-backed securities. However, IFC is vulnerable to the basis risk that is inherent in cross-hedging. IFC uses the buying and selling of futures contracts on T-Bonds and Treasury Notes when the market is vulnerable to day to day corrections. Executing hedges with these instruments allows IFC to more effectively hedge the risks of corrections or reverses in the market without committing mandatory sales on mortgage-backed securities or cash. IFC utilizes these instruments on a short-term basis to fine tune its overall hedge position at a lower cost.

12. FORWARD CONTRACTS AND COMMITMENTS

  In order to hedge against a change in market value of the loans it acquires, IFC sells mortgage-backed securities through forward delivery contracts. Income or loss on these contracts is recorded at the time of sale of the related contracts or loans as a component of the gain or loss on sale of the loans. If any party to the contracts fails to completely perform, IFC would be exposed to additional interest rate risk. IFC's principal hedging activity consists of optional and mandatory commitments to deliver closed mortgage loans to institutional investors, which do not require any collateral deposits.

13. OPTIONS

  Written options are stated at market value.

14. SERVICING INCOME

  Servicing income is reported as earned, principally on a cash basis when the majority of the service process is completed.

15. MORTGAGE SERVICING RIGHTS

  When IFC purchases loans that include the associated servicing rights, purchase price is allocated to the loan and the servicing rights based on relative fair values. MSRs are amortized in proportion to, and over the period of expected net servicing income.

                           IMPAC FUNDING CORPORATION

  Statement of Financial Accounting Standards No. 125 (SFAS 125) provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfers. SFAS 125 includes specific provisions to deal with servicing assets or liabilities. SFAS No. 125 will be effective for transactions occurring after December 31, 1996 except for certain transactions which according to Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB 125," will be effective if occurring after December 31, 1997. The Company adopted SFAS 125 on January 1, 1997 with no significant impact on the Company's financial position or results of operations.

  SFAS No. 125 requires that a portion of the cost of acquiring a mortgage loan be allocated to the mortgage loan servicing rights based on its fair value relative to the components of the loan. To determine the fair value of the servicing rights created, IFC uses a valuation model that calculates the present value of future net servicing revenues to determine the fair value of the servicing rights. In using this valuation method, IFC incorporates assumptions that it believes market participants would use in estimating future net servicing, an inflation rate, ancillary income per loan, a prepayment rate, a default rate and a discount rate commensurate with the risk involved.

  MSRs are subject to some degree of volatility in the event of unanticipated prepayments or defaults. Prepayments in excess of those anticipated at the time MSRs are recorded could result in a decline in the fair value of the MSRs below their carrying value requiring a provision to increase the MSRs' valuation allowance. The rate of prepayment of loans is affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing. The effect of those factors on loan prepayment rates may vary depending on the particular type of loan. Estimates of prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part, on the historical rate of prepayment of IFC's loans, and other considerations. There can be no assurance of the accuracy of the Company's prepayment estimates. If actual prepayments with respect to loans serviced occur more quickly than were projected at the time such loans were sold, the carrying value of the MSRs may have to be reduced through a provision recorded to increase the MSRs' valuation allowance in the period the fair value declined below the MSRs' carrying value. If actual prepayments with respect to loans occur more slowly than estimated, the carrying value of MSRs would not increase except for the impact of a reduction in the valuation allowance.

16. SALES OF SERVICING RIGHTS

  IFC recognizes gain or loss on the sale of servicing rights when the sales contract has been executed and the risks and rewards of ownership are determined to have passed to the purchasing party. Gains and losses are computed by deducting the basis in the servicing rights and any other costs associated with the sale from the purchase price.

                           IMPAC FUNDING CORPORATION

17. RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" (SFAS No. 130) and "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), respectively (collectively, the Statements). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130 and SFAS No. 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

NOTE B--MORTGAGE LOANS HELD FOR SALE

  Mortgage loans purchased by IFC are fixed-rate or adjustable-rate non-conforming mortgage loans secured by first and second liens on single-family residential properties. During the years ended December 31, 1997 and 1996, IFC acquired $2.6 billion and $1.5 billion, respectively, of mortgage loans and sold $2.2 billion and $1.6 billion, respectively, of mortgage loans. Of the $2.6 million of mortgage loans acquired by IFC during 1997, IFC acquired $576.1 million of fixed-rate mortgage loans secured by second liens on single family residential properties with loan-to-value ratios of approximately 125% from Preferred Credit Corporation (Preferred) of which $138.9 million of principal balance was outstanding at December 31, 1997. During the year ended December 31, 1997, Preferred and Weyerhauser Mortgage Corporation accounted for 22.4%, or $576.1 million, and 11.9%, or $304.7 million, respectively, of the mortgage loans acquired by IFC. At December 31, 1997 and 1996, approximately 35% and 47%, respectively, of mortgage loans held for sale were collateralized by properties located in California. Mortgage loans held for sale consisted of the following:

                                                               AT DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
Mortgage loans held for sale................................. $600,022 $323,816
Premium on loans.............................................   15,417   10,288
Deferred Hedging.............................................    5,110      --
                                                              -------- --------
                                                              $620,549 $334,104
                                                              ======== ========

  Included in other liabilities at December 31, 1997 and 1996 is an allowance for repurchases and loan losses of $3.2 million and $686,661, respectively.

NOTE C--PREMISES AND EQUIPMENT

  Premises and equipment consisted of the following:

                                                              AT DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              --------  -------
                                                               (IN THOUSANDS)
Premises and equipment....................................... $  2,498  $   970
Less accumulated depreciation................................     (710)    (136)
                                                              --------  -------
                                                              $  1,788  $   834
                                                              ========  =======

                           IMPAC FUNDING CORPORATION

NOTE D--MORTGAGE SERVICING RIGHTS

  Activity for mortgage servicing rights was as follows:

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                            --------------------
                                                              1997       1996
                                                            ---------  ---------
                                                              (IN THOUSANDS)
Beginning Balance.......................................... $   8,785  $    --
Additions..................................................     9,611     9,398
Amortization...............................................    (2,828)     (613)
                                                            ---------  --------
Ending balance............................................. $  15,568  $  8,785
                                                            =========  ========

  At December 31, 1997 and 1996, approximately $2.4 million and $2.3 million, respectively, of mortgage servicing rights relates to $473.3 million and $576.4 million, respectively, of mortgage loans sold, servicing retained by IFC, to IMH during the year ended December 31, 1997 and 1996.

NOTE E--OTHER BORROWINGS

  IFC enters into reverse repurchase agreements with major brokerage firms to fund the purchase of mortgage loans. Mortgage loans underlying reverse repurchase agreements are delivered to dealers that arrange the transactions.

  IFC has entered into a committed warehouse line agreement to obtain financing up to $200.0 million from a major investment bank. The margins on the reverse repurchase agreements are based on the type of collateral used and generally range from 95% to 98% of the fair market value of the collateral. The interest rates on the borrowings are indexed to LIBOR plus a spread of 75 basis points to 125 basis points depending on the type of collateral used.

  IFC has entered into an uncommitted warehouse line agreement to obtain financing as needed from a major investment bank. The margins on the reverse repurchase agreements are based on the type of collateral used and generally range from 95% to 98% of the fair market value of the collateral. The interest rates on the borrowings are indexed to LIBOR plus a spread of 75 basis points.

  The following tables sets forth information regarding reverse repurchase agreements:

                                                AT DECEMBER 31, 1997
                                    --------------------------------------------
                                                REVERSE
                                     TYPE OF   REPURCHASE UNDERLYING  MATURITY
                                    COLLATERAL LIABILITY  COLLATERAL    DATE
                                    ---------- ---------- ---------- -----------
                                                   (IN THOUSANDS)
Lender A........................... Mortgages   $ 76,209   $ 76,385  Uncommitted
Lender B........................... Mortgages     72,098     72,098  Uncommitted
                                                --------   --------
  Total............................             $148,307   $148,483
                                                ========   ========

                           IMPAC FUNDING CORPORATION

NOTE F--INCOME TAXES

  IFC's income taxes were as follows:

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997  1996  1995
                                                              ------ ---- ------
                                                                (IN THOUSANDS)
   Current:
     Federal................................................. $4,064 $ 82 $  863
     State...................................................  1,345   35    169
                                                              ------ ---- ------
   Total current.............................................  5,409  117  1,032
                                                              ------ ---- ------
   Deferred:
     Federal.................................................    434  393     12
     State...................................................    293  169     25
                                                              ------ ---- ------
                                                                 727  562     37
                                                              ------ ---- ------
   Total income taxes........................................ $6,136 $679 $1,069
                                                              ====== ==== ======

  The Company's effective income taxes differ from the amount determined by applying the statutory Federal rate of 35%, 34% and 34% for the years ended December 31, 1997, 1996 and 1995, respectively, is as follows:

                                                              1997   1996  1995
                                                             ------  ---- ------
                                                               (IN THOUSANDS)
   Income tax at Federal tax rate..........................  $5,088  $541 $  875
   California franchise tax, net of Federal income tax ben-
    efit...................................................   1,065   135    128
   Other...................................................     (17)    3     66
                                                             ------  ---- ------
                                                             $6,136  $679 $1,069
                                                             ======  ==== ======

  The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
   Deferred Tax Assets:
     Deferred revenue..........................................  $3,654  $1,383
     Provision for repurchases.................................   1,442     311
     Future state tax benefit..................................     614      57
     Loan market to market.....................................     --    1,536
     Net operating loss........................................     --      128
                                                                ------- -------
                                                                 $5,710 $ 3,415
   Deferred Tax Liabilities--
     Mortgage Servicing rights.................................   6,981   3,979
     Other.....................................................      29       9
                                                                ------- -------
       Net deferred tax liability..............................  $1,300 $   573
                                                                ======= =======

  The Company believes that the deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and expected future taxable income.

                           IMPAC FUNDING CORPORATION

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

NOTE G--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments." The estimated fair value amounts have been determined by IFC using available market information and appropriate valuation methodologies, however, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts IFC could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                         DECEMBER 31, 1997   DECEMBER 31, 1996
                                        ------------------- -------------------
                                        CARRYING ESTIMATED  CARRYING ESTIMATED
                                         AMOUNT  FAIR VALUE  AMOUNT  FAIR VALUE
                                        -------- ---------- -------- ----------
                                                    (IN THOUSANDS)
Assets:
  Cash................................. $    359  $    359  $  4,395  $  4,395
  Securities available-for-sale........    6,083     6,083       --        --
  Residual interests in
   securitizations.....................      --        --     46,949    46,949
  Mortgage loans held for sale.........  620,549   620,773   334,104   335,428
Liabilities:
  Borrowings on warehouse lines........  603,147   603,147   327,422   327,422
  Other borrowings.....................  148,307   148,307       --        --
  Due to affiliates....................    6,198     6,198    54,803    54,803
  Off balance-sheet loan commitments...      --        883       --        866

  The fair value estimates as of December 31, 1997 and 1996 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

  The following describes the methods and assumptions used by IFC in estimating fair values.

 Cash

  Fair value approximates carrying amounts as these instruments are demand deposits and do not present unanticipated interest rate or credit concerns.

 Securities Available-for-sale

  Fair value is estimated based on quoted market prices from dealers and brokers for similar types of securities.

                           IMPAC FUNDING CORPORATION

 Residual Interests in Securitizations

  Fair value approximates carrying amounts as fair value was estimated by discounting future cash flows using rates that IFC believes are commensurate with the risk inherent in these investments and consistent with those that would be utilized by an unaffiliated third party for financial instruments with similar terms and remaining maturities.

 Mortgage Loans Held for Sale

  Fair value of mortgage loans held for sale is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans.

 Borrowings on Warehouse Lines

  Fair value approximates carrying amounts because of the short-term maturity of the liabilities.

 Other Borrowings

  Fair value approximates carrying amounts because of the short-term maturity of the liabilities.

 Due to Affiliates

  Fair value approximates carrying amounts because of the short-term maturity of the liabilities.

 Off Balance Sheet Loan Commitments

  Fair value of commitments, including hedging positions, is determined in the aggregate based on current investor yield requirements.

NOTE H--EMPLOYEE BENEFIT PLANS

 Profit Sharing and 401(k) Plan

  Under ICII's 401(k) plan, employees of the Company may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. An additional Company contribution may be made at the discretion of IFC.

  IFC does not have its own 401(k) or profit sharing plan. As such, employees of IFC participate in ICII's 401(k) plan. The Company recorded approximately $204,000 and $160,000 for matching and discretionary contributions in 1997 and 1996. There were no significant contributions made by IFC in 1995.

NOTE I--RELATED PARTY TRANSACTIONS

 Related Party Cost Allocations

  Prior to the Contribution Transaction, IFC was allocated various costs from ICII. The costs of these services were not directly attributable to IFC and primarily include general corporate overhead such as human resources, data processing, telephone and other communications and general and administrative expense (including loan administration costs, accounting, legal and insurance). These expenses were allocated by ICII to all divisions on a per employee basis, on origination volume or an even allocation of total expense. Management believes these methods of allocation are reasonable. Total allocations of expenses for the period January 1, 1995 through November 19, 1995 were $222,361.

                           IMPAC FUNDING CORPORATION

  On the effective date of the Company's IPO, IFC entered into a services agreement with ICII under which ICII provides various services to IFC, including data processing, human resource administration, general ledger accounts, check processing, remittance processing and payment of accounts payable. ICII charges fees for each of the services based upon usage. The charge to IFC for coverage is based upon a pro rata portion of costs ICII incurred for its various policies. Total allocation of expense for the years ended December 31, 1997 and 1996 and for the Interim Period was $152,180, $385,801 and $24,669, respectively. In December 1996, IFC began to provide these services on its own thereby reducing cost allocations from ICII. ICII continues to provide IFC with insurance coverage and self-insurance programs, including health insurance.

  In addition to IFC providing data processing, professional services and accounting functions on its own, IFC provides these services to IMH and IWLG. IFC allocates to IMH and IWLG certain direct expenses IFC incurs during the normal course of business for various services including data processing, professional services and accounting functions that directly benefit the operations of IMH and IWLG. IFC charges IMH and IWLG for these services based upon usage which management believes is reasonable. Total cost allocations IFC charged to IMH and IWLG for the year ended December 31, 1997 were $384,767.

  IMH entered into a premises operating sublease agreement with ICII (see Note J--Commitments and Contingencies) to rent approximately 30,000 square feet of office space in Santa Ana Heights, Ca., for a two-year term expiring in February 1999. IFC is allocated monthly rental expense on the basis of square footage occupied. The majority of occupancy charges incurred by IMH were allocated to IFC as most of the Company's employees are employed by the Conduit Operations. Total occupancy charges allocated to IFC by IMH for the years ended December 31, 1997, 1996 and for the Interim Period were $384,691, $179,049 and $12,210, respectively.

 Credit Arrangements

  IFC maintains a warehouse financing facility with IWLG. Advances under such warehouse facilities bear interest at rates indexed to prime. As of December 31, 1997, 1996 and 1995, amounts outstanding on IFC's warehouse line with IWLG were $454.8 million, $327.4 million and $550.3 million, respectively. Interest expense recorded by IFC related to warehouse lines with IWLG for the years ended December 31, 1997, 1996, and for the Interim Period was $33.4 million, $31.8 million and $1.3 million, respectively.

  In October 1997, IFC entered into a revolving credit arrangement with ICH whereby ICH would advance to IFC up to a maximum amount of $15.0 million. Advances under the revolving credit arrangement are at an interest rate and maturity to be determined at the time of each advance with interest and principal paid monthly. The revolving credit arrangement expired in December 1997 and as of December 31, 1997 there were no amounts outstanding.

  During the normal course of business, IFC may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due From Affiliates" while borrowings are reflected as "Due To Affiliates" on IFC's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. Interest income recorded by IFC related to short-term advances due from affiliates was $500,044 for the year ended December 31, 1997. Interest expense recorded by IFC related to short-term advances due to affiliates was $687,675 for the year ended December 31, 1997.

  As part of IMH's termination agreement of its Management Agreement with ICAI, IMH purchased the equity in residual interests in securitizations from IFC for $9.0 million and simultaneously retired IFC's borrowings with IMH for the equity in residual interests in securitizations for $9.0 million. No gain or loss on the sale of residual interests in securitizations was recorded by the Company or IFC.

                           IMPAC FUNDING CORPORATION

  IFC entered into a forward commitment with WSI to purchase or broker approximately $500.0 million of certain mortgage loans until April 30, 1998. The premium at which IFC purchases the loans depends on whether the loans are resold or brokered by IFC. As of December 31, 1997, IFC has brokered approximately $20.0 million of mortgage loans for WSI.

  In September 1996, IFC issued a $1.25 million secured residential first mortgage loan to the Chairman of IMH.

 Sub-Servicing Agreements

  Prior to July 1996, ICII provided sub-servicing to IFC for a sub-servicing fee of approximately $7.50 per loan per month, which management believes to be a market rate. The sub-servicing fee offsets "Loan Servicing Income" in the accompanying statements of operations of IFC and amounted to $335,188 and $1.1 million for the years ended December 31, 1996 and 1995, respectively.

  IFC acts as a servicer of mortgage loans acquired on a "servicing-released" basis by the Company in its Long-Term Investment Operations pursuant to the terms of a Servicing Agreement which became effective on November 20, 1995. For a general description of the terms of such a Servicing Agreement, see "Item 1-- Business--Servicing and Master Servicing." IFC subcontracts all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements.

 Cash

  Prior to the Contribution Transaction IFC had no cash accounts. All operations were funded directly by ICII. Adjustments were made to IFC's financial statements to reflect these fundings as Borrowings from ICII. IFC did not reflect any accounts receivable or payable on its balance sheets prior to the Contribution Transaction because all transactions of IFC either increased or decreased its borrowings from ICII.

 Purchase of Franchise Loans Receivables

  In January 1997, IFC purchased the beneficial interest in the Class A Trust Certificate for the Franchisee Loan Receivables Trust 1995-B ("Franchise Loans Receivables") and the beneficial interest in the Class E Trust Certificate for the Franchisee Loan Receivables Trust 1996-B from IMH at carrying value which approximated fair value. No gain or loss was recorded on the sale and IFC was under no obligation to purchase the securities.

 Purchase Mortgage Loans

  In August 1997, IFC purchased $80.2 million of non-conforming residential mortgage loans from Greenwich including premiums of $2.9 million pursuant to a mortgage loan purchase agreement. Greenwich previously purchased such loans from WSI.

 Sale of Mortgage Loans

  During the year ended December 31, 1997 and 1996, IFC sold adjustable rate first trust deed and fixed rate second trust deed residential mortgages having a principal balance of $839.5 million and $576.4 million, respectively, with premiums of $37.5 million and $15.2 million, respectively, to IMH. Servicing rights on all adjustable rate mortgages were retained by IFC while servicing rights on all second trust deed mortgages were not originally acquired by IFC.

  In February 1997, IFC sold $17.5 million in unpaid principal balance of mortgage loans to ICH.

                           IMPAC FUNDING CORPORATION

 Sale of Mortgage-Backed Securities

  During the year ended December 31, 1997 and 1996, IFC sold $15.0 million and $32.5 million, respectively, of mortgage-backed securities to IMH for $12.6 million and $26.8 million, respectively, net of discounts of $2.4 million and $5.7 million, respectively. IFC issued the mortgage-backed securities during 1997 and 1996 in connection with its REMIC securitizations.

 Sale of Residual Interests in Securitizations

  In March 1997, IFC sold a residual interest in securitization of $10.1 million to ICH at carrying value which approximated fair value.

 Submanagement Agreement

  IFC entered into a submanagement agreement with RAI under which, IMH and IFC provides various services to ICH as RAI deems necessary, including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable, plus a 15% service charge. IFC charges ICH and ICCC for these services based upon usage which management believes is reasonable. Total cost allocations IFC charged to ICH and ICCC for the year ended December 31, 1997 were $525,174 and $456,122, respectively.

 Non-Compete Agreement and Right of First Refusal Agreement

  Pursuant to the Non-Compete Agreement executed on the date of the ICH initial public offering, IFC will not acquire any commercial mortgages for a period of the earlier of nine months from the closing of the ICH initial public offering or the date upon which ICH and/or ICCC accumulates (for investment or sale) $300.0 million of commercial mortgages or commercial mortgage-backed securities.

  Pursuant to the Right of First Refusal Agreement by and among IFC, IMH, ICH, ICCC and RAI, pursuant to which, in part, RAI will agree that any mortgage loan or mortgage-backed security investment opportunity which is offered to it on behalf of either ICH, IMH any Affiliated REIT will first be offered to that entity whose initial primary business as described in its initial public offering documentation most closely aligns with such investment opportunity.

NOTE J--COMMITMENTS AND CONTINGENCIES

 Loan Servicing

  Properties securing mortgage loans in IFC's servicing portfolio are primarily located in California. As of December 31, 1997 and 1996, IFC was servicing loans totaling approximately $3.0 billion and $1.6 billion, respectively, of which $2.2 and $1.3 billion, respectively, were serviced for others. As of December 31, 1997 and 1996, IFC is the master servicer for $1.5 billion and $795.1 million, respectively of loans collateralizing fixed rate REMIC securities and $738.5 million and $464.3 million, respectively of loans collateralizing CMO's.

  Related fiduciary funds are held in trust for investors in non-interest bearing accounts. These funds are segregated in special bank accounts and are held as deposits at SPB.

 Sales of Loans and Servicing Rights

  In the ordinary course of business, IFC is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, IFC is required to repurchase mortgage loans if there has been a breach of representations or warranties. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect.

                           IMPAC FUNDING CORPORATION

  At December 31, 1997 and 1996, included in other liabilities are $3.2 million and $686,661 in allowances related to possible off-balance sheet recourse and repurchase agreement provisions.

 Commitments

  IFC establishes mortgage loan purchase commitments (master commitments) with sellers that, subject to certain conditions, entitle the seller to sell and obligate IFC to purchase a specified dollar amount of non-conforming mortgage loans over a period generally ranging from six months to one year. The terms of each master commitment specify whether a seller may sell loans to IFC on a mandatory, best efforts or optional basis, or a combination thereof. Master commitments generally do not obligate IFC to purchase loans at a specific price, but rather provide the seller with a future outlet for the sale of its originated loans based on IFC's quoted prices at the time of purchase.

  As of December 31, 1997 and December 31, 1996, IFC had outstanding short term master commitments with 77 and 68 sellers to purchase mortgage loans in the aggregate principal amount of $1.3 billion and $826.5 million, respectively, over periods ranging from six months to one year, of which $714.6 million and $304.9 million, respectively, had been purchased or committed to be purchased pursuant to rate locks. These rate-locks were made pursuant to master commitments, bulk rate-locks and other negotiated rate-locks. There is no exposure to credit loss in this type of commitment until the loans are funded, and interest rate risk associated with the short-term commitments is mitigated by the use of forward contracts to sell loans to investors.

 Forward Contracts

  IFC sells mortgage-backed securities through forward delivery contracts with major dealers in such securities. At December 31, 1997 and 1996, IFC had $242.0 million and $141.0 million, respectively, in outstanding commitments to sell mortgage loans through mortgage-backed securities. These commitments allow IFC to enter into mandatory commitments when IFC notifies the investor of its intent to exercise a portion of the forward delivery contracts. IFC was not obligated under mandatory commitments to deliver loans to such investors at December 31, 1997 and 1996.

  The credit risk of forward contracts relates to the counterparties' ability to perform under the contract. IFC evaluates counterparties based on their ability to perform prior to entering into any agreements.

 Future Contracts

  IFC sells future contracts against five and ten year treasury notes with major dealers in such securities. At December 31, 1997 and 1996, IFC had $118.7 million and none, respectively, in outstanding commitments to sell treasury notes which expire within 90 days.

 Options

  In order to protect against changes in the value of mortgage loans held for sale, IFC may sell call or buy put options on U.S. Treasury bonds and mortgage-backed securities. IFC generally sells call or buys put options to hedge against adverse movements of interest rates affecting the value of its mortgage loans held for sale.

  The risk in writing a call option is that IFC gives up the opportunity for profit if the market price of the mortgage loans increases and the option is exercised. IFC also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium IFC paid for the put option.

  IFC had written option contracts with an outstanding principal balance of $20.0 million and $70.0 million at December 31, 1997 and 1996, respectively. IFC received approximately $66,000 and $366,000 in premiums on these options at December 31, 1997 and 1996, respectively.

                           IMPAC FUNDING CORPORATION

NOTE K--QUARTERLY FINANCIAL DATA--UNAUDITED

  Selected quarterly financial data for 1997 follows (dollar amounts in thousands):

                                            FOR THE THREE MONTHS ENDED,
                                   ---------------------------------------------
                                   DECEMBER 31, SEPTEMBER 30, JUNE 30, MARCH 31,
                                   ------------ ------------- -------- ---------
Revenues..........................   $22,283       $21,411    $14,148   $14,344
Total expenses....................    20,076        18,958     11,975    12,777
Net income........................     2,207         2,453      2,173     1,567

  Selected quarterly financial data for 1996 follows (dollar amounts in thousands):

                                            FOR THE THREE MONTHS ENDED,
                                   ---------------------------------------------
                                   DECEMBER 31, SEPTEMBER 30, JUNE 30, MARCH 31,
                                   ------------ ------------- -------- ---------
Revenues..........................    $9,069       $10,671     $8,291   $13,765
Total expenses....................     8,883        10,569      8,215    13,217
Net income........................       186           102         76       548

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IMH was incorporated in the State of Maryland on August 28, 1995. The following table sets forth certain information with respect to the directors and executive officers of IMH, IFC and IWLG:

           NAME            AGE   POSITION
           ----            ---   --------
 H. Wayne Snavely......... 56    Chairman of the Board of IMH
 Joseph R. Tomkinson...... 50    Vice Chairman of the Board and Chief Executive Officer of IMH, and
                                 Chairman of the Board and Chief Executive Officer of IFC and IWLG
 William S. Ashmore....... 48    President, Chief Operating Officer and Director of IMH, President
                                 and Director of IFC and IWLG
 Richard J. Johnson....... 35    Executive Vice President, Chief Financial Officer, Treasurer and Secretary
                                 of IMH, IFC and IWLG, and Director of IFC and IWLG
 Mary C. Glass-Schannault. 44    Vice President of IMH and Senior Vice President, Operations, of IFC and
                                 IWLG
 James Walsh+............. 48    Director of IMH
 Frank P. Filipps+........ 50    Director of IMH
 Stephan R. Peers+........ 45    Director of IMH

--------
+ Unaffiliated Director

  H. WAYNE SNAVELY has been Chairman of the Board of IMH since its formation. He has been Chairman of the Board and Chief Executive Officer of ICII (Nasdaq-
ICII) since December 1991 and President since 1996. Mr. Snavely is also Chairman of the Board of Southern Pacific Funding Corporation (NYSE-SFC), Franchise Mortgage Acceptance Company (Nasdaq-FMAX), and Imperial Credit Commercial Mortgage Investment, Inc. (Nasdaq-ICMI). Mr. Snavely served as a Director of Imperial Bancorp (NYSE-IMP) from 1993-1998.

  JOSEPH R. TOMKINSON has been Vice Chairman of the Board and Chief Executive Officer of IMH and Chairman of the Board and Chief Executive Officer of IFC and IWLG since their formation. Mr. Tomkinson is also Chairman of the Board and Chief Executive Officer of ICH (AMEX-ICH). In October 1997, Mr. Tomkinson became a director of BNC Mortgage, Inc. (Nasdaq-BNCM), a specialty finance company that originates and sells non-conforming residential mortgage loans. Mr. Tomkinson served as President and Chief Operating Officer of ICII from January 1992 to February 1996 and, from 1986 to January 1992, he was President of Imperial Bank Mortgage, a division of Imperial Bank, one of the divisions that later was combined to become ICII in 1992. Mr. Tomkinson has been a Director of ICII since December 1991. From 1984 to 1986, he was employed as Executive Vice President of Loan Production for American Mortgage Network, a privately owned mortgage banker. Mr. Tomkinson brings 22 years of combined experience in real estate, real estate financing and mortgage banking to the Company.

  WILLIAM S. ASHMORE has been President and Chief Operating Officer of IMH since its formation, President of IFC since March 1997 (after being promoted from Executive Vice President) and a Director since its formation, and President and a Director of IWLG since its formation. In July 1997, Mr. Ashmore became a Director of IMH. From August 1993 to February 1996, he was Executive Vice President and a Director of Secondary Marketing at ICII, having been its Senior Vice President of Secondary Marketing since January 1988. From 1985 to 1987, he was Chief Executive Officer and Vice Chairman of the Board of Century National Mortgage Corporation, a wholesale mortgage banking company. From 1978 to 1985, Mr. Ashmore was President and co-owner of Independent Homes Real Estate Company, which evolved in 1980 into a mortgage banking firm that was sold to Century National Bank in 1985. Mr. Ashmore has over 20 years of combined experience in real estate, real estate financing and mortgage banking.

  RICHARD J. JOHNSON, recently promoted to Executive Vice President in January 1998, has been Senior Vice President, Chief Financial Officer, Treasurer and Secretary of IMH, IWLG, and IFC since their formation.

In February 1996, Mr. Johnson was elected as a Director of IWLG and in March 1996, he was elected a Director of IFC. Mr. Johnson is also the Senior Vice President, Chief Financial Officer, Treasurer and Secretary of ICH. From September 1992 to March 1995, Mr. Johnson was Senior Vice President and Chief Financial Officer of ICII. From November 1989 to September 1992, Mr. Johnson was Vice President and Controller of ICII. From February 1988 to October 1989, he was Vice President and Chief Financial Officer of Bayhill Service Corporation, a mortgage banking company, and Vice President of Capital Savings and Loan, the parent of Bayhill Service Corporation. From January 1987 to February 1988, Mr. Johnson was Vice President of Finance for Merrill Lynch Huntoon Paige, Inc., a mortgage banking subsidiary of Merrill Lynch Capital Markets. Mr. Johnson is a Certified Public Accountant.

  MARY C. GLASS-SCHANNAULT has been Vice President of IMH and Senior Vice President, Structured Transactions, of IFC since their formation. Ms. Glass-Schannault is also the Senior Vice President of ICH. Her primary responsibilities include negotiation of structured transactions, bulk acquisitions and forward commitments, the creation of new loan products and overall management of operations and production. From April 1995 through November 1996, Ms. Glass-Schannault was the Senior Vice President and Managing Director of Imperial Capital Markets Group, a division of ICII, and from February 1993 to April 1995, she was Senior Vice President of IFC, a division of ICII. From 1991 through 1993, Ms. Glass-Schannault acted as a mortgage banking consultant. From 1990 through 1991, she was an Executive Vice President at PriMerit Mortgage Corporation. From 1988 to 1990, Ms. Glass-Schannault was President of SCS Mortgage. From September 1984 through September 1988, Ms. Glass-Schannault was Senior Vice President of Concor Financial Services.

  JAMES WALSH has been a Director of the Company since August 1995. Mr. Walsh is also a director of ICH (AMEX-ICH). Mr. Walsh is an Executive Vice President of Walsh Securities, Inc. where he directs mortgage loan production, sales and securitization. Mr. Walsh was an executive of Donaldson, Lufkin and Jenrette Securities Corporation from January 1989 through March 1996 where he oversaw residential mortgage securitization, servicing brokerage and mortgage banking services. From February 1987 to December 1988, Mr. Walsh was an executive in the mortgage banking department at Bear Stearns & Company. From December 1985 to February 1987, Mr. Walsh was a senior banking officer at Carteret Savings Bank.

  FRANK P. FILIPPS has been a Director of the Company since August 1995. Mr. Filipps is also a director of ICH (AMEX-ICH). Mr. Filipps was elected President of CMAC Investment Corporation and Chairman, President and Chief Executive Officer of Commonwealth Mortgage Assurance Company ("CMAC") in January 1995. In May 1995, Mr. Filipps was elected a Director of CMAC Investment Corporation, and in January 1996, he was elected Chief Executive Officer of CMAC Investment Corporation. Mr. Filipps joined CMAC in 1992 as Senior Vice President and Chief Financial Officer, where he was responsible for the company's financial, investment and data processing operations, as well as the legal and human resources functions. In 1994, Mr. Filipps was promoted to Executive Vice President and Chief Operating Officer for both CMAC Investment Corporation and CMAC, where his additional responsibilities included the company's sales, marketing, underwriting and risk management operations. In 1975, Mr. Filipps joined American International Group and, from 1989 to 1992, he was Vice President and Treasurer. Prior to that, he was a Second Vice President for Chase Manhattan Bank, N.A., in New York.

  STEPHAN R. PEERS has been a Director of the Company since October 1995. Mr. Peers is also a director of ICH (AMEX-ICH). Since January 1998, Mr. Peers has been an executive at Aames Financial Corporation, a mortgage loan company. Mr. Peers served as a Managing Director of Resource Bancshares Corporation from August 1995 to December 1997. From April 1993 to December 1997, Mr. Peers was an Executive Vice President of International Strategic Finance Corporation, Ltd., where he performed corporate finance services for overseas issuers. From April 1989 to April 1993, Mr. Peers was a Vice President in corporate finance at Montgomery Securities where he specialized in financial services institutions. From March 1987 to March 1989, Mr. Peers was a Vice President at The First Boston Corporation in mortgage finance specializing in mortgage related products.

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

  The Charter of the Company authorizes it, to the maximum extent permitted by Maryland law, to obligate itself to indemnify and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (a) any present or former director or officer or (b) any individual who, while a director of the Company and at the request of the Company, serves or has served another corporation, partnership, joint venture, trust, employee benefit plan or any other enterprise as a director, officer, partner or trustee of such corporation, partnership, joint venture, trust, employee benefit plan or other enterprise from and against any claim or liability to which such person may become subject or which such person may incur by reason of his or her status as a present or former director or officer of the Company. The Bylaws of the Company obligate it, to the maximum extent permitted by Maryland law, to indemnify and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (a) any present or former director or officer who is made a party to the proceeding by reason of his service in that capacity or (b) any individual who, while a director of the Company and at the request of the Company, serves or has served another corporation, partnership, joint venture, trust, employee benefit plan or any other enterprise as a director, officer, partner or trustee of such corporation, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made a party to the proceeding by reason of his service in that capacity. The Charter and Bylaws also permit the Company to indemnify and advance expenses to any person who served a predecessor of the Company in any of the capacities described above and to any employee or agent of the Company or a predecessor of the Company.

  The MGCL requires a corporation (unless its charter provides otherwise, which the Company's Charter does not) to indemnify a director or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he is made a party by reason of his service in that capacity. The MGCL permits a corporation to indemnify its present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made a party by reason of their service in those or other capacities unless it is established that (a) the act or omission of the director or officer was material to the matter giving rise to the proceeding and (1) was committed in bad faith or (2) was the result of active and deliberate dishonesty, (b) the director or officer actually received an improper personal benefit in money, property or services or (c) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. However, under the MGCL, a Maryland corporation may not indemnify for an adverse judgment in a suit by or in the right of the corporation or for a judgment of liability on the basis that personal benefit was improperly received, unless in either case a court order indemnification and then only for expenses. In addition, the MGCL requires the Company, as a condition to advancing expenses, to a director or officer upon the corporation's receipt of (a) a written affirmation by the director or officer of his good faith belief that he has met the standard of conduct necessary for indemnification by the Company as authorized by the Bylaws and (b) a written undertaking by him or on his behalf to repay the amount paid or reimbursed by the Company if it shall ultimately be determined that the standard of conduct was not met. The Company has entered into indemnification agreements with all of its officers and directors which provide for the indemnification of such officers and directors to the fullest extent permitted under Maryland law. Insofar as indemnification by the Company for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the indemnity agreements referenced herein or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934

  Section 16(a) of the Exchange Act of 1934, as amended, requires IMH's Directors and executive officers, and persons who own more than ten percent of a registered class of IMH's securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

  To IMH's knowledge, based solely on a review of the copies of such reports furnished to IMH during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were satisfied by such persons.

ITEM 11. EXECUTIVE COMPENSATION

  The following table contains information on the annual cash compensation paid to executive officers of the Company for each of the years ended December 31, 1997 and 1996 for services rendered. During 1995, none of the executive officers of the IMH earned more than $100,000 in total compensation

                          SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                        ANNUAL COMPENSATION                 COMPENSATION
                               ---------------------------------------- -----------------------
                                                                                     SECURITIES
                                                                        RESTRICTED   UNDERLYING
   NAME AND PRINCIPAL                                    OTHER ANNUAL     STOCK       OPTIONS      ALL OTHER
        POSITION          YEAR SALARY(1) BONUS(2)(3)    COMPENSATION(5)  AWARD(S)      (#)(7)   COMPENSATION(8)
   ------------------     ---- --------- -----------    --------------- ----------   ---------- ---------------
Joseph R. Tomkinson       1997 $200,000  $1,079,762(4)      $16,000      $   --        97,500        $960
 Vice Chairman of the     1996 $250,000  $  471,197(4)      $24,648          --           --         $870
 Board and Chief
 Executive Officer of
 IMH and Chairman of the
 Board and CEO of IFC
 and IWLG
William S. Ashmore        1997 $150,000  $  769,676(4)      $10,400      $   --        60,000        $580
 President and Chief      1996 $200,000  $  237,878(4)      $16,248          --           --         $839
 Operating Officer of
 IMH and President of
 IFC and IWLG
Richard J. Johnson        1997 $ 75,000  $  395,135         $10,400      $   --        15,000        $176
 Executive Vice           1996 $100,000  $   68,250         $16,248      $15,090(6)       --         $216
 President, Chief
 Financial Officer,
 Treasurer, and
 Secretary of IMH, IFC
 and IWLG
Mary C. Glass-Schannault  1997 $ 61,740  $  197,314         $ 8,075          --         7,500        $238
 Vice President of IMH    1996 $ 90,000  $   99,148         $ 6,755          --           --         $357
 and Senior Vice
 President, Structured
 Transactions, of IFC
 and IWLG

--------
(1) On November 20, 1995, each of the persons in the above table entered into a five-year employment agreement at a base annual salary, subject to adjustment for inflation, plus bonuses described in footnote (3) and in the case of Messrs. Tomkinson and Ashmore, those additional bonuses described in footnote (4). In August 1997 in connection with ICH's initial public offering each officer's employment agreement was amended and restated to allow him or her to become an officer of RAI Advisors, LLC ("RAI"), the manager to ICH, and of ICH and ICCC. See "--Employment Agreements." Salary, other annual compensation and all other compensation are allocated to the Company at a rate of two-thirds and to ICH at a rate of one-third for services performed by executive officers as part of the Company's submanagement agreement with RAI. Total current base salaries pursuant to the employment agreements are as follows: Joseph R. Tomkinson--$300,000; William S. Ashmore--$225,000; Richard J. Johnson--$112,500 and Mary C. Glass-Schannault--$92,930. See "Item 13. Certain Relationships and Related Transactions--Arrangements with ICH."

(2) During 1996, pursuant to the Management Agreement, the Company reserved up to 1/5 of the Company's 25% Incentive Payment (as defined therein) for distribution as bonuses to its employees in amounts determined by the Company's Board of Directors. Such payment was made in lieu of payment of a like amount to ICAI under the Management Agreement. Pursuant to the Amended and Restated Management Agreement, dated January 31, 1997, the Company paid 1/4 of the Company's 25% Incentive Payment for distribution as bonuses to participants in its executive bonus pool in amounts determined in the sole discretion of the Company's Chief Executive Officer and 25% of the per annum base management fee shall was paid to participants in the Company's executive bonus pool in amounts determined in the sole discretion of the Company's Chief Executive Officer. Such payment was made in lieu of payment of a like amount to ICAI under the Amended and Restated Management Agreement. The Amended and Restated Management Agreement was terminated effective December 19, 1997. See "Item
    13. Certain Relationships and Related Transactions--Relationships with the Manager--Termination of Management Agreement."

(3) Includes a quarterly bonus equal to the aggregate dividend such person would have received from the Company on all shares of Common Stock underlying unexercised stock options held by such person which were outstanding on the date of payment of said bonus; provided, however, that
    (1) no such bonus was paid in calendar 1995, (2) quarterly bonuses were paid for each of the first three quarters of calendar 1996 since the dividend that would by payable by the Company on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equaled or exceeded ten percent (10%) (on an annualized basis) of $8.67 (after giving effect to the stock split in November 1997), and (3) quarterly bonuses were paid for the fourth quarter of 1996 and each of the four quarters of 1997 since the dividend that would be payable by the Company on shares of its Common Stock for the subject quarter after payment of all such quarterly bonuses equaled or exceeded fifteen percent (15%) (on annualized basis) of $8.67 (after giving effect to the stock split in November 1997), and quarterly bonuses will be paid for each calendar quarter thereafter, if the dividend that would be payable by the Company on shares of its Common Stock for the subject quarter equals or exceeds such level as determined by a majority of the Unaffiliated Directors. Such persons will not be required to refund any portion of such bonuses previously earned regardless of the level of dividends in subsequent quarters.

(4) Messrs. Tomkinson and Ashmore are each entitled to performance and profitability bonuses.

(5) Consists of a car allowance paid by the Company and contributions paid by the Company under the 401(k) plan.

(6) Consists of 1,509 shares acquired on April 12, 1996 and based on a closing price on that date of $10.00 per share as quoted on the American Stock Exchange (after giving effect to the stock split in November 1997). As of December 31, 1997, based on a closing price of $17.875 per share as quoted on the American Stock Exchange, the value of the stock was $26,973.

(7) Consists of options granted under IMH's Stock Option Plan (as described below). Options vest 100% one year from the date of grant. See "--Options Granted in Fiscal Year Ended December 31, 1997."

(8) For each person, consists of payments on group term-life insurance.

EMPLOYMENT AGREEMENTS

  On November 20, 1995, each of Messrs. Tomkinson, Ashmore and Johnson and Ms. Glass-Schannault entered into a five-year employment agreement with IFC. In August 1997, in connection with the public offering of ICH, each officer's employment agreement was amended and restated to allow him or her to become an officer of RAI (and of ICH and ICCC). See "--Executive Compensation--Summary Compensation Table" for annual salary and bonus descriptions. RAI has agreed to cause each of its officers to devote as much of his or her time to the operations of ICH as is necessary. ICH will reimburse RAI, who will reimburse IFC, on a dollar for dollar basis (including a service charge (see "Item 13. Certain Transactions and Related Transactions--Arrangements with ICH")), for the actual cost of providing the services of its officers to ICH based upon the compensation payable to them by IFC, plus a 15% service charge.

  Pursuant to the employment agreements, if the officer is terminated without cause (as defined therein) then the officer will receive (i) his or her base salary for a period of one year following the date of termination, (ii) any bonus or incentive compensation prorated through the date of termination; provided that if the bonus or incentive compensation is discretionary, then the officer will receive a payment at least equal to the last previous payment made to the officer, if any, for the previous year prorated to the date of termination, and (iii) any expense reimbursements. Each officer agreed that he or she will not compete with the Company if the agreement is voluntarily terminated by the officer. The employment agreements will not be terminated upon any merger or the transfer of all or substantially all of IFC's assets.

401(k) PLAN

  On the effective date of the IPO, the Company commenced participation in the ICII contributory retirement plan ("401(k) Plan") for all full time employees with at least six months of service, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Code. The 401(k) Plan provides that each participant may contribute from 2% to 14% of his or her salary, and the Company will contribute to the participant's plan account at the end of each plan year 50% of the first 4% of salary contributed by a participant. Under the 401(k) Plan, employees may elect to enroll on the first day of any month, provided that they have been employed for at least six months.

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

SUMMARY OF THE PROVISIONS OF THE STOCK OPTION PLAN

  The Company's 1995 Stock Option, Deferred Stock and Restricted Stock Plan (the "Stock Option Plan") provides for the grant of qualified incentive stock options ("ISOs") that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), stock options not so qualified ("NQSOs") and deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights awards ("Awards"). The Stock Option Plan is administered by the Board of Directors or a committee of the Directors (the "Administrator"). ISOs may be granted to the officers and key employees of the Company. NQSOs and Awards may be granted to the directors, officers and key employees of the Company or any of its subsidiaries, to the directors, officers and key employees of the Manager, or to the Manager itself, and to the directors, officers and key employees of IFC. The exercise price for any option granted under the Stock Option Plan may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding Common Stock) of the fair market value of the shares of Common Stock at the time the option is granted. The purpose of the Stock Option Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to those whose job performance affects the Company. The effective date of the Stock Option Plan was August 31, 1995.

  Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the Stock Option Plan currently authorizes the grant of options to purchase, and Awards of, up to 1,200,000 shares and as of December 31, 1997, 304,125 shares underlying options were available for grant. If an option granted under the Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the Stock Option Plan.

  Under the Stock Option Plan, the Company may make loans available to stock option holders, subject to Board of Directors' approval, in connection with the exercise of stock options granted under the Stock Option Plan. See "-- Stock Option Loan Plan". If shares of Common Stock are pledged as collateral for such indebtedness, such shares may be returned to the Company in satisfaction of such indebtedness. If so returned, such shares shall again be available for issuance in connection with future stock options and Awards under the Stock Option Plan.

  Unless previously terminated by the Board of Directors, no options or Awards may be granted under the Stock Option Plan after August 31, 2005.

  Options granted under the Stock Option Plan will become exercisable in accordance with the terms of the grant made by the Administrator. Awards will be subject to the terms and restrictions of the award made by the Administrator. The Administrator has discretionary authority to select participants from among eligible persons and to determine at the time an option or Award is granted and, in the case of options, whether it is intended to be an ISO or a NQSO, and when and in what increments shares covered by the option may be purchased.

  Under current law, ISOs may not be granted to any individual who is not also an officer or employee of the Company. To ensure that the Company qualifies as a REIT, the Stock Option Plan provides that no options may be granted under the Stock Option Plan to any person who, assuming exercise of all options held by such person, would own or be deemed to own more than 9.5% of the outstanding shares of Common Stock of the Company.

  Each option must terminate no more than 10 years from the date it is granted (or 5 years in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the combined voting power of the Company's outstanding Common Stock). Options may be granted on terms providing for exercise in whole or in part at any time or times during their respective terms, or only in specified percentages at stated time periods or intervals during the term of the option, as determined by the Administrator.

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

            OPTIONS GRANTED IN FISCAL YEAR ENDED DECEMBER 31, 1997


                                                                    POTENTIAL REALIZABLE
                                      INDIVIDUAL GRANT                VALUE AT ASSUMED
                         ------------------------------------------    ANNUAL RATES OF
                         NUMBER OF                                       STOCK PRICE
                           SHARES   PERCENTAGE                        APPRECIATION FOR
                         UNDERLYING OF OPTIONS EXERCISE                OPTION TERM(4)
                          OPTIONS   GRANTED TO   PRICE   EXPIRATION ---------------------
NAME                     GRANTED(1) EMPLOYEES  ($/SH)(2)  DATE(3)     5%($)     10%($)
----                     ---------- ---------- --------- ---------- --------- -----------
Joseph R. Tomkinson.....   75,000      23.1%    15.4167    1/28/07    727,159   1,842,765
                           22,500       6.9%    17.5833   10/21/07    134,550     305,249
William S. Ashmore......   37,500      11.5%    15.4167    1/28/07    363,580     921,382
                           22,500       6.9%    17.5833   10/21/07    134,550     305,249
Richard J. Johnson......   15,000       4.6%    15.4167    1/28/07    145,432     368,553
Mary C. Glass-
 Schannault.............    7,500       2.3%    15.4167    1/28/07     72,716     184,276

--------
(1) Such stock options vest 100% on the first anniversary of the date of grant.

(2) The exercise price for all options equals the fair market value of such shares at the date of grant as determined by the Administrator.

(3) Such stock options expire ten years from the date of grant or earlier upon termination of employment.

(4) Amounts reflect assumed risks of appreciation set forth in the Commission's executive compensation disclosure requirements. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                   NUMBER OF SECURITIES
                                                        UNDERLYING      VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS  IN-THE-MONEY OPTIONS
                           SHARES                   AT FISCAL YEAR-END   AT FISCAL YEAR-END
                         ACQUIRED ON     VALUE         EXERCISABLE/         EXERCISABLE/
NAME                     EXERCISE (#) REALIZED ($) UNEXERCISABLE (#)(1) UNEXERCISABLE ($)(2)
----                     -----------  ------------ -------------------- --------------------
Joseph R. Tomkinson.....     --           --            --/240,000          --/1,669,000
Willam S. Ashmore.......     --           --            --/135,000            --/876,875
Richard J. Johnson......     --           --             --/52,500            --/425,937
Mary C. Glass-
 Schannault.............     --           --             --/45,000            --/407,500

--------
(1) For a description of the terms of such options, see "--Stock Option Plan."

(2) Based on a price per share of $17.875, which was the price of a share of Common Stock as quoted on the American Stock Exchange at the close of business on December 31, 1997.

STOCK OPTION LOAN PLAN

  In December 1996, the Board of Directors adopted the Impac Mortgage Holdings, Inc. 1996 Stock Option Loan Plan (the "Loan Plan") under which loans may be made to officers, directors and key employees of the Company, the Manager and IFC in connection with the exercise of stock options granted under the Stock Option Plan. Under the Loan Plan, the principal of any loan may not exceed the sum of (x) the exercise price less the par value of the shares of Common Stock covered by the stock option exercised by the holder and (y) any Federal, state, or local income tax attributable to such exercise. Any loan proceeds must be paid directly to the Company in connection with the exercise of such options. Loans may be extended for a period of five years and can be extended annually for up to two more years, but in no event may the term be longer than seven years, including extensions. The interest rate on each loan is approved by the Compensation Committee, with such interest rate to be at all times at least sufficient to avoid imputed interest under the Code. The loans under the Loan Plan are evidenced by a promissory note, they are full recourse loans and are secured by pledges of the Common Stock purchased upon the exercise of the stock options to which they relate. In the event of the sale or transfer of any of the shares of the Common Stock pledged as security, except under certain limited conditions, the unpaid principal balance and accrued interest shall become immediately due and payable to the extent of the proceeds realized from such sale or transfer. The principal and interest on the loans made under the Loan Plan are payable quarterly only upon the payment of dividends by the Company to holders of its Common Stock. The loans may be prepaid without penalty at any time.

  The following table sets forth information as of December 31, 1997 relating to loans made by IMH to certain directors of IMH and directors of ICAI under the Loan Plan in connection with the exercise of stock options under the Stock Option Plan.

                                         BALANCE AT     HIGHEST BALANCE INTEREST
     NAME                             DECEMBER 31, 1997   DURING 1997     RATE
     ----                             ----------------- --------------- --------
     James Walsh.....................    $  213,747       $  239,438      5.63%
     Frank P. Fillips................       213,743          239,438      5.63
     Stephan R. Peers................       213,747          239,438      5.63
     H. Wayne Snavely................       272,982          300,000      5.63
     Stephen Sugerman................       291,282          305,250      5.63
                                         ----------       ----------
       Total.........................    $1,205,501       $1,323,564
                                         ==========       ==========

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company's Compensation Committee and Audit Committee each consist of Messrs, Snavely, Walsh, Filipps and Peers. No member of the Compensation Committee was, during the fiscal year, an officer or employee of IMH, nor was any member of the Compensation Committee formerly an officer of IMH

  H. Wayne Snavely, Chairman of the Board and a member of the Compensation Committee of IMH, is also Chairman of the Board, Chief Executive Officer and President of ICII. Joseph R. Tomkinson, Vice Chairman of the Board and Chief Executive Officer of IMH, is also a Director of ICII. See "Item 13. Certain Relationships and Related Transactions--Relationships with ICII." Mr. Tomkinson is also Chairman of the Board and Chief Executive Officer of ICH, and a member of ICH's Compensation Committee. William S. Ashmore, President, Chief Operating Officer and a Director of IMH is also the President and Chief Operating Officer of ICH. See "Item 13. Certain Relationships and Related Transactions--Arrangements with ICH."

  In March 1997, IWLG extended a $5.0 million line of credit to WSI, of which James Walsh, a Director of the Company and a member of the Compensation Committee, is an Executive Vice President. The line of credit was increased to $7.5 million in November 1997 (the "WSI Credit Line"). Advances under the line of credit bear interest at a rate determined at the time of each advance.

  In August 1997, IFC purchased $80.2 million of non-conforming residential mortgage loans from Greenwich Capital Financial Products, Inc. ("Greenwich") pursuant to a mortgage loan purchase agreement. Greenwich previously purchased such loans from WSI. In December 1997, WSI repurchased $7.3 million of the loans that IFC originally purchased from Greenwich at a loss to the Company of $112,000. In connection with the repurchase, IWLG extended loans of approximately $5.1 million to WSI under the WSI Credit Line at rates ranging from prime plus 2% per annum to prime plus 4% per annum. Of the $5.1 million, 100% and 90% were financed on approximately $2.3 million and $3.1 million, respectively, of unpaid principal balance of mortgage loans repurchased by WSI. As of December 31, 1997, WSI had an aggregate of $5.9 million outstanding under the WSI Credit Line.

  IFC entered into a forward commitment with WSI to purchase or broker approximately $500.0 million of certain mortgage loans until April 30, 1998. The premium at which IFC purchases the loans depends on whether the loans are resold or brokered by IFC. As of December 31, 1997, IFC has brokered approximately $20.0 million of mortgage loans for WSI.

  The Company purchased Walsh Acceptance Corporation mortgage pass-through certificates series 1997-1, Class B, for $6.7 million, net of a discount of $916,000, with a current yield of 8.9%.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 24, 1998 by (1) each person known to the Company to beneficially own more than five percent of the Company's Common Stock, (2) each Director, (3) the Company's executive officers, and (4) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                      NUMBER OF   PERCENTAGE OF
                                                        SHARES       SHARES
                                                     BENEFICIALLY BENEFICIALLY
              NAME OF BENEFICIAL OWNER                  OWNED         OWNED
              ------------------------               ------------ -------------
Imperial Credit Industries, Inc. (1)................  2,009,310        8.6%
Wellington Management Company, LLP (2)..............  1,498,750        6.4%
Joseph R. Tomkinson (3).............................     42,372         *
H. Wayne Snavely (3)................................     30,000         *
William S. Ashmore (3)..............................     29,147         *
James Walsh (3).....................................     27,000         *
Richard J. Johnson (3)..............................     24,540         *
Frank P. Fillips (3)................................     22,500         *
Stephan R. Peers (3)................................     22,500         *
All directors and executive officers as a group (7
 persons) (3).......................................    198,059         *

--------
 *  less than 1%

(1) ICII is located at 23550 Hawthorne Blvd., Building #1, Suite 110, Torrance, CA 90505.

(2) Wellington Management Company, LLP ("Wellington") is located at 75 State Street, Boston, Massachusetts 02109. Based on a Scheduled 13G, as amended, filed February 10, 1998, Wellington has shared dispositive power as to 1,498,750 shares and shared voting power as to 1,131,900 shares.

(3) May be reached through the Company located at 20371 Irvine Avenue, Santa Ana Heights, CA 92707.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS WITH THE MANAGER

  The Company entered into the Management Agreement with ICAI, the Manager, effective on November 20, 1995, for an initial term expiring on January 31, 1997 which the Company renewed for an additional five year term. See "-- Management Fees"). Effective December 19, 1997, the Company terminated its Management Agreement with the Manager. The termination fee was paid with 2,009,310 shares of the Company's Common Stock representing a value of $35.0 million in addition to other assets comprising the balance. See "--Termination of Management Agreement."

  The Company is currently negotiating with the principals of RAI to provide management services. The arrangement pursuant to which management services will be provided to the Company will be on terms no less favorable to the Company on a pro rata basis than the terms of the agreement with ICAI.

 Management Fees

  Prior to January 31, 1997, the Manager was entitled to a per annum base management fee payable monthly in arrears of an amount equal to (1) 3/8 of 1% of Gross Mortgage Assets (as defined in the Management Agreement) of IMH comprised of other than Agency Certificates (as defined in the Management Agreement), conforming mortgage loans or mortgage-backed securities secured by or representing interests in conforming mortgage loans, plus (2) 1/8 of 1% of the remainder of Gross Mortgage Assets of IMH plus (3) 1/5 of 1% of the average daily asset balance of the outstanding amounts under IWLG's warehouse lending facilities. A base management fee of $4.0 million, $2.1 million, $38,000 was accrued for the years ended December 31, 1997, 1996 and the Interim Period, respectively.

  Prior to January 31, 1997, as incentive compensation (the "Incentive Payment"), the Manager was entitled to receive for each fiscal quarter, an amount equal to 25% of the net income of the Company, before deduction of such incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to the daily average Ten Year U.S. Treasury Rate plus 2%. The term "Return on Equity" was calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Net Worth for the quarter. For such calculations, the "Net Income" of the Company means the income of the Company determined in accordance with GAAP before the Manager's incentive compensation, the deduction for dividends paid and any net operating loss deductions arising from losses in prior periods. A deduction for all of the Company's interest expenses for borrowed money was also taken in calculating Net Income. "Average Net Worth" for any period means the arithmetic average of the sum of the gross proceeds from any offering of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offering, plus the Company's retained earnings (without taking into account any losses incurred in prior periods) computed by taking the daily average of such values during such period. The definition "Return on Equity" was only for purposes of calculating the incentive compensation payable, and was not related to the actual distributions received by stockholders. The 25% Incentive Payment to the Manager was calculated quarterly in arrears before any income distributions were made to stockholders for the corresponding period. For the years ended December 31, 1997, 1996 and the Interim Period, the Manager earned $2.4 million, $1.3 million, and none, respectively, for the Manager's Incentive Payment.

  Pursuant to the Management Agreement, the Company provided up to 1/5 of the Company's 25% Incentive Payment for distribution as bonuses to its employees in amounts determined by the Company's Board of Directors. Such payment were made in lieu of payment of a like amount to the Manager under the Management Agreement. For the years ended December 31, 1997, 1996 and the Interim Period, the Company recorded $307,000, $155,000 and none, pursuant to this provision of the Management Agreement.

  The Management Agreement described above expired on January 31, 1997 and a new five year agreement was executed with similar terms except as follows: (1) 75% of the per annum base management fee as calculated above was paid to the Manager for services rendered under the agreement; (2) 25% of the per annum base management fee as calculated above was paid to participants in its executive bonus pool in amounts determined in the sole discretion of the Company's Chief Executive Officer; (3) the Company reserved up to 1/4 versus 1/5 of the above incentive compensation for distribution as bonuses to participants in its executive bonus pool in amounts determined in the sole discretion of the Company's Chief Executive Officer; and (4) net income included in the Return on Capital calculation was changed from net income in accordance with GAAP to net taxable income.

  The Manager's base and incentive fees were calculated by the Manager within 60 days after the end of each calendar quarter, with the exception of the fourth quarter for which compensation was computed within 30 days, and such calculation was promptly delivered to the Company. The Company was obligated to pay the base fee within 90 days after the end of each calendar quarter.

 Expenses

  Pursuant to the Management Agreement, the Company also paid all operating expenses except those specifically required to be borne by the Manager under the Management Agreement. The operating expenses generally required to be borne by the Manager include the compensation and other employment costs of the Manager's officers in their capacities as such and the cost of office space and out-of-pocket costs, equipment and other personnel required for oversight of the Company's operations. The expenses paid by the Company included issuance and transaction costs incident to the acquisition, disposition and financing of investments, regular legal and auditing fees and expenses of the Company, the fees and expenses of the Company's Directors, premiums for directors' and officers' liability insurance, premiums for fidelity and errors and omissions insurance, servicing and sub-servicing expenses, the costs of printing and mailing proxies and reports to stockholders, and the fees and expenses of the Company's custodian and transfer agent, if any. Reimbursements of expenses incurred by the Manager which are the responsibility of the Company are made monthly. For the years ended December 31, 1997, 1996 and for the Interim Period, there were no monies paid to the Manager as reimbursement of expenses.

 Termination of Management Agreement

  Effective December 19, 1997, the Company terminated its Management Agreement with ICAI. A termination fee in the aggregate of $44.0 million was paid with 2,009,310 shares of the Company's Common Stock representing a value of $35.0 million in addition to equity in IFC's residual interests in securitizations originally purchased from ICII during 1996 representing $9.0 million. IMH purchased the equity in residual interests in securitizations from IFC for $9.0 million and simultaneously retired IFC's borrowings with IMH for the equity in residual interests in securitizations of $9.0 million. No gain or loss on the sale of residual interests in securitizations was recorded by IMH or IFC. For financial accounting purposes, the termination fee was treated as a non-recurring, non-cash expense and resulted in a charge of $44.4 million to the Company's fourth quarter earnings.

RELATIONSHIPS WITH ICII

 General

  ICII is a publicly traded company whose shares of common stock are listed on the Nasdaq National Market. ICAI, a wholly-owned subsidiary of ICII, was the Manager and provided advisory services to IMH in accordance with the terms of the Management Agreement during 1997. At March 24, 1998, ICII owned 2,009,310 shares of IMH Common Stock that was acquired by ICAI in December 1997 in connection with the termination of the Management Agreement. ICAI subsequently transferred the shares of stock to ICII. In addition, a number of Directors and officers of IMH and IFC also serve as Directors and/or officers of ICII. See "Item 10. Directors and Executive Officers of the Registrant." IMH currently utilizes ICAI as a resource for human resources services. See "-- Services Agreement with ICAI."

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

 The Contribution Transaction

  On November 20, 1995, ICII contributed to IFC certain of the operating assets and certain customer lists of ICII's mortgage conduit operations including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans subject to rate locks from correspondents (having a principal balance of $44.3 million at November 20, 1995), in exchange for shares representing 100% of the common stock and 100% of the outstanding non-voting preferred stock of IFC. Simultaneously, on November 20, 1995, in exchange for 500,000 shares of Common Stock, ICII (1) contributed to IMH all of the outstanding non-voting preferred stock of IFC, which represents 99% of the economic interest in IFC, (2) caused SPB to contribute to IMH certain of the operating assets and certain customer lists of SPB's warehouse lending division, and (3) executed the Non-Compete Agreement and the Right of First Refusal Agreement, each having a term of two years from November 20, 1995. Of the 500,000 shares issued pursuant to the Contribution Transaction, 450,000 shares were issued to ICII and 50,000 shares were issued to SPB. Such shares have subsequently been sold by ICII and SPB. All of the outstanding shares of common stock of IFC were retained by ICII. Lastly, IMH contributed all of the aforementioned operating assets of SPB's warehouse lending operations contributed to it by SPB to IWLG in exchange for shares representing 100% of the common stock of IWLG thereby forming it as a wholly owned subsidiary. At November 20, 1995, the net tangible book value of the assets contributed pursuant to the Contribution Transaction was $525,000. ICII and SPB retained all other assets and liabilities related to the contributed operations which at November 20, 1995 consisted mostly of $11.7 million of MSRs, $22.4 million of finance receivables and $26.6 million in advances made by ICII and SPB to fund mortgage conduit loan acquisitions and to fund finance receivables, respectively.

  Pursuant to the Non-Compete Agreement, ICII and any entity of which ICII owned more than 25% of the voting securities (a 25% entity) may not compete with the Company's Warehouse Lending Operations and may not establish a network of third party correspondent loan originators or another end-investor in non-conforming mortgage loans. This agreement expired on November 20, 1997.

  Pursuant to the Right of First Refusal Agreement, ICII granted IFC a right of first refusal to purchase all non-conforming mortgage loans that ICII or any 25% entity originated or acquired and subsequently offered for sale, and IFC granted ICII, or any 25% entity designated by ICII, a right of first refusal to purchase all conforming mortgage loans that IFC acquired and subsequently offered for sale. This agreement expired on November 20, 1997.

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

  The Company has entered into a sublease with ICII to lease a portion of its facilities as the Company's executive offices and administrative facilities. The Company believes that the terms of the sublease are at least as favorable as could have been obtained from an unaffiliated third party. For the year ended December 31, 1997, 1996 and the Interim Period, $395,672, $180,861 and $12,210, respectively, were paid by the Company to ICII under the sublease. See "Item 2. Properties."

  Additional or modified arrangements and transactions may be entered into by the Company, ICII, and their respective subsidiaries, in the future. Any such future arrangements and transactions will be determined through negotiation between the Company and ICII, and it is possible that conflicts of interest will be involved. The Unaffiliated Directors, consisting of directors independent of the Company, any manager of the Company (including ICAI) and ICII and its Affiliates, must independently approve all transactions by and between the Company and ICII.

 Tax Agreement

  IMH entered into an agreement (the "Tax Agreement") effective November 20, 1995 with ICII for the purposes of (1) providing for filing certain tax returns, (2) allocating certain tax liability and (3) establishing procedures for certain audits and contests of tax liability.

  Under the Tax Agreement, ICII has agreed to indemnify and hold IMH harmless from any tax liability attributable to periods ending on or before November 20, 1995, in excess of such taxes as IMH has already paid or provided for. For periods ending after November 20, 1995, IMH will pay its tax liability directly to the appropriate taxing authorities. To the extent (1) there are audit adjustments that result in a tax detriment to IMH or (2) IMH incurs losses that are carried back to an earlier year and any such adjustment described in (1) or loss described in (2) results in a tax benefit to ICII or its affiliates, then ICII will pay to IMH an amount equal to the tax benefit as that benefit is realized. ICII will also agree to indemnify IMH for any liability associated with the contribution of the preferred stock of IFC and certain operational assets of SPB's warehouse lending division or any liability arising out of the filing of a federal consolidated return by ICII or any return filed with any state or local counterpart liability. To the extent there are audit adjustments that result in any tax detriment to ICII or any of its affiliates with respect to any period ending on or before November 20, 1995, as a result thereof, IMH for any taxable period after November 20, 1995 realizes a tax benefit, then IMH shall pay to ICII the amount of such benefit at such time or times as IMH actually realizes such benefit.

  ICII generally controls audits and administrative and judicial proceedings with respect to periods ending on or before November 20, 1995, although ICII cannot compromise or settle any issue that increases IMH's liability without first obtaining the consent of IMH. IMH generally controls all other audits and administrative and judicial proceedings.

 Services Agreement with ICII

  Prior to November 20, 1995, the predecessors of IFC and IWLG were historically allocated expenses of various administrative services provided by ICII. The costs of such services were not directly attributable to a specific division or subsidiary and primarily included general corporate overhead, such as accounting and cash management services, human resources and other administrative functions. These expenses were calculated as a pro rata share of certain administrative costs based on relative assets and liabilities of the division or subsidiary, which management believed was a reasonable method of allocation. The allocations of expenses for the period January 1, 1995 to November 19, 1995 were $269,226 for IFC and IWLG combined.

  The Company and ICII entered into a services agreement effective as of November 20, 1995 (the "Services Agreement") under which ICII provides various services to the Company, including data processing, human resource administration, general ledger accounts, check processing and payment of accounts payable. ICII charges fees for each of the services which it provides under the Services Agreement based upon usage. The Company may terminate the Services Agreement, in whole or in part, upon one month's written notice. As part of the services to be provided under the Services Agreement, ICII provides the Company with insurance coverage and self-insurance programs, including health insurance. The charge to the Company for coverage will be based upon a pro rata portion of the costs to ICII for the various policies. Management believes that the terms of the Services Agreement are as favorable to the Company as could be obtained from independent third parties. For the year ended December 31, 1997, 1996 and for the Interim Period, total expenses related to these services that were allocated to IFC and IWLG combined were $160,080, $440,782 and $29,131, respectively.

 Services Agreement with ICAI

  In connection with the Termination Agreement, the Company entered into a services agreement with ICAI for a term of one year. ICAI agreed to provide certain human resource and data and phone communication services based on an arranged fee.

ARRANGEMENTS WITH ICH

  In February 1997, the Company incorporated ICH, a specialty commercial property finance company which will elect to be taxed as a REIT. ICH purchases, sells and securitizes commercial mortgage loans and invests in such mortgage loans and securities backed by such loans. In connection with the organization of ICH and its initial public offering in August 1997, the Company capitalized ICH with $15.0 million and currently holds 719,789 shares of ICH common stock representing 9.8% of the outstanding shares of common stock from which it expects to receive dividend income, and 674,211 shares of ICH's non-voting Class A Common Stock, which are convertible into an equivalent amount of shares of common stock.

  Many of the affiliates of IMH, RAI and IFC have interlocking executive positions and share common ownership. Joseph R. Tomkinson, IMH's Vice Chairman of the Board and Chief Executive Officer and IFC's Chief Executive Officer and a Director, is the Chief Executive Officer and Chairman of the Board of ICH, a one- third owner of RAI, an owner of one-third of the common stock of IFC, and an owner of 25% of the common stock of ICCC. William S. Ashmore, IMH's President, Chief Operating Officer, and a Director and IFC's President and a Director, is the President and Chief Operating Officer of ICH, a one-third owner of RAI, an owner of one-third of the common stock of IFC, and an owner of 25% of the common stock of ICCC. Richard J. Johnson, IMH's and IFC's Executive Vice President, Chief Financial Officer, Treasurer and Secretary, and a Director of IFC, is Senior Vice President, Chief Financial Officer, Treasurer and Secretary of ICH, a one-third owner of RAI, an owner of one-third of the common stock of IFC, and an owner of 25% of the common stock of ICCC. Mary C. Glass-Schannault, IMH's and IFC's Senior Vice President, is a Senior Vice President of ICH and ICCC. Each of James Walsh, Frank P. Filipps and Stephan R. Peers, Directors of IMH, are Directors of ICH. Messrs. Tomkinson, Ashmore, Johnson and Ms. Glass-Schannault and Messrs. Snaveley, Walsh, Filipps and Peers hold 76,800, 76,800, 62,400 and 12,000 and 12,000 shares of the common stock of ICH. Messrs. Tomkinson, Ashmore and Johnson and Ms. Glass-Schannault also hold options to purchase 10,000 shares of ICH common stock with related dividend equivalent rights, and Messrs. Walsh, Filipps, and Peers hold options to purchase 10,000 shares of common stock. In addition, as owners of all of the outstanding shares of voting stock of IFC, Messrs. Tomkinson, Ashmore, and Johnson, have the right to elect all directors of IFC and the ability to control the outcome of all matters for which the consent of the holders of the common stock of IFC is required. Ownership of 100% of the common stock of IFC entitles the owners thereof to an aggregate of 1% of the economic interest in IFC. Messrs. Tomkinson, Ashmore and Johnson received their shares of IFC Common Stock from ICII.

  The oversight of the day-to-day operations of ICH is conducted by RAI pursuant to a Management Agreement ("the RAI Management Agreement"). The officers of RAI, Joseph R. Tomkinson, William S. Ashmore, Richard J. Johnson and Mary C. Glass-Schannault, are also officers of IMH and IFC. RAI is owned one-third by Joseph R. Tomkinson, IMH's Vice Chairman of the Board and Chief Executive Officer, ICH's Chairman of the Board and Chief Executive Officer, one-third by William S. Ashmore, IMH's and ICH's President and Chief Operating Officer and a Director of IMH, and one-third by Richard J. Johnson, IMH's and ICH's Senior Vice President, Chief Financial Officer, Treasurer and Secretary.

  Each Messrs. Tomkinson, Ashmore and Johnson and Mrs. Glass-Schannault has modified his or her employment agreement with IFC to allow him or her to become an officer of RAI (and of ICH and ICCC). However, such officers are expected to devote the majority of their time and effort towards the management and operations of IMH and IFC. RAI has agreed to cause each of its officers to devote as much of his or her time to the operations of ICH as is necessary. ICH will reimburse RAI, who will reimburse ICIFC, on a dollar for dollar basis (including the service charge referenced below), for the actual cost of providing the services of its officers to ICH based upon the compensation payable to them by IFC, plus a 15% service charge. See "Item 11. Executive Compensation." ICH will reimburse RAI for expenses incurred by RAI, plus a service charge of 15% on all expenses owed by RAI to IFC for costs and services under any submanagement agreement between IFC, and RAI will pay all such third parties on a dollar for dollar basis for the aforementioned amounts received by it from ICH; no such 15% service charge will be paid to third party service providers other than IFC. For the first three years of the RAI Management Agreement, there will be a minimum amount of $500,000 (including the 15% service charge) payable by ICH in connection with services provided and expenses incurred by RAI and payable by RAI to IFC. After the third year, ICH will only be responsible for reimbursing expenses and services provided, with the 15% service charge for amounts due to IFC. However, such officers are expected to devote the majority their time and effort towards the management and operations of IMH and IFC. Should the operations of ICH and ICCC and those of the Company require immediate attention or action by RAI or any of its officers, there can be no assurance that the officers of RAI will be able to properly allocate sufficient time to the operations of the Company. The failure or inability of the Company's officers and directors to provide the services required of them under their respective employment agreements or any other agreements or arrangements with the Company would have a material adverse effect on the Company's business.

 Non-Competition Agreement

  IFC and IMH entered into a non-compete agreement, (the "Non-Compete Agreement") with ICH, effective as of August 8, 1997, under which neither IMH nor IFC will originate or acquire any commercial mortgages or CMBSs for a period of the earlier of nine months from August 1997 or the date upon which ICH accumulates (for investment or sale) $300.0 million of commercial mortgages and/or commercial mortgage-backed securities ("CMBSs"). However, the Non-Compete Agreement does not preclude IMH (either directly or through IFC) from purchasing any commercial mortgages or CMBSs as permitted under the Right of First Refusal Agreement (as defined below). After the termination of the Non-Compete Agreement, and subject to the Right of First Refusal Agreement, IMH, as a mortgage REIT, and IFC, may compete with the operations of ICH.

 Right of First Refusal Agreement

  It is anticipated that RAI will act as the manager for other REITs, some of which may have been or will be affiliated with the Company, ICH, or their respective conduit operations (an "Affiliated REIT"). In such any event, any Affiliated REIT utilizing RAI as its manager may be in competition with the Company. RAI, ICH, ICCC, IMH and IFC have entered into a ten-year right of first refusal agreement (the "Right of First Refusal Agreement"). It is expected that any Affiliated REIT utilizing RAI as its manager will become a party to the Right of First Refusal Agreement, but such event is outside the control of the Company and there can be no assurance that any or all Affiliated REITs will actually become parties to the Right of First Refusal Agreement. Pursuant to this Agreement, RAI has agreed that any mortgage loan or mortgage-backed security investment opportunity (an "Investment Opportunity") which is offered to it on behalf of either the Company, ICH or any Affiliated REIT will first be offered to that entity (the "Principal Party") whose initial primary business as described in its initial public offering documentation (the "Initial Primary Business") most closely aligns with such Investment Opportunity. In addition, both IMH and IFC on the one hand, and ICH and ICCC on the other, will agree that any Investment Opportunity offered to either of them which falls outside the scope of its Initial Primary Business should be offered to the Principal Party. Should the Principal Party decline to take advantage of an Investment Opportunity offered to RAI, RAI will make an independent evaluation of which REIT's business is more greatly enhanced by such Investment Opportunity. Should all of said REIT's decline to take advantage of an Investment Opportunity offered to a REIT which is a party to the Right of First Refusal Agreement, said REIT shall then be free to pursue the Investment Opportunity. In such an event there can be no assurance that the Company will be able to take advantage of any such Investment Opportunity or that any competitive activity of ICH or any Affiliated REIT will not adversely affect the Company's operations. In addition, the Company may become further prejudiced by the Right of First Refusal Agreement to the extent that the Company desires to pursue or pursues a business outside its Initial Primary Business.

  After the termination of the Non-Compete Agreement, and subject to the Right of First Refusal Agreement, IMH, as a mortgage REIT, and IFC may compete with the operations of ICH.

 Submanagement Agreement

  IFC entered into a submanagement agreement with RAI under which, IMH and IFC provide various services to ICH as RAI deems necessary, including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable, plus a 15% service charge. IFC charges ICH and ICCC for these services based upon usage which management believes is reasonable. Total cost allocations IFC charged to ICH and ICCC for the year ended December 31, 1997 were $525,174 and $456,122, respectively.

 Credit Arrangements

  IWLG maintains a warehouse financing facility with ICCC of which $8.5 million was outstanding on the warehouse line at December 31, 1997. Interest income recorded by IWLG related to finance receivables due from ICCC for the year ended December 31, 1997 was $430,373. During 1997, IWLG maintained a warehouse financing facility with ICH until ICH obtained a warehouse financing facility with a third-party lender. Interest income recorded by IWLG related to finance receivables due from ICH for the year ended December 31, 1997 was $164,111. As of December 31, 1997, ICH did not maintain a warehouse facility with IWLG.

  In February 1997, the Company financed ICH's purchase of $17.5 million of commercial mortgages from IFC with $16.6 million in borrowings from IWLG and $900,000 in other borrowings from IMH. The Company recorded interest income on the amounts borrowed from IWLG at 6.3% per annum, which totaled $164,111. In March 1997, ICH repaid the $900,000 in other borrowings from IMH. Interest income recorded by IMH related to other borrowings with ICH was $53,333 for the year ended December 31, 1997.

  In August 1997, IMH entered into a revolving credit arrangement with ICH whereby ICH would advance to IMH up to a maximum amount of $15.0 million. Advances under the revolving credit arrangement are evidenced by an unsecured promissory note and at an interest rate and maturity to be determined at the time of each advance with interest and principal paid monthly. As of December 31, 1997, the outstanding balance on the line of credit was $9.1 million.

  In October 1997, IFC entered into a revolving credit arrangement with ICH whereby ICH would advance to IFC up to a maximum amount of $15.0 million. Advances under the revolving credit arrangement were evidenced by an unsecured promissory note and at an interest rate and maturity determined at the time of each advance with interest and principal paid monthly. The revolving credit arrangement expired in December 1997 and as of December 31, 1997 there were no amounts outstanding.

  On December 31, 1997, the Company financed its 50% interest, through its ownership in Dove, in a commercial office building located in Newport Beach, California with a loan for $5.2 million from ICCC. Terms of the loan are at 25 year amortization maturing in 10 years, an adjustable rate of 9.0% with current monthly principal and interest payments of $44,097. ICCC recorded loan fees of $70,085 on the loan. See "Item 2. Properties."

 Purchase of Mortgage Loans

  In February 1997, IFC sold $17.5 million in unpaid principal balance of mortgage loans to ICH.

 Sale of Residual Interests in Securitizations

  In March 1997, IFC sold a residual interest in securitization of $10.1 million to ICH at carrying value which approximated fair value.

RELATIONSHIPS WITH AFFILIATES

 Related Party Cost Allocations

  IMH and IWLG are allocated data processing, executive and operations management, and accounting services that IFC incurs during the normal course of business. IFC charges IMH and IWLG for these services based upon usage which management believes was reasonable. Total cost allocations charged to IMH and IWLG by IFC for the year ended December 31, 1997 were $384,767.

  IMH has entered into a premises operating sublease agreement with ICII to rent approximately 29,000 square feet of office space in Santa Ana Heights, California, for a two-year term expiring in February 1999. IMH allocates monthly rental expense on the basis of square footage occupied. The majority of occupancy charges incurred during 1997 were allocated to IFC as most of the Company's employees are employed by the Conduit Operations. Total lease charges for the years ended December 31, 1997, 1996 and for the Interim Period were $395,672, $180,861, and $12,210, of which $384,691, $179,049, and $12,210 was allocated to IFC (see "Item 2. Properties").

 Sub-Servicing Agreements

  IFC acts as a servicer of mortgage loans acquired on a "servicing-released" basis by the Company in its Long-Term Investment Operations pursuant to the terms of a Servicing Agreement which became effective on November 20, 1995. For a general description of the terms of such a Servicing Agreement, see "Item 1. Business--Servicing and Master Servicing." IFC subcontracts all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements.

 Credit Arrangements

  IWLG maintains a warehouse financing facility with IFC. Advances under such warehouse facilities bear interest at rates indexed to prime. As of December 31, 1997, 1996 and 1995, finance receivables outstanding to IFC were $454.8 million, $327.4 million and $550.3 million, respectively. Interest income recorded by IWLG related to finance receivables due from IFC for the years ended December 31, 1997, 1996, and for the Interim Period was $33.4 million, $31.8 million and $1.3 million, respectively.

  In June 1997, IMH canceled debt in the amount of $9.0 million owed to IMH by IFC. Of the canceled amount $8.91 million was contributed to IFC as a contribution to preferred stock and $90,000 was contributed on behalf of IFC's common shareholders, Messrs. Tomkinson, Ashmore, and Johnson, so as to maintain their 1% economic interest.

  As part of the Company's termination agreement of its Management Agreement with ICAI, IMH purchased the equity in residual interests in securitizations from IFC for $9.0 million and simultaneously retired IFC's borrowings with IMH for the equity in residual interests in securitizations for $9.0 million. No gain or loss on the sale of residual interests in securitizations was recorded by IMH or IFC.

  During the normal course of business, IMH may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due From Affiliates" while borrowings are reflected as "Due To Affiliates" on IMH's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. Interest income recorded by IMH related to short-term advances due from affiliates was $219,416 for the year ended December 31, 1997. Interest expense recorded by IMH related to short-term advances due to affiliates was $195,689 for the year ended December 31, 1997.

  During the normal course of business, IFC may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due From Affiliates" while borrowings are reflected as "Due To Affiliates" on IFC's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. Interest income recorded by IFC related to short-term advances due from affiliates was $500,044 for the year ended December 31, 1997. Interest expense recorded by ICF related to short-term advances due to affiliates was $687,675 for the year ended December 31, 1997.

  In March 1997, IWLG extended a $5.0 million line of credit to WSI, a firm affiliated with James Walsh, a Director of the Company, which was increased to $7.5 million in November 1997. Advances under the line of credit bear interest at a rate determined at the time of each advance. As of December 31, 1997, WSI had an aggregate of $5.9 million outstanding under the WSI Credit Lines.

  In September 1996, IFC issued a $1.25 million secured residential first mortgage loan to the Chairman of IMH.

 Purchase of Mortgage-Backed Securities

  During the year ended December 31, 1997 and 1996, the Company purchased $15.0 million and $32.5 million, respectively, of mortgage-backed securities issued by IFC for $12.6 million and $26.8 million, respectively, net of discounts of $2.4 million and $5.7 million, respectively. IFC issued the mortgage-backed securities during 1997 and 1996 in connection with its REMIC securitizations.

  During 1997, the Company purchased Walsh Acceptance Corporation mortgage pass-through certificates series 1997-1 and 1996-1, Class B, for $6.7 million and $10.7 million, respectively, net of a discount of $916,000 and $1.2 million, respectively, with a current yield of 8.9% and 10.8%, respectively. James Walsh, a director of the Company, is an Executive Vice President of Walsh Securities, Inc.

 Purchase of Mortgage Loans

  During each of the years ended December 31, 1997 and 1996, the Company purchased adjustable rate first trust deed and fixed rate second trust deed residential mortgages having a principal balance of $839.5 million and $576.4 million, respectively, with premiums of $37.5 million and $15.2 million, respectively, from IFC. Servicing rights on all adjustable rate mortgages were retained by IFC while servicing rights on all second trust deed mortgages were not originally acquired by IFC.

  In August 1997, IFC purchased $80.2 million of non-conforming residential mortgage loans from Greenwich pursuant to a mortgage loan purchase agreement. Greenwich previously purchased such loans from WSI. In December 1997, WSI repurchased $7.3 million of the loans that IFC originally purchased from Greenwich at a loss to the Company of $112,000. In connection with the repurchase, IWLG extended loans of approximately $5.1 million to WSI at rates ranging from prime plus 2% per annum to prime plus 4% per annum. Of the $5.1 million, 100% and 90% were financed on approximately $2.3 million and $3.1 million, respectively, of unpaid principal balance of mortgage loans repurchased by WSI. As of December 31, 1997, WSI had an aggregate of $5.1 million outstanding under the loans.

  IFC entered into a forward commitment with WSI to purchase of broker approximately $500.0 million of certain mortgage loans until April 30, 1998. The premium at which IFC purchases the loans depends on whether the loans are resold or brokered by IFC. As of December 31, 1997, IFC has brokered approximately $20.0 million of mortgage loans for WSI.

 Redemption of Senior Notes

  On January 24, 1997, IMH redeemed ICII senior note obligations for $5.2 million resulting in a gain of $648,000.

 Sale of Franchise Loans Receivables

  In January 1997, IMH sold the beneficial interest in the Class A Trust Certificate for the Franchisee Loan Receivables Trust 1995-B ("Franchise Loans Receivables") and the beneficial interest in the Class E Trust Certificate for the Franchisee Loan Receivables Trust 1996-B to IFC at carrying value which approximated fair value. No gain or loss was recorded on the sale and the Company was under no obligation to sell the securities.

 Indebtedness of Management

  In connection with the exercise of options during the years ended December 31, 1997 and 1996, the Company made loans secured by the related stock totaling $939,000 and $720,000, respectively, at a current interest rate of 5.63% for a five-year term. Interest on the loans is payable quarterly upon receipt of the dividend payment and the interest rate is set annually by the compensation committee. At each dividend payment date, 50% of excess quarterly stock dividends, after applying the dividend payment to interest due, is required to reduce the principal balance outstanding on the loans. The interest rate on these loans adjusts annually at the discretion of the Board of Directors. As of December 31, 1997 and 1996, total notes receivable from common stock sales was $1.3 million and $720,000, respectively. See "Item 11. Executive Compensation--Stock Option Loan Plan."

 General

  The Company may from time to time, enter into additional transactions in the ordinary course on the business with institutions with which certain of the affiliated directors are employed.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements included in the Form 10-K are:

                         IMPAC MORTGAGE HOLDINGS, INC.

  . Consolidated Balance Sheets at December 31, 1997 and 1996;

  . Consolidated Statements of Operations for the years ended December 31,
    1997, 1996 and 1995;

  . Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995;

  . Consolidated Statements of Cash Flows for the years ended December 31,
    1997, 1996 and 1995;

  . Notes to Consolidated Financial Statements

                           IMPAC FUNDING CORPORATION

  . Consolidated Balance Sheets at December 31, 1997 and 1996 (audited);

  . Consolidated Statements of Operations for the years ended December 31,
    1997, 1996 and 1995 (audited);

  . Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995 (audited);

  . Consolidated Statements of Cash Flows for the years ended December 31,
    1997, 1996 and 1995 (audited);

  . Notes to Consolidated Financial Statements

  All schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the financial statements and related notes or otherwise in the Form 10-K.

  (b) Reports on Form 8-K

  A Current Report on Form 8-K dated August 8, 1998 was filed reporting Item 5 relating to recent transactions of the Registrant.

  (c) Exhibits

 EXHIBIT
   NO.
 -------
  3.1    Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant's Registration
         Statement on Form S-11, as amended (File No. 33-96670), filed with the
         Securities and Exchange Commission on September 7, 1995).
  3.1(a) Articles of Amendment (Incorporated by reference to Current Report on
         Form 8-K, as amended, dated January 28, 1998).
  3.2    Bylaws of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant's Registration
         Statement on Form S-11, as amended (File No. 33-96670), filed with the
         Securities and Exchange Commission on September 7, 1995).
  3.2(a) Amendment to Bylaws (Incorporated by reference to Current Report on
         Form 8-K, as amended, dated January 28, 1998).
  4.1    Form of Stock Certificate of the Company (incorporated by reference to the corresponding exhibit number to the Registrant's Registration
         Statement on Form S-11, as amended (File No. 33-96670), filed with the
         Securities and Exchange Commission on September 7, 1995).
 10.1    1998 Stock Option, Deferred Stock and Restricted Stock Plan
         (incorporated by reference to exhibit 10.3 to the Registrant's
         Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7,
         1995).

 EXHIBIT
   NO.
 -------
 10.2    Form of Indemnity Agreement between the Registrant and its Directors and officers (incorporated by reference to exhibit 10.4 to the
         Registrant's Registration Statement on Form S-11, as amended (File No.
         33-96670), filed with the Securities and Exchange Commission on
         September 7, 1995).
 10.3    Form of Tax Agreement between the Registrant and Imperial Credit
         Industries, Inc. (incorporated by reference to exhibit 10.5 to the
         Registrant's Registration Statement on Form S-11, as amended (File No.
         33-96670), filed with the Securities and Exchange Commission on
         September 7, 1995).
 10.4    Form of Services Agreement between the Registrant and Imperial Credit
         Industries, Inc. (incorporated by reference to exhibit 10.6 to the
         Registrant's Registration Statement on Form S-11, as amended (File No.
         33-96670), filed with the Securities and Exchange Commission on
         September 7, 1995).
 10.5(a) Sublease, dated February 12, 1997, between the Registrant and Imperial
         Credit Industries, Inc. regarding Santa Ana Heights facility.
 10.5(b) Sublease Amendment, dated July 24, 1997, between the Registrant and
         Imperial Credit Industries, Inc.
 10.5(c) Sublease Amendment, dated February 6, 1998, between the Registrant and
         Imperial Credit Industries, Inc.
 10.6    Form of Amended and Restated Employment Agreement with ICI Funding
         Corporation (incorporated by reference to exhibit 10.8 to the
         Registrant's Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 1997).
 10.6(a) List of Officers and terms relating to Form of Amended and Restated
         Employment Agreement (incorporated by reference to exhibit 10.8(a) to the Registrant's Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 1997).
 10.7    Form of Loan Purchase and Administrative Services Agreement between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.9 to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the
         Securities and Exchange Commission on September 7, 1995).
 10.8    Form of Contribution Agreement between the Registrant, Imperial Credit
         Industries, Inc., Southern Pacific Thrift & Loan Association, Impac
         Funding Corporation and Imperial Warehouse Lending Group, Inc.
         (incorporated by reference to exhibit 10.10 to the Registrant's
         Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7,
         1995).
 10.9    Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on
         Form S-3 (File No. 333-38517)).
 10.10   Servicing Agreement between the Registrant and Impac Funding
         Corporation (incorporated by reference to exhibit 10.14 to the
         Registrant's Registration Statement on Form S-11, as amended (File No.
         333-04011), filed with the Securities and Exchange Commission on May
         17, 1996).
 10.11   Impac Mortgage Holdings, Inc. 1996 Stock Option Loan Plan
         (incorporated by reference to exhibit 10.15 to the Registrant's Form
         10-K for the year ended December 31, 1996).
 10.12   Amended and Restated Management Agreement between the Registrant and
         Imperial Credit Advisors, Inc. (incorporated by reference to exhibit
         10.16 to the Registrant's Form 10-K for the year ended December 31,
         1996).
 10.13   Real Estate Purchase, Sale and Escrow Agreement by and between TW/BRP
         Dove, LLC and IMH/ICH Dove Street, LLC, dated as of August 25, 1997
         (incorporated by reference to exhibit 10.16 to the Registrant's
         Quarterly Report on Form 10-Q, as amended, for the quarter ended June
         30, 1997).
 10.14   Revolving Credit and Term Loan Agreement, dated August 21, 1997, between the Registrant and Impac Commercial Holdings, Inc.
         (incorporated by reference to exhibit 10.17 to the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1997).

 EXHIBIT
   NO.
 -------
 10.15   Termination Agreement, effective December 19, 1997, between the
         Registrant, Impac Funding Corporation, Imperial Credit Industries,
         Inc. and Imperial Credit Advisors, Inc. and Joseph R. Tomkinson,
         William S. Ashmore and Richard J. Johnson (incorporated by reference to exhibit 10.18 to the Registrant's Current Report on Form 8-K, as
         amended, dated December 19, 1997).
 10.16   Services Agreement, dated December 29, 1997, between the Registrant,
         Impac Funding Corporation and Imperial Credit Advisors, Inc.
         (incorporated by reference to exhibit 10.19 to the Registrant's
         Current Report on Form 8-K, as amended, dated December 19, 1997).
 10.17   Registration Rights Agreement, dated December 29, 1997, between
         Registrant and Imperial Credit Advisors, Inc. (incorporated by reference to exhibit 10.20 to the Registrant's Current Report on Form
         8-K, as amended, dated December 19, 1997).
 21.1    Subsidiaries of the Registrant.
 23.1    Consent of KPMG Peat Marwick LLP regarding the Registrant.
 23.2    Consent of KPMG Peat Marwick LLP regarding Impac Funding Corporation.
 24.     Power of Attorney (included on signature page).
 27.     Financial Data Schedule.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 27th day of March, 1998.

                                          IMPAC MORTGAGE HOLDINGS, INC.

                                          by /s/   Joseph R. Tomkinson
                                              ---------------------------
                                                  Joseph R. Tomkinson
                                                Vice Chairman of the Board
                                                and Chief Executive Officer

  We, the undersigned directors and officers of Impac Mortgage Holdings, Inc., do hereby constitute and appoint Joseph R. Tomkinsom and Richard J. Johnson, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connections with this report, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments to this report, and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                              TITLE                      DATE
             ---------                              -----                      ----
     /s/ Joseph R. Tomkinson         Vice Chairman of the Board and       March 27, 1998
------------------------------------  Chief Executive Officer
                                      (Principal Executive Officer)
        Joseph R. Tomkinson

     /s/ Richard J. Johnson          Chief Financial Officer (Principal
------------------------------------  Financial and Accounting Officer)   March 27, 1998
         Richard J. Johnson

      /s/ H. Wayne Snavely           Chairman of the Board                March 27, 1998
------------------------------------
          H. Wayne Snavely

         /s/ James Walsh             Director                             March 27, 1998
------------------------------------
            James Walsh

      /s/ Frank P. Filipps           Director                             March 27, 1998
------------------------------------
          Frank P. Filipps

      /s/ Stephan R. Peers           Director                             March 27, 1998
------------------------------------
          Stephan R. Peers

     /s/ William S. Ashmore          Director                             March 27, 1998
------------------------------------
         William S. Ashmore