Form 10-Q
period 1998-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 1998-05-15
CIK 1000298

                         Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended March 31, 1998 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from _______________ to _____________

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
            Title of each class                         which registered
---------------------------------------  ---------------------------------------
   Common Stock $0.01 par value                     American Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      On May 12, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $358.4 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of May 12, 1998 was 23,770,746.


                    Documents incorporated by reference: None

                          IMPAC MORTGAGE HOLDINGS, INC.

                         1998 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

  Item 1   CONSOLIDATED FINANCIAL STATEMENTS - IMPAC MORTGAGE HOLDINGS, INC.
                                                                                                                    Page #
                                                                                                                    ------

           Consolidated Balance Sheets, March 31, 1998 and December 31, 1997                                             3

           Consolidated Statements of Operations, Three-Months Ended March 31, 1998 and 1997                             4

           Consolidated Statements of Cash Flows, Three-Months Ended March 31, 1998 and 1997                             5

           Selected Notes to Consolidated Financial Statements                                                           6

  Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                                                                        12

  Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                   16

                           PART II. OTHER INFORMATION

  Item 1   LEGAL PROCEEDINGS                                                                                            17

  Item 2   CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                    17

  Item 3   DEFAULTS UPON SENIOR SECURITIES                                                                              17

  Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                          17

  Item 5   OTHER INFORMATION                                                                                            17

  Item 6   EXHIBITS AND REPORTS ON FORM 8-K                                                                             17

           SIGNATURES                                                                                                   19




                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                March 31, 1998       December 31, 1997
                                                                         ----------------------  ----------------------

                                 ASSETS
Cash and cash equivalents                                                $              21,895   $              16,214
Investment securities available-for-sale                                                89,854                  67,011
Loan Receivables:
   CMO collateral                                                                    1,339,116                 794,893
   Finance receivables                                                                 309,936                 533,101
   Mortgage loans held for investment                                                  155,013                 257,717
   Allowance for loan losses                                                            (5,057)                 (5,129)
                                                                         ----------------------  ----------------------
        Net loan receivables                                                         1,799,008               1,580,582

Investment in Impac Funding Corporation                                                 29,277                  27,122
Investment in Impac Commercial Holdings, Inc.                                           18,363                  17,985
Due from affiliates                                                                     20,343                  16,679
Accrued interest receivable                                                             13,914                  15,012
Other real estate owned                                                                  5,794                   5,662
Premises and equipment                                                                   3,882                   3,866
Other assets                                                                             2,894                   2,679
                                                                         ----------------------  ----------------------
                                                                         $           2,005,224   $           1,752,812
                                                                         ======================  ======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CMO Borrowings                                                           $           1,245,634   $             741,907
Reverse repurchase agreements                                                          464,963                 755,559
Due to affiliates                                                                       34,569                  12,421
Accrued dividends payable                                                               11,332                  10,371
Other liabilities                                                                        2,972                   3,524
                                                                         ----------------------  ----------------------
     Total liabilities                                                               1,759,470               1,523,782
                                                                         ----------------------  ----------------------

Stockholders' Equity:
   Preferred Stock; $.01 par value; 10 million shares authorized; none
     issued or outstanding at March 31, 1998 and at December 31, 1997                        -                       -
   Common Stock; $.01 par value; 50 million shares authorized;
     23,605,403 and 22,545,664 shares issued and outstanding at
     March 31, 1998 and at December 31, 1997                                               236                     225
Additional paid-in capital                                                             299,883                 283,012
Investment securities valuation allowance                                               (5,131)                 (5,116)
Cumulative dividends declared                                                          (55,258)                (43,927)
Notes receivable from common stock sales                                                (1,246)                 (1,330)
Retained earnings                                                                        7,270                  (3,834)
                                                                         ----------------------  ----------------------
     Total stockholders' equity                                                        245,754                 229,030
                                                                         ----------------------  ----------------------
Subsequent events
                                                                         $           2,005,224   $           1,752,812
                                                                         ======================  ======================


                    See accompanying notes to consolidated financial statements.




                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)


                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                  ------------------------------------------------------

                                                                               1998                        1997
                                                                  ------------------------    -------------------------


Revenues:
   Interest income                                                $               38,569      $                 23,080
   Equity in net earnings of Impac Funding Corporation                             2,156                         1,552
   Equity in net earnings (loss) of Impac Commercial
         Holdings                                                                    378                          (471)
   Fee and other income                                                              828                           119
   Gain on sale of securities                                                          -                           648
                                                                  ------------------------    --------------------------
                                                                                  41,931                        24,928
                                                                  ------------------------    --------------------------

Expenses:
   Interest on CMO borrowings and reverse repurchase
        agreements                                                                28,803                        15,322
   Provision for loan losses                                                       1,904                         1,464
   General and administrative expense                                                361                           162
   Professional services                                                             343                           494
   Personnel expense                                                                 108                            67
   Advisory fee                                                                        -                         1,465
   (Gain)/loss on sale of other real estate owned                                   (692)                           40
                                                                  ------------------------    --------------------------
                                                                                  30,827                        19,014
                                                                  ------------------------    --------------------------
Net earnings                                                      $               11,104      $                  5,914
                                                                  ========================    ==========================

Weighted average shares outstanding (1) - diluted                                 23,137                        14,321
                                                                  ========================    ==========================

Net earnings per share - diluted                                  $                 0.48      $                   0.41
                                                                  ========================    ==========================

Dividends declared per common share                               $                 0.48      $                   0.39
                                                                  ========================    ==========================


(1)   Share amounts reflect a 3 for 2 stock split  paid on November 24, 1997






             See accompanying  notes to consolidated  financial statements.



                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 For the Three Months Ended March 31,
                                                                                     1998                     1997
                                                                            ------------------------  ---------------------

Cash flows from operating activities:
     Net earnings                                                           $                11,104   $              5,914
     Adjustments to reconcile net earnings to net cash provided by operating activities:
      Equity in net earnings of Impac Funding Corporation                                    (2,156)                (1,552)
      Equity in net earnings (loss) of Impac Commercial Holdings, Inc.                         (378)                   471
      Equity in net loss of Impac Commercial Capital Corporation                                  -                     64
      Provision for loan losses                                                               1,904                  1,464
      Depreciation and amortization                                                              54                      -
      Net change in accrued interest on loans and investments                                 1,098                 (1,896)
      Net change in other assets and liabilities                                             17,718                 (2,731)
                                                                            ------------------------  ---------------------
           Net cash provided by operating activities                                         29,344                  1,734
                                                                            ------------------------  ---------------------

Cash flows from investing activities:
      Net change in CMO collateral                                                         (546,076)                45,793
      Net change in finance receivables                                                     223,092                153,200
      Net change in mortgage loans held for investment                                      100,156               (346,153)
      Proceeds from sale of other real estate owned, net                                      2,366                    332
      Purchase of investment securities available-for-sale                                  (24,094)                (7,755)
      Sale of investment securities available-for-sale                                            -                 13,379
      Net principal reductions on investment securities available-for-sale                    1,236                 (2,201)
      Purchase of premises and equipment                                                        (70)                     -
      Contributions to Impac Funding Corporation                                                  -                (15,003)
      Contributions to Impac Commercial Holdings, Inc.                                            -                   (500)
                                                                            ------------------------  ---------------------
           Net cash used in investing activities                                           (243,390)              (158,908)
                                                                            ------------------------  ---------------------

Cash flows from financing activities:
      Net change in reverse repurchase agreements                                          (290,596)               198,544
      Net change in CMO borrowings                                                          503,727                (42,641)
      Dividends paid                                                                        (10,371)                (5,171)
      Proceeds from exercise of stock options                                                    80                    619
      Proceeds from dividend reinvestment  and stock purchase plan                           16,803                      -
      Advances to purchase common stock, net of principal reductions                             84                   (814)
                                                                            ------------------------  ---------------------
           Net cash provided by financing activities                                        219,727                150,537
                                                                            ------------------------  ---------------------

Net change in cash and cash equivalents                                                       5,681                 (6,637)
Cash and cash equivalents at beginning of period                                             16,214                 22,610
                                                                            ========================  =====================
Cash and cash equivalents at end of period                                  $                21,895    $            15,973
                                                                            ========================  =====================

Supplementary information:
    Interest paid                                                           $                30,291    $            14,327


                 See accompanying  notes to consolidated  financial statements.


                 IMPAC MORTGAGE HOLDINGS, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


      Unless the context otherwise requires, references herein to the "Company"' refer to Impac Mortgage Holdings, Inc. (IMH), and its subsidiaries IMH Assets Corporation (IMH Assets), Impac Warehouse Lending Group, Inc.
      (IWLG), IMH/ICH Dove St., LLC (Dove), and Impac Funding Corporation (together with its wholly-owned subsidiary, Impac Secured Assets Corp.,
      IFC), collectively. References to IMH refer to Impac Mortgage Holdings, Inc. as a separate entity from IMH Assets, Dove and IFC.

1.      Basis of Financial Statement Presentation

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      The operations of IMH have been presented in the consolidated financial statements for the three months ended March 31, 1998 and 1997 and include the financial results of IMH's equity interest in net earnings of IFC, IMH's equity interest in net earnings (loss) of Impac Commercial Holdings, Inc. (ICH), IMH's equity interest in net loss of Impac Commercial Capital Corporation (ICCC) prior to ICH's initial public offering (ICH IPO) on August 8, 1997, and results of operations of IMH, IMH Assets, IWLG and Dove as stand-alone entities, subsequent to the Company's initial public offering (IPO).

      The results of operations of IFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations of the Company as "Equity in net earnings of Impac Funding Corporation." The results of operations of ICH, of which 17.4% of the economic interest is owned by IMH, are included in the results of operations of IMH as "Equity in net earnings (loss) of Impac Commercial Holdings, Inc." The results of operations of ICCC prior to the ICH IPO, of which 95% of the economic interest was owned by IMH, are included in the results of operations of IMH as a component of "Fee and other income."

      All significant intercompany balances and transactions with IMH's consolidated subsidiaries have been eliminated in consolidation. Costs and expenses incurred by IFC are allocated to IMH in proportion to services provided.

2.    Summary of Business and Significant Accounting Policies

      The Company is a specialty finance company which, together with its subsidiaries and related companies, operates three businesses: (1) the Long-Term Investment Operations, (2) the Conduit Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Conduit Operations purchases and sells or securitizes primarily non-conforming mortgage loans. The Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. These latter two businesses include certain ongoing operations contributed to the Company in 1995 by Imperial Credit Industries, Inc. (NASDAQ - ICII), a leading specialty finance company (the Contribution Transaction). IMH is organized as a real estate investment trust (REIT) for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level.

      Long-Term Investment Operations. The Long-Term Investment Operations, conducted by IMH, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Such loans generally provide higher yields than conforming loans. The principal differences between conforming loans and non-conforming loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the type of properties securing the mortgage loans, the loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are generally higher yielding mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes. At March 31, 1998, IMH's mortgage loan and securities investment portfolio consisted of $1.3 billion of mortgage loans held in trust as collateral for Collateralized Mortgage Obligations (CMOs), $155.0 million of mortgage loans held for investment and $89.9 million of mortgage-backed or other collateralized securities. For the three months ended March 31, 1998 and for the year ended December 31, 1997, the Long-Term Investment Operations acquired $658.7 million and $877.1 million, respectively, of mortgage loans from IFC as well as $24.1 million and $15.0 million, respectively, of securities created by IFC through the issuance of real estate mortgage investment conduits (REMICs).

      Conduit Operations. The Conduit Operations, conducted by IFC, purchases primarily non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of third party correspondents and other sellers, and subsequently securitizes or sells such loans to permanent investors, including the Long-Term Operations. Prior to the Contribution Transaction, IFC was a division or subsidiary of ICII. IMH owns 99% of the economic interest in IFC, while Joseph R. Tomkinson, Chief Executive Officer of IMH and IFC, William S. Ashmore, President of IMH and IFC, and Richard J. Johnson, Chief Financial Officer of IMH and IFC, are the holders of all the outstanding voting stock of, and 1% of the economic interest in, IFC.

      IFC's ability to design non-conforming mortgage loans which suit the needs of its correspondent loan originators and their borrowers while providing sufficient credit quality to investors, as well as its efficient loan purchasing process, flexible purchase commitment options and competitive pricing, enable it to compete effectively with other non-conforming mortgage loan conduits. For the three months ended March 31, 1998 and the year ended December 31, 1997, IFC acquired $608.0 million and $2.6 billion, respectively, of mortgage loans and sold to third party investors or securitized $392.7 million and $2.2 billion, respectively, of mortgage loans.

      As a non-conforming mortgage loan conduit, IFC acts as an intermediary between the originators of mortgage loans that do not currently meet the guidelines for purchase by government-sponsored entities that guarantee mortgage-backed securities (i.e., FNMA and FHLMC) and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. IFC also acts as a bulk purchaser of primarily non-conforming mortgage loans. The Company believes that non-conforming mortgage loans provide an attractive net earnings profile, producing higher yields without commensurately higher credit risks when compared to mortgage loans that qualify for purchase by FNMA or FHLMC. In addition, based on the Company's experience in the mortgage banking industry and in the mortgage conduit business, the Company believes it provides mortgage loan sellers with an expanded and competitively priced array of non-conforming and "B" and "C" grade mortgage loan products, timely purchasing of loans, mandatory, best efforts and optional rate-lock commitments, and flexible Master Commitments.

      Warehouse Lending Operations. The Warehouse Lending Operations, conducted by IWLG, provides warehouse and repurchase financing to affiliated companies and to approved mortgage banks, most of which are correspondents of IFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors. Such operations primarily consist of warehouse lending to affiliated companies, to approved mortgage banks acting as correspondents of IFC and to other mortgage banks. Generally, the non-conforming mortgage loans funded with such warehouse lines of credit are acquired by IFC. IWLG's warehouse lines are non-recourse and IWLG can only look to the sale or liquidation of the mortgage loans as a source of repayment. Any claim of IWLG as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Borrowings under the warehouse facilities are presented on the Company's balance sheets as finance receivables. At March 31, 1998, the Warehouse Lending Operations had $463.8 million in finance receivables outstanding, of which $200.1 million, $169.9 million and $9.6 million was outstanding with IFC, IMH and Walsh Securities, respectively. James Walsh, Executive Vice President of Walsh Securities, Inc, is also a Director of IMH and ICH.

     Net Earnings per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

     Net earnings per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding for the period. Basic and dilutive earnings per share are approximately the same for each period presented.

                      (in thousands, except per share data)

                                                                                    For the Three        For the Three
                                                                                    Months Ended         Months Ended
                                                                                   March 31, 1998        March 31, 1997
                                                                                   ---------------     -------------------

     Numerator:
          Numerator for basic earnings per share--
               Net earnings ....................................................   $       11,104         $      5,914
                                                                                   ===============      ===============
     Denominator:
          Denominator for basic earnings per share--
               Weighted average number of common shares outstanding
               during the period ...............................................           22,940               14,103
               Net effect of dilutive stock options.............................              197                  218
                                                                                   ---------------      ---------------
          Denominator for diluted earnings per share............................           23,137               14,321
                                                                                   ===============      ===============
          Net earnings  per share--basic........................................   $         0.48         $       0.41
                                                                                   ===============      ===============
          Net earnings per share--diluted.......................................   $         0.48         $       0.41
                                                                                   ===============      ===============


3.    Investment in Impac Funding Corporation

      The Company is entitled to 99% of the earnings or losses of IFC through its ownership of all of the non-voting preferred stock of IFC. As such, the Company records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. Gain or loss on the sale of loans or securities by IFC to IMH are deferred and amortized or accreted for gain or loss on sale over the estimated life of the loans or securities using the interest method. Gains or losses on the sale of loans or securities by IFC to IMH are deferred and amortized or accreted for gain or loss on sale over the estimated life of the loans or securities using the interest method.

       Summarized financial information for IFC (in thousands):


                                 BALANCE SHEETS

                                                                         March 31, 1998            December 31, 1997
                                                              --------------------------     -----------------------
                               ASSETS
       Cash                                                   $                   1,258        $                 359
       Securities available-for-sale                                              6,718                        6,083
       Mortgage loans held-for-sale                                             282,375                      620,549
       Mortgage servicing rights                                                 18,761                       15,568
       Due from affiliates                                                       12,784                          969
       Accrued interest receivable                                                1,719                        4,755
       Premises and equipment, net                                                1,674                        1,788
       Other assets                                                              46,723                        6,873
                                                              --------------------------     ------------------------
                                                              $                 372,012        $             656,944
                                                              ==========================     ========================

                LIABILITIES AND SHAREHOLDERS' EQUITY
       Borrowings from IWLG                                   $                 200,080        $             454,840
       Other borrowings                                                          61,589                      148,307
       Due to affiliates                                                         16,415                        6,198
       Deferred revenue                                                          15,208                        7,048
       Accrued interest expense                                                   3,900                        4,063
       Other liabilities                                                         45,247                        9,092
                                                              --------------------------     ------------------------
               Total liabilities                                                342,439                      629,548
                                                              --------------------------     ------------------------

       Shareholders' Equity:
             Preferred stock                                                     18,053                       18,053
             Common stock                                                           182                          182
             Retained earnings                                                   11,338                        9,161
                                                              --------------------------     ------------------------
               Total shareholders' equity                                        29,573                       27,396
                                                              --------------------------     ------------------------
                                                              $                 372,012                      656,944
                                                              ==========================     ========================


                            STATEMENTS OF OPERATIONS

                                                                                    For the Three Months
                                                                                      Ended March 31,
                                                                    -----------------------------------------------------

                                                                             1998                         1997
                                                                    -----------------------      ------------------------

Revenues:
   Interest income                                                  $                14,799     $                   9,784
   Gain on sale of loans                                                              3,719                         3,922
   Loan servicing income                                                              1,001                           638
   Other income                                                                         196                             -
                                                                    -----------------------     -------------------------
                                                                                     19,715                        14,344
                                                                    -----------------------     -------------------------
Expenses:
   Interest on borrowings from IWLG                                                   7,767                         7,144
   Other interest expense                                                             2,869                             -
   Interest on borrowings from affiliates                                               147                         1,440
   Personnel expense                                                                  2,560                         1,870
   Amortization of mortgage servicing rights                                          1,392                           407
   General and administrative expense                                                 1,042                           481
   Provision for repurchases                                                            170                           288
                                                                    -----------------------     -------------------------
                                                                                     15,947                        11,630
                                                                    -----------------------     -------------------------
Earnings before income taxes                                                          3,768                         2,714

Income tax expense                                                                    1,591                         1,147
                                                                    -----------------------     -------------------------
   Net earnings                                                        $              2,177     $                   1,567
                                                                    =======================     =========================


4.  Investment in Impac Commercial Holdings, Inc.

      The Company is entitled to 17.4% of the earnings or losses of ICH through its ownership of 719,789 shares of ICH Common Stock and 674,211 shares of ICH Class A Common Stock. As such, the Company records its investment in ICH using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses.

      Summarized financial information for ICH (in thousands):

                                 BALANCE SHEETS


                                                                                March 31, 1998       December 31, 1997
                                                                         ----------------------  ----------------------
                                    ASSETS
       Cash and cash equivalents                                         $              22,962   $              15,908
       Investment securities available-for-sale                                         18,229                  19,353
       Residual interest in securitization, held-for-trading                            10,202                   9,936
       Loan receivables:
            Finance receivables                                                        205,545                  95,711
            Commercial Mortgages held-for-investment                                    57,861                  62,790
            CMO collateral                                                               4,018                   4,255
            Allowance for loan losses                                                     (612)                   (564)
                                                                         ----------------------  ----------------------
            Net loan receivables                                                       266,812                 162,192

       Due from affiliates                                                              27,876                   1,592
       Premises and equipment, net                                                       3,876                   3,857
       Investment in Impac Commercial Capital Corporation                                3,728                   4,182
       Accrued interest receivable                                                       1,667                   1,361
       Other assets                                                                        437                     458
                                                                         ----------------------  ----------------------
                                                                         $             355,789   $             218,839
                                                                         ======================  ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
       Warehouse line agreements                                         $             229,762   $              90,374
       Reverse repurchase agreements                                                     9,447                   9,841
       Due to affiliates                                                                 7,369                   8,067
       CMO borrowings                                                                    3,946                   4,176
       Other liabilities                                                                   276                   3,139
                                                                         ----------------------  ----------------------
            Total liabilities                                                          250,800                 115,597
                                                                         ----------------------  ----------------------

       Stockholders' Equity:
            Preferred stock                                                                  -                       -
            Common stock                                                                    73                      73
            Class A common stock                                                             7                       7
            Additional paid-in capital                                                 104,761                 104,761
            Investment securities valuation allowance                                     (590)                   (160)
                Cumulative dividends declared                                           (4,250)                 (4,250)
                Retained earnings                                                        4,988                   2,811
                                                                         ----------------------  ----------------------
               Total stockholders' equity                                              104,989                 103,242
                                                                         ----------------------  ----------------------
                                                                         $             355,789   $             218,839
                                                                         ======================  ======================


                            STATEMENTS OF OPERATIONS

                                                                                             For the period from
                                                                                               January 15, 1997
                                                                                               (commencement of
                                                                   For the Three Months          operations)
                                                                   Ended March 31, 1998     through March 31, 1997
                                                                  -----------------------  -------------------------

       Revenues:
          Interest income                                         $                5,774   $                    366
          Equity in net earnings of Impac
             Commercial Capital  Corporation                                        (454)                         -
          Rental and other income                                                    109                          -
                                                                  -----------------------  -------------------------
                                                                                   5,429                        366
                                                                  -----------------------  -------------------------

       Expenses:
          Interest expense on warehouse line and reverse
             repurchase agreements..............................                   2,177                          -
          Interest expense on other borrowings...................                    539                        129
            Interest expense on borrowings from Impac............
             Warehouse Lending Group.............................                      -                        150
          General and administrative and other...................                    190                          3
          Management advisory fees...............................                    162                          -
          Professional services..................................                    136                         60
          Provision for loan losses..............................                     48                         13
          Stock compensation expense.............................                      -                      2,697
                                                                  -----------------------  -------------------------
                                                                                   3,252                      3,052
                                                                  -----------------------  -------------------------

       Net earnings (loss)                                        $                2,177      $              (2,686)
                                                                  =======================  =========================


5.    Investment Securities Available-for-Sale

      The Company classifies investment and mortgage-backed securities as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment and mortgage-backed securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as a separate component of stockholders' equity, and trading securities are reported at fair value with unrealized gains and losses reported in income. The Company's investment securities are held as available-for-sale, reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. As the Company qualifies as a REIT, no income taxes are paid and the unrealized gains and losses are reported gross in stockholders' equity. Discounts obtained on investment securities are amortized to interest income over the estimated life of the investment securities using the interest method. At March 31, 1998, IMH's investment securities available-for-sale included $84.5 million of subordinated securities collateralized by mortgages and $5.4 million of subordinated securities collateralized by other loans. In general, subordinated classes of a particular series of securities bear all losses prior to the related senior classes.

6.    Stockholders' Equity

      During the first quarter of 1998, the Company raised additional capital of $17.0 million from the sale of common stock issued under the Company's Dividend Reinvestment and Stock Purchase Plan.

7.    Subsequent Events

     On April 1, 1998, the Board of Directors declared a $0.48 cash dividend paid April 24, 1998 to stockholders of record on April 9, 1998.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS


     Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other variations thereon or comparable terminology


      Significant Transactions

      In January 1998, the Company issued a CMO of $362.8 million backed by fixed-rate first lien mortgage loans of $373.1 million.

      In March 1998, the Company issued a CMO of $220.2 million backed by fixed-rate first lien mortgage loans of $225.8 million.


      Historical Trends

      During the year ended December 31, 1997, IFC's mortgage loan acquisitions increased 73% to $2.6 billion as compared to $1.5 billion for the same period in 1996. IFC acquired $90.7 million of mortgages from affiliated parties during 1997 as compared to $251.8 million during 1996. Excluding the acquisition of mortgage loans from affiliated parties, IFC's mortgage loan acquisitions increased 92% to $2.5 billion during 1997 as compared to $1.3 billion during 1996. The increase in mortgage loan acquisitions during 1997 as compared to 1996 was primarily the result of acquiring
      $576.2 million in second trust deed mortgages on a bulk basis and acquiring $773.7 million in principal balance of Progressive Express loans on a flow basis as compared to none and $22.0 million, respectively, of such loans acquired during 1996. Progressive Express is a loan program with a one-page loan application that includes less paperwork for the borrower, express credit approval and attractive rates and terms. IFC securitized $896.0 million of fixed rate mortgages in the form of REMICs and sold whole loans to third-party investors totaling $501.7 million during 1997 as compared to $850.3 million and $195.4 million, respectively, during 1996. Due to continued growth from the Company's Long-Term Investment, Warehouse Lending, and Conduit Operations and the organization of ICH as a public company in 1997, the Company added personnel. At December 31, 1997, the Company employed 165 people, an increase of 59%, from 104 employees at December 31, 1996.

      During the three months ended March 31, 1998, IFC's mortgage loan acquisitions increased 17% to $608.0 million as compared to $521.8 million during the first three months of 1997. The increase in mortgage loan acquisitions during the first three months of 1998 as compared to the same period for 1997 was the result of mortgages funded under the Progressive Express loan program, outstanding master commitment programs with various conduit sellers to purchase mortgage loans and a strong real estate market, particularly in California where the Company acquired 35% of it's loans during the first three months of 1998. Under the Progressive Express loan program, IFC funded $286.2 million during the first three months of 1998, or 47% of total loan acquisitions, as compared to $153.9 million, or 30%, during the first three months of 1997. Additionally, as of March 31, 1998, IFC had outstanding master commitments with 72 sellers to purchase mortgage loans in the aggregate principal amount of $1.5 billion as compared to 83 sellers to purchase mortgage loans in the aggregate principal amount of $956.0 million as of March 31, 1997. Due to the continued growth of the Company during the first three months of 1998, IFC added personnel. At March 31, 1998, there were 160 employees with IFC, a 3% increase from 155 employees as of December 31, 1997.

      RESULTS OF OPERATIONS; IMPAC MORTGAGE HOLDINGS, INC.

      Three Months Ended March 31, 1998 as compared to Three Months Ended March 31, 1997

         Net Earnings

      Net earnings for the first quarter of 1998 increased 88% to $11.1 million, or $0.48 per share, as compared to $5.9 million, or $0.41 per share, for the first quarter of 1997. The increase in earnings was primarily the result of higher net interest income earned on the Company's mortgage loans portfolio and increased earnings from IFC and ICH.

         Revenues

      Revenues for the first quarter of 1998 increased 68% to $41.9 million as compared to $24.9 million for the first quarter of 1997. Revenues increased during the first quarter of 1998 as compared to the first quarter of 1997 primarily due to higher interest income and equity in net earnings of IFC and ICH.

      Interest income increased 67% to $38.6 million during the first quarter of 1998 as compared to $23.1 million during the first quarter of 1997 as total average Mortgage Assets increased 73% to $1.9 billion as compared to $1.1 billion during the first quarter of 1997. Mortgage Assets are comprised of CMO collateral, mortgage loans held-for-investment, finance receivables and investment securities available-for-sale.

      Interest income on mortgage loans held-for-investment and CMO collateral increased 102% to $26.2 million during the first quarter of 1998 as compared to $13.0 million during the first quarter of 1997 as average mortgage loans held-for-investment and CMO collateral increased 110% to $1.4 billion as compared to $667.4 million, respectively. Average mortgage loans held-for-investment increased as IMH acquired $658.7 million of mortgages from IFC during the first quarter of 1998 as compared to $333.7 million during the first quarter of 1997. Average CMO collateral increased as the Company issued CMOs totaling $1.1 billion since the end of the first quarter of 1997.

      Interest income on finance receivables increased 22% to $9.4 million during the first quarter of 1998 as compared to $7.7 million during the first quarter of 1997 as average finance receivables increased 18% to $443.5 million as compared to $377.0 million, respectively. The increase was primarily the result of increased warehouse financing with IFC. The increase in IFC's borrowings was the result of increased loan acquisitions during the first quarter of 1998 which increased 17% to $608.0 million as compared to $521.8 million during the first quarter of 1997. Loan acquisitions by IFC during the first quarter of 1998 include $286.2 million of Progressive Express loans as compared to $153.9 million of Progressive Express loans acquired during the first quarter of 1997.

      Interest income on investment securities available-for-sale decreased 5% to $2.0 million during the first quarter of 1998 as compared to $2.1 million during the first quarter of 1997 as average investment securities available-for-sale increased 12% to $67.7 million as compared to $60.6 million, respectively. The decrease in interest income on investment securities available-for-sale was due to reduced yields on the portfolio. The increase in average securities available-for-sale during the first quarter of 1998 was the result of IMH purchasing and retaining mortgage-backed securities of $24.1 million that were issued by IFC from REMICs.

      Equity in net earnings of IFC increased to $2.2 million during the first quarter of 1998 as compared to $1.6 million for the first quarter of 1997. IFC's earnings increased primarily due to increases in net interest income and loan servicing income. Net interest income increased primarily due to higher net interest margins earned on second trust deed mortgages acquired in bulk during the third and fourth quarters of 1997. The average outstanding balance of second trust deed mortgages were $144.4 million during the first quarter of 1998 as compared to none during the first quarter of 1997. IFC generally retains servicing rights on mortgages acquired resulting in an increase of 68% in IFC's servicing portfolio to $3.2 billion at March 31, 1998 as compared to $1.9 billion at March 31, 1997. As such, IFC's loan servicing income increased 57% to $1.0 million during first quarter of 1998 as compared to $638,000 during the first quarter of 1997. IFC continues to support the Long-Term Investment Operations of the Company by supplying IMH with mortgages for its long-term investment portfolio.

      In acting as the mortgage conduit for the
      Company, IFC acquired $608.0 million of mortgages during the first quarter of 1998 as compared to $521.8 million of mortgages acquired during the first quarter of 1997. In addition, IFC securitized $292.4 million of second trust deed mortgages and Imperial Capital Markets Group ("ICMG"), a division of IFC, sold whole loans to third party investors totaling $100.3 million resulting in gain on sale of loans of $2.5 million and $1.3 million, respectively, during the first quarter of 1998. This compares to securitizations of $275.4 million and whole loan sales to third parties of $34.0 million resulting in gain on sale of loans of $2.8 million and $1.2 million, respectively, during the first quarter of 1997. IFC had deferred income of $15.2 million at March 31, 1998 as compared to $7.0 million at December 31, 1997. The increase in deferred income during the first quarter of 1998 relates to the sale of $658.7 million of mortgages to IMH which are deferred and amortized or accreted over the estimated life of the loans.

      Equity in net earnings (loss) of ICH increased to $378,000 during the first quarter of 1998 as compared to a net loss of $471,000 during the period from January 15, 1997 (commencement of operations) through March 31, 1997. The Company records 17.4% of equity in net earnings (loss) in ICH through the Company's ownership of ICH Common and Class A Common stock.

         Expenses

      Expenses for the first quarter of 1998 increased 62% to $30.8 million as compared to $19.0 million for the first quarter of 1997 primarily as a result of increases in interest expense on borrowings and provision for loan losses which was partially offset by decreases in management advisor fees and loss on sale of other real estate owned.

      Interest expense increased 88% to $28.8 million during the first quarter of 1998 as compared to $15.3 million during the first quarter of 1997 as average borrowings, which include CMO financing and reverse repurchase agreements, increased 70% to $1.7 billion as compared to $999.8 million, respectively. CMO financing and reverse repurchase agreements provide funding for Mortgage Assets which increased during the first quarter of 1998 as compared to the first quarter of 1997 as previously discussed.

      Provision for loan losses increased 27% to $1.9 million during the first quarter of 1998 as compared to $1.5 million during the first quarter of 1997 as Gross Loan Receivables increased during the respective periods. Gross Loan Receivables includes CMO collateral, mortgage loans held-for-investment and finance receivables. The Company maintained an allowance for loan losses expressed as a percentage of Gross Loan Receivables of 0.28% at March 31, 1998 as compared to 0.33% at December 31, 1997 and 0.51% at March 31, 1997. The allowance decreased as a percentage of Gross Loan Receivables as the Company continued its policy of accelerating loan charge-offs through the sale of delinquent loans. This resulted in a loss on sale of loans of $937,000 that was charged against the allowance for loan losses during the first quarter of 1998 in order to reduce the Company's overall exposure to delinquent loans and future losses. As the Company experiences increases in loan receivables and corresponding increases in delinquencies, the Company expects to continue to add to the allowance for loan losses.

      Earnings were positively affected by a reduction in management advisor fees resulting from the Company's buyout of its management agreement with Imperial Credit Advisors, Inc. ("ICAI"). As a result of the buyout of the management agreement with ICAI, there were no advisor fees paid by IMH during the first quarter of 1998 as compared to $1.5 million in advisor fees paid by IMH during the first quarter of 1997. Under the previous management agreement with ICAI, the Company would have paid estimated advisor fees of $1.9 million during the first quarter of 1998 resulting in earnings per common share of $0.45 as compared to actual basic and diluted earnings per common share of $0.48. Therefore, the termination of the management agreement with ICAI was 7% accretive to the Company's stockholders in the first quarter of 1998.

      Gain on sale of other real estate owned increased to $692,000 during the first quarter of 1998 as compared to a loss of $40,000 during the first quarter of 1997. The gain was the result of the Company's conservative policy of reducing the carrying amount on all foreclosed property to 70% of it's appraised value or brokers price opinion. The Company reserves the right to modify this policy as the market changes and residual values increase on disposition of REO's.

      Liquidity and Capital Resources

      The Company's principal liquidity requirements result from funding needs arising from the acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations, IMH, and Conduit Operations, IFC, and funding of finance receivables made by the Warehouse Lending Operations, IWLG, under warehouse line agreements. The Long-Term Investment Operations is primarily funded through borrowings from reverse repurchase agreements, the issuance of CMOs, and capital. The Warehouse Lending Operations is funded through borrowings from reverse repurchase agreements and capital. The Conduit Operations is funded through reverse repurchase borrowings from IWLG and third-party lenders under warehouse line agreements and the sale of mortgage loans and mortgage-backed securities.

         Long-Term Investment Operations

      At March 31, 1998, the Company had $1.2 billion of CMO borrowings used to finance $1.3 billion of CMO collateral held by the Long-Term Investment Operations. The Company uses CMO borrowings to finance substantially all of its mortgage loan investment portfolio as a means of eliminating certain risks associated with reverse repurchase agreements (such as the potential need for deposits of additional collateral) that are not present with CMO borrowings. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages, with the interest rate on the borrowings ranging from 22 basis points to 130 basis points over one-month LIBOR. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from the rating agencies. Total credit loss exposure to the Company is limited to the equity invested in the CMOs at any point in time.

         Warehouse Lending Operations

      The Warehouse Lending Operations finances the acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment and Conduit Operations primarily through borrowings on reverse repurchase agreements with third party lenders. IWLG has obtained two uncommitted repurchase facilities from major investment banks to provide financing as needed. Terms of the reverse repurchase agreements require that the mortgages be held by an independent third party custodian giving the Company the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates quoted vary from 65 basis points to 100 basis points over one-month LIBOR, depending on the type of collateral provided by the Company. The margins on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 90% to 98% of the fair market value of the collateral. The following presents information on available warehouse line agreements as of March 31, 1998 (dollars in thousands):

                 Commitment                Amount
Lender             Amount               Outstanding             Interest rate
---------- --------------------  ------------------------ ----------------------
Lendor A         $ 100,000                $ 38,318             Eurodollar + .75%
Lendor B           250,000                  93,640            Libor + .65%-.95%
Lendor C           312,595                 312,595               Libor + .75%
           --------------------  ------------------------
Total           $  622,595               $ 444,553
          =====================  ========================

         Conduit Operations

      The Conduit Operations has entered into warehouse line agreements to obtain financing up to $1.1 billion from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that IFC accumulates mortgage loans and until the mortgage loans are securitized and sold. The margins on the reverse repurchase agreements are based on the type of collateral used and generally range from 95% to 100% of the fair market value of the collateral. The interest rates on the borrowings are indexed to Bank of America's prime lending rate, which was 8.50% at March 31, 1998.

      The Conduit Operations has entered into a committed warehouse line agreement to obtain financing up to $200.0 million from a major investment bank. The margins on the reverse repurchase agreements are based on the type of collateral used and generally range from 95% to 98% of the fair market value of the collateral. The interest rates on the borrowings are indexed to LIBOR plus a spread of 75 basis points to 125 basis points depending on the type of collateral used. The Conduit Operations has entered into an uncommitted warehouse line agreement to obtain financing as needed from a major investment bank. The margins on the reverse repurchase agreements are based on the type of collateral used and generally range from 95% to 98% of the fair market value of the collateral. The interest rates on the borrowings are indexed to LIBOR plus a spread of 75 basis points.

      During the first quarter of 1998, the Conduit Operations securitized $292.4 million of mortgage loans as REMICs and sold $100.3 million of loans to third party investors. By securitizing and selling loans on a periodic and consistent basis the warehouse financing facilities were sufficient to handle IFC's liquidity needs during the first quarter of 1998.

         Other Sources of Liquidity

      In August 1997, ICH agreed to provide to IMH a $15.0 million revolving line of credit expiring on August 8, 1998 at an interest rate to be determined at the time of each advance with interest and principal paid monthly. As of March 31, 1998, there was no balance outstanding on the line of credit.

      During the first quarter of 1998, the Company raised additional capital $17.0 million from the sale of common stock issued under the Company's Dividend Reinvestment and Stock Purchase Plan. Proceeds from the sale of securities were used for general corporate purposes including, without limitation, funding the Long-Term Investment Operations, the Conduit Operations and the Warehouse Lending Operations.

      During the three months ended March 31, 1998 and 1997, net cash provided by operating activities was $29.3 million and $1.7 million, respectively. Net cash flows were positively affected during the first quarter of 1998 primarily due to a net increase in other assets and liabilities and net earnings. Due to affiliates increased $22.1 million and net earnings were $11.1 million during the first quarter of 1998 which was partially offset by an increase in due from affiliates of $3.7 million. Net cash flows were positively affected during the first quarter of 1997 as net earnings were $5.9 million.

      Net cash used in investing activities for the three months ended March 31, 1998 and 1997 was $243.4 million and $158.9 million, respectively. Net cash flows were negatively affected during the first quarter of 1998 primarily due to an increase in CMO collateral of $546.1 million as the Company issued CMOs totaling $583.0 million during the first quarter of 1998. This was partially offset by decreases in finance receivables and loans held for investment of $223.1 million and $100.2 million, respectively. Net cash flow were negatively affected during the first quarter of 1997 due to an increase in mortgage loans held-for-investment of $345.5 million which was partially offset by decreases in finance receivables and CMO collateral of $153.7 million and $47.8 million, respectively.

      Net cash provided by financing activities for the three months ended March 31, 1998 and 1997 was $219.7 million and $150.5 million, respectively. Net cash flows were positively affected for the first quarter of 1998 primarily due to an increase of $503.7 million in CMO borrowings used to fund the issuance of CMOs which was partially offset by a decrease in reverse repurchase agreements of $290.6 million. Net cash flows were positively affected during the first quarter of 1997 primarily due an increase in reverse repurchase agreements of $198.5 million which was partially offset by a decrease in CMO borrowings of $42.6 million.

      Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not  applicable.

                           PART II. OTHER INFORMATION

      Item 1: LEGAL PROCEEDINGS

         Not applicable.

      Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable.

      Item 3: DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

      Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On January 27,1998, the Company held a special meeting of stockholders. Of the total number of shares eligible to vote (20,477,712), 17,787,594 votes were returned, or 86%, formulating a quorum. At the special meeting of stockholders, the following matters were submitted to stockholders for vote: Proposal I - To approve an amendment to the Charter changing the name of the Company from "Imperial Credit Mortgage Holdings, Inc. to "Impac Mortgage Holdings, Inc. and Proposal II - To approve a bylaw amendment to grant the Board of Directors and the stockholders power to amend any provision of the bylaws. The results of voting on these proposals are as follows:

      Proposal I - Name Change

      Proposal I was approved with 17,283,526 shares voted for, 147,123 voted against, and 150,780 abstained from voting and there were 206,575 broker non-votes thereby approving the Company's name change.

      Proposal II - Grant amendment authority

      Proposal II was approved with 15,339,031 shares voted for, 2,214,132 voted against, and 234,431 abstained from voting thereby approving a bylaw amendment to grant the Board of Directors and the stockholders power to amend any provision of the bylaws.

      Item 5: OTHER INFORMATION

      None.

      Item 6: EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits:

             3.2* Bylaws of the registrant, as amended

             10.1* 1995 Stock Option, Deferred Stock and Restricted Stock Plan,
                   as amended

              27 Financial Data Schedule

         (b) Reports on Form 8-K:

                 Current Report on Form 8-K dated February 11, 1998 reporting on
                   Item 5.
                 Current  Report on Form 8-K/A dated  February 12, 1998
                   reporting  on Item 5 and 7
                 Current  Report on Form 8-K/A  dated
                   February 17, 1998 reporting on item 7.

      * This report includes a correct copy of the Bylaws and 1995 Stock Option Deferred Stock and Restricted Stock Plan (the "Plan"), in effective as of the date of this report in replacement of the Bylaws and Plan previously filed.

      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      IMPAC MORTGAGE HOLDINGS, INC.



      By:  /s/ Richard J. Johnson
      ----------------------------------

      Richard J. Johnson
      Executive Vice President
      and Chief Financial Officer

      Date:  May 14, 1998

                        IMPAC MORTGAGE HOLDINGS, INC.

                         AMENDED AND RESTATED BYLAWS

                                  ARTICLE I

                                   OFFICES

     Section 1. PRINCIPAL OFFICE. The principal office of the Corporation shall be located at such place or places as the Board of Directors may designate.

     Section 2. ADDITIONAL OFFICES. The Corporation may have additional offices at such places as the Board of Directors may from time to time determine or the business of the Corporation may require.

                                  ARTICLE II

MEETINGS OF STOCKHOLDERS

     Section 1. PLACE. All meetings of stockholders shall be held at the principal office of the Corporation or at such other place within the United States as shall be stated in the notice of the meeting.

     Section 2. ANNUAL MEETING. The annual meeting of stockholders of the Corporation shall be held on such date, at such time and at such place as shall be designated annually by the Board of Directors and stated in the notice of the meeting or in a duly executed waiver of notice thereof, at which meeting the stockholders shall elect a Board of Directors and transact such other business as may be properly brought before the meeting.

Section 3. SPECIAL MEETINGS. The president, chief executive officer, a majority of the entire Board of Directors or a majority of the Unaffiliated Directors (as defined in Article III, Section 2) may call special meetings of the stockholders. Special meetings of stockholders shall also be called by the secretary of the Corporation upon the written request of the holders of shares entitled to cast not less than a majority[1] of all the votes entitled to be cast at such meeting. Such request shall state the purpose of such meeting and the matters proposed to be acted on at such meeting. The secretary shall inform such stockholders of the reasonably estimated cost of preparing and mailing notice of the meeting and, upon payment to the Corporation by such stockholders of such costs, the secretary shall give notice to each stockholder entitled to notice of the meeting. Unless requested by the stockholders entitled to cast a majority of all the votes entitled to be cast at such meeting, a special meeting need not be called to consider any matter which is substantially the same as a matter voted on at any special meeting of the stockholders held during the preceding twelve months.

     Section 4. NOTICE. Not less than ten nor more than 90 days before each meeting of stockholders, the secretary shall give to each stockholder entitled to vote at such meeting and to each stockholder not entitled to vote who is entitled to notice of the meeting written or printed notice stating the time and place of the meeting and, in the case of a special meeting or as otherwise may be required by any statute, the purpose for which the meeting is called, either by mail or by presenting it to such stockholder personally or by leaving it at his residence or usual place of business. If mailed, such notice shall be deemed to be given when deposited in the United States mail addressed to the stockholder at his post office address as it appears on the records of the Corporation, with postage thereon prepaid.

     Section 5. SCOPE OF NOTICE. Any business of the Corporation may be transacted at an annual meeting of stockholders without being specifically designated in the notice, except such business as is required by any statute to be stated in such notice. No business shall be transacted at a special meeting of stockholders except as specifically designated in the notice.

 [1] Approved by the Board of Directors on March 24, 1998.

     Section 6. ORGANIZATION. At every meeting of stockholders, the chairman of the board, if there be one, shall conduct the meeting or, in the case of vacancy in office or absence of the chairman of the board, one of the following officers present shall conduct the meeting in the order stated: the vice chairman of the board, if there be one, the president, the vice presidents in their order of rank and seniority, or a chairman chosen by the stockholders entitled to cast a majority of the votes which all stockholders present in person or by proxy are entitled to cast, shall act as chairman, and the secretary, or, in his absence, an assistant secretary, or in the absence of both the secretary and assistant secretaries, a person appointed by the chairman shall act as secretary.

     Section 7. QUORUM. At any meeting of stockholders, the presence in person or by proxy of stockholders entitled to cast a majority of all the votes entitled to be cast at such meeting shall constitute a quorum; but this section shall not affect any requirement under any statute or the charter of the Corporation for the vote necessary for the adoption of any measure. If, however, such quorum shall not be present at any meeting of the stockholders, the stockholders entitled to vote at such meeting, present in person or by proxy, shall have the power to adjourn the meeting from time to time to a date not more than 120 days after the original record date without notice other than announcement at the meeting. At such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally notified.

     Section 8. VOTING. A plurality of all the votes cast at a meeting of stockholders duly called and at which a quorum is present shall be sufficient to elect a director. Each share may be voted for as many individuals as there are directors to be elected and for whose election the share is entitled to be voted. A majority of the votes cast at a meeting of stockholders duly called and at which a quorum is present shall be sufficient to approve any other matter which may properly come before the meeting, unless more than a majority of the votes cast is required by statute or by the charter of the Corporation. Unless otherwise provided in the charter, each outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote at a meeting of stockholders.

     Section 9. PROXIES. A stockholder may vote the stock owned of record by him, either in person or by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

     Section 10. VOTING OF STOCK BY CERTAIN HOLDERS. Stock of the Corporation registered in the name of a corporation, partnership, trust or other entity, if entitled to be voted, may be voted by the president or a vice president, a general partner or trustee thereof, as the case may be, or a proxy appointed by any of the foregoing individuals, unless some other person who has been appointed to vote such stock pursuant to a bylaw or a resolution of the governing body of such corporation or other entity or agreement of the partners of a partnership presents a certified copy of such bylaw, resolution or agreement, in which case such person may vote such stock. Any director or other fiduciary may vote stock registered in his name as such fiduciary, either in person or by proxy.

     Shares of stock of the Corporation directly or indirectly owned by it shall not be voted at any meeting and shall not be counted in determining the total number of outstanding shares entitled to be voted at any given time, unless they are held by it in a fiduciary capacity, in which case they may be voted and shall be counted in determining the total number of outstanding shares at any given time.

     The Board of Directors may adopt by resolution a procedure by which a stockholder may certify in writing to the Corporation that any shares of stock registered in the name of the stockholder are held for the account of a specified person other than the stockholder. The resolution shall set forth the class of stockholders who may make the certification, the purpose for which the certification may be made, the form of certification and the information to be contained in it; if the certification is with respect to a record date or closing of the stock transfer books, the time after the record date or closing of the stock transfer books within which the certification must be received by the Corporation; and any other provisions with respect to the procedure which the Board of Directors considers necessary or desirable. On receipt of such certification, the person specified in the certification shall be regarded as, for the purposes set forth in the certification, the stockholder of record of the specified stock in place of the stockholder who makes the certification.

     Notwithstanding any other provision of the charter of the Corporation or these Bylaws, Title 3, Subtitle 7 of the Corporations and Associations Article of the Annotated Code of Maryland (or any successor statute) shall not apply to any acquisition by any person of shares of stock of the Corporation. This section may be repealed, in whole or in part, at any time, whether before or after an acquisition of control shares and, upon such repeal, may, to the extent provided by any successor bylaw, apply to any prior or subsequent control share acquisition.


     Section 11. INSPECTORS. At any meeting of stockholders, the chairman of the meeting may, or upon the request of any stockholder shall, appoint one or more persons as inspectors for such meeting. Such inspectors shall ascertain and report the number of shares represented at the meeting based upon their determination of the validity and effect of proxies, count all votes, report the results and perform such other acts as are proper to conduct the election and voting with impartiality and fairness to all the stockholders.

     Each report of an inspector shall be in writing and signed by him or by a majority of them if there is more than one inspector acting at such meeting. If there is more than one inspector, the report of a majority shall be the report of the inspectors. The report of the inspector or inspectors on the number of shares represented at the meeting and the results of the voting shall be prima facie evidence thereof.

     Section 12. NOMINATIONS AND STOCKHOLDER BUSINESS.

(a) Annual  Meetings  of  Stockholders.

     (1) Nominations of persons for election to the Board of Directors and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (i) pursuant to the Corporation's notice of meeting, (ii) by or at the direction of the Board of Directors or (iii) by any stockholder of the Corporation who was a stockholder of record at the time of giving of notice provided for in this Section 12(a), who is entitled to vote at the meeting and who complied with the notice procedures set forth in this
Section 12(a).

     (2) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (iii) of paragraph (a)(1) of this Section 12, the stockholder must have given timely notice thereof in writing to the secretary of the Corporation. To be timely, a stockholder's notice shall be delivered to the secretary at the principal executive offices of the Corporation not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and of the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (x) the name and address of such stockholder, as they appear on the Corporation's books, and of such beneficial owner and (y) the number of shares of each class of stock of the Corporation which are owned beneficially and of record by such stockholder and such beneficial owner.

     (3) Notwithstanding anything in the second sentence of paragraph (a)(2) of this Section 12 to the contrary, in the event that the number of directors to be elected to the Board of Directors is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased Board of Directors made by the Corporation at least 70 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice required by this Section 12(a) shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the secretary at the principal executive offices of the Corporation not later than the close of business on the tenth day following the day on which such public announcement is first made by the Corporation.

     (b) Special Meetings of Stockholders. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the Corporation's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected (i) pursuant to the Corporation's notice of meeting, (ii) by or at the direction of the Board of Directors or (iii) provided that the Board of Directors has determined that directors shall be elected at such special meeting, by any stockholder of the Corporation who is a stockholder of record at the time of giving of notice provided for in this Section 12(b), who is entitled to vote at the meeting and who complied with the notice procedures set forth in this Section 12(b). In the event the Corporation calls a special meeting of stockholders for the purpose of electing one or more directors to the Board of Directors, any such stockholder may nominate a person or persons (as the case may be) for election to such position as specified in the Corporation's notice of meeting, if the stockholder's notice containing the information required by paragraph (a)(2) of this Section 12 shall be delivered to the secretary at the principal executive offices of the Corporation not earlier than the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the tenth day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.

     (c) General. (1) Only such persons who are ------- nominated in accordance with the procedures set forth in this Section 12 shall be eligible to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in this Section 12. The presiding officer of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made in accordance with the procedures set forth in this Section 12 and, if any proposed nomination or business is not in compliance with this Section 12, to declare that such defective nomination or proposal be disregarded.

     (2) For purposes of this Section 12, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

     (3) Notwithstanding the foregoing provisions of this Section 12, a stockholder shall also comply with all applicable requirements of state law and of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Section 12. Nothing in this Section 12 shall be deemed to affect any rights of stockholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act.

     Section 13. VOTING BY BALLOT. Voting on any question or in any election may be viva voce unless the presiding officer shall order or any stockholder shall demand that voting be by ballot.

                            ARTICLE III

                             DIRECTORS

     Section 1. GENERAL POWERS. The business and affairs of the Corporation shall be managed under the direction of its Board of Directors, which may exercise all of the powers of the Corporation, except such as are by law or by the charter of the Corporation or by these Bylaws conferred upon or reserved to the stockholders.

     Section 2. AFFILIATIONS OF BOARD MEMBERS. A majority of the members of the Board of Directors shall at all times be persons who are not Affiliates of an individual or corporate management company to whom the Board has delegated management duties as permitted in Section 17 of this Article and Article V,
Section 5.9 of the charter of the Corporation (a "Management Company"), (such directors being referred to as "Unaffiliated Directors"). An Unaffiliated Director must be independent from the Corporation, except for being a Director of the Corporation, and from Imperial Credit Industries, Inc. and its Affiliates.

     As used in these Bylaws, the term "Affiliate" of any entity means (i) any person directly or indirectly owning, controlling, or holding with power to vote, five percent (5%) or more of the outstanding voting securities of such entity; (ii) any person five percent (5%) or more of whose outstanding voting securities are directly or indirectly owned, controlled, or held with power to vote, by such entity; (iii) any person directly or indirectly controlling, controlled by, or under common control with, such entity; or (iv) any officer, director or employee of such entity or any person set forth in (i) - (iii) above. Any person who owns beneficially, either directly or through one or more controlled companies, more than twenty-five percent (25%) of the voting securities of any entity shall be presumed to control such entity. Any person who does not so own more than twenty-five percent (25%) of the voting securities of any entity shall be presumed not to control such entity. A natural person shall be presumed not to be a controlled entity.

     Section 3. NUMBER, TENURE AND QUALIFICATIONS. At any regular meeting or at any special meeting called for that purpose, a majority of the entire Board of Directors may establish, increase or decrease the number of directors, provided that the number thereof shall never be less than the minimum number required by the Maryland General Corporation Law, nor more than 15, and further provided that the tenure of office of a director shall not be affected by any decrease in the number of directors.

     Section 4. ANNUAL AND REGULAR MEETINGS. An annual meeting of the Board of Directors shall be held immediately after and at the same place as the annual meeting of stockholders, no notice other than this Bylaw being necessary. The Board of Directors may provide, by resolution, the time and place, either within or without the State of Maryland, for the holding of regular meetings of the Board of Directors without other notice than such resolution.

     Section 5. SPECIAL MEETINGS. Special meetings of the Board of Directors may be called by or at the request of the chairman of the board, president or by a majority of the directors then in office. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the State of Maryland, as the place for holding any special meeting of the Board of Directors called by them.

     Section 6. NOTICE. Notice of any special meeting of the Board of Directors shall be delivered personally or by telephone, facsimile transmission, United States mail or courier to each director at his business or residence address. Notice by personal delivery, by telephone or a facsimile transmission shall be given at least two days prior to the meeting. Notice by mail shall be given at least five days prior to the meeting and shall be deemed to be given when deposited in the United States mail properly addressed, with postage thereon prepaid. Telephone notice shall be deemed to be given when the director is personally given such notice in a telephone call to which he is a party. Facsimile transmission notice shall be deemed to be given upon completion of the transmission of the message to the number given to the Corporation by the director and receipt of a completed answer-back indicating receipt. Neither the business to be transacted at, nor the purpose of, any annual, regular or special meeting of the Board of Directors need be stated in the notice, unless specifically required by statute or these Bylaws.

     Section 7. QUORUM. A majority of the directors shall constitute a quorum for transaction of business at any meeting of the Board of Directors, provided that, if less than a majority of such directors are present at said meeting, a majority of the directors present may adjourn the meeting from time to time without further notice, and provided further that if, pursuant to the charter of the Corporation or these Bylaws, the vote of a majority of a particular group of directors is required for action, a quorum must also include a majority of such group.

     The Board of Directors present at a meeting which has been duly called and convened may continue to transact business until adjournment, notwithstanding the withdrawal of enough directors to leave less than a quorum.

     Section 8. VOTING. The action of the majority of the directors present at a meeting at which a quorum is present shall be the action of the Board of Directors, unless the concurrence of a greater proportion is required for such action by applicable statute.

     Any action pertaining to a transaction involving the Corporation in which any Management Company, any director or officer of the Corporation or any Affiliate of any of the foregoing persons has an interest shall be approved in specific as to any isolated transaction or in general as to any series of similar transactions by a majority of Unaffiliated Directors who are not Affiliates of such interested party, even if the non-interested Unaffiliated Directors constitute less than a quorum. In approving any such transaction or series of transactions the non-interested directors must determine that

     (a) the transaction as contemplated is fair as to the Corporation and its stockholders at the time it is authorized, approved or ratified;

     (b) if an acquisition of property other than mortgage loans is involved, the total consideration is not in excess of the appraised value of such property being acquired; and

     (c) if the transaction involves compensation to any Management Company or its Affiliates for services rendered in capacities other than contemplated by the management arrangements, to the knowledge of the directors such compensation is not greater than the customary charges for comparable services generally available from other competent unaffiliated persons.

     Section 9. TELEPHONE MEETINGS. Directors may participate in a meeting by means of a conference telephone or similar communications equipment if all persons participating in the meeting can hear each other at the same time. Participation in a meeting by these means shall constitute presence in person at the meeting.

     Section 10. INFORMAL ACTION BY DIRECTORS. Any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting, if a consent in writing to such action is signed by each director and such written consent is filed with the minutes of proceedings of the Board of Directors.

     Section 11. VACANCIES. If for any reason any or all the directors cease to be directors, such event shall not terminate the Corporation or affect these Bylaws or the powers of the remaining directors hereunder (even if fewer than three directors remain). Any vacancy on the Board of Directors for any cause other than an increase in the number of directors shall be filled by a majority of the remaining directors, although such majority is less than a quorum. Any vacancy in the number of directors created by an increase in the number of directors may be filled by a majority vote of the entire Board of Directors. The vacancy for any reason of any directorship previously held by an Unaffiliated Director shall be filled by a majority vote of the remaining members of the Board of Directors including a majority vote of the remaining Unaffiliated Directors. Any individual so elected as director shall hold office until the next annual meeting of stockholders and until his successor is elected and qualifies.

     Section 12. COMPENSATION. Directors shall not receive any stated salary for their services as directors but, by resolution of the Board of Directors, may receive fixed sums per year and/or per meeting and/or per visit to real property or other facilities owned or leased by the Corporation and for any service or activity they performed or engaged in as directors. Directors may be reimbursed for expenses of attendance, if any, at each annual, regular or special meeting of the Board of Directors or of any committee thereof and for their expenses, if any, in connection with each property visit and any other service or activity they performed or engaged in as directors; but nothing herein contained shall be construed to preclude any directors from serving the Corporation in any other capacity and receiving compensation therefor.

     Section 13. LOSS OF DEPOSITS. No director shall be liable for any loss which may occur by reason of the failure of the bank, trust company, savings and loan association, or other institution with whom moneys or stock have been deposited.

     Section 14. SURETY BONDS. Unless required by law, no director shall be obligated to give any bond or surety or other security for the performance of any of his duties.

     Section 15. RELIANCE. Each director, officer, employee and agent of the Corporation shall, in the performance of his duties with respect to the Corporation, be fully justified and protected with regard to any act or failure to act in reliance in good faith upon the books of account or other records of the Corporation, upon an opinion of counsel or upon reports made to the Corporation by any of its officers or employees or by the adviser, accountants, appraisers or other experts or consultants selected by the Board of Directors or officers of the Corporation, regardless of whether such counsel or expert may also be a director.

     Section 16. INVESTMENT POLICIES AND RESTRICTIONS. The investment policies of the Corporation and the restrictions thereon shall be established from time to time by the Board of Directors, including a majority of the Unaffiliated Directors; provided, however, that the investment policies of the Corporation and the limitations thereon shall be at all times in compliance with the restrictions applicable to real estate investment trusts pursuant to the Internal Revenue Code of 1986, as it may be amended from time to time. The Unaffiliated Directors shall review the investment policies of the Corporation at least annually to determine that the policies then being followed by the Corporation are in the best interests of its stockholders. Each such determination and the basis therefor shall be set forth in the minutes of the Board of Directors.

     Section 17. MANAGEMENT AGREEMENTS. The Board may delegate the duty of management of the assets and the administration of the Corporations' day-to-day operations to a Management Company pursuant to a written contract or contracts, or any renewal thereof, which have obtained the requisite approvals of the Board of Directors, including a majority of the Unaffiliated Directors, or the stockholders of the Corporation, as provided in the charter of the Corporation.

     The Board of Directors shall evaluate the performance of the Management Company before entering into or renewing any management arrangement. The minutes of the meetings with respect to such evaluation shall reflect the criteria used by the Board of Directors in making such evaluation. Upon any termination of the initial management arrangement reflected in the initial registration statement of this Corporation's public offering of securities, the Board of Directors shall determine that any successor Management Company possesses sufficient qualifications (a) to perform the management function for the Corporation and
(b) to justify the compensation provided for in its contract with the Corporation. Each contract for the services of a Management Company entered into by the Board of Directors shall have a term of no more than one year, but may be renewed annually at or prior to the expiration of the contract. Each contract shall provide that it is terminable by a majority of the Unaffiliated Directors or the Management Company on sixty (60) days' prior written notice without cause.

     The Unaffiliated Directors shall determine at least annually that the compensation which the Corporation contracts to pay the Management Company is reasonable in relation to the nature and quality of services performed and shall also supervise performance of the Management Company and the compensation paid to it by the Corporation to determine that the provisions of such contract are being carried out. Each such determination shall be based upon the following factors and all other factors the Unaffiliated Directors may deem relevant and the findings of the Unaffiliated Directors on each of such factors shall be recorded in the minutes of the Board of Directors:

     (a) The size of management fee in relation to the size, compensation and profitability for the investment portfolio of the Corporation;

     (b) The success of the Management Company in generating opportunities that meet the investment objectives of the Corporation;

     (c) The rates charged to other corporations similar to the Corporation and to other investors by advisers performing similar services;

     (d) Additional revenues realized by the Management Company and its Affiliates through their relationship with the Corporation, including loan administration, underwriting or broker commissions, servicing, engineering, inspection and other fees, whether paid by the Corporation or by others with whom the Corporation does business;

     (e) The quality and extent of service and advice furnished to the Corporation;

     (f) The performance of the investment portfolio of the Corporation, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and

     (g) The quality of the investment portfolio of the Corporation in relationship to the investments generated by the Management Company for its own account.


                                  ARTICLE IV

                                  COMMITTEES

     Section 1. NUMBER, TENURE AND QUALIFICATIONS. The Board of Directors may appoint from among its members an Executive Committee, an Audit Committee, a Compensation Committee and other committees, composed of two or more directors, to serve at the pleasure of the Board of Directors. At least a majority of the members of any such committee shall be composed of Unaffiliated Directors.

     Section 2. POWERS. The Board of Directors may delegate to committees appointed under Section 1 of this Article any of the powers of the Board of Directors, except as prohibited by law.

     Section 3. MEETINGS. Notice of committee meetings shall be given in the same manner as notice for special meetings of the Board of Directors. A majority of the members of the committee shall constitute a quorum for the transaction of business at any meeting of the committee. The act of a majority of the committee members present at a meeting shall be the act of such committee. The Board of Directors may designate a chairman of any committee, and such chairman or any two members of any committee may fix the time and place of its meeting unless the Board shall otherwise provide. In the absence of any member of any such committee, the members thereof present at any meeting, whether or not they constitute a quorum, may appoint another director to act in the place of such absent member. Each committee shall keep minutes of its proceedings.

     Section 4. TELEPHONE MEETINGS. Members of a committee of the Board of Directors may participate in a meeting by means of a conference telephone or similar communications equipment if all persons participating in the meeting can hear each other at the same time. Participation in a meeting by these means shall constitute presence in person at the meeting.

     Section 5. INFORMAL ACTION BY COMMITTEES. Any action required or permitted to be taken at any meeting of a committee of the Board of Directors may be taken without a meeting, if a consent in writing to such action is signed by each member of the committee and such written consent is filed with the minutes of proceedings of such committee.

     Section 6. VACANCIES. Subject to the provisions hereof, the Board of Directors shall have the power at any time to change the membership of any committee, to fill all vacancies, to designate alternate members to replace any absent or disqualified member or to dissolve any such committee.

                                  ARTICLE V

                                  OFFICERS

     Section 1. GENERAL PROVISIONS. The officers of the Corporation shall include a president, a secretary and a treasurer and may include a chairman of the board, a vice chairman of the board, one or more vice presidents, a chief operating officer, a chief financial officer, one or more assistant secretaries and one or more assistant treasurers. In addition, the Board of Directors may from time to time appoint such other officers with such powers and duties as they shall deem necessary or desirable. The officers of the Corporation shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of stockholders, except that the chief executive officer may appoint one or more vice presidents, assistant secretaries and assistant treasurers. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as may be convenient. Each officer shall hold office until his successor is elected and qualifies or until his death, resignation or removal in the manner hereinafter provided. Any two or more offices except president and vice president may be held by the same person. In its discretion, the Board of Directors may leave unfilled any office except that of president, treasurer and secretary. Election of an officer or agent shall not of itself create contract rights between the Corporation and such officer or agent.

     Section 2. REMOVAL AND RESIGNATION. Any officer or agent of the Corporation may be removed by the Board of Directors if in its judgment the best interests of the Corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Any officer of the Corporation may resign at any time by giving written notice of his resignation to the Board of Directors, the chairman of the board, the president or the secretary. Any resignation shall take effect at any time subsequent to the time specified therein or, if the time when it shall become effective is not specified therein, immediately upon its receipt. The acceptance of a resignation shall not be necessary to make it effective unless otherwise stated in the resignation. Such resignation shall be without prejudice to the contract rights, if any, of the Corporation.

     Section 3. VACANCIES. A vacancy in any office may be filled by the Board of Directors for the balance of the term.

     Section 4. CHIEF EXECUTIVE OFFICER. The Board of Directors may designate a chief executive officer. In the absence of such designation, the chairman of the board shall be the chief executive officer of the Corporation. The chief executive officer shall have general responsibility for implementation of the policies of the Corporation, as determined by the Board of Directors, and for the management of the business and affairs of the Corporation.

     Section 5. CHIEF OPERATING OFFICER. The Board of Directors may designate a chief operating officer. The chief operating officer shall have the responsibilities and duties as set forth by the Board of Directors or the chief executive officer.

     Section 6. CHIEF FINANCIAL OFFICER. The Board of Directors may designate a chief financial officer. The chief financial officer shall have the responsibilities and duties as set forth by the Board of Directors or the chief executive officer.

     Section 7. CHAIRMAN OF THE BOARD. The Board of Directors shall designate a chairman of the board. The chairman of the board shall preside over the meetings of the Board of Directors and of the stockholders at which he shall be present. The chairman of the board shall perform such other duties as may be assigned to him or them by the Board of Directors.

     Section 8. PRESIDENT. The president or chief executive officer, as the case may be, shall in general supervise and control all of the business and affairs of the Corporation. In the absence of a designation of a chief operating officer by the Board of Directors, the president shall be the chief operating officer. He may execute any deed, mortgage, bond, contract or other instrument, except in cases where the execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Corporation or shall be required by law to be otherwise executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the Board of Directors from time to time.

     Section 9. VICE PRESIDENTS. In the absence of the president or in the event of a vacancy in such office, the vice president (or in the event there be more than one vice president, the vice presidents in the order designated at the time of their election or, in the absence of any designation, then in the order of their election) shall perform the duties of the president and when so acting shall have all the powers of and be subject to all the restrictions upon the president; and shall perform such other duties as from time to time may be assigned to him by the president or by the Board of Directors. The Board of Directors may designate one or more vice presidents as executive vice president or as vice president for particular areas of responsibility.

     Section 10. SECRETARY. The secretary shall (a) keep the minutes of the proceedings of the stockholders, the Board of Directors and committees of the Board of Directors in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; (c) be custodian of the corporate records and of the seal of the Corporation; (d) keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder; (e) have general charge of the share transfer books of the Corporation; and (f) in general perform such other duties as from time to time may be assigned to him by the chief executive officer, the president or by the Board of Directors.

     Section 11. TREASURER. The treasurer shall have the custody of the funds and securities of the Corporation and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. In the absence of a designation of a chief financial officer by the Board of Directors, the treasurer shall be the chief financial officer of the Corporation.

     The treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the president and Board of Directors, at the regular meetings of the Board of Directors or whenever it may so require, an account of all his transactions as treasurer and of the financial condition of the Corporation.

     If required by the Board of Directors, the treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, moneys and other property of whatever kind in his possession or under his control belonging to the Corporation.

     Section 12. ASSISTANT SECRETARIES AND ASSISTANT TREASURERS. The assistant secretaries and assistant treasurers, in general, shall perform such duties as shall be assigned to them by the secretary or treasurer, respectively, or by the president or the Board of Directors. The assistant treasurers shall, if required by the Board of Directors, give bonds for the faithful performance of their duties in such sums and with such surety or sureties as shall be satisfactory to the Board of Directors.

     Section 13. SALARIES. The salaries and other compensation of the officers shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such salary or other compensation by reason of the fact that he is also a director.

                                  ARTICLE VI

                    CONTRACTS, LOANS, CHECKS AND DEPOSITS

     Section 1. CONTRACTS. The Board of Directors may authorize any officer or agent to enter into any contract or to execute and deliver any instrument in the name of and on behalf of the Corporation and such authority may be general or confined to specific instances. Any agreement, deed, mortgage, lease or other document executed by one or more of the directors or by an authorized person shall be valid and binding upon the Board of Directors and upon the Corporation when authorized or ratified by action of the Board of Directors.

     Section 2. CHECKS AND DRAFTS. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by such officer or agent of the Corporation in such manner as shall from time to time be determined by the Board of Directors.

     Section 3. DEPOSITS. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board of Directors may designate.

                                  ARTICLE VII

                                    STOCK

     Section 1. CERTIFICATES. Each stockholder shall be entitled to a certificate or certificates which shall represent and certify the number of shares of each class of stock held by him in the Corporation. Each certificate shall be signed by the chief executive officer, the president or a vice president and countersigned by the secretary or an assistant secretary or the treasurer or an assistant treasurer and may be sealed with the seal, if any, of the Corporation. The signatures may be either manual or facsimile. Certificates shall be consecutively numbered; and if the Corporation shall, from time to time, issue several classes of stock, each class may have its own number series. A certificate is valid and may be issued whether or not an officer who signed it is still an officer when it is issued. Each certificate representing shares which are restricted as to their transferability or voting powers, which are preferred or limited as to their dividends or as to their allocable portion of the assets upon liquidation or which are redeemable at the option of the Corporation, shall have a statement of such restriction, limitation, preference or redemption provision, or a summary thereof, plainly stated on the certificate. If the Corporation has authority to issue stock of more than one class, the certificate shall contain on the face or back a full statement or summary of the designations and any preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of each class of stock and, if the Corporation is authorized to issue any preferred or special class in series, the differences in the relative rights and preferences between the shares of each series to the extent they have been set and the authority of the Board of Directors to set the relative rights and preferences of subsequent series. In lieu of such statement or summary, the certificate may state that the Corporation will furnish a full statement of such information to any stockholder upon request and without charge. If any class of stock is restricted by the Corporation as to transferability, the certificate shall contain a full statement of the restriction or state that the Corporation will furnish information about the restrictions to the stockholder on request and without charge.

     Section 2. TRANSFERS. Upon surrender to the Corporation or the transfer agent of the Corporation of a stock certificate duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, the Corporation shall issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

     The Corporation shall be entitled to treat the holder of record of any share of stock as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share or on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of the State of Maryland.

     Notwithstanding the foregoing, transfers of shares of any class of stock will be subject in all respects to the charter of the Corporation and all of the terms and conditions contained therein.

     Section 3. REPLACEMENT CERTIFICATE. Any officer designated by the Board of Directors may direct a new certificate to be issued in place of any certificate previously issued by the Corporation alleged to have been lost, stolen or destroyed upon the making of an affidavit of that fact by the person claiming the certificate to be lost, stolen or destroyed. When authorizing the issuance of a new certificate, an officer designated by the Board of Directors may, in his discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or the owner's legal representative to advertise the same in such manner as he shall require and/or to give bond, with sufficient surety, to the Corporation to indemnify it against any loss or claim which may arise as a result of the issuance of a new certificate.

     Section 4. CLOSING OF TRANSFER BOOKS OR FIXING OF RECORD DATE. The Board of Directors may set, in advance, a record date for the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or determining stockholders entitled to receive payment of any dividend or the allotment of any other rights, or in order to make a determination of stockholders for any other proper purpose. Such date, in any case, shall not be prior to the close of business on the day the record date is fixed and shall be not more than 90 days and, in the case of a meeting of stockholders, not less than ten days, before the date on which the meeting or particular action requiring such determination of stockholders of record is to be held or taken.

     In lieu of fixing a record date, the Board of Directors may provide that the stock transfer books shall be closed for a stated period but not longer than 20 days. If the stock transfer books are closed for the purpose of determining stockholders entitled to notice of or to vote at a meeting of stockholders, such books shall be closed for at least ten days before the date of such meeting.

     If no record date is fixed and the stock transfer books are not closed for the determination of stockholders, (a) the record date for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day on which the notice of meeting is mailed or the 30th day before the meeting, whichever is the closer date to the meeting; and (b) the record date for the determination of stockholders entitled to receive payment of a dividend or an allotment of any other rights shall be the close of business on the day on which the resolution of the directors, declaring the dividend or allotment of rights, is adopted.

     When a determination of stockholders entitled to vote at any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof, except when (i) the determination has been made through the closing of the transfer books and the stated period of closing has expired or (ii) the meeting is adjourned to a date more than 120 days after the record date fixed for the original meeting, in either of which case a new record date shall be determined as set forth herein.

     Section 5. STOCK LEDGER. The Corporation shall maintain at its principal office or at the office of its counsel, accountants or transfer agent, an original or duplicate share ledger containing the name and address of each stockholder and the number of shares of each class held by such stockholder.

     Section 6. FRACTIONAL STOCK; ISSUANCE OF UNITS. The Board of Directors may issue fractional stock or provide for the issuance of scrip, all on such terms and under such conditions as they may determine. Notwithstanding any other provision of the charter or these Bylaws, the Board of Directors may issue units consisting of different securities of the Corporation. Any security issued in a unit shall have the same characteristics as any identical securities issued by the Corporation, except that the Board of Directors may provide that for a specified period securities of the Corporation issued in such unit may be transferred on the books of the Corporation only in such unit.

                                 ARTICLE VIII

                                ACCOUNTING YEAR

     The Board of Directors shall have the power, from time to time, to fix the fiscal year of the Corporation by a duly adopted resolution.

                                   ARTICLE IX

                                  DISTRIBUTIONS

     Section 1. AUTHORIZATION. Dividends and other distributions upon the stock of the Corporation may be authorized and declared by the Board of Directors, subject to the provisions of law and the charter of the Corporation. Dividends and other distributions may be paid in cash, property or stock of the Corporation, subject to the provisions of law and the charter.

     Section 2. CONTINGENCIES. Before payment of any dividends or other distributions, there may be set aside out of any assets of the Corporation available for dividends or other distributions such sum or sums as the Board of Directors may from time to time, in its absolute discretion, think proper as a reserve fund for contingencies, for equalizing dividends or other distributions, for repairing or maintaining any property of the Corporation or for such other purpose as the Board of Directors shall determine to be in the best interest of the Corporation, and the Board of Directors may modify or abolish any such reserve in the manner in which it was created.

                                     ARTICLE X

                                 INVESTMENT POLICY

     Subject to the provisions of the charter of the Corporation, the Board of Directors may from time to time adopt, amend, revise or terminate any policy or policies with respect to investments by the Corporation as it shall deem appropriate in its sole discretion.

                                     ARTICLE XI

                                        SEAL

     Section 1. SEAL. The Board of Directors may authorize the adoption of a seal by the Corporation. The seal shall contain the name of the Corporation and the year of its incorporation and the words "Incorporated Maryland." The Board of Directors may authorize one or more duplicate seals and provide for the custody thereof.

     Section 2. AFFIXING SEAL. Whenever the Corporation is permitted or required to affix its seal to a document, it shall be sufficient to meet the requirements of any law, rule or regulation relating to a seal to place the word "(SEAL)" adjacent to the signature of the person authorized to execute the document on behalf of the Corporation.

                                ARTICLE XII

                 INDEMNIFICATION AND ADVANCES FOR EXPENSES

     To the maximum extent permitted by Maryland law in effect from time to time, the Corporation, without requiring a preliminary determination of the ultimate entitlement to indemnification, shall indemnify and shall pay or reimburse reasonable expenses in advance of final disposition of a proceeding to
(a) any individual who is a present or former director or officer of the Corporation and who is made a party to the proceeding by reason of his service in that capacity or (b) any individual who, while a director of the Corporation and at the request of the Corporation, serves or has served another corporation, partnership, joint venture, trust, employee benefit plan or any other enterprise as a director, officer, partner or trustee of such corporation, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made a party to the proceeding by reason of his service in that capacity. The Corporation may, with the approval of its Board of Directors, provide such indemnification and advance for expenses to a person who served a predecessor of the Corporation in any of the capacities described in (a) or (b) above and to any employee or agent of the Corporation or a predecessor of the Corporation.

     Neither the amendment nor repeal of this Article, nor the adoption or amendment of any other provision of the Bylaws or charter of the Corporation inconsistent with this Article, shall apply to or affect in any respect the applicability of the preceding paragraph with respect to any act or failure to act which occurred prior to such amendment, repeal or adoption.

                               ARTICLE XIII

                            WAIVER OF NOTICE

     Whenever any notice is required to be given pursuant to the charter of the Corporation or these Bylaws or pursuant to applicable law, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Neither the business to be transacted at nor the purpose of any meeting need be set forth in the waiver of notice, unless specifically required by statute. The attendance of any person at any meeting shall constitute a waiver of notice of such meeting, except where such person attends a meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

                                   ARTICLE XIV

                                AMENDMENT OF BYLAWS[2]

     The Bylaws may be adopted, amended or repealed by the affirmative vote of a majority of the outstanding shares entitled to vote or by the approval of the Board of Directors

[2] The amendment to this Article XIV of the Bylaws was approved by stockholder vote on January 27, 1998.

                             CERTIFICATE OF SECRETARY

                                        OF

                           IMPAC MORTGAGE HOLDINGS, INC.

                I, the undersigned, do hereby certify:

     1. That I am the duly elected and acting Secretary of Impac Mortgage Holdings, Inc.

     2. That the foregoing Bylaws constitute the Bylaws of said corporation as adopted by the Board of Directors of said corporation by Unanimous Written Consent dated September 29, 1995.

     IN WITNESS WHEREOF, I have hereunto subscribed my name this 29th day of September 1995.



                                               /s/ Richard J. Johnson
                                                   RICHARD JOHNSON

             10.1 1995 Stock Option, Deferred Stock and Restricted Stock Plan,
                        as amended

                       IMPAC MORTGAGE HOLDINGS, INC.

                     1995 STOCK OPTION, DEFERRED STOCK
                                   AND
                          RESTRICTED STOCK PLAN
                               (as amended)


Section 1.  General Purpose of Plan; Definitions.

                  (a) This plan is intended to implement and govern the Stock Option, Deferred Stock and Restricted Stock Plan (the "Plan") of Impac Mortgage Holdings, Inc., a Maryland corporation (the "Company"). The Plan was adopted by the Board on August 31, 1995, subject to the approval of the Company's stockholders. The purpose of the Plan is to enable the Company, its Subsidiaries, Impac Funding Corporation, a California corporation ("IFC"), and Imperial Credit Advisors, Inc., a California corporation and a wholly-owned subsidiary of Imperial Credit Industries, Inc. (the "Manager"), to obtain and retain competent personnel who will contribute to the Company's success by their ability, ingenuity and industry, and to provide incentives to such personnel and members that are linked directly to increases in stockholder value, and will therefore, inure to the benefit of all stockholders of the Company.

                  (b) For purposes of the Plan, the following terms shall be defined as set forth below:

                  (1) "Award" means any award of Deferred Stock, Restricted Stock, Stock Appreciation Right, Limited Stock Appreciation Right or Stock Option.

                  (2) "Board" means the Board of Directors of the Company.

                  (3) "Code" means the Internal Revenue Code of 1986, as amended from time to time, or any successor thereto.

                  (4) "Committee" means the Compensation Committee of the Board, or any other Committee the Board may subsequently appoint to administer the Plan.[3]

[3] On March 24, 1998, the Board of Directors approved the deletion of Section 1(b)(4) in its entirety and replaced it with the above.

                  (5)  "Company"   means  Impac  Mortgage   Holdings,   Inc.,  a
corporation organized under the laws of the State of Maryland (or any successor corporation).

                  (6) "Deferred Stock" means an award made pursuant to Section 7 below of the right to receive Stock at the end of a specified deferral period.

                  (7) "Disability" means permanent and total disability as determined under the Company's disability program or policy.

                  (8) "Effective Date" shall mean the date provided  pursuant to
Section 16.

                  (9) "Eligible Employee" means an employee of the Company, any Subsidiary, IFC or the Manager eligible to participate in the Plan pursuant to
Section 4.

                  (10) "Fair Market Value" means, as of any given date, with respect to any Awards granted hereunder, at the discretion of the Committee and subject to such limitations as the Committee may impose, (A) the closing sale price of the Stock on such date as reported in the Western Edition of the Wall Street Journal Composite Tape or (B) the average on such date of the closing price of the Stock on each day on which the Stock is traded over a period of up to twenty trading days immediately prior to such date or (C) if on the date for which current fair market value is to be determined the Stock is not listed on any securities exchange or quoted in the NASDAQ System or over-the-counter market, the current fair market value of the Stock shall be the highest price per share which the Company could then obtain from a willing buyer (not a current employee or director) for shares of the Stock sold by the Company, from authorized but unissued shares, as determined in good faith by the Board.

                  (11) "IFC" means Impac Funding Corporation, a California corporation.

                  (12) "Incentive Stock Option" means any Stock option intended to be designated as an "incentive stock option" within the meaning of Section 422 of the Code.

                  (13) "IPO" means the Company's initial public offering of its Stock on Registration Statement Form S-11.

                  (14)  "Limited  Stock   Appreciation   Right"  means  a  Stock
Appreciation Right that can be exercised only in the event of a Change of Control as defined in Section 10.

                  (15) "Manager"  means the Imperial  Credit  Advisors,  Inc., a
California  corporation  and  a  wholly-owned   subsidiary  of  Imperial  Credit
Industries, Inc.

                  (16) "Non-Qualified Stock Option" means any Stock Option that is not an Incentive Stock Option, including any Stock Option that provides (as of the time such option is granted) that it will not be treated as an Incentive Stock Option.

                  (17) "Parent Corporation" means any corporation (other than the Company) in an unbroken chain of corporations ending with the Company, if each of the corporations other than the Company owns stock possessing 50% or more of the combined voting power of all classes of stock in one of the other corporations in the chain.

                  (18) "Participant" means any Eligible Employee selected by the Committee, pursuant to the Committee's authority in Section 2 below, to receive grants of Stock Options or Awards or any combination of the foregoing.

                  (19) "Restricted Period" means the period set by the Committee as it pertains to Deferred Stock or Restricted Stock awards pursuant to Section 7.

                  (20) "Restricted Stock" means an award of shares of Stock that is subject to restrictions under Section 7 that will lapse with the passage of time or upon the attainment of performance objectives.

                  (21) "Stock" means the Common Stock, $.01 par value per share, of the Company.

                  (22) "Stock Appreciation Right" means the right pursuant to an award granted under Section 6 below to receive an amount equal to the difference between (i) the Fair Market Value, as of the date such Stock Appreciation Right or portion thereof is surrendered, of the shares of Stock covered by such right or such portion thereof and (ii) the aggregate exercise price of such right or such portion thereof.

                  (23) "Stock Option" means any option to purchase shares of Stock granted pursuant to Section 5.

                  (24) "Subsidiary" means any corporation (other than the Company) in an unbroken chain of corporations beginning with the Company if each of the corporations (other than the last corporation in the unbroken chain) owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

Section 2.  Administration.

                  (a)[4] The Plan shall be administered by the Board or by a Committee appointed by the Board, which shall serve at the pleasure of the Board; provided, however, that if the Committee does not consist solely of "Non-Employee Directors," as defined in Rule 16b-3 as promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934 (the "Exchange Act"), and as such Rule may be amended from time to time, or any successor definition adopted by the Commission, then the Plan shall be administered, and each grant shall be approved, by the Board.

                  (b) The Committee shall have the power and authority to grant to Eligible Employees, pursuant to the terms of the Plan: (A) Stock Options, (B) Stock Appreciation Rights, (C) Deferred Stock, (D) Restricted Stock, or (E) any combination of the foregoing.

                  In particular, the Committee shall have the authority;

                  (1) to select those employees of the Company, any Subsidiary, IFC or the Manager who are Eligible Employees;

                  (2) to determine whether and to what extent Stock Options, Stock Appreciation Rights, Deferred Stock, Restricted Stock or a combination of the foregoing, are to be granted to Eligible Employees hereunder;

                  (3) to determine the number of shares of Stock to be covered by each such Award;

[4] On March 24, 1998, the Board of Directors approved the deletion of Section 2(a) in its entirety and replaced it with the above.

                  (4) to determine the terms and conditions, not inconsistent with the terms of the Plan, of any such Award including, but not limited to, (x) the restricted period applicable to Deferred Stock or Restricted Stock awards,
(y) the date or dates on which restrictions applicable to such Deferred Stock or Restricted Stock shall lapse during such period, and (z) when and in what increments shares covered by Stock Options may be purchased; and

                  (5) to determine the terms and conditions, not inconsistent with the terms of the Plan, which shall govern all written instruments evidencing the Stock Options, Stock Appreciation Rights, Deferred Stock, Restricted Stock or any combination of the foregoing.

                  (c) The Committee shall have the authority to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it shall from time to time deem advisable; to interpret the terms and provisions of the Plan and any Award issued under the Plan; and to otherwise supervise the administration of the Plan.

                  (d) All decisions made by the Committee pursuant to the provisions of the Plan shall be final and binding on all persons, including the Company, any Subsidiaries, IFC, the Manager and the Participants.

Section 3.  Stock Subject to Plan.

                  (a) The total number of shares of Stock reserved and available for issuance under the Plan shall be 1,200,000 [5] shares. Such shares shall consist of authorized but unissued shares.

[5] Reflects 3-for-2 Common Stock split effective November 24, 1997

                  (b) To the extent that (i) a Stock Option expires or is otherwise terminated without being exercised or (ii) any shares of Stock subject to any Deferred Stock or Restricted Stock award granted hereunder are forfeited, such shares shall again be available for issuance in connection with future Awards under the Plan. If any shares of Stock have been pledged as collateral for indebtedness incurred by a Participant in connection with the exercise of a Stock Option and certificates representing such shares are surrendered to the Company in satisfaction of such indebtedness, such shares shall again be available for issuance in connection with future Awards under the Plan.

                  (c) In the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the Stock, a substitution or adjustment shall be made in (i) the aggregate number of shares reserved for issuance under the Plan, and (ii) the kind, number and option price of shares subject to outstanding Stock Options granted under the Plan as may be determined by the Committee, in its sole discretion, provided that the number of shares subject to any Award shall always be a whole number. Such other substitutions or adjustments shall be made as may be determined by the Committee, in its sole discretion. An adjusted option price shall also be used to determine the amount payable by the Company upon the exercise of any Stock Appreciation Right.

Section 4.  Eligibility.

                  (a) Officers and other key employees of the Company, any Subsidiaries, IFC or the Manager who are responsible for or contribute to the management, growth and/or profitability of the business of the Company or its Subsidiaries, and the directors of the Company, IFC and the Manager, shall be eligible to be granted Non-Qualified Stock Options, Stock Appreciation Rights, and Deferred Stock or Restricted Stock awards hereunder. Officers and other key employees of the Company or its Subsidiaries shall also be eligible to be granted Incentive Stock Options hereunder. The Participants under the Plan shall be selected from time to time by the Committee, in its sole discretion, from among Eligible Employees recommended by the senior management of the Company, and the Committee shall determine, in its sole discretion, the number of shares covered by each Award.

                  (b) The Manager shall be eligible to be granted Non-Qualified Stock Options hereunder.

                  (c) Notwithstanding the foregoing, an Eligible Employee shall not be eligible to be granted an Award under this Plan if he/she is deemed to own more than 9.5% (in value or in number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of Common Stock of the Company. For this purpose, the term "ownership" is defined in accordance with the Real Estate Investment Trust provisions of the Code, the constructive ownership provisions of section 544 of the Code, as modified by Section 856(1)(b) of the Code, and Rule 13d-3 promulgated by the Securities and Exchange Commission under the Exchange Act of 1934, as amended.

Section 5.                 Stock Option for Eligible Employees and the Manager.

                  (a) Stock Options may be granted to Eligible Employees or the Manager alone or in addition to other Awards granted under the Plan. Any Stock Option granted under the Plan shall be in such form as the Committee may from time to time approve, and the provisions of Stock Options need not be the same with respect to each optionee. Recipients of Stock Options shall enter into a Stock Option Agreement with the Company, in such form as the Committee shall determine, which agreement shall set forth, among other things, the exercise price of the option, the term of the option and provisions regarding exercisability of the option granted thereunder.

                                    i) The Stock Options granted under the Plan to Eligible Employees may be of two types: (x) Incentive Stock Options and (y) Non-Qualified Stock Options.

                                    ii) The  Committee  shall have the authority
                                    to grant any Eligible Employee (x) Incentive
                                    Stock   Options   (provided   such  Eligible
                                    Employee  is also an employee of the Company
                                    or  its  Subsidiaries),   (y)  Non-Qualified
                                    Stock  Options,  or (z) both  types of Stock
                                    Options (in each case with or without  Stock
                                    Appreciation   Rights   or   Limited   Stock
                                    Appreciation Rights). To the extent that any
                                    Stock   Option   does  not   qualify  as  an
                                    Incentive Stock Option, it shall constitute a separate Non-Qualified Stock Option.

                                    iii) The Stock Options granted under the Plan to the Manager must be Non-Qualified Stock Options.

                  (b) Stock Options granted under this Section 5 shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the Committee shall deem desirable:

                           i) Option Price. The option price per share of Stock purchasable under a Stock Option shall be determined by the Committee at the time of grant but shall be not less than 100% of the Fair Market Value of the Stock on such date. If an employee owns or is deemed to own (by reason of the attribution rules applicable under Section 424(d) of the Code) more than 10% of the combined voting power of all classes of stock of the Company or any Parent Corporation or Subsidiary and an Incentive Stock Option is granted to such employee, the option price of such Incentive Stock Option (to the extent required by the Code at the time of grant) shall be no less than 110% of the Fair Market Value of the Stock on the date such Incentive Stock Option is granted.

                           ii) Option Term. The term of each Stock Option shall be fixed by the Committee, but no Stock Option shall be exercisable more than ten years after the date such Stock Option is granted; provided, however, that if an employee owns or is deemed to own (by reason of the attribution rules of Section 424(d) of the Code) more than 10% of the combined voting power of all classes of stock of the Company or any Parent
                           Corporation or Subsidiary and an Incentive Stock Option is granted to such employee, the term of such Incentive Stock Option (to the extent required by the Code at the time of grant) shall be no more than five years from the date of grant.

                  (c) Exercisability. Stock Options shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Committee at or after grant; provided, however, that, except as provided herein or unless otherwise determined by the Committee at or after grant, Stock Options shall be exercisable one year following the date of grant of the option. If the Committee provides, in its discretion, that any Stock Option is exercisable only in installments, the Committee may waive such installment exercise provisions at any time in whole or in part based on such factors as the Committee may determine in its sole discretion.

                  (d) Method of Exercise. Subject to Section 5(c) above, Stock Options may be exercised in whole or in part at any time during the option period, by giving written notice of exercise to the Company specifying the number of shares to be purchased, accompanied by payment in full of the purchase price in cash or its equivalent, as determined by the Committee. As determined by the Committee, in its sole discretion, payment in whole or in part may also be made (i) in the form of unrestricted Stock already owned by the optionee, or, in the case of the exercise of a Non-Qualified Stock Option, Restricted Stock subject to an Award hereunder (based, in each case, on the Fair Market Value of the Stock on the date the option is exercised), (ii) by cancellation of any indebtedness owed by the Company to the optionee, (iii) by a full recourse promissory note executed by the optionee, or (iv) by any combination of the foregoing; provided, however, that in the case of an Incentive Stock Option, the right to make payment in the form of already owned shares may be authorized only at the time of grant. An optionee shall generally have the rights to dividends and other rights of a stockholder with respect to shares subject to the option only after the optionee has given written notice of exercise, has paid in full for such shares, and, if requested, has given the representation described in paragraph (a) of Section 11.

                  (e) The Committee may require the voluntary surrender of all or a portion of any Stock Option granted under the Plan as a condition precedent to a grant of a new Stock Option. Subject to the provisions of the Plan, such new Stock Option shall be exercisable at the price, during such period and on such other terms and conditions as are specified by the Committee at the time the new Stock Option is granted; provided, however, should the Committee so require, the number of shares subject to such new Stock Option shall not be greater than the number of shares subject to the surrendered Stock Option. Upon their surrender, the Stock Options shall be canceled and the shares previously subject to such canceled Stock Options shall again be available for the grants of Stock Options and other Awards hereunder.

                  (f) Loans. The Company may make loans available to Stock Option holders as the Committee, in its discretion, may determine in connection with the exercise of outstanding options granted under the Plan. Such loans shall (i) be evidenced by promissory notes entered into by the holders in favor of the Company, (ii) be subject to the terms and conditions set forth in this
Section 5(f) and such other terms and conditions, not inconsistent with the Plan, as the Committee shall determine, (iii) bear interest, if any, at such rate as the Committee shall determine and (iv) be subject to Board approval. In no event may the principal amount of any such loan exceed the sum of (x) the exercise price less the par value of the shares of Stock covered by the option, or portion thereof, exercised by the holder and (y) any Federal, state, local income tax attributable to such exercise. The initial term of the loan, the schedule of payments of principal and interest under the loan, the extent to which the loan is to be with or without recourse against the holder with respect to principal or interest and the conditions upon which the loan will become payable in the event of the holder's termination of employment shall be determined by the Committee; provided, however, that the term of the loan, including extensions, shall not exceed seven years. Unless the Committee determines otherwise, when a loan shall have been made, shares of Common Stock having a Fair Market Value at least equal to the principal amount of the loan shall be pledged by the holder to the Company as security for payment of the unpaid balance of the loan, and such pledge shall be evidenced by a pledge agreement, the terms of which shall be determined by the Committee, in its discretion; provided, however, that each loan shall comply with all applicable laws, regulations and rules of the Board of Governors of the Federal Reserve System and any other governmental agency having jurisdiction.

                  (g) Non-transferability of Options. No Stock Options shall be transferable by the optionee otherwise than by will or by the laws of descent and distribution, and all Stock Options shall be exercisable, during the optionee's lifetime, only by the optionee.[6]

[6] The deletion of the last sentence of Section 5(g)was approved by the Board of Directors on March 24, 1998.

                  (h) Termination by Death. If an optionee's employment with the Company and any Subsidiary terminates by reason of death, the Stock Option may thereafter be immediately exercised, to the extent then exercisable (or on such accelerated basis as the Committee shall determine at or after grant), by the legal representative of the estate or by the legatee of the optionee under the will of the optionee, for a period of twelve months (or such shorter period as the Committee shall specify at grant) from the date of such death or until the expiration of the stated term of such Stock Option, whichever period is shorter.

                  (i) Termination by Reason of Disability. If an optionee's employment with the Company, any Subsidiary, IFC or the Manager terminates by reason of Disability, any Stock Option held by such optionee may thereafter be exercised, to the extent it was exercisable at the time of such termination (or on such accelerated basis as the Committee shall determine at the time of grant), for a period of twelve months (or such shorter period as the Committee shall specify at grant) from the date of such termination of employment or until the expiration of the stated term of such Stock Option, whichever period is shorter; provided, however, that, if the optionee dies within such twelve-month period (or such shorter period as the Committee shall specify at grant) and prior to the expiration of the stated term of such Stock Option, any unexercised Stock Option held by such optionee shall thereafter be exercisable to the extent to which it was exercisable at the time of death for a period of twelve months (or such shorter period as the Committee shall specify at grant) from the time of death or until the expiration of the stated term of such Stock Option, whichever period is shorter. In the event of a termination of employment by reason of Disability, if an Incentive Stock Option is exercised after the expiration of the exercise periods that apply for purposes of Section 422 of the Code, such Stock Option will thereafter be treated as a Non-Qualified Stock Option.

                  (j) Other Termination. Except as otherwise provided in this paragraph or otherwise determined by the Committee, if an optionee's employment with the Company, any Subsidiary, IFC or the Manager terminates for any reason other than death or Disability, the Stock Option may be exercised until the earlier to occur of (A) three months from the date of such termination or (B) the expiration of such Stock Option's term.

                  (k) Annual Limit on Incentive Stock Options. To the extent that the aggregate Fair Market Value (determined as of the date the Incentive Stock Option is granted) of the shares of Stock with respect to which Incentive Stock Options granted under this Plan and all other option plans of the Company, its Parent Corporation and any Subsidiary become exercisable for the first time by an optionee during any calendar year exceed $100,000, such options shall be treated as Non-Qualified Stock Options.

                  (l) Annual Limit on Stock Options. More than one Stock Option may be granted to an Eligible Employee during any fiscal year of the Company, but the aggregate number of shares of Stock underlying Stock Options granted to any Eligible Employee during any such fiscal year shall not exceed fifty percent (50%) of the shares of Stock reserved for issuance under the Plan pursuant to
Section 3 of the Plan.

Section 6.  Stock Appreciation Rights.

                  (a) Grant and Exercise. Stock Appreciation Rights may be granted to Eligible Employees either alone ("Free Standing Rights") or in conjunction with all or part of any Stock Option granted under the Plan ("Related Rights"). In the case of a Non-Qualified Stock Option, Related Rights may be granted either at or after the time of the grant of such Stock Option. In the case of an Incentive Stock Option, Related Rights may be granted only at the time of the grant of the Incentive Stock Option.

                  A Related Right or applicable portion thereof granted with respect to a given Stock Option shall terminate and no longer be exercisable upon the termination or exercise of the related Stock Option, except that, unless otherwise provided by the Committee at the time of grant, a Related Right granted with respect to less than the full number of shares covered by a related Stock Option shall only be reduced if and to the extent that the number of shares covered by the exercise or termination of the related Stock Option exceeds the number of shares not covered by the Stock Appreciation Right.

                  A Related Right may be exercised by an optionee, in accordance with paragraph (b) of this Section 6, by surrendering the applicable portion of the related Stock Option. Upon such exercise and surrender, the optionee shall be entitled to receive an amount determined in the manner prescribed in paragraph (b) of this Section 6. Stock Options which have been so surrendered, in whole or in part, shall no longer be exercisable to the extent the Related Rights have been exercised.

                  (b) Terms and Conditions. Stock Appreciation Rights shall be subject to such terms and conditions, not inconsistent with the provisions of the Plan, as shall be determined from time to time by the Committee, including the following;

                           i) Stock Appreciation Rights that are Related Rights ("Related Stock Appreciation Rights") shall be exercisable only at such time or times and to the extent that the Stock Options to which they relate shall be exercisable in accordance with the provisions of Section 5 and this Section 6 of the Plan; provided, however, that any Related Stock Appreciation Right shall not be exercisable during the first six months of the term of the Related Stock Appreciation Right, except that this additional limitation shall not apply in the event of death or Disability of the optionee prior to the expiration of the six-month period.

                           ii) Upon the exercise of a Related Stock Appreciation Right, an optionee shall be entitled to receive up to, but not more than, an amount in cash or that number of shares of Stock (or in some combination of cash and shares of Stock) equal in value to the excess of the Fair Market Value of one share of Stock over the option price per share specified in the related Stock Option multiplied by the number of shares in respect of which the Related Stock Appreciation Right shall have been exercised, with the Committee having the right to determine the form of payment.

                  (c) Related Stock Appreciation Rights shall be transferable only when and to the extent that the underlying Stock Option would be transferable under paragraph (g) of Section 5 of the Plan.

                  (d) Upon the exercise of a Related Stock Appreciation Right, the Stock Option or part thereof to which such Related Stock Appreciation Right is related shall be deemed to have been exercised for the purpose of the limitation set forth in Section 3 of the Plan on the number of shares of Stock to be issued under the Plan, but only to the extent of the number of shares issued under the Related Stock Appreciation Right.

                  (e) A Related Stock Appreciation Right granted in connection with an Incentive Stock Option may be exercised only if and when the market price of the stock subject to an Incentive Stock Option exceeds the exercise price of such Stock Option.

                  (f) Stock Appreciation Rights that are Free Standing Rights ("Free Standing Stock Appreciation Rights") shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Committee at or after grant; provided, however, that Free Standing Stock Appreciation Rights shall not be exercisable during the first six months of the term of the Free Standing Stock Appreciation Right, except that this limitation shall not apply in the event of death or Disability of the recipient of the Free Standing Stock Appreciation Right prior to the expiration of the six-month period.

                  (g) The term of each Free Standing Stock Appreciation Right shall be fixed by the Committee, but no Free Standing Stock Appreciation Right shall be exercisable more than ten years after the date such right is granted.

                  (h) Upon the exercise of a Free Standing Stock Appreciation Right, a recipient shall be entitled to receive up to, but not more than, an amount in cash or that number of shares of Stock (or any combination of cash or shares of Stock) equal in value to the excess of the Fair Market Value of one share of Stock over the price per share specified in the Free Standing Stock Appreciation Right (which shall be no less than 100% of the Fair Market Value of the Stock on the date of grant) multiplied by the number of shares in respect to which the right is being exercised, with the Committee having the right to determine the form of payment.

                  (i) No Free Standing Stock Appreciation Right shall be transferable by the recipient otherwise than by will or by the laws of descent and distribution, and all such rights shall be exercisable, during the recipient's lifetime, only by the recipient.

                  (j) In the event of the termination of an employee who has received Free Standing Stock Appreciation Rights, such rights shall be exercisable to the same extent that a Stock Option would have been exercisable in the event of the termination of the optionee.

Section 7. Deferred Stock and Restricted Stock.

                  (a) General. Deferred Stock and Restricted Stock awards may be issued to Eligible Employees either alone or in addition to other Awards granted under the Plan. The Committee shall determine to whom, and the time or times at which, grants of Deferred Stock or Restricted Stock awards will be made; the number of shares to be awarded; the price, if any, to be paid by the recipient of Deferred Stock or Restricted Stock awards; the Restricted Period (as defined in paragraph (c) hereof) applicable to Deferred Stock or Restricted Stock awards; the performance objective applicable to Deferred Stock or Restricted Stock awards; the date or dates on which restrictions applicable to such Deferred Stock or Restricted Stock awards shall lapse during such Restricted Period; and all other conditions of the Deferred Stock or Restricted Stock awards. The Committee may also condition the grant of Deferred Stock or Restricted Stock awards upon the exercise of Stock Options, or upon such other criteria as the Committee may determine, in its sole discretion. The provisions of Deferred Stock or Restricted Stock awards need not be the same with respect to each recipient.

                  (b) Awards and Certificates. The prospective recipient of a Deferred Stock or Restricted Stock award shall not have any rights with respect to such Award, unless and until such recipient has executed an agreement evidencing the Award (an "Award Agreement") and has delivered a fully executed copy thereof to the Company, within a period of sixty days (or such other period as the Committee may specify after the Award date).

                  Each Participant who is awarded Restricted Stock shall be issued a stock certificate in respect of such shares of Restricted Stock; and such certificate shall be registered in the name of the Participant, and shall bear an appropriate legend referring to the terms, conditions, and restrictions applicable to such Award, substantially in the following form:

         The shares of stock represented by this certificate are subject to restrictions and limitations on transferability contained in the Impac Mortgage Holdings, Inc. 1995 Stock Option, Deferred Stock and Restricted Stock Plan (the "Plan") and a Restricted Stock Award Agreement (the "Agreement") entered into between the registered owner of the shares of stock represented by this certificate and Impac Mortgage Holdings, Inc., a Maryland corporation (the "Company"). Copies of the Plan and the Agreement will be furnished by the Company to any holder of this certificate upon request and without charge.

                  The Company shall require that the stock certificates evidencing such shares be held in the custody of the Company until the restrictions thereon shall have lapsed, and that, as a condition of any Restricted Stock award, the Participant shall have delivered a stock power, endorsed in blank, relating to the Stock covered by such Award.

                  With respect to Deferred Stock awards, at the expiration of the Restricted Period, stock certificates in respect of such shares of Deferred Stock shall be delivered to the Participant, or his legal representative, in a number equal to the shares of Stock covered by the Deferred Stock award.

                  (c)  Restriction   and  Conditions.   The  Deferred  Stock  or
Restricted Stock awards granted pursuant to this Section 7 shall be subject to the following restrictions and conditions:

                           (i)      Subject  to the  provisions  of the  Plan
and the Deferred Stock or Restricted Stock Award Agreements, during such period as may be set by the Committee commencing on the grant date (the "Restricted Period"), the Participant shall not be permitted to sell, transfer, pledge or assign shares of Deferred Stock awarded under the Plan. Within these limits, the Committee may, in its sole discretion, provide for the lapse of such restrictions in installments and may accelerate or waive such restrictions in whole or in part based on such factors and such circumstances as the Committee may determine, in its sole discretion, including, but not limited to, the attainment of certain performance related goals, the Participant's termination, death or Disability or the occurrence of a "Change of Control" as defined in
Section 10 below.

                           (ii)     With  respect to  Deferred  Stock  awards,
the Participant shall generally not have the rights of a stockholder of the Company, including the right to vote the shares during the Restricted Period; provided, however, that dividends declared during the Restricted Period with respect to the number of shares covered by a Deferred Stock award shall be paid to the Participant. Certificates for shares of unrestricted Stock shall be delivered to the Participant promptly after, and only after, the Restricted Period shall expire without forfeiture in respect of such shares of Deferred Stock, except as the Committee shall otherwise determine. With respect to the shares of Restricted Stock, except as provided in paragraph (b) of this Section 7, the Participant shall have all of the rights of a stockholder of the Company, including the right to vote the shares, and the right to receive any dividends thereon during the Restricted Period.

                           (iii) Subject to the  provisions of the Deferred
Stock or Restricted Stock Award Agreement and this Section 7, upon termination of employment for any reason during the Restricted Period, all shares still subject to restriction shall be forfeited by the Participant, and the Participant shall only receive the amount, if any, paid by the Participant for such Deferred Stock or Restricted Stock, plus simple interest at 8% per year.

Section 8. Amendment and Termination.

                  (a) The Board may amend, alter or discontinue the Plan, but no amendment, alteration, or discontinuation shall be made that would impair the rights of the Participant under any Award theretofore granted without such Participant's consent, or that without the approval of the stockholders (as described below) would:

                  (i) except as provided in Section 3, increase the total number of shares of Stock reserved for the purpose of the Plan;

                  (ii) except as provided in this Plan, decrease the option price of any Stock Option to less than 100% of the Fair Market Value on the date of the grant of the option;

                  (iii) materially change the employees or class of employees eligible to participate in the Plan;

                  (iv) materially increase the benefits accruing to Participants under the Plan; or

                  (v) extend the maximum option period under paragraph (b) of Section 5 of the Plan.

                  (b) The Committee may amend the terms of any Award theretofore granted, prospectively or retroactively, but, subject to Section 3 above, no such amendment shall impair the rights of any holder without his or her consent.

Section 9.  Unfunded Status of Plan.

                  The Plan is intended to constitute an "unfunded" plan for incentive compensation. With respect to any payments not yet made to a Participant or optionee by the Company, nothing contained herein shall give any such Participant or optionee any rights that are greater than those of a general creditor of the Company.

Section 10.  Change of Control.

                  The following acceleration and valuation provisions shall apply in the event of a "Change of Control", as defined in paragraph (b) of this
Section 10:

                  (a) in the event of a "Change of Control," unless otherwise determined by the Committee or the Board in writing at or after grant (including under any individual agreement), but prior to the occurrence of such Change of Control;

                           (i)      any Stock  Appreciation  Rights outstanding
for at least six months and any Stock Options awarded under the Plan not previously exercisable and vested shall become fully exercisable and vested;

                           (ii)     the  restrictions  applicable  to any
Restricted Stock or Deferred Stock awards under the Plan shall lapse, and such shares and Awards shall be deemed fully vested;

                           (iii) any  indebtedness  incurred  pursuant  to
Section 5(f) above shall be forgiven and the collateral pledged in connection with any such loan shall be released; and

                           (iv)     the  value  of  all   outstanding   Stock
Options, Stock Appreciation Rights, Limited Stock Appreciation Rights, Restricted Stock and Deferred Stock awards shall, to the extent determined by the Committee at or after grant, be cashed out on the basis of the "Change of Control Price" (as defined in paragraph (c) of this Section 10) as of the date the Change of Control occurs or such other date as the Committee may determine prior to the Change of Control.

                  (b) For purposes of paragraph (a) of this Section 10, a "Change of Control" shall be deemed to have occurred if;

                           (i)      Any  "person"  (as such term is used in
Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act") (other than the Company; any trustee or other fiduciary holding securities under an employee benefit plan of the Company; or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the Stock of the Company) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such Person or any securities acquired directly from the Company or its affiliates) representing 30% or more of the combined voting power of the Company's then outstanding securities; or

                           (ii)     during any period of two  consecutive  years
(not including any period prior to the Effective Date), individuals who at the beginning of such period constitute the Board, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (i), (iii) or (iv) of this
Section 10(b)) whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof; or

                           (iii)  the   stockholders   of  the  Company
approve a merger or consolidation of the Company with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company, at least 75% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person acquires more than 50% of the combined voting power of the Company's then outstanding securities; or

                           (iv)     the  stockholders  of the Company approve a
plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

                  (c) For purposes of this Section 10, "Change of Control Price"
means the higher of (i) the highest price per share paid or offered in any transaction related to a Change of Control of the Company or (ii) the highest price per share paid in any transaction reported on the exchange or national market system on which the Stock is listed, at any time during the preceding sixty day period as determined by the Committee, except that, in the case of Incentive Stock Options and Stock Appreciation Rights or Limited Stock Appreciation Rights relating to Incentive Stock Options, such price shall be based only on transactions reported for the date on which the Committee decides to cash out such options.

Section 11. General Provisions.

                  (a) The Committee may require each person (including the Manager) purchasing shares pursuant to a Stock Option to represent to and agree with the Company in writing that such person is acquiring the shares without a view to distribution thereof. The certificates for such shares may include any legend which the Committee deems appropriate to reflect any restrictions on transfer.

                  All certificates for shares of Stock delivered under the Plan shall be subject to such stock-transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations, and other requirements of the Securities and Exchange Commissions, any stock exchange upon which the Stock is then listed, and any applicable Federal or state securities law, and the Committee may cause a legend or legends to be placed on any such certificates to make appropriate reference to such restrictions.

                  (b) Nothing contained in the Plan shall prevent the Board from adopting other or additional compensation arrangements, subject to stockholder approval if such approval is required; and such arrangements may be either generally applicable or applicable only in specific cases. The adoption of the Plan shall not confer upon any employee of the Company or any Subsidiary any right to continued employment with the Company or a Subsidiary, as the case may be, nor shall it interfere in any way with the right of the Company or a Subsidiary to terminate the employment of any of its employees at any time.

                  (c) Each Participant shall, no later than the date as of which the value of an Award first becomes includable in the gross income of the Participant for Federal income tax purposes, pay to the Company, or make arrangements satisfactory to the Committee regarding payment of, any Federal, state, or local taxes of any kind required by law to be withheld with respect to the Award. The obligations of the Company under the Plan shall be conditional on such payment or arrangements, and the Company (and, where applicable, its Subsidiaries) shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the Participant.

                  (d) No member of the Board or the Committee, nor any officer or employee of the Company acting on behalf of the Board or the Committee, shall be personally liable for any action, determination, or interpretation taken or made in good faith with respect to the Plan, and all members of the Board or the Committee and each and any officer or employee of the Company acting on their behalf shall, to the extent permitted by law, be fully indemnified and protected by the Company in respect of any such action, determination or interpretation.

Section 12.  Specific Performance.

                  The Stock Options granted under this Plan and the Shares issued pursuant to the exercise of such Stock Options cannot be readily purchased or sold in the open market, and, for that reason among others, the Company and its stockholders will be irreparably damaged in the event that this Plan is not specifically enforced. In the event of any controversy concerning the right or obligation to purchase or sell any such Option or Optioned Stock, such right or obligation shall be enforceable in a court of equity by a decree of a specific performance. Such remedy shall, however, be cumulative and not exclusive, and shall be in addition to any other remedy which the parties may have.

Section 13.  Invalid Provision.

                  In the event that any provision of this Plan is found to be invalid or otherwise unenforceable under any applicable law, such invalidity or unenforceability shall not be construed as rendering any other provisions contained herein invalid or unenforceable, and all such other provisions shall be given full force and effect to the same extent as though the invalid unenforceable provision was not contained herein.

Section 14.  Applicable Law.

                  This Plan shall be governed by and construed in accordance with the laws of the State of Maryland.

Section 15.  Successors and Assigns.

                  This Plan shall be binding on and inure to the benefit of the Company and the employees to whom an Option is granted hereunder, and such employees' heirs, executors, administrators, legatees, personal representatives, assignees and transferees.

Section 16.  Effective Date of Plan.

                  The Plan became effective (the "Effective Date") on August 31, 1995.

Section 17.  Term of Plan.

                  No Stock Option, Stock Appreciation Right, Deferred Stock or Restricted Stock award shall be granted pursuant to the Plan on or after the tenth anniversary of the Effective Date, but Awards theretofore granted may extend beyond that date.

         IN WITNESS WHEREOF, pursuant to the due authorization and adoption of this plan by the Board on the day and year first above written, the Company has caused this Plan to be duly executed by its duly authorized officers.


                                            IMPAC MORTGAGE HOLDINGS, INC.



                                            By:   /s/ Joseph R. Tomkinson
                                               Joseph R. Tomkinson,
                                               Chief Executive Officer


             1 Approved by the Board of Directors on March 24, 1998.


             2 The amendment to this Article XIV of the Bylaws was approved by stockholder vote on January 27, 1998.


         3 On March 24, 1998,  the Board of  Directors  approved the deletion of
Section 1(b)(4) in its entirety and replaced it with the above.


         4 On March 24, 1998,  the Board of  Directors  approved the deletion of
Section 2(a) in its entirety and replaced it with the above.


         5 Reflects 3-for-2 Common Stock split effective November 24, 1997.


         6 The deletion of the last sentence of Section 5(g)was approved by the Board of Directors on March 24, 1998.