Form 10-K/A
period 1997-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 1998-06-05
CIK 1000298

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                  FORM 10-K/A

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
   OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO      .

                        COMMISSION FILE NUMBER: 0-19861

                         IMPAC MORTGAGE HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                            33-0675505
 (STATE OR OTHER JURISDICTION OFINCORPORATION
               OR ORGANIZATION)
                                           (I.R.S. EMPLOYERIDENTIFICATION NO.)

             20371 IRVINE AVENUE                          92707
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

                                   PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS WITH THE MANAGER

  The Company entered into the Management Agreement with ICAI, the Manager, effective on November 20, 1995, for an initial term that expired on January 31, 1997 which the Company renewed for an additional five year term. (See "-- Management Fees"). Effective December 19, 1997, the Company terminated its Management Agreement with the Manager. The termination fee was paid with 2,009,310 shares of the Company's Common Stock representing a value of $35.0 million in addition to other assets comprising the balance. See "--Termination of Management Agreement."

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

  Prior to January 31, 1997, as incentive compensation (the "Incentive Payment"), the Manager was entitled to receive for each fiscal quarter, an amount equal to 25% of the net income of the Company, before deduction of such incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to the daily average Ten Year U.S. Treasury Rate plus 2%. The term "Return on Equity" was calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Net Worth for the quarter. For such calculations, the "Net Income" of the Company means the income of the Company determined in accordance with GAAP before the Manager's incentive compensation, the deduction for dividends paid and any net operating loss deductions arising from losses in prior periods. A deduction for all of the Company's interest expenses for borrowed money was also taken in calculating Net Income. "Average Net Worth" for any period means the arithmetic average of the sum of the gross proceeds from any offering of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offering, plus the Company's retained earnings (without taking into account any losses incurred in prior periods) computed by taking the daily average of such values during such period. The definition "Return on Equity" was only for purposes of calculating the incentive compensation payable, and was not related to the actual distributions received by stockholders. The 25% Incentive Payment to the Manager was calculated quarterly in arrears before any income distributions were made to stockholders for the corresponding period. For the years ended December 31, 1997, 1996 and the Interim Period, the Manager earned $2.3 million, $1.3 million, and none, respectively, for the Manager's Incentive Payment.

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

 The Contribution Transaction

  On November 20, 1995, ICII contributed to IFC certain of the operating assets and certain customer lists of ICII's mortgage conduit operations including all of ICII's mortgage conduit operations' commitments to purchase mortgage loans subject to rate locks from correspondents (having a principal balance of $44.3 million at November 20, 1995), in exchange for shares representing 100% of the common stock and 100% of the outstanding non-voting preferred stock of IFC. Simultaneously, on November 20, 1995, in exchange for 500,000 shares of Common Stock, ICII (1) contributed to IMH all of the outstanding non-voting preferred stock of IFC, which represents 99% of the economic interest in IFC, (2) caused SPB to contribute to IMH certain of the operating assets and certain customer lists of SPB's warehouse lending division, and (3) executed the Non-Compete Agreement and the Right of First Refusal Agreement, each having a term of two years from November 20, 1995. Of the 500,000 shares issued pursuant to the Contribution Transaction, 450,000 shares were issued to ICII and 50,000 shares were issued to SPB. Such shares have subsequently been sold by ICII and SPB. All of the outstanding shares of common stock of IFC were retained by ICII (the shares of Common Stock of IFC have subsequently been transferred to Messrs. Tomkinson, Ashmore and Johnson). Lastly, IMH contributed all of the aforementioned operating assets of SPB's warehouse lending operations contributed to it by SPB to IWLG in exchange for shares representing 100% of the common stock of IWLG thereby forming it as a wholly owned subsidiary. At November 20, 1995, the net tangible book value of the assets contributed pursuant to the Contribution Transaction was $525,000. ICII and SPB retained all other assets and liabilities related to the contributed operation, which at November 20, 1995 consisted mostly of $11.7 million of MSRs, $22.4 million of finance receivables and $26.6 million in advances made by ICII and SPB to fund mortgage conduit loan acquisitions and to fund finance receivables, respectively.

  Pursuant to the Non-Compete Agreement, ICII and any entity of which ICII owned more than 25% of the voting securities (a 25% entity) could not compete with the Company's Warehouse Lending Operationsand could not establish a network of third party correspondent loan originators or another end-investor in non-conforming mortgage loans. This agreement expired on November 20, 1997.

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

  Under the Tax Agreement, ICII has agreed to indemnify and hold IMH harmless from any tax liability attributable to periods ending on or before November 20, 1995, in excess of such taxes as IMH has already paid or provided for. For periods ending after November 20, 1995, IMH will pay its tax liability directly to the appropriate taxing authorities. To the extent (1) there are audit adjustments that result in a tax detriment to IMH or (2) IMH incurs losses that are carried back to an earlier year and any such adjustment described in (1) or loss described in (2) results in a tax benefit to ICII or its affiliates, then ICII will pay to IMH an amount equal to the tax benefit as that benefit is realized. ICII agrees to indemnify IMH for any liability associated with the contribution of the preferred stock of IFC and certain operational assets of SPB's warehouse lending division or any liability arising out of the filing of a federal consolidated return by ICII or any return filed with any state or local counterpart liability. To the extent there are audit adjustments that result in any tax detriment to ICII or any of its affiliates with respect to any period ending on or before November 20, 1995, as a result thereof, IMH for any taxable period after November 20, 1995 realizes a tax benefit, then IMH shall pay to ICII the amount of such benefit at such time or times as IMH actually realizes such benefit.

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

ARRANGEMENTS WITH ICH

  In February 1997, the Company incorporated ICH, a specialty commercial property finance company which will elect to be taxed as a REIT. ICH purchases, sells and securitizes commercial mortgage loans and invests in such mortgage loans and securities backed by such loans. In connection with the organization of ICH and its initial public offering in August 1997, the Company capitalized ICH with $15.0 million and as of December 31, 1997 held 719,789 shares of ICH common stock representing 9.8% of the outstanding shares of common stock, from which it expects to receive dividend income, and 674,211 shares of ICH's non-voting Class A Common Stock, which are convertible into an equivalent amount of shares of common stock.

  Many of the affiliates of IMH, RAI and IFC have interlocking executive positions and share common ownership. Joseph R. Tomkinson, IMH's Chairman of the Board and Chief Executive Officer and IFC's Chief Executive Officer and a Director, is the Chief Executive Officer and Chairman of the Board of ICH, a one-third owner of RAI, an owner of one-third of the common stock of IFC, and an owner of 25% of the common stock of ICCC. William S. Ashmore, IMH's President, Chief Operating Officer, and a Director and IFC's President and a Director, is the President and Chief Operating Officer of ICH, a one-third owner of RAI, an owner of one-third of the common stock of IFC, and an owner of 25% of the common stock of ICCC. Richard J. Johnson, IMH's Executive Vice President, Chief Financial Officer, Treasurer and Secretary, and a Senior Vice President, Chief Financial, Officer Secretary and Director of IFC, is Executive Vice President, Chief Financial Officer, Treasurer and Secretary of ICH, a one-third owner of RAI, an owner of one-third of the common stock of IFC, and an owner of 25% of the common stock of ICCC. Mary C. Glass-Schannault, IMH's and IFC's Senior Vice President, is a Senior Vice President of ICH and ICCC. Each of James Walsh, Frank P. Filipps and Stephan R. Peers, Directors of IMH, are Directors of ICH. Messrs. Tomkinson, Ashmore, Johnson and Ms. Glass-Schannault and Messrs. Snaveley, Walsh, Filipps and Peers hold 76,800, 76,800, 62,400 and 12,000 and 12,000 shares of the common stock of
ICH. Messrs. Tomkinson, Ashmore and Johnson and Ms. Glass-Schannault also hold options to purchase 10,000 shares of ICH common stock with related dividend equivalent rights, and Messrs. Walsh, Filipps and Peers hold options to purchase 10,000 shares of common stock. In addition, as owners of all of the outstanding shares of voting stock of IFC, Messrs. Tomkinson, Ashmore, and Johnson, have the right to elect all directors of IFC and the ability to control the outcome of all matters for which the consent of the holders of the common stock of IFC is required. Ownership of 100% of the common stock of IFC entitles the owners thereof to an aggregate of 1% of the economic interest in IFC. Messrs. Tomkinson, Ashmore and Johnson received their shares of IFC from ICII.

  The oversight of the day-to-day operations of ICH is conducted by RAI pursuant to a Management Agreement (the "RAI Management Agreement") entered into in August 1997. The officers of RAI, Joseph R. Tomkinson, William S. Ashmore, Richard J. Johnson and Mary C. Glass-Schannault, are also officers of IMH and IFC. RAI is owned one-third by Joseph R. Tomkinson, IMH's and ICH's Chairman of the Board and Chief Executive Officer, one-third by William S. Ashmore, IMH's and ICH's President and Chief Operating Officer and a Director of IMH, and one-third by Richard J. Johnson, IMH's and ICH's Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

  Each Messrs. Tomkinson, Ashmore and Johnson and Mrs. Glass-Schannault has modified his or her employment agreement with IFC to allow him or her to become an officer of RAI (and of ICH and ICCC).

However, such officers are expected to devote the majority of their time and effort towards the management and operations of IMH and IFC. RAI has agreed to cause each of its officers to devote as much of his or her time to the operations of ICH as is necessary. ICH reimburses RAI, who reimburses IFC, on a dollar for dollar basis (including the service charge referenced below), for the actual cost of providing the services of its officers to ICH based upon the compensation payable to them by IFC, plus a 15% service charge. See "Item
11. Executive Compensation." ICH reimburses RAI for expenses incurred by RAI, plus a service charge of 15% on all expenses owed by RAI to IFC for costs and services under any submanagement agreement between IFC, and RAI pays all such third parties on a dollar for dollar basis for the aforementioned amounts received by it from ICH; no such 15% service charge is paid to third party service providers other than IFC. For the first three years of the RAI Management Agreement, there is a minimum amount of $500,000 (including the 15% service charge) payable by ICH in connection with services provided and expenses incurred by RAI and payable by RAI to IFC. After the third year, ICH is only responsible for reimbursing expenses and services provided, with the 15% service charge for amounts due to IFC. Should the operations of ICH and ICCC and those of the Company require immediate attention or action by RAI or any of its officers, there can be no assurance that the officers of RAI will be able to properly allocate sufficient time to the operations of the Company. The failure or inability of the Company's officers and directors to provide the services required of them under their respective employment agreements or any other agreements or arrangements with the Company would have a material adverse effect on the Company's business.

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

 Right of First Refusal Agreement

  It is anticipated that RAI will act as the manager for other REITs, some of which may have been or will be affiliated with the Company, ICH, or their respective conduit operations (an "Affiliated REIT"). In such event, any Affiliated REIT utilizing RAI as its manager may be in competition with the Company. In August 1997, RAI, ICH, ICCC, IMH and IFC entered into a ten-year right of first refusal agreement (the "Right of First Refusal Agreement"). It is expected that any Affiliated REIT utilizing RAI as its manager will become a party to the Right of First Refusal Agreement, but such event is outside the control of the Company and there can be no assurance that any or all Affiliated REITs will actually become parties to the Right of First Refusal Agreement. Pursuant to this Agreement, RAI has agreed that any mortgage loan or mortgage-backed security investment opportunity (an "Investment Opportunity") which is offered to it on behalf of either the Company, ICH or any Affiliated REIT will first be offered to that entity (the "Principal Party") whose initial primary business as described in its initial public offering documentation (the "Initial Primary Business") most closely aligns with such Investment Opportunity. In addition, both IMH and IFC on the one hand, and ICH and ICCC on the other, agree that any Investment Opportunity offered to either of them which falls outside the scope of its Initial Primary Business should be offered to the Principal Party. Should the Principal Party decline to take advantage of an Investment Opportunity offered to RAI, RAI will make an independent evaluation of which REIT's business is more greatly enhanced by such Investment Opportunity. Should all of said REIT's decline to take advantage of an Investment Opportunity offered to a REIT which is a party to the Right of First Refusal Agreement, said REIT shall then be free to pursue the Investment Opportunity. In such an event there can be no assurance that the Company will be able to take advantage of any such Investment Opportunity or that any competitive activity of ICH or any Affiliated REIT will not adversely affect the Company's operations. In addition, the Company may become further prejudiced by the Right of First Refusal Agreement to the extent that the Company desires to pursue or pursues a business outside its Initial Primary Business.

  After the termination of the Non-Compete Agreement, and subject to the Right of First Refusal Agreement, IMH, as a mortgage REIT, and IFC may compete with the operations of ICH.

 Submanagement Agreement

  IFC entered into a submanagement agreement with RAI under which IMH and IFC provide various services to ICH as RAI deems necessary, including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable, plus a 15% service charge. IFC charges ICH and ICCC for these services based upon usage which management believes is reasonable. Total cost allocations IFC charged to ICH and ICCC for the year ended December 31, 1997 were $525,174 and $456,122, respectively.

 Credit Arrangements

  IMH maintains an uncommitted warehouse financing facility with an interest rate indexed to the prime rate with ICCC of which $8.5 million was outstanding on the warehouse line at December 31, 1997. The largest aggregate balance outstanding during the year ended December 31, 1997 was $8.5 million. Interest income recorded by IMH related to warehouse financing due from ICCC for the year ended December 31, 1997 was $262,000.

  During 1997, IWLG maintained a warehouse financing facility with ICH, in part, to finance ICH's purchase of $17.5 million in commercial mortgages from IFC, until ICH obtained a warehouse financing facility with a third-party lender. The largest aggregate balance outstanding during the year ended December 31, 1997 was $16.7 million. IWLG recorded interest income on the amounts advanced to ICH at 6.3% per annum which totaled $453,000.

  In February 1997, IMH provided a loan to ICH in the amount of $900,000 in connection with the purchase of the $17.5 million in commercial mortgage loans referenced above. In March 1997, ICH repaid the $900,000 in other borrowings from IMH. Interest income recorded by IMH related to other borrowings was $53,000 for the year ended December 31, 1997.

  In August 1997, IMH entered into a revolving credit arrangement with ICH whereby IMH would advance to ICH up to a maximum amount of $15.0 million. The agreement expires on August 8, 1998. Advances under the revolving credit arrangement are evidenced by an unsecured promissory note and at an interest rate and maturity to be determined at the time of each advance (typically, prime plus 1%) with interest and principal paid monthly. During 1997, the largest aggregate amount outstanding under the credit arrangement was $15.0 million at an interest rate of 9.5%. As of December 31, 1997, the outstanding balance on the line of credit was $9.1 million. Interest income recorded by IMH related to such borrowings from ICH was approximately $55,000.

  In August 1997, ICH entered into a revolving credit arrangement with IMH whereby ICH agreed to advance to IMH up to a maximum amount of $15.0 million. The agreement expires on August 8, 1998. Advances under the revolving credit arrangement are at an interest rate and maturity to be determined at the time of each advance (typically, prime plus 1%) with interest and principal paid monthly. During 1997, the largest aggregate amount outstanding under the credit arrangement was $12.6 million at an interest rate of 9.5%. As of December 31, 1997, there were no amounts outstanding under the credit arrangement. Interest income recorded by ICH related to such advances to IMH was approximately $68,000.

  In October 1997, IFC entered into a revolving credit arrangement with ICH whereby ICH would advance to IFC up to a maximum amount of $15.0 million. Advances under the revolving credit arrangement were evidenced by an unsecured promissory note and at an interest rate and maturity determined at the time of each advance (typically, prime plus 1%) with interest and principal paid monthly. The largest aggregate balance outstanding under the revolving credit arrangement during the year ended December 31, 1997 was $2.0 million at an interest rate of 9.5%. The revolving credit arrangement expired in December 1997 and as of December 31, 1997 there were no amounts outstanding.

  On December 31, 1997, the Company financed its 50% interest, through its ownership in Dove, in a commercial office building located in Newport Beach, California with a loan for $5.2 million from ICCC of which $2.6 million represents IMH's portion. Terms of the loan are at 25-year amortization maturing in 10 years, an adjustable rate of 9.0% with current monthly principal and interest payments of $44,097 of which IMH pays $22,049. ICCC recorded loan fees of $70,085 on the loan. See "Item 2. Properties."

 Purchase of Mortgage Loans

  In February 1997, IFC sold $17.5 million in unpaid principal balance of mortgage loans to ICH. See "--Credit Arrangements" above for a discussion of borrowings in connection with the sale of loans to ICH.

 Sale of Residual Interests in Securitizations

  In March 1997, IFC sold a residual interest in securitization of $10.1 million to ICH at a carrying value which approximated fair value.

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

 Credit Arrangements

  IWLG maintains a warehouse financing facility with IFC. Advances under such warehouse facilities bear interest at rates indexed to prime. The largest aggregate balance outstanding during 1997 was $682.8 million at a rate of 8.5%. As of December 31, 1997, 1996 and 1995, finance receivables outstanding to IFC were $454.8 million, $327.4 million and $550.3 million, respectively. Interest income recorded by IWLG related to finance receivables due from IFC for the years ended December 31, 1997, 1996, and for the Interim Period was $33.4 million, $31.8 million and $1.3 million, respectively.

  In June 1997, IMH canceled debt in the amount of $9.0 million owed to IMH by IFC. Of the canceled amount, $8.91 million was contributed to IFC as a contribution to preferred stock and $90,000 was contributed on behalf of IFC's common shareholders, Messrs. Tomkinson, Ashmore, and Johnson, so as to maintain their 1% economic interest.

  As part of the Company's termination of its Management Agreement with ICAI, IMH purchased the equity in residual interests in securitizations from IFC for $9.0 million and simultaneously retired IFC's borrowings with IMH for the equity in residual interests in securitizations for $9.0 million. No gain or loss on the sale of residual interests in securitizations was recorded by IMH or IFC.

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

  In March 1997, IWLG extended a $5.0 million line of credit to WSI, a firm affiliated with James Walsh, a Director of the Company, which was increased to $7.5 million in November 1997. Advances under the line of credit bear interest at a rate determined at the time of each advance. During the year ended December 31, 1997, the largest aggregate balance outstanding to WSI was $5.9 million at an interest rate of 11.5%. As of December 31, 1997, WSI had an aggregate of $5.9 million outstanding under the WSI Credit Lines.

  In September 1996, IFC issued a $1.25 million secured residential first mortgage loan to H. Wayne Snavely, the Director of IMH at an interest rate of 8.0%. During 1997, the largest outstanding balance on the loan was $1.25 million. As of December 31, 1997, $1.24 million was outstanding at an interest rate of 8.0% per annum. The loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

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

 Purchase of Mortgage Loans

  During each of the years ended December 31, 1997 and 1996, the Company purchased adjustable rate first trust deed and fixed rate second trust deed residential mortgages having a principal balance of $839.5 million and $576.4 million, respectively, with premiums of $37.5 million and $15.2 million, respectively, from IFC. Servicing rights on all adjustable rate mortgages were retained by IFC, while servicing rights on all second trust deed mortgages were not originally acquired by IFC.

  In August 1997, IFC purchased $80.2 million of non-conforming residential mortgage loans from Greenwich pursuant to a mortgage loan purchase agreement. Greenwich previously purchased such loans from WSI. In December 1997, WSI repurchased $7.3 million of the loans that IFC originally purchased from Greenwich at a loss to the Company of $112,000. In connection with the repurchase, IWLG extended loans of approximately $5.1 million to WSI at rates ranging from prime plus 2% per annum to prime plus 4% per annum. Of the $5.1 million, 100% and 90% were financed on approximately $2.3 million and $3.1 million, respectively, of unpaid principal balance of mortgage loans repurchased by WSI. The largest aggregate principal balance outstanding during 1997 was $5.1 million. As of December 31, 1997, WSI had an aggregate of $5.1 million outstanding under the loans.

  IFC has entered into a forward commitment with WSI to purchase or broker approximately $500.0 million of certain mortgage loans until April 30, 1998. The premium at which IFC purchases the loans depends on whether the loans are resold or brokered by IFC. As of December 31, 1997, IFC has brokered approximately $20.0 million of mortgage loans for WSI.

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 5th day of June, 1998.

                                          IMPAC MORTGAGE HOLDINGS, INC.

                                          by /s/   Richard J. Johnson
                                              ---------------------------
                                                  Richard J. Johnson
                                                Executive Vice President,
                                                Chief Financial Officer
                                                  and Secretary

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                              TITLE                     DATE
             ---------                              -----                     ----
                *                    Chairman of the Board and            June 5, 1998
------------------------------------  Chief Executive Officer
        Joseph R. Tomkinson           (Principal Executive Officer)

        Richard J. Johnson           Chief Financial Officer (Principal
------------------------------------  Financial and Accounting Officer)   June 5, 1998
         Richard J. Johnson

                *                    Director                             June 5, 1998
------------------------------------
          H. Wayne Snavely

                *                    Director                             June 5, 1998
------------------------------------
            James Walsh

                *                    Director                             June 5, 1998
------------------------------------
          Frank P. Filipps

                *                    Director                             June 5, 1998
------------------------------------
          Stephan R. Peers

                *                    Director                             June 5, 1998
------------------------------------
         William S. Ashmore

     /s/ Richard J. Johnson
*By: __________________________
      Richard J. Johnson
       Attorney-in-Fact

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (C) EXHIBITS

 EXHIBIT
   NO.
 -------
 23.1    Consent of KPMG Peat Marwick LLP regarding the Registrant.
 23.2    Consent of KPMG Peat Marwick LLP regarding Impac Funding Corporation.
 24.     Power of Attorney.*

--------
 *   previously filed