Form 10-Q
period 1998-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 1998-08-14
CIK 1000298

                                             Securities and Exchange Commission
                                                  Washington, D.C. 20549

                                                        Form 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 1998

                                                            OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from _______________ to ______________


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

       Securities  registered  pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
        Title of each class                         which registered
---------------------------------------    -----------------------------------
    Common Stock $0.01 par value               American Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      On August 11, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $373.8 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of August 11, 1998 was 24,328,706.


                  Documents incorporated by reference: None



                                              IMPAC MORTGAGE HOLDINGS, INC.

                                             1998 FORM 10-Q QUARTERLY REPORT

                                                    TABLE OF CONTENTS



                                                PART I. FINANCIAL INFORMATION

  Item 1.  CONSOLIDATED FINANCIAL STATEMENTS - IMPAC MORTGAGE HOLDINGS, INC.                                        Page #

           Consolidated Balance Sheets, June 30, 1998 and December 31, 1997                                              3

           Consolidated Statements of Operations, Three and Six Months Ended June 30, 1998 and 1997                      4

           Consolidated Statements of Cash Flows, Six Months Ended June 30, 1998 and 1997                                5

           Notes to Consolidated Financial Statements                                                                    6

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                              14
           RESULTS OF OPERATIONS

  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                   24

                                                  PART II. OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS                                                                                            25

  Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                    25

  Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                                              25

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                          25

  Item 5.  OTHER INFORMATION                                                                                            25

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                             25

           SIGNATURES                                                                                                   26




                                              PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                    IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                     (dollars in thousands, except per share data)


                                                                              June 30, 1998          December 31, 1997
                                                                         ----------------------  ----------------------
                                 ASSETS
Cash and cash equivalents                                                $               7,378   $              16,214
Investment securities available-for-sale                                               101,462                  67,011
Loan Receivables:
   CMO collateral                                                                    1,422,920                 794,893
   Finance receivables                                                                 448,422                 533,101
   Mortgage loans held-for-investment                                                   49,347                 257,717
   Allowance for loan losses                                                            (5,958)                 (5,129)
                                                                         ----------------------  ----------------------
        Net loan receivables                                                         1,914,731               1,580,582

Investment in Impac Funding Corporation                                                 31,071                  27,122
Investment in Impac Commercial Holdings, Inc.                                           18,269                  17,985
Accrued interest receivable                                                             12,076                  15,012
Other real estate owned                                                                  8,035                   5,662
Premises and equipment, net                                                              8,051                   3,866
Due from affiliates                                                                        901                  16,679
Other assets                                                                             2,767                   2,679
                                                                         ----------------------  ----------------------
                                                                         $           2,104,741   $           1,752,812
                                                                         ======================  ======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CMO borrowings                                                           $           1,327,699   $             741,907
Reverse repurchase agreements                                                          501,062                 755,559
Accrued dividends payable                                                               11,789                  10,371
Due to affiliates                                                                        7,421                  12,421
Other liabilities                                                                        5,871                   3,524
                                                                         ----------------------  ----------------------
     Total liabilities                                                               1,853,842               1,523,782
                                                                         ----------------------  ----------------------

Stockholders' Equity:
Preferred Stock;  $.01 par value; 10 million shares  authorized;
   none issued or outstanding at June 30, 1998 and at
   December 31, 1997                                                                         -                       -
Common Stock; $.01 par value; 50 million shares authorized;
   24,059,151 and 22,545,664 shares issued and outstanding at
   June 30, 1998 and at December 31, 1997                                                  241                     225
Additional paid-in capital                                                             306,717                 283,012
Accumulated other comprehensive loss                                                    (6,987)                 (5,116)
Cumulative dividends declared                                                          (67,047)                (43,927)
Notes receivable from common stock sales                                                  (973)                 (1,330)
Retained earnings                                                                       18,948                  (3,834)
                                                                         ----------------------  ----------------------
     Total stockholders' equity                                                        250,899                 229,030
                                                                         ----------------------  ----------------------
                                                                         $           2,104,741   $           1,752,812
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




                                      IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except earnings per share data)


                                                                 For the Three Months         For the Six Months
                                                                    Ended June 30,              Ended June 30,
                                                             ---------------------------------------------------------
                                                                    1998         1997           1998           1997
                                                             ---------------------------  -----------------------------

Revenues:
   Interest income                                           $     43,106  $     24,071   $     81,675  $       47,151
   Equity in net earnings of Impac Funding Corporation              1,793         2,151          3,949           3,703
   Equity in net earnings (loss) of Impac Commercial
     Holdings, Inc.                                                   463          (710)           841          (1,181)
   Fee and other income                                             1,031           292          1,859             411
   Gain on sale of securities                                           -             -              -             648
                                                             ------------- -------------  ------------- ---------------
                                                                   46,393        25,804         88,324          50,732
                                                             ------------- -------------  ------------- ---------------
Expenses:
   Interest on CMO borrowings and reverse
     repurchase agreements                                         31,589        17,703         60,392          33,025
   Write-down of mortgage securities                                1,241             -          1,241               -
   Provision for loan losses                                          487           911          2,391           2,375
   General and administrative expense                                 559           142            919             304
   Professional services                                              513            52            856             547
   (Gain) loss on sale of other real estate owned                     201           (17)          (491)             23
   Personnel expense                                                  125            24            234              91
   Advisory fees                                                        -         1,364              -           2,828
                                                             ------------- -------------  ------------- ---------------
                                                                   34,715        20,179         65,542          39,193
                                                             ------------- -------------  ------------- ---------------
Net earnings                                                 $     11,678  $      5,625   $     22,782  $       11,539
                                                             ============= =============  ============= ===============
Weighted average shares outstanding - basic                        23,784        14,431         23,372          14,271
                                                             ============= =============  ============= ===============
Weighted average shares outstanding - diluted                      23,962        14,655         23,559          14,514
                                                             ============= =============  ============= ===============
Net earnings per share - basic                               $       0.49  $       0.39   $       0.97  $         0.81
                                                             ============= =============  ============= ===============
Net earnings per share - diluted                             $       0.49  $       0.38   $       0.97  $         0.80
                                                             ============= =============  ============= ===============
Dividends declared per common share                          $       0.49  $       0.40   $       0.97  $         0.79
                                                             ============= =============  ============= ===============


                 See accompanying notes to consolidated  financial statements.


                                      IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)

                                                                                    For the Six Months      Ended June 30,
                                                                                          1998                   1997
                                                                                    ------------------   ------------------
Cash flows from operating activities:
 Net earnings                                                                       $          22,782    $          11,539
 Adjustments to reconcile net earnings to net cash provided by operating activities:
     Equity in net earnings of Impac Funding Corporation                                       (3,949)              (3,703)
     Equity in net earnings (loss) of Impac Commercial Holdings, Inc.                            (841)               1,181
     Equity in net loss of Impac Commercial Capital Corporation                                     -                  257
     Provision for loan losses                                                                  2,391                2,375
     Depreciation and amortization                                                                212                   13
     Net change in accrued interest receivable                                                  2,936               (1,910)
     Net change in other assets and liabilities                                                 8,857               (4,050)
                                                                                    ------------------   ------------------
       Net cash provided by operating activities                                               32,388                5,702
                                                                                    ------------------   ------------------
Cash flows from investing activities:
 Net change in CMO collateral                                                                (632,505)            (272,042)
 Net change in finance receivables                                                             84,606              154,757
 Net change in mortgage loans held-for-investment                                             204,017              (40,982)
 Proceeds from sale of other real estate owned, net                                             4,969               (5,173)
 Purchase of investment securities available-for-sale                                         (47,661)              (7,165)
 Sale of investment securities available-for-sale                                               5,303                9,637
 Net principal reductions on investment securities available-for-sale                           6,036                1,930
 Purchase of premises and equipment                                                              (217)                 (39)
 Contributions to Impac Funding Corporation                                                         -               (8,910)
 Contributions to Impac Commercial Holdings, Inc.                                                   -              (15,003)
 Dividends from Impac Commercial Holdings, Inc.                                                   557                    -
 Contributions to Impac Commercial Capital Corporation                                              -                 (500)
                                                                                    ------------------   ------------------
    Net cash used in investing activities                                                    (374,895)            (183,490)
                                                                                    ------------------   ------------------
Cash flows from financing activities:
 Net change in reverse repurchase agreements                                                 (254,497)             (81,789)
 Net change in CMO borrowings                                                                 585,792              247,967
 Dividends paid                                                                               (21,702)             (10,647)
 Proceeds from exercise of stock options                                                          109                  619
 Net proceeds from stock issued through structured equity shelf                                   106                    -
 Proceeds from dividend reinvestment  and stock purchase plan                                  23,506               10,798
 Advances to purchase common stock, net of principal reductions                                   357                 (795)
                                                                                    ------------------   ------------------
     Net cash provided by financing activities                                                333,671              166,153
                                                                                    ------------------   ------------------
Net change in cash and cash equivalents                                                        (8,836)             (11,635)
Cash and cash equivalents at beginning of period                                               16,214               22,610
                                                                                    ==================   ==================
Cash and cash equivalents at end of period                                          $           7,378    $          10,975
                                                                                    ==================   ==================
Supplementary information:
    Interest paid                                                                   $          60,231    $          32,871

Non-cash transactions:
   Increase in accumulated other comprehensive loss                                 $           1,871    $             962
   Dividends declared and unpaid                                                    $          11,789    $           5,940

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

      1. Basis of Financial Statement Presentation

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      The operations of IMH have been presented in the consolidated financial statements for the three and six months ended June 30, 1998 and 1997 and include the financial results of IMH's equity interest in net earnings of IFC, IMH's equity interest in net earnings (loss) of Impac Commercial Holdings, Inc. (ICH), IMH's equity interest in net loss of Impac Commercial Capital Corporation (ICCC), prior to ICH's initial public offering (ICH IPO) on August 8, 1997, and results of operations of IMH, IMH Assets, IWLG and Dove as stand-alone entities, subsequent to the Company's initial public offering (IPO) on November 20, 1995.

      The results of operations of IFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations of the Company as "Equity in net earnings of Impac Funding Corporation." The results of operations of ICH, of which 9.8% of ICH's Common Stock is owned by IMH, are included in the results of operations of IMH as "Equity in net earnings (loss) of Impac Commercial Holdings" The results of operations of ICCC prior to the ICH IPO, of which 95% of the economic interest was owned by IMH, are included in the results of operations of IMH as a component of "Fee and other income."

      2. Organization

      The Company is a specialty finance company which, together with its subsidiaries and related companies, primarily operates three businesses:
      (1) the Long-Term Investment Operations,  (2) the Conduit Operations,  and
      (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Conduit Operations purchases and sells or securitizes primarily non-conforming mortgage loans. The Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. These latter two businesses include certain ongoing operations contributed (the Contribution Transaction) to the Company in 1995 by Imperial Credit Industries, Inc. (NASDAQ - ICII), a leading specialty finance company. IMH is organized as a real estate investment trust (REIT) for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level, provided that the Company distributes 95% of its taxable income to stockholders.

      Long-Term Investment Operations. The Long-Term Investment Operations, conducted by IMH and IMH Assets, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Such loans generally provide higher yields than conforming loans.

     The principal differences between conforming loans and non-conforming loans include applicable loan-to-value ratios, credit and income histories of the mortgagors, documentation required for approval of the mortgagors, type of properties securing the mortgage loans, loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are generally higher yielding mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes.

      Conduit Operations. The Conduit Operations, conducted by IFC, purchases primarily non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of third party correspondents and other sellers, and subsequently securitizes or sells such loans to permanent investors, including the Long-Term Investment Operations. Prior to the Contribution Transaction, IFC was a division or subsidiary of ICII. IMH owns 99% of the economic interest in IFC, while Joseph R. Tomkinson, Chief Executive Officer of IMH and IFC, William S. Ashmore, President of IMH and IFC, and Richard J. Johnson, Executive Vice President and Chief Financial Officer of IMH and IFC, are the holders of all the outstanding voting stock of, and 1% of the economic interest in, IFC.

      Warehouse Lending Operations. The Warehouse Lending Operations, conducted by IWLG, provides warehouse and repurchase financing to affiliated companies and to approved mortgage banks, most of which are correspondents of IFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors.

      3. Summary of Significant Accounting Policies

      Method of Accounting

      The consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications

      Certain amounts in the consolidated financial statements as of and for the three and six months ended June 30, 1997 have been reclassified to conform to the 1998 presentation.

      New Accounting Statements

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in the financial statements. SFAS No. 130 requires that items meeting the criteria of a component of comprehensive income (such as gains or losses on certain investments in debt and equity securities classified as available-for-sale), be shown in the financial statements as adjustments to reported net earnings to arrive at a disclosure of comprehensive income. SFAS No. 130 provides informative disclosure but does not and will not impact previously reported or future net earnings and earnings per share. The following table represents comprehensive income (in thousands):

                                                       For the Three Months              For the Six Months
                                                           Ended June 30,                   Ended June 30,
                                                    ---------------------------    ----------------------------
                                                          1998          1997             1998           1997
                                                    -------------- ------------   --------------- -------------

Net earnings                                        $       11,678  $     5,625    $      22,782   $    11,539
Unrealized losses arising during period                     (1,856)      (1,147)          (1,871)       (1,610)
Realized gains included in income                                -            -                -           648
                                                    =============== ============   ==============  ============
     Comprehensive income                           $        9,822  $     4,478    $      20,911   $    10,577
                                                    =============== ============   ==============  ============

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. To date, the Company is still examining the impact of SFAS No. 131 and has not determined what operating segments will be reported.

     In June 1998,  the FASB  issued SFAS No. 133,  "Accounting  for  Derivative
     Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
     (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.To date, the Company is still examining the impact of SFAS No. 133 and has not determined its effect on financial position and results of operation.

      4. Net Earnings per Share

      Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed on the basis of the weighted average number of shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding for the period.

      The following tables represent the computation of basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997 (in thousands, except per share data):


                                                                              For the Three         For the Three
                                                                               Months Ended          Months Ended
                                                                              June 30, 1998         June 30, 1997
                                                                         ---------------------- ---------------------

             Numerator:
                  Numerator for basic earnings per share--
                       Net earnings                                      $              11,678  $              5,625
                                                                         ---------------------- ---------------------
             Denominator:
                  Denominator for basic earnings per share--
                       Weighted average number of common shares
                          outstanding during the period                                 23,784                14,431
                       Net effect of dilutive stock options                                178                   224
                                                                         ---------------------- ---------------------
                  Denominator for diluted earnings per share                            23,962                14,655
                                                                         ====================== =====================
                  Net earnings  per share--basic                         $                0.49  $               0.39
                                                                         ====================== =====================
                  Net earnings per share--diluted                        $                0.49  $               0.38
                                                                         ====================== =====================




                                                                               For the Six           For the Six
                                                                               Months Ended          Months Ended
                                                                              June 30, 1998         June 30, 1997
                                                                         ---------------------- ---------------------

             Numerator:
                  Numerator for basic earnings per share--
                       Net earnings                                      $               22,782 $              11,539
                                                                         ---------------------- ---------------------

             Denominator:
                  Denominator for basic earnings per share--
                       Weighted average number of common shares
                          outstanding during the period                                  23,372                14,271
                       Net effect of dilutive stock options                                 187                   243
                                                                         ---------------------- ---------------------

                  Denominator for diluted earnings per share                             23,559                14,514
                                                                         ====================== =====================

                  Net earnings  per share--basic                         $                 0.97 $                0.81
                                                                         ====================== =====================

                  Net earnings per share--diluted                        $                 0.97 $                0.80
                                                                         ====================== =====================


      5. Mortgage Assets

      Mortgage Assets consist of investment securities available-for-sale, mortgage loans held-for-investment, CMO collateral and finance receivables. At June 30, 1998 and December 31, 1997, Mortgage Assets consisted of the following (in thousands):

                                                                              June 30, 1998          December 31, 1997
                                                                         ----------------------  ---------------------

    Investment securities available-for-sale:
             Subordinated securities collateralized by mortgages         $             103,073   $             66,811
             Subordinated securities collateralized by other loans                       5,376                  5,316
             Net unrealized  losses                                                     (6,987)                (5,116)
                                                                         ----------------------  ---------------------
                  Carrying value                                                       101,462                 67,011
                                                                         ----------------------  ---------------------
    Loan Receivables:
    CMO collateral--
             CMO collateral, unpaid principal balance                                1,363,077                762,939
             Unamortized net premiums on loans                                          45,843                 28,617
             Securitization expenses                                                    14,000                  3,337
                                                                         ----------------------  ---------------------
                  Carrying value                                                     1,422,920                794,893
    Finance receivables--
             Due from affiliates                                                       356,579                474,317
             Due from other mortgage banking companies                                  91,843                 58,784
                                                                         ----------------------  ---------------------
                  Carrying value                                                       448,422                533,101
    Mortgage loans held-for-investment--
             Mortgage loans held-for-investment, unpaid principal balance               46,968                247,026
                 Unamortized net premiums on loans                                       2,379                 10,691
                                                                         ----------------------  ---------------------
                  Carrying value                                                        49,347                257,717

                         Carrying value of Gross Loan Receivables                    1,920,689              1,585,711

    Allowance for loan losses                                                           (5,958)                (5,129)
                                                                         ----------------------  ---------------------
                         Carrying value of Net Loan Receivables                      1,914,731              1,580,582
                                                                         ----------------------  ---------------------
                         Total carrying value of Mortgage Assets         $           2,016,193   $          1,647,593
                                                                         ======================  =====================

      6. Investment in Impac Funding Corporation

      The Company is entitled to 99% of the earnings or losses of IFC through its ownership of all of the non-voting preferred stock of IFC. As such, the Company records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. Gain or loss on the sale of loans or securities by IFC to IMH are deferred and amortized or accreted over the estimated life of the loans or securities using the interest method.

      The following is financial  information for IFC for the periods  presented
       (in thousands):

                                                      BALANCE SHEETS

                                                                      June 30, 1998              December 31, 1997
                                                               ------------------------      -----------------------

                               ASSETS
       Cash                                                   $                   1,176      $                   359
       Securities available-for-sale                                              6,905                        6,083
       Securities available-for-trading                                           5,297                            -
       Mortgage loans held-for-sale                                             407,103                      620,549
       Due from affiliates                                                       22,034                          969
       Mortgage servicing rights                                                 21,219                       15,568
       Accrued interest receivable                                                2,834                        4,755
       Premises and equipment, net                                                1,892                        1,788
       Other assets                                                               8,403                        6,873
                                                              --------------------------     ========================
                                                              $                 476,863      $               656,944
                                                              =========================      ========================
                LIABILITIES AND SHAREHOLDERS' EQUITY
       Borrowings from IWLG                                   $                 338,594      $               458,066
       Other borrowings                                                          59,877                      149,144
       Due to affiliates                                                         20,672                        6,198
       Deferred revenue                                                          15,562                        7,048
       Other liabilities                                                         10,770                        9,092
                                                              --------------------------     ------------------------
               Total liabilities                                                445,475                      629,548
                                                              --------------------------     ------------------------

       Shareholders' Equity:
       Preferred stock                                                           18,053                       18,053
       Common stock                                                                 182                          182
       Retained earnings                                                         13,153                        9,161
                                                              --------------------------     ------------------------
              Total shareholders' equity                                         31,388                       27,396
                                                              ==========================     ========================
                                                              $                 476,863      $               656,944
                                                              ==========================     ========================




                                                 STATEMENTS OF OPERATIONS

                                                     For the Three Months              For the Six Months
                                                         Ended June 30,                   Ended June 30,
                                                      1998            1997             1998            1997
                                              --------------- ----------------  -------------- ---------------

Revenues:
   Interest income                            $         9,857 $          7,380  $       24,656  $       17,164
   Gain on sale of loans                                5,153            5,175           8,872           9,097
   Loan servicing income                                1,705            1,299           2,706           1,937
   Other income                                           115              294             311             294
                                              --------------- ----------------  --------------  --------------
                                                       16,830           14,148          36,545          28,492
                                              --------------- ----------------  --------------  --------------
Expenses:
   Interest on borrowings from IWLG                     6,804            6,705          14,570          13,849
   Other interest expense                               1,309                -           4,180               -
   Interest on borrowings from affiliates                 411              745             557           2,185
   Personnel expense                                    2,221            1,911           4,781           3,781
   Amortization of mortgage servicing rights            1,533              542           2,925             949
   General and administrative expense                   1,242              357           2,285             839
   Provision for repurchases                              170              129             340             417
                                              --------------- ----------------  --------------  --------------
                                                       13,690           10,389          29,638          22,020
                                              --------------- ----------------  --------------  --------------
Earnings before income taxes                            3,140            3,759           6,907           6,472

Income taxes                                            1,325            1,586           2,915           2,732
                                              --------------- ----------------  --------------  --------------
   Net earnings                               $         1,815 $          2,173  $        3,992  $        3,740
                                              =============== ================  ==============  ==============



      7.  Investment in Impac Commercial Holdings, Inc.

      Subsequent to the ICH IPO, the Company was entitled to 17.4% of the earnings losses of ICH through its ownership of 1,394,000 shares, or 9.8%, of the combined ICH voting Common Stock and ICH non-voting Class A Common Stock. To maintain its REIT status, the Company cannot own more than 9.8% of securities in any company at any time. When ICH issues additional shares of voting Common Stock, the Company's non-voting Class A Common Stock can be converted into ICH voting Common Stock on a one-for-one basis. Therefore, when ICH issued 2,000,000 additional shares of Common Stock through a secondary stock offering in June 1998, the Company converted its shares of ICH non-voting Class A Common Stock for ICH voting Common Stock not to exceed the 9.8% limit. As of the date of ICH's secondary stock offering, the Company is entitled to 13.9% of the earnings or losses of ICH through its ownership of 937,084 shares of ICH voting Common Stock and 456,916 shares of ICH non-voting Class A Common Stock. As such, the Company records its investment in ICH using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses.

      The following is financial information for ICH for the periods presented (in thousands):

                                                      BALANCE SHEETS

                                                                              June 30, 1998          December 31, 1997
                                                                         ----------------------  ----------------------

                                    ASSETS
       Cash and cash equivalents                                         $              12,957   $              15,908
       Investment securities available-for-sale                                         17,895                  19,353
       Residual interest in securitization, held-for-trading                            10,322                   9,936
       Loan receivables:
            Commercial Mortgages held-for-investment                                   367,341                  62,790
            Finance receivables                                                         71,669                  95,711
            CMO collateral                                                              11,019                   4,255
            Allowance for loan losses                                                     (682)                   (564)
                                                                         ----------------------  ----------------------
               Net loan receivables                                                    449,347                 162,192

       Due from affiliates                                                              13,186                   1,592
       Premises and equipment, net                                                       8,051                   3,857
       Investment in Impac Commercial Capital Corporation                                3,306                   4,182
       Accrued interest receivable                                                         770                   1,361
       Other assets                                                                      6,247                     458
                                                                         ----------------------  ----------------------
                                                                         $             522,081   $             218,839
                                                                         ======================  ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
       Warehouse line agreements                                         $             361,434   $              90,374
       CMO borrowings                                                                   10,726                   4,176
       Reverse repurchase agreements                                                     6,929                   9,841
       Due to affiliates                                                                 5,231                   8,067
       Other liabilities                                                                 8,332                   3,139
                                                                         ----------------------  ----------------------
            Total liabilities                                                          392,652                 115,597
                                                                         ----------------------  ----------------------
       Stockholders' Equity:
       Common stock                                                                         96                      73
       Class A common stock                                                                  5                       7
       Additional paid-in capital                                                      133,128                 104,761
       Accumulated other comprehensive loss                                               (394)                   (160)
       Cumulative dividends declared                                                   (11,066)                 (4,250)
       Retained earnings                                                                 7,660                   2,811
                                                                         ----------------------  ----------------------
            Total stockholders' equity                                                 129,429                 103,242
                                                                         ----------------------  ----------------------
                                                                         $             522,081   $             218,839
                                                                         ======================  ======================



                                                 STATEMENTS OF OPERATIONS

                                                                                             For the period from
                                                 For the         For the          For the      January 15, 1997
                                              Three Months     Three Months      Six Months     (commencement
                                                 Ended           Ended            Ended        of operations)
                                                June 30,         June 30,         June 30,     through June 30,
                                            --------------------------------  ----------------------------------
                                                  1998             1997             1998             1997
                                            ---------------- ---------------  --------------- ------------------

Revenues:
   Interest income                          $         8,704  $          986   $       14,478 $            1,353
   Equity in net loss of Impac
      Commercial Capital Corporation                   (423)              -             (876)                 -
   Rental and other income                              318               -              426                  -
                                            --------------- ---------------   -------------- ------------------
                                                      8,599             986           14,028              1,353
                                            --------------- ---------------   -------------- ------------------
Expenses:
   Interest expense on warehouse line and
     reverse repurchase agreements                    4,716               6            7,035                371
   Interest expense on other borrowings                 349             297              746                 91
   Interest expense on borrowings from Impac
      Warehouse Lending Group                             -             220                -                340
   General, administrative and other expense            575             124              901                188
   Management advisory fees                             217               -              379                  -
   Provision for loan losses                             69              20              118                 33
   Stock compensation expense                             -               -                -              2,697
                                            --------------- ---------------   -------------- ------------------
                                                      5,926             667            9,179              3,720
                                            --------------- ---------------   -------------- ------------------
 Net earnings (loss)                        $         2,673 $           319   $        4,849 $           (2,367)
                                            =============== ===============   ============== ==================


      8. Stockholders' Equity

      During the six months ended June 30, 1998, the Company raised capital of $23.5 million from the sale of 1,473,277 shares of Common Stock issued through its Dividend Reinvestment and Stock Purchase Plan (DRIP) and $511,000 from the sale of 32,400 shares of Common Stock issued through its Structured Equity Shelf program (SES).

      On June 23, 1998, the Company declared a second quarter dividend of $11.8 million, or $0.49 per share. This dividend was paid on July 15, 1998 to stockholders of record on July 1, 1998. On March 30, 1998, the Company declared a first quarter dividend of $11.3 million, or $0.48 per share. This dividend was paid on April 24, 1998 to stockholders of record on April 9, 1998.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

      Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other variations thereon or comparable terminology.

      BUSINESS OPERATIONS

      Long-Term Investment Operations: During the six months ended June 30, 1998, the Long-Term Investment Operations, conducted by IMH and IMH Assets, acquired $794.0 million of mortgages from IFC as compared to $439.4 million acquired during the same period in 1997. Mortgages purchased by the Long-Term Investment Operations during the first six months of 1998 consisted of $616.5 million of fixed-rate mortgages ("FRMs") and $171.3 million of adjustable-rate mortgages ("ARMs") secured by first liens on residential property and $6.2 million of fixed-rate second trust deeds secured by residential property. In June 1998, IMH Assets issued a CMO for $192.1 million that was collateralized by $189.3 million of primarily ARMs from the Long-Term Investment Operations and $7.2 million of condominium mortgages from ICH. For the six months ended June 30, 1998, IMH Assets issued CMOs totaling $775.1 million as compared to CMOs totaling $348.0 million during the same period in 1997. As of June 30, 1998, the Long-Term Investment Operations portfolio of mortgage loans consisted of $1.4 billion of mortgage loans held in trust as collateral for CMOs and $49.3 million of mortgage loans held-for-investment of which approximately 45% were FRMs and 55% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of mortgage loans was 9.38% at June 30, 1998 with a weighted average margin of 2.63%. The portfolio of mortgage loans included 84% of "A" credit quality non-conforming mortgage loans and 16% of "B" and "C" credit quality non-conforming mortgage loans, as defined by the Company. The Long-Term Investment Operations also sold $151.3 million of mortgage loans to IFC and $4.5 million of mortgage loans to third parties during the first six months of 1998 as compared to zero during the same period in 1997. In addition, the Long-Term Investment Operations acquired $47.7 million of securities created by IFC through the issuance of real estate mortgage investment conduits ("REMICs") as compared to $7.2 million during the same period in 1997. As of June 30, 1998, the Long-Term Investment Operations had $101.5 million of investment securities available-for-sale.

      Conduit Operations: The Conduit Operations, conducted by IFC, continues to support the Long-Term Investment Operations of the Company by supplying IMH and IMH Assets with mortgages for IMH's long-term investment portfolio. In acting as the mortgage conduit for the Company, IFC's mortgage acquisitions increased 40% to $1.3 billion during the six months ended June 30, 1998 as compared to $931.6 million of mortgages acquired during the same period in 1997. In addition, IFC securitized $630.3 million of mortgages and sold whole loans to third party investors totaling $154.0 million, resulting in gain on sale of loans of $8.9 million, during the six months ended June 30, 1998. This compares to securitizations of $560.4 million and whole loan sales to third parties of $67.8 million, resulting in gain on sale of loans of $9.1 million, during the same period in 1997. IFC had deferred income of $15.6 million at June 30, 1998 as compared to $7.0 million at December 31, 1997. The increase in deferred income relates to the sale of $771.2 million in principal balance of mortgages to IMH which are deferred and amortized or accreted over the estimated life of the loans. IFC's servicing portfolio increased 56% to $3.4 billion at June 30, 1998 as compared to $2.2 billion at June 30, 1997. The loan delinquency rate of mortgages in IFC's servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 4.29% at June 30, 1998 as compared to 3.20%, 3.05%, 4.03% and 3.74% for the last four quarter-end periods. During the second quarter of 1998, 283 loans were removed from 90 days or more delinquent status of which 118 loans, or 42%, were reinstated, repurchased or paid-in-full ("cure rate").

      Warehouse Lending Operations: At June 30, 1998, the Warehouse Lending Operations, conducted by IWLG, had $771.0 million of warehouse lines of credit available to 31 borrowers, of which $525.5 million was outstanding thereunder, including $338.6 million outstanding to IFC, $83.5 million outstanding to the Long-Term Investment Operations, and $11.6 million outstanding to Walsh Securities, Inc. ("WSI"). James Walsh, Executive Vice President of WSI, is also a Director of IMH and ICH.

      RESULTS OF OPERATIONS; IMPAC MORTGAGE HOLDINGS, INC.
      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      Net Earnings

      Net earnings for the three months ended June 30, 1998 increased 109% to $11.7 million, or $0.49 per diluted share, on revenues of $46.4 million as compared to $5.6 million, or $0.38 per diluted share, on revenues of $25.8 million for the three months ended June 30, 1997. The increase in net earnings was primarily the result of higher net interest income earned on Mortgage Assets and increased earnings from IFC and ICH as well as a reduction in advisory fees.

      Net Interest Income

      Net interest income increased 80% to $11.5 million during the second quarter of 1998 as compared to $6.4 million during the second quarter of 1997. The increase in net interest income was primarily the result of higher average Mortgage Assets, which increased 67% to $2.0 billion during the second quarter of 1998 as compared to $1.2 billion during the same period of 1997. In addition, net interest spread on Mortgage Assets increased to 1.65% during the second quarter of 1998 as compared to 1.51% during the second quarter of 1997. This increase was primarily the result of an increase in the net interest spread on CMO collateral, which represents the largest portion of Mortgage Assets on a weighted-average basis. The net interest spread on CMO collateral was 1.28% during the second quarter of 1998 as compared to 1.05% during the second quarter of 1997. This increase was the result of lower rates of amortization expense on CMO collateral during the second quarter of 1998. The following table summarizes average balance, interest and weighted-average yield on Mortgage Assets and borrowings for the three months ended June 30, 1998 and 1997 (dollars in thousands):


                                                                   For the Three Months                  For the Three Months
                                                                   Ended June 30, 1998                    Ended June 30, 1997
                                                            ----------------------------------- ------------------------------------

                                                                Average                 Weighted       Average              Weighted
                                                                Balance      Interest   Avg Yield      Balance   Interest  Avg Yield
                                                           --------------------------------------  ---------------------------------

                 MORTGAGE ASSETS
 Investment securities available-for-sale:
   Subordinated securities collateralized by mortgages     $      91,269   $     2,938   12.88%  $    56,821  $    1,766   12.43%
   Subordinated securities collateralized by other loans           5,369           149   11.10         5,275         222   16.83
                                                           -------------   ------------          -----------  ----------
     Total investment securities available-for-sale               96,638         3,087   12.78        62,096       1,988   12.81
                                                           -------------   ------------          -----------  ----------
 Loan receivables:
   CMO collateral                                              1,309,736        26,441    8.08       571,551      10,613    7.43
   Mortgage loans held-for-investment                            178,036         3,265    7.34       233,893       4,022    6.88
   Finance receivables:
     Affiliated                                                  343,860         7,328    8.52       313,992       6,613    8.42
     Non-affiliated                                               91,927         2,257    9.82        22,558         536    9.50
                                                           -------------   ------------          -----------  ----------

       Total finance receivables                                 435,787         9,585    8.80       336,550       7,149    8.50
                                                           -------------   ------------          -----------  ----------
         Total Loan Receivables                                1,923,559        39,291    8.17     1,141,994      21,784    7.63
                                                           -------------   ------------          -----------  ----------
       TOTAL MORTGAGE ASSETS                               $   2,020,197   $    42,378    8.39%  $ 1,204,090  $   23,772    7.90%
                                                           =============   ============          ===========  ==========
                      BORROWINGS
 CMO borrowings                                            $   1,214,975   $    20,658    6.80%  $   538,180  $    8,589    6.38%
   Reverse repurchase agreements - mortgages                     571,416         9,449    6.61       541,275       8,649    6.39
   Reverse repurchase agreements - securities                     23,551           377    6.40        28,797         466    6.47
                                                           --------------  ------------          -----------  ----------
            TOTAL BORROWINGS ON
               MORTGAGE ASSETS                             $   1,809,942   $    30,484    6.74%  $ 1,108,252  $   17,704    6.39%
                                                           ==============  ============          ===========  ==========

               NET INTEREST SPREAD                                                        1.65%                             1.51%

               NET INTEREST MARGIN                                                        2.36%                             2.02%


      Interest income on Mortgage Assets: Interest income on CMO collateral increased 149% to $26.4 million during the second quarter of 1998 as compared to $10.6 million during the second quarter of 1997 as average CMO collateral increased 127% to $1.3 billion as compared to $571.6 million, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $952.9 million which were collateralized by $965.4 million of mortgages held by the Long-Term Investment Operations since the end of the second quarter of 1997. Over 80%, or $775.1 million, of CMOs issued by the Long-Term Investment Operations since the end of the second quarter of 1997 were issued during the first six months of 1998. The weighted-average yield on CMO collateral increased to 8.08% during the second quarter of 1998 as compared to 7.43% during the second quarter of 1997 due to lower rates of amortization expense.

      Interest income on mortgage loans held-for-investment decreased 18% to $3.3 million during the second quarter of 1998 as compared to $4.0 million during the second quarter of 1997 as average mortgage loans held-for-investment decreased 24% to $178.0 million as compared to $233.9 million, respectively. The decrease in average mortgage loans held-for-investment was the result of the Long-Term Investment Operations issuing CMOs, whereby mortgage loans held-for-investment become CMO collateral, at a quicker pace during the first six months of 1998 as compared to the same period in 1997. Therefore, even though the Long-Term Investment Operations acquired $116.2 million of mortgages from IFC during the second quarter of 1998 as compared to $87.1 million during the second quarter of 1997, mortgage loans held-for-investment were more efficiently and more rapidly securitized and reflected as CMO collateral on the Company's books during the second quarter of 1998 as compared to the second quarter of 1997. The weighted-average yield on mortgage loans held-for-investment increased to 7.34% during the second quarter of 1998 as compared to 6.88% during the same period of 1997 as due to lower rates of amortization expense.

      Interest income on finance receivables increased 35% to $9.6 million during the second quarter of 1998 as compared to $7.1 million during the second quarter of 1997 as average finance receivables increased 29% to $435.8 million as compared to $336.6 million, respectively. This increase was primarily the result of an increase in average finance receivables to non-affiliated mortgage banking companies to $91.9 million during the second quarter of 1998 as compared to $22.6 million during the second quarter of 1997. Average finance receivables outstanding to affiliates increased 10% to $343.9 during the second quarter of 1998 as compared to $314.0 during the second quarter of 1997 primarily as a result of increased loan acquisitions by IFC. IFC's loan acquisitions increased 62% to $665.5 million during the second quarter of 1998 as compared to $409.6 million during the second quarter of 1997. The overall weighted-average yield on finance receivables increased to 8.80% during the second quarter of 1998 as compared to 8.50% during the second quarter of 1997. This increase is primarily due to increased average finance receivables to non-affiliated mortgage banking companies which have higher borrowing costs due to the greater lending risk associated with these companies.

      Interest income on investment securities available-for-sale increased 55% to $3.1 million during the second quarter of 1998 as compared to $2.0 million during the second quarter of 1997 as average investment securities available-for-sale, net of securities valuation allowance, increased 56% to $96.6 million as compared to $62.1 million, respectively. The increase in average securities available-for-sale during the second quarter of 1998 was the result of the Long-Term Investment Operations purchasing and retaining mortgage-backed securities of $23.6 million that were issued by IFC as REMICs. The weighted-average yield on investment securities available-for-sale decreased slightly to 12.78% during the second quarter of 1998 as compared to 12.81% during the second quarter of 1997.

      Interest expense on borrowings: Interest expense on CMO borrowings increased 141% to $20.7 million during the second quarter of 1998 as compared to $8.6 million during the second quarter of 1997 as average borrowings on CMO collateral increased 123% to $1.2 billion as compared to $538.2 million, respectively. As stated earlier, average CMO borrowings increased as the Long-Term Investment Operations issued CMOs totaling $952.9 million since the end of the second quarter of 1997. The weighted-average yield of CMO borrowings increased to 6.80% during the second quarter of 1998 as compared to 6.38% during the second quarter of 1997. This increase was the result of the Company issuing fixed-rate CMOs totaling $583.0 million during the first six months of 1998 at higher interest rates than the initial interest rates on variable-rate CMOs the Company has issued in the past. Although borrowing rates on the fixed-rate CMOs are generally higher than the initial interest rates on variable-rate CMOs, the Company receives a comparable interest rate spread on fixed-rate CMOs as it does on its variable-rate CMOs.

      Interest expense on reverse repurchase borrowings used to fund the acquisition of mortgage loans and finance receivables increased 9% to $9.4 million during the second quarter of 1998 as compared to $8.6 million during the second quarter of 1997. The average balance of these reverse repurchase agreements increased 6% to $571.4 million during the first quarter of 1998 as compared to $541.3 million during the second quarter of 1997. This increase was primarily related to an increase in finance receivables made to non-affiliated mortgage banking companies. The weighted-average yield of these reverse repurchase agreements increased to 6.61% during the second quarter of 1998 as compared 6.39% during the second quarter of 1997.

      The Company also uses mortgage-backed securities as collateral to borrow under reverse repurchase agreements to fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements decreased 19% to $377,000 during the second quarter of 1998 as compared to $466,000 during the second quarter of 1997. The average balance on these reverse repurchase agreements decreased 18% to $23.6 million during the second quarter of 1998 as compared to $28.8 million during the second quarter of 1997. This decrease was primarily the result of increased liquidity from other sources that reduced the Company's reliance on these borrowings as a funding source. The weighted-average yield of these reverse repurchase agreements decreased to 6.40% during the second quarter of 1998 as compared 6.47% during the second quarter of 1997.

      Earnings from IFC

      Equity in net earnings of IFC decreased 18% to $1.8 million during the second quarter of 1998 as compared to $2.2 million during the second quarter of 1997. IFC's earnings were negatively affected during the second quarter of 1998 primarily as a result of increases in personnel expense, amortization of mortgage servicing rights ("MSRs"), and general and administrative expense. These increases were partially offset by increases in net interest income and loan servicing income. Personnel expense increased 16% to $2.2 million during the second quarter of 1998 as compared to $1.9 million during the second quarter of 1997. The increase in personnel expense is primarily due to an increase of 26% in staff to 161 at June 30, 1998 as compared to 128 at June 30, 1997. Amortization of MSRs increased to $1.5 million during the second quarter of 1998 as compared to $542,000 during the second quarter of 1997 as IFC generally retains servicing rights on all mortgage loan acquisitions. Since June 30, 1997, the Company has securitized $1.6 billion in principal balance of mortgage loans and, accordingly, has capitalized MSRs related to those securitizations that are amortized over the estimated life of the loans. General and administrative expense increased 236% to $1.2 million during the second quarter of 1998 as compared to $357,000 during the second quarter of 1997 as loan production and staffing increased. Earnings were positively affected by increases in net interest income and loan servicing income to $1.3 million and $1.7 million, respectively, during the second quarter of 1998 as compared to $(70,000) and $1.3 million, respectively, during the second quarter of 1997. Loan servicing income increased as IFC retained servicing rights on mortgages acquired resulting in an increase of 6% in IFC's servicing portfolio to $3.4 billion at June 30, 1998 as compared to $3.2 billion at March 31, 1998.

      Earnings from ICH

      Equity in net earnings (loss) of ICH increased to $463,000 during the second quarter of 1998 as compared to a net loss of $710,000 during the second quarter of 1997. Earnings increased during the second quarter of 1998 due to strong asset growth from ICH's Long-Term Investment Operations. Average Mortgage Assets during the second quarter of 1998 were $347.4 million earning a weighted average yield of 8.99% as compared to $36.3 million earning a weighted average yield of 10.87% during the second quarter of 1997. As a result of the increase in Mortgage Assets during the second quarter of 1998, net interest income on Mortgage Assets increased to $3.0 million on an interest spread of 1.98% as compared to net interest income of $421,000 on an interest spread of 2.41% during the second quarter of 1997. Mortgage Assets have continued to grow since the second quarter of 1997 as ICH's Conduit Operations, ICCC, originated a total of $534.4 million in commercial mortgages through the second quarter of 1998. Mortgage Assets are comprised of commercial mortgages held-for-investment ("Commercial Mortgages"), CMO collateral, finance receivables and commercial mortgage-backed securities ("CMBSs"). ICCC supports the Long-Term Investment Operations of ICH by supplying ICH with Commercial Mortgages to be held in its long-term investment portfolio. As such, ICH acquired $384.1 million of Commercial Mortgages from ICCC since the inception of both companies in 1997. Consistent with the ICH's business strategy of realizing earnings from its Long-Term Investment Operations, the Company anticipates securitizing Commercial Mortgages as part of ICH's first CMO debt structure in August 1998.

      Advisory Fees

      Earnings were positively affected by a reduction in advisory fees resulting from the Company's buyout of its management agreement with Imperial Credit Advisors, Inc. ("ICAI"). As a result of the buyout, there were no advisory fees paid by IMH during the second quarter of 1998 as compared to $1.4 million in advisory fees paid by IMH during the second quarter of 1997. Under the previous management agreement with ICAI, the Company would have paid advisory fees of approximately $2.1 million during the second quarter of 1998 resulting in basic earnings per common share of $0.45 as compared to actual basic earnings per common share of $0.49. Therefore, the termination of the management agreement was 9% accretive to the Company's stockholders in the second quarter of 1998.

      Credit Exposures

      The Company recorded loan loss provisions of $487,000 during the second quarter of 1998 as compared to $911,000 during the second quarter of 1997. The loan loss provision decreased during the second quarter of 1998 due to a reversal of write-downs previously taken on other real estate owned ("OREO"). The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables, which includes mortgage loans held-for-investment, CMO collateral and finance receivables, was 0.31% at June 30, 1998 as compared to 0.32% at December 31, 1997. The Company recorded losses on the disposition of OREO of $201,000 during the second quarter of 1998 as compared to gains on disposition of OREO of $17,000 during the second quarter of 1997.

      RESULTS OF OPERATIONS; IMPAC MORTGAGE HOLDINGS, INC.
      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO SIX MONTHS ENDED
      JUNE 30, 1997

      Net Earnings

      Net earnings for the first six months of 1998 increased 98% to $22.8 million, or $0.97 per diluted share, on revenues of $88.3 million as compared to $11.5 million, or $0.80 per diluted share, on revenues of $50.7 million for the first six months of 1997. The increase in earnings was primarily the result of higher net interest income earned on Mortgage Assets and increased earnings from IFC and ICH as well as a reduction in advisory fees.

      Net Interest Income

      Net interest income increased 51% to $21.3 million during the first six months of 1998 as compared to $14.1 million during the same period in 1997. The increase in net interest income was primarily the result of higher average Mortgage Assets, which increased 67% to $2.0 billion during the first six months of 1998 as compared to $1.2 billion during the same period in 1997. The net interest spread on Mortgage Assets decreased to 1.54% during the first six months of 1998 as compared to 1.80% during the same period in 1997. This decrease was primarily the result of a decrease in the net interest spread on CMO collateral, which represents the largest portion of Mortgage Assets on a weighted-average basis. The net interest spread on CMO collateral was 0.79% during the first six months of 1998 as compared to 1.42% during the same period in 1997. This decrease was the result of higher rates of amortization expense on CMO collateral during the first six months of 1998.

      The   following   table   summarizes   average   balance,   interest   and
      weighted-average yield on Mortgage Assets and borrowings for the six months ended June 30, 1998 and 1997 (dollars in thousands):


                                                              For the Six Months                For the Six Months
                                                              Ended June 30, 1998               Ended June 30, 1997
                                                        --------------------------------- ---------------------------------
                                                            Average              Weighted     Average               Weighted
                                                            Balance   Interest  Avg Yield     Balance   Interest   Avg Yield
                                                        ---------------------------------   ---------------------------------


                           MORTGAGE ASSETS
Investment securities available-for-sale:
  Subordinated securities collateralized by mortgages    $   78,955  $   4,752     12.04%  $    56,180  $   3,542      12.61%
  Subordinated securities collateralized by other loans       5,344        380     14.22         6,606        564      17.08
                                                         ----------  ----------            -----------  ---------
   Total investment securities available-for-sale            84,299      5,132     12.18        62,786      4,106      13.08
                                                         ----------  ----------            -----------  ---------
Loan receivables:
CMO collateral                                            1,180,143     44,190      7.49       527,831     20,228       7.66
Mortgage loans held-for-investment                          252,762     11,717      9.27       208,982      7,417       7.10
Finance receivables:
  Affiliated                                                361,701     15,480      8.56       334,761     13,770       8.23
  Non-affiliated                                             77,905      3,719      9.55        20,271      1,060      10.46
                                                        ----------- -----------            -----------  ---------
    Total finance receivables                               439,606     19,199      8.73       355,032     14,830       8.35
                                                        ----------- -----------            -----------  ---------
      Total Loan Receivables                              1,872,511     75,106      8.02     1,091,845     42,475       7.78
                                                        ----------- -----------            -----------  ---------
        TOTAL MORTGAGE ASSETS                           $ 1,956,810 $   80,238      8.20%  $ 1,154,631  $  46,581       8.07%
                                                        =========== ===========            ===========  =========

                        BORROWINGS
CMO borrowings                                          $ 1,095,206 $   36,688      6.70%  $   498,014  $  15,528       6.24%
Reverse repurchase agreements - mortgages                   643,757     21,260      6.61       531,421     16,772       6.31
Reverse repurchase agreements - securities                   19,352        610      6.30        23,272        725       6.23
                                                        ----------- -----------            ------------ ----------
                 TOTAL BORROWINGS ON
                 MORTGAGE ASSETS                        $ 1,758,315 $   58,558      6.66%  $ 1,052,707  $  33,025       6.27%
                                                        =========== ===========            ============ ==========

                          NET INTEREST SPREAD                                       1.54%                               1.80%

                          NET INTEREST MARGIN                                       2.22%                               2.35%


      Interest income on Mortgage Assets: Interest income on CMO collateral increased 119% to $44.2 million during the first six months of 1998 as compared to $20.2 million during the same period in 1997 as average CMO collateral increased 127% to $1.2 billion as compared to $527.8 million, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $952.9 million which were collateralized by $965.4 million of mortgages held by the Long-Term Investment Operations since the end of the second quarter of 1997. Over 80%, or $775.1 million, of CMOs issued by the Long-Term Investment Operations since June 30,1997 were issued during the first six months of 1998. The weighted-average yield on CMO collateral decreased to 7.49% during the first six months of 1998 as compared to 7.66% during the same period in 1997.

     Interest income on mortgage loans held-for-investment increased 58% to $11.7 million during the first six months of 1998 as compared to $7.4 million during the same period in 1997 as average mortgage loans held-for-investment increased 21% to $252.8 million as compared to $209.0 million, respectively. The increase in average mortgage loans held-for-investment was the result of the Long-Term Investment Operations acquiring $794.0 million of mortgages from IFC during the first six months of 1998 as compared to $439.4 million during the first six months of 1997. Interest income on mortgage loans held-for-investment also increased as the average balance of 125% loan-to-value second trust deeds ("125 Loans") was $109.1 million during the first six months of 1998 as compared to zero during the same period in 1997. In March 1998, the majority of 125 Loans owned by IMH were sold to IFC and were securitized by IFC as a REMIC. As of June 30, 1998, the Long-Term Investment Operations had an outstanding balance of $27.4 million of 125 Loans. The weighted-average yield on mortgage loans held-for-investment increased to 9.27% during the first six months of 1998 as compared to 7.10% during the same period in 1997 primarily due to the higher yields earned on 125 Loans during the first six months of 1998.

      Interest income on finance receivables increased 30% to $19.2 million during the first six months of 1998 as compared to $14.8 million during the same period in 1997 as average finance receivables increased 24% to $439.6 million as compared to $355.0 million, respectively. The increase was primarily the result of an increase in average finance receivables to non-affiliated mortgage banking companies of $77.9 million during the first six months of 1998 as compared to $20.3 million during the same period in 1997. Average finance receivables outstanding to affiliates increased 8% to $361.7 during the first six months of 1998 as compared to $334.8 during the same period in 1997 primarily as a result of increased loan acquisitions by IFC. IFC's mortgage acquisitions increased 40% to $1.3 billion during the first six months of 1998 as compared to $931.6 million during the same period in 1997. The overall weighted-average yield on finance receivables increased to 8.73% during the first six months of 1998 as compared to 8.35% during the same period in 1997. This increase is primarily due to increased average finance receivables to non-affiliated mortgage banking companies which have higher borrowing costs due to the greater lending risk associated with these companies.

      Interest income on investment securities available-for-sale increased 24% to $5.1 million during the first six months of 1998 as compared to $4.1 million during the same period in 1997 as average investment securities available-for-sale, net of securities valuation allowance, increased 34% to $84.3 million as compared to $62.8 million, respectively. The increase in average securities available-for-sale during the first six months of 1998 was the result of the Long-Term Investment Operations purchasing and retaining mortgage-backed securities of $47.7 million that were issued by IFC as REMICs. The weighted-average yield on investment securities available-for-sale decreased to 12.18% during the first six months of 1998 as compared to 13.08% during the first six months of 1997.

      Interest expense on borrowings: Interest expense on CMO borrowings increased 137% to $36.7 million during the first six months of 1998 as compared to $15.5 million during the same period in 1997 as average borrowings on CMO collateral increased 121% to $1.1 billion as compared to $498.0 million, respectively. As stated earlier, average CMO borrowings increased as the Long-Term Investment Operations issued CMOs totaling $952.9 million since the end of the second quarter in 1997. The weighted-average yield of CMO borrowings increased to 6.70% during the first six months of 1998 as compared 6.24% during the same period of 1997. This increase is the result of the Company issuing fixed-rate CMOs totaling $583.0 million during the first six months of 1998 at higher interest rates than the initial interest rates on variable-rate CMOs the Company has issued in the past. Although borrowing rates on the fixed-rate CMOs are generally higher than the initial interest rates on variable-rate CMOs, the Company receives a comparable interest rate spread on fixed-rate CMOs as it does on its variable-rate CMOs.

      Interest expense on reverse repurchase borrowings used to fund the acquisition of mortgage loans and finance receivables increased 27% to $21.3 million during the first six months of 1998 as compared to $16.8 million during the same period in 1997. The average balance of these reverse repurchase agreements increased 21% to $643.8 million during the first six months of 1998 as compared to $531.4 million during the same period in 1997. This increase was primarily related to an increase in finance receivables made to non-affiliated mortgage banking companies. The weighted-average yield of these reverse repurchase agreements increased to 6.61% during the first six months of 1998 as compared 6.31% during the same period in 1997.

      The Company also uses mortgage-backed securities as collateral to borrow under reverse repurchase agreements to fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements decreased 16% to $610,000 during the first six months of 1998 as compared to $725,000 during the same period in 1997. The average balance on these reverse repurchase agreements decreased 17% to $19.4 million during the first six months of 1998 as compared to $23.3 million during the same period in 1997. This decrease was primarily the result of increased liquidity from other sources that reduced the Company's reliance on these borrowings as a funding source. The weighted-average yield of these reverse repurchase agreements increased to 6.30% during the first six months of 1998 as compared 6.23% during the same period in 1997.

      Earnings from IFC

      Equity in net earnings of IFC increased to $4.0 million during the first six months of 1998 as compared to $3.7 million during the same period in 1997. IFC's earnings increased primarily due to increases in net interest income and loan servicing income. Net interest income increased primarily due to higher net interest margins earned on 125 Loans acquired in bulk during the third and fourth quarters of 1997. The average outstanding balance of 125 Loans was $88.9 million during the first six months of 1998 as compared to none during the same period in 1997. IFC retained servicing rights on mortgages acquired resulting in an increase of 13% in IFC's servicing portfolio to $3.4 billion at June 30, 1998 as compared to $3.0 billion at December 31, 1997. As such, IFC's loan servicing income increased 42% to $2.7 million during the first six months of 1998 as compared to $1.9 million during the same period in 1997.

      Earnings from ICH

      Equity in net earnings (loss) of ICH increased to $841,000 during the first six months of 1998 as compared to a net loss of $1.2 million during the period from January 15, 1997 (commencement of operations) through June 30, 1997.

      Advisory Fees

      Earnings were positively affected by a reduction in advisory fees resulting from the Company's buyout of its management agreement with ICAI. As a result of the buyout, there were no advisory fees paid by IMH during the first six months of 1998 as compared to $2.8 million in advisory fees paid by IMH during the same period of 1997. Under the previous management agreement with ICAI, the Company would have paid advisory fees of approximately $4.0 million during the first six months of 1998 resulting in basic earnings per common share of $0.89 as compared to actual basic earnings per common share of $0.97. Therefore, the termination of the management agreement was 9% accretive to the Company's stockholders for the first six months of 1998.

      Credit Exposures

      Provision for loan losses remained constant at $2.4 million during the first six months of 1998 and 1997. The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables was 0.31% at June 30, 1998 as compared to 0.32% at December 31, 1997. The decrease in allowance for loan losses as a percentage of Gross Loan Receivables was partially offset by accelerated loan charge-offs through the sale of delinquent loans, resulting in losses of $937,000 during the first six months of 1998, which was charged against the allowance for loan losses. The Company sold delinquent loans in order to reduce the Company's overall exposure to future losses. Excluding the loss on sale of delinquent loans, the allowance for loan losses as a percentage of Gross Loan Receivables would have been 0.36% at June 30,1998. Gain on sale of OREO increased to $491,000 during the first six months of 1998 as compared to a loss of $23,000 during the first six months of 1997.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's business operations are primarily funded from monthly interest and principal payments from its mortgage loan and investment securities portfolios, reverse repurchase agreements secured by mortgage loans and mortgage-backed securities, adjustable- and fixed-rate CMO financing, proceeds from the sale of mortgage loans and the issuance of REMICs, short-term unsecured borrowings and proceeds from the issuance of Common Stock through secondary stock offerings, DRIP, and SES. The acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, reverse repurchase agreements, CMO financing, short-term unsecured borrowings and proceeds from the sale of Common Stock. The acquisition of mortgage loans by the Conduit Operations are funded from reverse repurchase agreements, the sale of mortgage loans and mortgage-backed securities, and the issuance of REMICs. Short-term financing (finance receivables) provided by the Warehouse Lending Operations are funded from reverse repurchase agreements and proceeds from the sale of the Common Stock. The Company believes these sources of funds are sufficient for growth of its mortgage loan and investment securities portfolios, lending activities, repayment of short-term obligations and payment of cash dividends.

      The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

      Long-Term Investment Operations: The Long-Term Investment Operations uses CMO borrowings to finance substantially all of its mortgage loan portfolio as a means of eliminating certain risks associated with reverse repurchase agreements (such as the potential need for deposits of additional collateral) that are not present with CMO borrowings. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. At June 30, 1998, the Long-Term Investment Operations had $1.3 billion of CMO borrowings used to finance $1.4 billion of CMO collateral.

      In August 1997, ICH entered into a revolving credit arrangement with IMH whereby ICH agreed to advance to IMH up to maximum amount of $15.0 million. The agreement expired on August 8, 1998. Advances under the revolving credit arrangement are at an interest rate and maturity determined at the time of each advance with interest and principal paid monthly. As of June 30, 1998 and December 31, 1997, there were no amounts outstanding under the credit arrangement. Interest expense recorded by IMH for the six months ended June 30, 1998 and June 30, 1997 related to such advances to ICH was approximately $203,000 and none respectively.

      In August 1997, ICH entered into a revolving credit arrangement with IMH whereby IMH agreed to advance to ICH up to maximum amount of $15.0 million. The agreement expired on August 8, 1998. Advances under the revolving credit arrangement are at an interest rate and maturity determined at the time of each advance with interest and principal paid monthly. As of June 30, 1998 and December 31, 1997, ICH's outstanding borrowings under the credit arrangement were none and $9.1 million, respectively. Interest income recorded by IMH related to such borrowings from ICH for the six months ended June 30, 1998 and the Commencement Period was approximately $43,000 and none respectively.

      ICCC has entered into an uncommitted warehouse line agreement with IMH to provide financing as needed. The margins on the warehouse line agreement are at 8% of the fair market value of the collateral. The interest rates on the borrowings are indexed to the prime rate. As of June 30, 1998 and December 31,1997, outstanding amounts on the warehouse line agreement was $6.4 million and $8.5 million, respectively

      IMH has entered into an unsecured revolving bank line of credit to borrow up to $10.0 million for general working capital purposes at an annual interest rate indexed to Bank of America's prime lending rate ("Prime") plus 0.25%. The line of credit contains certain financial covenants that the Company must meet. As of June 30, 1998 there were no borrowings outstanding on the revolving line of credit.

      The Long-Term Investment Operations may pledge mortgage-backed securities as collateral to borrow funds under reverse repurchase agreements. The terms under these reverse repurchase agreements are generally for 30 days with interest rates ranging from the one-month London Interbank Offered Rate ("LIBOR") plus 0.45% to 2.00% depending on the type of collateral provided. As of June 30, 1998, the Long-Term Investment Operations had $36.0 million outstanding under these reverse repurchase agreements which were secured by $52.3 million in fair market value of mortgage-backed securities.

      During the six months ended June 30, 1998, the Company raised capital of $23.5 million from the sale 1,473,277 shares of Common Stock issued through its DRIP and $511,000 from the sale of 32,400 shares of Common Stock issued through its SES program.

      Conduit Operations: The Conduit Operations has entered into warehouse line agreements to obtain financing of up to $1.1 billion from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that IFC accumulates mortgage loans and until the mortgage loans are securitized and sold. The margins on the reverse repurchase agreements are based on the type of collateral provided and generally range from 95% to 100% of the fair market value of the collateral. The interest rates on the borrowings are indexed to Prime, which was 8.50% at June 30, 1998.

      As of June 30, 1998, the Conduit Operations had $47.4 million outstanding under a warehouse line facility from a major investment bank to finance the acquisition of 125 Loans. As of June 30, 1998, the warehouse line facility expired. The Conduit Operations anticipates that the remaining 125 Loans on the warehouse line facility will be securitized as a REMIC in September 1998, whereby, the proceeds from the securitization will be used to reduce borrowings on the warehouse line facility. The interest rates on the borrowings are indexed to LIBOR plus 75 basis points to 175 basis points depending on the type of collateral provided.

      As of June 30, 1998, the Conduit Operations had $12.5 million outstanding under an uncommitted warehouse line facility from a major investment bank to finance the acquisition of 125 Loans. The Conduit Operations anticipates that the remaining 125 Loans on the warehouse line facility will be securitized as a REMIC in September 1998 whereby the proceeds from the securitization will be used to reduce borrowings on the warehouse line facility. The interest rates on the borrowings are indexed to LIBOR plus a spread of 75 basis points.

      During the six months ended June 30, 1998, the Conduit Operations securitized $630.3 million of mortgage loans as REMICs and sold $154.0 million in principal balance of mortgage loans to third-party investors. In addition, IFC sold $771.2 million in principal balance of mortgage loans to the Long-Term Investment Operations during the six months ended June 30, 1998. By securitizing and selling loans on a periodic and consistent basis the warehouse financing facilities were sufficient to handle IFC's liquidity needs during the six months ended June 30,1998.

      Warehouse Lending Operations: The Warehouse Lending Operations finances the acquisition of mortgage loans by the Long-Term Investment Operations and Conduit Operations primarily through borrowings on reverse repurchase agreements with third party lenders. IWLG has obtained repurchase facilities from major investment banks to provide financing as needed. Terms of the reverse repurchase agreements require that the mortgages be held by an independent third party custodian giving the Warehouse Lending Operations the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates vary from 55 basis points to 95 basis points over one-month LIBOR, depending on the type of collateral provided. The margins on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 75% to 101% of the fair market value of the collateral.

      The following table presents information on available warehouse line agreements as of June 30, 1998 (dollars in thousands):


                      Borrowing                     Amount
 Lender                 Limit                    Outstanding          Interest rate
-----------------------------------------------------------------------------------------

Lender A (1)       $    303,834            $    303,834            Libor + 0.75%
Lender B (2)            400,000                 161,249         Libor + 0.45%-0.95%
                   ===============         ================
Total              $    703,834            $    465,083
                   ===============         ================


      (1)  Uncommitted warehouse line facility.
      (2) The warehouse line facility is committed for up to $200.0 million. The warehouse line agreement expires on October 22, 1998.

      Cash Flows

      Operating Activities - During the six months ended June 30, 1998 net cash provided by operating activities was $32.4 million. Cash provided by operating activities was primarily due to an increase in net earnings of $22.8 million.

      Investing Activities - During the six months ended June 30, 1998 net cash used in investing activities was $374.9 million. Cash used in investing activities was primarily due to an increase in CMO collateral of $632.5 million from the acquisition of mortgage loans which was partially offset by decreases in finance receivables and mortgage loans held-for-investment of $84.6 million and $204.0 million, respectively.

      Financing Activities - During the six months ended June 30, 1998 net cash provided by financing activities was $333.7 million. Cash provided by financing activities was primarily due to an increase of $585.8 million in CMO borrowings used to fund the acquisition of mortgage loans which was partially offset by a decrease in reverse repurchase agreements of $254.5 million.

      Inflation

      The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company's operations are monetary in nature. As a result, interest rates have a greater impact on the Company's operations' performance than do the effects of general levels of inflation. Inflation affects the Company's operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages which in turn may adversely affect the Company's yield on its portfolio of Mortgage Assets.

      Year 2000 Compliance

      The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 ("Y2000") compliance. The Company has identified both Information Technology ("IT") systems and non-IT systems and contacted vendors in regards to this issue. In regards to IT systems, the Company plans to upgrade software applications where possible or replace existing systems if required. Regarding non-IT systems, workstations and fileservers are currently being tested and software that is non-compliant with Y2000 is being replaced. Acquisitions of workstations and fileservers are compliant with Y2000. Management has approved a proposal to bring its telecommunications system into Y2000 compliance during 1998. The Company expects to be Y2000 compliant by the end of the first quarter of 1999. The Company does not believe that the cost to modify its information technology infrastructure to be material to its financial condition or results of operations, nor does the Company anticipate any material disruption of its operations as a result of any failure by the Company to be compliant. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the need to address the Year 2000 issue. The Company also relies, directly and indirectly, on other businesses such as third party service providers, creditors and financial organizations and governmental entities. Even if the Company's computer systems are not materially adversely affected by the Year 2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of the enterprises with which the Company interacts.

      Transactions with Related Parties

      RAI Advisors, LLC ("RAI"), an affiliated company, has contracted with Stephan Peers, a Director of IMH and ICH, to provide certain consulting services. To the extent these services are provided on behalf of IMH or ICH, all costs associated with the consulting arrangement with Mr. Peers will be proportionately charged to the appropriate Impac Company based upon time spent.

      ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

                             PART II. OTHER INFORMATION

      ITEM 1: LEGAL PROCEEDINGS

     Fortune Mortgage, etc., et. al v. Imperial Credit Industries, Inc. v. Imperial Credit Industries, Inc., Imperial Credit Mortgage Holdings, Inc., ICI Funding Corp., Imperial Warehouse Lending Group, Inc., William Ashmore, Edward Pollard, Wayne Snavely, and Joseph Tomkinson, Orange County Superior Court Case No. 776153.

      Reference is make to the discussion of the above-referenced legal proceeding contained in the Company's Form 10-K for the year ended
      December 31, 1997 under Part I, Item 3, "Legal Proceedings." The lawsuit was resolved in June 1998. The terms of the resolution are confidential; however, such resolution did not have a material impact on the Company's financial position or results of operations.

      ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable.

      ITEM 3: DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

      ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

      ITEM 5: OTHER INFORMATION

      As of April 8, 1998, H. Wayne Snavely resigned as Chairman of the Board of IMH and currently serves as a Director of IMH. Joseph R. Tomkinson was appointed Chairman of the Board. In May 1998, Mary Glass-Schnnault was promoted from Vice President to Senior Vice President of IMH.

      Stockholder Proposals

     Stockholders are hereby notified that if they wish a proposal to be included in the Company's Proxy Statement and Form of Proxy relating to the 1999 annual meeting of stockholders, they must deliver a written copy of their proposal no later than February 15, 1999. Proposals must comply with the proxy rules relating to stockholder proposals, in particular Rule 14a-8 under the Securities Exchange Act of 1934 (the "Exchange Act"), in order to be included in the Company's proxy materials. Stockholders who wish to submit a proposal for consideration at the Company's 1999 annual meeting of stockholders, but who do not wish to submit the proposal for inclusion in the Company's proxy statement pursuant to Rule 14a-8 under the Exchange Act, must, in accordance with the Company's bylaws, deliver a copy of their proposal no later than May 24, 1999 nor earlier than April 24, 1999. In either case, proposals should be delivered to 20371 Irvine Avenue, Santa Ana Heights, California 92707, Attention: Secretary. To avoid controversy and establish timely receipt by the Company, it is suggested that stockholders send their proposals by certified mail return receipt requested.

      ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

              27  Financial Data Schedule

      (b) Reports on Form 8-K:

          Current Report on Form 8-K, dated May 12, 1998 (filed June 4, 1998) reporting items 5 and 7, regarding Structured Equity Shelf.

          Current Report on Form 8-K, dated May 28, 1998 (filed June 3, 1998) reporting items 5 and 7, regarding the Amendment No. 1 to Amended and Restated Employment Agreements.

                                     SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      IMPAC MORTGAGE HOLDINGS, INC.




      By:  /s/ Richard J. Johnson
      Richard J. Johnson
      Executive Vice President
      and Chief Financial Officer

      Date:  August 14, 1998