Form 10-Q
period 1998-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 1998-11-16
CIK 1000298

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 1998

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

                                                Name of each exchange on
         Title of each class                         which registered
----------------------------------- --------------------------------------------
    Common Stock $0.01 par value                American Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      On November 11, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $94.9 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of November 11, 1998 was 24,557,211.


                    Documents incorporated by reference: None

                          IMPAC MORTGAGE HOLDINGS, INC.

                         1998 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS



  PART I. FINANCIAL INFORMATION

  Item 1.  CONSOLIDATED FINANCIAL STATEMENTS - IMPAC MORTGAGE HOLDINGS, INC.                                        Page #
           AND SUBSIDIARIES

           Consolidated Balance Sheets, September 30, 1998 and December 31, 1997                                         3

           Consolidated Statements of Operations, For the Three Months Ended September 30, 1998 and 1997
           and For the Nine Months Ended September 30, 1998 and 1997                                                     4

           Consolidated Statements of Cash Flows, For the Nine Months Ended September 30, 1998 and 1997                  5

           Notes to Consolidated Financial Statements                                                                    6

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                                                                        14

  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                   29

                                                  PART II. OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS                                                                                            30

  Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                    30

  Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                                              30

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                          30

  Item 5.  OTHER INFORMATION                                                                                            30

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                             30

           SIGNATURES                                                                                                   31

 PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                              September 30,            December 31,
                                                                                   1998                    1997
                                                                          ---------------------   ---------------------

                                 ASSETS
Cash and cash equivalents                                                 $              2,204    $             16,214
Investment securities available-for-sale                                               111,082                  67,011
Loan Receivables:
   CMO collateral                                                                    1,291,722                 794,893
   Finance receivables                                                                 562,429                 533,101
   Mortgage loans held-for-sale                                                         61,181                       -
   Mortgage loans held-for-investment                                                   24,907                 257,717
   Allowance for loan losses                                                            (5,390)                 (5,129)
                                                                          ---------------------   ---------------------
        Net loan receivables                                                         1,934,849               1,580,582

Investment in Impac Funding Corporation                                                 23,210                  27,122
Accrued interest receivable                                                             11,270                  15,012
Premises and equipment, net                                                              8,906                   3,866
Other real estate owned                                                                  7,541                   5,662
Investment in Impac Commercial Holdings, Inc.                                            6,726                  17,985
Due from affiliates                                                                      6,706                  16,679
Other assets                                                                             3,254                   2,679
                                                                          ---------------------   ---------------------

                                                                          $          2,115,748    $          1,752,812
                                                                          =====================   =====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CMO borrowings                                                            $          1,198,074    $            741,907
Reverse repurchase agreements                                                          619,238                 755,559
Other borrowings                                                                         9,715                       -
Due to affiliates                                                                       39,552                  12,421
Accrued dividends payable                                                               12,033                  10,371
Other liabilities                                                                        5,721                   3,524
                                                                          ---------------------   ---------------------
     Total liabilities                                                               1,884,333               1,523,782
                                                                          ---------------------   ---------------------

Stockholders' Equity:
Preferred Stock; $.01 par value; 10 million shares authorized; none
  issued or outstanding at September 30, 1998 and at December 31, 1997                       -                       -
Common Stock; $.01 par value; 50 million shares authorized;
  24,549,840 and 22,545,664 shares issued and outstanding at
  September 30, 1998 and at December 31, 1997                                              246                     225
Additional paid-in capital                                                             314,225                 283,012
Accumulated other comprehensive loss                                                    (1,354)                 (5,116)
Cumulative dividends declared                                                          (79,080)                (43,927)
Notes receivable from common stock sales                                                  (954)                 (1,330)
Retained earnings                                                                       (1,668)                 (3,834)
                                                                          ---------------------   ---------------------
     Total stockholders' equity                                                        231,415                 229,030
                                                                          ---------------------   ---------------------
                                                                          $          2,115,748    $          1,752,812
                                                                          =====================   =====================



                    See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)


                                                                        For the Three Months         For the Nine Months
                                                                        Ended September 30,          Ended September 30,
                                                                    ----------------------------------------------------------
                                                                         1998           1997          1998           1997
                                                                    ---------------------------- -----------------------------

Revenues:
   Interest income                                                  $     45,916  $      29,557  $    127,591  $       76,709
   Equity in net earnings (loss) of Impac Funding Corporation             (7,860)         2,429        (3,912)          6,132
   Equity in net earnings (loss) of Impac Commercial Holdings, Inc.       (1,840)           403          (998)           (778)
   Mark-to-market loss on loans held-for-sale                             (1,200)             -        (1,200)              -
   Fee and other income                                                    1,366            378         3,225             788
   Gain on sale of securities                                                  -              -             -             648
                                                                    ------------- -------------- ------------- ---------------
                                                                          36,382         32,767       124,706          83,499
                                                                    ------------- -------------- ------------- ---------------
Expenses:
   Interest on CMO borrowings and reverse repurchase agreements           34,240         21,790        94,632          54,816
   Write-down on investment securities available-for-sale                 11,584              -        12,825               -
   Loss on equity investment                                               9,076              -         9,076               -
   General and administrative and other expense                              893            227         1,811             530
   Professional services                                                     748            212         1,604             758
   (Gain) loss on sale of other real estate owned                            610           (144)          120            (121)
   Personnel expense                                                         139            135           373             227
   Advisory fees                                                               -          1,485             -           4,313
   Provision for loan losses                                                (292)         1,868         2,099           4,243
                                                                    ------------- -------------- ------------- ---------------
                                                                          56,998         25,573       122,540          64,766
                                                                    ------------- -------------- ------------- ---------------
Net earnings (loss)                                                 $    (20,616) $       7,194  $      2,166  $       18,733
                                                                    ============= ============== ============= ===============

Weighted average shares outstanding - basic                               24,351         15,621        23,699          14,738
                                                                    ============= ============== ============= ===============

Weighted average shares outstanding - diluted                             24,351         15,836        23,871          14,947
                                                                    ============= ============== ============= ===============

Net earnings (loss) per share - basic                               $      (0.85) $        0.46  $       0.09  $         1.27
                                                                    ============= ============== ============= ===============

Net earnings (loss) per share - diluted                             $      (0.85) $        0.45  $       0.09  $         1.25
                                                                    ============= ============== ============= ===============

Dividends declared per common share                                 $       0.49  $        0.43  $       0.97  $         1.22
                                                                    ============= ============== ============= ===============

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                               For the Nine Months Ended September 30,
                                                                                      1998                    1997
                                                                            -----------------------  ----------------------
Cash flows from operating activities:
 Net earnings                                                               $                2,166   $             18,733
 Adjustments to reconcile net earnings to net cash provided by operating activities:
     Equity in net earnings (loss) of Impac Funding Corporation                              3,912                 (6,132)
     Equity in net loss of Impac Commercial Holdings, Inc.                                     998                    778
     Loss on equity investment in Impac Commercial Holdings, Inc.                            9,076                      -
     Mark-to-market loss on mortgage loans held-for-sale                                     1,200                      -
     Provision for loan losses                                                               2,099                  4,243
     Depreciation and amortization                                                             458                     25
     Net change in accrued interest receivable                                               3,742                 (4,968)
     Net change in other assets and liabilities                                             34,547                (23,011)
                                                                            -----------------------  ----------------------
       Net cash provided by (used in) operating activities                                  58,198                (10,332)
                                                                            -----------------------  ----------------------
Cash flows from investing activities:
 Net change in CMO collateral                                                             (501,650)              (192,643)
 Net change in finance receivables                                                         (29,570)                60,942
 Net change in mortgage loans held-for-investment                                          225,410               (105,244)
 Increase in mortgage loans held-for-sale                                                  (62,381)                     -
 Proceeds from sale of other real estate owned, net                                          8,746                 (8,111)
 Purchase of investment securities available-for-sale                                      (64,589)               (19,295)
 Sale of investment securities available-for-sale                                            5,303                  9,637
 Net principal reductions on investment securities available-for-sale                        6,152                  2,635
 Write-down of investment securities available-for-sale                                     12,825                      -
 Purchase of premises and equipment                                                         (1,318)                   (64)
 Contributions to Impac Funding Corporation                                                      -                 (8,910)
 Contributions to Impac Commercial Holdings, Inc.                                                -                (15,123)
 Dividends from Impac Commercial Holdings, Inc.                                              1,184                      -
                                                                            -----------------------  ----------------------
    Net cash used in investing activities                                                 (399,888)              (276,176)
                                                                            -----------------------  ----------------------
Cash flows from financing activities:
 Net change in reverse repurchase agreements and other borrowings                         (126,606)                41,578
 Proceeds from CMO borrowings                                                              767,355                521,054
 Repayments of  CMO borrowings                                                            (311,188)              (350,422)
 Dividends paid                                                                            (33,491)               (16,585)
 Proceeds from exercise of stock options                                                       108                    701
 Net proceeds from stock issued through structured equity shelf                              3,289                      -
 Proceeds from dividend reinvestment  and stock purchase plan                               27,837                 20,970
 Proceeds from public stock offering                                                             -                 83,065
 Advances to purchase common stock, net of principal reductions                                376                  (556)
                                                                            -----------------------  ----------------------
     Net cash provided by financing activities                                             327,680                299,805
                                                                            -----------------------  ----------------------
Net change in cash and cash equivalents                                                    (14,010)                13,297
Cash and cash equivalents at beginning of period                                            16,214                 22,610
                                                                            =======================  ======================
Cash and cash equivalents at end of period                                  $                2,204   $             35,907
                                                                            =======================  ======================

Supplementary information:
    Interest paid                                                           $               94,413   $             53,626
Non-cash transactions:
   Transfer of mortgage loans from held-for investment to held-for-sale     $               62,381   $                  -
   Dividends declared and unpaid                                                            12,033                 10,371
   Decrease in accumulated other comprehensive loss                                          3,762                    843

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


      Unless the context otherwise requires, references herein to the "Company"' refer to Impac Mortgage Holdings, Inc. (IMH) and its subsidiaries, IMH Assets Corporation (IMH Assets), Impac Warehouse Lending Group, Inc.
      (IWLG), IMH/ICH Dove St., LLC (Dove), and Impac Funding Corporation (together with its wholly-owned subsidiary, Impac Secured Assets Corporation, IFC), collectively. References to IMH refer to Impac Mortgage Holdings, Inc. as a separate entity from IMH Assets, IWLG, Dove and IFC.

      1. Basis of Financial Statement Presentation

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      The operations of IMH have been presented in the consolidated financial statements for the three and nine months ended September 30, 1998 and 1997 and include the financial results of IMH's equity interest in net earnings
      (loss) of IFC, IMH's equity interest in net earnings (loss) of Impac Commercial Holdings, Inc. (ICH), IMH's equity interest in net loss of Impac Commercial Capital Corporation (ICCC), prior to ICH's initial public offering (ICH IPO) on August 8, 1997, and results of operations of IMH, IMH Assets, IWLG and Dove as stand-alone entities, subsequent to the Company's initial public offering (IPO) on November 20, 1995.

      The results of operations of IFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations of the Company as "Equity in net earnings (loss) of Impac Funding Corporation." The results of operations of ICH, of which 9.8% of ICH's Common Stock is owned by IMH, are included in the results of operations of IMH as "Equity in net earnings (loss) of Impac Commercial Holdings." The results of operations of ICCC prior to the ICH IPO, of which 95% of the economic interest was owned by IMH, are included in the results of operations of IMH as a component of "Fee and other income."

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

      Long-Term  Investment  Operations.  The Long-Term  Investment  Operations,
      conducted by IMH and IMH Assets, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The principal differences between conforming loans and non-conforming loans include applicable loan-to-value ratios, credit and income histories of the mortgagors, documentation required for approval of the mortgagors, type of properties securing the mortgage loans, loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes.

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

      3. Summary of Significant Accounting Policies

      Method of Accounting

      The consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.

      Reclassifications

      Certain amounts in the consolidated financial statements as of and for the three and nine months ended September 30, 1997 have been reclassified to conform to the 1998 presentation.

      New Accounting Statements

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in the financial statements. SFAS No. 130 requires that items meeting the criteria of a component of comprehensive income (such as gains or losses on certain investments in debt and equity securities classified as available-for-sale), be shown in the financial statements as adjustments to reported net earnings to arrive at a disclosure of comprehensive income. SFAS No. 130 provides informative disclosure but does not and will not impact previously reported or future net earnings and earnings per share. The following table represents comprehensive income (in thousands):



                                                                   For the Three Months            For the Nine months
                                                                   Ended September 30,             Ended September 30,
                                                                ---------------------------    ----------------------------
                                                                1998          1997             1998           1997
                                                            -------------- ------------   --------------- -------------


Net earnings (loss)                                         $     (20,616)       7,194    $        2,166        18,733
Unrealized net (gain)/loss arising during period                      915        1,804              (528)          843
Realized net (gain)/loss included in income                         4,718            -             4,290          (648)
                                                            ============== ============   =============== =============
     Comprehensive income (loss)                            $     (14,983)       8,998    $        5,928        18,928
                                                            ============== ============   =============== =============

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

     In June 1998,  the FASB  issued SFAS No. 133,  "Accounting  for  Derivative
     Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
     (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. To date, the Company is still examining the impact of SFAS No. 133 and has not determined its effect on financial position and results of operations.

      4. Net Earnings (Loss) per Share

      Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed on the basis of the weighted average number of shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding for the period. The following tables represent the computation of basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997 (in thousands, except per share data):

                                                                              For the Three          For the Three
                                                                               Months Ended           Months Ended
                                                                            September 30, 1998     September 30, 1997
                                                                         -----------------------  ---------------------

             Numerator:
                  Numerator for basic earnings per share--
                       Net earnings (loss)                               $              (20,616) $               7,194
                                                                         ----------------------- ----------------------
             Denominator:
                  Denominator for basic earnings per share--                             24,351                 15,621
                       Weighted average number of common shares
                          Outstanding during the period
                       Net effect of dilutive stock options                                   -                    215
                                                                         ----------------------- ----------------------
                  Denominator for diluted earnings per share                             24,351                 15,836
                                                                         ======================= ======================

                  Net earnings (loss) per share--basic                   $                (0.85) $                0.46
                                                                         ======================= ======================

                  Net earnings (loss) per share--diluted                 $                (0.85) $                0.45
                                                                         ======================= ======================


      Common  stock   options  of  148,000  were   excluded  from  the  dilutive
      calculation of earnings per share as they were antidilutive for the quarter-ended September 30, 1998.

                                                                              For the Nine            For the Nine
                                                                              Months Ended            Months Ended
                                                                           September 30, 1998      September 30, 1997
                                                                        ----------------------- -----------------------
             Numerator:
                  Numerator for basic earnings per share--
                       Net earnings                                     $                2,166  $              18,733
                                                                        ----------------------- -----------------------

             Denominator:
                  Denominator for basic earnings per share--                            23,699                 14,738
                       Weighted average number of common shares
                          outstanding during the period
                       Net effect of dilutive stock options                                172                    209
                                                                        ----------------------- -----------------------

                  Denominator for diluted earnings per share                            23,871                 14,947
                                                                        ======================= =======================

                  Net earnings  per share--basic                        $                 0.09  $                1.27
                                                                        ======================= =======================

                  Net earnings per share--diluted                       $                 0.09  $                1.25
                                                                        ======================= =======================

      5. Mortgage Assets

      Mortgage Assets consist of investment securities available-for-sale, mortgage loans held-for-investment, CMO collateral, finance receivables and loans held-for-sale. At September 30, 1998 and December 31, 1997, Mortgage Assets consisted of the following (in thousands):


                                                                              September 30, 1998        December 31, 1997
                                                                           ----------------------  ---------------------
      Investment securities available-for-sale:
               Subordinated securities collateralized by mortgages        $               107,050  $              66,811
               Subordinated securities collateralized by other loans                        5,386                  5,316
               Net unrealized  losses                                                      (1,354)                (5,116)
                                                                          ------------------------ ----------------------
                    Carrying value                                        $               111,082  $              67,011
                                                                          ------------------------ ----------------------

      Loan Receivables:
      CMO collateral--
               CMO collateral, unpaid principal balance                                 1,237,713                762,939
               Unamortized net premiums on loans                                           42,694                 28,617
               Securitization expenses                                                     13,315                  3,337
                                                                          ------------------------ ----------------------
                    Carrying value                                                      1,291,722                794,893
      Finance receivables--
               Due from affiliates                                                        455,650                474,317
               Due from other mortgage banking companies                                  106,779                 58,784
                                                                          ------------------------ ----------------------
                    Carrying value                                                        562,429                533,101
      Mortgage loans held-for-investment--
               Mortgage loans held-for-investment, unpaid principal                        23,520                247,026
      balance
               Unamortized net premiums on loans                                            1,387                 10,691
                                                                          ------------------------ ----------------------
                    Carrying value                                                         24,907                257,717
      Mortgage loans held-for-sale--
               Mortgage loans held-for-sale, unpaid principal balance                      61,181                      -

                          Carrying value of Gross Loan Receivables                      1,940,229              1,585,711

      Allowance for loan losses                                                            (5,390)                (5,129)

                                                                          ------------------------ ----------------------
                           Carrying value of Net Loan Receivables                       1,934,849              1,580,582
                                                                          ------------------------ ----------------------

                            Total carrying value of Mortgage Assets       $             2,045,931  $           1,647,593
                                                                          ======================== ======================

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

      The following is financial information for IFC for the periods presented (in thousands):

                                 BALANCE SHEETS

                                                                  September 30, 1998             December 31, 1997
                                                               ------------------------       ----------------------
                              ASSETS
      Cash                                                     $                  1,382        $                 359
      Investment securities available-for-sale                                    7,098                        6,083
      Investment securities available-for-trading                                 5,297                            -
      Mortgage loans held-for-sale                                              464,921                      620,549
      Due from affiliates                                                        34,633                          969
      Mortgage servicing rights                                                  19,461                       15,568
      Accrued interest receivable                                                 3,235                        4,755
      Premises and equipment, net                                                 2,013                        1,788
      Other assets                                                                6,833                        6,873
                                                               --------------------------      =====================
                                                               $                544,873        $             656,944
                                                               ==========================      =====================
               LIABILITIES AND SHAREHOLDERS' EQUITY
      Borrowings from IWLG                                     $                432,659        $             458,066
      Other borrowings                                                           45,864                      149,144
      Due to affiliates                                                          27,419                        6,198
      Deferred revenue                                                           13,251                        7,048
      Other liabilities                                                           2,232                        9,092
                                                               --------------------------      ---------------------
              Total liabilities                                                 521,425                      629,548
                                                               --------------------------      ---------------------

      Shareholders' Equity:
      Preferred stock                                                            18,053                       18,053
      Common stock                                                                  182                          182
      Retained earnings                                                           5,213                        9,161
                                                               --------------------------      ---------------------
             Total shareholders' equity                                          23,448                       27,396
                                                               ==========================      =====================
                                                               $                544,873        $             656,944
                                                               ==========================      =====================


                            STATEMENTS OF OPERATIONS




                                                        For the Three Months Ended,        For the Nine Months Ended,
                                                               September 30,                      September 30,
                                                      --------------------------------- ----------------------------------
                                                           1998              1997             1998             1997
                                                      ----------------  --------------- ----------------- ----------------

     Revenues:
        Interest income                               $        15,673   $       14,839  $         40,330  $        32,004
        Mark to market loss on  mortgage loans                (21,041)               -           (21,041)               -
        Gain on sale of loans                                  10,061            5,280            18,932           14,378
        Loan servicing income                                   1,815            1,081             4,521            3,018
        Other income                                               63              211               374              505
                                                      ----------------  --------------- ----------------- ----------------
                                                                6,571           21,411            43,116           49,905
                                                      ----------------  --------------- ----------------- ----------------
     Expenses:
        Interest on borrowings from IWLG                       12,637           11,192            27,207           25,041
        Interest on other borrowings                            1,027                -             5,206                -
        Interest on borrowings from affiliates                    623            1,310             1,181            3,495
        Personnel expense                                       2,582            1,496             7,363            5,277
        Amortization of mortgage servicing rights               1,758              947             4,683            1,896
        General and administrative and other expense            1,658            1,090             3,943            1,930
        Provision for repurchases                                  26            1,131               366            1,548
                                                      ----------------  --------------- ----------------- ----------------
                                                               20,311           17,166            49,949           39,187
                                                      ----------------  --------------- ----------------- ----------------
     Earnings (loss) before income taxes                      (13,740)           4,245            (6,833)          10,718

     Income taxes (benefit)                                    (5,800)           1,792            (2,885)           4,525
                                                      ----------------  --------------- ----------------- ----------------
     Net earnings (loss)                              $       (7,940)   $        2,453  $         (3,948) $         6,193
                                                      ================  =============== ================= ================


      7.  Investment in Impac Commercial Holdings, Inc.

      Subsequent to the ICH IPO, the Company was entitled to 17.4% of the earnings losses of ICH through its ownership of 1,394,000 shares, or 9.8%, of the combined ICH voting Common Stock and ICH non-voting Class A Common Stock. To maintain its REIT status, the Company cannot own more than 9.8% of securities in any company at any time. When ICH issues additional shares of voting Common Stock, the Company's non-voting Class A Common Stock can be converted into ICH voting Common Stock on a one-for-one basis. Therefore, when ICH issued 2,000,000 additional shares of Common Stock through a secondary stock offering in June 1998, the Company converted its shares of ICH non-voting Class A Common Stock for ICH voting Common Stock not to exceed the 9.8% limit. As of the date of ICH's secondary stock offering, the Company was entitled to 13.9% of the earnings or losses of ICH through its ownership of 937,084 shares of ICH voting Common Stock and 456,916 shares of ICH non-voting Class A Common Stock. As such, the Company recorded its investment in ICH using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. On October 21, 1998, ICH repurchased from IMH 937,084 shares of Common Stock and 456,916 shares of Class A Common Stock at a price of $4.375 per share for a repurchase of $6.1 million, representing a loss to IMH of $9.1 million that was recorded in the third quarter of 1998.

      The following is financial information for ICH for the periods presented (in thousands):


                                 BALANCE SHEETS


                                                                            September 30, 1998     December 31, 1997
                                                                         ----------------------  ----------------------

                                   ASSETS
      Cash and cash equivalents                                          $               7,177   $              15,908
      Investment securities available-for-sale                                          16,807                  19,353
      Residual interest in securitization, held-for-trading                              9,232                   9,936
      Loan receivables:
           CMO collateral                                                              340,537                   4,255
           Finance receivables                                                         176,930                  95,711
           Commercial Mortgages held-for-investment                                     25,894                  62,790
           Allowance for loan losses                                                    (1,701)                   (564)
                                                                         ----------------------  ----------------------
              Net loan receivables                                                     541,660                 162,192

      Due from affiliates                                                               44,017                   1,592
      Premises and equipment, net                                                        8,906                   3,857
      Investment in Impac Commercial Capital Corporation                               (11,531)                  4,182
      Accrued interest receivable                                                        3,606                   1,361
      Other assets                                                                       1,616                     458
                                                                         ----------------------  ----------------------
                                                                         $             621,490   $             218,839
                                                                         ======================  ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
      CMO borrowings                                                     $             284,841   $               4,176
      Warehouse line agreements                                                        180,181                  90,374
      Reverse repurchase agreements                                                     13,895                   9,841
      Other borrowings                                                                   6,502                       -
      Due to affiliates                                                                 14,560                   8,067
      Other liabilities                                                                 10,352                   3,139
                                                                         ----------------------  ----------------------
           Total liabilities                                                           510,331                 115,597
                                                                         ----------------------  ----------------------

      Stockholders' Equity:
      Common stock                                                                          96                      73
      Class A common stock                                                                   5                       7
      Additional paid-in capital                                                       133,127                 104,761
      Accumulated other comprehensive loss                                                (930)                   (160)
          Cumulative dividends declared                                                (15,575)                 (4,250)
          Retained earnings                                                             (5,564)                  2,811
                                                                         ----------------------  ----------------------
           Total stockholders' equity                                                  111,159                 103,242
                                                                         ----------------------  ----------------------
                                                                         $             621,490   $             218,839
                                                                         ======================  ======================

                            STATEMENTS OF OPERATIONS


                                                                                                      For the period from
                                                     For the Three Months Ended,     For the Nine       January 15, 1997
                                                            September 30,            Months Ended       (commencement of
                                                    ------------------------------   September 30,     operations) through
                                                        1998            1997            1998           September 30, 1997
                                                    --------------  -------------- ---------------- -----------------------
      Revenues:
         Interest income                            $      11,258   $       2,457  $        25,736  $                3,810
         Equity in net earnings (loss) of Impac
            Commercial Capital Corporation                (14,837)            627          (15,714)                    627
         Rental and other income                              594              58            1,021                      58
                                                    --------------  -------------- ---------------- -----------------------
                                                           (2,985)          3,142           11,043                   4,495
                                                    --------------  -------------- ---------------- -----------------------
      Expenses:
         Interest expense on warehouse line and
            reverse repurchase agreements                   4,826             540           11,861                   1,206
         Interest expense on CMO borrowings                 2,124               -            2,259                       -
           Interest expense on other borrowings               (18)            205              593                     341
         Write-down of investment securities                1,085               -            1,085                       -
         Provision for loan losses                          1,020              22            1,137                      55
         General and administrative and
            other expense                                     997             277            1,898                     465
         Management advisory fees                             206               1              585                       1
         Stock compensation expense                             -               -                -                   2,697
                                                    --------------  -------------- ---------------- -----------------------
                                                           10,240           1,045           19,418                   4,765
                                                    --------------  -------------- ---------------- -----------------------

      Net earnings (loss)                           $     (13,225)   $      2,097  $        (8,375) $                 (270)
                                                    ==============  ============== ================ =======================


      8. Stockholders' Equity

      During the nine months ended September 30, 1998, the Company raised capital of $27.8 million from the sale of 1.8 million shares of Common Stock issued through its Dividend Reinvestment and Stock Purchase Plan (DRSPP) and $3.2 million from the sale of 206,400 shares of Common Stock issued through its Structured Equity Shelf program (SES).

      On September 28, 1998, the Company declared a third quarter dividend of $12.0 million, or $0.49 per share payable on October 26, 1998 to stockholders of record on October 9, 1998. However, on October 8, 1998 the Company announced that the third quarter dividend would be delayed and paid on January 6, 1999.

      On June 23, 1998, the Company declared a second quarter dividend of $11.8 million, or $0.49 per share. This dividend was paid on July 15, 1998 to stockholders of record on July 1, 1998.

      On March 30, 1998, the Company declared a first quarter dividend of $11.3 million, or $0.48 per share. This dividend was paid on April 24, 1998 to stockholders of record on April 9, 1998.

      9. Subsequent Events

      On October 7, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each outstanding share of common stock on October 19, 1998. The Rights are attached to the Company's common stock. For additional information regarding the Stockholder Rights Plan, refer to "Item 2. Management's Discussion of Financial Condition and Results of Operations-- Significant Transactions."

      On October 21, 1998, ICH repurchased from IMH 937,084 shares of Common Stock and 456,916 Class A Common Stock at a per share price of $4.375, based upon the closing price on October 19, 1998, for a total repurchase of $6.1 million. IMH recorded a loss of $9.1 million in the third quarter of 1998.On October 27, 1998, the Company sold to ICH its remaining 50% ownership interest in a commercial office building in Newport Beach, California. After the sale of its 50% ownership interest to ICH, the Company has no remaining ownership interest in the building. The Company recorded a gain of $1.6 million on the sale.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

      Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "should," "anticipate," "estimate," or "believe" or the negatives thereof or other variations thereon or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause a difference to occur include the effectiveness of the Stockholder Rights Plan, increased costs and delays related to Year 2000 compliance, the availability of suitable opportunities for the acquisition, ownership and dispositions of mortgage assets (which depend on the type of mortgage asset involved) and yields available from time to time on such mortgage assets, interest rates, changes in estimates of book basis and tax basis earnings, the availability of suitable financing and investments, and trends in the economy which affect confidence and demand on the Company's portfolio of mortgage assets.

      SIGNIFICANT TRANSACTIONS

      On September 25, 1998, the Company's Board of Directors authorized the Company to repurchase up to $5.0 million worth of the Company's common stock, $.01 par value, in open market purchases from time to time in the discretion of the Company's management; the timing and extent of the repurchases will depend on market conditions. The Company intends to effect such repurchases, if any, in compliance with the Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be canceled.

      On October 7, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each outstanding share of common stock. The dividend distribution was made on October 19, 1998, payable to stockholders of record on that date. The Rights are attached to the Company's common stock. The Rights will be exercisable and trade separately only in the event that a person or group acquires or announces the intent to acquire 10 percent or more of the Company's common stock. Each Right will entitle stockholders to buy one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $30.00. If the Company is acquired in a merger or other transaction after a person has acquired 10 percent or more of Company outstanding common stock, each Right will entitle the stockholder to purchase, at the Right's then-current exercise price, a number of the acquiring Company's common shares having a market value of twice such price. In addition, if a person or group acquires 10 percent or more of the Company's common stock, each Right will entitle the stockholder (other than the acquiring person) to purchase, at the Right's then-current exercise price, a number of shares of the Company's common stock having a market value of twice such price. Following the acquisition by a person of 10 percent or more of the Company's common stock and before an acquisition of 50 percent or more of the common stock, the Board of Directors may exchange the Rights (other than the Rights owned by such person) at an exchange ratio of one share of common stock per Right. Before a person or group acquires beneficial ownership of 10 percent or more of the Company's common stock, the Rights are redeemable for $.0001 per right at the option of the Board of Directors. The Rights will expire on October 19, 2008. The Rights distribution is not taxable to stockholders. The Rights are intended to enable all the Company stockholders to realize the long-term value of their investment in the Company. They will not prevent a takeover but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover.

      On October 21, 1998, ICH repurchased from IMH 937,084 shares of Common Stock and 456,916 Class A Common Stock at a per share price of $4.375, based upon the closing price on October 19, 1998, for a total repurchase of $6.1 million. IMH recorded a loss of $9.1 million in the third quarter of 1998.

      On October 27, 1998, the Company sold to ICH its remaining 50% ownership interest in a commercial office building in Newport Beach, California. After the sale of its 50% ownership interest to ICH, the Company has no remaining ownership interest in the building. The Company recorded a gain of $1.6 million on the sale.

      BUSINESS OPERATIONS

      Long-Term Investment Operations: During the nine months ended September 30, 1998, the Long-Term Investment Operations, conducted by IMH and IMH Assets, acquired $841.6 million of mortgages from IFC as compared to $533.4 million acquired during the same period in 1997. Mortgages purchased by the Long-Term Investment Operations during the first nine months of 1998 consisted of $616.4 million of fixed-rate mortgages ("FRMs") and $219.0 million of adjustable-rate mortgages ("ARMs") secured by first liens on residential property and $6.2 million of fixed-rate second trust deeds secured by residential property. For the first nine months of 1998, IMH Assets issued CMOs totaling $768.0 million as compared to CMOs totaling $348.0 million during the same period in 1997. As of September 30, 1998, the Long-Term Investment Operations portfolio of mortgage loans consisted of $1.3 billion of mortgage loans held in trust as collateral for CMOs and $24.9 million of mortgage loans held-for-investment of which approximately 56% were FRMs and 44% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of mortgage loans was 9.36% at September 30, 1998 with a weighted average margin of 4.67%. The portfolio of mortgage loans included 72% of "A" credit quality non-conforming mortgage loans and 28% of "B" and "C" credit quality, non-conforming mortgage loans, as defined by the Company. The Long-Term Investment Operations also sold $151.3 million of mortgage loans to IFC and $4.5 million of mortgage loans to third parties during the first nine months of 1998 as compared to zero during the same period in 1997. In addition, during the first nine months of 1998 the Long-Term Investment Operations acquired $64.6 million of securities created by IFC through the issuance of real estate mortgage investment conduits ("REMICs") as compared to $19.3 million during the same period in 1997. As of September 30, 1998, the Long-Term Investment Operations had $111.1 million of investment securities available-for-sale.

      Conduit Operations: The Conduit Operations, conducted by IFC, continues to support the Long-Term Investment Operations of the Company by supplying IMH and IMH Assets with mortgages for IMH's long-term investment portfolio. In acting as the mortgage conduit for the Company, IFC's mortgage acquisitions increased 27% to $1.9 billion during the first nine months of 1998 as compared to $1.5 billion of mortgages acquired during the same period in 1997. In addition, IFC securitized $927.9 million of mortgages and sold whole loans to third party investors totaling $315.6 million, resulting in gain on sale of loans of $18.9 million, during the first nine months of 1998. This compares to securitizations and whole loan sales to third parties of $1.1 billion, resulting in gain on sale of loans of $14.4 million, during the same period in 1997. IFC had deferred income of $13.3 million at September 30, 1998 as compared to $7.0 million at December 31, 1997. The increase in deferred income relates to the sale of $817.9 million in principal balance of mortgages to IMH during the first nine months of 1998, which are deferred and amortized or accreted over the estimated life of the loans. IFC's servicing portfolio increased 42% to $3.4 billion at September 30, 1998 as compared to $2.4 billion at September 30, 1997. The loan delinquency rate of mortgages in IFC's servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 5.21% at September 30, 1998 as compared to 4.29%, 3.20%, 3.05%, and 4.03% for the last four quarter-end periods. During the third quarter of 1998, 352 loans were removed from 90 days or more delinquent status of which 153 loans, or 43%, were reinstated, repurchased or paid-in-full ("cure rate").

      Warehouse Lending Operations: At September 30, 1998, the Warehouse Lending Operations, conducted by IWLG, had $811.4 million of warehouse lines of credit available to 36 borrowers, of which $669.6 million was outstanding thereunder, including $432.9 million outstanding to IFC, $122.7 million outstanding to the Long-Term Investment Operations, and $7.3 million outstanding to Walsh Securities, Inc. ("WSI"). James Walsh, Executive Vice President of WSI, is also a Director of IMH and ICH.

      RESULTS OF OPERATIONS; IMPAC MORTGAGE HOLDINGS, INC. THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

      Net Earnings

      The Company recorded a net loss of $(20.6) million, or $(0.85) per diluted share, on revenues of $36.4 million for the third quarter of 1998 as compared to net earnings of $7.2 million, or $0.45 per diluted share, on revenues of $32.8 million for the third quarter of 1997. The net loss for the third quarter of 1998 was primarily due to non-cash charges that required the Company and its subsidiaries to make certain write-downs of its mortgage loans, equity investments and investment securities available-for-sale portfolios. The non-cash charges included an impairment charge of $9.1 million on the Company's equity investment in ICH, which reflected the price at which the ICH common stock was sold on October 19, 1998, an impairment charge of $11.6 million on the Company's investment securities available-for-sale and a non-cash mark-to-market adjustment of $21.0 million at IFC, which represents losses on mortgage loans held-for-sale. The Company sold $250.4 million of mortgage loans in the fourth quarter of 1998 on a whole loan basis, which improved the Company's liquidity position and helped provide additional liquidity to protect the Company against any future margin calls on existing borrowings under its current warehouse lines of credit and reverse repurchase facilities that are secured by existing mortgage loans and mortgage-backed securities. In addition, net earnings were negatively affected during the third quarter of 1998 by an increase of $1.2 million in general and administrative and other expense and professional services, a mark-to-market loss on loans held-for-sale of $1.2 million, and an increase of $754,000 in loss on sale of other real estate owned as compared to the third quarter of 1997. However, while earnings were negatively affected by these items and by the non-cash charges recorded by the Company in the third quarter of 1998, earnings were positively affected by a $3.9 million increase in net interest income, a decrease of $2.2 million in provision for loan losses and a $1.5 million decrease in advisory fees as compared to the third quarter of 1997.

      Subsequent to quarter-end, the Company made significant changes in its business strategy and operations and completed various transactions that provided positive results in the Company's liquidity position.

      Business Strategy.

      The Company made changes in its business strategy to more effectively compete in the current market environment, including:

       Raising interest rates on its loan programs.
       Decreasing the amount of premium paid on its loan acquisitions. Reducing staffing levels by approximately 20% at IFC.

      While the Company expects that this decision will result in lower origination balances in the fourth quarter of 1998 and possibly into early 1999, the Company anticipates better results on the subsequent sale or securitization of its loans.

      Liquidity.

      The Company sold $250.4 million of mortgage loans and $8.9 million of mortgage-backed securities in order to generate liquidity and help the Company with any margin calls on current warehouse lines and reverse repurchase facilities backed by existing mortgage loans and mortgage-backed securities. The financial result of the sale of mortgage loans and mortgage-backed securities was in line with the mark-to-market charge taken in the third quarter of 1998. These sales generated net cash proceeds of $13.6 million after paying down the related warehouse line and reverse repurchase balances.

      The Company sold to ICH its remaining 50% ownership interest in a commercial office building in Newport Beach, California. After the sale of its 50% ownership interest to ICH, the Company has no remaining ownership interest in the building. The Company recorded a $1.6 million gain on the sale and repaid its outstanding borrowings on the property.

      Net Interest Income

      Net interest income increased 50% to $11.7 million during the third quarter of 1998 as compared to $7.8 million during the third quarter of 1997. Interest income is primarily interest on Mortgage Assets and includes interest income on cash and cash equivalents and due from affiliates. Interest expense is primarily borrowings on Mortgage Assets and includes interest expense on due to affiliates. The increase in net interest income was primarily the result of higher average Mortgage Assets, which increased 57% to $2.2 billion during the third quarter of 1998 as compared to $1.4 billion during the same period of 1997. However, net interest spread on Mortgage Assets decreased to 1.46% during the third quarter of 1998 as compared to 1.81% during the third quarter of 1997 as the yield on Mortgage Assets decreased to 8.06% as compared to 8.39%, respectively. The decrease in the net interest spread and the yield on Mortgage Assets was primarily the result of a decrease in the yield on CMO collateral, which represents the largest portion of Mortgage Assets on a weighted-average basis. The net interest spread on CMO collateral was 0.77% during the third quarter of 1998 as compared to 1.33% during the third quarter of 1997. The yield on borrowings on Mortgage Assets increased slightly to 6.60% during the third quarter of 1998 as compared to 6.58% during the third quarter of 1997. The Company expects that net interest income will be adversely affected by a reduction in mortgage loan originations.

      The   following   table   summarizes   average   balance,   interest   and
      weighted-average yield on Mortgage Assets and borrowings for the three months ended September 30, 1998 and 1997 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                              For the Three Months                 For the Three Months
                                                            Ended September 30, 1998             Ended September 30, 1997
                                                       -----------------------------------  -------------------------------------
                                                           Average                Weighted      Average                Weighted
                                                           Balance     Interest  Avg Yield      Balance     Interest   Avg Yield
                                                       ------------- ----------- ---------- -------------------------------------
                   MORTGAGE ASSETS
 Investment securities available-for-sale:
  Subordinated securities collateralized by mortgages   $    102,662  $   3,234      12.60% $    56,163 $    1,747       12.44%
  Subordinated securities collateralized by other loans        5,379        153      11.38        5,348        237       17.73
                                                        ------------- ----------            ----------- -----------
    Total investment securities available-for-sale           108,041      3,387      12.54       61,511      1,984       12.90
                                                        ------------- ----------            ----------- -----------
Loan receivables:
CMO collateral                                             1,374,131     25,256       7.35      744,916     14,110        7.58
Mortgage loans held-for-investment                            62,294      1,372       8.81       37,411        834        8.92
Finance receivables:
  Affiliated                                                 610,378     13,041       8.55      531,304     11,788        8.87
  Non-affiliated                                              93,581      2,225       9.51       36,164        892        9.87
                                                        ------------- ----------            ----------- -----------

     Total finance receivables                               703,959     15,266       8.67      567,468     12,680        8.94
                                                        ------------- ----------            ----------- -----------
        Total Loan Receivables                             2,140,384     41,894       7.83    1,349,795     27,624        8.19
                                                        ------------- ----------            ----------- -----------

      TOTAL MORTGAGE ASSETS                             $  2,248,425  $  45,281       8.06% $ 1,411,306 $   29,608        8.39%
                                                        ============= ==========            =========== ===========

                      BORROWINGS
CMO borrowings                                          $  1,277,826  $  21,027       6.58% $   693,822 $   10,834        6.25%
Reverse repurchase agreements - mortgages                    716,216     11,849       6.62      578,462     10,077        6.97
Reverse repurchase agreements - securities                    38,150        639       6.70       45,154        759        6.72
                                                        ------------  ----------            ----------- -----------
                 TOTAL BORROWINGS ON
                        MORTGAGE ASSETS                 $  2,032,192  $  33,515       6.60% $ 1,317,438 $   21,670        6.58%
                                                        ============  ==========            =========== ===========

                 NET INTEREST SPREAD                                                  1.46%                               1.81%

                 NET INTEREST MARGIN                                                  2.09%                               2.25%

      Interest Income on Mortgage Assets: Interest income on CMO collateral increased 79% to $25.3 million during the third quarter of 1998 as compared to $14.1 million during the third quarter of 1997 as average CMO collateral increased 88% to $1.4 billion as compared to $744.9 million, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $941.7 million which were collateralized by $965.4 million of mortgages held by the Long-Term Investment Operations since the end of the third quarter of 1997. Over 81%, or $768.0 million, of CMOs issued by the Long-Term Investment Operations since the end of the third quarter of 1997 were issued during the first nine months of 1998. The weighted-average yield on CMO collateral decreased to 7.35% during the third quarter of 1998 as compared to 7.58% during the third quarter of 1997. The decreases in the yield and net interest spread on CMO collateral during the third quarter of 1998 was primarily due to higher rates of mortgage loan prepayments and correspondingly higher rates of premium amortization expense as compared to the third quarter of 1997.

      Interest income on mortgage loans held-for-investment increased 68% to $1.4 million during the third quarter of 1998 as compared to $834,000 during the third quarter of 1997 as average mortgage loans held-for-investment increased 67% to $62.3 million as compared to $37.4 million, respectively. Since the Company did not issue CMOs during the third quarter of 1998, average mortgage loans held-for-investment increased during the third quarter of 1998 as compared to the third quarter of 1997. The weighted-average yield on mortgage loans held-for-investment decreased to 8.81% during the third quarter of 1998 as compared to 8.92% during the same period of 1997 due to higher rates of mortgage loan prepayments and correspondingly higher rates of premium amortization expense as compared to the third quarter of 1997.

      Interest income on finance receivables increased 20% to $15.3 million during the third quarter of 1998 as compared to $12.7 million during the third quarter of 1997 as average finance receivables increased 24% to $704.0 million as compared to $567.5 million, respectively. The increase in interest income on finance receivables was primarily the result of an increase of 159% in average finance receivables to non-affiliated mortgage banking companies to $93.6 million during the third quarter of 1998 as compared to $36.2 million during the third quarter of 1997. Interest income on finance receivables to non-affiliates increased 147% to $2.2 million during the third quarter of 1998 as compared to $892,000 during the third quarter of 1997. The weighted-average yield on non-affiliated finance receivables was 9.51% during the third quarter of 1998 as compared to 9.87% during the third quarter of 1997. Average finance receivables outstanding to affiliates increased 15% to $610.4 million during the third quarter of 1998 as compared to $531.3 million during the third quarter of 1997. Interest income on finance receivables to affiliates increased 10% to $13.0 million during the third quarter of 1998 as compared to $11.8 million during the third quarter of 1997. The weighted-average yield on affiliated finance receivables decreased to 8.55% during the third quarter of 1998 as compared to 8.87% during the third quarter of 1997. The overall weighted-average yield on finance receivables decreased to 8.67% during the third quarter of 1998 as compared to 8.94% during the third quarter of 1997.

      Interest income on investment securities available-for-sale increased 70% to $3.4 million during the third quarter of 1998 as compared to $2.0 million during the third quarter of 1997 as average investment securities available-for-sale, net of securities valuation allowance, increased 76% to $108.0 million as compared to $61.5 million, respectively. The increase in average securities available-for-sale during the third quarter of 1998 was the result of the Long-Term Investment Operations purchasing and retaining mortgage-backed securities of $16.9 million that were issued by IFC as REMICs. The weighted-average yield on investment securities available-for-sale decreased to 12.54% during the third quarter of 1998 as compared to 12.90% during the third quarter of 1997.

      Interest expense on borrowings: Interest expense on CMO borrowings increased 94% to $21.0 million during the third quarter of 1998 as compared to $10.8 million during the third quarter of 1997 as average borrowings on CMO collateral increased 87% to $1.3 billion as compared to $693.8 million, respectively. Average CMO borrowings increased as the Long-Term Investment Operations issued CMOs totaling $941.7 million since the end of the third quarter of 1997. The weighted-average yield of CMO borrowings increased to 6.58% during the third quarter of 1998 as compared to 6.25% during the third quarter of 1997. This increase was the result of the Company issuing fixed-rate CMOs totaling $583.0 million during the first nine months of 1998 at higher interest rates than the initial interest rates on variable-rate CMOs the Company has issued in the past. Although borrowing rates on the fixed-rate CMOs are generally higher than the initial interest rates on variable-rate CMOs, the Company receives a comparable interest rate spread on fixed-rate CMOs as it does on its variable-rate CMOs.

      Interest expense on reverse repurchase borrowings used to fund the acquisition of mortgage loans and finance receivables increased 17% to $11.8 million during the third quarter of 1998 as compared to $10.1 million during the third quarter of 1997. The average balance of these reverse repurchase agreements increased 24% to $716.2 million during the first quarter of 1998 as compared to $578.5 million during the third quarter of 1997. This increase was primarily related to an increase in finance receivables made to IFC as IMH's acquisition of mortgage loans from IFC were lower during the third quarter of 1998 as compared to the same period in 1997. The weighted-average yield of these reverse repurchase agreements increased to 6.62% during the third quarter of 1998 as compared 6.97% during the third quarter of 1997.

      The Company also uses mortgage-backed securities as collateral to borrow under reverse repurchase agreements to fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements decreased 16% to $639,000 during the third quarter of 1998 as compared to $759,000 during the third quarter of 1997. The average balance on these reverse repurchase agreements decreased 15% to $38.2 million during the third quarter of 1998 as compared to $45.2 million during the third quarter of 1997. This decrease was primarily the result of increased liquidity from other sources that reduced the Company's reliance on these borrowings as a funding source. The weighted-average yield of these reverse repurchase agreements decreased to 6.70% during the third quarter of 1998 as compared 6.72% during the third quarter of 1997.

      Earnings from IFC

      Equity in net earnings (loss) of IFC decreased to a loss of $(7.9) million during the third quarter of 1998 as compared to earnings of $2.4 million during the third quarter of 1997. IFC's earnings during the third quarter of 1998 decreased primarily due to a non-cash mark-to-market adjustment of $21.0 million, which represents losses on mortgage loans held-for-sale. Additionally, IFC's earnings were negatively affected by increases in personnel expense, amortization of mortgage servicing rights ("MSRs") and general and administrative expense, which was partially offset by increases in loan servicing income. The overall increase in operating expenses during the third quarter of 1998 as compared to the third quarter of 1997 was primarily the result of an increase in staffing and overhead as the Company's loan origination operations and loan servicing portfolio grew.

      Personnel expense increased 73% to $2.6 million during the third quarter of 1998 as compared to $1.5 million during the third quarter of 1997. The increase in personnel expense was primarily due to an increase in staff and incentive compensation. IFC increased staff 22% to 174 at September 30, 1998 as compared to 143 at September 30, 1997. However, subsequent to quarter-end, the Company reduced staffing at IFC by approximately 20% to 140 employees.

      Amortization of MSRs increased to $1.8 million during the third quarter of 1998 as compared to $947,000 during the third quarter of 1997 due to continued growth of IFC's servicing portfolio. Since September 30, 1997, the Company has securitized $1.6 billion in principal balance of mortgage loans and, accordingly, has capitalized MSRs related to those securitizations which are amortized over the estimated life of the loans.

      Loan servicing income increased as IFC generally retains servicing rights on mortgages acquired resulting in an increase of 42% in IFC's servicing portfolio to $3.4 billion at September 30, 1998 as compared to $2.4 billion at September 30, 1997.

      The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC.

      Earnings from ICH

      Equity in net earnings (loss) of ICH decreased to a loss of $(1.8) million for the third quarter of 1998 as compared to earnings of $403,000 for the third quarter of 1997 primarily due to an impairment charge of $1.1 million on its residual interest in securitization and a decrease in net earnings (loss) of Impac Commercial Capital Corporation, the conduit operations of ICH, due to a non-cash charge of $15.0 million related to a mark-to-market adjustment on loans held-for-sale. The Company recorded equity in net earnings (loss) in ICH through the Company's ownership of 9.8% of ICH's voting common stock and 100% of class A non-voting common stock. Subsequently, in October 1998, ICH repurchased 937,084 shares of common stock and 456,916 shares of class A common stock, which represented all ICH stock that IMH owned.

General and Administrative and Other Expense

      General and administrative and other expense increased to $893,000 during the third quarter of 1998 as compared to $227,000 during the third quarter of 1997. The increase in general and administrative expense was primarily related to property expense on a commercial office building in which the Company had a 50% ownership interest prior to quarter-end and an increase in professional services. Property expense increased to $458,000 during the third quarter of 1998 as compared to $30,000 during the third quarter of 1997. Subsequent to quarter-end, the Company sold to ICH its remaining 50% ownership interest. Professional services increased to $748,000 during the third quarter of 1998 as compared to $212,000 during the third quarter of 1997. Professional services includes legal and public accounting and tax work performed for the Company.

      Advisory Fees

      Earnings were positively affected by a reduction in advisory fees resulting from the Company's buyout of its management agreement with Imperial Credit Advisors, Inc. ("ICAI") in December 1997. As a result of the buyout, there were no advisory fees paid by IMH during the third quarter of 1998 as compared to $1.5 million in advisory fees paid by IMH during the third quarter of 1997.

      Provision for Loan Losses

      The Company recorded loan loss provisions (recoveries) of $(292,000) during the third quarter of 1998 as compared to $1.9 million during the third quarter of 1997. The amount provided for loan losses during the third quarter of 1998 decreased primarily due to the reduction in exposure to future losses through the sale of delinquent loans and the transfer of certain loans from the held-for-investment to the held-for-sale portfolio, which resulted in a mark-to-market adjustment of $1.2 million.

      Credit Exposures

      The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables which includes loans held-for-investment, CMO collateral and finance receivables was 0.29% at September 30, 1998 as compared to 0.32% at December 31, 1997. The allowance for loan losses as a percentage of Gross Loan Receivables decreased by accelerated loan charge-offs from the sale of delinquent loans, resulting in losses of $1.1 million during 1998, which was charged against the allowance. The Company sold delinquent loans in order to reduce the Company's overall exposure to delinquent loans and future loan losses. Excluding the loss on sale of delinquent loans, the allowance for loan losses as a percentage of Gross Loan Receivables would have been 0.35% at September 30, 1998. The allowance for loan losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for any known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay. The Company recorded losses on the disposition of real estate owned of $610,000 during the third quarter of 1998 as compared to gains on disposition of real estate owned of $144,000 during the third quarter of 1997.

      RESULTS OF OPERATIONS; IMPAC MORTGAGE HOLDINGS, INC.
      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      Net Earnings

      Net earnings for the nine months ended September 30, 1998 was $2.2 million, or $0.09 per basic and diluted common share, as compared to net earnings of $18.7 million, or $1.25 per diluted common share, for the same period of 1997. The net earnings for the first nine months of 1998 was primarily due to non-cash charges that required the Company and its subsidiaries to make certain write-downs of its mortgage loans, equity investments and investment securities available-for-sale portfolios. The non-cash charges included an impairment charge of $9.1 million on the Company's equity investment in ICH, which reflected the price at which the ICH common stock was sold on October 19, 1998, an impairment charge of $12.8 million on the Company's investment securities available-for-sale and a non-cash mark-to-market adjustment of $21.0 million at IFC, which represents losses on mortgage loans held-for-sale. The Company sold $250.4 million of mortgage loans in the fourth quarter of 1998 on a whole loan basis which improved the Company's liquidity position and helped provide additional liquidity to protect the Company against future margin calls on existing borrowings under its current warehouse lines of credit and reverse repurchase facilities that are secured by existing mortgage loans and mortgage-backed securities. In addition, net earnings were negatively affected during the first nine months of 1998 by an increase of $2.2 million in general and administrative and other expense and professional services and a mark-to-market loss on loans held-for-sale of $1.2 million. However, while earnings were negatively affected by these items and by the non-cash charges recorded by the Company in the third quarter of 1998, earnings were positively affected by a $11.1 million increase in net interest income, a $4.3 million decrease in advisory fees and a decrease of $2.1 million in provision for loan losses during the first nine months of 1998 as compared to the same period of 1997.

      Tax Basis Earnings

      The Company's estimated tax basis earnings for the nine months ended September 30, 1998 was approximately $21.2 million, or $0.89 basic and diluted earnings per common share. Tax basis earnings is calculated by adjusting the Company's book basis earnings by various differences between book basis earnings and tax basis earnings. Differences between book basis earnings and tax basis earnings are estimates that are derived from management's best knowledge as of September 30,1998. Actual tax basis earnings may differ materially from current estimates. As of September 30, 1998, the Company declared or paid dividends for the 1998 tax year totaling $37.9 million. Therefore, total dividends declared or paid for the 1998 tax year exceed estimated tax basis earnings by $16.7 million, or $0.70 per basic and diluted common share.

      Net Interest Income

      Net interest income increased 51% to $33.0 million during the first nine months of 1998 as compared to $21.9 million during the same period in 1997. Interest income is primarily interest on Mortgage Assets and includes interest income on cash and cash equivalents and due from affiliates. Interest expense is primarily borrowings on Mortgage Assets and includes interest expense on due to affiliates. The increase in net interest income was primarily the result of higher average Mortgage Assets, which increased 75% to $2.1 billion during the first nine months of 1998 as compared to $1.2 billion during the same period of 1997. However, net interest spread on Mortgage Assets decreased to 1.51% during the first nine months of 1998 as compared to 1.80% during the same period of 1997 as the yield on Mortgage Assets decreased to 8.14% as compared to 8.19%, respectively. The decrease in the net interest spread and the yield on Mortgage Assets was primarily the result of a decrease in the yield on CMO collateral, which represents the largest portion of Mortgage Assets on a weighted-average basis. The net interest spread on CMO collateral was 0.78% during the first nine months of 1998 as compared to 1.39% during the first nine months of 1997. The yield on borrowings on Mortgage Assets increased to 6.63% during the first nine months of 1998 as compared to 6.39% during the first nine months of 1997.

      The following table summarizes average balance, interest and weighted-average yield on Mortgage Assets and borrowings for the nine months ended September 30, 1998 and 1997 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):




                                                                    For the Nine Months                For the Nine Months
                                                                 Ended September 30, 1998            Ended September 30, 1997
                                                             ---------------------------------- -----------------------------------
                                                               Average                  Weighted     Average               Weighted
                                                               Balance       Interest   Avg Yield     Balance    Interest Avg Yield
                                                             ------------- ----------- ----------- ----------- ---------- ----------

                            MORTGAGE ASSETS
     Investment securities available-for-sale:
        Subordinated securities collateralized by mortgages   $     86,944 $    7,986     12.25%    $    56,174  $   5,288    12.55%

        Subordinated securities collateralized by other loans        5,356        533     13.27           6,183        802    17.29
                                                              ------------ ----------               -----------  ----------
           Total investment securities available-for-sale           92,300      8,519     12.31          62,357      6,090    13.02
                                                              ------------ -----------              -----------  ----------
     Loan receivables:
     CMO collateral                                              1,245,516     69,446      7.43         600,988     34,338     7.62
     Mortgage loans held-for-investment                            188,799     13,089      9.24         151,163      8,251     7.28
     Finance receivables:
        Affiliated                                                 445,504     28,520      8.54         400,945     25,556     8.50
        Non-affiliated                                              83,188      5,944      9.53          25,627      1,953    10.16
                                                              ------------ ----------               -----------  ----------
           Total finance receivables                               528,692     34,464      8.69         426,572     27,509     8.60
                                                              ------------ ----------               -----------  ----------
               Total Loan Receivables                            1,963,007    116,999      7.95       1,178,723     70,098     7.93
                                                              ============ ==========               ===========  ==========
                 TOTAL MORTGAGE ASSETS                        $  2,055,307 $  125,518      8.14%    $ 1,241,080  $  76,188     8.19%

                                                              ============ ==========               ===========  ==========

                              BORROWINGS
     CMO borrowings                                           $  1,156,748 $   57,714      6.65%    $  564,001   $  26,362     6.23%

     Reverse repurchase agreements - mortgages                     668,176     33,109      6.61        547,274      26,849     6.54
     Reverse repurchase agreements - securities                     25,687      1,249      6.48         30,646       1,484     6.46
                                                              ------------ ----------               ----------   ----------
                 MORTGAGE ASSETS                              $  1,850,611 $   92,072      6.63%    $1,141,921   $  54,695     6.39%

                                                              ============ ==========               ==========   ==========

                          NET INTEREST SPREAD                                              1.51%                               1.80%


                          NET INTEREST MARGIN                                              2.17%                               2.31%


      Interest income on Mortgage Assets: Interest income on CMO collateral increased 102% to $69.4 million during the first nine months of 1998 as compared to $34.3 million during the same period in 1997 as average CMO collateral increased 100% to $1.2 billion as compared to $601.0 million, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $941.7 million which were collateralized by $965.4 million of mortgages held by the Long-Term Investment Operations since the end of the third quarter of 1997. Over 82%, or $768.0 million, of CMOs issued by the Long-Term Investment Operations since September 30, 1997 were issued during the first nine months of 1998. The weighted-average yield on CMO collateral decreased to 7.43% during the first nine months of 1998 as compared to 7.62% during the same period in 1997. The decrease in the yield on CMO collateral during the first nine months of 1998 was primarily due to higher rates of mortgage loan prepayments and correspondingly higher rates of premium amortization expense as compared to the first nine months of 1997.

      Interest income on mortgage loans held-for-investment increased 58% to $13.1 million during the first nine months of 1998 as compared to $8.3 million during the same period in 1997 as average mortgage loans held-for-investment increased 25% to $188.8 million as compared to $151.2 million, respectively. The increase in average mortgage loans held-for-investment was the result of the Long-Term Investment Operations acquiring $817.9 million in principal balance of mortgages from IFC during the first nine months of 1998 as compared to $508.8 million in principal balance of mortgages during the first nine months of 1997. The weighted-average yield on mortgage loans held-for-investment increased to 9.24% during the first nine months of 1998 as compared to 7.28% during the same period in 1997.

      Interest income on finance receivables increased 25% to $34.5 million during the first nine months of 1998 as compared to $27.5 million during the same period in 1997 as average finance receivables increased 24% to $528.7 million as compared to $426.6 million, respectively. The increase was primarily the result of an increase of 225% in average finance receivables to non-affiliated mortgage banking companies to $83.2 million during the first nine months of 1998 as compared to $25.6 million during the same period in 1997. Interest income on finance receivables to non-affiliates increased 195% to $5.9 million during the third quarter of 1998 as compared to $2.0 million during the third quarter of 1997. The weighted-average yield on non-affiliated finance receivables decreased to 9.53% during the first nine months of 1998 as compared to 10.16% during the same period in 1997. Average finance receivables outstanding to affiliates increased 11% to $445.5 million during the first nine months of 1998 as compared to $400.9 million during the same period in 1997 primarily as a result of increased loan acquisitions by IFC. IFC's mortgage acquisitions increased 27% to $1.9 billion during the first nine months of 1998 as compared to $1.5 billion during the same period in 1997. Interest income on finance receivables to affiliates increased 11% to $28.5 million during the third quarter of 1998 as compared to $25.6 million during the third quarter of 1997. The weighted-average yield on affiliated finance receivables increased to 8.54% during the first nine months of 1998 as compared to 8.50% during the same period in 1997. The overall weighted-average yield on finance receivables increased to 8.69% during the first nine months of 1998 as compared to 8.60% during the same period in 1997.

      Interest income on investment securities available-for-sale increased 39% to $8.5 million during the first nine months of 1998 as compared to $6.1 million during the same period in 1997 as average investment securities available-for-sale, net of securities valuation allowance, increased 48% to $92.3 million as compared to $62.4 million, respectively. The increase in average securities available-for-sale during the first nine months of 1998 was the result of the Long-Term Investment Operations purchasing and retaining mortgage-backed securities of $64.6 million that were issued by IFC as REMICs. The weighted-average yield on investment securities available-for-sale decreased to 12.31% during the first nine months of 1998 as compared to 13.02% during the first nine months of 1997.

      Interest expense on borrowings: Interest expense on CMO borrowings increased 119% to $57.7 million during the first nine months of 1998 as compared to $26.4 million during the same period in 1997 as average borrowings on CMO collateral increased 113% to $1.2 billion as compared to $564.0 million, respectively. Average CMO borrowings increased as the Long-Term Investment Operations issued CMOs totaling $941.7 million since the end of the third quarter in 1997. The weighted-average yield of CMO borrowings increased to 6.65% during the first nine months of 1998 as compared 6.23% during the same period of 1997. This increase is the result of the Company issuing fixed-rate CMOs totaling $583.0 million during the first nine months of 1998 at higher interest rates than the initial interest rates on variable-rate CMOs the Company has issued in the past. Although borrowing rates on the fixed-rate CMOs are generally higher than the initial interest rates on variable-rate CMOs, the Company receives a comparable interest rate spread on fixed-rate CMOs as it does on its variable-rate CMOs.

      Interest expense on reverse repurchase borrowings used to fund the acquisition of mortgage loans and finance receivables increased 24% to $33.1 million during the first nine months of 1998 as compared to $26.8 million during the same period in 1997. The average balance of these reverse repurchase agreements increased 22% to $668.2 million during the first nine months of 1998 as compared to $547.3 million during the same period in 1997. This increase was primarily related to an increase in finance receivables made to non-affiliated mortgage banking companies. The weighted-average yield of these reverse repurchase agreements increased to 6.61% during the first nine months of 1998 as compared 6.54% during the same period in 1997.

      The Company also uses mortgage-backed securities as collateral to borrow under reverse repurchase agreements to fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements decreased 20% to $1.2 million during the first nine months of 1998 as compared to $1.5 million during the same period in 1997. The average balance on these reverse repurchase agreements decreased 16% to $25.7 million during the first nine months of 1998 as compared to $30.6 million during the same period in 1997. This decrease was primarily the result of increased liquidity from other sources that reduced the
      Company's reliance on these borrowings as a funding source. The weighted-average yield of these reverse repurchase agreements increased to 6.48% during the first nine months of 1998 as compared to 6.46% during the same period in 1997.

      Earnings from IFC

      Equity in net earnings (loss) of IFC decreased to a loss of $(3.9) million during the first nine months of 1998 as compared to earnings of $6.1 million during the same period in 1997. IFC's earnings during the first nine months of 1998 decreased primarily due to a non-cash mark-to-market adjustment of $21.0 million, which represents losses on mortgage loans held-for-sale. Additionally, IFC's earnings were negatively affected by increases in personnel expense, amortization of mortgage servicing rights ("MSRs"), and general and administrative and other expense which was partially offset by increases in loan servicing income. The overall increase in operating expenses during the first nine months of 1998 as compared to the same period in 1997 was primarily the result of an increase in staffing and overhead as the Company's loan origination operations and loan servicing portfolio grew.

      Personnel expense increased 40% to $7.4 million during the first nine months of 1998 as compared to $5.3 million during the same period in 1997. The increase in personnel expense was primarily due to an increase in staff and incentive compensation. IFC increased staff 22% to 174 at
      September 30, 1998 as compared to 143 at September 30, 1997. However, subsequent to quarter-end the Company reduced staffing at IFC by approximately 20% to 140 employees.

      Amortization of MSRs increased to $4.7 million during the first nine months of 1998 as compared to $1.9 million during the the same period in 1997 due to continued growth of IFC's servicing portfolio. Since September 30, 1997, the Company has securitized $1.6 billion in principal balance of mortgage loans and, accordingly, has capitalized MSRs related to those securitizations which are amortized over the estimated life of the loans.

      Loan servicing income increased as IFC generally retains servicing rights on mortgages acquired resulting in an increase of 42% in IFC's servicing portfolio to $3.4 billion at September 30, 1998 as compared to $2.4 billion at September 30, 1997.

      Earnings from ICH

      Equity in net earnings (loss) of ICH decreased to a loss of $(1.0) million during the first nine months of 1998 as compared to a loss of $(778,000) for the period from January 15, 1997 (commencement of operations) through September 30, 1997 primarily due to an impairment charge of $1.1 million on its residual interest in securitization and a decrease in net earnings
      (loss) of Impac Commercial Capital Corporation, the conduit operations of ICH, due to a non-cash charge of $15.0 million related to a mark-to-market adjustment on loans held-for-sale. The Company recorded equity in net earnings (loss) in ICH through the Company's ownership of 9.8% of ICH's voting common stock and 100% of class A non-voting common stock. Subsequently, in October 1998, ICH repurchased 937,084 shares of common stock and 456,916 shares of class A common stock, which represented all ICH common stock that IMH owned.

      General and Administrative and Other Expense

      General and administrative and other expense increased to $1.8 million during the first nine months of 1998 as compared to $530,000 during the same period of 1997. The increase in general and administrative and other expense was primarily related to property expense on a commercial office building in which the Company had a 50% ownership interest prior to quarter-end. Property expense increased to $793,000 during the first nine months of 1998 as compared to $30,000 during the same period of 1997. Subsequent to quarter-end, the Company sold to ICH its remaining 50% ownership interest. Professional services increased to $1.6 million during the first nine months of 1998 as compared to $758,000 during the same period of 1997. Professional services includes legal and public accounting and tax work performed for the Company.

      Advisory Fees

      Earnings were positively affected by a reduction in advisory fees resulting from the Company's buyout of its management agreement with ICAI in December 1997. As a result of the buyout, there were no advisory fees paid by IMH during the first nine months of 1998 as compared to $4.3 million in advisory fees paid by IMH during the same period of 1997.

      Provision for Loan Losses

      Provision for loan losses decreased 50% to $2.1 million as compared to $4.2 million during the first nine months of 1998 and 1997. The amount provided for loan losses during the third quarter of 1998 decreased primarily due to the reduction in exposure to future losses through the sale of delinquent loans and the transfer of certain loans from the held-for-investment to the held-for-sale portfolio, which resulted in a mark-to-market adjustment of $1.2 million.


      LIQUIDITY AND CAPITAL RESOURCES

      Overview. The Company's business operations are primarily funded from monthly interest and principal payments from its mortgage loan and investment securities portfolios, reverse repurchase agreements secured by mortgage loans and mortgage-backed securities, adjustable- and fixed-rate CMO financing, proceeds from the sale of mortgage loans and the issuance of REMICs, short-term unsecured borrowings and proceeds from the issuance of Common Stock through secondary stock offerings, DRSSP, and SES. The acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, reverse repurchase agreements, CMO financing, short-term unsecured borrowings and proceeds from the sale of Common Stock. The acquisition of mortgage loans by the Conduit Operations are funded from reverse repurchase agreements, the sale of mortgage loans and mortgage-backed securities, and the issuance of REMICs. Short-term financing (finance receivables) provided by the Warehouse Lending Operations are funded from reverse repurchase agreements and proceeds from the sale of Common Stock. The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

      During the third quarter of 1998, the deterioration of the mortgage-backed securities market created a lack of liquidity for the Company as the Company's lenders made margin calls on their warehouse and reverse repurchase lines. Margin calls result from the Company's lenders evaluating the market value of underlying collateral securing the warehouse lines of credit and requiring additional equity or collateral on the warehouse lines. These margin calls resulted in the Company delaying its third quarter dividend and selling mortgage loans and mortgage-backed securities. Subsequent to quarter-end, the Company completed the sale of $250.4 million of mortgage loans and $8.9 million of mortgage-backed securities, which increased the Company's liquidity by $13.6 million after paying down the related warehouse line and reverse repurchase agreements. Future cash flows will be negatively impacted by the deterioration of the mortgage-backed securities market and the subsequent sale of mortgage loans and mortgage-backed securities as the Company will not benefit from positive cash flows created by these financial instruments.

      By selling mortgage loans, the Company reduced its exposure to margin calls on existing borrowings under its current warehouse lines and repurchase facilities by paying down outstanding borrowings on these facilities. In addition, the Company expects loan originations will decrease in the fourth quarter of 1998 and possibly through the first quarter of 1999 and reduce borrowing needs during this period of market volatility. The Company also expects that the reduction in staff in the fourth quarter of 1998 will provide additional liquidity from operating activities.

      Even with the sale of mortgage loans and mortgage-backed securities, the Company does not believe its current operating cash flows are sufficient to fund the growth of its mortgage loan and investment securities portfolios, lending activities, repayment of short-term obligations and payment of cash dividends due to exposure to margin calls on its warehouse line and reverse repurchase agreements. The Company continues to explore alternatives for increasing liquidity through additional asset sales and capital raising efforts. However, no assurances can be given that such alternatives will be available, or if available, under comparable rates and terms as currently exist.

      Long-Term Investment Operations: The Long-Term Investment Operations uses CMO borrowings to finance substantially all of its mortgage loan portfolio. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. At September 30, 1998, the Long-Term Investment Operations had $1.2 billion of CMO borrowings used to finance $1.3 billion of CMO collateral.

      IMH has a credit arrangement with ICH whereby ICH agreed to advance to IMH up to maximum amount of $15.0 million. The agreement expires on August 8, 1999. Advances under the credit arrangement are at an interest rate and maturity determined at the time of each advance with interest and principal paid monthly. As of September 30, 1998 and December 31, 1997, there were $6.9 million and none outstanding under the credit arrangement. Interest expense recorded by IMH for the nine months ended September 30, 1998 and September 30, 1997 related to such advances to ICH was approximately $259,000 and none, respectively.

      IMH has a credit arrangement with ICH whereby IMH agreed to advance to ICH up to maximum amount of $15.0 million. The agreement expires on August 8, 1999. Advances under the revolving credit arrangement are at an interest rate and maturity determined at the time of each advance with interest and principal paid monthly. As of September 30, 1998 and December 31, 1997, there were no borrowings under the credit arrangement. Interest income recorded by IMH related to such borrowings from ICH for the nine months ended September 30, 1998 and 1997 was approximately $43,000 and none, respectively.

      IMH entered into a revolving credit arrangement with a commercial bank whereby IMH can borrow up to maximum amount of $10.0 million for general working capital needs. The revolving credit agreement expires on March 29, 1999. Advances under the revolving credit arrangement are at an interest rate of prime plus 0.25%. Interest is paid monthly and as an open-ended revolving line of credit there is no set principal payment schedule. As of September 30, 1998, IMH's outstanding borrowings under the revolving credit arrangement was $9.7 million.

      The Long-Term Investment Operations may pledge mortgage-backed securities as collateral to borrow funds under reverse repurchase agreements. The terms under these reverse repurchase agreements are generally for 30 days with interest rates ranging from the one-month London Interbank Offered Rate ("LIBOR") plus 0.45% to 2.00% depending on the type of collateral provided. As of September 30, 1998, the Long-Term Investment Operations
      had $35.4 million outstanding under these reverse repurchase agreements which were secured by $111.1 million in fair market value of mortgage-backed securities.

      In October 1998, the Company sold to ICH its remaining 50% ownership interest in its commercial office building, which resulted in a gain of $1.6 million and paid off the Company's outstanding borrowings on the property.

      During the nine months ended September 30, 1998, the Company raised capital of $27.8 million from the sale 1.8 million shares of Common Stock issued through its DRSPP and $3.2 million from the sale of 206,400 shares of Common Stock issued through its SES program.

      Conduit Operations: The Conduit Operations has entered into warehouse line agreements to obtain financing of up to $1.1 billion from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that IFC accumulates mortgage loans and until the mortgage loans are securitized and sold. The margins on the reverse repurchase agreements are based on the type of collateral provided and generally range from 95% to 100% of the fair market value of the collateral. The interest rates on the borrowings are indexed to Prime, which was 8.50% at September 30, 1998.

      As of September 30, 1998, the Conduit Operations had $45.9 million outstanding under a warehouse line facility from a major investment bank to finance the acquisition of high loan-to-value loans. As of September 30, 1998, the warehouse line facility expired. Subsequent to quarter-end, the Conduit Operations sold the remaining high loan-to-value loans, whereby the proceeds from the sale were used to pay off borrowings on the warehouse line facility.

      During the nine months ended September 30, 1998, the Conduit Operations securitized $927.9 million of mortgage loans as REMICs and sold $315.6 million in principal balance of mortgage loans to third-party investors. In addition, IFC sold $817.9 million in principal balance of mortgage loans to the Long-Term Investment Operations during the nine months ended September 30, 1998. By securitizing and selling loans on a periodic and consistent basis the warehouse financing facilities were sufficient to handle IFC's liquidity needs during the nine months ended September 30,1998.

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

      The following table presents information on available warehouse line agreements as of September 30, 1998 (dollars in thousands):


                                                   Borrowing                    Amount
               Lender                                Limit                    Outstanding          Interest rate
----------------------------------------------------------------------------------------------------------------------
Lender A (1)                            $           399,989            $        399,989            Libor + 0.75%
Lender B (2)                                        183,878                     183,878         Libor + 0.45%-0.95%
                                          =====================================================
Total                                   $           583,867            $        583,867
                                          =====================================================

      (1)  Uncommitted warehouse line facility.
      (2) The warehouse line agreement expired on October 22, 1998. On October 30, 1998, the remaining loans pledged as collateral under this warehouse line agreement were sold.

      Cash Flows

      Operating Activities - During the nine months ended September 30, 1998 net cash provided by operating activities was $58.2 million. Cash provided by operating activities was primarily due to an increase in other assets and liabilities of $34.5 million, which was primarily the result of a $27.1 million increase in due to affiliates.

      Investing Activities - During the nine months ended September 30, 1998 net cash used in investing activities was $399.9 million. Cash used in investing activities was primarily due to an increase in CMO collateral of $501.7 million from the acquisition of mortgage loans which was partially offset by decreases in mortgage loans held-for-investment of $225.4 million.

      Financing Activities - During the nine months ended September 30, 1998 net cash provided by financing activities was $327.7 million. Cash provided by financing activities was primarily due to an increase of $767.4 million in CMO borrowings used to fund the acquisition of mortgage loans which was partially offset by a decrease in reverse repurchase agreements of $126.6 million.

      Inflation

      The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company's operations are monetary in nature. As a result, interest rates have a greater impact on the Company's operations' performance than do the effects of general levels of inflation. Inflation affects the Company's operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect the Company's yield and subsequently the value of its portfolio of Mortgage Assets.

      Year 2000 Compliance

      Project Status

      The Company's Year 2000 project was approximately 50% complete as of the end of October 1998. The Company contracted with an outside vendor to provide coordination, support, testing and implementation in regards to Year 2000 compliance of hardware and software systems, both on an information technology ("IT") and non-IT level.

      The Company also has its own in-house IT department that is currently assisting the outside vendor. The Company's primary IT systems include loan servicing, which is contracted to an outside vendor, loan tracking, master servicing and accounting and reporting. The loan servicing system is currently in the process of Year 2000 compliance. The Company is provided with quarterly status reports from our outside vendor regarding the loan servicing system. The Company's IT department will continue to monitor the vendor's progress on Year 2000 compliance. The loan tracking system is currently in compliance with Year 2000. The master servicing system is currently being tested and the Company expects that this system will be Year 2000 compliant in the first quarter of 1999. The accounting and reporting system is not currently Year 2000 compliant. The vendor for this software is currently upgrading to a new version, which will be Year 2000 compliant in 1999.

      The Company's non-IT systems include its file servers, network systems, workstations and communication systems. As of September 30, 1998, the upgrade of the Company's communication systems has been completed, which regardless of the Year 2000 issue, required an upgrade to comply with terms of the service agreement. Testing on all other in-house hardware is currently underway and is expected to be complete by the end of the first quarter of 1999.

      The Year 2000 project is divided into two primary phases, as follows: (1) define scope of project and identify all IT and non-IT systems, and (2) testing of existing systems and implementation of new systems, if required. The outside contractor on the Year 2000 project submits monthly status reports to the Company's IT manager and communicates with the IT department on a daily basis. The Company's executive committee which includes the CEO and Chairman, President, and Chief Financial Officer review the progress of the Company's Year 2000 project through monthly status reports and reviews with the Company's IT manager.

      Phase I - Define Scope of Project

      This phase primarily included the inventorying of Year 2000 items, contacting outside vendors, including reviewing contractual terms and conditions, reviewing internal software for compliance and determining costs to complete the project. As of the end of October 1998, Phase I of the project had been completed. Phase I of the project also included the testing and implementation or upgrade of non-IT systems.

      Phase II - Testing of Systems

      This phase of the Year 2000 project can be divided into four separate processes, as follows: (1) Compliance Questionnaires, (2) Hardware Certification Information, (3) Software/Data Testing, and (4) Hardware Testing.

      Compliance Questionnaires and Hardware Certification  Information.
      As of the end of October 1998, these portions of Phase II were complete.

      Software/Data Testing. As of the end of October 1998, this portion of Phase II was approximately 50% complete. The remaining tasks within this process include analyzing list of software being used, testing all software programs, testing all data from incoming sources, testing all outgoing data processes and reporting. The Company expects that this process will be complete by March 31, 1999.

      Hardware Testing. As of the end of October 1998, this portion of Phase II had not been started. This phase is contingent on the completion of software/data testing. Tasks yet to be started include testing all workstation, servers and network systems. The Company expects to be compliant with all internal Year 2000 issues by the end of the first quarter of 1999.

      Costs

      The total cost associated with required modifications or installations to become Year 2000 compliant is not expected to be material to the Company's financial condition. The estimated cost of the project is expected to be approximately $500,000, of which approximately $108,000 of the cost will be paid by ICH. The total estimate of the project includes the cost to upgrade the Company's communications system, which was $140,000. As of the end of October 1998, the Company had paid $77,000 to the outside vendor for completed work on the project. The majority of the Company's estimated cost for the Year 2000 compliance has been or will be spent on software upgrades and writing new program code on existing proprietary software. Since most of the Company's hardware has been purchased within the last two years, the cost of replacing hardware will be minimal.

      Risks

      The Company does not anticipate any material disruption of its operations as a result of any failure by the Company to be compliant. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the need to address the Year 2000 issue. The Company also relies, directly and indirectly, on other businesses such as third party service providers, creditors and financial organizations and governmental entities. Even if the Company's computer systems are not materially adversely affected by the Year 2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of the enterprises with which the Company interacts.

      Contingency Plans

      The Company believes its Year 2000 compliance process should enable it to be successful in modifying its computer systems to be Year 2000 compliant. As previously stated, acceptance testing and sign-off has begun with respect to the Company's in-house systems. In addition to Year 2000 compliance system modification plans, the Company has also developed contingency plans for all other systems classified as critical and high risk. These contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified and/or sufficiently tested and validated to ensure Year 2000 compliance. However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's financial condition, results of operation, business or business prospects.

      Transactions with Related Parties

      On October 21, 1998, ICH repurchased from IMH 937,084 shares of Common Stock and 456,916 Class A Common Stock at a per share price of $4.375, based upon the closing price on October 19, 1998, for a total repurchase of $6.1 million. IMH recorded a loss of $9.1 million in the third quarter of 1998.

      On October 27, 1998, the Company sold to ICH its remaining 50% ownership interest in a commercial office building in Newport Beach, California. After the sale of its 50% ownership interest to ICH, the Company has no remaining ownership interest in the building. The Company recorded a gain of $1.6 million on the sale of the property.


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

      ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 23,1998, the Company held it's annual meeting of stockholders. Of the total number of shares eligible to vote (23,927,197), 20,784,188 votes were returned, or 87%, formulating a quorum. At the stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I
      - Election of Directors, Proposal II Ratify appointment of Company's independent auditors, KPMG Peat Marwick LLP.

      The results of voting on these proposals are as follows:

      Proposal I - Election of Directors

        Director                                     For                     Against                Elected


        Joseph R. Tomkinson                      20,650,774                  133,414                   Yes
        William S. Ashmore                       20,639,866                  144,322                   Yes
        H. Wayne Snavely                         20,641,572                  142,616                   Yes
        James Walsh                              20,643,159                  141,029                   Yes
        Frank P. Filipps                         20,643,672                  140,516                   Yes
        Stephan R. Peers                         20,642,222                  141,966                   Yes

      All directors are elected annually at the Company's annual stockholders meeting.

      Proposal II - Appointment of independent auditors

      Proposal II was approved with 20,617,549 shares voted for, 51,111 voted against, and 115,528 abstained from voting thereby ratifying the appointment of KPMG Peat Marwick LLP as the Company's independent auditors.

      ITEM 5: OTHER INFORMATION

      On July 23, 1998, Ronald M. Morrison was appointed General Counsel and Secretary of the Company.

      ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:
27       Financial Data Schedule.

      (b) Reports on Form 8-K:

              None

                                                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      IMPAC MORTGAGE HOLDINGS, INC.



      --------------------------
      By:  /s/ Richard J. Johnson
      Richard J. Johnson
      Executive Vice President
      and Chief Financial Officer

      Date:  November 16, 1998