Form 10-K
period 1998-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 1999-03-16
CIK 1000298

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 1998 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ____________to ________________.

                        Commission File Number: 0-19861

                             --------------------

                         IMPAC MORTGAGE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         MARYLAND                                              33-0675505
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.I)

            20371 Irvine Avenue, Santa Ana Heights, California 92707
                    (Address of principal executive offices)

                                 (714) 556-0122
              (Registrant's telephone number, including area code)

                              ------------------

          Securities registered pursuant to Section 12(b) of the Act:


    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
  Common Stock $0.01 par value                  American Stock Exchange

                            -----------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  On March 10, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $115.7 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of March 10, 1999 was 24,766,465.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Definitive Proxy Statement issued in connection with the 1999 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III.

                         IMPAC MORTGAGE HOLDINGS, INC.

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                ------
                                                        PART I
ITEM 1.      BUSINESS...........................................................................     3
ITEM 2.      PROPERTIES.........................................................................    29
ITEM 3.      LEGAL PROCEEDINGS..................................................................    29
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................    29

                                                              PART II
ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............    30
ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA...............................................    31
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.............................................................    34
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................    51
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................    56
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE..............................................................    56

                                                             PART III
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................    57
ITEM 11.     EXECUTIVE COMPENSATION.............................................................    57
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................    57
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................    57

                                                              PART IV
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................    58

SIGNATURES......................................................................................    62

                                    PART I

  Certain information contained in this Report constitutes forward-looking statements under the Securities Act and the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, "may," "will," "expect," "intend," "should," "anticipate," "estimate," or "believe" or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Item 1. Business--Risk Factors" as well as those discussed elsewhere in this Report.

ITEM 1.  BUSINESS

  Impac Mortgage Holdings, Inc. was incorporated in Maryland in August 1995 under the name Imperial Credit Mortgage Holdings, Inc. Subsequently, by a vote of stockholders on January 28, 1998, Imperial Credit Mortgage Holdings, Inc. changed its name to Impac Mortgage Holdings, Inc. References to the "Company" refer to Impac Mortgage Holdings, Inc. ("IMH") and its subsidiaries, IMH Assets Corp. ("IMH Assets"), Impac Warehouse Lending Group, Inc. ("IWLG"), and Impac Funding Corporation, (together with its wholly-owned subsidiary Impac Secured Assets Corporation, ("IFC")). References to IMH refer to Impac Mortgage Holdings, Inc. as a separate entity from IMH Assets, IWLG and IFC.

GENERAL

  Impac Mortgage Holdings, Inc. is a mortgage loan finance company, which, together with its subsidiaries and related companies, primarily operates three businesses: (1) the Long-Term Investment Operations, (2) the Conduit Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Conduit Operations purchases and sells and securitizes primarily non-conforming mortgage loans and the Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. The Company elects to be taxed as a Real Estate Investment Trust ("REIT") for federal income tax purposes, which generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level.

LONG-TERM INVESTMENT OPERATIONS

  The Long-Term Investment Operations, conducted by IMH and IMH Assets (a wholly-owned specialty purpose entity through which IMH conducts its CMO borrowings), invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Non-conforming residential mortgage loans are residential mortgages that generally do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The principal differences between conforming loans and non-conforming loans include applicable loan-to-value ratios, credit and income histories of the mortgagors, documentation required for approval of the mortgagors, type of properties securing the mortgage loans, loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes.

  Income is earned principally from net interest income received by IMH on mortgage loans and mortgage-backed and other collateralized securities acquired and held in its portfolio. Such acquisitions are financed with a portion of the Company's capital and borrowings provided from Collateralized Mortgage Obligations ("CMOs") and reverse repurchase agreements. IFC supports the investment objectives of the Long-Term Investment Operations by supplying the Long-Term Investment Operations all of its mortgage loans and a portion of its mortgage-backed securities at prices that are comparable to those available through investment bankers and other third parties.

 MORTGAGE LOANS HELD IN THE PORTFOLIO

  The Company originates loans through its network of conduit sellers and invests a substantial portion of its portfolio in non-conforming mortgage loans and, to a lesser extent, second mortgage loans. The Company also purchases such loans from third parties for long-term investment and for resale. Management believes that non-conforming mortgage loans provide an attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. A portion of the long-term investment portfolio consists of "A-," "B," "C," and "D" grade mortgage loans, (collectively, "B/C Loans"). The Company believes that a structural change in the mortgage banking industry has occurred which has increased demand for higher yielding non-conforming mortgage loans. This change has been caused by a number of factors, including: (1) investors' demand for higher-yielding assets due to historically low interest rates over the past few years; (2) increased securitization of high-yielding non-conforming mortgage loans by the investment banking industry; (3) quantification and development of standardized credit criteria by credit rating agencies for securities backed by non-conforming mortgage loans; and (4) increased competition in the securitization industry, which has reduced borrower interest rates and fees, thereby making non-conforming mortgage loans more affordable.

 INVESTMENTS IN MORTGAGE-BACKED AND OTHER COLLATERALIZED SECURITIES

  The Company also acquires mortgage-backed securities and other collateralized securities generated through its own securitization efforts and those generated by third parties. In connection with the issuance of mortgage-backed securities by IFC in the form of real estate mortgage investment conduits ("REMICs"), IMH has and may retain senior or subordinated securities as regular interests on a short-term or long-term basis. Such securities or investments may subject the Company to credit, interest rate and/or prepayment risks. In general, subordinated classes of a particular series of securities bear all losses prior to the related senior classes. Losses in excess of expected losses at the time such securities are purchased would adversely affect the Company's yield on such securities and could result in the failure of the Company to recoup its initial investment. The Company may also acquire REMIC or CMO residual interests created through its own securitizations or those of third parties. See "--Conduit Operations--Securitization and Sale Process," and "--Risk Factors--Value of Our Portfolio of Mortgage-Backed Securities May be Adversely Affected."

 FINANCING

  The Long-Term Investment Operations are principally financed through the issuance of CMOs, short-term borrowings under reverse repurchase agreements and proceeds from the sale of capital stock. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations Liquidity and Capital Resources" for more information regarding the Company's financing arrangements.

  Collateralized Mortgage Obligations. As the Long-Term Investment Operations accumulates mortgage loans in its long-term investment portfolio, the Company may issue CMOs secured by such loans as a means of financing its Long-Term Investment Operations. The decision to issue CMOs is based on the Company's current and future investment needs, market conditions and other factors. For accounting and tax purposes, the mortgage loans financed through the issuance of CMOs are treated as assets of the Company, and the CMOs are treated as debt of the Company, when for accounting purposes the CMO qualifies as a financing arrangement under Statement of Financial Accounting Standards No. 125 ("SFAS 125"). Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt, and any investment income on such collateral. The Long-Term Investment Operations earns the net interest spread between the interest income on the mortgage loans securing the CMOs and the interest and other expenses associated with the CMO financing. The net interest spread may be directly impacted by the levels of prepayment of the underlying mortgage loans and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates.

  When the Company issues CMOs for financing purposes, it seeks an investment grade rating for such CMOs by a nationally recognized rating agency. To secure such a rating, it is often necessary to pledge collateral in excess of the principal amount of the CMOs to be issued, or to obtain other forms of credit enhancements such as additional mortgage loan insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided, the interest rates paid, the geographic concentration of the mortgaged property securing the collateral, and other criteria established by the rating agencies. The pledge of additional collateral reduces the capacity of the Company to raise additional funds through short-term secured borrowings or additional CMOs, and diminishes the potential expansion of its investment portfolio. As a result, the Company's objective is to pledge additional collateral for CMOs only in the amount required to obtain an investment grade rating for the CMOs by a nationally recognized rating agency. Total loss exposure to the Company is limited to the equity invested in the CMOs at any point in time.

  The Company believes that under prevailing market conditions an issuance of CMOs receiving other than an investment grade rating would require payment of an excessive yield to attract investors. The Company's CMOs typically are structured as one-month London interbank offered rate ("LIBOR") "floaters" and fixed-rate securities with interest payable monthly. Interest rates on adjustable rate CMOs generally range from 0.22% to 1.30% over one-month LIBOR and from 6.65% to 7.25% on fixed rate CMOs depending on the class of the CMOs issued. The CMOs are guaranteed for the holders by a mortgage loan insurer, giving the CMOs the highest rating established by a nationally recognized rating agency.

  Reverse Repurchase Agreements. The Company has reverse repurchase facilities at interest rates that are consistent with the Company's financing objectives. A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which the Company effectively pledges its mortgage loans and mortgage securities as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the reverse repurchase agreement, the Company is required to repay the loan and correspondingly receives back its collateral. Under reverse repurchase agreements, the Company retains the instruments of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. Upon a payment default under such agreements, the lending party may liquidate the collateral. The Company's borrowing agreements require the Company to pledge cash, additional mortgage loans or additional securities backed by mortgage loans in the event the market value of existing collateral declines. The Company may be required to sell assets to reduce its borrowings to the extent that cash reserves are insufficient to cover such deficiencies in collateral. To reduce its exposure to the credit risk of reverse repurchase agreement lenders, the Company enters into such agreements with several different parties and follows its own credit exposure procedures. The Company monitors the financial condition of its reverse repurchase agreement lenders on a regular basis, including the percentage of mortgage loans that are the subject of reverse repurchase agreements with a single lender. See "--Risk Factors--Current Conditions of Mortgage Industry Adversely Affect Our Liquidity and Our Ability to Pay Dividends."

  Other Mortgage-Backed Securities. As an additional alternative for the financing of its Long-Term Investment Operations, the Company may issue other mortgage-backed securities. The Company may issue mortgage pass-through certificates representing an undivided interest in pools of mortgage loans. The holders of mortgage pass-through certificates receive their pro rata share of the principal payments made on a pool of mortgage loans and interest at a pass-through interest rate that are fixed at the time of offering. The Company may retain up to a 100% undivided interest in a significant number of the pools of mortgage loans underlying such pass-through certificates. The retained interest, if any, may also be subordinated so that, in the event of a loss, payments to certificate holders will be made before the Company receives its payments. Unlike the issuance of CMOs, the issuance of mortgage pass-through certificates will not create an obligation of the Company to security holders in the event of a borrower default. However, as in the case of CMOs, the Company may be required to obtain various forms of credit enhancements in order to obtain an investment grade rating for issues of mortgage pass-through certificates by a nationally recognized rating agency.

CONDUIT OPERATIONS

  The Conduit Operations, conducted by IFC, purchases primarily non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of third party correspondents and other sellers. IFC subsequently securitizes and sells loans to permanent investors, including the Long-Term Investment Operations. All mortgage loans originated or purchased by IFC will be made available for sale to IMH at prices that are comparable to those available through third parties at the date of sale and subsequent transfer to IMH. IMH owns all of the preferred stock of, and 99% of the economic interest in, IFC, while Joseph R. Tomkinson, Chairman and Chief Executive Officer, William S.

Ashmore, President and Chief Operating Officer, and Richard J. Johnson, Executive Vice President and Chief Financial Officer, are the holders of all of the outstanding voting stock of, and 1% of the economic interest in, IFC.

  As of December 31, 1998, IFC maintained relationships with 173 correspondents. Correspondents originate and close mortgage loans under IFC's mortgage loan programs on a flow (loan-by-loan) basis or through bulk sale commitments. Correspondents include savings and loan associations, commercial banks, mortgage bankers and mortgage brokers. IFC can compete effectively with other non-conforming mortgage loan conduits through its efficient loan purchasing process, flexible purchase commitment options and competitive pricing and by designing non-conforming mortgage loans to suit the needs of its correspondent loan originators and their borrowers, which are intended to provide sufficient credit quality to its investors. In addition to earnings generated from ongoing securitizations and sales to third-party investors, IFC supports the Long-Term Investment Operations of the Company by supplying IMH with non-conforming mortgage loans and securities backed by such loans.

  As a non-conforming mortgage loan conduit, IFC acts as an intermediary between the originators of mortgage loans that do not currently meet the guidelines for purchase by government-sponsored entities that guarantee mortgage-backed securities (i.e. FNMA and FHLMC) and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. IFC also acts as a bulk purchaser of primarily non-conforming mortgage loans. The Company believes that non-conforming mortgage loans provide an attractive net earnings profile, producing higher yields without commensurately higher credit risks when compared to mortgage loans that qualify for purchase by FNMA or FHLMC. In addition, based on the Company's experience in the mortgage banking industry and in the mortgage conduit business, the Company believes it provides mortgage loan sellers with an expanded and competitively priced array of non-conforming and, to a lesser extent, B/C Loan products, timely purchasing of loans, mandatory, best efforts and optional rate-lock commitments, and flexible master commitments. See "--Purchase Commitment Process and Pricing."

 MARKETING AND PRODUCTION

  Marketing Strategy. The Company's competitive strategy is to be a low-cost national acquirer of mortgage loans to be held for long-term investment, sold in the secondary market as whole loans or securitized as mortgage-backed securities. A key feature of this approach is the use of a large national network of correspondent originators. This allows the Company to shift the high fixed costs of interfacing with the homeowner to the correspondents. The marketing strategy for the Conduit Operations is designed to accomplish three objectives: (1) attract a geographically diverse group of both large and small correspondent loan originators, (2) establish relationships with such correspondents and facilitate their ability to offer a variety of loan products designed by IFC, and (3) purchase loans and securitize and sell them in the secondary market or to IMH. In order to accomplish these objectives, IFC designs and offers loan products that are attractive to potential non-conforming borrowers and to end-investors in non-conforming mortgage loans and mortgage-backed securities.

  IFC has historically emphasized and continues to emphasize flexibility in its mortgage loan product mix as part of its strategy to attract correspondents and establish relationships. IFC also maintains relationships with numerous end-investors so that it may develop products that they may be interested in as market conditions change, which in turn may be offered through the correspondent network. As a consequence, IFC is less dependent on acquiring conforming mortgage loans and has acquired significant volumes of non-conforming loans.

  In July 1996, IFC developed a mortgage loan program known as the Progressive Express Program (the "Progressive Express Program"). The concept of the Progressive Express Program is to underwrite mortgage loans focusing on the borrowers Fair Isaac Credit Score ("FICO"), ability and willingness to repay the mortgage loan obligation, and assess the adequacy of the mortgage property as collateral for the loan. The FICO score was developed by Fair Isaac Co., Inc. of San Rafael, California. It is an electronic evaluation of past and present credit accounts on the borrower's credit bureau report. This includes all reported accounts as well as public records and inquiries. The Progressive Express Program offers six levels of mortgage loan programs and has a minimum FICO score that must be met by each of the borrowers and does not allow for any exceptions to the FICO score requirement. The FICO score requirement is as follows: Progressive Express I--681 & above, Progressive Express II--680-621, Progressive Express III--620-601, Progressive Express IV--600-581, Progressive Express V--580-551, and Progressive Express VI--550-500. Each Progressive Express program has different FICO score requirements, credit criteria, reserve requirements and loan-to-value ratio restrictions. Progressive Express I is designed for credit history and income requirements typical of "A+" credit borrowers. In the event a borrower does not fit the Progressive Express I criteria, the borrower's mortgage loan is placed into either Progressive Express II, III, IV, V, or VI, depending on which series' mortgage loan parameters meets the borrower's unique credit profile.

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

  Mortgage Loans Acquired. A majority of mortgage loans purchased by the Conduit Operations are non-conforming mortgage loans. Currently, the maximum principal balance for a conforming loan is $240,000. Loans that exceed such maximum principal balance are referred to as "jumbo loans." Non-conforming mortgage loans generally consist of jumbo loans or other loans that are originated in accordance with underwriting or product guidelines that differ from those applied by FNMA and FHLMC. Non-conforming loans may involve greater risk as a result of different underwriting and product guidelines. A portion of the mortgage loans purchased through the Conduit Operations are B/C Loans, as described below, which may entail greater credit risks than other non-conforming loans. IFC generally does not acquire mortgage loans with principal balances above $750,000 for "A" quality loans, and $500,000 for B/C Loans. Non-conforming loans purchased by IFC pursuant to its underwriting programs typically differ from those purchased pursuant to the guidelines established by FNMA and FHLMC primarily with respect to required documentation, loan-to-value ratios, borrower income or credit history, interest rates, borrower occupancy of the mortgaged property, and/or property types. To the extent that these programs reflect underwriting standards different from those of FNMA and FHLMC, the performance of loans made may reflect higher delinquency rates and/or credit losses.

  IFC's focus on the acquisition of non-conforming mortgage loans may affect the Company's financial performance. For example, the purchase market of non-conforming loans has typically provided for higher interest rates in order to compensate for the lower liquidity of such loans, thereby potentially enhancing the interest income earned by the Company during the accumulation phase for loans held-for-sale and during the holding period for loans held-for-investment. In addition, due to the lower level of liquidity in the non-conforming loan market, the Company may realize higher returns upon securitization of such loans than would be realized upon securitization of conforming loans. On the other hand, such lower levels of liquidity may from time to time cause the Company to hold such loans or other mortgage-related assets supported by such loans. In addition, by retaining for investment either the loans or other mortgage-related assets supported by such loans, the Company assumes the potential risk of any increased delinquency rates and/or credit losses as well as interest rate risk.

  Mortgage loans acquired by IFC are generally secured by first liens and, to a lesser extent, second liens on single (one-to-four) family residential properties with either fixed or adjustable interest rates. Fixed-rate mortgage loans ("FRMs") have a constant interest rate over the life of the loan, which is generally 15 or 30 years. The interest rate on adjustable rate mortgage loans ("ARMs") are typically tied to an index, such as six-month LIBOR or the one-year constant maturity Treasury index ("CMT Index") and are adjustable periodically at various intervals. ARMs are typically subject to lifetime interest rate caps and periodic interest rate and/or payment caps. The interest rates on ARMs are typically lower than the average comparable fixed rate loan initially, but may be higher than average comparable fixed rate loans over the life of the loan. Currently, IFC purchases (1) FRMs that have original terms to maturity ranging from 10 to 30 years, (2) ARMs that adjust based on LIBOR or the CMT Index, and
(3) 2-year and 3-year FRMs that adjust to six-month ARMs approximately two to three years following origination at an interest rate based upon a defined index plus a spread. Substantially all mortgage loans purchased by IFC fully amortize over their remaining terms. However, IFC may purchase mortgage loans with other interest rate and maturity characteristics.

  The credit quality of the loans purchased by IFC varies depending upon the specific program under which such loans are purchased. For example, a principal credit risk inherent in adjustable-rate mortgage loans is the potential "payment shock" experienced by the borrower as rates rise, which could result in increased delinquencies and credit losses. In the case of negative amortization mortgage loans, a portion of the interest due accrues to the underlying principal balance of the loan, thereby increasing the loan-to-value ratio of the mortgage loans. As a general rule, mortgage loans with higher loan-to-value ratios are vulnerable to higher delinquency rates given the borrower's lower equity investment in the underlying property. Limited documentation mortgage loans, by contrast, must meet more rigorous criteria for borrower credit quality in order to compensate for the reduced level of lender review with respect to the borrower's earnings history and capacity.

  The following table sets forth IFC's mortgage loan acquisitions by type of loan, including net premiums, for the periods shown:

                                                                                       YEAR ENDED              YEAR ENDED
                                                                                    DECEMBER 31, 1998        DECEMBER 31, 1997
                                                                                    -----------------        -----------------
                                                                                              (DOLLARS IN MILLIONS,
                                                                                          EXCEPT FOR AVERAGE LOAN SIZE)
Non-conforming Loans:
  Volume of loans................................................................  $       2,234.7           $        2,567.0
                                                                                   -----------------        -----------------
  Percent of total volume........................................................             99.4%                      99.8%
Conforming Loans:
  Volume of loans................................................................             13.9                        4.2
                                                                                   -----------------        -----------------
  Percent of total volume........................................................              0.6%                       0.2%
                                                                                   $       2,248.6           $        2,571.2
                                                                                   =================        =================
Fixed Rate Loans:
  Volume of loans................................................................  $       1,893.2           $        1,907.0
                                                                                   -----------------        -----------------
  Percent of total volume........................................................             84.2%                      74.2%
Adjustable Rate Loans:
  Volume of loans................................................................            355.4                      664.2
                                                                                   -----------------        -----------------
  Percent of total volume........................................................             15.8%                      25.8%
                                                                                   -----------------        -----------------
Total Mortgage Loan Acquisitions                                                   $       2,248.6           $        2,571.2
                                                                                   =================        =================
Average Loan Size................................................................  $       128,000           $         86,000
                                                                                   =================        =================

  IFC's loan purchase activities are expected to continue to focus on those regions of the country where higher volumes of non-conforming mortgage loans are originated, including California, Florida, New Jersey, New York, Washington, Nevada, Texas, Georgia, Maryland and Illinois. The highest concentration of non-conforming mortgage loans purchased by IFC relates to properties located in California and Florida because of generally higher property values and mortgage loan balances. During the years ended December 31, 1998 and 1997, mortgage loans secured by California and Florida properties accounted for approximately 42% and 8%, respectively, and 32% and 11%, respectively, of mortgage loan acquisitions. Of the $2.2 billion in mortgage loans acquired during the year ended December 31, 1998, $1.4 billion (or 62%) were acquired from IFC's top ten sellers. During the year ended December 31, 1998, Weyerhauser Mortgage Corporation and EMB Mortgage Corporation accounted for 17%, or $375.2 million, and 11%, or $236.9 million, respectively, of mortgage loans acquired by IFC. No other sellers accounted for more than 10% of the total mortgage loans acquired by IFC during the year ended December 31, 1998. In addition, IFC acquired $4.2 million, or 0.2%, of mortgage loans from Walsh Securities, Inc. ("WSI"), an affiliate of the Company. James Walsh, Executive Vice President of WSI, is a Director of the Company. No sellers other than WSI are affiliates of the Company.

  A portion of the mortgage loans acquired by IFC are comprised of B/C Loans, as defined by the Company. For the year ended December 31, 1998, such loans accounted for 23% of IFC's total loan acquisitions as compared to 28% of IFC's total loan acquisitions during 1997. In general, B/C Loans are residential mortgage loans made to borrowers with lower credit ratings than borrowers of higher quality, or so called "A" grade mortgage loans, and are normally subject to higher rates of loss and delinquency than other non-conforming loans purchased by IFC. As a result, B/C Loans normally bear a higher rate of interest and are typically subject to higher fees (including greater prepayment fees and late payment penalties) than non-conforming loans of "A" quality. In general, greater emphasis is placed upon the value of the mortgaged property and, consequently, the quality of appraisals, and less upon the credit history of the borrower in underwriting B/C Loans than in underwriting "A" grade loans. In addition, B/C Loans are generally subject to lower loan-to-value ratios than "A" grade loans. Under IFC's B/C Loan program, underwriting authority is delegated only to correspondents who meet strict underwriting guidelines established by IFC, see "--Underwriting and Quality Control."

  High Loan-to-Value Loans. High loan-to-value loans ("125 Loans") consist of second mortgage loans to qualified borrowers who have limited access to traditional mortgage-related financing generally because of a lack of equity in their homes. The loans are typically closed-end (usually 15 years), fixed rate, fully-amortizing loans secured by a first or second lien on the borrower's primary residence, and are typically used by consumers to pay-off credit card and other unsecured indebtedness. Almost all of these loans are made in excess of the value of the underlying collateral available to secure such loans, up to a maximum of 125% of the property's loan-to-value ratio. During 1997, IFC purchased $576.1 million of 125 Loans from Preferred Credit Corporation, of which the majority of 125 Loans were subsequently sold and securitized. As of December 31, 1998, IFC had $97.2 million of 125 Loans outstanding.

 PURCHASE COMMITMENT PROCESS AND PRICING

  Master Commitments. As part of its marketing strategy, IFC has established mortgage loan purchase commitments ("Master Commitments") with sellers that, subject to certain conditions, entitle the seller to sell and obligate IFC to purchase a specified dollar amount of non-conforming mortgage loans over a period generally ranging from six months to one year. The terms of each Master Commitment specify whether a seller may sell loans to IFC on a mandatory, best efforts or optional rate-lock basis. Master Commitments do not generally obligate IFC to purchase loans at a specific price, but rather provide the seller with a future outlet for the sale of its originated loans based on IFC's quoted prices at the time of purchase. Master Commitments specify the types of mortgage loans the seller is entitled to sell to IFC and generally range from $2 million to $50 million in aggregate committed principal amount. The provisions of IFC's Seller/Servicer Guide are incorporated in each of the Conduit Operations' Master Commitments and may be modified by negotiations between the parties. In addition, there are individualized Master Commitment options available to sellers, which include alternative pricing structures or specialized loan products. In order to obtain a Master Commitment, a seller may be asked to pay a non-refundable up-front or non-delivery fee, or both, to the Company. As of December 31, 1998, IFC had outstanding Master Commitments with 54 sellers to purchase mortgage loans in the aggregate principal amount of $1.5 billion over periods ranging from six months to one year, of which $522.3 million had been purchased or committed to be purchased pursuant to rate-locks.

  Sellers who have entered into Master Commitments may sell mortgage loans to the Conduit Operations by executing individual, bulk or other rate-locks (each, a "rate-lock"). Each rate-lock, in conjunction with the related Master Commitment, specifies the terms of the related sale, including the quantity and price of the mortgage loans or the formula by which the price will be determined, the rate-lock type and the delivery requirements. Historically, the up-front fee paid by a seller to IFC to obtain a Master Commitment on a mandatory delivery basis is often refunded pro rata as the seller delivers loans pursuant to rate-locks. Any remaining fee after the Master Commitment expires is retained by the Conduit Operations.

  Following the issuance of a specific rate-lock, IFC is subject to the risk of interest rate fluctuations and enters into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgage loans or mortgage-backed securities, interest rate caps, floors and swaps, mandatory forward sales, mandatory or optional sales of futures, and other financial futures transactions. The nature and quantity of hedging transactions are determined by the management of IFC based on various factors, including market conditions and the expected volume of mortgage loan purchases. Deferred hedging gains and losses are presented on IFC's balance sheet in other mortgage loans held-for-sale. These deferred amounts are recognized upon the sale or securitization of the related mortgage loans. As of December 31, 1998 and 1997, IFC had $263,000 and $5.1 million, respectively, of deferred hedging losses included in mortgage loans held-for-sale.

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

  Pricing. IFC sets purchase prices at least once every business day for mortgage loans it acquires for its Conduit Operations based on prevailing market conditions. Different prices are established for the various types of loans, rate-lock periods and types of rate-locks (mandatory, best-efforts or optional). IFC's standard pricing is based on the anticipated price it receives upon sale or securitization of the loans, the anticipated interest spread realized during the accumulation period, the targeted profit margin and the anticipated issuance, credit enhancement, and ongoing administrative costs associated with such sale or securitization. The credit enhancement cost component of IFC's pricing is established for individual mortgage loans or pools of mortgage loans based upon the characteristics of such loans or loan pools. As the characteristics of the loans or loan pools vary, this cost component is correspondingly adjusted upward or downward to reflect the variation. IFC's adjustments are reviewed periodically by management to reflect changes in the costs of credit enhancement. Adjustments to IFC's standard pricing may also be negotiated on an individual basis under Master Commitments or bulk or individual rate-locks with sellers. See "--Securitization and Sale Process."

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

  Seller Eligibility Requirements. The mortgage loans acquired by the Conduit Operations are originated by various sellers, including savings and loan associations, banks, mortgage bankers and other mortgage brokers. Sellers are required to meet certain regulatory, financial, insurance and performance requirements established by IFC before they are eligible to participate in its mortgage loan purchase program, and must submit to periodic reviews by IFC to ensure continued compliance with these requirements. IFC's current criteria for seller participation generally includes a minimum tangible net worth requirement of $300,000 in its non-delegated program, $500,000 when restricting loan amounts to $300,000 conforming limits, $1.5 million in its fully delegated program, as described below, approval as a FNMA or FHLMC Seller/Servicer in good standing, a Housing and Urban Development approved mortgagee in good standing or a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") or comparable federal or state agency, and that the seller is examined by a federal or state authority. In addition, sellers are required to have comprehensive loan origination quality control procedures. In connection with its qualification, each seller enters into an agreement that generally provides for recourse by IFC against the seller in the event of a breach of representations or warranties made by the seller with respect to mortgage loans sold to IFC, any fraud or misrepresentation during the mortgage loan origination process, and upon early payment default on such loans.

  Underwriting Methods. IFC has established a delegated underwriting program, which is similar in concept to the delegated underwriting programs established by FNMA and FHLMC. Under this program, qualified sellers are required to underwrite loans in compliance with IFC's underwriting guidelines as set forth in IFC's Seller/Servicer Guide or an individual Master Commitment. In order to determine a seller's eligibility to perform under its delegated underwriting program, an internal loan committee review is undertaken by IFC. In connection with its approval, the seller must represent and warrant to IFC that all mortgage loans sold to IFC will comply with IFC's underwriting guidelines. The current financial, historical loan quality and other criteria for seller participation in this program generally include a minimum net worth requirement and verification of the seller's good standing, including the seller's experience and demonstrated performance, with FNMA and FHLMC. IFC periodically reviews the sellers participating in its delegated underwriting program and will retain those sellers that it believes are productive.

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

  Under all of IFC's underwriting methods, loan documentation requirements for verifying the borrower's income and assets vary according to loan-to-value ratios and other factors. Generally, as the standards for required documentation are lowered, borrowers' down payment requirements are increased and the required loan-to-value ratios are decreased and the borrower is required to have a stronger credit history, larger cash reserves and the appraisal of the property is validated by an enhanced desk and field review. The underwriters use a risk analysis approach to determine the borrower's ability and willingness to repay the debt and to determine if the property has sufficient value to recover the debt if the loans default. Each loan is reviewed for compensating factors, such as credit reports, sufficient assets, appraisal, job stability and savings pattern. Full documentation is requested if the underwriter judges that the compensating factors are insufficient for loan approval.

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

 SECURITIZATION AND SALE PROCESS

  General. The Conduit Operations primarily utilizes warehouse lines of credit and equity to finance the acquisition of mortgage loans from correspondents. When a sufficient volume of mortgage loans with similar characteristics has been accumulated, generally $100 million to $350 million, IFC will securitize them through the issuance of mortgage-backed securities in the form of REMICs or resell them as bulk whole loan sales. The period between the time IFC commits to purchase mortgage loans and the time it sells or securitizes such mortgage loans generally ranges from 10 to 90 days, depending on certain factors including the length of the purchase commitment period, the loan volume by product type and the securitization process.

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

  Credit Enhancement. REMICs created by the Conduit Operations are structured so that one or more of the classes of such securities are rated investment grade by at least one nationally recognized rating agency. In contrast to Agency Certificates (pass-through certificates guaranteed by FNMA or FHLMC) in which the principal and interest payments are guaranteed by the U.S. government or one of its agencies, securities created by the Conduit Operations do not benefit from any such guarantee. The ratings for the Conduit Operations' REMICs are based upon the perceived credit risk by the applicable rating agency of the underlying mortgage loans, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on mortgage loans as required by law or a bankruptcy court.

  The Conduit Operations can utilize multiple forms of credit enhancement, including special hazard insurance, private mortgage pool insurance reserve funds, letters of credit, surety bonds, over-collateralization and subordination or any combination of the foregoing. In determining whether to provide credit enhancement through subordination or other credit enhancement methods, the Conduit Operations takes into consideration the costs associated with each method. Ratings of mortgage-backed securities are based primarily upon the characteristics of the pool of underlying mortgage loans and associated credit enhancement. A decline in the credit quality of such pools (including delinquencies and/or credit losses above initial expectations), or of any third-party credit enhancer, or adverse developments in general economic trends affecting real estate values or the mortgage industry, could result in downgrades of such ratings.

  In connection with the securitization of B/C Loans, the levels of subordination required as credit enhancement for the more senior classes of securities issued are higher than those with respect to its "A" grade non-conforming loans. Similarly, in connection with the securitization of mortgage loans secured by second liens, the levels of subordination required as credit enhancement for the more senior classes of securities issued are higher than those with respect to its mortgage loans secured by first liens. Thus, to the extent that the Company retains any of the subordinated securities created in connection with such securitizations and losses with respect to such pools of B/C Loans or mortgage loans secured by second liens are higher than expected, the Company's future earnings could be adversely affected.

 SERVICING AND MASTER SERVICING

  IFC generally acquires substantially all of its loans on a "servicing released" basis, particularly in the case of the acquisition of B/C Loans due to its belief that control over the servicing and collection functions with respect to B/C Loans is important to the realization of a satisfactory return, and thereby acquires the servicing rights. To the extent IFC finances the acquisition of such loans with its warehouse line with IWLG, IFC pledges such loans and the related servicing rights to IWLG as collateral. As a result, IWLG has an absolute right to control the servicing of such loans (including the right to collect payments on the underlying mortgage loans) and to foreclose upon the underlying real property in the case of default. Typically, IWLG delegates its right to service the mortgage loans securing the warehouse line to IFC.

  IFC subcontracts all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements. IFC believes that the selection of third-party sub-servicers is more effective than establishing a servicing department within the Company. However, part of IFC's responsibility is to continually monitor the performance of the sub-servicers through monthly performance reviews and regular site visits. Depending on these sub-servicer reviews, the Company may in the future rely on its internal collection group to take an ever more active role to assist the sub-servicer in the servicing of these loans. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Company's guidelines. Servicing fees generally range from 0.25% per annum for FRMs to 0.50% per annum for B/C Loans and ARMs on the declining principal balances of loans serviced.

  The following table sets forth certain information regarding IFC's servicing portfolio of mortgage loans for the periods shown:

                                                                                        YEAR ENDED               YEAR ENDED
                                                                                        DECEMBER 31,            DECEMBER 31,
                                                                                           1998                     1997
                                                                                 --------------------      -----------------
                                                                                            (DOLLARS IN MILLIONS,
                                                                                          EXCEPT AVERAGE LOAN SIZE)
   Beginning servicing portfolio...............................................  $        3,028.6          $         1,550.1
   Loans added to the servicing portfolio......................................           2,198.3                    2,500.0
   Loans sold servicing released and principal paydowns (1)....................          (1,512.9)                  (1,021.5)
                                                                                 --------------------      -----------------
   Ending servicing portfolio..................................................  $        3,714.0     (2)  $         3,028.6
                                                                                 ====================      -----------------
   Number of loans serviced....................................................            33,414                     28,494
   Average loan size...........................................................  $        111,000          $         106,000
   Weighted average interest rate..............................................              9.47%                      9.71%

______________

(1)  Includes normal principal amortization and prepayments.
(2) During the fourth quarter of 1998, the Company sold $944.9 million of loans scheduled to be servicing released in February and March of 1999.

     In the future, IFC expects to offer its sellers of mortgage loans the right to retain servicing. However, in connection with its warehouse line from IWLG, any such servicers of the mortgage loans would have to be approved by IWLG. In the case of servicing retained mortgage loans, the Company will enter into agreements (the "Servicing Agreements") with the sellers of mortgage loans to service the mortgage loans they sell to the Company. Each Servicing Agreement will require the servicer to service the Company's mortgage loans in a manner generally consistent with FNMA and

FHLMC guidelines and procedures and with any servicing guidelines promulgated by the Company. Each servicer will collect and remit principal and interest payments, administer mortgage escrow accounts, submit and pursue insurance claims, and initiate and supervise foreclosure proceedings on the mortgage loans serviced. Each servicer will also provide accounting and reporting services required by the Company for such loans. The servicer will be required to follow such collection procedures as are customary in the industry. The servicer may, at its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies, provided primary mortgage insurance coverage is not adversely affected. Each Servicing Agreement will provide that the servicer may not assign any of its obligations with respect to the mortgage loans serviced for the Company, except with the Company's consent.

  IFC generally performs the function of master servicer with respect to mortgage loans it sells and securitizes. The master servicer's function includes collecting loan payments from servicers of loans and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or loans master serviced. In addition, as master servicer, IFC monitors compliance with its servicing guidelines and is required to perform, or to contract with a third party to perform, all obligations not adequately performed by any servicer. A master servicer typically employs servicers to carry out servicing functions. Servicers typically perform servicing functions for the master servicer as independent contractors. In addition, IFC acts as the master servicer for all loans acquired by the Long-Term Investment Operations. With respect to its function as a master servicer for loans owned by IMH, IFC and IMH have entered into a Servicing Agreement having terms substantially similar to those described above for servicing agreements.

  The Company expects from time to time to retain master servicing fees receivable. Master servicing fees receivable have characteristics similar to "interest-only" securities; accordingly, they have many of the same risks inherent in "interest-only" securities, including the risk that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. Master servicing fees receivable represent the present value of the difference between the interest rate on mortgage loans purchased by the Conduit Operations and the interest rate received by investors who purchase the securities backed by such loans, in excess of the normal loan servicing fees charged by either (1) the Conduit Operations on loans acquired "servicing released" or (2) correspondents who sold loans to the Conduit Operations with "servicing retained" (the "Excess Servicing Fees"). At December 31, 1998 and 1997, the Company had no master servicing fees receivable.

  To the extent that servicing fees on a mortgage loan exceed an adequate compensation (typically ranging from 0.25% to 0.50% per annum of the mortgage loan principal amount), the Conduit Operations will generate master servicing fees receivable as an asset that represents an estimated present value of those excess fees assuming a certain prepayment rate on the mortgage loan. In determining present value of future cash flows, the Conduit Operations will use a market discount rate. Prepayment assumptions will be based on recent evaluations of the actual prepayments of the Conduit Operations' servicing portfolio or on market prepayment rates on new portfolios on which the Conduit Operations has no experience and the interest rate environment at the time the master servicing fees receivable are created. Management of the Company believes that, depending upon the level of interest rates from time to time, investments in current coupon master servicing fees receivable may be prudent, and if interest rates rise, these investments will mitigate declines in income that may occur in the Conduit Operations. IFC intends to hold the master servicing fees receivable for investment. Currently, the secondary market for master servicing fees receivable is limited. Accordingly, if IFC had to sell these receivables, the value received may or may not be at or above the values at which IFC carried them on its balance sheet.

  When the Conduit Operations purchases loans which include the associated servicing rights, the allocated price paid for the servicing rights is reflected on its financial statements as Mortgage Servicing Rights ("MSRs"). MSRs differ from master servicing fees receivable primarily by the required amount of servicing to be performed, the loss exposure to the owner of the instrument, and the financial liquidity of the instrument. In contrast to MSRs, where the owner of the instrument acts as the servicer, master servicing fees receivable do not require the owner of the instrument to service the underlying mortgage loan. In addition, master servicing fees receivable subject their owners to greater loss exposure from delinquencies or foreclosure on the underlying mortgage loans than MSRs because a master servicer stands behind the servicer (or sub-servicer) and potentially the owner of the mortgage loan in priority of payment. Both MSRs and master servicing fees receivable are purchased and sold in the secondary markets. However, MSRs are generally more liquid and can be sold at less of a discount as compared to master servicing fees receivable. During periods of declining interest rates, prepayments of mortgage loans increase as homeowners look to refinance at lower rates, resulting in a decrease in the value of the Company's MSRs. Mortgage loans with higher interest rates are more likely to result in prepayments. At December 31, 1998 and 1997, IFC had $14.1 million and $15.6 million, respectively, of MSRs.

WAREHOUSE LENDING OPERATIONS

  The Warehouse Lending Operations, conducted by IWLG, provides warehouse and repurchase financing to affiliated companies and to approved mortgage banks, most of which are correspondents of IFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors. Generally, the non-conforming mortgage loans funded with such warehouse lines of credit are acquired by IFC. IWLG's warehouse lines are non-recourse and IWLG can only look to the sale or liquidation of the mortgage loans as a source of repayment. Any claim of IWLG as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Borrowings under the warehouse facilities are presented on the Company's balance sheets as finance receivables. IFC's outstanding warehouse line balances on IWLG's balance sheet are structured to qualify under REIT asset tests and to generate income qualifying under the 75% gross income test. Terms of affiliated warehouse lines are based on Bank of America's prime rate with advance rates between 90% and 98% of the fair value of the mortgage loans outstanding. Outstanding warehouse line balances to non-affiliates on IWLG's balance sheet do not qualify under REIT asset tests and do not generate income qualifying under the 75% gross income test. Terms of non-affiliated warehouse lines, including the commitment amount, are determined based upon the financial strength, historical performance and other qualifications of the borrower. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Conduit Operations" for a more detailed discussion of IWLG's warehouse line to IFC.

REGULATION

  The rules and regulations applicable to the Conduit Operations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Mortgage loan acquisition activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. IFC is an approved FHLMC seller/servicer. The Conduit Operations is subject to the rules and regulations of FHLMC with respect to acquiring, processing, selling and servicing conforming mortgage loans. In addition, IFC is required annually to submit to FHLMC audited financial statements, and each regulatory entity has its own financial requirements for sellers/servicers. For any conforming mortgage loan activities, IFC's affairs are also subject to examination by FHLMC at any time to assure compliance with the applicable regulations, policies and procedures. Additionally, there are various state and local laws and regulations affecting the Conduit Operations. Mortgage operations also may be subject to applicable state usury statutes. The Company is presently in material compliance with all material rules and regulations to which it is subject.

COMPETITION

  In purchasing non-conforming mortgage loans and issuing securities backed by such loans, the Company competes with established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets. The continued consolidation in the mortgage banking industry may also reduce the number of current sellers available to the Conduit Operations, thus reducing the Company's potential customer base, resulting in IFC's purchasing a larger percentage of mortgage loans from a smaller number of sellers. Such changes could negatively impact the Conduit Operations. Mortgage-backed securities issued by the Conduit Operations and the Long-Term Investment Operations face competition from other investment opportunities available to prospective investors. The Company faces competition in its Conduit Operations and Warehouse Lending Operations from other financial institutions, including but not limited to banks and investment banks. Many of the institutions with which the Company competes in its Conduit Operations and Warehouse Lending Operations have significantly greater financial resources than the Company. However, IFC can compete effectively with other non-conforming mortgage loan conduits through its efficient loan purchasing process, flexible purchase commitment options and competitive pricing and by designing non-conforming mortgage loans to suit the needs of its correspondent loan originators and their borrowers, while providing sufficient credit quality to its investors.

EMPLOYEES

  As of December 31, 1998, the Company had 145 employees, 10 of which were employed by IWLG. Employees and operating management of the Long-Term Investment Operations and Conduit Operations are employed by IFC. As of December 31, 1998, IFC had 135 employees. The Company believes that relations with its employees are good. The Company is not a party to any collective bargaining agreement.

RISK FACTORS

  In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company and its business.

CURRENT CONDITIONS OF MORTGAGE INDUSTRY ADVERSELY AFFECT OUR LIQUIDITY AND OUR ABILITY TO PAY DIVIDENDS

  We must access liquidity to continue our operations, grow our asset base and pay dividends. We have traditionally derived our liquidity from three sources:

    .   financing facilities provided to us by others to acquire mortgage assets;
    .   whole loan sales and securitizations of acquired mortgage loans; and
    .   sales of equity securities.

  Margin Calls on Financing Facilities Have Adversely Affected Our Operations and Resulted in Losses

  Until recently, we have not had difficulty in obtaining favorable financing facilities or in selling acquired mortgage loans. However, recently the mortgage industry has experienced substantial turmoil as a result of a lack of liquidity in the secondary markets. Investors have expressed unwillingness to purchase interests in securitizations due in part to:

    . higher than expected credit losses on many companies' securitization interests, and

    . the widening of returns expected by institutional investors on securitization interests over the prevailing Treasury rate.

  As a result, many mortgage loan originators, including our company, have been unable to access the securitization market on favorable terms and some companies have declared bankruptcy. Originators have been required to sell loans on a whole loan basis and liquidate holdings of mortgage-backed securities to repay financing facilities. However, the large influx of loans available for sale on a whole loan basis has affected the pricing offered for these loans which in turn has reduced the value of the collateral underlying the financing facilities. Therefore, many providers of financing facilities have initiated margin calls. Margin calls result when our lenders evaluate the market value of the collateral securing our financing facilities and require us to provide them with additional equity or collateral to secure our borrowings. Late in the third quarter and in the fourth quarter of 1998, we experienced substantial margin calls on borrowings secured by mortgage loans and mortgage backed securities which we were unable to sell through securitizations. We delayed the payment of our third quarter dividend and sold mortgage-backed securities and mortgage loans on a whole loan basis as a result of these margin calls. We did not pay a dividend for the fourth quarter of 1998. Future margin calls will adversely affect our ability to pay dividends in future periods.

  Our financing facilities are short-term borrowings. Due to the turmoil in the mortgage industry, many traditional providers of financing facilities have been unwilling to provide facilities on favorable terms or at all. If we cannot renew or replace maturing borrowings, we will have to sell on a whole loan basis the loans securing these facilities and, depending upon market conditions, these sales may result in substantial losses.

 Deterioration of Secondary Market Has Adversely Affected Our Operations

  If we cannot profitably securitize or sell on a whole loan basis a sufficient number of our mortgage loans in a particular financial reporting period, then our revenues for such period will decline. As a result of turmoil in the securitization market, many mortgage lenders, including our company, have been required to sell mortgage loans on a whole loan basis under adverse market conditions in order to generate liquidity. Many of these sales were made at prices lower than our carrying value of the mortgage loans and we experienced losses. We cannot assure you that we will be able to continue to sell our loans on a whole loan basis profitably or at all.

  Gains on sales from our securitizations have historically represented most of our earnings. Our ability to complete securitizations is dependent upon general conditions in the securities and secondary markets and the credit quality of the mortgage loans. We are currently unable to profitably access the securitization market to sell our loans. To improve liquidity and to meet our obligations to our financing sources, we were required to sell our mortgage assets. Our future cash flows will be negatively impacted if the turmoil in the mortgage-backed securities market continues and by the elimination of the cash flows that would have been realized from the securities that are sold.

  In addition, delays in closing sales of our loans increase our risk by increasing the warehousing period for the loans, further exposing our company to credit risk. If we continue to be unable to profitably complete securitizations or whole loan sales, we will be required to utilize other sources of financing which may be on less favorable terms or not available to all. These trends may continue to adversely affect our operations and our ability to pay dividends in the future.

  Inability to Access Capital Markets and Generate Liquidity will Continue to Adversely Affect Our Operations and May Result in Losses

  We do not believe our current operating cash flows are sufficient to fund our lending activities and the growth of our mortgage assets, to repay our financing facilities and to pay cash dividends. We continue to explore alternatives for increasing our liquidity through additional asset sales and capital raising efforts. However, we cannot assure you that any of these alternatives will be available to us, or if available, that we will be able to negotiate favorable terms. If we cannot raise cash by selling debt and equity, we may be forced to sell our assets at unfavorable prices or discontinue various business activities. Our inability to access the capital markets will have a negative impact on our earnings and ability to pay dividends.

  REIT provisions of the Internal Revenue Code require us to distribute to our stockholders substantially all of our taxable income. These provisions restrict our ability to retain earnings and renew capital for our business activities. We may decide in future periods not to be treated as a REIT which would cause us to be taxed at the corporate level and to cease paying regular dividends. Also, to date a large portion of our dividends to stockholders consisted of distributions by our Conduit Operations subsidiary to our Long-Term Investment Operations entity. However, our Conduit Operations was not and is not required under the REIT provisions to make these distributions. Since we are trying to retain earnings for future growth and due to liquidity concerns, we may not cause our Conduit Operations subsidiary to make these distributions in the future. This would materially affect the amount of dividends, if any, paid by us to our stockholders.

OUR PRIOR HISTORY IS NOT REFLECTIVE OF FUTURE PERFORMANCE

  Our historical financial performance is of limited relevance in predicting our future performance. We began our operations in November 1995. We believe that our origination levels and profitability will continue to be adversely affected if the turmoil in the mortgage industry continues. Our future operating results will depend largely upon our ability to expand our long-term investment operations, our conduit operations and our warehouse lending operations. We cannot assure you that we will be able to successfully grow or that our operations will be profitable in the future. We cannot assure you that any prior rates of growth can be sustained or that they are indicative of future results. It is unlikely that any of our future dividends will be equal to or more than those dividends we have paid in the past.

  The loans we purchased to date and included in our securitizations have been outstanding for a relatively short period of time and our delinquency and loss experience to date may not be indicative of future results. It is unlikely that we will be able to maintain our delinquency and loan loss ratios at their present levels as our portfolio becomes more seasoned.

OUR BORROWINGS AND SUBSTANTIAL LEVERAGE MAY CAUSE LOSSES

 Risks of Use of Collateralized Mortgage Obligations

  To grow our investment portfolio, we borrow a substantial portion of the market value of substantially all of our investments in mortgage loans and mortgage-backed securities. We currently prefer to use collateralized mortgage obligations as financing vehicles to increase our leverage, since mortgage loans held for collateralized mortgage obligation collateral are retained for investment rather than sold in a secondary market transaction. Retaining mortgage loans as collateralized mortgage obligation collateral exposes our operations to greater credit losses than the use of securitization techniques that are treated as sales. In creating a collateralized mortgage obligation, we make a cash equity investment to fund collateral in excess of the amount of the securities issued. If we experience credit losses on the pool of loans subject to the collateralized mortgage obligation greater than we expected, the value of our equity investment decreases and we would have to adjust the value of the investment in our financial statements.

 Cost of Borrowings May Exceed Return on Assets

  The cost of borrowings under our financing facilities corresponds to a referenced interest rate plus or minus a margin. The margin varies depending on factors such as the nature and liquidity of the underlying collateral and the availability of financing in the market. We will experience net interest losses if the returns on our assets financed with borrowed funds fail to cover the cost of our borrowings.

 Default Risks Under Financing Facilities

  If we default under our collateralized borrowings, our lenders could force us to liquidate the collateral. If the value of the collateral is less than the amount borrowed, we would be required to pay the difference in cash. If we were to declare bankruptcy, some of our reverse repurchase agreements may obtain special treatment and our creditors would then be allowed to liquidate the collateral without any delay. On the other hand, if a lender with whom we have a reverse repurchase agreement declares bankruptcy, we might experience difficulty repurchasing our collateral, or enforcing our claim for damages, and it is possible that our claim could be repudiated and we could be treated as an unsecured creditor. If this occurs, our claims would be subject to significant delay and we may receive substantially less than our actual damages.

 Risk of Lack of Return of Investment on Liquidation

  We have pledged a substantial portion of our assets to secure the repayment of collateralized mortgage obligations issued in securitizations, our financing facilities or other borrowings. We will also pledge substantially all of our current and future mortgage loans to secure borrowings pending their securitization or sale. The cash flows we receive from our investments that have not yet been distributed, pledged or used to acquire mortgage loans or other investments may be the only unpledged assets available to our unsecured creditors and you if our company were liquidated.

INTEREST RATE FLUCTUATIONS MAY ADVERSELY AFFECT OUR OPERATING RESULTS

  Our operations, each as a mortgage loan originator and warehouse lender, may be adversely affected by rising and falling interest rates. Higher interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. This may decrease the amount of mortgages available to be acquired by our conduit operations and decrease the demand for warehouse financing provided by our warehouse lending operations to originators of mortgage loans. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their mortgage loans at lower long-term interest rates. Increased loan prepayments could lead to a reduction in the number of loans we service, the fees we receive for loan servicing and our loan servicing income.

  We are subject to the risk of rising mortgage interest rates between the time we commit to purchase mortgages at a fixed price and the time we sell or securitize those mortgages. An increase in interest rates will generally result in a decrease in the market value of mortgages that we have committed to purchase at a fixed price, but have not yet sold or securitized.

 Risks of Repricing of Assets and Liabilities

  Our principal source of revenue is net interest income or net interest spread, which is the difference between the interest we earn on our interest earning assets and the interest we pay on our interest bearing liabilities. The rates we pay on our borrowings are independent of the rates we earn on our assets and may be subject to more frequent periodic rate adjustments. Therefore, we could experience a decrease in net interest income or a net interest loss because the interest rates on our borrowings could increase faster than the interest rates on our assets. If our net interest spread becomes negative, we will be paying more interest on our borrowings than we will be earning on our assets and we will be exposed to a significant risk of loss.

  Additionally, the rates paid on our borrowings and the rates received on our assets may be based upon different indices (i.e., LIBOR, U.S. Treasuries, etc.). If the index used to determine the rate on our borrowings increases faster than the index used to determine the rate on our assets, we will experience a declining net interest spread which will have a negative impact on our profitability and may result in losses.

 Risks of Adjustable Rate Mortgages

  A significant portion of the mortgage assets held by our long-term investment operations are adjustable rate mortgages or bear interest based upon short-term interest rate indices. We generally fund these mortgage assets with borrowings. To the extent that there is a difference between the interest rate index used to determine the interest rate on our adjustable rate mortgage assets and the interest rate index used to determine the borrowing rate for our related financing, our business may be negatively impacted.

 Interest Rate Caps

  Adjustable rate mortgages typically have interest rate caps which limit interest rates charged to the borrower during any given period. Our borrowings are not subject to similar restrictions. In a period of rapidly increasing interest rates, the interest rates we pay on our borrowings could increase without limitation, while the interest rates we earn on our adjustable rate mortgage assets would be capped. If this occurs, our net earnings could be significantly reduced or we could suffer a net interest loss.

 Payment Caps

  Some of our adjustable rate mortgages may be subject to payment caps meaning some portion of the interest accruing on the mortgage is deferred and added to the principal outstanding. Our borrowings do not have similar provisions. This could cause us to receive less cash on our adjustable rate assets than the interest due on our related borrowings. Also, the increased principal amount outstanding as a result of interest deferral may result in a higher rate of defaults on these loans.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE

  Our results of operations, and more specifically our earnings, may significantly fluctuate from quarter to quarter based on several factors, including:

    .  changes in the amount of loans we originate;
    . differences between our cost of funds on borrowings and the average interest rates earned on our loans;
    . inability or decisions not to complete significant bulk whole loan sales or securitizations in a particular quarter; and
    .  problems generally affecting the mortgage loan industry.

  A delay in closing a particular mortgage loan sale or securitization would also increase our exposure to interest rate fluctuations by lengthening the period during which our variable rate borrowings under our warehouse facilities are outstanding. If we were unable to sell a sufficient number of mortgage loans as a premium during a particular reporting period, our revenues for that period would decline, which could have a material adverse affect on our operations. As a result, our stock price could also fluctuate.

OUR SHARE PRICES HAVE BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE

  The market price of our common stock has been extremely volatile. During the fourth quarter of 1998 our stock reached a high of $13.50 and a low of $2.75. On December 31, 1998, the closing sale price was $4.56. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors including:

    .  availability of liquidity;
    .  volatility in the securitization market;
    .  whole loan sale pricing;
    .  margin calls by warehouse lenders;
    . actual or anticipated fluctuations in our operating results; . interest rates;
    .  prepayments on mortgages
    .  valuations of securitization related assets;
    .  cost of funds; and
    .  general market conditions.

  In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the common stocks of specialty finance companies such as ours. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

  If our results of operations fail to meet the expectations of securities analysts or investors in a future quarter, the market price of our common stock could also be materially adversely affected.

PREPAYMENTS OF MORTGAGE LOANS MAY ADVERSELY AFFECT OUR OPERATIONS

  Mortgage prepayments generally increase when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans and general economic conditions. Most of our adjustable rate mortgages and those backing mortgage-backed securities are originated within six months of the time we purchased the mortgages and generally bear initial interest rates which are lower than their "fully-indexed" amount (the applicable index plus the margin). If we acquire these mortgages at a premium and they are prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we would not have received interest at the fully-indexed rate during such period. This means we would lose the opportunity to earn interest at that rate over the expected life of the mortgage. Also, if prepayments on our adjustable rate mortgage loans increase when interest rates are declining, our net interest income may decrease if we cannot reinvest the prepayments in mortgage assets bearing comparable rates.

  We currently acquire mortgages on a "servicing released" basis, meaning we acquire both the mortgages and the rights to service them. This strategy requires us to pay a higher purchase price or premium for the mortgages. If any mortgage loans that we acquired at a premium are prepaid, generally accepted accounting principles require us to immediately write-off any remaining capitalized premium amount, which would decrease our interest income.

VALUE OF OUR PORTFOLIO OF MORTGAGE-BACKED SECURITIES MAY BE ADVERSELY AFFECTED

  We invest in mortgage-backed securities known as "interest-only," "principal-only," residual interest and subordinated securities. These securities are either created through our own securitizations or those of third parties. Investments in residual interest and subordinated securities are much riskier than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities. On a percentage basis, the risk associated with holding residual interest and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses in the subordinated securities.

  We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, mortgage loan prepayments and credit losses. If our actual experience differs from our assumptions we would be required to reduce the value of these securities. The market for our asset-backed securities is extremely limited and we cannot assure you that we could sell these securities at their reported value or at all or that we could recoup our initial investment.

  We also bear the risk of loss on any mortgage-backed securities we purchase in the secondary mortgage market. If third parties have been contracted to insure against these types of losses, we would be dependent in part upon the creditworthiness and claims paying ability of the insurer and the timeliness of reimbursement in the event of a default on the underlying obligations. The insurance coverage for various types of losses is limited, and we bear the risk of any losses in excess of the limitation or outside of the insurance coverage.

  In addition, we may not obtain our anticipated yield or we may incur losses if the credit support available within certain mortgage-backed securities is inadequate due to unanticipated levels of losses, or due to difficulties experienced by the credit support provider. Delays or difficulties encountered in servicing mortgage-backed securities may cause greater losses and, therefore, greater resort to credit support than was originally anticipated, and may cause a rating agency to downgrade certain classes of our securities.

WE UNDERTAKE ADDITIONAL RISKS BY ACQUIRING AND INVESTING IN MORTGAGE LOANS

 Risk of Failure to Obtain Credit Enhancements

  We do not obtain credit enhancements such as mortgage pool or special hazard insurance for all of our mortgage loans and investments. Borrowers may obtain private mortgage insurance, but we only require this insurance in limited circumstances. During the time we hold mortgage loans for investment, we are subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as losses occurring from earthquakes or floods). If a borrower defaults on a mortgage loan that we hold, we bear the risk of loss of principal to the extent there is any deficiency between the value of the related mortgaged property and the amount owing on the mortgage loan. In addition, since defaulted mortgage loans are not considered eligible collateral under our borrowing arrangements, we bear the risk of being required to finance these loans with funds other than borrowed funds until they are ultimately liquidated.

 Greater Credit Risks from Non-Conforming Mortgage Loans

  Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government sponsored agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Our operations may be negatively affected due to our investments in non-conforming loans or securities evidencing interests in such loans. Credit risks associated with non-conforming mortgage loans are greater than conforming mortgage loans. The interest rates we charge on non-conforming loans are often higher than those charged for conforming loans. The combination of different underwriting criteria and higher rates of interest leads to greater risk including higher prepayment rates and higher delinquency rates and/or credit losses.

 Second Mortgages Entail Greater Risks

  Our security interest in the property securing second mortgages is subordinated to the interest of the first mortgage holder. If the value of the property is equal to or less than the amount needed to repay the borrower's obligation to the first mortgage holder upon foreclosure, all or a portion of our second mortgage loan will not be repaid.

 Geographic Concentration of Mortgage Loans Has Higher Risks

  We do not set limitations on the percentage of our mortgage asset portfolio composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. We estimate that a high concentration of the loans included in securitizations in which we hold subordinated interests are secured by properties in California. Certain parts of California have experienced an economic downturn in past years and have suffered the effects of certain natural hazards.

POTENTIAL LOSSES RELATED TO RECOURSE OBLIGATIONS

  Mortgage-backed securities issued in connection with our securitizations have been non-recourse to us, except in the case of a breach of standard representations and warranties made by us when the loans are securitized. While we have recourse against the sellers of mortgage loans, we cannot assure you that they will honor their obligations. We also engaged in bulk whole loan sales pursuant to agreements that provide for recourse by the purchaser against us. In some cases, the remedies available to a purchaser of mortgage loans from us are broader than those available to us against those who sell us these loans. If a purchaser exercises its rights against us, we may not always be able to enforce whatever remedies we may have against our sellers.

DEPENDENCE ON SECURITIZATIONS FOR LIQUIDITY

  We rely significantly upon securitizations to generate cash proceeds to repay borrowings and to create credit availability. Gains on sales from our securitizations represent a significant portion of our earnings. Several factors are expected to affect our ability to complete securitizations of our commercial mortgages, including:

    .  conditions in the securities markets;
    . the credit quality of the mortgage loans originated or purchased by our Conduit Operations;
    . the volume of our mortgage loan originations and purchases; and . our ability to obtain credit enhancement.

  If we were unable to securitize profitably a significant number of our mortgage loans in a particular financial reporting period, then it could result in lower income or a loss for that period.

  During the fourth quarter of 1998, we did not perform any securitizations. Any reduction in our ability to complete securitizations would require us to utilize other sources of financing which may be on less favorable terms.

 First Loss Risk Securities

  The market for first loss risk securities (securities that first take a loss when mortgages are not paid by the borrowers) is generally limited. In connections with our securitizations, we will endeavor to sell all securities subjecting us to a first loss risk. If we cannot sell these securities, then we may be required to hold them for an extended period, subjecting us to a first loss risk.

WE UNDERTAKE ADDITIONAL RISKS IN PROVIDING WAREHOUSE FINANCING

  As a warehouse lender, we lend money to mortgage bankers on a secured basis and we are subject to the risks associated with lending to mortgage banks, including the risks of fraud, borrower default and bankruptcy, any of which could result in credit losses for us. Our claims as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay.

THE VALUE OF OUR MORTGAGE SERVICING RIGHTS IS SUBJECT TO ADJUSTMENT

  When we purchase loans that include the associated servicing rights, the allocated cost of the servicing rights is reflected on our financial statements as mortgage servicing rights. To determine the fair value of these servicing rights, we use assumptions to estimate future net servicing income including projected discount rates, mortgage loan prepayments and credit losses. If actual prepayments or defaults with respect to loans serviced occur more quickly than we originally assumed, we would have to reduce the carrying value of our mortgage servicing rights. We do not know if our assumptions will prove correct.

OUR OPERATING RESULTS WILL BE AFFECTED BY THE RESULTS OF OUR HEDGING ACTIVITIES

  To offset the risks associated with our conduit operations, we enter into transactions designed to hedge our interest rate risks. To offset the risks associated with our long-term investment operations, we attempt to match the interest rate sensitivities of our adjustable rate mortgage assets held for investment with the associated financing liabilities. Our management determines the nature and quantity of the hedging transactions based on various factors, including market conditions and the expected volume of mortgage loan purchases. We do not limit management's use of certain instruments in such hedging transactions. Although our hedging program currently qualifies for hedge accounting under generally accepted accounting principles, we cannot assure you that our hedging transactions will offset our risks of loss, and we could incur significant losses.

REDUCTION IN DEMAND FOR RESIDENTIAL MORTGAGE LOANS AND OUR NON-CONFORMING LOAN PRODUCTS MAY ADVERSELY AFFECT OUR OPERATIONS

  The availability of sufficient mortgage loans meeting our criteria is dependent in part upon the size and level of activity in the residential real estate lending market and, in particular, the demand for non-conforming mortgage loans, which is affected by:

    .  interest rates;
    .  regional and national economic conditions;
    . fluctuations in residential property values; and . general regulatory and tax developments.

  If our mortgage loan purchases decrease, we will have:

    .  decreased economies of scale;
    .  higher origination costs per loan;
    .  reduced fee income;
    . smaller gains on the sale of non-conforming mortgage loans; and . an insufficient volume of loans to effect securitizations which requires us to accumulate loans over a longer period.

OUR DELINQUENCY RATIOS AND OUR PERFORMANCE MAY BE ADVERSELY AFFECTED BY THE PERFORMANCE OF PARTIES WHO SUB-SERVICE OUR LOANS

  We contract with third-party sub-servicers for the sub-servicing of all our loans, including those in our securitizations, and our operations are subject to risks associated with inadequate or untimely servicing. Poor performance by a sub-servicer may result in greater than expected delinquencies and losses on our loans. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. Also, with respect to loans subject to a securitization, greater delinquencies would adversely impact the value of any "interest-only," "principal-only" and subordinated securities we hold in connection with that securitization.

  In a securitization, relevant agreements permit us to be terminated as servicer under specific conditions described in these agreements, such as the failure of a sub-servicer to perform certain functions within specific time periods. If, as a result of a sub-servicer's failure to perform adequately, we were terminated as servicer of a securitization, the value of any servicing rights held by us would be adversely impacted.

INTENSE COMPETITION FOR MORTGAGE LOANS MAY ADVERSELY AFFECT OUR OPERATIONS

  We compete in purchasing non-conforming mortgage loans and issuing mortgage-backed securities with:

     .  other mortgage conduit programs;
     .  investment banking firms;
     .  savings and loan associations;
     .  banks;
     .  thrift and loan associations;
     .  finance companies;
     .  mortgage bankers;
     .  insurance companies;
     .  other lenders; and
     .  other entities purchasing mortgage assets.

  Continued consolidation in the mortgage banking industry may adversely affect us by reducing the number of current sellers to our conduit operations and our potential customer base. As a result, we may have to purchase a larger percentage of mortgage loans from a smaller number of sellers which could cause us to have to pay higher premiums for loans.

IF WE FAIL TO MAINTAIN OUR REIT STATUS WE MAY BE SUBJECT TO TAXATION AS A REGULAR CORPORATION

 Consequences if We Fail to Qualify as a REIT

  We believe that we have operated and intend to continue to operate in a manner that enables us to meet the requirements for qualification as a REIT for Federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service that we qualify as a REIT.

  You should be aware that opinions of counsel are not binding on the IRS or any court. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. Both the validity of the opinion of counsel and our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational and stockholder ownership requirements on a continuing basis.

  If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to Federal income tax at regular corporate rates. We also could be subject to the Federal alternative minimum tax. Unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. Therefore, if we lose our REIT status, the funds available for distribution to you would be reduced substantially for each of the years involved.

 Effect of Distribution Requirements

  As a REIT, we are subject to annual distribution requirements, which limit the amount of cash we have available for other business purposes, including amounts to fund our growth.

 Other Tax Liabilities

  Even if we qualify as a REIT, we may be subject to certain Federal, state, and local taxes on our income, property and operations that could reduce operating cash flow.

 Recent Developments

  On February 1, 1999, President Clinton announced his Fiscal Year 2000 Budget Proposal. The Budget Proposal includes a provision that would prohibit a REIT from holding securities representing more that 10% of the vote or value of all classes of stock of an issuer, other than a qualified REIT subsidiary or another REIT. The proposal, however, would provide an exception so that REITs could have certain types of "taxable REIT subsidiaries." Under the proposal, there would be two types of taxable REIT subsidiaries, a "qualified independent contractor subsidiary" and a "qualified business subsidiary." A number of constraints would be imposed on a taxable REIT subsidiary to ensure the a REIT could not, through a taxable REIT subsidiary, engage in substantial non-real estate activities, and also to ensure that the taxable REIT subsidiary pays a corporate level tax on its earnings. For example, the value of all taxable REIT subsidiaries owned by a REIT could not represent more than 15% of the value of the REIT's total assets and a taxable REIT subsidiary would not be entitled to deduct any interest incurred on debt funded directly or indirectly by the REIT. This proposal would be effective after the date of enactment. REITs would be allowed to combine and convert preferred stock subsidiaries into taxable REIT subsidiaries tax-free prior to a certain date. There would be a transition period to allow for conversion of preferred stock subsidiaries before the 10% vote or value test would become effective.

  Because we own 100% of the nonvoting preferred stock of Impac Funding Corporation which represents approximately 99% of the economic value of all classes of stock of Impac Funding Corporation, we could not satisfy the proposed 10% vote or value test. Our continued ownership of greater than 10% of the value of Impac Funding Corporation could cause us to fail to qualify as a REIT. Thus, if enacted in its present form, the proposal may limit Impac Funding's future activities and growth. We do not know if this proposal will be introduced as a bill in Congress or, if it were introduced, whether it would be enacted.

POTENTIAL CHARACTERIZATION OF DISTRIBUTIONS OR GAIN ON SALE AS UNRELATED BUSINESS TAXABLE INCOME TO TAX-EXEMPT INVESTORS

  If (1) we are subject to the rules relating to taxable mortgage pools or we are a "pension-held REIT," or (2) a tax-exempt stockholder has incurred debt to purchase or hold our common stock is not exempt from federal income taxation under certain special sections of the Internal Revenue Code, or (3) the residual REMIC interests we buy generate "excess inclusion income," then distributions to and, in the case of a stockholder described in (2), gains realized on the sale of common stock by, such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.

CLASSIFICATION AS A TAXABLE MORTGAGE POOL COULD SUBJECT US TO INCREASED TAXATION

  If we have borrowings with two or more maturities and its is secured by mortgage loans or mortgage-backed securities and the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings may be classified as a "taxable mortgage pool" under the Internal Revenue Code. If any part of our company was treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we generated may, under regulations to be issued by the Treasury Department, be characterized as "excess inclusion" income and allocated to our stockholders. Any excess inclusion income would:

     .  not be allowed to be offset by a stockholder's net operating losses;
     . be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;
     . be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and
     . be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

  We take the position that our existing financing arrangements do not create a taxable mortgage pool. However, the IRS may successfully maintain that our financing arrangements do qualify as a taxable mortgage pool. In addition, we may enter into arrangements creating excess inclusion income in the future.

OUR OPERATIONS MAY BE ADVERSELY AFFECTED IF WE ARE SUBJECT TO THE INVESTMENT COMPANY ACT

  We intend to conduct our business at all times so as not to become regulated as an investment company under the Investment Company Act. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. In order to qualify for this exemption we must maintain at least 55% of our assets directly in mortgage loans, qualifying pass-through certificates and certain other qualifying interests in real estate. Our ownership of certain mortgage assets may be limited by the provisions of the Investment Company Act. If the Securities and Exchange Commission adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exception, we could be required to restructure our activities or sell certain of our assets. To insure that we continue to qualify for the exemption we may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher-yielding mortgage assets. The net effect of these factors will be to lower at times our net interest income. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described. Our business will be materially and adversely affected if we fail to qualify for this exemption.

FUTURE REVISIONS IN POLICIES AND STRATEGIES AT THE DISCRETION OF OUR BOARD OF DIRECTORS MAY BE AFFECTED WITHOUT STOCKHOLDER CONSENT

  Our board of directors, including a majority of our unaffiliated directors, has established our investment and operating policies and strategies. We may:

     . invest in the securities of other REITs for the purpose of exercising control;
     . offer securities in exchange for property; and . offer to repurchase or otherwise reacquire our shares or other securities in the future.

  In October 1998, we adopted a repurchase plan to repurchase up to $5.0 million of our common stock in the open market. As of February 10, 1999, we had repurchased 184,000 shares for $999,000. We may also underwrite the securities of other issuers, although we have no present intention to do so. Any of the policies, strategies and activities may be modified or waived by our board of directors, subject in certain cases to approval by a majority of our unaffiliated directors, without stockholder consent.

EFFECT OF FUTURE OFFERINGS MAY ADVERSELY AFFECT MARKET PRICE OF OUR SECURITIES

  We intend to increase our capital resources by making additional private or public offerings of securities in the future. We do not know:

     .  the actual or perceived effect of these offerings;
     .  the timing of these offerings;
     . the dilution of the book value or earnings per share of our securities then outstanding; and
     .  the effect on the market price of our securities then outstanding.

 Risk Relating to Common Stock

  The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities.

 Risk Relating to Preferred Stock

  Our charter authorizes our board of directors to issue shares of preferred stock and to classify or reclassify any unissued shares of common stock or preferred stock into one or more classes or series of stock. The preferred stock may be issued from time to time with terms as determined by our board of directors. Our preferred stock is available for our possible future financing of acquisitions and for our general corporate purposes without further stockholder authorization. In October 1998, our board announced a dividend to all common stockholders of rights for certain shares of our Series A Junior Preferred Stock. Our Series A Junior Preferred Stock has terms and conditions which could have the effect of delaying, deferring or preventing a hostile change in control of our company. Our board could authorize the issuance of shares of another class or series of preferred stock with terms and conditions which could also have the effect of delaying, deferring or preventing a change in control of our company which could involve a premium price for holders of common stock or otherwise be in their best interest. The preferred stock, if issued, may have a preference on dividend payments which could reduce the assets we have available to make distributions to our common stockholders.

MARYLAND BUSINESS COMBINATION STATUTE

  The Maryland General Corporation Law establishes special requirements for "business combinations" between a Maryland corporation and "interested stockholders" unless exemptions are applicable. An interested stockholder is any person who beneficially owns 10% or more of the voting power of our then-outstanding voting stock. Among other things, the law prohibits for a period of five years a merger and other similar transactions between our company and an interested stockholder unless the board of directors approved the transaction prior to the party becoming an interested stockholder. The five-year period runs from the most recent date on which the interested stockholder became an interested stockholder. The law also requires a supermajority stockholder vote for such transactions after the end of the five-year period. This means that the transaction must be approved by at least:

     . 80% of the votes entitled to be cast by holders of outstanding voting shares,
     . 66% of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

  The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders' best interests.

MARYLAND CONTROL SHARE ACQUISITION STATUTE

  Maryland law provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by a stockholder vote. Two-thirds of the shares eligible to vote must vote in favor of granting the "control shares" voting rights. "Control shares" are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise at least 20% of the voting power in electing directors. Control shares do not include shares of stock the acquiring person is entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions.

  If a person who has made (or proposes to make) a control share acquisition satisfies certain conditions (including agreeing to pay expenses), he may compel our board of directors to call a special meeting of stockholders to be held within 50 days to consider the voting rights of the shares. If such a person makes no request for a meeting, we have the option to present the question at any stockholders' meeting.

  If voting rights are not approved at a meeting of stockholders then we may redeem any or all of the control shares (except those for which voting rights have previously been approved) for fair value. We will determine the fair value of the shares, without regard to voting rights, as of the date of either:

     . the last control share acquisition, and . or any meeting where stockholders considered and did not approve voting rights of the control shares.

  If voting rights for control shares are approved at a stockholders' meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. This means that you would be able to force us to redeem your stock for fair value. Under Maryland law, the fair value may not be less than the highest price per share paid in the control share acquisition. Furthermore, certain limitations otherwise applicable to the exercise of dissenters' rights would not apply in the context of a control share acquisition. The control share acquisition statute would not apply to shares acquired in a merger, consolidation or share exchange if we were a party to the transaction. The control share acquisition statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders' best interests.

POSSIBLE ADVERSE CONSEQUENCES OF LIMITS ON OWNERSHIP OF SHARES

  Our Charter limits ownership of our capital stock by any single stockholder to 9.5% of our outstanding shares. Our Charter also prohibits anyone from buying shares if the purchase would result in us losing our REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares or in five or fewer persons, applying certain broad attribution rules of the Internal Revenue Code, owning 50% or more of our shares. If you or anyone else acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Internal Revenue Code for REITs, we:

     .  will consider the transfer to be null and void;
     .  will not reflect the transaction on our books;
     .  may institute legal action to enjoin the transaction;
     . will not pay dividends or other distributions with respect to those shares;
     .  will not recognize any voting rights for those shares;
     .  will consider the shares held in trust for the benefit of our Company;
        and
     . will either direct the affected person to sell the shares and turn over any profit to us, or we will redeem the shares. If we redeem the shares, it will be at a price equal to the lesser of:

        (a)  the price paid by the transferee of the shares, or
        (b) the average of the last reported sales prices on the American Stock Exchange on the ten trading days immediately preceding the date fixed for redemption by our board of directors.

  An individual who acquires shares that violate the above rules bears the risk that (1) he may lose control over the power to dispose of his shares, (2) he may not recognize profit from the sale of his shares if the market price of the shares increases and (3) he may be required to recognize a loss from the sale of his shares if the market price decreases.

FAILURE TO COMPLY WITH YEAR 2000 COMPUTER STANDARDS

  We are not aware of any material operational issues or costs associated with preparing our internal systems for the year 2000. However, we may have operational problems or increased costs because of our implementation of systems and changes necessary to address year 2000 issues. Our inability to implement such systems and changes in a timely manner could have a material adverse effect
on our business, financial condition and results of operations.   We also rely,
directly and indirectly, on external systems of business enterprises such as financial institutions, third party mortgage banks, correspondent loan originators and government agencies for accurate exchange of data. Even if the year 2000 issue does not materially affect our internal systems, disruptions in the operation of the enterprises with which we interact could adversely affect us.

LIMITATIONS ON ACQUISITION AND CHANGE IN CONTROL OWNERSHIP LIMIT

  The 9.5% ownership limit discussed above may have the effect of precluding acquisition of control of our company by a third party without consent of our board of directors.

ITEM 2.  PROPERTIES

  The primary executive and administrative offices of the Company are located in Santa Ana Heights, California. The Company currently occupies, and is utilizing, approximately 33,000 square feet of space pursuant to a premises operating sublease, which expired in February of 1999, with Imperial Credit Industries, Inc. ("ICII"), an affiliate of the Company. Management believes that the terms of the sublease were at least as favorable as could have been obtained from an unaffiliated third party.

  The sublease with ICII will not be renewed but will be maintained on a month-to-month basis as the Company began relocating employees during 1998 to a commercial office building that is owned by ICH and located in Newport Beach, California. The Company has entered into a lease with ICH to use approximately 74,000 square feet of office space at a rate of $145,000 per month. The Company expects that all remaining operating management and employees of the Company will be relocated to the Newport Beach location during 1999. The Company believes that these facilities will adequately provide for the Company's future growth needs.

ITEM 3.  LEGAL PROCEEDINGS

  Other Matters. A financial institution has contended that it has a claim against the Company in connection with certain communications between the Company and the financial institution regarding a certain mortgage broker and transactions involving that mortgage broker. No lawsuit has been filed and no damages have been alleged. The Company believes that these contentions are without merit, and if a lawsuit is ever filed it will be vigorously defended.

  Other than the foregoing, the Company is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1998.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol IMH. The following table sets forth the high, low and closing sales prices for IMH's Common Stock as reported by the AMEX for the periods indicated:

                                                                      1998                                 1997
                                                        --------------------------------    ------------------------------
                                                          HIGH         LOW        CLOSE       HIGH        LOW       CLOSE
                                                        --------     -------     -------    --------    -------    -------
First Quarter (1)..................................     $ 18.25      $ 15.88     $ 17.06    $  17.67    $ 14.58    $ 15.25
Second Quarter (1).................................       17.75        14.00       15.56       18.67      13.25      18.08
Third Quarter......................................       16.88        10.00       13.50       19.17      16.25      18.42
Fourth Quarter.....................................       13.50         2.75        4.56       18.58      14.69      17.88

_______________________
(1) Adjusted to reflect a 3-for-2 common stock split effective November 24, 1997.

  On March 10, 1999, the last reported sale price of the Common Stock on the AMEX was $5.13 per share. As of March 10, 1999, there were 877 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Company's Common Stock.

  Dividend Reinvestment and Stock Purchase Plan. Pursuant to IMH's Dividend Reinvestment and Stock Purchase Plan ("DRSPP" or the "Plan"), stockholders can acquire additional shares of IMH Common Stock by reinvesting their cash dividends at a 0% to 5% discount of the average high and low market prices as reported on the AMEX on the Investment Date (as described in the Plan) to the extent shares are issued by IMH. Stockholders may also purchase additional shares of IMH Common Stock through the cash investment option at a 0% to 5% discount of the average high and low market prices as reported on the AMEX during the three trading days preceding the Investment Date. Information on the Company's Dividend Reinvestment and Stock Purchase Plan can be obtained from the Company's investor relations group at 714 -438-2100.

  Share Repurchase Program. On September 25, 1998, the Company's Board of Directors authorized the Company to repurchase up to $5.0 million of the Company's Common Stock, $.01 par value, in open market purchases from time to time at the discretion of the Company's management; the timing and extent of the repurchases will depend on market conditions. The Company intends to effect such repurchases, if any, in compliance with the Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be canceled. Through February 10, 1999, the Company had repurchased 184,000 shares of its Common Stock for $999,000.

  Stockholder Rights Plan. On October 7, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each outstanding share of Common Stock. The dividend distribution was made on October 19, 1998 payable to stockholders of record on that date. The Rights are attached to the Company's Common Stock. The Rights will be exercisable and trade separately only in the event that a person or group acquires or announces the intent to acquire 10 percent or more of the Company's Common Stock. Each Right will entitle stockholders to buy one-hundredth of a share of a new series of junior participating Preferred Stock at an exercise price of $30.00. If the Company is acquired in a merger or other transaction after a person has acquired 10 percent or more of Company outstanding Common Stock, each Right will entitle the stockholder to purchase, at the Right's then-current exercise price, a number of the acquiring Company's common shares having a market value of twice such price. In addition, if a person or group acquires 10 percent or more of the Company's Common Stock, each Right will entitle the stockholder (other than the acquiring person) to purchase, at the Right's then-current exercise price, a number of shares of the Company's Common Stock having a market value of twice such price. Following the acquisition by a person of 10 percent or more of the Company's Common Stock and before an acquisition of 50 percent or more of the Common Stock, the Board of Directors may exchange the Rights (other than the Rights owned by such person) at an exchange ratio of one share of Common Stock per Right. Before a person or group acquires beneficial ownership of 10 percent or more of the Company's Common Stock, the Rights are redeemable for $.0001 per right at the option of the Board of Directors. The Rights will expire on October 19, 2008. The Rights distribution is not taxable to stockholders. The Rights are intended to enable all the Company stockholders to realize the long-term value of their investment in the Company.

DIVIDENDS

  To maintain its qualification as a REIT, IMH intends to make annual distributions to stockholders of at least 95% of its taxable income, which may not necessarily equal net income as calculated in accordance with generally accepted accounting principles ("GAAP"), determined without regard to the deduction for dividends paid and excluding any net capital gains. Any taxable income remaining after the distribution of the regular quarterly or other dividends will be distributed annually on or prior to the date of the first regular quarterly dividend payment date of the following taxable year. The dividend policy is subject to revision at the discretion of the Board of Directors. All distributions in excess of those required for IMH to maintain REIT status will be made by IMH at the discretion of the Board of Directors and will depend on the taxable earnings of IMH, the financial condition of IMH, and such other factors as the Board of Directors deems relevant. The Board of Directors has not established a minimum distribution level.

  Distributions to stockholders will generally be taxable as ordinary income, although a portion of such distributions may be designated by IMH as capital gain or may constitute a tax-free return of capital. IMH annually furnishes to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital. Of the total dividends paid during 1998 and 1997, approximately $8.9 million and $5.5 million, respectively, represented a tax-free return of capital. There was no return of capital paid to stockholders in 1996.

  The following table sets forth the dividends paid or declared by IMH:

                                                                                                         PER SHARE
                                                                                STOCKHOLDER               DIVIDEND
                        PERIOD COVERED                                          RECORD DATE              AMOUNT (1)
-------------------------------------------------------------------       ----------------------      ---------------
Quarter ended March 31, 1997.......................................            April 1, 1997                $0.39
Quarter ended June 30, 1997........................................             July 7, 1997                $0.40
Quarter ended September 30, 1997...................................          September 15, 1997             $0.43
Quarter ended December 31, 1997....................................          December 31, 1997              $0.46
Quarter ended March 31, 1998.......................................            April 9, 1998                $0.48
Quarter ended June 30, 1998........................................             July 1, 1998                $0.49
Quarter ended September 30, 1998 (2)...............................           October 9, 1998               $0.49

______________________
(1) Adjusted to reflect 3-for-2 common stock split effective November 24, 1997.

(2) On September 28, 1998, the Company declared a third quarter dividend of $0.49 per share payable on October 26, 1998 to stockholders of record on October 9, 1998. However, on October 8, 1998 the Company announced that the third quarter dividend would be delayed and paid on January 6, 1999. The Company paid interest in the form of an additional cash dividend at a rate of 4% per annum for the period from the previously announced payment date through January 6, 1999. The total amount of interest paid was $96,300, or $0.004 per share.

  The Company did not declare a dividend for the quarter ended December 31, 1998. See "Item 1. Business--Risk Factors--Current Conditions of Mortgage Industry Adversely Affect Our Liquidity and Our Ability to Pay Dividends."


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated statements of operations data for each of the years in the five-year period ended December 31, 1998, and the consolidated balance sheet data for the five-year period ended December 31, 1998 were derived from the Company's and IFC's financial statements audited by KPMG LLP ("KPMG"), independent auditors, whose reports appear on pages F-2 and F-32, respectively. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                         IMPAC MORTGAGE HOLDINGS, INC.
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------
                                                          1998           1997           1996           1995           1994
                                                       -----------    -----------    ----------     ----------     ----------
STATEMENT OF OPERATIONS DATA:
Net interest income:
 Total interest income..............................   $   163,658    $   109,533    $   63,673     $    2,851     $      292
 Total interest expense.............................       121,695         76,577        44,144          1,715            127
                                                       -----------    -----------    ----------     ----------     ----------
  Net interest income...............................        41,963         32,956        19,529          1,136            165
    Provision for loan losses.......................         4,361          6,843         4,350            488             95
                                                       -----------    -----------    ----------     ----------     ----------
  Net interest income after loan loss provision.....        37,602         26,113        15,179            648             70

Non-interest income:
 Equity in net earnings (loss) of IFC...............       (13,876)         8,316           903          1,489            532
 Equity in net loss of ICH..........................          (998)          (239)           --             --             --
 Loss on sale of mortgage loans.....................        (3,111)            --            --             --             --
 Gain on sale of securities.........................           427            648            --             --             --
 Other income.......................................         4,019          1,601           593            244             83
                                                       -----------    -----------    ----------     ----------     ----------
  Total non-interest income.........................       (13,539)        10,326         1,496          1,733            615
                                                       -----------    -----------    ----------     ----------     ----------
Non-interest expense:
 Write-down on securities available-for-sale........        14,132             --            --             --             --
 Loss on equity investment of ICH...................         9,076             --            --             --             --
 General and administrative and other operating
  expense...........................................         6,788          1,851         1,449            209            225
 Advisory fees......................................            --          6,242         3,347             38             --
 Termination agreement expense......................            --         44,375            --             --             --
                                                       -----------    -----------    ----------     ----------     ----------
  Total non-interest expense........................        29,996         52,468         4,796            247            225
                                                       -----------    -----------    ----------     ----------     ----------
  Earnings (loss) before income taxes...............        (5,933)       (16,029)       11,879          2,134            460
 Income taxes (benefit).............................            --             --            --             76            (30)
                                                       -----------    -----------    ----------     ----------     ----------
  Net earnings (loss)...............................   $    (5,933)   $   (16,029)   $   11,879     $    2,058     $      490
                                                       ===========    ===========    ==========     ==========     ==========
  Net earnings (loss) per share-- basic.............   $     (0.25)   $     (0.99)   $     1.34     $     0.05     $       --
                                                       ===========    ===========    ==========     ==========     ==========
  Net earnings (loss) per share-- diluted...........   $     (0.25)   $     (0.99)   $     1.32     $     0.05     $       --
                                                       ===========    ===========    ==========     ==========     ==========
  Dividends declared per share......................   $      1.46    $      1.68    $     1.61     $       --     $       --
                                                       ===========    ===========    ==========     ==========     ==========
  Net earnings (loss) per share before
    management termination expense (1)..............   $     (0.25)   $      1.74    $     1.32     $     0.05     $       --
                                                       ===========    ===========    ==========     ==========     ==========

________
(1) Per share amounts exclude the effect of expenses related to the termination (the "Termination Agreement Expense") of the Company's Management Agreement with Imperial Credit Advisors, Inc. ("ICAI"), an affiliate of ICII.

                                                                                  YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------------------------
                                                            1998           1997           1996           1995           1994
                                                         -----------    -----------    ----------     ----------     ----------
BALANCE SHEET DATA:
  Investment securities available-for-sale............   $    93,486    $    67,011     $  63,506     $    2,284     $       --
  Mortgage loans held-for-investment and
    CMO collateral....................................     1,181,847      1,052,610       502,658             --             --
       Finance receivables                                   311,571        533,101       362,312        583,021          3,120
       Investment in Impac Funding Corporation                13,246         27,122         9,896            866          6,335
  Investment in Impac Commercial Holdings, Inc........            --         17,985            --             --             --
  Total assets........................................     1,665,504      1,752,812       972,355        613,688          9,365
  CMO borrowings......................................     1,072,316        741,907       474,513             --             --
  Reverse repurchase agreements.......................       323,625        755,559       357,716        567,727             --
  Total liabilities...................................     1,413,898      1,523,782       843,165        568,452          2,512
  Total stockholders' equity..........................       251,606        229,030       129,190         45,236          6,853

                           IMPAC FUNDING CORPORATION
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT OPERATING DATA)

                                                                                   YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------------
                                                         1998               1997             1996              1995
                                                   --------------     --------------    -------------    ------------------
STATEMENT OF OPERATIONS DATA:
Net interest income:
 Total interest income.............................   $    48,510        $    48,020       $   32,799       $    1,249
 Total interest expense............................        40,743             41,628           31,751            1,785
  Net interest income (expense)....................         7,767              6,392            1,048             (536)

Non-interest income:
 Gain (loss) on sale of loans......................       (11,663)            19,414            7,747            4,135
 Mark-to-market loss on investment securities......          (805)                --               --               --
 Gain (loss) on sale of investment securities......          (706)               550               --               --
 Loan servicing income.............................         7,071              4,109            1,250            5,159
 Gain on sale of servicing rights..................            --                 --               --              370
 Other income......................................           420                 93               --               --
  Total non-interest income                                (5,683)            24,166            8,997            9,664

Non-interest expense:
 General and administrative and other operating            14,385             10,047            7,154            3,663
  expense..........................................
 Amortization of mortgage servicing rights.........         6,361              2,827              613            2,892
 Impairment of mortgage servicing rights...........         3,722                 --               --               --
 Provision for repurchases.........................           367              3,148              687               --
  Total non-interest expense                               24,835             16,022            8,454            6,555

  Earnings (loss) before income taxes..............       (22,751)            14,536            1,591            2,573
 Income taxes (benefit)............................        (8,738)             6,136              679            1,069
  Net earnings (loss)..............................   $   (14,013)       $     8,400       $      912       $    1,504
                                                   ==============     ==============    =============    =============

                                                        December 31,
                                                       -------------
                                                            1994
                                                       -------------
STATEMENT OF OPERATIONS DATA:
Net interest income:
 Total interest income.......................             $       --
 Total interest expense......................                    538
  Net interest income (expense)..............                   (538)
 ABLE>
Non-interest income:
 Gain (loss) on sale of loans................                  2,291
 Mark-to-market loss on investment securities                     --
 Gain (loss) on sale of investment securities                     --
 Loan servicing income.......................                  4,043
 Gain on sale of servicing rights............                  4,188
 Other income................................                     --
  Total non-interest income                                   10,522

Non-interest expense:
 General and administrative and other operati                  6,333
  expense....................................
 Amortization of mortgage servicing rights...                  2,070
 Impairment of mortgage servicing rights.....                     --
 Provision for repurchases and loan losses...                    655
  Total non-interest expense                                   9,058

  Earnings (loss) before income taxes........                    926
 Income taxes (benefit)......................                    389
                                                       -------------
  Net earnings (loss)........................          $         537
                                                       =============


                                                                                       AT DECEMBER 31,
                                                   ------------------------------------------------------------------------
                                                        1998               1997             1996               1995
                                                   --------------     --------------    -------------    -------------------
BALANCE SHEET DATA:
  Residual interests in securitizations............   $        --        $        --       $   46,949       $       --
  Mortgage loans held-for-sale.....................       252,305            620,549          334,104          544,275
  Mortgage servicing rights........................        14,062             15,568            8,785               --
  Total assets.....................................       313,872            656,944          399,171          552,631
  Borrowings from IWLG.............................       192,900            454,840          327,422          550,291
  Other borrowings.................................        67,058            148,307               --               --
  Borrowings from affiliates.......................        24,382              6,198           54,803               --
  Total liabilities................................       301,009            629,548          389,175          551,757
  Total shareholders' equity.......................        12,863             27,396            9,996              874

OPERATING DATA (IN MILLIONS):
  Mortgage loan acquisitions (volume)..............   $     2,249        $     2,571       $    1,542       $    1,133
  Servicing portfolio at period-end................         3,714              3,029            1,550              512

                                                       -------------
                                                                1994
                                                       -------------
BALANCE SHEET DATA:
  Residual interests in securitizations............       $       --
  Mortgage loans held-for-sale.....................               --
  Mortgage servicing rights........................           11,453
  Total assets.....................................           12,097
  Borrowings from IWLG.............................               --
  Other borrowings.................................               --
  Borrowings from affiliates.......................            5,698
  Total liabilities................................            5,698
  Total shareholders' equity.......................            6,399

OPERATING DATA (IN MILLIONS):
  Mortgage loan acquisitions (volume)..............       $    1,726
  Servicing portfolio at period-end................            1,868

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Exchange Act of 1934 which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "should," "anticipate," "estimate," or "believe" or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause such differences to occur are discussed in "Item 1. Business--Risk Factors" as well as those factors discussed below.

GENERAL

  Impac Mortgage Holdings, Inc. was incorporated in Maryland in August 1995. The Company, together with its subsidiaries and related companies, primarily operates three businesses: (1) the Long-Term Investment Operations, (2) the Conduit Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans, the Conduit Operations purchases and sells and securitizes primarily non-conforming mortgage loans and the Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans.

  The Company is entitled to 99% of the earnings or losses of IFC through its ownership of all of the non-voting preferred stock of IFC. As such, the Company records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. The Company is a mortgage loan finance company that elects to be taxed at the corporate level as a REIT for federal income tax purposes, which generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level.

RELATIONSHIPS WITH IMPAC ENTITIES

  Many of the officers and directors of the Company are officers, directors and owners of ICH, ICCC, RAI Advisors, Inc. ("RAI") and IFC. The Company and ICH have also entered into various financing arrangements. Certain of the officers and directors of the Company own RAI, which provides management services ICH. RAI has also entered into a submanagement agreement (the "Submanagement Agreement") with IFC whereby the Company pays IFC, through RAI, for all costs and services under contract. The Company owns all of the preferred stock of, and 99% of the economic interest in, IFC.

SIGNIFICANT TRANSACTIONS

  On December 22, 1998, the Company completed the sale of 1,200,000 shares of Series B 10.5% Cumulative Convertible Preferred Stock ("Series B Preferred Stock") at $25.00 per share. The Series B Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of $4.95 per share. Accordingly, each share of Series B Preferred Stock is convertible into 5.050505 shares of the Company's Common Stock but subject to adjustment. Dividends on the Series B Preferred Stock will accumulate from the date of issuance and will be payable quarterly, in cash or the Company's Common Stock, starting April 27, 1999. The dividend rate per share will be the greater of $0.65625 per quarter or the quarterly cash dividend declared on the number of shares of Common Stock into which a share of Series B Preferred Stock is convertible. The Series B Preferred Stock is redeemable under certain circumstances, at a price of $25.00 per share, plus accumulated and unpaid dividends beginning December 2000.

  In addition, in December 1998, the Company signed a letter of intent to acquire a Federally insured California chartered thrift and loan. The Company intends to contribute certain assets of IFC into the thrift and loan charter and operate the entire mortgage banking and selected investment activities from the thrift and loan. The acquisition of the thrift and loan will reduce the Company's reliance on lines of credit and reverse repurchase agreements through other commercial and investment banks and will give the merged company access to lower cost funds and the Federal Home Loan Bank.

  During the first quarter of 1999, IFC finalized a master agreement to sell up to $1.0 billion of IFC's future loan production to FHLMC. IFC anticipates that the first delivery of mortgage loans under the new agreement will occur in March of 1999, with the first settlement to take place no later than April of 1999. The transaction is a servicing retained agreement, which gives IFC a guaranteed pricing spread and cash gains plus the value of the servicing rights created. See "--Liquidity and Capital Resources."

  On October 27, 1998, the Company sold to ICH its remaining 50% ownership interest in a commercial office building located in Newport Beach, California for $6.0 million. After the sale of the 50% ownership interest to ICH, the Company has no ownership interest in the commercial office building.

  On October 21, 1998, ICH repurchased from IMH 937,084 shares of ICH Common Stock and 456,916 shares of ICH Class A Common Stock at a per share price of $4.375, based upon the closing sales price of the Common Stock on the AMEX on October 19, 1998, for a total repurchase of $6.1 million. The Company recorded a loss of $9.1 million on the sale.

BUSINESS OPERATIONS

  Business Strategy. Due to the deterioration of the mortgage-backed securitzation market during the third and fourth quarters of 1998, the Company's lenders made margin calls on their reverse repurchase agreements. To provide the necessary liquidity to meet these margin calls, the Company sold mortgage loans and mortgage-backed securities at losses in order to reduce outstanding borrowings on its reverse repurchase agreements. To further enhance the Company's liquidity, the Company completed the issuance of 1,200,000 shares of Series B Preferred Stock in December of 1998, which generated net proceeds of $28.8 million. These transactions increased the Company's cash and cash equivalents at December 31, 1998 to $33.9 million as compared to $2.2 million at September 30, 1998. In addition to asset sales and the issuance of Series B Preferred Stock to improve the Company's liquidity, IFC completed the execution of a master agreement to sell up to $1.0 billion of its future mortgage loan production to FHLMC over the next year. IFC will complete its first delivery of mortgage loans under the new agreement in March of 1999, and anticipates that the first settlement will occur no later than April of 1999. The transaction is a servicing retained agreement, which gives IFC a guaranteed pricing spread and cash gains plus the value of the servicing rights created.

  Although the Company's primary objective in response to the deterioration of the mortgage-backed securitization market was to improve liquidity, the Company made other strategic decisions in response to the mortgage market downturn to compete more effectively in the current market and to restore profitability, as follows: (1) adjusted interest rates on its loan programs, (2) adjusted purchase pricing on the acquisition of its loans and (3) reduced staff levels at IFC by approximately 25%. While this decision resulted in lower origination balances during the fourth quarter of 1998, the Company anticipates better results on the subsequent sale or securitization of its loans. As the liquidity crisis improved, the Company made a further strategic decision that it believes will help minimize the Company's exposure to market conditions that occurred during 1998. As such, the Company has signed a letter of intent to acquire a California, federally insured thrift and loan. The acquisition is contingent upon the execution of a definitive agreement and obtaining satisfactory approvals from all regulatory agencies. The Company does not anticipate any significant regulatory impediments. Upon the consummation of the transaction, the Company intends to contribute certain assets of IFC into the thrift and loan charter and operate the entire mortgage banking and selected investment activities from the thrift and loan. This acquisition will reduce the Company's reliance on outside warehouse and reverse repurchase facilities with commercial and investment banks. The thrift and loan charter will give IFC access to lower cost funds and borrowings from the Federal Home Loan Bank.

  Long-Term Investment Operations: During the year ended December 31, 1998, the Long-Term Investment Operations, conducted by IMH and IMH Assets, acquired $866.7 million of mortgages from IFC as compared to $877.1 million acquired during the same period in 1997. Mortgages purchased by the Long-Term Investment Operations during 1998 consisted of $616.4 million of FRMs and $244.1 million of ARMs secured by first liens on residential property and $6.2 million of fixed-rate second trust deeds secured by residential property. During 1998, IMH Assets issued CMOs totaling $768.0 million as compared to CMOs totaling $521.7 million during the same period in 1997. As of December 31, 1998, the Long-Term Investment

Operations portfolio of mortgage loans consisted of $1.2 billion of mortgage loans held in trust as collateral for CMOs and $20.6 million of mortgage loans held-for-investment of which approximately 47% were FRMs and 53% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of mortgage loans was 9.42% at December 31, 1998 with a weighted average margin of 4.71%. The portfolio of mortgage loans included 72% of "A" credit quality non-conforming mortgage loans and 28% of B/C Loans, as defined by the Company. The Long-Term Investment Operations sold $170.4 million of mortgage loans to IFC and $73.2 million of mortgage loans to third parties during 1998 as compared to $9.4 million of loans sold to third parties during the same period in 1997. During 1998, the Long-Term Investment Operations acquired $60.6 million of securities created by IFC through the issuance of REMICs as compared to $12.6 million during the same period in 1997. In addition, the Long-Term Investment Operations had outstanding finance receivables of $311.6 million and investment securities available-for-sale of $93.5 million at December 31, 1998. The $93.5 million of investment securities available-for-sale included $45.5 million of subordinated securities collateralized by mortgages, $42.6 million of "interest only" securities, and $5.4 million of subordinated securities collateralized by other loans.

  Conduit Operations: The Conduit Operations, conducted by IFC, supports the Long-Term Investment Operations of the Company by supplying IMH and IMH Assets with mortgages for IMH's long-term investment portfolio. IFC's mortgage acquisitions decreased 15% to $2.2 billion during 1998 as compared to $2.6 billion of mortgages acquired during the same period in 1997. During 1998, IFC securitized $907.5 million of mortgages and sold whole loans to third party investors totaling $856.2 million, resulting in a loss on sale of loans of $11.7 million. This compares to securitizations of $878.0 million and whole loan sales to third parties of $501.7 million, resulting in a gain on sale of loans of $19.4 million, during 1997. IFC had deferred revenue of $10.6 million at December 31, 1998 as compared to $7.0 million at December 31, 1997. The increase in deferred revenue relates to the sale of $842.9 million in principal balance of mortgages to IMH during 1998, which are deferred or accreted over the estimated life of the loans. IFC's servicing portfolio increased 23% to $3.7 billion at December 31, 1998 as compared to $3.0 billion at December 31, 1997. Of the $3.7 billion of mortgage loans serviced by IFC at December 31, 1998, IFC is the master servicer for $1.5 billion of FRMs collateralizing REMIC securities and $1.1 billion of mortgage loans collateralizing CMOs. Of the mortgage loans in IFC's servicing portfolio at December 31, 1998 and 1997, 40% and 40%, respectively, were collateralized by properties located in California. The loan delinquency rate of mortgages in IFC's servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 4.82% and 3.20%, at December 31, 1998 and 1997, respectively. During 1998, 1,404 loans were removed from 90 days or more delinquent status of which 569 loans, or 41%, were reinstated, repurchased or paid-in-full.

  Warehouse Lending Operations: At December 31, 1998, the Warehouse Lending Operations, conducted by IWLG, had $813.1 million of warehouse lines of credit available to 32 borrowers (including IFC), of which $311.6 million was outstanding, including $192.9 million outstanding to IFC, $21.0 million outstanding to the Long-Term Investment Operations, and $1.5 million outstanding to WSI. James Walsh, Executive Vice President of WSI, is also a Director of IMH and ICH.

RESULTS OF OPERATIONS--
IMPAC MORTGAGE HOLDINGS, INC.

Year Ended December 31, 1998 as compared to Year Ended December 31, 1997

NET EARNINGS (LOSS)

  The Company recorded a net loss of $(5.9) million, or $(0.25) per basic and diluted common share, during the year ended December 31, 1998 as compared to a net loss of $(16.0) million, or $(0.99) per basic and diluted common share, for the year ended December 31, 1997. The Company's net loss for 1998 was primarily the result of a tax adjusted loss of $7.3 million on the sale of mortgage loans held-for-sale at IFC and a tax adjusted non-cash charge of $2.9 million on the write-down of IFC's MSRs and investment securities available-for-sale. In addition, the Company's 1998 earnings were negatively affected by a $9.1 million loss on the sale of its equity investment in ICH, which reflects the price the Company received on the sale of its ICH common stock on October 19, 1998, an impairment charge of $14.1 million on investment securities available-for-sale, a loss on sale of mortgage loans of $3.1 million, and a loss on disposition of real estate owned of $1.7 million. Excluding the consolidated tax adjusted losses on mortgage loan sales of $10.4 million, consolidated tax adjusted non-cash charges of $17.0 million, and the loss on sale of equity investment in ICH of $9.1 million, the Company's earnings for the year ended December 31, 1998 would have been $30.6 million, or $1.28 per basic and diluted common share, as compared to earnings of $28.3 million, or $1.74 per basic and diluted common share, for the same period of 1997, after excluding a non-cash charge of $44.4 million for the Company's buyout of its management agreement. Earnings per share for 1998, including the adjustments described above, were lower as compared to earnings per share for 1997 due to an increase in the number of common shares outstanding during 1998.

  The loss on the sale of mortgage loans and the write-down of mortgage assets by the Company and IFC was precipitated by the deterioration of the mortgage-backed securitization market during the third and fourth quarters of 1998. The deterioration of the mortgage-backed securitization market in 1998 created liquidity problems for the Company as the Company's lenders made margin calls on their reverse repurchase facilities. These margin calls resulted in the Company delaying its third quarter dividend, which was paid on January 6, 1999, and selling mortgage loans and mortgage-backed securities at losses in order to reduce outstanding borrowings on these facilities. Although a loss was recorded for 1998, the Company was successful in improving liquidity and protecting stockholder value by selling out of its mortgage loan positions rather than continuing to expose the Company to further market risk while accumulating these loans for securitization.

NET INTEREST INCOME
-------------------

  Net interest income increased 27% to $42.0 million during 1998 as compared to $33.0 million during 1997. Interest income is primarily interest on Mortgage Assets and excludes interest income on cash and cash equivalents and due from affiliates. Interest expense is primarily borrowings on Mortgage Assets and excludes interest expense on due to affiliates. Mortgage Assets include CMO collateral, mortgage loans held-for-investment, finance receivables and investment securities available-for-sale. The increase in net interest income during 1998 as compared to 1997 was primarily the result of higher average Mortgage Assets, which increased 54% to $2.0 billion during 1998 as compared to $1.3 billion during 1997. The net interest spread on Mortgage Assets decreased to 1.49% during 1998 as compared to 1.89% during 1997. The decrease in net interest spread on Mortgage Assets was primarily the result of a decrease in the net interest spread on CMO collateral, which represents the largest portion of Mortgage Assets on a weighted-average basis. The net interest spread on CMO collateral was 0.78% during 1998 as compared to 1.40% during 1997. The decrease in net interest spread on CMO collateral during 1998 was primarily due to higher rates of mortgage loan prepayments and correspondingly higher rates of premium amortization expense as compared to 1997.

  The following table summarizes average balance, interest and weighted-average yield on Mortgage Assets and borrowings for the years ended December 31, 1998 and 1997 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                       FOR THE YEAR ENDED DECEMBER 31, 1998               FOR THE YEAR ENDED DECEMBER 31, 1997
                                ----------------------------------------------------------------------------------------------------
                                                          WEIGHTED                                           WEIGHTED
                                  AVERAGE                   AVG          % OF       AVERAGE                    AVG          % OF
                                  BALANCE      INTEREST    YIELD      PORTFOLIO     BALANCE      INTEREST     YIELD      PORTFOLIO
                                -----------   ---------   --------   -----------   -----------   ---------   --------   ------------
MORTGAGE ASSETS
---------------
Investment securities
available-for-sale:
Subordinated securities         $    88,544   $  11,219   12.67%         4.47%     $    58,956   $   7,519   12.75%           4.51%
collateralized by mortgages
Subordinated securities               5,364         709   13.22          0.27            5,980       1,028   17.19            0.46
                                -----------   ---------                            -----------   ---------
collateralized by other loans
     Total investment
      securities
     available-for-sale              93,908      11,928   12.70          4.74           64,936       8,547   13.16            4.97
                                -----------   ---------                            -----------   ---------
LOAN RECEIVABLES:
CMO collateral                    1,244,458      92,011    7.39         62.87          626,831      47,967    7.65           47.93
Mortgage loans
held-for-investment                 149,131      14,373    9.64          7.54          182,215      14,535    7.98           13.93
Finance receivables:
     Affiliated                     403,935      34,166    8.46         20.41          403,931      34,299    8.49           30.88
     Non-affiliated                  87,855       8,242    9.38          4.44           29,963       2,991    9.98            2.29
                                -----------   ---------                            -----------   ---------
     Total finance
      receivables                   491,790      42,408    8.62         24.85          433,894      37,290    8.59           33.17
                                -----------   ---------                            -----------   ---------
     Total Loan Receivables       1,885,379     148,792    7.89         95.26        1,242,940      99,792    8.03           95.03
                                -----------   ---------                            -----------   ---------
TOTAL MORTGAGE ASSETS           $ 1,979,287   $ 160,720    8.12%        100.0%     $ 1,307,876   $ 108,339    8.28%         100.00%
                                ===========   =========                            ===========   =========

BORROWINGS
----------
CMO borrowings                  $ 1,153,985   $  76,309    6.61%        64.63%     $   586,463   $  36,665    6.25%          49.06%
Reverse repurchase
agreements-mortgages                605,486      40,439    6.68         33.91          580,908      37,881    6.52           48.59
Reverse repurchase
agreements-securities                26,051       1,700    6.53          1.46           28,109       1,836    6.53            2.35
                                -----------   ---------                            -----------   ---------
TOTAL BORROWINGS                $ 1,785,522   $ 118,448    6.63%       100.00%     $ 1,195,480   $  76,382    6.39%         100.00%
                                ===========   =========                            ===========   =========

NET INTEREST SPREAD                                        1.49%                                              1.89%

NET INTEREST MARGIN                                        2.14%                                              2.44%

  Interest income on Mortgage Assets: Interest income on CMO collateral increased 92% to $92.0 million during 1998 as compared to $48.0 million during 1997 as average CMO collateral increased 91% to $1.2 billion as compared to $626.8 million, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $768.0 million during 1998, which were collateralized by $788.2 million of mortgages held by the Long-Term Investment Operations. The weighted-average yield on CMO collateral decreased to 7.39% during 1998 as compared to 7.65% during 1997. The decrease in the yield on CMO collateral during 1998 was primarily due to higher rates of mortgage loan prepayments and correspondingly higher rates of premium amortization expense as compared to 1997. Interest income on CMO collateral includes the effect of amortization of net premiums paid in acquiring the mortgage loans. As of December 31, 1998, net premiums on CMO collateral was $39.4 million.

  Interest income on mortgage loans held-for-investment decreased 1% to $14.4 million during 1998 as compared to $14.5 million during 1997 as average mortgage loans held-for-investment decreased 18% to $149.1 million as compared to $182.2 million, respectively. The weighted-average yield on mortgage loans held-for-investment increased to 9.64% during 1998 as compared to 7.98% during 1997. The increase in the yield on mortgage loans held-for-investment during 1998 was primarily due to higher average balance of 125 Loans outstanding and held in portfolio during 1998 as compared to 1997. Most of the 125 Loans that were held by the Long-Term Investment Operations were sold to IFC in December 1998. Interest income on mortgage loans held-for-investment includes the effect of amortization of net premiums paid in acquiring the mortgage loans. As of December 31, 1998, net premiums on mortgage loans held-for-investment was $482,000.

  Interest income on finance receivables increased 14% to $42.4 million during 1998 as compared to $37.3 million during 1997 as average finance receivables increased 13% to $491.8 million as compared to $433.9 million, respectively. The increase in interest income on finance receivables was primarily the result of an increase of 193% in average finance receivables to non-affiliated mortgage banking companies to $87.9 million during 1998 as compared to $30.0 million during 1997. Interest income on finance receivables to non-affiliates increased 173% to $8.2 million during 1998 as compared to $3.0 million during 1997. The weighted-average yield on non-affiliated finance receivables decreased to 9.38% during 1998 as compared to 9.98% during 1997. Average finance receivables outstanding to affiliates was constant at $403.9 million during 1998 and 1997. Interest income on finance receivables to affiliates decreased to $34.2 million during 1998 as compared to $34.3 million during 1997. The weighted-average yield on affiliated finance receivables decreased to 8.46% during 1998 as compared to 8.49% during 1997. The overall weighted-average yield on finance receivables increased to 8.62% during 1998 as compared to 8.59% during 1997.

  Interest income on investment securities available-for-sale increased 40% to $11.9 million during 1998 as compared to $8.5 million during 1997 as average investment securities available-for-sale increased 45% to $93.9 million as compared to $64.9 million, respectively. The increase in average securities available-for-sale during 1998 was the result of the Long-Term Investment Operations purchasing and retaining mortgage-backed securities of $60.6 million that were issued by IFC as REMICs. The weighted-average yield on investment securities available-for-sale decreased to 12.70% during 1998 as compared to 13.16% during 1997 due to the purchase of lower-yielding securities during 1998.

  Interest expense on borrowings: Interest expense on CMO borrowings increased 108% to $76.3 million during 1998 as compared to $36.7 million during 1997 as average borrowings on CMO collateral increased 105% to $1.2 billion as compared to $586.5 million, respectively. Average CMO borrowings increased as the Long-Term Investment Operations issued CMOs totaling $768.0 million during 1998. The weighted-average yield of CMO borrowings increased to 6.61% during 1998 as compared to 6.25% during 1997. This increase was the result of the Company issuing fixed-rate CMOs totaling $583.0 million during 1998 at higher interest rates than the initial interest rates on variable-rate CMOs the Company issued prior to 1998. Although borrowing rates on the fixed-rate CMOs are generally higher than the initial interest rates on variable-rate CMOs, the Company receives a comparable interest rate spread on fixed-rate CMOs as it does on its variable-rate CMOs.

  Interest expense on reverse repurchase borrowings used to fund the acquisition of mortgage loans and finance receivables increased 7% to $40.4 million during 1998 as compared to $37.9 million during 1997 as the average balance of reverse repurchase agreements increased 4% to $605.5 million during 1998 as compared to $580.9 million during 1997. The increase in average finance receivables was primarily related to an increase in finance receivables made to non-affiliates of the Company and to the longer time period IFC's mortgage loans were outstanding on IWLG's warehouse facilities during 1998. As the market for mortgage-backed securitizations and whole loan sales deteriorated during the latter half of 1998 and made it more difficult for IFC to securitize or sell mortgage loans, the average number of days that IFC warehoused its mortgage loans with IWLG increased during 1998 as compared to 1997. The weighted-average yield of reverse repurchase agreements collateralized by mortgage loans increased to 6.68% during 1998 as compared 6.52% during 1997.

  The Company also uses mortgage-backed securities as collateral to borrow under reverse repurchase agreements to fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements decreased 6% to $1.7 million during 1998 as compared to $1.8 million during 1997 as the average balance on these reverse repurchase agreements decreased 7% to $26.1 million as compared to $28.1 million, respectively. The weighted-average yield of reverse repurchase agreements collateralized by mortgage-backed securities remained constant at 6.53% during 1998 and 1997.

EQUITY IN NET EARNINGS (LOSS) FROM IFC

  The Company's equity in net loss of IFC decreased to a loss of $(13.9) million for 1998 as compared to earnings of $8.3 million for 1997. The decrease in equity in net earnings (loss) of IFC during 1998 was primarily the result of net losses on sale of mortgage loans and non-cash charges for the write-down of MSRs and investment securities available-for-sale. The net loss on sale of mortgage loans and the non-cash charges were due to the deterioration of the mortgage-backed securitization market, as previously discussed. The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC. For more information on the results of operations of IFC, refer to "--Results of Operations--Impac Funding Corporation."

EQUITY IN NET LOSS FROM ICH

  The Company's equity in net loss of ICH increased to a loss of $(998,000) for 1998 as compared to a loss of $(239,000) for 1997. The increase in equity in net loss of ICH during 1998 was primarily the result of a deficit in equity in net earnings (loss) of ICCC of $(19.2), which ICH records on its consolidated financial statements, and an impairment charge of $1.7 million that ICH recorded on its residual interest in securitization held-for-trading. ICH records 95% of the earnings or losses from ICCC as ICH owns 100% of ICCC's preferred stock, which represents 95% of the economic interest in ICCC. Prior to October 19, 1998, the Company recorded equity in net loss in ICH by virtue of the Company's ownership of 9.8% of ICH's voting Common Stock and 100% of Class A non-voting Common Stock. On October 19, 1998, ICH repurchased from IMH 937,084 shares of ICH Common Stock and 456,916 shares of ICH Class A Common Stock, which represented all ICH Common Stock that IMH owned, and eliminating any recognition of earnings or losses from ICH. For more information on the results of operations of ICH, refer to Impac Commercial Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1999.

EXPENSE

 GENERAL AND ADMINISTRATIVE AND OTHER EXPENSE

  General and administrative and other expense increased to $2.3 million during 1998 as compared to $836,000 during 1997. The increase in general and administrative and other expense was primarily related to property expense on a commercial office building in which the Company had a 50% ownership interest, which was sold to ICH in October 1998. Property expense increased to $623,000 during 1998 as compared to $109,000 during 1997.

PROFESSIONAL SERVICES

  Professional services increased to $2.2 million during 1998 as compared to $1.1 million during 1997. Professional services primarily includes intercompany allocations of MIS, accounting and executive management services from IFC which increased to $968,000 during 1998 as compared to $385,000 during 1997. Professional services also includes outside legal, accounting and tax work performed for the Company.

 ADVISORY FEES

  Earnings were positively affected by a reduction in advisory fees resulting from the Company's buyout of its management agreement with ICAI in December 1997. As a result of the buyout, there were no advisory fees paid by IMH during 1998 as compared to $6.2 million in advisory fees paid by IMH during 1997.

 PROVISION FOR LOAN LOSSES

  The Company recorded loan loss provisions of $4.4 million during 1998 as compared to $6.8 million during 1997. The amount provided for loan losses during 1998 decreased primarily due to a reduction in exposure to future losses through the sale of delinquent loans and the transfer of certain loans from the held-for-investment to the held-for-sale portfolio (as explained below).

CREDIT EXPOSURES

  The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables which includes loans held-for-investment, CMO collateral and finance receivables, increased to 0.47% at December 31, 1998 as compared to 0.32% at December 31, 1997. The Company recorded net loan loss provisions of $4.4 million during 1998 as compared to $6.8 million during 1997. The amount provided for loan losses during 1998 decreased primarily due to a reduction in exposure to future losses through the sale of delinquent loans and the transfer of certain loans from the held-for-investment to the held-for-sale portfolio, which resulted in a mark-to-market adjustment. The allowance for loan losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

  Other Real Estate Owned. The Company recorded losses on the disposition of other real estate owned of $1.7 million during 1998 as compared to gains on disposition of real estate owned of $433,000 during 1997. As of December 31, 1998, the Company had $8.5 million of other real estate owned.

  Delinquencies. The following table sets forth delinquency statistics for IFC's servicing portfolio based on principal balance for the periods shown (in millions):

                                                                         AT DECEMBER 31, 1998               AT DECEMBER 31, 1997
                                                                  ---------------------------------    ----------------------------
                                                                      PRINCIPAL           % OF            PRINCIPAL          % OF
                                                                       BALANCE          SERVICING          BALANCE        SERVICING
                                                                      OF LOANS          PORTFOLIO          OF LOANS       PORTFOLIO
                                                                  ---------------   ---------------     -------------   -----------
Loans delinquent for:
     30-59 days................................................     $      172.7          4.65%         $       136.4       4.50%
     60-89 days................................................             46.7          1.26                   33.2       1.10
     90 days...................................................             51.5          1.39                    6.5       0.21
                                                                  ---------------   ---------------     -------------   --------
                                                                           270.9          7.30                  176.1       5.81
Foreclosures pending...........................................             54.7          1.47                   41.8       1.38
Bankruptcies pending...........................................             25.9          0.70                   15.5       0.51
                                                                  ---------------   ---------------     -------------   --------
       Total delinquencies, foreclosures and bankruptcies......     $      351.5          9.47%         $       233.4       7.70%
                                                                  ===============   ===============     =============   ========

Year Ended December 31, 1997 as compared to Year Ended December 31, 1996

NET EARNINGS (LOSS)

  The Company recorded a net loss of $(16.0) million, or $(0.99) per basic and diluted common share, during the year ended December 31, 1997 as compared to net earnings of $11.9 million, or $1.32 per diluted common share, during the year ended December 31, 1996. The decrease in net earnings during 1997 is primarily the result of Termination Agreement Expense of $44.4 million related to the buyout of the Company's Management Agreement with ICAI. Excluding the Termination Agreement Expense, net earnings for 1997 would have increased 139% to $28.3 million, or $1.74 per diluted common share, as compared to $11.9 million, or $1.32 per diluted common share, for 1996. The increase in net earnings during 1997, after excluding the effect of the Termination Agreement Expense, was primarily the result of an increase of $13.4 million in net interest income and an increase of $7.4 million in equity in net earnings of IFC as compared to 1996. The increase in net earnings during 1997 as compared to 1996 was partially offset by an increase of $2.5 million in provision for loan losses and an increase of $2.9 million in advisory fees.

NET INTEREST INCOME

  Net interest income increased 69% to $33.0 million during 1997 as compared to $19.5 million during 1996. The increase in net interest income during 1997 as compared to 1996 was primarily the result of higher average Mortgage Assets, which increased 71% to $1.3 billion during 1997 as compared to $758.3 million during 1996. The net interest spread on Mortgage Assets decreased to 1.89% during 1997 as compared to 2.04% during 1996. The following table summarizes average balance, interest and weighted-average yield on Mortgage Assets and borrowings for the years ended December 31, 1997 and 1996 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                        FOR THE YEAR ENDED DECEMBER 31, 1997              FOR THE YEAR ENDED DECEMBER 31, 1996
                              -------------------------------------------------   -------------------------------------------------
                                                           WEIGHTED                                         WEIGHTED
                                  AVERAGE                     AVG       % OF        AVERAGE                   AVG          % OF
                                  BALANCE       INTEREST     YIELD   PORTFOLIO      BALANCE     INTEREST     YIELD      PORTFOLIO
                              -------------   -----------  --------  ----------   -----------  ----------   --------    ---------
MORTGAGE ASSETS
---------------
Investment securities
available-for-sale:
Subordinated securities       $    58,956     $   7,519     12.75%      4.51%     $  30,582     $  3,953     12.93%        4.03%
collateralized by mortgages
Subordinated securities
collateralized by other loans       5,980         1,028     17.19       0.46          9,143        1,163     12.72         1.21
                              -------------   -----------                         -----------  ----------
     Total investment
      securities
     available-for-sale            64,936         8,547     13.16       4.97         39,725        5,116     12.88         5.24
                              -------------   -----------                         -----------  ----------
LOAN RECEIVABLES:
CMO collateral                    626,831        47,967      7.65      47.93        282,711       20,458      7.24        37.28
Mortgage loans
held-for-investment               182,215        14,535      7.98      13.93         25,183        1,793      7.12         3.32
Finance receivables:
     Affiliated                   403,931        34,299      8.49      30.88        383,237       32,462      8.47        50.54
     Non-affiliated                29,963         2,991      9.98       2.29         27,420        3,124     11.39         3.62
                              -------------   -----------                         -----------  ----------
     Total finance receivables    433,894        37,290      8.59      33.17        410,657       35,586      8.67        54.16
                              -------------   -----------                         -----------  ----------
     Total Loan Receivables     1,242,940        99,792      8.03      95.03        718,551       57,837      8.05        94.76
                              -------------   -----------                         -----------  ----------
TOTAL MORTGAGE ASSETS         $ 1,307,876     $ 108,339      8.28     100.00%     $ 758,276     $ 62,953      8.30       100.00%
                              =============   ===========                         ===========  ==========


BORROWINGS
----------
CMO borrowings                $   586,463     $  36,665      6.25%     49.06%     $ 270,827     $ 16,603      6.13%       38.42%
Reverse repurchase
agreements-mortgages              580,908        37,881      6.52      48.59        422,997       26,805      6.34        60.01
Reverse repurchase
agreements-securities              28,109         1,836      6.53       2.35         11,090          736      6.64         1.57
                              -------------                                       -----------  ----------
TOTAL BORROWINGS              $ 1,195,480     $  76,382      6.39     100.00%     $ 704,914     $ 44,144      6.26%      100.00%
                              =============   ===========                         ===========  ==========

NET INTEREST SPREAD                                          1.89%                                            2.04%

NET INTEREST MARGIN                                          2.44%                                            2.48%


  Interest income on Mortgage Assets: Interest income on CMO collateral increased 134% to $48.0 million during 1997 as compared to $20.5 million during 1996 as average CMO collateral increased 122% to $626.8 million as compared to $282.7 million, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $521.7 million during 1997, which were collateralized by $533.9 million of mortgages held by the Long-Term Investment Operations. The weighted-average yield on CMO collateral increased to 7.65% during 1997 as compared to 7.24% during 1996. Interest income on CMO collateral includes the effect of amortization of net premiums paid in acquiring the mortgage loans. As of December 31, 1997, net premiums on CMO collateral was $28.6 million.

  Interest income on mortgage loans held-for-investment increased 706% to $14.5 million during 1997 as compared to $1.8 million during 1996 as average mortgage loans held-for-investment increased 623% to $182.2 million as compared to $25.2 million, respectively. The weighted-average yield on mortgage loans held-for-investment increased to 7.98% during 1997 as compared to 7.12% during 1996. Interest income on mortgage loans held-for-investment includes the effect of amortization of net premiums paid in acquiring the mortgage loans. As of December 31, 1997, net premiums on mortgage loans held-for-investment was $10.7 million.

  Interest income on finance receivables increased 5% to $37.3 million during 1997 as compared to $35.6 million during 1996 as average finance receivables increased 6% to $433.9 million as compared to $410.7 million, respectively. The increase in interest income on finance receivables was primarily the result of a 5% increase in average finance receivables to affiliated mortgage banking companies to $403.9 million during 1997 as compared to $383.2 million during 1996. The weighted-average yield on affiliated finance receivables increased to 8.49% during 1997 as compared to 8.47% during 1996. Interest income on finance receivables to non-affiliates decreased 3% to $3.0 million during 1997 as compared to $3.1 million during 1996. The weighted-average yield on non-affiliated finance receivables decreased to 9.98% during 1997 as compared to 11.39% during 1996. The overall weighted-average yield on finance receivables decreased to 8.59% during 1997 as compared to 8.67% during 1996.

  Interest income on investment securities available-for-sale increased 67% to $8.5 million during 1997 as compared to $5.1 million during 1996 as average investment securities available-for-sale increased 63% to $64.9 million as compared to $39.7 million, respectively. The increase in average securities available-for-sale during 1997 was the result of the Long-Term Investment Operations purchasing and retaining mortgage-backed securities of $12.6 million that were issued by IFC as REMICs. The weighted-average yield on investment securities available-for-sale increased to 13.16% during 1997 as compared to 12.88% during 1996.

  Interest expense on borrowings: Interest expense on CMO borrowings increased 121% to $36.7 million during 1997 as compared to $16.6 million during 1996 as average borrowings on CMO collateral increased 117% to $586.5 million as compared to $270.8 million, respectively. Average CMO borrowings increased as the Long-Term Investment Operations issued CMOs totaling $521.7 million during 1997. The weighted-average yield of CMO borrowings increased to 6.25% during 1997 as compared to 6.13% during 1996.

  Interest expense on reverse repurchase borrowings used to fund the acquisition of mortgage loans and finance receivables increased 41% to $37.9 million during 1997 as compared to $26.8 million during 1996 as the average balance of reverse repurchase agreements increased 37% to $580.9 million during 1997 as compared to $423.0 million during 1996. The increase in average finance receivables was primarily related to an increase in average mortgage loans held-for-investment. The weighted-average yield of reverse repurchase agreements collateralized by mortgage loans increased to 6.52% during 1997 as compared 6.34% during 1996.

  The Company also uses mortgage-backed securities as collateral to borrow under reverse repurchase agreements to fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements increased 145% to $1.8 million during 1997 as compared to $736,000 during 1996 as the average balance on these reverse repurchase agreements increased 153% to $28.1 million as compared to $11.1 million, respectively. The weighted-average yield of reverse repurchase agreements collateralized by mortgage-backed securities decreased to 6.53% during 1997 as compared to 6.64% during 1996.

EQUITY IN NET EARNINGS FROM IFC

  Equity in net earnings of Impac Funding Corporation increased to $8.3 million for 1997 as compared to $903,000 for 1996. IMH has a 99% economic interest in IFC through its ownership of 100% of the preferred stock of IFC. For additional information on the financial results of IFC, see "--Results of Operations--Impac Funding Corporation."

EXPENSE

 GENERAL AND ADMINISTRATIVE AND OTHER EXPENSE

  General and administrative and other expense increased to $836,000 during 1997 as compared to $398,000 during 1996. The increase in general and administrative and other expense was primarily related to an increase of $149,000 in property and equipment expense and an increase of $141,000 in investor relations expense.

 ADVISORY FEES

  Advisory fees increased 88% to $6.2 million during 1997 as compared to $3.3 million during the same period in 1996. The increase in advisory fees during 1997 was the result of an increase in incentive compensation paid to ICAI.

The increase was directly attributable to the increase in the Company's earnings and assets during 1997 as compared to the same period in 1996.

 PROVISION FOR LOAN LOSSES

  Provision for loan losses increased 55% to $6.8 million for 1997 as compared to $4.4 million for 1996 as a result of an increase in Gross Loan Receivables outstanding at December 31, 1997 of $1.6 billion as compared to Gross Loan Receivables outstanding at December 31, 1996 of $865.0 million. While the Company believes that it has adequately provided for any future credit losses, the Company may have to add to its loan loss allowance based upon actual loan loss experience or an increase in the Company's investments. The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables was 0.32% at December 31, 1997 as compared to 0.51% at December 31, 1996. The allowance decreased as a percentage of Gross Loan Receivables as the Company accelerated losses totaling $1.4 million against the allowance for loan losses through the sale of delinquent loans during the year in order to reduce its overall exposure to delinquent loans and future losses.

RESULTS OF OPERATIONS--
IMPAC FUNDING CORPORATION

Year Ended December 31, 1998 as compared to Year Ended December 31, 1997

NET EARNINGS (LOSS)

  IFC recorded a net loss of $(14.0) million for the year ended December 31, 1998 as compared to net earnings of $8.4 million for the same period in 1997. Earnings decreased for the year ended December 31, 1998 as compared to the same period in 1997 primarily as a result of net losses on sale of mortgage loans and non-cash charges for the write-down of MSRs and investment securities available-for-sale. The net loss on sale of mortgage loans and non-cash charges was due to the deterioration of the mortgage-backed securitization market, as previously discussed. In addition, earnings for the year ended December 31, 1998 were negatively affected by increases in personnel expense, amortization of MSRs, and general and administrative and other expense.

NET INTEREST INCOME

  Net interest income increased 22% to $7.8 million during 1998 as compared to $6.4 million during 1997. Although mortgage loan acquisitions decreased 15% to $2.2 billion during 1998 as compared to $2.6 billion during 1997, IFC had higher average mortgage loan balances outstanding as the mortgage-backed securitization and whole loan sales market deteriorated during the latter half of 1998 and made it more difficult for IFC to securitize or sell mortgage loans. Average mortgage loans held-for-sale increased 5% to $476.1 million during 1998 as compared to $455.3 million during 1997. The weighted average yield on mortgage loans held-for-sale increased to 9.47% during 1998 as compared to 9.31% during 1997.

  In addition, IFC's total net interest spread increased to 1.29% during 1998 as compared to 1.10% during 1997. The increase in total net interest spread was primarily due to a reduction of borrowings on residual interests in securities, which occurred in December of 1997. These borrowings were paid off as part of the Company's termination of its management agreement with ICAI. Total interest expense on these borrowings was $3.7 million during 1997 with a yield of 11.81%.

NON-INTEREST INCOME

  Non-interest income decreased to $(5.7) million during 1998 as compared to $24.2 million during 1997. Non-interest income decreased primarily due to a reduction of $31.1 million in gain on sale of loans, a mark-to-market loss of $805,000 on investment securities available-for-sale, and a decrease of $1.3 million on gain on sale of investment securities.

  During 1998, IFC securitized $907.5 million of mortgages and sold whole loans to third party investors totaling $856.2 million, resulting in net loss on sale of loans of $11.7 million, during 1998. This compares to securitizations of

$878.0 million and whole loan sales to third parties of $501.7 million, resulting in net gain on sale of loans of $19.4 million, during 1997. The increase in loan sales to third parties during 1998 as compared to 1997 was the result of IFC selling mortgage loans to reduce its outstanding borrowings on its reverse repurchase facilities in order to meet margin calls from its lenders. The loss on loans sold during 1998 as compared to gain on loans sold during 1997 was the result of lower prices IFC received on its loans. The Company felt it was important to protect shareholder value and increase liquidity by selling out of its mortgage loan positions at losses rather than take additional interest rate and market risk by retaining the loans for securitization.

  Loan servicing income increased 73% to $7.1 million for 1998 as compared to $4.1 million for 1997 due to the continued increase in IFC's servicing portfolio. IFC continues to build its loan servicing portfolio as IFC generally retains loan servicing rights on mortgage loans acquired. Total loans serviced at December 31, 1998 were 33,414, or $3.7 billion in principal balance of mortgages, as compared to 28,494, or $3.0 billion in principal balance of mortgages, at December 31, 1997.

NON-INTEREST EXPENSE

  Non-interest expense increased to $24.8 million during 1998 as compared to $16.0 million during 1997. The increase in expense was primarily the result of increases in personnel expense of $2.1 million, amortization of MSRs of $3.5 million and a non-cash impairment charge on MSRs of $3.7 million.

  Personnel expense increased 31% to $8.9 million during 1998 as compared to $6.8 million during 1997 primarily due to an increase in staff and incentive compensation during the first nine months of 1998 as IFC's production volumes increased. However, in October of 1998 IFC reduced staff by approximately 25% as production volumes decreased during the fourth quarter of 1998 due to interest rate and purchase price adjustments IFC made on its loan programs.

  Amortization of MSRs increased to $6.4 million during 1998 as compared to $2.8 million during 1997 due to continued growth of IFC's servicing portfolio. Since December 31, 1997, the Company has securitized $907.5 million in principal balance of mortgage loans and, accordingly, has capitalized MSRs related to those securitizations which are amortized in proportion to, and over the period of expected net servicing income. In addition, during 1998 IFC recorded an impairment charge of $3.7 million on its MSRs as a result of a decrease in their value.

Year Ended December 31, 1997 as compared to Year Ended December 31, 1996

NET EARNINGS (LOSS)

  Net earnings for 1997 increased to $8.4 million as compared to $912,000 for the same period in 1996. The increase in net earnings for 1997 as compared to 1996 was primarily the result of an increase in net interest income of $5.3 million, gain on sale of loans of $11.7 million, and loan servicing income of $2.9 million which was partially offset by increases in other non-interest expense of $7.6 million and income taxes of $5.5 million.

NET INTEREST INCOME

  Net interest income increased to $6.4 million for 1997 as compared to $1.0 million for 1996 primarily as the result of increased interest income earned from the acquisition of loans during 1997 as compared to 1996. IFC acquired $2.6 billion of mortgages during 1997 as compared to $1.5 billion of mortgages acquired during 1996. Additionally, included in the $2.6 billion of loans acquired during 1997, IFC acquired $576.1 million of second trust deed loans purchased in bulk during 1997 as compared to none during 1996. Average mortgage loans held-for-sale increased 19% to $455.3 million for 1997 as compared to $383.8 million for 1996. The weighted average yield on mortgage loans held-for-sale increased to 9.31% during 1997 as compared to 8.55% during 1996.

NON-INTEREST INCOME

  Gain on sale of loans increased 152% to $19.4 million for 1997 as compared to $7.7 million for 1996. The increase in gain on sale of loans was primarily due to the securitization of loans funded under the Progressive Express program and whole loan sales to third-party investors. IFC acquired $773.7 million of Progressive Express loans during 1997 as compared to $22.0 million of Progressive Express loans acquired during 1996. In addition, IFC sold whole loans to third-party investors totaling $501.7 million during 1997 as compared to $195.4 million during 1996. The sale of mortgage loans during 1997 generated greater profits per loan than IFC earned on the sale of its loans during 1996.

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

NON-INTEREST EXPENSE

  Non-interest expense during 1997 was $16.0 million as compared to $8.5 million for 1996. The increase in non-interest expense was primarily the result of increases in provision for loan repurchases of $2.5 million, amortization of MSRs of $2.2 million and personnel expense of $1.7 million.

  Provision for loan repurchases increased 351% to $3.1 million during 1997 as compared to $687,000 during 1996 primarily as IFC securitized and sold more loans during 1997 as compared to 1996. During 1997, IFC securitized $878.0 million of fixed rate loans as REMIC securitizations and sold $501.7 million of whole loans to third-party investors as compared to $850.3 million and $195.4 million, respectively, during 1996.

  Amortization of MSRs increased 357% to $2.8 million during 1997 as compared to $613,000 during 1996 primarily as IFC accumulated MSRs of $19.0 million during 1997 and 1996 combined as compared to accumulated MSRs of $9.4 million during 1996. As IFC's servicing portfolio and, correspondingly, MSRs continue to grow, amortization of servicing rights will continue to increase.

  Personnel expense increased 33% to $6.8 million for 1997 as compared to $5.1 million for 1996 primarily due to an increase in staffing during 1997. IFC employed 155 at December 31, 1997 as compared to 104 at December 31, 1996, which represents a 49% increase. Staff was added in 1997 primarily due to the increase in loan acquisitions to $2.6 billion during 1997 as compared to $1.5 billion during 1996.

LIQUIDITY AND CAPITAL RESOURCES

 Overview

  The Company's business operations are primarily funded from monthly interest and principal payments from its mortgage loan and investment securities portfolios, reverse repurchase agreements secured by mortgage loans and mortgage-backed securities, adjustable- and fixed-rate CMO financing, proceeds from the sale of mortgage loans and the issuance of REMICs, short-term unsecured borrowings and proceeds from the issuance of Common Stock through secondary stock offerings, DRSPP, and its structured equity shelf program ("SES"). The acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, reverse repurchase agreements, CMO financing, and proceeds from the sale of Common Stock. The acquisition of mortgage loans by the Conduit Operations are funded from reverse repurchase agreements, the sale of mortgage loans and mortgage-backed securities, and the issuance of REMICs. Short-term warehouse financing, finance receivables, provided by the Warehouse Lending Operations are funded from reverse repurchase agreements and proceeds from the sale of Common Stock.

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

  The deterioration of the mortgage-backed securities market during the latter half of 1998 created a lack of liquidity for the Company as the Company's lenders made margin calls on their reverse repurchase agreements. Margin calls result from the Company's lenders evaluating the market value of underlying collateral securing the reverse repurchase agreements and requiring additional equity or collateral on the reverse repurchase agreements. These margin calls resulted in the Company delaying its third quarter dividend and selling mortgage loans and mortgage-backed securities. During the fourth quarter of 1998, the Company completed the sale of $250.4 million of mortgage loans and $8.9 million of mortgage-backed securities, which increased the Company's liquidity by $13.6 million, at the time of sale, after paying down the related and reverse repurchase agreements. By selling mortgage loans, the Company reduced its exposure to margin calls on existing borrowings under its reverse repurchase facilities by paying down outstanding borrowings on these facilities. Future margin calls will adversely affect the Company's ability to pay dividends in future periods. In addition, due to loan pricing and purchase price adjustments on mortgage loan acquisitions the Company made during the fourth quarter of 1998, loan originations decreased during the fourth quarter of 1998 and reduced borrowing needs. Also, the Company's reduction in staffing during the fourth quarter of 1998 provided additional liquidity from operating activities. However, depending upon the state of the mortgage industry, any future margin calls and the terms of any sale of Mortgage Assets, the Company may incur future losses. Even with the Company's sale of mortgage loans and mortgage-backed securities, management does not believe that the Company's current operating cash flows are sufficient both to fund any further growth of the Company's operations and to pay cash dividends.

  To further enhance IFC's liquidity, IFC finalized a master agreement in February 1999 to sell up to $1.0 billion of the Company's future loan production to FHLMC. The Company's first delivery of mortgage loans under the agreement will be in March of 1999, with the first settlement to take place no later than April of 1999. The transaction is a servicing retained agreement, which gives the Company a guaranteed pricing spread and cash gains plus the value of the servicing rights created. The transaction gives the Company the option of selling its mortgage loans to a recognized governmental agency in addition to the Company's ability to sell its mortgage loans as REMICs, which are not government guaranteed and which are more subject to market volatility.

  Letter of Intent to Acquire Thrift and Loan Charter. Due to the turmoil in the mortgage industry, the Company felt it was prudent to take steps to alleviate potential future liquidity risks. As a result, in December 1998, the Company signed a letter of intent to acquire a California chartered, federally insured, thrift and loan. The acquisition is contingent upon the execution of a definitive agreement and obtaining satisfactory regulatory approvals. It is expected that the acquisition and regulatory approval process will take between three to six months. Upon the consummation of the transaction, the Company intends to contribute certain assets of IFC into the thrift and loan charter and operate its entire mortgage banking and selected investment activities from the thrift and loan. The Company intends to initially capitalize the thrift and loan with an estimated $25.0 million. The acquisition of the thrift and loan is expected to reduce IFC's reliance on warehouse lines of credit and reverse repurchase agreements. In addition, it will give IFC access to low cost funds and make available borrowings from the Federal Home Loan Bank.

 Sources of Liquidity

  Long-Term Investment Operations: The Long-Term Investment Operations uses CMO borrowings to finance substantially all of its mortgage loan portfolio. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. At December 31, 1998, the Long-Term Investment Operations had $1.1 billion of CMO borrowings used to finance $1.2 billion of CMO collateral.

  During 1998, IMH had a credit arrangement with ICH whereby ICH agreed to advance to IMH up to maximum amount of $15.0 million for general working capital needs. Advances under the credit arrangement were at an interest rate and maturity determined at the time of each advance with interest and principal paid monthly. As of December 31, 1998, there was $2.4 million outstanding under the credit arrangement. Subsequent to 1998, the credit arrangement was terminated and the outstanding balance was paid-in-full by IMH.

  During 1998, IMH entered into a revolving credit arrangement with a commercial bank, which is an affiliate of ICII, whereby IMH can borrow up to maximum amount of $10.0 million for general working capital needs. The revolving credit agreement was converted to a reverse repurchase agreement, which required the Company to provide loan collateral, in October 1998. Advances under the reverse repurchase agreement are at an interest rate of LIBOR plus 2.0% with interest due monthly. As of December 31, 1998, IMH's outstanding borrowings under the reverse repurchase agreement was $10.0 million.

  The Long-Term Investment Operations may pledge mortgage-backed securities as collateral to borrow funds under reverse repurchase agreements. The terms under these reverse repurchase agreements are generally for 30 days with interest rates ranging from one-month LIBOR plus 0.45% to 2.00% depending on the type of collateral provided. As of December 31, 1998, the Long-Term Investment Operations had $24.1 million outstanding under these reverse repurchase agreements, which were secured by $70.1 million in fair market value of mortgage-backed securities.

  During 1998, the Company raised capital of $27.8 million from the sale of 1.8 million shares of Common Stock issued through its DRSPP and $3.2 million from the sale of 245,700 shares of Common Stock issued through its SES program.

  On December 22, 1998, the Company completed the sale of 1,200,000 shares of Series B Preferred Stock at $25.00 per share. The Series B Preferred Stock has a liquidation value of $30.0 million. The Company's net cash proceeds from the sale of the Series B Preferred Stock was $28.8 million, which in part was used to pay the Company's previously declared third quarter dividend.

  Conduit Operations: The Conduit Operations has entered into warehouse line agreements to obtain financing of up to $600.0 million from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that IFC accumulates mortgage loans until the mortgage loans are securitized or sold. The margins on IFC's reverse repurchase agreements are based on the type of collateral provided and generally range from 95% to 98% of the fair market value of the collateral. The interest rates on the borrowings are indexed to prime, which was 7.75% at December 31, 1998. As of December 31, 1998, the Conduit Operations had $192.9 million outstanding under the warehouse line agreements.

  During 1998, the Conduit Operations securitized $907.5 million of mortgage loans as REMICs and sold $856.2 million in principal balance of mortgage loans to third-party investors. In addition, IFC sold $842.9 million in principal balance of mortgage loans to the Long-Term Investment Operations during 1998.

  Warehouse Lending Operations: The Warehouse Lending Operations finances the acquisition of mortgage loans by the Long-Term Investment Operations and Conduit Operations primarily through borrowings on reverse repurchase agreements with third party lenders. IWLG has an uncommitted repurchase facility with a major investment bank to finance the Warehouse Lending Operations as needed. Terms of the reverse repurchase agreement requires that the mortgages be held by an independent third party custodian giving the Warehouse Lending Operations the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates vary from 85 basis points to 200 basis points over one-month LIBOR, depending on the type of collateral provided. The margins on the reverse repurchase agreement is based on the type of mortgage collateral provided and generally range from 70% to 98% of the fair market value of the collateral. At December 31, 1998, the Warehouse Lending Operations had $299.6 million outstanding on the reverse repurchase facility.

 Cash Flows

  Operating Activities - During 1998, net cash provided by operating activities was $42.8 million. Cash provided by operating activities was primarily due to write-down of investment securities available-for-sale and equity interest in net loss of Impac Funding Corporation of $14.1 million and $13.9 million, respectively.

  Investing Activities - During 1998, net cash provided by investing activities was $49.5 million. Cash used in investing activities was primarily due to an increase in CMO collateral of $371.2 million from the acquisition of mortgage loans which was partially offset by decreases in mortgage loans held-for-investment of $225.3 million.

  Financing Activities - During 1998, net cash used in financing activities was $74.6 million. Cash used in financing activities was primarily due to repayment of CMO borrowings and a decrease in reverse repurchase agreements of $437.6 million and $431.9 million, respectively. This was partially offset by proceeds from CMO borrowings of $768.0 million.

INFLATION

  The Financial Statements and Notes have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company's operations are monetary in nature. As a result, interest rates have a greater impact on the Company's operations' performance than do the effects of general levels of inflation. Inflation affects the Company's operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect the Company's yield and subsequently the value of its portfolio of Mortgage Assets.

YEAR 2000 COMPLIANCE

 PROJECT STATUS

  The Company's Year 2000 project was approximately 75% complete as of the end of 1998. The Company contracted with an outside vendor to provide coordination, support, testing and implementation in regards to Year 2000 compliance of hardware and software systems, both on an information technology ("IT") and non-IT level. The Company also has its own in-house IT department that is currently assisting the outside vendor. The Company's primary IT systems include loan servicing, which is contracted to an outside vendor, loan tracking, master servicing and accounting and reporting. The Company has received a Year 2000 compliance plan from its loan servicing vendor and receives monthly status reports. As of December 31, 1998 and according to its last status report, the loan servicing vendor is on track with its Year 2000 compliance plan and expects to be in Year 2000 compliance by the first half of 1999. The loan tracking system and accounting and reporting system are currently in compliance with Year 2000. The master servicing system is currently being tested and the Company expects that this system will be Year 2000 compliant in the first quarter of 1999. The Company's non-IT systems include its file servers, network systems, workstations and communication systems. As of September 30, 1998, the upgrade of the Company's communication systems has been completed, which regardless of the Year 2000 issue, required an upgrade to comply with terms of the service agreement. Testing on all other in-house hardware is currently underway and is expected to be complete by the end of the second quarter of 1999.

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

Phase I - Define Scope of Project
---------------------------------

  This phase primarily included the inventorying of Year 2000 items, contacting outside vendors, including reviewing contractual terms and conditions, reviewing internal software for compliance and determining costs to complete the project. As of the end of 1998, Phase I of the project had been completed. Phase I of the project also included the testing and implementation or upgrade of non-IT systems.

Phase II - Testing of Systems
-----------------------------

  This phase of the Year 2000 project can be divided into four separate processes, as follows: (1) Compliance Questionnaires, (2) Hardware Certification Information, (3) Software/Data Testing, and (4) Hardware Testing.

  Compliance Questionnaires and Hardware Certification Information. As of the end of 1998, these portions of Phase II were complete.

  Software/Data Testing. As of the end of 1998, this portion of Phase II was approximately 80% complete. The remaining tasks within this process include analyzing list of software being used, testing all software programs, testing all data from incoming sources, testing all outgoing data processes and reporting. The Company expects that this process will be complete by March 31, 1999.

  Hardware Testing. As of the end of 1998, this portion of Phase II has not been started. This phase is contingent on the completion of software/data testing. Tasks yet to be started include testing all workstation, servers and network systems. The Company expects to be compliant with all internal Year 2000 issues by the end of the second quarter of 1999.

 COSTS

  The total cost associated with required modifications or installations to become Year 2000 compliant is not expected to be material to the Company's financial condition or results of operations. The estimated cost of the project is expected to be approximately $500,000, of which approximately $108,000 of the cost will be paid by ICH. The total estimate of the project includes the cost to upgrade the Company's communications system, which was $140,000. As of the end of 1998, the Company had paid $78,000 to the outside vendor for completed work on the project. The majority of the Company's estimated cost for the Year 2000 compliance has been or will be spent on software upgrades and writing new program code on existing proprietary software. Since most of the Company's hardware has been purchased within the last two years, the cost of replacing hardware will be minimal.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 GENERAL

  A significant portion of the Company's revenues and earnings are derived from net interest income and, accordingly, the Company strives to manage its interest-earning assets and interest-bearing liabilities to generate what management believes to be an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of the Company's performance due to changes in interest rates. The Company attempts to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. Although the Company manages other risks, such as credit, operational and liquidity risk in the normal course of business, management considers interest rate risk to be a significant market risk which could potentially have the largest material effect on the Company's financial condition and results of operations.

 RATE SENSITIVE ASSETS AND LIABILITIES

  Interest rate risk is the responsibility of the Asset and Liability Committee ("ALCO"), which reports to the Board of Director's of the Company. ALCO establishes policies that monitor and coordinate the Company's sources, uses and pricing of its funds. The Company attempts to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities.

  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds that amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates, the net earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice.

  The Company manages its interest rate risk by (1) retaining adjustable-rate mortgages to be held for long-term investment, (2) selling fixed-rate mortgage on a whole-loan basis, and (3) securitizing both adjustable- and fixed-rate mortgages through the issuance of CMOs. The Company retains adjustable-rate mortgages, which are generally indexed to six-month LIBOR and reprice every six months, to be held for investment or as CMO collateral. The index on adjustable-rate mortgages provide a comparable match to the one-month LIBOR index that is used for the funding of mortgages on the Company's reverse repurchase agreements. In addition, the Company securitizes both variable- and fixed-rate mortgages as CMOs to reduce its interest rate risk as CMOs provide a net interest spread between the interest income on the mortgages and the interest and other expenses associated with the CMO financing. As a result of this strategy, the Company's total interest-earning assets maturing or repricing within one year exceed interest-bearing liabilities maturing or repricing in one year by $303.6 million, representing a positive gap.

  In addition to measuring interest rate risk via a GAP analysis, the Company measures the sensitivity of its net interest income to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. The Company estimates its net interest income for the next twelve months assuming no changes in interest rates from those at period end. Once the base case has been estimated, calculations are made for each of the defined changes in interest rates, to include any associated differences in the anticipated prepayment speed of loans. Those results are then compared against the base case to determine the estimated change to net interest income. Assuming immediate interest rate decreases of 100 and 200 basis points in interest rates, the Company estimates that the increase in net interest income would be $2.1 million, or 7%, and $4.9 million, or 16%, respectively. Conversely, assuming immediate interest rate increases of 100 and 200 basis points in interest rates, the Company estimates that the decrease in net interest income would be $1.9 million, or 6%, and $4.4 million, or 14%, respectively.

  Although the Company's interest rate sensitivity gap is positive, net interest income is positively affected by a decrease in interest rates. This is primarily due to the lag in the repricing of the indices to which the Company's adjustable-rate loans and mortgage-backed securities are tied as compared to the borrowings that fund these assets. Because the Company's adjustable-rate CMO collateral is tied to six-month LIBOR and the corresponding CMO financing is tied to one-month LIBOR, the Company's interest rate sensitive liabilities reprice faster than its interest-rate sensitive assets which create positive results in net interest income over the near term (12 month horizon) during periods of declining interest rates. Since these estimates are based upon numerous assumptions, such as the expected maturities of the Company's interest-earnings assets and interest-bearing liabilities, the Company's actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations. Also, the estimated impacts of parallel shifts in interest rates and the resulting effect on net interest income does not consider increases or decreases in premium amortization expense due to possible increases or decreases in loan prepayments.

  The Company currently does not maintain a trading portfolio. As a result, the Company is not exposed to market risk as it relates to trading activities. The Company's investment securities portfolio are held for sale which requires the Company to perform market valuations of the portfolio in order to properly record the portfolio at the lower of cost or market. Therefore, the Company continually monitors the interest rates of its investment securities portfolio as compared to prevalent interest rates in the market.

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which are anticipated by the Company to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability (dollar amounts in thousands).


                                         1999             2000             2001              2002              2003
                                       --------         --------         --------          --------          --------
INTEREST-SENSITIVE ASSETS:

Cash equivalents                       $   33,715       $      --        $      --         $      --         $      --
          Average interest rate              5.01 %            -- %             -- %              -- %              -- %
Investment securities (1)                  54,754           2,175            6,106            14,102             7,841
          Average interest rate             17.24 %         17.24 %          17.24 %           17.24 %           17.24 %
Finance receivables                       311,571              --               --                --                --
          Average interest rate              8.41 %            -- %             -- %              -- %              -- %
CMO collateral (2):
     Adjustable                           517,751          51,185               35                47                23
          Average interest rate              8.58 %          8.53 %           7.77 %            7.83 %            7.50 %
     Fixed                                114,136          87,877           66,634            50,670            38,622
          Average interest rate              9.32 %          9.25 %           9.21 %            9.17 %            9.13 %
Loans held-for-investment (3):
     Adjustable                            11,451           1,361               --                --                --
          Average interest rate              8.32 %          9.94 %             -- %              -- %              -- %
Due from affiliates                        17,904              --               --                --                --
          Average interest rate              8.00 %            -- %             -- %              -- %              -- %
                                      -----------        ---------       ---------         ---------          --------
Total interest-sensitive assets       $ 1,061,282        $142,598        $  72,775         $  64,819          $ 46,486
                                      -----------        ---------       ---------         ---------          --------
          Average interest rate              8.93 %          9.12 %           9.88 %           10.92 %           10.50 %

INTEREST-SENSITIVE LIABILITIES:

Reverse repurchase agreements
- mortgages                            $  299,567       $      --        $      --         $      --          $     --
          Average interest rate              7.50 %            -- %             -- %              -- %              -- %
Reverse repurchase agreements
- securities                               24,058              --               --                --                -- %
          Average interest rate              6.95 %            -- %             -- %              -- %              -- %
CMO borrowings                            431,420         181,193          126,421           128,211           105,069

          Average interest rate              6.38 %          6.38 %           6.38 %            6.38 %            6.38 %
Due to affiliates                           2,670              --               --                --                --
          Average interest rate              8.00 %            -- %             -- %              -- %              -- %
                                         ---------       ---------        --------         ---------          --------
     Total interest-sensitive
       liabilities                      $ 757,715        $ 181,193       $ 126,421         $ 128,211          $105,069
                                        ---------       ----------       ---------         ---------          --------
          Average interest rate              6.84 %           6.38 %          6.38 %            6.38 %            6.38 %

Interest rate sensitivity gap          $  303,567        $ (38,595)      $ (53,646)        $ (63,392)         $(58,583)

Cumulative interest
rate sensitivity gap                   $  303,567       $  264,972       $ 211,326          $147,934          $ 89,351

Cumulative gap ratio %                      19.11 %          16.68 %         13.31 %            9.31 %            5.63 %


                                        OVER                                FAIR
                                      5 YEARS (4)             TOTAL         VALUE
                                      -------------         -----------   ---------
INTEREST-SENSITIVE ASSETS:

Cash equivalents                        $    --        $     33,715        $33,715
          Average interest rate              -- %              5.01 %
Investment securities (1)                10,244              95,222         93,486
          Average interest rate           17.24 %             17.24 %
Finance receivables                          --             311,571        311,571
          Average interest rate              -- %              8.41 %
CMO collateral (2):
     Adjustable                          50,389             619,430        636,118
          Average interest rate              -- %              7.87 %
     Fixed                              132,208             490,147        497,427
          Average interest rate            8.64 %              9.08 %
Loans held-for-investment (3):
     Adjustable                           7,333              20,145         20,145
          Average interest rate              -- %              5.40 %
Due from affiliates                          --              17,904         17,904
          Average interest rate              -- %              8.00 %
                                    -----------       -------------     ----------
Total interest-sensitive assets       $ 200,174         $ 1,588,134     $1,610,366
                                    -----------       -------------     ----------
          Average interest rate            6.59 %              8.82 %

INTEREST-SENSITIVE LIABILITIES:

Reverse repurchase agreements
- mortgages                           $      --         $   299,567     $   299,567
     Average interest rate                   -- %              7.50 %
Reverse repurchase agreements
- securities                                 --              24,058          24,058
          Average interest rate              -- %              6.95 %
CMO borrowings                          100,002           1,072,316       1,071,375
          Average interest rate            6.38 %              6.38 %
Due to affiliates                            --               2,670           2,670
          Average interest rate              -- %              8.00 %
                                    -----------       -------------     -----------
     Total interest-sensitive
       liabilities                     $100,002         $ 1,398,611     $ 1,397,670
                                    -----------       -------------     -----------
          Average interest rate            6.38 %              6.63 %

Interest rate sensitivity gap (5)      $100,172          $  189,523

Cumulative interest
rate sensitivity gap                   $189,523

Cumulative gap ratio %                    11.93 %

_____________
(1) The 1999 repricing period includes "interest-only" securities of $42.6 million.

(2) Excludes unamortized net premiums and securitization costs of $51.6 million.

(3)  Excludes unamortized net premiums of $482,000.

(4)  Includes non-accrual loans in CMO collateral and loans held for-investment.

(5) Interest rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-sensitive assets and interest-sensitive liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided on Mortgage Assets and borrowings on Mortgage Assets, only, with respect to (1) changes attributable to changes in volume (changes in volume multiplied by prior rate), (2) changes attributable to changes in rate (changes in rate multiplied by prior volume),
(3) changes in interest due to both rate and volume and (4) the net change.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                     1998 OVER 1997
                                                                    ---------------------------------------------------
                                                                                                  RATE/
                                                                      VOLUME        RATE          VOLUME        TOTAL
                                                                    ---------     ---------     ---------     ---------
                                                                                       (IN THOUSANDS)
Increase/(decrease) in:

Investment securities available-for-sale:
  Subordinated securities collateralized by mortgages............   $   3,772     $     (47)    $     (25)    $   3,700
  Subordinated securities collateralized by other loans..........        (106)         (237)           24          (319)
                                                                    ---------     ---------     ---------     ---------
  Total investment securities available-for-sale.................       3,666          (284)           (1)        3,381

CMO collateral...................................................      47,248        (1,630)       (1,574)       44,044
Mortgage loans held-for-investment...............................      (2,640)        3,025          (547)         (162)
Finance receivables:
  Affiliated.....................................................          --          (121)          (12)         (133)
  Non-affiliated.................................................       5,778          (180)         (347)        5,251
                                                                    ---------     ---------     ---------     ---------
       Total finance receivables.................................       5,778          (301)         (359)        5,118
                                                                    ---------     ---------     ---------     ---------
   Total Loan Receivables........................................      50,386         1,094        (2,480)       49,000
                                                                    ---------     ---------     ---------     ---------
       TOTAL INTEREST INCOME ON MORTGAGE ASSETS..................   $  54,052     $     810     $  (2,481)    $  52,381
                                                                    =========     =========     =========     =========

CMO borrowings...................................................   $  35,470     $   2,111     $   2,063     $  39,644
Reverse repurchase agreements-mortgages..........................       1,602           929            27         2,558
Reverse repurchase agreements-securities.........................        (134)           --            (2)         (136)
                                                                    ---------     ---------     ---------     ---------
   TOTAL INTEREST EXPENSE ON BORROWINGS..........................   $  36,938     $   3,040     $   2,088     $  42,066
                                                                    =========     =========     =========     =========


                                                                                 YEAR ENDED DECEMBER 31,
                                                                                     1997 OVER 1996
                                                                    ---------------------------------------------------
                                                                                                  RATE/
                                                                      VOLUME        RATE          VOLUME        TOTAL
                                                                    ---------     ---------     ---------     ---------
                                                                                       (IN THOUSANDS)
Increase/(decrease) in:

Investment securities available-for-sale:
  Subordinated securities collateralized by mortgages............   $   3,669     $     (55)    $     (48)    $   3,566
  Subordinated securities collateralized by other loans..........        (402)          409          (142)         (135)
                                                                    ---------     ---------     ---------     ---------
  Total investment securities available-for-sale.................       3,267           354          (190)        3,431

CMO collateral...................................................      24,914         1,159         1,436        27,509
Mortgage loans held-for-investment...............................      11,181           217         1,344        12,742
Finance receivables:
  Affiliated.....................................................       1,753            77             7         1,837
  Non-affiliated.................................................         290          (387)          (36)         (133)
                                                                    ---------     ---------     ---------     ---------
       Total finance receivables.................................       2,043          (310)         (29)         1,704
                                                                    ---------     ---------     ---------     ---------
   Total Loan Receivables........................................      38,138         1,066         2,751        41,955
                                                                    ---------     ---------     ---------     ---------
       TOTAL INTEREST INCOME ON MORTGAGE ASSETS..................   $  41,405     $   1,420     $   2,561     $  45,386
                                                                    =========     =========     =========     =========

CMO borrowings...................................................   $  19,348     $     325     $     389     $  20,062
Reverse repurchase agreements-mortgages..........................      10,012           761           303        11,076
Reverse repurchase agreements-securities.........................       1,130           (12)          (18)        1,100
                                                                    ---------     ---------     ---------     ---------
   TOTAL INTEREST EXPENSE ON BORROWINGS..........................   $  30,490     $   1,074     $     674     $  32,238
                                                                    =========     =========     =========     =========

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

     The Company's hedging program encompasses a number of procedures. First, the Company structures its commitments so that the mortgage loans purchased will have interest rate adjustment indices and adjustment periods that, on an aggregate basis, correspond as closely as practicable to the interest rate adjustment indices and interest rate adjustment periods of the anticipated financing source. In addition, the Company structures its borrowing agreements to have a range of different maturities (although substantially all have maturities of less than one year). As a result, the Company adjusts the average maturity of its borrowings on an ongoing basis by changing the mix of maturities as borrowings come due and are renewed. In this way, the Company minimizes any differences between interest rate adjustment periods of mortgage loans and related borrowings that may occur due to prepayments of mortgage loans or other factors.

     The Company, based on market conditions, may purchase interest rate caps to limit or partially offset adverse changes in interest rates associated with its borrowings. In a typical interest rate cap agreement, the cap purchaser makes an initial lump sum cash payment to the cap seller in exchange for the seller's promise to make cash payments to the purchaser on fixed dates during the contract term if prevailing interest rates exceed the rate specified in the contract. In this way, the Company generally hedges as much of the interest rate risk arising from lifetime rate caps on its mortgage loans and from periodic rate and/or payment caps as the Company determines is in the best interest of the Company, given the cost of such hedging transactions and the need to maintain IMH's status as a REIT. Such periodic caps on the Company's mortgage loans may also be hedged by the purchase of mortgage derivative securities. Mortgage derivative securities can be effective hedging instruments in certain situations as the value and yields of some of these instruments tend to increase as interest rates rise and tend to decrease in value and yields as interest rates decline, while the experience for others is the converse. The Company intends to limit its purchases of mortgage derivative securities to investments that qualify as Qualified REIT Assets or Qualified Hedges so that income from such investments will constitute qualifying income for purposes of the 95% and 75% gross income tests. To a lesser extent, the Company, through its Conduit Operations, may enter into interest rate swap agreements, buy and sell financial futures contracts and options on financial futures contracts and trade forward contracts as a hedge against future interest rate changes; however, the Company will not invest in these instruments unless the Company is exempt from the registration requirements of the Commodity Exchange Act or otherwise comply with the provisions of that Act. The REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), may restrict the Company's ability to purchase certain instruments and may severely restrict the Company's ability to employ other strategies. In all it's hedging transactions, the Company intends to deal only with counterparties that the Company believes are sound credit risks. At December 31, 1998 and 1997, the Company had no interest rate caps or interest rate swaps.

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

     FORWARD CONTRACTS

     IFC sells mortgage-backed securities through forward delivery contracts with major dealers in such securities. At December 31, 1998 and 1997, IFC had $46.0 million and $242.0 million, respectively, in outstanding commitments to sell mortgage loans through mortgage-backed securities. These commitments allow IFC to enter into mandatory commitments when IFC notifies the investor of its intent to exercise a portion of the forward delivery contracts. IFC was not obligated under mandatory commitments to deliver loans to such investors at December 31, 1998 and 1997. The credit risk of forward contracts relates to the counterparties' ability to perform under the contract. IFC evaluates counterparties based on their ability to perform prior to entering into any agreements.

     FUTURES CONTRACTS

     IFC sells future contracts against five and ten-year Treasury notes with major dealers in such securities. At December 31, 1998 and 1997, IFC had none and $118.7 million, respectively, in outstanding commitments to sell Treasury notes which expire within 90 days.

     OPTIONS

     In order to protect against changes in the value of mortgage loans held for sale, IFC may sell call or buy put options on U.S. Treasury bonds and mortgage-backed securities. IFC generally sells call or buys put options to hedge against adverse movements of interest rates affecting the value of its mortgage loans held for sale. The risk in writing a call option is that IFC gives up the opportunity for profit if the market price of the mortgage loans increases and the option is exercised. IFC also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium IFC paid for the put option. IFC had written option contracts with an outstanding principal balance of $25.0 million and $20.0 million at December 31, 1998 and 1997, respectively.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is incorporated by reference to Impac Mortgage Holdings, Inc.'s Consolidated Financial Statements and Independent Auditors' Report beginning at page F-1 of this Form 10-K.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 1998 fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 1998 fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 1998 fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 1998 fiscal year.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) All schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements at page F-1, or otherwise included in this Form 10-K.

     (b) Reports on Form 8-K--
         (i) Current Report on Form 8-K, dated December 22, 1998, filed December 23, 1998, reporting on Items 5 and 7, relating to the sale by the Registrant of its Series B 10.5% Cumulative Convertible Preferred Stock.
         (ii) Current Report on Form 8-K/A, dated October 7, 1998, filed December 23, 1998, reporting on Items 5 and 7, relating to the amendment of the Registrant's Rights Agreement.
         (iii) Current Report on Form 8-K, dated December 22, 1998, filed December 23, 1998, reporting on Items 5 and 7, announcing the signing of a letter of intent to acquire a California federally insured thrift and loan charter, announcing the execution of a term sheet to sell loans on a whole loan basis to a major institutional investor, announcing that the Registrant expects to have no earnings or a slight loss for the quarter ended December 31, 1998, and other announcements.
         (iv) Current Report on Form 8-K, dated December 18, 1998, filed December 18, 1998, reporting on Items 5 and 7, updating the Registrant's Risk Factors.
         (v) Current Report on Form 8-K, dated October 8, 1998, filed December 8, 1998, reporting on Items 5 and 7, relating to the issuance of recent press releases.
         (vi) Current Report on Form 8-K, dated October 7, 1998, filed October 14, 1998, reporting on Items 5 and 7, relating to the adoption of a Rights Agreement with BankBoston, N.A.
     (c) Exhibits


EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
 3.1       Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

 3.1(a)    Certificate of correction of the Registrant.

 3.1(b)    Articles of Amendment of the Registrant.

 3.1(c)    Articles of Amendment for change of name to Charter of the Registrant
             (incorporated by reference to exhibit number 3.1(a) of the Registrant's Current Report on Form 8-K, filed February 11, 1998).

 3.1(d)    Articles Supplementary and Certificate of Correction for Series A
             Junior Participating Preferred Stock of the Registrant.

 3.1(e)    Articles Supplementary for Series B 10.5% Cumulative Convertible
             Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1b of the Registrant's Current Report on Form 8-K, filed December 23, 1998). by reference to exhibit 3.1b of the Registrant's Current Report on Form 8-K, filed December 23, 1998).

 3.2       Bylaws of the Registrant, as amended and restated (incorporated by reference to the corresponding exhibit number of the Registrant's Quarterly Report on Form 10-Q for the period ending March 31,
             1998).

4.1        Form of Stock Certificate of the Company (incorporated by reference to the corresponding exhibit number to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

4.2        Rights Agreement between the Registrant and BankBoston, N.A.
             (incorporated by reference to exhibit 4.2 of the Registrant's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on October 14, 1998).

4.2(a)     Amendment No. 1 to Rights Agreement between the Registrant and
             BankBoston, N.A. (incorporated by reference to exhibit 4.2(a) of the Registrant's Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on December 23, 1998).

4.3        Form of Series B 10.5% Cumulative Convertible Preferred Stock
             Certificate (incorporated by reference to exhibit 4.9 of the Registrant's Current Report on Form 8-K, filed December 23, 1998).

10.1       1995 Stock Option, Deferred Stock and Restricted Stock Plan, as
             amended and restated (incorporated by reference to exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998).

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

10.4(a)    Sublease, dated February 12, 1997, between the Registrant and
             Imperial Credit Industries, Inc. regarding Santa Ana Heights facility (incorporated by reference to exhibit 10.5(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.4(b)    Sublease Amendment, dated July 24, 1997, between the Registrant and
             Imperial Credit Industries, Inc. (incorporated by reference to exhibit 10.5(b) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.4(c)    Sublease Amendment, dated February 6, 1998, between the Registrant and Imperial Credit Industries, Inc. (incorporated by reference to exhibit 10.5(c) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.5       Form of Amended and Restated Employment Agreement with ICI Funding
             Corporation (incorporated by reference to exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 1998).

10.5(a)    List of Officers and terms relating to Form of Amended and Restated
             Employment Agreement (incorporated by reference to exhibit 10.8(a) to the Registrant's Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 1998).

10.5(b)    Form of Amendment No. 1 to Amended and Restated Employment Agreement
             with Impac Funding Corporation (incorporated by reference to exhibit 10.1(a) of the Registrant's Current Report on Form 8-K, filed June 2, 1998).

10.5(c)    List of Officers and terms relating to Form of Amendment No. 1 to the
             Amended and Restated Employment Agreement with Impac Funding Corporation (incorporated by reference to exhibit 10.1(b) of the Registrant's Current Report of Form 8-K, filed June 2, 1998).

10.6       Form of Loan Purchase and Administrative Services Agreement between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.9 to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7,1995).

10.7       Form of Contribution Agreement between the Registrant, Imperial
             Credit Industries, Inc., Southern Pacific Thrift & Loan Association, Impac Funding Corporation and Imperial Warehouse Lending Group, Inc. (incorporated by reference to exhibit 10.10 to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

10.8       Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 to, and the prospectus included in, the Registrant's Registration Statement on Form S-3/A (File No. 333-52335), as filed with the Securities and Exchange Commission on September 4, 1998).

10.9       Servicing Agreement effective November 11, 1995 between the
             Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.14 to the Registrant's Registration Statement on Form S-11, as amended (File No. 333-04011), filed with the Securities and Exchange Commission on May 17, 1996).

10.10      Impac Mortgage Holdings, Inc. 1996 Stock Option Loan Plan
             (incorporated by reference to exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 1996).

10.11      Real Estate Purchase, Sale and Escrow Agreement by and between TW/BRP
             Dove, LLC and IMH/ICH Dove Street, LLC, dated as of August 25, 1997 (incorporated by reference to exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 1997).

10.11(a)   Contract of Sale between the Registrant and Impac Commercial
             Holdings, Inc.

10.12      Revolving Credit and Term Loan Agreement, dated August 21, 1997, between the Registrant and Impac Commercial Holdings, Inc. (incorporated by reference to exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
             1997).

10.13      Termination Agreement, effective December 19, 1997, between the
             Registrant, Impac Funding Corporation, Imperial Credit Industries, Inc. and Imperial Credit Advisors, Inc. and Joseph R. Tomkinson, William S. Ashmore and Richard J. Johnson (incorporated by reference to exhibit 10.18 to the Registrant's Current Report on Form 8-K, as amended, dated December 19, 1997).

10.14      Services Agreement, dated December 29, 1997, between the Registrant,
             Impac Funding Corporation and Imperial Credit Advisors, Inc. (incorporated by reference to exhibit 10.19 to the Registrant's Current Report on Form 8-K, as amended, dated December 19, 1997).

10.15      Registration Rights Agreement, dated December 29, 1997, between
             Registrant and Imperial Credit Advisors, Inc. (incorporated by reference to exhibit 10.20 to the Registrant's Current Report on Form 8- K, as amended, dated December 19, 1997).

10.16      Sales Agency Agreement between the Registrant and PaineWebber,
             Incorporated, dated May 12, 1998 (incorporated by reference to exhibit 1.1 of the Registrant's Current Report on Form 8-K, filed June 2, 1998).

10.17      Lease dated June 1, 1998 regarding Dove Street facilities.

10.18      Employment Letter between Impac Funding Corporation and Ronald
             Morrison dated May 28, 1998.

21.1       Subsidiaries of the Registrant.

23.1       Consent of KPMG LLP regarding the Registrant.

23.2       Consent of KPMG LLP regarding Impac Funding Corporation.

24         Power of Attorney (included on signature page).

27         Financial Data Schedule.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 15th day of March, 1999.

                              IMPAC MORTGAGE HOLDINGS, INC.

                              by  /s/ Joseph R. Tomkinson
                                  --------------------------
                                     Joseph R. Tomkinson
                                  Chairman of the Board
                                  and Chief Executive Officer

     We, the undersigned directors and officers of Impac Mortgage Holdings, Inc., do hereby constitute and appoint Joseph R. Tomkinson and Richard J. Johnson, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connections with this report, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments to this report, and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                                 TITLE                          DATE
              ---------                                 -----                          ----
     /s/ Joseph R. Tomkinson            Chairman of the Board and                      March 15, 1999
---------------------------------
        Joseph R. Tomkinson             Chief Executive Officer
                                        (Principal Executive Officer)

     /s/ Richard J. Johnson             Chief Financial Officer (Principal             March 15, 1999
---------------------------------
        Richard J. Johnson              Financial and Accounting Officer)

         /s/ James Walsh                Director                                       March 15, 1999
---------------------------------
            James Walsh

      /s/ Frank P. Filipps              Director                                       March 15, 1999
---------------------------------
         Frank P. Filipps

      /s/ Stephan R. Peers              Director                                       March 15, 1999
---------------------------------
         Stephan R. Peers

      /s/ William S. Ashmore            Director                                       March 15, 1999
---------------------------------
        William S. Ashmore

                       INDEPENDENT AUDITORS' REPORT AND
                       CONSOLIDATED FINANCIAL STATEMENTS


                                     INDEX

                                                                                                               PAGE
                                                                                                               -----
                                     IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                     ----------------------------------------------

Independent Auditors' Report.................................................................................  F-2
Consolidated Balance Sheets at December 31, 1998 and 1997....................................................  F-3
Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three years ended              F-4
   December 31, 1998, 1997 and 1996..........................................................................
Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1998,        F-5
   1997 and 1996.............................................................................................
Consolidated Statements of Cash Flows for the three years ended December 31, 1998, 1997 and 1996.............  F-6
Notes to Consolidated Financial Statements...................................................................  F-8

                                      IMPAC FUNDING CORPORATION AND SUBSIDIARY
                                      ----------------------------------------

Independent Auditors' Report.................................................................................  F-32
Consolidated Balance Sheets at December 31, 1998 and 1997....................................................  F-33
Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the three years ended              F-34
   December 31, 1998, 1997 and 1996..........................................................................
Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 1998,        F-35
   1997 and 1996.............................................................................................
Consolidated Statements of Cash Flows for the three years ended December 31, 1998, 1997 and 1996.............  F-36
Notes to Consolidated Financial Statements...................................................................  F-37

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Impac Mortgage Holdings, Inc.:


     We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive earnings
(loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                       KPMG LLP


Orange County, California
February 11, 1999, except as to Note R
to the consolidated financial statements which is as of February 24, 1999.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      At December 31,
                                                                                              --------------------------------
                                                                                                  1998               1997
                                                                                              ------------       -------------
                                             ASSETS
                                             ------
Cash and cash equivalents..................................................................   $     33,876       $      16,214
Investment securities available-for-sale...................................................         93,486              67,011
Loan Receivables:
  CMO collateral...........................................................................      1,161,220             794,893
  Finance receivables......................................................................        311,571             533,101
  Mortgage loans held-for-investment.......................................................         20,627             257,717
  Allowance for loan losses................................................................         (6,959)             (5,129)
                                                                                              ------------       -------------
     Net loan receivables..................................................................      1,486,459           1,580,582
Due from affiliates........................................................................         17,904              16,679
Investment in Impac Funding Corporation....................................................         13,246              27,122
Investment in Impac Commercial Holdings, Inc...............................................             --              17,985
Accrued interest receivable................................................................         10,039              15,012
Other real estate owned....................................................................          8,456               5,662
Premises and equipment, net................................................................             --               3,866
Other assets...............................................................................          2,038               2,679
                                                                                              ------------       -------------
     Total assets..........................................................................   $  1,665,504       $   1,752,812
                                                                                              ============       =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CMO borrowings.............................................................................   $  1,072,316       $     741,907
Reverse repurchase agreements..............................................................        323,625             755,559
Accrued dividends payable..................................................................         12,129              10,371
Due to affiliates..........................................................................          2,670              12,421
Other liabilities..........................................................................          3,158               3,524
                                                                                              ------------       -------------
     Total liabilities.....................................................................      1,413,898           1,523,782
                                                                                              ------------       -------------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.01 par value; 6,300,000 shares authorized; none issued and
  outstanding at December 31, 1998 and 1997................................................             --                  --
 Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares
  authorized; none issued and outstanding at December 31, 1998 and 1997, respectively......             --                  --
 Series B 10.5% cumulative convertible preferred stock, $0.01 par value; liquidation value $30,000; 1,200,000 shares authorized; 1,200,000 and none issued and
  outstanding at December 31, 1998 and 1997, respectively..................................             12                  --
 Common stock, $0.01 par value; 50,000,000 shares authorized; 24,557,657 and
  22,545,664 shares issued and outstanding at December 31, 1998 and 1997, respectively.....            246                 225
 Additional paid-in capital................................................................        342,945             283,012
 Accumulated other comprehensive loss......................................................         (1,736)             (5,116)
 Notes receivable from common stock sales..................................................           (918)             (1,330)
 Accumulated deficit:
  Cumulative dividends declared............................................................        (79,176)            (43,927)
  Accumulated deficit......................................................................         (9,767)             (3,834)
                                                                                              ------------       -------------
    Net accumulated deficit................................................................        (88,943)            (47,761)
                                                                                              ------------       -------------
     Total stockholders' equity............................................................        251,606             229,030
                                                                                              ------------       -------------
     Total liabilities and stockholders' equity............................................   $  1,665,504       $   1,752,812
                                                                                              ============       =============

         See accompanying notes to consolidated financial statements.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       AND COMPREHENSIVE EARNINGS (LOSS)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------------------------
                                                                                    1998               1997               1996
                                                                               --------------     --------------     --------------
INTEREST INCOME:
 Mortgage Assets............................................................   $      160,720     $      108,339     $       62,953
 Other interest income......................................................            2,938              1,194                720
                                                                               --------------     --------------     --------------
  Total interest income.....................................................          163,658            109,533             63,673

INTEREST EXPENSE:
 CMO borrowings.............................................................           76,309             36,665             16,603
 Reverse repurchase agreements..............................................           42,139             39,717             27,541
 Other borrowings...........................................................            3,247                195                 --
                                                                               --------------     --------------     --------------
  Total interest expense....................................................          121,695             76,577             44,144
                                                                               --------------     --------------     --------------
 Net interest income........................................................           41,963             32,956             19,529
  Provision for loan losses.................................................            4,361              6,843              4,350
                                                                               --------------     --------------     --------------
 Net interest income after provision for loan losses........................           37,602             26,113             15,179

NON-INTEREST INCOME:
 Equity in net earnings (loss) of Impac Funding Corporation.................          (13,876)             8,316                903
 Equity in net loss of Impac Commercial Holdings, Inc.......................             (998)              (239)                --
 Loss on sale of loans......................................................           (3,111)                --                 --
 Servicing fees.............................................................            1,929                980                 --
 Gain on sale of securities.................................................              427                648                 --
 Other income...............................................................            2,090                621                593
                                                                               --------------     --------------     --------------
  Total non-interest income.................................................          (13,539)            10,326              1,496

NON-INTEREST EXPENSE:
 Write-down on investment securities available-for-sale.....................           14,132                 --                 --
 Loss on equity investment of Impac Commercial Holdings, Inc................            9,076                 --                 --
 General and administrative and other expense...............................            2,320                836                398
 Professional services......................................................            2,243              1,117                741
 (Gain) loss on sale of other real estate owned.............................            1,707               (433)                --
 Personnel expense..........................................................              518                331                310
 Advisory fees..............................................................               --              6,242              3,347
 Termination agreement expense..............................................               --             44,375                 --
                                                                               --------------     --------------     --------------
  Total non-interest expense................................................           29,996             52,468              4,796
                                                                               --------------     --------------     --------------
  Net earnings (loss).......................................................           (5,933)           (16,029)            11,879

Other comprehensive earnings (loss):
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period...................            7,395             (2,657)            (2,366)

  Reclassification of realized losses included in income....................            4,015                 --                 --
                                                                               --------------     --------------     --------------
    Net unrealized gains (losses) arising during period.....................            3,380             (2,657)            (2,366)
                                                                               --------------     --------------     --------------
  Comprehensive earnings (loss).............................................    $      (2,553)    $      (18,686)    $        9,513
                                                                               ==============     ==============     ==============
  Net earnings (loss) per share--basic......................................    $       (0.25)    $        (0.99)    $         1.34
                                                                               ==============     ==============     ==============
  Net earnings (loss) per share--diluted....................................    $       (0.25)    $        (0.99)    $         1.32
                                                                               ==============     ==============     ==============

         See accompanying notes to consolidated financial statements.

                        HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                NUMBER OF                  NUMBER OF                                 ACCUMULATED
                                                PREFERRED                   COMMON                 ADDITIONAL           OTHER
                                                 SHARES       PREFERRED     SHARES       Common      PAID-IN         COMPREHENSIVE
                                               OUTSTANDING      STOCK     OUTSTANDING    STOCK       CAPITAL         EARNINGS (LOSS)
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 1995.................             --    $     --      4,250,000    $   43    $   44,971     $        (93)
Dividends declared ($1.61 per share).......             --          --             --        --            --               --
Net proceeds from public stock offerings...             --          --      5,000,000        50        87,888               --
Sale of common stock.......................             --          --        105,000         1         2,078               --
Exercise of stock options
 ($8.67 per share).........................             --          --         45,000        --           584               --
Notes receivable from common stock
 sales.....................................             --          --             --        --            --               --
Net earnings, 1996.........................             --          --             --        --            --               --
Other comprehensive loss...................             --          --             --        --            --           (2,366)
                                             -------------------------------------------------------------------------------------
Balance, December 31, 1996.................             --          --      9,400,000        94       135,521           (2,459)

Dividends declared ($1.68 per share).......             --          --             --        --            --               --
Net proceeds from public stock offerings...             --          --      3,229,906        32        83,088               --
Proceeds from DRSPP........................             --          --      1,062,844        11        24,678               --
Proceeds from exercise of stock options....             --          --         72,966         1           935               --
Notes receivable from common stock
 sales.....................................             --          --             --        --            --               --
Stock issued for termination of
 management agreement......................             --          --      2,009,310        20        35,017               --
Gain on sale of ICH preferred stock........             --          --             --        --         3,840               --
3-for-2 stock split........................             --          --      6,770,638        67           (67)              --
Net loss, 1997.............................             --          --             --        --            --               --
Other comprehensive loss...................             --          --             --        --            --           (2,657)
                                             -------------------------------------------------------------------------------------
Balance, December 31, 1997.................             --          --     22,545,664       225       283,012           (5,116)

Dividends declared ($1.46 per share).......             --          --             --                                       --
Net proceeds from preferred stock
 offering..................................      1,200,000          12             --        --        28,758               --
Proceeds from DRSPP........................             --          --      1,758,493        18        27,822               --
Proceeds from structured equity shelf......             --          --        245,700         3         3,245               --
Proceeds from exercise of stock options....             --          --          7,800        --           108               --
Notes receivable from common stock
 sales.....................................             --          --             --        --            --               --
Net loss, 1998.............................             --          --             --        --            --               --
Other comprehensive earnings...............             --          --             --        --            --            3,380
                                             -------------------------------------------------------------------------------------
Balance, December 31, 1998.................      1,200,000    $     12     24,557,657    $  246    $  342,945     $     (1,736)
                                             =====================================================================================
                                                 NOTES
                                               RECEIVABLE-                   RETAINED
                                                 COMMON       CUMULATIVE     EARININGS        TOTAL
                                                 STOCK         DIVIDENDS   (ACCUMULATED)   STOCKHOLDERS'
                                                 SALES         DECLARED       DEFICIT)        EQUITY
                                              ----------------------------------------------------------
                                              $        --      $      --     $      316     $   45,237
Balance, December 31, 1995.................            --        (15,441)            --        (15,441)
Dividends declared ($1.61 per share).......            --             --             --         87,938
Net proceeds from public stock offerings...            --             --             --          2,079
Sale of common stock.......................            --             --             --            584
Exercise of stock options
 ($8.67 per share).........................          (720)            --             --           (720)
Notes receivable from common stock
 sales.....................................            --             --         11,879         11,879
Net earnings, 1996.........................            --             --             --         (2,366)
Other comprehensive loss...................
                                              ----------------------------------------------------------
Balance, December 31, 1996.................          (720)       (15,441)        12,195        129,190

Dividends declared ($1.68 per share).......            --        (28,486)            --        (28,486)
Net proceeds from public stock offerings...            --             --             --         83,120
Proceeds from DRSPP........................            --             --             --         24,689
Proceeds from exercise of stock options....            --             --             --            936
Notes receivable from common stock
 sales.....................................          (610)            --             --           (610)
Stock issued for termination of
 management agreement......................            --             --
Gain on sale of ICH preferred stock........            --             --             --          3,840
3-for-2 stock split........................            --             --             --             --
Net loss, 1997.............................            --             --        (16,029)       (16,029)
Other comprehensive loss...................            --             --             --         (2,657)
                                              ----------------------------------------------------------
Balance, December 31, 1997.................        (1,330)       (43,927)        (3,834)       229,030

Dividends declared ($1.46 per share).......            --        (35,249)            --        (35,249)
Net proceeds from preferred stock
 offering..................................            --             --             --         28,770
Proceeds from DRSPP........................
Proceeds from structured equity shelf......            --             --             --         27,840
Proceeds from exercise of stock options....            --             --             --          3,248
Notes receivable from common stock
 sales.....................................            --             --             --            108
Net loss, 1998.............................           412             --             --            412
Other comprehensive earnings...............            --             --         (5,933)        (5,933)
                                                       --             --             --          3,380
Balance, December 31, 1998.................   ----------------------------------------------------------
                                              $      (918)     $ (79,176)    $   (9,767)    $  251,606
                                              =========================================================

         See accompanying notes to consolidated financial statements.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------------------
                                                                                    1998               1997              1996
                                                                              --------------     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)..........................................................  $     (5,933)      $    (16,029)     $     11,879
 Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
  Equity in net (earnings) loss of Impac Funding Corporation..................        13,876             (8,316)             (903)
  Equity in net loss of Impac Commercial Holdings, Inc........................           998                239                --
  Provision for loan losses...................................................         4,361              6,843             4,350
  Buyout of management agreement..............................................            --             44,375                --
  Depreciation and amortization...............................................           355                 75                --
  Loss on sale of ICH common stock............................................         9,076                 --                --
  Net change in accrued interest receivable...................................         4,973             (7,749)           (5,618)
  Write-down of investment securities available-for-sale......................        14,132                 --                --
  Gain on sale of investment securities available-for-sale....................          (427)              (648)               --
  Net change in other assets and liabilities..................................         1,398            (10,274)           (3,299)
                                                                              --------------     --------------    --------------
    Net cash provided by operating activities.................................        42,809              8,516             6,409
                                                                              --------------     --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net change in CMO collateral.................................................      (371,210)          (299,600)         (501,744)
 Net change in finance receivables............................................       221,100           (161,533)          220,709
 Net change in mortgage loans held-for-investment.............................       225,301           (269,681)             (980)
 Purchase of investment securities available-for-sale.........................       (66,329)           (12,555)          (64,331)
 Sale of investment securities available-for-sale.............................        15,801             10,285            14,370
 Principal reductions on investment securities available-for-sale.............        13,727             (3,244)            1,468
 Purchase of equity in residual interests in securitizations from IFC.........            --             (9,338)               --
 Proceeds from sale of other real estate owned................................        11,777              7,902                --
 Purchase of premises and equipment...........................................        (2,489)            (3,941)               --
 Contributions to Impac Funding Corporation...................................            --             (8,910)           (8,128)
 Contributions to Impac Commercial Holdings, Inc..............................            --            (15,123)               --
 Dividends from investment in Impac Commercial Holdings, Inc..................         1,812                739                --
 Net decrease in lease payment receivables....................................            --                 --             8,441
    Net cash provided by (used in) investing activities.......................        49,490           (764,999)         (330,195)
                                                                              --------------     --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in reverse repurchase agreements..................................      (431,934)           397,843          (210,012)
 Proceeds from CMO borrowings.................................................       768,012            521,746           556,114
 Repayment of CMO borrowings..................................................      (437,602)          (254,352)          (81,601)
 Proceeds from preferred stock................................................        28,770                 --                --
 Proceeds from public stock offerings, net....................................            --             83,120            87,938
 Dividends paid...............................................................       (33,491)           (23,285)          (10,271)
 Proceeds from sale of common stock issued through DRSPP and SES..............        31,088             24,689             2,080
 Proceeds from exercise of stock options......................................           108                936               584
 Advances to purchase common stock............................................           412               (610)             (720)
                                                                              --------------     --------------    --------------
    Net cash provided by (used in) financing activities.......................       (74,637)           750,087           344,112
                                                                              --------------     --------------    --------------

         See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

Net change in cash and cash equivalents.......................................        17,662            (6,396)           20,326
Cash and cash equivalents at beginning of year................................        16,214            22,610             2,284
                                                                              --------------    --------------    --------------
Cash and cash equivalents at end of year......................................  $     33,876      $     16,214      $     22,610
                                                                              ==============    ==============    ==============

SUPPLEMENTARY INFORMATION:
 Interest paid................................................................  $    122,904      $     73,053      $     42,545

NON-CASH TRANSACTIONS:
 Sale of Impac Commercial Holdings common stock...............................  $      6,099      $         --      $         --
 Sale of Dove St. building and other assets in exchange for debt..............         6,000                --                --
 Increase in accumulated other comprehensive earnings (loss)..................         3,380            (2,657)           (2,366)
 Gain on sale of subsidiary preferred stock...................................            --             3,840                --
 Issuance of stock to ICAI for termination of management agreement............            --            35,037                --
 Transfer of loans held-for-investment to other real estate owned.............         7,924             6,780                --
 Transfer of CMO collateral to other real estate owned........................         4,883             6,451                --
 Dividends declared and unpaid................................................        12,129            10,371             5,170

 See accompanying notes to consolidated financial statements.NOTE A--SUMMARY OF

                 IMPAC MORTAGE HOLDINGS,INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF BUSINESS AND SIGNIFICIANT ACCOUNTING POLICIES


1. FINANCIAL STATEMENT PRESENTATION

  The operations of the Company have been presented in the consolidated financial statements for the three-year period ended December 31, 1998 and include the financial results of Impac Mortgage Holdings, Inc. (IMH), IMH Assets Corporation (IMH Assets) and Impac Warehouse Lending Group (IWLG) as stand-alone entities and the financial results of IMH's equity interest in net earnings
(loss) in Impac Funding Corporation (IFC) as a stand-alone entity, and the financial results of IMH's equity interest in net loss in Impac Commercial Holdings, Inc. (ICH) as a stand-alone entity.

  The Company is entitled to 99% of the earnings or losses of IFC through its ownership of all of the non-voting preferred stock of IFC. As such, the Company records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. Certain officers and directors of the Company own all of the common stock of IFC and are entitled to 1% of the earnings or loss of IFC. Gain on the sale of loans or securities by IFC to IMH are deferred and accreted for gain on sale over the estimated life of the loans or securities using the interest method.

  All significant intercompany balances and transactions with IMH's consolidated subsidiaries have been eliminated in consolidation. Interest income on affiliated short-term advances, due from affiliates, has been earned at the rate of 8% per annum. Interest expense on affiliated short-term borrowings, due to affiliates, has been incurred at the rate of 8% per annum. Costs and expenses of affiliates have been allocated to ICH in proportion to services provided. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current presentation.

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2. CASH AND CASH EQUIVALENTS

  For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash and money market mutual funds. The Company considers investments with maturities of three months or less at date of acquisition to be cash equivalents.

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

  The Company classifies investment and mortgage-backed securities as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment and mortgage-backed securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as a separate component of stockholders' equity, and trading securities are reported at fair value with unrealized gains and losses reported in earnings. The Company's investment securities are held as available-for-sale, reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. As the Company qualifies as a Real Estate Investment Trust (REIT) and no income taxes are paid, the unrealized gains and losses are reported gross in stockholders' equity. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Such investments may subject the Company to credit, interest rate and/or prepayment risk.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  IMH purchases a large portion of the residuals created by IFC's securitizations recorded at IFC as a result of the sale of mortgage loans through securitizations. IFC sells a portfolio of mortgage loans to a special purpose entity that has been established for the limited purpose of buying and reselling the mortgage loans. IFC then transfers the same mortgage loans to a special purpose entity or owners trust (the Trust). The Trust issues interest-bearing asset-backed securities generally in an amount equal to the aggregate principal balance of the mortgage loans. IFC typically sells these certificates at face value and without recourse except that representations and warranties customary to the mortgage banking industry are provided by IFC. IMH or other investors purchase these certificates from the Trust and the proceeds from the sale of the certificates are used as consideration to purchase the underlying mortgage loans from the Company. In addition, IFC may provide a credit enhancement for the benefit of the investors in the form of additional collateral held by the Trust. The over-collateralization account is required to be maintained at specified levels.

  To determine the value of the securities, the Company must estimate future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity and their impact on estimated cash flows. At December 31, 1998 the Company used a 0% to 8% constant default rate estimate with a 25% to 43% severity resulting in loss estimates of 0% to 3%. These estimates are based on historical loss data for comparable loans. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and trends in the industry. Ar December 31, 1998 the Company used a constant prepayment assumption of 16% to 32% to estimate the prepayment characteristics of the underlying collateral. The Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate which it believes is commensurate with the risks involved. At December 31, 1998, the Company used a weighted average discount rate of approximately 15%.

4. CMO COLLATERAL AND MORTGAGE LOANS HELD-FOR-INVESTMENT

  The Company purchases non-conforming mortgage loans to be held as long-term investment or as CMO collateral. Mortgage loans held-for-investment and CMO collateral are recorded at cost at the date of purchase. Mortgage loans held-for-investment and CMO collateral include various types of fixed and adjustable rate loans secured by mortgages on single-family residential real estate properties and fixed-rate loans secured by second trust deeds on single-family residential real estate properties. Premiums and discounts, which may result from the purchase or acquisition of mortgage loans in excess of the outstanding principal balance, are amortized to interest income over their estimated lives using the interest method as an adjustment to the carrying amount of the loan. Prepaid securitization costs related to the issuance of CMOs are amortized to interest expense over their estimated lives using the interest method. Mortgage loans are continually evaluated for collectibility and, if appropriate, the mortgage loans may be placed on non-accrual status, generally when the mortgage is 90 days past due, and previously accrued interest reversed from income. Other than temporary impairment in the carrying value of mortgage loans held-for-investment, if any, will be recognized as a reduction to current operations.

5. FINANCE RECEIVABLES

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

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

6. ALLOWANCE FOR LOAN LOSSES

  The Company maintains an allowance for losses on mortgage loans held-for-investment, collateral for CMOs, and finance receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the mortgage loans portfolio. The allowance for losses is determined primarily on management's judgment of net loss potential including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay. A provision is recorded for loans deemed to be uncollectible thereby increasing the allowance for loan losses. Subsequent recoveries on mortgage loans previously charged off are credited back to the allowance.

7. PREMISES AND EQUIPMENT

  Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets (three to twenty years).

8. CMO BORROWINGS

  The Company issues CMOs, which are primarily secured by non-conforming mortgage loans on single-family residential real property, as a means of financing its Long-Term Investment Operations. CMOs are carried at their outstanding principal balances including accrued interest on such obligations. For accounting and tax purposes, mortgage loans financed through the issuance of CMOs are treated as assets of the Company and the CMOs are treated as debt of the Company. Each issue of CMOs are fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt and any investment income on such collateral. The maturity of each class of CMO is directly affected by the rate of principal prepayments on the related CMO collateral. Each CMO series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than the stated maturities of the underlying mortgage loans.

9. INCOME TAXES

  IMH operates so as to qualify as a REIT under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of IMH's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 95% of its taxable income to its stockholders, the distribution of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax and the remaining balance may extend until timely filing of its tax return in its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. Although IMH did not make any distributions during the calendar year of 1995, it retained its qualified REIT status and eliminated its 1995 taxable income by making a qualified distribution after the close of the 1995 taxable year. IMH elected to apply amounts out of its first distributions in calendar year 1996 to effectively distribute 100% of its 1995 taxable income. If in any tax year IMH should not qualify as a REIT, it would be taxed as a corporation and distributions to the stockholders would not be deductible in computing taxable income. If IMH were to fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years.

10. NET EARNINGS (LOSS) PER SHARE

  Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES any dilutive effects of stock options. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. Basic net earnings per share are computed on the basis of the weighted average number of shares outstanding for the period. Diluted net earnings per share are computed on the basis of the weighted average number of shares and common equivalent shares outstanding for the period.

  The following tables represent the computation of basic and diluted net earnings (loss) per share, after giving effect to the 3-for-2 stock split effective November 24, 1997, for the periods presented as if all stock options and Imperial Credit Industries, Inc. (ICII) ownership interest in IMH were outstanding for these periods (in thousands, except per share data):

                                                            YEAR ENDED                  YEAR ENDED                 YEAR ENDED
                                                         DECEMBER 31, 1998          DECEMBER 31, 1997          DECEMBER 31, 1996
                                                     ----------------------      ---------------------      ----------------------
NUMERATOR:
  Numerator for basic earnings per share--
     Net earnings (loss).............................  $             (5,933)        $          (16,029)        $            11,879
                                                     ======================      =====================      ======================

DENOMINATOR:
  Denominator for basic earnings per share--
     Weighted average number of common shares
       outstanding during the period.................                23,914                     16,267                       8,863
     Net effect of dilutive stock options............                    --                         --                         149
                                                     ----------------------      ---------------------      ----------------------
  Denominator for diluted earnings per share.........                23,914                     16,267                       9,012
                                                     ======================      =====================      ======================
  Net earnings (loss) per share--basic...............  $              (0.25)        $            (0.99)        $              1.34
                                                     ======================      =====================      ======================
  Net earnings (loss) per share--diluted.............  $              (0.25)        $            (0.99)        $              1.32
                                                     ======================      =====================      ======================

  The antidilutive effect of stock options outstanding as of December 31, 1998, 1997 and 1996 were 137,105, 210,110 and none, respectively. The antidilutive effect of Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock) outstanding as of December 31, 1998 was 6,060,606. There was no Series B Preferred Stock outstanding at December 31, 1997 and 1996.

11. Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

  In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise an amendment of Statement No. 65" (SFAS 134). SFAS 65 as amended by SFAS No. 115, "Accounting for Investments in Debt and Equity Securities," (SFAS 115) and SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Liabilities," (SFAS 125) requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS 134 further amends SFAS 65 and requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or to hold those investments. SFAS 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by non-mortgage banking enterprises. SFAS 134 is effective for the first fiscal quarter beginning first quarter 1999. The Company believes that the adoption of SFAS 134 will not have a material impact on the Company's financial position or results of operations.

NOTE B--INVESTMENT SECURITIES AVAILABLE-FOR-SALE

  The Company's mortgage-backed securities are primarily secured by conventional, one-to-four family mortgage loans. The yield to maturity on each security depends on, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through rate, and interest rate fluctuations. The Company's interest in these securities is subordinated so that, in the event of a loss, payments to senior certificate holders will be made before the Company receives its payments. At December 31, 1998 and 1997, the Company's investment securities available-for-sale included $88.1 million and $47.4 million, respectively, of subordinated securities collateralized by mortgages and $5.4 million and $4.8 million, respectively, of subordinated securities collateralized by other loans. The majority of the Company's investment securities available-for-sale had a credit rating of "B" to "BBB."

  In connection with the issuance of REMICs by IFC for the year ended December 31, 1998 and 1997 of $907.5 million and $878.0 million, respectively, IMH purchased $23.4 million and $12.6 million, respectively, of securities as regular interests, $37.2 million and $8.1 million, respectively, of "interest-only" securities and none and $431,000, respectively, of "principal-only" securities. The Company recorded $4.5 million in discounts in connection with these purchases. The amortized cost and estimated fair value of mortgage-backed securities available-for-sale and other collateralized securities available-for-sale are summarized as follows:

                                                                                       GROSS             GROSS
                                                                   AMORTIZED         Unrealized        UNREALIZED        ESTIMATED
                                                                      Cost              GAIN              LOSS          FAIR VALUE
                                                                --------------    --------------    --------------    -------------
                                                                                           (IN THOUSANDS)
At December 31, 1998:
 Mortgage-backed securities.....................................  $     89,825      $      2,560      $      4,296      $    88,089
 Other collateralized securities................................         5,397                --                --            5,397
                                                                --------------    --------------    --------------    -------------
                                                                  $     95,222      $      2,560      $      4,296      $    93,486
                                                                ==============    ==============    ==============    =============

At December 31, 1997:
 Mortgage-backed securities.....................................  $     66,811      $        771      $      5,384      $    62,198
 Other collateralized securities................................         5,316                --               503            4,813
                                                                --------------    --------------    --------------    -------------
                                                                  $     72,127      $        771      $      5,887      $    67,011
                                                                ==============    ==============    ==============    =============

NOTE C--MORTGAGE LOANS HELD-FOR-INVESTMENT

  Mortgage loans held-for-investment include various types of adjustable rate loans secured by mortgages on single-family residential real estate properties and fixed rate loans secured by second trust deeds on single-family residential real estate properties. During the year ended December 31, 1998 and 1997, IMH purchased $866.7 million and $877.1 million, respectively, of mortgage loans from IFC. At December 31, 1998 and 1997, approximately 39% and 29%, respectively, of mortgage loans held-for-investment were collateralized by properties located in California. During 1997, IMH purchased $208.6 million of fixed rate mortgage loans secured by second liens on single family residential

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES properties with loan-to-value ratios of approximately 125% from IFC. As of December 31, 1998, the principal balance outstanding of these mortgage loans was zero. Mortgage loans held-for-investment consisted of the following:

                                                                                                     AT DECEMBER 31,
                                                                                             ------------------------------
                                                                                                  1998             1997
                                                                                             -------------    -------------
                                                                                                      (IN THOUSANDS)
   Fixed rate loans secured by second trust deeds on single-family residential real estate...  $        --      $   197,634
   Adjustable rate loans secured by single-family residential real estate....................       20,145           49,392
   Unamortized net premiums on mortgage loans................................................          482           10,691
                                                                                             -------------    -------------
                                                                                               $    20,627      $   257,717
                                                                                             =============    =============

  At December 31, 1998 and 1997, there were $7.3 million and $6.4 million, respectively, of mortgage loans held-for-investment which were not accruing interest due to the delinquent nature of the mortgage loans. If interest on such loans had been accrued for the year ended December 31, 1998 and 1997, interest income would have increased by $724,000 and $299,000, respectively.

NOTE D--CMO COLLATERAL

  CMO collateral includes various types of fixed and adjustable rate loans secured by mortgages on single-family residential real estate properties and fixed-rate loans secured by second trust deeds on single-family residential real estate properties. During the years ended December 31, 1998 and 1997, $768.0 million and $521.7 million, respectively, of CMOs were issued and collateralized by $788.2 million and $533.9 million, respectively, of mortgage loans. At December 31, 1998 and 1997, approximately 43% and 53%, respectively, of CMO collateral was collateralized by properties located in California. At December 31, 1998 and 1997, the underlying principal balance of mortgages supporting CMO borrowings of $1.1 billion and $741.9 million, respectively, represented approximately $1.1 billion and $732.0 million, respectively, of adjustable and fixed rate mortgage loans with varying grade quality and approximately $24.2 million and $30.9 million, respectively, of second mortgage loans. Collateral for CMOs consisted of the following:

                                                                                                    AT DECEMBER 31,
                                                                                          ---------------------------------
                                                                                                1998               1997
                                                                                          ---------------     -------------
                                                                                                    (IN THOUSANDS)
   Adjustable and fixed rate loans secured by single-family residential real estate.......  $   1,085,388       $   732,033
   Fixed rate loans secured by second trust deeds on single-family residential real estate         24,189            30,906
   Unamortized net premiums on loans......................................................         39,369            28,617
   Securitization expenses................................................................         12,274             3,337
                                                                                          ---------------     -------------
                                                                                            $   1,161,220       $   794,893
                                                                                          ===============     =============

NOTE E--FINANCE RECEIVABLES

  Terms of IWLG's affiliated warehouse lines are based on Bank of America's prime rate, which was 7.75% and 8.50% as of December 31, 1998 and 1997, respectively, with advance rates between 90% and 98% of the fair value of the mortgage loans outstanding. Terms of IWLG's non-affiliated warehouse lines, including the maximum warehouse line amount and interest rate, are determined based upon the financial strength, historical performance and other qualifications of the borrower. The warehouse lines have maturities that range from on-demand to one year and are generally collateralized by mortgages on single-family residential real estate.

  At December 31, 1998 and 1997, IWLG had $813.1 million and $1.2 billion, respectively, of warehouse lines of credit available to 32 and 21 borrowers, respectively, of which $311.6 million and $533.1 million, respectively, was

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES outstanding. IWLG finances its Warehouse Lending Operations through reverse repurchase agreements and equity. Finance receivables consisted of the following:

                                                                                                     AT DECEMBER 31,
                                                                                           ---------------------------------
                                                                                                 1998               1997
                                                                                           ---------------     -------------
                                                                                                     (IN THOUSANDS)
   Due from IFC........................................................................      $     192,900       $   454,840
   Due from Impac Commercial Capital Corporation (1)...................................              3,642             8,508
   Due from Walsh Securities, Inc......................................................              1,544            10,969
   Due from other mortgage banking companies...........................................            113,485            58,784
                                                                                           ---------------     -------------
                                                                                             $     311,571       $   533,101
                                                                                           ===============     =============

__________________
(1) Warehouse line is maintained by IMH at the same rates and terms as those offered by IWLG to affiliates except for the advance rate, which is 8% of the fair market value of the collateral.

NOTE F--PREMISES AND EQUIPMENT, NET

   Premises and equipment consisted of the following:

                                                                                                     AT DECEMBER 31,
                                                                                           ---------------------------------
                                                                                                 1998                1997
                                                                                           ---------------     -------------
                                                                                                     (IN THOUSANDS)
   Premises and equipment..............................................................      $          --       $     3,941
   Less accumulated depreciation.......................................................                 --               (75)
                                                                                           ---------------     -------------
                                                                                             $          --       $     3,866
                                                                                           ===============     =============

NOTE G--ALLOWANCE FOR LOAN LOSSES

   Activity for allowance for loan losses was as follows:

                                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                                      1998            1997            1996
                                                                                 -------------   --------------     -------------
                                                                                                   (IN THOUSANDS)
   Balance, beginning of period...............................................     $     5,129       $     4,384       $       100
   Provision for loan losses..................................................           4,361             6,843             4,350
   Charge-offs................................................................          (1,711)           (4,748)             (146)
   Loss on sale of delinquent loans...........................................            (820)           (1,350)               --
   Recoveries.................................................................              --                --                80
                                                                                 -------------     -------------     -------------
   Balance, end of period.....................................................     $     6,959       $     5,129       $     4,384
                                                                                 =============     =============     =============

Note H--Reverse repurchase agreements

  The Company entered into reverse repurchase agreements with major brokerage firms to finance its Warehouse Lending Operations and to fund the purchase of mortgage loans and mortgage-backed securities. Mortgage loans and mortgage-backed securities underlying reverse repurchase agreements are delivered to dealers that arrange the transactions. The Company's reverse repurchase agreements are uncommitted lines, which may be withdrawn at any time by the lender, with interest rates that range from one-month LIBOR plus 0.85% to 2.00% depending on the type of collateral provided. The Company also uses reverse repurchase agreements to fund the purchase of its mortgage-backed securities and to provide the Company additional working capital. At December 31, 1998 interest rates on these reverse repurchase agreements range from LIBOR plus 0.45% to 2.00% with maturities generally for 30 days. The Company's

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES interest expense on reverse repurchase agreements for the years ended 1998, 1997 and 1996 was $42.1 million, $39.7 million and $27.5 million, respectively. The following tables set forth information regarding the Company's reverse repurchase agreements (in thousands):

                                                                               AT DECEMBER 31, 1998
                                  ---------------------------------------------------------------------------------------------
                                                                                       REVERSE
                                      TYPE OF                         COMMITMENT      REPURCHASE     UNDERLYING       MATURITY
                                     COLLATERAL      COMMITTED          Amount        LIABILITY      COLLATERAL         DATE
                                  --------------   ------------   ----------------   ------------    ------------    ----------
  Lender 1........................   Mortgages           No         $   299,567       $   299,567    $  313,338           N/A
  Lender 2........................   Securities         Yes              10,017            10,017        30,595         12/29/99
  Lender 3........................   Securities         Yes               7,876             7,876        18,578      1/21-3/26/99(1)
  Lender 4........................   Securities         Yes               3,632             3,632        12,189         1/05/99(1)
  Lender 5........................   Securities         Yes               2,533             2,533         8,715         1/15/99(1)
                                                                  --------------     -------------   -----------
                                                                    $   323,625       $   323,625    $  383,415
                                                                  ==============     =============   ===========

                                                                             AT DECEMBER 31, 1997
                                  -------------------------------------------------------------------------------------------------
                                                                                          REVERSE
                                      TYPE OF                         COMMITMENT         REPURCHASE        UNDERLYING     MATURITY
                                     COLLATERAL      COMMITTED          Amount           LIABILITY         COLLATERAL       DATE
                                  --------------   ------------   ----------------   ----------------   --------------   ----------
  Lender 1......................     Mortgages           No         $   741,469       $   741,469       $    759,819         N/A
  Lender 2......................     Mortgages           No               4,986             4,986              5,182         N/A
  Lender 3......................     Securities         Yes               9,104             9,104             12,091       1/2/1998
                                                                  ----------------   ----------------   --------------
                                                                    $   755,559       $   755,559       $    777,092
                                                                  ================   ================   ==============

_________________
(1) Upon expiration these securities were renewed.

    At December 31, 1998 and December 31, 1997, reverse repurchase agreements includes accrued interest payable of $2.0 million and $5.4 million, respectively. The following table presents certain information on reverse repurchase agreements, excluding accrued interest payable:

                                                                                                 FOR THE YEAR ENDED
                                                                                                    DECEMBER 31,
                                                                                       ------------------------------------
                                                                                             1998                 1997
                                                                                       ---------------        -------------
                                                                                               (DOLLARS IN THOUSANDS)
   Maximum month-end outstanding balance...........................................      $   912,444            $   924,638
   Average balance outstanding.....................................................          631,537                609,017
   Weighted average rate...........................................................             6.67%                  6.52%

NOTE I--CMO BORROWINGS

  The Company's CMOs are guaranteed for the holders by a mortgage loan insurer giving the CMOs the highest rating established by a nationally recognized rating agency. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt, and any investment income on such collateral. The Long-Term Investment Operations earns the net interest spread between the interest income on the mortgage loans securing the CMOs and the interest and other expenses associated with the CMO financing. The net interest spread may be directly impacted by the levels of prepayment of the underlying mortgage loans and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates. Variable rate CMOs are typically structured as one-month LIBOR "floaters." Interest on variable and fixed rate CMOs is payable to the holders monthly. For the years ended December 31, 1998, 1997 and 1996, interest expense on CMO borrowings was $76.3 million,

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

$36.7 million $16.6 million, respectively. The following table sets forth CMOs issued by the Company, CMOs outstanding as of December 31, 1998, and certain interest rate information:

                                                                                           RANGE OF       INTEREST       RANGE OF
                                                                             Range of    INTEREST RATE      RATE      INTEREST RATE
                                                                              FIXED       MARGINS OVER     MARGIN     MARGINS AFTER
  ISSUE                                    ISSUANCE            CMOS          INTEREST      ONE-MONTH     ADJUSTMENT     ADJUSTMENT
  DATE             ISSUANCE NAME            AMOUNT         OUTSTANDING        RATES          LIBOR          DATE           DATE
---------   -------------------------   -------------   ----------------   -----------   -------------   -----------  --------------
                                                (IN MILLIONS)
 4/22/96      Fund America Investors
              Trust V................     $   296.3     $      79.2           N/A              0.50%       6/2003           1.00%
 8/27/96      Impac CMB
              Trust Series 1996-1....         259.8            64.6           N/A              0.32%      10/2003           1.32%
 5/22/97      Impac CMB
              Trust Series 1997-1....         348.0           168.9           N/A              0.22%       7/2004           0.44%
12/10/97      Impac CMB
              Trust Series 1997-2....         173.7           120.9           N/A         0.26-1.30%       1/2005       0.522.60%
 1/27/98      Impac CMB
              Trust Series 1998-1....         362.8           283.7        6.657.25%          N/A            N/A            N/A
 3/24/98      Impac CMB
              Trust Series 1998-2....         220.2           190.4        6.707.25%          N/A            N/A            N/A
 6/23/98      Impac CMB
              Trust Series 1998-3....         185.0           161.6           N/A         0.18-1.24%       7/2005       0.362.48%
                                        -------------   ------------
                                            1,845.8        1,069.3
              Accrued interest.......            --            3.0
                                        -------------   ------------
                                         $  1,845.8     $  1,072.3
                                        =============   ============

  At December 31, 1998 and 1997, CMO borrowings include accrued interest payable of $3.0 million and $815,000, respectively.

NOTE J--SEGMENT REPORTING

  The Company's basis for its segments is to divide the entities into (a) the segments that derive income from long term assets, (b) the segments that derive income by providing financing and (c) the segment that derives income from the purchase and sale of mortgage loans.

  The Company reviews and analyzes its segments into three basic segments:

     . The Long-Term Investment Operations, conducted by IMH and IMH Assets, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and in second mortgage loans.

     . The Warehouse Lending Operations provides warehouse and repurchase financing to affiliated companies and to approved mortgage banks, most of which are correspondents of IFC, to finance mortgage loans.

     . The Conduit Operations, conducted by IFC, purchases non-conforming mortgage loans and second mortgage loans from its network of third party correspondents and other sellers. (1)

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

     The following table breaks out IMH's 1998 segments (in thousands):

                                                      LONG-TERM       WAREHOUSE
                                                      INVESTMENT       LENDING                  ELIMINATIONS
                                                      OPERATIONS      OPERATIONS     OTHER (2)      (3)         CONSOLIDATED
                                                   -------------------------------------------------------------------------
BALANCE SHEET ITEMS:
--------------------
 CMO collateral                                      $  1,161,220     $       --    $     --    $        --     $  1,161,220
 Total assets                                           1,410,019        338,365       3,418        (86,298)       1,665,504
 Total stockholders' equity                               277,868         38,745         615        (65,622)         251,606
 Total liabilities and stockholders' equity             1,410,019        338,365       3,418        (86,298)       1,665,504

INCOME STATEMENT ITEMS:
-----------------------
 Interest income                                          121,271         57,500         358        (15,471)         163,658
 Interest expense                                          95,095         41,903         168        (15,471)         121,695
 Depreciation and amortization                                 11             --         344             --              355
 Equity in IFC                                                 --             --          --        (13,876)         (13,876)
 Net earnings (loss)                                       (6,369)        15,057         560        (15,181)          (5,933)


     The following table breaks out IMH's 1997 segments (in thousands):


                                                      LONG-TERM       WAREHOUSE
                                                      INVESTMENT       LENDING                   ELIMINATIONS
                                                      OPERATIONS      OPERATIONS     OTHER (2)       (3)         CONSOLIDATED
                                                   --------------------------------------------------------------------------
BALANCE SHEET ITEMS:
--------------------
 CMO collateral                                      $    794,893     $       --    $      --    $        --     $    794,893
 Total assets                                           1,287,200        766,844       19,872       (321,104)       1,752,812
 Total stockholders' equity                               255,729         23,688        3,889        (54,276)         229,030
 Total liabilities and stockholders' equity             1,287,200        766,844       19,872       (321,104)       1,752,812

INCOME STATEMENT ITEMS:
-----------------------
 Interest income                                           72,092         52,643           --        (15,202)         109,533
 Interest expense                                          53,607         38,172           --        (15,202)          76,577
 Depreciation and amortization                                 10             --           65             --               75
 Equity in IFC                                                 --             --           --          8,316            8,316
 Net earnings (loss)                                      (38,279)        14,527           27          7,696          (16,029)

     The following table breaks out IMH's 1996 segments (in thousands):

                                                      LONG-TERM       WAREHOUSE
                                                      INVESTMENT       LENDING                   ELIMINATIONS
                                                      OPERATIONS      OPERATIONS     OTHER (2)       (3)         CONSOLIDATED
                                                   --------------------------------------------------------------------------
BALANCE SHEET ITEMS:
--------------------
 CMO collateral                                      $  501,744      $       --    $       --    $        --      $   01,744
 Total assets                                           643,090         357,634            --        (28,369)         72,355
 Total stockholders' equity                             148,399           9,160            --        (28,369)         29,190
 Total liabilities and stockholders' equity             643,090         357,634            --        (28,369)         72,355

INCOME STATEMENT ITEMS:
-----------------------
 Interest income                                         28,054          35,619            --             --          63,673
 Interest expense                                        17,339          26,805            --             --          44,144
 Equity in IFC                                               --              --            --            903             903
 Net earnings (loss)                                      2,334           8,642            --            903          11,879

_______________
(1) The Conduit Operations is accounted for based on the equity method and is not consolidated.
(2) Includes mainly the operations of the building purchased on Dove Street and account reclassifications.
(3)  Used to eliminate intercompany balances and intercompany operations.

NOTE K--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts have been determined by IMH using available market information and appropriate valuation methodologies, however, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts IMH could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                      DECEMBER 31, 1998                     DECEMBER 31, 1997
                                                             ----------------------------------     --------------------------------
                                                                 CARRYING           ESTIMATED          CARRYING          ESTIMATED
                                                                  AMOUNT           FAIR VALUE           AMOUNT           FAIR VALUE
                                                             ---------------    ---------------     -------------     --------------
                           ASSETS                                                         (IN THOUSANDS)
                           ------

Cash and cash equivalents....................................  $      33,876      $      33,876       $    16,214       $     16,214
Investment securities available-for-sale.....................         93,486             93,486            67,011             67,011
CMO collateral...............................................      1,161,220          1,185,188           794,893            802,044
Finance receivables..........................................        311,571            311,571           533,101            533,101
Mortgage loans held-for-investment...........................         20,627             20,627           257,717            257,717
Due from affiliates..........................................         17,904             17,904            16,679             16,679

                         LIABILITIES
                         -----------
CMO Borrowings, excluding accrued interest...................      1,069,323          1,071,375           741,092            741,092
Reverse-repurchase agreements, excluding accrued interest....        321,667            321,667           750,174            750,174
Due to affiliates............................................          2,670              2,670            12,421             12,421
Short-term commitments to extend credit......................             --                 --                --                 --

     The fair value estimates as of December 31, 1998 and 1997 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.

  The following describes the methods and assumptions used by IMH in estimating fair values:

 Cash and Cash Equivalents

  Fair value approximates carrying amounts as these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

 Investment Securities Available-for-Sale

  Fair value is estimated using a bond model, which incorporates certain assumptions such as prepayment, yield and losses.

 CMO Collateral

  Fair value is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans.

 Finance Receivables

  Fair value approximates carrying amounts due to the short-term nature of the assets and do not present unanticipated interest rate or credit concerns.

 Mortgage Loans Held-for-Investment

  Fair value is estimated based on estimates of proceeds the Company would receive from the sale of the underlying collateral of each loan.

 Due From / To Affiliates

  Fair value approximates carrying amount because of the short-term maturity of the liabilities and does not present unanticipated interest rate or credit concerns.

 CMO Borrowings

  Fair value of fixed rate borrowings is estimated based on the use of a bond model, which incorporates certain assumptions such as yield, prepayment and losses. Fair value of variable rate borrowings approximate carrying amount because of the variable interest rate nature of the borrowings.

 Reverse Repurchase Agreements

  Fair value approximates carrying amounts due to the short-term nature of the liabilities and do not present unanticipated interest rate or credit concerns.

 Short-term Commitments to Extend Credit

  The Company does not collect fees associated with its warehouse lines of credit. Accordingly, these commitments do not have an estimated fair value.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTE L--EMPLOYEE BENEFIT PLANS

 Profit Sharing and 401(k) Plan

  The Company does not have its own 401(K) or profit sharing plan. As such, employees of the Company participate in Imperial Credit Industries, Inc. (ICII) 401(K) plan. Under ICII's 401(K) plan, employees of the Company may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. Additional Company contributions may be made at the discretion of the Company. The Company's matching and discretionary contributions were not significant for any period presented.

NOTE M--RELATED PARTY TRANSACTIONS

 Related Party Cost Allocations

  IMH entered into a services agreement with ICII under which ICII provides various services to the Company, including data processing, human resource administration, general ledger accounts, check processing, remittance processing and payment of accounts payable. ICII charged fees for each of the services based upon usage. As part of the services provided, ICII provided the Company with insurance coverage and self-insurance programs, including health insurance. This service agreement was replaced with the ICAI services agreement in December 1997. The charge to the Company for coverage was based upon a pro rata portion of the costs to ICII for its various policies. Total charges to the Company for the year ended December 31, 1998, 1997 and 1996 were none, $8,000 and $55,000, respectively. In December 1996, IFC began providing data processing, professional services and accounting functions to the Company while ICII continues to provide human resource administration functions, thereby reducing the Company's charges from ICII.

  During 1998, the Company was allocated data processing, executive and operations management, and accounting services that IFC incurred during the normal course of business per the Company's Submanagement Agreement with RAI. IFC, through RAI, charged the Company for management and operating services based upon usage which management believes was reasonable. Total cost allocations charged by IFC, through RAI, to the Company for the year ended December 31, 1998 was $968,000. During 1997, prior to the Submanagement Agreement with RAI, the Company was allocated data processing, executive and operations management, and accounting services that IFC incurred during the normal course of business. IFC charged the Company for management and operating services based upon usage which management believes was reasonable. Total cost allocations charged by IFC to the Company for the year ended December 31, 1997 was $385,000.

  IMH has entered into a premises operating sublease agreement with ICII (see Note N--Commitments and Contingencies) to rent approximately 33,000 square feet of office space in Santa Ana Heights, California, for a two-year term that expired in February 1999. IMH pays the monthly rental expense and allocates the cost to subsidiaries and affiliated companies on the basis of square footage occupied. The majority of occupancy charges incurred were allocated to IFC as most of the Company's employees are employed by the Conduit Operations. Total rental expense for the years ended December 31, 1998, 1997 and 1996 were $1.3 million, $396,000, and $181,000, of which $1.2 million, $385,000, and $179,000 was allocated to IFC.

 Credit Arrangements

  IWLG maintains a warehouse financing facility with IFC. Advances under such warehouse facilities bear interest at Bank of America's prime rate. As of December 31, 1998 and 1997, finance receivables outstanding to IFC were $192.9 million and $454.8 million, respectively. Interest income recorded by IWLG related to finance receivables due from IFC for the years ended December 31, 1998, 1997, and 1996, was $32.7 million, $33.4 million, and $31.8 million, respectively.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  IWLG maintains a warehouse financing facility with WSI, a firm affiliated with James Walsh, a Director of the Company. Advances under the line of credit bear interest at a rate determined at the time of each advance. As of December 31, 1998 and 1997, finance receivables outstanding to WSI were $798,000 and $5.9 million, respectively. Interest income recorded by IWLG related to finance receivables due from WSI for the years ended December 31, 1998 and 1997 was $699,000 and $255,000, respectively.

  During 1997, IWLG extended loans of $5.1 million to WSI at rates ranging from prime plus 2% per annum to prime plus 4% per annum. As of December 31, 1998 and 1997, WSI had an aggregate of $746,000 and $5.1 million, respectively, outstanding on the loans. Interest income recorded by IWLG related to loans due from WSI for the years ended December 31, 1998 and 1997 was $254,000 and $135,000, respectively.

  IMH maintains an uncommitted warehouse line agreement with ICCC. The margins on the warehouse line agreement are at 8% of the fair market value of the collateral provided. Advances under such warehouse facilities bear interest at Bank of America's prime rate. As of December 31, 1998 and 1997, finance receivables outstanding to ICCC were $3.6 million and $8.5 million, respectively. Interest income recorded by IMH related to finance receivables due from ICCC for the years ended December 31, 1998 and 1997 was $785,000 and $262,000, respectively.

  During 1998 and 1997, IMH had a credit arrangement with ICH whereby ICH agreed to advance to IMH up to a maximum amount of $15.0 million for general working capital needs. Subsequent to 1998, the credit agreement was terminated and will no longer be used. Advances under the credit arrangement were at an interest rate and maturity determined at the time of each advance at the discretion of the Board of Directors with interest and principal paid monthly. As of December 31, 1998 and 1997, there was no outstanding balance under the credit arrangement. Interest expense recorded by IMH for the years ended December 31, 1998 and 1997 related to such advances to ICH was $295,000 and $68,000, respectively.

  During 1998 and 1997, IMH had a credit arrangement with ICH whereby IMH agreed to advance to ICH up to maximum amount of $15.0 million for general working capital needs. Subsequent to 1998, the credit agreement was terminated and will no longer be used. Advances under the revolving credit arrangement were at an interest rate and maturity determined at the discretion of the Board of Directors at the time of each advance with interest and principal paid monthly. As of December 31, 1998 and 1997, there were none and $9.1 million, respectively, outstanding under the credit arrangement. Interest income recorded by IMH for the years ended December 31, 1998 and 1997 was $43,000 and $55,000, respectively.

  IMH entered into a revolving credit arrangement with a commercial bank, which is an affiliate of ICII, whereby IMH can borrow up to maximum amount of $10.0 million for general working capital needs. The revolving credit agreement was converted to a reverse repurchase agreement in October 1998. Advances under the reverse repurchase agreement are at an interest rate of LIBOR plus 2.00%, with interest paid monthly. As of December 31, 1998, IMH's outstanding borrowings under the reverse repurchase arrangement were $10.0 million. Interest expense recorded by IMH for the year ended December 31, 1998 related to such advances was $202,000.

  On December 18, 1997, IMH/ICH Dove St., LLC (of which IMH had a 50% interest), partly financed its purchase in a commercial office building located in Newport Beach, California with a loan for $5.2 million from ICCC. The loan was repaid by IMH/ICH Dove St., LLC in the fourth quarter of 1998 with proceeds from the sale of the building to ICH. IMH/ICH Dove St., LLC paid loan fees of $71,000 upon origination of the loan.

  During the normal course of business, the Company may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due from affiliates", while borrowings are reflected as "Due to affiliates" on the Company's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. As of December 31, 1998 and 1997, due from affiliates was $17.9 million and $16.7 million, respectively. Interest income recorded by the Company related to short-term advances due from affiliates for the years

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES ended December 31, 1998, 1997 and 1996 was $2.4 million, $219,000 and none, respectively. As of December 31, 1998 and 1997, due to affiliates was $2.7 million and $12.4 million, respectively. Interest expense recorded by the Company related to short-term borrowings due to affiliates for the years ended December 31, 1998, 1997 and 1996 was $2.7 million, $196,000 and none, respectively.

  In February 1997, the Company financed ICH's purchase of $17.5 million of commercial mortgage loans from IFC with $16.6 million in borrowings from IWLG and $900,000 in other borrowings from IMH. The Company recorded interest income on the amounts borrowed from IWLG at 6.3% per annum, which totaled $164,000. In March 1997, ICH repaid the $900,000 in other borrowings from IMH. Interest income recorded by IMH related to other borrowings with ICH was $53,000 for the year ended December 31, 1997.

  In June 1997, IMH canceled debt in the amount $9.0 million owed to IMH by IFC. Of the canceled amount, $8.91 million was contributed to IFC as a contribution to preferred stock and $90,000 was contributed on behalf of IFC's common shareholders, Messrs. Tomkinson, Ashmore, and Johnson, so as to maintain their 1% economic interest.

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

  Indebtedness of Management. In connection with the exercise of stock options by certain directors of the Company, the Company made loans secured by the related stock. The loans were made for a five-year term with a current interest rate of 5.63%. Interest on the loans is payable quarterly upon receipt of the dividend payment and the interest rate is set annually by the compensation committee. At each dividend payment date, 50% of excess quarterly stock dividends, after applying the dividend payment to interest due, is required to reduce the principal balance outstanding on the loans. The interest rate on these loans adjusts annually at the discretion of the Board of Directors. As of December 31, 1998 and 1997, total notes receivable from common stock sales was $918,000 and $1.3 million, respectively. Interest income recorded by the Company related to the loans for the years ended December 31, 1998, 1997 and 1996 was $60,000, $68,000 and $1,000, respectively.

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

  In March 1997, IMH loaned ICH $15.0 million evidenced by a promissory note convertible into shares of non-voting preferred stock of ICH at the rate of one share of ICH Preferred Stock for each $5.00 principal amount of said note. IMH converted the aforementioned $15.0 million principal amount promissory note into an aggregate of 3,000,000 shares of ICH Preferred Stock. All shares of ICH Preferred Stock were automatically converted upon the closing of ICH's initial public offering into shares of ICH Common Stock determined by multiplying the number of shares of ICH Preferred Stock to be converted by a fraction, the numerator of which was $5.00 and the denominator of which was $15.00. Notwithstanding the foregoing, consistent with IMH's classification as a REIT, IMH was not entitled to convert into ICH Common Stock more than that number of shares of ICH Preferred Stock whereby IMH would own, immediately after such conversion, greater than 9.8% of ICH's outstanding Common Stock. Any shares of ICH Preferred Stock not converted into ICH Common Stock upon the closing of the Offering shall on such date

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES automatically convert into shares of ICH non-voting Class A Common Stock at the same rate as the ICH Preferred Stock converted into Common Stock. Shares of ICH Class A Stock convert into shares of Common Stock on a one-for-one basis and each such class of Common Stock is entitled to cash dividends on a pro rata basis. Upon any subsequent issuances of Common Stock by ICH or sale of ICH Common Stock held by IMH, shares of ICH Class A Stock shall automatically convert into additional shares of the Common Stock of ICH, subject to a 9.8% limitation. In addition, ICH purchased $10.1 million in Commercial Mortgage-Backed Securities (CMBS) from IFC which was financed with a promissory note. The promissory note was repaid to IFC with cash from IMH's above-referenced $15.0 million investment. Concurrently, ICH repaid the $900,000 owed to IMH in connection with its purchase of condominium conversion loans. Subsequently, ICH entered into a borrowing agreement with ICII for $7.9 million secured by $10.1 million CMBS.

  In April 1997, IMH exchanged the 299,000 shares of ICH Common Stock held by it for an equivalent number of shares of ICH Class A Stock.

  Upon the closing of the ICH initial public offering in August 1997, IMH contributed to ICH 100% of the outstanding shares of non-voting preferred stock of ICCC in exchange for 95,000 shares of ICH Class A Stock.

 Lease Agreement

  During 1998, IMH entered into a premises operating lease with ICH to rent approximately 74,000 square feet of office space. The lease agreement is for a term of ten years expiring in May 2008 with monthly lease payments of $145,000 per month. The office space will be allocated to the Company's affiliates and subsidiaries based on the aggregate square feet of space occupied. The majority of the monthly lease expense will be allocated to IFC.

 Purchase of Mortgage-Backed Securities

  During the years ended December 31, 1998 and 1997, the Company purchased $60.6 million and $15.0 million, respectively, of mortgage-backed securities issued by IFC for $56.1 million and $12.6 million, respectively, net of discounts of $4.5 million and $2.4 million, respectively. IFC issued mortgage-backed securities during 1998 and 1997 in connection with its REMIC securitizations.

 Purchase of Mortgage Loans

  During the years ended December 31, 1998 and 1997, the Company purchased from IFC mortgage loans having a principal balance of $842.9 million and $839.5 million, respectively, including premiums of $23.9 million and $37.5 million, respectively. Servicing rights on all mortgages purchased by IMH were retained by IFC.

 Redemption of Senior Notes

  On January 24, 1997, IMH redeemed ICII senior note obligations for $5.2 million, resulting in a gain of $648,000.

 Sale of Commercial Office Building

  On October 27, 1998, the Company sold to ICH its remaining 50% ownership interest in a commercial office building located in Newport Beach, California for $6.0 million. After the sale of the 50% ownership interest to ICH, the Company has no ownership interest in the commercial office building.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

 Sale of Franchise Loans Receivables

  In April 1998, IMH sold the beneficial interest in the Class A Trust Certificate for the Franchisee Loan Receivables Trust 1995-B Franchise Loans Receivables and the beneficial interest in the Class E Trust Certificate for the Franchisee Loan Receivables Trust 1996-B to IFC at carrying value which approximated fair value. No gain or loss was recorded on the sale and IMH was under no obligation to sell the securities.

 Sale of ICH Common Stock

  On October 21, 1998, ICH repurchased 937,084 shares of ICH Common Stock and 456,916 shares of ICH Class A Common Stock from IMH at a per share price of $4.375, based upon the closing sales price of the Common Stock on the AMEX on October 19, 1998, for a total repurchase of $6.1 million. The Company recorded a loss on the sale of ICH Common Stock of $9.1 million. The sale of ICH Common Stock represented 100% of IMH's ownership of ICH Common Stock.

 Sale of Mortgage Loans

  During the year ended December 31, 1998, the Company sold to IFC mortgage loans having a principal balance of $170.4 million including premiums of $7.7 million.

 Services Agreement

  In connection with the Termination Agreement effective in December 1997, the Company entered into a service agreement with ICAI for a term of one year. Under the agreement, ICAI agreed to provide certain human resource and data and phone communication services based on an arranged fee. The service agreement was extended for an additional one-year term. For the year ended December 1998, IMH was charged $13,000 for these services.

 Sub-Servicing Agreement

  IFC acts as a servicer of mortgage loans acquired on a "servicing-released" basis by the Company in its Long-Term Investment Operations pursuant to the terms of a Servicing Agreement, which became effective on November 20, 1995. IFC subcontracts all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements.

 Non-Compete Agreement and Right of First Refusal Agreement

  Pursuant to the Non-Compete Agreement executed on the date of the ICH initial public offering, IFC will not acquire any commercial mortgages for a period of the earlier of nine months from the closing of the ICH initial public offering or the date upon which ICH and/or ICCC accumulates (for investment or sale) $300.0 million of commercial mortgages or commercial mortgage-backed securities. This agreement expired in March 1998.

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

 Termination of Management Agreement

  Effective December 19, 1997, the Company terminated its Management Agreement with ICAI. A termination fee in the aggregate of $44.0 million was paid with 2,009,310 shares of the Company's common stock representing a value

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES of $35.0 million in addition to equity in IFC's residual interests in securitizations. In connection with the Termination Agreement, the Company entered into a Registration Rights Agreement with ICAI with regards to the 2,009,310 shares of Common Stock. IMH purchased the equity in residual interests in securitizations from IFC for $9.0 million and simultaneously retired IFC's borrowings with IMH for the equity in residual interests in securitizations of $9.0 million. No gain or loss on the sale of residual interests in securitizations was recorded by IMH or IFC. For financial accounting purposes, the termination fee was treated as a non-recurring, non-cash expense and resulted in a charge of $44.4 million to the Company's fourth quarter income.

NOTE N--COMMITMENTS AND CONTINGENCIES

 Financial Instruments with Off-Balance-Sheet Risk

  IMH is a party to financial instruments with off-balance-sheet risk in the normal course of business. Such instruments include short-term commitments to extend credit to borrowers under warehouse lines of credit, which involve elements of credit risk. In addition, IMH is exposed to credit loss in the event of nonperformance by the counterparties to the various agreements associated with loan purchases. However, IMH does not anticipate nonperformance by such borrowers or counterparties. Unless noted otherwise, IMH does not require collateral or other security to support such commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amounts of forward contracts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts through credit approvals, limits and monitoring procedures.

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

 Lease Commitments

  As of December 31, 1998, the Company had two non-cancelable premises operating leases. One premises operating lease was executed with ICII for approximately 33,000 square feet of office space in Santa Ana Heights, California, which expired in February 1999. The Company entered into an additional premises operating lease with ICH for approximately 74,000 square feet of office space in Newport Beach, California which expires in May 2008. Minimum premises rental commitments under non-cancelable leases are as follows (in thousands):

     1999....................................................        $  1,846
     2000....................................................           1,812
     2001....................................................           1,856
     2002....................................................           1,901
     2003 and thereafter.....................................          11,067
                                                                    ---------
          Total..............................................       $  18,482
                                                                    =========

  Rent expense associated with the leases is allocated between IMH, IWLG and IFC based on square footage. The Company's portion of premises rental expense for the years ended December 31, 1998, 1997, and 1996 was $65,000, $11,000, and
$2,000, respectively.

 Loan Commitments

  IWLG's warehouse lending program provides secured short-term non-recourse revolving financing to small-and medium-size mortgage originators and affiliated companies to finance mortgages from the closing of the loans until

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES sold to permanent investors. As of December 31, 1998, IWLG had 32 committed lines of credit extended in the aggregate principal amount of $813.1 million, of which $215.5 million was outstanding with affiliated companies. The Company's warehouse lines are non-recourse and IWLG can only look to the sale or liquidation of the mortgages as a source of repayment.

NOTE O--MANAGEMENT CONTRACT

  Effective December 19, 1997, the Company terminated its Management Agreement with ICAI. The termination fee of $44.0 million was paid with 2,009,310 shares of the Company's Common Stock in addition to other assets. During the years ended December 31, 1998, 1997 and 1996, the Company paid fees to ICAI of none, $6.2 million and $3.3 million, respectively.

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

  Options granted under the Stock Option Plan will become exercisable in accordance with the terms of the grant made by the Administrator. Awards will be subject to the terms and restrictions of the award made by the Administrator. The Administrator has discretionary authority to select participants from among eligible persons and to determine at the time an option or Award is granted and, in the case of options, whether it is intended to be an ISO or a NQSO, and when and in what increments shares covered by the option may be purchased. As of December 31, 1998, 1997 and 1996, options to purchase 562,500 shares, 25,550 shares and none, respectively, were exercisable and 462,219 shares, 304,125 shares and 755,000 shares, respectively, were reserved for future grants under the Stock Option Plan.

  Option transactions for the periods shown are summarized as follows:

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------------------
                                                     1998                               1997                            1996
                                          -----------------------------     ------------------------------   ---------------------
                                                          WEIGHTED-                         WEIGHTED-                    WEIGHTED-
                                            NUMBER        AVERAGE            NUMBER         AVERAGE           NUMBER     AVERAGE
                                              OF          EXERCISE             OF          EXERCISE             OF       EXERCISE
                                            SHARES          PRICE             SHARES         PRICE            SHARES       PRICE
                                          -----------     ------------     ----------     -------------     -----------  ----------
Options outstanding at beginning of year..    724,675      $    12.56         548,250       $     9.47         465,000     $  7.67
Options granted...........................    195,781            5.68         325,125            16.73         173,250       13.75
Options exercised.........................     (7,800)          13.75        (103,700)            8.77         (67,500)       8.67
Options forfeited/cancelled...............   (174,875)          15.34         (45,000)           13.75         (22,500)       7.50
                                          -----------                       ---------                      -----------
Options outstanding at end of year........    737,781      $    10.06         724,675       $    12.56         548,250      $ 9.47
                                          ===========                       =========                      ===========

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  In connection with the exercise of stock options under the Stock Option Plan during 1998, the Company made one loan totaling $30,000 to an employee of the Company that is secured by the related Common Stock. The loan was made for an initial five-year term with a current interest rate on the loan of 5.6%.

  Interest on all loans secured by the Company's Common Stock is payable quarterly upon receipt of the Company's dividend payment. At each dividend payment date, 50% of excess quarterly stock dividends, after applying the dividend payment to interest due, is required to reduce the principal balance outstanding on the loans. The interest rate on these loans adjusts annually and is set at the discretion of the Board of Directors. As of December 31, 1998 and 1997, total notes receivable from Common Stock sales was $918,000 and $1.3 million, respectively.

  The following table sets forth information about fixed stock options outstanding at December 31, 1998:

                                         OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                      -----------------------------------------------------------   --------------------------------------------
                                            WEIGHTED-
                          NUMBER        AVERAGE REMAINING         WEIGHTED-            NUMBER                     WEIGHTED-
     RANGE OF           OUTSTANDING      CONTRACTUAL LIFE          AVERAGE            EXERCISABLE                  AVERAGE
EXERCISE PRICES ($)    AT PERIOD END          (MOS)            EXERCISE PRICE ($)    AT PERIOD END              EXERCISE PRICE ($)
-------------------   ----------------  ------------------     ------------------   ------------------   -------------------------
   $ 4.44 - $ 4.44        175,281                5.10               $ 4.44                   --                      --
   $ 7.50 - $ 7.50        292,500                6.66               $ 7.50              292,500                  $ 7.50
   $ 5.42 - $15.42        135,000                8.08               $15.42              135,000                  $15.42
   $ 7.58 - $17.58        135,000                4.81               $17.58              135,000                  $17.58
                      ----------------                                              ------------------
   $ 4.44 - $17.58        737,781                6.21               $10.06              562,500                  $11.82
                      ================                                              ==================


  In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits the Company to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS 123 requires pro forma disclosures of net earnings (loss) computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans, and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by nonemployees or to acquire goods or services from outside suppliers or vendors.

  The Company elected to continue to apply APB Opinion 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. If the Company had determined its compensation cost based on the fair value, at the grant date, of its stock options exercisable under SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have decreased to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                                                        YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------------------------
                                                                           1998                  1997                  1996
                                                                   ------------------    --------------------    -----------------
Net earnings (loss) as reported....................................  $         (5,933)      $      (16,029)       $         11,879
                                                                   ==================     ================     ===================
Pro forma net earnings (loss)......................................  $         (6,038)      $      (16,581)       $         11,122
                                                                   ==================     ================     ===================
Basic earnings (loss) per share as reported........................  $          (0.25)      $        (0.99)       $           1.34
                                                                   ==================     ================     ===================
Diluted earnings (loss) per share as reported......................  $          (0.25)      $        (0.99)       $           1.32
                                                                   ==================     ================     ===================
Basic pro forma earnings (loss) per share..........................  $          (0.25)      $        (1.02)       $           1.25
                                                                   ==================     ================     ===================
Diluted pro forma earnings (loss) per share........................  $          (0.25)      $        (1.02)       $           1.23
                                                                   ==================     ================     ===================

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  The derived fair value of the options granted during 1998 and 1997 was approximately $0.54 and $1.70, respectively, using the Black-Scholes option pricing model. The following assumptions were used to derive the fair value of options granted during 1998: risk-free interest rate of 5.09%, expected lives of three, four, five and ten years, and expected volatility of 29.9%. The following assumptions were used to derive the fair value of options granted during 1997: risk-free interest rate of 5.84%, expected lives of three, six and ten years, and expected volatility of 28.5%.

NOTE Q--STOCKHOLDERS' EQUITY

  During 1998, the Company raised capital of $31.1 million as 1.8 million shares of Common Stock were purchased under the Company's Dividend Reinvestment and Stock Purchase Plan and 246,000 shares of Common Stock were purchased under the Company's structured equity shelf program. Proceeds from the sale of securities were used for general corporate purposes including funding the Long-Term Investment Operations, the Conduit Operations and the Warehouse Lending Operations, repayment of maturing obligations, redemption of outstanding indebtedness, financing future acquisitions, capital expenditures and working capital.

  During 1998, directors, officers and employees of the Company exercised 7,800 shares of Common Stock resulting in proceeds of $108,000. In conjunction with the exercise of stock options, the Company approved one loan for $30,000 under the terms and conditions of the Company's stock option loan program.

  On December 22, 1998, the Company completed the sale of 1,200,000 shares of Series B 10.5% Preferred Stock at $25.00 per share. The Series B Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of $4.95 per share. Accordingly, each share of Series B Preferred Stock is convertible into 5.050505 shares of the Company's Common Stock. Dividends on the Series B Preferred Stock will accumulate from the date of issuance and will be payable quarterly, in cash or the Company's Common Stock starting April 27, 1999. The dividend rate per share will be the greater of $0.65625 or the quarterly cash dividend declared on the number of shares of Common Stock into which a share of Series B Preferred Stock is convertible. The Company is authorized to issue shares of Preferred Stock designated in one or more classes or series. The Preferred Stock may be issued from time to time with such designations, rights and preferences as shall be determined by the Board of Directors. The Preferred Stock has a preference on dividend payments, takes priority over dividend distributions to the common stockholders.

NOTE R--SUBSEQUENT EVENTS

  On February 24, 1999 the Company made an Exchange Offer of 11% Senior Subordinated Debentures due February 15, 2004 for up to 5,000,000 shares of its Common Stock. The Debentures will be unsecured obligations of the Company subordinated and subject in right of payment to all existing and future Senior Indebtedness of the Company and effectively subordinated to all Indebtedness of the Company's subsidiaries. The Debentures will bear interest at 11% per annum from their date of issuance, payable quarterly, commencing May 15, 1999, until the Debentures are paid in full. The Debentures mature on February 15, 2004, which date may be extended once by the Company to a date not later than May 15, 2004, provided that the Company satisfies certain conditions. Commencing on February 15, 2001, the Debentures will be redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest to the redemption date.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTE S--QUARTERLY FINANCIAL DATA (UNAUDITED)

   Selected quarterly financial data for 1998 follows (in thousands, except per share data):

                                                                                       FOR THE THREE MONTHS ENDED,
                                                                ------------------------------------------------------------------
                                                                   DECEMBER 31,       SEPTEMBER 30,        JUNE 30,      MARCH 31,
                                                                ----------------    -----------------    -------------   ---------
Net interest income after provision for loan losses (1).........  $     6,742       $        11,968        $  11,030      $  7,862
Non-interest income (1).........................................      (10,654)               (9,534)           3,287         3,362
Non-interest expense (1)........................................        4,187                23,050            2,639           120
Net earnings (loss).............................................       (8,099)              (20,616)          11,678        11,104
Net earnings (loss) per share  diluted (2)......................        (0.33)                (0.85)            0.49          0.48
Dividends declared per share....................................           --                  0.49             0.49          0.48

  Selected quarterly financial data for 1997 follows (in thousands, except per share data):

                                                                                      FOR THE THREE MONTHS ENDED,
                                                                ------------------------------------------------------------------
                                                                   DECEMBER 31,        SEPTEMBER 30,        JUNE 30,     MARCH 31,
                                                                ----------------    ------------------   ------------   ----------
Net interest income after provision for loan losses (1).........  $  8,463            $     5,899         $  5,457      $  6,294
Non-interest income (1).........................................     3,536                  3,209            1,733         1,848
Non-interest expense (1)........................................    46,761                  1,914            1,565         2,228
Net earnings (loss).............................................   (34,762)                 7,194            5,625         5,914
Net earnings (loss) per share  diluted (2)......................     (1.70)                  0.45             0.39         0.41
Dividends declared per share....................................      0.46                   0.43             0.40         0.39

__________________________
(1)  Conforms to current year presentation.
(2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTE T--IMPAC FUNDING CORPORATION

  The following condensed financial information summarizes the financial condition and results of operations of Impac Funding Corporation (dollar amounts in thousands):

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  AT DECEMBER 31,
                                                                                      -------------------------------------
                                                                                             1998                 1997
                                                                                      ----------------     ----------------

                                  ASSETS
                                  ------
Cash...........................................................................        $           422     $            359
Securities available-for-sale..................................................                  5,965                6,083
Securities held-for-trading....................................................                  5,300                   --
Mortgage loans held-for-sale...................................................                252,568              620,549
Mortgage servicing rights......................................................                 14,062               15,568
Due from affiliates............................................................                  9,152                  969
Premises and equipment, net....................................................                  1,978                1,788
Accrued interest receivable....................................................                  1,896                4,755
Other assets...................................................................                 22,529                6,873
                                                                                      ----------------     ----------------
                                                                                       $       313,872     $        656,944
                                                                                      ================     ================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Borrowings from IWLG...........................................................        $       192,900     $        454,840
Other borrowings...............................................................                 67,058              148,307
Due to affiliates..............................................................                 24,382                6,198
Deferred revenue...............................................................                 10,605                7,048
Accrued interest expense.......................................................                    --                4,063
Other liabilities..............................................................                  6,064                9,092
                                                                                      ----------------     ----------------
   Total liabilities...........................................................                301,009              629,548
                                                                                      ================     ================

Shareholders' equity:
   Preferred stock.............................................................                 18,053               18,053
   Common stock................................................................                    182                  182
   Retained earnings (accumulated deficit).....................................                 (4,852)               9,161
   Accumulated other comprehensive loss........................................                   (520)                  --
                                                                                      ----------------     ----------------
       Total shareholders' equity..............................................                 12,863               27,396
                                                                                      ----------------     ----------------
                                                                                       $       313,872     $        656,944
                                                                                      ================     ================

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------------------
                                                                                     1998              1997              1996
                                                                               --------------     -------------     -------------
Net interest income:
  Total interest income.................................................       $      48,510       $    48,020       $    32,799
  Total interest expense................................................              40,743            41,628            31,751
                                                                               --------------     -------------     -------------
     Net interest income................................................               7,767             6,392             1,048

Non-interest income:
  Gain (loss) on sale of loans..........................................             (11,663)           19,414             7,747
  Loan servicing income.................................................               7,071             4,109             1,250
  Other income..........................................................              (1,091)              643                --
                                                                               --------------     -------------     -------------
    Total non-interest income...........................................              (5,683)           24,166             8,997
                                                                               --------------     -------------     -------------

Non-interest expense:
  General and administrative and other expense..........................              14,385            10,047             7,154
  Amortization of mortgage servicing rights.............................               6,361             2,827               613
  Impairment of mortgage servicing rights...............................               3,722                --                --
  Provision for repurchases.............................................                 367             3,148               687
                                                                               --------------     -------------     -------------
    Total non-interest expense..........................................              24,835            16,022             8,454
                                                                               --------------     -------------     -------------


  Earnings (loss) before income taxes...................................             (22,751)           14,536             1,591
  Income taxes (benefit)................................................              (8,738)            6,136               679
                                                                               --------------     -------------     -------------
  Net earnings (loss)...................................................       $     (14,013)       $    8,400       $       912
                                                                               ==============     =============     =============

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Impac Funding Corporation:


  We have audited the accompanying consolidated balance sheets of Impac Funding Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive earnings (loss), changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Funding Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                        KPMG LLP

Orange County, California
February 11, 1999

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                 AT DECEMBER 31,
                                                                                    ---------------------------------------
                                                                                            1998                 1997
                                                                                    -----------------     -----------------
                                      ASSETS
                                      ------

Cash.............................................................................     $           422       $           359
Securities available-for-sale....................................................               5,965                 6,083
Securities held-for-trading......................................................               5,300                    --
Mortgage loans held-for-sale.....................................................             252,568               620,549
Mortgage servicing rights........................................................              14,062                15,568
Due from affiliates..............................................................               9,152                   969
Premises and equipment, net......................................................               1,978                 1,788
Accrued interest receivable......................................................               1,896                 4,755
Other assets.....................................................................              22,529                 6,873
                                                                                    -----------------     -----------------
    Total assets.................................................................     $       313,872       $       656,944
                                                                                    =================     =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

Borrowings from IWLG.............................................................     $       192,900       $       454,840
Other borrowings.................................................................              67,058               148,307
Due to affiliates................................................................              24,382                 6,198
Deferred revenue.................................................................              10,605                 7,048
Accrued interest expense.........................................................                  --                 4,063
Other liabilities................................................................               6,064                 9,092
                                                                                    -----------------     -----------------
    Total liabilities............................................................             301,009               629,548
                                                                                    -----------------     -----------------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, no par value; 10,000 shares authorized; 10,000 shares issued and
  outstanding at December 31, 1998 and 1997......................................              18,053                18,053
 Common stock, no par value; 10,000 shares authorized; 10,000 shares issued and
  outstanding at December 31, 1998 and 1997......................................                 182                   182
 Retained earnings (accumulated deficit).........................................              (4,852)                9,161
 Accumulated other comprehensive loss............................................                (520)                   --
                                                                                    -----------------     -----------------
  Total shareholders' equity.....................................................              12,863                27,396
                                                                                    -----------------     -----------------
    Total liabilities and shareholders' equity...................................     $       313,872       $       656,944
                                                                                    =================     =================

         See accompanying notes to consolidated financial statements.

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       AND COMPREHENSIVE EARNINGS (LOSS)

                                 (IN THOUSANDS)

                                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------------------------
                                                                              1998                 1997                1996
                                                                       ----------------     ----------------    ----------------
INTEREST INCOME:
 Mortgage loans held-for-sale.......................................      $      45,070        $      42,373       $      32,588
 Other interest income..............................................              3,440                5,647                 211
                                                                       ----------------     ----------------    ----------------
  Total interest income.............................................             48,510               48,020              32,799

INTEREST EXPENSE:
 Borrowings from IWLG...............................................             32,682               33,450              31,751
 Other affiliated borrowings........................................              2,020                4,618                  --
 Other borrowings...................................................              6,041                3,560                  --
                                                                       ----------------     ----------------    ----------------
  Total interest expense............................................             40,743               41,628              31,751
                                                                       ----------------     ----------------    ----------------


  Net interest income...............................................              7,767                6,392               1,048

NON-INTEREST INCOME:
 Gain (loss) on sale of loans.......................................            (11,663)              19,414               7,747
 Mark-to-market loss on investment securities.......................               (805)                  --                  --
 Gain (loss) on sale of investment securities.......................               (706)                 550                  --
 Loan servicing income..............................................              7,071                4,109               1,250
 Other income.......................................................                420                   93                  --
                                                                       ----------------     ----------------    ----------------
  Total non-interest income.........................................             (5,683)              24,166               8,997

NON-INTEREST EXPENSE:
 Personnel expense..................................................              8,901                6,760               5,093
 Amortization of mortgage servicing rights..........................              6,361                2,827                 613
 Impairment of mortgage servicing rights............................              3,722                   --                  --
 General and administrative and other expense.......................              2,516                2,228               1,017
 Occupancy expense..................................................              1,391                  408                 195
 Professional services..............................................                978                   79                 456
 Data processing expense............................................                387                  311                 238
 Provision for repurchases..........................................                367                3,148                 687
 Telephone and other communications.................................                212                  261                 155
  Total non-interest expense........................................             24,835               16,022               8,454
                                                                       ----------------     ----------------    ----------------


  Earnings (loss) before income taxes...............................            (22,751)              14,536               1,591
 Income taxes (benefit).............................................             (8,738)               6,136                 679
                                                                       ----------------     ----------------    ----------------
  Net earnings (loss)...............................................            (14,013)               8,400                 912

Other comprehensive earnings (loss):
 Unrealized gains (losses) arising during period....................               (520)                  --                  --
                                                                       ----------------     ----------------    ----------------
  Comprehensive earnings (loss).....................................      $     (14,533)       $       8,400       $         912
                                                                       ================     ================    ================

         See accompanying notes to consolidated financial statements.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                    RETAINED       ACCUMULATED
                                 NUMBER OF                 NUMBER OF                EARNINGS          OTHER            TOTAL
                                 PREFERRED    PREFERRED     Common      COMMON    (ACCUMULATED     COMPREHENSIVE   SHAREHOLDERS'
                                  SHARES        STOCK       SHARES      STOCK       DEFICIT)           LOSS          EQUITY
                                 ---------   ----------   ----------   --------   -------------   --------------   -------------
Balance, December 31, 1995.....     10,000    $   1,015       10,000    $   10    $       (151)    $        --     $        874
Capital Contributions, 1996....         --        8,128           --        82              --              --            8,210
Net earnings, 1996.............         --           --           --        --             912              --              912
                                  ---------    ----------  ----------   -------   -------------   -------------    -------------

Balance, December 31, 1996.....     10,000        9,143       10,000        92             761              --            9,996

Capital Contributions, 1997....         --        8,910           --        90              --              --            9,000
Net earnings, 1997.............         --           --           --        --           8,400              --            8,400
                                  ---------    ----------  ----------   -------   -------------   -------------    -------------

Balance, December 31, 1997.....     10,000       18,053       10,000       182           9,161              --           27,396

Net loss, 1998.................         --           --           --        --         (14,013)             --          (14,013)
Other comprehensive loss.......         --           --           --        --              --            (520)            (520)
                                  ---------    ----------  ----------   -------   -------------   -------------    -------------
Balance, December 31, 1998.....     10,000    $  18,053       10,000    $  182    $     (4,852)    $      (520)    $     12,863
                                  =========    ==========  ==========   =======   =============   =============    =============

         See accompanying notes to consolidated financial statements.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------------------------
                                                                              1998                 1997                 1996
                                                                          -------------     ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)...................................................   $   (14,013)        $      8,400         $        912
 Adjustments to reconcile net earnings to net cash provided by
 (used in) operating activities:
  Provision for repurchases............................................           367                3,148                  687
  Depreciation and amortization........................................         7,141                3,371                  740
  Impairment of mortgage servicing rights..............................         3,722                   --                   --
  Additions to mortgage servicing rights...............................        (8,577)              (9,611)              (9,398)
  Net change in accrued interest receivable............................         2,859               (2,910)               1,140
  Net change in other assets and liabilities...........................         1,806              (54,291)              56,738
  Net change in deferred taxes.........................................       (10,459)               3,172                  548
  Net change in deferred revenue.......................................         3,557                5,655                1,393
  Purchase of securities held-for-trading..............................        (5,300)                  --                   --
  Write-down of investment securities..................................          (805)                  --                   --
  Net change in accrued interest expense...............................        (4,063)               1,382                1,333
                                                                          -----------         ------------         ------------
    Net cash provided by (used in) operating activities................       (23,765)             (41,684)              54,093
                                                                          -----------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of mortgage loans held-for-sale..............................    (2,248,586)          (2,571,208)          (1,542,273)
 Sale of and principal reductions on mortgage loans held-for-sale......     2,616,170            2,284,763            1,752,444
 Purchase of residual interests in securitizations.....................            --                   --              (46,949)
 Sale of residual interests in securitizations.........................            --               47,925                   --
 Principal reductions on residual interests in securitizations.........            --                 (976)                  --
 Purchase of securities available-for-sale.............................            --              (28,646)                  --
 Sale of securities available-for-sale.................................            --               22,953                   --
 Principal reductions on securities available-for-sale.................           403                 (390)                  --
 Purchase of premises and equipment....................................          (970)              (1,498)                (445)
    Net cash provided by (used in) investing activities................       367,017             (247,077)             162,777
                                                                          -----------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in borrowings from IWLG....................................      (261,940)             127,418             (222,869)
 Net change in other borrowings........................................       (81,249)             148,307                   --
 Capital contributions.................................................            --                9,000                8,210
                                                                          -----------         ------------         ------------
    Net cash provided by (used in) financing activities................      (343,189)             284,725             (214,659)
                                                                          -----------         ------------         ------------

Net change in cash.....................................................            63               (4,036)               2,211
Cash at beginning of year..............................................           359                4,395                2,184
Cash at end of year....................................................   $       422         $        359         $      4,395
                                                                          ===========         ============         ============

SUPPLEMENTARY INFORMATION:
 Interest paid.........................................................   $    44,806               40,246               30,418
 Taxes paid............................................................         5,205                2,964                    2

         See accompanying notes to consolidated financial statements.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

1.   BUSINESS AND FINANCIAL STATEMENT PRESENTATION

     IFC is a mortgage loan conduit organization which purchases primarily non-conforming mortgage loans from a network of third party correspondent loan originators and subsequently securitizes or sells such loans to permanent investors or IMH. On March 31, 1997, ownership of all of the Common Stock of IFC was transferred from ICII to Joseph R. Tomkinson, Chief Executive Officer of IMH and IFC, William S. Ashmore, President of IMH and IFC, and Richard J. Johnson, Chief Financial Officer of IMH and IFC, who are entitled to 1% of the earnings or losses of IFC.

     The consolidated financial statements include the operations of IFC and its wholly owned subsidiary, Impac Secured Asset Corporation (collectively, IFC) and have been prepared in conformity with generally accepted accounting principles and prevailing practices within the mortgage banking industry.

     All significant intercompany balances and transactions with IFC's consolidated subsidiary have been eliminated in consolidation. Interest income on affiliated short-term advances, due from affiliates, has been earned at the rate of 8% per annum. Interest expense on affiliated short-term borrowings, due to affiliates, has been incurred at the rate of 8% per annum. Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current presentation.

     Management of the IFC has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.   GAIN ON SALE OF LOANS

     IFC recognizes gains or losses on the sale of loans when the sales transaction settles or upon the securitzation of the mortgage loans when the risks of ownership have passed to the purchasing party. Gains and losses may be increased or decreased by the amount of any servicing released premiums received and costs associated with the origination of mortgage loans. Gain on sale of loans or securities to IMH are deferred and accreted over the estimated life of the loans or securities using the interest method.

     In 1997, IFC adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 125). Under SFAS 125, a transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than a beneficial interest in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer.

     SFAS 125 also requires an assessment of interest-only strips, loans, other receivables and retained interests in securitizations (residuals). To determine the value of the securities, IFC estimates future rates of prepayments, prepayment penalties to be received by IFC, delinquencies, defaults and default loss severity and their impact on estimated cash flows. At December 31, 1998, IFC used a 0% to 8% constant default rate estimate with a 25% to 43% severity resulting in loss estimates of 0% to 3%. These estimates are based on historical loss data for comparable loans. IFC estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and trends in the industry. At December 31, 1998, IFC used a constant prepayment assumption of 16% to 32% to estimate the prepayment characteristics of the underlying collateral. These assumptions may fluctuate depending on market conditions.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

3.   SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-FOR-TRADING

     IFC classifies investment and mortgage-backed securities as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment and mortgage-backed securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses, net of related income taxes, as a separate component of shareholders' equity, and trading securities are reported at fair value with unrealized gains and losses reported in operations. IFC's investment securities are held as available-for-sale, reported at fair value with unrealized gains and losses net of related income taxes reported as a separate component of shareholders' equity. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method.

     Residual interests in securitization of mortgage loans are recorded as a result of the sale of mortgage loans through securitizations. IFC sells a portfolio of mortgage loans to a special purpose entity that has been established for the limited purpose of buying and reselling IFC's mortgage loans. The special purpose entity then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or owners trust (the Trust). The Trust issues interest-bearing asset-backed securities in an amount equal to the aggregate principal balance of the mortgage loans. IFC typically sells these certificates at face value and without recourse except that representations and warranties customary to the mortgage banking industry are provided by IFC. IFC may provide a credit enhancement for the benefit of the investors in the form of additional collateral (over-collateralization) held by the Trust. The over-collateralization account is required to be maintained at specified levels.

     At the closing of each securitization, IFC removes from its consolidated balance sheets the loans held-for-sale and adds to its consolidated balance sheet the cash received, and the estimated fair value of the portion of the mortgage loans retained from the securitizations (Residuals). The Residuals consist of the over-collateralization account and the net interest receivables which represent the estimated cash flows to be received by the Trust in the future. The excess of the cash received and the assets retained by IFC over the carrying value of the mortgage loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by IFC.

     IFC allocates its basis in the mortgage loans between the portion of the mortgage loans sold through the certificates and the portion retained based on the relative fair values of those portions on the date of the sale. IFC may recognize gains or losses attributable to the changes in the fair value of the residuals, which are recorded at estimated fair value and accounted for as held-for-trading securities at IFC. IFC is not aware of an active market for the purchase or sale of residuals. IFC determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate which IFC believes is commensurate with the risks involved. At December 31, 1998, IFC used a weighted average discount rate of approximately 15%. Most of the residual interests generated by IFC are sold to IMH and accounted for as available-for-sale securities at IMH.

     The Company receives periodic servicing fees for the servicing and collection of the mortgage loans as master servicer of the securitized loans. The Company is also entitled to the cash flows from the residual that represent collections on the mortgage loans in excess of the amounts required to pay the certificate principal and interest, the servicing fees and certain other fees such as trustee and custodial fees. At the end of each collection period, cash collected from the mortgage loans are allocated to the base servicing and other fees for the period, then to the certificate holders for interest at the pass-through rate on the certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the over-collateralization account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related over-collateralization account, the excess is released to the Company. If the over-collateralization account balance is not at the required credit enhancement level, the excess cash collected is retained in the over-collateralization account until the specified level is achieved. The cash and collateral in the over-collateralization account is restricted from use by the Company. Pursuant to certain servicing

              IMPAC FUNDING CORPORATION AND SUBSIDIARY agreements, cash held in the over-collateralization accounts may be used to make accelerated principal paydowns on the certificates to create additional excess collateral in the over-collateralization account.

4.   MORTGAGE LOANS HELD-FOR-SALE

     Mortgage loans held-for-sale are stated at the lower of cost or market in the aggregate as determined by outstanding commitments from investors or current investor yield requirements. Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and recognized when the loans are sold as gain or loss on sale of mortgage loans. It is the policy of the Company to construct hedge positions, which will limit exposure to a rise or decline of 25 basis points in yield or approximately a one-point change in price of the benchmark instrument.

5.   PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets (three to seven years).

6.   MORTGAGE SERVICING RIGHTS

     The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 125), on January 1, 1997 with no significant impact on the Company's financial position or results of operations. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 125 requires that a portion of the cost of acquiring a mortgage loan be allocated to the mortgage loan servicing rights based on its fair value relative to the components of the loan. To determine the fair value of the servicing rights created, IFC uses a valuation model that calculates the present value of future net servicing revenues to determine the fair value of the servicing rights. In using this valuation method, IFC incorporates assumptions that it believes market participants would use in estimating future net servicing, an inflation rate, ancillary income per loan, a prepayment rate, a default rate and a discount rate commensurate with the risk involved. MSRs are amortized in proportion to, and over the period of expected net servicing income.

7.   INCOME TAXES

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

8.   FUTURES

     To control risk, IFC uses futures to hedge against interest rate fluctuations and options on futures. The use of these instruments provides for increased liquidity, lower transaction costs and more effective short-term coverage than cash and mortgage-backed securities. However, IFC is vulnerable to the basis risk that is inherent in cross-hedging transactions. IFC uses the buying and selling of futures contracts on Treasury bonds and Treasury notes when the market is vulnerable to day to day corrections. Executing hedges with these instruments allows IFC to more effectively hedge the risks of corrections or reverses in the market without committing mandatory sales on mortgage-backed securities or cash. IFC utilizes these instruments on a short-term basis to fine-tune its overall hedge position at a lower

              IMPAC FUNDING CORPORATION AND SUBSIDIARY cost. The Company's policy is to defer hedging gains or losses until the related asset is sold. The hedge is then recognized and applied against the gain or loss on the sale.

9.   FORWARD CONTRACTS AND OPTIONS

     In order to hedge against a change in market value of the loans it acquires, IFC sells mortgage-backed securities through forward delivery contracts. Income or loss on these contracts is recorded at the time of sale of the related contracts or loans as a component of the gain or loss on sale of the loans. If any party to the contracts fails to completely perform, IFC would be exposed to additional interest rate risk. IFC's principal hedging activity consists of optional and mandatory commitments to deliver closed mortgage loans to institutional investors, which do not require any collateral deposits. Written options are stated at market value.

10.  SERVICING INCOME

     Servicing income is reported as earned, principally on a cash basis when the majority of the service process is completed.

11.  SERVICING RIGHTS

     As of December 31, 1998, IFC is the master servicer for $1.5 billion of loans collateralizing REMIC securities and $1.1 billion of mortgage loans collateralizing CMOs. IFC recognizes gain or loss on the sale of servicing rights when the sales contract has been executed and ownership is determined to have passed to the purchasing party. Gains and losses are computed by deducting the basis in the servicing rights and any other costs associated with the sale from the purchase price.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

     In October 1998, the FASB issued SFAS 134. SFAS 65, as amended by SFAS 115, and SFAS 125, require that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS 134 further amends SFAS 65 and requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or to hold those investments. SFAS 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by non-mortgage banking enterprises. SFAS 134 is effective for the first fiscal quarter beginning first quarter 1999. The Company believes that the adoption of SFAS 134 will not have a material impact on the Company's financial position or results of operations.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

NOTE B--MORTGAGE LOANS HELD-FOR-SALE

     Mortgage loans purchased by IFC are fixed and adjustable-rate non-conforming mortgage loans secured by first and second liens on single-family residential properties. During the years ended December 31, 1998 and 1997, IFC acquired $2.2 billion and $2.6 billion, respectively, of mortgage loans and sold $2.7 billion and $2.2 billion, respectively, of mortgage loans. Of the mortgage loans sold by IFC during 1998 and 1997, $866.7 million and $877.1 million, respectively, were sold to IMH including premiums of $23.8 million and $37.5 million, respectively. At December 31, 1998 and 1997, approximately 50% and 35%, respectively, of mortgage loans held-for-sale were collateralized by properties located in California. During 1998 and 1997, IFC acquired $54.4 million and $576.1 million of fixed-rate mortgage loans secured by second liens on single family residential properties with loan-to-value ratios of approximately 125% of which $97.2 million of principal balance was outstanding at December 31, 1998. Mortgage loans held for sale consisted of the following:

                                                                                              AT DECEMBER 31,
                                                                                 -----------------------------------------
                                                                                        1998                   1997
                                                                                 ------------------      -----------------
                                                                                                 (IN THOUSANDS)
   Mortgage loans held-for-sale................................................. $          247,079      $         600,022
   Premium on loans.............................................................              5,226                 15,417
   Deferred hedging.............................................................                263                  5,110
                                                                                 ------------------      -----------------
                                                                                 $          252,568      $         620,549
                                                                                 ==================      =================

     Included in other liabilities at December 31, 1998 and 1997 is an allowance for repurchases of $838,000 and $3.2 million, respectively.

NOTE C--PREMISES AND EQUIPMENT

  Premises and equipment consisted of the following:

                                                                                               AT DECEMBER 31,
                                                                                 ------------------------------------------
                                                                                         1998                    1997
                                                                                 ------------------      ------------------
                                                                                                  (IN THOUSANDS)
   Premises and equipment.......................................................  $           3,463        $          2,498
   Less accumulated depreciation................................................             (1,485)                   (710)
                                                                                 ------------------      ------------------
                                                                                  $           1,978        $          1,788
                                                                                 ==================      ==================

NOTE D--MORTGAGE SERVICING RIGHTS

  Activity for mortgage servicing rights was as follows:

                                                                                              FOR THE YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                 ------------------------------------------
                                                                                       1998                    1997
                                                                                 ------------------      ------------------
                                                                                                  (IN THOUSANDS)
   Beginning Balance............................................................  $          15,568        $          8,785
   Additions....................................................................              8,577                   9,611
   Impairment of mortgage servicing rights......................................             (3,722)                     --
   Amortization.................................................................             (6,361)                 (2,828)
                                                                                 ------------------      ------------------
   Ending balance...............................................................  $          14,062        $         15,568
                                                                                 ==================      ==================

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

     At December 31, 1998 and 1997, approximately $5.6 million and $2.4 million, respectively, of mortgage servicing rights relates to $1.1 billion and $473.3 million, respectively, of mortgage loans sold, servicing retained by IFC, to IMH.

NOTE E--OTHER BORROWINGS

     IFC enters into reverse repurchase agreements with major brokerage firms to fund the purchase of mortgage loans. Mortgage loans underlying reverse repurchase agreements are delivered to dealers that arrange the transactions. IFC has entered into an uncommitted warehouse line agreement to obtain financing up to $200.0 million from a major investment bank. The margins on the reverse repurchase agreements are based on the type of collateral used and generally range from 95% to 98% of the fair market value of the collateral. The interest rates on the borrowings are indexed to LIBOR plus a spread of 85 basis points to 125 basis points depending on the type of collateral used.

     The following tables sets forth information regarding reverse repurchase agreements:

                                                                           AT DECEMBER 31, 1998
                                             ---------------------------------------------------------------------------------------
                                                                                       REVERSE
                                                 TYPE OF        COMMITMENT           REPURCHASE        UNDERLYING         MATURITY
                                               COLLATERAL         AMOUNT              LIABILITY        COLLATERAL           DATE
                                             -------------    ----------------    ---------------    --------------    -------------
  Lender 1...................................   Mortgages     $         25,024    $        25,024    $       30,073         N/A
  Lender 2...................................   Mortgages               42,034             42,034            43,141         N/A
                                                              ----------------    ---------------    --------------
                                                              $         67,058    $        67,058    $       73,214
                                                              ================    ===============    ==============

                                                                              AT DECEMBER 31, 1997
                                             ---------------------------------------------------------------------------------------
                                                                                     REVERSE
                                                TYPE OF          COMMITMENT         REPURCHASE          UNDERLYING       MATURITY
                                              COLLATERAL           Amount           LIABILITY           COLLATERAL         DATE
                                             -------------    ----------------    ---------------    --------------    -------------
  Lender 1...................................   Mortgages     $         76,209    $        76,209    $       76,385         N/A
  Lender 2...................................   Mortgages               72,098             72,098            72,098         N/A
                                                              ----------------    ---------------    --------------
                                                              $        148,307    $       148,307    $      148,483
                                                              ================    ===============    ==============

NOTE F--INCOME TAXES

  IFC's income taxes (benefit) are as follows:

                                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------------------
                                                                              1998                1997               1996
                                                                         ----------------    ----------------   ----------------
                                                                                                (IN THOUSANDS)
Current income taxes:
    Federal............................................................. $         (3,673)   $          4,064   $             82
    State...............................................................               --               1,346                 35
                                                                         ----------------    ----------------   ----------------
     Total current income taxes.........................................           (3,673)              5,410                117
                                                                         ----------------    ----------------   ----------------
  Deferred income taxes:
    Federal.............................................................           (3,533)                433                393
    State...............................................................           (1,532)                293                169
                                                                         ----------------    ----------------   ----------------
     Total deferred income taxes........................................           (5,065)                726                562
                                                                         ----------------    ----------------   ----------------
       Total income taxes (benefit)..................................... $         (8,738)   $          6,136   $            679
                                                                         ================    ================   ================

                 IMPAC FUNDING CORPORATION AND SUBSIDIARY

     The Company's effective income taxes (benefit) differ from the amount determined by applying the statutory Federal rate of 35%, 35%, and 34% for the years ended December 31, 1998, 1997, and 1996, respectively, is as follows:

                                                                                1998                1997               1996
                                                                        -----------------    ----------------   ----------------
                                                                                              (IN THOUSANDS)
   Income taxes (benefit) at Federal tax rate........................... $         (7,735)   $          4,942   $            541
   California franchise tax, net of Federal income tax (benefit)........           (1,011)              1,082                112
   Other................................................................                8                 112                 26
                                                                        -----------------    ----------------   ----------------
                                                                        $          (8,738)   $          6,136   $            679
                                                                        =================    ================   ================

  The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                                                              1998                1997
                                                                                        ----------------    ----------------
                                                                                                   (IN THOUSANDS)
Deferred tax assets:
-------------------
  Deferred revenue.....................................................................  $        4,364      $        3,654
  Future state tax benefit.............................................................              --                 614
  Forward commitments..................................................................             368                  --
  Depreciation.........................................................................              19                  --
  Salary accruals......................................................................             188                  --
  Other accruals.......................................................................             103                  --
  Loan mark-to-market..................................................................             331                  --
  Non-accrual loans....................................................................             685                  --
  Provision for repurchases............................................................             345               1,442
  Contribution carryover...............................................................              25                  --
  Minimum tax credit...................................................................             263                  --
  Net operating loss...................................................................           2,926                  --
                                                                                       ----------------    ----------------
      Total gross deferred tax assets...................................................          9,617               5,710
                                                                                       ----------------    ----------------

  Deferred tax liabilities:
  ------------------------
  Mortgage servicing rights............................................................           5,412               6,981
   Other...............................................................................             440                  29
                                                                                        ----------------    ----------------
     Net deferred tax (asset) liability................................................  $       (3,765)     $        1,300
                                                                                       ================    ================

  As of December 31, 1998, the Company has net operating loss carry-forwards for federal and state income tax purposes of $6.9 million and $17.3 million, respectively, which are available to offset future taxable income, if any, through 2001 and 2003, respectively. In addition, the Company has an alternative minimum tax credit carry-forward of approximately $263,000 which is available to reduce future federal regular income taxes, if any, over an indefinite period.

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

                 IMPAC FUNDING CORPORATION AND SUBSIDIARY

NOTE G--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair value amounts have been determined by IFC using available market information and appropriate valuation methodologies, however, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts IFC could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                         DECEMBER 31, 1998                DECEMBER 31, 1997
                                                                  -------------------------------    ----------------------------
                                                                     CARRYING         ESTIMATED       CARRYING        ESTIMATED
                                                                      AMOUNT          FAIR VALUE       AMOUNT         FAIR VALUE
                                                                  -------------       -----------    ----------       -----------
                                                                                             (IN THOUSANDS)
Assets
------
    Cash..........................................................  $       422        $     422       $    359      $        359
    Securities available-for-sale.................................        5,965            5,965          6,083             6,083
    Securities available-for-trading..............................        5,300            5,300             --                --
    Mortgage loans held-for-sale..................................      252,568          252,568        620,549           620,773
    Due from affiliates...........................................        9,152            9,152            969               969

LIABILITIES
-----------
    Borrowings from IWLG..........................................      192,900          192,900        454,840           454,840
    Other borrowings..............................................       67,058           67,058        148,307           148,307
    Due to affiliates.............................................       24,382           24,382          6,198             6,198
    Off balance-sheet loan commitments............................           --              895             --               883

  The fair value estimates as of December 31, 1998 and 1997 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.

  The following describes the methods and assumptions used by IFC in estimating fair values:

 Cash

  Fair value approximates carrying amounts as these instruments are demand deposits and do not present unanticipated interest rate or credit concerns.

 Securities Available-for-Sale and Securities Held-for-Trading

  To determine the value of the securities, the Company estimates future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

 Mortgage Loans Held-for-Sale

  Fair value of mortgage loans held-for-sale is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

 Borrowings from IWLG

  Fair value approximates carrying amounts because of the short-term maturity of the liabilities.

 Other Borrowings

  Fair value approximates carrying amounts because of the short-term maturity of the liabilities.

 Due From / To Affiliates

  Fair value approximates carrying amounts because of the short-term maturity of the liabilities and does not present unanticipated interest rate or credit concerns.

 Off Balance Sheet Loan Commitments

  Fair value of commitments, including hedging positions, is determined in the aggregate based on current investor yield requirements.

NOTE H--EMPLOYEE BENEFIT PLANS

 Profit Sharing and 401(k) Plan

  IFC does not have its own 401(k) or profit sharing plan. As such, employees of IFC participate in ICII's 401(k) plan. Under ICII's 401(k) plan, employees of the Company may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. An additional Company contribution may be made at the discretion of IFC. The Company recorded approximately $340,000, $204,000 and $160,000 for matching and discretionary contributions during 1998, 1997 and 1996, respectively.

NOTE I--RELATED PARTY TRANSACTIONS

 Related Party Cost Allocations

  IFC entered into a services agreement with ICII under which ICII provides various services to IFC, including data processing, human resource administration, general ledger accounts, check processing, remittance processing and payment of accounts payable. ICII charges fees for each of the services based upon usage. The charge to IFC for coverage is based upon a pro rata portion of costs ICII incurred for its various policies. Total allocation of expense for the years ended December 31, 1998, 1997 and 1996 was $178,000, $152,000, and $386,000, respectively. In December 1996, IFC began to provide these services on its own thereby reducing cost allocations from ICII. ICII continues to provide IFC with insurance coverage and self-insurance programs, including health insurance.

  During 1998, IMH and IWLG were allocated data processing, executive and operations management, and accounting services that IFC incurred during the normal course of business per the Company's Submanagement Agreement with RAI. IFC, through RAI, charged IMH and IWLG for management and operating services based upon usage which management believes was reasonable. Total cost allocations charged by IFC, through RAI, to IMH and IWLG for the year ended December 31, 1998 was $968,000. During 1997, prior to the Submanagement Agreement with RAI, IMH and IWLG were allocated data processing, executive and operations management, and accounting services that IFC incurred during the normal course of business. IFC charged IMH and IWLG for management and operating services based upon usage which management believes was reasonable. Total cost allocations charged by IFC to IMH and IWLG for the year ended December 31, 1997 were $385,000.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

  IMH has entered into a premises operating sublease agreement with ICII to rent approximately 33,000 square feet of office space in Santa Ana Heights, California, for a two-year term that expired in February 1999. IMH pays the monthly rental expense and allocates the cost to subsidiaries and affiliated companies on the basis of square footage occupied. The majority of occupancy charges incurred were allocated to IFC as most of the Company's employees are employed by the Conduit Operations. Total rental expense allocated to IFC for the years ended December 31, 1998, 1997 and 1996 was $1.3 million, $385,000, and $179,000, respectively.

 Credit Arrangements

  IFC maintains a warehouse financing facility with IWLG. Advances under such warehouse facilities bear interest at Bank of America's prime rate. As of December 31, 1998 and 1997, amounts outstanding on IFC's warehouse line with IWLG were $192.9 million and $454.8 million, respectively. Interest expense recorded by IFC related to warehouse lines with IWLG for the years ended December 31, 1998, 1997 and 1996 was $32.7 million, $33.4 million and $31.8 million, respectively.

  On November 9, 1998, IFC borrowed $5.0 million from ICH on a demand note secured by mortgage servicing rights of $1.1 billion at an interest rate of 10% per annum. This rate was adjusted to 15% on December 15, 1998. On December 22, 1998, this note was paid in full. Interest expense recorded by IFC for 1998 was $66,000.

  During 1997, IFC had a credit arrangement with ICH whereby ICH would advance to IFC up to a maximum amount of $15.0 million. Advances under the credit arrangement were at an interest rate and maturity to be determined at the time of each advance with interest and principal paid monthly. The revolving credit arrangement expired in December 1997. Interest expense recorded by IFC for 1997 was $66,000.

  During the normal course of business, IFC may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due from affiliates", while borrowings are reflected as "Due to affiliates" on IFC's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. Interest income recorded by IFC related to short-term advances due from affiliates for the years ended December 31, 1998, 1997 and 1996 was $1.7 million, $500,000 and none, respectively. Interest expense recorded by IFC related to short-term advances due to affiliates for the years ended December 31, 1998, 1997 and 1996 was $2.0 million, $688,000 and none, respectively.

 Purchase of Mortgage Loans

  During the year ended December 31, 1998, IFC purchased from IMH mortgage loans having a principal balance of $170.4 million including premiums of $7.7 million.

 Purchase of Mortgage Loans from Walsh Securities

  During the year ended December 31, 1998, IFC acquired $4.2 million from WSI, an affiliate of the Company. James Walsh, Executive Vice President of WSI, is a Director of the Company. Until July 1999, IFC has the option to purchase a division of WSI.

 Sale of Mortgage Loans

  During the years ended December 31, 1998 and 1997, IFC sold to IMH mortgage loans having a principal balance of $842.9 million and $839.5 million, respectively, including premiums of $23.9 million and $37.5 million, respectively. Servicing rights on all mortgages purchased by IMH were retained by IFC.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

 Sale of Mortgage-Backed Securities

  During the years ended December 31, 1998 and 1997, IFC sold $60.6 million and $15.0 million, respectively, of mortgage-backed securities to IMH for $56.1 million and $12.6 million, respectively, net of discounts of $4.5 million and $2.4 million, respectively. IFC issued the mortgage-backed securities during 1998 and 1997 in connection with its REMIC securitizations.

 Submanagement Agreement

  In 1997, IFC entered into a submanagement agreement with RAI under which IMH and IFC provide various services to ICH as RAI deems necessary, including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable, plus a 15% service charge. RAI charges ICH for these services based upon usage. Total cost allocations RAI charged to ICH for the year ended December 31, 1998 and 1997 were $521,000 and $525,000, respectively.

 Sub-Servicing Agreements

  Prior to July 1996, ICII provided sub-servicing to IFC for a sub-servicing fee of approximately $7.50 per loan per month, which management believes to be a market rate. The sub-servicing fee offsets "Loan Servicing Income" in the accompanying statements of operations of IFC and amounted to $335,000 for the year ended December 31, 1996. IFC acts as a servicer of mortgage loans acquired on a "servicing-released" basis by the Company in its Long-Term Investment Operations pursuant to the terms of a Servicing Agreement, which became effective on November 20, 1995.

 Non-Compete Agreement and Right of First Refusal Agreement

  Pursuant to the Non-Compete Agreement executed on the date of the ICH initial public offering, IFC will not acquire any commercial mortgages for a period of the earlier of nine months from the closing of the ICH initial public offering or the date upon which ICH and/or ICCC accumulates (for investment or sale) $300.0 million of commercial mortgages or commercial mortgage-backed securities. This agreement expired in March 1998.

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

NOTE J--COMMITMENTS AND CONTINGENCIES

 Loan Servicing

  Properties securing mortgage loans in IFC's servicing portfolio are primarily located in California. As of December 31, 1998 and 1997, 40% and 40%, respectively, of mortgage loans in IFC's servicing portfolio were located in California. As of December 31, 1998 and 1997, IFC was servicing loans totaling approximately $3.7 billion and $3.0 billion, respectively, of which $3.5 billion and $2.2 billion, respectively, were serviced for others. The Company has sold $944.9 million of loans scheduled to be servicing released in February and March of 1999. As of December 31, 1998 and 1997, IFC is the master servicer for $1.5 billion and $1.5 billion, respectively of loans collateralizing fixed rate REMIC securities and $1.1 billion and $738.5 million, respectively, of loans collateralizing CMOs. Related fiduciary funds are held in trust for investors in non-interest bearing accounts. These funds are segregated in special bank accounts and are held as deposits at Southern Pacific Bank.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

 Master Commitments

  IFC establishes mortgage loan purchase commitments (Master Commitments) with sellers that, subject to certain conditions, entitle the seller to sell and obligate IFC to purchase a specified dollar amount of non-conforming mortgage loans over a period generally ranging from six months to one year. The terms of each Master Commitment specify whether a seller may sell loans to IFC on a mandatory, best efforts or optional basis. Master commitments generally do not obligate IFC to purchase loans at a specific price, but rather provide the seller with a future outlet for the sale of its originated loans based on IFC's quoted prices at the time of purchase. As of December 31, 1998 and 1997, IFC had outstanding short term Master Commitments with 54 and 77 sellers to purchase mortgage loans in the aggregate principal amount of $1.5 billion and $1.3 billion, respectively, over periods ranging from six months to one year, of which $522.3 million and $714.6 million, respectively, had been purchased or committed to be purchased pursuant to rate locks. These rate-locks were made pursuant to Master Commitments, bulk rate-locks and other negotiated rate-locks. There is no exposure to credit loss in this type of commitment until the loans are funded, and interest rate risk associated with the short-term commitments is mitigated by the use of forward contracts to sell loans to investors.

  Following the issuance of a specific rate-lock, IFC is subject to the risk of interest rate fluctuations and enters into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgage loans or mortgage-backed securities, interest rate caps, floors and swaps, mandatory forward sales, mandatory or optional sales of futures, and other financial futures transactions. The nature and quantity of hedging transactions are determined by the management of IFC based on various factors, including market conditions and the expected volume of mortgage loan purchases. Deferred hedging gains and losses are presented on IFC's balance sheet in other assets. These deferred amounts are recognized upon the sale or securitization of the related mortgage loans. Deferred hedging gains and losses are presented on IFC's balance sheet in mortgage loans held-for-sale. As of December 31, 1998 and 1997, IFC had $263,000 and $5.1 million of deferred hedging losses included in mortgage loans held-for-sale.

 Forward Contracts

  IFC sells mortgage-backed securities through forward delivery contracts with major dealers in such securities. At December 31, 1998 and 1997, IFC had $46.0 million and $242.0 million, respectively, in outstanding commitments to sell mortgage loans through mortgage-backed securities. These commitments allow IFC to enter into mandatory commitments when IFC notifies the investor of its intent to exercise a portion of the forward delivery contracts. IFC was not obligated under mandatory commitments to deliver loans to such investors at December 31, 1998 and 1997. The credit risk of forward contracts relates to the counterparties' ability to perform under the contract. IFC evaluates counterparties based on their ability to perform prior to entering into any agreements.

 Future Contracts

  IFC sells future contracts against five and ten-year Treasury notes with major dealers in such securities. At December 31, 1998 and 1997, IFC had none and $118.7 million, respectively, in outstanding commitments to sell Treasury notes which expire within 90 days.

 Options

  In order to protect against changes in the value of mortgage loans held for sale, IFC may sell call or buy put options on U.S. Treasury bonds and mortgage-backed securities. IFC generally sells call or buys put options to hedge against adverse movements of interest rates affecting the value of its mortgage loans held for sale. The risk in writing a call option is that IFC gives up the opportunity for profit if the market price of the mortgage loans increases and the option is exercised. IFC also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium IFC paid for the put option. IFC had written option contracts with an outstanding principal balance of $25.0 million and $20.0 million at December

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

31, 1998 and 1997, respectively. IFC received approximately $134,000 and $66,000 in premiums on these options at December 31, 1998 and 1997, respectively.

 Sales of Loans and Servicing Rights

  In the ordinary course of business, IFC is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, IFC is required to repurchase mortgage loans if there has been a breach of representations or warranties. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect. At December 31, 1998 and 1997, included in other liabilities are $838,000 and $3.2 million, respectively, in allowances for repurchases related to possible off-balance sheet recourse and repurchase agreement provisions.

NOTE K--QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data for 1998 follows (in thousands):

                                                                                 FOR THE THREE MONTHS ENDED,
                                                                 -----------------------------------------------------------
                                                                 DECEMBER 31,     SEPTEMBER 30,      JUNE 30,      MARCH 31,
                                                                 ------------     -------------     ----------     ---------
Net interest income (1).......................................   $      1,031     $       1,387     $    1,333     $   4,016
Non-interest income (1).......................................         (8,469)           (9,103)         6,973         4,916
Non-interest expense (1)......................................          2,627               224          6,491         6,755
Net earnings (loss)...........................................        (10,065)           (7,940)         1,815         2,177

  Selected quarterly financial data for 1997 follows (in thousands):

                                                                                 FOR THE THREE MONTHS ENDED,
                                                                 -----------------------------------------------------------
                                                                 DECEMBER 31,     SEPTEMBER 30,      JUNE 30,      MARCH 31,
                                                                 ------------     -------------     ----------     ---------
Net interest income (1).......................................          2,924     $       2,338     $      (70)    $   1,200
Non-interest income (1).......................................          6,267             6,571           6,768        4,560
Non-interest expense (1)......................................          6,984             6,456           4,525        4,193
Net earnings..................................................          2,207             2,453           2,173        1,567

(1)  Conforms to current year presentation.