Form 10-Q
period 1999-03-30
IMPAC MORTGAGE HOLDINGS INC
filed 1999-05-17
CIK 1000298

                               United States
                     Securities and Exchange Commission
                          Washington, D.C. 20549

                                       Form 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended March 31, 1999

                                             OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from _______________ to ______________


                            Commission File Number: 0-19861

                               Impac Mortgage Holdings, Inc.
                 (Exact name of registrant as specified in its charter)

                  Maryland                                    33-0675505
       (State or other jurisdiction of                      (I.R.S. Employer
          incorporation or organization)                    Identification No.)

                  1401 Dove Street
                  Newport Beach, CA                                   92660
        (Address of Principal Executive Offices)                    (Zip Code)

         Registrant's telephone number, including area code: (949) 475-3600

         Securities  registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
              Title of each class                    which registered
------------------------------------------ -------------------------------------
          Common Stock $0.01 par value            American Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     On May 12, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $122.2 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of May 12, 1999 was 22,725,770.

                    Documents incorporated by reference: None







                               IMPAC MORTGAGE HOLDINGS, INC.

                              1999 FORM 10-Q QUARTERLY REPORT

                                    TABLE OF CONTENTS



                                                PART I. FINANCIAL INFORMATION

  Item 1.  CONSOLIDATED FINANCIAL STATEMENTS - IMPAC MORTGAGE HOLDINGS, INC.                                       Page #
           AND SUBSIDIARIES

           Consolidated Balance Sheets, March 31, 1999 and December 31, 1998                                          3

           Consolidated Statements of Operations and Comprehensive Earnings,
           For the Three Months Ended March 31, 1999 and 1998                                                         4

           Consolidated Statements of Cash Flows, For the Three Months Ended March 31, 1999 and 1998                  5

           Notes to Consolidated Financial Statements                                                                 6

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                                                                     13

  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                24


                                                  PART II. OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS                                                                                         25

  Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 25

  Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                                           25

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       25

  Item 5.  OTHER INFORMATION                                                                                         25

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                          25

           SIGNATURES                                                                                                26


                               PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                    IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                     (dollars in thousands, except per share data)


                                                                                  March 31, 1999    December 31, 1998
                                                                                  ----------------  -------------------

                                     ASSETS
Cash and cash equivalents........................................................ $       15,574    $          33,876
Investment securities available-for-sale.........................................        104,373               93,486
Loan Receivables:
   CMO collateral................................................................      1,217,289            1,161,220
   Finance receivables...........................................................        200,191              311,571
   Mortgage loans held-for-investment............................................         53,030               20,627
   Allowance for loan losses.....................................................         (5,970)              (6,959)
                                                                                  ----------------  -------------------
        Net loan receivables.....................................................      1,464,540            1,486,459

Investment in Impac Funding Corporation..........................................         14,336               13,246
Other real estate owned..........................................................         10,559                8,456
Accrued interest receivable......................................................         10,521               10,039
Due from affiliates..............................................................         10,142               17,904
Other assets.....................................................................          1,982                2,038
                                                                                  ----------------  -------------------
     Total assets................................................................ $    1,632,027    $       1,665,504
                                                                                  ================  ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CMO borrowings................................................................... $    1,112,376    $       1,072,316
Reverse repurchase agreements....................................................        255,047              323,625
Senior subordinated debentures...................................................          6,448                  --
Due to affiliates................................................................          4,752                2,670
Accrued dividends payable........................................................          3,156               12,129
Other liabilities................................................................          2,500                3,158
                                                                                  ----------------  -------------------
     Total liabilities...........................................................      1,384,279            1,413,898
                                                                                  ----------------  -------------------

Stockholders' Equity:
Preferred stock; $.01 par value; 6,300,000 shares authorized; none issued or
   outstanding at March 31, 1999 and at December 31, 1998, respectively..........             --                  --
Series A junior participating preferred stock, $.01 par value; 2,500,000 shares authorized; none issued and outstanding at March 31, 1999 and December 31,
1998, respectively...............................................................             --                  --
Series B 10.5% cumulative convertible preferred stock, $.01 par value;
liquidation
   value $30,000; 1,200,000 shares authorized; 1,200,000 issued and outstanding
   at March 31, 1999 and December 31, 1998, respectively.........................             12                   12
Common stock; $.01 par value; 50,000,000 shares authorized; 22,725,567 and
   24,557,657 shares issued and outstanding at March 31, 1999 and at
   December 31, 1998, respectively...............................................            227                  246
Additional paid-in capital.......................................................        333,388              342,945
Accumulated other comprehensive earnings (loss)..................................            930               (1,736)
Notes receivable from common stock sales.........................................           (905)                (918)
Accumulated deficit:
   Cumulative dividends declared.................................................        (82,332)             (79,176)
   Accumulated deficit...........................................................         (3,572)              (9,767)
                                                                                  ----------------  -------------------
      Net accumulated deficit....................................................        (85,904)             (88,943)
                                                                                  ----------------  -------------------
        Total stockholders' equity...............................................        247,748              251,606
                                                                                  ----------------  -------------------
        Total liabilities and stockholders'equity................................ $    1,632,027    $       1,665,504
                                                                                  ================  ===================



                    See accompanying notes to consolidated financial statements.



                                            IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      AND COMPREHENSIVE EARNINGS

                                                 (in thousands, except per share data)

                                                                                            For the Three Months
                                                                                              Ended March 31,
                                                                                      ---------------------------------
                                                                                           1999              1998
                                                                                      ----------------  ---------------

INTEREST INCOME:
   Mortgage assets................................................................... $       29,687    $      37,861
   Other interest income.............................................................            712              708
                                                                                      ----------------  ---------------
     Total interest income...........................................................         30,399           38,569

INTEREST EXPENSE:
   CMO borrowings....................................................................         17,081           16,029
   Reverse repurchase agreements.....................................................          4,827           12,044
   Senior subordinated debentures....................................................              7               --
   Other borrowings..................................................................            238              728
                                                                                      ----------------  ---------------
     Total interest expense..........................................................         22,153           28,803

   Net interest income...............................................................          8,246            9,766
     Provision for loan losses.......................................................          1,499            1,904
                                                                                      ----------------  ---------------
   Net interest income after provision for loan losses...............................          6,747            7,862
                                                                                      ----------------  ---------------

NON-INTEREST INCOME:
   Equity in net earnings of Impac Funding Corporation...............................          1,090            2,156
   Equity in net earnings of Impac Commercial Holdings, Inc..........................             --              378
   Servicing fees....................................................................            466              314
   Other income......................................................................            154              514
                                                                                      ----------------  ---------------
     Total non-interest income.......................................................          1,710            3,362
                                                                                      ----------------  ---------------

NON-INTEREST EXPENSE:
   Professional services.............................................................            811              343
   (Gain) loss on sale of other real estate owned....................................            551             (692)
   Write-down on investment securities available-for-sale............................            422               --
   General and administrative and other expense......................................            359              361
   Personnel expense.................................................................            119              108
                                                                                      ----------------  ---------------
     Total non-interest expense......................................................          2,262              120
                                                                                      ----------------  ---------------

     Net earnings....................................................................          6,195           11,104
   Less: Cash dividends on Series B 10.5% cumulative convertible preferred stock.....           (888)              --
                                                                                      ----------------  ---------------
     Net earnings available to common stockholders...................................          5,307           11,104

Other comprehensive earnings:
     Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period.........................          2,715              (15)
     Reclassification of realized gain (losses)  included in earnings................            (49)              --
                                                                                      ----------------  ---------------
        Net unrealized gains (losses) arising during period..........................          2,666              (15)
                                                                                      ----------------  ---------------
     Comprehensive earnings.......................................................... $        4,501    $      11,089
                                                                                      ================  ===============

     Net earnings per share--basic................................................... $         0.22    $        0.48
     Net earnings per share--diluted................................................. $         0.20    $        0.48

          See accompanying notes to consolidated financial statements.


                                     IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (in thousands)
                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                         --------------------------------
                                                                                              1999             1998
                                                                                         ----------------  --------------

Cash flows from operating activities:
  Net earnings...........................................................................$        6,195    $     11,104
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Equity in net earnings of Impac Funding Corporation.................................        (1,090)         (2,156)
     Equity in net earnings of Impac Commercial Holdings, Inc............................            --            (378)
     Provision for loan losses...........................................................         1,499           1,904
     Depreciation and amortization.......................................................            --              54
     Loss (gain) on sale of other real estate owned......................................           551            (692)
     Write-down of investment securities available-for-sale..............................           422              --
     Net change in accrued interest receivable...........................................          (482)          1,098
     Net change in other assets and liabilities..........................................         9,079          17,718
                                                                                         ----------------  --------------
       Net cash provided by operating activities.........................................        16,174          28,652
                                                                                         ----------------  --------------
Cash flows from investing activities:
  Net change in CMO collateral...........................................................       (56,377)       (546,076)
  Net change in finance receivables......................................................       111,219         223,092
  Net change in mortgage loans held-for-investment.......................................       (38,632)        100,156
  Proceeds from sale of other real estate owned, net.....................................         1,556           3,058
  Purchase of investment securities available-for-sale...................................        (9,084)        (24,094)
  Net principal reductions on investment securities available-for-sale...................           441           1,236
  Purchase of premises and equipment.....................................................            --             (70)
                                                                                         ----------------  --------------
       Net cash provided by (used in) investing activities...............................         9,123        (243,390)
                                                                                         ----------------  --------------
Cash flows from financing activities:
  Net change in reverse repurchase agreements............................................       (68,578)       (290,596)
  Proceeds from CMO borrowings...........................................................       186,140         582,195
  Repayments of CMO borrowings...........................................................      (146,080)        (78,468)
  Dividends paid.........................................................................       (12,129)        (10,371)
  Proceeds from exercise of stock options................................................            --              80
  Repurchase of common stock.............................................................        (3,874)             --
  Proceeds from dividend reinvestment  and stock purchase plan...........................           909          16,803
  Advances to purchase common stock, net of principal reductions.........................            13              84
                                                                                         ----------------  --------------
       Net cash provided by (used in) financing activities...............................       (43,599)        219,727
                                                                                         ----------------  --------------

Net change in cash and cash equivalents..................................................       (18,302)          5,681
Cash and cash equivalents at beginning of period.........................................        33,876          16,214
                                                                                         ================  ==============
Cash and cash equivalents at end of period...............................................$       15,574    $     21,895
                                                                                         ================  ==============

Supplementary information:
  Interest paid..........................................................................$       22,787    $     30,291

Non-cash transactions:
  Exchange of common stock for 11% senior subordinated debentures........................$        6,448    $         --
  Dividends declared and unpaid..........................................................         3,156          11,332
  Increase in accumulated other comprehensive earnings (loss)............................         2,166             (15)
  Loans transferred to other real estate owned...........................................         4,210           1,853

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

      1. Basis of Financial Statement Presentation

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The operations of IMH have been presented in the consolidated financial statements for the three months ended March 31, 1999 and 1998 and include the financial results of IMH's equity interest in net earnings of IFC, IMH's equity interest in net earnings of Impac Commercial Holdings, Inc.
      (ICH) and results of operations of IMH, IMH Assets, IWLG and Dove only as stand-alone entities. Equity interest in net earnings of Impac Commercial Holdings, Inc. and financial results for Dove are for 1998 only.

         The results of operations of IFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations of the Company as "Equity in net earnings of Impac Funding Corporation." The results of operations of ICH, of which 9.8% of ICH's common stock was owned by IMH prior to the sale of ICH common stock on October 21, 1998, are included in the results of operations of IMH as "Equity in net earnings of Impac Commercial Holdings, Inc."

      2. Organization

         The Company is a mortgage loan finance company which, together with its subsidiaries and related companies, primarily operates three businesses:
      (1) the Long-Term Investment Operations,  (2) the Conduit Operations,  and
      (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Conduit Operations purchases and sells or securitizes primarily non-conforming mortgage loans. The Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. IMH is organized as a real estate investment trust (REIT) for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level, provided that the Company distributes 95% of its taxable income to common stockholders.

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

         Conduit Operations. The Conduit Operations, conducted by IFC, purchases primarily non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of third party correspondents and other sellers, IFC subsequently securitizes or sells such loans to permanent investors, including the Long-Term Investment Operations. IMH owns 99% of the economic interest in IFC, while Joseph R. Tomkinson, Chairman and Chief Executive Officer, William S. Ashmore, President and Chief Operating Officer, and Richard J. Johnson, Executive Vice President and Chief Financial Officer, are the holders of all the outstanding voting stock of, and 1% of the economic interest in, IFC.

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

      3. Summary of Significant Accounting Policies

      Method of Accounting

         The consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements  and the reported  amounts of revenues  and expenses  during the
     reporting   period.   Actual  results  may  differ  materially  from  those
     estimates.

      Reclassifications

         Certain amounts in the consolidated financial statements as of and for the three months ended March 31, 1998 have been reclassified to conform to the 1999 presentation.

      New Accounting Statements

         In October 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-sale by a Mortgage Banking Enterprise" (SFAS 134). SFAS 134 is an amendment to SFAS No. 65, which required that after the securitization of a mortgage loan held-for-sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS 134 further amends SFAS No. 65 and requires that after the securitization of mortgage loans held-for-sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or to hold those investments. SFAS 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by non-mortgage banking enterprises. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company adopted SFAS 134 and determined it did not have a material impact on the Company's financial position or results of operations.

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

      4. Net Earnings per Share

         Basic earnings per share is computed on the basis of the weighted average number of shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding for the period.

         The following table represents the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 (in thousands, except per share data):


                                                                                                 For the Three Months
                                                                                                   Ended March 31,
                                                                                             -----------------------------

                                                                                                 1999           1998
                                                                                             -------------- --------------

      Numerator:
         Numerator for basic earnings per share--
           Net earnings                                                                      $      6,195   $     11,104
           Less: Dividends paid to preferred stockholders                                            (888)            --
                                                                                             ============== ==============
              Net earnings available to common stockholders                                  $      5,307   $     11,104
                                                                                             ============== ==============

      Denominator:
         Denominator for basic earnings per share--
           Weighted average number of common shares
              outstanding during the period                                                        24,366         22,940
              Impact of assumed conversion of convertible preferred stock                           6,061             --
           Net effect of dilutive stock options                                                        26            197
                                                                                             -------------- --------------

              Weighted average common and common equivalent shares                                 30,453         23,137
                                                                                             ============== ==============

           Net earnings per share--basic                                                     $       0.22   $       0.48
                                                                                             ============== ==============

           Net earnings per share--diluted                                                   $       0.20   $       0.48
                                                                                             ============== ==============

      5. Mortgage Assets

         Mortgage Assets consist of investment securities available-for-sale, mortgage loans held-for-investment, CMO collateral, finance receivables and loans held-for-sale. At March 31, 1999 and December 31, 1998, Mortgage Assets consisted of the following (in thousands):

                                                                                         March 31,         December 31,
                                                                                           1999                1998
                                                                                      ----------------    ----------------
      Investment securities available-for-sale:
               Subordinated securities collateralized by mortgages                    $       92,642      $       89,825
               Subordinated securities collateralized by other loans                          10,801               5,397
               Net unrealized gains (losses)                                                     930              (1,736)
                                                                                      ----------------    ----------------
                    Carrying value                                                           104,373              93,486
                                                                                      ----------------    ----------------
      Loan Receivables:
      CMO collateral--
               CMO collateral, unpaid principal balance                                    1,165,057           1,109,577
               Unamortized net premiums on loans                                              39,028              39,369
               Securitization expenses                                                        13,204              12,274
                                                                                      ----------------    ----------------
                    Carrying value                                                         1,217,289           1,161,220
      Finance receivables--
               Due from affiliates                                                           138,936             198,104
               Due from other mortgage banking companies                                      61,255             113,467
                                                                                      ----------------     ----------------
                    Carrying value                                                           200,191             311,571
      Mortgage loans held-for-investment--
               Mortgage loans held-for-investment, unpaid principal balance                   52,362              20,145
               Unamortized net premiums on loans                                                 668                 482
                                                                                      ----------------     ----------------
                    Carrying value                                                            53,030              20,627

                    Carrying value of Gross Loan Receivables                               1,470,510           1,493,418

      Allowance for loan losses                                                               (5,970)             (6,959)
                                                                                      ----------------    ----------------
                    Carrying value of Net Loan Receivables                                 1,464,540           1,486,459
                                                                                      ----------------    ----------------
                     Total carrying value of Mortgage Assets                          $    1,568,913      $    1,579,945
                                                                                      ================    ================



      6. Segment Reporting

         The Company's basis for its segments is to divide the entities into (a) the segments that derive income from long-term assets, (b) the segments that derive income by providing financing, and (c) the segment that derives income from the purchase and sale of mortgage loans.

         The Company  internally  reviews and  analyzes its entities as follows:
      (1) the Long-Term Investment Operations, conducted by IMH and IMH Assets, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and in second mortgage loans, (2) the Warehouse Lending Operations provides warehouse and repurchase financing to affiliated companies and to approved mortgage banks, most of which are correspondents of IFC, to finance mortgage loans, and (3) the Conduit Operations, conducted by IFC, purchases non-conforming mortgage loans and second mortgage loans from its network of third party correspondents and other sellers (a).


         The following table separates the Company's  reporting  segments as of March 31, 1999 and for the three months ended March 31, 1999 (in thousands):



                                        Long-Term       Warehouse
                                        Investment       Lending                  Intercompany
                                        Operations     Operations     Other (b)  Elimination (c)    Consolidated
                                      --------------   ----------    ----------  ---------------    -------------
   Balance Sheet Items:

       CMO collateral                 $  1,217,289     $       --    $     --    $         --       $  1,217,289
       Total assets                      1,487,795        273,699       5,442        (134,909)         1,632,027
       Total stockholders' equity          291,567         40,486         658         (84,963)           247,748

   Income Statement Items:

       Interest income                $     24,879     $    6,343    $     17    $       (840)      $     30,399
       Interest expense                     18,493          4,496           4            (840)            22,153
       Equity in IFC                            --             --          --           1,090              1,090
       Net earnings                          2,105          1,741          43           2,306              6,195

         The following table separates the Company's  reporting  segments as of March 31, 1998 and for the three months ended March 31, 1998 (in thousands):


                                        Long-Term       Warehouse
                                        Investment       Lending                  Intercompany
                                        Operations     Operations     Other (b)  Elimination (c)    Consolidated
                                      --------------   ----------    ----------  ---------------    -------------

   Balance Sheet Items:

       CMO collateral                 $   1,339,116    $       --    $     --    $         --       $  1,339,116
       Total assets                       1,726,985       493,322       6,559        (221,642)         2,005,224
       Total stockholders' equity           265,546        28,072       3,877         (51,741)           245,754

   Income Statement Items:

       Interest income                $      28,934    $   16,723    $     53    $     (7,141)      $     38,569
       Interest expense                      23,626        12,257          61          (7,141)            28,803
       Depreciation and amortization              4            --          50              --                 54
       Equity in IFC                             --            --          --           2,156              2,156
       Net earnings (loss)                    4,197         4,385         (12)          2,534             11,104

      (a) The Conduit Operations is accounted for using the equity method and is an unconsolidated subsidiary of the Company.

      (b) Primarily includes the operations of Dove, of which the Company owned a 50% interest until the Company sold its interest to ICH in 1998, and account reclassifications.

      (c) Elimination of intercompany balance sheet and income statement items.

      7. Investment in Impac Funding Corporation

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

         The following is financial information for IFC for the periods presented (in thousands):



                                                               BALANCE SHEETS

                                                                                         March 31,       December 31,
                                                                                            1999             1998

                                                                                       ---------------   --------------
                                           ASSETS
      Cash                                                                             $       9,533     $        422
      Investment securities available-for-sale                                                   635            5,965
      Investment securities available-for-trading                                                 --            5,300
      Mortgage loans held-for-sale                                                           114,210          252,568
      Mortgage servicing rights                                                               10,111           14,062
      Due from affiliates                                                                      7,596            9,152
      Premises and equipment, net                                                              2,066            1,978
      Accrued interest receivable                                                                829            1,896
      Other assets                                                                            13,565           22,529
                                                                                       ---------------   --------------
                                                                                       $     158,545     $    313,872
                                                                                       ==============    ===============
                            LIABILITIES AND SHAREHOLDERS' EQUITY
      Borrowings from IWLG                                                             $     109,323     $    192,900
      Other borrowings                                                                           649           67,058
      Due to affiliates                                                                       17,542           24,382
      Deferred revenue                                                                        11,089           10,605
      Other liabilities                                                                        5,356            6,064
                                                                                       ---------------   --------------
              Total liabilities                                                              143,959          301,009
                                                                                       ---------------   --------------
      Shareholders' Equity:
      Preferred stock                                                                         18,053           18,053
      Common stock                                                                               182              182
      Retained earnings                                                                       (3,751)          (4,852)
      Accumulated other comprehensive earnings (loss)                                            102             (520)
                                                                                       ---------------   --------------
             Total shareholders' equity                                                       14,586           12,863
                                                                                       ---------------   --------------
                 Total liabilities and shareholders' equity                            $     158,545     $    313,872
                                                                                       ===============   ==============

                                                       STATEMENTS OF OPERATIONS

                                                                                            For the Three Months
                                                                                               Ended March 31,
                                                                                       --------------------------------
                                                                                            1999             1998
                                                                                       ---------------   --------------

      Interest income                                                                  $        4,833    $      14,799
      Interest expense                                                                          4,746           10,783
                                                                                       ---------------   --------------
         Net interest income                                                                       87            4,016
                                                                                       ---------------   --------------

      Gain on sale of loans                                                                     5,007            3,719
      Loan servicing income                                                                     2,141            1,001
      Other non-interest income                                                                   339              196
                                                                                       ---------------   --------------
           Total non-interest income                                                            7,487            4,916
                                                                                       ---------------   --------------

      Personnel expense                                                                         1,790            2,560
      Amortization of mortgage servicing rights                                                 1,427            1,392
      General and administrative and other expense                                              1,196            1,042
      Loss on sale of mortgage servicing rights                                                   567               --
      Write-down on securities available-for-sale                                                 559               --
      Provision for repurchases                                                                    20              170
                                                                                       ---------------   --------------
           Total non-interest expense                                                           5,559            5,164
                                                                                       ---------------   --------------
          Earnings before income taxes                                                          2,015            3,768
      Income taxes                                                                                914            1,591
                                                                                       ---------------   --------------
          Net earnings                                                                 $        1,101    $       2,177
                                                                                       ===============   ==============

      8.  Investment in Impac Commercial Holdings, Inc.

         Subsequent to ICH's initial public offering on August 4, 1997, the Company was entitled to 17.4% of the earnings or losses of ICH through its ownership of 1,394,000 shares, or 9.8%, of the combined ICH voting Common Stock and ICH non-voting Class A Common Stock. The Company recorded its investment in ICH using the equity method. Under this method, original investments were recorded at cost and adjusted by the Company's share of earnings or losses. On October 21, 1998, ICH repurchased from IMH 937,084 shares of Common Stock and 456,916 shares of Class A Common Stock at a price of $4.375 per share for a total repurchase of $6.1 million, representing a loss to IMH of $9.1 million. The Company had no investment in ICH at March 31, 1999 or December 31, 1998.

      9. Stockholders' Equity

         During the three months ended March 31, 1999, the Company raised capital of $909,000 from the sale of 209,426 shares of Common Stock issued through its Dividend Reinvestment and Stock Purchase Plan (DRSPP). The Company repurchased 684,100 shares of Common Stock for $3.9 million. The Company exchanged 1,357,416 shares of its Common Stock, at an average price of $5.70 per share, for 11% senior subordinated debentures due to mature on February 15, 2004.

         On March 31, 1999, the Company declared a first quarter dividend of $2.3 million, or $0.10 per share. This dividend was paid on April 23, 1999 to common stockholders of record on April 9, 1999.

         On March 23, 1999, the Company declared a first quarter dividend of $888,000 to Series B preferred stockholders. This dividend was paid on April 27, 1999.

      10. Subsequent Events

         On May 5, 1999, ICH executed a stock purchase agreement pursuant to which it issued to Fortress Partners LP ("Fortress") $12.0 million of Series B Convertible Preferred Stock of ICH. In addition, FIC Management Inc. ("FIC"), an affiliate of Fortress, entered into a definitive agreement with RAI Advisors, LLC ("RAI") for the assignment of RAI's rights and interests in the Management Agreement with ICH. In connection with these transactions, the submanagement agreement among RAI, IMH and IFC was terminated and a new submanagement agreement was entered into among FIC, IMH and IFC and the Right of First Refusal Agreement among RAI, ICH, ICCC, IMH and IFC was terminated. Under the new submanagement agreement, IMH and IFC will provide various services including accounting, data processing and secondary marketing to ICH as Fortress deems necessary for an annual fee of $250,000.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

         Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "should," "anticipate," "estimate," or "believe" or the negatives thereof or other variations thereon or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause a difference to occur include the success of the Company's new divisions, any delays with respect to the acquisition of the thrift and loan, increased costs and delays related to Year 2000 compliance, the availability of suitable opportunities for the acquisition, ownership and disposition of Mortgage Assets (which depend on the type of Mortgage Asset involved) and yields available from time to time on such Mortgage Assets, interest rates, changes in estimates of book basis and tax basis earnings, the availability of suitable financing and investments, and trends in the economy which affect confidence and demand on the Company's portfolio of Mortgage Assets.


      SIGNIFICANT TRANSACTIONS

      Exchange Offering

         The Company exchanged 1,357,416 shares of its Common Stock, at an average price of $5.70 per share, for 11% senior subordinated debentures due to mature on February 15, 2004. The debentures are unsecured obligations of the Company subordinated to all indebtedness of the Company's subsidiaries. The debentures will bear interest at 11% per annum from their date of issuance, payable quarterly, commencing May 15, 1999, until the debentures are paid in full. The debentures mature on February 15, 2004, which date may be extended once by the Company to a date not later than May 15, 2004, provided that the Company satisfies certain conditions. Commencing on February 15, 2001, the debentures are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date.

      Collateralized Mortgage Obligations ("CMO")

         The Company completed its first CMO since June of 1998. The CMO was issued in February of 1999 for $186.1 million and was collateralized by
      $124.0 million of adjustable-rate mortgages and $77.8 million of residential loans secured by second trust deeds.

      Definitive Agreement to Acquire a California Thrift and Loan

         During the first quarter of 1999, the Company entered into a definitive agreement to acquire a California thrift and loan. The Company currently does not anticipate any significant regulatory impediments during the application process. The thrift and loan will be headquartered at the Company's new location in Newport Beach, California, where the Company consolidated its business operations during the first quarter of 1999.

      New Divisions at IFC

         During the first quarter of 1999, IFC introduced two new divisions. The new divisions are focused on getting closer to the borrower through a retail based portfolio retention program, along with interacting directly with the mortgage broker community.

      BUSINESS OPERATIONS

         Long-Term Investment Operations: During the first quarter of 1999, the Long-Term Investment Operations, conducted by IMH and IMH Assets, acquired $202.0 million of mortgages from IFC as compared to $677.7 million acquired during the same period in 1998. Mortgages purchased by the Long-Term Investment Operations during the first quarter of 1999 consisted of $343,000 of fixed-rate mortgages ("FRMs") and $122.3 million of adjustable-rate mortgages ("ARMs") secured by first liens on residential property and $79.4 million of fixed-rate second trust deeds secured by residential property. During the first quarter of 1999, IMH Assets issued CMOs totaling $186.1 million as compared to CMOs totaling $583.0 million during the same period in 1998. As of March 31, 1999, the Long-Term Investment Operations portfolio of mortgage loans consisted of $1.2 billion of mortgage loans held in trust as collateral for CMOs and $53.0 million of mortgage loans held-for-investment, of which approximately 46% were FRMs and 54% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of mortgage loans was 9.35% at March 31, 1999 with a weighted average margin of 4.43%. The portfolio of mortgage loans included 65% of "A" credit quality, non-conforming mortgage loans and 35% of "B" and "C" credit quality, non-conforming mortgage loans, as defined by the Company. The Long-Term Investment Operations also sold $5.8 million of mortgage loans to IFC during the first quarter of 1999 as compared to $136.7 million during the same period in 1998. In addition, during the first quarter of 1999 the Long-Term Investment Operations acquired $9.1 million of securities from by IFC as compared to $24.1 million during the same period in 1998. These securities were generated mainly from the periodic issuance of real estate mortgage investment conduits ("REMICs") As of March 31, 1999, the Long-Term Investment Operations had $104.4 million of investment securities available-for-sale.

         Conduit Operations: The Conduit Operations, conducted by IFC, continues to support the Long-Term Investment Operations of the Company by supplying IMH and IMH Assets with mortgages for IMH's long-term investment portfolio. In acting as the mortgage conduit for the Company, IFC's mortgage acquisitions decreased 58% to $257.6 million during the first quarter of 1999 as compared to $608.0 million of mortgages acquired during the same period in 1998. IFC did not issue any REMICs in the first quarter of 1999. In addition, IFC sold whole loans to third party investors totaling $163.0 million, resulting in gain on sale of loans of $5.0 million, during the first quarter of 1999. This compares to securitizations and whole loan sales to third parties of $367.2 million, resulting in gain on sale of loans of $3.7 million, during the same period in 1998. IFC had deferred income of $11.1 million at March 31, 1999 as compared to $10.6 million at December 31, 1998. The increase in deferred income relates to the sale of $198.8 million in principal balance of mortgages to IMH during the first quarter of 1999, which are deferred and amortized or accreted over the estimated life of the loans. IFC's servicing portfolio decreased 13% to $2.8 billion at March 31, 1999 as compared to $3.2 billion at March 31, 1998. The loan delinquency rate of mortgages in IFC's servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 5.66% at March 31, 1999 as compared to 4.82%, 5.21%, 4.29%, and 3.20% for the last four quarter-end periods.

         Warehouse Lending Operations: At March 31, 1999, the Warehouse Lending Operations, conducted by IWLG, had $860.2 million of warehouse lines of credit available to 29 borrowers, of which $246.4 million was outstanding thereunder, including $109.3 million outstanding to IFC, $50.3 million outstanding to the Long-Term Investment Operations, and $25.5 million outstanding to Walsh Securities, Inc. ("WSI"). James Walsh, Executive Vice President of WSI, is also a Director of IMH and ICH.


      RESULTS OF OPERATIONS--
      IMPAC MORTGAGE HOLDINGS, INC.

      For the Three Months Ended March 31, 1999 as compared to the Three Months Ended March 31, 1998

      Results of Operations

         The Company recorded net earnings of $6.2 million, or $0.20 per diluted common share, during the first quarter of 1999 as compared to net earnings of $11.1 million, or $0.48 per diluted common share, during the first quarter of 1998. Net earnings decreased primarily due to the following:
      (1) a $1.5 million decrease in net interest income as a result of the Company reducing leverage in its balance sheet and increasing liquidity in response to the global liquidity crisis, which occurred during the latter part of 1998, (2) an increase in non-interest expense of $2.1 million primarily due to losses on REO properties and partially from an increase in professional services and write-down on investment securities available-for-sale, and (3) a decrease of $1.1 million in equity in net earnings of Impac Funding Corporation.

         Net earnings during the first quarter of 1999 decreased as compared to the first quarter of 1998 as the Company moved towards reducing leverage in its balance sheet and increasing liquidity during the first quarter of 1999 and the fourth quarter of 1998. In response to the global liquidity crisis during the latter part of 1998, which resulted in a deterioration of the mortgage-backed securitization market, the Company sold Mortgage Assets at significant losses as the Company reduced its market risk exposure rather than continue to expose its stockholders to further risk. As a result of the sale of Mortgage Assets, liquidity increased during the first quarter of 1999 as cash and cash equivalents averaged $21.3 million, which reflected the payment of the Company's third quarter dividend of $12.1 million on January 6, 1999, as compared to average cash and cash equivalents of $8.7 million during the fourth quarter of 1998. Because liquidity improved during the first quarter of 1999 over the fourth quarter of 1998 the Company was able to complete its first CMO issuance since June of 1998. The CMO was issued in February of 1999 for $186.1 million and was collateralized by $124.0 million of adjustable-rate mortgages and $77.8 million of residential loans secured by second trust deeds. The issuance of CMOs provides the Company with immediate liquidity, a locked-in net interest rate spread and eliminates the Company's exposure to margin calls on such loans. The Company's ratio of debt to equity decreased to 5.54 at March 31, 1999 as compared to 5.55 at December 31, 1998 and 7.90 at September 30, 1998 due to the sale of Mortgage Assets during the fourth quarter of 1998, the issuance of 1,200,000 shares of Series B 10.5% Cumulative Convertible Preferred Stock in December of 1998 and the issuance of the CMO during the first quarter of 1999.

         Because of reduced leverage, the Company's net interest income decreased, (as discussed below) however, the Company experienced no margin calls on its reverse repurchase agreements during the first quarter of 1999. As the mortgage sector stabilized and recovered from the volatility that occurred during the latter part of 1998, the Company returned to profitability on the sale of its mortgage loans. In addition to the Company's success in raising cash, the Company was successful in increasing the Company's book value per common share, which increased to $9.58 per common share at March 31, 1999 as compared to $9.02 per common share at December 31, 1998. The Company's book value per common share increased, in part, due to the retention of $3.0 million of earnings in excess of the first quarter dividend distribution to common and preferred stockholders. The Company expects that the retention of earnings in excess of dividend distributions for the remainder of 1999 will continue to improve the Company's book value per common share. The Company's current common stock dividend policy is to base quarterly dividends per common share upon the Company's best estimate of taxable earnings for the year ending December 31, 1999. However, the Board of Directors reserves the right to make adjustments to this policy as actual results may differ from earnings projections. The most significant adjustments to taxable earnings during the first quarter of 1999 were the amortization of the termination of the Company's management agreement with Imperial Credit Advisors, Inc. in December of 1997, which resulted in quarterly amortization of approximately $2.7 million, and the exclusion of $1.1 million of equity in net earnings of Impac Funding Corporation.

      Net Interest Income

         Net interest income decreased $1.6 million, or 16%, to $8.2 million during the first quarter of 1999 as compared to $9.8 million during the first quarter of 1998 due to a decrease in average Mortgage Assets. Interest income is primarily interest earned on Mortgage Assets and includes interest earned on cash and cash equivalents and due from affiliates. Interest expense is primarily interest paid on borrowings on Mortgage Assets and includes interest paid on due to affiliates and senior subordinated debentures. Average Mortgage Assets decreased 16% to $1.6 billion during the first quarter of 1999 as compared to $1.9 billion during the first quarter of 1998 due to the following: (1) the sale of Mortgage Assets during the fourth quarter of 1998, (2) a reduction in mortgage loan production at IFC, which decreased average outstanding finance receivables, and (3) the Company's concentration on strengthening book value and conserving capital by reducing the Company's leverage. Net interest income also decreased as the Company's net interest spread on Mortgage Assets decreased to 1.16% during the first quarter of 1999 as compared to 1.42% during the first quarter of 1998. The net interest spread on Mortgage Assets decreased primarily as the Company sold or securitized high-yielding residential loans secured by second trust deeds during 1998. As a result, the weighted average yield on mortgage loans held-for-investment decreased to 6.01% during the first quarter of 1999 as compared to 10.30% during the first quarter of 1998.

         The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the three months ended March 31, 1999 and 1998 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                              For the Three Months                   For the Three Months
                                                              Ended March 31, 1999                   Ended March 31, 1998
                                                   ----------------------------------------   --------------------------------------
                                                      Average                    Weighted       Average                 Weighted
                                                      Balance      Interest      Avg Yield      Balance     Interest    Avg Yield
                                                   -------------  ------------   ---------- ------------- ------------ ------------

                   MORTGAGE ASSETS
Investment securities available-for-sale:
   Sub-securities collateralized by mortgages       $     92,576  $    3,102      13.40 %    $    66,505  $     1,814      10.91 %
   Sub-securities collateralized by other loans            7,911         223      11.28            5,319          231      17.37
                                                    ------------- -----------                ------------ -------------
    Total investment securities available-for-sale       100,487       3,325      13.24           71,824        2,045      11.39
                                                    ------------- -----------                ------------ -------------

   Loan receivables:
   CMO collateral                                      1,176,853      20,009       6.80        1,049,111       17,750       6.77
   Mortgage loans held-for-investment                     53,376         802       6.01          328,318        8,453      10.30
   Finance receivables:
     Affiliated                                          183,941       3,984       8.66          379,756        8,151       8.59
     Non-affiliated                                       69,495       1,567       9.02           63,727        1,462       9.18
                                                    ------------- -----------                ------------ -------------
         Total finance receivables                       253,436       5,551       8.76          443,483        9,613       8.67
                                                    ------------ ------------                ------------ -------------
            Total Loan Receivables                     1,483,665      26,362       7.11        1,820,912       35,816       7.87
                                                    ------------- ----------                 ------------ -------------
         Total Mortgage Assets                      $  1,584,152  $   29,687       7.50 %    $ 1,892,736  $    37,861       8.00 %
                                                    ============= ==========                 ============ =============

                      BORROWINGS
    CMO borrowings                                  $  1,078,797  $   17,081       6.33 %    $   974,106  $    16,029       6.58 %
    Reverse repurchase agreements - mortgages            281,471       4,447       6.32          716,903       11,811       6.59
    Reverse repurchase agreements - securities            22,992         380       6.61           15,106          233       6.17
                                                    ------------- ----------                 ------------ -------------
         Total borrowings on Mortgage Assets        $  1,383,260  $   21,908       6.34 %    $ 1,706,115  $    28,073       6.58 %
                                                    ============= ==========                 ============ =============
    Net Interest Spread                                                            1.16 %                                   1.42 %

    Net Interest Margin                                                            1.96 %                                   2.07 %


         Interest Income on Mortgage Assets: Interest income on CMO collateral increased 12% to $20.0 million during the first quarter of 1999 as compared to $17.8 million during the first quarter of 1998 as average CMO collateral increased 20% to $1.2 billion as compared to $1.0 billion, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $371.1 million, which were collateralized by $391.0 million of mortgage loans held by the Long-Term Investment Operations since the end of the first quarter of 1998. The weighted average yield on CMO collateral increased to 6.80% during the first quarter of 1999 as compared to 6.77% during the first quarter of 1998. The net interest spread between CMO collateral and borrowings increased to 0.47% during the first quarter of 1999 as compared to 0.19% during the first quarter of 1998.

         Interest income on mortgage loans held-for-investment decreased 91% to $802,000 during the first quarter of 1999 as compared to $8.5 million during the first quarter of 1998 as average mortgage loans held-for-investment decreased 84% to $53.4 million as compared to $328.3 million, respectively. Average mortgage loans held-for-investment decreased due to decreased loan acquisitions by IMH, which were $202.0 million during the first quarter of 1999 as compared to $677.7 million during the first quarter of 1998. The weighted average yield on mortgage loans held-for-investment decreased to 6.01%, during the first quarter of 1999, as compared to 10.30% during the first quarter of 1998. The decrease in the weighted average yield was primarily due to the sale of high-yielding second trust deeds throughout 1998 and the securitization of high yielding second trust deeds during the first quarter of 1999.

         Interest income on finance receivables decreased 42% to $5.6 million during the first quarter of 1999 as compared to $9.6 million during the first quarter of 1998 as average finance receivables decreased 43% to $253.4 million as compared to $443.5 million, respectively. The decrease in interest income on finance receivables was primarily the result of a decrease of 52% in average finance receivables to affiliated companies to $183.9 million, during the first quarter of 1999, as compared to $380.0 million, during the first quarter of 1998, as IFC's mortgage loan acquisitions decreased to $257.6 million as compared to $608.0 million, respectively. Interest income on finance receivables to affiliates decreased 51% to $4.0 million during the first quarter of 1999 as compared to $8.2 during the first quarter of 1998. The weighted average yield on affiliated finance receivables increased to 8.66% during the first quarter of 1999 as compared to 8.59% during the first quarter of 1998. Interest income on finance receivables to non-affiliated mortgage banking companies increased 7% to $1.6 million, during the first quarter of 1999, as compared to $1.5 million, during the first quarter of 1998, as average finance receivables outstanding to non-affiliated mortgage banking companies increased 9% to $69.5 million as compared to $63.7 million, respectively. The weighted average yield on non-affiliated finance receivables decreased to 9.02% during the first quarter of 1999 as compared to 9.18% during the first quarter of 1998. The overall weighted average yield on finance receivables increased to 8.76% during the first quarter of 1999 as compared to 8.67% during the first quarter of 1998.

         Interest income on investment securities available-for-sale increased 65% to $3.3 million during the first quarter of 1999 as compared to $2.0 million during the first quarter of 1998 as average investment securities available-for-sale, net of securities valuation allowance, increased 40% to $100.5 million as compared to $71.8 million. The increase in average securities available-for-sale was the result of the Long-Term Investment Operations purchasing and retaining mortgage-backed securities of $59.1 million, which were issued by IFC as REMICs, since the end of the first quarter of 1998. The weighted average yield on investment securities available-for-sale increased to 13.24% during the first quarter of 1999 as compared to 11.39 % during the first quarter of 1998.

         Interest expense on borrowings: Interest expense on CMO borrowings increased 7% to $17.1 million during the first quarter of 1998 as compared to $16.0 million during the first quarter of 1997 as average borrowings on CMO collateral increased 13% to $1.1 billion as compared to $974.0 million, respectively. Average CMO borrowings increased as the Long-Term Investment Operations issued CMOs totaling $371.1 million since the end of the first quarter of 1998. The weighted average yield of CMO borrowings decreased to 6.33% during the first quarter of 1999 as compared to 6.58% during the first quarter of 1998.

         Interest  expense on  reverse  repurchase  borrowings  used to fund the acquisition of mortgage loans and finance receivables decreased 63% to $4.4 million during the first quarter of 1999 as compared to $11.8 million during the first quarter of 1998. The average balance of these reverse repurchase agreements decreased 61% to $281.5 million during the first quarter of 1999 as compared to $716.9 million during the first quarter of 1998. This decrease was primarily related to a decrease in finance receivables made to IFC as IFC's acquisition of mortgage loans were lower during the first quarter of 1999 as compared to the first quarter of 1998. The weighted average yield of these reverse repurchase agreements decreased to 6.32% during the first quarter of 1999 as compared 6.59% during the first quarter of 1998.

         The Company also uses mortgage-backed securities as collateral to borrow under reverse repurchase agreements to fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements increased 63% to $380,000 during the first quarter of 1999 as compared to $233,000 during the first quarter of 1998. The average balance on these reverse repurchase agreements increased 52% to $23.0 million during the first quarter of 1999 as compared to $15.1 million during the first quarter of 1998. The weighted average yield of these reverse repurchase agreements increased to 6.61% during the first quarter of 1999 as compared 6.17% during the first quarter of 1998.

      Provision for Loan Losses

         The Company recorded loan loss provisions of $1.5 million during the first quarter of 1999 as compared to $1.9 million during the first quarter of 1998. The amount provided for loan losses during the first quarter of 1999 decreased primarily due lower levels of mortgage loan acquisitions as compared to the first quarter of 1998. IMH acquired $202.0 million of mortgage loans during the first quarter of 1999 as compared to loan acquisitions of $677.7 million during the first quarter of 1998.

      Non-Interest Income

         Equity in Net Earnings of IFC

         During the first quarter of 1999, equity in net earnings of IFC decreased to $1.1 million as compared to $2.2 million during the first quarter of 1998. Equity in net earnings of IFC decreased during the first quarter of 1999 primarily due to a decrease of $3.9 million in IFC's net interest income to $87,000, as compared to $4.0 million during the first quarter of 1998. The decrease in IFC's net interest income was partially offset by increases of $1.3 million in gain on sale of loans and $1.1 million in loan servicing income.

         IFC's net interest income decreased as average mortgage loans held-for-sale decreased 60% to $209.6 million during the first quarter of 1999 as compared to $527.7 million during the first quarter of 1998. Average mortgage loans held-for-sale decreased as mortgage loan acquisitions decreased 58% to $257.6 million during the first quarter of 1999 as compared to mortgage loan acquisitions of $608.0 million during the first quarter of 1998. Mortgage loan acquisitions decreased as bulk loan acquisitions decreased to $13.7 million during the first quarter of 1999 as compared to bulk loan acquisitions of $231.4 million during the first quarter of 1998. Mortgage loan acquisitions also decreased during the first quarter of 1999 as IFC continues to recover from the deterioration of the mortgage-backed securitization market which occurred in 1998. In response to the deterioration of the mortgage market, IFC raised interest rates on its loan programs and decreased the amount of premiums paid on its loan acquisitions. As a result of this strategy, IFC experienced lower loan acquisition levels during the first quarter of 1999 and the fourth quarter of 1998. During the first quarter of 1999, IFC continued to rebuild its mortgage loan acquisitions to previous levels by offering its sellers competitive and flexible mortgage products in addition to the introduction of two new divisions. The new divisions are focused on getting closer to the borrower through a retail based portfolio retention program, along with interacting directly with the mortgage broker community. IFC expects to increase loan origination levels through the introduction of these new divisions, which will be built on the current centralized Conduit Operations' and will employ significant electronic technologies to further increase operational efficiencies.

         IFC's net interest income also decreased during the first quarter of 1999 as the weighted average yield on mortgage loans held-for-sale decreased to 8.72% as compared to a weighted average yield of 10.75% during the first quarter of 1998. The weighted average yield decreased as IFC sold or securitized high-yielding second trust deeds it acquired during the latter half of 1997. IFC acquired $576.1 million of high-yielding second trust deeds from Preferred Credit Corporation, which were sold or securitized during 1998.

         IFC's gain on sale of loans increased to $5.0 million during the first quarter of 1999 as compared to $3.7 million during the first quarter of 1998. IFC returned to profitability on the sale of its mortgage loans during the first quarter of 1999 as compared to the fourth quarter of 1998 as the mortgage-backed securitization market recovered from the volatility that occurred during 1998. In line with the Company's overall strategy to improve liquidity, IFC sold mortgage loans on a whole loan basis for cash, as opposed to sales through asset-backed securitizations for non-cash gains. The sale of these loans on a servicing released basis reduced IFC's exposure to further prepayment risk. The sale of delinquent loans reduced IFC's and the Company's exposure to future losses. IFC sold mortgages totaling $163.0 million to third party investors, during the first quarter of 1999, as compared to loan sales of $100.3 million during the first quarter of 1998. IFC also sold $198.8 million in principal balance of mortgages to IMH during the first quarter of 1999 as compared to $658.7 million during the first quarter of 1998. The sale of loans to IMH during the first quarter of 1999 increased IFC's deferred income to $11.1 million at March 31, 1999 as compared to $10.6 million at December 31, 1998.

         The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC.

         Equity in Net Earnings of ICH

         During the first quarter of 1999, equity in net earnings of ICH decreased to none as compared to $378,000 during the first quarter of 1998. Equity in net earnings of ICH decreased during the first quarter of 1999 as the Company sold its investment in ICH during the fourth quarter of 1998. As such, the Company no longer records earnings or losses of ICH.

      Non-Interest Expense

         During the first quarter of 1999, net earnings were adversely affected by an increase in non-interest expense to $2.3 million as compared to $120,000 during the first quarter of 1998. The increase was primarily due to increases of $1.2 million in (gain) loss on disposition of real estate owned ("REO"), $497,000 in professional services and $422,000 on the write-down of investment securities available-for-sale.

         During the first quarter of 1999, (gain) loss on disposition of REO was $551,000 as compared to $(692,000) during the first quarter of 1998.

         Professional services increased to $811,000 during the first quarter of 1999 as compared to $343,000 during the first quarter of 1998 primarily due to legal, tax, printing and accounting services performed for the Company.

         The write-down on investment securities available-for-sale increased to $422,000, during the first quarter of 1999, as compared to none, during the first quarter of 1998, as an investment security available-for-sale was deemed to be other than temporarily impaired.

      Credit Exposures

         The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables which includes loans held-for-investment, CMO collateral and finance receivables was 0.41% at March 31, 1999 as compared to 0.47% at December 31, 1998. The allowance for loan losses was determined primarily on the basis of management's judgment of net loss potential, including specific allowances for any known impaired loans, changes in the nature and volume of the loan portfolio, the value of the collateral, and current economic conditions that may affect the borrowers' ability to pay.


      LIQUIDITY AND CAPITAL RESOURCES

         Overview. The Company's business operations are primarily funded from monthly interest and principal payments from its mortgage loan and investment securities portfolios, reverse repurchase agreements secured by mortgage loans and mortgage-backed securities, adjustable- and fixed-rate CMO financing, proceeds from the sale of mortgage loans and the issuance of REMICs, and proceeds from the issuance of Common Stock through secondary stock offerings, DRSSP, and its structured equity shelf. The acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, reverse repurchase agreements, CMO financing, and proceeds from the sale of Common Stock. The acquisition of mortgage loans by the Conduit Operations are funded from reverse repurchase agreements, the sale of mortgage loans and mortgage-backed securities, and the issuance of REMICs. Short-term financing (finance receivables) provided by the Warehouse Lending Operations are funded from reverse repurchase agreements and proceeds from the sale of Common Stock.

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

         During the latter half of 1998, a global liquidity crisis resulted in a deterioration of the mortgage-backed securitization market and created liquidity problems for the Company as the Company's lenders made margin calls on their warehouse and reverse repurchase lines. Margin calls result from the Company's lenders evaluating the market value of underlying collateral securing the borrowings and requiring additional equity or collateral. The Company sold Mortgage Assets at significant losses during the fourth quarter of 1998 to meet the margin calls. The sale of Mortgage Assets and the issuance of Series B 10.5% Cumulative Convertible Preferred Stock provided much needed cash. As a result, the Company had no margin calls on its reverse repurchase agreements during the first quarter of

      1999. The Company's ratio of debt to equity decreased to 5.54 at March 31, 1999 as compared to 7.90 at September 30, 1998. Average cash and cash equivalents were $21.3 million during the first quarter of 1999 as compared to $8.7 million during the fourth quarter of 1998. The Company paid its third quarter dividend, which had been previously delayed, on January 6, 1999.

         Further, the mortgage-backed securitization market stabilized and recovered during the first quarter of 1999 allowing the Company to close its first CMO since June of 1998. The issuance of the CMO provides the Company with immediate liquidity, a locked-in interest rate spread and eliminates the Company's exposure to margin calls on such loans. The reduction of staff at IFC during the fourth quarter of 1998 and a decrease in loan acquisitions during the fourth quarter of 1998 and the first quarter of 1999 along with a return to profitability has provided additional liquidity from operating activities. However, the Company expects loan acquisitions and originations will increase during 1999 along with an increase in staff which will require cash.

         The Company does not believe its current operating cash flows are sufficient to fund the growth of its mortgage loan and investment securities portfolios, lending activities, payment of cash dividends due to exposure to margin calls on its reverse repurchase agreements. The Company continues to explore alternatives for increasing liquidity through additional asset sales and capital raising efforts. However, no assurances can be given that such alternatives will be available, or if available, under comparable rates and terms as currently exist. As such, during the first quarter of 1999, the Company entered into a definitive agreement to acquire a California thrift and loan. The Company currently does not anticipate any significant regulatory impediments during the application process. The acquisition of the thrift and loan could reduce the Company's reliance on outside reverse repurchase facilities with commercial and investment banks. In addition, the thrift and loan could give IFC access to lower cost of funds and borrowings from the Federal Home Loan Bank.

      Long-Term Investment Operations

      Source of funds

         The Long-Term Investment Operations uses CMO borrowings to finance substantially all of its mortgage loan portfolio. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. The Company issued a CMO in February of 1999 for $186.1 million which was collateralized by $124.0 million of adjustable-rate mortgages and $77.8 million of residential loans secured by second trust deeds. At March 31, 1999, the Long-Term Investment Operations had $1.1 billion of CMO borrowings used to finance $1.2 billion of CMO collateral.

         The Long-Term Investment Operations may pledge mortgage-backed securities as collateral to borrow funds under reverse repurchase agreements. The terms under these reverse repurchase agreements are generally for 30 days with interest rates ranging from the one-month London Interbank Offered Rate ("LIBOR") plus 0.45% to 2.00% depending on the type of collateral provided. As of March 31, 1999, the Long-Term Investment Operations had $21.9 million outstanding under these reverse repurchase agreements which were secured by $73.1 million in fair market value of mortgage-backed securities.

         During the first quarter of 1999, the Company raised capital of $909,000 from the sale of 209,426 shares of Common Stock issued through its DRSPP.

      Use of funds

         IMH has a reverse repurchase arrangement with a commercial bank, which is an affiliate of ICII, whereby IMH borrowed $10.0 million for general working capital needs. The reverse repurchase arrangement expires on December 31, 1999. The interest rate on the reverse repurchase arrangement is LIBOR plus 2.0%. Additional funds cannot be advanced under the reverse repurchase arrangement and terms require that principal payments of $833,000 be paid monthly. As of March 31, 1999, IMH's outstanding borrowings under the reverse repurchase arrangement was $7.5 million.

         IMH purchased $202.0 million of mortgage loans from IFC during the first quarter of 1999.

         The Company repurchased 684,100 shares of Common Stock for $3.9 million.

      Warehouse Lending Operations

      Source of funds

         The Warehouse Lending Operations finances the acquisition of mortgage loans by the Long-Term Investment Operations and Conduit Operations primarily through borrowings on reverse repurchase agreements with third party lenders. IWLG has obtained reverse repurchase facilities from major investment banks to provide financing as needed. Terms of the reverse repurchase agreements require that the mortgages be held by an independent third party custodian giving the Warehouse Lending Operations the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates vary from 85 basis points to 200 basis points over one-month LIBOR, depending on the type of collateral provided. The margins on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 75% to 101% of the fair market value of the collateral.

         The  following   table  presents   information  on  available   reverse
      repurchase agreements as of March 31, 1999 (dollars in thousands):

                                                             Borrowing          Amount
                                                               Limit         Outstanding            Interest rate
                                                           ---------------  --------------    -----------------------
Lender A (1)............................................    $   210,014     $    210,014       Libor + 0.85% to 2.00%
Lender B (1)............................................         23,119           23,119             Libor + 1.00%
                                                           ---------------  --------------
     Total                                                  $   231,133     $    231,133
                                                           ===============  ===============

      (1) Uncommitted reverse repurchase facility.

      Conduit Operations

      Source of funds

         The Conduit Operations has entered into reverse repurchase agreements to obtain financing of up to $600.0 million from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that IFC accumulates mortgage loans and until the mortgage loans are securitized and sold. The margins on the reverse repurchase agreements are based on the type of collateral provided and generally range from 95% to 100% of the fair market value of the collateral. The interest rates on the borrowings are indexed to Prime, which was 7.75% at March 31, 1999. At March 31, 1999, the Conduit Operations had $109.3 million outstanding under the reverse repurchase agreement.

         During the first quarter of 1999, the Conduit Operations sold $163.0 million in principal balance of mortgage loans to third-party investors on a servicing released basis. In addition, IFC sold $198.8 million in principal balance of mortgage loans to the Long-Term Investment Operations during the first quarter of 1999. By securitizing and selling loans on a periodic and consistent basis the reverse repurchase agreements were sufficient to handle IFC's liquidity needs during the first quarter of 1999.

      Cash Flows

         Operating Activities - During the first quarter of 1999 net cash provided by operating activities was $16.2 million. Cash provided by operating activities was primarily due to an increase in other assets and liabilities of $9.1 million, which was primarily the result of a $7.8 million decrease in due from affiliates, and net earnings of $6.2 million.

         Investing  Activities  -  During  the  first  quarter  of 1999 net cash provided  by  investing  activities  was $9.1  million.  Cash  provided by investing activities was primarily due to a decrease in finance receivables of $111.2 million as loan acquisitions at IFC decreased during the first quarter of 1999. The increase in cash from a reduction in finance receivables was partially offset by an increase of $56.4 million in CMO collateral and $38.6 million in mortgage loans held-for-investment as IMH acquired $202.0 million of mortgage loans from IFC during the first quarter of 1999.

         Financing Activities - During the first quarter of 1999 net cash used in financing activities was $43.6 million. Cash used in financing activities was primarily due to a decrease of $68.6 million in reverse repurchase agreements, a $12.1 million payment for the Company's third quarter stock dividend and the repurchase of the Company's Common Stock for $3.9 million. CMO borrowings used to fund the acquisition of mortgage loans partially offset cash used in financing activities by $186.1 million.

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

      Year 2000 Compliance

      Project Status

         The Company's Year 2000 project was approximately 85% complete as of the end of April 1999. The Company contracted with an outside vendor to provide coordination, support, testing and implementation in regards to Year 2000 compliance of hardware and software systems, both on an information technology ("IT") and non-IT level.

         The Company also has its own in-house IT department that is currently assisting the outside vendor. The Company's primary IT systems include loan servicing, which is contracted to an outside vendor, loan tracking, master servicing and accounting and reporting. The Company has obtained information and the published plan in regards of Year 2000 compliance from the loan servicing systems' outside vendor. The Company's IT department will continue to monitor the vendor's progress on Year 2000 compliance. The loan tracking system is currently in compliance with Year 2000. The master servicing system is currently being tested and the Company expects that this system will be Year 2000 compliant in the second quarter of
      1999. The accounting and reporting system is currently Year 2000 compliant. The Company's non-IT systems include its file servers, network systems, workstations and communication systems. As of March 31, 1999, the upgrade of the Company's communication systems has been completed, which regardless of the Year 2000 issue, required an upgrade to comply with terms of the service agreement. Testing on all other in-house hardware has been completed as of March 31, 1999.

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

         Compliance Questionnaires and Hardware Certification Information. As of April 30, 1999, these portions of Phase II were complete.

         Software/Data Testing. As of April 30, 1999, this portion of Phase II was approximately 80% complete. The remaining tasks within this process include analyzing list of software being used, testing all software programs, testing all data from incoming sources, testing all outgoing data processes and reporting. The Company expects that this process will be complete by June 30, 1999.

         Hardware Testing. As of April 30, 1999, this portion of Phase II had not been started. The Company has completed all testing and is compliant with all internal Year 2000 hardware issues.

      Costs

         The total cost associated with required modifications or installations to become Year 2000 compliant is not expected to be material to the Company's financial condition. The estimated cost of the project is expected to be approximately $500,000, of which approximately $108,000 of the cost will be paid by ICH. The total estimate of the project includes the cost to upgrade the Company's communications system, which was $140,000. As of April 30, 1999, the Company had paid $268,000 to the outside vendor for completed work on the project. The majority of the Company's estimated cost for the Year 2000 compliance has been or will be spent on software upgrades and writing new program code on existing proprietary software. Since most of the Company's hardware has been purchased within the last two years, the cost of replacing hardware will be minimal.

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

      Contingency Plans

         The Company believes its Year 2000 compliance process should enable it to be successful in modifying its computer systems to be Year 2000 compliant. As previously stated, acceptance testing and sign-off has begun with respect to the Company's in-house systems. In addition to Year 2000 compliance system modification plans the Company has also developed contingency plans for all other systems classified as critical and high risk. These contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified and/or sufficiently tested and validated to ensure Year 2000 compliance. However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's financial condition, results of operation, business or business prospects.

      Transactions with Related Parties

         In January 1999, IWLG extended a $50.0 million warehouse line to WSI, which James Walsh, a Director of the Company, is Executive Vice President. Advances under the warehouse line bear interest at a rate of Prime + .50%. As of March 31, 1999, there was $25.2 million outstanding under the warehouse line agreement.

      ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Securitizations/Sales - Hedging Interest Rate Risk. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization or sale of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination of purchase. However, a portion of the loans are held-for-sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, in the case of a securitization, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization or sale, this would result in a reduction of the Company's related gain or loss on sale.

      Interest- and Principal-Only Strips. The Company had interest- and principal-only strips of $41.2 million and $43.1 million outstanding at March 31, 1999 and December 31, 1998, respectively. These instruments are carried at market value at March 31, 1999 and December 31, 1998. The Company values these assets based on the present value of future cash flow streams net of expenses using various assumptions.

         These assets are subject to risk of accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

                                 PART II. OTHER INFORMATION


      ITEM 1: LEGAL PROCEEDINGS

      Not applicable.

      ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable.

      ITEM 3: DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

      ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the first quarter of 1999.

      ITEM 5: OTHER INFORMATION

      On March 1, 1999, H, Wayne Snavely resigned as a director from IMH's Board of Directors.

      ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

27       Financial Data Schedule.

      (b) Reports on Form 8-K:

          A current report on Form 8-K was filed on February 19, 1999 reporting Items 5 and 7

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

      Date:  May 13, 1999