Form 10-Q
period 1999-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 1999-08-16
CIK 1000298

                                    United States
                         Securities and Exchange Commission
                               Washington, D.C. 20549

                                      Form 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended June 30, 1999

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

   Securities  registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
  Title of each class                                which registered
------------------------------      --------------------------------------------
Common Stock $0.01 par value                     American Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      On August 11, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $111.3 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of August 12, 1999 was 22,730,206.


                   Documents incorporated by reference: None


                                  IMPAC MORTGAGE HOLDINGS, INC.
                                1999 FORM 10-Q QUARTERLY REPORT
                                       TABLE OF CONTENTS
          PART I. FINANCIAL INFORMATION

  Item 1.  CONSOLIDATED FINANCIAL STATEMENTS - IMPAC MORTGAGE HOLDINGS, INC.                                       Page #
           AND SUBSIDIARIES

           Consolidated Balance Sheets,
           As of June 30, 1999 and December 31, 1998                                                                  3

           Consolidated Statements of Operations and Comprehensive Earnings,
           For the Three- and Six Months Ended June 30, 1999 and 1998                                                 4

           Consolidated Statements of Cash Flows,
           For the Six Months Ended June 30, 1999 and 1998                                                            5

           Notes to Consolidated Financial Statements                                                                 6

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                                                                     14

  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                30


                                                  PART II. OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS                                                                                         31

  Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 31

  Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                                           31

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       31

  Item 5.  OTHER INFORMATION                                                                                         31

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                          31

           SIGNATURES                                                                                                32

                                      PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                    IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                     (dollars in thousands, except per share data)

                                                                                    June 30, 1999    December 31, 1998
                                                                                  ----------------  -------------------

                                     ASSETS
Cash and cash equivalents........................................................ $       12,435    $          33,876
Investment securities available-for-sale.........................................         92,253               93,486
Loan Receivables:
   CMO collateral................................................................      1,183,306            1,161,220
   Finance receivables...........................................................        212,072              311,571
   Mortgage loans held-for-investment............................................         14,666               20,627
   Allowance for loan losses.....................................................         (3,937)              (6,959)
                                                                                  ----------------  -------------------
        Net loan receivables.....................................................      1,406,107            1,486,459

Due from affiliates..............................................................         20,347               17,904
Investment in Impac Funding Corporation..........................................         15,746               13,246
Accrued interest receivable......................................................         11,568               10,039
Other real estate owned..........................................................          9,922                8,456
Other assets.....................................................................          2,265                2,038
                                                                                  ----------------  -------------------
     Total assets................................................................ $    1,570,643    $       1,665,504
                                                                                  ================  ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CMO borrowings................................................................... $    1,078,971    $       1,072,316
Reverse repurchase agreements....................................................        234,116              323,625
Senior subordinated debentures...................................................          6,609                  --
Accrued dividends payable........................................................          3,515               12,129
Due to affiliates................................................................             15                2,670
Other liabilities................................................................          1,639                3,158
                                                                                  ----------------  -------------------
     Total liabilities...........................................................      1,324,865            1,413,898
                                                                                  ----------------  -------------------

Stockholders' Equity:
Preferred stock; $.01 par value; 6,300,000 shares authorized; none issued or
   outstanding at June 30, 1999 and at December 31, 1998, respectively...........             --                  --
Series A junior participating preferred stock, $.01 par value; 2,500,000 shares authorized; none issued and outstanding at June 30, 1999 and December 31,
   1998, respectively............................................................             --                  --
Series B 10.5% cumulative convertible preferred stock, $.01 par value;
   $30,000 liquidation value; 1,200,000 shares authorized; 1,200,000 issued
   and outstanding at June 30, 1999 and December 31, 1998, respectively..........             12                   12
Common stock; $.01 par value; 50,000,000 shares authorized; 22,727,045 and
   24,557,657 shares issued and outstanding at June 30, 1999 and December
   31, 1998, respectively........................................................            227                  246
Additional paid-in capital.......................................................        333,619              342,945
Accumulated other comprehensive loss.............................................         (3,703)              (1,736)
Notes receivable from common stock sales.........................................           (907)                (918)
Accumulated deficit:
   Cumulative dividends declared.................................................        (85,851)             (79,176)
   Retained earnings (accumulated deficit).......................................          2,381               (9,767)
                                                                                  ----------------  -------------------
      Net accumulated deficit....................................................        (83,470)             (88,943)
                                                                                  ----------------  -------------------
        Total stockholders' equity...............................................        245,778              251,606
                                                                                  ----------------  -------------------
        Total liabilities and stockholders'equity................................ $    1,570,643    $       1,665,504
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



                                            IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      AND COMPREHENSIVE EARNINGS

                                                 (in thousands, except per share data)

                                                                   For the Three Months          For the Six Months
                                                                      Ended June 30,                Ended June 30,
                                                                ---------------------------   --------------------------
                                                                     1999          1998           1999          1998
                                                                ------------- -------------   ------------ -------------
INTEREST INCOME:
   Mortgage Assets............................................. $    29,900   $    42,378     $   59,586   $    80,238
   Other interest income.......................................         433           728          1,146         1,437
                                                                ------------- -------------   ------------ -------------
        Total interest income.......                                 30,333        43,106         60,732        81,675
                                                                ------------- -------------   ------------ -------------
INTEREST EXPENSE:
   CMO borrowings..............................................      16,377        20,658         33,458        36,688
   Reverse repurchase agreements...............................       5,363         9,826         10,190        21,870
   Senior subordinated debentures..............................         271            --            278            --
   Other borrowings............................................         159         1,105            397         1,834
                                                                ------------- -------------   ------------ -------------
     Total interest expense....................................      22,170        31,589         44,323        60,392
                                                                ------------- -------------   ------------ -------------
   Net interest income.........................................       8,163        11,517         16,409        21,283
     Provision for loan losses.................................       1,490           487          2,989         2,391
                                                                ------------- -------------   ------------ -------------
   Net interest income after provision for loan losses.........       6,673        11,030         13,420        18,892
                                                                ------------- -------------   ------------ -------------
NON-INTEREST INCOME:
   Equity in net earnings of Impac Funding Corporation.........       1,409         1,793          2,499         3,949
   Equity in net earnings of Impac Commercial Holdings, Inc....          --           463             --           841
   Servicing fees..............................................         387           535            854           849
   Other income................................................         223           496            376         1,010
                                                                ------------- -------------   ------------ -------------
     Total non-interest income.................................       2,019         3,287          3,729         6,649

NON-INTEREST EXPENSE:
   Write-down on investment securities available-for-sale......       1,256         1,241          1,678         1,241
   Professional services.......................................         559           513          1,370           856
   (Gain) loss on sale of other real estate owned..............         559           201          1,110          (491)
   General and administrative and other expense................         271           559            630           919
   Personnel expense...........................................          93           125            212           234
                                                                ------------- -------------   ------------ -------------
     Total non-interest expense................................       2,738         2,639          5,000         2,759
Total non-interest income......................................
                                                                ------------- -------------   ------------ -------------
   Net earnings................................................       5,954        11,678         12,149        22,782
   Less: Cash dividends on Series B 10.5%
        cumulative convertible preferred stock.................        (788)           --         (1,676)           --
                                                                ------------- -------------   ------------ -------------
   Net earnings available to common stockholders...............       5,166        11,678         10,473        22,782

Other comprehensive earnings :
   Unrealized losses on securities:
     Unrealized holding losses arising during period...........      (3,767)       (1,856)        (1,662)       (1,871)
     Less reclassification of
        realized losses included in earnings                            866            --            305            --
                                                                ------------- -------------   ------------ -------------
        Net unrealized losses arising during period............      (4,633)       (1,856)        (1,967)       (1,871)
                                                                ------------- -------------   ------------ -------------
   Comprehensive earnings...................................... $       533   $     9,822     $    8,506   $    20,911
                                                                ============= =============   ============ =============

   Net earnings per share--basic................................$      0.23   $      0.49     $     0.44   $      0.97
                                                                ============= =============   ============ =============
   Net earnings per share--diluted..............................$      0.21   $      0.49     $     0.41   $      0.97
                                                                ============= =============   ============ =============

    See accompanying notes to consolidated financial statements.



                                      IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)
                                                                                                For the Six Months
                                                                                                  Ended June 30,
                                                                                          -------------------------------
                                                                                               1999            1998
                                                                                          ---------------  --------------
  Cash flows from operating activities:
    Net earnings.......................................................................... $     12,149    $     22,782
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Equity in net earnings of Impac Funding Corporation................................       (2,499)         (3,949)
       Equity in net earnings of Impac Commercial Holdings, Inc...........................           --            (841)
       Provision for loan losses..........................................................        2,989           2,391
       Depreciation and amortization......................................................           --             212
       (Gain) loss on sale of other real estate owned.....................................        1,110            (491)
       Write-down of investment securities available-for-sale.............................        1,678           1,241
       Net change in accrued interest receivable..........................................       (1,529)          2,936
       Net change in other assets and liabilities.........................................       (6,636)          8,857
                                                                                          ---------------  --------------
         Net cash provided by operating activities........................................        7,262          33,138
                                                                                          ---------------  --------------
  Cash flows from investing activities:
    Net change in CMO collateral..........................................................      (30,003)       (632,505)
    Net change in finance receivables.....................................................       99,212          84,606
    Net change in mortgage loans held-for-investment......................................         (358)        204,017
    Proceeds from sale of other real estate owned, net....................................        5,936           5,460
    Purchase of investment securities available-for-sale..................................       (9,084)        (47,661)
    Sale of investment securities available for sale......................................        3,803           5,303
    Net principal reductions on investment securities available-for-sale..................        2,869           4,795
    Dividends from Impac Commercial Holdings, Inc.........................................           --             557
    Purchase of premises and equipment....................................................           --            (217)
                                                                                          ---------------  --------------
         Net cash provided by (used in) investing activities..............................       72,375        (375,645)
                                                                                          ---------------  --------------
  Cash flows from financing activities:
    Net change in reverse repurchase agreements...........................................      (89,509)       (254,497)
    Proceeds from CMO borrowings..........................................................      298,076         768,012
    Repayments of CMO borrowings..........................................................     (291,421)       (182,220)
    Dividends paid........................................................................      (15,289)        (21,702)
    Proceeds from exercise of stock options...............................................           --             109
    Net proceeds from stock issued through structured equity shelf........................           --             106
    Repurchase of common stock............................................................       (3,874)             --
    Proceeds from dividend reinvestment  and stock purchase plan..........................          928          23,506
    Advances to purchase common stock, net of principal reductions........................           11             357
                                                                                          ---------------  --------------
         Net cash provided by (used in) financing activities..............................     (101,078)        333,671
                                                                                          ---------------  --------------

  Net change in cash and cash equivalents.................................................      (21,441)         (8,836)
  Cash and cash equivalents at beginning of period........................................       33,876          16,214
                                                                                          ===============  ==============
  Cash and cash equivalents at end of period.............................................. $     12,435    $      7,378
                                                                                          ===============  ==============

  Supplementary information:
    Interest paid......................................................................... $     45,820    $     60,231

  Non-cash transactions:
    Exchange of common stock for 11% senior subordinated debentures....................... $      6,448    $         --
    Dividends declared and unpaid.........................................................        3,515          11,789
    Increase in accumulated other comprehensive loss......................................        1,967           1,871
    Loans transferred to other real estate owned..........................................        8,512           5,258

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

      1. Basis of Financial Statement Presentation

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The operations of IMH have been presented in the consolidated financial statements for the three- and six months ended June 30, 1999 and 1998 and include the financial results of IMH's equity interest in net earnings of IFC, IMH's equity interest in net earnings of Impac Commercial Holdings, Inc. (ICH) and results of operations of IMH, IMH Assets, IWLG and Dove as stand-alone entities. Equity interest in net earnings of Impac Commercial Holdings, Inc. and financial results of Dove are included in three- and six months ended June 30, 1998 only.

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

      Reclassifications

         Certain amounts in the consolidated financial statements as of and for the three and six months ended June 30, 1998 have been reclassified to conform to the 1999 presentation.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 was amended by SFAS 137, which allows deferral of SFAS 133 for all fiscal quarters of fiscal years beginning after July 15, 2000. The Company believes that the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

      4. Net Earnings per Share

         Basic earnings per share is computed on the basis of the weighted average number of shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding for the period. The following tables represent the computation of basic and diluted earnings per share for the three- and six months ended June 30, 1999 and 1998 (in thousands, except per share data):

                                                                                                 For the Three Months
                                                                                                    Ended June 30,
                                                                                             -----------------------------

                                                                                                 1999           1998
                                                                                             -------------- --------------
      Numerator:
         Numerator for basic earnings per share--
           Net earnings                                                                       $     5,954    $     11,678
           Less: Dividends paid to preferred stockholders                                            (788)             --
                                                                                             ============== ==============
              Net earnings available to common stockholders                                   $     5,166    $     11,678
                                                                                             ============== ==============
      Denominator:
         Denominator for basic earnings per share--
           Weighted average number of common shares outstanding during the period                  22,726          23,784
           Impact of assumed conversion of series B cumulative convertible preferred stock          6,061              --
           Net effect of dilutive stock options                                                        27             178
                                                                                             -------------- --------------
              Weighted average common and common equivalent shares                                 28,814          23,962
                                                                                             ============== ==============
           Net earnings per share--basic                                                      $      0.23    $       0.49
                                                                                             ============== ==============
           Net earnings per share--diluted                                                    $      0.21    $       0.49
                                                                                             ============== ==============

                                                                                                  For the Six Months
                                                                                                    Ended June 30,
                                                                                             -----------------------------
                                                                                                 1999           1998
                                                                                             -------------- --------------
      Numerator:
         Numerator for basic earnings per share--
           Net earnings                                                                       $    12,149    $     22,782
           Less: Dividends paid to preferred stockholders                                          (1,676)             --
                                                                                             ============== ==============
              Net earnings available to common stockholders                                   $    10,473    $     22,782
                                                                                             ============== ==============

      Denominator:
         Denominator for basic earnings per share--
           Weighted average number of common shares outstanding during the period                  23,539          23,372
           Impact of assumed conversion of series B cumulative convertible preferred stock          6,061              --
           Net effect of dilutive stock options                                                        27             187
                                                                                             -------------- --------------
              Weighted average common and common equivalent shares                                 29,627          23,559
                                                                                             ============== ==============
           Net earnings per share--basic                                                      $      0.44    $       0.97
                                                                                             ============== ==============
           Net earnings per share--diluted                                                    $      0.41    $       0.97
                                                                                             ============== ==============


      5. Mortgage Assets

         Mortgage Assets consist of investment securities available-for-sale, mortgage loans held-for-investment, CMO collateral and finance receivables. At June 30, 1999 and December 31, 1998, Mortgage Assets consisted of the following (in thousands):

                                                                                          June 30,          December 31,
                                                                                            1999                1998
                                                                                      ----------------    ----------------
      Investment securities available-for-sale:
               Subordinated securities collateralized by mortgages                    $       90,494      $       89,825
               Subordinated securities collateralized by other loans                           5,462               5,397
               Net unrealized losses                                                          (3,703)             (1,736)
                                                                                      ----------------    ----------------
                    Carrying value                                                            92,253              93,486
                                                                                      ----------------    ----------------

      Loan Receivables:
      CMO collateral--
               CMO collateral, unpaid principal balance                                    1,133,206           1,109,577
               Unamortized net premiums on loans                                              36,031              39,369
               Securitization expenses                                                        14,069              12,274
                                                                                      ----------------    ----------------
                    Carrying value                                                         1,183,306           1,161,220
      Finance receivables--
               Due from affiliates                                                           149,306             198,104
               Due from other mortgage banking companies                                      62,766             113,467
                                                                                      ----------------    ----------------
                    Carrying value                                                           212,072             311,571
      Mortgage loans held-for-investment--
               Mortgage loans held-for-investment, unpaid principal balance                   18,852              20,145
               Unamortized net premiums (discounts) on loans                                  (4,186)                482
                                                                                      ----------------    ----------------
                    Carrying value                                                            14,666              20,627

                    Carrying value of Gross Loan Receivables                               1,410,044           1,493,418

      Allowance for loan losses                                                               (3,937)             (6,959)
                                                                                      ----------------    ----------------
                    Carrying value of Net Loan Receivables                                 1,406,107           1,486,459
                                                                                      ----------------    ----------------
                     Total carrying value of Mortgage Assets                          $    1,498,360      $    1,579,945
                                                                                      ================    ================


      6. Segment Reporting

         The Company's basis for segment reporting is to divide the entities into (a) segments that derive income from long-term assets, (b) segments that derive income by providing financing, and (c) segments that derive income from the purchase and sale of mortgage loans.

         The Company  internally  reviews and  analyzes its entities as follows:
      (1) the Long-Term Investment Operations, conducted by IMH and IMH Assets, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and in second mortgage loans, (2) the Warehouse Lending Operations, conducted by IWLG, provides warehouse and repurchase financing to affiliated companies and to approved mortgage banks, most of which are correspondents of IFC, to finance mortgage loans, and (3) the Conduit Operations, conducted by IFC, purchases non-conforming mortgage loans and second mortgage loans from its network of third party correspondents and other sellers.

         The following table separates the Company's reporting segments, as of, and for the six months ended June 30, 1999 (in thousands):

                                               Long-Term        Warehouse
                                              Investment         Lending                   Intercompany
                                              Operations       Operations     Other (b)   Elimination (c)    Consolidated
                                           ----------------   ------------   ----------  ----------------    ------------
      Balance Sheet Items:

          CMO collateral                   $     1,183,306   $         --   $        --   $          --      $  1,183,306
          Total assets                           1,418,232        258,596            15        (106,200)        1,570,643
          Total stockholders' equity               290,103         43,972            --         (88,297)          245,778

      Statement Of Operations Items:

          Interest income                  $        49,206   $     15,038   $        21   $      (3,533)     $     60,732
          Interest expense                          38,307          9,544             5          (3,533)           44,323
          Equity in IFC (a)                             --             --            --           2,499             2,499
          Net earnings                               3,165          5,227            41           3,716            12,149

      The following table separates the Company's reporting segments for the three months ended June 30, 1999 (in thousands):

                                               Long-Term        Warehouse
                                              Investment         Lending                   Intercompany
                                              Operations       Operations     Other (b)   Elimination (c)    Consolidated
                                           ----------------   ------------   ----------  ----------------    ------------
      Statement Of Operations Items:

          Interest income                  $        24,327   $      8,695   $        4    $      (2,693)   $       30,333
          Interest expense                          19,815          5,048            --          (2,693)           22,170
          Equity in IFC (a)                             --             --            --           1,409             1,409
          Net earnings                               1,059          3,486           (1)           1,410             5,954

         The following table separates the Company's reporting segments, as of, and for the six months ended June 30, 1998 (in thousands):

                                              Long-Term         Warehouse
                                              Investment         Lending                   Intercompany
                                              Operations        Operations    Other (b)   Elimination (c)     Consolidated
                                           ----------------   ------------   ----------  ----------------    ------------
      Balance Sheet Items:

          CMO collateral                   $     1,422,920   $         --   $       --    $           --   $    1,422,920
          Total assets                           1,725,846        496,825       15,085         (133,015)        2,104,741
          Total stockholders' equity               264,833         31,717        7,821          (53,472)          250,899

      Statement Of Operations Items:

          Interest income                  $        62,533   $     30,361   $      207    $     (11,426)   $       81,675
          Interest expense                          49,479         22,095          244          (11,426)           60,392
          Depreciation and amortization                 11             --          201               --               212
          Equity in IFC (a)                             --             --           --            3,949             3,949
          Net earnings                              10,018          8,029          (57)           4,792            22,782

      The following table separates the Company's reporting segments for the three months ended June 30, 1998 (in thousands):

                                               Long-Term        Warehouse
                                               Investment        Lending                   Intercompany
                                               Operations      Operations     Other (b)   Elimination (c)     Consolidated
                                           ----------------   ------------   ----------  ----------------    ------------
      Statement Of Operations Items:

          Interest income                  $        33,599   $     13,638   $      154    $      (4,285)   $       43,106
          Interest expense                          25,853          9,838          183           (4,285)           31,589
          Depreciation and amortization                  6             --          152               --               158
          Equity in IFC (a)                             --             --           --            1,793             1,793
          Net earnings                               5,821          3,644          (45)           2,258            11,678


      (a) The Conduit Operations is accounted for using the equity method and is an unconsolidated subsidiary of the Company.
      (b) Primarily  includes the
      operations of Dove, of which the Company owned a 50% interest and account reclassifications.
      (c) Elimination of intercompany balance sheet and income statement items.

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

                                                               BALANCE SHEETS


                                                                                     June 30, 1999       December 31, 1998
                                                                                    -----------------    ------------------
                                         ASSETS
      Cash                                                                           $       17,216      $            422
      Investment securities available-for-sale                                                2,854                 5,965
      Investment securities available-for-trading                                               --                  5,300
      Mortgage loans held-for-sale                                                          150,381               252,568
      Mortgage servicing rights                                                              13,056                14,062
      Premises and equipment, net                                                             2,386                 1,978
      Due from affiliates                                                                       750                 9,152
      Accrued interest receivable                                                               582                 1,896
      Other assets                                                                           11,280                22,529
                                                                                    -----------------    ------------------
               Total assets                                                          $      198,505      $        313,872
                                                                                    ==================   ==================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
      Borrowings from IWLG                                                           $      145,168      $        192,900
      Other borrowings                                                                          233                67,058
      Due to affiliates                                                                      20,320                24,382
      Deferred revenue                                                                       10,881                10,605
      Other liabilities                                                                       5,287                 6,064
                                                                                    -----------------    ------------------
               Total liabilities                                                            181,889               301,009
                                                                                    -----------------    ------------------
      Shareholders' Equity:
      Preferred stock                                                                        18,053                18,053
      Common stock                                                                              182                   182
      Accumulated deficit                                                                    (2,328)               (4,852)
      Accumulated other comprehensive earnings (loss)                                           709                  (520)
                                                                                    -----------------    ------------------
             Total shareholders' equity                                                      16,616                12,863
                                                                                    =================    ==================
               Total liabilities and shareholders' equity                            $      198,505      $        313,872
                                                                                    =================    ==================

                                                            STATEMENTS OF OPERATIONS
                                                              For the Three Months           For the Six Months
                                                                  Ended June 30,                Ended June 30,
                                                         ----------------------------- -------------------------------
                                                              1999            1998           1999            1998
                                                         -------------    -------------  ------------  ---------------
Interest income                                          $       4,662    $      9,857   $     9,495   $       24,656
Interest expense                                                 4,299           8,524         9,045           19,307
                                                         --------------   -------------  ------------  ---------------
   Net interest income                                             363           1,333           450            5,349
                                                         --------------   -------------  ------------  ---------------

Gain on sale of loans                                            9,483           5,153        14,490            8,872
Loan servicing income                                            1,553           1,705         3,694            2,706
Other non-interest income                                          145             115           484              311
                                                         --------------   -------------  ------------  ---------------
     Total non-interest income                                  11,181           6,973        18,668           11,889

Write-down on securities available-for-sale                      3,666              --         4,225               --
General and administrative and other expense                     2,249           1,242         3,445            2,285
Personnel expense                                                1,561           2,221         3,351            4,781
Amortization of mortgage servicing rights                        1,137           1,533         2,564            2,925
Loss on sale of mortgage servicing rights                          309              --           876               --
Provision for repurchases                                          159             170           179              340
                                                         --------------   -------------  ------------  ---------------
     Total non-interest expense                                  9,081           5,166        14,640           10,331
                                                         --------------   -------------  ------------  ---------------
    Net earnings before income taxes                             2,463           3,140         4,478            6,907
Income taxes                                                     1,040           1,325         1,954            2,915
                                                         --------------   -------------  ------------  ---------------
      Net earnings                                       $       1,423    $      1,815   $     2,524   $        3,992
                                                         ==============   =============  ============  ===============

      8.  Investment in Impac Commercial Holdings, Inc.

         Subsequent to ICH's initial public offering on August 4, 1997, the Company was entitled to 17.4% of the earnings or losses of ICH through its ownership of 1,394,000 shares, or 9.8%, of the combined ICH voting common stock and ICH non-voting Class A Common Stock. The Company recorded its investment in ICH using the equity method. Under this method, original investments were recorded at cost and adjusted by the Company's share of earnings or losses. On October 21, 1998, ICH repurchased from IMH 937,084 shares of Common Stock and 456,916 shares of class A common stock at a price of $4.375 per share for a total repurchase of $6.1 million, representing a loss to IMH of $9.1 million. The Company had no investment in ICH at June 30, 1999 or December 31, 1998.

         On May 5, 1999, ICH executed a stock purchase agreement pursuant to which it issued to Fortress Partners LP (Fortress) $12.0 million of series B convertible preferred stock of ICH. In addition, FIC Management Inc.
      (FIC), an affiliate of Fortress, entered into a definitive agreement with RAI Advisors, LLC (RAI) for the assignment of RAI's rights and interests in the Management Agreement with ICH. In connection with these transactions, the submanagement agreement among RAI, IMH and IFC was terminated and a new submanagement agreement was entered into among FIC, IMH and IFC and the right of first refusal agreement among RAI, ICH, ICCC, IMH and IFC was terminated. Under the new submanagement agreement, IMH and IFC provide various services including accounting, data processing and secondary marketing to ICH, as Fortress deems necessary, for an annual fee of $250,000.

      9. Stockholders' Equity

         During the six months ended June 30, 1999, the Company raised capital of $928,000 from the sale of 212,995 shares of common stock issued through its Dividend Reinvestment and Stock Purchase Plan (DRSPP).

         During the six months ended June 30, 1999, the Company repurchased 684,100 shares of common stock for $3.9 million.

         During  the six months  ended  June 30,  1999,  the  Company  exchanged
      1,359,507 shares of its common stock, at an average price of $5.70 per share, for 11% senior subordinated debentures due to mature on February 15, 2004.

         On June 22, 1999, the Company declared a second quarter dividend of $788,000 to series B preferred stockholders. This dividend was paid on July 27, 1999.

         On June 22, 1999, the Company declared a second quarter dividend of $2.7 million, or $0.12 per share. This dividend was paid on July 15, 1999 to common stockholders of record on June 30, 1999.

         On March 30, 1999, the Company declared a first quarter dividend of $2.3 million, or $0.10 per share. This dividend was paid on April 23, 1999 to common stockholders of record on April 9, 1999.

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

      SIGNIFICANT TRANSACTIONS

      Exchange Offering

         The Company exchanged 1,359,507 shares of its common stock, at an average price of $5.70 per share, for 11% senior subordinated debentures due to mature on February 15, 2004. The debentures are unsecured obligations of the Company subordinated to all indebtedness of the Company's subsidiaries. The debentures bear interest at 11% per annum from their date of issuance, payable quarterly, commencing May 15, 1999, until the debentures are paid in full. The debentures mature on February 15, 2004, at which the date may be extended once by the Company to a date not later than May 15, 2004, provided that the Company satisfies certain conditions. Commencing on February 15, 2001, the debentures are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date.

      Collateralized Mortgage Obligations ("CMOs")

         The Company issued two CMOs during the first six months of 1999. The first CMO was issued in February of 1999 for $183.1 million and was collateralized by $120.8 million of adjustable-rate mortgages and $77.8 million of residential loans secured by second trust deeds. The second CMO was issued in June of 1999 for $115.0 million and was collateralized by $117.6 million of primarily adjustable-rate mortgages. The issuance of CMOs provides the Company with immediate liquidity, a locked-in net interest rate spread and eliminates the Company's exposure to margin calls on such loans.

      Definitive Agreement to Acquire a California Thrift and Loan

         During the first quarter of 1999, the Company completed a definitive agreement to acquire a California Industrial Thrift and Loan ("Bank"). As such, the Company has submitted its completed application to federal and state regulatory agencies, the Federal Deposit Insurance Corporation ("FDIC") and the Department of Financial Institutions ("DFI") for their approval, including the proposed relocation of the Bank's headquarters to the Company's location in Newport Beach, California. During the second quarter, the Company underwent an initial field review by the regulators in connection with the application. The Company is not aware of any outstanding issues that would impede its ability to obtain regulatory approval by September 1, 1999. The acquisition of the Bank will facilitate investment in high quality residential mortgage loans and provide access to a relatively low cost of funds from a stable and diverse deposit base, along with financing from the Federal Home Loan Bank. The Company is planning to raise sufficient cash to reserve $25.0 million for the initial capitalization of the Bank.

      Advance to Impac Funding Corporation

         During the second quarter of 1999, IMH advanced $14.5 million in cash, in the form of an interest-only note payable, to IFC as part of the initial capitalization of the Bank.

      BUSINESS OPERATIONS

         Long-Term Investment Operations: During the first six months of 1999, the Long-Term Investment Operations, conducted by IMH and IMH Assets, acquired $283.0 million of mortgages from IFC as compared to $794.0 million of mortgages acquired during the same period in 1998. Mortgages purchased by the Long-Term Investment Operations during the first six months of 1999 consisted of $196.1 million of adjustable-rate mortgages ("ARMs") secured by first liens on residential property and $86.9 million of fixed-rate mortgages ("FRMs") primarily secured by second trust deeds on residential property. During the first six months of 1999, IMH Assets issued CMOs totaling $298.1 million as compared to CMOs totaling $768.0 million during the same period in 1998. As of June 30, 1999, the Long-Term Investment Operations portfolio of mortgage loans consisted of $1.2 billion of mortgage loans held in trust as collateral for CMOs and $14.7 million of mortgage loans held-for-investment, of which approximately 56% were FRMs and 44% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of mortgage loans was 9.35% at June 30, 1999 with a weighted average margin of 4.37%. The portfolio of mortgage loans included 82% of "A" credit quality, non-conforming mortgage loans and 18% of "B" and "C" credit quality, non-conforming mortgage loans, as defined by the Company. The Long-Term Investment Operations also sold $8.1 million in principal balance of mortgages to IFC during the first six months of 1999 as compared to $151.3 million during the same period in 1998. During the first six months of 1999, the Long-Term Investment Operations acquired $9.1 million of securities from IFC as compared to $47.7 million during the same period in 1998. During 1998, these securities were generated primarily from the periodic issuance of real estate mortgage investment conduits ("REMICs"). As of June 30, 1999, the Long-Term Investment Operations had $92.3 million of investment securities available-for-sale.

         Conduit Operations: The Conduit Operations, conducted by IFC, continues to support the Long-Term Investment Operations of the Company by supplying IMH and IMH Assets with mortgages for IMH's long-term investment portfolio. In acting as the mortgage conduit for the Company, IFC's mortgage acquisitions decreased 51% to $631.6 million during the first six months of 1999 as compared to $1.3 billion of mortgages acquired during the same period in 1998. IFC sold whole loans to third party investors totaling $439.8 million, which contributed to the gain on sale of loans of $14.5 million, during the first six months of 1999. This compares to securitizations and whole loan sales to third party investors of $784.3 million, resulting in gain on sale of loans of $8.9 million, during the same period in 1998. IFC did not issue any REMICs during the first six months of 1999. IFC had deferred income of $10.9 million at June 30, 1999 as compared to $10.6 million at December 31, 1998. The increase in deferred income relates to the sale of $287.6 million in principal balance of mortgages to IMH during the first six months of 1999, which are deferred and amortized or accreted over the estimated life of the loans. IFC's servicing portfolio decreased 29% to $2.4 billion at June 30, 1999 as compared to $3.4 billion at June 30, 1998. The loan delinquency rate of mortgages in IFC's servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 6.18% at June 30, 1999 as compared to 5.66%, 4.82%, 5.21%, and 4.29% for the last four quarter-end periods.

         Warehouse Lending Operations: At June 30, 1999, the Warehouse Lending Operations, conducted by IWLG, had $1.4 billion of warehouse lines of credit available to 40 borrowers, of which $230.0 million was outstanding thereunder, including $145.2 million outstanding to IFC, $18.2 million outstanding to the Long-Term Investment Operations, and $3.8 million outstanding to Walsh Securities, Inc. ("WSI"). James Walsh, Executive Vice President of WSI, is also a Director of IMH.

      RESULTS OF OPERATIONS--
      IMPAC MORTGAGE HOLDINGS , INC.

      For the Three Months Ended June 30, 1999 as compared to the Three Months Ended June 30, 1998

      Net Earnings

         The Company recorded net earnings of $6.0 million, or $0.21 per diluted common share, during the second quarter of 1999 as compared to net earnings of $11.7 million, or $0.49 per diluted common share, during the second quarter of 1998. The decrease in net earnings was primarily due to the following: (1) a decrease of $3.4 million in net interest income as a result of the Company deleveraging its balance sheet and increasing liquidity by selling Mortgage Assets during the fourth quarter of 1998,
      (2) a decrease in non-interest income of $1.3 million primarily due to decreases in equity in net earnings of Impac Funding Corporation and Impac Commercial Holdings, Inc. ("ICH"), and (3) an increase of $1.0 million in provision for loan losses.

         The Company deleveraged its balance sheet and increased liquidity in response to the global liquidity crisis which occurred during the latter part of 1998 and resulted in a deterioration of the mortgage-backed securitization market. In order to decrease leverage and increase liquidity to meet margin calls, the Company sold Mortgage Assets at significant losses during the fourth quarter of 1998. As a result of the sale of Mortgage Assets, total assets decreased 24% to $1.6 billion at June 30, 1999 as compared to $2.1 billion at June 30, 1998 and total average Mortgage Assets decreased 20% to $1.6 billion during the second quarter of 1999 as compared to $2.0 billion during the second quarter of 1998. In addition, the Company's ratio of debt to equity decreased to 5.37:1 at June 30, 1999 as compared to 5.55:1 at December 31, 1998 and 7.29:1 at June 30, 1998. The combination of lower average Mortgage Assets and decreased leverage was primarily responsible for the reduction of net interest income during the second quarter of 1999 as compared to the second quarter of 1998. However, as the mortgage sector stabilized during the first six months of 1999 and recovered from the volatility that occurred during the latter part of 1998, the Company returned to overall profitability and profitability on the sale of its mortgage loans during the second quarter of 1999.

         The Company was also successful in increasing book value per common share which increased to $9.49 per common share (calculated after reduction of $30.0 million liquidation value of series B cumulative convertible preferred stock ("Preferred Stock")) at June 30, 1999 as compared to $9.02 per common share at December 31, 1998. The Company expects that the retention of earnings in excess of dividend distributions for the remainder of 1999 will continue to improve the Company's book value per common share. The Company's current common stock dividend policy is to base quarterly dividends per common share upon the Company's best estimate of taxable earnings for the year ending December 31, 1999. However, the Board of Directors reserves the right to make adjustments to this policy as actual results may differ from earnings projections. The Company's Board of Directors previously declared a second quarter dividend of $0.12 per common share, paid on July 15, 1999 to stockholders of record on June 30, 1999, a 20% increase over the dividend of $0.10 per common share for the first quarter of 1999. The Company also declared a second quarter Preferred Stock dividend of $788,000.

      Net Interest Income

         Net interest income decreased 29% to $8.2 million during the second quarter of 1999 as compared to $11.5 million during the second quarter of 1998 primarily due to a decrease in average Mortgage Assets. Interest income is primarily interest earned on Mortgage Assets and includes interest earned on cash and cash equivalents and due from affiliates.
      Interest  expense is primarily  interest  paid on  borrowings  on Mortgage
      Assets and includes interest paid on due to affiliates and senior subordinated debentures. Average Mortgage Assets decreased 20% to $1.6 billion during the second quarter of 1999 as compared to $2.0 billion during the second quarter of 1998 due to the following: (1) sale of Mortgage Assets during the fourth quarter of 1998, (2) reduction in mortgage loan production at IFC, which decreased average outstanding finance receivables, and (3) the Company's concentration on strengthening book value and conserving capital by reducing leverage. Net interest income also decreased as the net interest margin decreased to 2.02% during the second quarter of 1999 as compared to 2.36% during the second quarter of 1998. The net interest margin on Mortgage Assets decreased primarily due to a decrease in the net interest spread on CMO collateral, which decreased to 0.50% during the first quarter of 1999 as compared to 1.28% during the first quarter of 1998.

         The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the second quarters of 1999 and 1998 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):


                                                             For the Three Months                   For the Three Months
                                                             Ended June 30, 1999                    Ended June 30, 1998
                                                     -------------------------------------  --------------------------------------
                                                       Average                 Weighted       Average                   Weighted
                                                       Balance      Interest   Avg Yield      Balance     Interest      Avg Yield
                                                     ------------  ---------- -----------   ----------- ------------- ------------
                   MORTGAGE ASSETS
      Investment securities available-for-sale:
      Sub-securities collateralized by mortgages     $     91,275  $   3,213      14.08 %    $   91,269 $     2,938      12.88 %
      Sub-securities collateralized by other loans         10,779        213       7.90           5,369         149      11.10
                                                     ------------- -----------               ---------- -------------
         Total investment securities                      102,054      3,426      13.43          96,638       3,087      12.78
            available-for-sale                       ------------- -----------               ---------- -------------

    Loan receivables:
    CMO collateral                                      1,159,345     19,489       6.72       1,309,736      26,441       8.08
    Mortgage loans held-for-investment                     58,088      1,104       7.60         178,036       3,265       7.34
    Finance receivables:
      Affiliated                                          223,773      4,340       7.76         343,860       7,328       8.52
      Non-affiliated                                       68,717      1,541       8.97          91,927       2,257       9.82
                                                     ------------- -----------               ---------- -------------
         Total finance receivables                        292,490      5,881       8.04         435,787       9,585       8.80
                                                     ------------- -----------               ---------- -------------
         Total Loan Receivables                         1,509,923     26,474       7.01       1,923,559      39,291       8.17
                                                     ------------- -----------              ----------- -------------
         Total Mortgage Assets                       $  1,611,977  $  29,900       7.42 %   $ 2,020,197 $    42,378       8.39 %
                                                     ============= ===========              =========== =============

                      BORROWINGS
    CMO borrowings                                   $  1,053,205  $  16,377       6.22 %   $ 1,214,975 $    20,658       6.80 %
    Reverse repurchase agreements - mortgages             328,034      5,032       6.14         571,416       9,449       6.61
    Reverse repurchase agreements - securities             20,727        331       6.39          23,551         377       6.40
                                                     ------------ ------------              ----------- -------------
         Total borrowings on
            Mortgage Assets                          $  1,401,966 $   21,740       6.20 %   $ 1,809,942 $    30,484       6.74 %
                                                     ============ ============              =========== =============

    Net Interest Spread                                                            1.22 %                                 1.65 %

    Net Interest Margin                                                            2.02 %                                 2.36 %

         Interest Income on Mortgage Assets: Interest income on CMO collateral decreased 26% to $19.5 million during the second quarter of 1999 as compared to $26.4 million during the second quarter of 1998 as average CMO collateral decreased 8% to $1.2 billion as compared to $1.3 billion, respectively. Average CMO borrowings decreased as the Long-Term Investment Operations issued CMOs totaling $298.1 million, since the end of the second quarter of 1998, as compared to CMOs totaling $941.7 million, since the end of the second quarter of 1997. In addition, total principal prepayments on CMOs since the end of the second quarter of 1998 were $595.7 million. Interest income on CMO collateral also decreased as the weighted average yield decreased to 6.72% during the second quarter of 1999 as compared to 8.08% during the second quarter of 1998. The weighted average yield on CMO collateral decreased due to a decrease in mortgage interest rates, generally, and the London Interbank Offered Rate ("LIBOR"), specifically. During the second quarter of 1999, six-month LIBOR, which is the primary interest rate index of adjustable-rate CMO collateral, decreased to an average of 4.84% as compared to an average of 5.53% during the second quarter of 1998. As a result of the decrease in mortgage interest rates and LIBOR, principal prepayment rates increased along with a corresponding increase in amortization of loan premiums. During the second quarter of 1999, the prepayment rate on CMO collateral was 41% as compared to 29% during the second quarter of 1998. However, IFC continues to increase control over flow acquisitions through agreements with certain correspondents providing first right of refusal on their loan production. Additionally, IFC estimates that approximately 40% of new loan production as of the end of the second quarter of 1999 included prepayment penalties as compared to less than 5% at the same time last year. Therefore, due to IFC's correspondent agreements and increased levels of prepayment penalties, subsequent CMO collateral acquired by the Long-Term Investment Operations from IFC should contribute to a reduction in prepayment rates and stability of earnings.

         Interest income on mortgage loans held-for-investment decreased 67% to $1.1 million during the second quarter of 1999 as compared to $3.3 million during the second quarter of 1998 as average mortgage loans held-for-investment decreased 67% to $58.1 million as compared to $178.0 million, respectively. Average mortgage loans held-for-investment decreased due to decreased loan acquisitions by IMH, which were $81.0 million during the second quarter of 1999 as compared to $116.2 million during the second quarter of 1998. The weighted average yield on mortgage loans held-for-investment increased to 7.60% during the second quarter of 1999 as compared to 7.34% during the second quarter of 1998.

         Interest income on finance receivables decreased 39% to $5.9 million during the second quarter of 1999 as compared to $9.6 million during the second quarter of 1998 as average finance receivables decreased 33% to $292.5 million as compared to $435.8 million, respectively. The decrease in interest income on finance receivables was primarily the result of a 35% decrease in average finance receivables to affiliated companies, primarily IFC. Average Finance receivable to affiliated companies decreased to $223.8 million during the second quarter of 1999 as compared to $343.9 million during the second quarter of 1998 as IFC's mortgage loan acquisitions decreased to $379.9 million as compared to $665.4 million, respectively. As such, interest income on finance receivables to affiliates decreased 41% to $4.3 million during the second quarter of 1999 as compared to $7.3 million during the second quarter of 1998. The weighted average yield on affiliated finance receivables decreased to 7.76% during the second quarter of 1999 as compared to 8.52% during the second quarter of 1998. Interest income on finance receivables to non-affiliated mortgage banking companies decreased 35% to $1.5 million during the second quarter of 1999 as compared to $2.3 million during the second quarter of 1998 as average finance receivables outstanding to non-affiliated mortgage banking companies decreased 25% to $68.7 million as compared to $91.9 million, respectively. The weighted average yield on non-affiliated finance receivables decreased to 8.97% during the second quarter of 1999 as compared to 9.82% during the second quarter of 1998. The overall weighted average yield on finance receivables decreased to 8.04% during the second quarter of 1999 as compared to 8.80% during the second quarter of 1998. Yields on finance receivables decreased during the second quarter of 1999 as compared to the second quarter of 1998 due to a decrease in the average prime rate ("Prime"), which is used as the index to determine interest rates on finance receivables, to 7.75% from 8.50%, respectively.

         Interest income on investment securities available-for-sale increased 10% to $3.4 million during the second quarter of 1999 as compared to $3.1 million during the second quarter of 1998 as average investment securities available-for-sale, net of securities valuation allowance, increased 6% to $102.1 million as compared to $96.6 million, respectively. The increase in average securities available-for-sale was the result of the Long-Term Investment Operations purchasing and retaining mortgage-backed securities of $9.1 million during the second quarter of 1999. The weighted average yield on investment securities available-for-sale increased to 13.43% during the second quarter of 1999 as compared to 12.78% during the second quarter of 1998.

         Interest expense on borrowings: Interest expense on CMO borrowings decreased 21% to $16.4 million during the second quarter of 1999 as compared to $20.7 million during the second quarter of 1998 as average borrowings on CMO collateral decreased 8% to $1.1 billion as compared to $1.2 billion, respectively. Average CMO borrowings decreased as the Long-Term Investment Operations issued CMOs totaling $298.1 million, since the end of the second quarter of 1998, as compared to CMOs totaling $941.7 million during the same period in 1998. In addition, total principal prepayments on CMOs since the end of the second quarter of 1998 were $595.7 million. The weighted average yield of CMO borrowings decreased to 6.22% during the second quarter of 1999 as compared to 6.80% during the second quarter of 1998. The decrease in the weighted average yield on reverse repurchase agreements was due to the decrease in six-month LIBOR, which is the primary interest rate index of these instruments.

         Interest  expense on  reverse  repurchase  agreements  used to fund the acquisition of mortgage loans and finance receivables decreased 47% to $5.0 million during the second quarter of 1999 as compared to $9.4 million during the second quarter of 1998 as average reverse repurchase agreements decreased 43% to $328.0 million as compared to $571.4 million, respectively. This decrease was primarily related to a decrease in finance receivables made to IFC as IFC's acquisition of mortgage loans were lower during the second quarter of 1999 as compared to the second quarter of 1998. The weighted average yield on reverse repurchase agreements decreased to 6.14% during the second quarter of 1999 as compared 6.61% during the second quarter of 1998.

         The Company also uses mortgage-backed securities as collateral to borrow under reverse repurchase agreements to fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements decreased 12% to $331,000 during the second quarter of 1999 as compared to $377,000 during the second quarter of 1998. The average balance on these reverse repurchase agreements decreased 12% to $20.7 million during the second quarter of 1999 as compared to $23.6 million during the second quarter of 1998 primarily due to improved liquidity. The weighted average yield of these reverse repurchase agreements decreased to 6.39% during the second quarter of 1999 as compared 6.40% during the second quarter of 1998.

      Non-Interest Income

         Non-interest income decreased 43% to $2.0 million during the second quarter of 1999 as compared to $3.3 million during the second quarter of 1998. The decrease in non-interest income was primarily due to decreases in equity in net earnings of IFC and ICH.

         Equity in Net Earnings of IFC

         During the second quarter of 1999, equity in net earnings of IFC decreased to $1.4 million as compared to $1.8 million during the second quarter of 1998 due to a decrease in IFC's net earnings. IFC's net earnings decreased primarily due to a decrease of $1.0 million in net interest income and an increase of $1.0 million in general and administrative and other expense. These reductions to net earnings were partially offset by a decrease of $660,000 in personnel expense.

         IFC's net interest income decreased as average mortgage loans held-for-sale decreased 47% to $211.2 million during the second quarter of 1999 as compared to $401.7 million during the second quarter of 1998. Average mortgage loans held-for-sale decreased as mortgage loan acquisitions decreased 40% to $379.9 million during the second quarter of 1999 as compared to mortgage loan acquisitions of $665.4 million during the second quarter of 1998. Mortgage loan acquisitions decreased during the second quarter of 1999 as compared to the second quarter of 1998 due to the residual effects of the liquidity crisis, which occurred during the latter half of 1998. In response to the liquidity crisis, IFC raised interest rates on its loan programs and decreased the amount of premiums paid on its loan acquisitions, which caused some of IFC's correspondent sellers to use other sources for the funding of their mortgage loans. During the first six months of 1999, IFC continued to rebuild its mortgage loan acquisitions to previous levels by offering its sellers competitive and flexible mortgage products and the introduction of two new divisions. The new divisions are focused on getting closer to the borrower through a retail based portfolio retention program, along with interacting directly with the mortgage broker community.

         IFC's net earnings during the second quarter of 1999 were adversely affected by an increase in general and administrative and other expense to $2.2 million as compared to $1.2 million during the second quarter of 1998. This increase was primarily related to non-reimbursable expenses from the retail and wholesale lending divisions that began operations in early 1999.

         IFC's gain on sale of loans increased to $9.5 million during the second quarter of 1999 as compared to $5.2 million during the second quarter of 1998. However, the increase in gain on sale of loans was due to a reduction of mark-to-market allowances of $4.1 million. The reduction of mark-to-market allowances during the second quarter of 1999 was partially offset by write-down on investment securities of $3.7 million. Excluding the reduction of mark-to-market allowances, IFC was profitable on the sale of its mortgage loans during the second quarter of 1999 as compared to the second quarter of 1998 as the mortgage-backed securitization market recovered from the volatility that occurred during 1998. In line with the Company's overall strategy to improve liquidity, IFC sold mortgage loans on a whole loan basis for cash, as opposed to sales through asset-backed securitizations for non-cash gains. During the second quarter of 1999, IFC sold mortgages totaling $276.8 million to third party investors as compared to loan sales of $185.9 million during the second quarter of 1998. Of the third party loan sales during the second quarter of 1999, IFC sold $45.7 million of loans on a servicing released basis as compared to no loans sold on a servicing released basis during the second quarter of 1998. The sale of these loans on a servicing released basis reduced IFC's exposure to further prepayment risk. IFC also sold $88.8 million in principal balance of mortgages to IMH during the second quarter of 1999 as compared to $112.5 million during the second quarter of 1998. The sale of loans to IMH during the second quarter of 1999 increased IFC's deferred income to $10.9 million at June 30, 1999 as compared to $10.6 million at December 31, 1998.

         IFC's net earnings were positively affected by a decrease in personnel expense to $1.6 million during the second quarter of 1999 as compared to $2.2 million during the second quarter of 1998. Personnel expense decreased primarily due to a decrease in bonus and incentive compensation paid.

         The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC.

         Equity in Net Earnings of ICH

         During the second quarter of 1999, equity in net earnings of ICH decreased to none as compared to $463,000 during the first six months of 1998. Equity in net earnings of ICH decreased during the second quarter of 1999 as the Company sold its investment in ICH during the fourth quarter of 1998. As such, the Company no longer records earnings or losses of ICH.

      Provision for Loan Losses

         The Company recorded loan loss provisions of $1.5 million during the second quarter of 1999 as compared to $487,000 during the second quarter of 1998. The provision for loan losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

      Credit Exposures

         The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables which includes loans held-for-investment, CMO collateral and finance receivables was 0.28% at June 30, 1999 as compared to 0.47% at December 31, 1998. The decrease in the allowance as a percentage of Gross Loan Receivables was due to the sale of delinquent loans and the reduction in delinquent loan balances in mortgage loans held-for-investment and CMO collateral, as well as an improved cure rate on delinquent loans.

      RESULTS OF OPERATIONS--
      IMPAC MORTGAGE HOLDINGS , INC.

      For the Six Months Ended June 30, 1999 as compared to the Six Months Ended June 30, 1998

      Net Earnings

         The Company recorded net earnings of $12.1 million, or $0.41 per diluted common share, during the first six months of 1999 as compared to net earnings of $22.8 million, or $0.97 per diluted common share, during the first six months of 1998. The decrease in net earnings was primarily due to the following: (1) a decrease of $4.9 million in net interest income as a result of the Company deleveraging its balance sheet and increasing liquidity by selling Mortgage Assets during the fourth quarter of 1998, (2) a decrease in non-interest income of $2.9 million primarily due to decreases in equity in net earnings of IFC and ICH, and (3) an increase of $2.2 million in non-interest expense primarily due to an increase in loss on sale of other real estate owned ("REO").

         Due to the aforementioned sale of Mortgage Assets during the fourth quarter of 1998, net earnings during the first six months of 1999 decreased as compared to the first six months of 1998 as the Company deleveraged its balance sheet and increased liquidity. As a result of the sale of Mortgage Assets, total assets decreased 24% to $1.6 billion at June 30, 1999 as compared to $2.1 billion at June 30, 1998 and total average Mortgage Assets decreased 20% to $1.6 billion during the first six months of 1999 as compared to $2.0 billion during the first six months of 1998. In addition, the Company's ratio of debt to equity decreased to 5.37:1 at June 30, 1999 as compared to 5.55:1 at December 31, 1998 and 7.29:1 at June 30, 1998. The combination of decreased average Mortgage Assets and decreased leverage was primarily responsible for the reduction of net interest income during the first six months of 1999 as compared to the first six months of 1998. However, as the mortgage sector stabilized during the first six months of 1999 and recovered from the volatility that occurred during the latter part of 1998, the Company returned to overall profitability and profitability on the sale of its mortgage loans during the first six months of 1999.

         As stated earlier, the Company was successful in increasing the Company's book value per common share at June 30, 1999 as compared to December 31, 1998. The Company expects that the retention of earnings in excess of dividend distributions for the remainder of 1999 will continue to improve the Company's book value per common share. The Company's current common stock dividend policy is to base quarterly dividends upon the Company's best estimate of taxable earnings for the year ending December 31, 1999. However, the Board of Directors reserves the right to make adjustments to this policy as actual results may differ from earnings projections. The most significant adjustments to GAAP for the first six months of 1999 were as follows: (1) the amortization of the termination of the management agreement with Imperial Credit Advisors, Inc. in December of 1997, which resulted in a deduction of approximately $5.4 million, (2) the exclusion of $2.5 million of equity in net earnings of IFC, (3) actual loan charge-offs which resulted in a deduction of approximately $4.4 million, and (4) the deduction of Preferred Stock dividends of $1.7 million. The Company's estimate of taxable loss for the first six months of 1999 was approximately $(172,000). For the first six months of 1999, the Company declared common stock dividends of $0.22 per common share, all in excess of estimated taxable earnings, and Preferred Stock dividends of $1.7 million.

      Net Interest Income

         Net interest income decreased 23% to $16.4 million during the first six months of 1999 as compared to $21.3 million during the first six months of 1998 primarily due to a decrease in average Mortgage Assets. Average Mortgage Assets decreased 20% to $1.6 billion during the first six months of 1999 as compared to $2.0 billion during the first six months of 1998 due to the following: (1) sale of Mortgage Assets during the fourth quarter of 1998, (2) reduction in mortgage loan production at IFC, which decreased average outstanding finance receivables, and (3) the Company's concentration on strengthening book value and conserving capital by reducing leverage. Net interest income also decreased as the net interest margin decreased to 2.00% during the first six months of 1999 as compared to 2.22% during the first six months of 1998. The net interest margin on Mortgage Assets decreased primarily due to a decrease in the net interest spread on CMO collateral, which decreased to 0.48% during the first six months of 1999 as compared to 0.79% during the first six months of 1998.

         The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the six months ended June 30, 1999 and 1998 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                            For the Six Months                     For the Six Months
                                                           Ended June 30, 1999                    Ended June 30, 1998
                                                     ------------------------------------- ---------------------------------------
                                                       Average                 Weighted      Average                  Weighted
                                                       Balance     Interest    Avg Yield     Balance     Interest     Avg Yield
                                                     ----------- ------------ ------------- ----------- ------------- -------------
                   MORTGAGE ASSETS
   Investment securities available-for-sale:
      Sub-securities collateralized by mortgages     $    90,392 $    6,315      13.97 %  $    78,955  $    4,752       12.04 %
      Sub-securities collateralized by other loans         9,352        436       9.32          5,344         380       14.22
                                                     ----------- -----------              ------------ ------------
         Total investment securities                      99,744      6,751      13.54         84,299       5,132       12.18
    available-for-sale                               ----------- -----------              ------------ ------------

    Loan receivables:
    CMO collateral                                     1,168,051     39,497       6.76      1,180,143      44,190        7.49
    Mortgage loans held-for-investment                    55,745      1,906       6.84        252,762      11,717        9.27
    Finance receivables:
      Affiliated                                         204,296      8,323       8.15        361,701      15,480        8.56
      Non-affiliated                                      69,103      3,109       9.00         77,905       3,719        9.55
                                                     ----------- -----------              ------------ ------------
         Total finance receivables                       273,399     11,432       8.36        439,606      19,199        8.73
                                                      ---------- -----------              ------------ ------------
            Total Loan Receivables                     1,497,195     52,835       7.06      1,872,511      75,106        8.02
                                                      ---------- -----------              ------------ ------------
         Total Mortgage Assets                       $ 1,596,939 $   59,586       7.46 %  $ 1,956,810  $   80,238        8.20 %
                                                     =========== ===========              ============ ============
                      BORROWINGS
    CMO borrowings                                   $ 1,065,930 $   33,458       6.28 %  $ 1,095,206  $   36,688        6.70 %
    Reverse repurchase agreements - mortgages            305,100      9,479       6.21        643,757      21,260        6.61
    Reverse repurchase agreements - securities            21,853        711       6.51         19,352         610        6.30
                                                     ----------- -----------              ------------ ------------
         Total borrowings on
            Mortgage Assets                          $ 1,392,883 $   43,648       6.27 %  $ 1,758,315  $   58,558        6.66 %
                                                     =========== ===========              ============ ============
    Net Interest Spread                                                           1.19 %                                 1.54 %

    Net Interest Margin                                                           2.00 %                                 2.22 %

         Interest Income on Mortgage Assets: Interest income on CMO collateral decreased 11% to $39.5 million during the first six months of 1999 as compared to $44.2 million during the first six months of 1998 as the weighted average yield decreased to 6.76% as compared to 7.49%, respectively. The weighted average yield on CMO collateral decreased due to a decrease in mortgage interest rates, generally, and the London Interbank Offered Rate ("LIBOR"), specifically. During the first six months of 1999, six-month LIBOR decreased to an average of 4.83% as compared to an average of 5.52% during the second quarter of 1998. As a result of the decrease in mortgage interest rates and LIBOR, principal prepayment rates increased along with a corresponding increase in amortization of loan premiums. During the first six months of 1999, the prepayment rate on CMO collateral was 39% as compared to 28% during the first six months of 1998. As stated previously, the Company expects that right of first refusal agreements with IFC's correspondent sellers and increased prepayment penalties on IFC's loan acquisitions should contribute to a reduction in prepayment rates and stability of earnings. Average CMO collateral remained relatively unchanged at $1.17 billion during the first six months of 1999 as compared to $1.18 during the first six months of 1998.

         Interest income on mortgage loans held-for-investment decreased 84% to $1.9 million during the first six months of 1999 as compared to $11.7 million during the first six months of 1998 as average mortgage loans held-for-investment decreased 78% to $55.7 million as compared to $252.8 million, respectively. Average mortgage loans held-for-investment decreased due to decreased loan acquisitions by IMH, which were $283.0 million during the first six months of 1999 as compared to $794.0 million during the first six months of 1998. The weighted average yield on mortgage loans held-for-investment decreased to 6.84% during the first six months of 1999 as compared to 9.27% during the first six months of 1998. The decrease in the weighted average yield was primarily due to the sale of high-yielding second trust deeds throughout 1998 and the securitization of high yielding second trust deeds during the first quarter of 1999.

         Interest income on finance receivables decreased 41% to $11.4 million during the first six months of 1999 as compared to $19.2 million during the first six months of 1998 as average finance receivables decreased 38% to $273.4 million as compared to $439.6 million, respectively. The decrease in interest income on finance receivables was primarily the result of a 44% decrease in average finance receivables to affiliated companies, primarily IFC. Average finance receivables to affiliated companies decreased to $204.3 million during the first six months of 1999 as compared to $361.7 million during the first six months of 1998 as IFC's mortgage loan acquisitions decreased to $631.6 million as compared to $1.3 billion, respectively. As such, interest income on finance receivables to affiliates decreased 46% to $8.3 million during the first six months of 1999 as compared to $15.5 million during the first six months of 1998. The weighted average yield on affiliated finance receivables decreased to 8.15% during the first six months of 1999 as compared to 8.56% during the first six months of 1998. Interest income on finance receivables to non-affiliated mortgage banking companies decreased 16% to $3.1 million during the first six months of 1999 as compared to $3.7 million during the first six months of 1998 as average finance receivables outstanding to non-affiliated mortgage banking companies decreased 11% to $69.1 million as compared to $77.9 million, respectively. The weighted average yield on non-affiliated finance receivables decreased to 9.00% during the first six months of 1999 as compared to 9.55% during the first six months of 1998. The overall weighted average yield on finance receivables decreased to 8.36% during the first six months of 1999 as compared to 8.73% during the first six months of 1998. Yields on finance receivables decreased during the first six months of 1999 as compared to the first six months of 1998 due to a decrease in average Prime, which is used as the index to determine interest rates on finance receivables, to 7.75% from 8.50%, respectively.

         Interest income on investment securities available-for-sale increased 33% to $6.8 million during the first six months of 1999 as compared to $5.1 million during the first six months of 1998 as average investment securities available-for-sale, net of securities valuation allowance, increased 18% to $99.7 million as compared to $84.3 million, respectively. The increase in average securities available-for-sale was the result of the Long-Term Investment Operations purchasing and retaining mortgage-backed securities of $32.8 million, which were issued by IFC, since the end of the second quarter of 1998. The weighted average yield on investment securities available-for-sale increased to 13.54% during the first six months of 1999 as compared to 12.18% during the first six months of 1998.

         Interest expense on borrowings: Interest expense on CMO borrowings decreased 9% to $33.5 million during the first six months of 1999 as compared to $36.7 million during the first six months of 1998 as the weighted average yield on CMO borrowings decreased to 6.28% as compared to 6.70%, respectively. Average CMO borrowings remained relatively unchanged at $1.07 billion during the first six months of 1999 as compared to $1.10 billion during the first six months of 1998.

         Interest expense on reverse repurchase borrowings used to fund the acquisition of mortgage loans and finance receivables decreased 55% to $9.5 million during the first six months of 1999 as compared to $21.3 million during the first six months of 1998. The average balance of these reverse repurchase agreements decreased 53% to $305.1 million during the first six months of 1999 as compared to $643.8 million during the first six months of 1998. This decrease was primarily related to a decrease in finance receivables made to IFC as IFC's acquisition of mortgage loans were lower during the first six months of 1999 as compared the first six months of 1998. The weighted average yield of these reverse repurchase agreements decreased to 6.21% during the first six months of 1999 as compared 6.61% during the first six months of 1998. The decrease in the weighted average yield on reverse repurchase agreements was due to the decrease in six-month LIBOR, which is the primary interest rate index of these instruments.

         The Company also uses mortgage-backed securities as collateral to borrow under reverse repurchase agreements to fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements increased 17% to $711,000 during the first six months of 1999 as compared to $610,000 during the first six months of 1998. The average balance on these reverse repurchase agreements increased 13% to $21.9 million during the first six months of 1999 as compared to $19.4 million during the first six months of 1998. The weighted average yield of these reverse repurchase agreements increased to 6.51% during the first six months of 1999 as compared 6.30% during the first six months of 1998.

      Non-Interest Income

         Non-interest income decreased 44% to $3.7 million during the first six months of 1999 as compared to $6.6 million during the first six months of 1998. The decrease in non-interest income was primarily due to decreases in equity in net earnings of IFC and ICH.

         Equity in Net Earnings of IFC

         During the first six months of 1999 equity in net earnings of IFC decreased to $2.5 million as compared to $3.9 million during the first six months of 1998 due to a decrease in IFC's net earnings. IFC's net earnings decreased primarily due to a decrease of $4.9 million in net interest income. The decrease in net interest income was partially offset by a net increase of $1.5 million in gain on sale of loans, after deducting the reversal of mark-to-market allowances of $4.1 million during the second quarter of 1999, and an increase of $1.2 million in loan servicing and other non-interest income.

         IFC's net interest income decreased as average mortgage loans held-for-sale decreased 55% to $210.5 million during the first six months of 1999 as compared to $464.4 million during the first six months of 1998. Average mortgage loans held-for-sale decreased as mortgage loan acquisitions decreased 48% to $631.6 million during the first six month of 1999 as compared to mortgage loan acquisitions of $1.3 billion during the first six months of 1998. Mortgage loan acquisitions decreased during the first six months of 1999 as compared to the first six months of 1998 due to the residual effects of the liquidity crisis, which occurred during the latter half of 1998. In response to the liquidity crisis, IFC raised interest rates on its loan programs and decreased the amount of premiums paid on its loan acquisitions, which caused some of IFC's correspondent sellers to use other sources for the funding of their mortgage loans. During the first six months of 1999, IFC continued to rebuild its mortgage loan acquisitions to previous levels by offering its sellers competitive and flexible mortgage products and the introduction of two new divisions. IFC's net interest income also decreased during the first six months of 1999 as the weighted average yield on mortgage loans held-for-sale decreased to 8.50% as compared to a weighted average yield of 10.00% during the first six months of 1998. IFC's yield on mortgage loans held-for-sale during the first six months of 1998 included the acquisition of high-yielding second trust deeds, which IFC acquired from Preferred Credit Corporation during the fourth quarter of 1997. The majority of these second trust deeds were sold to third party investors during 1998 or sold to the Long-Term Investment Operations for CMO collateral during the first quarter of 1999.

         IFC's gain on sale of loans increased to $14.5 million during the first six months of 1999 as compared to $8.9 million during the first six months of 1998. However, the increase in gain on sale of loans was due to a reduction of mark-to-market allowances of $4.1 million recorded during the second quarter of 1999. In addition, the reduction of mark-to-market allowances was partially offset by write-down on investment securities of $3.7 million recorded during the second quarter of 1999. Excluding the reduction of mark-to-market allowances, IFC was profitable on the sale of its mortgage loans during the second quarter of 1999 as compared to the second quarter of 1998 as the mortgage-backed securitization market recovered from the volatility that occurred during 1998. In line with the Company's overall strategy to improve liquidity, IFC sold mortgage loans on a whole loan basis for cash, as opposed to sales through asset-backed securitizations for non-cash gains. During the first six months of 1999, IFC sold mortgages totaling $439.8 million to third party investors as compared to loan sales and securitizations of $784.3 million during the first six months of 1998. Of the third party loan sales during the first six months of 1999, IFC sold $158.3 million of loans on a servicing released basis as compared to no loans sold on a servicing released basis during the first six months of 1998. The sale of these loans on a servicing released basis reduced IFC's exposure to further prepayment risk. IFC also sold $287.6 million in principal balance of mortgages to IMH during the first six months of 1999 as compared to $771.2 million during the first six months of 1998. The sale of loans to IMH during the first six months of 1999 increased IFC's deferred income to $10.9 million at June 30, 1999 as compared to $10.6 million at December 31, 1998.


         Equity in Net Earnings of ICH

         During the first six months of 1999, equity in net earnings of ICH decreased to none as compared to $841,000 during the first six months of 1998. Equity in net earnings of ICH decreased during the first six months of 1999 as the Company sold its investment in ICH during the fourth quarter of 1998. As such, the Company no longer records earnings or losses of ICH.

      Non-Interest Expense

         During the first six months of 1999, net earnings were adversely affected by a 79% increase in non-interest expense. Non-interest expense increased to $5.0 million during the first six months of 1999 as compared to $2.8 million during the first six months of 1998 primarily due to an increase of $1.6 million in losses on sale of REO properties real estate owned.

      Provision for Loan Losses

         The Company recorded loan loss provisions of $3.0 million during the first six months of 1999 as compared to $2.4 million during the first six months of 1998. The provision for loan losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

      LIQUIDITY AND CAPITAL RESOURCES

         Overview. The Company's business operations are primarily funded from monthly interest and principal payments from its mortgage loan and investment securities portfolios, reverse repurchase agreements secured by mortgage loans and mortgage-backed securities, adjustable- and fixed-rate CMO financing, proceeds from the sale of mortgage loans and the issuance of REMICs, and proceeds from the issuance of common stock through secondary stock offerings, DRSSP, and its structured equity shelf. In July of 1999 the Company decided to suspend its DRSSP. The acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, reverse repurchase agreements, CMO financing, and proceeds from the sale of common stock. The acquisition of mortgage loans by the Conduit Operations are primarily funded from reverse repurchase agreements, the sale of mortgage loans and mortgage-backed securities, and the issuance of REMICs. Short-term warehouse financing, or finance receivables, provided by the Warehouse Lending Operations to affiliated companies and to IFC's correspondent sellers are funded from reverse repurchase agreements and proceeds from the sale of common stock.

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

         During the latter half of 1998, a global liquidity crisis resulted in a deterioration of the mortgage-backed securitization market and created liquidity problems for the Company as the Company's lenders made margin calls on their warehouse and reverse repurchase lines. Margin calls result from the Company's lenders evaluating the market value of underlying collateral securing the borrowings and requiring additional equity or collateral. The Company sold Mortgage Assets at significant losses during the fourth quarter of 1998 to meet margin calls. The sale of Mortgage Assets and the issuance of Preferred Stock during the fourth quarter of 1998 provided the Company with much needed liquidity at the time. In addition, the Company decreased its ratio of debt to equity at June 30, 1999 as compared to June 30, 1998 and, as a result, the Company had no margin calls on its reverse repurchase agreements during the first six months of 1999. Furthermore, the mortgage-backed securitization market stabilized during the first six months of 1999 and allowed the Company to complete two CMOs. The issuance of CMOs provides the Company with immediate liquidity, a locked-in interest rate spread and eliminates the Company's exposure to margin calls on such loans. A decrease in loan acquisitions during the first six months of 1999 along with a return to profitability has provided additional liquidity from operating activities. However, the Company expects loan acquisitions and originations from its two new divisions will increase during last six months of 1999, along with a corresponding increase in staff, which will require additional cash.

         The Company does not believe its current operating cash flows are sufficient to fund the growth of its mortgage loan and investment securities portfolios, lending activities and payment of cash dividends due to continued exposure to margin calls on its reverse repurchase agreements. The Company continues to explore alternatives for increasing liquidity through additional asset sales and capital raising efforts. However, no assurances can be given that such alternatives will be available, or if available, under comparable rates and terms as currently exist. As such, during the first quarter of 1999, the Company entered into a definitive agreement to acquire a Bank. The Company has submitted its completed application to federal and state regulatory agencies, the FDIC and the DFI for their approval, including the proposed relocation of the Bank's headquarters to the Company's location in Newport Beach, California. The Company is not aware of any outstanding issues that would impede its ability to obtain regulatory approval by September 1, 1999. The acquisition of the Bank will provide access to a relatively low cost of funds from a stable and diverse deposit base, along with financing from the Federal Home Loan Bank. The Company is planning to raise sufficient cash to reserve $25.0 million for the initial capitalization of the Bank.

      Long-Term Investment Operations

      Primary Source of Funds

         The Long-Term Investment Operations uses CMO borrowings to finance substantially its entire mortgage loan portfolio. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. For the first six months of 1999, the Company issued CMOs totaling $298.1 million that were collateralized by $316.2 million of residential mortgages. At June 30, 1999, the Long-Term Investment Operations had $1.1 billion of CMO borrowings used to finance $1.2 billion of CMO collateral.

         The Long-Term Investment Operations may pledge mortgage-backed securities as collateral to borrow funds under reverse repurchase agreements. The terms under these reverse repurchase agreements are generally for 30 days with interest rates ranging from the one-month London Interbank Offered Rate ("LIBOR") plus 0.45% to 2.00% depending on the type of collateral provided. As of June 30, 1999, the Long-Term Investment Operations had $18.4 million outstanding under these reverse repurchase agreements which were secured by $58.2 million in fair market value of mortgage-backed securities.

         During the first six months of 1999, total principal reductions on CMO collateral provided liquidity of $294.5 million.

         During the first six months of 1999, the Company raised capital of $928,000 from the sale of 212,995 shares of common stock issued through its DRSPP.

      Primary Use of Funds

         During the first six months of 1999, IMH acquired $283.0 million in principal balance of mortgage loans from IFC.

         The Company repurchased 684,100 shares of Common Stock for $3.9 million and paid common and preferred stock dividends of $15.3 million.

         IMH has a reverse repurchase arrangement with a commercial bank. IMH borrowed $10.0 million for general working capital needs. The reverse repurchase arrangement expires on December 31, 1999. The interest rate on the reverse repurchase arrangement is LIBOR plus 2.0%. Additional funds cannot be advanced under the reverse repurchase arrangement with terms that require monthly principal payments of $833,000 plus accrued interest. As of June 30, 1999, IMH's outstanding borrowings under the reverse repurchase arrangement was $5.0 million.

      Warehouse Lending Operations

      Primary Source of Funds

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

         The  following   table  presents   information  on  available   reverse
      repurchase agreements as of June 30, 1999 (dollars in thousands):


                                                               Amount
                                                            Outstanding           Interest rate
                                                           ---------------  --------------------------

      Lender A (1)                                         $      209,748    Libor + 0.85% to 2.00%
      Lender B (1)                                                  4,811         Libor + 1.00%
                                                           ---------------
                                                           $      214,559
                                                           ===============
           Total


      (1) Uncommitted reverse repurchase agreement.

      Conduit Operations

      Primary Source of Funds

         The Conduit Operations has entered into reverse repurchase agreements to obtain financing of up to $1.1 billion from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that IFC accumulates mortgage loans and until the mortgage loans are securitized and sold. The margins on the reverse repurchase agreements are based on the type of collateral provided and generally range from 95% to 100% of the fair market value of the collateral. The interest rates on the borrowings are indexed to Prime, which was 7.75% at June 30, 1999. At June 30, 1999, the Conduit Operations had $145.2 million outstanding under the reverse repurchase agreement.

         During the first six months of 1999, the Conduit Operations sold $439.8 million in principal balance of mortgage loans to third-party investors. In addition, IFC sold $287.6 million in principal balance of mortgage loans to the Long-Term Investment Operations during the first six months of 1999. By securitizing and selling loans on a periodic and consistent basis the reverse repurchase agreements were sufficient to handle IFC's liquidity needs during the first six months of 1999.

      Primary Use of Funds

         During the first six months of 1999, the Conduit Operations acquired $631.6 million of mortgage loans.

      Cash Flows

         Operating Activities - During the first six months of 1999 net cash provided by operating activities was $7.3 million. Cash provided by operating activities was primarily due to net earnings of $12.1 million, which was partially offset by a decrease in other assets and liabilities of $6.6 million.

         Investing Activities - During the first six months of 1999 net cash provided by investing activities was $72.4 million. Cash provided by investing activities was primarily due to a decrease in finance receivables of $99.2 million as loan acquisitions at IFC decreased during the first six months of 1999. The increase in cash from the reduction in finance receivables was partially offset by an increase of $30.0 million in CMO collateral.

         Financing Activities - During the first six months of 1999 net cash used in financing activities was $101.1 million. Cash used in financing activities was primarily due to a decrease of $89.5 million in reverse repurchase agreements and the payment of $15.3 million of common and preferred stock dividends. This use of funds was partially offset by cash proceeds from CMO borrowings, net of repayments, of $6.7 million.

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

      Year 2000 Compliance

      Project Status

         The Company's Year 2000 project was approximately 90% complete as of July 31, 1999. The Company contracted with an outside vendor to provide coordination, support, testing and implementation in regards to Year 2000 compliance of hardware and software systems, both on an information technology ("IT") and non-IT level.

         The Company's in-house IT department took over the project from its outside vendors during the second quarter of 1999. The Company's primary IT systems include loan servicing, loan tracking, master servicing and accounting and reporting. The Company has obtained information and the published plan in regards of Year 2000 compliance from the loan servicing systems' outside vendor. The Company's IT department will continue to monitor our vendor's progress on Year 2000 compliance. The loan tracking system is currently in compliance with Year 2000. The master servicing system was tested and the Company believes that this system is Year 2000 compliant. The accounting and reporting system is currently Year 2000 compliant. The Company's non-IT systems include its file servers, network systems, workstations and communication systems are Year 2000 compliant. As of June 30, 1999, the upgrade of the Company's communication systems has been completed. Testing on all other in-house hardware has been completed as of June 30, 1999.

         The Year 2000  project is divided  into two primary  phases as follows:
      (1) define scope of project and identify  all IT and non-IT  systems,  and
      (2) testing of existing systems and implementation of new systems, if required. The outside contractor on the Year 2000 project submits monthly status reports to the Company's IT manager and communicates with the IT department on a daily basis. The Company's executive committee which includes the CEO and Chairman, President, and Chief Financial Officer review the progress of the Company's Year 2000 project through monthly status reports and reviews with the Company's IT manager.

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

      Phase II - Testing of Systems

         This phase of the Year 2000 project can be divided into four separate processes as follows: (1) Compliance Questionnaires, (2) Hardware Certification Information, (3) Software/Data Testing, and (4) Hardware Testing.

         Compliance Questionnaires and Hardware Certification Information. As of July 31, 1999, these portions of Phase II were complete.

         Software/Data Testing. The remaining tasks within this process included analyzing a list of software being used, testing all software programs, testing all data from incoming sources, and testing all outgoing data processes and reporting. As of July 31, 1999, this portion of Phase II was completed.

         Hardware Testing. The Company has completed all testing and is compliant with all internal Year 2000 hardware issues.

      Costs

         The total cost associated with required modifications or installations to become Year 2000 compliant is not expected to be material to the Company's financial condition. The estimated cost of the project is expected to be approximately $500,000, of which approximately $108,000 of the cost will be paid by ICH. The total estimate of the project includes the cost to upgrade the Company's communications system, which was $140,000. As of July 31, 1999, the Company had paid $273,000 to the outside vendor for completed work on the project. The majority of the Company's estimated cost for the Year 2000 compliance has been or will be spent on software upgrades and writing new program code on existing proprietary software. Since most of the Company's hardware has been purchased within the last two years, the cost of replacing hardware will be minimal.

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

      Contingency Plans

         The Company believes its Year 2000 compliance process should enable it to be successful in modifying its computer systems to be Year 2000 compliant. Acceptance testing and sign-off is 90% complete with respect to the Company's in-house systems. In addition to Year 2000 compliance system modification plans, the Company has also developed contingency plans for all other systems classified as critical and high risk. These contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified and/or sufficiently tested and validated to ensure Year 2000 compliance. However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's financial condition, results of operation, business or business prospects.


      Transactions with Related Parties

         During the second quarter of 1999, IMH advanced $14.5 million in cash, in the form of an interest-only note payable, to IFC as part of the initial capitalization of the Bank.

         In January 1999, IWLG extended a $50.0 million warehouse line to WSI, which James Walsh, a Director of the Company, is Executive Vice President. Advances under the warehouse line bear interest at a rate of Prime + 0.50%. As of June 30, 1999, there was $3.8 million outstanding under the warehouse line agreement.

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

      Interest- and Principal-Only Strips. The Company had interest- and principal-only strips of $39.6 million and $43.1 million outstanding at June 30, 1999 and December 31, 1998, respectively. These instruments are carried at market value at June 30, 1999 and December 31, 1998. The Company values these assets based on the present value of future cash flow streams net of expenses using various assumptions.

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

      ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the three months ended June 30, 1999.

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

      Date:  August  13, 1999