Form 10-Q
period 1999-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 1999-11-12
CIK 1000298

                                   United States
                       Securities and Exchange Commission
                              Washington, D.C. 20549

                                     Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended September 30, 1999

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

                Securities  registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
           Title of each class                         which registered
----------------------------------------  --------------------------------------
   Common Stock $0.01 par value                     American Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      On November 8, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $87.4 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of November 8, 1999 was 21,742,506.


                   Documents incorporated by reference: None

                                                     IMPAC MORTGAGE HOLDINGS, INC.

                                                    1999 FORM 10-Q QUARTERLY REPORT

                                                           TABLE OF CONTENTS


                                                PART I. FINANCIAL INFORMATION

  Item 1.  CONSOLIDATED FINANCIAL STATEMENTS - IMPAC MORTGAGE HOLDINGS, INC.                                       Page #
           AND SUBSIDIARIES

           Consolidated Balance Sheets,
           As of September 30, 1999 and December 31, 1998                                                             3

           Consolidated Statements of Operations and Comprehensive Earnings (Loss),
           For the Three- and Nine Months Ended September 30, 1999 and 1998                                           4

           Consolidated Statements of Cash Flows,
           For the Nine Months Ended September 30, 1999 and 1998                                                      5

           Notes to Consolidated Financial Statements                                                                 7

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                                                                     15

  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                32


                                                  PART II. OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS                                                                                         33

  Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 33

  Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                                           33

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       33

  Item 5.  OTHER INFORMATION                                                                                         33

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                          33

           SIGNATURES                                                                                                34


                               PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                    IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                     (dollars in thousands, except per share data)

                                                                                       September 30,      December 31,
                                                                                            1999              1998
                                                                                      ---------------   ---------------

                                       ASSETS
Cash and cash equivalents........................................................     $      16,447     $      33,876
Investment securities available-for-sale.........................................            95,247            93,486
Loan Receivables:
   CMO collateral................................................................         1,053,463         1,161,220
   Finance receivables...........................................................           209,426           311,571
   Mortgage loans held-for-investment............................................            10,451            20,627
   Allowance for loan losses.....................................................            (3,624)           (6,959)
                                                                                      ---------------   ---------------
        Net loan receivables.....................................................         1,269,716         1,486,459

Investment in Impac Funding Corporation..........................................            18,762            13,246
Due from affiliates..............................................................            14,500            17,904
Other real estate owned..........................................................            10,331             8,456
Accrued interest receivable......................................................            10,262            10,039
Other assets.....................................................................             1,950             2,038
                                                                                      ---------------   ---------------
     Total assets................................................................     $   1,437,215     $   1,665,504
                                                                                      ===============   ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CMO borrowings...................................................................     $     953,847     $   1,072,316
Reverse repurchase agreements....................................................           220,858           323,625
Senior subordinated debentures...................................................             6,615                --
Due to affiliates................................................................             7,204             2,670
Accrued dividends payable........................................................             3,659            12,129
Other liabilities................................................................             1,645             3,158
                                                                                      ---------------   ---------------
     Total liabilities...........................................................         1,193,828         1,413,898
                                                                                      ---------------   ---------------

Stockholders' Equity:
Preferred stock; $.01 par value; 6,300,000 shares authorized; none issued or
   outstanding at September 30, 1999 and at December 31, 1998, respectively......               --                --
Series A junior participating preferred stock, $.01 par value; 2,500,000 shares authorized; none issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively...............................................               --                --
Series B 10.5% cumulative convertible preferred stock, $.01 par value;
   $30,000 liquidation value; 1,200,000 shares authorized; 1,200,000 issued
   and outstanding at September 30, 1999 and December 31, 1998, respectively.....                12                12
Common stock; $.01 par value; 50,000,000 shares authorized; 22,090,106 and
   24,557,657 shares issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively...............................................               221               246
Additional paid-in capital.......................................................           330,664           342,945
Accumulated other comprehensive loss.............................................            (5,707)           (1,736)
Notes receivable from common stock sales.........................................              (906)             (918)
Accumulated deficit:
   Cumulative dividends declared.................................................           (89,510)          (79,176)
   Retained earnings (accumulated deficit).......................................             8,613            (9,767)
                                                                                      ---------------   ---------------
      Net accumulated deficit.......................................................        (80,897)          (88,943)
                                                                                      ---------------   ---------------
        Total stockholders' equity..................................................        243,387           251,606
                                                                                      ---------------   ---------------
        Total liabilities and stockholders' equity..................................  $   1,437,215     $   1,665,504
                                                                                      ===============   ===============



              See accompanying notes to consolidated financial statements.



                                            IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   and COMPREHENSIVE EARNINGS (LOSS)

                                                 (in thousands, except per share data)

                                                                   For the Three Months          For the Nine Months
                                                                   Ended September 30,           Ended September 30,
                                                                ---------------------------   --------------------------
                                                                     1999          1998           1999          1998
                                                                ------------- -------------   ------------ -------------
INTEREST INCOME:
   Mortgage Assets............................................. $    26,745   $    45,281     $   86,332   $   125,518
   Other interest income.......................................         582           635          1,727         2,073
                                                                ------------- -------------   ------------ -------------
        Total interest income.......                                 27,327        45,916         88,059       127,591
                                                                ------------- -------------   ------------ -------------
INTEREST EXPENSE:
   CMO borrowings..............................................      16,592        21,027         50,051        57,714
   Reverse repurchase agreements...............................       4,497        12,488         14,688        34,358
   Senior subordinated debentures..............................         358           --             636           --
   Other borrowings............................................           3           725            399         2,560
                                                                ------------- -------------   ------------ -------------
     Total interest expense....................................      21,450        34,240         65,774        94,632
                                                                ------------- -------------   ------------ -------------
   Net interest income.........................................       5,877        11,676         22,285        32,959
     Provision for loan losses.................................       1,367          (292)         4,356         2,099
                                                                ------------- -------------   ------------ -------------
   Net interest income after provision for loan losses.........       4,510        11,968         17,929        30,860

NON-INTEREST INCOME:
   Equity in net earnings (loss) of Impac Funding Corporation..       3,017        (7,860)         5,516        (3,912)
   Equity in net loss of Impac Commercial Holdings, Inc........         --         (1,840)           --           (998)
   Mark-to-market loss on loans held-for-sale..................         --         (1,200)           --         (1,200)
   Servicing fees..............................................         247           613          1,101         1,462
   Other income................................................         519           753            896         1,763
                                                                ------------- -------------   ------------ -------------
     Total non-interest income.................................       3,783        (9,534)         7,513        (2,885)

NON-INTEREST EXPENSE:
   Professional services.......................................         669           748          2,039         1,604
   Loss on disposition of other real estate owned..............         557           610          1,668           120
   Write-down on investment securities available-for-sale......         358        11,584          2,037        12,825
   General and administrative and other expense................         336           893            965         1,811
   Personnel expense...........................................         141           139            353           373
   Loss on equity investment...................................         --          9,076            --          9,076
                                                                ------------- -------------   ------------ -------------
     Total non-interest expense................................       2,061        23,050          7,062        25,809
                                                                ------------- -------------   ------------ -------------
   Net earnings (loss).........................................       6,232       (20,616)        18,380         2,166
   Less: Cash dividends on Series B 10.5%
        cumulative convertible preferred stock.................        (788)          --          (2,463)          --
                                                                ------------- -------------   ------------ -------------
   Net earnings (loss) available to common stockholders........       5,444       (20,616)        15,917         2,166

Other comprehensive earnings (loss):
   Unrealized losses on securities:
     Unrealized holding (gain)/losses arising during period....      (1,965)         (915)        (3,666)          528
       Less: Reclassification of realized (gain)/losses
     included in earnings.....................................           39        (4,718)           305        (4,290)
                                                                ------------- -------------   ------------ -------------
        Net unrealized gain/(losses) arising during period.....      (2,004)        5,633         (3,971)        3,762
                                                                ------------- -------------   ------------ -------------
   Comprehensive earnings (loss)............................... $     3,440   $   (14,983)    $   11,946   $     5,928
                                                                ============= =============   ============ =============
   Net earnings (loss) per share--basic........................ $      0.24   $     (0.85)    $     0.69   $      0.09
                                                                ============= =============   ============ =============
   Net earnings (loss) per share--diluted...................... $      0.22   $     (0.85)    $     0.63   $      0.09
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


                                      IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)

                                                                                                 For the Nine Months
                                                                                                  Ended September 30,
                                                                                           -------------------------------
                                                                                                 1999            1998
                                                                                           ---------------  --------------
  Cash flows from operating activities:
    Net earnings.......................................................................... $     18,380     $     2,166
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Equity in net (earnings) loss of Impac Funding Corporation.........................       (5,516)          3,912
       Equity in net loss of Impac Commercial Holdings, Inc...............................          --              998
       Loss on equity investment in Impac Commercial Holdings, Inc........................          --            9,076
       Mark-to-market loss on mortgage loans held-for-sale................................          --            1,200
       Provision for loan losses..........................................................        4,356           2,099
       Depreciation and amortization......................................................          --              458
       Loss on disposition of other real estate owned.....................................        1,668             120
       Write-down of investment securities available-for-sale.............................        2,037          12,825
       Net change in accrued interest receivable..........................................         (223)          3,742
       Net change in other assets and liabilities.........................................        6,707          34,547
                                                                                           ---------------  --------------
         Net cash provided by operating activities........................................       27,409          71,143
                                                                                           ---------------  --------------
  Cash flows from investing activities:
    Net change in CMO collateral..........................................................       95,592        (501,650)
    Net change in finance receivables.....................................................      101,781         (29,570)
    Net change in mortgage loans held-for-investment......................................        1,749         225,410
    Net change in mortgage loans held-for-sale............................................          --          (62,381)
    Proceeds from sale of other real estate owned, net....................................        9,722           8,626
    Purchase of investment securities available-for-sale..................................      (18,295)        (64,589)
    Sale of investment securities available-for-sale......................................        3,803           5,303
    Net principal reductions on investment securities available-for-sale..................        6,723           6,152
    Dividends from Impac Commercial Holdings, Inc.........................................          --            1,184
    Purchase of premises and equipment....................................................          --           (1,318)
                                                                                           ---------------  --------------
         Net cash provided by (used in) investing activities..............................      201,075        (412,833)
                                                                                           ---------------  --------------
  Cash flows from financing activities:
    Net change in reverse repurchase agreements...........................................     (102,767)       (126,606)
    Proceeds from CMO borrowings..........................................................      298,076         767,355
    Repayments of CMO borrowings..........................................................     (416,545)       (311,188)
    Dividends paid........................................................................      (18,804)        (33,491)
    Proceeds from exercise of stock options...............................................          --              108
    Net proceeds from stock issued through structured equity shelf........................          --            3,289
    Repurchase of common stock............................................................       (6,831)            --
    Proceeds from dividend reinvestment  and stock purchase plan..........................          946          27,837
    Advances to purchase common stock, net of principal reductions........................           12             376
                                                                                           ---------------  --------------
         Net cash provided by (used in) financing activities..............................     (245,913)        327,680
                                                                                           ---------------  --------------

  Net change in cash and cash equivalents.................................................      (17,429)        (14,010)
  Cash and cash equivalents at beginning of period........................................       33,876          16,214
                                                                                           ===============  ==============
  Cash and cash equivalents at end of period.............................................. $     16,447     $     2,204
                                                                                           ===============  ==============


           See accompanying notes to consolidated financial statements.




                                      IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                      (in thousands)

  Supplementary information:
    Interest paid......................................................................... $     67,894     $     94,413

  Non-cash transactions:
    Transfer of mortgage loans from held-for investment to held-for-sale.................. $         --     $     62,381
    Exchange of common stock for 11% senior subordinated debentures.......................        6,448               --
    Dividends declared and unpaid.........................................................        3,659           12,033
    Accumulated other comprehensive gain/(loss)...........................................       (3,971)           3,762
    Loans transferred to other real estate owned..........................................       13,265            8,541


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

      1. Basis of Financial Statement Presentation

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The operations of IMH have been presented in the consolidated financial statements for the three- and nine months ended September 30, 1999 and 1998 and include the financial results of IMH's equity interest in net earnings (loss) of IFC, IMH's equity interest in net loss of Impac Commercial Holdings, Inc. (ICH) and results of operations of IMH, IMH Assets, IWLG and Dove as stand-alone entities. The equity interest in net loss of Impac Commercial Holdings, Inc. and the financial results of Dove are included in three- and nine months ended September 30, 1998 only.

         The results of operations of IFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations of the Company as "Equity in net earnings (loss) of Impac Funding Corporation." The results of operations of ICH, of which 9.8% of ICH's common stock was owned by IMH prior to the sale of ICH common stock on October 21, 1998, are included in the results of operations of IMH as "Equity in net loss of Impac Commercial Holdings, Inc."

      2. Organization

         The Company is a mortgage real estate investment trust (Mortgage REIT) which, together with its subsidiaries and related companies, primarily operates three businesses: (1) the Long-Term Investment Operations, (2)
      the Conduit Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Conduit Operations purchases and sells or securitizes primarily non-conforming mortgage loans. The Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. IMH is organized as a REIT for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level, provided that the Company distributes 95% of its taxable income to common stockholders.

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

      Reclassifications

         Certain amounts in the consolidated financial statements as of and for the three and nine months ended September 30, 1998 may have been reclassified to conform to the 1999 presentation.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 was amended by SFAS No. 137, which allows deferral of SFAS 133 for all fiscal quarters of fiscal years beginning after July 15, 2000. The Company believes that the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

      4. Net Earnings per Share

          Basic earnings per share is computed on the basis of the weighted average number of shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the period. The following tables represent the computation of basic and diluted earnings per share for the three- and nine months ended September 30, 1999 and 1998 (in thousands, except per share data):

                                                                                                  For the Three Months
                                                                                                   Ended September 30,
                                                                                             -----------------------------
                                                                                                 1999           1998
                                                                                             -------------- --------------
      Numerator:
         Numerator for basic earnings per share--
           Net earnings (loss)                                                               $      6,232   $    (20,616)
           Less: Dividends paid to preferred stockholders                                            (788)            --
                                                                                             ============== ==============
              Net earnings (loss) available to common stockholders                           $      5,444   $    (20,616)
                                                                                             ============== ==============

      Denominator:
         Denominator for basic earnings per share--
           Weighted average number of common shares outstanding during the period                  22,636         24,351
                  Impact of assumed conversion of series B cumulative
                     convertible preferred stock                                                    6,061             --
              Net effect of dilutive stock options                                                     19             --
                                                                                             -------------- --------------
                Weighted average common and common equivalent shares                               28,716         24,351
                                                                                             ============== ==============
         Net earnings (loss) per share--basic                                                $       0.24   $      (0.85)
                                                                                             ============== ==============
         Net earnings (loss) per share--diluted                                              $       0.22   $      (0.85)
                                                                                             ============== ==============

                                                                                                      For the Nine Months
                                                                                                      Ended September 30,
                                                                                             -----------------------------
                                                                                                 1999           1998
                                                                                             -------------- --------------
      Numerator:
         Numerator for basic earnings per share--
           Net earnings                                                                      $     18,380   $      2,166
           Less: Dividends paid to preferred stockholders                                          (2,463)            --
                                                                                             ============== ==============
              Net earnings available to common stockholders                                  $     15,917   $      2,166
                                                                                             ============== ==============

      Denominator:
         Denominator for basic earnings per share--
           Weighted average number of common shares outstanding during the period                  23,233         23,699
                  Impact of assumed conversion of series B cumulative
                     convertible preferred stock                                                    6,061            --
              Net effect of dilutive stock options                                                     24            172
                                                                                             -------------- --------------
                Weighted average common and common equivalent shares                               29,318         23,871
                                                                                             ============== ==============
         Net earnings (loss) per share--basic                                                $       0.69   $       0.09
                                                                                             ============== ==============
         Net earnings (loss) per share--diluted                                              $       0.63   $       0.09
                                                                                             ============== ==============


      5. Mortgage Assets

         Mortgage Assets consist of investment securities available-for-sale, mortgage loans held-for-investment, CMO collateral and finance receivables. At September 30, 1999 and December 31, 1998, Mortgage Assets consisted of the following (in thousands):

                                                                                       September 30,         December 31,
                                                                                           1999                1998
                                                                                      ----------------    ----------------
      Investment securities available-for-sale:
               Subordinated securities collateralized by mortgages                    $       95,401      $       89,825
               Subordinated securities collateralized by other loans                           5,553               5,397
               Net unrealized losses                                                          (5,707)             (1,736)
                                                                                      ----------------    ----------------
                    Carrying value                                                            95,247              93,486
                                                                                      ----------------    ----------------
      Loan Receivables:
      CMO collateral--
               CMO collateral, unpaid principal balance                                    1,008,212           1,109,577
               Unamortized net premiums on loans                                              32,289              39,369
               Securitization expenses                                                        12,962              12,274
                                                                                      ----------------    ----------------
                    Carrying value of CMO collateral                                       1,053,463           1,161,220
      Finance receivables--
               Due from affiliates                                                            93,070             198,104
               Due from other mortgage banking companies                                     116,356             113,467
                                                                                      ----------------    ----------------
                    Carrying value of finance receivables                                    209,426             311,571
      Mortgage loans held-for-investment--
               Mortgage loans held-for-investment, unpaid principal balance                   14,271              20,145
               Unamortized net premiums (discounts) on loans                                  (3,820)                482
                                                                                      ----------------    ----------------
                    Carrying value of mortgage loans held-for-investment                      10,451              20,627
                                                                                      ----------------    ----------------

                    Carrying value of Gross Loan Receivables                               1,273,340           1,493,418
                    Allowance for loan losses                                                 (3,624)             (6,959)
                                                                                      ----------------    ----------------
                    Carrying value of Net Loan Receivables                                 1,269,716           1,486,459
                                                                                      ----------------    ----------------
                     Total carrying value of Mortgage Assets                          $    1,364,963      $    1,579,945
                                                                                      ================    ================


      6. Segment Reporting

         The Company's basis for segment reporting is to separate its entities into the following: segments that derive income from investment in long-term Mortgage Assets, segments that derive income by providing short-term financing, and segments that derive income from the purchase and sale or securitization of mortgage loans.

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

         The following tables shows the Company's reporting segments as of and for the three and nine months ended September 30, 1999 (in thousands):

                                               Long-Term        Warehouse
           For the three months ended          Investment        Lending                      Intercompany
               September 30, 1999              Operations       Operations     Other (b)     Elimination (c)  Consolidated
      ------------------------------------- ----------------  -------------  ------------  ----------------  ---------------
      Statement of Operations Items:
          Interest income                   $       21,932    $     5,901    $       --    $         (506)   $       27,327
          Interest expense                          17,715          4,241            --              (506)           21,450
           Equity interest in net earnings
                 of IFC (a)                             --             --            --             3,017             3,017
          Net earnings                               1,710          1,505            --             3,017             6,232


                                               Long-Term        Warehouse
            As of and for nine months          Investment        Lending                      Intercompany
            ended September 30, 1999           Operations       Operations     Other (b)     Elimination (c)  Consolidated
      ------------------------------------- ----------------  -------------  ------------  ----------------  ---------------
      Balance Sheet Items:
          CMO collateral                    $    1,053,463    $        --    $       --    $           --    $    1,053,463
          Total assets                           1,275,559        253,802         7,204           (99,350)        1,437,215
          Total stockholders' equity               283,190         45,477            --           (85,280)          243,387

      Statement of Operations Items:
          Interest income                   $       71,139    $    20,938    $       21    $       (4,039)   $       88,059
          Interest expense                          56,023         13,785             5            (4,039)           65,774
           Equity interest in net earnings
                 of IFC (a)                             --             --            --             5,516             5,516
          Net earnings                               4,874          6,732            41             6,733            18,380

         The following table shows the Company's reporting segments as of and for the three and nine months ended September 30, 1998 (in thousands):


                                               Long-Term        Warehouse
           For the three months ended          Investment        Lending                      Intercompany
               September 30, 1998              Operations       Operations     Other (b)     Elimination (c)  Consolidated
      ------------------------------------- ----------------  -------------  ------------  ----------------  ---------------
      Statement of Operations Items:
          Interest income                   $      30,751     $   17,147     $      96     $       (2,078)   $      45,916
          Interest expense                         24,256         12,182          (120)            (2,078)          34,240
          Depreciation and amortization               --             --            106                --               106
           Equity interest in net loss
                 of IFC (a)                             --             --            --            (7,860)          (7,860)
          Net earnings (loss)                     (15,939)         4,732           581             (9,990)         (20,616)



                                               Long-Term        Warehouse
            As of and for nine months          Investment        Lending                      Intercompany
            ended September 30, 1998           Operations       Operations     Other (b)     Elimination (c)  Consolidated
      ------------------------------------- ----------------  -------------  ------------  ----------------  ---------------
      Balance Sheet Items:
          CMO collateral                    $   1,291,722     $        --    $       --    $           --    $   1,291,722
          Total assets                          1,636,185         620,375        32,206          (173,018)       2,115,748
          Total stockholders' equity              250,026          36,450         8,402           (63,463)         231,415

      Statement of Operations Items :
          Interest income                   $      93,284     $    47,508    $      303    $      (13,504)   $     127,591
          Interest expense                         73,735          34,278           123           (13,504)          94,632
          Depreciation and amortization                11              --           306               --               317
           Equity interest in net loss
                 of IFC (a)                             --             --            --            (3,912)          (3,912)
          Net earnings (loss)                      (5,922)         12,762           525            (5,199)           2,166


        (a) The Conduit Operations is accounted for using the equity method and is an unconsolidated subsidiary of the Company.
        (b) Primarily includes the operations of Dove, of which the Company owned a 50% interest and account reclassifications.
        (c) Elimination of intersegment balance sheet and income statement items.

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

                                                               BALANCE SHEETS

                                                                                       September 30,         December 31,
                                                                                           1999                 1998
                                                                                    -----------------    ------------------
                                         ASSETS
      Cash                                                                          $        10,455      $            422
      Investment securities available-for-sale                                                2,219                 5,965
      Investment securities available-for-trading                                               --                  5,300
      Mortgage loans held-for-sale                                                           98,983               252,568
      Mortgage servicing rights                                                              14,189                14,062
      Due from affiliates                                                                     8,148                 9,152
      Premises and equipment, net                                                             2,531                 1,978
      Accrued interest receivable                                                               191                 1,896
      Other assets                                                                            8,247                22,529
                                                                                    -----------------    ==================
               Total assets                                                         $       144,963      $        313,872
                                                                                    =================    ==================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
      Borrowings from IWLG                                                          $        92,924      $        192,900
      Other borrowings                                                                          182                67,058
      Due to affiliates                                                                      14,648                24,382
      Deferred revenue                                                                        8,878                10,605
      Other liabilities                                                                       9,294                 6,064
                                                                                    -----------------    ------------------
               Total liabilities                                                            125,926               301,009
                                                                                    -----------------    ------------------
      Shareholders' Equity:
      Preferred stock                                                                        18,053                18,053
      Common stock                                                                              182                   182
      Retained earnings (accumulated deficit)                                                   720                (4,852)
      Accumulated other comprehensive earnings (loss)                                            82                  (520)
                                                                                    -----------------    ------------------
             Total shareholders' equity                                                      19,037                12,863
                                                                                    =================    ==================
               Total liabilities and shareholders' equity                           $       144,963      $        313,872
                                                                                    =================    ==================

                                                       STATEMENTS OF OPERATIONS

                                                                 For the Three Months          For the Nine Months
                                                                  Ended September 30,          Ended September 30,
                                                              ----------------------------  --------------------------
                                                                   1999           1998          1999          1998
                                                              ------------- --------------  ------------ -------------
Interest income                                               $     4,491   $     15,673    $   13,986   $    40,330
Interest expense                                                    4,099         14,287        13,144        33,594
                                                              ------------- --------------  ------------ -------------
       Net interest income                                            392          1,386           842         6,736

Gain on sale of loans                                               8,296         10,061        22,787        18,932
Loan servicing income                                               1,758          1,815         5,452         4,521
Other non-interest income                                             373             63           856           374
                                                              ------------- --------------  ------------ -------------
       Total non-interest income                                   10,427         11,939        29,095        23,827

Personnel expense                                                   2,048          2,582         5,399         7,363
General and administrative and other expense                        1,936          1,658         5,384         3,943
Amortization of mortgage servicing rights                           1,372          1,758         3,935         4,683
Provision for repurchases                                             188             26           366           366
Write-down on investment securities available-for-sale                --             --          4,223           --
Loss on sale of mortgage servicing rights                             --             --            877           --
Mark to market loss on mortgage loans                                 --          21,041           --         21,041
                                                              ------------- --------------  ------------ -------------
        Total non-interest expense                                  5,544         27,065        20,184        37,396
                                                              ------------- --------------  ------------ -------------
Net earnings (loss) before income taxes                             5,275        (13,740)        9,753        (6,833)
Income taxes                                                        2,227         (5,800)        4,181        (2,885)
                                                              ------------- --------------  ------------ -------------
   Net earnings (loss)                                        $     3,048   $     (7,940)   $    5,572   $    (3,948)
                                                              ============= ==============  ============ =============


      8. Investment in Impac Commercial Holdings, Inc.

         Subsequent to ICH's initial public offering on August 4, 1997, the Company was entitled to 17.4% of the earnings or losses of ICH through its ownership of 1,394,000 shares, or 9.8%, of the combined ICH voting common stock and ICH non-voting Class A Common Stock. The Company recorded its investment in ICH using the equity method. Under this method, original investments were recorded at cost and adjusted by the Company's share of earnings or losses. On October 21, 1998, ICH repurchased from IMH 937,084 shares of common stock and 456,916 shares of class A common stock at a price of $4.375 per share for a total repurchase of $6.1 million, representing a loss to IMH of $9.1 million. The Company had no investment in ICH at September 30, 1999 or December 31, 1998.

         On May 5, 1999, ICH executed a stock purchase agreement pursuant to which it issued to Fortress Partners LP (Fortress) $12.0 million of series B convertible preferred stock. In addition, FIC Management Inc. (FIC), an affiliate of Fortress, entered into a definitive agreement with RAI Advisors, LLC (RAI) for the assignment of RAI's rights and interests in the management agreement with ICH. In connection with these transactions, the sub-management agreement among RAI, IMH and IFC was terminated and a new sub-management agreement was entered into among FIC, IMH and IFC and the right of first refusal agreement among RAI, ICH, ICCC, IMH and IFC was terminated. Under the new sub-management agreement, IMH and IFC provide various services including accounting, data processing and secondary marketing to ICH, as Fortress deems necessary, for an annual fee of $250,000.

      9. Stockholders' Equity

         During the nine months ended September 30, 1999, the Company raised capital of $946,000 from the sale of 216,156 shares of common stock issued through its Dividend Reinvestment and Stock Purchase Plan (DRSPP).

         During the nine months ended September 30, 1999, the Company repurchased 1,324,200 shares of common stock for $6.8 million pursuant to the Board of Directors approval to repurchase up to $10.0 million of common stock.

         During the nine months ended September 30, 1999, the Company exchanged 1,359,507 shares of its common stock, at an average price of $5.70 per share, for 11% senior subordinated debentures due to mature on February 15, 2004.

         On September 22, 1999, the Company declared a third quarter cash dividend of $788,000 or $0.66 per share to series B preferred stockholders. This dividend was paid on October 26, 1999.

         On September 22, 1999, the Company declared a third quarter cash dividend on common stock of $2.9 million, or $0.13 per share. This dividend was paid on October 15, 1999 to common stockholders of record on September 30, 1999.

         On June 22, 1999, the Company declared a second quarter cash dividend of $788,000 or $0.66 per share to series B preferred stockholders. This dividend was paid on July 27, 1999.

         On June 22, 1999, the Company declared a second quarter cash dividend on common stock of $2.7 million, or $0.12 per share. This dividend was paid on July 15, 1999 to common stockholders of record on June 30, 1999.

         On March 30, 1999, the Company declared a first quarter cash dividend on common stock of $2.3 million, or $0.10 per share. This dividend was paid on April 23, 1999 to common stockholders of record on April 9, 1999.

          On March 23, 1999, the Company declared a first quarter cash dividend of $888,000 or $0.74 per share to series B preferred stockholders. This dividend was paid on April 27, 1999.

      10. Subsequent Events

         On October 21, 1999, the Company completed a re-securitization of its investment securities available-for-sale, which raised additional cash liquidity for the Company of approximately $23.3 million after repaying reverse repurchase agreements collateralized by the investment securities available-for-sale. The cash proceeds can be used to grow the Company's balance sheet, repurchase common stock or for business expansion.

         On December 22, 1998, the Company issued 1,200,000 shares of 10.5% Cumulative Convertible Preferred Stock, having a liquidation preference of $25 per share. The shares were originally convertible into Common Stock at $4.95 per share, or an aggregate of 6,606,606 shares. The terms of the acquisition provided for a downward adjustment of the conversion price if, among other things certain earning levels were not attained by the Company through June 30, 1999. Subsequent to September 30, 1999, the conversion rate was adjusted, by an agreement in principle, to $4.72 per share or an aggregate of 6,355,932 shares of common stock.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


         Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "should," "anticipate," "estimate," or "believe" or the negatives thereof or other variations thereon or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause a difference to occur include the growth and expansion of the Company's new divisions, any delays with respect to the acquisition of the thrift and loan, unanticipated interruptions related to Year 2000 compliance, the availability of suitable opportunities for the acquisition, ownership and disposition of Mortgage Assets (which depend on the type of Mortgage Asset involved) and yields available from time to time on such Mortgage Assets, interest rates, changes in estimates of book basis and tax basis earnings, fluctuations and increase in prepayment rates the availability of suitable financing and investments, and trends in the economy which affect confidence and demand on the Company's portfolio of Mortgage Assets and other factors referenced in this report and other reports filed by the Company with the SEC, including its Annual Report on Form 10-K.

      SIGNIFICANT TRANSACTIONS

      Exchange Offering

         In March of 1999, the Company exchanged 1,359,507 shares of its common stock, at an average price of $5.70 per share, for 11% senior subordinated debentures due to mature on February 15, 2004. The debentures are unsecured obligations of the Company subordinated to all indebtedness of the Company's subsidiaries. The debentures bear interest at 11% per annum from their date of issuance, payable quarterly, commencing May 15, 1999, until the debentures are paid in full. The debentures mature on February 15, 2004, at which the date may be extended once by the Company to a date not later than May 15, 2004, provided that the Company satisfies certain conditions. Commencing on February 15, 2001, the debentures are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date.

      Collateralized Mortgage Obligations ("CMOs")

         The Company issued two CMOs during the first nine months of 1999. The first CMO was issued in February of 1999 for $183.1 million and was collateralized by $120.8 million of adjustable-rate mortgages and $77.8 million of residential loans secured by second trust deeds. The second CMO was issued in June of 1999 for $115.0 million and was collateralized by $117.6 million of primarily adjustable-rate mortgages. The issuance of CMOs provides the Company with immediate liquidity, a locked-in net interest rate spread and eliminates the Company's exposure to margin calls on such loans.

      Definitive Agreement to Acquire a California Thrift and Loan

         During the first quarter of 1999, the Company completed a definitive agreement to acquire a California Thrift and Loan ("Bank"). As provided for in the agreement, the Company submitted its application in the second quarter of 1999 for a change of control to the state and federal regulatory agencies for their approval. During the process of reviewing the application, the federal regulator raised certain issues. The Company was not able to give the federal agency sufficient comfort with respect to those issues without modifying the proposal. Also, the state regulatory department requested significant additional information, which had the effect of delaying the approval process. At this time, the Company has decided to withdraw its state and federal applications for change of control and intends on resubmitting a new application at a later date that addresses the business concerns expressed by the regulators. However, there are no assurances that a new application for change of control will be received favorably by either of the state and federal regulators. Therefore, the Company is continuing to expand its wholesale and retail operations, which the Company intends to contribute to the Bank, within IFC. In the event that the Company is unsuccessful in its efforts to obtain the Bank charter, management believes that it will have no material effect on the future profitability of the Company.

      Advance to Impac Funding Corporation

         During the second quarter of 1999, IMH advanced $14.5 million in cash, in exchange for an interest only note in anticipation of the initial capitalization of the Bank.

      BUSINESS OPERATIONS

         Long-Term Investment Operations: During the first nine months of 1999, the Long-Term Investment Operations, conducted by IMH and IMH Assets, acquired $283.0 million of mortgages from IFC as compared to $841.6 million of mortgages acquired during the same period in 1998. Mortgages purchased by the Long-Term Investment Operations during the first nine months of 1999 consisted of $196.1 million of adjustable-rate mortgages ("ARMs") secured by first liens on residential property and $86.9 million of fixed-rate mortgages ("FRMs") primarily secured by second trust deeds on residential property. During the first nine months of 1999, IMH Assets issued CMOs totaling $298.1 million as compared to CMOs totaling $768.0 million during the same period in 1998. As of September 30, 1999, the Long-Term Investment Operations' portfolio of mortgage loans consisted of $1.0 billion of mortgage loans held in trust as collateral for CMOs and $10.5 million of mortgage loans held-for-investment, of which approximately 43% were FRMs and 57% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of mortgage loans was 9.41% at September 30, 1999 with a weighted average margin of 4.41%. The portfolio of mortgage loans included 78% of "A" credit quality, non-conforming mortgage loans and 22% of "B" and "C" credit quality, non-conforming mortgage loans, as defined by the Company. During the first nine months of 1999, the Long-Term Investment Operations acquired $18.3 million of securities from IFC as compared to $64.6 million during the same period in 1998. These securities were generated primarily from the periodic issuance of real estate mortgage investment conduits ("REMICs") by IFC. As of September 30, 1999, the Long-Term Investment Operations had $95.2 million of investment securities available-for-sale.

         Conduit Operations: The Conduit Operations, conducted by IFC, continues to support the Long-Term Investment Operations of the Company by supplying IMH and IMH Assets with mortgages for IMH's long-term investment portfolio. In acting as the mortgage conduit for the Company, IFC's mortgage acquisitions decreased 42% to $1.1 billion during the first nine months of 1999 as compared to $1.9 billion of mortgages acquired during the same period in 1998. IFC sold whole loans to third party investors or securitized $1.0 billion, which contributed to the gain on sale of loans of $22.8 million, during the first nine months of 1999. This compares to securitizations and whole loan sales to third party investors of $1.2 billion, resulting in gain on sale of loans of $18.9 million, during the same period in 1998. Of the $1.0 billion of whole loan sales and securitizations during the first nine months of 1999, IFC issued one REMIC for $133.2 million. IFC had deferred income of $8.9 million at September 30, 1999 as compared to $10.6 million at December 31, 1998. Deferred income results from the sale of mortgages to IMH which are deferred and amortized or accreted over the estimated life of the loans. During the first nine months of 1999, IFC sold $287.6 million in principal balance of mortgages to IMH as compared to $817.9 million during the first nine months of 1998. IFC's servicing portfolio decreased 35% to $2.2 billion at September 30, 1999 as compared to $3.4 billion at September 30, 1998. The loan delinquency rate of mortgages in IFC's servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 5.28% at September 30, 1999 as compared to 6.18%, 5.66%, 4.82%, and 5.21% for the last four quarter-end periods.

         Warehouse Lending Operations: At September 30, 1999, the Warehouse Lending Operations, conducted by IWLG, had $1.4 billion of warehouse lines of credit available to 52 borrowers, of which $223.5 million was outstanding thereunder, including $92.9 million outstanding to IFC, $14.1 million outstanding to the Long-Term Investment Operations, and $146,000 outstanding to Walsh Securities, Inc. ("WSI"). James Walsh, Executive Vice President of WSI, is also a Director of IMH.

      RESULTS OF OPERATIONS--
      IMPAC MORTGAGE HOLDINGS , INC.

      For the Three Months Ended September 30, 1999 as compared to the Three Months Ended September 30, 1998

      Results of Operations

         The Company recorded net earnings of $6.2 million, or $0.22 per diluted common share, during the third quarter of 1999 as compared to net loss of $(20.6) million, or $(0.85) per diluted common share, during the third quarter of 1998. The increase in net earnings, during the third quarter of 1999 as compared to the third quarter of 1998, was primarily due to an increase in non-interest income of $13.3 million and a decrease of $21.0 million in non-interest expense. These increases to net earnings were partially offset by a decrease of $5.8 million in net interest income.

         Due to the deterioration of the mortgage-backed securitization market during the latter part of 1998, the Company sold Mortgage Assets during the fourth quarter of 1998 to increase liquidity. As a result of the sale of Mortgage Assets, total assets decreased 33% to $1.4 billion at September 30, 1999 as compared to $2.1 billion at September 30, 1998 while the Company's ratio of debt to equity ("Leverage Ratio") also decreased. The combination of decreased average Mortgage Assets and decreased leverage was primarily responsible for the reduction of net interest income during the third quarter of 1999 as compared to the third quarter of 1998. However, as the mortgage sector stabilized during the first nine months of 1999 and recovered from the volatility that occurred during the latter part of 1998, the Company returned to overall profitability and profitability on the sale of its mortgage loans during the third quarter of 1999.

         The Company continued to maintain reduced leverage and strong liquidity levels during the third quarter of 1999. The Company's Leverage Ratio decreased to 4.85:1 at September 30, 1999 as compared to 5.55:1 at December 31, 1998 and 7.90:1 at September 30, 1998. The Company's and IFC's liquidity position at September 30, 1999 totaled $26.9 million of cash and cash equivalents as compared to $34.3 million at December 31, 1998. The Company continued to reduce its reliance on reverse repurchase agreements to finance its investment securities available-for-sale portfolio. The Company's reverse repurchase agreements were $11.4 million at September 30, 1999 as compared to $24.1 million at December 31, 1998. The Company completed a re-securitization of its investment securities available-for-sale on October 21, 1999, which raised additional cash liquidity for the Company of approximately $23.3 million after repaying reverse repurchase agreements collateralized by the investment securities available-for-sale. The cash proceeds can be used to grow the Company's balance sheet, repurchase common stock or for business expansion. The following table summarizes the Company's liquidity position for the periods presented (in thousands):


                                      9/30/99     6/30/99      3/31/99      12/31/98     9/30/98      6/30/98    3/31/98
                                   ----------- ------------- ------------ ------------ ------------ ----------- ----------
      Cash and marketable
        securities (1)                47,454        49,421       58,416       76,468       49,173      47,698     35,960
      Debt (2)                       233,326       239,286      265,425      341,582      662,073     526,143    511,243
                                   ----------- ------------- ------------ ------------ ------------ ----------- ----------
      Liquidity ratio                  20.34%        20.65%       22.01%       22.39%        7.43%       9.07%      7.03%
                                   ----------- ------------- ------------ ------------ ------------ ----------- ----------

(1) Calculated as cash and marketable securities rated AAA through BBB.
(2) Calculated as warehouse borrowings, reverse repurchase agreements, dividends payable, and other short-term liabilities.

         The Company was also successful in increasing book value per common share, which increased to $9.66 per common share (calculated after reduction of $30.0 million liquidation value of series B cumulative convertible preferred stock) at September 30, 1999 as compared to $9.02 per common share at December 31, 1998. The increase in book value was attributable to the retention of earnings, the exchange offer completed in the second quarter of 1999 and the repurchase of the Company's common stock in the open market during 1999. The Company anticipates that the retention of earnings in excess of dividend distributions for the remainder of 1999 and additional common stock repurchases will continue to improve the Company's book value per common share and increase capital levels.

      Net Interest Income

         Net interest income decreased 50% to $5.9 million during the third quarter of 1999 as compared to $11.7 million during the third quarter of 1998 primarily due to a decrease in average Mortgage Assets outstanding and reduced leverage on Mortgage Assets outstanding. Interest income is primarily interest earned on Mortgage Assets and includes interest earned on cash and cash equivalents and due from affiliates. Interest expense is primarily interest paid on borrowings on Mortgage Assets and includes interest paid on due to affiliates and senior subordinated debentures. The Company deleveraged its balance sheet and increased liquidity in response to the global liquidity crisis, which occurred during the latter part of 1998 and resulted in a deterioration of the mortgage-backed securitization market. In order to reduce leverage and increase liquidity to meet potential margin calls, the Company sold Mortgage Assets at significant losses during the fourth quarter of 1998. As a result, average Mortgage Assets decreased 32% to $1.5 billion during the third quarter of 1999 as compared to $2.2 billion during the third quarter of 1998. This decrease was also related to a decrease in finance receivables made to IFC as IFC's sold whole loans monthly to third parties instead of accumulating loans for sale to IMH for issuance of CMO's. The combination of lower average Mortgage Assets and decreased leverage was primarily responsible for the reduction of net interest income during the third quarter of 1999 as compared to the third quarter of 1998.

         Net interest income also decreased as the net interest margin decreased to 1.52% during the third quarter of 1999 as compared to 2.09% during the third quarter of 1998. The net interest margin on Mortgage Assets decreased primarily due to a decrease in the net interest spread on CMO collateral, which decreased to (0.12)% during the third quarter of 1999 as compared to 0.77% during the third quarter of 1998. The margin decreased mainly due to increases in the one-month libor rate to which the borrowings are indexed and contractual increases in the pass-thru rate on certain of the bonds.

         The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the third quarters of 1999 and 1998 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                                  For the Three Months                For the Three Months
                                                                Ended September 30, 1999            Ended September 30, 1998
                                                         -------------------------------------  ----------------------------------
                                                             Average                Weighted      Average                 Weighted
                                                             Balance     Interest   Avg Yield     Balance     Interest    Avg Yield
                                                         -------------- ---------- -----------  ------------ ----------  ----------
                     MORTGAGE ASSETS
      Investment securities available-for-sale:
        Securities collateralized by mortgages           $       79,435 $   3,015     15.18 %   $   102,662  $  3,234      12.60 %
        Securities collateralized by other loans                  5,495       193     14.05           5,379       153      11.38
                                                         -------------- ----------              ------------ ----------
          Total investment securities available-for-sale         84,930     3,208     15.11         108,041     3,387      12.54
                                                         -------------- ----------              ------------ ----------

      Loan receivables:
      CMO collateral                                          1,131,926    17,907      6.33       1,374,131    25,256       7.35
      Mortgage loans held-for-investment                         13,849       253      7.31          62,294     1,372       8.81
      Finance receivables:
        Affiliated                                              183,856     3,597      7.83         610,378    13,041       8.55
        Non-affiliated                                           77,743     1,780      9.16          93,581     2,225       9.51
                                                         -------------- ----------              ------------ ----------
           Total finance receivables                            261,599     5,377      8.22         703,959    15,266       8.67
                                                         -------------- ----------              ------------ ----------
              Total Loan Receivables                          1,407,374    23,537      6.69       2,140,384    41,894       7.83
                                                         -------------- ----------              ------------ ----------
           Total Mortgage Assets                         $    1,492,304 $  26,745      7.17 %   $ 2,248,425  $ 45,281       8.06 %
                                                         ============== ==========              ============ ==========
                       BORROWINGS
      CMO borrowings                                     $    1,028,494 $  16,592      6.45 %   $ 1,277,826  $ 21,027       6.58 %
      Reverse repurchase agreements - mortgages                 261,900     4,238      6.47         716,216    11,849       6.62
      Reverse repurchase agreements - securities                 15,545       259      6.66          38,150       639       6.70
                                                         ============== ==========              ============ ==========
           Total borrowings on Mortgage Assets           $    1,305,939 $  21,089      6.46 %   $ 2,032,192  $ 33,515       6.60 %
                                                         ============== ==========              ============ ==========

      Net Interest Spread                                                              0.71 %                               1.46 %

      Net Interest Margin                                                              1.52 %                               2.09 %


         Interest Income on Mortgage Assets

         Interest income on CMO collateral decreased 29% to $17.9 million during the third quarter of 1999 as compared to $25.3 million during the third quarter of 1998 as average CMO collateral decreased 21% to $1.1 billion as compared to $1.4 billion, respectively. Average CMO borrowings decreased as the Long-Term Investment Operations issued CMOs totaling $298.1 million since the end of the third quarter of 1998 while total principal prepayments on CMOs since the end of the third quarter of 1998 were $525.4 million. An increase in mortgage rates during the third quarter of 1999 and IFC's increased control over flow acquisitions through agreements with certain correspondents providing right of first refusal on loan production has contributed to greater stability in prepayments. Additionally, approximately 40% of IFC's new loan production during the first nine months of 1999 include prepayment penalties as compared to approximately 14% during the same period of the prior year. Therefore, due to IFC's correspondent agreements and increased levels of prepayment penalties, subsequent CMO collateral acquired by the Long-Term Investment Operations from IFC should contribute to a reduction in prepayment rates and stability of earnings. Interest income on CMO collateral also decreased as the weighted average yield decreased to 6.33% during the third quarter of 1999 as compared to 7.35% during the third quarter of 1998. The weighted average yield on CMO collateral decreased due to an increase in the amortization of premiums and securitization costs due to prepayments.

         Interest income on mortgage loans held-for-investment decreased 82% to $253,000 during the third quarter of 1999 as compared to $1.4 million during the third quarter of 1998 as average mortgage loans held-for-investment decreased 78% to $13.8 million as compared to $62.3 million, respectively. Average mortgage loans held-for-investment decreased primarily as mortgage loans acquired by the Long-Term Investment Operations decreased to none during the third quarter of 1999 as compared to $47.7 million during the third quarter of 1998. The weighted average yield on mortgage loans held-for-investment decreased to 7.31% during the third quarter of 1999 as compared to 8.81% during the third quarter of 1998. The decrease in the weighted average yield was primarily due to the sale of high-yielding second trust deeds throughout 1998 and the securitization of high yielding second trust deeds during the first quarter of 1999.

         Interest income on finance receivables decreased 65% to $5.4 million during the third quarter of 1999 as compared to $15.3 million during the third quarter of 1998 as average finance receivables decreased 63% to $261.6 million as compared to $704.0 million, respectively. The decrease in interest income on finance receivables was primarily the result of a 70% decrease in average finance receivables to affiliated companies, primarily IFC. Average finance receivables to affiliated companies decreased to $183.9 million during the third quarter of 1999 as compared to $610.4 million during the third quarter of 1998. IFC's mortgage loan acquisitions decreased to $440.0 million during the third quarter of 1999 as compared to $604.7 million during the third quarter of 1998. As such, interest income on finance receivables to affiliates decreased 72% to $3.6 million during the third quarter of 1999 as compared to $13.0 million during the third quarter of 1998. The weighted average yield on affiliated finance receivables decreased to 7.83% during the third quarter of 1999 as compared to 8.55% during the third quarter of 1998 primarily due to a decrease in the prime rate which is the index used to determine interest rates on finance receivables.

         Interest income on finance receivables to non-affiliated mortgage banking companies decreased 18% to $1.8 million during the third quarter of 1999 as compared to $2.2 million during the third quarter of 1998 as average finance receivables outstanding to non-affiliated mortgage banking companies decreased 17% to $77.7 million as compared to $93.6 million, respectively. Average finance receivables decreased, during the third quarter of 1999 as compared to the third quarter of 1998, primarily due to an overall market decrease in mortgage loan originations. The weighted average yield on non-affiliated finance receivables decreased to 9.16% during the third quarter of 1999 as compared to 9.51% during the third quarter of 1998 primarily due to a decrease in the prime rate from 8.50% to 8.00%.

         Interest income on investment securities available-for-sale decreased 6% to $3.2 million during the third quarter of 1999 as compared to $3.4 million during the third quarter of 1998 as average investment securities available-for-sale, net of securities valuation allowance, decreased 21% to $84.9 million as compared to $108.0 million, respectively. The decrease in average securities available-for-sale was the result of the Long-Term Investment Operations purchasing and retaining mortgage-backed securities of $18.3 million during the first nine months of 1999 as compared to $64.6 million during the first nine months of 1998. The weighted average yield on investment securities available-for-sale increased to 15.11% during the third quarter of 1999 as compared to 12.54% during the third quarter of 1998.

         Interest Expense on Mortgage Assets

         Interest expense on CMO borrowings decreased 21% to $16.6 million during the third quarter of 1999 as compared to $21.0 million during the third quarter of 1998 as average borrowings on CMO collateral decreased 23% to $1.0 billion as compared to $1.3 billion, respectively. Average CMO borrowings decreased as the Long-Term Investment Operations issued CMOs totaling $298.1 million since the end of the third quarter of 1998 as compared to CMOs totaling $768.0 million since the end of the third quarter of 1997. In addition, total principal prepayments on CMO collateral, which passes through to bondholders and reduces CMO borrowings, was $525.4 million since the end of the third quarter of 1998. The weighted average yield of CMO borrowings decreased to 6.45% during the third quarter of 1999 as compared to 6.58% during the third quarter of 1998.

         Interest  expense on  reverse  repurchase  agreements  used to fund the acquisition of mortgage loans and finance receivables decreased 64% to $4.2 million during the third quarter of 1999 as compared to $11.8 million during the third quarter of 1998 as average reverse repurchase agreements decreased 63% to $261.9 million as compared to $716.2 million, respectively. This decrease was primarily related to a decrease in finance receivables made to IFC as IFC sold whole loans monthly to third parties instead of accumulating loans for sale to IMH for issuance of CMO's. The weighted average yield on reverse repurchase agreements decreased to 6.47% during the third quarter of 1999 as compared 6.62% during the third quarter of 1998. The decrease in the weighted average yield on reverse repurchase agreements was due to the decrease in six-month LIBOR, which is the primary interest rate index of these instruments.

         The Company also uses mortgage-backed securities as collateral to borrow under reverse repurchase agreements to fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements decreased 59% to $259,000 during the third quarter of 1999 as compared to $639,000 during the third quarter of 1998. The average balance on these reverse repurchase agreements decreased 59% to $15.5 million during the third quarter of 1999 as compared to $38.2 million during the third quarter of 1998 primarily due to improved liquidity. The weighted average yield of these reverse repurchase agreements decreased to 6.66% during the third quarter of 1999 as compared 6.70% during the third quarter of 1998.

      Provision for Loan Losses

         The Company recorded loan loss provisions of $1.4 million during the third quarter of 1999 as compared to $(292,000) during the third quarter of 1998. The provision for loan losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

         The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables which includes loans held-for-investment, CMO collateral and finance receivables was 0.28% at September 30, 1999 as compared to 0.47% at December 31, 1998. The decrease in the allowance as a percentage of Gross Loan Receivables was due to the sale of delinquent loans and the reduction in delinquent loan balances in mortgage loans held-for-investment and CMO collateral, as well as an improved cure rate on delinquent loans.

      Non-Interest Income

         Non-interest income increased to $3.8 million during the third quarter of 1999 as compared to $(9.5) million during the third quarter of 1998 primarily due to an increase in equity in net earnings of IFC, a reduction in equity in net loss of ICH, and a reduction in mark-to-market loss on loans held-for-sale.

         Equity in Net Earnings of IFC

         Equity in net earnings of IFC increased to $3.0 million during the third quarter of 1999 as compared to $(7.9) million during the third quarter of 1998. IFC's net earnings increased during the third quarter of 1999 primarily due to a $21.0 million mark to market loss on mortgage loans recorded during the third quarter of 1998 as a result of the deterioration of the mortgage-backed securitization market during the latter part of 1998. The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC.

         IFC's net interest income decreased to $392,000 during the third quarter of 1999 as compared to $1.4 million during the third quarter of 1998 as average mortgage loans held-for-sale decreased 70% to $198.5 million as compared to $655.6 million, respectively. Average mortgage loans held-for-sale decreased as mortgage loan acquisitions decreased 27% to $440.0 million during the third quarter of 1999 as compared to mortgage loan acquisitions of $604.7 million during the third quarter of 1998 and IFC sold whole loans monthly to third parties instead of accumulating loans for sale to IMH for issuance of CMO's. Mortgage loan acquisitions decreased during the third quarter of 1999 as compared to the third quarter of 1998 due to the residual effects of the liquidity crisis, which occurred during the latter half of 1998. In response to the liquidity crisis, IFC raised interest rates on its loan programs and decreased the amount of premiums paid on its loan acquisitions, which caused some of IFC's correspondent sellers to use other sources for the funding of their mortgage loans. During the first nine months of 1999, IFC continued to rebuild its mortgage loan acquisitions to previous levels by offering its sellers competitive and flexible mortgage products. Mortgage loan acquisitions increased 16% to $440.0 million during the third quarter of 1999 as compared to $604.7 million during the third quarter of 1998.

         IFC's gain on sale of loans decreased to $8.3 million during the third quarter of 1999 as compared to $10.1 million during the third quarter of 1998. In line with the Company's overall strategy to improve liquidity, IFC sold mortgage loans on a whole loan basis for cash, as opposed to sales through asset-backed securitizations for non-cash gains. During the third quarter of 1999, IFC sold mortgages totaling $380.6 million, on a servicing released basis, to third party investors as compared to loan sales of $459.3 million during the third quarter of 1998. The sale of these loans on a servicing released basis reduced IFC's exposure to prepayment risk. IFC also sold no mortgages to IMH during the third quarter of 1999 as compared to $47.7 million during the third quarter of 1998.

         During the third quarter of 1999, IFC's net earnings were positively affected by a reduction in personnel expense to $2.0 million as compared to $2.6 million during the third quarter of 1998 primarily due to a reduction in staff. During the fourth quarter of 1998, IFC reduced staff in anticipation of decreased loan acquisitions, due to the deterioration of the mortgage-backed securitization market, and to increase liquidity from operating activities. Net earnings were also positively affected by a reduction in amortization of mortgage servicing rights during the third quarter of 1999 as compared to the third quarter of 1998. Amortization of mortgage servicing rights decreased to $1.4 million during the third quarter of 1999 as compared to $1.8 million during the third quarter of 1998 as IFC sold mortgage servicing rights during the first nine months of 1999. These increases to net earnings, during the third quarter of 1999, were partially offset by an increase in general and administrative and other expense. General and administrative and other expense increased to $1.9 million during the third quarter of 1999 as compared to $1.7 million during the third quarter of 1998 primarily due to non-reimbursable start-up costs and expenses from the retail and wholesale lending divisions that began operations in early 1999.

         Equity in Net Earnings of ICH

         Equity in net earnings of ICH decreased to none during the third quarter of 1999 as compared to equity in net loss of ICH of $1.8 million during the third quarter of 1998, as the Company sold its investment in ICH during the fourth quarter of 1998. As such, the Company no longer records earnings or losses of ICH.

      Non-Interest Expense

         Non-interest expense decreased to $2.1 million during the third quarter of 1999 as compared to $23.1 million during the third quarter of 1998. Non-interest expense during the third quarter of 1998 consisted of write-down of investment securities available-for-sale of $11.6 million and loss on equity investment of $9.1 million, which were caused by the deterioration of the mortgage-backed securitization market during the latter part of 1998. Excluding the affect of write-down of investment securities available-for-sale and loss on equity investment, non-interest expense decreased 29% to $1.7 million during the third quarter of 1999 as compared to $2.4 million during the third quarter of 1998.

      RESULTS OF OPERATIONS--
      IMPAC MORTGAGE HOLDINGS , INC.

      For the Nine Months Ended September 30, 1999 as compared to the Nine Months Ended September 30, 1998

      Results of Operations

         The Company recorded net earnings of $18.4 million, or $0.63 per diluted common share, during the first nine months of 1999 as compared to net earnings of $2.2 million, or $0.09 per diluted common share, during the first nine months of 1998. The increase in net earnings, during the first nine months of 1999 as compared to the first nine months of 1998, was primarily due to an increase in non-interest income of $10.4 million and a decrease of $18.7 million in non-interest expense. These increases to net earnings were partially offset by a decrease of $10.7 million in net interest income. As stated earlier, as the mortgage sector stabilized during the first nine months of 1999 and recovered from the volatility that occurred during the latter part of 1998, the Company returned to overall profitability and profitability on the sale of its mortgage loans during the first nine months of 1999.

         The retention of earnings in excess of dividend distributions will continue to improve the Company's book value per common share and increase capital levels. During the first nine months of 1999, the Company recorded net earnings of $0.69 per basic common share, which was $0.34 per basic common share in excess of declared common stock dividends of $0.35 per common share. The Company's current common stock dividend policy is to partly base quarterly dividends upon the Company's best estimate of taxable earnings for the year ending December 31, 1999. However, the Board of Directors reserves the right to make adjustments to this policy as actual results may differ from earnings projections. The most significant adjustments to GAAP earnings for the first nine months of 1999 were as follows: (1) amortization of the termination of the management agreement with Imperial Credit Advisors, Inc. in December of 1997, which resulted in a deduction of approximately $8.1 million, (2) exclusion of $5.5 million of equity in net earnings of IFC, (3) actual loan charge-offs in excess of loan loss provisions, which resulted in a deduction of approximately $3.3 million, and (4) deduction of Preferred Stock dividends of $2.5 million. As such, the Company's best estimate of taxable earnings for the first nine months of 1999 was $1.0 million, or $0.04 per basic common share. Therefore, during the first nine months of 1999 the Company declared common stock dividends of $0.35 per common share, of which approximately $0.31 per basic common share is in excess of estimated taxable earnings.

      Net Interest Income

         Net interest income decreased 32% to $22.3 million during the first nine months of 1999 as compared to $33.0 million during the first nine months of 1998 primarily due to a decrease in average Mortgage Assets. Average Mortgage Assets decreased 24% to $1.6 billion during the first nine months of 1999 as compared to $2.1 billion during the first nine months of 1998 due to the following: (1) sale of Mortgage Assets during the fourth quarter of 1998, (2) reduction in mortgage loan production at IFC, which decreased average outstanding finance receivables, and (3) the Company's concentration on strengthening book value and conserving capital by reducing leverage.

         Net interest income also decreased as the net interest margin decreased to 1.84% during the first nine months of 1999 as compared to 2.17% during the first nine months of 1998. The net interest margin on Mortgage Assets decreased primarily due to a decrease in the net interest spread on CMO collateral, which decreased to 0.28% during the first nine months of 1999 as compared to 0.78% during the first nine months of 1998. The margin decreased mainly due to increases in the one-month libor rate to which the borrowings are indexed and contractual increases in the pass-thru rate on certain of the bonds

         The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the nine months ended September 30, 1999 and 1998 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):



                                                                  For the Nine Months                  For the Nine Months
                                                                Ended September 30, 1999            Ended September 30, 1998
                                                           -----------------------------------  ----------------------------------
                                                             Average                Weighted      Average                  Weighted
                                                             Balance     Interest   Avg Yield     Balance       Interest   Avg Yield
                                                           ------------ ---------- -----------  ------------   ---------- ----------
                     MORTGAGE ASSETS
      Investment securities available-for-sale:
        Securities collateralized by mortgages             $    86,700  $   9,330     14.35 %   $    86,944    $   7,986    12.25 %
        Securities collateralized by other loans                 8,052        629     10.42           5,356          533    13.27
                                                           ------------ ----------              ------------   ----------
          Total investment securities available-for-sale        94,752      9,959     14.01          92,300        8,519    12.31
                                                           ------------ ----------              ------------   ----------

      Loan receivables:
      CMO collateral                                         1,155,877     57,404      6.62       1,245,516       69,446     7.43
      Mortgage loans held-for-investment                        41,626      2,160      6.92         188,799       13,089     9.24
      Finance receivables:
        Affiliated                                             197,408     11,920      8.05         445,504       28,520     8.54
        Non-affiliated                                          72,015      4,889      9.05          83,188        5,944     9.53
                                                           ------------ ----------              ------------   ----------
           Total finance receivables                           269,423     16,809      8.32         528,692       34,464     8.69
                                                           ------------ ----------              ------------   ----------
              Total Loan Receivables                         1,466,926     76,373      6.94       1,963,007      116,999     7.95
                                                           ------------ ----------              ------------   ----------
           Total Mortgage Assets                           $ 1,561,678  $  86,332      7.37 %   $ 2,055,307    $ 125,518     8.14 %
                                                           ============ ==========               ===========   ==========

                       BORROWINGS
      CMO borrowings                                       $ 1,053,314  $  50,051      6.34 %   $ 1,156,748    $  57,714     6.65 %
      Reverse repurchase agreements - mortgages                290,542     13,718      6.30         668,176       33,109     6.61
      Reverse repurchase agreements - securities                19,727        970      6.56          25,687        1,249     6.48
                                                           ============ ==========              ============   ==========
           Total borrowings on Mortgage Assets             $ 1,363,583  $  64,739      6.33 %   $ 1,850,611    $  92,072     6.63 %
                                                           ============ ==========              ============   ==========

      Net Interest Spread                                                              1.04 %                                1.51 %

      Net Interest Margin                                                              1.84 %                                2.17 %

         Interest Income on Mortgage Assets

         Interest income on CMO collateral decreased 17% to $57.4 million during the first nine months of 1999 as compared to $69.4 million during the first nine months of 1998 as the weighted average yield decreased to 6.62% as compared to 7.43%, respectively. The weighted average yield on CMO collateral decreased due to increases in the amortization of premiums and securitization costs due to high fluctuations in prepayments. Average CMO collateral during the first nine months of 1999 decreased slightly to $1.16 billion as compared to $1.25 billion during the first nine months of 1998. Constant prepayment rates on CMO collateral decreased to 38% during the last twelve months ended September 30, 1999 as compared to 43% during the same period ended September 30, 1998. As stated previously, the Company expects that right of first refusal agreements with IFC's correspondent sellers and increased prepayment penalties on IFC's loan acquisitions should contribute to a reduction in prepayment rates and stability of earnings on subsequent CMO collateral acquired by the Long-Term Investment Operations from IFC.

         Interest income on mortgage loans held-for-investment decreased 83% to $2.2 million during the first nine months of 1999 as compared to $13.1 million during the first nine months of 1998 as average mortgage loans held-for-investment decreased 78% to $41.6 million as compared to $188.8 million, respectively. Average mortgage loans held-for-investment decreased due to reduced loan acquisitions by IMH, which were $283.0 million during the first nine months of 1999 as compared to $841.6 million during the first nine months of 1998. The weighted average yield on mortgage loans held-for-investment decreased to 6.92% during the first nine months of 1999 as compared to 9.24% during the first nine months of 1998. The decrease in the weighted average yield was primarily due to the sale of high-yielding second trust deeds throughout 1998 and the securitization of high yielding second trust deeds during the first quarter of 1999.

         Interest income on finance receivables decreased 51% to $16.8 million during the first nine months of 1999 as compared to $34.5 million during the first nine months of 1998 as average finance receivables decreased 49% to $269.4 million as compared to $528.7 million, respectively. The decrease in interest income on finance receivables was primarily the result of a 56% decrease in average finance receivables to affiliated companies, primarily IFC. Average finance receivable to affiliated companies decreased to $197.4 million during the first nine months of 1999 as compared to $445.5 million during the first nine months of 1998. IFC's mortgage loan acquisitions decreased to $1.1 billion during the first nine months of 1999 as compared to $1.9 billion during the first nine months of 1998. As such, interest income on finance receivables to affiliates decreased 58% to $11.9 million during the first nine months of 1999 as compared to $28.5 million during the first nine months of 1998. The weighted average yield on affiliated finance receivables decreased to 8.05% during the first nine months of 1999 as compared to 8.54% during the first nine months of 1998 primarily due to a decrease in the prime rate which is the index used to determine interest rates on finance receivables.

         Interest income on finance receivables to non-affiliated mortgage banking companies decreased 17% to $4.9 million during the first nine months of 1999 as compared to $5.9 million during the first nine months of 1998 as average finance receivables outstanding to non-affiliated mortgage banking companies decreased 13% to $72.0 million as compared to $83.2 million, respectively. Average finance receivables decreased, during the first nine months of 1999 as compared to the first nine months of 1998, primarily due to an overall market decrease in mortgage loan originations. The weighted average yield on non-affiliated finance receivables decreased to 9.05% during the first nine months of 1999 as compared to 9.53% during the first nine months of 1998 primarily due to a decrease in the prime rate.

         Interest income on investment securities available-for-sale increased 18% to $10.0 million during the first nine months of 1999 as compared to $8.5 million during the first nine months of 1998 as average investment securities available-for-sale, net of securities valuation allowance, increased 3% to $94.8 million as compared to $92.3 million, respectively. The increase in average securities available-for-sale was the result of the Long-Term Investment Operations purchasing and retaining mortgage-backed securities of $18.3 million, which were issued by IFC, since the end of the third quarter of 1998. The weighted average yield on investment securities available-for-sale increased to 14.01% during the first nine months of 1999 as compared to 12.31% during the first nine months of 1998.

         Interest expense on Mortgage Assets

         Interest expense on CMO borrowings decreased 13% to $50.1 million during the first nine months of 1999 as compared to $57.7 million during the first nine months of 1998 as the weighted average yield on CMO borrowings decreased to 6.34% as compared to 6.65%, respectively. Average CMO borrowings decreased to $1.1 billion during the first nine months of 1999 as compared to $1.2 billion during the first nine months of 1998.

         Interest expense on reverse repurchase borrowings used to fund the acquisition of mortgage loans and finance receivables decreased 59% to $13.7 million during the first nine months of 1999 as compared to $33.1 million during the first nine months of 1998. The average balance of these reverse repurchase agreements decreased 57% to $290.5 million during the first nine months of 1999 as compared to $668.2 million during the first nine months of 1998. This decrease was primarily related to a decrease in finance receivables made to IFC as IFC's acquisition of mortgage loans were lower during the first nine months of 1999 as compared the first nine months of 1998. The weighted average yield of these reverse repurchase agreements decreased to 6.30% during the first nine months of 1999 as compared 6.61% during the first nine months of 1998. The decrease in the weighted average yield on reverse repurchase agreements was due to the decrease in six-month LIBOR, which is the primary interest rate index of these instruments.

         The Company also uses mortgage-backed securities as collateral to borrow under reverse repurchase agreements to fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements decreased 17% to $1.0 million during the first nine months of 1999 as compared to $1.2 million during the first nine months of 1998. The average balance on these reverse repurchase agreements decreased 23% to $19.7 million during the first nine months of 1999 as compared to $25.7 million during the first nine months of 1998 primarily due to improved liquidity. The weighted average yield of these reverse repurchase agreements increased to 6.56% during the first nine months of 1999 as compared 6.48% during the first nine months of 1998.

      Provision for Loan Losses

         The Company recorded loan loss provisions of $4.4 million during the first nine months of 1999 as compared to $2.1 million during the first nine months of 1998. The provision for loan losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

      Non-Interest Income

         Non-interest income increased to $7.5 million during the first nine months of 1999 as compared to $(2.9) million during the first nine months of 1998 primarily due to an increase in equity in net earnings of IFC, a reduction in equity in net loss of ICH, and a reduction in mark-to-market loss on loans held-for-sale.

         Equity in Net Earnings of IFC

         Equity in net earnings of IFC increased to $5.5 million during the first nine months of 1999 as compared to $(3.9) million during the first nine months of 1998. IFC's net earnings increased to $5.6 million during the first nine months of 1999 as compared to $(3.9) million during the first nine months of 1998 primarily due to a $21.0 million mark to market loss on mortgage loans recorded during the third quarter of 1998 as a result of the deterioration of the mortgage-backed securitization market during the latter part of 1998. The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC.

         IFC's net interest income decreased as average mortgage loans held-for-sale decreased 61% to $206.5 million during the first nine months of 1999 as compared to $528.8 million during the first nine months of 1998. Average mortgage loans held-for-sale decreased as mortgage loan acquisitions decreased 42% to $1.1 billion during the first nine months of 1999 as compared to mortgage loan acquisitions of $1.9 billion during the first nine months of 1998. Mortgage loan acquisitions decreased during the first nine months of 1999 as compared to the first nine months of 1998 due to the residual effects of the liquidity crisis, which occurred during the latter half of 1998. In response to the liquidity crisis, IFC raised interest rates on its loan programs and decreased the amount of premiums paid on its loan acquisitions, which caused some of IFC's correspondent sellers to use other sources for the funding of their mortgage loans. During the first nine months of 1999, IFC continued to rebuild its mortgage loan acquisitions to previous levels by offering its sellers competitive and flexible mortgage products. IFC's net interest income also decreased during the first nine months of 1999 as the weighted average yield on mortgage loans held-for-sale decreased to 8.57% as compared to a weighted average yield of 9.55% during the first nine months of 1998. IFC's yield on mortgage loans held-for-sale during the first nine months of 1998 included the acquisition of high-yielding second trust deeds, which IFC acquired from Preferred Credit Corporation during the fourth quarter of 1997. The majority of these second trust deeds were sold to third party investors during 1998 or sold to the Long-Term Investment Operations for CMO collateral during the first quarter of 1999.

         IFC's gain on sale of loans increased to $22.8 million during the first nine months of 1999 as compared to $18.9 million during the first nine months of 1998. However, gain on sale of loans during the first nine months of 1999 included a reduction of mark-to-market allowances of $4.1 million. Excluding the reduction of mark-to-market allowances, gain on sale for the first nine months of 1999 was $18.7 million as compared to $18.9 million during the first nine months of 1998, as IFC was profitable on the sale of its mortgage loans as the mortgage-backed securitization market recovered from the volatility that occurred during 1998. In line with the Company's overall strategy to improve liquidity, IFC sold mortgage loans on a whole loan basis for cash, as opposed to sales through asset-backed securitizations for non-cash gains. During the first nine months of 1999, IFC sold mortgages totaling $1.0 billion, on a servicing released basis, to third party investors as compared to loan sales and securitizations of $1.2 billion during the first nine months of 1998. The sale of these loans on a servicing released basis reduced IFC's exposure to prepayment risk. IFC also sold $287.6 million in principal balance of mortgages to IMH during the first nine months of 1999 as compared to $817.9 million during the first nine months of 1998.

         During the first nine months of 1999 IFC's net earnings were positively affected by a reduction in personnel expense to $5.4 million as compared to $7.4 million during the first nine months of 1998 primarily due to a reduction in staff. During the fourth quarter of 1998, IFC reduced staff in anticipation of decreased loan acquisitions, due to the deterioration of the mortgage-backed securitization market, and to increase liquidity from operating activities. Net earnings were also positively affected by a reduction in amortization of mortgage servicing rights during the first nine months of 1999 as compared to the first nine months of 1998. Amortization of mortgage servicing rights decreased to $3.9 million during the first nine months of 1999 as compared to $4.7 million during the first nine months of 1998 as IFC sold mortgage servicing rights during the first six months of 1999. These increases to net earnings, during the first nine months of 1999, were partially offset by an increase in general and administrative and other expense. General and administrative and other expense increased to $5.4 million during the first nine months of 1999 as compared to $3.9 million during the first nine months of 1998 primarily due to non-reimbursable start-up costs and expenses from the retail and wholesale lending divisions that began operations in early 1999.

         Equity in Net Earnings of ICH

         Equity in net earnings of ICH decreased to none during the first nine months of 1999 as compared to equity in net loss of ICH of $(1.0) million during the first nine months of 1998, as the Company sold its investment in ICH during the fourth quarter of 1998. As such, the Company no longer records earnings or losses of ICH.

      Non-Interest Expense

         Non-interest expense decreased to $7.1 million during the first nine months of 1999 as compared to $25.8 million during the first nine months of 1998. Non-interest expense during the first nine months of 1998 consisted of write-down of investment securities available-for-sale of $12.8 million and loss on equity investment of $9.1 million, which was caused by the deterioration of the mortgage-backed securitization market during the latter part of 1998. Excluding the affect of write-down of investment securities available-for-sale and loss on equity investment, non-interest expense increased to $5.0 million during the first nine months of 1999 as compared to $3.9 million during the first nine months of 1998. This increase was primarily due to a $1.5 million increase in loss on disposition of other real estate owned.

      LIQUIDITY AND CAPITAL RESOURCES

         Overview. The Company's business operations are primarily funded from monthly interest and principal payments from its mortgage loan and investment securities portfolios, reverse repurchase agreements secured by mortgage loans and mortgage-backed securities, adjustable- and fixed-rate CMO financing, proceeds from the sale of mortgage loans and the issuance of REMICs, and proceeds from the issuance of common stock through secondary stock offerings, DRSSP, and its structured equity shelf. In July of 1999, the Company decided to suspend its DRSSP. The acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, reverse repurchase agreements, CMO financing, and proceeds from the sale of common stock. The acquisition of mortgage loans by the Conduit Operations are primarily funded from reverse repurchase agreements, the sale of mortgage loans and mortgage-backed securities, and the issuance of REMICs. Short-term warehouse financing, or finance receivables, provided by the Warehouse Lending Operations to affiliated companies and to IFC's correspondent sellers are funded from reverse repurchase agreements and proceeds from the sale of common stock.

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

         During the latter half of 1998, a global liquidity crisis resulted in a deterioration of the mortgage-backed securitization market and created liquidity problems for the Company as the Company's lenders made margin calls on their warehouse and reverse repurchase lines. Margin calls result from the Company's lenders evaluating the market value of underlying collateral securing the borrowings and requiring additional equity or collateral. The Company sold Mortgage Assets at significant losses during the fourth quarter of 1998 to meet potential margin calls. The sale of Mortgage Assets and the issuance of Preferred Stock during the fourth quarter of 1998 provided the Company with much needed liquidity at the time. In addition, the Company decreased its Leverage Ratio at September 30, 1999 as compared to September 30, 1998 and, as a result, the Company had no margin calls on its reverse repurchase agreements during the first nine months of 1999. Furthermore, the mortgage-backed securitization market stabilized during the first nine months of 1999 and allowed the Company to complete two CMOs. The issuance of CMOs provides the Company with immediate liquidity, a locked-in interest rate spread and eliminates the Company's exposure to margin calls on such loans. A decrease in loan acquisitions during the first nine months of 1999 along with a return to profitability has provided additional liquidity from operating activities. However, the Company expects loan acquisitions and originations from its two new divisions will increase on a go-forward basis, along with a corresponding increase in staff, which will require additional cash.

          The Company continues to explore alternatives for increasing liquidity through additional asset sales and capital raising efforts. However, no assurances can be given that such alternatives will be available, or if available, under comparable rates and terms as currently exist. During the first quarter of 1999, the Company completed a definitive agreement to acquire a bank. As provided for in the agreement, the Company submitted its application in the second quarter of 1999 for a change of control to the state and federal regulatory agencies for their approval. During the process of reviewing the application, the federal regulator raised certain issues. The Company was not able to give the federal agency sufficient comfort with respect to those issues without modifying our proposal. Also, the state regulatory department requested significant additional information which had the effect of delaying the approval process. At this time, the Company has decided to withdraw its state and federal applications for change of control and intends on resubmitting a new application at a later date that addresses the business concerns expressed by the regulators. However, there are no assurances that new applications for change of control will be received favorably by either of the state and federal regulators. Therefore, the Company is continuing to expand its wholesale and retail operations, which was intended to be contributed to the Bank, within IFC. In the event that the Company is unsuccessful in its efforts to obtain the Bank charter, management believes that it will have no effect on the future profitability of the Company.

      Long-Term Investment Operations

      Primary Source of Funds

         The Long-Term Investment Operations uses CMO borrowings to finance substantially its entire mortgage loan portfolio. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. For the first nine months of 1999, the Company issued CMOs totaling $298.1 million that were collateralized by $316.2 million of residential mortgages. At September 30, 1999, the Long-Term Investment Operations had $1.0 billion of CMO borrowings used to finance $1.1 billion of CMO collateral. During the first nine months of 1999, total principal reductions on CMO collateral provided liquidity of $378.6 million.

         The Long-Term Investment Operations may pledge mortgage-backed securities as collateral to borrow funds under reverse repurchase agreements. The terms under these reverse repurchase agreements are generally for 30 days with interest rates ranging from the one-month London Interbank Offered Rate ("LIBOR") plus 56% to 200% depending on the type of collateral provided. As of September 30, 1999, the Long-Term Investment Operations had $11.4 million outstanding under these reverse repurchase agreements which were secured by $29.2 million in fair market value of mortgage-backed securities.

         During the first nine months of 1999, the Company raised capital of $946,000 from the sale of 216,156 shares of common stock issued through its DRSPP. The DRSPP was suspended in July 1999.

      Primary Use of Funds

         During the first nine months of 1999, IMH acquired $287.6 million in principal balance of mortgage loans from IFC.

         During the first nine months of 1999, IMH repurchased 1,324,200 shares of Common Stock for $6.8 million and paid common and preferred stock dividends of $18.8 million.

         IMH has a reverse repurchase arrangement with a commercial bank. IMH borrowed $10.0 million for general working capital needs. The reverse repurchase arrangement expires on December 31, 1999. The interest rate on the reverse repurchase arrangement is LIBOR plus 2.0%. Additional funds cannot be advanced under the reverse repurchase arrangement with terms that require monthly principal payments of $833,000 plus accrued interest. As of September 30, 1999, IMH's outstanding borrowings under the reverse repurchase arrangement was $4.2 million. This was subsequently paid in full from the proceeds of the Company's re-securitization.

      Warehouse Lending Operations

      Primary Source of Funds

         The Warehouse Lending Operations finances the acquisition of mortgage loans by the Long-Term Investment Operations and Conduit Operations primarily through borrowings on reverse repurchase agreements with third party lenders. IWLG has obtained reverse repurchase facilities from major investment banks to provide financing as needed. Terms of the reverse repurchase agreements require that the mortgages be held by an independent third party custodian giving the Warehouse Lending Operations the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates vary from 85 basis points to 200 basis points over one-month LIBOR, depending on the type of collateral provided. The advance rate on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 75% to 101% of the fair market value of the collateral.

         The  following   table  presents   information  on  available   reverse
      repurchase agreements as of September 30, 1999 (dollars in thousands):

                                                                Amount
                                                             Outstanding           Interest rate
                                                           ---------------  --------------------------

      Lender A (1)                                         $      207,943     Libor + 0.85% to 2.00%
      Lender B (1)                                                    304         Libor + 1.00%
                                                           ---------------
                                                           $      208,247
                                                           ===============
           Total

      (1) Uncommitted reverse repurchase agreement.

      Conduit Operations

      Primary Source of Funds

         The Conduit Operations has entered into reverse repurchase agreements to obtain financing of up to $1.1 billion from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that IFC accumulates mortgage loans and until the mortgage loans are securitized and sold. The margins on the reverse repurchase agreements are based on the type of collateral provided and generally range from 95% to 100% of the fair market value of the collateral. The interest rates on the borrowings are indexed to Prime, which was 8.25% at September 30, 1999. At September 30, 1999, the Conduit Operations had $92.9 million outstanding under the reverse repurchase agreement.

         During the first nine months of 1999, the Conduit Operations sold $1.0 billion in principal balance of mortgage loans to third-party investors. In addition, IFC sold $287.6 million in principal balance of mortgage loans to the Long-Term Investment Operations during the first nine months of 1999. By securitizing and selling loans on a periodic and consistent basis the reverse repurchase agreements were sufficient to handle IFC's liquidity needs during the first nine months of 1999.

      Primary Use of Funds

         During the first nine months of 1999, the Conduit Operations acquired $1.1 billion of mortgage loans.

      Cash Flows

         Operating Activities - During the first nine months of 1999 net cash provided by operating activities was $27.4 million. Cash provided by operating activities was primarily due to net earnings of $18.4 million and $6.7 million in net change in other assets and liabilities.

         Investing Activities - During the first nine months of 1999 net cash provided by investing activities was $201.1 million. Cash provided by investing activities was primarily due to a decrease in finance receivables of $101.8 million as loan acquisitions at IFC decreased during the first nine months of 1999 and a decrease $95.6 million in CMO collateral.

         Financing Activities - During the first nine months of 1999 net cash used in financing activities was $245.9 million. Cash used in financing activities was primarily due to repayment of CMO borrowings of $416.5 million and reverse repurchase agreements of $102.8 million. This use of funds was partially offset by proceeds from the issuance of CMOs of $298.1 million.

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

      Year 2000 Compliance

      Project Status

         The Company's Year 2000 project was approximately 100% complete as of September 30, 1999. The Company contracted with an outside vendor to provide coordination, support, testing and implementation in regards to Year 2000 compliance of hardware and software systems, both on an information technology ("IT") and non-IT level.

         The Company's in-house IT department took over the project from its outside vendors during the second quarter of 1999. The Company's primary IT systems include loan servicing, loan tracking, master servicing and accounting and reporting. The Company has obtained information and the published plan in regards of Year 2000 compliance from the loan servicing systems' outside vendor. The Company's IT department will continue to monitor our vendor's progress on Year 2000 compliance. The loan tracking system is currently in compliance with Year 2000. The master servicing system was tested and Year 2000 compliant. The accounting and reporting system is currently Year 2000 compliant. The Company's non-IT systems include its file servers, network systems, workstations and communication systems are Year 2000 compliant. As of June 30, 1999, the upgrade of the Company's communication systems was completed. Testing on all other in-house hardware was completed as of June 30, 1999.

         The Year 2000  project is divided  into two primary  phases as follows:
      (1) define scope of project and identify  all IT and non-IT  systems,  and
      (2) testing of existing systems and implementation of new systems, if required. The outside contractor on the Year 2000 project submits monthly status reports to the Company's IT manager and communicates with the IT department on a daily basis. The Company's executive committee which includes the CEO and Chairman, President, and Chief Financial Officer reviews the progress of the Company's Year 2000 project through monthly status reports and reviews with the Company's IT manager. In August 1999 the Vice President of Information Technology presented the Company's Y2K compliance update to the board members.

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

      Costs

         The total cost associated with required modifications or installations to become Year 2000 compliant was not material to the Company's financial condition. The cost to upgrade the Company's communications system was $140,000. As of October 31, 1999, the Company had paid $273,000 to the outside vendor for completed work on the project. The Company does not anticipate any additional cost for the project. The majority of the Company's estimated cost for the Year 2000 compliance was be spent on software upgrades and writing new program code on existing proprietary software. Since the Company's hardware had been purchased within the last two years, the cost of replacing hardware was minimal.

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

      Contingency Plans

         The Company believes its Year 2000 compliance process should enable it to be successful in modifying its computer systems to be Year 2000 compliant. Acceptance testing and sign-off is 100% complete with respect to the Company's in-house systems. In addition to Year 2000 compliance system modification plans, the Company has also developed contingency plans for all other systems classified as critical and high risk. These contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified and/or sufficiently tested and validated to ensure Year 2000 compliance. The IT department will be working on January 1st and 2nd, 2000 to test to ensure that all systems are operational and functioning properly. However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's financial condition, results of operation, business or business prospects.

      Transactions with Related Parties

         During the second quarter of 1999, IMH advanced $14.5 million in cash, in the form of an interest-only note payable, to IFC as part of the initial capitalization of the Bank. During the third quarter of 1999, the Company received interest income of $344,000 on this note.

         In January 1999, IWLG extended a $50.0 million warehouse line to WSI, which James Walsh, a Director of the Company, is Executive Vice President. Advances under the warehouse line bear interest at a rate of Prime + 0.50%. As of September 30, 1999, there was $146,000 outstanding under the warehouse line agreement.

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

      Interest- and Principal-Only Strips. The Company had interest- and principal-only strips of $35.8 million and $43.1 million outstanding at September 30, 1999 and December 31, 1998, respectively. These instruments are carried at market value at September 30, 1999 and December 31, 1998. The Company values these assets based on the present value of future cash flow streams net of expenses using various assumptions.

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

      ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 27,1999, the Company held it's annual meeting of stockholders. Of the total number of shares eligible to vote (22,725,770), 21,769,111 votes were returned, or 96%, formulating a quorum. At the stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I
      - Election of Directors, Proposal II - Ratify appointment of Company's independent auditors, KPMG LLP.

      The results of voting on these proposals are as follows:

      Proposal I - Election of Directors

        Director                                     For                     Against                Elected

        Joseph R. Tomkinson                      21,224,792                  544,319                   Yes
        William S. Ashmore                       21,237,541                  531,570                   Yes
        James Walsh                              21,226,612                  542,499                   Yes
        Frank P. Filipps                         21,248,237                  520,874                   Yes
        Stephan R. Peers                         21,248,187                  520,924                   Yes


      All directors are elected annually at the Company's annual stockholders meeting.

      Proposal II - Appointment of independent auditors

      Proposal II was approved with 21,503,228  shares voted for,  146,909 voted
      against,   and  118,974   abstained  from  voting  thereby  ratifying  the
      appointment of KPMG LLP as the Company's independent auditors.

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

      Date:  November 11, 1999