Form 10-K
period 1999-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2000-03-21
CIK 1000298

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   _________
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 1999 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _________  to _________.

                        Commission File Number: 0-19861
                            ______________________

                         IMPAC MORTGAGE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  Maryland                              33-0675505
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

               1401 Dove Street, Newport Beach, California 92660
                    (Address of principal executive offices)

                                 (949) 475-3600
              (Registrant's telephone number, including area code)
                           ________________________

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common Stock $0.01 par value                       American Stock Exchange

                            ______________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  On March 14, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $69.9 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of March 14, 2000 was 21,400,906.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Definitive Proxy Statement issued in connection with the 2000 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III.

                         IMPAC MORTGAGE HOLDINGS, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----
                                                  PART I
ITEM 1.  BUSINESS.......................................................................................      3
ITEM 2.  PROPERTIES.....................................................................................     30
ITEM 3.  LEGAL PROCEEDINGS..............................................................................     30
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................     30

                                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................     31
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA...........................................................     32
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........     35
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................     55
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................     62
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........     62

                                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................     63
ITEM 11. EXECUTIVE COMPENSATION.........................................................................     63
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................     63
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................     63

                                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................     64

SIGNATURES..............................................................................................     68

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

ITEM 1.  BUSINESS

     Impac Mortgage Holdings, Inc. was incorporated in Maryland in August 1995. References to the "Company" refer to Impac Mortgage Holdings, Inc. ("IMH") and its subsidiaries, IMH Assets Corporation ("IMH Assets"), Impac Warehouse Lending Group, Inc. ("IWLG"), and Impac Funding Corporation, (together with its wholly-owned subsidiary Impac Secured Assets Corporation, ("IFC")). References to IMH refer to Impac Mortgage Holdings, Inc. as a separate entity from IMH Assets, IWLG and IFC.

General

     Impac Mortgage Holdings, Inc. is a mortgage real estate investment trust ("REIT"), which, together with its subsidiaries and related companies, primarily operates three businesses: (1) the Long-Term Investment Operations, (2) the Conduit Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Conduit Operations purchases and sells and securitizes primarily non-conforming mortgage loans. The Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. The Company elects to be taxed as a REIT for federal income tax purposes, which generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level.

Long-Term Investment Operations

     The Long-Term Investment Operations, conducted by IMH and IMH Assets (a wholly-owned specialty purpose entity through which IMH conducts its CMO borrowings), invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Non-conforming residential mortgage loans are residential mortgages that generally do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The principal differences between conforming loans and non-conforming loans include applicable loan-to-value ratios, credit and income histories of the mortgagors, documentation required for approval of the mortgagors, type of properties securing the mortgage loans, loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes.

     Income is earned primarily from net interest income received by IMH on mortgage loans and mortgage-backed and other collateralized securities acquired and held in its portfolio. Mortgage loans and mortgage-backed and other collateralized securities are financed with capital, borrowings provided from Collateralized Mortgage Obligations ("CMOs"), warehouse facilities, which are referred to as reverse repurchase agreements, and borrowings secured by mortgage-backed securities. IFC supports the investment objectives of the Long-Term Investment Operations by supplying the Long-Term Investment Operations mortgage loans and mortgage-backed securities at prices that are comparable to those available through investment bankers and other third parties.

 Mortgage Loans Held in the Portfolio

     The Company originates loans through its network of conduit sellers and invests a substantial portion of its portfolio in non-conforming mortgage loans and, to a lesser extent, second mortgage loans. The Company also purchases such loans from third parties for long-term investment and for resale. Management believes that non-conforming mortgage loans provide an attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. A portion of the long-term investment portfolio consists of "A-," "B," "C," and "D" grade mortgage loans, (collectively, "B/C Loans"). The Company believes that a structural change in the mortgage banking industry has occurred which has increased demand for higher yielding non-conforming mortgage loans. This change has been caused by a number of factors, including: (1) investors' demand for higher-yielding assets due to historically low interest rates over the past few years, (2) increased securitization of high-yielding non-conforming mortgage loans by the investment banking industry, (3) quantification and development of standardized credit criteria by credit rating agencies for securities backed by non-conforming mortgage loans, and (4) increased competition in the securitization industry, which has reduced borrower interest rates and fees, thereby making non-conforming mortgage loans more affordable.

  Investments in Mortgage-Backed and Other Collateralized Securities

     The Company also acquires mortgage-backed securities and other collateralized securities generated through its own securitization efforts and those generated by third parties. In connection with the issuance of mortgage-backed securities by IFC in the form of real estate mortgage investment conduits ("REMICs"), IMH has and may retain senior or subordinated securities as regular interests on a short-term or long-term basis. Such securities or investments may subject the Company to credit, interest rate and/or prepayment risks. In general, subordinated classes of a particular series of securities bear all losses prior to the related senior classes. Losses in excess of expected losses at the time such securities are purchased would adversely affect the Company's yield on such securities and could result in the failure of the Company to recoup its initial investment. The Company may also acquire REMIC or CMO residual interests created through its own securitizations or those of third parties. See "--Conduit Operations--Securitization and Sale Process," and "-- Risk Factors--Value of Our Portfolio of Mortgage-Backed Securities May be Adversely Affected."

 Financing

  The Long-Term Investment Operations are primarily financed through the issuance of CMOs, short-term borrowings under reverse repurchase agreements, borrowings secured by mortgage-backed securities, and proceeds from the sale of capital stock. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of OperationsLiquidity and Capital Resources" for more information regarding the Company's financing arrangements.

  Collateralized Mortgage Obligations. As the Long-Term Investment Operations accumulates mortgage loans in its long-term investment portfolio, the Company may issue CMOs secured by such loans as a means of financing its Long-Term Investment Operations. The decision to issue CMOs is based on the Company's current and future investment needs, market conditions and other factors. For accounting and tax purposes, the mortgage loans financed through the issuance of CMOs are treated as assets of the Company, and the CMOs are treated as debt of the Company, when for accounting purposes the CMO qualifies as a financing arrangement. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt, and any investment income on such collateral. The Long-Term Investment Operations earns the net interest spread between the interest income on the mortgage loans securing the CMOs and the interest and other expenses associated with the CMO financing. The net interest spread may be directly impacted by the levels of prepayment of the underlying mortgage loans and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates.

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

     The Company believes that under prevailing market conditions an issuance of CMOs receiving other than an investment grade rating would require payment of an excessive yield to attract investors. The Company's CMOs typically are structured as one-month London interbank offered rate ("LIBOR") "floaters" and fixed-rate securities with interest payable monthly. Interest rates on adjustable rate CMOs generally range from 0.18% to 8.50% over one-month LIBOR and from 6.65% to 18.25% on fixed rate CMOs depending on the class of the CMOs issued. The CMOs are guaranteed for the holders by a mortgage loan insurer, giving the CMOs the highest rating established by a nationally recognized rating agency.

     Reverse Repurchase Agreements. The Company has reverse repurchase agreements at interest rates that are consistent with the Company's financing objectives. A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which the Company effectively pledges its mortgage loans and mortgage securities as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the reverse repurchase agreement, the Company is required to repay the loan and correspondingly receives back its collateral. Under reverse repurchase agreements, the Company retains the instruments of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. Upon a payment default under such agreements, the lending party may liquidate the collateral.

     The Company's borrowing agreements require the Company to pledge cash, additional mortgage loans or additional securities backed by mortgage loans in the event the market value of existing collateral declines. The Company may be required to sell assets to reduce its borrowings to the extent that cash reserves are insufficient to cover such deficiencies in collateral. To reduce its exposure to the credit risk of reverse repurchase agreement lenders, the Company enters into such agreements with several different parties and follows its own credit exposure procedures. The Company monitors the financial condition of its reverse repurchase agreement lenders on a regular basis, including the percentage of mortgage loans that are the subject of reverse repurchase agreements with a single lender. See "--Risk Factors--Inability to Generate Liquidity May Adversely Affect Our Operations."

     Borrowings Secured by Mortgage-Backed Securities. The Company finances a portion of its mortgage-backed securities portfolio with principal only notes. The notes represent senior or subordinated interests in trust funds primarily consisting of a pool of mortgage loans. The notes represent non-recourse obligations of the Company.

     Other Mortgage-Backed Securities. As an additional alternative for the financing of its Long-Term Investment Operations, the Company may issue other mortgage-backed securities. The Company may issue mortgage pass-through certificates representing an undivided interest in pools of mortgage loans. The holders of mortgage pass-through certificates receive their pro rata share of the principal payments made on a pool of mortgage loans and interest at a pass-through interest rate that are fixed at the time of offering. The Company may retain up to a 100% undivided interest in a significant number of the pools of mortgage loans underlying such pass-through certificates. The retained interest, if any, may also be subordinated so that, in the event of a loss, payments to certificate holders will be made before the Company receives its payments. Unlike the issuance of CMOs, the issuance of mortgage pass-through certificates will not create an obligation of the Company to security holders in the event of borrower default. However, as in the case of CMOs, the Company may be required to obtain various forms of credit enhancements in order to obtain an investment grade rating for issues of mortgage pass-through certificates by a nationally recognized rating agency.

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

     As of February 8, 2000, IFC maintained relationships with 263 correspondents. Correspondents originate and close mortgage loans under IFC's mortgage loan programs on a flow (loan-by-loan) basis or through bulk sale commitments. Correspondents include savings and loan associations, commercial banks, mortgage bankers and mortgage brokers. IFC can compete effectively with other non-conforming mortgage loan conduits through its efficient loan purchasing process, flexible purchase commitment options and competitive pricing and by designing non-conforming mortgage loans to suit the needs of its correspondent loan originators and their borrowers, which are intended to provide sufficient credit quality to its investors. In addition to earnings generated from ongoing securitizations and sales to third-party investors, IFC supports the Long-Term Investment Operations of the Company by supplying IMH with non-conforming mortgage loans and securities backed by such loans.

     As a non-conforming mortgage loan conduit, IFC acts as an intermediary between the originators of mortgage loans that do not currently meet the guidelines for purchase by government-sponsored entities that guarantee mortgage-backed securities (i.e. Fannie Mae and Freddie Mac) and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. IFC also acts as a bulk purchaser of primarily non-conforming mortgage loans. The Company believes that non-conforming mortgage loans provide an attractive net earnings profile, producing higher yields without commensurately higher credit risks when compared to mortgage loans that qualify for purchase by Fannie Mae or Freddie Mac. In addition, based on the Company's experience in the mortgage banking industry and in the mortgage conduit business, the Company believes it provides mortgage loan sellers with an expanded and competitively priced array of non-conforming and, to a lesser extent, B/C Loan products, timely purchasing of loans, mandatory, best efforts and optional rate-lock commitments, and flexible master commitments. See "--Purchase Commitment Process and Pricing."

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

     In response to the needs of its non-conforming mortgage loan correspondents, and as part of its strategy to facilitate the sale of its loans through the Conduit Operations, IFC's marketing strategy offers efficient response time in the purchase process, direct and frequent contact with its correspondents through a trained sales force and flexible commitment programs. Finally, due to the price sensitivity of most homebuyers, IFC is competitive in pricing its products in order to attract sufficient numbers of borrowers.

     The Progressive Series Loan Program. The underwriting guidelines utilized in the Progressive Series Loan Program ("Progressive Series"), as developed by IFC, are intended to assess the borrower's ability and willingness to repay the mortgage loan obligation and to assess the adequacy of the mortgaged property as collateral for the mortgage loan. Progressive Series is designed to meet the needs of borrowers with excellent credit, as well as those with credit that has been adversely affected. Progressive Series consists of six mortgage loan programs. Each program has different credit criteria, reserve requirements, qualifying ratios and loan-to-value ratio ("LTV") restrictions. Series I is designed with credit history and income requirements typical of "A" credit borrowers. In the event a borrower does not fit the series I criteria, the borrower's mortgage loan is placed into either series II, III, III+, IV, V or VI, depending on which series' mortgage loan parameters meets the borrower's unique credit profile. Series II, III, III+, IV, V or VI allow for less restrictive standards because of certain compensating or offsetting factors such as a lower LTV, verified liquid assets, job stability, pride of ownership and, in the case of refinance mortgage loans, length of time owning the mortgaged property. The philosophy of Progressive Series is that no single borrower characteristic should automatically determine whether an application for a mortgage loan should be approved or disapproved. Lending decisions are based on a risk analysis assessment after the review of the entire mortgage loan file. Each mortgage loan is individually underwritten with emphasis placed on the overall quality of the mortgage loan. Progressive Series I utilizes an average annual salary to calculate the debt service-to-income ratio. Salaried borrowers are evaluated based on a 12-month salary history while self-employed and commission borrowers are evaluated on a 24-month basis. The debt service-to-income ratio for series I borrowers is required to be within the range of 36% to 50%. Progressive Series II, III, III+, IV, V and VI borrowers are required to have debt service-to-income ratios within the range of 45% to 60% (calculated on the basis of monthly income), depending on the LTV of the mortgage loan.

     The Progressive Express Loan Program. In July 1996, IFC developed an additional program to the Progressive Series, called the Progressive Express Loan Program ("Progressive Express"). The concept of Progressive Express is to underwrite loans focusing on the borrower's Fair Isaac Credit Score ("FICO"), the borrower's ability and willingness to repay the mortgage loan obligation, and assessment of the adequacy of the mortgage property as collateral for the loan. The FICO was developed by Fair Isaac Co., Inc. of San Rafael, California. It is an electronic evaluation of past and present credit accounts on the borrower's credit bureau report. This includes all reported accounts as well as public records and inquiries. Progressive Express offers six levels of mortgage loan programs. Progressive Express has a minimum FICO that must be met by the borrower's primary wage earner and does not allow for exceptions to the FICO requirement. The FICO requirement is as follows: Progressive Express I - above 680, Progressive Express II - 680-620, Progressive Express III - 619-601, Progressive Express IV - 600-581, Progressive Express V - 580-551, and Progressive IV - 550-500. Each Progressive Express program has different FICO requirements, credit criteria, reserve requirements, and LTV restrictions. Progressive Express I is designed for credit history and income requirements typical of "A+" credit borrowers. In the event a borrower does not fit the Progressive Express I criteria, the borrower's mortgage loan is placed into either Progressive Express II, III, IV, V, VI, depending on which series' mortgage loan parameters meets the borrowers unique credit profile.

     Impac Lending Group ("ILG"). ILG began operations in January 1999 and markets, underwrites, processes and funds mortgage loans for both of the Company's wholesale and retail customers. Through the wholesale division, ILG allows mortgage brokers to work directly with the Company to originate, underwrite and fund their mortgage loans. Many of the Company's wholesale customers cannot conduct business with the Conduit Operations as correspondent sellers because they do not meet the higher net worth requirements. Through the retail division, ILG markets mortgage loans directly to the public. Both the wholesale and retail divisions offer all of the loan programs, including Progressive Series and Progressive Express, that are offered by the Conduit Operations.

     Mortgage Loans Acquired. A majority of mortgage loans purchased by the Conduit Operations are non-conforming mortgage loans. Currently, the maximum principal balance for a conforming loan is $252,700. Loans that exceed such maximum principal balance are referred to as "jumbo loans." Non-conforming mortgage loans generally consist of jumbo loans or other loans that are originated in accordance with underwriting or product guidelines that differ from those applied by Fannie Mae and Freddie Mac. Non-conforming loans may involve greater risk as a result of different underwriting and product guidelines. A portion of the mortgage loans purchased through the Conduit Operations are B/C Loans, as described below, which may entail greater credit risks than other non-conforming loans. IFC generally does not acquire mortgage loans with principal balances above $750,000 for "A" quality loans, and $500,000 for B/C Loans. Non-conforming loans purchased by IFC pursuant to its underwriting programs typically differ from those purchased pursuant to the guidelines established by Fannie Mae and Freddie Mac primarily with respect to required documentation, LTV ratios, borrower income or credit history, interest rates, borrower occupancy of the mortgaged property, and/or property types. To the extent that these programs reflect underwriting standards different from those of Fannie Mae and Freddie Mac, the performance of loans made may reflect higher delinquency rates and/or credit losses.

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

     Mortgage loans acquired by IFC are generally secured by first liens and, to a lesser extent, second liens on single (one-to-four) family residential properties with either fixed or adjustable interest rates. Fixed rate mortgage loans ("FRMs") have a constant interest rate over the life of the loan, which is generally 15 or 30 years. The interest rate on adjustable rate mortgage loans ("ARMs") are typically tied to an index, such as six-month LIBOR or the one-year constant maturity Treasury index ("CMT Index") and are adjustable periodically at various intervals. ARMs are typically subject to lifetime interest rate caps and periodic interest rate and/or payment caps. The interest rates on ARMs are typically lower than the average comparable fixed rate loan initially, but may be higher than average comparable fixed rate loans over the life of the loan. Currently, IFC purchases (1) FRMs that have original terms to maturity ranging from 10 to 30 years, (2) ARMs that adjust based on LIBOR or the CMT Index, and
(3) 2-year and 3-year FRMs that adjust to six-month ARMs approximately two to three years following origination at an interest rate based upon a defined index plus a spread. Substantially all mortgage loans purchased by IFC fully amortize over their remaining terms. However, IFC may purchase mortgage loans with other interest rate and maturity characteristics.

     The credit quality of the loans purchased by IFC varies depending upon the specific program under which such loans are purchased. For example, a principal credit risk inherent in adjustable rate mortgage loans is the potential "payment shock" experienced by the borrower as rates rise, which could result in increased delinquencies and credit losses. In the case of negative amortization mortgage loans, a portion of the interest due accrues to the underlying principal balance of the loan, thereby increasing the LTV ratio of the mortgage loans. As a general rule, mortgage loans with higher LTV ratios are vulnerable to higher delinquency rates given the borrower's lower equity investment in the underlying property. Limited documentation mortgage loans, by contrast, must meet more rigorous criteria for borrower credit quality in order to compensate for the reduced level of lender review with respect to the borrower's earnings history and capacity.

     The following table summarizes IFC's mortgage loan acquisitions by type of loan, including net premiums, for the periods shown:

                                                                                   Year  ended            Year  ended
                                                                                 December 31, 1999      December 31, 1998
                                                                                 -----------------      -----------------
                                                                                          (dollars in millions,
                                                                                       except for average loan size)
Non-conforming Loans:
  Volume of loans..........................................................      $    1,669.4           $    2,234.7
                                                                                 ------------           ------------
  Percent of total volume..................................................              99.9%                  99.4%
Conforming Loans:
  Volume of loans..........................................................      $        2.3           $       13.9
                                                                                 ------------           ------------
  Percent of total volume..................................................               0.1%                   0.6%

                                                                                 ------------           ------------
Total Mortgage Loan Acquisitions...........................................      $    1,671.7           $    2,248.6
                                                                                 ============           ============

Fixed Rate Loans:
  Volume of loans..........................................................      $    1,037.0           $    1,893.2
                                                                                 ------------           ------------
  Percent of total volume..................................................              62.0%                  84.2%
Adjustable Rate Loans:
  Volume of loans..........................................................             634.7                  355.4
                                                                                 ------------           ------------
  Percent of total volume..................................................              38.0%                  15.8%

                                                                                 ------------           ------------
Total Mortgage Loan Acquisitions...........................................      $    1,671.7           $    2,248.6
                                                                                 ============           ============

Average Loan Size.........................................................       $    156,000           $    128,000
                                                                                 ============           ============

     IFC's loan purchase activities are expected to continue to focus on those regions of the country where higher volumes of non-conforming mortgage loans are originated, including California, Florida, New Jersey, New York, Colorado, Nevada, Texas, Georgia, Maryland and Hawaii. The highest concentration of non-conforming mortgage loans purchased by IFC relates to properties located in California and Florida because of generally higher property values and mortgage loan balances. During the years ended December 31, 1999 and 1998, mortgage loans secured by California and Florida properties accounted for approximately 44% and 11%, respectively, and 42% and 8%, respectively, of mortgage loan acquisitions. Of the $1.7 billion in mortgage loans acquired during the year ended December 31, 1999, $880.7 million, or 53%, were acquired from IFC's top ten sellers. During the year ended December 31, 1999, Occidental Mortgage Corporation accounted for $181.7 million, or 11%, of mortgage loans acquired by IFC. No other sellers accounted for more than 10% of the total mortgage loans acquired by IFC during the year ended December 31, 1999. In addition, IFC acquired $5.4 million, or 0.3%, of mortgage loans from Walsh Securities, Inc. ("WSI") and $89.2 million, or 5%, of mortgage loans from ILG, affiliates of the Company. James Walsh, Executive Vice President of WSI, is a Director of the Company. During 1999, ILG operated under the business license of WSI. No sellers other than WSI and ILG are affiliates of the Company.

     A portion of the mortgage loans acquired by IFC are comprised of B/C Loans, as defined by the Company. For the year ended December 31, 1999, such loans accounted for 10% of IFC's total loan acquisitions as compared to 23% of IFC's total loan acquisitions during 1998. In general, B/C Loans are residential mortgage loans made to borrowers with lower credit ratings than borrowers of higher quality, or so called "A" grade mortgage loans, and are normally subject to higher rates of loss and delinquency than other non-conforming loans purchased by IFC. As a result, B/C Loans normally bear a higher rate of interest and are typically subject to higher fees (including greater prepayment fees and late payment penalties) than non-conforming loans of "A" quality. In general, greater emphasis is placed upon the value of the mortgaged property and, consequently, the quality of appraisals, and less upon the credit history of the borrower in underwriting B/C Loans than in underwriting "A" grade loans. In addition, B/C Loans are generally subject to lower LTV ratios than "A" grade loans. Under IFC's B/C Loan program, underwriting authority is delegated only to correspondents who meet strict underwriting guidelines established by IFC, see "--underwriting and Quality Control."

     High Loan-to-Value Loans. High loan-to-value loans ("125 Loans") consist of second mortgage loans to qualified borrowers who have limited access to traditional mortgage-related financing generally because of a lack of equity in their homes. The loans are typically closed-end (usually 15 years), fixed rate, fully-amortizing loans secured by a first or second lien on the borrower's primary residence, and are typically used by consumers to pay-off credit card and other unsecured indebtedness. Almost all of these loans are made in excess of the value of the underlying collateral available to secure such loans, up to a maximum of 125% of the property's LTV ratio. During 1997, IFC purchased $576.1 million of 125 Loans from Preferred Credit Corporation, of which the majority of 125 Loans were subsequently sold and securitized. As of December 31, 1999, IFC had outstanding 125 Loans held-for-sale of $193,000.

  Purchase Commitment Process and Pricing

     Master Commitments. As part of its marketing strategy, IFC has established mortgage loan purchase commitments ("Master Commitments") with sellers that, subject to certain conditions, entitle the seller to sell and obligate IFC to purchase a specified dollar amount of non-conforming mortgage loans over a period generally ranging from six months to one year. The terms of each Master Commitment specify whether a seller may sell loans to IFC on a mandatory, best efforts or optional rate-lock basis. Master Commitments do not generally obligate IFC to purchase loans at a specific price, but rather provide the seller with a future outlet for the sale of its originated loans based on IFC's quoted prices at the time of purchase. Master Commitments specify the types of mortgage loans the seller is entitled to sell to IFC and generally range from $2 million to $50 million in aggregate committed principal amount. The provisions of IFC's Seller/Servicer Guide are incorporated in each of the Conduit Operations' Master Commitments and may be modified by negotiations between the parties. In addition, there are individualized Master Commitment options available to sellers, which include alternative pricing structures or specialized loan products. In order to obtain a Master Commitment, a seller may be asked to pay a non-refundable up-front or non-delivery fee, or both, to the Company. As of December 31, 1999, IFC had outstanding Master Commitments with 88 sellers to purchase mortgage loans in the aggregate principal amount of $1.9 billion over periods ranging from six months to one year, of which $747.5 million had been purchased or committed to be purchased pursuant to rate-locks.

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

     Following the issuance of a specific rate-lock, IFC is subject to the risk of interest rate fluctuations and enters into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgage loans or mortgage-backed securities, interest rate caps, floors and swaps, mandatory forward sales, mandatory or optional sales of futures, and other financial futures transactions. The nature and quantity of hedging transactions are determined by the management of IFC based on various factors, including market conditions and the expected volume of mortgage loan purchases. Deferred hedging gains and losses are presented on IFC's balance sheet in mortgage loans held-for-sale. These deferred amounts are recognized upon the sale or securitization of the related mortgage loans. As of December 31, 1999 and 1998, IFC had $792,000 and $263,000, respectively, of deferred hedging losses included in mortgage loans held-for-sale.

     Bulk and Other Rate-Locks. IFC also acquires mortgage loans from sellers that are not purchased pursuant to Master Commitments. These purchases may be made on an individual rate-lock basis. Bulk rate-locks obligate the seller to sell and IFC to purchase a specific group of loans, generally ranging from $1 million to $125 million in aggregate committed principal amount, at set prices on specific dates. Bulk rate-locks enable IFC to acquire substantial quantities of loans on a more immediate basis. The specific pricing, delivery and program requirements of these purchases are determined by negotiation between the parties but are generally in accordance with the provisions of IFC's Seller/Servicer Guide. Due to the active presence of investment banks and other substantial investors in this area, bulk pricing is extremely competitive. Loans are also purchased from individual sellers (typically smaller originators of mortgage loans) who do not wish to sell pursuant to either a Master Commitment or bulk rate-lock. The terms of these individual purchases are based primarily on IFC's Seller/Servicer Guide and standard pricing provisions.

     Mandatory, Best-Efforts and Optional Rate-Locks. Mandatory rate-locks require the seller to deliver a specified quantity of loans to IFC over a specified period of time regardless of whether the loans are actually originated by the seller or whether circumstances beyond the seller's control prevent delivery. IFC is required to purchase all loans covered by the rate-lock at prices established at the time of rate-lock. If the seller is unable to deliver the specified loans, it may instead deliver comparable loans approved by IFC within the specified delivery time. Failure to deliver the specified mortgage loans or acceptable substitute loans under a mandatory rate-lock obligates the seller to pay IFC a penalty, and, if IFC's mortgage loan yield requirements have declined, the present value of the difference in yield IFC would have obtained on the mortgage loans that the seller agreed to deliver and the yield available on similar mortgage loans subject to mandatory rate-lock issued at the time of such failure to deliver. In contrast, mortgage loans sold on a best-efforts basis must be delivered to IFC only if they are actually originated by the seller. The best-efforts rate-lock provides sellers with an effective way to sell loans during the origination process without any penalty for failure to deliver. Optional rate-locks give the seller the option to deliver mortgage loans to IFC at a fixed price on a future date and requires the payment of up-front fees to IFC. Any up-front fees paid in connection with optional rate-locks are retained by IFC if the loans are not delivered.

     Pricing. IFC sets purchase prices at least once every business day for mortgage loans it acquires for its Conduit Operations based on prevailing market conditions. Different prices are established for the various types of loans, rate-lock periods and types of rate-locks (mandatory or best-efforts). IFC's standard pricing is based on the anticipated price it receives upon sale or securitization of the loans, the anticipated interest spread realized during the accumulation period, the targeted profit margin and the anticipated issuance, credit enhancement, and ongoing administrative costs associated with such sale or securitization. The credit enhancement cost component of IFC's pricing is established for individual mortgage loans or pools of mortgage loans based upon the characteristics of such loans or loan pools. As the characteristics of the loans or loan pools vary, this cost component is correspondingly adjusted upward or downward to reflect the variation. IFC's adjustments are reviewed periodically by management to reflect changes in the costs of credit enhancement. Adjustments to IFC's standard pricing may also be negotiated on an individual basis under Master Commitments or bulk or individual rate-locks with sellers. See "--Securitization and Sale Process."

  Purchase Guidelines, Underwriting Methods, Seller Eligibility and Quality Control

     Purchase Guidelines. IFC has developed comprehensive purchase guidelines for the acquisition of mortgage loans by the Conduit Operations. Each loan underwritten assesses the borrower's FICO, ability and willingness to repay the mortgage loan obligation and the adequacy of the mortgaged property as collateral for the mortgage loan. Subject to certain exceptions and the type of loan product, each purchased loan must conform to the loan parameters and eligibility requirements specified in IFC's Seller/Servicer Guide with respect to, among other things, loan amount, type of property, LTV ratio, mortgage insurance, credit history, debt service-to-income ratio, appraisal and loan documentation. IFC also performs a full legal documentation review prior to the purchase of all loans. All mortgage loans originated under IFC's loan programs are underwritten either by employees of IFC or by contracted mortgage insurance companies or delegated conduit sellers.

     Underwriting Methods. Under all of IFC's underwriting methods, loan documentation requirements for verifying the borrower's income and assets vary according to LTV ratios and other factors. Generally, as the standards for required documentation are lowered, the borrowers' down payment requirements are increased and the required LTV ratios are decreased. The borrower is also required to have a stronger credit history, larger cash reserves and an appraisal of the property that is validated by an enhanced desk and field review. Lending decisions are based on a risk analysis assessment after the review of the entire mortgage loan file. Each mortgage loan is individually underwritten with emphasis placed on the overall quality of the mortgage loan.

     Under the Progressive Series program, IFC underwrites one-to-four family mortgage loans with LTV ratios at origination of up to 95% of the property's appraised value, depending on, among other things, a borrower's credit history, repayment ability and debt service-to-income ratio, as well as the type and use of the mortgaged property. Second lien financing of the mortgaged properties may be provided by lender's other than IFC at origination, however, the combined LTV ratio generally may not exceed 95% of the property's appraised value. Progressive Express has a minimum FICO that must be met by the borrower's primary wage earner and does not allow for exceptions to the FICO requirement. Each Progressive Express program has different FICO requirements, credit criteria, reserve requirements, and LTV ratio restrictions. Under the Progressive Express program, IFC underwrites single family dwellings with LTV ratios at origination of up to 95% of the property's appraised value. In order for the property to be eligible for the Progressive Express, it must be a single family residence (1 unit only), condominium, and/or planned unit development. Under Progressive Express, the borrower must disclose employment and assets on the application, however there is no verification of the information.

     IFC uses the program parameters as guidelines only. On a case-by-case basis, IFC may determine that the prospective mortgagor warrants an exception outside the standard program guidelines. An exception may be allowed if the loan application reflects certain compensating factors, including (1) the prospective mortgagor has demonstrated an ability to save and devote a greater portion of income to basic housing needs, (2) the prospective mortgagor may have a potential for increased earnings and advancement because of education or special job training, even if the prospective mortgagor has just entered the job market,
(3) the prospective mortgagor has demonstrated an ability to maintain a debt free position, (4) the prospective mortgagor may have short term income that is verifiable but could not be counted as stable income because it does not meet the remaining term requirements, and (5) the prospective mortgagor's net worth is substantial enough to suggest that repayment of the loan is within the prospective mortgagor's ability.

     IFC does not publish an approved appraiser list for its correspondent sellers. Conduit sellers may select any appraiser of choice, regardless of the LTV ratio of the related loan, from the seller's approved appraiser list. At the discretion of the underwriter, a full appraisal, an enhanced desk review appraisal, or a field review appraisal may be required.

     Seller Eligibility Requirements. Mortgage loans acquired by the Conduit Operations are originated by various sellers, including savings and loan associations, banks, mortgage bankers and other mortgage brokers. Sellers are required to meet certain regulatory, financial, insurance and performance requirements established by IFC before they are eligible to participate in its mortgage loan purchase program, and must submit to periodic reviews by IFC to ensure continued compliance with these requirements. IFC's current criteria for seller participation generally includes a minimum tangible net worth requirement of $300,000, approval as a Fannie Mae or Freddie Mac Seller/Servicer in good standing, a Housing and Urban Development approved mortgagee in good standing or a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") or comparable federal or state agency, and that the seller is examined by a federal or state authority. In addition, sellers are required to have comprehensive loan origination quality control procedures. In connection with its qualification, each seller enters into an agreement that generally provides for recourse by IFC against the seller in the event of a breach of representations or warranties made by the seller with respect to mortgage loans sold to IFC, which includes but is not limited to any fraud or misrepresentation during the mortgage loan origination process or upon early payment default on such loans.

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

     IFC has established a delegated underwriting program, which is similar in concept to the delegated underwriting programs established by Fannie Mae and Freddie Mac. Under this program, qualified sellers are required to underwrite loans in compliance with IFC's underwriting guidelines as set forth in IFC's Seller/Servicer Guide and by individual Master Commitment. In order to determine a seller's eligibility to perform under its delegated underwriting program, an internal review is undertaken by IFC's loan committee. In connection with its approval, the seller must represent and warrant to IFC that all mortgage loans sold to IFC will comply with IFC's underwriting guidelines. The current financial, historical loan quality and other criteria for seller participation in this program generally include a minimum net worth requirement and verification of the seller's good standing, including the seller's experience and demonstrated performance, with Fannie Mae and Freddie Mac. IFC periodically reviews the sellers participating in its delegated underwriting program and will retain those sellers that it believes are productive.

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

     Quality Control. IFC performs a post-closing quality control review on a minimum of 25% of the mortgage loans originated or acquired under the Progressive Series and Progressive Express programs for complete re-verification of employment, income and liquid assets used to qualify for such mortgage loans. Such reviews also include procedures intended to detect evidence of fraudulent documentation and/or imprudent activity during the processing, funding, servicing or selling of the mortgage loans. Verification of occupancy and applicable information is made by regular mail.

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

     Credit Enhancement. REMICs created by the Conduit Operations are structured so that one or more of the classes of such securities are rated investment grade by at least one nationally recognized rating agency. In contrast to Agency Certificates (pass-through certificates guaranteed by Fannie Mae or Freddie Mac) in which the principal and interest payments are guaranteed by the U.S. government or one of its agencies, securities created by the Conduit Operations do not benefit from any such guarantee. The ratings for the Conduit Operations' REMICs are based upon the perceived credit risk by the applicable rating agency of the underlying mortgage loans, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on mortgage loans as required by law or a bankruptcy court.

     The Conduit Operations can utilize multiple forms of credit enhancement, including special hazard insurance, private mortgage insurance reserve funds, letters of credit, surety bonds, over-collateralization and subordination or any combination of the foregoing. In determining whether to provide credit enhancement through subordination or other credit enhancement methods, the Conduit Operations takes into consideration the costs associated with each method. Ratings of mortgage-backed securities are based primarily upon the characteristics of the pool of underlying mortgage loans and associated credit enhancement. A decline in the credit quality of such pools (including delinquencies and/or credit losses above initial expectations), or of any third-party credit enhancer, or adverse developments in general economic trends affecting real estate values or the mortgage industry, could result in downgrades of such ratings.

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

  Master Servicing and Servicing

     Master Servicing

     General. IFC generally performs the function of master servicer with respect to mortgage loans it sells and securitizes. The master servicer's function includes collecting loan payments from servicers of loans and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or loans master serviced. In addition, as master servicer, IFC monitors compliance with its servicing guidelines and is required to perform, or to contract with a third party to perform, all obligations not adequately performed by any servicer. A master servicer typically employs servicers to carry out servicing functions. Servicers typically perform servicing functions for the master servicer as independent contractors. In addition, IFC acts as the master servicer for all loans acquired by the Long-Term Investment Operations. With respect to its function as a master servicer for loans owned by IMH, IFC and IMH have entered into agreements having terms substantially similar to those described below for servicing agreements. Master servicing fees range from 0.01% per annum to 0.03% per annum on the declining principal balances of the loans serviced. As of December 31, 1999 and 1998, IFC's master servicing portfolio was $2.9 billion and $3.7 billion, respectively.

     IFC offers its sellers of mortgage loans the right to retain servicing. However, in connection with its warehouse line from IWLG, any such servicers of the mortgage loans would have to be approved by IWLG. In the case of servicing retained mortgage loans, the Company will enter into servicing agreements with the sellers of mortgage loans to service the mortgage loans they sell to the Company. Each servicing agreement will require the servicer to service the Company's mortgage loans in a manner generally consistent with Fannie Mae and Freddie Mac guidelines and procedures and with any servicing guidelines promulgated by the Company. Each servicer will collect and remit principal and interest payments, administer mortgage escrow accounts, submit and pursue insurance claims, and initiate and supervise foreclosure proceedings on the mortgage loans serviced. Each servicer will also provide accounting and reporting services required by the Company for such loans. The servicer will be required to follow such collection procedures as are customary in the industry. The servicer may, at its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies, provided primary mortgage insurance coverage is not adversely affected. Each servicing agreement will provide that the servicer may not assign any of its obligations with respect to the mortgage loans serviced for the Company, except with the Company's consent.

  The following table summarizes delinquency statistics for IFC's master servicing portfolio based on principal balance for the periods shown (dollars in millions):

                                                                         At December 31, 1999               At December 31, 1998
                                                                   --------------------------------    ----------------------------
                                                                      Principal        % of Master        Principal     % of Master
                                                                       Balance          Servicing          Balance       Servicing
                                                                      of Loans          Portfolio          of Loans      Portfolio
                                                                   --------------   ---------------    --------------   -----------
Loans delinquent for:
  30-59 days......................................................  $       128.4             4.46%      $      172.7          4.65%
  60-89 days......................................................           30.8             1.07               46.7          1.26
  90 days.........................................................           21.1             0.73               51.5          1.39
                                                                   --------------    -------------     --------------   -----------
                                                                            180.3             6.26              270.9          7.30
Foreclosures pending..............................................           47.0             1.64               54.7          1.47
Bankruptcies pending..............................................           26.9             0.93               25.9          0.70
                                                                   --------------    -------------     --------------   -----------
  Total delinquencies, foreclosures and bankruptcies..............  $       254.2             8.83%      $      351.5          9.47%
                                                                   ==============    =============     ==============   ===========

  Master Servicing Fees. The Company expects from time to time to retain master servicing fees receivable. Master servicing fees receivable have characteristics similar to "interest-only" securities; accordingly, they have many of the same risks inherent in "interest-only" securities, including the risk that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. Master servicing fees receivable represent the present value of the difference between the interest rate on mortgage loans purchased by the Conduit Operations and the interest rate received by investors who purchase the securities backed by such loans, in excess of the normal loan servicing fees charged by either (1) the Conduit Operations on loans acquired "servicing released" or (2) correspondents who sold loans to the Conduit Operations with "servicing retained" (the "Excess Servicing Fees"). At December 31, 1999 and 1998, the Company had no master servicing fees receivable.

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

  Servicing

  General. IFC subcontracts all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements. IFC believes that the selection of third-party sub-servicers is more effective than establishing a servicing department within the Company. However, part of IFC's responsibility is to continually monitor the performance of the sub-servicers through monthly performance reviews and regular site visits. Depending on these sub-servicer reviews, the Company may in the future rely on its internal collection group to take an ever more active role to assist the sub-servicer in the servicing of these loans. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Company's guidelines. Servicing fees range from 0.25% per annum for FRMs to 0.50% per annum for B/C Loans and ARMs on the declining principal balances of loans serviced.

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

     The following table summarizes certain information regarding IFC's servicing portfolio of mortgage loans for the periods shown (dollars in millions, except average loan size):

                                                                                    Year ended                Year ended
                                                                                 December 31, 1999        December 31, 1998
                                                                                ------------------       -------------------
          Beginning servicing portfolio.....................................     $        3,714.0         $         3,028.6
          Add:  Loan acquisitions...........................................              1,647.7                   2,198.3
          Less: Servicing transferred (1)...................................             (2,270.8)                       --
              Principal paydowns (2)........................................               (697.5)                 (1,512.9)
                                                                                -----------------        ------------------
          Ending servicing portfolio........................................     $        2,393.4         $         3,714.0
                                                                                =================        ==================
          Number of loans serviced..........................................               22,096                    33,414
          Average loan size.................................................     $        108,000         $         111,000
          Weighted average interest rate....................................                 9.43%                     9.47%

______________
(1) Includes loan sales on a servicing released basis of $1.5 billion and the sale of servicing rights on the unpaid principal balance of $784.3 million. When loans are sold from the servicing portfolio on a servicing released basis, the Company generally sub-services such loans from the sales contract date to the transfer date. When servicing rights on loans are sold, the Company generally retains its function as master servicer.
(2)  Includes normal principal runoff and principal prepayments.

     Mortgage Servicing Rights. When the Conduit Operations purchases loans which include the associated servicing rights, the allocated price paid for the servicing rights is reflected on its financial statements as Mortgage Servicing Rights ("MSRs"). MSRs differ from master servicing fees receivable primarily by the required amount of servicing to be performed, the loss exposure to the owner of the instrument, and the financial liquidity of the instrument. In contrast to MSRs, where the owner of the instrument acts as the servicer, master servicing fees receivable do not require the owner of the instrument to service the underlying mortgage loan. In addition, master servicing fees receivable subject their owners to greater loss exposure from delinquencies or foreclosure on the underlying mortgage loans than MSRs because a master servicer stands behind the servicer (or sub-servicer) and potentially the owner of the mortgage loan in priority of payment. Both MSRs and master servicing fees receivable are purchased and sold in the secondary markets. However, MSRs are generally more liquid and can be sold at less of a discount as compared to master servicing fees receivable. During periods of declining interest rates, prepayments of mortgage loans increase as homeowners look to refinance at lower rates, resulting in a decrease in the value of the Company's MSRs. Mortgage loans with higher interest rates are more likely to result in prepayments. At December 31, 1999 and 1998, IFC had $15.6 million and $14.1 million, respectively, of MSRs.

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

Regulation

  The rules and regulations applicable to the Conduit Operations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Mortgage loan acquisition activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. IFC is an approved Fannie Mae and Freddie Mac seller/servicer. IFC is subject to the rules and regulations of Fannie Mae and Freddie Mac with respect to acquiring, processing, selling and servicing conforming mortgage loans. In addition, IFC is required annually to submit to Fannie Mae and Freddie Mac audited financial statements, and each regulatory entity has its own financial requirements for sellers/servicers. For any conforming mortgage loan activities, IFC's affairs are also subject to examination by Fannie Mae and Freddie Mac at any time to assure compliance with the applicable regulations, policies and procedures. Additionally, there are various state and local laws and regulations affecting the Conduit Operations. Mortgage operations also may be subject to applicable state usury statutes. The Company is presently in material compliance with all material rules and regulations to which it is subject.

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

Employees

  As of December 31, 1999, the Company had 185 employees, 13 of which were employed by IWLG. Employees and operating management of the Long-Term Investment Operations and Conduit Operations are employed by IFC. As of December 31, 1999, IFC had 172 employees. The Company believes that relations with its employees are good. The Company is not a party to any collective bargaining agreement.

Risk Factors

  In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company and its business.

Inability to Generate Liquidity May Adversely Affect Our Operations

  We must access liquidity to continue our operations, grow our asset base and pay dividends. We have traditionally derived our liquidity from three sources:

     . financing facilities provided to us by others to acquire mortgage assets;
     . whole loan sales and securitizations of acquired mortgage loans; and . sale of equity securities.

  Margin Calls on Financing Facilities May Adversely Affect Our Operations

  Prior to the fourth quarter of 1998, we generally had no difficulty in obtaining favorable financing facilities or in selling acquired mortgage loans. However, during the fourth quarter of 1998 the mortgage industry experienced substantial turmoil as a result of a lack of liquidity in the secondary markets. At that time, investors expressed unwillingness to purchase interests in securitizations due in part to:

     . higher than expected credit losses on many companies' securitization interests, and
     . the widening of returns expected by institutional investors on securitization interests over the prevailing Treasury rate.

  As a result, many mortgage loan originators, including our company, were unable to access the securitization market on favorable terms, which resulted in some companies declaring bankruptcy. Originators, like our company, were required to sell loans on a whole loan basis and liquidate holdings of mortgage-backed securities to repay financing facilities. However, the large influx of loans available for sale on a whole loan basis affected the pricing offered for these loans which in turn reduced the value of the collateral underlying the financing facilities. Therefore, many providers of financing facilities initiated margin calls. Margin calls resulted when our lenders evaluated the market value of the collateral securing our financing facilities and required us to provide them with additional equity or collateral to secure our borrowings.

  Our financing facilities are short-term borrowings and due to the turmoil in the mortgage industry during the latter part of 1998 many traditional providers of financing facilities were unwilling to provide facilities on favorable terms, or at all. If we cannot renew or replace maturing borrowings, we may have to sell, on a whole loan basis, the loans securing these facilities which, depending upon market conditions, may result in substantial losses.

  Dependence on Securitizations for Liquidity

  We rely significantly upon securitizations to generate cash proceeds to repay borrowings and to create credit availability. Any reduction in our ability to complete securitizations may require us to utilize other sources of financing, which may be on less than favorable terms. In addition, gains on sales from our securitizations represent a significant portion of our earnings. Several factors could affect our ability to complete securitizations of our mortgages, including:

     .  conditions in the securities markets;
     . the credit quality of the mortgage loans originated or purchased by our Conduit Operations;
     . the volume of our mortgage loan originations and purchases; and . our ability to obtain credit enhancement.

  If we are unable to profitably securitize a significant number of our mortgage loans in a particular financial reporting period, then it could result in lower income or a loss for that period. As a result of turmoil in the securitization market during the latter part of 1998, many mortgage lenders, including our company, were required to sell mortgage loans on a whole loan basis under adverse market conditions in order to generate liquidity. Many of these sales were made at prices lower than our carrying value of the mortgage loans and we experienced losses. We cannot assure you that we will be able to continue to profitably sell our loans on a whole loan basis, or at all.

  Gains on sales from our securitizations have historically represented a substantial portion of our earnings. Our ability to complete securitizations is dependent upon general conditions in the securities and secondary markets and the credit quality of the mortgage loans. In addition, delays in closing sales of our loans increases our risk by increasing the warehousing period for the loans, further exposing our company to credit risk.

  The market for first loss risk securities (securities that first take a loss when mortgages are not paid by the borrowers) is generally limited. In connections with our securitizations, we will endeavor to sell all securities subjecting us to a first loss risk. If we cannot sell these securities, then we may be required to hold them for an extended period, subjecting us to a first loss risk.

  Inability to Access Capital Markets May Adversely Affect Our Liquidity and Operations

  Although we believe our current operating cash flows are sufficient to fund our lending activities and the growth of our mortgage assets, to repay our financing facilities and to pay cash dividends, we continue to explore alternatives for increasing our liquidity through additional asset sales and capital raising efforts. However, we cannot assure you that any of these alternatives will be available to us, or if available, that we will be able to negotiate favorable terms. If we cannot raise cash by selling debt and equity securities, we may be forced to sell our assets at unfavorable prices or discontinue various business activities. Our inability to access the capital markets could have a negative impact on our earnings and ability to pay dividends.

  REIT provisions of the Internal Revenue Code require us to distribute to our stockholders substantially all of our taxable income. These provisions restrict our ability to retain earnings and renew capital for our business activities. We may decide in future periods not to be treated as a REIT, which would cause us to be taxed at the corporate level and to cease paying regular dividends. Also, to date a large portion of our dividends to stockholders consisted of distributions by our Conduit Operations subsidiary to our Long-Term Investment Operations entity. However, our Conduit Operations was not, and is not, required under the REIT provisions to make these distributions. Since we are trying to retain earnings for future growth, we may not cause our Conduit Operations subsidiary to make these distributions in the future. This would materially affect the amount of dividends, if any, paid by us to our stockholders.

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

  A delay in closing a particular mortgage loan sale or securitization would also increase our exposure to interest rate fluctuations by lengthening the period during which our variable rate borrowings under our warehouse facilities are outstanding. If we were unable to sell a sufficient number of mortgage loans at a premium during a particular reporting period, our revenues for that period would decline, which could have a material adverse affect on our operations. As a result, our stock price could also fluctuate.

Our Share Prices Have Been and May Continue to be Highly Volatile

  Historically, the market price of our common stock has been extremely volatile. During the fourth quarter of 1998 our stock reached a high of $13.50 and a low of $2.75. On December 31, 1999, the closing sale price was $4.13. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors including:

     .  availability of liquidity;
     .  volatility in the securitization market;
     .  whole loan sale pricing;
     .  margin calls by warehouse lenders;
     . actual or anticipated fluctuations in our operating results; . interest rates;
     .  prepayments on mortgages;
     .  valuations of securitization related assets;
     .  cost of funds; and
     .  general market conditions.

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

 Greater Credit Risks from Non-Conforming Mortgage Loans

  Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government sponsored agencies such as the Fannie Mae and Freddie Mac. Our operations may be negatively affected due to our investments in non-conforming loans or securities evidencing interests in such loans. Credit risks associated with non-conforming mortgage loans are greater than conforming mortgage loans. The interest rates we charge on non-conforming loans are often higher than those charged for conforming loans. The combination of different underwriting criteria and higher rates of interest leads to greater risk including higher prepayment rates and higher delinquency rates and/or credit losses.

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

 Recent Developments

  The Tax Relief Extension Act of 1999 was recently enacted and it contains several tax provisions regarding REITs. It includes a provision which reduces the annual distribution requirement for REIT taxable income from 95% to 90%. It also changes the 10% voting securities test under current law to a 10% vote or value test. Thus, subject to certain exceptions, a REIT will no longer be allowed to own more than 10% of the vote or value of the outstanding securities of any issuer, other than a qualified REIT subsidiary or another REIT. One exception to this new test, which is also an exception to the 5% asset test under current law, allows a REIT to own any or all of the securities of a "taxable REIT subsidiary." A taxable REIT subsidiary can perform non-customary services as well as engage in non-real estate activities. A taxable REIT subsidiary will be taxed as a regular C corporation but will be subject to earnings stripping limitations on the deductibility of interest paid to its REIT. In addition, the REIT will be subject to a 100% excise tax to the extent any transaction between the taxable REIT subsidiary and the REIT is not conducted on an arm's length basis securities of a taxable REIT subsidiary will constitute non-real-estate assets for purposes of determining whether at least 75% of a REIT's assets consist of real estate assets. In addition, no more that 20% of a REIT's total assets can consist of securities of taxable REIT subsidiaries. These new tax provisions are not effective until January 1, 2001. In addition, grandfather protection is provided with respect to the 10% value test for securities of a corporation held by a REIT on July 12, 1999, but such protection ceases to apply after the corporation engages in a substantial new line of business or acquires any substantial asset and also ceases to apply after the acquisition of additional securities of the corporation by the REIT after July 12, 1999.

  Because we currently own more than 10% of the value of IFC, we may have to restructure the ownership of IFC or have it elect to be a taxable REIT subsidiary of the Company in 2001.

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

Classification as a Taxable Mortgage Pool Could Subject Us to Increased Taxation

  If we have borrowings with two or more maturities and, (1) are secured by mortgage loans or mortgage-backed securities and, (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings may be classified as a "taxable mortgage pool" under the Internal Revenue Code. If any part of our company was treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we generated may, under regulations to be issued by the Treasury Department, be characterized as "excess inclusion" income and allocated to our stockholders. Any excess inclusion income would:

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

  In October 1998, we adopted a repurchase plan to repurchase up to $5.0 million of our common stock in the open market. In September 1999, the board of directors approved common stock repurchases up to an additional $5.0 million, or a total of $10.0 million. As of December 31, 1999, we had repurchased 2.0 million shares for $9.9 million. We may also underwrite the securities of other issuers, although we have no present intention to do so. Any of the policies, strategies and activities may be modified or waived by our board of directors, subject in certain cases to approval by a majority of our unaffiliated directors, without stockholder consent.

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

 Risk Relating to Preferred Stock

  Our charter authorizes our board of directors to issue shares of preferred stock and to classify or reclassify any unissued shares of common stock or preferred stock into one or more classes or series of stock. The preferred stock may be issued from time to time with terms as determined by our board of directors. Our preferred stock is available for our possible future financing of acquisitions and for our general corporate purposes without further stockholder authorization. In October 1998, our board announced a dividend to all common stockholders of rights for certain shares of our Series A Junior Preferred Stock. Our Series A Junior Preferred Stock has terms and conditions which could have the effect of delaying, deferring or preventing a hostile change in control of our company. Our board could authorize the issuance of shares of another class or series of preferred stock with terms and conditions which could also have the effect of delaying, deferring or preventing a change in control of our company which could involve a premium price for holders of common stock or otherwise be in their best interest. The preferred stock, if issued, may have a preference on dividend payments, which could reduce the assets we have available to make distributions to our common stockholders.

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

  If voting rights are not approved at a meeting of stockholders then we may redeem any or all of the control shares (except those for which voting rights have previously been approved) for fair value. We will determine the fair value of the shares, without regard to voting rights, as of the date of either:

     . the last control share acquisition, or . any meeting where stockholders considered and did not approve voting rights of the control shares.

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

ITEM 2. PROPERTIES

  The primary executive and administrative offices of the Company are located in Newport Beach, California. The Company has entered into a 10-year lease to use approximately 74,000 square feet of office space at a rate of $149,000 per month. The Company believes that these facilities will adequately provide for the Company's future growth needs.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to litigation and claims which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to the security holders to be voted on during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol IMH. The following table summarizes the high, low and closing sales prices for IMH's Common Stock as reported by the AMEX for the periods indicated:

                                                                    1999                               1998
                                                       -------------------------------   --------------------------------
                                                         High        Low       Close       High        Low        Close
                                                       --------   --------   ---------   --------    --------   ---------
First Quarter.........................................  $ 6.19     $ 4.00     $ 5.00    $  18.25    $  15.88    $  17.06
Second Quarter........................................    6.13       4.38       5.06       17.75       14.00       15.56
Third Quarter.........................................    6.13       3.88       4.63       16.88       10.00       13.50
Fourth Quarter........................................    4.81       3.38       4.13       13.50        2.75        4.56

  On March 14, 2000, the last reported sale price of the Common Stock on the AMEX was $3.31 per share. As of March 14, 2000, there were 671 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Company's Common Stock.

  Dividend Reinvestment and Stock Purchase Plan. Pursuant to IMH's Dividend Reinvestment and Stock Purchase Plan ("DRSPP" or the "Plan"), stockholders can acquire additional shares of IMH Common Stock by reinvesting their cash dividends at a 0% to 5% discount of the average high and low market prices as reported on the AMEX on the Investment Date (as described in the Plan) to the extent shares are issued by IMH. Stockholders may also purchase additional shares of IMH Common Stock through the cash investment option at a 0% to 5% discount of the average high and low market prices as reported on the AMEX during the three trading days preceding the Investment Date. In July 1999, the Company suspended its DRSPP.

  Share Repurchase Program. During 1999, the Company's Board of Directors authorized the Company to repurchase up to $10.0 million of the Company's Common Stock, $.01 par value, in open market purchases from time to time at the discretion of the Company's management; the timing and extent of the repurchases will depend on market conditions. The Company intends to effect such repurchases, if any, in compliance with the Rule 10b-18 under the Securities Exchange Act of 1934. For the year ended December 31, 1999, the Company repurchased 2.0 million shares of its Common Stock for $9.9 million. The acquired shares were canceled.

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

    Distributions to stockholders will generally be taxable as ordinary income, although a portion of such distributions may be designated by IMH as capital gain or may constitute a tax-free return of capital. IMH annually furnishes to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital. Of the total dividends paid during 1999 and 1998, approximately $4.8 million and $8.9 million, respectively, represented a tax-free return of capital.

    The following table summarizes dividends paid or declared by IMH:

                                                                                                            Per Share
                                                                                   Stockholder              Dividend
                             Period Covered                                        Record Date              Amount (1)
-------------------------------------------------------------------------    ----------------------      ---------------
Quarter ended March 31, 1998.............................................         April 9, 1998                $0.48
Quarter ended June 30, 1998..............................................          July 1, 1998                $0.49
Quarter ended September 30, 1998 (1).....................................        October 9, 1998               $0.49
Quarter ended March 31, 1999.............................................         April 9, 1999                $0.10
Quarter ended June 30, 1999..............................................         June 30, 1999                $0.12
Quarter ended September 30, 1999.........................................       September 30, 1999             $0.13
Quarter ended December 31, 1999..........................................        January 3, 2000               $0.13

_____________
(1) On September 28, 1998, the Company declared a third quarter dividend of $0.49 per share payable on October 26, 1998 to stockholders of record on October 9, 1998. However, on October 8, 1998 the Company announced that the third quarter dividend would be delayed and paid on January 6, 1999. The Company paid interest in the form of an additional cash dividend at a rate of 4% per annum for the period from the previously announced payment date through January 6, 1999. The total amount of interest paid was $96,300, or $0.004 per share.

    The Company did not declare a dividend for the quarter ended December 31, 1998. See "Item 1. Business--Risk Factors--Inability to Generate Liquidity May Adversely Affect Our Operations."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated statements of operations data for each of the years in the five-year period ended December 31, 1999, and the consolidated balance sheet data for the five-year period ended December 31, 1999 were derived from the Company's and IFC's financial statements audited by KPMG LLP ("KPMG"), independent auditors, whose reports appear on pages F-2 and F-32, respectively. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                         IMPAC MORTGAGE HOLDINGS, INC.
              (dollar amounts in thousands, except per share data)

                                                                                    Year Ended December 31,
                                                      ----------------------------------------------------------------------------
                                                          1999            1998            1997            1996             1995
                                                      ------------    ------------    ------------    ------------    ------------

Statement of Operations Data:
Net interest income:
 Total interest income..............................   $   119,458     $   163,658     $   109,533      $   63,673        $  2,851
 Total interest expense.............................        89,795         121,695          76,577          44,144           1,715
                                                       -----------    ------------    ------------    ------------    ------------

  Net interest income...............................        29,663          41,963          32,956          19,529           1,136
    Provision for loan losses.......................         5,547           4,361           6,843           4,350             488

  Net interest income after loan loss provision.....        24,116          37,602          26,113          15,179             648

Non-interest income:
 Equity in net earnings (loss) of IFC...............         4,292         (13,876)          8,316             903           1,489
 Equity in net loss of ICH..........................            --            (998)           (239)             --              --
 Loss on sale of mortgage loans.....................            --          (3,111)             --              --              --
 Gain on sale of securities.........................            93             427             648              --              --
 Other income.......................................         2,517           4,019           1,601             593             244
                                                       -----------    ------------    ------------    ------------    ------------
  Total non-interest income.........................         6,902         (13,539)         10,326           1,496           1,733
                                                       -----------    ------------    ------------    ------------    ------------


Non-interest expense:
 Write-down on securities available-for-sale........         2,037          14,132              --              --              --
 Loss on equity investment of ICH...................            --           9,076              --              --              --
 General and administrative and other operating
  expense...........................................         6,664           6,788           1,851           1,449             209
 Advisory fees......................................            --              --           6,242           3,347              38
 Termination agreement expense......................            --              --          44,375              --              --
                                                       -----------    ------------    ------------    ------------    ------------
  Total non-interest expense........................         8,701          29,996          52,468           4,796             247
                                                       -----------    ------------    ------------    ------------    ------------


  Earnings (loss) before income taxes...............        22,317          (5,933)        (16,029)         11,879           2,134
 Income taxes (benefit).............................            --              --              --              --              76
                                                       -----------    ------------    ------------    ------------    ------------
  Net earnings (loss)...............................   $    22,317     $    (5,933)    $   (16,029)     $   11,879        $  2,058
                                                       ===========    ============    ============    ============    ============
  Net earnings (loss) per share-- basic.............   $      0.83     $     (0.25)    $     (0.99)     $     1.34        $   0.05
                                                       ===========    ============    ============    ============    ============
  Net earnings (loss) per share-- diluted...........   $      0.76     $     (0.25)    $     (0.99)     $     1.32        $   0.05
                                                       ===========    ============    ============    ============    ============
  Dividends declared per share......................   $      0.48     $      1.46     $      1.68      $     1.61        $     --
                                                       ===========    ============    ============    ============    ============
  Net earnings (loss) per share before
    Management termination expense (1)..............   $      0.76     $     (0.25)    $      1.74      $     1.32        $   0.05
                                                       ===========    ============    ============    ============    ============

(1) Per share amounts exclude the effect of expenses related to the termination in December 1997 (the "Termination Agreement Expense") of the Company's Management Agreement with Imperial Credit Advisors, Inc. ("ICAI"), an affiliate of ICII.

                                                                                                     At December 31,
                                                       --------------------------------------------------------------------------

                                                           1999           1998             1997            1996           1995
                                                       -----------   -------------     ------------    -----------   ------------
Balance Sheet Data:
  Investment securities available-for-sale..........   $    93,206     $    93,486      $    67,011      $  63,506      $   2,284
  Mortgage loans held-for-investment and
    CMO collateral..................................     1,313,112       1,181,847        1,052,610        502,658             --
  Finance receivables...............................       197,119         311,571          533,101        362,312        583,021
  Investment in Impac Funding Corporation...........        17,372          13,246           27,122          9,896            866
  Investment in Impac Commercial Holdings, Inc......            --              --           17,985             --             --
  Total assets......................................     1,675,430       1,665,504        1,752,812        972,355        613,688
  CMO borrowings....................................       850,817       1,072,316          741,907        474,513             --
  Reverse repurchase agreements.....................       539,687         323,625          755,559        357,716        567,727
  Total liabilities.................................     1,436,586       1,413,898        1,523,782        843,165        568,452
  Total stockholders' equity........................       238,844         251,606          229,030        129,190         45,236

                           IMPAC FUNDING CORPORATION
              (dollar amounts in thousands, except Operating Data)

                                                                                   Year Ended December 31,
                                                      -------------------------------------------------------------------------
                                                         1999           1998              1997          1996              1995
                                                      -----------    -----------        ----------    ----------    -----------
Statement of Operations Data:
Net interest income:
 Total interest income.............................   $    21,225    $    48,510        $   48,020    $   32,799     $    1,249
 Total interest expense............................        20,953         40,743            41,628        31,751          1,785
                                                      -----------    -----------        ----------    ----------    -----------
  Net interest income (expense)....................           272          7,767             6,392         1,048           (536)

Non-interest income:
 Gain (loss) on sale of loans......................        27,098        (11,663)           19,414         7,747          4,135
 Mark-to-market loss on investment securities......            --           (805)               --            --             --
 Gain (loss) on sale of investment securities......            --           (706)              550            --             --
 Loan servicing income.............................         5,221          7,071             4,109         1,250          5,159
 Gain on sale of servicing rights..................            --             --                --            --            370
 Other income......................................           979            420                93            --             --
                                                      -----------    -----------        ----------    ----------    -----------
  Total non-interest income........................        33,298         (5,683)           24,166         8,997          9,664
                                                      -----------    -----------        ----------    ----------    -----------


Non-interest expense:
 General and administrative and other operating
  expense..........................................        14,965         14,385            10,047         7,154          3,663
 Amortization of mortgage servicing rights.........         5,331          6,361             2,827           613          2,892
 Write down of securities available-for-sale.......         4,252             --                --            --             --
 Impairment of mortgage servicing rights...........         1,078          3,722                --            --             --
 Provision for repurchases.........................           385            367             3,148           687             --
                                                      -----------    -----------        ----------    ----------    -----------
  Total non-interest expense.......................        26,011         24,835            16,022         8,454          6,555
                                                      -----------    -----------        ----------    ----------    -----------


  Earnings (loss) before income taxes..............         7,559        (22,751)           14,536         1,591          2,573
 Income taxes (benefit)............................         3,227         (8,738)            6,136           679          1,069
                                                      -----------    -----------        ----------    ----------    -----------
  Net earnings (loss)..............................   $     4,332    $   (14,013)       $    8,400    $      912     $    1,504
                                                      ===========    ===========        ==========    ==========    ===========

                                                                                      At December 31,
                                                        -------------------------------------------------------------------------
                                                           1999           1998              1997           1996           1995
                                                        ---------     -----------       -----------   -----------     -----------
Balance Sheet Data:
  Residual interests in securitizations............   $        --     $        --        $       --    $   46,949      $       --
  Mortgage loans held-for-sale.....................        68,084         252,568           620,549       334,104         544,275
  Mortgage servicing rights........................        15,621          14,062            15,568         8,785              --
  Total assets.....................................       116,246         313,872           656,944       399,171         552,631
  Borrowings from IWLG.............................        66,125         192,900           454,840       327,422         550,291
  Other borrowings.................................           181          67,058           148,307            --              --
  Due to affiliates................................        14,500          24,382             6,198        54,803              --
  Total liabilities................................        98,698         301,009           629,548       389,175         551,757
  Total shareholders' equity.......................        17,548          12,863            27,396         9,996             874

Operating Data (in millions):
  Mortgage loan acquisitions (volume)..............   $     1,672     $     2,249        $    2,571    $    1,542      $    1,133
  Master servicing portfolio at period-end.........         2,879           3,714             3,029         1,550             512
  Servicing portfolio at period-end................         2,393           3,714             3,029         1,550             512

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

General

  Impac Mortgage Holdings, Inc. was incorporated in Maryland in August 1995. The Company, together with its subsidiaries and related companies, primarily operates three businesses: (1) the Long-Term Investment Operations, (2) the Conduit Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Conduit Operations purchases and sells and securitizes primarily non-conforming mortgage loans. The Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans.

  The Company is entitled to 99% of the earnings or losses of IFC through its ownership of all of the non-voting preferred stock of IFC. As such, the Company records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. The Company is a mortgage REIT that elects to be taxed at the corporate level as a REIT for federal income tax purposes, which generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level.

Relationships with Impac Entities

  On May 5, 1999, Impac Commercial Holdings, Inc. ("ICH") executed a stock purchase agreement pursuant to which it issued to Fortress Partners LP ("Fortress") $12.0 million of series B convertible preferred stock of ICH. In addition, FIC Management Inc. ("FIC"), an affiliate of Fortress, entered into a definitive agreement with RAI Advisors, LLC ("RAI") for the assignment of RAI's rights and interests in the management agreement with ICH. In connection with these transactions, the submanagement agreement among RAI, IMH and IFC was terminated and a new submanagement agreement was entered into among FIC, IMH and IFC and the right of first refusal agreement among RAI, ICH, ICCC, IMH and IFC was terminated. Under the new submanagement agreement, IMH and IFC provide various services including, accounting, data processing and secondary marketing to ICH, as Fortress deems necessary. Messrs. Joseph R. Tomkinson, Chairman and Chief Executive Officer of IMH, and Frank P. Filipps, an unaffiliated director of IMH, remain on the board of directors of ICH.

  Many of the officers and directors of the Company are officers, directors and owners of IFC. The Company owns all of the preferred stock of, and 99% of the economic interest in, IFC, while Joseph R. Tomkinson, William S. Ashmore, President and Chief Operating Officer, and Richard J. Johnson, Executive Vice President and Chief Financial Officer, are the holders of all of the outstanding voting stock of, and 1% of the economic interest in, IFC.

Significant Transactions

Common Stock Exchange Offering

  In March 1999, certain stockholders of the Company exchanged 1,359,507 shares of their Common Stock, at an average price of $5.70 per share, for 11% senior subordinated debentures due to mature on February 15, 2004. The debentures are unsecured obligations of the Company subordinated to all indebtedness of the Company's subsidiaries. The debentures bear interest at 11% per annum from their date of issuance, payable quarterly, commencing May 15, 1999, until the debentures are paid in full. The debentures mature on February 15, 2004, at which the date may be extended once by the Company to a date not later than May 15, 2004, provided that the Company satisfies certain conditions. Commencing on February 15, 2001, the debentures are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date.

Exchange of Series B Cumulative Convertible Preferred Stock for Series C Cumulative Convertible Preferred Stock

  In February 2000, all shares of Series B 10.5% Cumulative Convertible Preferred Stock ("Series B Preferred Stock") was exchanged for Series C 10.5% Cumulative Convertible Preferred Stock ("Series C Preferred Stock") and the conversion rate was adjusted to $4.72 per share convertible into 5.29661 shares of Common Stock or an aggregate of 6,355,932 shares of Common Stock. Other than the foregoing, the Series C Preferred Stock has the same rights, preferences and privileges as the Series B Preferred Stock.

Collateralized Mortgage Obligations ("CMOs")

  The Company issued two CMOs during the year ended December 31, 1999. The first CMO was issued in February 1999 for $183.1 million and was collateralized by $120.8 million of adjustable rate mortgages and $77.8 million of residential loans secured by second trust deeds. The second CMO was issued in June 1999 for $115.0 million and was collateralized by $117.6 million of primarily adjustable rate mortgages. The issuance of CMOs provides the Company with immediate liquidity, a locked-in net interest rate spread and eliminates the Company's exposure to margin calls on such loans.

Real Estate Mortgage Investment Conduits ("REMICs")

  The Company issued two REMICs during the year ended December 31, 1999. The first REMIC was issued in September 1999 for $133.2 million and was collateralized by $137.3 million of adjustable rate mortgages. The second REMIC was issued in December 1999 for $226.9 million and was collateralized by $230.1 million of fixed rate mortgages. The REMICs were accounted for as sales of the mortgage loans, which resulted in a gain of $6.5 million.

Definitive Agreement to Acquire a California Thrift and Loan

  During the first quarter of 1999, the Company completed a definitive agreement to acquire a California Thrift and Loan ("Bank"). As provided for in the agreement, the Company submitted its application in the second quarter of 1999 for a change of control to the state and federal regulatory agencies for their approval. During the process of reviewing the application, the federal agency raised certain issues. The Company was not able to give the federal agency sufficient comfort with respect to those issues without modifying its proposal. The Company submitted a new application to state and federal regulatory agencies in the first quarter of 2000. The new application was modified from the previous application in several key areas and to more clearly define the Bank as a stand-alone operation that is not reliant upon the Company for its success. It is anticipated that the Bank will market its own unique loan products, which will include mortgages, consumer equity loans and loans on small commercial and multi-family properties. However, there are no assurances that the new application for change of control will be received favorably by either of the state or federal regulatory agencies. In the event that the Company is unsuccessful in its efforts to obtain the Bank charter, management believes that it will have no adverse impact on the future profitability of the Company.

Advance to Impac Funding Corporation

  During the second quarter of 1999, IMH advanced to IFC $14.5 million in cash, in exchange for an interest only note at an interest rate of 9.50% with a maturity of June 30, 2004, in anticipation of the initial capitalization of the Bank and to fund the operations of IFC and other strategic opportunities deemed appropriate by IFC.

Business Operations

  Business Strategy: During 1999, the Company restructured its balance sheet in order to increase book value per common share, generate additional liquidity and improve overall credit quality of its investment portfolio. The following transactions were completed during 1999: (1) the exchange of 1.4 million shares of Common Stock for 11.0% senior subordinated debt due 2/15/2004, (2) a stock repurchase program to repurchase up 10.0 million shares of outstanding Common Stock and (3) the re-securitization of a portion of its investment securities portfolio. In addition, the Long-Term Investment Operations acquired from IFC $349.8 million, in unpaid principal balance, of adjustable rate mortgages to be held for long-term investment during the fourth quarter of 1999. During January 2000, the Company completed the issuance of a $460.0 million CMO that was primarily collateralized by the adjustable rate mortgages acquired from IFC during the fourth quarter of 1999.

  The exchange of Common Stock for 11.0% senior subordinated debt and the repurchase of outstanding Common Stock during 1999 was accretive to book value by $0.65, or 7%. Book value at December 31, 1999 was $9.76 (calculated assuming liquidation value of the Company's Series B Cumulative Convertible Preferred Stock) as compared to $9.11 on a pro-forma basis. Overall, book value increased 8% to $9.76 at December 31, 1999 as compared to $9.02 at December 31, 1998. Based on the Company's business plan for 2000 and the retention of reported earnings in excess of minimum distribution requirements, the Company expects to increase its book value per share in the future.

  The Company completed a re-securitization of a portion of its investment securities available-for-sale in October 1999, which raised additional liquidity for the Company of approximately $23.4 million after repaying short-term borrowings secured by the investment securities portfolio. The cash proceeds were used to acquire mortgages from IFC, increase outstanding lending by the Warehouse Lending Operations, repurchase Common Stock and other business expansion. The Company reduced its reliance on reverse repurchase agreements to finance its investment securities to zero at December 31, 1999 as compared to $24.1 million at December 31, 1998. The Company continued to maintain reduced leverage and strong liquidity levels during the fourth quarter of 1999. The Company's debt-to-equity ratio increased to 6.0:1 at December 31, 1999 as compared to 5.6:1 at December 31, 1998, which was well within the Company's target range.

  Throughout 1999, the Company acquired an aggregate of $638.3 million of mortgages from IFC for its Long-Term Investment Operations. These mortgages consisted of $506.6 million, or 79%, of A quality, non-conforming mortgages. Of the $638.3 million of mortgages acquired, $539.7 million, or 85%, were adjustable rate mortgages. In addition, $222.9 million, or 35%, of mortgages acquired during 1999 for long-term investment had prepayment penalties as compared to $147.6 million, or 18%, of mortgages with prepayment penalties acquired during 1998. The Company expects that the higher percentage of mortgages acquired for long-term investment with prepayment penalties will lead to a reduction in overall prepayments. Constant prepayment rates ("CPR") on the Company's CMO portfolio during the fourth quarter of 1999 decreased to 28% CPR as compared to 34% CPR during the fourth quarter of 1998. The loan delinquency rate of mortgages held for long-term investment which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, decreased to 5.43% at December 31, 1999 as compared to 7.58% at December 31, 1998.

  The Company's Board of Directors announced a dividend policy for 2000 that allows the Company to expand its business operations and focus on rebuilding the Company's balance sheet without the diluted effect of offering additional shares of Common Stock at current market levels. During 2000, the Company plans to only distribute 100% of taxable earnings. During 1999, the Company paid dividends in excess of taxable earnings, which represented a return of capital to its stockholders, of approximately $4.8 million over minimum distribution requirements. Of the total dividend distributions paid to common stockholders during 1999, 39% represented ordinary income and 61% represented a return of capital.

  Long-Term Investment Operations: During the year ended December 31, 1999, the Long-Term Investment Operations, conducted by IMH and IMH Assets, acquired $638.3 million of mortgages from IFC as compared to $866.7 million acquired during 1998. Mortgages purchased by the Long-Term Investment Operations during 1999 consisted of $262,000 of FRMs and $545.2 million of ARMs secured by first liens on residential property and $92.8 million of fixed rate second trust deeds secured by residential property. IMH Assets issued CMOs totaling $298.1 million, which were collateralized by $316.2 million of mortgage loans, during 1999 as compared to CMOs totaling $768.0 million, which were collateralized by $788.2 million of mortgage loans, during 1998. As of December 31, 1999, the Long-Term Investment Operations' portfolio of mortgage loans consisted of $949.7 million of mortgage loans held in trust as collateral for CMOs and $363.4 million of mortgage loans held-for-investment, of which approximately 34% were FRMs and 66% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of mortgage loans was 9.26% at December 31, 1999 with a weighted average margin of 4.37%. The portfolio of mortgage loans included 77% of "A" credit quality, non-conforming mortgage loans and 23% of B/C Loans, as defined by the Company. The Long-Term Investment Operations sold $10.8 million, in unpaid principal balance, of mortgage loans to

IFC and none to third party investors as compared to no loan sales to IFC and $73.2 million of loans sold to third party investors during 1998. During 1999, the Long-Term Investment Operations acquired $22.0 million of securities created by IFC through the issuance of REMICs as compared to $60.6 million during 1998. In addition, the Long-Term Investment Operations had outstanding finance receivables of $197.1 million and investment securities available-for-sale of $93.2 million at December 31, 1999. Of the $93.2 million of investment securities available-for-sale, $56.8 million were subordinated securities collateralized by mortgages, $30.8 million were "interest only" securities, and $5.6 million were subordinated securities collateralized by other loans.

  Conduit Operations: The Conduit Operations, conducted by IFC, supports the Long-Term Investment Operations of the Company by supplying IMH and IMH Assets with mortgages for IMH's long-term investment portfolio. As such, IFC sold $638.3 million, in unpaid principal balance, of mortgages to IMH as compared to $866.7 million, in unpaid principal balance, of loans sold during 1998. IFC's mortgage acquisitions decreased 23% to $1.7 billion during 1999 as compared to $2.2 billion of mortgages acquired during 1998. After excluding bulk acquisitions, IFC's acquisitions decreased 11% to $1.6 billion during 1999 as compared to $1.8 billion during 1998. During 1999, IFC securitized $360.1 million, in unpaid principal balance, of mortgages and sold whole loans to third party investors totaling $824.1 million, in unpaid principal balance, of mortgages. This compares to loan securitizations of $907.5 million, in unpaid principal balance, of mortgages and whole loan sales to third party investors of $856.2 million, in unpaid principal balance, of mortgages during 1998. Loan securitizations and sales during 1999 resulted in gain on sale of loans of $27.1 million as compared to loss on sale of loans of $11.7 million during 1998. IFC had deferred revenue of $7.6 million at December 31, 1999 as compared to $10.6 million at December 31, 1998. IFC's master servicing portfolio decreased 22% to $2.9 billion at December 31, 1999 as compared to $3.7 billion at December 31, 1998. Of the $2.9 billion of mortgage loans master serviced by IFC at December 31, 1999, IFC is the master servicer for $1.4 billion of loans collateralizing REMIC securities and $885.2 million of mortgage loans collateralizing CMOs. In addition, of the $2.6 billion of loans master serviced by IFC, IFC owns servicing rights on $2.4 billion in unpaid principal balance of mortgages. Mortgages collateralized by properties located in California represented 40% of IFC's master servicing portfolio at December 31, 1999 and 1998. The loan delinquency rate of mortgages in IFC's master servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 4.37% and 4.82% at December 31, 1999 and 1998, respectively.

  Warehouse Lending Operations: At December 31, 1999, the Company, conducted by IWLG, had $1.4 billion of warehouse lines of credit available to 49 borrowers (including IFC), of which $197.1 million was outstanding, including $66.1 million outstanding to IFC, $1.2 million outstanding to ILG and $48,000 outstanding to WSI. James Walsh, Executive Vice President of WSI, is also a Director of IMH.

RESULTS OF OPERATIONS--
IMPAC MORTGAGE HOLDINGS, INC.

Year Ended December 31, 1999 as compared to Year Ended December 31, 1998

Net Earnings (Loss)

  Net earnings for the year ended December 31, 1999 of $22.3 million, or $0.76 per diluted common share, compared to a net loss of $(5.9) million, or $(0.25) per diluted common share, for 1998. The loss for 1998 was primarily due to a global liquidity crisis in the mortgage-backed securitization market, which occurred during the latter half of 1998. The deterioration of the mortgage-backed securitization market created liquidity problems as the Company's lenders made margin calls on their repurchase agreements. In order to meet margin calls and reduce borrowings on its outstanding reverse repurchase agreements, the Company sold mortgage loans and mortgage-backed securities at significant losses. In addition, the Company recorded impairment charges on its investment securities available-for-sale and recorded a loss on the sale of its equity investment in ICH. However, as the mortgage-backed securitization market stabilized during 1999, the Company returned to overall profitability, which in large part was due to the profitability on the sale of its mortgage loans at IFC.

Net Interest Income

  Net interest income decreased 29% to $29.7 million during 1999 as compared to $42.0 million during 1998. Interest income is primarily interest earned on Mortgage Assets and includes interest income earned on cash and cash equivalents and due from affiliates. Interest expense is primarily interest paid on borrowings on Mortgage Assets and includes interest expense paid on due to affiliates and senior subordinated debt. Mortgage Assets include CMO collateral, mortgage loans held-for-investment, finance receivables and investment securities available-for-sale. Borrowings on Mortgage Assets include CMO financing, reverse repurchase agreements and borrowings on investment securities available-for-sale. The decrease in net interest income during 1999 as compared to 1998 was primarily the result of lower average Mortgage Assets, which decreased 20% to $1.6 billion during 1999 as compared to $2.0 billion during 1998. Average Mortgage Assets decreased during 1999 as compared to 1998 principally due to the sale of mortgage loans during the fourth quarter of 1998 in order to increase liquidity and meet margin calls. The Company continued to raise liquidity and reduce leverage throughout 1999 as IFC completed monthly whole loan sales on a servicing released basis. As such, the Long-Term Investment Operations' loan acquisitions from IFC decreased 26% to $638.3 million as compared to $866.7 million acquired during 1998. Additionally, due to IFC's decreased loan production and the shorter accumulation and holding period between monthly whole loan sales, average finance receivables to affiliates (primarily IFC) decreased 42% to $232.7 million during 1999 as compared to $403.9 million during 1998. Net interest income also decreased as the net interest margin on Mortgage Assets decreased to 1.84% during 1999 as compared to 2.14% during 1998. The decrease in net interest margin on Mortgage Assets was primarily the result of a decrease in the net interest margin on CMO collateral to 0.79% during 1999 as compared to 1.26% during 1998. The decrease in the net interest margin on CMO collateral during 1999 was primarily due to an increase in amortization of net premiums as a result of higher loan prepayments. CMO collateral significantly affects changes in net interest income as it represents the largest percentage of total Mortgage Assets. Average CMO collateral accounted for 71% of total average Mortgage Assets during 1999 and 63% of total average Mortgage Assets during 1998.

  The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings for the years ended December 31, 1999 and 1998 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                        For the year ended December 31, 1999             For the year ended December 31, 1998
                                   ----------------------------------------------   ------------------------------------------------
                                                            Weighted                                           Weighted
                                     Average                  Avg.        % of       Average                     Avg.        % of
                                     Balance    Interest     Yield     Portfolio     Balance      Interest      Yield     Portfolio
                                   -----------  ---------  ---------- -----------   -----------   ---------   ---------- -----------
MORTGAGE ASSETS
---------------
Subordinated securities
 collateralized by mortgages       $    87,107  $  12,604     14.47%       5.56     $    88,544   $  11,219     12.67%     4.47
Subordinated securities
 collateralized by other loans           7,433        834     11.22        0.47           5,364         709     13.22      0.27
                                   -----------  ---------                           -----------   ---------
  Total investment securities
  available-for-sale                    94,540     13,438     14.21        6.03          93,908      11,928     12.70      4.74
                                   -----------  ---------                           -----------   ---------
Loan receivables:
CMO collateral                       1,119,813     74,096      6.62       71.48       1,244,458      92,011      7.39     62.87
Mortgage loans held-for-investment      34,767      2,345      6.74        2.22         149,131      14,373      9.64      7.54
Finance receivables:
  Affiliated                           232,741     19,566      8.41       14.86         403,935      34,166      8.46     20.41
  Non-affiliated                        84,783      7,779      9.18        5.41          87,855       8,242      9.38      4.44
                                   -----------  ---------                           -----------   ---------
    Total finance receivables          317,524     27,345      8.61       20.27         491,790      42,408      8.62     24.85
                                   -----------  ---------                           -----------   ---------
      Total Loan Receivables         1,472,104    103,786      7.05       93.97       1,885,379     148,792      7.89     95.26
                                   -----------  ---------                           -----------   ---------
Total Mortgage Assets              $ 1,566,644  $ 117,224      7.48%     100.00     $ 1,979,287   $ 160,720      8.12%   100.00
                                   ===========  =========                           ===========   =========

BORROWINGS
----------
CMO borrowings                     $ 1,017,992  $  65,212      6.41%      74.25%    $ 1,153,985   $  76,309      6.61%    64.63%
Reverse repurchase
  agreements-mortgages                 331,179     21,545      6.51       24.16         605,486      40,439      6.68     33.91
Borrowings secured by securities
  available-for-sale                     6,445        686     10.64        0.47              --          --        --        --
Reverse repurchase
  agreements-securities                 15,377        998      6.49        1.12          26,051       1,700      6.53      1.46
                                   -----------  ---------                           -----------   ---------
Total Borrowings on
  Mortgage Assets                  $ 1,370,993  $  88,441      6.45%     100.00     $ 1,785,522   $ 118,448      6.63%   100.00
                                   ===========  =========                           ===========   =========

Net Interest Spread (1)                                        1.03%                                             1.49%

Net Interest Margin (2)                                        1.84%                                             2.14%

______________
(1) Calculated by subtracting the yield on total borrowings on Mortgage Assets from the yield on total Mortgage Assets.
(2) Calculated by subtracting interest on total borrowings on Mortgage Assets from interest on total Mortgage Assets and dividing the result by the average balance of total Mortgage Assets.

    Interest income on Mortgage Assets: Interest income on CMO collateral decreased 19% to $74.1 million during 1999 as compared to $92.0 million during 1998 as average CMO collateral decreased 8% to $1.1 billion as compared to $1.2 billion, respectively. Average CMO collateral decreased as the Long-Term Investment Operations issued CMOs totaling $298.1 million during 1999, which were collateralized by $316.2 million of mortgages, as compared to CMOs totaling $768.0 million, which were collateralized by $788.2 million of mortgages, during 1998. Average CMO collateral also decreased due to higher mortgage loan prepayments, which increased 16% to $490.0 million during 1999 as compared to $424.1 million during 1998. CPR on CMO collateral was 37% CPR during 1999 as compared to 30% CPR during 1998. However, $222.9 million, or 35%, of mortgages acquired during 1999 by the Long-Term Investment Operations, had prepayment penalties as compared to $147.6 million, or 18%, of mortgages acquired with prepayment penalties during 1998. The Company expects that the higher percentage of mortgages acquired for long-term investment with prepayment penalties will lead to a reduction in overall prepayments.

  A decrease in the weighted average yield on CMO collateral also contributed to an overall decrease in interest income on CMO collateral during 1999 as compared to 1998. The weighted average yield on CMO collateral decreased to 6.62% during 1999 as compared to 7.39% during 1998. The decrease in yield on CMO collateral during 1999 was primarily due to amortization of net premiums paid in acquiring the mortgage loans held as CMO collateral and a decrease in short-term interest rates, which are used as an index to determine interest rate adjustments on adjustable rate CMO collateral. During 1999, the Company amortized net premiums on CMO collateral of $14.4 million as compared to $11.7 million during 1998. Amortization of net premiums on CMO collateral increased during 1999 as compared to 1998 primarily due to the increase in the CPR, as previously mentioned. However, during 1999 IFC limited premiums paid on loans without prepayment penalties. During 1999, IFC acquired mortgage loans at a weighted average price paid of 101.5 as compared to a weighted average price paid of 102.3 during 1998. As of December 31, 1999, net premiums on CMO collateral was $28.8 million as compared to $39.4 million at December 31, 1998.

  Interest income on mortgage loans held-for-investment decreased 84% to $2.3 million during 1999 as compared to $14.4 million during 1998 as average mortgage loans held-for-investment decreased 77% to $34.8 million as compared to $149.1 million, respectively. Average mortgage loans held-for-investment decreased due to a decrease in mortgage loan acquisitions by the Long-Term Investment Operations during 1999 as compared to 1998. Mortgage loans acquired from IFC by the Long-Term Investment Operations decreased 26% to $638.3 million as compared to $866.7 million acquired during 1998. As the Company focused on increased liquidity and reduced leverage during 1999, the Long-Term Investment Operations reduced its acquisition of mortgage loans to be held for long-term investment and concentrated on selling mortgage loans at IFC. Additionally, the decrease in the weighted average yield on mortgage loans held-for-investment during 1999 as compared to 1998 contributed to the decrease in interest income. The weighted average yield decreased to 6.74% during 1999 as compared to 9.64% during 1998. The decrease in the yield on mortgage loans held-for-investment during 1999 was primarily due to the sale of high-yielding 125 Loans by the Long-Term Investment Operations to IFC in December of 1998 and a decrease in mortgage rates during 1999. The majority of 125 Loans that were held by the Long-Term Investment Operations were sold to IFC. Interest income on mortgage loans held-for-investment includes the effect of amortization of net premiums paid in acquiring the mortgage loans. As of December 31, 1999, net premiums on mortgage loans held-for-investment was $2.0 million as compared to $482,000 as of December 31, 1998.

  Interest income on finance receivables decreased 36% to $27.3 million during 1999 as compared to $42.4 million during 1998 as average finance receivables decreased 35% to $317.5 million as compared to $491.8 million, respectively. The decrease in interest income on finance receivables during 1999 was primarily the result of monthly whole loan sales by IFC as compared to quarterly securitizations during 1998 and a decrease in loan acquisitions during 1999 as compared to 1998. IFC's loan accumulation and holding period shortened during 1999 as the Company sought to minimize interest rate and market risk exposure on its mortgage loans held-for-sale and maintain strong liquidity levels through monthly whole loan sales. In addition, IFC's loan acquisitions decreased to $1.7 billion during 1999 as compared to $2.2 billion during 1998. As such, average outstanding finance receivables to affiliates (primarily IFC) decreased to $232.7 million during 1999 as compared to $403.9 million during 1998, which resulted in a decrease in interest income to $19.6 million as compared to $34.2 million, respectively. The weighted average yield on affiliated finance receivables decreased to 8.41% during 1999 as compared to 8.46% during 1998 as the average prime rate, which is the index the Company uses to determine interest rates on finance receivables, was lower during 1999 as compared to 1998. Interest income on finance receivables to non-affiliates decreased 5% to $7.8 million during 1999 as compared to $8.2 million during 1998 as average outstanding finance receivables to non-affiliates decreased to $84.8 million as compared to $87.9 million, respectively. Interest income on finance receivables to non-affiliates also decreased as the weighted average yield decreased to 9.18% during 1999 as compared to 9.38% during 1998 as the average prime rate was lower in 1999 as compared to 1998.

  Interest income on investment securities available-for-sale increased 13% to $13.4 million during 1999 as compared to $11.9 million during 1998 as average investment securities increased 1% to $94.5 million as compared to $93.9 million, respectively. Interest income on investment securities primarily increased during 1999 as the weighted average yield on investment securities increased to 14.21% during 1999 as compared to 12.70% during 1998. The yield on investment securities increased during 1999 as compared to 1998 as the Long-Term Investment Operations acquired $18.3 million of securities from IFC that had a higher weighted average yield than the weighted average yield of the total investment securities portfolio and also due to a change in yield estimates on the remaining securities portfolio.

  Interest expense on borrowings: Interest expense on CMO borrowings decreased 15% to $65.2 million during 1999 as compared to $76.3 million during 1998 as average borrowings on CMO collateral decreased 17% to $1.0 billion as compared to $1.2 billion, respectively. Average CMO borrowings decreased as the Long-Term Investment Operations issued CMOs totaling $298.1 million during 1999 as compared to CMOs totaling $768.0 million during 1998. The increase in loan prepayments also contributed to the overall decrease in average CMO borrowings during 1999 as compared to 1998. The weighted average yield of CMO borrowings decreased to 6.41% during 1999 as compared to 6.61% during 1998 as average one-month LIBOR, which is the index used to determine rates on adjustable rate CMO borrowings, was lower during 1999 as compared to 1998. In addition, interest expense on CMO borrowings is affected by the amortization of securitization costs. Securitization costs are incurred when a CMO is issued and securitization costs are capitalized and amortized over the life of the CMO borrowings as an adjustment to the yield. During 1999, the Company amortized securitization costs of $4.2 million as compared to $2.6 million during 1998 due to an increase in loan prepayments during 1999 as compared to 1998. As of December 31, 1999, unamortized securitization costs were $11.9 million as compared to unamortized securitization costs of $12.3 million at December 31, 1998.

  Interest expense on reverse repurchase borrowings, which are used to fund the acquisition of mortgage loans and finance receivables, decreased 47% to $21.5 million during 1999 as compared to $40.4 million during 1998 as average reverse repurchase agreements decreased 45% to $331.2 million as compared to $605.5 million, respectively. The decrease in average finance receivables was primarily related to the previously discussed decrease in average finance receivables to IFC. The Warehouse Lending Operations uses reverse repurchase agreements with investment banks to fund its short-term loans to affiliates (primarily IFC) and non-affiliates. As IFC shortened the accumulation and holding period on its mortgage loans held-for-sale and acquired fewer loans during 1999 as compared to 1998, IFC required lower borrowing levels during 1999. The weighted average yield of reverse repurchase agreements collateralized by mortgage loans decreased to 6.51% during 1999 as compared to 6.68% during 1998 as average one-month LIBOR, which is the index used by the Company's lenders to determine interest rates on reverse repurchase borrowings, decreased during 1999 as compared to 1998.

  During most of 1999, the Company used investment securities available-for-sale as collateral to borrow under reverse repurchase agreements to fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. During October 1999, the Company issued notes collateralized by its investment securities available-for-sale to provide a more stable financing source for these assets. Therefore, combined interest expense on reverse repurchase agreements and borrowings secured by investment securities available-for-sale remained unchanged at $1.7 million during 1999 and 1998. The combined average balance on reverse repurchase agreements and borrowings secured by investment securities available-for-sale decreased 16% to $21.8 million as compared to $26.1 million, respectively. The weighted average yield on these combined borrowings increased to 7.72% during 1999 as compared to 6.53% during 1998.

Non-Interest Income

  Non-interest income increased to $6.9 million during 1999 as compared to $(13.5) million during 1998. Non-interest income increased primarily due to an increase in equity in net earnings (loss) of IFC. Equity in net earnings (loss) of IFC improved during 1999 as compared to 1998 due to increased profitability from the sale of mortgage loans. In addition, IFC recorded non-cash write-downs on MSRs and investment securities held-for-sale during the fourth quarter of 1998. As discussed previously, loss on loan sales and asset write-downs were due to a deterioration of the mortgage-backed securitization market, which occurred during the latter part of 1998. As the mortgage market stabilized during 1999, IFC returned to overall profitability, which in large part was due to profitability on loan sales.

  Equity in Net Earnings (Loss) of IFC

  Equity in net earnings (loss) of IFC increased to $4.3 million during 1999 as compared to $(13.9) million during 1998. The Company records 99% of the earnings or losses from IFC, as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC. For more information on the results of operations of IFC, refer to "--Results of Operations--Impac Funding Corporation."

  Equity in Net Loss of ICH

  The Company's equity in net loss of ICH decreased to zero for 1999 as compared to a loss of $(998,000) for 1998. The Company recorded no earnings or loss from ICH during 1999 as the Company sold its holdings of ICH Common Stock during the fourth quarter of 1998. Prior to the fourth quarter of 1998, the Company recorded equity in net earnings (loss) in ICH by virtue of the Company's ownership of 9.8% of ICH's voting Common Stock and 100% of Class A non-voting Common Stock.

Non-Interest Expense

  Non-interest expense decreased to $8.7 million during 1999 as compared to $30.0 million during 1998. Non-interest expense decreased primarily due to a decrease in write-down of investment securities available-for-sale, loss on equity investment and general and administrative and other expense.

 Write-down of Investment Securities Available-for-Sale

  Write-down of investment securities available-for-sale decreased to $2.0 million during 1999 as compared to $14.1 million during 1998 as the mortgage market recovered from the problems that occurred during the latter half of 1998.

 Loss on Equity Investment

  Loss on equity investment decreased to zero during 1999 as compared to $9.1 million during 1998 as the Company sold 100% of its Common Stock investment in ICH at a loss during the fourth quarter of 1998.

 General and Administrative and Other Expense

  General and administrative and other expense decreased to $1.3 million during 1999 as compared to $2.3 million during 1998 as the Company sold its remaining 50% ownership interest in a commercial office building, where the Company maintains its current headquarters, to ICH during the fourth quarter of 1998. Expenses related to the 50% ownership interest in the property decreased to none during 1999 as compared to $622,000 during 1998.

Credit Exposures

  Non-performing Assets. Non-performing assets consist of loans that are 90 days or more delinquent ("non-accrual loans"), including loans in foreclosure and delinquent bankruptcies, and real estate acquired in settlement of loans, or other real estate owned. It is the Company's policy to place a mortgage loan on non-accrual status when a loan becomes 90 days delinquent. Any previously accrued interest will be reversed from income. Non-accrual loans are included in mortgage loans held-for-sale at IFC and mortgage loans held-for-investment and CMO collateral at IMH. The outstanding unpaid principal balance of non-performing assets totaled $63.3 million at December 31, 1999 as compared to $80.7 million at December 31, 1998. The decrease in non-performing assets was primarily due to the sale of delinquent mortgage loans held-for-sale at IFC. Of the total non-performing assets at December 31, 1999 and 1998, other real estate owned represented $9.7 million and $9.2 million, respectively, in unpaid principal balance. The carrying amount of other real estate owned, after writing down the mortgage loan to the broker's price opinion or appraised value, was $8.8 million and $8.5 million at December 31, 1999 and 1998, respectively. The Company recorded losses on the disposition of other real estate owned of $2.2 million and $1.7 million during 1999 and 1998, respectively.

  The Company monitors its sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to the Company's written policies. This includes an effective and aggressive collection effort in order to minimize mortgage loans from becoming non-performing assets. However, when resolving non-performing assets, the Company's sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine collectibility under various circumstances, which will result in maximum financial benefit to the Company. This is accomplished by either working with the borrower to bring the loan current or by foreclosing and liquidating the property. The Company performs ongoing reviews of loans that display weaknesses and believes it maintains adequate loss allowances on the mortgage loans.

  The following table summarizes the unpaid principal balance of the Company's non-performing assets included in its mortgage loan portfolios for the periods shown (in thousands):

                                                                             At December 31,
                                                                   -----------------------------------
                                                                        1999                 1998
                                                                   --------------       --------------
Mortgage Loans Held-for-Sale:
 Non-accrual.....................................................  $        2,572       $       15,328
 Other real estate owned.........................................              --                   --
                                                                   --------------       --------------
  Total mortgage loans held-for-sale.............................           2,572               15,328
                                                                   --------------       --------------
Mortgage Loans Held-for-Investment:
 Non-accrual.....................................................           8,229                6,870
 In process foreclosures.........................................             306                1,437
                                                                   --------------       --------------
  Total mortgage loans held-for-investment.......................           8,535                8,307
                                                                   --------------       --------------
CMO collateral:
 Non-accrual.....................................................          42,792               49,305
 Other real estate owned.........................................           9,411                7,739
                                                                   --------------       --------------
  Total CMO collateral...........................................          52,203               57,044
                                                                   --------------       --------------
    Total mortgage loan portfolios...............................  $       63,310       $       80,679
                                                                   ==============       ==============

  Delinquent Loans. When a borrower fails to make required payments on a loan and does not cure the delinquency within 60 days, the Company generally records a notice of default and commences foreclosure proceedings. If the loan is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. In foreclosure sales, the Company generally acquires title to the property. At December 31, 1999, loans that were delinquent 30 days or more, as a percentage of the outstanding servicing balance of the mortgage loan portfolios, was 10.98% as compared to 12.80% at December 31, 1998.

  The following table summarizes the unpaid principal balance of the Company's delinquent mortgage loans included in its mortgage loan portfolios for the periods shown (in thousands):

                                                                             At December 31,
                                                                   -----------------------------------
                                                                        1999                 1998
                                                                   --------------       --------------
Mortgage Loans Held-for-Sale:
 30-59 days delinquent...........................................  $        9,140       $        6,976
 60-89 days delinquent...........................................           1,838                1,448
 90 or more days delinquent (1)..................................           2,572               15,328
                                                                   --------------       --------------
  Total mortgage loans held-for-sale.............................          13,550               23,752
                                                                   --------------       --------------
Mortgage Loans Held-for-Investment:
 30-59 days delinquent...........................................           7,029                2,384
 60-89 days delinquent...........................................           1,453                  271
 90 or more days delinquent (1)..................................           8,229                6,870
                                                                   --------------       --------------
  Total mortgage loans held-for-investment.......................          16,711                9,525
                                                                   --------------       --------------
CMO collateral:
 30-59 days delinquent...........................................          50,822               63,953
 60-89 days delinquent...........................................          12,398               18,695
 90 or more days delinquent (1)..................................          42,792               49,305
                                                                   --------------       --------------
  Total CMO collateral...........................................         106,012              131,953
                                                                   --------------       --------------
    Total mortgage loan portfolios...............................  $      136,273       $      165,230
                                                                   ==============       ==============

______________
(1) Includes loans in foreclosure and delinquent bankruptcies.

   Provision for Loan Losses. The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables which includes loans held-for-investment, CMO collateral and finance receivables, decreased to

0.27% at December 31, 1999 as compared to 0.47% at December 31, 1998. The Company recorded net loan loss provisions of $5.5 million during 1999 as compared to $4.4 million during 1998. The amount provided for loan losses during 1999 increased primarily due to an increase in foreclosures and the subsequent disposition of other real estate owned. The allowance for loan losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

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

Net Interest Income

  Net interest income increased 27% to $42.0 million during 1998 as compared to $33.0 million during 1997. Interest income is primarily interest earned on Mortgage Assets and includes interest income earned on cash and cash equivalents and due from affiliates. Interest expense is primarily interest paid on borrowings on Mortgage Assets and includes interest expense paid on due to affiliates. Mortgage Assets include CMO collateral, mortgage loans held-for-investment, finance receivables and investment securities available-for-sale. Borrowings on Mortgage Assets include CMO borrowings and reverse repurchase agreements. The increase in net interest income during 1998 as compared to 1997 was primarily the result of higher average Mortgage Assets, which increased 54% to $2.0 billion during 1998 as compared to $1.3 billion during 1997. The net interest spread on Mortgage Assets decreased to 1.49% during 1998 as compared to 1.89% during 1997. The decrease in net interest spread on Mortgage Assets was primarily the result of a decrease in the net interest spread on CMO collateral, which represents the largest portion of Mortgage Assets on a weighted-average basis. The net interest spread on CMO collateral was 0.78% during 1998 as compared to 1.40% during 1997. The decrease in net interest spread on CMO collateral during 1998 was primarily due to higher rates of mortgage loan prepayments and correspondingly higher rates of premium amortization expense as compared to 1997.

  The following table summarizes average balance, interest and weighted-average yield on Mortgage Assets and borrowings for the years ended December 31, 1998 and 1997 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                      For the year ended December 31, 1998                For the year ended December 31, 1997
                                -------------------------------------------------- -------------------------------------------------
                                                           Weighted                                          Weighted
                                 Average                     Avg.       % of          Average                   Avg.         % of
                                 Balance        Interest    Yield     Portfolio       Balance     Interest     Yield      Portfolio
                                ---------    ------------- -------- ------------   -----------  ------------  -------  -------------
MORTGAGE ASSETS
---------------
Subordinated securities
  collateralized by mortgages   $    88,544     $  11,219     12.67%    4.47        $    58,956    $   7,519     12.75%      4.51
Subordinated securities
  collateralized by other loans       5,364           709     13.22     0.27              5,980        1,028     17.19       0.46
                                -----------     ---------                           -----------    ---------
  Total investment securities
  available-for-sale                 93,908        11,928     12.70     4.74             64,936        8,547     13.16       4.97
                                -----------     ---------                           -----------    ---------
Loan receivables:
CMO collateral                    1,244,458        92,011      7.39    62.87            626,831       47,967      7.65      47.93
Mortgage loans
  held-for-investment               149,131        14,373      9.64     7.54            182,215       14,535      7.98      13.93
Finance receivables:
  Affiliated                        403,935        34,166      8.46    20.41            403,931       34,299      8.49      30.88
  Non-affiliated                     87,855         8,242      9.38     4.44             29,963        2,991      9.98       2.29
                                -----------     ---------                           -----------    ---------
   Total finance receivables        491,790        42,408      8.62    24.85            433,894       37,290      8.59      33.17
                                -----------     ---------                           -----------    ---------
    Total Loan Receivables        1,885,379       148,792      7.89    95.26          1,242,940       99,792      8.03      95.03
                                -----------     ---------                           -----------    ---------
Total Mortgage Assets           $ 1,979,287     $ 160,720      8.12%   100.0        $ 1,307,876    $ 108,339      8.28%    100.00
                                ===========     =========                           ===========    =========

BORROWINGS
----------
CMO borrowings                  $ 1,153,985     $  76,309      6.61%   64.63        $   586,463    $  36,665      6.25%     49.06
Reverse repurchase
  agreements-mortgages              605,486        40,439      6.68    33.91            580,908       37,881      6.52      48.59
Reverse repurchase
  agreements-securities              26,051         1,700      6.53     1.46             28,109        1,836      6.53       2.35
                                -----------     ---------                           -----------    ---------
Total Borrowings on
   Mortgage Assets              $ 1,785,522     $ 118,448      6.63%  100.00        $ 1,195,480    $  76,382      6.39%    100.00
                                ===========     =========                          ============    =========

Net Interest Spread                                            1.49%                                              1.89%

Net Interest Margin                                            2.14%                                              2.44%

     Interest income on Mortgage Assets: Interest income on CMO collateral increased 92% to $92.0 million during 1998 as compared to $48.0 million during 1997 as average CMO collateral increased 91% to $1.2 billion as compared to $626.8 million, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $768.0 million during 1998, which were collateralized by $788.2 million of mortgages held by the Long-Term Investment Operations. The weighted average yield on CMO collateral decreased to 7.39% during 1998 as compared to 7.65% during 1997. The decrease in the yield on CMO collateral during 1998 was primarily due to higher rates of mortgage loan prepayments and correspondingly higher rates of premium amortization expense as compared to 1997. Interest income on CMO collateral includes the effect of amortization of net premiums paid in acquiring the mortgage loans. As of December 31, 1998, net premiums on CMO collateral was $39.4 million.

     Interest income on mortgage loans held-for-investment decreased 1% to $14.4 million during 1998 as compared to $14.5 million during 1997 as average mortgage loans held-for-investment decreased 18% to $149.1 million as compared to $182.2 million, respectively. The weighted average yield on mortgage loans held-for-investment increased to 9.64% during 1998 as compared to 7.98% during 1997. The increase in the yield on mortgage loans held-for-investment during 1998 was primarily due to higher average balance of 125 Loans outstanding and held in portfolio during 1998 as compared to 1997. Most of the 125 Loans that were held by the Long-Term Investment Operations were sold to IFC in December 1998. Interest income on mortgage loans held-for-investment includes the effect of amortization of net premiums paid in acquiring the mortgage loans. As of December 31, 1998, net premiums on mortgage loans held-for-investment was $482,000.

  Interest income on finance receivables increased 14% to $42.4 million during 1998 as compared to $37.3 million during 1997 as average finance receivables increased 13% to $491.8 million as compared to $433.9 million, respectively. The increase in interest income on finance receivables was primarily the result of an increase of 193% in average finance receivables to non-affiliated mortgage banking companies to $87.9 million during 1998 as compared to $30.0 million during 1997. Interest income on finance receivables to non-affiliates increased 173% to $8.2 million during 1998 as compared to $3.0 million during 1997. The weighted average yield on non-affiliated finance receivables decreased to 9.38% during 1998 as compared to 9.98% during 1997. Average finance receivables outstanding to affiliates was constant at $403.9 million during 1998 and 1997. Interest income on finance receivables to affiliates decreased to $34.2 million during 1998 as compared to $34.3 million during 1997. The weighted average yield on affiliated finance receivables decreased to 8.46% during 1998 as compared to 8.49% during 1997. The overall weighted average yield on finance receivables increased to 8.62% during 1998 as compared to 8.59% during 1997.

  Interest income on investment securities available-for-sale increased 40% to $11.9 million during 1998 as compared to $8.5 million during 1997 as average investment securities available-for-sale increased 45% to $93.9 million as compared to $64.9 million, respectively. The increase in average securities available-for-sale during 1998 was the result of the Long-Term Investment Operations purchasing and retaining mortgage-backed securities of $60.6 million that were issued by IFC as REMICs. The weighted average yield on investment securities available-for-sale decreased to 12.70% during 1998 as compared to 13.16% during 1997 due to the purchase of lower-yielding securities during 1998.

  Interest expense on borrowings: Interest expense on CMO borrowings increased 108% to $76.3 million during 1998 as compared to $36.7 million during 1997 as average borrowings on CMO collateral increased 105% to $1.2 billion as compared to $586.5 million, respectively. Average CMO borrowings increased as the Long-Term Investment Operations issued CMOs totaling $768.0 million during 1998. The weighted average yield of CMO borrowings increased to 6.61% during 1998 as compared to 6.25% during 1997. This increase was the result of the Company issuing fixed-rate CMOs totaling $583.0 million during 1998 at higher interest rates than the initial interest rates on variable-rate CMOs the Company issued prior to 1998. Although borrowing rates on the fixed-rate CMOs are generally higher than the initial interest rates on variable-rate CMOs, the Company receives a comparable interest rate spread on fixed-rate CMOs as it does on its variable-rate CMOs.

  Interest expense on reverse repurchase borrowings used to fund the acquisition of mortgage loans and finance receivables increased 7% to $40.4 million during 1998 as compared to $37.9 million during 1997 as the average balance of reverse repurchase agreements increased 4% to $605.5 million during 1998 as compared to $580.9 million during 1997. The increase in average finance receivables was primarily related to an increase in finance receivables made to non-affiliates of the Company and to the longer time period IFC's mortgage loans were outstanding on IWLG's warehouse facilities during 1998. As the market for mortgage-backed securitizations and whole loan sales deteriorated during the latter half of 1998 and made it more difficult for IFC to securitize or sell mortgage loans, the average number of days that IFC warehoused its mortgage loans with IWLG increased during 1998 as compared to 1997. The weighted average yield of reverse repurchase agreements collateralized by mortgage loans increased to 6.68% during 1998 as compared 6.52% during 1997.

  The Company also uses mortgage-backed securities as collateral to borrow under reverse repurchase agreements to fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements decreased 6% to $1.7 million during 1998 as compared to $1.8 million during 1997 as the average balance on these reverse repurchase agreements decreased 7% to $26.1 million as compared to $28.1 million, respectively. The weighted average yield of reverse repurchase agreements collateralized by mortgage-backed securities remained constant at 6.53% during 1998 and 1997.

Non-Interest Income

  Equity in Net Earnings (loss) of IFC

  The Company's equity in net loss of IFC decreased to a loss of $(13.9) million for 1998 as compared to earnings of $8.3 million for 1997. The decrease in equity in net earnings (loss) of IFC during 1998 was primarily the result of net losses on sale of mortgage loans and non-cash charges for the write-down of MSRs and investment securities available-for-sale. The net loss on sale of mortgage loans and the non-cash charges were due to the deterioration of the mortgage-backed securitization market, as previously discussed. The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC. For more information on the results of operations of IFC, refer to "Results of OperationsImpac Funding Corporation."

  Equity in Net Loss of ICH

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

Non-Interest Expense

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

Credit Exposures

  Non-performing Assets. The outstanding unpaid principal balance of non-performing assets totaled $80.7 million at December 31, 1998 as compared to $50.1 million at December 31, 1997. The increase in non-performing assets was primarily due to delinquent mortgage loans with high loan-to-value ratios, which were purchased in 1997, and the seasoning of mortgage loans held for long-term investment. Of the total non-performing assets at December 31, 1998 and 1997, other real estate owned represented $9.2 million and $5.7 million, respectively, in unpaid principal balance. The carrying amount of other real estate owned, after writing down the mortgage loan to the broker's price opinion or appraised value, was $8.5 million and $5.7 million at December 31, 1998 and 1997, respectively. The Company recorded losses on the disposition of other real estate owned of $1.7 million during 1998 as compared to gains on disposition of other real estate owned of $433,000 during 1997.

  The following table summarizes the unpaid principal balance of the Company's non-performing assets included in its mortgage loan portfolios for the periods shown (in thousands):

                                                                                                 At December 31,
                                                                                        ----------------------------------
                                                                                             1998                1997
                                                                                        --------------     ---------------
Mortgage Loans Held-for-Sale:
 Non-accrual..........................................................................  $       15,328     $         5,740
 Other real estate owned..............................................................              --                  --
  Total mortgage loans held-for-sale..................................................          15,328               5,740
                                                                                        --------------     ---------------
Mortgage Loans Held-for-Investment:
 Non-accrual..........................................................................           6,870               7,627
 Other real estate owned..............................................................           1,437               1,415
                                                                                        --------------     ---------------
  Total mortgage loans held-for-investment............................................           8,307               9,042
                                                                                        --------------     ---------------
CMO collateral:
 Non-accrual..........................................................................          49,305              31,056
 Other real estate owned..............................................................           7,739               4,247
                                                                                        --------------     ---------------
  Total CMO collateral................................................................          57,044              35,303
                                                                                        --------------     ---------------
    Total mortgage loan portfolios....................................................  $       80,679     $        50,085
                                                                                        ==============     ===============

  Delinquencies. At December 31, 1998, loans that were delinquent 30 days or more, as a percentage of the outstanding servicing balance of the mortgage loan portfolios, was 10.98% as compared to 9.81% at December 31, 1997. The following table summarizes the unpaid principal balance of the Company's delinquent mortgage loans included in its mortgage loan portfolios for the periods shown (in thousands):

                                                                                                 At December 31,
                                                                                        ----------------------------------
                                                                                             1998                1997
                                                                                        ----------------    --------------
Mortgage Loans Held-for-Sale:
 30-59 days delinquent................................................................  $        6,976      $       21,309
   60-89 days delinquent..............................................................           1,448               3,395
 90 or more days delinquent (1).......................................................          15,328               5,740
                                                                                        --------------      --------------
  Total mortgage loans held-for-sale..................................................          23,752              30,444
                                                                                        --------------      --------------
Mortgage Loans Held-for-Investment:
 30-59 days delinquent................................................................           2,384               2,999
 60-89 days delinquent................................................................             271               3,375
 90 or more days delinquent (1).......................................................           6,870               7,627
                                                                                        --------------      --------------
  Total mortgage loans held-for-investment............................................           9,525              14,001
                                                                                        --------------      --------------
CMO collateral:
 30-59 days delinquent................................................................          63,953              59,223
 60-89 days delinquent................................................................          18,695              16,034
 90 or more days delinquent (1).......................................................          49,305              31,056
                                                                                        --------------      --------------
  Total CMO collateral................................................................         131,953             106,313
                                                                                        --------------      --------------
    Total mortgage loan portfolios....................................................  $      165,230      $      150,758
                                                                                        ==============      ==============

------------
(1)  Includes loans in foreclosure and delinquent bankruptcies.

  Provision for Loan Losses. The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables which includes loans held-for-investment, CMO collateral and finance receivables, increased to 0.47% at December 31, 1998 as compared to 0.32% at December 31, 1997. The Company recorded net loan loss provisions of $4.4 million during 1998 as compared to $6.8 million during 1997. The amount provided for loan losses during 1998 decreased primarily due to a reduction in exposure to future losses through the sale of delinquent loans and the transfer of certain loans from the held-for-investment to the held-for-sale portfolio, which resulted in a mark-to-market adjustment. The allowance for loan losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

RESULTS OF OPERATIONS--
IMPAC FUNDING CORPORATION

Year Ended December 31, 1999 as compared to Year Ended December 31, 1998

Net Earnings (Loss)

  IFC recorded net earnings of $4.3 million during 1999 as compared to a net loss of $(14.0) million during 1998. Earnings increased during 1999 as compared to 1998 primarily as the mortgage market stabilized and recovered from the liquidity crisis, which occurred during the latter part of 1998. As the mortgage market recovered during 1999, IFC returned to overall profitability, which in large part was due to the profitability on the sale of its mortgage loans. During 1998, IFC sold loans at significant losses to meet margin calls and raise liquidity. In addition, IFC recorded non-cash write-down on MSRs and investment securities available-for-sale.

Net Interest Income

  Net interest income decreased to $272,000 during 1999 as compared to $7.8 million during 1998 as average mortgage loans held-for-sale decreased 50% to $240.1 million as compared to $476.1 million, respectively. Average mortgage loans held-for-sale decreased due to the shorter accumulation and holding period of mortgage loans held-for-sale and a decrease in mortgage loan acquisitions. During 1999, IFC primarily sold loans monthly on a whole loan basis as opposed to quarterly securitizations, which occurred during 1998. Monthly whole loan sales were completed during 1999 in order to reduce interest rate and market risk exposures and to maintain strong liquidity levels. In addition, mortgage loan acquisitions decreased 23% to $1.7 billion during 1999 as compared to mortgage loan acquisitions of $2.2 billion during 1998. Mortgage loan acquisitions decreased during 1999 as compared to 1998 due to the residual effects of the deterioration of the mortgage-backed securitization market, which occurred during the latter part of 1998. In response to the liquidity crisis, IFC raised interest rates on its loan programs and decreased the amount of premiums paid on its loan acquisitions, which caused some of IFC's correspondent sellers to use other sources for the funding of their mortgage loans. During 1999, IFC continued to rebuild its mortgage loan acquisitions to previous levels by offering its sellers competitive and flexible mortgage products. As such, mortgage loan acquisitions increased 48% to $548.2 million during the fourth quarter of 1999 as compared to $370.5 million during the fourth quarter of 1998.

Non-Interest Income

  Non-interest income increased to $33.3 million during 1999 as compared to $(5.7) million during 1998 as gain on sale of loans increased to $27.1 million during 1999 as compared to $(11.7) million during 1998. In line with the Company's overall strategy to reduce interest rate and market risk exposure and to maintain strong liquidity levels, IFC sold mortgage loans on a whole loan basis for cash during 1999, as opposed to sales through asset-backed securitizations for non-cash gains, which occurred during 1998. During 1999, IFC sold mortgages totaling $824.1 million, on a servicing released basis, to third party investors as compared to loan sales of $856.2 million during 1998. The sale of loans on a servicing released basis during 1999 reduced IFC's exposure to further prepayment risk. IFC also securitized $360.1 million in REMICs during 1999 as compared to $907.5 million in REMICs during 1998. The increase in gain on sale of loans was partially offset by a decrease in loan servicing income during 1999 as compared to 1998. Loan servicing income decreased to $5.2 million during 1999 as compared to $7.1 million during 1998 as IFC sold MSRs and completed loan sales on a servicing released basis. Total unpaid principal balance of mortgage loans at the time MSRs were sold was $2.3 billion.

Non-Interest Expense

  Non-interest expense increased 5% to $26.0 million during 1999 as compared to $24.8 million during 1998. Non-interest expense during 1999 was positively affected by decreases in personnel expense and impairment and amortization of MSRs. Personnel expense decreased 18% to $7.3 million as compared to $8.9 million during 1998. Personnel expense decreased primarily due to a reduction in staff which occurred during the fourth quarter of 1998 and carried into 1999. During the fourth quarter of 1998, IFC reduced staff in anticipation of decreased loan acquisitions due to the deterioration of the mortgage-backed securitization market. The reduction in staff also contributed to increased liquidity from operating activities. Impairment of MSRs decreased to $1.1 million during 1999 as compared to $3.7 million during 1998 as the mortgage market recovered during 1999. Impairment of MSRs recorded in 1998 was primarily due to the deterioration of the mortgage-backed securitization market. Amortization of MSRs decreased to $5.3 million as compared to $6.4 million as IFC sold MSRs and completed whole loan sales on a servicing released basis.

  The decreases in personnel expense and impairment and amortization of MSRs were offset by increases in write-down on securities available-for-sale and general and administrative and other expense. Write-down on securities available-for-sale increased to $4.3 million during 1999 as compared to zero during 1998. The write-down on securities available-for-sale was due to the complete write-off of an investment security deemed to have no value. The increase in general and administrative and other expense during 1999 was primarily due to costs associated with the operation of the wholesale and retail origination division, which began operations in 1999, and costs associated with the application of the Bank charter.

Year Ended December 31, 1998 as compared to Year Ended December 31, 1997

Net Earnings (Loss)

  IFC recorded a net loss of $(14.0) million for the year ended December 31, 1998 as compared to net earnings of $8.4 million for the same period in 1997. Earnings decreased for the year ended December 31, 1998 as compared to the same period in 1997 primarily as a result of net losses on sale of mortgage loans and non-cash charges for the write-down of MSRs and investment securities available-for-sale. The net loss on sale of mortgage loans and non-cash charges was due to the deterioration of the mortgage-backed securitization market, as previously discussed. In addition, earnings for the year ended December 31, 1998 were negatively affected by increases in personnel expense, amortization of MSRs and general and administrative and other expense.

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

Liquidity and Capital Resources

Overview

  Historically, the Company's business operations are primarily funded from monthly interest and principal payments from its mortgage loan and investment securities portfolios, adjustable- and fixed-rate CMO financing, reverse repurchase agreements secured by mortgage loans, borrowings secured by mortgage-backed securities, proceeds from the sale of mortgage loans and the issuance of REMICs and proceeds from the issuance of Common Stock through secondary stock offerings, DRSPP, and its structured equity shelf program ("SES Program"). The acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, reverse repurchase agreements, CMO financing, and proceeds from the sale of Common Stock. The acquisition of mortgage loans by the Conduit Operations are funded from reverse repurchase agreements, the sale of mortgage loans and mortgage-backed securities and the issuance of REMICs. Short-term warehouse financing, finance receivables, provided by the Warehouse Lending Operations are primarily funded from reverse repurchase agreements. During 1999, the Company issued no new shares of Common Stock through stock offerings or through its SES Program and issued only minimal shares of Common Stock through its DRSPP. In addition, during 1999 the Company suspended the issuance of any new shares of Common Stock under the DRSPP.

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

Results of Liquidity during 1999

  The deterioration of the mortgage-backed securitization market during the latter half of 1998 created a lack of liquidity for the Company as the Company's lenders made margin calls on their reverse repurchase agreements. Margin calls result from the Company's lenders evaluating the market value of underlying collateral securing the reverse repurchase agreements and requiring additional equity or collateral on the reverse repurchase agreements. These margin calls resulted in the Company delaying its third quarter dividend, which was paid on January 6, 1999, and selling mortgage loans and mortgage-backed securities, during the fourth quarter of 1998, at significant losses. During the fourth quarter of 1998, the Company completed the sale of $250.4 million of mortgage loans and $8.9 million of mortgage-backed securities, which increased the Company's liquidity by $13.6 million, at the time of sale, after paying down related reverse repurchase agreements. By selling mortgage loans and paying down outstanding borrowings on reverse repurchase facilities, the Company reduced its exposure to future margin calls.

  However, the market disruptions during 1998 caused several public companies to file for protection from their creditors under the U.S. Bankruptcy Code. This had the effect of causing reduced investor confidence with certain sectors of the financial services industry, particularly REITs, which in turn caused stock prices to fall sharply. As a result of this decline in stock prices, the Company suspended any purchases of its Common Stock through its DRSPP and was unable to access the capital markets and raise additional cash. In response to these market conditions and availability of capital, the Company increased the pricing of its loans and limited the amount of premiums paid in acquiring mortgage loans. In anticipation of reduced production from increased loan rates and decreased loan pricing, the Company reduced staffing levels, thereby increasing liquidity from operating activities.

  As the mortgage market stabilized during 1999, the Company restructured its balance sheet and generated cash internally to meet its funding needs. IFC completed monthly whole loan sales on a servicing released basis, which provided liquidity throughout 1999 to acquire mortgage loans and fund operations. The Company also completed a re-securitization of a portion of its investment securities available-for-sale in October 1999, which raised additional cash of approximately $23.4 million after repaying short-term borrowings secured by the investment securities. The cash proceeds were used to acquire mortgages from IFC, increase outstanding lending by the Warehouse Lending Operations, repurchase Common Stock and other business expansion. The Company successfully repurchased 2.0 million shares of Common Stock for $9.9 million with the cash generated by the re-securitization and reduced its reliance on reverse repurchase agreements. Reverse repurchase agreements to finance its investment securities decreased to zero at December 31, 1999 as compared to $24.1 million at December 31, 1998. The Company continued to maintain reduced leverage and strong liquidity levels during 1999. The Company's debt-to-equity ratio increased slightly to 6.0:1 at December 31, 1999 as compared to 5.6:1 at December 31, 1998, which was well within the Company's target range. This compares to a debt-to-equity ratio of 7.9:1 at September 30, 1998, which was prior to the deterioration of the mortgage-backed securitization market during the fourth quarter of 1998. During 1999, the Company experienced no margin calls on its reverse repurchase facilities.

  The Company believes that current liquidity levels, available financing facilities and additional liquidity provided by operating activities, as projected for 2000, will adequately provide for the Company's projected funding needs, asset growth and the payment of dividends. As such, the Board of Directors has announced a dividend policy for 2000 that allows the Company to expand its business operations and focus on rebuilding the Company's balance sheet without the diluted effect of offering additional shares of Common Stock at current market levels. During 2000, the Company plans to distribute 100% of taxable earnings. However, any future margin calls and, depending upon the state of the mortgage industry, terms of any sale of Mortgage Assets may adversely affect the Company's ability to pay dividends in future periods or subject the Company to future losses.

  Definitive Agreement to Acquire Thrift and Loan Charter. During the first quarter of 1999, the Company completed a definitive agreement to acquire a Bank. As provided for in the agreement, the Company submitted its application in the second quarter of 1999 for a change of control to the state and federal regulatory agencies for their approval. During the process of reviewing the application, the federal agency raised certain issues. The Company was not able to give the federal agency sufficient comfort with respect to those issues without modifying its proposal. The Company submitted a new application to state and federal regulatory agencies in the first quarter of 2000. The new application was modified from the previous application in several key areas and to more clearly define the Bank as a stand-alone operation that is not reliant upon the Company for its success. It is anticipated that the Bank will market its own unique loan products, which will include mortgages, consumer equity loans and loans on small commercial and multi-family properties. However, there are no assurances that the new application for change of control will be received favorably by either of the state or federal regulatory agencies. In the event that the Company is unsuccessful in its efforts to obtain the Bank charter, management believes that it will have no adverse impact on the future profitability of the Company.

Sources of Liquidity

  Long-Term Investment Operations: The Long-Term Investment Operations uses CMO borrowings to finance substantially all of its mortgage loan portfolio. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. At December 31, 1999, the Long-Term Investment Operations had $850.8 million of CMO borrowings used to finance $949.7 million of CMO collateral.

  Prior to October 1999, the Long-Term Investment Operations pledged mortgage-backed securities as collateral to borrow funds under reverse repurchase agreements. The terms under these reverse repurchase agreements were generally for 30 days with interest rates ranging from one-month LIBOR plus 0.45% to 2.00% depending on the type of collateral provided. However, during October 1999, the Company re-securitized a portion of its mortgage-backed securities portfolio with notes. As of December 31, 1999, the Long-Term Investment Operations had $31.3 million outstanding under these notes, which were secured by $49.6 million in fair market value of mortgage-backed securities. The Company still has the ability to borrow funds under the reverse repurchase agreements.

  During 1999, the Company raised capital of $1.0 million from the sale of 216,156 shares of Common Stock issued through its DRSPP.

  Conduit Operations: The Conduit Operations has entered into warehouse line agreements to obtain financing of up to $600.0 million from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that IFC accumulates mortgage loans until the mortgage loans are securitized or sold. The margins on IFC's reverse repurchase agreements are based on the type of collateral provided and generally range from 95% to 98% of the fair market value of the collateral. The interest rates on the borrowings are indexed to prime, which was 8.50% at December 31, 1999. As of December 31, 1999, the Conduit Operations had $66.1 million outstanding under the warehouse line agreements. IFC also has an uncommitted warehouse line agreement to obtain financing from a major investment bank. As of December 31, 1999 and 1998, there was $181,000 and $25.0 million outstanding under the warehouse line.

  During 1999, the Conduit Operations securitized $360.1 million of mortgage loans as REMICs and sold $824.1 million, in unpaid principal balance, of mortgage loans to third party investors. In addition, IFC sold $638.3 million, in unpaid principal balance, of mortgage loans to the Long-Term Investment Operations during 1999.

  Warehouse Lending Operations: The Warehouse Lending Operations finances the acquisition of mortgage loans by the Long-Term Investment Operations and Conduit Operations primarily through borrowings on reverse repurchase agreements with third party lenders. IWLG has an uncommitted repurchase facility with a major investment bank to finance the Warehouse Lending Operations as needed. Terms of the reverse repurchase agreement requires that the mortgages be held by an independent third party custodian giving the Warehouse Lending Operations the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates vary from 85 basis points to 200 basis points over one-month LIBOR, depending on the type of collateral provided. The margins on the reverse repurchase agreement is based on the type of mortgage collateral provided and generally range from 70% to 98% of the fair market value of the collateral. At December 31, 1999, the Warehouse Lending Operations had $539.7 million outstanding on the reverse repurchase facility.

  Cash Flows

  Operating Activities - During 1999, net cash provided by operating activities was $55.8 million. Cash provided by operating activities was primarily from net earnings of $22.3 million.

  Investing Activities - During 1999, net cash used in investing activities was $64.1 million. Cash used in investing activities was primarily due to the acquisition of mortgage loans from IFC. Cash used to acquire mortgage loans was partially offset by cash provided from repayment of CMO collateral and finance receivables.

  Financing Activities - During 1999, net cash used in financing activities was $5.5 million. Cash used in financing activities was primarily due to repayments of CMOs, payment of cash dividends and repurchase of Common Stock. Cash used in financing activities was offset by cash provided from increased borrowings on reverse repurchase agreements and from the issuance of new CMOs.

Inflation

  The Consolidated Financial Statements and Notes have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company's operations are monetary in nature. As a result, interest rates have a greater impact on the Company's operations' performance than do the effects of general levels of inflation. Inflation affects the Company's operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect the Company's yield and subsequently the value of its portfolio of Mortgage Assets.

Year 2000 Compliance

  After completing all phases of its Year 2000 Project Plan, the Company experienced no problems as a result of Year 2000 issues. Both in-house information technology systems and non-information technology systems functioned according to the Company's internal Year 2000 Project Plan. In addition, the Company's vendors, who provide the Company with both integrated and non-integrated systems data, functioned without any Year 2000 related problems as well. Even though the Company does not expect any "residual" Year 2000 issues to affect the Company's operations, there can be no assurance that the Company will not be affected in the future. The Company paid a total of $273,000 to an outside vendor for Year 2000 project work during the year ended December 31, 1999.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  General

  A significant portion of the Company's revenues and earnings are derived from net interest income and, accordingly, the Company strives to manage its interest-earning assets and interest-bearing liabilities to generate what management believes to be an appropriate contribution from net interest income. When interest rates fluctuate, the Company can be adversely affected by changes in the fair market value of its assets and liabilities and by the interest spread the Company earns on interest-earning assets and interest-bearing liabilities. The Company derives income from the differential spread between interest earned on interest-earning assets and interest paid on interest-bearing liabilities.

Any change in interest rates affect both income received and income paid from these assets in varying and typically in unequal amounts and may compress the Company's interest rate spread and adversely affect overall earnings.

  Therefore, the Company seeks to control the volatility of the Company's performance due to changes in interest rates through asset/liability management. The Company attempts to achieve an appropriate relationship between interest rate sensitive assets and interest rate sensitive liabilities. Although the Company manages other risks, such as credit, operational and liquidity risk in the normal course of business, management considers interest rate risk to be a significant market risk which could potentially have the largest material effect on the Company's financial condition and results of operations. As the Company has only invested or borrowed in U.S. dollar denominated financial instruments, the Company is not subject to foreign currency exchange risk.

  As part of its asset/liability management process, the Company performs various interest rate simulations that calculate the affect of potential changes in interest rates on its interest-earning assets and interest-bearing liabilities and their affect on overall earnings. This analysis assumes instantaneous parallel shifts in the yield curve and to what degree those shifts affect net interest income. In addition, various modeling techniques are used to value interest sensitive mortgage-backed securities, including interest-only securities. The value of mortgage-backed securities is determined using a discounted cash flow model using prepayment rate, discount rate and credit loss assumptions.

  Interest Rate Sensitive Assets and Liabilities

  Interest rate risk management is the responsibility of the Company's Asset and Liability Committee ("ALCO"), which reports to the Company's Board of Director's on a monthly basis. ALCO establishes policies that monitor and coordinate the Company's sources, uses and pricing of its funds. ALCO also attempts to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities.

  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds that amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates, the net earnings of an institution with a positive gap, theoretically, may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice. However, the gap analysis does not take into consideration constraints on the repricing of interest rates of ARM assets in a given period resulting from periodic and lifetime cap features, the behavior of various indexes applicable to the Company's assets and liabilities or the affects of off-balance sheet financial instruments, particularly interest rate caps, on net interest income, see "Changes in Interest Rates."

  The Company manages its interest rate risk by (1) retaining adjustable-rate mortgages to be held for long-term investment, (2) selling fixed-rate mortgages on a whole-loan basis, (3) securitizing both adjustable- and fixed-rate mortgages through the issuance of CMOs, and (4) the purchase of LIBOR interest rate caps, see "Hedging." The Company retains adjustable-rate mortgages, which are generally indexed to six-month LIBOR and reprice every six months, to be held for investment or as CMO collateral. The Company also securitizes both variable- and fixed-rate mortgages as CMOs to reduce its interest rate risk as CMOs provide a net interest spread between the interest income on the mortgages and the interest and other expenses associated with the CMO financing. In addition, the Company purchases LIBOR interest rate caps to provide some protection against any resulting basis risk shortfall on the related liabilities. The interest rate caps purchased are based upon the principal balance that would result under an assumed prepayment speed.

  The Company does not currently maintain a securities trading portfolio. As a result, the Company is not exposed to market risk as it relates to trading activities. The Company's investment securities portfolio is available-for-sale, which requires the Company to perform market valuations of the portfolio in order to properly record the portfolio at the lower of cost or market. Therefore, the Company continually monitors the interest rates of its investment securities portfolio as compared to prevalent interest rates in the market.

     The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999 (dollar amounts in thousands), which are anticipated by the Company to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual term of the asset or liability as adjusted for scheduled and unscheduled repayments. Unscheduled prepayment rates are assumed on substantially all of the Company's mortgage-backed security and loan portfolios and are based on historic loan prepayment experience and anticipated future prepayments. The table does not include assets and liabilities that are not interest rate sensitive such as interest receivables and payables, prepaid expenses and accrued expenses.

                                                                                                Over 5                   Fair
                                          2000      2001       2002       2003        2004     Years (4)     Total       Value
                                       ---------  --------   --------   --------    --------   ---------   ---------   ----------
Interest sensitive assets:

Cash equivalents                          20,152        --         --         --          --          --      20,152       20,152
 Average interest rate                      4.28%       --%        --%        --%         --%         --%       4.28%
Investment securities (1)                 11,942     8,384      9,514     10,487      10,786      42,093      93,206       93,206
 Average interest rate                     13.79%    13.79%     13.79%     13.79%      13.79%      13.79%      13.79%
Finance receivables                      197,119        --         --         --          --          --     197,119      197,119
 Average interest rate                      8.97%       --%        --%        --%         --%         --%       8.97%
CMO collateral (2)                       409,262   108,720     56,424     48,092      41,164     286,015     949,677      938,784
 Average interest rate                      8.11%     8.38%      8.51%      8.54%       8.58%       7.54%       8.03%
Loans held-for-investment (3)             32,212    47,941     24,235     30,585      20,551     207,911     363,435      366,066
 Average interest rate                      7.89%     8.30%      8.76%      8.75%       8.75%       7.16%       7.70%
Due from affiliates                       14,500        --         --         --          --          --      14,500       14,500
 Average interest rate                      8.33%       --%        --%        --%         --%         --%       8.33%          --
                                       ---------  --------   --------   --------    --------   ---------   ---------   ----------
Total interest-sensitive assets          685,187   165,045     90,173     89,164      72,501     536,019   1,638,089    1,629,827
                                       ---------  --------   --------   --------    --------   ---------   ---------   ----------
 Average interest rate                      8.34%     8.63%      9.14%      9.23%       9.40%       7.88%       8.36%

Interest sensitive liabilities:

CMO borrowings                           591,144    36,296     31,276     26,944      23,207     140,453     849,320      844,852
 Average interest rate                      7.15%     7.15%      7.15%      7.15%       7.15%       7.15%       7.15%
Reverse repurchase agreements            539,687        --         --         --          --          --     539,687      539,687
 Average interest rate                      6.41%       --%        --%        --%         --%         --%       6.41%
Borrowings secured by                      9,178     6,505      4,607      3,261       2,306       5,476      31,333       34,393
   Securities available-for-sale
 Average interest rate                     13.00%    13.00%     13.00%     13.00%      13.00%      13.00%      13.00%          --
Senior subordinated debt                      --        --         --                     --          --       6,691        6,198
 Average interest rate                        --%       --%        --%        --%      6,691%         --%      11.00%          --
Due to affiliates                          2,945        --         --         --          --          --       2,945        2,945
 Average interest rate                      8.00%       --%        --%        --%         --%         --%       8.00%
                                       ---------  --------   --------   --------    --------   ---------   ---------   ----------
Total interest-sensitive liabilities   1,142,954    42,801     35,883     30,205      32,204     145,929   1,429,976    1,428,075
                                       ---------  --------   --------   --------    --------   ---------   ---------   ----------
 Average interest rate                      6.85%     8.04%      7.90%      7.78%       8.37%       7.37%       7.02%

Interest rate sensitivity gap (5)       (457,767)  122,244     54,290     58,959      40,297     390,090     208,113

Cumulative interest rate
   Sensitivity gap                      (457,767) (335,523)  (281,233)  (222,274)   (181,977)    208,113

Cumulative gap ratio %                    (27.95)%  (20.48)%   (17.17)%   (13.57)%    (11.11)%     12.70%

________________
(1) The over 5 year category includes "interest-only" securities of $30.8 million.
(2) Includes unamortized net premiums and unamortized securitization costs of $28.8 million and $11.9 million and $11.9 million respectively.
(3) Includes unamortized net premium of $2.0 million.
(4) CMO collateral and loans held-for-investment include non-accrual loans of $42.8 million and $8.3 million, respectively.
(5) Interest rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

     As the Company's estimated interest rate sensitivity gap is negative during 2000, net interest income could be negatively affected by an increase in interest rates as more interest-bearing liabilities could reprice upwards during 2000 than interest-bearing assets. Conversely, a decrease in interest rates could have a positive affect on net interest income during 2000 as more interest-bearing liabilities could reprice downwards during 2000 than interest-bearing assets. The estimated cumulative negative gap during 2000 of $457.8 million compares to an estimated cumulative positive gap for 1999 of $303.6 million. The shift from an estimated cumulative positive gap in 1999 to an estimated cumulative negative gap in 2000 is primarily the result of the Company retaining $321.6 million of mortgage loans, during the fourth quarter of 1999, that have fixed interest rates for initial two-, three-, and five-year periods, which subsequently change to adjustable interest rates thereafter. Since these estimates are based upon numerous assumptions, such as the expected maturities of the Company's interest-earning assets and interest-bearing liabilities, the Company's actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations. In addition, the estimated impacts of parallel shifts in interest rates and the resulting effect on net interest income does consider increases or decreases in premium amortization and securitization expenses due to possible increases or decreases in loan prepayments, which could also vary if actual experience differs from the prepayment assumptions used.

Changes in Interest Rates

     Although the static gap methodology is widely accepted in identifying interest rate risk, it does not take into consideration changes that may occur in investment and financing strategies, changes in the yield curve, changes in hedging strategy, changes in prepayment speeds and changes in business volumes. Therefore, in addition to measuring interest rate risk via a gap analysis, the Company measures the sensitivity of its net interest income to changes in interest rates affecting interest sensitive assets and liabilities using simulations. The simulations consider the affect of interest rate changes on interest sensitive assets and liabilities as well as interest rate caps (off-balance sheet items). Changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. The Company estimates its net interest income for the next twelve months assuming no changes in interest rates from those at period end. Once the base case has been estimated, calculations are made for each of the defined changes in interest rates, to include any associated differences in the anticipated prepayment speed of loans. Those results are then compared against the base case to determine the estimated change to net interest income.

      The following table (dollar amounts in millions) estimates the financial impact to net interest income from various instantaneous and parallel shifts in interest rates based on the Company's on- and off-balance sheet structure as of December 31, 1999 and 1998. Since, these estimates are based upon numerous assumptions, such as expected prepayment rates and the shape of the yield curve, the Company's actual sensitivity to interest rate changes could differ significantly as compared to actual results.

                                                                                2000                             1999
                                                                     ---------------------------      ---------------------------
Changes in Interest Rates                                                    Change in Net                    Change in Net
(In Basis Points)                                                         Interest Income (1)              Interest Income (1)
                                                                     ---------------------------      ---------------------------
                                                                          ($)             (%)             ($)              (%)
       +200....................................................          (9.2)            (25)           (1.9)              (6)
       +100....................................................          (4.2)            (12)           (4.4)             (14)
       -100....................................................           2.6               7             2.1                7
       -200....................................................           1.0               3             4.9               16

______________
(1) The dollar and percentage changes represent net interest income, for the next twelve months, in a stable interest rate environment versus the change in net interest income in the various instantaneous, parallel rate change simulations.

    The estimated decreases in net interest income in an increasing rate environment during 2000 as compared to 1999 is primarily due to (1) an estimated negative gap during year 2000 of $457.8 million, as shown in the static gap table above, and (2) the lag in the repricing of the indices to which the Company's adjustable rate loans and mortgage-backed securities are tied as compared to the borrowings that fund these assets. As interest rates increase, an estimated $1.1 billion of the Company's interest rate sensitive liabilities contractually mature or reprice during 2000 as compared to $685.2 million of interest rate sensitive assets that are estimated to contractually mature or reprice during 2000. As of

December 31, 1999, mortgage loans held-for-investment, of which approximately $350.0 million were retained during the fourth quarter of 1999, were financed by reverse repurchase agreements, which are subject to daily repricing based on one-month LIBOR plus a spread. Therefore, as of December 31, 1999, loans held-for-investment with primarily two- to five-year repricing dates were matched against (financed with) liabilities with daily repricing characteristics. However, during January 2000, these loans were used as collateral for CMOs that have lower financing costs than reverse repurchase agreements but were not reflected in the gap analysis or the calculations of changes in net interest income as the CMO was completed subsequent to year-end. Additionally, because the Company's adjustable rate CMO collateral is tied to various indices, primarily six-month LIBOR, and the corresponding CMO financing is primarily tied to one-month LIBOR, the Company's interest rate sensitive liabilities reprice faster than its interest rate sensitive assets, which could create negative results in net interest income over the near term (12-month horizon) during periods of increasing interest rates.

     The following table presents the extent to which changes in interest rates and changes in the volume of interest rate sensitive assets and interest rate sensitive liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided on Mortgage Assets and borrowings on Mortgage Assets, only, with respect to (1) changes attributable to changes in volume (changes in volume multiplied by prior rate),
(2) changes attributable to changes in rate (changes in rate multiplied by prior volume), (3) changes in interest due to both rate and volume, and (4) the net change.


                                                                                  Year Ended December 31,
                                                                                       1999 over 1998
                                                                ----------------------------------------------------------------
                                                                                                      Rate/            Net
                                                                   Volume             Rate           Volume           Change
                                                                -------------     -------------     ------------    ------------
                                                                                           (in thousands)
Increase/(decrease) in:

Subordinated securities collateralized by mortgages.........            (182)            1,593              (26)           1,385
Subordinated securities collateralized by other loans.......             274              (107)             (42)             125
                                                                   ---------        ----------        ---------       ----------
 Total investment securities available-for-sale.............              92             1,486              (68)           1,510
Loan receivables:
CMO collateral..............................................          (9,211)           (9,621)             917          (17,915)
Mortgage loans held-for-investment..........................         (11,025)           (4,317)           3,314          (12,028)
Finance receivables:
 Affiliated.................................................         (14,483)             (215)              98          (14,600)
 Non-affiliated.............................................            (288)             (180)               5             (463)
                                                                   ---------        ----------        ---------       ----------
  Total finance receivables.................................         (14,771)             (395)             103          (15,063)
                                                                   ---------        ----------        ---------       ----------
 Total Loan Receivables.....................................         (35,007)          (14,333)           4,334          (45,006)
                                                                   ---------        ----------        ---------       ----------
  Change in interest income on Mortgage Assets..............         (34,915)          (12,847)           4,266          (43,496)
                                                                   ---------        ----------        ---------       ----------

CMO borrowings..............................................          (8,989)           (2,355)             247          (11,097)
Reverse repurchase agreements-mortgages.....................         (18,324)           (1,056)             486          (18,894)
Borrowings on secured by securities available-for-sale......              --                --              686              686
Reverse repurchase agreements-securities....................            (697)              (10)               5             (702)
                                                                   ---------        ----------        ---------       ----------
  Change in interest expense on borrowings on
  Mortgage Assets...........................................         (28,010)           (3,421)           1,424          (30,007)
                                                                   ---------        ----------        ---------       ----------
   Change in net interest income............................          (6,905)           (9,426)           2,842          (13,489)
                                                                   =========        ==========        =========       ==========

                                                                                        Year Ended December 31,
                                                                                             1998 over 1997
                                                                 ---------------------------------------------------------------
                                                                                                     Rate/             Net
                                                                   Volume            Rate           Volume           Change
                                                                 ------------     ------------     ------------     ------------
                                                                                           (in thousands)
Increase/(decrease) in:

Subordinated securities collateralized by mortgages............        3,772             (47)              (25)          3,700
Subordinated securities collateralized by other loans..........         (106)           (237)               24            (319)
                                                                   ---------       ---------          --------       ---------
 Total investment securities available-for-sale................        3,666            (284)               (1)          3,381
Loan receivables:
CMO collateral.................................................       47,248          (1,630)           (1,574)         44,044
Mortgage loans held-for-investment.............................       (2,640)          3,025              (547)           (162)
Finance receivables:
 Affiliated....................................................           --            (121)              (12)           (133)
 Non-affiliated................................................        5,778            (180)             (347)          5,251
                                                                   ---------       ---------          --------       ---------
  Total finance receivables....................................        5,778            (301)             (359)          5,118
                                                                   ---------       ---------          --------       ---------
 Total Loan Receivables........................................       50,386           1,094            (2,480)         49,000
                                                                   ---------       ---------          --------       ---------
  Change in interest income on Mortgage Assets.................       54,052             810            (2,481)         52,381
                                                                   ---------       ---------          --------       ---------

CMO borrowings.................................................       35,470           2,111             2,063          39,644
Reverse repurchase agreements-mortgages........................        1,602             929                27           2,558
Reverse repurchase agreements-securities.......................         (134)             --                (2)           (136)
                                                                   ---------       ---------          --------       ---------
  Change in interest expense on borrowings on
  Mortgage Assets..............................................       36,938           3,040             2,088          42,066
                                                                   ---------       ---------          --------       ---------
   Change in net interest income...............................       17,114          (2,230)           (4,569)         10,315
                                                                   =========       =========          ========       =========

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

     The Company, based on market conditions, may purchase interest rate caps to limit or partially offset adverse changes in interest rates associated with its borrowings. In a typical interest rate cap agreement, the cap purchaser makes an initial lump sum cash payment to the cap seller in exchange for the seller's promise to make cash payments to the purchaser on fixed dates during the contract term if prevailing interest rates exceed the rate specified in the contract. In this way, the Company generally hedges as much of the interest rate risk arising from lifetime rate caps on its mortgage loans and from periodic rate and/or payment caps as the Company determines is in the best interest of the Company, given the cost of such hedging transactions and the need to maintain IMH's status as a REIT. Such periodic caps on the Company's mortgage loans may also be hedged by the purchase of mortgage derivative securities. Mortgage derivative securities can be effective hedging instruments in certain situations as the value and yields of some of these instruments tend to increase as interest rates rise and tend to decrease in value and yields as interest rates decline, while the experience for others is the converse. The Company intends to limit its purchases of mortgage derivative securities to investments that qualify as Qualified REIT Assets or Qualified Hedges so that income from such investments will constitute qualifying income for purposes of the 95% and 75% gross income tests. To a lesser extent, the Company, through its Conduit Operations, may enter into interest rate swap agreements, buy and sell financial futures contracts and options on financial futures contracts and trade forward contracts as a hedge against future interest rate changes; however, the Company will not invest in these instruments unless the Company is exempt from the registration requirements of the Commodity Exchange Act or otherwise comply with the provisions of that Act. The REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), may restrict the Company's ability to purchase certain instruments and may severely restrict the Company's ability to employ other strategies. In all it's hedging transactions, the Company intends to deal only with counterparties that the Company believes are sound credit risks. At December 31, 1999 and 1998, the Company had $422.0 million and none, in notional amount, of interest rate caps and interest rate swaps, respectively.

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

     Forward Contracts

     IFC sells mortgage-backed securities through forward delivery contracts with major dealers in such securities. At December 31, 1999 and 1998, IFC had $110.0 million and $46.0 million, respectively, in outstanding commitments to sell mortgage loans through mortgage-backed securities. These commitments allow IFC to enter into mandatory commitments when IFC notifies the investor of its intent to exercise a portion of the forward delivery contracts. IFC was not obligated under mandatory commitments to deliver loans to such investors at December 31, 1999 and 1998. The credit risk of forward contracts relates to the counterparties' ability to perform under the contract. IFC evaluates counterparties based on their ability to perform prior to entering into any agreements.

     Futures Contracts

     IFC sells future contracts against five and ten-year Treasury notes with major dealers in such securities. At December 31, 1999 and 1998, IFC had $10.0 million and none, respectively, in outstanding commitments to sell Treasury notes which expire within 90 days.

     Options

     In order to protect against changes in the value of mortgage loans held for sale, IFC may sell call or buy put options on U.S. Treasury bonds and mortgage-backed securities. IFC generally sells call or buys put options to hedge against adverse movements of interest rates affecting the value of its mortgage loans held for sale. The risk in writing a call option is that IFC gives up the opportunity for profit if the market price of the mortgage loans increases and the option is exercised. IFC also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium IFC paid for the put option. IFC had written option contracts with an outstanding principal balance of $20.0 million and $25.0 million at December 31, 1999 and 1998, respectively.

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


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 1999 fiscal year.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 1999 fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 1999 fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 1999 fiscal year.

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

     (b) Reports on Form 8-K--None

     (c) Exhibits


Exhibit
Number                                      Description
------                                      -----------

3.1 Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

3.1(a) Certificate of correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant's 10-K for the year ended December 31, 1998).

3.1(b) Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant's 10-K for the year ended December 31, 1998).

3.1(c) Articles of Amendment for change of name to Charter of the Registrant (incorporated by reference to exhibit number 3.1(a) of the Registrant's Current Report on Form 8-K, filed February 11,
             1998).

3.1(d) Articles Supplementary and Certificate of Correction for Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1(d) of the Registrant's 10-K for the year ended December 31, 1998).

3.1(e) Articles Supplementary for Series B 10.5% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1b of the Registrant's Current Report on Form 8-K, filed December 23, 1998).

3.1(f) Articles Supplementary for Series C 10.5% Cumulative Convertible Preferred Stock of the Registrant.

3.1(g)       Certificate of Correction for Series C Preferred Stock of the
             Registrant.

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

4.4          Form of Series C 10.5% Cumulative Convertible Preferred Stock
             Certificate.

4.5 Indenture between the Registrant and IBJ Whitehall Bank & Trust Company, dated March 29, 1999 (incorporated by reference to exhibit a(11) of the Registrant's Form 8-K filed on April 9, 1999).

4.6 First Supplemental Indenture to Indenture between the Registrant and IBJ Whitehall Bank & Trust Company, dated March 29, 1999 (incorporated by reference to exhibit a(12) of the Registrant's Form 8-K filed on April 9, 1999).

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

10.7 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 to, and the prospectus included in, the Registrant's Registration Statement on Form S-3/A (File No. 333-52335), as filed with the Securities and Exchange Commission on September 4, 1998).

10.8 Servicing Agreement effective November 11, 1995 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.14 to the Registrant's Registration Statement on Form S-11, as amended (File No. 333-04011), filed with the Securities and Exchange Commission on May 17, 1996).

10.9 Impac Mortgage Holdings, Inc. 1996 Stock Option Loan Plan (incorporated by reference to exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 1996).

10.10 Real Estate Purchase, Sale and Escrow Agreement by and between TW/BRP Dove, LLC and IMH/ICH Dove Street, LLC, dated as of August 25, 1997 (incorporated by reference to exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 1997).

10.10(a) Contract of Sale between the Registrant and Impac Commercial Holdings, Inc. (incorporated by reference to exhibit 10.11(a) of the Registrant's 10-K for the year ended December 31, 1998).

10.11 Termination Agreement, effective December 19, 1997, between the Registrant, Impac Funding Corporation, Imperial Credit Industries, Inc. and Imperial Credit Advisors, Inc. and Joseph R. Tomkinson, William S. Ashmore and Richard J. Johnson (incorporated by reference to exhibit 10.18 to the Registrant's Current Report on Form 8-K, as amended, dated December 19, 1997).

10.12 Services Agreement, dated December 29, 1997, between the Registrant, Impac Funding Corporation and Imperial Credit Advisors, Inc. (incorporated by reference to exhibit 10.19 to the Registrant's Current Report on Form 8-K, as amended, dated December 19, 1997).

10.13 Registration Rights Agreement, dated December 29, 1997, between Registrant and Imperial Credit Advisors, Inc. (incorporated by reference to exhibit 10.20 to the Registrant's Current Report on Form 8- K, as amended, dated December 19, 1997).

10.14 Sales Agency Agreement between the Registrant and PaineWebber, Incorporated, dated May 12, 1998 (incorporated by reference to exhibit 1.1 of the Registrant's Current Report on Form 8-K, filed June 2, 1998).

10.15 Lease dated June 1, 1998 regarding Dove Street facilities (incorporated by reference to exhibit 10.17 of the Registrant's 10-K for the year ended December 31, 1998).

10.16 Employment Letter between Impac Funding Corporation and Ronald Morrison dated May 28, 1998 (incorporated by reference to exhibit
             10.18 of the Registrant's 10-K for the year ended December 31,
             1998).

10.17 Note dated June 30, 1999 between the Registrant and Impac Funding Corporation.

21.1 Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Registrant's 10-K for the year ended December 31, 1998).

23.1         Consent of KPMG LLP regarding the Registrant.

23.2         Consent of KPMG LLP regarding Impac Funding Corporation.

24           Power of Attorney (included on signature page).

27           Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 17th day of March, 2000.

                                  IMPAC MORTGAGE HOLDINGS, INC.

                                  by /s/ Joseph R. Tomkinson
                                     -----------------------
                                         Joseph R. Tomkinson
                                     Chairman of the Board
                                     and Chief Executive Officer

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

              Signature                                 Title                              Date
              ---------                                 -----                              ----
   /s/ Joseph R. Tomkinson               Chairman of the Board and                    March 17, 2000
--------------------------
  Joseph R. Tomkinson                    Chief Executive Officer
                                         (Principal Executive Officer)

  /s/ Richard J. Johnson                 Chief Financial Officer (Principal           March 17, 2000
--------------------------
  Richard J. Johnson                     Financial and Accounting Officer)

  /s/ James Walsh                        Director                                     March 17, 2000
--------------------------
  James Walsh

  /s/ Frank P. Filipps                   Director                                     March 17, 2000
--------------------------
  Frank P. Filipps

  /s/ Stephan R. Peers                   Director                                     March 17, 2000
--------------------------
  Stephan R. Peers

  /s/ William S. Ashmore                 Director                                     March 17, 2000
--------------------------
  William S. Ashmore

                       INDEPENDENT AUDITORS' REPORT AND
                       CONSOLIDATED FINANCIAL STATEMENTS


                                     INDEX

                                                                                                    Page
                                                                                                    ----
                         IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                         ----------------------------------------------

Independent Auditors' Report...................................................................     F-2

Consolidated Balance Sheets at December 31, 1999 and 1998......................................     F-3

Consolidated Statements of Operations and Comprehensive Earnings (Loss) for
   the three years ended December 31, 1999, 1998 and 1997......................................     F-4

Consolidated Statements of Changes in Stockholders' Equity for the three
   years ended December 31, 1999, 1998 and 1997................................................     F-5

Consolidated Statements of Cash Flows for the three years ended December 31,
   1999, 1998 and 1997.........................................................................     F-6

Notes to Consolidated Financial Statements.....................................................     F-8

                           IMPAC FUNDING CORPORATION AND SUBSIDIARY
                           ----------------------------------------

Independent Auditors' Report...................................................................     F-32

Consolidated Balance Sheets at December 31, 1999 and 1998......................................     F-33

Consolidated Statements of Operations and Comprehensive Earnings (Loss) for
     the three years ended December 31, 1999, 1998 and 1997....................................     F-34

Consolidated Statements of Changes in Shareholders' Equity for the
   three years ended December 31, 1999, 1998 and 1997..........................................     F-35

Consolidated Statements of Cash Flows for the three years ended December 31,
   1999, 1998 and 1997.........................................................................     F-36

Notes to Consolidated Financial Statements.....................................................     F-37

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Impac Mortgage Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive earnings
(loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                  KPMG LLP


Orange County, California
January 31, 2000, except as to Note
T to the consolidated financial statements, which is as of February 29, 2000.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (dollar amounts in thousands, except share data)

                                                                                                      At December 31,
                                                                                           -----------------------------------
                                                                                                 1999                1998
                                                                                           ---------------     ---------------
                                          ASSETS
                                          ------
Cash and cash equivalents.................................................................  $       20,152      $       33,876
Investment securities available-for-sale..................................................          93,206              93,486
Loan Receivables:
  CMO collateral..........................................................................         949,677           1,161,220
  Finance receivables.....................................................................         197,119             311,571
  Mortgage loans held-for-investment......................................................         363,435              20,627
  Allowance for loan losses...............................................................          (4,029)             (6,959)
                                                                                           ---------------     ---------------
     Net loan receivables.................................................................       1,506,202           1,486,459
Investment in Impac Funding Corporation...................................................          17,372              13,246
Due from affiliates.......................................................................          14,500              17,904
Accrued interest receivable...............................................................          11,209              10,039
Other real estate owned...................................................................           8,820               8,456
Other assets..............................................................................           3,969               2,038
                                                                                           ---------------     ---------------
     Total assets.........................................................................  $    1,675,430      $    1,665,504
                                                                                           ===============     ===============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
CMO borrowings............................................................................  $      850,817      $    1,072,316
Reverse repurchase agreements.............................................................         539,687             323,625
Borrowings secured by investment securities available-for-sale............................          31,333                  --
11% senior subordinated debentures........................................................           6,691                  --
Accrued dividends payable.................................................................           3,570              12,129
Due to affiliates.........................................................................           2,945               2,670
Other liabilities.........................................................................           1,543               3,158
                                                                                           ---------------     ---------------
     Total liabilities....................................................................       1,436,586           1,413,898
                                                                                           ---------------     ---------------


Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.01 par value; 6,300,000 shares authorized; none issued and
  outstanding at December 31, 1999 and 1998...............................................              --                  --
 Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares
  authorized; none issued and outstanding at December 31, 1999 and 1998, respectively.....              --                  --
 Series B 10.5% cumulative convertible preferred stock, $0.01 par value; liquidation value $30,000; 1,200,000 shares authorized; and 1,200,000 issued and
  outstanding at December 31, 1999 and 1998 respectively..................................              12                  12
 Common stock, $0.01 par value; 50,000,000 shares authorized; 21,400,906 and
  24,557,657 shares issued and outstanding at December 31, 1999 and 1998, respectively....             214                 246
 Additional paid-in capital...............................................................         327,632             342,945
 Accumulated other comprehensive loss.....................................................          (7,579)             (1,736)
 Notes receivable from common stock sales.................................................            (905)               (918)
 Net accumulated deficit:
  Cumulative dividends declared...........................................................         (93,080)            (79,176)
  Retained earnings (accumulated deficit).................................................          12,550              (9,767)
                                                                                           ---------------     ---------------
    Net accumulated deficit...............................................................         (80,530)            (88,943)
                                                                                           ---------------     ---------------
     Total stockholders' equity...........................................................         238,844             251,606
                                                                                           ---------------     ---------------
     Total liabilities and stockholders' equity...........................................  $    1,675,430      $    1,665,504
                                                                                           ===============     ===============


         See accompanying notes to consolidated financial statements.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE EARNINGS (LOSS)

                     (in thousands, except per share data)

                                                                                           For the year ended December 31,
                                                                               ----------------------------------------------------
                                                                                     1999               1998               1997
                                                                               --------------     --------------     --------------
INTEREST INCOME:
 Mortgage Assets............................................................      $   117,224        $   160,720        $   108,339
 Other interest income......................................................            2,234              2,938              1,194
                                                                               --------------     --------------     --------------
  Total interest income.....................................................          119,458            163,658            109,533

INTEREST EXPENSE:
 CMO borrowings.............................................................           65,212             76,309             36,665
 Reverse repurchase agreements..............................................           23,229             42,139             39,717
 Other borrowings...........................................................            1,354              3,247                195
                                                                               --------------     --------------     --------------
  Total interest expense....................................................           89,795            121,695             76,577
                                                                               --------------     --------------     --------------
 Net interest income........................................................           29,663             41,963             32,956
  Provision for loan losses.................................................            5,547              4,361              6,843
                                                                               --------------     --------------     --------------
 Net interest income after provision for loan losses........................           24,116             37,602             26,113

NON-INTEREST INCOME:
 Equity in net earnings (loss) of Impac Funding Corporation.................            4,292            (13,876)             8,316
 Equity in net loss of Impac Commercial Holdings, Inc.......................               --               (998)              (239)
 Loss on sale of loans......................................................               --             (3,111)                --
 Servicing fees.............................................................            1,370              1,929                980
 Gain on sale of securities.................................................               93                427                648
 Other income...............................................................            1,147              2,090                621
                                                                               --------------     --------------     --------------
  Total non-interest income.................................................            6,902            (13,539)            10,326

NON-INTEREST EXPENSE:
 Professional services......................................................            2,678              2,243              1,117
 (Gain) loss on sale of other real estate owned.............................            2,159              1,707               (433)
 Write-down on investment securities available-for-sale.....................            2,037             14,132                 --
 General and administrative and other expense...............................            1,343              2,320                836
 Personnel expense..........................................................              484                518                331
 Loss on equity investment of Impac Commercial Holdings, Inc................               --              9,076                 --
 Advisory fees..............................................................               --                 --              6,242
 Termination agreement expense..............................................               --                 --             44,375
                                                                               --------------     --------------     --------------
  Total non-interest expense................................................            8,701             29,996             52,468
                                                                               --------------     --------------     --------------
  Net earnings (loss).......................................................           22,317             (5,933)           (16,029)
 Less: Cash dividends on cumulative convertible preferred stock.............           (3,290)                --                 --
                                                                               --------------     --------------     --------------
  Net earnings available to common stockholders.............................           19,027             (5,933)           (16,029)
                                                                               --------------     --------------     --------------
Other comprehensive earnings (loss):
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period...................           (5,538)             7,395             (2,657)
  Less: Reclassification of losses included in income.......................             (305)            (4,015)                --
                                                                               --------------     --------------     --------------
    Net unrealized gains (losses) arising during period.....................           (5,843)             3,380             (2,657)
                                                                               --------------     --------------     --------------
  Comprehensive earnings (loss).............................................      $    16,474        $    (2,553)       $   (18,686)
                                                                               ==============     ==============     ==============
  Net earnings (loss) per share--basic......................................      $      0.83        $     (0.25)       $     (0.99)
                                                                               ==============     ==============     ==============
  Net earnings (loss) per share--diluted....................................      $      0.76        $     (0.25)       $     (0.99)
                                                                               ==============     ==============     ==============


         See accompanying notes to consolidated financial statements.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               (dollar amounts in thousands, except share data)

                                                                                                                   Accumulated
                                              Number of                  Number of                                    Other
                                              Preferred                    Common                  Additional     Comprehensive
                                               Shares       Preferred      Shares       Common       Paid-In        Earnings
                                             Outstanding     Stock      Outstanding      Stock       Capital         (Loss)
                                            -------------  ---------   ------------   --------   ------------   --------------
Balance, December 31, 1996.................           --    $     --      9,400,000     $   94     $  135,521     $     (2,459)
Dividends declared ($1.68 per share).......           --          --             --         --             --               --
Net proceeds from public stock offerings...           --          --      3,229,906         32         83,088               --
Proceeds from DRSPP........................           --          --      1,062,844         11         24,678               --
Proceeds from exercise of stock options....           --          --         72,966          1            935               --
Payments on notes receivable from
 common stock sales........................           --          --             --         --             --               --
Stock issued for termination of
 management agreement......................           --          --      2,009,310         20         35,017               --
Gain on sale of ICH preferred stock........           --          --             --         --          3,840               --
3-for-2 stock split........................           --          --      6,770,638         67            (67)              --
Net loss, 1997.............................           --          --             --         --             --               --
Other comprehensive loss...................           --          --             --         --             --           (2,657)
                                            ------------   ---------   ------------   --------   ------------   --------------
Balance, December 31, 1997.................           --          --     22,545,664        225        283,012           (5,116)

Dividends declared ($1.46 per share).......           --          --             --                                         --
Net proceeds from preferred stock
 offering..................................    1,200,000          12             --         --         28,758               --
Proceeds from DRSPP........................           --          --      1,758,493         18         27,822               --
Proceeds from SES Program..................           --          --        245,700          3          3,245               --
Proceeds from exercise of stock options....           --          --          7,800         --            108               --
Payments on notes receivable from
 common stock sales........................           --          --             --         --             --               --
Net loss, 1998.............................           --          --             --         --             --               --
Other comprehensive earnings...............           --          --             --         --             --            3,380
                                            ------------   ---------   ------------   --------   ------------   --------------
Balance, December 31, 1998.................    1,200,000          12     24,557,657        246        342,945           (1,736)

Dividends declared ($0.48 per common
 share)....................................           --          --             --         --             --               --
Dividends declared on preferred shares.....           --          --             --         --             --               --
Proceeds from DRSPP........................           --          --        216,156         --            946               --
Repurchase of common stock.................           --          --     (2,013,400)       (19)        (9,841)              --
Exchange of Common Stock for
   senior subordinated debt................           --          --     (1,359,507)       (13)        (6,418)              --
Payments on notes receivable from
 common stock sales........................           --          --             --         --             --               --
Net earnings, 1999.........................           --          --             --         --             --               --
Other comprehensive loss...................           --          --             --         --             --           (5,843)
                                            ------------   ---------   ------------   --------   ------------   --------------
Balance, December 31, 1999.................    1,200,000    $     12     21,400,906     $  214     $  327,632     $     (7,579)
                                            ============   =========   ============   ========   ============   ==============
                                                  Notes
                                                Receivable                      Retained
                                                 Common        Cumulative       Earnings         Total
                                                  Stock         Dividends     (Accumulated    Shareholders'
                                                  Sales         Declared         Deficit)        Equity
                                               -----------    -----------     -------------   -------------
Balance, December 31, 1996.................     $     (720)    $  (15,441)       $   12,195      $  129,190
Dividends declared ($1.68 per share).......             --        (28,486)               --         (28,486)
Net proceeds from public stock offerings...             --             --                --          83,120
Proceeds from DRSPP........................             --             --                --          24,689
Proceeds from exercise of stock options....             --             --                --             936
Payments on notes receivable from
 common stock sales........................           (610)            --                --            (610)
Stock issued for termination of
 management agreement......................             --             --
Gain on sale of ICH preferred stock........             --             --                --           3,840
3-for-2 stock split........................             --             --                --              --
Net loss, 1997.............................             --             --           (16,029)        (16,029)
Other comprehensive loss...................             --             --                --          (2,657)
                                               -----------    -----------     -------------   -------------
Balance, December 31, 1997.................         (1,330)       (43,927)           (3,834)        229,030

Dividends declared ($1.46 per share).......             --        (35,249)               --         (35,249)
Net proceeds from preferred stock
 offering..................................             --             --                --          28,770
Proceeds from DRSPP........................             --             --                --          27,840
Proceeds from SES Program..................             --             --                --           3,248
Proceeds from exercise of stock options....             --             --                --             108
Payments on notes receivable from
 common stock sales........................            412             --                --             412
Net loss, 1998.............................             --             --            (5,933)         (5,933)
Other comprehensive earnings...............             --             --                --           3,380
                                               -----------    -----------     -------------   -------------
Balance, December 31, 1998.................           (918)       (79,176)           (9,767)        251,606

Dividends declared ($0.48 per common
 share)....................................             --        (10,614)               --         (10,614)
Dividends declared on preferred shares.....             --         (3,290)               --          (3,290)
Proceeds from DRSPP........................             --             --                --             946
Repurchase of common stock.................             --             --                --          (9,860)
Exchange of Common Stock for
   senior subordinated debt................             --             --                --          (6,431)
Payments on notes receivable from
 common stock sales........................             13             --                --              13
Net earnings, 1999.........................             --             --            22,317          22,317
Other comprehensive loss...................             --             --                --          (5,843)
                                               -----------    -----------     -------------   -------------
Balance, December 31, 1999.................     $     (905)    $  (93,080)       $   12,550      $  238,844
                                               ===========    ===========     =============   =============

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         For the year ended December 31,
                                                                              ---------------------------------------------------
                                                                                    1999               1998              1997
                                                                              --------------     --------------    --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)......................................................      $     22,317       $     (5,933)     $    (16,029)
 Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
  Equity in net (earnings) loss of Impac Funding Corporation..............            (4,292)            13,876            (8,316)
  Equity in net loss of Impac Commercial Holdings, Inc....................                --                998               239
  Provision for loan losses...............................................             5,547              4,361             6,843
  Buyout of management agreement..........................................                --                 --            44,375
  Depreciation and amortization...........................................                --                355                75
  Amortization of CMO premiums and deferred securitization costs..........            18,593             14,358             7,105
  Loss on sale of ICH common stock........................................                --              9,076                --
  Net change in accrued interest receivable...............................            (1,170)             4,973            (7,749)
  Write-down of investment securities available-for-sale..................             2,037             14,132                --
  Gain (loss) on sale of REO..............................................            (2,159)            (1,707)              433
  Gain on sale of investment securities available-for-sale................               (93)              (427)             (648)
  Net change in other assets and liabilities..............................            15,059              3,105           (10,707)
                                                                              --------------     --------------    --------------
    Net cash provided by operating activities.............................            55,839             57,167            15,621
                                                                              --------------     --------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Net change in CMO collateral.............................................           178,519           (385,568)         (306,705)
 Net change in finance receivables........................................           113,969            221,100          (161,533)
 Net change in mortgage loans held-for-investment.........................          (352,603)           225,301          (269,681)
 Purchase of investment securities available-for-sale.....................           (18,295)           (66,329)          (12,555)
 Sale of investment securities available-for-sale.........................             3,803             15,801            10,285
 Issuance of note to IFC..................................................           (14,500)                --                --
 Principal reductions on investment securities available-for-sale.........             6,985             13,727            (3,244)
 Purchase of equity in residual interests in securitizations from IFC.....                --                 --            (9,338)
 Proceeds from sale of other real estate owned............................            18,027             11,777             7,902
 Purchase of premises and equipment.......................................                --             (2,489)           (3,941)
 Contributions to Impac Funding Corporation...............................                --                 --            (8,910)
 Contributions to Impac Commercial Holdings, Inc..........................                --                 --           (15,123)
 Dividends from investment in Impac Commercial Holdings, Inc..............                --              1,812               739
                                                                              --------------     --------------    --------------
    Net cash provided by (used in) investing activities...................           (64,095)            35,132          (772,104)
                                                                              --------------     --------------    --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in reverse repurchase agreements..............................           247,395           (431,934)          397,843
 Proceeds from CMO borrowings.............................................           298,076            768,012           521,746
 Repayment of CMO borrowings..............................................          (519,575)          (437,602)         (254,352)
 Proceeds from preferred stock............................................                --             28,770                --
 Proceeds from public stock offerings, net................................                --                 --            83,120
 Dividends paid...........................................................           (22,463)           (33,491)          (23,285)
 Repurchase of common stock...............................................            (9,860)                --                --
 Proceeds from sale of common stock issued through DRSPP and SES..........               946             31,088            24,689
 Proceeds from exercise of stock options..................................                --                108               936
 Advances to purchase common stock........................................                13                412              (610)
                                                                              --------------     --------------    --------------
    Net cash provided by (used in) financing activities...................            (5,468)           (74,637)          750,087
                                                                              --------------     --------------    --------------

         See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                                 (in thousands)

Net change in cash and cash equivalents..................................            (13,724)            17,662           (6,396)
Cash and cash equivalents at beginning of year...........................             33,876             16,214           22,610
                                                                               -------------     --------------   --------------
Cash and cash equivalents at end of year.................................       $     20,152       $     33,876     $     16,214
                                                                               =============     ==============   ==============


SUPPLEMENTARY INFORMATION:
 Interest paid...........................................................       $     88,989       $    122,904     $     73,053

NON-CASH TRANSACTIONS:
 Exchange of Common Stock for senior subordinated debt...................       $      6,431       $         --     $         --
 Sale of Impac Commercial Holdings common stock..........................                 --              6,099               --
 Sale of Dove St. building and other assets in exchange for debt.........                 --              6,000               --
 Accumulated other comprehensive gain (loss).............................             (5,843)             3,380           (2,657)
 Gain on sale of subsidiary preferred stock..............................                 --                 --            3,840
 Issuance of stock to ICAI for termination of management agreement.......                 --                 --           35,037
 Transfer of loans held-for-investment to other real estate owned........              1,318              7,924            6,780
 Transfer of CMO collateral to other real estate owned...................             14,431              4,883            6,451
 Dividends declared and unpaid...........................................              3,570             12,129           10,371


         See accompanying notes to consolidated financial statements.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A--Summary of Business and Significant Accounting Policies

1.   Financial Statement Presentation

     The operations of the Company have been presented in the consolidated financial statements for the three-year period ended December 31, 1999 and include the financial results of Impac Mortgage Holdings, Inc. (IMH), IMH Assets Corporation (IMH Assets) and Impac Warehouse Lending Group (IWLG) as stand-alone entities and the financial results of IMH's equity interest in net earnings
(loss) in Impac Funding Corporation (IFC) as a stand-alone entity. The financial results of IMH's equity interest in net loss in Impac Commercial Holdings, Inc.
(ICH) as a stand-alone entity are presented in the consolidated financial statements for the two-year period ended December 31, 1998.

     The Company is entitled to 99% of the earnings or losses of IFC through its ownership of all of the non-voting preferred stock of IFC. As such, the Company records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. Certain officers and directors of the Company own all of the common stock of IFC and are entitled to 1% of the earnings or losses of IFC. Gain on the sale of loans or securities by IFC to IMH are deferred and accreted for gain on sale over the estimated life of the loans or securities using the interest method.

     All significant intercompany balances and transactions with IMH's consolidated subsidiaries have been eliminated in consolidation. Interest income on affiliated short-term advances, due from affiliates, has been earned at the rate of 8.00% per annum. Interest expense on affiliated short-term borrowings, due to affiliates, has been incurred at the rate of 8.00% per annum. Costs and expenses of affiliates have been charged to ICH in proportion to services provided per the submanagement agreement between FIC Management Inc. (FIC), an affiliate of Fortress Partners LP (Fortress), IMH and IFC, not to exceed an annual fee of $250,000. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current presentation.

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

3.   Investment Securities Available-for-Sale

     The Company classifies investment and mortgage-backed securities as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment and mortgage-backed securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as a separate component of stockholders' equity, and trading securities are reported at fair value with unrealized gains and losses reported in earnings. The Company's investment securities are held as available-for-sale, reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Gains and losses on sale of investment securities available-for-sale are based on the specific identification method. As the Company qualifies as a Real Estate Investment Trust (REIT), and no income taxes are paid, the unrealized gains and losses are reported gross in stockholders' equity. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Such investments may subject the Company to credit, interest rate and/or prepayment risk.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

     The Company determines the decline in fair value to be other than temporary if the present value of estimated future cash flows discounted at a risk-free rate is less than the amortized cost basis of the security. In that event, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write down is included in earnings.

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

     To determine the value of the securities, the Company must estimate future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity and their impact on estimated cash flows. At December 31, 1999, the Company used a 0.50% to 9% constant default rate estimate with a 1% to 20% severity resulting in loss estimates of 0% to 5%. These estimates are based on historical loss data for comparable loans. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and trends in the industry. At December 31, 1999, the Company used a constant prepayment assumption of 12% to 31% to estimate the prepayment characteristics of the underlying collateral.

     The Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate, which it believes is commensurate with the risks involved. At December 31, 1999, the Company used a weighted average discount rate of approximately 12.7%.

4.   CMO Collateral and Mortgage Loans Held-for-Investment

     The Company purchases non-conforming mortgage loans to be held as long-term investment or as Collateral Mortgage Obligations (CMOs) collateral. Mortgage loans held-for-investment and CMO collateral are recorded at cost at the date of purchase. Mortgage loans held-for-investment and CMO collateral include various types of fixed and adjustable rate loans secured by mortgages on single-family residential real estate properties and fixed rate loans secured by second trust deeds on single-family residential real estate properties. Premiums and discounts, which may result from the purchase or acquisition of mortgage loans in excess of the outstanding principal balance, are amortized to interest income over their estimated lives using the interest method as an adjustment to the carrying amount of the loan. Prepaid securitization costs related to the issuance of CMOs are amortized to interest expense over their estimated lives using the interest method. Mortgage loans are continually evaluated for collectibility and, if appropriate, the mortgage loans may be placed on non-accrual status, generally when the mortgage is 90 days past due, and previously accrued interest reversed from income. Other than temporary impairment in the carrying value of mortgage loans held-for-investment, if any, will be recognized as a reduction to current operations.

5.   Finance Receivables

     Finance receivables represent transactions with customers, including affiliated companies, involving residential real estate lending. As a warehouse lender, the Company is a secured creditor of the mortgage bankers and brokers to which it extends credit and is subject to the risks inherent in that status including, the risk of borrower default and bankruptcy. Any claim of the Company as a secured lender in a bankruptcy proceeding may be subject to adjustment

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES and delay. The Company's finance receivables represent warehouse lines of credit with mortgage banking companies collateralized by mortgage loans on single family residences. Finance receivables are stated at the principal balance outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the loans. Finance receivables are continually evaluated for collectibility and, if appropriate, the receivable is placed on non-accrual status, generally when 90 days past due. Future collections of interest income are included in interest income or applied to the loan balance based on an assessment of the likelihood that the loans will be repaid.

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

8.   CMO Borrowings

     The Company issues CMOs, which are primarily secured by non-conforming mortgage loans on single-family residential real property, as a means of financing its Long-Term Investment Operations. CMOs are carried at their outstanding principal balances including accrued interest on such obligations. For accounting and tax purposes, mortgage loans financed through the issuance of CMOs are treated as assets of the Company and the CMOs are treated as debt of the Company. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt and any investment income on such collateral. The Company's CMOs typically are structured as one-month London interbank offered rate (LIBOR) "floaters" and fixed-rate securities with interest payable monthly. The maturity of each class of CMO is directly affected by the rate of principal prepayments on the related CMO collateral. Each CMO series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than the stated maturities of the underlying mortgage loans.

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

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

10.  Net Earnings (Loss) per Share

     Basic net earnings per share are computed on the basis of the weighted average number of shares outstanding for the year divided by net earnings for the year. Diluted net earnings per share are computed on the basis of the weighted average number of shares and common equivalent shares outstanding for the year divided by net earnings for the year.

11.  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 was amended by SFAS No. 137, which allows deferral of SFAS 133 for all fiscal quarters of fiscal years beginning after July 15, 2000. Management is evaluating the impact of implementation of SFAS 133 on the Company's financial position and results of operations.

Note B--Investment Securities Available-for-Sale

     The Company's mortgage-backed securities are primarily secured by conventional, one-to-four family mortgage loans. The yield to maturity on each security depends on, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through rate, and interest rate fluctuations. The Company's interest in these securities is subordinated so that, in the event of a loss, payments to senior certificate holders will be made before the Company receives its payments. At December 31, 1999 and 1998, the Company's investment securities available-for-sale included $87.6 million and $88.1 million, respectively, of subordinated securities collateralized by mortgages and $5.6 million and $5.4 million, respectively, of subordinated securities collateralized by other loans.

     In connection with the issuance of REMICs by IFC during the years ended December 31, 1999 and 1998 of $360.1 million and $907.5 million, respectively, IMH purchased $18.3 million and $23.4 million, respectively, of securities as regular interests and none and $37.2 million, respectively, of "interest-only" securities. During 1999, the Company recorded $3.7 million in discounts, at the time of purchase, in connection with the purchase of the mortgage-backed securities. The amortized cost and estimated fair value of mortgage-backed securities available-for-sale and other collateralized securities available-for-sale are summarized as follows:

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                                                                                       Gross             Gross
                                                                   Amortized         Unrealized        Unrealized        Estimated
                                                                      Cost              Gain              Loss           Fair Value
                                                                --------------    --------------    --------------    --------------
                                                                                            (in thousands)
At December 31, 1999:
 Mortgage-backed securities.....................................  $     94,986      $      1,235      $      8,007      $     88,214
 Other collateralized securities................................         5,633                --               641             4,992
                                                                --------------    --------------    --------------    --------------
                                                                  $    100,619      $      1,235      $      8,648      $     93,206
                                                                ==============    ==============    ==============    ==============

At December 31, 1998:
 Mortgage-backed securities.....................................  $     89,825      $      2,560      $      4,296      $     88,089
 Other collateralized securities................................         5,397                --                --             5,397
                                                                --------------    --------------    --------------    --------------
                                                                  $     95,222      $      2,560      $      4,296      $     93,486
                                                                ==============    ==============    ==============    ==============

Note C--Mortgage Loans Held-for-Investment

     Mortgage loans held-for-investment include various types of adjustable rate loans secured by mortgages on single-family residential real estate properties and fixed rate loans secured by second trust deeds on single-family residential real estate properties. During the years ended December 31, 1999 and 1998, IMH purchased $638.3 million and $866.7 million, respectively, of mortgage loans from IFC. At December 31, 1999 and 1998, approximately 64% and 39%, respectively, of mortgage loans held-for-investment were collateralized by properties located in California. Mortgage loans held-for-investment consisted of the following:

                                                                                                 At December 31,
                                                                                      ------------------------------------
                                                                                             1999                1998
                                                                                      ----------------      --------------
                                                                                                  (in thousands)
   Adjustable rate loans secured by single-family residential real estate.............  $      335,609       $      20,145
   Fixed rate loans secured by second trust deeds on single-family residential real
    estate............................................................................          25,785                  --
   Unamortized net premiums on mortgage loans.........................................           2,041                 482
                                                                                      ----------------      --------------
                                                                                        $      363,435       $      20,627
                                                                                      ================      ==============

     At December 31, 1999, 1998 and 1997, there were $8.3 million, $7.3 million and $6.4 million, respectively, of mortgage loans held-for-investment which were not accruing interest due to the delinquent nature of the mortgage loans. If interest on such loans had been accrued for the years ended December 31, 1999, 1998 and 1997, interest income would have increased by $538,000, $724,000 and $299,000, respectively.

Note D--CMO Collateral

     CMO collateral includes various types of fixed and adjustable rate loans secured by mortgages on single-family residential real estate properties and fixed rate loans secured by second trust deeds on single-family residential real estate properties. During the years ended December 31, 1999 and 1998, $298.1 million and $768.0 million, respectively, of CMOs were issued and collateralized by $316.2 million and $788.2 million, respectively, of mortgage loans. At December 31, 1999 and 1998, approximately 43% of CMO collateral was collateralized by properties located in California. At December 31, 1999 and 1998, the underlying principal balance of mortgages supporting CMO borrowings of $850.8 million and $1.1 billion, respectively, represented approximately $827.3 million and $1.1 billion, respectively, of adjustable and fixed rate mortgage loans with varying grade quality and approximately $81.7 million and $24.2 million, respectively, of second mortgage loans. Collateral for CMOs consisted of the following:

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                                                                                                    At December 31,
                                                                                         ------------------------------------
                                                                                                1999               1998
                                                                                         ----------------   -----------------
                                                                                                     (in thousands)
   Adjustable and fixed rate loans secured by single-family residential real estate...     $      827,268     $     1,085,388
   Fixed rate loans secured by second trust deeds on single-family residential real
    estate............................................................................             81,718              24,189
   Unamortized net premiums on loans..................................................             28,798              39,369
   Securitization expenses............................................................             11,893              12,274
                                                                                         ----------------   -----------------
                                                                                           $      949,677     $     1,161,220
                                                                                         ================   =================

Note E--Finance Receivables

   The terms of IWLG's affiliated warehouse lines are based on Bank of America's prime rate, which was 8.50% and 7.75% as of December 31, 1999 and 1998, respectively, with advance rates between 90% and 98% of the fair value of the mortgage loans outstanding. The terms of IWLG's non-affiliated warehouse lines, including the maximum warehouse line amount and interest rate, are determined based upon the financial strength, historical performance and other qualifications of the borrower. The warehouse lines have maturities that range from on-demand to one year and are generally collateralized by mortgages on single-family residential real estate.

   At December 31, 1999 and 1998, the Company had $1.4 billion and $813.1 million, respectively, of warehouse lines of credit available to 49 and 32 borrowers, respectively, of which $197.1 million and $311.6 million, respectively, was outstanding. IWLG finances its Warehouse Lending Operations through reverse repurchase agreements and equity. Finance receivables consisted of the following:

                                                                                                 At December 31,
                                                                                      ------------------------------------
                                                                                             1999               1998
                                                                                      ----------------   -----------------
                                                                                                  (in thousands)
   Due from IFC.....................................................................    $       66,125     $       192,900
   Due from Impac Commercial Capital Corporation....................................                --               3,642
   Due from Walsh Securities, Inc...................................................                48               1,544
   Due from Impac Lending Group (ILG)...............................................             1,243                  --
   Due from other mortgage banking companies........................................           129,703             113,485
                                                                                      ----------------   -----------------
                                                                                        $      197,119     $       311,571
                                                                                      ================   =================

Note F--Allowance for loan losses

   Activity for allowance for loan losses was as follows:

                                                                                          For the year ended December 31,
                                                                                    1999               1998               1997
                                                                              --------------     --------------     --------------
                                                                                                  (in thousands)
   Balance, beginning of year............................................       $      6,959       $      5,129       $      4,384
   Provision for loan losses.............................................              5,547              4,361              6,843
   Charge-offs, net of recoveries........................................             (7,152)            (1,711)            (4,748)
   Loss on sale of delinquent loans......................................             (1,325)              (820)            (1,350)
                                                                              --------------     --------------     --------------
   Balance, end of year..................................................       $      4,029       $      6,959       $      5,129
                                                                              ==============     ==============     ==============

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Note G--Reverse repurchase agreements

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

  Prior to October of 1999, the Company used reverse repurchase agreements to fund the purchase of its mortgage-backed securities and to provide the Company additional working capital. In October of 1999, the Company repaid its borrowings of reverse repurchase agreements secured by mortgage-backed securities with proceeds from the re-securitization of a portion of its mortgage-backed securities portfolio (see Note I-Borrowings Secured by Investment Securities Available-for-Sale). The Company's interest expense on reverse repurchase agreements for the years ended December 31, 1999 and 1998 was $22.5 million and $42.1 million, respectively. The following tables set forth information regarding the Company's reverse repurchase agreements (in thousands):

                                                                          At December 31, 1999
                                  -----------------------------------------------------------------------------------------------
                                                                                      Reverse
                                      Type of                     Commitment         Repurchase       Underlying       Maturity
                                     Collateral     Committed       Amount           Liability        Collateral         Date
                                  --------------  ------------   -------------     --------------    ------------   -------------
  Lender 1........................   Mortgages          No       $     536,112     $      536,112    $    547,408        N/A
  Lender 2........................   Mortgages          No               3,575              3,575           3,956        N/A
                                                                 -------------     --------------    ------------
                                                                 $     539,687     $      539,687    $    551,364
                                                                 =============     ==============    ============

                                                                          At December 31, 1999
                                  -----------------------------------------------------------------------------------------------
                                                                                      Reverse
                                      Type of                     Commitment         Repurchase       Underlying       Maturity
                                     Collateral     Committed       Amount           Liability        Collateral         Date
                                  --------------  ------------   -------------     --------------    ------------   -------------
  Lender 1........................   Mortgages          No       $     299,567     $      299,567    $    313,338        N/A
  Lender 2........................   Securities         Yes             10,017             10,017          30,595       12/29/99
  Lender 3........................   Securities         Yes              7,876              7,876          18,578   1/21-3/26/99(1)
  Lender 4........................   Securities         Yes              3,632              3,632          12,189        1/05/99(1)
  Lender 5........................   Securities         Yes              2,533              2,533           8,715        1/15/99(1)
                                                                 -------------     --------------    ------------
                                                                 $     323,625     $      323,625    $    383,415
                                                                 =============     ==============    ============

____________
(1) Upon expiration, these reverse repurchase agreements were renewed.

  At December 31, 1999 and December 31, 1998, reverse repurchase agreements includes accrued interest payable of $3.7 million and $2.0 million, respectively. The following table presents certain information on reverse repurchase agreements, excluding accrued interest payable:

                                                                                                For the year ended
                                                                                                   December 31,
                                                                                     --------------------------------------
                                                                                              1999                 1998
                                                                                     --------------------    --------------
                                                                                              (dollars in thousands)
  Maximum month-end outstanding balance.............................................  $     569,862           $    912,444
  Average balance outstanding.......................................................        346,556                631,537
  Weighted average rate.............................................................           6.51%                  6.67%

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Note H--CMO Borrowings

  The Company's CMOs are guaranteed for the holders by a mortgage loan insurer giving the CMOs the highest rating established by a nationally recognized rating agency. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt, and any investment income on such collateral. The Long-Term Investment Operations earns the net interest spread between the interest income on the mortgage loans securing the CMOs and the interest and other expenses associated with the CMO financing. Interest expense includes the amortization of securitization costs. The net interest spread may be directly impacted by prepayment levels of the underlying mortgage loans, and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates. Variable rate CMOs are typically structured as one-month LIBOR "floaters." Interest on variable and fixed rate CMOs is payable to the certificate holders monthly. For the years ended December 31, 1999, 1998 and 1997, interest expense on CMO borrowings was $65.2 million, $76.3 million $36.7 million, respectively. The following table sets forth CMOs issued by the Company, CMOs outstanding as of December 31, 1999 and 1998, and certain interest rate information (dollars in millions):

                                                                                         Range of        Interest        Range of
                                                           CMOs             Range of   Interest Rate        Rate       Interest Rate
                                                       Outstanding           Fixed     Margins Over       Margin      Margins After
 Issue                              Issuance              As of             Interest     One-Month       Adjustment      Adjustment
                                                ------------------------
  Date          Issuance Name        Amount      12/31/99       12/31/98     Rates         LIBOR            Date           Date
--------    ---------------------  ----------   ----------    ----------   --------    -------------     ---------     -----------
4/22/96     Fund America Investors
            Trust V...............   $  296.3     $  41.7      $    79.2        N/A             0.50%        6/2003         1.00%
8/27/96     Impac CMB
            Trust Series 1996-1...      259.8        37.1           64.6        N/A             0.32%       10/2003         1.32%
5/22/97     Impac CMB
            Trust Series 1997-1...      348.0        68.5          168.9        N/A             0.22%        7/2004         0.44%
12/10/97    Impac CMB                                                                           0.26%                       0.52%
            Trust Series 1997-2...      173.7        43.6          120.9        N/A          to 1.30%        1/2005      to 2.60%
1/27/98     Impac CMB                                                          6.65%
            Trust Series 1998-1...      362.8       179.6          283.7    to 7.25%             N/A            N/A          N/A
3/24/98     Impac CMB                                                          6.70%
            Trust Series 1998-2...      220.2       120.7          190.4    to 7.25%             N/A            N/A          N/A
6/23/98     Impac CMB                                                                           0.18%                       0.36%
            Trust Series 1998-3...      185.0        94.8          161.6        N/A          to 1.24%        7/2005      to 2.48%
2/23/99     Impac CMB                                                         10.00%            2.88%
            Trust Series 1999-1...      183.1       154.4             --   to 18.25%         to 7.40%           N/A          N/A
6/24/99     Impac CMB                                                                           3.00%
            Trust Series 1999-2...      115.0       108.3             --        N/A          to 8.50%           N/A          N/A
                                     --------    --------     ----------
                                      2,143.9       848.7        1,069.3
            Accrued interest......         --         2.1            3.0
                                     --------    ---------    ----------
                                     $2,143.9    $  850.8     $  1,072.3
                                     ========    ========     ==========

Note I--Borrowings Secured by Investment Securities Available-for-Sale

  In October 1999, the Company completed a re-securitization of its investment securities available-for-sale, which raised additional cash liquidity for the Company of approximately $23.4 million after repaying reverse repurchase agreements collateralized by the investment securities available-for-sale. As of December 31, 1999, there was $31.3 million outstanding on the borrowings, which were secured by $49.6 of mortgage-backed securities available-for-sale.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

The outstanding borrowings are principal only notes issued at a discount. The notes represent senior or subordinated interests in trust funds primarily consisting of a pool of mortgage loans and are non-recourse obligations of the Company. The terms of the notes are dependent on the cash flows from the underlying certificates.

Note J--Senior Subordinated Debentures

  In March 1999, certain stockholders of the Company exchanged 1,359,507 shares of their common stock, at an average price of $5.70 per share, for 11% senior subordinated debentures due to mature on February 15, 2004. The debentures are unsecured obligations of the Company subordinated to all indebtedness of the Company's subsidiaries. The debentures bear interest at 11% per annum from their date of issuance, payable quarterly, commencing May 15, 1999, until the debentures are paid in full. The debentures mature on February 15, 2004, at which the date may be extended once by the Company to a date not later than May 15, 2004, provided that the Company satisfies certain conditions. Commencing on February 15, 2001, the debentures are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date.

Note K--Segment Reporting

  The basis for the Company's segments is to separate its entities as follows: segments that derive income from investment in long-term Mortgage Assets, segments that derive income by providing short-term financing and segments that derive income from the purchase and sale or securitization of mortgage loans.

  The Company internally reviews and analyzes its segments as follows:

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

  The following table shows the Company's reporting segments as of and for the year ended December 31, 1999 (in thousands):

                                               Long-Term         Warehouse
                                              Investment          Lending           (b)              (c)
                                              Operations         Operations        Other        Eliminations         Consolidated
                                            --------------    --------------   ------------   ----------------    ----------------
Balance Sheet Items:
--------------------
     CMO collateral                          $     949,677      $         --     $       --     $           --      $      949,677
     Total assets                                1,545,283           588,448          2,945           (461,246)          1,675,430
     Total stockholders' equity                    294,852            48,684             --           (104,692)            238,844

Income Statement Items:
-----------------------
     Interest income                                91,965            31,998             21             (4,526)            119,458
     Interest expense                               72,704            21,612              5             (4,526)             89,795
     Equity in IFC (a)                               4,292                --             --                 --               4,292
     Net earnings                                    6,828             9,939             41              5,509              22,317

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

     The following table shows the Company's reporting segments as of and for the year ended December 31, 1998 (in thousands):

                                                      Long-Term       Warehouse
                                                      Investment       Lending        (b)           (c)
                                                      Operations      Operations     Other      Eliminations    Consolidated
                                                     ------------     ----------    --------    ------------    ------------
Balance Sheet Items:
-------------------
 CMO collateral                                      $  1,161,220     $       --    $     --    $        --     $  1,161,220
 Total assets                                           1,410,019        338,365       3,418        (86,298)       1,665,504
 Total stockholders' equity                               277,868         38,745         615        (65,622)         251,606

Income Statement Items:
----------------------
 Interest income                                          121,271         57,500         358        (15,471)         163,658
 Interest expense                                          95,095         41,903         168        (15,471)         121,695
 Depreciation and amortization                                 11             --         344             --              355
 Equity in IFC (a)                                        (13,876)            --          --             --          (13,876)
 Net earnings (loss)                                       (6,369)        15,057         560        (15,181)          (5,933)

     The following table shows the Company's reporting segments as of and for the year ended December 31, 1997 (in thousands):

                                                      Long-Term       Warehouse
                                                      Investment       Lending        (b)           (c)
                                                      Operations      Operations     Other      Eliminations    Consolidated
                                                     ------------     ----------    --------    ------------    ------------
Balance Sheet Items:
-------------------
 CMO collateral                                      $    794,893     $       --    $      --   $         --    $    794,893
 Total assets                                           1,287,200        766,844       19,872       (321,104)      1,752,812
 Total stockholders' equity                               255,729         23,688        3,889        (54,276)        229,030

Income Statement Items:
----------------------
 Interest income                                           72,092         52,643           --        (15,202)        109,533
 Interest expense                                          53,607         38,172           --        (15,202)         76,577
 Depreciation and amortization                                 10             --           65             --              75
 Equity in IFC (a)                                          8,316             --           --             --           8,316
 Net earnings (loss)                                      (38,279)        14,527           27          7,696         (16,029)

________________
     (a) The Conduit Operations is accounted for using the equity method and is an unconsolidated subsidiary of the Company.
     (b) Primarily includes the operations of Dove, of which the Company owned a 50% interest, and account reclassifications.
     (c)  Elimination of intersegment balance sheet and income statement items.

Note L--Fair Value of Financial Instruments

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

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                                                                     December 31, 1999                     December 31, 1998
                                                              --------------------------------     ---------------------------------
                                                                 Carrying          Estimated          Carrying          Estimated
                                                                  Amount          Fair Value           Amount           Fair Value
                                                              --------------     -------------     --------------     --------------
                           Assets                                                        (in thousands)
                           ------
Cash and cash equivalents...................................  $       20,152     $      20,152     $       33,876     $       33,876
Investment securities available-for-sale....................          93,206            93,206             93,486             93,486
CMO collateral..............................................         949,677           938,784          1,161,220          1,185,188
Finance receivables.........................................         197,119           197,119            311,571            311,571
Mortgage loans held-for-investment..........................         363,435           366,066             20,627             20,627
Due from affiliates.........................................          14,500            14,500             17,904             17,904
Interest rate caps..........................................           1,925             2,091                 --                 --

                       Liabilities
                       -----------
CMO borrowings, excluding accrued interest..................         848,756           844,852          1,069,323          1,071,375
Reverse-repurchase agreements, excluding accrued interest...         535,990           535,990            321,667            321,667
Borrowings secured by investment securities
    available-for-sale......................................          31,333            34,393                 --                 --
Senior subordinated debentures..............................           6,691             6,198                 --                 --
Due to affiliates...........................................           2,945             2,945              2,670              2,670
Short-term commitments to extend credit.....................              --                --                 --                 --

     The fair value estimates as of December 31, 1999 and 1998 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  Mortgage Loans Held-for-Investment

     Fair value is estimated based on estimates of proceeds the Company would receive from the sale of the underlying collateral of each loan.

  Due From / To Affiliates

     Fair value approximates carrying amount because of the short-term maturity of the liabilities and does not present unanticipated interest rate or credit concerns.

  CMO Borrowings

     Fair value of fixed rate borrowings is estimated based on the use of a bond model, which incorporates certain assumptions such as prepayment, yield and losses. Fair value of variable rate borrowings approximate carrying amount because of the variable interest rate nature of the borrowings.

  Reverse Repurchase Agreements

     Fair value approximates carrying amounts due to the short-term nature of the liabilities and do not present unanticipated interest rate or credit concerns.

  Borrowings Secured by Investment Securities Available-for-Sale

     Fair value is estimated based on quoted market prices from dealers or brokers.

  Senior Subordinated Debt

     Fair value is estimated based on quoted market price from dealers or brokers.

  Interest Rate Caps

     Fair value is estimated based on quoted market prices from dealers or brokers.

  Short-term Commitments to Extend Credit

     The Company does not collect fees associated with its warehouse lines of credit. Accordingly, these commitments do not have an estimated fair value.

Note M--Employee Benefit Plans

  Profit Sharing and 401(k) Plan

     The Company does not have its own 401(K) or profit sharing plan. As such, employees of the Company participate in Imperial Credit Industries, Inc's.
(ICII) 401(K) plan. Under ICII's 401(K) plan, employees of the Company may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. Additional Company contributions may be made at the discretion of the Company. The Company's matching and discretionary contributions were not material for any period presented.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Note N--Related Party Transactions

  Related Party Cost Allocations

     In 1995, IMH entered into a services agreement with ICII under which ICII provided various services to the Company, including data processing, human resource administration, general ledger accounts, check processing, remittance processing and payment of accounts payable. ICII charged fees for each of the services based upon usage. As part of the services provided, ICII provided the Company with insurance coverage and self-insurance programs, including health insurance. This services agreement was replaced with a new ICAI services agreement in December 1997, in connection with termination of the Company's management agreement with ICAI. Pursuant to the services agreement with ICAI, ICAI provides the Company certain human resource administration and data and phone communication services. The charge to the Company for insurance coverage is based upon a pro rata portion of the costs to ICII for its various policies. Total charges to the Company for the years ended December 31, 1999, 1998 and 1997 were $11,000, $13,000, and $8,000, respectively.

     During 1999 and 1998, IMH and IWLG were allocated data processing, executive and operations management, and accounting services that IFC incurred during the normal course of business per the Company's submanagement agreement with RAI Advisors Inc. (RAI). IFC, through RAI, charged IMH and IWLG for management and operating services based upon usage which management believes was reasonable. In May 1999, the submanagement agreement with RAI was terminated and IFC entered into a new submanagement agreement with FIC Management, Inc., pursuant to which IFC provides services to Impac Commercial Holdings, Inc.
(ICH). Prior to the submanagement agreement with RAI and after RAI was terminated, IMH and IWLG were allocated data processing, executive and operations management, and accounting services that IFC incurred during the normal course of business. IFC charged IMH and IWLG for management and operating services based upon usage which management believes was reasonable. Total cost allocations charged by IFC to IMH and IWLG for the years ended December 31, 1999, 1998 and 1997 were $1.2 million, $968,000 and $385,000, respectively.

     Lease Agreement: IMH and IFC entered into with ICH a premises operating sublease agreement (see Note O--Commitments and Contingencies) to rent approximately 74,000 square feet of office space in Newport Beach, California, for a ten-year term, which expires in May 2008. IMH and IFC pay monthly rental expenses and allocate the cost to subsidiaries and affiliated companies on the basis of square footage occupied.

     The majority of occupancy charges incurred were paid by IFC as most of the Company's employees are employed by the Conduit Operations. Total rental expense for the years ended December 31, 1999, 1998 and 1997 were $1.1 million, $1.3 million and $396,000, of which $1.0 million, $1.2 million and $385,000 was paid by IFC, respectively.

  Credit Arrangements - Current

     IWLG maintains a warehouse financing facility with IFC. Advances under such warehouse facilities bear interest at Bank of America's prime rate. As of December 31, 1999 and 1998, finance receivables outstanding to IFC were $66.1 million and $192.9 million, respectively. Interest income recorded by IWLG related to finance receivables due from IFC for the years ended December 31, 1999, 1998, and 1997, was $18.4 million, $32.7 million, and $33.5 million, respectively.

     IWLG maintains a warehouse financing facility with ILG. Advances under such warehouse facilities bear interest at prime plus 1.50% rate. As of December 31, 1999, amounts outstanding on ILG's warehouse line with IWLG were $1.2 million. Interest expense recorded by ILG related to warehouse lines with IWLG for the year ended December 31, 1999 was $293,000. There were no borrowings prior to 1999.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

     IWLG maintains a warehouse financing facility with WSI, a firm affiliated with James Walsh, a Director of the Company. Advances under the line of credit bear interest at a rate determined at the time of each advance. As of December 31, 1999, 1998 and 1997, finance receivables outstanding to WSI were $48,000, $798,000 and $5.9 million, respectively. Interest income recorded by IWLG related to finance receivables due from WSI for the years ended December 31, 1999, 1998 and 1997 was $729,000, $699,000 and $255,000, respectively.

     During the normal course of business, the Company may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due from affiliates", while borrowings are reflected as "Due to affiliates" on the Company's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. As of December 31, 1999 and 1998, due from affiliates was none and $17.9 million, respectively. Interest income recorded by the Company related to short-term advances due from affiliates for the years ended December 31, 1999 and 1998 was $835,000 and $2.4 million, respectively. As of December 31, 1999 and 1998, due to affiliates was $2.9 million and $2.7 million, respectively. Interest expense recorded by the Company related to short-term borrowings due to affiliates for the years ended December 31, 1999 and 1998 was $399,000 and $2.7 million, respectively.

     Indebtedness of Management. In connection with the exercise of stock options by certain directors and employees of the Company, the Company made loans secured by the related stock. The loans were made for a five-year term with a current interest rate of 5.63%. Interest on the loans is payable quarterly upon receipt of the dividend payment and the interest rate is set annually by the compensation committee. At each dividend payment date, 50% of excess quarterly stock dividends, after applying the dividend payment to interest due, is required to reduce the principal balance outstanding on the loans. The interest rate on these loans adjusts annually at the discretion of the Board of Directors. As of December 31, 1999 and 1998, total notes receivable from common stock sales was $905,000 and $918,000, respectively. Interest income recorded by the Company related to the loans for the years ended December 31, 1999, 1998 and 1997 was $41,000, $60,000 and $68,000, respectively.

  Credit Arrangements - Expired

     IMH maintained an uncommitted warehouse line agreement with ICCC. The margins on the warehouse line agreement were at 8% of the fair market value of the collateral provided. Advances under such warehouse facilities bore interest at Bank of America's prime rate. As of December 31, 1999 and 1998, finance receivables outstanding to ICCC were none and $3.6 million, respectively. Interest income recorded by IMH related to finance receivables due from ICCC for the years ended December 31, 1999 and 1998 was $93,000 and $785,000, respectively.

     IMH entered into a revolving credit arrangement with a commercial bank which was an affiliate of ICII, whereby IMH could borrow up to maximum amount of $10.0 million for general working capital needs. The revolving credit agreement was converted to a reverse repurchase agreement in October 1998. Advances under the reverse repurchase agreement were at an interest rate of LIBOR plus 2.00%, with interest paid monthly. As of December 31, 1999 and 1998, IMH's outstanding borrowings under the reverse repurchase arrangement were none and $10.0 million, respectively. Interest expense recorded by IMH for the year ended December 31, 1999 and 1998 related to such advances was $348,000 and $202,000, respectively.

     During 1997, IWLG extended loans of $5.1 million to WSI at rates ranging from prime plus 2% per annum to prime plus 4% per annum. As of December 31, 1999 and 1998, WSI had an aggregate of none and $746,000, respectively, outstanding on the loans. Interest income recorded by IWLG related to loans due from WSI for the years ended December 31, 1999 and 1998 was $20,000 and $254,000, respectively.

     Termination of Management Agreement: As part of the Company's termination agreement of its Management Agreement with ICAI, the Company purchased the equity in residual interests in securitizations from IFC for $9.0 million and simultaneously retired IFC's borrowings with the Company for the equity in residual interests in

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES securitizations for $9.0 million. No gain or loss on the sale of residual interests in securitizations was recorded by the Company or IFC.

     Transactions with IFC

     Purchase of Mortgage-Backed Securities: During the years ended December 31, 1999 and 1998, the Company purchased $22.0 million and $60.6 million, respectively, of mortgage-backed securities issued by IFC for $18.3 million and $56.1 million, respectively, net of discounts of $3.7 million and $4.5 million, respectively. IFC issued mortgage-backed securities during 1999 and 1998 in connection with its REMIC securitizations.

     Purchase of Mortgage Loans: During the years ended December 31, 1999 and 1998, the Company purchased from IFC mortgage loans having a principal balance of $637.4 million and $842.9 million, respectively. The loans were purchased with premiums of $877,000 and $23.9 million, respectively. Servicing rights on all mortgages purchased by IMH were retained by IFC.

     Sale of Mortgage Loans: During the year ended December 31, 1999 and 1998, the Company sold to IFC mortgage loans having a principal balance of $10.8 million and $170.4 million, respectively, with premiums of $294,000 and $7.7 million, respectively.

     Sale of Franchise Loans Receivables: In April 1998, IMH sold the beneficial interest in the Class A Trust Certificate for the Franchisee Loan Receivables Trust 1995-B Franchise Loans Receivables and the beneficial interest in the Class E Trust Certificate for the Franchisee Loan Receivables Trust 1996-B to IFC at carrying value which approximated fair value. No gain or loss was recorded on the sale and IMH was under no obligation to sell the securities.

     Sub-Servicing Agreement: IFC acts as a servicer of mortgage loans acquired on a "servicing-released" basis by the Company in its Long-Term Investment Operations pursuant to the terms of a Servicing Agreement, which became effective on November 20, 1995. IFC subcontracts all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements.

     Advances: During 1999, IMH advanced $14.5 million in cash to IFC at an interest rate of 9.50% per annum due June 30, 2004, in exchange for an interest only note in anticipation of the initial capitalization of the Bank and to fund the operations of IFC and other strategic opportunities deemed appropriate by IFC. Interest income recorded by IMH related to this note was $696,000.

     Transactions with ICH and ICCC

     Sale of Commercial Office Building: On October 27, 1998, the Company sold to ICH its remaining 50% ownership interest in a commercial office building located in Newport Beach, California for $6.0 million. After the sale of the 50% ownership interest to ICH, the Company has no ownership interest in the commercial office building.

     Sale of ICH Common Stock: On October 21, 1998, ICH repurchased from IMH 937,084 shares of ICH Common Stock and 456,916 shares of ICH Class A Common Stock at a per share price of $4.375, based upon the closing sales price of the Common Stock on the AMEX on October 19, 1998, for a total repurchase of $6.1 million. The Company recorded a loss on the sale of ICH Common Stock of $9.1 million. The sale of ICH Common Stock represented 100% of IMH's ownership of ICH Common Stock.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

     Transactions with ICII and ICAI

     Redemption of Senior Notes: On January 24, 1997, IMH redeemed ICII senior note obligations for $5.2 million, resulting in a gain of $648,000.

     Termination of Management Agreement: Effective December 19, 1997, the Company terminated its Management Agreement with ICAI. A termination fee in the aggregate of $44.0 million was paid with 2,009,310 shares of the Company's common stock representing a value of $35.0 million in addition to equity in IFC's residual interest in securitizations. In connection with the Termination Agreement, the Company entered into a Registration Rights Agreement with ICAI with regards to the 2,009,310 shares of Common Stock. IMH purchased the equity in residual interests in securitizations from IFC for $9.0 million and simultaneously retired IFC's borrowings with IMH for the equity in residual interest in securitizations of $9.0 million. No gain or loss on the sale of residual interests in securitizations was recorded by IMH or IFC. For financial accounting purposes, the termination fee was treated as a non-recurring, non-cash expense and resulted in a charge of $44.4 million to the Company's fourth quarter income.

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

     Pursuant to a Right of First Refusal Agreement by and among IMH, IFC, ICH, ICCC and RAI, pursuant to which, in part, RAI agreed that any mortgage loan or mortgage-backed security investment opportunity which is offered to it on behalf of either ICH, IMH any affiliated REIT will first be offered to that entity whose initial primary business as described in its initial public offering documentation most closely aligns with such investment opportunity. The Right of First Refusal Agreement was terminated in May 1999.

Note O--Commitments and Contingencies

  Financial Instruments with Off-Balance-Sheet Risk

     IMH is a party to financial instruments with off-balance sheet risk in the normal course of business. Such instruments include short-term commitments to extend credit to borrowers under warehouse lines of credit, which involve elements of credit risk, lease commitments, interest rate cap agreements, and exposure to credit loss in the event of nonperformance by the counterparties to the various agreements associated with loan purchases. Unless noted otherwise, IMH does not require collateral or other security to support such commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amounts of interest rate cap agreements and forward contracts do not represent exposure to credit loss. The Company controls the credit risk of its interest rate cap agreements and forward contracts through credit approvals, limits and monitoring procedures.

  Short-Term Loan Commitments

     IWLG's warehouse lending program provides secured short-term non-recourse revolving financing to small-and medium-size mortgage originators and affiliated companies to finance mortgages from the closing of the loans until sold to permanent investors. As of December 31, 1999 and 1998, the Company had 49 and 32 committed lines of credit, respectively, extended in the aggregate principal amount of $1.4 billion and $813.1 million, respectively, of which $67.4 million and $198.1 million, respectively, was outstanding with affiliated companies. The Company's warehouse lines are non-recourse and IWLG can only look to the sale or liquidation of the mortgages as a source of repayment.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

  Lease Commitments

     The Company entered into a premises operating lease for approximately 74,000 square feet of office space in Newport Beach, California which expires in May 2008. Minimum premises rental commitments under non-cancelable leases are as follows (in thousands):

          Year 2000...........................................            1,812
          Year 2001...........................................            1,856
          Year 2002...........................................            1,901
          Year 2003...........................................            1,946
          Year 2004...........................................            1,990
          Year 2005 and thereafter............................            7,132
                                                                  -------------
             Total Lease Commitments..........................    $      16,637
                                                                  =============

     Rent expense associated with the premises operating lease is allocated between IMH, IWLG and IFC based on square footage. IMH and IWLG's combined portion of premises rental expense for the years ended December 31, 1999, 1998, and 1997 was $100,000, $65,000, and $11,000, respectively.

  Interest Rate Cap Agreements

     The Company purchases and sells, from time to time, interest rate agreements in the form of interest rate caps, interest rate floors, and other interest rate futures to attempt to mitigate interest and related risks. The Company also may use such instruments to modify the characteristics of its CMO issuance or to hedge the anticipated issuance of future liabilities or the market value of certain assets. The Company intends generally to hedge as much of the interest rate risk based on the cost of such hedging transaction and the need to maintain the Company's status as a REIT. At December 31, 1999 and 1998, the Company had $422.0 million and none, in notional amount, of interest rate caps, respectively. The carrying value of the interest rate caps was $1.9 million.

  Loan Purchase Commitments

     In the ordinary course of business, IFC is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, IFC is required to repurchase mortgage loans if there had been a breach of representations or warranties. IMH has guaranteed the performance obligation of IFC under such representation and warranties related to loans included in securitizations. However, IMH does not anticipate nonperformance by such borrowers or counterparties.

Note P--Management Contract

     Effective December 19, 1997, the Company terminated its Management Agreement with ICAI. The termination fee of $44.0 million was paid with 2,009,310 shares of the Company's Common Stock in addition to other assets. During the year ended December 31, 1997, the Company paid fees to ICAI of $6.2 million.

Note Q--Stock Option Plan

     The Company adopted a Stock Option, Deferred Stock and Restricted Stock Plan (the Stock Option Plan) which provides for the grant of qualified incentive stock options (ISOs), options not qualified (NQSOs) and deferred stock, restricted stock, stock appreciation, dividend equivalent rights and limited stock appreciation rights awards (Awards). The Stock Option Plan is administered by a committee of directors appointed by the Board of Directors (the Administrator). ISOs may be granted to the officers and key employees of the Company. NQSOs and Awards may be granted to the directors, officers and key employees of the Company or any of its subsidiaries, to the directors, officers

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES and key employees of IFC. The exercise price for any NQSO or ISO granted under the Stock Option Plan may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding Common Stock) of the fair market value of the shares of Common Stock at the time the NQSO or ISO is granted. Unless previously terminated by the Board of Directors, no options or Awards may be granted under the Stock Option Plan after August 31, 2005.

     Options granted under the Stock Option Plan will become exercisable in accordance with the terms of the grant made by the Administrator. Awards will be subject to the terms and restrictions of the award made by the Administrator. The Administrator has discretionary authority to select participants from among eligible persons and to determine at the time an option or Award is granted and, in the case of options, whether it is intended to be an ISO or a NQSO, and when and in what increments shares covered by the option may be purchased. As of December 31, 1999 and 1998, options to purchase 592,098 shares and 562,500 shares, respectively, were exercisable and 525,109 shares and 462,219 shares, respectively, were reserved for future grants under the Stock Option Plan.

     Option transactions for the periods shown are summarized as follows:

                                                                    For the year ended December 31,
                                            ----------------------------------------------------------------------------------
                                                      1999                       1998                         1997
                                            -------------------------   -------------------------    -------------------------
                                                          Weighted-                   Weighted-                    Weighted-
                                              Number       Average        Number       Average         Number       Average
                                                of         Exercise         of         Exercise          of         Exercise
                                              Shares        Price         Shares        Price          Shares        Price
                                            ----------   ------------   ----------   ------------    ----------   ------------
Options outstanding at beginning of year..     737,781   $      10.06      724,675   $      12.56       548,250   $       9.47
Options granted...........................      35,500           4.92      195,781           5.68       325,125          16.73
Options exercised.........................          --             --       (7,800)         13.75      (103,700)          8.77
Options forfeited/cancelled...............     (98,390)          9.45     (174,875)         15.34       (45,000)         13.75
                                            ----------                  ----------                   ----------
Options outstanding at end of year........     674,891   $       9.89      737,781   $      10.06       724,675   $      12.56
                                            ==========                  ==========                   ==========

     As of December 31, 1999 and 1998, total notes receivable from Common Stock sales were $905,000 and $918,000, respectively. Interest on all loans secured by the Company's Common Stock is payable quarterly upon receipt of the Company's dividend payment. At each dividend payment date, 50% of excess quarterly stock dividends, after applying the dividend payment to interest due, is required to reduce the principal balance outstanding on the loans. The interest rate on these loans adjusts annually and is set at the discretion of the Board of Directors.

     During 1998, the Company made one loan totaling $30,000 to an employee of the Company that is secured by the related Common Stock in connection with the exercise of stock options under the Stock Option Plan. There were no loans made in 1999.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

     The following table sets forth information about fixed stock options outstanding at December 31, 1999:

                                    Stock Options Outstanding                          Options Exercisable
                      ------------------------------------------------------    ---------------------------------
                                         Weighted-
                                     Average Remaining         Weighted-                           Weighted-
     Exercise           Number        Contractual Life          average           Number            Average
      Prices          Outstanding          (mos.)         exercise price ($)    Exercisable    exercise price ($)
     --------         -----------    -----------------    ------------------    -----------    ------------------
     $   4.44             144,391          3.94                $  4.44               97,098         $   4.44
         4.56               2,500          2.72                   4.56                   --               --
         4.69              25,000          4.65                   4.69                   --               --
         5.75               5,500          2.15                   5.75                   --               --
         5.81               2,500          2.57                   5.81                   --               --
         7.50             255,000          5.66                   7.50              255,000             7.50
        15.42             127,500          7.08                  15.42              127,500            15.42
        17.58             112,500          3.81                  17.58              112,500            17.58
                      -----------                                               -----------
                          674,891          5.16                   9.89              592,098            10.62
                      ===========                                               ===========

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

     The Company elected to continue to apply APB Opinion 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. If the Company determined its compensation cost based on the fair value, at the grant date of the stock options exercisable under SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have decreased to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                                                For the year ended December 31,
                                                                           ----------------------------------------
                                                                              1999          1998            1997
                                                                           ----------    ----------     -----------
       Net earnings (loss) as reported...............................      $   22,317    $   (5,933)    $   (16,029)
                                                                           ==========    ==========     ===========
       Pro forma net earnings (loss).................................      $   22,308    $   (6,038)    $   (16,581)
                                                                           ==========    ==========     ===========
       Basic earnings (loss) per share as reported...................      $     0.83    $    (0.25)    $     (0.99)
                                                                           ==========    ==========     ===========
       Diluted earnings (loss) per share as reported.................      $     0.76    $    (0.25)    $     (0.99)
                                                                           ==========    ==========     ===========
       Basic pro forma earnings (loss) per share.....................      $     0.83    $    (0.25)    $     (1.02)
                                                                           ==========    ==========     ===========
       Diluted pro forma earnings (loss) per share...................      $     0.76    $    (0.25)    $     (1.02)
                                                                           ==========    ==========     ===========

     The derived fair value of the options granted during 1999, 1998 and 1997 was approximately $1.35, $0.54 and $1.70, respectively. The fair value of options granted, which is amortized to expenses over the option vesting period in

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              For the years ended December 31,
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
Risk-Free Interest Rate...................         4.98%       5.09%       5.84%
Expected Lives (in years).................          3-5        3-10        3-10
Expected Volatility.......................         0.60%      29.90%      28.50%
Expected Dividend Yield...................         9.50%      11.50%       9.70%

Note R--Stockholders' Equity

     Pursuant to IMH's Dividend Reinvestment and Stock Purchase Plan (DRSPP or the Plan), stockholders can acquire additional shares of IMH Common Stock by reinvesting their cash dividends at a 0% to 5% discount of the average high and low market prices as reported on the AMEX on the Investment Date (as described in the Plan) to the extent shares are issued by IMH. Stockholders may also purchase additional shares of IMH Common Stock through the cash investment option at a 0% to 5% discount of the average high and low market prices as reported on the AMEX during the three trading days preceding the Investment Date. During 1999, 1998 and 1997, the Company raised capital of $946,000, $3.1 million and $24.7 million, respectively, as 216,156, 1.8 million and 1.6 million shares, respectively, of Common Stock were purchased under the Company's DRSPP. Proceeds from the sale of securities were used for working capital needs. In July of 1999, the Company suspended its DRSPP.

     During 1999, the Company's Board of Directors authorized the Company to repurchase up to $10.0 million of the Company's Common Stock, $.01 par value, in open market purchases from time to time at the discretion of the Company's management; the timing and extent of the repurchases will depend on market conditions. For the year ended December 31, 1999, the Company repurchased 2.0 million shares of its Common Stock for $9.9 million. The acquired shares were canceled.

     During 1999, certain stockholders of the Company exchanged 1,359,507 shares of their Common Stock for 11% senior subordinated debentures due February 15, 2004. The Debentures are unsecured obligations of the Company subordinated and subject in right of payment to all existing and future senior indebtedness of the Company and effectively subordinated to all indebtedness of the Company's subsidiaries. The Debentures bear interest at 11% per annum from their date of issuance, payable quarterly, commencing May 15, 1999, until the debentures are paid in full. The debentures mature on February 15, 2004, which date may be extended once by the Company to a date not later than May 15, 2004, provided that the Company satisfies certain conditions. Commencing on February 15, 2001, the debentures will be redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest to the redemption date.

     On December 22, 1998, the Company completed the sale of 1,200,000 shares of Series B 10.5% Cumulative Convertible Preferred Stock (Series B Preferred Stock) at $25.00 per share. The Series B Preferred Stock was convertible into shares of the Company's Common Stock at a conversion price of $4.95 per share. Accordingly, each share of Series B Preferred Stock was convertible into
5.050505 shares of the Company's Common Stock. The terms of the acquisition provided for a downward adjustment of the conversion price if, among other things, certain earnings levels were not attained by the Company through June 30, 1999. In February 2000, the Series B Preferred Stock was exchanged for Series C 10.5% Cumulative Convertible Preferred Stock (Series C Preferred Stock) and the conversion rate was adjusted to $4.72 per share convertible into 5.29661 shares of Common Stock or an aggregate of 6,355,932 shares of Common Stock. Dividends on the Preferred Stock accumulate from the date of issuance and are paid quarterly, in cash or the Company's Common Stock, starting April 27, 1999. The dividend rate per share is the greater of $0.65625 or the quarterly cash dividend declared on the number of shares of Common Stock into which a share of Preferred Stock is convertible. The Company is authorized to issue shares of Preferred Stock designated in one or more

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES classes or series. The Preferred Stock may be issued from time to time with such designations, rights and preferences as shall be determined by the Board of Directors. The Preferred Stock has a preference on dividend payments, takes priority over dividend distributions to the common stockholders.

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

Note S--Reconciliation of Earnings Per Share

     The following table represents the computation of basic and diluted net earnings (loss) per share for the periods presented, as if all stock options, cumulative convertible preferred stock (Preferred Stock), and ICII's ownership interest in IMH were outstanding for these periods (in thousands, except per share data):

                                                                            For the year ended December 31,
                                                                 -----------------------------------------------------
                                                                      1999               1998                 1997
                                                                 --------------     -------------        -------------
Numerator:
 Numerator for basic earnings per share--
  Net earnings (loss).........................................   $      22,317      $      (5,933)       $     (16,029)
  Less: Dividends paid to preferred stockholders..............          (3,290)                --                   --
                                                                 -------------      -------------        -------------
    Net earnings (loss) available to
     common stockholders......................................   $      19,027      $      (5,933)       $     (16,029)
                                                                 =============      =============        =============


Denominator:
 Denominator for basic earnings per share--
  Weighted average number of common shares
    outstanding during the period.............................          22,824             23,914               16,267
  Impact of assumed conversion of
    Preferred Stock...........................................           6,356                 --                   --
  Net effect of dilutive stock options........................              16                 --                   --
                                                                 -------------      -------------        -------------
    Denominator for diluted earnings per share................          29,196             23,914               16,267
                                                                 =============      =============        =============
 Net earnings (loss) per share--basic.........................   $        0.83      $       (0.25)       $       (0.99)
                                                                 =============      =============        =============
 Net earnings (loss) per share--diluted.......................   $        0.76      $       (0.25)       $       (0.99)
                                                                 =============      =============        =============

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

     The antidilutive effects of stock options outstanding as of December 31, 1999, 1998 and 1997 was none, 137,105 and 210,110, respectively. The antidilutive effects of outstanding Preferred Stock as of December 31, 1999, 1998 and 1997 was none, 6,060,606 and none, respectively. Terms of the Preferred Stock acquisition provided for a downward adjustment of the conversion price if, among other things, certain earnings levels were not attained by the Company through June 30, 1999. The change in the Preferred Stock conversion price during 1999 from $5.05 per share resulted in 6,355,932 in Common Stock equivalent shares outstanding at December 31, 1999 as compared to 6,060,606 Common Stock equivalent shares outstanding at December 31, 1998

Note T--Subsequent Events

     In February 2000, the Series B Preferred Stock was exchanged for Series C Preferred Stock and the conversion rate was adjusted to $4.72 per share convertible into 5.29661 shares of Common Stock or an aggregate of 6,355,932 shares of Common Stock.

Note U--Quarterly Financial Data (unaudited)

     Selected quarterly financial data for 1999 follows (in thousands, except per share data):

                                                                                   For the Three Months Ended,
                                                                 ---------------------------------------------------------------
                                                                  December 31,      September 30,      June 30,      March 31,
                                                                 --------------    ---------------    -----------   ------------
Net interest income............................................  $        7,378    $         5,876    $     8,163   $      8,246
Provision for loan losses......................................           1,191              1,367          1,490          1,499
Non-interest income (loss).....................................            (611)             3,784          2,019          1,710
Non-interest expense...........................................           1,639              2,062          2,738          2,262
Net earnings...................................................           3,937              6,231          5,954          6,195
Net earnings per share - diluted (1)...........................            0.14               0.22           0.21           0.20
Dividends declared per share...................................            0.13               0.13           0.12           0.10

     Selected quarterly financial data for 1998 follows (in thousands, except per share data):

                                                                                   For the Three Months Ended,
                                                                 ---------------------------------------------------------------
                                                                  December 31,      September 30,      June 30,      March 31,
                                                                 --------------    ---------------    -----------   ------------
Net interest income............................................  $        9,004    $        11,676    $    11,517   $      9,766
Provision for loan losses......................................           2,262               (292)           487          1,904
Non-interest income (loss).....................................         (10,654)            (9,534)         3,287          3,362
Non-interest expense...........................................           4,187             23,050          2,639            120
Net earnings (loss)............................................          (8,099)           (20,616)        11,678         11,104
Net earnings (loss) per share - diluted (1)....................           (0.33)             (0.85)          0.49           0.48
Dividends declared per share...................................              --               0.49           0.49           0.48

_______________
(1) Diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Note V--Impac Funding Corporation

     The following condensed financial information summarizes the financial condition and results of operations of Impac Funding Corporation:

                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                       At December 31,
                                                             -----------------------------------
                                                                  1999                 1998
                                                             --------------       --------------
                                ASSETS
                                ------
Cash and cash equivalents..................................  $        8,805       $          422
Securities available-for-sale..............................           1,887                5,965
Securities held-for-trading................................              --                5,300
Mortgage loans held-for-sale...............................          68,084              252,568
Mortgage servicing rights..................................          15,621               14,062
Due from affiliates........................................           4,307                9,152
Premises and equipment, net................................           3,575                1,978
Accrued interest receivable................................              48                1,896
Other assets...............................................          13,919               22,529
                                                             --------------       --------------
                                                             $      116,246       $      313,872
                                                             ==============       ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Borrowings from IWLG......................................   $       66,125       $      192,900
Other borrowings..........................................              181               67,058
Due to affiliates.........................................           14,500               24,382
Deferred revenue..........................................            7,635               10,605
Accrued interest expense..................................              843                   --
Other liabilities.........................................            9,414                6,064
                                                             --------------       --------------
   Total liabilities......................................           98,698              301,009
                                                             --------------       --------------
Shareholders' equity:
   Preferred stock........................................           18,053               18,053
   Common stock...........................................              182                  182
   Accumulated deficit....................................             (520)              (4,852)
   Accumulated other comprehensive loss...................             (167)                (520)
                                                             --------------       --------------
       Total shareholders' equity.........................           17,548               12,863
                                                             --------------       --------------
                                                             $      116,246       $      313,872
                                                             ==============       ==============

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                (in thousands)

                                                              For the year ended December 31,
                                                      ------------------------------------------------
                                                          1999             1998               1997
                                                      ------------      -----------       ------------
Net interest income:
  Total interest income.............................  $     21,225      $    48,510       $     48,020
  Total interest expense............................        20,953           40,743             41,628
                                                      ------------      -----------       ------------

    Net interest income.............................           272            7,767              6,392

Non-interest income:
  Gain (loss) on sale of loans......................        27,098          (11,663)            19,414
  Loan servicing income.............................         5,221            7,071              4,109
  Other income......................................           979           (1,091)               643
                                                      ------------      -----------       ------------
    Total non-interest income.......................        33,298           (5,683)            24,166
                                                      ------------      -----------       ------------


Non-interest expense:
  Amortization of mortgage servicing rights.........         5,331            6,361              2,827
  Write down of securities available-for-sale.......         4,252               --                 --
  Impairment of mortgage servicing rights...........         1,078            3,722                 --
  Provision for repurchases.........................           385              367              3,148
  General and administrative and other expense......        14,965           14,385             10,047
                                                      ------------      -----------       ------------
    Total non-interest expense......................        26,011           24,835             16,022
                                                      ------------      -----------       ------------

  Earnings (loss) before income taxes...............         7,559          (22,751)            14,536
 Income taxes (benefit).............................         3,227           (8,738)             6,136
                                                      ------------      -----------       ------------
  Net earnings (loss)...............................  $      4,332      $   (14,013)      $      8,400
                                                      ============      ===========       ============

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Impac Funding Corporation:


     We have audited the accompanying consolidated balance sheets of Impac Funding Corporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive earnings (loss), changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Funding Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                   KPMG LLP


Orange County, California
January 31, 2000

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                         (dollar amounts in thousands)

                                                                                                 At December 31,
                                                                                           ---------------------------
                                                                                               1999           1998
                                                                                           -----------     -----------
                                             ASSETS
                                             ------
Cash and cash equivalents...........................................................         $   8,805       $     422
Securities available-for-sale.......................................................             1,887           5,965
Securities held-for-trading.........................................................                --           5,300
Mortgage loans held-for-sale........................................................            68,084         252,568
Mortgage servicing rights...........................................................            15,621          14,062
Due from affiliates.................................................................             4,307           9,152
Premises and equipment, net.........................................................             3,575           1,978
Accrued interest receivable.........................................................                48           1,896
Other assets........................................................................            13,919          22,529
                                                                                             ---------       ---------
    Total assets....................................................................         $ 116,246       $ 313,872
                                                                                             =========       =========


                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

Borrowings from IWLG................................................................         $  66,125       $ 192,900
Other borrowings....................................................................               181          67,058
Due to affiliates...................................................................            14,500          24,382
Deferred revenue....................................................................             7,635          10,605
Accrued interest expense............................................................               843              --
Other liabilities...................................................................             9,414           6,064
                                                                                             ---------       ---------
    Total liabilities...............................................................            98,698         301,009
                                                                                             ---------       ---------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, no par value; 10,000 shares authorized; 10,000 shares issued and
  outstanding at December 31, 1999 and 1998.........................................            18,053          18,053
 Common stock, no par value; 10,000 shares authorized; 10,000 shares issued and
  Outstanding at December 31, 1999 and 1998.........................................               182             182
 Accumulated deficit................................................................              (520)         (4,852)
 Accumulated other comprehensive loss...............................................              (167)           (520)
                                                                                             ---------       ---------
  Total shareholders' equity........................................................            17,548          12,863
                                                                                             ---------       ---------
    Total liabilities and shareholders' equity......................................         $ 116,246       $ 313,872
                                                                                             =========       =========

         See accompanying notes to consolidated financial statements.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       AND COMPREHENSIVE EARNINGS (LOSS)

                                (in thousands)

                                                                                      For the year ended December 31,
                                                                                 ----------------------------------------
                                                                                   1999           1998             1997
                                                                                 --------       ---------        --------
INTEREST INCOME:
 Mortgage loans held-for-sale..........................................          $ 20,352       $  45,070        $ 42,373
 Other interest income.................................................               873           3,440           5,647
                                                                                 --------       ---------        --------
  Total interest income................................................            21,225          48,510          48,020

INTEREST EXPENSE:
 Borrowings from IWLG..................................................            18,366          32,682          33,450
 Other affiliated borrowings...........................................             1,673           2,020           4,618
 Other borrowings......................................................               914           6,041           3,560
                                                                                 --------       ---------        --------
  Total interest expense...............................................            20,953          40,743          41,628
                                                                                 --------       ---------        --------

  Net interest income..................................................               272           7,767           6,392

NON-INTEREST INCOME:
 Gain (loss) on sale of loans..........................................            27,098         (11,663)         19,414
 Mark-to-market loss on investment securities..........................                --            (805)             --
 Gain (loss) on sale of investment securities..........................                --            (706)            550
 Loan servicing income.................................................             5,221           7,071           4,109
 Other income..........................................................               979             420              93
                                                                                 --------       ---------        --------
  Total non-interest income............................................            33,298          (5,683)         24,166

NON-INTEREST EXPENSE:
 Personnel expense.....................................................             7,299           8,901           6,760
 Amortization of mortgage servicing rights.............................             5,331           6,361           2,827
 Write down of securities available-for-sale...........................             4,252              --              --
 General and administrative and other expense..........................             3,417           2,516           2,228
 Professional services.................................................             2,524             978              79
 Occupancy expense.....................................................             1,095           1,391             408
 Impairment of mortgage servicing rights...............................             1,078           3,722              --
 Provision for repurchases.............................................               385             367           3,148
 Data processing expense...............................................               337             387             311
 Telephone and other communications....................................               293             212             261
                                                                                 --------       ---------        --------
  Total non-interest expense...........................................            26,011          24,835          16,022
                                                                                 --------       ---------        --------

  Earnings (loss) before income taxes..................................             7,559         (22,751)         14,536
 Income taxes (benefit)................................................             3,227          (8,738)          6,136
                                                                                 --------       ---------        --------
  Net earnings (loss)..................................................             4,332         (14,013)          8,400

Other comprehensive earnings (loss):
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period..............               329            (520)             --
  Less: Reclassification of gains included in income...................                24              --              --
                                                                                 --------       ---------        --------
    Net unrealized gains (losses) arising during period................               353            (520)             --
                                                                                 --------       ---------        --------
  Comprehensive earnings (loss)........................................          $  4,685       $ (14,533)       $  8,400
                                                                                 ========       =========        ========

         See accompanying notes to consolidated financial statements.

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                         (dollar amounts in thousands)

                                                                                    Retained       Accumulated
                                 Number of                 Number of                Earnings          Other            Total
                                 Preferred    Preferred     Common      Common    (Accumulated     Comprehensive    Shareholders'
                                  Shares        Stock       Shares      Stock       Deficit)           Loss              Equity
                                ----------    ---------    ---------    ------    ------------     -----------      -----------
Balance, December 31, 1996.....     10,000        9,143       10,000        92             761              --            9,996
Capital Contributions, 1997....         --        8,910           --        90              --              --            9,000
Net earnings, 1997.............         --           --           --        --           8,400              --            8,400
                                   -------     --------      -------    ------          ------         -------          -------
Balance, December 31, 1997.....     10,000       18,053       10,000       182           9,161              --           27,396

Net loss, 1998.................         --           --           --        --         (14,013)             --          (14,013)
Other comprehensive loss.......         --           --           --        --              --            (520)            (520)
                                   -------     --------      -------    ------          ------         -------          -------
Balance, December 31, 1998.....     10,000    $  18,053       10,000    $  182    $     (4,852)    $      (520)    $     12,863

Net earnings, 1999.............         --           --           --        --           4,332              --            4,332
Other comprehensive income.....         --           --           --        --              --             353              353
                                   -------     --------      -------    ------          ------         -------          -------
Balance, December 31, 1999.....     10,000       18,053       10,000       182            (520)           (167)          17,548
                                   =======     ========      =======    ======          ======         =======          =======


         See accompanying notes to consolidated financial statements.

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                      For the year ended December 31,
                                                                        ---------------------------------------------------------
                                                                              1999                 1998                 1997
                                                                        ---------------       --------------       --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)...............................................      $        4,332       $      (14,013)      $        8,400
 Adjustments to reconcile net earnings to net cash provided by
 (used in) operating activities:
  Provision for repurchases........................................                 385                  367                3,148
  Gain (loss) on sale of loans.....................................              27,098                   --                   --
  Depreciation and amortization....................................               6,453                7,141                3,371
  Amortization of deferred revenue.................................             (12,751)              (8,157)              (1,862)
  Impairment of mortgage servicing rights..........................               1,078                3,722                   --
  Net change in accrued interest receivable........................               1,848                2,859               (2,910)
  Net change in other assets and liabilities.......................              (6,258)               1,806              (54,291)
  Net change in deferred taxes.....................................                  --              (10,459)               3,172
  Net change in deferred revenue...................................               9,781               11,714                7,517
  Purchase of securities held-for-trading..........................               5,300               (5,300)                  --
  Write-down of investment securities..............................               4,252                  805                   --
  Net change in accrued interest expense...........................                 843               (5,673)               1,382
                                                                         --------------       --------------       --------------
    Net cash provided by (used in) operating activities............              42,361              (15,188)             (32,073)
                                                                         --------------       --------------       --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of mortgage loans held-for-sale..........................          (1,671,777)          (2,248,586)          (2,571,208)
 Sale of and principal reductions on mortgage loans held-for-sale..           1,827,638            2,616,170            2,284,763
 Additions to mortgage servicing rights............................              (7,968)              (8,577)              (9,611)
 Issuance of note from IMH.........................................              14,500                   --                   --
 Sale of residual interests in securitizations.....................                  --                   --               47,925
 Principal reductions on residual interests in securitizations.....                  --                   --                 (976)
 Purchase of securities available-for-sale.........................              (5,413)                  --              (28,646)
 Sale of securities available-for-sale.............................               5,413                   --               22,953
 Principal reductions on securities available-for-sale.............                  --                  403                 (390)
 Purchase of premises and equipment................................              (2,719)                (970)              (1,498)
                                                                         --------------       --------------       --------------
    Net cash provided by (used in) investing activities............             159,674              358,440             (256,688)
                                                                         --------------       --------------       --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in borrowings from IWLG................................            (126,775)            (261,940)             127,418
 Net change in other borrowings....................................             (66,877)             (81,249)             148,307
 Capital contributions.............................................                  --                   --                9,000
                                                                         --------------       --------------       --------------
    Net cash provided by (used in) financing activities............            (193,652)            (343,189)             284,725
                                                                         --------------       --------------       --------------


Net change in cash and cash equivalents............................               8,383                   63               (4,036)
Cash and cash equivalents at beginning of year.....................                 422                  359                4,395
                                                                         --------------       --------------       --------------
Cash and cash equivalents at end of year...........................      $        8,805       $          422       $          359
                                                                         ==============       ==============       ==============
SUPPLEMENTARY INFORMATION:
 Interest paid.....................................................      $       20,109       $       44,806       $       40,246
 Taxes paid........................................................                 385                5,205                2,964

          See accompanying notes to consolidated financial statements.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDDTED FINANCIAL STATEMENTS


Note A--Summary of Business and Significant Accounting Policies

1.   Business and Financial Statement Presentation

     IFC is a mortgage loan conduit organization, which purchases primarily non-conforming mortgage loans from a network of third party correspondent loan originators and subsequently securitizes or sells such loans to permanent investors or IMH. On March 31, 1997, ownership of all of the Common Stock of IFC was transferred from ICII to Joseph R. Tomkinson, Chief Executive Officer of IMH and IFC, William S. Ashmore, President of IMH and IFC, and Richard J. Johnson, Chief Financial Officer of IMH and IFC, who are entitled to 1% of the earnings or losses of IFC.

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

     Management of IFC has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.   Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash and money market mutual funds. IFC considers investments with maturities of three months or less at date of acquisition to be cash equivalents.

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

     To determine the value of the securities, IFC estimates future rates of prepayments, prepayment penalties to be received by IFC, delinquencies, defaults and default loss severity and their impact on estimated cash flows. At December 31, 1999, IFC used a 4.39% constant default rate estimate with a 73.78% severity resulting in loss estimates of 2.08%. These estimates are based on historical loss data for comparable loans. IFC estimates prepayments by

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY evaluating historical prepayment performance of comparable mortgage loans and trends in the industry. At December 31, 1999, IFC used a constant prepayment assumption of 1.37% to estimate the prepayment characteristics of the underlying collateral. These assumptions may fluctuate depending on market conditions.

4.   Securities Available-for-Sale and Securities Held-for-Trading

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

     IFC allocates its basis in the mortgage loans between the portion of the mortgage loans sold through the certificates and the portion retained based on the relative fair values of those portions on the date of the sale. IFC may recognize gains or losses attributable to the changes in the fair value of the residuals, which are recorded at estimated fair value and accounted for as held-for-trading securities at IFC. The market for the purchase or sale of residuals is not considered liquid. IFC determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate which IFC believes is commensurate with the risks involved. At December 31, 1999, IFC used a weighted average discount rate of approximately 16.8%. Most of the residual interests generated by IFC are sold to IMH and accounted for as available-for-sale securities at IMH.

     The Company receives periodic servicing fees for the servicing and collection of the mortgage loans as master servicer of the securitized loans. The Company is also entitled to the cash flows from the residual that represent collections on the mortgage loans in excess of the amounts required to pay the certificate principal and interest, the servicing fees and certain other fees such as trustee and custodial fees. At the end of each collection period, cash collected from the mortgage loans are allocated to the base servicing and other fees for the period, then to the certificate holders for interest at the pass-through rate on the certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the over-collateralization account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related over-collateralization account, the excess is released to the Company. If the over-collateralization account balance is not at the required credit enhancement level, the excess cash collected is retained in the over-collateralization account until the specified level is achieved. The cash and collateral in the over-collateralization account is restricted from use by the Company. Pursuant to certain servicing agreements, cash held in the over-collateralization accounts may be used to make accelerated principal paydowns on the certificates to create additional excess collateral in the over-collateralization account.

5.   Mortgage Loans Held-for-Sale

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

6.   Premises and Equipment

     Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets (three to seven years).

7.   Mortgage Servicing Rights

     The Company allocates a portion of the cost of acquiring a mortgage loan to the mortgage loan servicing rights based on its fair value relative to the components of the loan. To determine the fair value of the servicing rights created, IFC uses a valuation model that calculates the present value of future net servicing revenues to determine the fair value of the servicing rights. In using this valuation method, IFC incorporates assumptions that it believes market participants would use in estimating future net servicing, an inflation rate, ancillary income per loan, a prepayment rate, a default rate and a discount rate commensurate with the risk involved. MSRs are amortized in proportion to, and over the period of expected net servicing income.

     The mortgage servicing rights are considered impaired when the fair value using a discounted cash flow analysis is less than the carrying value. In that event, an impairment loss is recognized in the respective period.

     As of December 31, 1999 and 1998, IFC is the master servicer for $1.4 billion and $1.5 billion of loans collateralizing REMIC securities and $885.2 million and $1.1 billion of mortgage loans collateralizing CMOs, respectively. IFC recognizes gain or loss on the sale of servicing rights when the sales contract has been executed and ownership is determined to have passed to the purchasing party. Gains and losses are computed by deducting the basis in the servicing rights and any other costs associated with the sale from the purchase price.

8.   Income Taxes

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

9.   Futures

     To control risk, IFC uses future contracts on Treasury Bonds and Treasury notes to hedge against interest rate fluctuations and options on futures. The use of these instruments provides for increased liquidity, lower transaction costs and more effective short-term coverage than cash and mortgage-backed securities. However, IFC is vulnerable to the basis risk that is inherent in cross-hedging transactions. IFC uses the buying and selling of futures contracts on Treasury bonds and Treasury notes when the market is vulnerable to day to day corrections. Executing hedges with these instruments allows IFC to more effectively hedge the risks of corrections or reverses in the market without committing mandatory sales on mortgage-backed securities or cash. IFC utilizes these instruments on a short-term basis to fine-tune its overall hedge position at a lower cost. The Company's policy is to defer hedging gains or losses until the related asset is sold. The hedge is then recognized and applied against the gain or loss on the sale.

10.  Forward Contracts and Options

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

11.  Servicing Income

     Servicing income is reported as earned, principally on a cash basis when the majority of the service process is completed.

12.  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 was amended by SFAS No. 137, which allows deferral of SFAS 133 for all fiscal quarters of fiscal years beginning after July 15, 2000. Management is evaluating the impact of implementation of SFAS 133 on the Company's financial position and results of operations.

Note B--Mortgage Loans Held-for-Sale

     Mortgage loans purchased by IFC are fixed and adjustable-rate non-conforming mortgage loans secured by first and second liens on single-family residential properties. During the years ended December 31, 1999 and 1998, IFC acquired $1.7 billion and $2.2 billion, respectively, of mortgage loans and sold $1.8 billion and $2.6 billion, respectively, of mortgage loans. Of the mortgage loans sold by IFC during 1999 and 1998, $638.3 million and $866.7 million, respectively, were sold to IMH including premiums of $877,000 and $23.8 million, respectively. At December 31, 1999 and 1998, approximately 23% and 50%, respectively, of mortgage loans held-for-sale were collateralized by properties located in California. During 1999 and 1998, IFC acquired none and $54.4 million, respectively, of fixed-

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY rate mortgage loans secured by second liens on single family residential properties with loan-to-value ratios of approximately 125%, of which $193,000 of principal balance was outstanding at December 31, 1999. Mortgage loans held for sale consisted of the following:

                                                                                              At December 31,
                                                                                ------------------------------------------
                                                                                        1999                    1998
                                                                                ------------------       -----------------
                                                                                               (in thousands)
   Mortgage loans held-for-sale.....................................              $      66,041            $    247,079
   Premium on loans.................................................                      1,251                   5,226
   Deferred hedging.................................................                        792                     263
                                                                                ---------------          --------------
                                                                                  $      68,084            $    252,568
                                                                                ===============          ==============

  Included in other liabilities at December 31, 1999 and 1998 is an allowance for repurchases of $592,000 and $838,000, respectively.

Note C--Premises and Equipment

  Premises and equipment consisted of the following:

                                                                                               At December 31,
                                                                                ----------------------------------------
                                                                                      1999                      1998
                                                                                ---------------           --------------
                                                                                               (in thousands)
   Premises and equipment...........................................              $       6,146             $      3,463
   Less accumulated depreciation....................................                     (2,571)                  (1,485)
                                                                                ---------------           --------------
                                                                                  $       3,575             $      1,978
                                                                                ===============           ==============

Note D--Mortgage Servicing Rights

  Activity for mortgage servicing rights was as follows:

                                                                                              For the year ended
                                                                                                 December 31,
                                                                                -------------------------------------------
                                                                                         1999                      1998
                                                                                ------------------        -----------------
                                                                                               (in thousands)
   Beginning Balance................................................              $      14,062             $     15,568
   Additions........................................................                      7,968                    8,577
   Impairment of mortgage servicing rights..........................                     (1,078)                  (3,722)
   Amortization.....................................................                     (5,331)                  (6,361)
                                                                                ---------------           --------------
   Ending balance...................................................              $      15,621             $     14,062
                                                                                ===============           ==============

  At December 31, 1999 and 1998, approximately $6.2 million and $5.6 million, respectively, of mortgage servicing rights relates to $1.6 billion and $1.1 billion, respectively, of mortgage loans sold to IMH.

Note E--Other Borrowings

  IFC enters into reverse repurchase agreements with major brokerage firms to fund the purchase of mortgage loans. Mortgage loans underlying reverse repurchase agreements are delivered to dealers that arrange the transactions. IFC has entered into an uncommitted warehouse line agreement to obtain financing up to $200.0 million from a major investment bank. The margins on the reverse repurchase agreements are based on the type of collateral used and

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY generally range from 95% to 98% of the fair market value of the collateral. The interest rates on the borrowings are indexed to LIBOR plus a spread of 85 basis points to 125 basis points depending on the type of collateral used.

  The following tables sets forth information regarding reverse repurchase agreements (in thousands):

                                                                                At December 31, 1999
                                             ---------------------------------------------------------------------------------------
                                                                                       Reverse
                                                 Type of          Commitment         Repurchase       Underlying           Maturity
                                               Collateral           Amount            Liability       Collateral             Date
                                             -------------    ----------------    ---------------    --------------    -------------
  Lender 1.............................         Mortgages       $          181      $         181      $        253           N/A
                                                              ----------------    ---------------    --------------
                                                                $          181      $         181      $        253
                                                              ================    ===============    ==============
                                                                                At December 31, 1998
                                             ---------------------------------------------------------------------------------------
                                                                                       Reverse
                                                 Type of          Commitment         Repurchase       Underlying           Maturity
                                               Collateral           Amount            Liability       Collateral             Date
                                             -------------    ----------------    ---------------    --------------    -------------
  Lender 1.............................         Mortgages       $       25,024      $      25,024      $     30,073           N/A
  Lender 2.............................         Mortgages               42,034             42,034            43,141           N/A
                                                              ----------------    ---------------    --------------
                                                                $       67,058      $      67,058      $     73,214
                                                              ================    ===============    ==============

Note F--Income Taxes

  IFC's income taxes (benefit) are as follows:

                                                                                     For the year ended December 31,
                                                                        --------------------------------------------------------
                                                                               1999                1998                1997
                                                                        -----------------   ----------------    ----------------
                                                                                              (in thousands)
  Current income taxes:
    Federal....................................................           $           248     $       (3,673)     $        4,064
    State......................................................                         2                 --               1,346
                                                                         ----------------   ----------------    ----------------
     Total current income taxes................................                       250             (3,673)              5,410
                                                                         ----------------   ----------------    ----------------
  Deferred income taxes:
    Federal....................................................                     2,115             (3,533)                433
    State......................................................                       862             (1,532)                293
                                                                         ----------------   ----------------    ----------------
     Total deferred income taxes...............................                     2,977             (5,065)                726
                                                                         ----------------   ----------------    ----------------
       Total income taxes (benefit)............................           $         3,227     $       (8,738)     $        6,136
                                                                         ================   ================    ================

  The Company's effective income taxes (benefit) differ from the amount determined by applying the statutory Federal rate of 34% for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                                               1999                1998                1997
                                                                        -----------------   ----------------    ----------------
                                                                                              (in thousands)
   Income taxes (benefit) at Federal tax rate.......................      $         2,570     $       (7,735)     $        4,942
   California franchise tax, net of Federal income tax (benefit)....                  570             (1,011)              1,082
   Other............................................................                   87                  8                 112
                                                                        -----------------   ----------------    ----------------
                                                                          $         3,227     $       (8,738)     $        6,136
                                                                        =================   ================    ================

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

  The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                                              1999                 1998
                                                                                       ---------------      ---------------
                                                                                                   (in thousands)
  Deferred tax assets:
  --------------------
  Deferred revenue.....................................................................  $       3,142        $       4,364
  Forward commitments..................................................................             14                  368
  Depreciation.........................................................................             28                   19
  Salary accruals......................................................................            169                  188
  Other accruals.......................................................................            585                  103
  Loan mark-to-market..................................................................             --                  331
  Non-accrual loans....................................................................             91                  685
  Provision for repurchases............................................................            244                  345
  Contribution carryover...............................................................             --                   25
  Minimum tax credit...................................................................            292                  263
  Net operating loss...................................................................          2,871                2,926
                                                                                         -------------      ---------------
      Total gross deferred tax assets..................................................          7,436                9,617
                                                                                         -------------      ---------------

  Deferred tax liabilities:
  -------------------------
  Mortgage servicing rights............................................................          6,168                5,412
  Deferred gain........................................................................            449                  440
  Mark to market.......................................................................             31                   --
                                                                                         -------------      ---------------
      Total gross deferred tax liabilities.............................................          6,648                5,852
                                                                                         -------------      ---------------
      Net deferred tax (asset) liability...............................................  $        (788)       $      (3,765)
                                                                                         =============      ===============

  As of December 31, 1999, the Company has net operating loss carry-forwards for federal and state income tax purposes of $6.8 million, which are available to offset future taxable income, if any, through 2018 and 2004, respectively. In addition, the Company has an alternative minimum tax credit carry-forward of approximately $292,000 which is available to reduce future federal regular income taxes, if any, over an indefinite period.

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

                   IMPAC FUNDING CORPORATION AND SUBSIDIARY

                                                                          December 31, 1999                    December 31, 1998
                                                                  -------------------------------      ----------------------------
                                                                    Carrying         Estimated           Carrying       Estimated
                                                                     Amount          Fair Value           Amount        Fair Value
                                                                  -------------     -----------        ------------    -----------
                                                                                              (in thousands)
                              Assets
                              ------
    Cash and cash equivalents................................       $  8,805          $  8,805             $    422       $    422
    Securities available-for-sale............................          1,887             1,887                5,965          5,965
    Securities available-for-trading.........................             --                --                5,300          5,300
    Mortgage loans held-for-sale.............................         68,084            68,084              252,568        252,568
    Due from affiliates......................................          4,307             4,307                9,152          9,152

                            Liabilities
                            -----------
    Borrowings from IWLG.....................................         66,125            66,125              192,900        192,900
    Other borrowings.........................................            181               181               67,058         67,058
    Due to affiliates........................................         14,500            14,500               24,382         24,382
    Off-balance sheet loan commitments.......................             --                34                   --            895


                                                                                December 31, 1999
                                                                           --------------------------
                    Off-balance sheet items                        Notional          Carrying              Unrealized
                    -----------------------                        --------          --------              ----------
                                                                    Amount             Value                   Gain
                                                                ------------         --------              -----------
    Forward contracts .......................................     $  110,000          $    --                 $  471
    Futures contracts........................................         10,000               --                     54
    Option contracts.........................................         20,000               95                     30

  The fair value estimates as of December 31, 1999 and 1998 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented. The fair value of off-balance sheet items for 1998 was not deemed material.

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

 Borrowings from IWLG

  Fair value approximately carrying amounts because of the short-term maturity of the liabilities.

 Other Borrowings

  Fair value approximates carrying amounts because of the short-term maturity of the liabilities.

 Due From / To Affiliates

  Fair value approximates carrying amounts because of the short-term maturity of the liabilities and does not present unanticipated interest rate or credit concerns.

 Off-Balance Sheet Items

  Fair value of loan commitments, including hedging positions, is determined in the aggregate based on current investor yield requirements.

  Fair value of forward, futures and options contracts is based on broker quotes.

Note H--Employee Benefit Plans

 Profit Sharing and 401(k) Plan

  IFC does not have its own 401(k) or profit sharing plan. As such, employees of IFC participate in ICII's 401(k) plan. Under ICII's 401(k) plan, employees of the Company may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. An additional Company contribution may be made at the discretion of IFC. The Company recorded approximately $135,000, $340,000 and $204,000 for matching and discretionary contributions during 1999, 1998 and 1997, respectively.

Note I--Related Party Transactions

 Related Party Cost Allocations

  In December 1999, IFC entered into a services agreement with ICAI, a subsidiary of ICII, under which ICAI provides various services to IFC, including data processing, human resource administration, general ledger accounts, check processing, remittance processing and payment of accounts payable. ICAI charges fees for each of the services based upon usage. The charge to IFC for coverage is based upon a pro rata portion of costs ICAI incurred for its various policies. Total allocation of expense for the years ended December 31, 1999, 1998 and 1997 was $180,000, $178,000 and $152,000, respectively.

  During 1999 and 1998, IMH and IWLG were allocated data processing, executive and operations management, and accounting services that IFC incurred during the normal course of business per the Company's submanagement agreement with RAI Advisors Inc. (RAI). IFC, through RAI, charged IMH and IWLG for management and operating services based upon usage which management believes was reasonable. In May 1999, the submanagement agreement with RAI was terminated and IFC entered into a new submanagement agreement with FIC Management, Inc., pursuant to which IFC provides services to ICH. Prior to the submanagement agreement with RAI and after RAI was terminated, IMH and IWLG were allocated data processing, executive and operations management, and accounting services that IFC incurred during the normal course of business. IFC charged IMH and IWLG for management and operating services based upon usage which management believes was reasonable. Total cost allocations charged by IFC to IMH and IWLG for the year ended December 31, 1999, 1998 and 1997 were $1.2 million, $968,000 and $385,000, respectively.

  Lease Agreement: IMH and IFC entered into a premises operating sublease agreement (see Note J--Commitments and Contingencies) to rent approximately 74,000 square feet of office space in Newport Beach, California, for a ten-year term, which expires in May 2008. IMH and IFC pay monthly rental expenses and allocate the cost to subsidiaries and affiliated companies on the basis of square footage occupied. The majority of occupancy charges incurred were paid by IFC as most of the Company's employees are employed by the Conduit Operations. Total rental expense for the years ended December 31, 1999 and 1998 were $1.1 million and $1.3 million, of which $1.0 million and $1.2 million was paid by IFC.

  Credit Arrangements - Current

  IFC maintains a warehouse financing facility with IWLG. Advances under such warehouse facilities bear interest at Bank of America's prime rate. As of December 31, 1999 and 1998, amounts outstanding on IFC's warehouse line with IWLG were $66.1 million and $192.9 million, respectively. Interest expense recorded by IFC related to warehouse lines with IWLG for the years ended December 31, 1999, 1998 and 1997 was $18.4 million, $32.7 million and $33.4 million, respectively.

  During the normal course of business, IFC may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due from affiliates", while borrowings are reflected as "Due to affiliates" on IFC's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. Interest income recorded by IFC related to short-term advances due from affiliates for the years ended December 31, 1999, 1998 and 1997 was $463,000, $1.7 million and $500,000, respectively. Interest expense recorded by IFC related to short-term advances due to affiliates for the years ended December 31, 1999, 1998 and 1997 was $977,000, $2.0 million and $688,000, respectively.

 Transactions with IMH and IWLG

  Purchase of Mortgage Loans: During the years ended December 31, 1999 and 1998, IFC purchased from IMH mortgage loans having a principal balance of $10.8 million and $170.4 million, respectively, including premiums of $294,000 and $7.7 million, respectively.

  Advances: During 1999, IFC was advanced $14.5 million in cash from IMH at an interest rate of 9.50% per annum in exchange for an interest only note due June 30, 2004, in anticipation of the initial capitalization of the Bank and to fund the operations of IFC and other strategic opportunities deemed appropriate by IFC. Interest expense recorded by IFC related to this note was $696,000.

  Sale of Mortgage Loans: During the years ended December 31, 1999 and 1998, IFC sold to IMH mortgage loans having a principal balance of $637.4 million and $842.9 million, respectively. The loans were sold with premiums of $877,000 and $23.9 million, respectively. Servicing rights on all mortgages purchased by IMH were retained by IFC.

  Purchases and Sales of Mortgage-Backed Securities: During the years ended December 31, 1999 and 1998, IFC sold $22.0 million and $60.6 million, respectively, of mortgage-backed securities to IMH for $18.3 million and $56.1 million, respectively, net of discounts of $3.7 million and $4.5 million, respectively. During the years ended December 31, 1999 and 1998 IFC purchased $7.5 million and none of mortgage-backed securities from IMH for $3.8 million and none, respectively, net of discounts of $3.7 million and none, respectively. IFC issued the mortgage-backed securities during 1999 and 1998 in connection with its REMIC securitizations.

  Transactions with WSI

  Purchase of Mortgage Loans: During the years ended December 31, 1999 and 1998, IFC acquired $5.4 million and $4.2 million of mortgage loans, respectively from WSI, an affiliate of the Company. James Walsh, Executive Vice President of WSI, is a Director of the Company.

  Transactions with Impac Lending Group (ILG)

  Purchase of Mortgage Loans: During the year ended December 31, 1999, IFC acquired $89.2 million of mortgage loans from Impac Lending Group, an affiliate of the Company.

  Transactions with RAI

  Submanagement Agreement: In 1997, IFC entered into a submanagement agreement with RAI under which IMH and IFC provided various services to ICH as RAI deems necessary, including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable, plus a 15% service charge. RAI charges ICH for these services based upon usage. Total cost allocations RAI charged to ICH for the year ended December 31, 1998 were $521,000. In May 1999, the Submanagement Agreement with RAI was terminated and IFC entered into a new submanagement agreement with FIC Management, Inc. pursuant to which IFC provides service to ICH.

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

  Pursuant to the Right of First Refusal Agreement by and among IFC, IMH, ICH, ICCC and RAI, pursuant to which, in part, RAI will agree that any mortgage loan or mortgage-backed security investment opportunity which is offered to it on behalf of either ICH, IMH any affiliated REIT will first be offered to that entity whose initial primary business as described in its initial public offering documentation most closely aligns with such investment opportunity. The Right of First Refusal Agreement was terminated in May 1999.

Note J--Commitments and Contingencies

 Master Servicing

  Properties securing mortgage loans in IFC's master servicing portfolio are primarily located in California. As of December 31, 1999 and 1998, approximately 40% of mortgage loans in IFC's master servicing portfolio were located in California. As of December 31, 1999 and 1998, IFC was master servicing loans totaling approximately $2.9 billion and $3.7 billion, respectively, of which $2.8 billion and $3.5 billion, respectively, were serviced for others. IFC is the master servicer for $1.4 billion and $1.5 billion, respectively of loans collateralizing fixed rate REMIC securities and $885.2 million and $1.1 billion, respectively, of loans collateralizing CMOs. Related fiduciary funds are held in trust for investors in non-interest bearing accounts. These funds are segregated in special bank accounts and are held as deposits at Southern Pacific Bank.

 Master Commitments

  IFC establishes mortgage loan purchase commitments (Master Commitments) with sellers that, subject to certain conditions, entitle the seller to sell and obligate IFC to purchase a specified dollar amount of non-conforming mortgage loans over a period generally ranging from six months to one year. The terms of each Master Commitment specify whether a seller may sell loans to IFC on a mandatory, best efforts or optional basis. Master commitments generally do not obligate IFC to purchase loans at a specific price, but rather provide the seller with a future outlet for the sale of its originated loans based on IFC's quoted prices at the time of purchase. As of December 31, 1999 and 1998, IFC had outstanding short term Master Commitments with 88 and 54 sellers, respectively, to purchase mortgage loans in the aggregate principal amount of $1.9 billion and $1.5 billion, respectively, over periods ranging from six months to one year, of which $747.5 million and $522.3 million, respectively, had been purchased or committed to be purchased pursuant to rate locks. These rate-locks were made pursuant to Master Commitments, bulk rate-locks and other negotiated rate-locks. There is no exposure to credit loss in this type of commitment until the loans are funded, and interest rate risk associated with the short-term commitments is mitigated by the use of forward contracts to sell loans to investors.

  Following the issuance of a specific rate-lock, IFC is subject to the risk of interest rate fluctuations and enters into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgage loans or mortgage-backed securities, interest rate caps, floors and swaps, mandatory forward sales, mandatory or optional sales of futures, and other financial futures transactions. The nature and quantity of hedging transactions are determined by the management of IFC based on various factors, including market conditions and the expected volume of mortgage loan purchases. Deferred hedging gains and losses are presented on IFC's balance sheet in other assets. These deferred amounts are recognized upon the sale or securitization of the related mortgage loans. Deferred hedging gains and losses are presented on IFC's balance sheet in mortgage loans held-for-sale. As of December 31, 1999 and 1998, IFC had $792,000 and $263,000, respectively, of deferred hedging losses included in mortgage loans held-for-sale.

 Forward Contracts

  IFC sells mortgage-backed securities through forward delivery contracts with major dealers in such securities. At December 31, 1999 and 1998, IFC had $110.0 million and $46.0 million, respectively, in outstanding commitments to sell mortgage loans through mortgage-backed securities. These commitments allow IFC to enter into mandatory commitments when IFC notifies the investor of its intent to exercise a portion of the forward delivery contracts. IFC was not obligated under mandatory commitments to deliver loans to such investors at December 31, 1999 and 1998. The credit risk of forward contracts relates to the counterparties' ability to perform under the contract. IFC evaluates counterparties based on their ability to perform prior to entering into any agreements.

 Futures Contracts

  IFC sells futures contracts against five and ten-year Treasury notes with major dealers in such securities. At December 31, 1999 and 1998, IFC had $10.0 million and none, respectively, in outstanding commitments to sell Treasury notes which expire within 90 days.

 Options

  In order to protect against changes in the value of mortgage loans held for sale, IFC may sell call or buy put options on U.S. Treasury bonds and mortgage-backed securities. IFC generally sells call or buys put options to hedge against adverse movements of interest rates affecting the value of its mortgage loans held for sale. The risk in writing a call option is that IFC gives up the opportunity for profit if the market price of the mortgage loans increases and the option is exercised. IFC also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium IFC paid for the put option. IFC had written option contracts with an outstanding principal balance of $20.0 million and $25.0 million at December 31, 1999 and 1998, respectively. IFC received approximately $95,000 and $134,000 in premiums on these options at December 31, 1999 and 1998, respectively.

 Sales of Loans and Servicing Rights

  In the ordinary course of business, IFC is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, IFC is required to repurchase mortgage loans if there has been a breach of representations or warranties. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect. At December 31, 1999 and 1998, included in other liabilities are $592,000 and $838,000, respectively, in allowances for repurchases related to possible off-balance sheet recourse and repurchase agreement provisions.

Note K--Quarterly Financial Data (unaudited)

  Selected quarterly financial data for 1999 follows (in thousands):

                                                                                     For the Three Months Ended,
                                                              ----------------------------------------------------------------------
                                                                 December 31,         September 30,        June 30,        March 31,
                                                              ----------------     -----------------    ------------    ------------

Net interest income...........................................  $    (571)            $      392          $      363      $      88
Non-interest income...........................................      4,204                 10,427              11,181          7,486
Non-interest expense (including income taxes).................      4,873                  7,771              10,121          6,473
Net earnings (loss)...........................................     (1,240)                 3,048               1,423          1,101

  Selected quarterly financial data for 1998 follows (in thousands):

                                                                                      For the Three Months Ended,
                                                              ----------------------------------------------------------------------
                                                                 December 31,         September 30,         June 30,      March 31,
                                                              ----------------     -----------------     ------------    -----------

Net interest income.....................................        $     1,031          $     1,387           $    1,333      $   4,016
Non-interest income.....................................             (8,469)              (9,103)               6,973          4,916
Non-interest expense (including income taxes)...........              2,627                  224                6,491          6,755
Net earnings (loss).....................................            (10,065)              (7,940)               1,815          2,177