Form 10-Q
period 2000-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2000-05-12
CIK 1000298

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended March 31, 2000

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

          Securities  registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
           Title of each class                         which registered
------------------------------------------   ----------------------------------
       Common Stock $0.01 par value                 American Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      On May 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $73.8 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of May 10, 2000 was 21,400,906.

                    Documents incorporated by reference: None

                          IMPAC MORTGAGE HOLDINGS, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                PART I. FINANCIAL INFORMATION

                                                                                                                   Page #
                                                                                                                   ------

  Item 1.  CONSOLIDATED FINANCIAL STATEMENTS - IMPAC MORTGAGE HOLDINGS, INC.
           AND SUBSIDIARIES

           Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999...............................      3

           Consolidated Statements of Operations and Comprehensive Earnings (Loss),
           For the Three Months Ended March 31, 2000 and 1999...................................................      4

           Consolidated Statements of Cash Flows, For the Three Months Ended March 31, 2000 and 1999............      5

           Notes to Consolidated Financial Statements...........................................................      6

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS............................................................................     12

  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................     21


                                                  PART II. OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS....................................................................................     22

  Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................     22

  Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................     22

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................     22

  Item 5.  OTHER INFORMATION....................................................................................     22

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................     22

           SIGNATURES                                                                                                23


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except per share data)

                                                                                             March 31,      December 31,
                                                                                               2000            1999
                                                                                         ----------------  --------------
                                         ASSETS

Cash and cash equivalents.............................................................   $       21,659    $     20,152
Investment securities available-for-sale..............................................           75,233          93,206
Loan Receivables:
   CMO collateral.....................................................................        1,282,327         949,677
   Finance receivables................................................................          222,180         197,119
   Mortgage loans held-for-investment.................................................           12,006         363,435
   Allowance for loan losses..........................................................          (12,768)         (4,029)
                                                                                         ----------------  --------------
        Net loan receivables..........................................................        1,503,745       1,506,202

Investment in Impac Funding Corporation...............................................           17,887          17,372
Due from affiliates...................................................................           14,496          14,500
Accrued interest receivable...........................................................           10,866          11,209
Other real estate owned...............................................................            7,606           8,820
Other assets..........................................................................            1,736           3,969
                                                                                         ----------------  --------------
     Total assets.....................................................................   $    1,653,228    $  1,675,430
                                                                                         ================  ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CMO borrowings........................................................................   $    1,179,184    $    850,817
Reverse repurchase agreements.........................................................          222,426         539,687
Borrowings secured by investment securities available-for-sale........................           28,487          31,333
Senior subordinated debentures........................................................            6,765           6,691
Accrued dividends payable.............................................................            3,356           3,570
Due to affiliates.....................................................................               --           2,945
Other liabilities.....................................................................            1,360           1,543
                                                                                         ----------------  --------------
     Total liabilities................................................................        1,441,578       1,436,586
                                                                                         ----------------  --------------

Stockholders' Equity:
Preferred stock; $.01 par value; 5,100,000 shares authorized; none issued or
   outstanding at March 31, 2000 and December 31, 1999, respectively..................               --              --
Series A junior participating preferred stock, $.01 par value; 2,500,000 shares
   authorized; none issued and outstanding at March 31, 2000 and December 31, 1999....               --              --
Series B 10.5% cumulative convertible preferred stock, $.01 par value; $30,000 liquidation value; 1,200,000 shares authorized; none and 1,200,000 issued and
   outstanding at March 31, 2000 and December 31, 1999, respectively..................               --              12
Series C 10.5% cumulative convertible preferred stock, $.01 par value; $30,000 liquidation value; 1,200,000 shares authorized; 1,200,000 and none issued and
   outstanding at March 31, 2000 and December 31, 1999, respectively..................               12              --
Common stock; $.01 par value; 50,000,000 shares authorized; 21,400,906 shares
   issued and outstanding at March 31, 2000 and December 31,1999, respectively........              214             214
Additional paid-in capital............................................................          327,632         327,632
Accumulated other comprehensive loss..................................................             (486)         (7,579)
Notes receivable from common stock sales..............................................             (905)           (905)
Accumulated deficit:
   Cumulative dividends declared......................................................          (96,474)        (93,080)
   Retained earnings (accumulated deficit)............................................          (18,343)         12,550
                                                                                         ----------------  --------------
      Net accumulated deficit.........................................................         (114,817)        (80,530)
                                                                                         ----------------  --------------
        Total stockholders' equity....................................................          211,650         238,844
                                                                                         ----------------  --------------
        Total liabilities and stockholders' equity....................................   $    1,653,228    $  1,675,430
                                                                                         ================  ==============

                See  accompanying  notes to consolidated  financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        and COMPREHENSIVE EARNINGS (LOSS)
                      (in thousands, except per share data)

                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                         -------------------------------
                                                                                             2000             1999
                                                                                         -------------   ---------------
INTEREST INCOME:
   Mortgage Assets...................................................................    $    33,591     $      29,687
   Other interest income.............................................................            549               712
                                                                                         -------------   ---------------
     Total interest income...........................................................         34,140            30,399
                                                                                         -------------   ---------------
INTEREST EXPENSE:
   CMO borrowings....................................................................         19,131            17,081
   Reverse repurchase agreements.....................................................          7,352             4,827
   Borrowings secured by investment securities available-for-sale....................            885                --
   Senior subordinated debentures....................................................            315                 7
   Other borrowings..................................................................             42               238
                                                                                         -------------   ---------------
     Total interest expense..........................................................         27,725            22,153
                                                                                         -------------   ---------------
        Net interest income..........................................................          6,415             8,246
   Provision for loan losses.........................................................         13,183             1,499
                                                                                         -------------   ---------------
        Net interest income (loss) after provision for loan losses...................         (6,768)            6,747

NON-INTEREST INCOME:
   Equity in net earnings of Impac Funding Corporation...............................            408             1,090
   Servicing fees....................................................................            162               466
   Other income......................................................................            791               154
                                                                                         -------------   ---------------
        Total non-interest income....................................................          1,361             1,710

NON-INTEREST EXPENSE:
   Write-down on investment securities available-for-sale............................         23,979               422
   Professional services.............................................................            660               811
   Loss on disposition of other real estate owned....................................            428               551
   General and administrative and other expense......................................            273               359
   Personnel expense.................................................................            146               119
                                                                                         -------------   ---------------
        Total non-interest expense...................................................         25,486             2,262
                                                                                         -------------   ---------------
     Net earnings (loss).............................................................        (30,893)            6,195
   Less: Cash dividends on Series C 10.5% cumulative convertible preferred stock.....           (788)             (888)
                                                                                         -------------   ---------------
     Net earnings (loss) available to common stockholders............................        (31,681)            5,307

Other comprehensive earnings (loss): Unrealized gains (losses) on securities:

     Unrealized holding gains arising during period..................................         11,262             2,715
     Less:  Reclassification of losses included in earnings (loss)...................         (4,169)              (49)
                                                                                         -------------   ---------------
        Net unrealized gains arising during period...................................          7,093             2,666
                                                                                         -------------   ---------------
     Comprehensive earnings (loss)...................................................    $   (23,800)    $       8,861
                                                                                         =============   ===============

     Net earnings (loss) per share--basic.............................................   $     (1.48)    $        0.22
                                                                                         =============   ===============
     Net earnings (loss) per share--diluted...........................................   $     (1.48)    $        0.20
                                                                                         =============   ===============

                See  accompanying  notes to consolidated  financial statements.

               IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                 For the Three Months
                                                                                                   Ended March 31,
                                                                                          -------------------------------
                                                                                               2000            1999
                                                                                          ---------------  --------------

 Cash flows from operating activities:
    Net earnings (loss).................................................................  $     (30,893)   $      6,195
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Equity in net earnings of Impac Funding Corporation..............................           (408)         (1,090)
       Provision for loan losses........................................................         13,183           1,499
       Amortization of loan premiums and securitization costs...........................          4,452           4,529
       Loss on disposition of other real estate owned...................................            428             551
       Write-down of investment securities available-for-sale...........................         23,979             422
       Net change in accrued interest receivable........................................            343            (482)
       Net change in other assets and liabilities.......................................           (891)          9,079
                                                                                          ---------------  --------------
         Net cash provided by operating activities......................................         10,193          20,703
                                                                                          ---------------  --------------
  Cash flows from investing activities:
    Net change in CMO collateral........................................................         (3,443)        (60,906)
    Net change in finance receivables...................................................        (25,213)        111,219
    Net change in mortgage loans held-for-investment....................................          9,617         (38,632)
    Proceeds from sale of other real estate owned, net..................................          4,647           1,556
    Purchase of investment securities available-for-sale................................             --          (9,084)
    Net principal reductions on investment securities available-for-sale................            980             441
                                                                                          ---------------  --------------
         Net cash provided by (used in) investing activities............................        (13,412)          4,594
                                                                                          ---------------  --------------
  Cash flows from financing activities:
    Net change in reverse repurchase agreements and other borrowings....................       (320,033)        (68,578)
    Proceeds from CMO borrowings........................................................        451,950         186,140
    Repayments of CMO borrowings........................................................       (123,583)       (146,080)
    Dividends paid......................................................................         (3,608)        (12,129)
    Repurchase of common stock..........................................................            --           (3,874)
    Proceeds from dividend reinvestment and stock purchase plan.........................            --              909
    Advances to purchase common stock, net of principal reductions......................            --               13
                                                                                          ---------------  --------------
         Net cash provided by (used in) financing activities............................          4,726         (43,599)
                                                                                          ---------------  --------------

  Net change in cash and cash equivalents...............................................          1,507         (18,302)
  Cash and cash equivalents at beginning of period......................................         20,152          33,876
                                                                                          ---------------  --------------
  Cash and cash equivalents at end of period............................................  $      21,659    $     15,574
                                                                                          ===============  ==============

  Supplementary information:
    Interest paid.......................................................................  $      24,537    $     22,787

  Non-cash transactions:
    Exchange of Series B preferred stock for Series C preferred stock...................  $          --    $        --
    Exchange of common stock for 11% senior subordinated debentures.....................             --           6,448
    Transfer of mortgage loans held-for-investment to CMO collateral....................        337,016             --
    Dividends declared and unpaid.......................................................          3,356           3,156
    Accumulated other comprehensive gain................................................          7,093           2,666
    Loans transferred to other real estate owned........................................          3,861           4,210

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

      1. Basis of Financial Statement Presentation

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The operations of IMH have been presented in the consolidated financial statements for the three months ended March 31, 2000 and 1999 and include the financial results of IMH's equity interest in net earnings of IFC and IMH Assets, IWLG and Dove as stand-alone entities. The financial results of Dove are only included in the three months ended March 31, 1999. The results of operations of IFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations of the Company as "Equity in net earnings of Impac Funding Corporation."

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

      3. Summary of Significant Accounting Policies

      Method of Accounting

          The consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.

      Reclassifications

         Certain amounts in the consolidated financial statements as of December 31, 1999 and for the three months ended March 31, 1999 may have been reclassified to conform to the 2000 presentation.

      New Accounting Statements

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging
      Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheets and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 was amended by SFAS No. 137, which allows deferral of SFAS 133 for all fiscal quarters of fiscal years beginning after July 15, 2000. Management is currently evaluating the impact of implementation of SFAS 133 on the Company's financial position and results of operations.

      4. Net Earnings per Share

         The following table represents the computation of basic and diluted net earnings (loss) per share for the periods presented, as if all stock options and cumulative convertible preferred stock ("Preferred Stock"), if dilutive, were outstanding for these periods (in thousands, except per share data):

                                                                                                 For the Three Months
                                                                                                   Ended March 31,
                                                                                             -----------------------------
                                                                                                   2000           1999
                                                                                             -------------- --------------
       Numerator:
         Numerator for basic earnings per share
           Net earnings (loss)............................................................   $    (30,893)  $      6,195
           Less:  Dividends paid to preferred stockholders................................           (788)          (888)
                                                                                             -------------- --------------
              Net earnings (loss) available to common stockholders........................   $    (31,681)  $      5,307
                                                                                             ============== ==============
      Denominator:
         Denominator for basic earnings per share--
           Weighted average number of common shares outstanding during the period.........         21,401         24,366
           Impact of assumed conversion of cumulative convertible preferred stock.........            --           6,061
           Net effect of dilutive stock options...........................................            --              26
                                                                                             -------------- --------------
              Weighted average common and common equivalent shares........................         21,401         30,453
                                                                                             ============== ==============
           Net earnings (loss) per share--basic............................................  $      (1.48)  $       0.22
                                                                                             ============== ==============
           Net earnings (loss) per share--diluted..........................................  $      (1.48)  $       0.20
                                                                                             ============== ==============


      5. Mortgage Assets

         Mortgage Assets consist of investment securities available-for-sale, mortgage loans held-for-investment, CMO collateral and finance receivables. At March 31, 2000 and December 31, 1999, Mortgage Assets consisted of the following (in thousands):

                                                                                         March 31,          December 31,
                                                                                            2000                1999
                                                                                      ----------------    ----------------

      Investment securities available-for-sale:
               Subordinated securities collateralized by mortgages                    $       69,950      $       94,985
               Subordinated securities collateralized by other loans                           5,710               5,633
               Net unrealized losses                                                            (427)             (7,412)
                                                                                      ----------------    ----------------
                    Carrying value of investment securities available-for-sale                75,233              93,206
                                                                                      ----------------    ----------------
      Loan Receivables:
      CMO collateral--
               CMO collateral, unpaid principal balance                                    1,237,539             908,987
               Unamortized net premiums on loans                                              28,214              28,797
               Securitization expenses                                                        16,574              11,893
                                                                                      ----------------    ----------------
                    Carrying value of CMO collateral                                       1,282,327             949,677

      Finance receivables--
               Due from affiliates                                                           101,152              67,416
               Due from other mortgage banking companies                                     121,028             129,703
                                                                                      ----------------    ----------------
                    Carrying value of finance receivables                                    222,180             197,119

      Mortgage loans held-for-investment--
               Mortgage loans held-for-investment, unpaid principal balance                   15,124             361,394
               Unamortized net premiums (discounts) on loans                                  (3,118)              2,041
                                                                                      ----------------    ----------------
                    Carrying value of mortgage loans held-for-investment                      12,006             363,435
                                                                                      ----------------    ----------------

                    Carrying value of Gross Loan Receivables                               1,516,513           1,510,231
                    Allowance for loan losses                                                (12,768)             (4,029)
                                                                                      ----------------    ----------------
                    Carrying value of Net Loan Receivables                                 1,503,745           1,506,202
                                                                                      ----------------    ----------------

                     Total carrying value of Mortgage Assets                          $    1,578,978      $    1,599,408
                                                                                      ================    ================

      6. Segment Reporting

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

         The following table shows the Company's reporting segments as of and for the three months ended March 31, 2000 (in thousands):


                                              Long-Term        Warehouse
                                              Investment        Lending                      Intercompany
                                              Operations       Operations     Other (b)     Elimination (c)    Consolidated
                                           ----------------  -------------  ------------   ----------------  ----------------

   Balance Sheet Items:

          CMO collateral                   $     1,282,327   $         --   $        --    $           --    $    1,282,327
          Total assets                           1,514,899        274,599            --          (136,270)        1,653,228
          Total stockholders' equity               283,210         52,069            --          (123,629)          211,650

      Income Statement Items:

          Interest income                  $        26,079   $     10,933   $        --    $       (2,872)   $       34,140
          Interest expense                          23,238          7,359            --            (2,872)           27,725
          Equity interest in net earnings
             of IFC (a)                                 --             --            --               408               408
          Net earnings (loss)                      (34,687)         3,386            --               408           (30,893)


         The following table shows the Company's reporting segments as of and for the three months ended March 31, 1999 (in thousands):

                                              Long-Term        Warehouse
                                              Investment        Lending                      Intercompany
                                              Operations       Operations     Other (b)     Elimination (c)    Consolidated
                                           ----------------  -------------  ------------   ----------------  ----------------

   Balance Sheet Items:

          CMO collateral                   $     1,217,289   $         --   $        --    $           --    $    1,217,289
          Total assets                           1,487,795        273,699         5,442          (134,909)        1,632,027
          Total stockholders' equity               291,567         40,486           658           (84,963)          247,748

      Income Statement Items :

          Interest income                  $        24,879   $      6,343   $        17    $         (840)   $       30,399
          Interest expense                          18,493          4,496             4              (840)           22,153
          Equity interest in net earnings
             of IFC (a)                                 --             --            --             1,090             1,090
          Net earnings                               2,105          1,741            43             2,306             6,195


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
                                                       BALANCE SHEETS

                                                                                            March 31,        December 31,
                                                                                               2000              1999
                                                                                        -----------------  ----------------
                                          ASSETS
      Cash                                                                              $        12,863    $        8,805
      Investment securities available-for-sale                                                    1,813             1,887
      Investment securities available-for-trading                                                   138                --
      Mortgage loans held-for-sale                                                              103,187            68,084
      Mortgage servicing rights                                                                  15,499            15,621
      Premises and equipment, net                                                                 4,172             3,575
      Due from affiliates                                                                         1,220             4,307
      Accrued interest receivable                                                                   333                48
      Other assets                                                                                9,907            13,919
                                                                                        -----------------  ----------------
               Total assets                                                             $       149,132    $      116,246
                                                                                        =================  ================

                            LIABILITIES AND SHAREHOLDERS' EQUITY

      Borrowings from IWLG                                                              $       101,150    $       66,125
      Other borrowings                                                                               82               181
      Due to affiliates                                                                          14,500            14,500
      Deferred revenue                                                                            6,307             7,635
      Accrued interest expense                                                                    1,047               843
      Other liabilities                                                                           7,978             9,414
                                                                                        -----------------  ----------------
               Total liabilities                                                                131,064            98,698
                                                                                        -----------------  ----------------

      Shareholders' Equity:
      Preferred stock                                                                            18,053            18,053
      Common stock                                                                                  182               182
      Accumulated deficit                                                                          (107)             (520)
      Accumulated other comprehensive loss                                                          (60)             (167)
                                                                                        -----------------  ----------------
             Total shareholders' equity                                                          18,068            17,548
                                                                                        -----------------  ----------------
               Total liabilities and shareholders' equity                               $       149,132    $      116,246
                                                                                        =================  ================


                            STATEMENTS OF OPERATIONS


                                                                                            For the Three Months
                                                                                              Ended March 31,

                                                                                     ---------------------------------
                                                                                          2000             1999
                                                                                     ---------------  ----------------
Interest income..................................................................    $       4,945    $        4,833
Interest expense.................................................................            5,660             4,746
                                                                                     ---------------  ----------------
  Net interest income (loss)                                                                  (715)               87

Gain on sale of loans............................................................            5,221             5,007
Loan servicing income............................................................            1,536             2,141
Other non-interest income........................................................               23               339
                                                                                     ---------------  ----------------
   Total non-interest income.....................................................            6,780             7,487

Personnel expense................................................................            2,322             1,790
General and administrative and other expense.....................................            1,771             1,196
Amortization of mortgage servicing rights........................................            1,192             1,427
Provision for repurchases........................................................               64                20
Write-down on investment securities available-for-sale...........................               --               559
Loss on sale of mortgage servicing rights........................................               --               567
                                                                                     ---------------  ----------------
   Total non-interest expense....................................................            5,349             5,559
                                                                                     ---------------  ----------------
   Net earnings before income taxes..............................................              716             2,015
Income taxes.....................................................................              304               914
                                                                                     ---------------  ----------------
   Net earnings..................................................................    $         412    $        1,101
                                                                                     ===============  ================


      8. Stockholders' Equity

         In February 2000, the Series B Preferred Stock was exchanged for Series C Preferred Stock and the conversion rate was adjusted to $4.72 per share convertible into 5.29661 shares of Common Stock or an aggregate of 6,355,932 shares of Common Stock.

         On March 30, 2000, the Company declared a first quarter cash dividend on common stock of $2.6 million, or $0.12 per share. This dividend was paid on April 20, 2000 to common stockholders of record on April 10, 2000.

         On March 30, 2000, the Company declared a first quarter cash dividend of $788,000 or $0.65625 per share to series C preferred stockholders. This dividend was paid on April 25, 2000.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

         Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "should," "anticipate," "estimate," or "believe" or the negatives thereof or other variations thereon or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause a difference to occur include the rate of growth and expansion of the Company's new divisions, any delays with respect to the acquisition of the thrift and loan, the availability of suitable opportunities for the acquisition, ownership and disposition of Mortgage Assets (which depend on the type of Mortgage Asset involved) and yields available from time to time on such Mortgage Assets, interest rates, changes in estimates of book basis and tax basis earnings, fluctuations and increase in prepayment rates, the availability of suitable financing and investments, trends in the economy which affect confidence and demand on the Company's portfolio of Mortgage Assets and other factors referenced in this report and other reports filed by the Company with the SEC, including its Annual Report on Form 10-K.

      SIGNIFICANT TRANSACTIONS

      Exchange of Series B Cumulative Convertible Preferred Stock for Series C Cumulative Convertible Preferred Stock

         In February 2000, all shares of Series B 10.5% Cumulative Convertible Preferred Stock ("Series B Preferred Stock") were exchanged for Series C 10.5% Cumulative Convertible Preferred Stock ("Series C Preferred Stock") and the conversion rate was adjusted to $4.72 per share convertible into
      5.29661 shares of Common Stock or an aggregate of 6,355,932 shares of Common Stock. Other than the foregoing, the Series C Preferred Stock has the same rights, preferences and privileges as the Series B Preferred Stock.

      Collateralized Mortgage Obligations ("CMOs")

         The Company issued a CMO during the first three months of 2000 for $452.0 million, which was collateralized by $428.1 million of adjustable-rate mortgages and $27.6 million of fixed-rate mortgages. The issuance of CMOs provides the Company with immediate liquidity, a locked-in net interest rate spread and eliminates the Company's exposure to margin calls on such loans.

      Definitive Agreement to Acquire a California Thrift and Loan

         The Company submitted a new application to state and federal regulatory agencies in February 2000. The new application was modified from the prior application in several key areas and to more clearly define the Bank as a stand-alone operation that is not reliant upon the Company for its success. The new Bank plan provides for the marketing of the Bank's unique loan products, which will include mortgages, consumer equity loans and loans on small commercial and multi-family properties. On May 8, 2000, the FDIC notified the Company that they were extending to July 13, 2000, their time to process the Company's application. In the event that the Company is unsuccessful in its efforts to obtain the Bank charter, management believes that it will have no adverse impact on the future profitability of the Company.

      BUSINESS OPERATIONS

         Long-Term Investment Operations: During the first three months of 2000, the Long-Term Investment Operations, conducted by IMH and IMH Assets, acquired $40.3 million of mortgages from IFC as compared to $202.0 million of mortgages acquired during the same period in 1999. Mortgages purchased by the Long-Term Investment Operations during the first three months of 2000 consisted of $33.4 million of adjustable-rate mortgages ("ARMs") secured by first liens on residential property and $20.9 million of fixed-rate mortgages ("FRMs") primarily secured by second trust deeds on residential property. During the first three months of 2000, IMH Assets issued CMOs totaling $452.0 million as compared to CMOs totaling $183.1 million during the same period in 1999. As of March 31, 2000, the Long-Term Investment Operations' portfolio of mortgage loans consisted of $1.3 billion of mortgage loans held in trust as collateral for CMOs and $12.0 million of mortgage loans held-for-investment, of which approximately 32% were FRMs and 68% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of mortgage loans was 9.09% at March 31, 2000 with a weighted average margin of 4.21%. The portfolio of mortgage loans included 79% of "A" credit quality, non-conforming mortgage loans and 21% of "B" and "C" credit quality, non-conforming mortgage loans, as defined by the Company. During the first three months of 2000, the Long-Term Investment Operations acquired no securities from IFC as compared to $9.1 million during the same period in 1999. These securities were generated primarily from the periodic issuance of real estate mortgage investment conduits ("REMICs") by IFC. As of March 31, 2000, the Long-Term Investment Operations had $75.2 million of investment securities available-for-sale.

         Conduit Operations: The Conduit Operations, conducted by IFC, continues to support the Long-Term Investment Operations of the Company by supplying IMH and IMH Assets with mortgages for IMH's long-term investment portfolio. In acting as the mortgage conduit for the Company, IFC's mortgage acquisitions increased 81% to $458.8 million during the three months of 2000 as compared to $253.8 million of mortgages acquired during the same period in 1999. IFC sold whole loans to third party investors or securitized $295.9 million, which contributed to the gain on sale of loans of $5.2 million, during the first three months of 2000. This compares to whole loan sales or securitizations to third party investors of $163.0 million, resulting in gain on sale of loans of $5.0 million, during the same period in 1999. Of the $295.9 million of whole loan sales and securitizations during the first three months of 2000, IFC issued one REMIC for $271.7 million. IFC had deferred income of $6.3 million at March 31, 2000 as compared to $7.6 million at December 31, 1999. Deferred income results from the sale of mortgages to IMH, which are deferred and amortized or accreted over the estimated life of the loans. During the first three months of 2000, IFC sold $40.2 million in principal balance of mortgages to IMH as compared to $198.8 million during the first three months of 1999. IFC's master servicing portfolio increased 4% to $2.9 billion at March 31, 2000 as compared to $2.8 billion at March 31, 1999. The loan delinquency rate of mortgages in IFC's servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 4.33% at March 31, 2000 as compared to 4.37%, 5.28%, 6.18%, and 5.66% for the last four quarter-end periods.

         Warehouse Lending Operations: At March 31, 2000, the Warehouse Lending Operations, conducted by IWLG, had $1.5 billion of warehouse lines of credit available to 55 borrowers, of which $222.4 million was outstanding thereunder, after elimination of borrowings with the Long-Term Investment Operations, including $101.2 million outstanding to IFC.

      RESULTS OF OPERATIONS--
      IMPAC MORTGAGE HOLDINGS, INC.

      For the Three Months Ended March 31, 2000 as compared to the Three Months Ended March 31, 1999

      Results of Operations

          The Company recorded a net loss of $(30.9) million, or $(1.48) per diluted common share, during the first quarter of 2000 as compared to net earnings of $6.2 million, or $0.20 per diluted common share, during the first quarter of 1999. However, during the first quarter of 2000, the Company recognized non-recurring and non-cash charges ("non-cash charges") of (1) $11.9 million to substantially increase the allowance for loan losses related to loans held-for-investment and CMO collateral to $12.8 million at March 31, 2000 and (2) $23.4 million on its investment securities available-for-sale. The non-cash charges for the first quarter of 2000 were primarily related to the write-off of an investment in high loan-to-value ("HLTV") second trust deeds acquired in 1997 as a result of higher than expected delinquencies and losses in the HLTV portfolio. After 1997, the Company did not acquire or invest in these HLTV mortgage assets. However, because of the high incidence of bankruptcies and increasing delinquencies, the Company determined that it was necessary to dramatically increase its current allowance for loan losses and completely write-off an investment security backed by such loans. Prior to the recognition of non-cash charges, the Company's operating earnings were $4.4 million, or $0.16 per diluted common share, as compared to net earnings of $6.2 million, or $0.20 per diluted common share, for the first quarter of 1999. The write-offs will significantly reduce the Company's exposure to HLTV loans, as management believes the addition to the allowance for loan losses is sufficient to absorb losses in the HLTV portfolio based on increased levels of loss and delinquency, which occurred during the first quarter of 2000. The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables, which includes loans held-for-investment, CMO collateral and finance receivables, increased 211% to 0.84% at March 31, 2000 as compared to 0.27% at December 31, 1999.

         The Company's warehouse lending and mortgage operations continue to operate profitably and generate positive cash flows. Total average outstanding finance receivables increased 26% to $318.3 million during the first quarter of 2000 as compared to $253.4 million during the first quarter of 1999. The majority of the increase in average outstanding finance receivables was with non-affiliated companies which increased 58% to $109.6 million during the first quarter of 2000 as compared to $69.5 million during the first quarter of 1999. IWLG continued to provide a consistent contribution to net earnings and earnings per share during the first quarter of 2000. During the first quarter of 2000, IWLG's contribution to earnings and earnings per diluted share was approximately $2.5 million and $0.09, respectively, as compared to approximately $1.7 million and $0.06, respectively, during the first quarter of 1999. The Company expects that IWLG will continue to add to its customer base, increase its warehouse line commitments and increase average daily outstanding balances throughout the remainder of the year. In addition, total loan production at IFC remained strong as production increased 81% to $458.8 million during the first quarter of 2000 as compared to $253.8 million during the first quarter of 1999. IFC exceeded production goals for the first quarter of 2000 and, absent any significant market changes, the Company expects that it will meet production goals for the remainder of the year. The roll out of IFC's automated underwriting and loan approval system, called Impac Direct Access System for Lending ("IDASL"), to IFC's customers during 2000 is intended to further enhance IFC's production capacity without increasing current staff levels.

          Total assets were $1.7 billion at March 31, 2000 and at December 31, 1999. The Company's ratio of debt to equity ("Leverage Ratio") increased to 6.8:1 at March 31, 2000 as compared to 6.0:1 at December 31, 1999 as stockholders' equity decreased to $211.7 million as compared to $238.8 million, respectively. Stockholders' equity decreased as the Company recorded $35.3 million of non-cash charges during the first quarter of 2000. Excluding non-cash charges, diluted book value (calculated by including preferred stock conversion rights of 6.4 million common shares) increased 3% to $8.90 per common share at March 31, 2000 as compared to $8.60 per common share at December 31, 1999. The recognition of non-cash charges decreased diluted book value by 14% to $7.63 per common share at March 31, 2000. The combined liquidity of the Company and IFC was $34.5 million at March 31, 2000 as compared to $29.0 million at December 31, 1999.

         During the first quarter of 2000, the Company announced a common stock dividend of $0.12 payable to its stockholders on April 20, 2000 for stockholders of record on April 10, 2000. The payment of the common stock dividend was greater than previously anticipated. The Company's Board of Directors recognizes its commitment to stockholders to continue to pay a common stock dividend while the Company's management team continues to make every effort to increase common stock dividends in the future.

      Net Interest Income

         Net interest income decreased 22% to $6.4 million during the first quarter of 2000 as compared to $8.2 million during the first quarter of 1999. The decrease in net interest income during the first quarter of 2000 was primarily the result of higher CMO borrowing costs due to an increase in one-month London interbank offered rate ("LIBOR"), which is the index used to reprice the Company's adjustable-rate CMO borrowings. One-month LIBOR increased during the first quarter of 2000 as a result of the Federal Reserve Bank increasing short-term interest rates. One-month LIBOR averaged 5.92% during the first quarter of 2000 as compared to 4.95% during the first quarter of 1999. In addition, January's borrowing costs were higher than expected because of Year 2000 concerns. One-month LIBOR on December 23, 1999, the contractual effective repricing date of CMO borrowings for January 2000, was 6.48%. By December 30, 1999, one-month LIBOR decreased 66 basis points to 5.82% and averaged 5.81% in January
      2000. Total interest income earned on Mortgage Assets increased 13% to $33.6 million during the first quarter of 2000 as compared to $29.7 million during the first quarter of 1999 as average Mortgage Assets increased 10% to $1.737 billion as compared to $1.584 billion, respectively. Mortgage Assets are comprised of mortgage loans held-for-investment, CMO collateral, finance receivables and investment securities available-for-sale. The increase in average Mortgage Assets during the first quarter of 2000 was primarily the result of an increase in average finance receivables and average CMO collateral of $64.9 million and $28.0 million, respectively. Average finance receivables increased during the first quarter of 2000 as the Warehouse Lending Operations, IWLG, expanded its business. The increase in average CMO collateral was due to the completion of a $452.0 million CMO in January of 2000, which was collateralized by $455.7 million of mortgage loans. The yield on average Mortgage Assets during the first quarter of 2000 was 7.74% as compared to 7.50% during the first quarter of 1999. Total interest expense on borrowings on Mortgage Assets increased 25% to $27.4 million during the first quarter of 2000 as compared to $21.9 million during the first quarter of 1999. The increase in interest expense on borrowings on Mortgage Assets was primarily due to the aforementioned increase in short-term interest rates, which resulted in an increase in yield to 7.07% during the first quarter of 2000 as compared to a yield of 6.34% during the first quarter of 1999. Net interest margin decreased to 1.43% during the first quarter of 2000 as compared to 1.96% during the first quarter of 1999 also primarily due to higher borrowing costs.

         The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the first quarters of 2000 and 1999 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                           For the Three Months                For the Three Months
                                                           Ended March 31, 2000                Ended March 31, 1999
                                                    ------------------------------------   ------------------------------------
                                                       Average                 Weighted      Average                 Weighted
                                                       Balance     Interest   Avg. Yield     Balance     Interest   Avg. Yield
                                                    ------------  ---------- -----------  ------------  ---------- ------------

           MORTGAGE ASSETS
   Investment securities available-for-sale:
     Securities collateralized by mortgages         $     87,875  $    2,879     13.10 %  $     92,576  $    3,102      13.40 %
     Securities collateralized by other loans              5,660         203     14.35           7,911         223      11.28
                                                    ------------  ----------              ------------  ----------
  Total investment securities available-for-sale          93,535       3,082     13.18         100,487       3,325      13.24
                                                    ------------  ----------              ------------  ----------
      Loan receivables:
      CMO collateral                                   1,204,818      20,155      6.69       1,176,853      20,009       6.80
      Mortgage loans held-for-investment                 119,878       2,335      7.79          53,376         802       6.01
      Finance receivables:
        Affiliated                                       208,727       5,176      9.92         183,941       3,984       8.66
        Non-affiliated                                   109,591       2,843     10.38          69,495       1,567       9.02
                                                    ------------  ----------              ------------  ----------
           Total finance receivables                     318,318       8,019     10.08         253,436       5,551       8.76
                                                    ------------  ----------              ------------  ----------
              Total Loan Receivables                   1,643,014      30,509      7.43       1,483,665      26,362       7.11
                                                    ------------  ----------              ------------  ----------
           Total Mortgage Assets                    $  1,736,549  $   33,591      7.74 %  $  1,584,152  $   29,687       7.50 %
                                                    ============  ==========              ============  ==========

                       BORROWINGS

      CMO borrowings                                $  1,101,898  $   19,131      6.94 %  $  1,078,797  $   17,081       6.33 %
      Reverse repurchase agreements - mortgages          415,798       7,352      7.07         281,471       4,447       6.32
      Borrowings secured by investment securities
         available-for-sale                               30,271         885     11.69          22,992         380       6.61
                                                    ------------  ----------              ------------  ----------
           Total borrowings on Mortgage Assets      $  1,547,967  $   27,368      7.07 %  $  1,383,260  $   21,908       6.34 %
                                                    ============  ==========              ============  ==========

      Net Interest Spread                                                         0.67 %                                 1.16 %

      Net Interest Margin                                                         1.43 %                                 1.96 %

         Interest Income on Mortgage Assets

         Interest income on CMO collateral increased 1% to $20.2 million during the first quarter of 2000 as compared to $20.0 million during the first quarter of 1999 as average CMO collateral increased to $1.205 billion as compared to $1.177 billion, respectively. The Long-Term Investment Operations issued CMOs totaling $567.0 million since the end of the first quarter of 2000 while total principal prepayments on CMOs since the end of the first quarter of 1999 were $425.8 million. An increase in mortgage rates during the first quarter of 2000 and an increase in IFC's loan production with prepayment penalties has contributed to greater stability in prepayments. During the first quarter of 2000, constant prepayment rates ("CPR") on CMO collateral was 23% CPR as compared to 40% CPR during the first quarter of 1999. Due to IFC's correspondent agreements and increased levels of prepayment penalties, subsequent CMO collateral acquired by the Long-Term Investment Operations from IFC should contribute to a reduction in prepayment rates and stability of earnings. The weighted average yield on CMO collateral decreased to 6.69% during the first quarter of 2000 as compared to 6.80% during the first quarter of 1999 primarily due to increased delinquencies and losses related to HLTV loans in the CMO portfolio. The Company significantly increased its allowance for loan losses to provide for adequate levels of protection against expected losses in the Company's CMO portfolio. Refer to "Provision for Loan Losses" for additional detail.

         Interest income on mortgage loans held-for-investment increased to $2.3 million during the first quarter of 2000 as compared to $802,000 during the first quarter of 1999 as average mortgage loans held-for-investment increased to $119.9 million as compared to $53.4 million, respectively. Average mortgage loans held-for-investment increased primarily as mortgage loans acquired by the Long-Term Investment Operations increased to $355.2 million during the fourth quarter of 1999 in anticipation of the issuance of a CMO in the first quarter of 2000. The weighted average yield on mortgage loans held-for-investment increased to 7.79% during the first quarter of 2000 as compared to 6.01% during the first quarter of 1999. The increase in the weighted average yield was primarily due to the acquisition of higher-yielding mortgage loans from IFC, which reflected an increase in mortgage rates.

         Interest income on finance receivables increased 43% to $8.0 million during the first quarter of 2000 as compared to $5.6 million during the first quarter of 1999 as average finance receivables increased 26% to $318.3 million as compared to $253.4 million, respectively. Average finance receivables to affiliated companies increased 13% to $208.7 million during the first quarter of 2000 as compared to $183.9 million during the first quarter of 1999 as IFC's mortgage loan acquisitions increased to $458.8 million as compared to $253.8 million, respectively. As such, interest income on finance receivables to affiliates increased 30% to $5.2 million during the first quarter of 2000 as compared to $4.0 million during the first quarter of 1999. The weighted average yield on affiliated finance receivables increased to 9.92% during the first quarter of 2000 as compared to 8.66% during the first quarter of 1999 primarily due to an increase in Bank of America's prime rate ("prime"), which is the index used to determine interest rates on finance receivables. Interest income on finance receivables to non-affiliated mortgage banking companies increased 75% to $2.8 million during the first quarter of 2000 as compared to $1.6 million during the first quarter of 1999 as average finance receivables outstanding to non-affiliated mortgage banking companies increased 58% to $109.6 million as compared to $69.5 million, respectively. Average finance receivables to non-affiliates increased during the first quarter of 2000 as compared to the first quarter of 1999 primarily due to IWLG's business expansion. The weighted average yield on non-affiliated finance receivables increased to 10.38% during the first quarter of 2000 as compared to 9.02% during the first quarter of 1999 primarily due to an increase in the prime rate. The average prime rate increased to 8.83% during the first quarter of 2000 as compared to 7.75% during the first quarter of 1999.

         Interest income on investment securities available-for-sale decreased 6% to $3.1 million during the first quarter of 2000 as compared to $3.3 million during the first quarter of 1999 as average investment securities available-for-sale, net of securities valuation allowance, decreased 7% to $93.5 million as compared to $100.5 million, respectively. Average securities available-for-sale decreased as the Long-Term Investment Operations did not purchase and retain mortgage-backed securities during the first three months of 2000 as compared to $9.1 million during the first three months of 1999. The weighted average yield on investment securities available-for-sale remained relatively constant at 13.18% during the first quarter of 2000 as compared to 13.24% during the first quarter of 1999.

         Interest Expense on Mortgage Assets

         Interest expense on CMO borrowings increased 12% to $19.1 million during the first quarter of 2000 as compared to $17.1 million during the first quarter of 1999 as average borrowings on CMO collateral increased 2% to $1.102 billion as compared to $1.079 billion, respectively. Interest expense increased during the first quarter of 2000 as compared to the first quarter of 1999 due to higher CMO borrowing costs. One-month LIBOR, which is the index used to reprice the Company's adjustable-rate CMO borrowings, increased as a result of the Federal Reserve Bank increasing short-term interest rates. One-month LIBOR on December 23, 1999, the contractual effective repricing date of CMO borrowings for January 2000, was 6.48%. By December 30, 1999, one-month LIBOR decreased 66 basis points to 5.82% and averaged 5.81% in January 2000. The weighted average yield of CMO borrowings increased to 6.94% during the first quarter of 2000 as compared to 6.33% during the first quarter of 1999 as average one-month LIBOR increased to 5.92% as compared to 4.95%, respectively.

         Interest  expense on  reverse  repurchase  agreements  used to fund the acquisition of mortgage loans and finance receivables increased 68% to $7.4 million during the first quarter of 2000 as compared to $4.4 million during the first quarter of 1999 as average reverse repurchase agreements increased 48% to $415.8 million as compared to $281.5 million, respectively. These increases were primarily the result of an increase in finance receivables made to non-affiliates due to the expansion of business by the Warehouse Lending Operations. The weighted average yield on reverse repurchase agreements increased to 7.07% during the first quarter of 2000 as compared 6.32% during the first quarter of 1999 due to an increase in one-month LIBOR, which is the interest rate index of these instruments.

         The Company also uses mortgage-backed securities as collateral to borrow and fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. Interest expense on borrowings secured by investment securities available-for-sale increased 133% to $885,000 during the first quarter of 2000 as compared to $380,000 during the first quarter of 1999 as the average balance on these borrowings increased 32% to $30.3 million as compared to $23.0 million, respectively. The weighted average yield of these borrowings increased to 11.69% during the first quarter of 2000 as compared 6.61% during the first quarter of 1999 primarily as the Company re-securitized a portion of its investment securities available-for-sale portfolio with long-term financing, as opposed to short-term reverse repurchase financing which is subject to margin calls. The Company did not have any short-term reverse repurchase financing outstanding at March 31, 2000 and December 31, 1999.

      Provision for Loan Losses

         As a result of the performance of the Company's HLTV portfolio during the first quarter of 2000, the Company significantly increased its provision for loan losses. The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables, which includes loans held-for-investment, CMO collateral and finance receivables, increased 211% to 0.84% at March 31, 2000 as compared to 0.27% at December 31, 1999. The Company recorded net loan loss provisions of $13.2 million during the first quarter of 2000 as compared to $1.5 million during the first quarter of 1999. Net loan loss provisions during the first quarter of 2000 includes an additional $11.9 million provision for loan losses to increase the Company's allowance for loan losses and to provide for losses within the HLTV portfolio, which is based on increased levels of loss and delinquency which occurred during the first quarter of 2000, and to provide for the bulk sale of delinquent loans.

         Due to higher than anticipated losses in the HLTV portfolio during the first quarter of 2000, the allowance for loan losses needed to be increased to provide for adequate levels of protection against expected losses in the Company's loan portfolios. The provision for loan losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

      Non-Interest Income

         Non-interest income decreased to $1.4 million during the first quarter of 2000 as compared to $1.7 million during the first quarter of 1999 primarily due to a decrease in equity in net earnings of IFC. The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC.

         Equity in Net Earnings of IFC

         Equity in net earnings of IFC decreased to $408,000 during the first quarter of 2000 as compared to $1.1 million during the first quarter of 1999 as IFC's net earnings decreased primarily due to a reduction of $802,000 in net interest income (loss) and by $605,000 in loan servicing income.

         Net interest income (loss) at IFC. IFC's net interest income (loss) decreased to a loss of $(715,000) during the first quarter of 2000 as compared to income of $87,000 during the first quarter of 1999 primarily as a result of an increase in borrowing costs due to an overall increase in the prime rate and the spread charged by the warehouse lender. The average prime rate increased to 8.83% during the first quarter of 2000 as compared to 7.75% during the first quarter of 1999.

         Non-interest income at IFC. IFC's non-interest income decreased to $6.8 million during the first quarter of 2000 as compared to $7.5 million during the first quarter of 1999. The decrease in non-interest income was primarily due to a 29% decrease in loan servicing income to $1.5 million during the first quarter of 2000 as compared to $2.1 million during the first quarter of 1999. The decrease in loan servicing income during the first quarter of 2000 was primarily due to the smaller number of loans whereby IFC owned mortgage servicing rights ("MSRs"), as (1) $1.5 billion of mortgage loans were sold on a servicing released basis throughout 1999 and (2) $784.3 million of MSRs were sold in 1999. However, the decrease in MSRs was partially offset by the completion of a REMIC transaction of $271.7 million, which was sold on a servicing retained basis, during the first quarter of 2000 and a decrease in CPR on the overall servicing portfolio to 16% CPR during the first quarter of 2000 as compared to 34% CPR during the first quarter of 1999.

      Non-Interest Expense

         During the first quarter of 2000, non-interest expense decreased to $5.3 million as compared to $5.6 million during the first quarter of 1999 primarily due to a $567,000 decrease in loss on sale of MSR's, a $559,000 decrease in write-down of investment securities and a decrease of $235,000 in amortization of MSRs. Excluding impairment and amortization of MSRs and write-down of investment securities, non-interest expense increased 40% to $4.2 million during the first quarter of 2000 as compared to $3.0 million during the first quarter of 1999 primarily as a result of an increase in personnel expense. During the first quarter of 2000, personnel expense increased 30% as compared to the first quarter of 1999 as a result of a 23% increase in staff levels to 170 employees at March 31, 2000 as compared to 138 employees at March 31, 1999 due to increased loan production. Staff levels were higher during the first quarter of 2000 as IFC reduced staff during the fourth quarter of 1998 in anticipation of lower production volumes during the first quarter of 1999 as a result of the deterioration of the mortgage-backed securitization market during the latter half of 1998. IFC has increased staff levels since the second quarter of 1999 as production volumes have steadily increased.

      LIQUIDITY AND CAPITAL RESOURCES

      Overview

          Historically, the Company's business operations are primarily funded from monthly interest and principal payments from its mortgage loan and investment securities portfolios, adjustable- and fixed-rate CMO financing, reverse repurchase agreements secured by mortgage loans, borrowings secured by mortgage-backed securities, proceeds from the sale of mortgage loans and the issuance of REMICs and proceeds from the issuance of Common Stock through secondary stock offerings, Dividend Reinvestment and Stock Purchase Plan ("DRSPP"), and its structured equity shelf program ("SES Program"). The acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, reverse repurchase agreements, CMO financing, and proceeds from the sale of Common Stock. The issuance of CMO financing provides the Long-Term Investment Operations with immediate liquidity, a locked-in interest rate spread and eliminates the Company's exposure to margin calls on such loans. The acquisition of mortgage loans by the Conduit Operations are funded from reverse repurchase agreements, the sale of mortgage loans and mortgage-backed securities and the issuance of REMICs. Short-term warehouse financing, finance receivables, provided by the Warehouse Lending Operations are primarily funded from reverse repurchase agreements. During the first quarter of 2000, the Company issued no new shares of Common Stock through stock offerings, through its SES Program, or through its DRSPP.

          The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. The Company believes that current liquidity levels, available financing facilities and additional liquidity provided by operating activities will adequately provide for the Company's projected funding needs, asset growth and the payment of dividends for the near term. The Company is continuously exploring alternatives for increasing liquidity and monitors current and future cash requirements through its asset/liability committee ("ALCO"). However, no assurances can be given that such alternatives will be available, or if available, under comparable rates and terms as currently exist.

      Long-Term Investment Operations

      Primary Source of Funds

         The Long-Term Investment Operations uses CMO borrowings to finance substantially its entire mortgage loan portfolio. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. For the first three months of 2000, the Company issued a CMO totaling $452.0 million that were collateralized by $455.7 million of residential mortgages. At March 31, 2000, the Long-Term Investment Operations had $1.2 billion of CMO borrowings used to finance $1.3 billion of CMO collateral. During the first three months of 2000, total principal reductions on CMO collateral provided liquidity of $70.8 million.

         The Long-Term Investment Operations may pledge mortgage-backed securities as collateral to borrow funds under reverse repurchase agreements. The terms under these reverse repurchase agreements are generally for 30 days with interest rates ranging from the one-month LIBOR plus a spread depending on the type of collateral provided. As of March 31, 2000, the Long-Term Investment Operations had no amounts outstanding under reverse repurchase agreements secured by investment securities available-for-sale.

      Primary Use of Funds

         During the first three months of 2000, the Long-Term Investment Operations acquired $40.2 million in principal balance of mortgage loans from IFC.

         During the first three months of 2000, the Company paid common and preferred stock dividends of $3.6 million.

      Warehouse Lending Operations

      Primary Source of Funds

         The Warehouse Lending Operations finances the acquisition of mortgage loans by the Long-Term Investment Operations and Conduit Operations primarily through borrowings on reverse repurchase agreements with third party lenders. IWLG has obtained reverse repurchase facilities from major investment banks to provide financing as needed. Terms of the reverse repurchase agreements require that the mortgages be held by an independent third party custodian giving the Warehouse Lending Operations the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates vary from 85 basis points to 200 basis points over one-month LIBOR, depending on the type of collateral provided. The advance rate on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 75% to 101% of the fair market value of the collateral. At March 31, 2000, the Warehouse Lending Operations had $222.4 million outstanding on uncommitted reverse repurchase agreements at a rate of one-month LIBOR plus 0.85% to 2.00%.

      Primary Use of Funds

         During the first three months of 2000, the Warehouse Lending Operations increased outstanding finance receivables by $25.1 million.

      Conduit Operations

      Primary Source of Funds

         The Conduit Operations has entered into reverse repurchase agreements to obtain financing of up to $1.1 billion from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that IFC accumulates mortgage loans and until the mortgage loans are securitized and sold. The margins on the reverse repurchase agreements are based on the type of collateral provided and generally range from 95% to 100% of the fair market value of the collateral. During the first quarter of 2000, the interest rates on the borrowings were indexed to prime plus 1.00%, which was 9.00% at March 31, 2000. At March 31, 2000, the Conduit Operations had $101.2 million outstanding under the reverse repurchase agreements.

         During the first three months of 2000, the Conduit Operations sold $295.9 million in principal balance of mortgage loans to third party investors. In addition, IFC sold $40.2 million in principal balance of mortgage loans to the Long-Term Investment Operations during the first three months of 2000. By securitizing and selling loans on a periodic and consistent basis the reverse repurchase agreements were sufficient to handle IFC's liquidity needs during the first three months of 2000.

      Primary Use of Funds

         During the first three months of 2000, the Conduit Operations acquired $458.8 million of mortgage loans.

      Cash Flows

         Operating Activities - During the first three months of 2000, net cash provided by operating activities was $10.2 million.

         Investing Activities - During the first three months of 2000, net cash used in investing activities was $13.4 million. Cash used in investing activities was primarily due to an increase in finance receivables of $25.2 million as the Warehouse Lending Operations expanded its business.

         Financing Activities - During the first three months of 2000, net cash provided by financing activities was $4.7 million. Cash provided by financing activities was primarily due to proceeds from CMO borrowings of $452.0 million, which was mainly offset by repayment of CMO borrowings and reverse repurchase agreements of $443.6 million.

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

      Interest- and Principal-Only Strips. The Company had interest- and principal-only strips of $14.9 million and $35.7 million outstanding at March 31, 2000 and December 31, 1999, respectively. These instruments are carried at the lower of amortized cost or market value at March 31, 2000 and December 31, 1999. The Company values these assets based on the present value of future cash flow streams net of expenses using various assumptions.

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

      ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

      In February 2000, all shares of Series B 10.5% Cumulative Convertible Preferred Stock ("Series B Preferred Stock") were exchanged for Series C 10.5% Cumulative Convertible Preferred Stock ("Series C Preferred Stock") and the conversion rate was adjusted to $4.72 per share convertible into
      5.29661 shares of Common Stock or an aggregate of 6,355,932 shares of Common Stock. Other than the foregoing, the Series C Preferred Stock has the same rights, preferences and privileges as the Series B Preferred Stock.

      ITEM 3: DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

      ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

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

      Date:  May 12, 2000