Form 10-Q
period 2000-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2000-08-14
CIK 1000298

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended June 30, 2000

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

                                                    Name of each exchange on
          Title of each class                         which registered
 --------------------------------------------- ---------------------------------
  Common Stock $0.01 par value                     American Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      On August 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $65.9 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of August 10, 2000 was 21,400,906.

                    Documents incorporated by reference: None

                          IMPAC MORTGAGE HOLDINGS, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                PART I. FINANCIAL INFORMATION
  Item 1.  CONSOLIDATED FINANCIAL STATEMENTS - IMPAC MORTGAGE HOLDINGS, INC.                                       Page #
           AND SUBSIDIARIES                                                                                        ------




           Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999................................      3

           Consolidated Statements of Operations and Comprehensive Earnings (Loss),
           For the Three- and Six Months Ended June 30, 2000 and 1999...........................................      4

           Consolidated Statements of Cash Flows, For the Six Months Ended June 30, 2000 and 1999...............      5

           Notes to Consolidated Financial Statements...........................................................      6

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS............................................................................     13

  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................     27


                                                  PART II. OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS....................................................................................     28

  Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................     28

  Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................     28

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................     28

  Item 5.  OTHER INFORMATION....................................................................................     28

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................     28

           SIGNATURES                                                                                                29


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands, except per share data)

                                                                                            June 30,       December 31,
                                                                                              2000             1999
                                                                                         ----------------  --------------
                                         ASSETS

Cash and cash equivalents.............................................................   $       13,041    $     20,152
Investment securities available-for-sale..............................................           41,612          93,206
Loan Receivables:
   CMO collateral.....................................................................        1,182,125         949,677
   Finance receivables................................................................          296,380         197,119
   Mortgage loans held-for-investment.................................................          126,229         363,435
   Allowance for loan losses..........................................................          (12,867)         (4,029)
                                                                                         ----------------  --------------
        Net loan receivables..........................................................        1,591,867       1,506,202

Investment in Impac Funding Corporation...............................................           16,458          17,372
Due from affiliates...................................................................           14,500          14,500
Accrued interest receivable...........................................................           10,898          11,209
Other real estate owned...............................................................            6,222           8,820
Other assets..........................................................................            5,521           3,969
                                                                                         ----------------  --------------
     Total assets.....................................................................   $    1,700,119    $  1,675,430
                                                                                         ================  ==============
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CMO borrowings........................................................................   $    1,081,738    $    850,817
Reverse repurchase agreements.........................................................          400,100         539,687
Borrowings secured by investment securities available-for-sale........................           25,935          31,333
Senior subordinated debentures........................................................            6,838           6,691
Accrued dividends payable.............................................................            3,356           3,570
Due to affiliates.....................................................................              --            2,945
Other liabilities.....................................................................            1,493           1,543
                                                                                         ----------------  --------------
     Total liabilities................................................................        1,519,460       1,436,586
                                                                                         ----------------  --------------
Stockholders' Equity:
Preferred stock; $.01 par value; 5,100,000 shares authorized; none issued or
   outstanding at June 30, 2000 and December 31, 1999, respectively...................              --              --
Series A junior participating preferred stock, $.01 par value; 2,500,000 shares
   authorized; none issued and outstanding at June 30, 2000 and December 31, 1999.....              --              --
Series B 10.5% cumulative convertible preferred stock, $.01 par value; $30,000 liquidation value; 1,200,000 shares authorized; none and 1,200,000 issued and
   outstanding at June 30, 2000 and December 31, 1999, respectively...................              --               12
Series C 10.5% cumulative convertible preferred stock, $.01 par value; $30,000 liquidation value; 1,200,000 shares authorized; 1,200,000 and none issued and
   outstanding at June 30, 2000 and December 31, 1999, respectively...................               12             --
Common stock; $.01 par value; 50,000,000 shares authorized; 21,400,906 shares
   issued and outstanding at June 30, 2000 and December 31, 1999, respectively........              214             214
Additional paid-in capital............................................................          327,632         327,632
Accumulated other comprehensive earnings (loss).......................................            2,189          (7,579)
Notes receivable from common stock sales..............................................             (900)           (905)
Accumulated deficit:
   Cumulative dividends declared......................................................          (99,830)        (93,080)
   Retained earnings (accumulated deficit)............................................          (48,658)         12,550
                                                                                         ----------------  --------------
      Net accumulated deficit.........................................................         (148,488)        (80,530)
                                                                                         ----------------  --------------
        Total stockholders' equity....................................................          180,659         238,844
                                                                                         ----------------  --------------
        Total liabilities and stockholders' equity....................................   $    1,700,119    $  1,675,430
                                                                                         ================  ==============



            See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        and COMPREHENSIVE EARNINGS (LOSS)
                      (in thousands, except per share data)

                                                                   For the Three Months          For the Six Months
                                                                      Ended June 30,               Ended June 30,
                                                                ---------------------------   --------------------------
                                                                     2000          1999           2000          1999
                                                                ------------- -------------   ------------ -------------
INTEREST INCOME:
   Mortgage Assets............................................. $    34,041    $   29,900     $   67,631   $    59,586
   Other interest income.......................................         489           433          1,039         1,146
                                                                ------------- -------------   ------------ -------------
        Total interest income                                        34,530        30,333         68,670        60,732
                                                                ------------- -------------   ------------ -------------
INTEREST EXPENSE:
   CMO borrowings..............................................      20,578        16,377         39,710        33,458
   Reverse repurchase agreements...............................       7,489         5,032         14,842         9,479
    Borrowings secured by investment
         securities available-for-sale.........................         807           331          1,692           711
   Senior subordinated debentures..............................         316           271            630           278
   Other borrowings............................................           2           159             43           397
                                                                ------------- -------------   ------------ -------------
     Total interest expense....................................      29,192        22,170         56,917        44,323
                                                                ------------- -------------   ------------ -------------
   Net interest income.........................................       5,338         8,163         11,753        16,409
     Provision for loan losses.................................       3,304         1,490         16,488         2,989
                                                                ------------- -------------   ------------ -------------
   Net interest income after provision for loan losses.........       2,034         6,673         (4,735)       13,420

NON-INTEREST INCOME:
   Equity in net earnings (loss) of Impac Funding Corporation..      (1,488)        1,409         (1,080)        2,499
   Loan servicing fees.........................................         176           387            338           854
   Other income................................................         264           223          1,054           376
                                                                ------------- -------------   ------------ -------------
     Total non-interest income (loss)..........................      (1,048)        2,019            312         3,729

NON-INTEREST EXPENSE:
    Write-down on investment securities available-for-sale.....      29,426         1,256         53,404         1,678
   Loss on disposition of other real estate owned..............         880           559          1,307         1,110
   Professional services.......................................         458           559          1,087         1,370
   General and administrative and other expense................         377           271            680           630
   Personnel expense...........................................         160            93            307           212
                                                                ------------- -------------   ------------ -------------
     Total non-interest expense................................      31,301         2,738         56,785         5,000
                                                                ------------- -------------   ------------ -------------
   Net earnings (loss).........................................     (30,315)        5,954        (61,208)       12,149
   Less: Cash dividends on cumulative convertible
        preferred stock........................................        (788)         (788)        (1,575)       (1,676)
                                                                ------------- -------------   ------------ -------------
   Net earnings (loss) available to common stockholders........     (31,103)        5,166        (62,783)       10,473

Other comprehensive earnings (loss):
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period...       5,014        (3,767)        16,100        (1,662)
     Less:  Reclassification of losses included
         in earnings (loss)...................................       (2,338)         (866)        (6,332)         (305)
                                                                ------------- -------------   ------------ -------------
        Net unrealized gain (losses) arising during period.....       2,676        (4,633)         9,768        (1,967)
                                                                ------------- -------------   ------------ -------------
   Comprehensive earnings (loss)............................... $   (27,639)   $    1,321     $  (51,440)  $    10,182
                                                                ============= =============   ============ =============

   Net earnings (loss) per share--basic.........................$     (1.45)   $     0.23     $    (2.93)  $      0.44
                                                                ============= =============   ============ =============
   Net earnings (loss) per share--diluted.......................$     (1.45)   $     0.21     $    (2.93)  $      0.41
                                                                ============= =============   ============ =============


         See accompanying notes to consolidated financial statements.

                       IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)

                                                                                                For the Six Months
                                                                                                  Ended June 30,
                                                                                          -------------------------------
                                                                                               2000            1999
                                                                                          ---------------  --------------

  Cash flows from operating activities:

    Net earnings (loss).................................................................   $    (61,208)   $     12,149
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Equity in net (earnings) loss of Impac Funding Corporation.......................          1,080          (2,499)
       Provision for loan losses........................................................         16,488           2,989
       Amortization of loan premiums and securitization costs...........................          8,393           9,219
       Loss on disposition of other real estate owned...................................          1,307           1,110
       Write-down of investment securities available-for-sale...........................         53,404           1,678
       Net change in accrued interest receivable........................................            311          (1,529)
       Net change in other assets and liabilities.......................................         (4,547)         (6,636)
                                                                                          ---------------  --------------
         Net cash provided by operating activities......................................         15,228          16,481
                                                                                          ---------------  --------------
  Cash flows from investing activities:
    Net change in CMO collateral........................................................         90,785         (30,003)
    Net change in finance receivables...................................................        (99,807)         89,993
    Net change in mortgage loans held-for-investment....................................       (109,472)           (358)
    Proceeds from sale of other real estate owned, net..................................          9,239           5,936
    Purchase of investment securities available-for-sale................................            --           (9,084)
    Sale of investment securities available-for-sale....................................          5,704           3,803
    Net principal reductions on investment securities available-for-sale................          2,088           2,869
                                                                                          ---------------  --------------
         Net cash provided by (used in) investing activities............................       (101,463)         63,156
                                                                                          ---------------  --------------
  Cash flows from financing activities:
    Net change in reverse repurchase agreements and other borrowings....................       (144,838)        (89,509)
    Proceeds from CMO borrowings........................................................        451,950         298,076
    Repayments of CMO borrowings........................................................       (221,029)       (291,421)
    Dividends paid......................................................................         (6,964)        (15,289)
    Repurchase of common stock..........................................................            --           (3,874)
    Proceeds from dividend reinvestment and stock purchase plan.........................            --              928
    Advances to purchase common stock, net of principal reductions......................              5              11
                                                                                          ---------------  --------------
         Net cash provided by (used in) financing activities............................         79,124        (101,078)
                                                                                          ---------------  --------------
  Net change in cash and cash equivalents...............................................         (7,111)        (21,441)
  Cash and cash equivalents at beginning of period......................................         20,152          33,876
                                                                                          ---------------  --------------
  Cash and cash equivalents at end of period............................................   $     13,041    $     12,435
                                                                                          ===============  ==============

  Supplementary information:

    Interest paid.......................................................................   $     52,086    $     45,820

  Non-cash transactions:
    Exchange of Series B preferred stock for Series C preferred stock...................   $     28,658    $        --
    Exchange of common stock for senior subordinated debentures.........................            --            6,448
    Transfer of mortgage loans held-for-investment to CMO collateral....................        337,016             --
    Dividends declared and unpaid.......................................................          3,356           3,515
    Accumulated other comprehensive gain (loss).........................................          9,768          (1,967)
    Loans transferred to other real estate owned........................................          7,948           8,512

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

      1. Basis of Financial Statement Presentation

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The operations of IMH have been presented in the consolidated financial statements for the three- and six- months ended June 30, 2000 and 1999 and include the financial results of IMH's equity interest in net earnings
      (loss) of IFC and IMH Assets, IWLG and Dove as stand-alone entities. The financial results of Dove are only included in the three and six- months ended June 30, 1999. The results of operations of IFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations of the Company as "Equity in net earnings (loss) of Impac Funding Corporation."

      2. Organization

         The Company is a mortgage real estate investment trust (Mortgage REIT) which, together with its subsidiaries and related companies, primarily operates three businesses: (1) the Long-Term Investment Operations, (2)
      the Mortgage Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Mortgage Operations is comprised of the Conduit Operations, which primarily purchases and sells or securitizes non-conforming mortgage loans, and the Wholesale/Retail Lending Operations, which allows brokers and retail customers to access the Company directly to originate, underwrite and fund their loans. The Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. IMH is organized as a REIT for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level, provided that the Company distributes 95% of its taxable income to common stockholders.

         Long-Term Investment Operations

         The Long-Term Investment Operations, conducted by IMH and IMH Assets, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Subsequent to 1997, the Long-Term Investment Operations investment strategy has been to only acquire or invest in investment securities that are secured by mortgage loans underwritten and purchased by IFC ("Impac Securities"). Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The principal differences between conforming loans and non-conforming loans include applicable loan-to-value ratios, credit and income histories of the mortgagors, documentation required for approval of the mortgagors, type of properties securing the mortgage loans, loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes.

         Mortgage Operations

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

         The Wholesale/Retail Lending Operations, conducted by Impac Lending Group ("ILG"), a division of IFC, markets, underwrites, processes and funds mortgage loans for both wholesale and retail customers. Through the wholesale division, ILG allows mortgage brokers to work directly with the Company to originate, underwrite and fund their mortgage loans. Many of the Company's wholesale customers cannot conduct business with the Conduit Operations as correspondent sellers because they do not meet the higher net worth requirements. Through the retail division, ILG markets mortgage loans directly to the public. Both the wholesale and retail divisions offer all of the loan programs that are offered by the Conduit Operations.

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

      3. Summary of Significant Accounting Policies

      Method of Accounting

         The consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles
      (GAAP). The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.

      Reclassifications

         Certain amounts in the consolidated financial statements as of December 31, 1999 and for the three- and six-months ended June 30, 1999 may have been reclassified to conform to the 2000 presentation.

      New Accounting Statements

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended by SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction.

           Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

          SFAS No. 137 delayed the implementation of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was further amended by SFAS No. 138. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 138 also amends SFAS No. 133 for the decisions reached by the Derivatives Implementation Group Process. Management is currently evaluating the impact of implementation of SFAS 133 on the Company's financial position and results of operations.


      4. Net Earnings per Share

         The following table represents the computation of basic and diluted net earnings (loss) per share for the periods presented, as if all stock options and cumulative convertible preferred stock (Preferred Stock), if dilutive, were outstanding for these periods (in thousands, except per share data):

                                                                                                 For the Three Months
                                                                                                    Ended June 30,
                                                                                             -----------------------------
                                                                                                   2000           1999
                                                                                             -------------- --------------
      Numerator:
         Numerator for basic earnings per share--
           Net earnings (loss)............................................................    $   (30,315)   $     5,954
           Less:  Dividends paid to preferred stockholders................................           (788)          (788)
                                                                                             -------------- --------------
              Net earnings (loss) available to common stockholders........................    $   (31,103)   $     5,166
                                                                                             ============== ==============
      Denominator:
         Denominator for basic earnings per share--
           Weighted average number of common shares outstanding during the period.........         21,401         22,726
           Impact of assumed conversion of cumulative convertible preferred stock.........            --           6,061
           Net effect of dilutive stock options...........................................            --              27
                                                                                             -------------- --------------
              Weighted average common and common equivalent shares........................         21,401         28,814
                                                                                             ============== ==============
           Net earnings (loss) per share--basic............................................   $     (1.45)   $      0.23
                                                                                             ============== ==============
           Net earnings (loss) per share--diluted..........................................   $     (1.45)   $      0.21
                                                                                             ============== ==============


         The antidilutive effects of stock options outstanding as of June 30, 2000 and 1999 was 684 and none, respectively. The antidilutive effects of Preferred Stock outstanding as of June 30, 2000 and 1999 was 6,355,932 and none, respectively.

                                                                                                  For the Six Months
                                                                                                    Ended June 30,
                                                                                             -----------------------------
                                                                                                  2000           1999
                                                                                             -------------- --------------
      Numerator:
         Numerator for basic earnings per share--
           Net earnings (loss)............................................................    $   (61,208)   $    12,149
           Less:  Dividends paid to preferred stockholders................................         (1,575)        (1,676)
                                                                                             -------------- --------------
              Net earnings (loss) available to common stockholders........................    $   (62,783)   $    10,473
                                                                                             ============== ==============
      Denominator:
         Denominator for basic earnings per share--
           Weighted average number of common shares outstanding during the period.........         21,401         23,539
           Impact of assumed conversion of cumulative convertible preferred stock.........            --           6,061
           Net effect of dilutive stock options...........................................            --              27
                                                                                             -------------- --------------
              Weighted average common and common equivalent shares........................         21,401         29,627
                                                                                             ============== ==============
           Net earnings (loss) per share--basic............................................   $     (2.93)   $      0.44
                                                                                             ============== ==============
           Net earnings (loss) per share--diluted..........................................   $     (2.93)   $      0.41
                                                                                             ============== ==============

         The antidilutive effects of stock options outstanding as of June 30, 2000 and 1999 was 420 and none, respectively. The antidilutive effects of Preferred Stock outstanding as of June 30, 2000 and 1999 was 6,355,932 and none, respectively.

      5. Mortgage Assets

         Mortgage Assets consist of investment securities available-for-sale, mortgage loans held-for-investment, CMO collateral and finance receivables. At June 30, 2000 and December 31, 1999, Mortgage Assets consisted of the following (in thousands):

                                                                                         June 30,          December 31,
                                                                                           2000                1999
                                                                                      ----------------    ----------------
      Investment securities available-for-sale:
               Subordinated securities collateralized by mortgages                     $      39,212       $      94,985
               Subordinated securities collateralized by other loans                             210               5,633
               Net unrealized gains (losses)                                                   2,190              (7,412)
                                                                                      ----------------    ----------------
                    Carrying value of investment securities available-for-sale                41,612              93,206
                                                                                      ----------------    ----------------
      Loan Receivables:
      CMO collateral--
               CMO collateral, unpaid principal balance                                    1,141,198             908,987
               Unamortized net premiums on loans                                              25,530              28,797
               Securitization expenses                                                        15,397              11,893
                                                                                      ----------------    ----------------
                    Carrying value of CMO collateral                                       1,182,125             949,677
      Finance receivables--
               Due from affiliates                                                           119,900              67,416
               Due from other mortgage banking companies                                     176,480             129,703
                                                                                      ----------------    ----------------
                    Carrying value of finance receivables                                    296,380             197,119
      Mortgage loans held-for-investment--
               Mortgage loans held-for-investment, unpaid principal balance                  127,276             361,394
               Unamortized net premiums (discounts) on loans                                  (1,047)              2,041
                                                                                      ----------------    ----------------
                    Carrying value of mortgage loans held-for-investment                     126,229             363,435
                                                                                      ----------------    ----------------
                    Carrying value of Gross Loan Receivables                               1,604,734           1,510,231
                    Allowance for loan losses                                                (12,867)             (4,029)
                                                                                      ----------------    ----------------
                    Carrying value of Net Loan Receivables                                 1,591,867           1,506,202
                                                                                      ----------------    ----------------
                     Total carrying value of Mortgage Assets                           $   1,633,479       $   1,599,408
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

         The Company  internally  reviews and  analyzes its segments as follows:
      (1) the Long-Term Investment Operations, conducted by IMH and IMH Assets, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and in second mortgage loans, (2) the Warehouse Lending Operations, conducted by IWLG, provides warehouse and repurchase financing to affiliated companies and to approved mortgage banks, most of which are correspondents of IFC, to finance mortgage loans, and (3) the Mortgage Operations, comprised of the Conduit Operations, conducted by IFC, which primarily purchases and sells or securitizes non-conforming mortgage loans, and the Wholesale/Retail Lending Operations, conducted by ILG, which allows brokers and retail customers to access the Company directly to originate, underwrite and fund their loans.

         The following table shows the Company's reporting segments as of and for the six months ended June 30, 2000 (in thousands):

                                              Long-Term       Warehouse
                                             Investment        Lending                      Intercompany
                                             Operations       Operations     Other (b)     Elimination (c)    Consolidated
                                           ----------------  -------------  ------------   ----------------  ---------------
      Balance Sheet Items:
          CMO collateral                    $    1,182,125    $        --    $       --     $         --      $   1,182,125
          Total assets                           1,495,516        454,651            --          (250,048)        1,700,119
          Total stockholders' equity               251,336         54,440            --          (125,117)          180,659

      Income Statement Items:
          Interest income                   $       50,675    $    21,265    $       --     $      (3,270)    $      68,670
          Interest expense                          45,338         14,849            --            (3,270)           56,917
          Equity interest in net loss
             of IFC (a)                                 --             --            --            (1,080)           (1,080)
          Net earnings (loss)                      (65,884)         5,756            --            (1,080)          (61,208)

         The following table shows the Company's reporting segments for the three months ended June 30, 2000 (in thousands):


      Income Statement Items:
          Interest income                   $       24,596    $    10,333    $       --     $        (399)    $      34,530
          Interest expense                          22,100          7,491            --              (399)           29,192
          Equity interest in net loss
             of IFC (a)                                 --             --            --            (1,488)           (1,488)
          Net earnings (loss)                      (31,198)         2,371            --            (1,488)          (30,315)

         The following table shows the Company's reporting segments as of and for the six months ended June 30, 1999 (in thousands):


                                              Long-Term       Warehouse
                                             Investment        Lending                      Intercompany
                                             Operations       Operations     Other (b)     Elimination (c)    Consolidated
                                           ----------------  -------------  ------------   ----------------  ---------------
      Balance Sheet Items:
          CMO collateral                    $    1,183,306    $        --    $       --     $         --      $   1,183,306
          Total assets                           1,418,232        258,596            15          (106,200)        1,570,643
          Total stockholders' equity               290,103         43,972            --           (88,297)          245,778

      Income Statement Items :
          Interest income                   $       49,206    $    15,038    $       21     $      (3,533)    $      60,732
          Interest expense                          38,307          9,544             5            (3,533)           44,323
          Equity interest in net earnings
             of IFC (a)                                 --             --            --             2,499             2,499
          Net earnings                               3,165          5,227            41             3,716            12,149

         The following table shows the Company's reporting segments for the three months ended June 30, 1999 (in thousands):

      Income Statement Items:
          Interest income                   $       24,327    $     8,695    $       4      $      (2,693)    $      30,333
          Interest expense                          19,815          5,048            --            (2,693)           22,170
          Equity interest in net earnings
             of IFC (a)                                 --             --            --             1,409             1,409
          Net earnings (loss)                        1,059          3,486           (1)             1,410             5,954

(a) The Mortgage Operations is accounted for using the equity method and is an unconsolidated subsidiary of the Company.
(b) Primarily includes the operations of Dove, of which the Company owned a 50% interest, and account reclassifications.
(c)      Elimination of intersegment balance sheet and income statement items.

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
                                                               BALANCE SHEETS

                                                                                            June 30,        December 31,
                                                                                              2000              1999
                                                                                        -----------------  ----------------
                                           ASSETS

      Cash                                                                               $       15,036     $       8,805
      Investment securities available-for-sale                                                      310             1,887
      Mortgage loans held-for-sale                                                              121,905            68,084
      Mortgage servicing rights                                                                  13,916            15,621
      Premises and equipment, net                                                                 4,367             3,575
      Due from affiliates                                                                           --              4,307
      Accrued interest receivable                                                                   354                48
      Other assets                                                                               11,491            13,919
                                                                                        -----------------  ----------------
               Total assets                                                              $      167,379     $     116,246
                                                                                        ================   =================
                            LIABILITIES AND SHAREHOLDERS' EQUITY
      Borrowings from IWLG                                                               $      120,020     $      66,125
      Other borrowings                                                                               81               181
      Due to affiliates                                                                          14,500            14,500
      Deferred revenue                                                                            5,853             7,635
      Accrued interest expense                                                                    1,241               843
      Other liabilities                                                                           9,062             9,414
                                                                                        -----------------  ----------------
               Total liabilities                                                                150,757            98,698
                                                                                        -----------------  ----------------
      Shareholders' Equity:
      Preferred stock                                                                            18,053            18,053
      Common stock                                                                                  182               182
      Accumulated deficit                                                                        (1,613)             (520)
      Accumulated other comprehensive loss                                                          --               (167)
                                                                                        -----------------  ----------------
             Total shareholders' equity                                                          16,622            17,548
                                                                                        -----------------  ----------------
               Total liabilities and shareholders' equity                                $      167,379     $     116,246
                                                                                        =================  ================

                            STATEMENTS OF OPERATIONS

                                                                  For the Three Months          For the Six Months
                                                                      Ended June 30,               Ended June 30,
                                                              ----------------------------  --------------------------
                                                                   2000           1999          2000          1999
                                                              ------------- --------------  ------------ -------------
Interest income                                               $     7,107   $      4,662    $   12,052   $     9,495
Interest expense                                                    7,014          4,299        12,674         9,045
                                                              ------------- --------------  ------------ -------------
       Net interest income (expense)                                   93            363          (622)          450

Gain on sale of loans                                               4,149          9,483         9,370        14,490
Loan servicing income                                               1,012          1,553         2,548         3,694
Other non-interest income                                             384            145           408           484
                                                              ------------- --------------  ------------ -------------
       Total non-interest income                                    5,545         11,181        12,326        18,668

General and administrative and other expense                        3,136          2,249         4,907         3,445
Personnel expense                                                   2,259          1,561         4,581         3,351
Write-down on investment securities available-for-sale              1,537          3,666         1,537         4,225
Amortization of mortgage servicing rights                           1,265          1,137         2,457         2,564
Provision for repurchases                                               7            159            71           179
Loss on sale of mortgage servicing rights                             --             309           --            876
                                                              ------------- --------------  ------------ -------------
        Total non-interest expense                                  8,204          9,081        13,553        14,640
                                                              ------------- --------------  ------------ -------------
Net earnings (loss) before income taxes                            (2,566)         2,463        (1,849)        4,478
Income taxes                                                       (1,060)         1,040          (756)        1,954
                                                              ------------- --------------  ------------ -------------
   Net earnings (loss)                                        $    (1,506)  $      1,423    $   (1,093)  $     2,524
                                                              ============= ==============  ============ =============


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

         On June 27, 2000, the Company declared a second quarter cash dividend on common stock of $2.6 million, or $0.12 per share. This dividend was paid on July 17, 2000 to common stockholders of record on July 6, 2000.

         On June 27, 2000, the Company declared a second quarter cash dividend of $788,000 or $0.65625 per share to series C preferred stockholders. This dividend was paid on July 25, 2000.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

         Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "should," "anticipate," "estimate," or "believe" or the negatives thereof or other variations thereon or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause a difference to occur include the rate of growth and expansion of the Company's new divisions, the availability of suitable opportunities for potential acquisitions, ownership and disposition of Mortgage Assets (which depend on the type of Mortgage Asset involved) and yields available from time to time on such Mortgage Assets, interest rates, changes in estimates of book basis and tax basis earnings, fluctuations and increase in prepayment rates, the availability of suitable financing and investments, trends in the economy which affect confidence and demand on the Company's portfolio of Mortgage Assets and other factors referenced in this report and other reports filed by the Company with the SEC, including its Annual Report on Form 10-K.

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

      Collateralized Mortgage Obligations ("CMOs")

         The Company issued a CMO during the first six months of 2000 for $452.0 million, which was collateralized by $428.1 million of adjustable-rate mortgages and $27.6 million of fixed-rate mortgages. The issuance of CMOs provides the Company with immediate liquidity, a relatively stable net interest rate spread and eliminates the Company's exposure to margin calls on such loans.

      Definitive Agreement to Acquire a California Thrift and Loan

         In July of 2000, the Company withdrew its application to acquire a California Thrift and Loan ("Bank"). The decision to withdraw its application was based upon management's assessment that a mutually acceptable approval to operate the Bank was not likely. Management does not believe that the decision to withdraw its application will adversely affect the Company's future operations and profitability. The $10.0 million of capital, which had been set aside to capitalize the Bank upon approval of the application, will be redeployed in the Company's operating businesses and to further grow the Company's balance sheet. The Company may re-evaluate this decision in the future if there is a change in the regulatory environment regarding residential mortgage lending. All costs related to the acquisition of the Bank, which were incurred during the approval process, were written-off during the second quarter of 2000. Total capitalized expenses written-off by IFC during the second quarter of represented an after-tax charge of $862,000.

      BUSINESS OPERATIONS

         Long-Term Investment Operations: During the first six months of 2000, the Long-Term Investment Operations, conducted by IMH and IMH Assets, acquired $156.9 million of mortgages from IFC as compared to $283.0 million of mortgages acquired during the same period in 1999. Mortgages purchased by the Long-Term Investment Operations during the first six months of 2000 consisted of $149.9 million of adjustable-rate mortgages ("ARMs") secured by first liens on residential property and $7.0 million of fixed-rate mortgages ("FRMs") primarily secured by second trust deeds on residential property. During the first six months of 2000, IMH Assets issued CMOs totaling $452.0 million as compared to CMOs totaling $298.1 million during the same period in 1999. As of June 30, 2000, the Long-Term Investment Operations' portfolio of mortgage loans consisted of $1.2 billion of mortgage loans held in trust as collateral for CMOs and $126.2 million of mortgage loans held-for-investment, of which approximately 30% were FRMs and 70% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of mortgage loans was 9.24% at June 30, 2000 with a weighted average margin of 4.25%. The portfolio of mortgage loans included 81% of "A" credit quality, non-conforming mortgage loans and 19% of "B" and "C" credit quality, non-conforming mortgage loans, as defined by the Company. During the first six months of 2000, the Long-Term Investment Operations acquired no securities from IFC as compared to $9.1 million during the same period in 1999, as IFC sold all interests in its periodic issuances of real estate mortgage investment conduits ("REMICs") to third party investors. As of June 30, 2000, the Long-Term Investment Operations had $41.6 million of investment securities available-for-sale. The loan delinquency rate of the Long-Term Investment Operations portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 4.98% at June 30, 2000 as compared to 6.13% at June 30, 1999.

         Conduit Operations: The Conduit Operations, conducted by IFC, continues to support the Long-Term Investment Operations of the Company by supplying IMH and IMH Assets with mortgages for IMH's long-term investment portfolio. In acting as the mortgage conduit for the Company, IFC's mortgage acquisitions increased 36% to $886.0 million during the first six months of 2000 as compared to $649.7 million of mortgages acquired during the same period in 1999. IFC sold whole loans to third party investors or securitized $621.6 million, which contributed to the gain on sale of loans of $9.4 million, during the first six months of 2000. This compares to whole loan sales or securitizations to third party investors of $439.8 million, resulting in gain on sale of loans of $14.5 million, during the same period in 1999. Of the $621.6 million of whole loan sales and securitizations during the first six months of 2000, IFC issued two REMIC's for $583.1 million. IFC had deferred income of $5.9 million at June 30, 2000 as compared to $7.6 million at December 31, 1999. Deferred income results from the sale of mortgages to IMH, which are deferred and amortized or accreted over the estimated life of the loans. During the first six months of 2000, IFC sold $155.2 million in principal balance of mortgages to IMH as compared to $287.6 million during the first six months of 1999. IFC's master servicing portfolio increased 15% to $3.0 billion at June 30, 2000 as compared to $2.6 billion at June 30, 1999. IFC had mortgage servicing rights of $13.9 million at June 30, 2000 as compared to $15.6 million at December 31, 1999. The loan delinquency rate of mortgages in IFC's servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 4.15% at June 30, 2000 as compared to 4.33%, 4.37%, 5.28%, and 6.18% for the last four quarter-end periods.

         Wholesale/Retail Lending Operations: The Wholesale/Retail Lending Operations, conducted by ILG, increased total loan originations by 212% to $60.5 million during the second quarter of 2000 as compared to $19.4 million during the first quarter of 2000. As of June 30, 2000, ILG approved mortgage brokers increased by 73% to 316 as compared to 183 at December 31, 1999 as ILG added sales staff.

         Warehouse Lending Operations: At June 30, 2000, the Warehouse Lending Operations, conducted by IWLG, had $1.5 billion of warehouse lines of credit available to 56 borrowers, of which $296.4 million was outstanding thereunder, after elimination of borrowings to the Long-Term Investment Operations, including $119.9 million outstanding to IFC.

      RESULTS OF OPERATIONS--IMPAC MORTGAGE HOLDINGS, INC.

      For the Three Months Ended June 30, 2000 as compared to the Three Months Ended June 30, 1999

      Results of Operations

         The Company recorded a net loss of $(30.3) million, or $(1.45) per diluted common share, during the second quarter of 2000 as compared to net earnings of $6.0 million, or $0.21 per diluted common share, during the second quarter of 1999. During the second quarter of 2000, the Company recognized charges of $33.6 million, of which $29.2 million was related to write-downs on investment securities available-for-sale ("investment securities") and $2.6 million was provided for additional increases in the Company's allowance for loan losses related to its high loan-to-value ("HLTV") second trust deed portfolio. Due to the continued deterioration in the performance of collateral supporting specific investment securities, which were partially written-down during the first quarter of

      2000,  the Company  wrote-off  substantially  all remaining  book value on these investment securities during the second quarter of 2000. Charges recorded during the second quarter of 2000 include the write-off of substantially all investment securities secured by HLTV second trust deeds, investment securities secured by franchise mortgage receivables and certain sub-prime subordinated securities all of which were acquired from third parties prior to 1998. Subsequent to 1997, the Company's investment strategy has been to only acquire or invest in investment securities that are secured by Impac Securities. Additionally, IFC wrote off substantially all of its remaining investment securities portfolio, which was secured by franchise mortgage receivables, during the second quarter of 2000, which resulted in an after-tax charge to the Company of $1.0 million. Prior to the recognition of these charges, the Company's operating earnings were $3.3 million, or $0.12 per diluted common share, as compared to net earnings of $6.0 million, or $0.21 per diluted common share, during the second quarter of 1999. The decrease in operating earnings was primarily the result of a $2.8 million decrease in net interest income due to interest rate compression on the Company's portfolio of Mortgage Assets. Mortgage Assets are comprised of mortgage loans held-for-investment, CMO collateral, finance receivables and investment securities available-for-sale. During the second quarter of 2000, net interest margin decreased to 1.20% as compared to 2.02% during the second quarter of 1999 as the increase in short-term interest rates during the second quarter of 2000 resulted in a more rapid increase in variable-rate CMO financing than variable-rate CMO collateral, which is restricted by periodic and lifetime interest rate cap limitations. Refer to "Net Interest Income" for additional information.

         Total average outstanding finance receivables of the warehouse lending operations increased 35% to $395.9 million during the second quarter of 2000 as compared to $292.5 million during the second quarter of 1999. The majority of the increase in average outstanding finance receivables was with non-affiliated companies which increased 88% to $129.0 million during the second quarter of 2000 as compared to $68.7 million during the second quarter of 1999. During the second quarter of 2000, IWLG's contribution to earnings and earnings per diluted share was approximately $2.3 million and $0.11, respectively, as compared to approximately $1.6 million and $0.06, respectively, during the second quarter of 1999.

         Total assets were $1.7 billion at June 30, 2000 as compared to $1.675 billion at December 31, 1999. The Company's ratio of debt to equity ("Leverage Ratio") increased to 8.4:1 at June 30, 2000 as compared to 6.0:1 at December 31, 1999 as stockholders' equity decreased to $180.7 million as compared to $238.8 million, respectively. Stockholders' equity decreased as the Company recorded $68.9 million of non-cash charges during the first and second quarters of 2000. Excluding these charges for the first six months of 2000, diluted book value (calculated by including preferred stock conversion rights of 6.4 million common shares) increased 5% to $9.02 per common share at June 30, 2000 as compared to $8.60 per common share at December 31, 1999. The recognition of non-cash charges decreased diluted book value by 15% to $6.51 per common share at June 30, 2000 as compared to diluted book value of $7.63 per common share at March 31, 2000. The combined liquidity of the Company and IFC was $28.1 million at June 30, 2000 as compared to $29.0 million at December 31, 1999.

      Net Interest Income

         Net interest income decreased 35% to $5.3 million during the second quarter of 2000 as compared to $8.2 million during the second quarter of 1999. The decrease in net interest income was primarily the result of higher CMO borrowing costs due to an increase in one-month LIBOR, which is the index used to reprice the Company's adjustable-rate CMO borrowings, as the Federal Reserve Bank increased short-term interest rates to slow economic growth. During the second quarter of 2000, one-month LIBOR averaged 6.47% as compared to 4.96% during the second quarter of 1999, which caused CMO borrowing costs to rise to 7.21% as compared to 6.22%, respectively. While CMO borrowing costs increased 99 basis points between the second quarters of 2000 and 1999, the yield on CMO collateral increased to 7.13% during the second quarter of 2000 as compared to 6.72% during the second quarter of 1999, an increase of 41 basis points. The 58 basis point decrease in net interest spread on CMO collateral was the result of adjustable-rate CMO borrowings re-pricing upwards more quickly than adjustable-rate CMO collateral, which are restricted to periodic and lifetime cap limitations. Net interest income was also negatively affected by the non-recognition of interest income on investment securities that were written-off during the first and second quarters of 2000. During the first six months of 2000, the Company wrote-off $52.6 million of investment securities. The decrease in net interest income from compression of interest rate spreads and the write-off of investment securities was partially offset by an increase in average Mortgage Assets which increased 6% to $1.7 billion as compared to $1.6 billion, respectively.

         The increase in average Mortgage Assets during the second quarter of 2000 was primarily the result of an increase in average finance receivables and average CMO collateral of $103.4 million and $84.0 million, respectively. Average finance receivables increased during the second quarter of 2000 as the Warehouse Lending Operations, IWLG, expanded its business. As of June 30, 2000, IWLG had approved warehouse lines available to 55 non-affiliated customers totaling $373.6 million as compared to 39 customers totaling $264.0 million as of June 30, 1999. For the month of June 2000, IWLG's average outstanding finance receivables was $145.0 million, which was an all-time high since inception of the Warehouse Lending Operations in November of 1995. The increase in average CMO collateral was due to the completion of a $452.0 million CMO in January of 2000, which was collateralized by $455.7 million of mortgage loans.

         The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the second quarters of 2000 and 1999 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                          For the Three Months                 For the Three Months
                                                           Ended June 30, 2000                  Ended June 30, 1999
                                                    ---------------------------------    ----------------------------------
                                                      Average              Weighted        Average             Weighted
                                                      Balance    Interest    Avg.          Balance   Interest    Avg.
                                                                            Yield                               Yield
                                                    ---------------------------------    ----------------------------------
                     MORTGAGE ASSETS
      Investment securities available-for-sale:
        Securities collateralized by mortgages      $     64,007  $  1,511    9.44 %     $   91,275  $  3,213     14.08 %
        Securities collateralized by other loans           5,673        70    4.94           10,779       213      7.90
                                                    ------------  ----------             ----------- -----------
         Total investment securities
                  available-for-sale                      69,680     1,581    9.08          102,054     3,426     13.43
                                                    ------------  ----------             ----------- ----------
      Loan receivables:
      CMO collateral                                   1,243,379    22,153    7.13        1,159,345    19,489      6.72
      Mortgage loans held-for-investment                  17,881       402    8.99           58,088     1,104      7.60
      Finance receivables:
        Affiliated                                       266,910     6,540    9.80          223,773     4,340      7.76
        Non-affiliated                                   128,952     3,365   10.44           68,717     1,541      8.97
                                                    ------------  ----------             ----------- ----------               --
           Total finance receivables                     395,862     9,905   10.01          292,490     5,881      8.04
                                                    ------------  ----------             ----------- ----------
              Total Loan Receivables                   1,657,122    32,460    7.84        1,509,923    26,474      7.01
                                                    ------------  ----------             ----------- ----------
           Total Mortgage Assets                    $  1,726,802  $ 34,041    7.89 %     $1,611,977  $ 29,900      7.42 %
                                                    ============  ==========             =========== ==========
                       BORROWINGS

      CMO borrowings                                $  1,141,240  $ 20,578    7.21 %     $1,053,205  $ 16,377      6.22 %
      Reverse repurchase agreements - mortgages          393,431     7,489    7.61          328,034     5,032      6.14
      Borrowings secured by investment securities
         Available-for-sale                               27,549       807   11.72           20,727       331      6.39
                                                    ------------  ----------             ----------- ----------
           Total borrowings on Mortgage Assets      $  1,562,220  $ 28,874    7.39 %     $1,401,966  $ 21,740      6.20 %
                                                    ============  ==========             =========== ==========

      Net Interest Spread                                                     0.50 %                               1.22 %

      Net Interest Margin                                                     1.20 %                               2.02 %

         Interest Income on Mortgage Assets

         Interest income on CMO collateral increased 14% to $22.2 million during the second quarter of 2000 as compared to $19.5 million during the second quarter of 1999 as average CMO collateral increased to $1.243 billion as compared to $1.159 billion, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $452.0 million during the first quarter of 2000, which was partially offset by total principal prepayments on CMO collateral of $374.3 million since the end of the second quarter of 1999. During the second quarter of 2000, constant prepayment rates ("CPR") on CMO collateral was 26% CPR as compared to 41% CPR during the second quarter of 1999. An increase in mortgage rates during 2000 and an increase in loans acquired from IFC with prepayment penalties contributed to greater stability in prepayments. Due to IFC's correspondent agreements and increased levels of prepayment penalties, subsequent CMO collateral acquired by the Long-Term Investment Operations from IFC should continue to contribute to a reduction in prepayment rates and stability of earnings. The weighted average yield on CMO collateral increased to 7.13% during the second quarter of 2000 as compared to 6.72% during the second quarter of 1999 primarily due to an increase in interest rates, which affect variable-rate CMO collateral.

         Interest income on mortgage loans held-for-investment decreased to $402,000 during the second quarter of 2000 as compared to $1.1 million during the second quarter of 1999 as average mortgage loans held-for-investment decreased to $17.9 million as compared to $58.1 million, respectively. Average mortgage loans held-for-investment decreased primarily as the Long-Term Investment Operations acquired $156.9 million of mortgage loans near the end of the second quarter of 2000. The weighted average yield on mortgage loans held-for-investment increased to 8.99% during the second quarter of 2000 as compared to 7.60% during the second quarter of 1999. The increase in the weighted average yield was primarily due to the acquisition of higher-yielding mortgage loans from IFC, which reflected an increase in mortgage rates.

         Interest income on finance receivables increased 68% to $9.9 million during the second quarter of 2000 as compared to $5.9 million during the second quarter of 1999 as average finance receivables increased 35% to $395.9 million as compared to $292.5 million, respectively. Average finance receivables to affiliated companies increased 19% to $266.9 million during the second quarter of 2000 as compared to $223.8 million during the second quarter of 1999 as IFC's mortgage loan acquisitions increased to $427.3 million as compared to $395.9 million, respectively. As such, interest income on finance receivables to affiliates increased 51% to $6.5 million during the second quarter of 2000 as compared to $4.3 million during the second quarter of 1999. The weighted average yield on affiliated finance receivables increased to 9.80% during the second quarter of 2000 as compared to 7.76% during the second quarter of 1999 primarily due to an increase in Bank of America's prime rate ("prime"), which is the index used to determine interest rates on finance receivables.

         Interest income on finance receivables to non-affiliated mortgage banking companies increased 127% to $3.4 million during the second quarter of 2000 as compared to $1.5 million during the second quarter of 1999 as average finance receivables outstanding to non-affiliated mortgage banking companies increased 88% to $129.0 million as compared to $68.7 million, respectively. Average finance receivables to non-affiliates increased during the second quarter of 2000 as compared to the second quarter of 1999 primarily due to IWLG's business expansion. The weighted average yield on non-affiliated finance receivables increased to 10.44% during the second quarter of 2000 as compared to 8.97% during the second quarter of 1999 primarily due to an increase in prime. Average prime increased to 9.25% during the second quarter of 2000 as compared to 7.75% during the second quarter of 1999.

         Interest income on investment securities available-for-sale decreased 53% to $1.6 million during the second quarter of 2000 as compared to $3.4 million during the second quarter of 1999 as average investment securities available-for-sale, net of securities valuation allowance, decreased 31% to $69.7 million as compared to $102.1 million, respectively. Average securities available-for-sale decreased as the Company wrote-off $24.0 million of investment securities during the first quarter of 2000, which affected the average for the second quarter of 2000. The write-off of investment securities during the second quarter of 2000 occurred at the end of the second quarter and therefore did not materially affect the average for the second quarter of 2000. The weighted average yield on investment securities available-for-sale decreased to 9.08% during the second quarter of 2000 as compared to 13.43% during the second quarter of 1999 due to actual realized losses experienced on investment securities written-off during the second quarter of 2000.

         Interest Expense on Mortgage Assets

         Interest expense on CMO borrowings increased 26% to $20.6 million during the second quarter of 2000 as compared to $16.4 million during the second quarter of 1999 as average borrowings on CMO collateral increased 8% to $1.141 billion as compared to $1.053 billion, respectively. Interest expense on CMO borrowings rose as one-month LIBOR, which is the index used to reprice the Company's adjustable-rate CMO borrowings, increased as a result of the Federal Reserve Bank increasing short-term interest rates to slow economic growth. During the second quarter of 2000, one-month LIBOR averaged 6.47% as compared to 4.96% during the second quarter of 1999, which caused CMO borrowing costs to rise to 7.21% as compared to 6.22%, respectively.

         Interest  expense on  reverse  repurchase  agreements  used to fund the acquisition of mortgage loans and finance receivables increased 50% to $7.5 million during the second quarter of 2000 as compared to $5.0 million during the second quarter of 1999 as average reverse repurchase agreements increased 20% to $393.4 million as compared to $328.0 million, respectively. The increase in interest expense on reverse repurchase agreements was primarily the result of an increase in one-month LIBOR, which is the index used to re-price reverse repurchase agreements, and in average finance receivables made to non-affiliates due to the expansion of business by the Warehouse Lending Operations. The weighted average yield on reverse repurchase agreements increased to 7.61% during the second quarter of 2000 as compared 6.14% during the second quarter of 1999.

         The Company also uses mortgage-backed securities as collateral to borrow and fund the purchase of mortgage assets and to act as an additional source of liquidity for the Company's operations. Interest expense on borrowings secured by investment securities available-for sale increased 144% to $807,000 during the second quarter of 2000 as compared to $331,000 during the second quarter of 1999 as the average balance on these borrowings increased 33% to $27.5 million as compared to $20.7 million, respectively. The weighted average yield of these borrowings increased to 11.72% during the second quarter of 2000 as compared 6.39% during the second quarter of 1999 primarily as the Company re-securitized a portion of its investment securities available-for-sale portfolio with long-term financing, as opposed to short-term reverse repurchase financing which is subject to margin calls. The Company did not have any short-term reverse repurchase financing outstanding at June 30, 2000 and December 31, 1999.

      Provision for Loan Losses

         The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables, which includes loans held-for-investment, CMO collateral and finance receivables, increased 196% to 0.80% at June 30, 2000 as compared to 0.27% at December 31, 1999. The Company recorded net loan loss provisions of $3.3 million during the second quarter of 2000 as compared to $1.5 million during the second quarter of 1999. Net loan loss provisions during the second quarter of 2000 includes an additional $2.6 million provision for loan losses to increase the Company's allowance for loan losses to adequately provide for losses within what remains of the HLTV portfolio. Management's decision to further increase allowance for loan losses is based upon increased levels of charge-offs and delinquencies that occurred during the second quarter of 2000.

         The  charges  related  to  HLTV  second  trust  deeds   underlying  CMO
      collateral were calculated based upon management's estimate of the inherent losses in the HLTV portfolio. The Company has written these assets down and provided allowances to absorb expected losses. The allowance for loan losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, the value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

      Activity for allowance for loan losses was as follows (in thousands):

                                                     For the Three Months     For the Three Months      For the year ended
                                                      Ended June 30, 2000     Ended March 31, 2000      December 31, 1999
                                                   ------------------------  ----------------------  ----------------------

           Balance, beginning of period...........$                12,768   $               4,029    $              6,959
           Provision for loan losses..............                  3,304                  13,184                   5,547
           Charge-offs, net of recoveries.........                 (3,205)                 (4,445)                 (7,152)
           Loss on sale of delinquent loans.......                    --                      --                   (1,325)
                                                  ------------------------- ----------------------- -----------------------
           Balance, end of period.................$                12,867   $              12,768    $              4,029
                                                  ========================= ======================= =======================

      Non-Interest Income (Loss)

         Non-interest income (loss) includes equity in net earnings (loss) of IFC and other non-interest income, primarily including loan servicing fees and fees associated with the Company's Warehouse Lending Operations. During the second quarter of 2000, non-interest income (loss) was $(1.0) million as compared to $2.0 million during the second quarter of 1999. The decrease in non-interest income (loss) during the second quarter of 2000 was primarily due to a decrease of $2.9 million in equity in net earnings
      (loss) of IFC. The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC. Equity in net earnings (loss) of IFC decreased to $(1.5) million during the second quarter of 2000 as compared to $1.4 million during the second quarter of 1999 as IFC's net earnings decreased primarily due to a decrease in gain on sale of loans, an increase in personnel expense and the write-off of Bank related charges. Refer to "Results of Operations--Impac Funding Corporation" for additional information.

      Non-Interest Expense

         During the second quarter of 2000, non-interest expense increased to $31.3 million as compared to $2.7 million during the second quarter of 1999. However, after excluding write-down on investment securities, non-interest expense increased to $1.9 million during the second quarter of 2000 as compared to $1.5 million during the second quarter of 1999 primarily due to a $321,000 increase in loss on disposition of real estate owned.

      RESULTS OF OPERATIONS-- IMPAC FUNDING CORPORATION

      For the Three Months Ended June 30, 2000 as compared to the Three Months Ended June 30, 1999

      Results of Operations

         IFC recorded a net loss of $(1.5) million during the second quarter of 2000 as compared to net earnings of $1.4 million during the second quarter of 1999. However, total loan production at IFC remained strong as production increased 8% to $427.3 million during the second quarter of 2000 as compared to $395.9 million during the second quarter of 1999. This increase compares favorably to a 28% decline in national mortgage originations of 1-to-4 family properties for the second quarter of 2000, as forecasted by the Mortgages Bankers Association, due to a decline in mortgage refinance activity. Since IFC has historically generated a more significant volume of purchase money transactions, as opposed to refinance transactions, the decrease in forecasted national originations has not affected IFC as severely as other mortgage loan originators.

      Net Interest Income (Loss)

         IFC's net interest income (loss) decreased to $93,000 during the second quarter of 2000 as compared to income of $363,000 during the second quarter of 1999 primarily as a result of an increase in borrowing costs due to an increase in prime and the spread charged by IWLG. Average prime increased to 9.25% during the second quarter of 2000 as compared to 7.75% during the second quarter of 1999.

      Non-Interest Income

         During the second quarter of 2000, non-interest income decreased to $5.5 million as compared to $11.2 million during the second quarter of 1999. However, after excluding a $4.1 million reduction of mark-to-market allowances recorded during the second quarter of 1999, non-interest income decreased to $5.5 million during the second quarter of 2000 as compared to $7.1 million during the second quarter of 1999. This decrease is primarily due to a $1.3 million decrease in gain on sale of loans, after excluding reduction of mark-to-market allowances during the second quarter of 1999, and a $541,000 decrease in loan servicing income.

         The decrease in gain on sale of loans was primarily due to a $1.7 million decrease in amortization of deferred gains. Amortization of deferred gains results from the sale of mortgage loans from IFC to IMH, an affiliated transaction. Because of the affiliated nature of the transaction, IFC defers income from loan sales over the estimated life of the mortgage loans. Due to lower mortgage prepayments during the second quarter of 2000 as compared to the second quarter of 1999, amortization of deferred income was lower. The decrease in loan servicing income was primarily due to a decrease in the size of IFC's servicing portfolio, as IFC sold loans on a servicing released basis and sold mortgage servicing rights during 1999 and the first six months of 2000.

      Non-Interest Expense

          During the second quarter of 2000, non-interest expense decreased to $8.2 million as compared to $9.1 million during the second quarter of 1999. However, after excluding write-down on investment securities, non-interest expense increased to $6.7 million during the second quarter of 2000 as compared to $5.4 million during the second quarter of 1999. Non-interest expense increased by $1.3 million during the second quarter of 2000, primarily due to a $1.4 million write-off of Bank related charges including contract expenses, fixed assets and acquisition costs.

      RESULTS OF OPERATIONS-- IMPAC MORTGAGE HOLDINGS, INC.

      For the Six Months Ended June 30, 2000 as compared to the Six Months Ended June 30, 1999

      Results of Operations

         The Company recorded a net loss of $(61.2) million, or $(2.93) per diluted common share, during the first six months of 2000 as compared to net earnings of $12.1 million, or $0.41 per diluted common share, during the same period of 1999. During the six months ended June 30, 2000, the Company recognized of $68.9 million, of which $52.6 million was related to write-downs on its investment securities portfolio and $14.5 million was provided for additional increases in the Company's allowance for loan losses related to its HLTV second trust deed portfolio. Due to the continued deterioration in the performance of collateral supporting specific investment securities, which were partially written-down during the first quarter of 2000, the Company wrote-off substantially all remaining book value on these investment securities during the second quarter of 2000. Charges recorded during the first six months of 2000 include the write-off of substantially all investment securities secured by HLTV second trust deeds, investment securities secured by franchise mortgage receivables and certain sub-prime subordinated securities all of which were acquired prior to 1998. Subsequent to 1997, the Company's investment strategy has been to only acquire or invest in Impac Securities. Additionally, IFC wrote off substantially all of its remaining investment securities portfolio, which was secured by franchise mortgage receivables, during the first six months of 2000, which resulted in an after-tax charge to the Company of $1.0 million. Prior to the recognition of these charges, the Company's operating earnings during the first six months of 2000 was $7.7 million, or $0.28 per diluted common share, as compared to net earnings of $12.1 million, or $0.41 per diluted common share, during the same period of 1999. The decrease in operating earnings was primarily the result of a $4.6 million decrease in net interest income due to interest rate compression on the Company's portfolio of Mortgage Assets. During the first six months of 2000, net interest margin decreased to 1.32% as compared to 2.00% during the same period of 1999 as the increase in short-term interest rates during the first six months of 2000 resulted in a more rapid increase in variable-rate CMO financing than variable-rate CMO collateral, which is restricted by periodic and lifetime interest rate cap limitations. Refer to "Net Interest Income" for additional information.

         Total average outstanding finance receivables of the Warehouse Lending Operations increased 31% to $357.1 million during the first six months of 2000 as compared to $273.4 million during the same period of 1999. The majority of the increase in average outstanding finance receivables was with non-affiliated companies which increased 73% to $119.3 million during the first six months of 2000 as compared to $69.1 million during the same period of 1999. IWLG continued to provide a consistent contribution to net earnings and earnings per share during the first six months of 2000. During the first six months of 2000, IWLG's contribution to earnings and earnings per diluted share was approximately $4.9 million and $0.23, respectively, as compared to approximately $3.4 million and $0.12, respectively, during the same period of 1999.

      Net Interest Income

         Net interest income decreased 28% to $11.8 million during the first six months of 2000 as compared to $16.4 million during the same period of 1999. The decrease in net interest income during the first six months of 2000 was primarily the result of higher CMO borrowing costs due to an increase in one-month LIBOR, which is the index used to re-price the Company's adjustable-rate CMO borrowings. During the first six months of 2000, one-month LIBOR increased as a result of the Federal Reserve Bank increasing short-term interest rates to slow economic growth. One-month LIBOR averaged 6.19% during the first six months of 2000 as compared to 4.96% during the same period of 1999, which caused CMO borrowing costs to rise to 7.08% as compared to 6.28%, respectively. While CMO borrowing costs increased 80 basis points between the first six months of 2000 and 1999, the yield on CMO collateral increased to 6.91% during the first six months of 2000 as compared to 6.76% during the same period of 1999, an increase of 15 basis points. The 65 basis point decrease in net interest spread on CMO collateral was the result of adjustable-rate CMO borrowings repricing upwards more quickly than adjustable-rate CMO collateral, which are restricted to periodic and lifetime cap limitations. Net interest income was also negatively effected by the non-recognition of interest income on investment securities that were written-off during the first and second quarters of 2000. During the first six months of 2000, the Company wrote-off $52.6 million of investment securities. The decrease in net interest income from compression of interest rate spreads and the write-off of investment securities was partially offset by an increase in average Mortgage Assets which increased 6% to $1.7 billion as compared to $1.6 billion, respectively. The increase in average Mortgage Assets during the first six months of 2000 was primarily the result of an increase in average finance receivables and average CMO collateral of $83.7 million and $56.0 million, respectively. Average finance receivables increased during the first six months of 2000 as the Warehouse Lending Operations, IWLG, expanded its business. The increase in average CMO collateral was due to the completion of a $452.0 million CMO in January of 2000, which was collateralized by $455.7 million of mortgage loans.

         The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the six months ended June 30, 2000 and 1999 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                            For the Six Months                  For the Six Months
                                                           Ended June 30, 2000                  Ended June 30, 1999
                                                    -----------------------------------  ----------------------------------
                                                      Average               Weighted        Average               Weighted
                                                      Balance    Interest     Avg.            Balance   Interest    Avg.
                                                                             Yield                                 Yield
                                                    -----------------------------------  ----------------------------------
                     MORTGAGE ASSETS

      Investment securities available-for-sale:
        Securities collateralized by mortgages      $     75,942 $   4,390     11.56 %   $    90,392   $ 6,315     13.97 %
        Securities collateralized by other loans           5,665       273      9.64           9,352       436      9.32
                                                    ------------ ----------              ------------  -----------
           Total investment securities
                 available-for-sale                       81,607     4,663     11.43          99,744     6,751     13.54
                                                    ------------ ----------              ------------  ----------
      Loan receivables:
      CMO collateral                                   1,224,099    42,307      6.91       1,168,051    39,497      6.76
      Mortgage loans held-for-investment                  68,879     2,737      7.95          55,745     1,906      6.84
      Finance receivables:
        Affiliated                                       237,818    11,716      9.85         204,296     8,323      8.15
        Non-affiliated                                   119,272     6,208     10.41          69,103     3,109      9.00
                                                    ------------ ----------              ------------  ----------
           Total finance receivables                     357,090    17,924     10.04         273,399    11,432      8.36
                                                    ------------ ----------              ------------  --------
              Total Loan Receivables                   1,650,068    62,968      7.63       1,497,195    52,835      7.06
                                                    ------------ ----------              ------------  --------
           Total Mortgage Assets                    $  1,731,675 $  67,631      7.81 %   $ 1,596,939   $59,586      7.46 %
                                                    ============ ==========              ============  ========

                       BORROWINGS

      CMO borrowings                                $  1,121,569 $  39,709      7.08 %   $ 1,065,930   $33,458      6.28 %
      Reverse repurchase agreements - mortgages          404,615    14,842      7.34         305,100     9,479      6.21
      Borrowings secured by investment securities
         available-for-sale                               28,910     1,692     11.71          21,853       711      6.51
                                                    ------------ ----------              ------------ ----------
           Total borrowings on Mortgage Assets      $  1,555,094 $  56,243      7.23 %   $ 1,392,883  $ 43,648      6.27 %
                                                    ============ ==========              ============ ==========

      Net Interest Spread                                                       0.58 %                              1.19 %

      Net Interest Margin                                                       1.32 %%                             2.00 %%

         Interest Income on Mortgage Assets

         Interest income on CMO collateral increased 7% to $42.3 million during the first six months of 2000 as compared to $39.5 million during the same period of 1999 as average CMO collateral increased to $1.224 billion as compared to $1.168 billion, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $452.0 million during the first quarter of 2000, which was partially offset by total principal prepayments on CMO collateral of $374.3 million since the end of the second quarter of 1999. During the first six months of 2000, constant prepayment rates ("CPR") on CMO collateral was 26% CPR as compared to 37% CPR during the same period of 1999. An increase in mortgage rates during 2000 and an increase in loans acquired from IFC with prepayment penalties contributed to greater stability in prepayments. Due to IFC's correspondent agreements and increased levels of prepayment penalties, subsequent CMO collateral acquired by the Long-Term Investment Operations from IFC should continue to contribute to a reduction in prepayment rates and stability of earnings. The weighted average yield on CMO collateral increased to 6.91% during the first six months of 2000 as compared to 6.76% during the same period of 1999 primarily due to an increase in interest rates, which affect variable-rate CMO collateral.

         Interest income on mortgage loans held-for-investment increased to $2.7 million during the first six months of 2000 as compared to $1.9 million
      during   the   same   period   of   1999   as   average   mortgage   loans
      held-for-investment increased to $68.9 million as compared to $55.7 million, respectively. Average mortgage loans held-for-investment increased primarily as mortgage loans acquired by the Long-Term Investment Operations were held onto longer before being placed into CMO's. The weighted average yield on mortgage loans held-for-investment increased to 7.95% during the first six months of 2000 as compared to 6.84% during the same period of 1999. The increase in the weighted average yield was primarily due to the acquisition of higher-yielding mortgage loans from IFC, which reflected an increase in mortgage rates.

         Interest income on finance receivables increased 57% to $17.9 million during the first six months of 2000 as compared to $11.4 million during the same period of 1999 as average finance receivables increased 31% to $357.1 million as compared to $273.4 million, respectively. Average finance receivables to affiliated companies increased 16% to $237.8 million during the first six months of 2000 as compared to $204.3 million during the same period of 1999 as IFC's mortgage loan acquisitions increased to $886.0 million as compared to $649.7 million, respectively. As such, interest income on finance receivables to affiliates increased 41% to $11.7 million during the first six months of 2000 as compared to $8.3 million during the same period of 1999. The weighted average yield on affiliated finance receivables increased to 9.85% during the first six months of 2000 as compared to 8.15% during the same period of 1999 primarily due to an increase in prime, which is the index used to determine interest rates on finance receivables.

         Interest income on finance receivables to non-affiliated mortgage banking companies increased 100% to $6.2 million during the first six months of 2000 as compared to $3.1 million during the same period of 1999 as average finance receivables outstanding to non-affiliated mortgage banking companies increased 73% to $119.3 million as compared to $69.1 million, respectively. Average finance receivables to non-affiliates increased during the first six months of 2000 as compared to the first six months of 1999 primarily due to IWLG's business expansion. The weighted average yield on non-affiliated finance receivables increased to 10.41% during the first six months of 2000 as compared to 9.00% during the same period of 1999 primarily due to an increase in prime. Average prime increased to 8.96% during the first six months of 2000 as compared to 7.75% during the same period of 1999.

         Interest income on investment securities available-for-sale decreased 31% to $4.7 million during the first six months of 2000 as compared to $6.8 million during the same period of 1999 as average investment securities available-for-sale, net of securities valuation allowance, decreased 18% to $81.6 million as compared to $99.7 million, respectively. Average securities available-for-sale decreased as the Long-Term Investment Operations did not purchase and retain mortgage-backed securities during the first six months of 2000 as compared to $9.1 million during the same period of 1999. In addition, average securities available-for-sale decreased during the first six months of 2000 due to the write-off investment securities. The weighted average yield on investment securities available-for-sale decreased to 11.43% during the first six months of 2000 as compared to 13.54% during the same period of 1999 primarily due to actual realized losses experienced on investment securities written-off during the first six months of 2000.

      Interest Expense on Mortgage Assets

         Interest expense on CMO borrowings increased 19% to $39.7 million during the first six months of 2000 as compared to $33.5 million during the first six months of 1999 as average borrowings on CMO collateral increased 5% to $1.122 billion as compared to $1.066 billion, respectively. Interest expense on CMO borrowings rose as one-month LIBOR, which is the index used to re-price the Company's adjustable-rate CMO borrowings, increased as a result of the Federal Reserve Bank increasing short-term interest rates to slow economic growth. During the first six months of 2000, one-month LIBOR averaged 6.19% as compared to 4.96% during the same period of 1999, which caused CMO borrowing costs to rise to 7.08% as compared to 6.28%, respectively.

         Interest expense on reverse repurchase agreements used to fund the acquisition of mortgage loans and finance receivables increased 56% to $14.8 million during the first six months of 2000 as compared to $9.5 million during the same period of 1999 as average reverse repurchase agreements increased 33% to $404.6 million as compared to $305.1 million, respectively. This increase was primarily the result of an increase in finance receivables made to non-affiliates due to the expansion of business by the Warehouse Lending Operations. The weighted average yield on reverse repurchase agreements increased to 7.34% during the first six months of 2000 as compared 6.21% during the same period of 1999 due to an increase in one-month LIBOR, which is the interest rate index of these instruments.

         The Company also uses mortgage-backed securities as collateral to borrow and fund the purchase of mortgage assets and to act as an additional source of liquidity for the Company's operations. Interest expense on borrowings secured by investment securities available-for-sale increased 139% to $1.7 million during the first six months of 2000 as compared to $711,000 during the same period of 1999 as the average balance on these borrowings increased 32% to $28.9 million as compared to $21.9 million, respectively. The weighted average yield of these borrowings increased to 11.71% during the first six months of 2000 as compared 6.51% during the same period of 1999 primarily as the Company re-securitized a portion of its investment securities available-for-sale portfolio with long-term financing, as opposed to short-term reverse repurchase financing which is subject to margin calls. The Company did not have any short-term reverse repurchase financing outstanding at June 30, 2000 and December 31, 1999.

      Provision for Loan Losses

         As a result of the negative performance of the Company's HLTV portfolio during the first six months of 2000, the Company significantly increased its provision for loan losses. The Company recorded net loan loss provisions of $16.5 million during the first six months of 2000 as compared to $3.0 million during the same period of 1999. Net loan loss provisions during the first six months of 2000 includes an additional $14.5 million provision to increase the Company's allowance for loan losses and to provide for losses within the HLTV portfolio.

      Non-Interest Income (Loss)

         Non-interest income (loss) includes equity in net earnings (loss) of IFC and other non-interest income, primarily including loan servicing fees and fees associated with the Company's Warehouse Lending Operations. During the first six months of 2000, non-interest income (loss) was $312,000 as compared to $3.7 million during the same period of 1999. The decrease in non-interest income (loss) during the first six months of 2000 was primarily due to a decrease of $3.6 million in equity in net earnings
      (loss) of IFC. The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC. Equity in net earnings (loss) of IFC decreased to $(1.1) million during the first six months of 2000 as compared to $2.5 million during the same period of 1999 as IFC's net earnings decreased primarily due to a decrease in gain on sale of loans and loan servicing income, an increase in personnel expense and the write-off of Bank related charges. Refer to "Results of Operations--Impac Funding Corporation" for more information.

      Non-Interest Expense

         During the first six months of 2000, non-interest expense increased to $ 56.8 million as compared to $5.0 million during the same period of 1999. However, after excluding write-down on investment securities of $52.6 million, non-interest expense decreased to $4.2 million during the first six months of 2000 as compared to $5.0 million during the same period of 1999.

      RESULTS OF OPERATIONS-- IMPAC FUNDING CORPORATION

      For the Six Months Ended June 30, 2000 as compared to the Six Months Ended June 30, 1999

      Results of Operations

         IFC recorded a net loss of $(1.1) million during the first six months of 2000 as compared to net earnings of $2.5 million during the same period of 1999. However, total loan production at IFC remained strong as production increased 36% to $886.0 million during the first six months of 2000 as compared to $649.7 million during the same period of 1999. IFC exceeded production goals for the first six months of 2000 and, absent any significant market changes, the Company expects that it will meet production goals for the remainder of the year. The roll out of IFC's automated underwriting and loan approval system, called IDASL, to IFC's customers during 2000 is intended to further enhance IFC's production capacity without increasing current staff levels.

      Net Interest Income (Loss)

         IFC's net interest income (loss) decreased to a loss of $(622,000) during the first six months of 2000 as compared to income of $450,000 during the same period of 1999 primarily as a result of an increase in borrowing costs due to an overall increase in prime and the spread charged by IWLG. Average prime increased to 8.96% during the first six months of 2000 as compared to 7.75% during the same period of 1999.

      Non-Interest Income

         During the first six months of 2000, non-interest income decreased to $12.3 million as compared to $18.7 million during the same period of 1999. However, after excluding a $4.1 million reduction of mark-to-market allowances recorded during the second quarter of 1999, non-interest income decreased to $12.3 million during the first six months of 2000 as compared to $14.6 million during the same period of 1999. This decrease is primarily due to a $1.2 million decrease in loan servicing income and a $1.0 million decrease in gain on sale of loans, after excluding reduction of mark-to-market allowances during the second quarter of 1999.

         The decrease in loan servicing income was primarily due to a decrease in the size of IFC's servicing portfolio, as IFC sold loans on a servicing released basis and sold mortgage servicing rights during 1999 and the first six months of 2000. The decrease in gain on sale of loans was primarily due to a decrease in amortization of deferred gains. Amortization of deferred gains results from the sale of mortgage loans from IFC to IMH, an affiliated transaction. Because of the affiliated nature of the transaction, IFC defers income from loan sales over the estimated life of the mortgage loans. Due to lower mortgage prepayments during the first six months of 2000 as compared to the second quarter of 1999, amortization of deferred income was lower.

      Non-Interest Expense

         During the first six months of 2000, non-interest expense increased to $12.0 million as compared to $10.4 million during the first six months of 1999, after excluding write-down on investment securities. Non-interest expense increased by $1.6 million during the first six months of 2000, primarily due to $1.4 million write-off of Bank related charges including contract expenses, fixed assets and acquisition costs.

      LIQUIDITY AND CAPITAL RESOURCES

      Overview

         Historically, the Company's business operations are primarily funded from monthly interest and principal payments from its mortgage loan and investment securities portfolios, adjustable- and fixed-rate CMO financing, reverse repurchase agreements secured by mortgage loans, borrowings secured by mortgage-backed securities, proceeds from the sale of mortgage loans and the issuance of REMICs and proceeds from the issuance of Common Stock through secondary stock offerings, Dividend Reinvestment and Stock Purchase Plan ("DRSPP"), and its structured equity shelf program ("SES Program"). The acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, reverse repurchase agreements, CMO financing, and proceeds from the sale of Common Stock. The issuance of CMO financing provides the Long-Term Investment Operations with immediate liquidity, a relatively stable interest rate spread and eliminates the Company's exposure to margin calls on such loans. Presently, the Company has suspended both the DRSPP and SES Program and has issued no new shares of Common Stock through these programs or through secondary stock offerings during the first six months of 2000. The acquisition of mortgage loans by the Conduit Operations are funded from reverse repurchase agreements, the sale of mortgage loans and mortgage-backed securities and the issuance of REMICs. Short-term warehouse financing, finance receivables, provided by the Warehouse Lending Operations are primarily funded from reverse repurchase agreements.

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

      Long-Term Investment Operations

      Primary Source of Funds

         The Long-Term Investment Operations uses CMO borrowings to finance substantially its entire mortgage loan portfolio. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. For the first six months of 2000, the Company issued a CMO totaling $452.0 million that was collateralized by $455.7 million of residential mortgages. At June 30, 2000, the Long-Term Investment Operations had $1.1 billion of CMO borrowings used to finance $1.2 billion of CMO collateral.

         The Long-Term Investment Operations may pledge mortgage-backed securities as collateral to borrow funds under reverse repurchase agreements. The terms under these reverse repurchase agreements are generally for 30 days with interest rates ranging from the one-month LIBOR plus a spread depending on the type of collateral provided. As of June 30, 2000, the Long-Term Investment Operations had no amounts outstanding under reverse repurchase agreements secured by investment securities available-for-sale.

      Primary Use of Funds

         During  the  first  six  months  of  2000,  the  Long-Term   Investment
      Operations acquired $155.2 million in principal balance of mortgage loans from IFC.

         During the first six months of 2000, the Company paid common and preferred stock dividends of $6.7 million.

      Warehouse Lending Operations

      Primary Source of Funds

         The Warehouse Lending Operations finances the acquisition of mortgage loans by the Long-Term Investment Operations and Conduit Operations primarily through borrowings on reverse repurchase agreements with third party lenders. IWLG has obtained reverse repurchase facilities from major investment banks to provide financing as needed. Terms of the reverse repurchase agreements require that the mortgages be held by an independent third party custodian giving the Warehouse Lending Operations the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates vary from 85 basis points to 200 basis points over one-month LIBOR, depending on the type of collateral provided. The advance rate on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 75% to 101% of the fair market value of the collateral. At June 30, 2000, the Warehouse Lending Operations had $222.4 million outstanding on uncommitted reverse repurchase agreements at a rate of one-month LIBOR plus 0.85% to 2.00%.

      Primary Use of Funds

         During the first six months of 2000, the Warehouse Lending Operations increased outstanding finance receivables by $99.8 million.

      Mortgage Operations

      Primary Source of Funds

         The Mortgage Operations has entered into reverse repurchase agreements to obtain financing of up to $1.1 billion from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that IFC accumulates mortgage loans and until the mortgage loans are securitized and sold. The margins on the reverse repurchase agreements are based on the type of collateral provided and generally range from 95% to 100% of the fair market value of the collateral. Interest rates on the borrowings were indexed to prime plus 1.00%, which was 9.50% at June 30, 2000. At June 30, 2000, the Conduit Operations had $101.2 million outstanding under the reverse repurchase agreements.

          During the first six months of 2000, the Mortgage Operations sold $621.6 million in principal balance of mortgage loans to third party investors. In addition, IFC sold $155.2 million in principal balance of mortgage loans to the Long-Term Investment Operations during the first six months of 2000. By securitizing and selling loans on a periodic and consistent basis the reverse repurchase agreements were sufficient to handle IFC's liquidity needs during the six-months ended June 30, 2000.

      Primary Use of Funds

          During the first six months of 2000, the Mortgage Operations acquired $886.0 million of mortgage loans.

      Cash Flows

         Operating Activities - During the first six months of 2000, net cash provided by operating activities was $15.2 million.

         Investing Activities - During the first six months of 2000, net cash used in investing activities was $101.5 million. Cash used in investing activities was primarily due to an increase in finance receivables of $99.8 million as the Warehouse Lending Operations expanded its business.

         Financing Activities - During the first six months of 2000, net cash provided by financing activities was $79.1 million. Cash provided by financing activities was primarily due to proceeds from CMO borrowings of $452.0 million, which was partially offset by repayment of CMO borrowings and reverse repurchase agreements of $365.8 million.

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

      ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Securitizations/Sales - Hedging Interest Rate Risk. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization or sale of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination of purchase. However, a portion of the loans are held-for-sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, in the case of a securitization, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization or sale, this would result in a reduction of the Company's related gain or an increase in the Company's loss on sale.

      Interest- and Principal-Only Strips. The Company had interest- and principal-only strips of $8.7 million and $35.7 million outstanding at June 30, 2000 and December 31, 1999, respectively. These instruments are carried at the lower of amortized cost or market value at June 30, 2000 and December 31, 1999. The Company values these assets based on the present value of future cash flow streams net of expenses using various assumptions.

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

      None.

      ITEM 5: OTHER INFORMATION

      None.

      ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

      10.4 (d) Amendment dated October 1, 1999 to lease between The Realty Associates Fund V and Impac Mortgage Holdings, Inc.

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

      Date:  August 11, 2000