Form 10-Q
period 2000-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2000-11-15
CIK 1000298

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2000

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

                                                                                                                                                                  Name of each exchange on
                                                                            Title of each class                                                              which registered
                                                      ________________________________                  ________________________________
                                                                     Common Stock $0.01 par value                                    American Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         On November 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $44.7 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of November 10, 2000 was 21,400,906.

Documents incorporated by reference: None

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

 Item 1.   CONSOLIDATED FINANCIAL STATEMENTS - IMPAC MORTGAGE HOLDINGS, INC.                                       Page #
           AND SUBSIDIARIES

           Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999...........................      3

           Consolidated Statements of Operations and Comprehensive Earnings (Loss),

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS............................................................................     15

  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................     30

                                              PART II. OTHER INFORMATION

           SIGNATURES                                                                                                33

                                                    PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                     IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                      (dollars in thousands, except per share data)
                                                                                          September 30,     December 31,
                                                                                               2000             1999
                                                                                          ---------------  ---------------

                                         ASSETS
Cash and cash equivalents.............................................................     $     18,769    $      20,152
Investment securities available-for-sale..............................................           39,822           93,206
Loan Receivables:
   CMO collateral.....................................................................        1,094,083          949,677
   Finance receivables................................................................          366,823          197,119
   Mortgage loans held-for-investment.................................................          242,622          363,435
   Allowance for loan losses..........................................................           (8,855)          (4,029)
                                                                                          ---------------  ---------------
        Net loan receivables..........................................................        1,694,673        1,506,202
Investment in Impac Funding Corporation...............................................           16,601           17,372
Due from affiliates...................................................................           14,500           14,500
Accrued interest receivable...........................................................           12,015           11,209
Other real estate owned...............................................................            4,789            8,820
Other assets..........................................................................            6,422            3,969
                                                                                          ---------------  ---------------
     Total assets.....................................................................     $  1,807,591    $   1,675,430
                                                                                          ===============  ===============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                       LIABILITIES
CMO borrowings........................................................................     $    998,739    $     850,817
Reverse repurchase agreements.........................................................          594,296          539,687
Borrowings secured by investment securities available-for-sale........................           23,516           31,333
Senior subordinated debentures........................................................            6,909            6,691
Accrued dividends payable.............................................................            3,356            3,570
Due to affiliates.....................................................................              --             2,945
Other liabilities.....................................................................            1,054            1,543
                                                                                          ---------------  ---------------
     Total liabilities................................................................        1,627,870        1,436,586
                                                                                          ---------------  ---------------

                                  STOCKHOLDERS' EQUITY
Preferred stock; $.01 par value; 5,100,000 shares authorized; none issued or
   outstanding at September 30, 2000 and December 31, 1999, respectively..............              --               --
Series A junior participating preferred stock, $.01 par value; 2,500,000 shares
   authorized; none issued and outstanding at September 30, 2000 and December 31, 1999              --               --
Series B 10.5% cumulative convertible preferred stock, $.01 par value; $30,000 liquidation value; 1,200,000 shares authorized; none and 1,200,000 issued and
   outstanding at September 30, 2000 and December 31, 1999, respectively..............              --                12
Series C 10.5% cumulative convertible preferred stock, $.01 par value; $30,000 liquidation value; 1,200,000 shares authorized; 1,200,000 and none issued and
   outstanding at September 30, 2000 and December 31, 1999, respectively..............               12              --
Common stock; $.01 par value; 50,000,000 shares authorized; 21,400,906 shares
   issued and outstanding at September 30, 2000 and December 31, 1999, respectively...              214              214
Additional paid-in capital............................................................          327,632          327,632
Accumulated other comprehensive earnings (loss).......................................            1,308           (7,579)
Notes receivable from common stock sales..............................................             (900)            (905)
Accumulated deficit:
   Cumulative dividends declared......................................................         (103,186)         (93,080)
   Retained earnings (accumulated deficit)............................................          (45,359)          12,550
                                                                                          ---------------  ---------------

      Net accumulated deficit.........................................................         (148,545)         (80,530)
                                                                                          ---------------  ---------------
        Total stockholders' equity....................................................          179,721          238,844
                                                                                          ---------------  ---------------
        Total liabilities and stockholders' equity....................................     $  1,807,591    $   1,675,430
                                                                                          ===============  ===============

                                     See accompanying notes to consolidated financial statements.

                                            IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   and COMPREHENSIVE EARNINGS (LOSS)

                                                 (in thousands, except per share data)

                                                                   For the Three Months          For the Nine Months
                                                                   Ended September 30,           Ended September 30,
                                                                ---------------------------   --------------------------
                                                                     2000          1999           2000          1999
                                                                ------------- -------------   ------------ -------------
INTEREST INCOME:
   Mortgage Assets..........................................    $    37,711    $   26,745     $  104,893   $    86,332
   Other interest income....................................            261           582          1,749         1,727
                                                                ------------- -------------   ------------ -------------
         Total interest income..............................         37,972        27,327        106,642        88,059
                                                                ------------- -------------   ------------ -------------
INTEREST EXPENSE:
   CMO borrowings...........................................         19,839        16,592         59,548        50,051
   Reverse repurchase agreements............................         11,677         4,238         26,518        13,718
    Borrowings secured by investment
         securities available-for-sale......................            765           259          2,457           970
   Senior subordinated debentures...........................            314           358            944           636
   Other borrowings.........................................            --              3             45           399
                                                                ------------- -------------   ------------ -------------
     Total interest expense.................................         32,595        21,450         89,512        65,774
                                                                ------------- -------------   ------------ -------------
   Net interest income......................................          5,377         5,877         17,130        22,285
     Provision for loan losses..............................          1,248         1,367         17,735         4,356
                                                                ------------- -------------   ------------ -------------
   Net interest income (loss) after provision for loan losses         4,129         4,510           (605)       17,929

NON-INTEREST INCOME:
   Equity in net earnings (loss) of Impac Funding Corporation           143         3,017           (937)        5,516
   Loan servicing fees......................................            193           247            532         1,101
   Other income.............................................            550           519          1,604           896
                                                                ------------- -------------   ------------ -------------
     Total non-interest income .............................            886         3,783          1,199         7,513

NON-INTEREST EXPENSE:
    Write-down on investment securities available-for-sale..            171           358         53,576         2,037
   Loss on disposition of other real estate owned...........            369           557          1,677         1,668
   Professional services....................................            611           669          1,697         2,039
   General and administrative and other expense.............            388           336          1,069           965
   Personnel expense........................................            177           141            484           353
                                                                ------------- -------------   ------------ -------------
     Total non-interest expense.............................          1,716         2,061         58,503         7,062
                                                                ------------- -------------   ------------ -------------
   Net earnings (loss)......................................          3,299         6,232        (57,909)       18,380
   Less: Cash dividends on cumulative convertible
        preferred stock.....................................           (788)         (788)        (2,363)       (2,463)
                                                                ------------- -------------   ------------ -------------
   Net earnings (loss) available to common stockholders.....          2,511         5,444        (60,272)       15,917

Other comprehensive earnings (loss):
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period           (830)       (1,965)        15,282        (3,666)
     Less:  Reclassification of losses included
         in earnings (loss)................................             (51)          (39)        (6,395)         (305)
                                                                ------------- -------------   ------------ -------------

        Net unrealized gain (losses) arising during period..           (881)       (2,004)         8,887        (3,971)
                                                                ------------- -------------   ------------ -------------
   Comprehensive earnings (loss)............................    $     2,418    $    4,228     $  (49,022)  $    14,409
                                                                ============= =============   ============ =============

   Net earnings (loss) per share--basic......................   $      0.12    $     0.24     $    (2.82)  $      0.69
                                                                ============= =============   ============ =============
   Net earnings (loss) per share--diluted....................   $      0.12    $     0.22     $    (2.82)  $      0.63
                                                                ============= =============   ============ =============

                                     See accompanying notes to consolidated financial statements.

                                      IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)

                                                                                               For the Nine Months
                                                                                               Ended September 30,
                                                                                          -------------------------------
                                                                                               2000            1999
                                                                                          ---------------  --------------

  Cash flows from operating activities:
    Net earnings (loss).................................................................   $    (57,909)   $     18,380
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Equity in net (earnings) loss of Impac Funding Corporation.......................            937          (5,516)
       Provision for loan losses........................................................         17,735           4,356
       Amortization of loan premiums and securitization costs...........................         12,147          14,068
       Loss on disposition of other real estate owned...................................          1,677           1,668
       Write-down of investment securities available-for-sale...........................         53,576           2,037
       Net change in accrued interest receivable........................................           (806)           (223)
       Net change in other assets and liabilities.......................................         (5,887)          6,707
                                                                                          ---------------  --------------
         Net cash provided by operating activities......................................         21,470          41,477
                                                                                          ---------------  --------------

  Cash flows from investing activities:
    Net change in CMO collateral........................................................        173,425          81,524
    Net change in finance receivables...................................................       (170,275)        101,781
    Net change in mortgage loans held-for-investment....................................       (231,246)          1,749
    Proceeds from sale of other real estate owned, net..................................         12,097           9,722
    Purchase of investment securities available-for-sale................................            --          (18,295)
    Sale of investment securities available-for-sale....................................          5,704           3,803
    Net principal reductions on investment securities available-for-sale................          2,825           6,723
                                                                                          ---------------  --------------
         Net cash provided by (used in) investing activities............................       (207,470)        187,007
                                                                                          ---------------  --------------

  Cash flows from financing activities:
    Net change in reverse repurchase agreements and other borrowings....................         47,010        (102,767)
    Proceeds from CMO borrowings........................................................        451,950         298,076
    Repayments of CMO borrowings........................................................       (304,028)       (416,545)
    Dividends paid......................................................................        (10,320)        (18,804)
    Repurchase of common stock..........................................................            --           (6,831)
    Proceeds from dividend reinvestment and stock purchase plan.........................            --              946
    Advances to purchase common stock, net of principal reductions......................              5              12
                                                                                          ---------------  --------------
         Net cash provided by (used in) financing activities............................        184,617        (245,913)
                                                                                          ---------------  --------------

  Net change in cash and cash equivalents...............................................         (1,383)        (17,429)
  Cash and cash equivalents at beginning of period......................................         20,152          33,876
                                                                                          ---------------  --------------
  Cash and cash equivalents at end of period............................................   $     18,769    $     16,447
                                                                                          ===============  ==============

  Supplementary information:
    Interest paid.......................................................................   $     83,583    $     67,894

  Non-cash transactions:
    Exchange of Series B preferred stock for Series C preferred stock...................   $     28,658    $        --
    Exchange of common stock for senior subordinated debentures.........................            --            6,448
    Transfer of mortgage loans held-for-investment to CMO collateral....................        337,016             --
    Dividends declared and unpaid.......................................................          3,356           3,659
    Accumulated other comprehensive gain (loss).........................................          8,887          (3,971)
    Loans transferred to other real estate owned........................................          9,743          13,265

                                     See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

        Unless the context otherwise requires, references herein to the “Company”’ refer to Impac Mortgage Holdings, Inc. (IMH) and its subsidiaries, IMH Assets Corporation (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), IMH/ICH Dove St., LLC (Dove), and Impac Funding Corporation (together with its wholly-owned subsidiary, Impac Secured Assets Corporation, IFC), collectively. References to IMH refer to Impac Mortgage Holdings, Inc. as a separate entity from IMH Assets, IWLG, Dove and IFC.

1. Basis of Financial Statement Presentation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

        The operations of IMH have been presented in the consolidated financial statements for the three- and nine- months ended September 30, 2000 and 1999 and include the financial results of IMH’s equity interest in net earnings (loss) of IFC and IMH Assets, IWLG and Dove as stand-alone entities. The financial results of Dove are only included in the three and nine- months ended September 30, 1999. The results of operations of IFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations of the Company as “Equity in net earnings (loss) of Impac Funding Corporation.”

2. Organization

        The Company is a mortgage real estate investment trust (Mortgage REIT) which, together with its subsidiaries and related companies, primarily operates three businesses: (1) the Long-Term Investment Operations, (2) the Mortgage Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans that are originated and acquired by the Mortgage Operations and securities backed by such mortgage loans. The Mortgage Operations is comprised of the Conduit Operations, which primarily purchases non-conforming mortgage loans from correspondent brokers, and subsequently sells or securitizes such loans, and the Wholesale and Retail Lending Operations, which allows brokers and retail customers to access the Company directly to originate, underwrite and fund their loans. The Warehouse Lending Operations provides short-term lines of credit to originators of mortgage loans. IMH is organized as a REIT for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level, provided that the Company distributes 95% of its taxable income to common stockholders.

Long-Term Investment Operations

        The Long-Term Investment Operations, conducted by IMH and IMH Assets, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Subsequent to 1997, the Long-Term Investment Operations investment strategy has been to only acquire or invest in investment securities that are secured by mortgage loans underwritten and purchased by IFC (“Impac Securities”). Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The principal differences between conforming loans and non-conforming loans include applicable loan-to-value ratios, credit and income histories of the mortgagors, documentation required for approval of the mortgagors, type of properties securing the mortgage loans, loan sizes, and the mortgagors’ occupancy status with respect to the mortgaged properties. Second mortgage loans are mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes.

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

        The Wholesale and Retail Lending Operations, conducted by Impac Lending Group (“ILG”), a division of IFC, markets, underwrites, processes and funds mortgage loans for both wholesale and retail customers. Through the wholesale division, ILG allows mortgage brokers to work directly with the Company to originate, underwrite and fund their mortgage loans. Many of the Company’s wholesale customers cannot conduct business with the Conduit Operations as correspondent sellers because they do not meet the higher net worth requirements or do not have the ability to close the loan in their name. Through the retail division, ILG markets mortgage loans directly to the public. Both the wholesale and retail mortgage divisions offer all of the loan programs that are offered by the Conduit Operations.

         Warehouse Lending Operations

        The Warehouse Lending Operations, conducted by IWLG, provides short-term lines of credit to affiliated companies and to approved mortgage bankers, most of which are correspondents of IFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors.

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

Reclassifications

        Certain amounts in the consolidated financial statements as of December 31, 1999 and for the three- and nine-months ended September 30, 1999 have been reclassified to conform to the 2000 presentation.

New Accounting Statements

         In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140 to replace SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. Statement No. 140 will be the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions, (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. Management plans to implement the disclosure requirements of SFAS No. 140 in 2000 and is currently evaluating the impact of implementation of SFAS No. 140 on the Company's financial position and results of operations.

        In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was subsequently amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. Under SFAS No. 138, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing risk. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 138 also amends SFAS No. 133 for the decisions reached by the Derivatives Implementation Group Process. Management is currently evaluating the impact of SFAS No. 133 on the Company’s financial positions and results of operations.

         In March 2000, the FASB issued Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25” (FIN 44). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

4. Net Earnings (Loss) per Share

         The following table represents the computation of basic and diluted net earnings (loss) per share for the periods presented, as if all stock options and cumulative convertible preferred stock (Preferred Stock), if dilutive, were outstanding for these periods (in thousands, except per share data):

                                                                                                 For the Three Months
                                                                                                 Ended September 30,
                                                                                             -----------------------------
                                                                                                 2000           1999
                                                                                             -------------- --------------
  Numerator:
        Numerator for basic earnings per share--
          Net earnings...................................................................     $     3,299    $     6,232
          Less:  Dividends paid to preferred stockholders................................            (788)          (788)
                                                                                             -------------- --------------
             Net earnings available to common stockholders...............................     $     2,511    $     5,444
                                                                                             ============== ==============
  Denominator:
             Basic weighted average number of common
               shares outstanding during the period......................................          21,401         22,636
          Impact of assumed conversion of cumulative convertible preferred stock.........           6,356          6,061
          Net effect of dilutive stock options...........................................             --              19
                                                                                             -------------- --------------
             Diluted weighted average common and common equivalent shares................          27,757         28,716
                                                                                             ============== ==============
          Net earnings per share--basic...................................................    $      0.12    $      0.24
                                                                                             ============== ==============
          Net earnings per share--diluted.................................................    $      0.12    $      0.22
                                                                                             ============== ==============

         The Company had 769,146 and 547,293 stock options at September 30, 2000 and September 30, 1999, respectively that were not considered in the dilutive calculation of earnings per share as the exercise price was higher than the market price for the period.

                                                                                                 For the Nine Months
                                                                                                 Ended September 30,
                                                                                             -----------------------------
                                                                                                 2000           1999
                                                                                             -------------- --------------
   Numerator:
         Numerator for basic earnings per share--
           Net earnings (loss)............................................................    $   (57,909)   $    18,380
           Less:  Dividends paid to preferred stockholders................................         (2,363)        (2,463)
                                                                                             -------------- --------------
              Net earnings (loss) available to common stockholders........................    $   (60,272)   $    15,917
                                                                                             ============== ==============
   Denominator:
           Basic weighted average number of common
                   shares outstanding during the period...................................         21,401         23,233
           Impact of assumed conversion of cumulative convertible preferred stock.........            --           6,061
           Net effect of dilutive stock options...........................................            --              24
                                                                                             -------------- --------------
              Diluted weighted average common and common equivalent shares................         21,401         29,318
                                                                                             ============== ==============
           Net earnings (loss) per share--basic............................................   $     (2.82)   $      0.69
                                                                                             ============== ==============
           Net earnings (loss) per share--diluted..........................................   $     (2.82)   $      0.63
                                                                                             ============== ==============

         The Company had 769,146 and 559,707 stock options at September 30, 2000 and September 30, 1999, respectively that were not considered in the dilutive calculation of earnings per share as the exercise price was higher than the market price for the period.

5. Mortgage Assets

         Mortgage Assets consist of investment securities available-for-sale, mortgage loans held-for-investment, CMO collateral and finance receivables. At September 30, 2000 and December 31, 1999, Mortgage Assets consisted of the following (in thousands):

                                                                                      September 30,            December 31,
                                                                                          2000                     1999
                                                                                 ---------------------   ----------------------
      Investment securities available-for-sale:
           Subordinated securities collateralized by mortgages...................  $          38,430       $           94,985
              Subordinated securities collateralized by other loans..............                 84                    5,633
              Net unrealized gains (losses)......................................              1,308                   (7,412)
                                                                                 ---------------------   ----------------------
                    Carrying value of investment securities available-for-sale...             39,822                   93,206
                                                                                 ---------------------   ----------------------
      Loan Receivables:
      CMO collateral--
              CMO collateral, unpaid principal balance...........................          1,057,112                  908,987
              Unamortized net premiums on loans..................................             22,901                   28,797
              Securitization expenses............................................             14,070                   11,893
                                                                                 ---------------------   ----------------------
                    Carrying value of CMO collateral.............................          1,094,083                  949,677
      Finance receivables--
              Due from affiliates................................................            213,063                   67,416
              Due from other mortgage banking companies..........................            153,760                  129,703
                                                                                 ---------------------   ----------------------
                    Carrying value of finance receivables........................            366,823                  197,119
      Mortgage loans held-for-investment--
               Mortgage loans held-for-investment, unpaid principal balance......            241,032                  361,394
               Unamortized net premiums on loans.................................              1,590                    2,041
                                                                                 ---------------------   ----------------------
                    Carrying value of mortgage loans held-for-investment.........            242,622                  363,435

      Carrying value of Gross Loan Receivables...................................          1,703,528                1,510,231
               Allowance for loan losses.........................................             (8,855)                  (4,029)
                                                                                 ---------------------   ----------------------
                    Carrying value of Net Loan Receivables.......................          1,694,673                1,506,202
                                                                                 ---------------------   ----------------------
         Total carrying value of Mortgage Assets.................................  $       1,734,495       $        1,599,408
                                                                                 =====================   =====================

6. Segment Reporting

        The basis for the Company’s segments is to separate its entities as follows: segments that derive income from investment in long-term Mortgage Assets, segments that derive income by providing short-term lines of credit and segments that derive income from the origination and purchase and subsequent sale or securitization of mortgage loans.

        The Company internally reviews and analyzes its segments as follows: (1) the Long-Term Investment Operations, conducted by IMH and IMH Assets, invests primarily in non-conforming residential mortgage loans that are originated and acquired by the Mortgage Operations and mortgage-backed securities secured by or representing interests in such loans, (2) the Warehouse Lending Operations, conducted by IWLG, provides short-term lines of credit to affiliated companies and to approved mortgage bankers, most of which are correspondents of IFC, to finance mortgage loans, and (3) the Mortgage Operations, comprised of the Conduit Operations, conducted by IFC, which primarily purchases mortgage loans from its corrsespondents and subsequently sells or securitizes non-conforming mortgage loans, and the Wholesale and Retail Lending Operations, conducted by ILG, which allows mortgage brokers and retail customers to access the Company directly to originate, underwrite and fund their loans.

        The following table shows the Company’s reporting segments as of and for the nine months ended September 30, 2000 (in thousands):

                                              Long-Term       Warehouse
                                             Investment        Lending                      Intercompany
                                             Operations       Operations     Other (b)     Elimination (c)    Consolidated
                                           ----------------  -------------  ------------   ----------------  ---------------
      Balance Sheet Items:
          CMO collateral                    $   1,094,083     $        --    $       --     $          --     $  1,094,083
          Total assets                          1,520,496         652,769            --          (365,674)       1,807,591
          Total stockholders' equity              246,403          58,293            --          (124,975)         179,721

      Income Statement Items:
          Interest income                   $      76,586     $    36,951    $       --     $      (6,895)    $    106,642
          Interest expense                         69,882          26,525            --            (6,895)          89,512
          Equity interest in net loss
             of IFC (a)                                --              --            --              (937)            (937)
          Net earnings (loss)                     (66,581)          9,609            --              (937)         (57,909)

         The following table shows the Company's reporting segments for the three months ended September 30, 2000 (in thousands):

      Income Statement Items:
          Interest income                   $      25,910     $    15,686    $       --     $      (3,624)    $      37,972
          Interest expense                         24,543          11,676            --            (3,624)           32,595
          Equity interest in net earnings
             of IFC (a)                                --              --            --               143               143
          Net earnings (loss)                        (696)          3,852            --               143             3,299

         The  following  table  shows the  Company's  reporting  segments as of and for the nine months  ended  September  30, 1999 (in thousands):

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

      Income Statement Items :
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

         The following table shows the Company's reporting segments for the three months ended September 30, 1999 (in thousands):

      Income Statement Items:
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

(a) The Mortgage Operations are accounted for using the equity method and is an unconsolidated subsidiary of the Company.
(b) Primarily includes the operations of Dove, of which the Company owned a 50% interest, and account reclassifications.
(c) Elimination of inter-segment balance sheet and income statement items.

7. Investment in Impac Funding Corporation

        The Company is entitled to 99% of the earnings or losses of IFC through its ownership of all of the non-voting preferred stock of IFC. As such, the Company records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company’s share of earnings or losses. Gain or loss on the sale of loans or securities by IFC to IMH are deferred and amortized or accreted over the estimated life of the loans or securities using the interest method. The following is financial information for IFC for the periods presented (in thousands):

                                                               BALANCE SHEETS

                                                                                         September 30,      December 31,
                                                                                              2000              1999
                                                                                        -----------------  ----------------
                                           ASSETS
      Cash                                                                               $        6,460     $       8,805
      Investment securities available-for-sale                                                      293             1,887
      Mortgage loans held-for-sale                                                              220,992            68,084
      Mortgage servicing rights                                                                  15,684            15,621
      Premises and equipment, net                                                                 4,574             3,575
      Due from affiliates                                                                           --              4,307
      Accrued interest receivable                                                                   659                48
      Other assets                                                                               11,895            13,919
                                                                                        -----------------  ----------------
           Total assets                                                                  $      260,557     $     116,246
                                                                                        ================   =================

                           LIABILITIES AND SHAREHOLDERS' EQUITY
      Borrowings from IWLG                                                               $      213,150     $      66,125
      Other borrowings                                                                               77               181
      Due to affiliates                                                                          14,500            14,500
      Deferred revenue                                                                            5,368             7,635
      Accrued interest expense                                                                    1,785               843
      Other liabilities                                                                           8,908             9,414
                                                                                        -----------------  ----------------
           Total liabilities                                                                    243,788            98,698
                                                                                        -----------------  ----------------
      Shareholders' Equity:
        Preferred stock                                                                          18,053            18,053
        Common stock                                                                                182               182
        Accumulated deficit                                                                      (1,469)             (520)
        Accumulated other comprehensive earnings (loss)                                               3              (167)
                                                                                        -----------------  ----------------
           Total shareholders' equity                                                            16,769            17,548
                                                                                        -----------------  ----------------
                Total liabilities and shareholders' equity                               $      260,557     $     116,246
                                                                                        =================  ================

                                                       STATEMENTS OF OPERATIONS

                                                                 For the Three Months          For the Nine Months
                                                                   Ended September 30,          Ended September 30,
                                                              ----------------------------  --------------------------
                                                                   2000           1999          2000          1999
                                                              ------------- --------------  ------------ -------------
Interest income                                               $     8,063   $       4,491   $   20,116   $     13,986
Interest expense                                                    8,388           4,099       21,063         13,144
                                                              ------------- --------------  ------------ -------------
           Net interest income (loss)                                (325)            392         (947)           842

Gain on sale of loans                                               3,793           8,296       13,163         22,787
Loan servicing income                                               2,310           1,758        4,858          5,452
Other non-interest income                                             188             373          595            856
                                                              ------------- --------------  ------------ -------------
       Total non-interest income                                    6,291          10,427       18,616         29,095

General and administrative and other expense                        2,048           1,936        6,954          5,384
Personnel expense                                                   2,370           2,048        6,950          5,399
Write-down on investment securities available-for-sale                --               --        1,537          4,223
Amortization of mortgage servicing rights                           1,294           1,372        3,751          3,935
Provision for repurchases                                               5             188           77            366
Loss on sale of mortgage servicing rights                             --               --          --             877
                                                              ------------- --------------  ------------ -------------
        Total non-interest expense                                  5,717           5,544       19,269         20,184
                                                              ------------- --------------  ------------ -------------

Net earnings (loss) before income taxes                               249           5,275       (1,600)         9,753
   Income taxes                                                       105           2,227         (651)         4,181
                                                              ------------- --------------  ------------ -------------
Net earnings (loss)                                           $       144   $       3,048   $     (949)  $      5,572
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

        On September 26, 2000, the Company declared a third quarter cash dividend on common stock of $2.6 million, or $0.12 per share. This dividend was paid on October 25, 2000 to common stockholders of record on October 11, 2000.

        On September 26, 2000, the Company declared a third quarter cash dividend of $788,000 or $0.65625 per share to series C preferred stockholders. This dividend was paid on October 24, 2000.

9. Commitments and Contingencies

        Currently, IFC is under examination with the California Franchise Tax Board (FTB) for income tax years ending December 31, 1995 and 1996. The examination was the result of an audit of Imperial Credit Industries, Inc. The FTB has raised certain claims, which may result in the issuance of Notice of Proposed Assessments for the above years stated. If the raised claims come to fruition, the Company will exercise its administrative rights and vigorously contest the adjustments. The Company also will seek to recover from Imperial Credit Industries, Inc. the amount of the benefit they recover as a result of any assessment against the Company. The Company cannot currently determine the likelihood of such an assessment and is unable to estimate the impact on IFC.

10. Dividend Policy and Stock Repurchase Plan

        In November 2000, the Board of Directors decided to suspend payment of future common stock dividends until the Company has utilized its tax loss carryforwards. The Company estimates that by December 31, 2000 the Company will have approximately $25.0 million in tax loss carryforwards that can be utilized to reduce future taxable income. The Board of Directors also authorized the Company to purchase up to $2.0 million of the Company’s common stock in open market purchases during the fourth quarter of 2000. The timing and extent of the repurchases will depend on market conditions. The acquired shares will be cancelled. The Board of Directors decision to purchase the Company’s common stock will be reevaluated each quarter. There are no assurances that the Company will continue its common stock repurchase plan in the future.

11. Allowance for Loan Losses

Activity for allowance for loan losses was as follows (in thousands):

                                                            For the Nine             For the Nine
                                                             Months Ended            Months Ended
                                                         September 30, 2000       September 30, 1999
                                                       ----------------------  ----------------------

      Balance, beginning of period....................$               4,029    $              6,959
      Provision for loan losses.......................               17,735                   4,356
      Charge-offs, net of recoveries..................              (12,909)                 (7,691)
                                                      ----------------------- -----------------------
      Balance, end of period..........................$               8,855    $              3,624
                                                      ======================= =======================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        Certain information contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “should,” “anticipate,” “estimate,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. The Company’s actual results may differ materially from those contained in the forward-looking statements. Factors which may cause a difference to occur include the rate of growth and expansion of the Company’s new divisions, the availability of suitable opportunities for potential acquisitions, ownership and disposition of Mortgage Assets (which depend on the type of Mortgage Asset involved) and yields available from time to time on such Mortgage Assets, interest rates, changes in estimates of book basis and tax basis earnings, fluctuations and increase in prepayment rates, the availability of suitable financing and investments, trends in the economy which affect confidence and demand on the Company’s portfolio of Mortgage Assets and other factors referenced in this report and other reports filed by the Company with the SEC, including its Annual Report on Form 10-K.

SIGNIFICANT TRANSACTIONS

Exchange of Series B Cumulative Convertible Preferred Stock for Series C Cumulative Convertible Preferred Stock

        In February 2000, all shares of Series B 10.5% Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) were exchanged for Series C 10.5% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) and the conversion rate was adjusted to $4.72 per share convertible into 5.29661 shares of Common Stock or an aggregate of 6,355,932 shares of Common Stock. Other than the foregoing, the Series C Preferred Stock has the same rights, preferences and privileges as the Series B Preferred Stock.

Collateralized Mortgage Obligations ("CMOs")

        The Company issued a CMO during the first nine months of 2000 for $452.0 million, which was collateralized by $428.1 million of adjustable-rate mortgages and $27.6 million of fixed-rate mortgages. The issuance of CMOs provides the Company with immediate liquidity, a relatively stable net interest rate spread and eliminates the Company’s exposure to margin calls on such loans.

Definitive Agreement to Acquire a California Thrift and Loan

        In July 2000, the Company withdrew its application to acquire a California Thrift and Loan (“Bank”). The decision to withdraw its application was based upon management’s assessment that a mutually acceptable approval to operate the Bank was not likely. Management does not believe that the decision to withdraw its application will adversely affect the Company’s future operations and profitability. The $10.0 million of capital, which had been set aside to capitalize the Bank upon approval of the application, has been redeployed in the Company’s operating businesses and to further grow the Company’s balance sheet. The Company may re-evaluate this decision in the future, if there is a change in the regulatory environment regarding residential mortgage lending. Most costs related to the acquisition of the Bank, which were incurred during the approval process, were written-off during the second quarter of 2000. Total capitalized expenses written-off by IFC during the second quarter of 2000 represented an after-tax charge of $862,000.

BUSINESS OPERATIONS

         Long-Term Investment Operations: During the first nine months of 2000, the Long-Term Investment Operations, conducted by IMH and IMH Assets, acquired $282.3 million of mortgages from IFC as compared to $283.0 million of mortgages acquired during the same period in 1999. Mortgages purchased by the Long-Term Investment Operations during the first nine months of 2000 consisted of $275.3 million of adjustable-rate mortgages (“ARMs”) secured by first liens on residential property and $7.0 million of fixed-rate mortgages (“FRMs”) primarily secured by second trust deeds on residential property. During the first nine months of 2000, IMH Assets issued CMOs totaling $452.0 million as compared to CMOs totaling $298.1 million during the same period in 1999. As of September 30, 2000, the Long-Term Investment Operations’ portfolio of mortgage loans consisted of $1.1 billion of mortgage loans held in trust as collateral for CMOs and $242.6 million of mortgage loans held-for-investment, of which approximately 28% were FRMs and 72% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of mortgage loans was 8.98% at September 30, 2000 with a weighted average margin of 4.23%. The portfolio of mortgage loans included 83% of “A” credit quality, non-conforming mortgage loans and 17% of “B” and “C” credit quality, non-conforming mortgage loans, as defined by the Company. During the first nine months of 2000, the Long-Term Investment Operations acquired no securities from IFC as IFC sold all interests in its periodic issuances of real estate mortgage investment conduits (“REMICs”) to third party investors compared to $18.3 million during the same period in 1999. Total non-performing loans, including 90 days past due, foreclosures and other real estate owned, decreased 28% to $43.3 million, or 3.38%, of the long-term investment portfolio at September 30, 2000 as compared to $59.8 million, or 5.01%, of the long-term investment portfolio at December 31, 1999. The loan delinquency rate of the Long-Term Investment Operations portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 4.39% at September 30, 2000 as compared to 6.48% at September 30, 1999.

         Conduit Operations: The Conduit Operations, conducted by IFC, continues to support the Long-Term Investment Operations of the Company by supplying IMH and IMH Assets with mortgages for IMH’s long-term investment portfolio. In acting as the mortgage conduit for the Company, IFC’s mortgage acquisitions increased 36% to $1.5 billion during the first nine months of 2000 as compared to $1.1 billion of mortgages acquired during the same period in 1999. IFC sold whole loans to third party investors or securitized $947.7 million, which contributed to the gain on sale of loans of $13.2 million, during the first nine months of 2000. This compares to whole loan sales to third party investors or securitizations of $1.0 billion, resulting in gain on sale of loans of $22.8 million, during the same period in 1999. Of the $947.7 million of whole loan sales and securitizations during the first nine months of 2000, IFC issued three REMIC’s for $900.8 million. IFC had deferred income of $5.4 million at September 30, 2000 as compared to $7.6 million at December 31, 1999. Deferred income results from the sale of mortgages to IMH, which are deferred and amortized or accreted over the estimated life of the loans using the interest method. During the first nine months of 2000, IFC sold $279.7 million in principal balance of mortgages to IMH as compared to $287.6 million during the first nine months of 1999. IFC’s master servicing portfolio increased 44% to $3.6 billion at September 30, 2000 as compared to $2.5 billion at September 30, 1999. IFC had mortgage servicing rights of $15.7 million at September 30, 2000 as compared to $15.6 million at December 31, 1999. The loan delinquency rate of mortgages in IFC’s master servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 3.87% at September 30, 2000 as compared to 4.15%, 4.33%, 4.37%, and 5.28% for the last four quarter-end periods.

         Wholesale and Retail Lending Operations: The Wholesale and Retail Lending Operations, conducted by ILG, increased total loan originations by 181% to $94.9 million during the third quarter of 2000 as compared to $33.8 million during the third quarter of 1999. As of September 30, 2000, ILG approved mortgage brokers increased by 231% to 605 as compared to 183 at December 31, 1999.

         Warehouse Lending Operations: At September 30, 2000, the Warehouse Lending Operations had $1.4 billion of short-term warehouse lines of credit available to 53 borrowers, of which $366.8 million was outstanding thereunder, after elimination of borrowings to the Long-Term Investment Operations, including $213.1 million outstanding to IFC.

RESULTS OF OPERATIONS--IMPAC MORTGAGE HOLDINGS, INC.

For the Three Months Ended September 30, 2000 as compared to the Three Months Ended September 30, 1999

Results of Operations

        Net earnings decreased to $3.3 million, or $0.12 per diluted common share, for the third quarter of 2000 as compared to net earnings of $6.2 million, or $0.22 per diluted common share, for the third quarter of 1999 primarily due to a decrease in equity in net earnings (loss) of IFC. Equity in net earnings (loss) of IFC decreased to $143,000 during the third quarter of 2000 as compared to $3.0 million during the third quarter of 1999 primarily due to a decrease of $4.5 million in gain on sale of loans by IFC. During the third quarter of 2000, IFC sold whole loans or securitized $361.7 million of mortgages for a gain of $3.8 million as compared to $518.8 million and $8.3 million, respectively, during the third quarter of 1999. The decrease in loan sales and gain on sale of loans at IFC during the third quarter of 2000 was primarily the result of the following: (1) IFC retaining loans at September 30, 2000 in order to benefit from anticipated better pricing on REMIC securitizations that are planned to occur during November and December of 2000 and (2) IFC potentially accelerating whole loan sales on a monthly basis during the third quarter of 1999 as opposed to quarterly REMIC securitizations. The Company is entitled to 99% of the earnings or losses of IFC as it owns 100% of IFC’s preferred stock. In addition, net earnings during the third quarter of 2000 were negatively affected by a $500,000 decrease in net interest income on the Company’s portfolio of Mortgage Assets. During the third quarter of 2000, the net interest margin decreased to 1.20% as compared to 1.52% during the third quarter of 1999 as the increase in short-term interest rates during the first half of 2000 resulted in a more rapid increase in variable-rate CMO financing, which is indexed to one-month LIBOR, than increases in variable-rate CMO collateral, which is restricted by periodic and lifetime interest rate cap limitations and generally indexed to six-month LIBOR. However, the stabilization of interest rates during the third quarter of 2000, the re-pricing of CMO collateral and a decrease in mortgage loan prepayment rates is expected to benefit net interest income during the fourth quarter of 2000. Mortgage Assets are comprised of mortgage loans held-for-investment, CMO collateral, finance receivables and investment securities available-for-sale.

        Although the Company’s net earnings decreased during the third quarter of 2000 as compared to the same period in 1999, the Company returned to profitability as compared to the second quarter of 2000. Net earnings increased to $3.3 million, or $0.12 per diluted common share, for the third quarter of 2000 as compared to a net loss of $(30.3) million, or $(1.45) per diluted common share, for the second quarter of 2000 due to significant write-downs and charge-offs taken in the long-term investment portfolio and additional increases to the allowance for loan losses recorded during the second quarter of 2000.

        The Company believes that remaining profitable can be accomplished by focusing on the Company’s core operating businesses, which are the Mortgage and Warehouse Lending Operations, in addition to rebuilding the Company’s balance sheet through the Long-Term Investment Operations. As such, the Company’s Mortgage Operations continued to experience steady growth during the third quarter of 2000 as loan production from IFC continued to benefit from increased loan submissions and underwriting approvals generated and processed through Impac Direct Access System for Lending (“IDASL”). IDASL is the Mortgage Operations’ automated mortgage loan underwriting and approval system. During the third quarter of 2000, IFC’s customers increased the monthly volume of loans submitted through the IDASL system by 86% to $438.0 million per month as compared to $236.0 million per month during the second quarter of 2000. Management’s goal is to get all of IFC’s correspondents submitting loans through IDASL by this year-end and 50% of all wholesale brokers using IDASL by the end of the first quarter of 2001. Increased loan submissions through IDASL helped increase total loan production by 25% to $594.7 million during the third quarter of 2000 as compared to $473.9 million during the third quarter of 1999. In addition, IDASL, along with other technology driven initiatives, as well as increased loan production contributed to a reduction in costs to originate and acquire mortgage loans by IFC during the third quarter. The Warehouse Lending Operations continued its growth to a record high in monthly average balances outstanding to external customers during September 2000 while maintaining historically superior credit performance. Total average outstanding finance receivables to non-affiliates increased 97% to $152.7 million during the third quarter of 2000 as compared to $77.7 million during the third quarter of 1999.

        As part of balance sheet rebuilding process, the Company anticipates completing a CMO for approximately $470.0 million during the fourth quarter of 2000. If completed, the new CMO will include approximately $115.0 million of mortgage loan collateral from four existing CMOs that the Company will combine with mortgage loans currently held in the long-term investment portfolio. The new CMO is expected to provide substantially improved capital leverage on the original $115.0 million of existing CMO collateral, which is expected to result in additional liquidity. In addition to restructuring the balance sheet, the Company has substantially reduced non-performing loans, which include 90 days past due, foreclosures and other real estate owned, and delinquencies in the long-term investment portfolio since the end of 1999. Total non-performing loans decreased 28% to $43.3 million, or 3.38%, of the long-term investment portfolio at September 30, 2000 as compared to $59.8 million, or 5.01%, of the long-term investment portfolio at December 31, 1999. The loan delinquency rate of the Long-Term Investment Operations portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 4.39% at September 30, 2000 as compared to 6.48% at September 30, 1999. The Company believes that business results of the third quarter along with technology initiatives, previously introduced and currently underway, establishes a foundation for continued momentum and positive results for the future.

        Total assets were $1.8 billion at September 30, 2000 as compared to $1.7 billion at December 31, 1999. The Company’s ratio of debt to equity increased to 9.0 to 1 at September 30, 2000 as compared to 6.0 to 1 at December 31, 1999 as stockholders’ equity decreased to $179.7 million as compared to $238.8 million, respectively. Stockholders’ equity decreased as the Company recorded $68.9 million of non-recurring, non-cash accounting charges (“accounting charges”) during the first half of 2000. Diluted book value (calculated by including preferred stock conversion rights of 6.4 million common shares) decreased 25% to $6.47 per common share at September 30, 2000 as compared to $8.60 per common share at December 31, 1999 which was primarily due to a decrease in stockholders equity as a result of accounting charges recorded during the first half of 2000.

Net Interest Income

        Net interest income decreased 8% to $5.4 million during the third quarter of 2000 as compared to $5.9 million during the third quarter of 1999. The decrease in net interest income was primarily the result of higher CMO borrowing costs due to an increase in one-month LIBOR, which is the index used to re-price the Company’s adjustable-rate CMO borrowings, as the Federal Reserve Bank increased short-term interest rates during the first half of 2000. During the third quarter of 2000, one-month LIBOR averaged 6.62% as compared to 5.28% during the third quarter of 1999, which caused CMO borrowing costs to rise to 7.58% as compared to 6.45%, respectively. While CMO borrowing costs increased 113 basis points between the third quarters of 2000 and 1999, the yield on CMO collateral increased to 7.28% during the third quarter of 2000 as compared to 6.33% during the third quarter of 1999, an increase of 95 basis points. The 18 basis point decrease in net interest spread, or net interest spread compression, on CMO collateral was the result of adjustable-rate CMO borrowings, which is indexed to one-month LIBOR, re-pricing upwards more quickly than adjustable-rate CMO collateral, which is restricted to periodic and lifetime cap limitations and generally indexed to six-month LIBOR. Net interest income was also negatively affected by a reduction of $1.6 million in interest income as $52.6 million of investment securities available-for-sale were written-off during the first and second quarters of 2000.

        However, the decrease in net interest income from net interest spread compression and from the write-off of investment securities available-for-sale was partially offset by an increase in average Mortgage Assets which increased 20% to $1.8 billion during the third quarter of 2000 as compared to $1.5 billion during the third quarter of 1999. The increase in average Mortgage Assets during the third quarter of 2000 was primarily the result of a $270.1 million increase in average finance receivables. Average finance receivables increased during the third quarter of 2000 as the Warehouse Lending Operations internal and external customers increased usage of approved short-term warehouse lines of credit. As of September 30, 2000, IWLG had approved short-term warehouse lines of credit available to 52 non-affiliated customers totaling $361.0 million as compared to 50 customers totaling $302.5 million as of September 30, 1999. Average outstanding finance receivables increased 79% to $468.7 million during the third quarter of 2000 as compared to $261.6 million during the third quarter of 1999. Also, for the month of September 2000, IWLG’s average outstanding finance receivables to non-affiliated customers were $152.7 million, which was an all-time high since inception of the Warehouse Lending Operations in November of 1995.

         The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the third quarters of 2000 and 1999 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                             For the Three Months               For the Three Months
                                                           Ended September 30, 2000           Ended September 30, 1999
                                                       ---------------------------------  ---------------------------------
                                                                             Weighted                           Weighted
                                                         Average              Avg.          Average              Avg.
                                                         Balance   Interest  Yield          Balance   Interest  Yield
                                                       ---------------------------------  ---------------------------------
                  MORTGAGE ASSETS
Investment securities available-for-sale:
  Securities collateralized by mortgages             $     39,899 $   1,630  16.34%    $     79,435 $   3,015  15.18%
  Securities collateralized by other loans                    159       --    --               5,495       193  14.05
                                                     ------------------------           ------------------------
     Total investment securities available-for-sale        40,058     1,630  16.28            84,930     3,208  15.11
                                                     ------------------------           ------------------------
Loan receivables:
CMO collateral                                          1,145,119    20,842   7.28         1,131,926    17,907   6.33
Mortgage loans held-for-investment                        153,213     3,226   8.42            13,849       253   7.31
Finance receivables:
  Affiliated                                              316,044     7,875   9.97           183,856     3,597   7.83
  Non-affiliated                                          152,679     4,138  10.84            77,743     1,780   9.16
                                                     ------------------------           ------------------------
     Total finance receivables                            468,723    12,013  10.25           261,599     5,377   8.22
                                                     ------------------------           ------------------------
        Total Loan Receivables                          1,767,055    36,081   8.17         1,407,374    23,537   6.69
                                                     ------------------------           ------------------------
        Total Mortgage Assets                        $  1,807,113 $  37,711   8.35%    $  1,492,304 $  26,745   7.17%
                                                     ========================           ========================
                     BORROWINGS
CMO borrowings                                       $  1,046,699 $  19,839   7.58%    $  1,028,494 $  16,592   6.45%
Reverse repurchase agreements - mortgages                 598,306    11,677   7.81           261,900     4,238   6.47
Borrowings secured by investment securities
   available-for-sale                                      25,022       765  12.23            15,545       259   6.66
                                                     ------------------------           ------------------------
Total borrowings on Mortgage Assets                  $  1,670,027 $  32,281   7.73%    $  1,305,939 $  21,089   6.46%
                                                     ========================           ========================

Net Interest Spread                                                           0.62%                             0.71%

Net Interest Margin                                                           1.20%                             1.52%

Interest Income on Mortgage Assets

        Interest income on CMO collateral increased 16% to $20.8 million during the third quarter of 2000 as compared to $17.9 million during the third quarter of 1999 as average CMO collateral increased to $1.15 billion as compared to $1.13 billion, respectively. Interest income on CMO collateral increased primarily due to interest and mortgage rate increases during the first half of 2000 and a decrease in constant prepayment rates (“CPR”). CPR results from the unscheduled principal paydown or payoff of mortgage loans prior to the contractual maturity date or contractual payment schedule of the mortgage loan. Loan premiums paid for acquiring mortgage loans and securitization costs incurred when CMOs are issued are amortized to interest income and interest expense over the estimated lives of the mortgage loans. During the third quarter of 2000, CPR on CMO collateral was 25% as compared to 35% during the third quarter of 1999. An increase in mortgage rates during 2000 and an increase in loans acquired from IFC with prepayment penalties contributed to slower CPR during the third quarter of 2000. Due to IFC’s increased acquisition and origination of loans with prepayment penalties, subsequent CMO collateral acquired by the Long-Term Investment Operations from IFC should continue to contribute to a reduction in CPR and future stability of earnings. The weighted average yield on CMO collateral increased to 7.28% during the third quarter of 2000 as compared to 6.33% during the third quarter of 1999 primarily due to the aforementioned increase in interest rates.

        Interest income on mortgage loans held-for-investment increased to $3.2 million during the third quarter of 2000 as compared to $253,000 during the third quarter of 1999 as average mortgage loans held-for-investment increased to $153.2 million as compared to $13.8 million, respectively. Average mortgage loans held-for-investment increased primarily as the Long-Term Investment Operations acquired $125.6 million of mortgage loans from IFC during the third quarter of 2000 in anticipation of issuing a fourth quarter CMO. The weighted average yield on mortgage loans held-for-investment increased to 8.42% during the third quarter of 2000 as compared to 7.31% during the third quarter of 1999 which was primarily due to the acquisition of higher-yielding mortgage loans from IFC, which reflected an increase in mortgage rates.

        Interest income on finance receivables increased 122% to $12.0 million during the third quarter of 2000 as compared to $5.4 million during the third quarter of 1999 as average finance receivables increased 79% to $468.7 million as compared to $261.6 million, respectively. Interest income on finance receivables to affiliates increased 119% to $7.9 million during the third quarter of 2000 as compared to $3.6 million during the third quarter of 1999 as average finance receivables to affiliated companies increased 72% to $316.0 million as compared to $183.9 million, respectively. The increase in average affiliate finance receivables was primarily due to increased mortgage acquisitions and originations by IFC during the third quarter of 2000. The weighted average yield on affiliated finance receivables increased to 9.97% during the third quarter of 2000 as compared to 7.83% during the third quarter of 1999 primarily due to an increase in Bank of America’s prime rate (“prime”), which is the index used to determine interest rates on finance receivables. Average prime increased to 9.50% during the third quarter of 2000 as compared to 7.84% during the third quarter of 1999. Interest income on finance receivables to non-affiliated mortgage banking companies increased 128% to $4.1 million during the third quarter of 2000 as compared to $1.8 million during the third quarter of 1999 as average finance receivables outstanding to non-affiliated mortgage banking companies increased 97% to $152.7 million as compared to $77.7 million, respectively. Average finance receivables to non-affiliates increased during the third quarter of 2000 as compared to the third quarter of 1999 primarily due to increased usage of short-term warehouse lines of credit. The weighted average yield on non-affiliated finance receivables increased to 10.84% during the third quarter of 2000 as compared to 9.16% during the third quarter of 1999 primarily due to the aforementioned increase in prime.

        Interest income on investment securities available-for-sale decreased 50% to $1.6 million during the third quarter of 2000 as compared to $3.2 million during the third quarter of 1999 as average investment securities available-for-sale, net of securities valuation allowance, decreased 53% to $40.1 million as compared to $84.9 million, respectively. Average securities available-for-sale decreased as the Company wrote-off $52.6 million of investment securities available-for-sale during the first half of 2000, which affected the average for the third quarter of 2000. The weighted average yield on investment securities available-for-sale increased to 16.28% during the third quarter of 2000 as compared to 15.11% during the third quarter of 1999 as lower yielding investment securities were written-off during the first half of 2000.

Interest Expense on Mortgage Assets

        Interest expense on CMO borrowings increased 19% to $19.8 million during the third quarter of 2000 as compared to $16.6 million during the third quarter of 1999 as average borrowings on CMO collateral increased 2% to $1.05 billion as compared to $1.03 billion, respectively. Interest expense on CMO borrowings rose as one-month LIBOR, which is the index used to re-price the Company’s adjustable-rate CMO borrowings, increased as a result of the Federal Reserve Bank increasing short-term interest rates during the first half of 2000. During the third quarter of 2000, one-month LIBOR averaged 6.62% as compared to 5.28% during the third quarter of 1999, which caused CMO borrowing costs to rise to 7.58% as compared to 6.45%, respectively.

        Interest expense on reverse repurchase agreements used to fund the acquisition of mortgage loans and finance receivables increased 179% to $11.7 million during the third quarter of 2000 as compared to $4.2 million during the third quarter of 1999 as average reverse repurchase agreements increased 128% to $598.3 million as compared to $261.9 million, respectively. The increase in interest expense on reverse repurchase agreements was primarily the result of an increase in one-month LIBOR, which is the index used to re-price reverse repurchase agreements, and an increase in total average finance receivables made to internal and external customers of the Warehouse Lending Operations. The weighted average yield on reverse repurchase agreements increased to 7.81% during the third quarter of 2000 as compared 6.47% during the third quarter of 1999.

        The Company also uses mortgage-backed securities as collateral to borrow and fund the purchase of mortgage assets and to act as an additional source of liquidity for the Company’s operations. Interest expense on borrowings secured by investment securities available-for sale increased 195% to $765,000 during the third quarter of 2000 as compared to $259,000 during the third quarter of 1999 as the average balance on these borrowings increased 61% to $25.0 million as compared to $15.5 million, respectively. The weighted average yield of these borrowings increased to 12.23% during the third quarter of 2000 as compared 6.66% during the third quarter of 1999 primarily as the Company re-securitized a portion of its investment securities available-for-sale portfolio with long-term financing at a higher interest rate, as opposed to short-term reverse repurchase financing which are subject to margin calls. The re-securitization did not have a major effect on average outstanding balances until the fourth quarter of 1999. The Company did not have any short-term reverse repurchase financing outstanding at September 30, 2000 and December 31, 1999.

Provision for Loan Losses

        The Company’s total allowance for loan losses expressed as a percentage of Gross Loan Receivables, which includes loans held-for-investment, CMO collateral and finance receivables, decreased to 0.52% at September 30, 2000 as compared to 0.27% at December 31, 2000 as the Company recorded net charge-offs of $5.3 million during the third quarter of 2000 as compared to $1.7 million during the second quarter of 2000. During the first half of 2000, management decided to increase the allowance for loan losses based upon increased levels of delinquencies and losses in the Company’s portfolio of high loan-to-value second trust deeds, which were charged to the allowance during the third quarter of 2000. The allowance for loan losses is determined primarily on the basis of management’s judgment of net loss potential, including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, the value of the collateral and current economic conditions that may affect the borrowers’ ability to pay. The Company recorded loan loss provisions of $1.2 million during the third quarter of 2000 as compared to $1.4 million during the third quarter of 1999.

        Total non-performing loans, including 90 days past due, foreclosures and other real estate owned, decreased 28% to $43.3 million, or 3.38%, of the long-term investment portfolio at September 30, 2000 as compared to $59.8 million, or 5.01%, of the long-term investment portfolio at December 31, 1999. The loan delinquency rate of mortgages in the long-term investment portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, decreased to 4.39% at September 30, 2000 as compared to 5.43% at December 31, 1999.

Non-Interest Income (Loss)

        Non-interest income (loss) includes equity in net earnings (loss) of IFC and other non-interest income, primarily including loan servicing fees and fees associated with the Company’s Warehouse Lending Operations. During the third quarter of 2000, non-interest income was $886,000 as compared to $3.8 million during the third quarter of 1999. The decrease in non-interest income (loss) during the third quarter of 2000 was primarily due to a decrease of $2.9 million in equity in net earnings (loss) of IFC. The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC’s preferred stock, which represents 99% of the economic interest in IFC. Equity in net earnings (loss) of IFC decreased to $143,000 during the third quarter of 2000 as compared to $3.0 million during the third quarter of 1999 as IFC’s net earnings decreased primarily due to a decrease in gain on sale of loans. The decrease in gain on sale of loans by IFC during the third quarter of 2000 was primarily the result of the following: (1) IFC retaining loans at September 30, 2000 in order to benefit from anticipated better pricing on REMIC securitizations that are planned to occur during November and December of 2000 and (2) IFC potentially accelerating whole loan sales on a monthly basis during the third quarter of 1999 as opposed to quarterly REMIC securitizations. Refer to “Results of Operations--Impac Funding Corporation” for additional information regarding results of operations for IFC.

Non-Interest Expense

        During the third quarter of 2000, non-interest expense, excluding write-down on investment securities available-for-sale, decreased 12% to $1.5 million as compared to $1.7 million during the third quarter of 1999 primarily due to a $188,000 decrease in loss on disposition of other real estate owned as non-performing assets, including other real estate owned, decreased to $43.3 million during the third quarter of 2000 as compared to $59.8 million during the third quarter of 1999.

RESULTS OF OPERATIONS-- IMPAC FUNDING CORPORATION

For the Three Months Ended September 30, 2000 as compared to the Three Months Ended September 30, 1999

Results of Operations

        Net earnings decreased to $144,000 during the third quarter of 2000 as compared to net earnings of $3.0 million for the third quarter of 1999 primarily due to a $4.5 million decrease in gain on sale of loans. During the third quarter of 2000, IFC sold whole loans or securitized $361.7 million of mortgages for a gain of $3.8 million as compared to $518.8 million and $8.3 million, respectively, during the third quarter of 1999. The decrease in loan sales and gain on sale of loans during the third quarter of 2000 was primarily the result of the following: (1) IFC retaining loans at September 30, 2000 in order to benefit from anticipated better pricing on REMIC securitizations that are planned to occur during November and December of 2000 and (2) IFC potentially accelerating whole loan sales on a monthly basis during the third quarter of 1999 as opposed to quarterly REMIC securitizations.

        The Mortgage Operations continued to experience steady growth during the third quarter of 2000 as loan production from IFC continued to benefit from increased loan submissions and underwriting approvals generated and processed through IDASL. During the third quarter of 2000, IFC’s customers increased the monthly volume of loans submitted through the IDASL system by 86% to $438.0 million per month as compared to $236.0 million per month during the second quarter of 2000. Management’s goal is to get all of IFC’s correspondents submitting loans through IDASL by this year-end and 50% of all wholesale brokers using IDASL by the end of the first quarter of 2001. Increased loan submissions through IDASL helped increased total loan production by 25% to $594.7 million during the third quarter of 2000 as compared to $473.9 million during the third quarter of 1999. In addition, IDASL, along with other technology driven initiatives, as well as increased loan production contributed to a reduction in costs to originate and acquire mortgage loans by IFC during the third quarter.

Net Interest Income (Loss)

        Net interest income (loss) decreased to $(325,000) during the third quarter of 2000 as compared to $392,000 during the third quarter of 1999 primarily as a result of an increase in borrowing costs due to an increase in prime and the spread charged by IWLG. Average prime increased to 9.50% during the third quarter of 2000 as compared to 7.84% during the third quarter of 1999 as a result of interest rate increases during 2000.

Non-Interest Income

        During the third quarter of 2000, non-interest income decreased to $6.3 million as compared to $10.4 million during the third quarter of 1999 primarily due to a $4.5 million decrease in gain on sale of loans. The decrease in gain on sale of loans during the third quarter of 2000 was primarily the result of the following: (1) IFC retaining loans at September 30, 2000 in order to benefit from anticipated better pricing on REMIC securitizations that are planned to occur during November and December of 2000 and (2) IFC potentially accelerating whole loan sales on a monthly basis during the third quarter of 1999 as opposed to quarterly REMIC securitizations.

Non-Interest Expense

        During the third quarter of 2000, non-interest expense increased to $5.7 million as compared to $5.5 million during the third quarter of 1999 primarily due to an increase in personnel expense as staffing rose to 191 employees at September 30, 2000 as compared to 181 employees at September 30, 1999. The majority of staffing increases were at ILG due to increases in production and the overall expansion of the Wholesale and Retail Lending Operations.

RESULTS OF OPERATIONS-- IMPAC MORTGAGE HOLDINGS, INC.

For the Nine months Ended September 30, 2000 as compared to the Nine months Ended September 30, 1999

Results of Operations

        The Company recorded a net loss of $(57.9) million, or $(2.82) per diluted common share, during the first nine months of 2000 as compared to earnings of $18.4 million, or $0.63 per diluted common share, during the same period of 1999. The net loss for the first nine months of 2000 included $68.9 million in write-downs and charge-offs in the long-term investment portfolio and additional increases in allowance for loan losses recorded during the first and second quarters of 2000. Due to the continued deterioration in the performance of collateral supporting specific investment securities available-for-sale, the Company wrote-off substantially all remaining book value on these investment securities during the first and second quarters of 2000. Accounting charges recorded during the first and second quarters of 2000 included the write-off of substantially all investment securities secured by high loan-to-value (“HLTV”) second trust deeds, investment securities secured by franchise mortgage receivables and certain sub-prime subordinated securities all of which were acquired prior to 1998. Subsequent to 1997, the Company’s investment strategy has been to only acquire or invest in investment securities that are secured by mortgage loans underwritten and purchased (“Impac Securities”) by IFC due to their superior historical performance. In addition, during the first and second quarters of 2000 the Company substantially increased the allowance for loan losses related to HLTV second trust deeds that were held in the long-term investment portfolio as a result of higher than expected delinquencies and losses.

        However, during the first nine months of 2000, net operating earnings, exclusive of accounting charges recorded during the first and second quarters of 2000, would have been $11.0 million, or $0.40 per diluted common share, as compared to earnings of $18.4 million, or $0.63 per diluted common share, during the same period of 1999. The decrease in net operating earnings was primarily due to a decrease of $5.2 million in net interest income as a result of rising short-term interest rates during 2000 and a decrease of $4.6 million, after excluding tax-effected accounting charges of $1.8 million, in equity in net earnings (loss) of IFC. The decrease in net interest income, during the first nine months of 2000, was primarily due to a decrease in net interest margin as a result of net interest spread compression. During the first nine months of 2000, net interest margin decreased to 1.24% as compared to 1.84% during the same period of 1999 as increases in short-term interest rates, which occurred during the first nine months of 2000, resulted in a more rapid increase in variable-rate CMO financing, which is adjusted monthly and indexed to one-month LIBOR, than variable-rate CMO collateral, which is restricted by periodic and lifetime interest rate cap limitations and generally indexed to six-month LIBOR. This mismatch of interest rate adjustments caused by increasing short-term rates resulted in compression or tightening of net interest margins. The decrease in equity in net earnings (loss) of IFC was primarily due to a decrease in gain on sale of loans.

Net Interest Income

        Net interest income decreased 23% to $17.1 million during the first nine months of 2000 as compared to $22.3 million during the same period of 1999. The decrease in net interest income during the first nine months of 2000 was primarily the result of higher CMO borrowing costs due to an increase in one-month LIBOR, which is the index used to re-price the Company’s adjustable-rate CMO borrowings. During the first nine months of 2000, one-month LIBOR increased as a result of the Federal Reserve Bank increasing short-term interest rates. One-month LIBOR averaged 6.33% during the first nine months of 2000 as compared to 5.07% during the same period of 1999, which caused CMO borrowing costs to rise to 7.24% as compared to 6.34%, respectively. While CMO borrowing costs increased 90 basis points between the first nine months of 2000 and 1999, the yield on CMO collateral increased to 7.03% during the first nine months of 2000 as compared to 6.62% during the same period of 1999, an increase of 41 basis points. The 49 basis point decrease in net interest spread on CMO collateral was the result of adjustable-rate CMO borrowings re-pricing upwards more quickly than adjustable-rate CMO collateral, which are restricted to periodic and lifetime cap limitations. Net interest income was also negatively effected by a reduction of interest income on investment securities available-for-sale that were written-off during the first and second quarters of 2000. During the first half of 2000, the Company wrote-off $52.6 million of investment securities available-for-sale which contributed to a $3.7 million decrease in interest income on investment securities. The decrease in net interest income from net interest spread compression and the write-off of investment securities was partially offset by an increase in average Mortgage Assets, which increased 13% to $1.8 billion as compared to $1.6 billion, respectively. The increase in average Mortgage Assets during the first nine months of 2000 was primarily the result of an increase in average finance receivables of $125.2 million as the Warehouse Lending Operations’ internal and external customers increased usage of short-term warehouse lines of credit.

         The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the nine months ended September 30, 2000 and 1999 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                             For the Nine Months                For the Nine Months
                                                           Ended September 30, 2000           Ended September 30, 1999
                                                       ---------------------------------  ---------------------------------
                                                                            Weighted                           Weighted
                                                         Average              Avg.          Average              Avg.
                                                         Balance   Interest  Yield          Balance   Interest  Yield
                                                       ---------------------------------  ---------------------------------

                  MORTGAGE ASSETS
Investment securities available-for-sale:
  Securities collateralized by mortgages             $     63,839 $   6,020  12.57%    $     86,700 $   9,330  14.35%
  Securities collateralized by other loans                  3,817       273   9.54             8,052       629  10.42
                                                     ------------------------           ------------------------
     Total investment securities available-for-sale        67,656     6,293  12.40            94,752     9,959  14.01
                                                     ------------------------           ------------------------
Loan receivables:
CMO collateral                                          1,197,580    63,149   7.03         1,155,877    57,404   6.62
Mortgage loans held-for-investment                         97,196     5,514   7.56            41,626     2,160   6.92
Finance receivables:
  Affiliated                                              264,084    19,591   9.89           197,408    11,920   8.05
  Non-affiliated                                          130,489    10,346  10.57            72,015     4,889   9.05
                                                     ------------------------           ------------------------
     Total finance receivables                            394,573    29,937  10.12           269,423    16,809   8.32
                                                     ------------------------           ------------------------
        Total Loan Receivables                          1,689,349    98,600   7.78         1,466,926    76,373   6.94
                                                     ------------------------           ------------------------
        Total Mortgage Assets                        $  1,757,005 $ 104,893   7.96%    $  1,561,678 $  86,332   7.37%
                                                     ========================           ========================

                     BORROWINGS
CMO borrowings                                       $  1,096,430 $  59,548   7.24%    $  1,053,314 $   50,051  6.34%
Reverse repurchase agreements - mortgages                 469,649    26,518   7.53           290,542     13,718  6.30
Borrowings secured by investment securities
   available-for-sale                                      27,605     2,457  11.87            19,727       970   6.56
                                                     ------------------------           ------------------------

Total borrowings on Mortgage Assets                  $  1,593,684 $  88,523   7.41%    $  1,363,583 $  64,739   6.33%
                                                     ========================           ========================

Net Interest Spread                                                           0.55%                             1.04%

Net Interest Margin                                                           1.24%                             1.84%

Interest Income on Mortgage Assets

        Interest income on CMO collateral increased 10% to $63.1 million during the first nine months of 2000 as compared to $57.4 million during the same period of 1999 as average CMO collateral increased to $1.20 billion as compared to $1.16 billion, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued a CMO totaling $452.0 million during the first quarter of 2000, which was partially offset by total principal prepayments on CMO collateral of $335.1 million since the end of the third quarter of 1999. During the first nine months of 2000, CPR on CMO collateral was 25% as compared to 38% during the same period of 1999. An increase in mortgage rates during 2000 and an increase in loans acquired from IFC with prepayment penalties contributed to greater stability in prepayments. Due to IFC’s correspondent agreements and increased levels of prepayment penalties, subsequent CMO collateral acquired by the Long-Term Investment Operations from IFC should continue to contribute to a reduction in CPR and stability of earnings. The weighted average yield on CMO collateral increased to 7.03% during the first nine months of 2000 as compared to 6.62% during the same period of 1999 primarily due to an increase in interest rates, which affects variable-rate CMO collateral.

        Interest income on mortgage loans held-for-investment increased to $5.5 million during the first nine months of 2000 as compared to $2.2 million during the same period of 1999 as average mortgage loans held-for-investment increased 134% to $97.2 million as compared to $41.6 million, respectively. Average mortgage loans held-for-investment increased primarily as the Long-Term Investment Operations acquired loans in anticipation of the issuance of a CMO. The weighted average yield on mortgage loans held-for-investment increased to 7.56% during the first nine months of 2000 as compared to 6.92% during the same period of 1999. The increase in the weighted average yield was primarily due to the acquisition of higher-yielding mortgage loans from IFC, which reflected an increase in mortgage rates.

        Interest income on finance receivables increased 78% to $29.9 million during the first nine months of 2000 as compared to $16.8 million during the same period of 1999 as average finance receivables increased 46% to $394.6 million as compared to $269.4 million, respectively. Average finance receivables to affiliated companies increased 34% to $264.1 million during the first nine months of 2000 as compared to $197.4 million during the same period of 1999 as IFC’s mortgage loan acquisitions increased to $1.5 billion as compared to $1.1 billion, respectively. As such, interest income on finance receivables to affiliates increased 65% to $19.6 million during the first nine months of 2000 as compared to $11.9 million during the same period of 1999. The weighted average yield on affiliated finance receivables increased to 9.89% during the first nine months of 2000 as compared to 8.05% during the same period of 1999 primarily due to an increase in prime, which is the index used to determine interest rates on finance receivables. Average prime increased to 9.14% during the first nine months of 2000 as compared to 7.87% during the same period of 1999. Interest income on finance receivables to non-affiliated mortgage banking companies increased 110% to $10.3 million during the first nine months of 2000 as compared to $4.9 million during the same period of 1999 as average finance receivables outstanding to non-affiliated mortgage banking companies increased 81% to $130.5 million as compared to $72.0 million, respectively. Average finance receivables to non-affiliates increased during the first nine months of 2000 as compared to the first nine months of 1999 primarily due to increased usage of approved short-term warehouse lines of credit. The weighted average yield on non-affiliated finance receivables increased to 10.57% during the first nine months of 2000 as compared to 9.05% during the same period of 1999 primarily due to the aforementioned increase in prime.

        Interest income on investment securities available-for-sale decreased 37% to $6.3 million during the first nine months of 2000 as compared to $10.0 million during the same period of 1999 as average investment securities available-for-sale, net of securities valuation allowance, decreased 29% to $67.7 million as compared to $94.8 million, respectively. Average investment securities available-for-sale decreased as the Long-Term Investment Operations did not purchase and retain mortgage-backed securities during the first nine months of 2000 as compared to $18.3 million during the same period of 1999. In addition, average investment securities available-for-sale decreased during the first nine months of 2000 due to the write-off of $68.9 million of investment securities secured by HLTV second trust deeds, investment securities secured by franchise mortgage receivables and certain sub-prime subordinated securities. The weighted average yield on investment securities available-for-sale decreased to 12.40% during the first nine months of 2000 as compared to 14.01% during the same period of 1999 primarily due to actual realized losses experienced on investment securities written-off during the first and second quarters of 2000.

Interest Expense on Mortgage Assets

        Interest expense on CMO borrowings increased 19% to $59.5 million during the first nine months of 2000 as compared to $50.1 million during the first nine months of 1999 as average borrowings on CMO collateral increased 5% to $1.10 billion as compared to $1.05 billion, respectively. Interest expense on CMO borrowings rose as one-month LIBOR, which is the index used to re-price the Company’s adjustable-rate CMO borrowings, increased as a result of the Federal Reserve Bank increasing short-term interest rates. During the first nine months of 2000, one-month LIBOR averaged 6.33% as compared to 5.07% during the same period of 1999, which caused CMO borrowing costs to rise to 7.24% as compared to 6.34%, respectively.

        Interest expense on reverse repurchase agreements used to fund the acquisition of mortgage loans and finance receivables increased 93% to $26.5 million during the first nine months of 2000 as compared to $13.7 million during the same period of 1999 as average reverse repurchase agreements increased 62% to $469.6 million as compared to $290.5 million, respectively. This increase was primarily the result of an increase in finance receivables made to non-affiliates due to increased usage of approved short-term warehouse lines of credit and increased mortgage loan acquisitions and originations at IFC. The weighted average yield on reverse repurchase agreements increased to 7.53% during the first nine months of 2000 as compared 6.30% during the same period of 1999 due to an increase in one-month LIBOR, which is the interest rate index of these instruments.

        The Company also uses mortgage-backed securities as collateral to borrow and fund the purchase of mortgage assets and to act as an additional source of liquidity for the Company’s operations. Interest expense on borrowings secured by investment securities available-for-sale increased 158% to $2.5 million during the first nine months of 2000 as compared to $970,000 during the same period of 1999 as the average balance on these borrowings increased 40% to $27.6 million as compared to $19.7 million, respectively. The weighted average yield of these borrowings increased to 11.87% during the first nine months of 2000 as compared 6.56% during the same period of 1999 primarily as the Company re-securitized a portion of its investment securities available-for-sale portfolio with long-term financing, as opposed to short-term reverse repurchase financing which are subject to margin calls. The Company did not have any short-term reverse repurchase financing outstanding at September 30, 2000 and December 31, 1999.

Provision for Loan Losses

        As a result of higher than expected delinquencies and losses in the Company’s HLTV portfolio during the first and second quarters of 2000, the Company significantly increased its allowance for loan losses. The Company recorded net loan loss provisions of $17.7 million during the first nine months of 2000 as compared to $4.4 million during the same period of 1999. Net loan loss provisions during the first nine months of 2000 included additional loan loss provisions of $14.5 million to increase the Company’s allowance for loan losses and to provide for losses within the HLTV portfolio.

Non-Interest Income

        Non-interest income includes equity in net earnings (loss) of IFC and other non-interest income, primarily including loan servicing fees and fees associated with the Company’s Warehouse Lending Operations. During the first nine months of 2000, non-interest income was $1.2 million as compared to $7.5 million during the same period of 1999. The decrease in non-interest income during the first nine months of 2000 was primarily due to a decrease of $6.5 million in equity in net earnings (loss) of IFC. The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC’s preferred stock, which represents 99% of the economic interest in IFC. Equity in net earnings (loss) of IFC decreased to $(937,000) during the first nine months of 2000 as compared to $5.5 million during the same period of 1999 as IFC’s net earnings decreased primarily due to a decrease in gain on sale of loans and loan servicing income. Refer to “Results of Operations--Impac Funding Corporation” for more information regarding results of operations for IFC.

Non-Interest Expense

        During the first nine months of 2000, non-interest expense increased to $58.5 million as compared to $7.1 million during the same period of 1999. However, after excluding write-down on investment securities available-for-sale, non-interest expense decreased to $4.9 million during the first nine months of 2000 as compared to $5.0 million during the same period of 1999.

RESULTS OF OPERATIONS-- IMPAC FUNDING CORPORATION

For the Nine months Ended September 30, 2000 as compared to the Nine months Ended September 30, 1999

Results of Operations

         IFC recorded a net loss of $(949,000) during the first nine months of 2000 as compared to net earnings of $5.6 million during the same period of 1999.

Net Interest Income (Loss)

        Net interest income (loss) decreased to a loss of $(947,000) during the first nine months of 2000 as compared to income of $842,000 during the same period of 1999 primarily as a result of an increase in borrowing costs due to an overall increase in prime and the spread charged by IWLG. Average prime increased to 9.14% during the first nine months of 2000 as compared to 7.87% during the same period of 1999.

Non-Interest Income

        During the first nine months of 2000, non-interest income decreased to $18.6 million as compared to $29.1 million during the same period of 1999.

Non-Interest Expense

        During the first nine months of 2000, non-interest expense decreased to $19.3 million as compared to $20.2 million during the first nine months of 1999. However, after excluding write-down on investment securities, non-interest expense increased to $17.7 million as compared to $16.0 million during the first nine months of 1999. The increase during the first nine months of 2000 was primarily due to $1.4 million write-off of Bank related charges including contract expenses, fixed assets and acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Historically, the Company’s business operations are primarily funded from monthly interest and principal payments from its mortgage loan and investment securities portfolios, adjustable- and fixed-rate CMO financing, reverse repurchase agreements secured by mortgage loans, borrowings secured by mortgage-backed securities, proceeds from the sale of mortgage loans and the issuance of REMICs and proceeds from the issuance of Common Stock through secondary stock offerings, Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), and its structured equity shelf program (“SES Program”). The acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, reverse repurchase agreements, CMO financing, and proceeds from the sale of Common Stock. The issuance of CMO financing provides the Long-Term Investment Operations with immediate liquidity, a relatively stable interest rate spread and eliminates the Company’s exposure to margin calls on such loans. Presently, the Company has suspended both the DRSPP and SES Program and has issued no new shares of Common Stock through these programs or through secondary stock offerings during the first nine months of 2000. The acquisition of mortgage loans by the Conduit Operations are funded from reverse repurchase agreements, the sale of mortgage loans and mortgage-backed securities and the issuance of REMICs. Short-term warehouse financing, finance receivables, provided by the Warehouse Lending Operations are primarily funded from reverse repurchase agreements.

        The Company’s ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by the Company’s lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as the Company’s compliance with the terms of its existing credit arrangements, the Company’s financial performance, industry and market trends in the Company’s various businesses, the general availability of and rates applicable to financing and investments, such lenders’ and/or investors’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. The Company believes that current liquidity levels, available financing facilities and additional liquidity provided by operating activities will adequately provide for the Company’s projected funding needs, asset growth and the payment of dividends for the near term. The Company is continuously exploring alternatives for increasing liquidity and monitors current and future cash requirements through its asset/liability committee (“ALCO”). However, no assurances can be given that such alternatives will be available, or if available, under comparable rates and terms as currently exist.

Long-Term Investment Operations

Primary Source of Funds

        The Long-Term Investment Operations uses CMO borrowings to finance substantially its entire mortgage loan portfolio. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. For the first nine months of 2000, the Company issued a CMO totaling $452.0 million that was collateralized by $455.7 million of residential mortgages. At September 30, 2000, the Long-Term Investment Operations had $1.0 billion of CMO borrowings used to finance $1.1 billion of CMO collateral.

        The Long-Term Investment Operations may pledge mortgage-backed securities as collateral to borrow funds under reverse repurchase agreements. The terms under these reverse repurchase agreements are generally for 30 days with interest rates ranging from the one-month LIBOR plus a spread depending on the type of collateral provided. As of September 30, 2000, the Long-Term Investment Operations had no amounts outstanding under reverse repurchase agreements secured by investment securities available-for-sale.

Primary Use of Funds

        During the first nine months of 2000, the Long-Term Investment Operations acquired $279.7 million in principal balance of mortgage loans from IFC.

         During the first nine months of 2000, the Company paid common and preferred stock dividends of $10.1 million.

Warehouse Lending Operations

Primary Source of Funds

        The Warehouse Lending Operations finances the acquisition of mortgage loans by the Long-Term Investment Operations and Conduit Operations primarily through borrowings on reverse repurchase agreements with third party lenders. IWLG has obtained reverse repurchase facilities from major investment banks to provide financing as needed. Terms of the reverse repurchase agreements require that the mortgages be held by an independent third party custodian giving the Warehouse Lending Operations the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates vary from 85 basis points to 200 basis points over one-month LIBOR, depending on the type of collateral provided. The advance rate on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 75% to 101% of the fair market value of the collateral. At September 30, 2000, the Warehouse Lending Operations had $594.3 million outstanding on uncommitted reverse repurchase agreements at a rate of one-month LIBOR plus 0.85% to 2.00%.

Primary Use of Funds

        During the first nine months of 2000, the Warehouse Lending Operations increased outstanding finance receivables by $170.3 million.

Mortgage Operations

Primary Source of Funds

        The Mortgage Operations has entered into reverse repurchase agreements to obtain financing of up to $1.1 billion from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that IFC accumulates mortgage loans and until the mortgage loans are securitized and sold. The margins on the reverse repurchase agreements are based on the type of collateral provided and generally range from 95% to 100% of the fair market value of the collateral. Interest rates on the borrowings were indexed to prime plus 1.00%, which was 9.50% at September 30, 2000. At September 30, 2000, the Conduit Operations had $213.2 million outstanding under the reverse repurchase agreements.

        During the first nine months of 2000, the Mortgage Operations sold $1.0 billion in principal balance of mortgage loans to third party investors. In addition, IFC sold $279.7 million in principal balance of mortgage loans to the Long-Term Investment Operations during the first nine months of 2000. By securitizing and selling loans on a periodic and consistent basis the reverse repurchase agreements were sufficient to handle IFC’s liquidity needs during the six-months ended September 30, 2000.

Primary Use of Funds

         During the first nine months of 2000, the Mortgage Operations acquired and originated $1.5 billion of mortgage loans.

Cash Flows

         Operating Activities - During the first nine months of 2000, net cash provided by operating activities was $21.5 million.

         Investing Activities - During the first nine months of 2000, net cash used in investing activities was $207.5 million. Cash used in investing activities was primarily due to an increase in mortgage loans held-for-investment of $231.2 million as the Long-Term Investment Operations purchased and retained mortgage loans from the Mortgage Operations. Cash was also generated by a decrease in CMO collateral of $173.4, which was partially offset by a $170.3 million in increase finance receivables.

         Financing Activities - During the first nine months of 2000, net cash provided by financing activities was $184.6 million. Cash provided by financing activities was primarily the result of proceeds from CMO borrowings of $452.0 million, which was partially offset by repayment of CMO borrowings and reverse repurchase agreements of $304.0 million.

Inflation

        The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company’s operations are monetary in nature. As a result, interest rates have a greater impact on the Company’s operations’ performance than do the effects of general levels of inflation. Inflation affects the Company’s operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrower’s ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect the Company’s yield and subsequently the value of its portfolio of Mortgage Assets.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Securitizations/Sales – Hedging Interest Rate Risk. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization or sale of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination of purchase. However, a portion of the loans are held-for-sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, in the case of a securitization, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization or sale, this would result in a reduction of the Company’s related gain or an increase in the Company’s loss on sale.

         Interest- and Principal-Only Strips. The Company had interest- and principal-only strips of $8.2 million and $35.7 million outstanding at September 30, 2000 and December 31, 1999, respectively. These instruments are carried at market value at September 30, 2000 and December 31, 1999. The Company values these assets based on the present value of future cash flow streams net of expenses using various assumptions.

        These assets are subject to risk of accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        On September 1, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et. al. was filed in the United States District Court for the Western District of Missouri, Case #4-00-00795-SOW. The plaintiffs are alleging a class action lawsuit whereby the defendants violated Missouri’s Second Loans Act and Merchandising Practices Act by marketing loans and charging certain origination fees or finders’ fee or mortgage broker or broker fees or closing fees and costs on second mortgage loans on residential real estate, and committed conversion from the illegal charge of interest or closing costs or fees. The plaintiffs are also alleging a defendant class action. IFC was a purchaser of second mortgage loans originated by Preferred Credit Corporation which the plaintiffs contend are included in this lawsuit. The plaintiffs are seeking damages that include a permanent injunction enjoining the defendants, together with their officers, directors, employees, agents, partners or representatives, successors and any and all persons acting in concert from, directly or indirectly, engaging in the wrongful acts described therein, disgorgement or restitution of all improperly collected charges and the imposition of an equitable constructive trust over such amounts for the benefit of the plaintiffs, the right to rescind the loan transactions and a right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans, actual damages, punitive damages, reasonable attorney’s fees, pre- and post- judgment interest and costs and expenses. Damages are unspecified. The Company believes that it has meritorious defenses to such claims and intends to defend these claims vigorously. Nevertheless, litigation is uncertain, and the Company may not prevail in this suit.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On July 25, 2000, the Company held its annual meeting of stockholders. Of 21,400,906 shares eligible to vote, 20,351,915 votes were returned, or 95%, formulating a quorum. At the stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I - Election of Directors, Proposal II - Ratify appointment of Company’s independent auditors, KPMG LLP.

The results of voting on these proposals are as follows:

      Proposal I - Election of Directors:

                    Director                         For                     Against                Elected

        Joseph R. Tomkinson                      19,937,400                  414,515                   Yes
        William S. Ashmore                       19,937,220                  414,695                   Yes
        James Walsh                              19,672,287                  679,628                   Yes
        Frank P. Filipps                         19,987,387                  364,528                   Yes
        Stephan R. Peers                         19,987,487                  364,528                   Yes

      All directors are elected annually at the Company's annual stockholders meeting.

      Proposal II - Appointment of independent auditors:

        Proposal II was approved with  20,063,858  shares voted for,  215,729 voted  against,  and 72,328  abstained  from voting thereby ratifying the appointment of KPMG LLP as the Company's independent auditors.

ITEM 5: OTHER INFORMATION

        Recently enacted REIT legislation:

         Beginning January 1, 2001, the Tax Relief Extension Act of 1999 (TREA) provides that a REIT cannot own more than 10% of the voting power or value of the securities of another entity, unless the entity is a taxable REIT subsidiary grandfathered preferred subsidiary, or a qualified REIT subsidiary. In general, the TREA will grandfather any preferred stock subsidiary existing on July 12, 1999, from the above ownership restrictions only if it does not engage in a substantial new line of business, acquires any substantial asset, or issues new securities to the REIT after July 12, 1999. Under the TREA, existing preferred stock subsidiaries may convert to taxable REIT subsidiaries any time before January 1, 2004 for which the election will be treated as a “Type A” reorganization under the relevant provisions of the Internal Revenue Code of 1986. Accordingly, the conversion of a preferred stock subsidiary to a taxable REIT subsidiary should not have a material effect on the Company as long as the above ownership requirements and effective election deadlines have not been violated. Nonetheless, a REIT owning a preferred stock subsidiary which violates the above ownership requirements and does not cure its violation within thirty days following a given calendar quarter, would fail to qualify as a REIT. In doing so, the REIT would be subject to tax at the normal C-corporation tax rates and would not be eligible to elect REIT status for any of its next five taxable years. The Company plans to remain in compliance with the ownership requirements and to meet the effective election deadlines.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

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

         Date: November 13, 2000