Form 10-K
period 2000-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2001-03-30
CIK 1000298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from____________to ____________.

                         Commission File Number: 0-19861

                                -----------------

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

                                -----------------

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

      On March 27, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $83.4 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of March 27, 2001 was 20,385,456.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Definitive Proxy Statement issued in connection with the 2001 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III.

                          IMPAC MORTGAGE HOLDINGS, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                      PART I

ITEM 1.  BUSINESS............................................................  3
ITEM 2.  PROPERTIES.......................................................... 30
ITEM 3.  LEGAL PROCEEDINGS................................................... 30
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 30

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS........................................................... 31
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA................................ 32
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS............................................. 35
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......... 55
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 62
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.............................................. 62

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 62
ITEM 11. EXECUTIVE COMPENSATION.............................................. 62
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...... 62
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 62

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..... 63
SIGNATURES................................................................... 67

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

ITEM 1. BUSINESS

      Impac Mortgage Holdings, Inc. was incorporated in Maryland in August 1995. References to the "Company" refer to Impac Mortgage Holdings, Inc. ("IMH") and its subsidiaries, IMH Assets Corporation ("IMH Assets"), Impac Warehouse Lending Group, Inc. ("IWLG"), and Impac Funding Corporation, (together with its wholly-owned subsidiary Impac Secured Assets Corporation, ("IFC"). References to IMH refer to Impac Mortgage Holdings, Inc. as a separate entity from IMH Assets, IWLG and IFC.

General

      Impac Mortgage Holdings, Inc. is a mortgage real estate investment trust ("REIT"), which, together with its subsidiaries and related companies, primarily operates three businesses: (1) the Long-Term Investment Operations, (2) the Mortgage Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Mortgage Operations purchases and sells and securitizes primarily non-conforming mortgage loans. The Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. The Company elects to be taxed as a REIT for federal income tax purposes, which generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level.

Long-Term Investment Operations

      The Long-Term Investment Operations, conducted by IMH and IMH Assets, a wholly-owned specialty purpose entity through which IMH conducts its Collateralized Mortgage Obligations ("CMO") borrowings, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. Non-conforming residential mortgage loans are residential mortgages that generally do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The principal differences between conforming loans and non-conforming loans include applicable loan-to-value ratios, credit and income histories of the mortgagors, documentation required for approval of the mortgagors, type of properties securing the mortgage loans, loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes.

      Income is earned primarily from net interest income received by IMH on mortgage loans and mortgage-backed and other collateralized securities acquired and held in its portfolio. Mortgage loans and mortgage-backed and other collateralized securities are financed with capital, borrowings provided from CMOs, warehouse facilities, which are referred to as reverse repurchase agreements, and borrowings secured by mortgage-backed securities. IFC supports the investment objectives of the Long-Term Investment Operations by supplying the Long-Term Investment Operations mortgage loans and mortgage-backed securities at prices that are comparable to those available through investment bankers and other third parties.

      Mortgage Loans Held in the Portfolio

      The Company originates loans through its network of conduit sellers and brokers, and invests a substantial portion of its portfolio in non-conforming mortgage loans and, to a lesser extent, second mortgage loans. The Company also purchases such loans from third parties for long-term investment and for resale. Management believes that non-conforming mortgage loans provide an attractive net earnings profile and produce higher yields without commensurately higher credit risks when compared with conforming mortgage loans. The Company primarily originates or purchases "A" or "A-" grade mortgage loans (collectively, "A Loans", as defined by the Company) and to a lesser extent "B" and "C" grade mortgage loans (collectively, "B/C Loans", as defined by the company). "A" grade loans generally have a Fair Isaac Credit Score ("FICO") of 620 or better and "A-" grade loans generally have a FICO score of 550 or better. The FICO was developed by Fair Isaac Co., Inc. of San Rafael, California. It is an electronic evaluation of past and present credit accounts on the borrower's credit bureau report. This includes all reported accounts as well as public records and inquiries. The following table summarizes the percentage of mortgage loans by credit grade in the long term investment portfolio for the periods shown.

                                                  At               At
                                             December 31,     December 31,
                                                 2000             1999
                                             ------------     ------------
        "A" Loans............................    90.3%            89.1%
        "B/C" Loans..........................     9.7             10.9
                                                -----            -----
                                                100.0%           100.0%
                                                =====            =====

      The Company believes that a structural change in the mortgage banking industry has occurred which has increased demand for higher yielding non-conforming mortgage loans. This change has been caused by a number of factors, including: (1) investors' demand for higher-yielding assets due to historically low interest rates over the past few years, (2) increased securitization of high-yielding non-conforming mortgage loans by the investment banking industry, (3) quantification and development of standardized credit mortgage loans, and (4) increased competition in the securitization industry, which has reduced borrower interest rates and fees, thereby making non-conforming mortgage loans more affordable.

   Investments in Mortgage-Backed Securities

      Subsequent to 1997, the Company's investment strategy has been to only acquire or invest in mortgage-backed securities that are secured by mortgage loans underwritten and purchased by the Mortgage Operations. Prior to 1998, the Company acquired other collateralized securities secured by loans generated by third parties. In connection with the issuance of mortgage-backed securities by IFC in the form of real estate mortgage investment conduits ("REMICs"), IMH has and may retain senior or subordinated securities as regular interests on a short-term or long-term basis. Such securities or investments may subject the Company to credit, interest rate and/or prepayment risks. In general, subordinated classes of a particular series of securities bear all losses prior to the related senior classes. Losses in excess of expected losses at the time such securities are purchased would adversely affect the Company's yield on such securities and could result in the failure of the Company to recoup its initial investment. The Company may also acquire REMIC or CMO residual interests created through its own securitizations or those of third parties. See "--Mortgage Operations--Securitization and Sale Process," and "--Risk Factors--Value of Our Portfolio of Mortgage-Backed Securities May be Adversely Affected."

   Financing

      The Long-Term Investment Operations are primarily financed through the issuance of CMOs, short-term borrowings under reverse repurchase agreements, borrowings secured by mortgage-backed securities, and proceeds from the sale of capital stock. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for more information regarding the Company's financing arrangements.

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

      The Company believes that under prevailing market conditions an issuance of CMOs receiving other than an investment grade rating would require payment of an excessive yield to attract investors. The Company's CMOs typically are structured as one-month London interbank offered rate ("LIBOR") "floaters" and fixed rate securities with interest payable monthly. Interest rates on adjustable rate CMOs range from 0.18% to 3.60% over one-month LIBOR and from 6.65% to 7.25% on fixed rate CMOs depending on the class of the CMOs issued. The CMOs are guaranteed for the holders by a mortgage loan insurer, giving the CMOs the highest rating established by a nationally recognized rating agency.

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

Mortgage Operations

      The Mortgage Operations, conducted by IFC and Impac Lending Group ("ILG"), a division of IFC, purchases primarily non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of third party correspondent sellers, wholesale brokers and retail customers. IFC is the Mortgage Operations and includes correspondent business along with wholesale and retail business from ILG. IFC subsequently securitizes and sells loans to permanent investors, including the Long-Term Investment Operations. All mortgage loans originated or purchased by IFC will be made available for sale to IMH at prices that are comparable to those available through third parties at the date of sale and subsequent transfer to IMH. IMH owns all of the preferred stock of, and 99% of the economic interest in, IFC, while Joseph R. Tomkinson, Chairman and Chief Executive Officer, William S. Ashmore, President, and Richard J. Johnson, Executive Vice President and Chief Financial Officer, are the holders of all of the outstanding voting stock of, and 1% of the economic interest in, IFC.

      As of December 31, 2000, IFC maintained relationships with 263 correspondent sellers and 983 wholesale brokers. Correspondents originate and close mortgage loans under IFC's mortgage loan programs on a flow (loan-by-loan) basis or through bulk sale commitments. Correspondents include savings and loan associations, commercial banks, mortgage bankers and mortgage brokers. ILG began operations in January 1999 and markets, underwrites, processes and funds mortgage loans for both of the Company's wholesale and retail customers. Through the wholesale division, ILG allows mortgage brokers to work directly with the Company to originate, underwrite and fund their mortgage loans. Many of the Company's wholesale customers cannot conduct business with the Mortgage Operations as correspondent sellers because they do not meet the higher net worth requirements. Through the retail division, ILG markets mortgage loans directly to the public. Both the wholesale and retail divisions offer all of the loan programs, including Progressive Series and Progressive Express, that are offered by IFC. IFC can compete effectively with other non-conforming mortgage loan conduits through its efficient loan purchasing process, flexible purchase commitment options and competitive pricing and by designing non-conforming mortgage loans to suit the needs of its correspondent loan originators and their borrowers, which are intended to provide sufficient credit quality to its investors. In addition to earnings generated from ongoing securitizations and sales to third-party investors, the Mortgage Operations supports the Long-Term Investment Operations of the Company by supplying IMH with non-conforming mortgage loans and securities backed by such loans.

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

   Marketing and Production

      Marketing Strategy. The Company's competitive strategy is to be a low-cost national acquirer of mortgage loans to be held for long-term investment, sold in the secondary market as whole loans or securitized as mortgage-backed securities. A key feature of this approach is the use of a large national network of correspondent originators and wholesale brokers. This allows IFC to shift the high fixed costs of interfacing with the homeowner to its customers. The marketing strategy for the Mortgage Operations is designed to accomplish three objectives: (1) attract a geographically diverse group of both large and small correspondent originators and brokers, (2) establish relationships with correspondents and brokers that facilitate their ability to offer a variety of loan products designed by IFC, and (3) purchase loans and securitize and sell them in the secondary market or to the Long-Term Investment Operations. In order to accomplish these objectives, IFC designs and offers loan products that are attractive to potential non-conforming borrowers and to end-investors in non-conforming mortgage loans and mortgage-backed securities.

      IFC has historically emphasized and continues to emphasize flexibility in its mortgage loan product mix as part of its strategy to attract and establish long-term relationships with correspondents and brokers. IFC also maintains relationships with numerous end-investors so that it may develop products that they may be interested in as market conditions change, which in turn may be offered through the correspondent network. As a consequence, IFC is less dependent on acquiring conforming mortgage loans and has acquired significant volumes of non-conforming loans. In response to the needs of its non-conforming mortgage loan correspondents, and as part of its strategy to facilitate the sale of its loans through the Mortgage Operations, IFC's marketing strategy offers efficient response time in the purchase process, direct and frequent contact with its correspondents and brokers through a trained sales force and flexible commitment programs. Finally, due to the price sensitivity of most homebuyers, IFC is competitive in pricing its products in order to attract sufficient numbers of borrowers.

      Impac Direct Access System for Lending ("IDASL"). IDASL is not a lead generator for mortgage brokers, but is an interactive internet system that enables our customers to access loan status, current pricing, purchase confirmations and receive consistent and reliable automated loan underwriting decisions within minutes. In addition, IDASL has an integrated credit-reporting interface that provides our customers with a very competitive tool enabling them to render a loan decision at point of sale. IDASL is intended to increase efficiencies not only for our customers but also for the Mortgage Operations by significantly decreasing the processing time for a mortgage loan, while improving employee production and maintaining superior customer service, which together leads to higher closing ratios, improved profit margins and increased profitability at all levels of its business operations. Future enhancements to IDASL, which are expected to be implemented during the second quarter of 2001, are expected to include the ability to provide automated mortgage insurance approval, fraud detection and electronic property appraisal that are intended to further streamline the entire mortgage application and approval process. Most importantly, IDASL allows IFC to move closer to its correspondents and brokers with minimal future capital investment while maintaining centralization, a key factor in the success of the Company's operating strategy. During the fourth quarter of 2000, IFC's customers increased average monthly volume of loans submitted through the IDASL system by 27% over third quarter of 2000 loan submissions. Loan submissions during the fourth quarter of 2000 averaged $555.5 million per month in loan volume as compared to $438.0 million per month during the third quarter of 2000 and $236.0 million per month during the second quarter of 2000. By December 31, 2000, substantially all of IFC's correspondents were submitting loans through IDASL and 100% of all wholesale loans delivered by brokers were directly underwritten through IDASL.

      The Progressive Series Loan Program. The underwriting guidelines utilized in the Progressive Series Loan Program ("Progressive Series"), as developed by IFC, are intended to assess the borrower's ability and willingness to repay the mortgage loan obligation and to assess the adequacy of the mortgaged property as collateral for the mortgage loan. Progressive Series is designed to meet the needs of borrowers with excellent credit, as well as those with credit that has been adversely affected. Progressive Series consists of six mortgage loan programs. Each program has different credit criteria, reserve requirements, qualifying ratios and loan-to-value ratio ("LTV") restrictions. Series I is designed with credit history and income requirements typical of "A" credit borrowers. In the event a borrower does not fit the series I criteria, the borrower's mortgage loan is placed into either series II, III, III+, IV, V or VI, depending on which series' mortgage loan parameters meets the borrower's unique credit profile. Series II, III, III+, IV, V or VI allow for less restrictive standards because of certain compensating or offsetting factors such as a lower LTV, verified liquid assets, job stability, pride of ownership and, in the case of refinance mortgage loans, length of time owning the mortgaged property. The philosophy of Progressive Series is that no single borrower characteristic should automatically determine whether an application for a mortgage loan should be approved or disapproved. Lending decisions are based on a risk analysis assessment after the review of the entire mortgage loan file. Each mortgage loan is individually underwritten with emphasis placed on the overall quality of the mortgage loan. All Progressive Series borrowers are required to have debt service-to-income ratios within the range of 45% to 55% (calculated on the basis of monthly income), depending on the LTV of the mortgage loan.

      The Progressive Express Loan Program. IFC has also developed an additional program to the Progressive Series, called the Progressive Express Loan Program ("Progressive Express"). The concept of Progressive Express is to underwrite loans focusing on the borrower's FICO, the borrower's ability and willingness to repay the mortgage loan obligation, and assessment of the adequacy of the mortgage property as collateral for the loan. Progressive Express offers six levels of mortgage loan programs. Progressive Express has a minimum FICO that must be met by the borrower's primary wage earner and does not allow for exceptions to the FICO requirement. The FICO requirement is as follows:
Progressive Express I - above 680, Progressive Express II - 680-620, Progressive Express III - 619-601, Progressive Express IV - 600-581, Progressive Express V - 580-551, and Progressive VI - 550-500. Each Progressive Express program has different FICO requirements, credit criteria, reserve requirements, and LTV restrictions. Progressive Express I is designed for credit history and income requirements typical of "A+" credit borrowers. In the event a borrower does not fit the Progressive Express I criteria, the borrower's mortgage loan is placed into either Progressive Express II, III, IV, V or VI, depending on which series' mortgage loan parameters meets the borrowers unique credit profile.

      Mortgage Loans Acquired. A majority of mortgage loans purchased by the Mortgage Operations are non-conforming mortgage loans. Currently, the maximum principal balance for a conforming loan is $275,000. Loans that exceed such maximum principal balance are referred to as "jumbo loans." Non-conforming mortgage loans generally consist of jumbo loans or other loans that are originated in accordance with underwriting or product guidelines that differ from those applied by Fannie Mae and Freddie Mac. Non-conforming loans may involve greater risk as a result of different underwriting and product guidelines. A portion of the mortgage loans purchased through the Mortgage Operations are B/C Loans, as described below, which may entail greater credit risks than other non-conforming loans. IFC generally does not acquire mortgage loans with principal balances above $750,000 for "A" quality loans, and $500,000 for B/C Loans. Non-conforming loans purchased by IFC pursuant to its underwriting programs typically differ from those purchased pursuant to the guidelines established by Fannie Mae and Freddie Mac primarily with respect to required documentation, LTV ratios, borrower income or credit history, interest rates, borrower occupancy of the mortgaged property, and/or property types. To the extent that these programs reflect underwriting standards different from those of Fannie Mae and Freddie Mac, the performance of loans made may reflect higher delinquency rates and/or credit losses.

      Mortgage loans acquired by IFC are generally secured by first liens and, to a lesser extent, second liens on single (one-to-four) family residential properties with either fixed or adjustable interest rates. Fixed rate mortgage loans ("FRMs") have a constant interest rate over the life of the loan, which is generally 15 or 30 years. The interest rate on adjustable rate mortgage loans ("ARMs") are typically tied to an index, such as six-month LIBOR or the one-year constant maturity Treasury index ("CMT Index") and are adjustable periodically at various intervals. ARMs are typically subject to lifetime interest rate caps and periodic interest rate and/or payment caps. The interest rates on ARMs are typically lower than the average comparable fixed rate loan initially, but may be higher than average comparable fixed rate loans over the life of the loan. Currently, IFC purchases (1) FRMs that have original terms to maturity ranging from 10 to 30 years, (2) ARMs that adjust based on LIBOR or the CMT Index, and
(3) 2-year and 3-year FRMs that adjust to six-month ARMs approximately two to three years following origination at an interest rate based upon a defined index plus a spread. Substantially all mortgage loans purchased by IFC fully amortize over their remaining terms, however, IFC may purchase mortgage loans with other interest rate and maturity characteristics.

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

      The following table summarizes IFC's mortgage loan acquisitions by type of loan, including net premiums, for the periods shown:

                                                     Year ended            Year ended
                                                 December 31, 2000      December 31, 1999
                                                 -----------------      -----------------
                                                           (dollars in millions,
                                                       except for average loan size)
Non-conforming Loans:
    Volume of loans ..........................     $       2,108.5          $     1,669.4
                                                   ---------------          -------------
    Percent of total volume ..................                99.8%                  99.9%
Conforming Loans:
    Volume of loans ..........................     $           4.2          $         2.3
                                                   ---------------          -------------
    Percent of total volume ..................                 0.2%                   0.1%

                                                   ---------------          -------------
Total Mortgage Loan Acquisitions .............     $       2,112.7          $     1,671.7
                                                   ===============          =============

Fixed Rate Loans:
    Volume of loans ..........................     $       1,555.1          $     1,037.0
                                                   ---------------          -------------
    Percent of total volume ..................                73.6%                  62.0%
Adjustable Rate Loans:
    Volume of loans ..........................               557.6                  634.7
                                                   ---------------          -------------
    Percent of total volume ..................                26.4%                  38.0%

                                                   ---------------          -------------
Total Mortgage Loan Acquisitions .............     $       2,112.7          $     1,671.7
                                                   ===============          =============

Average Loan Size ............................     $       155,000          $     156,000
                                                   ===============          =============

      IFC's loan purchase activities are expected to continue to focus on those regions of the country where higher volumes of non-conforming mortgage loans are originated, including California, Florida, Texas, Georgia, New Jersey, New York, Washington, Illinois, Colorado, and Nevada. The highest concentration of non-conforming mortgage loans purchased by IFC relates to properties located in California and Florida because of generally higher property values and mortgage loan balances. During the years ended December 31, 2000 and 1999, mortgage loans secured by California and Florida properties accounted for approximately 40% and 13%, respectively, and 44% and 11%, respectively, of mortgage loan acquisitions. Of the $2.1 billion in mortgage loans acquired during the year ended December 31, 2000, $1.0 billion, or 48%, were acquired from IFC's top ten sellers. During the year ended December 31, 2000, Express Lending accounted for $223.2 million, or 11%, of mortgage loans acquired by IFC. No other sellers accounted for more than 10% of the total mortgage loans acquired by IFC during the year ended December 31, 2000.

      A portion of the mortgage loans acquired by IFC are comprised of B/C Loans. For the year ended December 31, 2000, such loans accounted for 0.5% of IFC's total loan acquisitions as compared to 2% of IFC's total loan acquisitions during 1999. In general, B/C Loans are residential mortgage loans made to borrowers with lower credit ratings than borrowers of higher quality, A Loans, and are normally subject to higher rates of loss and delinquency than other non-conforming loans purchased by IFC. As a result, B/C Loans normally bear a higher rate of interest and are typically subject to higher fees (including greater prepayment fees and late payment penalties) than non-conforming A Loans. In general, greater emphasis is placed upon the value of the mortgaged property and, consequently, the quality of appraisals, and less upon the credit history of the borrower in underwriting B/C Loans than in underwriting A Loans. In addition, B/C Loans are generally subject to lower LTV ratios than A Loans. Under IFC's B/C Loan program, underwriting authority is delegated only to correspondents who meet strict underwriting guidelines established by IFC, see "--Purchase Guidelines, Underwriting Methods, Seller Eligibility and Quality Control."

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

   Purchase Commitment Process and Pricing

      Master Commitments. As part of its marketing strategy, IFC has established mortgage loan purchase commitments ("Master Commitments") with sellers that, subject to certain conditions, entitle the seller to sell and obligate IFC to purchase a specified dollar amount of non-conforming mortgage loans over a period generally ranging from six months to one year. The terms of each Master Commitment specify whether a seller may sell loans to IFC on a mandatory, best efforts or optional rate-lock basis. Master Commitments do not generally obligate IFC to purchase loans at a specific price, but rather provide the seller with a future outlet for the sale of its originated loans based on IFC's quoted prices at the time of purchase. Master Commitments specify the types of mortgage loans the seller is entitled to sell to IFC and generally range from $2 million to $50 million in aggregate committed principal amount. The provisions of IFC's Seller/Servicer Guide are incorporated in each of the Mortgage Operations' Master Commitments and may be modified by negotiations between the parties. In addition, there are individualized Master Commitment options available to sellers, which include alternative pricing structures or specialized loan products. In order to obtain a Master Commitment, a seller may be asked to pay a non-refundable up-front or non-delivery fee, or both, to the Company. As of December 31, 2000, IFC had outstanding Master Commitments with 135 sellers to purchase mortgage loans in the aggregate principal amount of $2.1 billion over periods ranging from six months to one year, of which $1.2 billion had been purchased or committed to be purchased pursuant to rate-locks.

      Sellers who have entered into Master Commitments may sell mortgage loans to the Mortgage Operations by executing individual, bulk or other rate-locks (each, a "rate-lock"). Each rate-lock, in conjunction with the related Master Commitment, specifies the terms of the related sale, including the quantity and price of the mortgage loans or the formula by which the price will be determined, the rate-lock type and the delivery requirements. Historically, the up-front fee paid by a seller to IFC to obtain a Master Commitment on a mandatory delivery basis is often refunded pro rata as the seller delivers loans pursuant to rate-locks. Any remaining fee after the Master Commitment expires is retained by the Mortgage Operations.

      Following the issuance of a specific rate-lock, IFC is subject to the risk of interest rate fluctuations and enters into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgage loans or mortgage-backed securities, interest rate caps, floors and swaps, mandatory forward sales, mandatory or optional sales of futures, and other financial futures transactions. The nature and quantity of hedging transactions are determined by the management of IFC based on various factors, including market conditions and the expected volume of mortgage loan purchases. Deferred hedging gains and losses are presented on IFC's balance sheet in mortgage loans held-for-sale. These deferred amounts are recognized upon the sale or securitization of the related mortgage loans. As of December 31, 2000 and 1999, IFC had $(7,000) and $792,000, respectively, of deferred hedging gains (losses) included in mortgage loans held-for-sale.

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

      Pricing. IFC sets purchase prices at least once every business day for mortgage loans it acquires for its Mortgage Operations based on prevailing market conditions. Different prices are established for the various types of loans, rate-lock periods and types of rate-locks (mandatory or best-efforts). IFC's standard pricing is based on the anticipated price it receives upon sale or securitization of the loans, the anticipated interest spread realized during the accumulation period, the targeted profit margin and the anticipated issuance, credit enhancement, and ongoing administrative costs associated with such sale or securitization. The credit enhancement cost component of IFC's pricing is established for individual mortgage loans or pools of mortgage loans based upon the characteristics of such loans or loan pools. As the characteristics of the loans or loan pools vary, this cost component is correspondingly adjusted upward or downward to reflect the variation. IFC's adjustments are reviewed periodically by management to reflect changes in the costs of credit enhancement. Adjustments to IFC's standard pricing may also be negotiated on an individual basis under Master Commitments or bulk or individual rate-locks with sellers. See "--Securitization and Sale Process."

      Purchase Guidelines, Underwriting Methods, Seller Eligibility and Quality Control

      Purchase Guidelines. IFC has developed comprehensive purchase guidelines for the acquisition of mortgage loans by the Mortgage Operations. Each loan underwritten assesses the borrower's FICO, ability and willingness to repay the mortgage loan obligation and the adequacy of the mortgaged property as collateral for the mortgage loan. Subject to certain exceptions and the type of loan product, each purchased loan must conform to the loan parameters and eligibility requirements specified in IFC's Seller/Servicer Guide with respect to, among other things, loan amount, type of property, LTV ratio, mortgage insurance, credit history, debt service-to-income ratio, appraisal and loan documentation. IFC also performs a full legal documentation review prior to the purchase of all loans. All mortgage loans originated under IFC's loan programs are underwritten either by employees of IFC or by contracted mortgage insurance companies or delegated sellers.

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

      Under the Progressive Series program, IFC underwrites one-to-four family mortgage loans with LTV ratios at origination of up to 97% of the property's appraised value, depending on, among other things, a borrower's credit history, repayment ability and debt service-to-income ratio, as well as the type and use of the mortgaged property. Second lien financing of the mortgaged properties may be provided by lender's other than IFC at origination, however, the combined LTV ratio generally may not exceed 100% of the property's appraised value. Progressive Express has a minimum FICO that must be met by the borrower's primary wage earner and does not allow for exceptions to the FICO requirement. Each Progressive Express program has different FICO requirements, credit criteria, reserve requirements, and LTV ratio restrictions. Under the Progressive Express program, IFC underwrites single family dwellings with LTV ratios at origination of up to 97% of the property's appraised value. In order for the property to be eligible for the Progressive Express, it must be a single family residence (1 unit only), condominium, and/or planned unit development. Under Progressive Express, the borrower must disclose employment and assets on the application, however there is no verification of the information.

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

      IFC does not publish an approved appraiser list for its correspondent sellers. Mortgage sellers may select any appraiser of choice, regardless of the LTV ratio of the related loan, from the seller's approved appraiser list. At the discretion of the underwriter, a full appraisal, an enhanced desk review appraisal, or a field review appraisal may be required.

      Seller Eligibility Requirements. Mortgage loans acquired by the Mortgage Operations are originated by various sellers, including savings and loan associations, banks and mortgage bankers. Sellers are required to meet certain regulatory, financial, insurance and performance requirements established by IFC before they are eligible to participate in its mortgage loan purchase program, and must submit to periodic reviews by IFC to ensure continued compliance with these requirements. IFC's current criteria for seller participation generally includes a minimum tangible net worth requirement of $500,000, approval as a Fannie Mae or Freddie Mac Seller/Servicer in good standing, a Housing and Urban Development ("HUD") approved mortgagee in good standing or a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") or comparable federal or state agency, and that the seller is examined by a federal or state authority. In addition, sellers are required to have comprehensive loan origination quality control procedures. In connection with its qualification, each seller enters into an agreement that generally provides for recourse by IFC against the seller in the event of a breach of representations or warranties made by the seller with respect to mortgage loans sold to IFC, which includes but is not limited to any fraud or misrepresentation during the mortgage loan origination process or upon early payment default on such loans.

      The underwriting program consists of three separate subprograms. IFC's principal delegated underwriting subprogram is a fully delegated program designed for loan sellers that meet higher financial and performance criteria than those applicable to sellers generally. Generally, qualifying sellers have tangible net worth of at least $1.5 million and are granted delegated underwriting authority to a maximum loan amount of $500,000 for all mortgage products under this subprogram. The second subprogram is a delegated program pursuant to which sellers have tangible net worth of $500,000 to $1.5 million and are granted delegated underwriting authority to a maximum loan amount of $300,000. The third program is for sellers with tangible net worth of $500,000 in which sellers are under IFC's non-delegated underwriting program.

      IFC has established a delegated underwriting program, which is similar in concept to the delegated underwriting programs established by Fannie Mae and Freddie Mac. Under this program, qualified sellers are required to underwrite loans in compliance with IFC's underwriting guidelines as set forth in IFC's Seller/Servicer Guide and by individual Master Commitment. In order to determine a seller's eligibility to perform under its delegated underwriting program, an internal review is undertaken by IFC's loan committee. In connection with its approval, the seller must represent and warrant to IFC that all mortgage loans sold to IFC will comply with IFC's underwriting guidelines. The current financial, historical loan quality and other criteria for seller participation in this program generally include a minimum net worth requirement and verification of the seller's good standing, including the seller's experience and demonstrated performance, with Fannie Mae or Freddie Mac or HUD. IFC periodically reviews the sellers participating in its delegated underwriting program and will retain those sellers that it believes are productive.

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

   Securitization and Sale Process

      General. The Mortgage Operations primarily utilizes warehouse lines of credit and equity to finance the acquisition and origination of mortgage loans from its customers. When a sufficient volume of mortgage loans with similar characteristics has been accumulated, generally $100 million to $350 million, IFC will securitize them through the issuance of mortgage-backed securities in the form of REMICs or resell them as bulk whole loan sales. The period between the time IFC commits to purchase mortgage loans and the time it sells or securitizes such mortgage loans generally ranges from 10 to 90 days, depending on certain factors including the length of the purchase commitment period, the loan volume by product type and the securitization process.

      Any decision by IFC to issue REMICs or to sell the loans in bulk is influenced by a variety of factors. REMIC transactions are generally accounted for as sales of the mortgage loans and can eliminate or minimize any long-term residual investment in such loans. REMIC securities consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominantly senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the mortgage loans (including, in some instances, reinvestment income) over the amounts required to be distributed to the regular interests. In some cases, the regular interests may be structured so that there is no significant residual cash flow, thereby allowing IFC to sell its entire interest in the mortgage loans. As a result, in some cases, all of the capital originally invested in the mortgage loans by the Company is redeployed in the Mortgage Operations.

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

      Credit Enhancement. REMICs created by the Mortgage Operations are structured so that one or more of the classes of such securities are rated investment grade by at least one nationally recognized rating agency. In contrast to Agency Certificates (pass-through certificates guaranteed by Fannie Mae or Freddie Mac) in which the principal and interest payments are guaranteed by the U.S. government or one of its agencies, securities created by the Mortgage

Operations do not benefit from any such guarantee. The ratings for the Mortgage Operations' REMICs are based upon the perceived credit risk by the applicable rating agency of the underlying mortgage loans, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on mortgage loans as required by law or a bankruptcy court.

      The Mortgage Operations can utilize multiple forms of credit enhancement, including special hazard insurance, private mortgage insurance reserve funds, letters of credit, surety bonds, over-collateralization and subordination or any combination of the foregoing. In determining whether to provide credit enhancement through subordination or other credit enhancement methods, the Mortgage Operations takes into consideration the costs associated with each method. Ratings of mortgage-backed securities are based primarily upon the characteristics of the pool of underlying mortgage loans and associated credit enhancement. A decline in the credit quality of such pools (including delinquencies and/or credit losses above initial expectations), or of any third-party credit enhancer, or adverse developments in general economic trends affecting real estate values or the mortgage industry, could result in downgrades of such ratings.

      In connection with the securitization of B/C Loans, the levels of subordination required as credit enhancement for the more senior classes of securities issued are higher than those with respect to its non-conforming A Loans. Similarly, in connection with the securitization of Mortgage loans secured by second liens, the levels of subordination required as credit enhancement for the more senior classes of securities issued are higher than those with respect to its mortgage loans secured by first liens. Thus, to the extent that the Company retains any of the subordinated securities created in connection with such securitizations and losses with respect to such pools of B/C Loans or mortgage loans secured by second liens are higher than expected, the Company's future earnings could be adversely affected.

   Master Servicing and Servicing

      Master Servicing

      General. IFC generally performs the function of master servicer with respect to mortgage loans it sells and securitizes. The master servicer's function includes collecting loan payments from servicers of loans and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or loans master serviced. In addition, as master servicer, IFC monitors compliance with its servicing guidelines and is required to perform, or to contract with a third party to perform, all obligations not adequately performed by any servicer. A master servicer typically employs servicers to carry out servicing functions. In addition, IFC acts as the master servicer for all loans acquired by the Long-Term Investment Operations. With respect to its function as a master servicer for loans owned by IMH, IFC and IMH have entered into agreements having terms substantially similar to those described below for servicing agreements. Master servicing fees are generally 0.03% per annum on the declining principal balances of the loans serviced. As of December 31, 2000 and 1999, IFC's master servicing portfolio was $4.0 billion and $2.9 billion, respectively.

      IFC offers its sellers of mortgage loans the right to retain servicing. In the case of servicing retained mortgage loans, the Company will enter into servicing agreements with the sellers of mortgage loans to service the mortgage loans they sell to the Company. Each servicing agreement will require the servicer to service the Company's mortgage loans as required under the Company's servicing guide, which is generally consistent with Fannie Mae and Freddie Mac guidelines and procedures. Each servicer will collect and remit principal and interest payments, administer mortgage escrow accounts, submit and pursue insurance claims, and initiate and supervise foreclosure proceedings on the mortgage loans serviced. Each servicer will also provide accounting and reporting services required by the Company for such loans. The servicer will be required to follow such collection procedures as are customary in the industry. The servicer may, at its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies, provided primary mortgage insurance coverage is not adversely affected. Each servicing agreement will provide that the servicer may not assign any of its obligations with respect to the mortgage loans serviced for the Company, except with the Company's consent.

      The following table summarizes delinquency statistics for IFC's master servicing portfolio based on principal balance for the periods shown (dollars in millions):

                                                  At December 31,        At December 31,
                                                       2000                   1999
                                              ----------------------  ----------------------
                                              Principal  % of Master  Principal  % of Master
                                               Balance    Servicing    Balance    Servicing
                                               of Loans   Portfolio    of Loans   Portfolio
                                               --------   ---------    --------   ---------
Loans delinquent for:
    60-89 days ..............................   $  65.8       1.63%    $  30.8       1.07%
    90 days .................................      26.0       0.64        21.1       0.73
                                                -------       ----     -------       ----
                                                   91.8       2.27        51.9       1.80
Foreclosures pending ........................      57.1       0.56        47.0       1.64
Bankruptcies pending ........................      22.5       1.41        26.9       0.93
                                                -------       ----     -------       ----
    Total delinquencies, foreclosures and
      bankruptcies ..........................   $ 171.4       4.24%    $ 125.8       4.37%
                                                =======       ====     =======       ====

      Master Servicing Fees. The Company expects to retain master servicing fees on loans sold. Master servicing fees receivable have characteristics similar to "interest-only" securities; accordingly, they have many of the same risks inherent in "interest-only" securities, including the risk that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. Master servicing fees receivable represent the present value of the difference between the interest rate on mortgage loans purchased by the Mortgage Operations and the interest rate received by investors who purchase the securities backed by such loans, in excess of the normal loan servicing fees charged by either (1) the Mortgage Operations on loans acquired "servicing released" or (2) correspondents who sold loans to the Mortgage Operations with "servicing retained" (the "Excess Servicing Fees). Currently, the secondary market for master servicing fees receivable is limited). IFC intends to hold the master servicing fees receivable for investment. Accordingly, if IFC had to sell these receivables, the value received may or may not be at or above the values at which IFC carried them on its balance sheet.

      To the extent that servicing fees on a mortgage loan exceed an adequate compensation (typically ranging from 0.25% to 0.50% per annum of the mortgage loan principal amount), the Mortgage Operations will generate Excess Servicing Fees receivable as an asset that represents an estimated present value of those excess fees assuming a certain prepayment rate on the mortgage loan. In determining present value of future cash flows, the Mortgage Operations will use a market discount rate. Prepayment assumptions will be based on recent evaluations of the actual prepayments of the Mortgage Operations' servicing portfolio or on market prepayment rates on new portfolios on which the Mortgage Operations has no experience and the interest rate environment at the time the master servicing fees receivable are created. Management of the Company believes that, depending upon the level of interest rates from time to time, investments in current coupon master servicing fees receivable may be prudent, and if interest rates rise, these investments will mitigate declines in income that may occur in the Mortgage Operations.

      Servicing

      General. IFC subcontracts or sells all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements or the servicing guide. IFC believes that the selection of third-party sub-servicers or the sale of servicing rights is more effective than establishing a servicing department within the Company. However, part of IFC's responsibility is to continually monitor the performance of the sub-servicers or servicers through monthly performance reviews and regular site visits. Depending on these sub-servicer reviews, the Company may in the future rely on its internal collection group to take an ever more active role to assist the sub-servicer in the servicing of these loans. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Company's guidelines. Servicing fees range from 0.25% per annum for FRMs to 0.50% per annum for B/C Loans and ARMs on the declining principal balances of loans serviced.

      IFC generally acquires all of its loans on a "servicing released" basis. To the extent IFC finances the acquisition of such loans with its warehouse line with IWLG, IFC pledges such loans and the related servicing rights to IWLG as collateral. As a result, IWLG has an absolute right to control the servicing of such loans (including the right to collect payments on the underlying mortgage loans) and to foreclose upon the underlying real property in the case of default. Typically, IWLG delegates its right to service the mortgage loans securing the warehouse line to IFC.

      The following table summarizes certain information regarding IFC's servicing portfolio of mortgage loans for the periods shown (dollars in millions, except average loan size):

                                                                  Year ended           Year ended
                                                              December 31, 2000    December 31, 1999
                                                              -----------------    -----------------
          Beginning servicing portfolio ................      $         2,393.4    $         3,714.0
          Add:  Loan acquisitions ......................                2,078.8              1,647.7
          Less: Servicing transferred ..................               (1,266.0)            (2,270.8)
                Principal paydowns (1) .................                 (777.3)              (697.5)
                                                              -----------------    -----------------
          Ending servicing portfolio ...................      $         2,428.9    $         2,393.4
                                                              =================    =================
          Number of loans serviced .....................                 20,664               22,096
          Average loan size ............................      $         118,000    $         108,000
          Weighted average interest rate ...............                   9.88%                9.43%

----------
(1) Includes normal principal runoff and principal prepayments.

      Mortgage Servicing Rights. When the Mortgage Operations purchases loans which include the associated servicing rights, the allocated price paid for the servicing rights is reflected on its financial statements as Mortgage Servicing Rights ("MSRs"). MSRs differ from master servicing fees receivable primarily by the required amount of servicing to be performed, the loss exposure to the owner of the instrument, and the financial liquidity of the instrument. In contrast to MSRs, where the owner of the instrument acts as the servicer, master servicing fees receivable do not require the owner of the instrument to service the underlying mortgage loan. In addition, master servicing fees receivable subject their owners to greater loss exposure from delinquencies or foreclosure on the underlying mortgage loans than MSRs because a master servicer stands behind the servicer and potentially the owner of the mortgage loan in priority of payment. Both MSRs and master servicing fees receivable are purchased and sold in the secondary markets. However, MSRs are generally more liquid and can be sold at less of a discount as compared to master servicing fees receivable. During periods of declining interest rates, prepayments of mortgage loans increase as homeowners look to refinance at lower rates, resulting in a decrease in the value of the Company's MSRs. Mortgage loans with higher interest rates are more likely to result in prepayments. At December 31, 2000 and 1999, IFC had $10.9 million and $15.6 million, respectively, of MSRs.

Warehouse Lending Operations

 The Warehouse Lending Operations, conducted by IWLG, provides warehouse and repurchase financing to affiliated companies and to approved mortgage banks, some of which are correspondents of IFC, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors. Generally, the non-conforming mortgage loans funded with such warehouse lines of credit are acquired by IFC. IWLG's warehouse lines are non-recourse and IWLG looks mainly to the sale or liquidation of the mortgage loans as a source of repayment. Any claim of IWLG as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Borrowings under the warehouse facilities are presented on the Company's balance sheets as finance receivables. IFC's outstanding warehouse line balances on IWLG's balance sheet are structured to qualify under REIT asset tests and to generate income qualifying under the 75% gross income test. Terms of affiliated warehouse lines are based on Bank of America's prime rate with advance rates between 90% and 98% of the fair value of the mortgage loans outstanding. Outstanding warehouse line balances to non-affiliates on IWLG's balance sheet may not qualify under REIT asset tests and may not generate income qualifying under the 75% gross income test. Terms of non-affiliated warehouse lines, including the commitment amount, are determined based upon the financial strength, historical performance and other qualifications of the borrower. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a more detailed discussion of IWLG's warehouse line to IFC.

Regulation

      The rules and regulations applicable to the Mortgage Operations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Mortgage loan acquisition activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. IFC is an approved Fannie Mae and Freddie Mac seller/servicer. IFC is subject to the rules and regulations of Fannie Mae and Freddie Mac with respect to acquiring, processing, selling and servicing conforming mortgage loans. In addition, IFC is required annually to submit to Fannie Mae and Freddie Mac audited financial statements, and each regulatory entity has its own financial requirements for sellers/servicers. For any conforming mortgage loan activities, IFC's affairs are also subject to examination by Fannie Mae and Freddie Mac at any time to assure compliance with the applicable regulations, policies and procedures. Additionally, there are various state and local laws and regulations affecting the Mortgage Operations. Mortgage operations also may be subject to applicable state usury statutes. The Company is presently in material compliance with all material rules and regulations to which it is subject.

Competition

      In purchasing non-conforming mortgage loans and issuing securities backed by such loans, the Company competes with established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets. The continued consolidation in the mortgage banking industry may also reduce the number of current sellers available to the Mortgage Operations, thus reducing the Company's potential customer base, resulting in IFC's purchasing a larger percentage of mortgage loans from a smaller number of sellers. Such changes could negatively impact the Mortgage Operations. Mortgage-backed securities issued by the Mortgage Operations and the Long-Term Investment Operations face competition from other investment opportunities available to prospective investors. The Company faces competition in its Mortgage Operations and Warehouse Lending Operations from other financial institutions, including but not limited to banks and investment banks. Many of the institutions with which the Company competes in its Mortgage Operations and Warehouse Lending Operations have significantly greater financial resources than the Company. However, IFC can compete effectively with other non-conforming mortgage loan conduits through its efficient loan purchasing process, flexible purchase commitment options and competitive pricing and by designing non-conforming mortgage loans to suit the needs of its correspondent loan originators and their borrowers, while providing sufficient credit quality to its investors.

Employees

      As of December 31, 2000, the Company had 212 full- and part-time employees and 22 temporary and contract employees. IFC employed 199 full- and part-time employees and 20 temporary and contract employees while IWLG employed 13 and 2, respectively. Employees and operating management of the Long-Term Investment Operations and Mortgage Operations are employed by IFC while employees of the Warehouse Lending Operations are employed by IWLG. The Company believes that relations with its employees are good. The Company is not a party to any collective bargaining agreement.

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

   Dependence on Securitizations for Liquidity

      We rely significantly upon securitizations to generate cash proceeds to repay borrowings and to create credit availability. Any reduction in our ability to complete securitizations may require us to utilize other sources of financing, which may be on less than favorable terms. In addition, gains on sales from our securitizations represent a significant portion of our earnings. Several factors could affect our ability to complete securitizations of our mortgages, including:

     .     conditions in the securities markets;
     . the credit quality of the mortgage loans originated or purchased by our Mortgage Operations;
     .     the volume of our mortgage loan originations and purchases; and
     .     our ability to obtain credit enhancement.

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

      REIT provisions of the Internal Revenue Code require us to distribute to our stockholders substantially all of our taxable income. These provisions restrict our ability to retain earnings and renew capital for our business activities. We may decide in future periods not to be treated as a REIT, which would cause us to be taxed at the corporate level and to cease paying regular dividends. Also, to date a large portion of our dividends to stockholders consisted of distributions by our Mortgage Operations subsidiary to our Long-Term Investment Operations entity. However, our Mortgage Operations was not, and is not, required under the REIT provisions to make these distributions. Since we are trying to retain earnings for future growth, we may not cause our Mortgage Operations subsidiary to make these distributions in the future. This would materially affect the amount of dividends, if any, paid by us to our stockholders.

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

Interest Rate Fluctuations May Adversely Affect Our Operating Results

   Our operations, each as a mortgage loan originator and warehouse lender, may be adversely affected by rising and falling interest rates. Higher interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. This may decrease the amount of mortgages available to be acquired by our mortgage operations and decrease the demand for warehouse financing provided by our warehouse lending operations to originators of mortgage loans. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their mortgage loans at lower long-term interest rates. Increased loan prepayments could lead to a reduction in the number of loans we service, the fees we receive for loan servicing and our loan servicing income.

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

   Risks of Repricing of Assets and Liabilities

      Our principal source of revenue is net interest income or net interest spread, which is the difference between the interest we earn on our interest earning assets and the interest we pay on our interest bearing liabilities. The rates we pay on our borrowings are independent of the rates we earn on our assets and may be subject to more frequent periodic rate adjustments. Therefore, we could experience a decrease in net interest income or a net interest loss because the interest rates on our borrowings could increase faster than the interest rates on our assets. If our net interest spread becomes negative, we will be paying more interest on our borrowings than we will be earning on our assets and we will be exposed to a risk of loss.

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

   Interest Rate Caps

      Adjustable rate mortgages typically have interest rate caps, which limit interest rates charged to the borrower during any given period. Our borrowings are not subject to similar restrictions. In a period of rapidly increasing interest rates, the interest rates we pay on our borrowings could increase without limitation, while the interest rates we earn on our adjustable rate mortgage assets would be capped. If this occurs, our net earnings could be significantly reduced or we could suffer a net interest loss.

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

Our Share Prices Have Been and May Continue to be Highly Volatile

      Historically, the market price of our common stock has been extremely volatile. During 2000, our stock reached a high of $4.38 and a low of $1.83. On December 31, 2000, the closing sale price was $2.95. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors including:

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

      In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the common stocks of mortgage REIT companies such as ours. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. If our results of operations fail to meet the expectations of securities analysts or investors in a future quarter, the market price of our common stock could also be materially adversely affected.

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

   Greater Risks from Non-Conforming Mortgage Loans

      Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government sponsored agencies such as the Fannie Mae and Freddie Mac. Our operations may be negatively affected due to our investments in non-conforming loans or securities evidencing interests in such loans. Credit risks associated with non-conforming mortgage loans are greater than conforming mortgage loans. The interest rates we charge on non-conforming loans are often higher than those charged for conforming loans. The purchase market of non-conforming loans has typically provided for higher interest rates in order to compensate for the lower liquidity. Due to the lower level of liquidity in the non-conforming loan market, we may realize higher returns upon securitization of loans than would be realized upon securitization of conforming loans. However, lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans. By doing this, we assume the potential risk of increased delinquency rates and/or credit losses as well as interest rate risk. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk including higher prepayment rates and higher delinquency rates and/or credit losses.

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

Our Operating Results Will be Affected by the Results of Our Hedging Activities

      To offset the risks associated with our mortgage operations, we enter into transactions designed to hedge our interest rate risks. To offset the risks associated with our long-term investment operations, we attempt to match the interest rate sensitivities of our adjustable rate mortgage assets held for investment with the associated financing liabilities. Our management determines the nature and quantity of the hedging transactions based on various factors, including market conditions and the expected volume of mortgage loan purchases. We do not limit management's use of certain instruments in such hedging transactions. Although our hedging program currently qualifies for hedge accounting under generally accepted accounting principles, we cannot assure you that our hedging transactions will offset our risks of loss, and we could incur significant losses.

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

      Consolidation in the mortgage banking industry may adversely affect us by reducing the number of current sellers to our mortgage operations and our potential customer base. As a result, we may have to purchase a larger percentage of mortgage loans from a smaller number of customers, which could cause us to have to pay higher premiums for loans.

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

Consequences if We Fail to Qualify as a REIT

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

   Recent Developments

      The Tax Relief Extension Act of 1999 was enacted and it contains several tax provisions regarding REITs. It includes a provision, which reduces the annual distribution requirement for REIT taxable income from 95% to 90%. It also changes the 10% voting securities test under current law to a 10% vote or value test. Thus, subject to certain exceptions, a REIT will no longer be allowed to own more than 10% of the vote or value of the outstanding securities of any issuer, other than a qualified REIT subsidiary or another REIT. One exception to this new test, which is also an exception to the 5% asset test under current law, allows a REIT to own any or all of the securities of a "taxable REIT subsidiary." A taxable REIT subsidiary can perform non-customary services as well as engage in non-real estate activities. A taxable REIT subsidiary will be taxed as a regular C corporation but will be subject to earnings stripping limitations on the deductibility of interest paid to its REIT. In addition, the REIT will be subject to a 100% excise tax to the extent any transaction between the taxable REIT subsidiary and the REIT is not conducted on an arm's length basis. Securities of a taxable REIT subsidiary will constitute non-real-estate assets for purposes of determining whether at least 75% of a REIT's assets consist of real estate assets. In addition, no more that 20% of a REIT's total assets can consist of securities of taxable REIT subsidiaries. These new tax provisions became effective January 1, 2001. In addition, grandfather protection is provided with respect to the 10% value test for securities of a corporation held by a REIT on July 12, 1999, but such protection ceases to apply after the corporation engages in a substantial new line of business or acquires any substantial asset and also ceases to apply after the acquisition of additional securities of the corporation by the REIT after July 12, 1999.

      Because we currently own more than 10% of the value of IFC, we have made an election to have IFC become a taxable REIT subsidiary as of January 1, 2001.

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

Classification as a Taxable Mortgage Pool Could Subject Us to Increased Taxation

      If we have borrowings with two or more maturities and, (1) those borrowings are secured by mortgage loans or mortgage-backed securities and, (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings may be classified as a "taxable mortgage pool" under the Internal Revenue Code. If any part of our company was treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we generated may, under regulations to be issued by the Treasury Department, be characterized as "excess inclusion" income and allocated to our stockholders. Any excess inclusion income would:

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

      Based on advice of our tax counsel, we take the position that our existing financing arrangements do not create a taxable mortgage pool. However, the IRS may successfully maintain that our financing arrangements do qualify as a taxable mortgage pool. In addition, we may enter into arrangements creating excess inclusion income in the future.

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

      In October 1998, we adopted a repurchase plan to repurchase up to $5.0 million of our common stock in the open market. In 1999, the board of directors approved common stock repurchases up to an additional $5.0 million, or a total of $10.0 million. During 1999, we repurchased 2.0 million shares of our common stock for $9.9 million. During 2000, we adopted a repurchase plan to repurchase up to $3.0 million of our common stock in the open market. As of

December 31, 2000, we had repurchased 991,000 shares for $2.3 million. We may also underwrite the securities of other issuers, although we have no present intention to do so. Any of the policies, strategies and activities may be modified or waived by our board of directors, subject in certain cases to approval by a majority of our unaffiliated directors, without stockholder consent.

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

ITEM 2. PROPERTIES

      The primary executive and administrative offices of the Company are located in Newport Beach, California. The Company has entered into a 10-year lease expiring May 2008 to use approximately 74,000 square feet of office space at a rate of $149,000 per month. The Company believes that these facilities will adequately provide for the Company's future growth needs.

ITEM 3. LEGAL PROCEEDINGS

      On August 4, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et. al. was filed in the Circuit Court of Clay County, Missouri, Case No. CV100-6512CC (a later duplicate action was filed under the same caption in the same court). The plaintiffs are contending a purported class action lawsuit that the defendants violated Missouri's Second Loans Act and Merchandising Practices Act by charging certain unauthorized origination fees, finders' fees, mortgage broker or broker fees, or closing fees and costs on second mortgage loans, and thereby committed conversion from the illegal charge of interest or such costs or fees. IFC was a purchaser of second mortgage loans originated by Preferred Credit Corporation which the plaintiffs contend are included in this lawsuit. The plaintiffs are seeking damages that include a permanent injunction enjoining the defendants, its successors and any and all persons acting in concert from, directly or indirectly, engaging in the wrongful acts described therein. It also seeks disgorgement or restitution of all improperly collected charges and the imposition of an equitable constructive trust over such amounts for the benefit of the plaintiffs, the right to rescind the loan transactions, and a right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans, actual damages, punitive damages, reasonable attorney's fees, pre- and post- judgment interest and costs and expenses. In connection with their claim of conversion, the plaintiffs are seeking $50.0 million in punitive damages. Damages are unspecified and the punitive damages in connection with the other claims are not specified. The Company believes that it has meritorious defenses to such claims and intends to defend these claims vigorously. Nevertheless, litigation is uncertain, and the Company may not prevail in this suit.

      The Company is a party to litigation and claims, which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the security holders to be voted on during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol IMH. The following table summarizes the high, low and closing sales prices for IMH's Common Stock as reported by the AMEX for the periods indicated:

                                           2000                    1999
                                  ---------------------   ---------------------
                                   High    Low    Close    High    Low    Close
                                  ---------------------   ---------------------
First Quarter .................   $4.25   $3.13   $3.50   $6.19   $4.00   $5.00
Second Quarter ................    4.38    3.06    4.31    6.13    4.38    5.06
Third Quarter .................    4.19    2.38    2.70    6.13    3.88    4.63
Fourth Quarter ................    3.20    1.83    2.95    4.81    3.38    4.13

      On March 27, 2001, the last reported sale price of the Common Stock on the AMEX was $4.18 per share. As of March 27, 2001, there were 369 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Company's Common Stock.

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

      Share Repurchase Program. During 2000, the Company's Board of Directors authorized the Company to repurchase up to $3.0 million of the Company's Common Stock, $.01 par value, in open market purchases from time to time at the discretion of the Company's management; the timing and extent of the repurchases will depend on market conditions. The Company intends to effect such repurchases, if any, in compliance with the Rule 10b-18 under the Securities Exchange Act of 1934. For the year ended December 31, 2000, the Company repurchased 991,000 shares of its Common Stock for $2.3 million. The acquired shares were canceled.

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

Dividends

      To maintain its qualification as a REIT, IMH intends to make annual distributions to stockholders equal to or greater than its taxable income in accordance with the Internal Revenue code, which may not necessarily equal net income as calculated in accordance with generally accepted accounting principles ("GAAP"), determined without regard to the deduction for dividends paid and excluding any net capital gains. Any taxable income remaining after the distribution of the regular quarterly or other dividends will be distributed annually on or prior to the date of the first regular quarterly dividend payment date of the following taxable year. The dividend policy is subject to revision at the discretion of the Board of Directors. All distributions in excess of those required for IMH to maintain REIT status will be made by IMH at the discretion of the Board of Directors and will depend on the taxable earnings of IMH, the financial condition of IMH, and such other factors as the Board of Directors deems relevant. The Board of Directors has not established a minimum distribution level.

      Distributions to stockholders will generally be taxable as ordinary income, although a portion of such distributions may be designated by IMH as capital gain or may constitute a tax-free return of capital. IMH annually furnishes to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital. Of the total dividends paid during 2000 and 1999, approximately $13.7 million and $4.8 million, respectively, represented a tax-free return of capital.

      The following table summarizes dividends paid or declared by IMH:

                                                                       Per Share
                                                       Stockholder      Dividend
                   Period Covered                      Record Date       Amount
--------------------------------------------------- ------------------  --------
Quarter ended March 31, 1999.......................   April 9, 1999      $0.10
Quarter ended June 30, 1999........................   June 30, 1999      $0.12
Quarter ended September 30, 1999................... September 30, 1999   $0.13
Quarter ended December 31, 1999....................  January 3, 2000     $0.13
Quarter ended March 31, 2000.......................   April 10, 2000     $0.12
Quarter ended June 30, 2000........................    July 6, 2000      $0.12
Quarter ended September 30, 2000...................  October 11, 2000    $0.12

      The Company did not declare a dividend for the quarter ended December 31, 2000.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated statements of operations data for each of the years in the five-year period ended December 31, 2000, and the consolidated balance sheet data for the five-year period ended December 31, 2000 were derived from the Company's and IFC's consolidated financial statements audited by KPMG LLP ("KPMG"), independent auditors, whose reports appear on pages F-2 and F-33, respectively. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          IMPAC MORTGAGE HOLDINGS, INC.
              (dollar amounts in thousands, except per share data)

                                                                  Year Ended December 31,
                                                ------------------------------------------------------------
                                                  2000         1999        1998         1997         1996
                                                ---------    ---------   ---------    ---------    ---------
Statement of Operations Data:
Net interest income:
  Total interest income .....................   $ 147,079    $ 119,458   $ 163,658    $ 109,533    $  63,673
  Total interest expense ....................     124,096       89,795     121,695       76,577       44,144
                                                ---------    ---------   ---------    ---------    ---------
    Net interest income .....................      22,983       29,663      41,963       32,956       19,529
      Provision for loan losses .............      18,839        5,547       4,361        6,843        4,350
                                                ---------    ---------   ---------    ---------    ---------
    Net interest income after loan loss
      provision .............................       4,144       24,116      37,602       26,113       15,179

Non-interest income:
  Equity in net earnings (loss) of IFC ......      (1,762)       4,292     (13,876)       8,316          903
  Equity in net loss of ICH .................          --           --        (998)        (239)          --
  Loss on sale of mortgage loans ............          --           --      (3,111)          --           --
  Gain on sale of securities ................          --           93         427          648           --
  Other income ..............................       4,275        2,517       4,019        1,601          593
                                                ---------    ---------   ---------    ---------    ---------
    Total non-interest income ...............       2,513        6,902     (13,539)      10,326        1,496
                                                ---------    ---------   ---------    ---------    ---------

Non-interest expense:
  Write-down on securities available-for-sale      53,576        2,037      14,132           --           --
  General and administrative and other
    operating expense .......................       7,314        6,664       6,788        1,851        1,449
  Loss on equity investment of ICH ..........          --           --       9,076           --           --
  Advisory fees .............................          --           --          --        6,242        3,347
  Termination agreement expense .............          --           --          --       44,375           --
                                                ---------    ---------   ---------    ---------    ---------
    Total non-interest expense ..............      60,890        8,701      29,996       52,468        4,796
                                                ---------    ---------   ---------    ---------    ---------
    Net earnings (loss) .....................   $ (54,233)   $  22,317   $  (5,933)   $ (16,029)   $  11,879
                                                =========    =========   =========    =========    =========
    Net earnings (loss) per share--basic ....   $   (2.70)   $    0.83   $   (0.25)   $   (0.99)   $    1.34
                                                =========    =========   =========    =========    =========
    Net earnings (loss) per share--diluted ..   $   (2.70)   $    0.76   $   (0.25)   $   (0.99)   $    1.32
                                                =========    =========   =========    =========    =========
    Dividends declared per share ............   $    0.36    $    0.48   $    1.46    $    1.68    $    1.61
                                                =========    =========   =========    =========    =========
    Net earnings (loss) per share before
      management termination expense (1) ....   $   (2.70)   $    0.76   $   (0.25)   $    1.74    $    1.32
                                                =========    =========   =========    =========    =========

----------
(1) Per share amounts exclude the effect of expenses related to the termination in December 1997 (the "Termination Agreement Expense") of the Company's Management Agreement with Imperial Credit Advisors, Inc. ("ICAI"), an affiliate of Imperial Credit Industries, Inc. ("ICII").

                                                                           At December 31,
                                                   --------------------------------------------------------------
                                                      2000         1999         1998         1997         1996
                                                   ----------   ----------   ----------   ----------   ----------
Balance Sheet Data:
    Investment securities available-for-sale ...   $   36,921   $   93,206   $   93,486   $   67,011   $   63,506
    Mortgage loans held-for-investment and
      CMO collateral ...........................    1,389,716    1,313,112    1,181,847    1,052,610      502,658
    Finance receivables ........................      405,438      197,119      311,571      533,101      362,312
    Investment in Impac Funding Corporation ....       15,762       17,372       13,246       27,122        9,896
    Investment in Impac Commercial Holdings, Inc           --           --           --       17,985           --
    Total assets ...............................    1,898,838    1,675,430    1,665,504    1,752,812      972,355
    CMO borrowings .............................    1,291,284      850,817    1,072,316      741,907      474,513
    Reverse repurchase agreements ..............      398,653      539,687      323,625      755,559      357,716
    Total liabilities ..........................    1,720,398    1,436,586    1,413,898    1,523,782      843,165
    Total stockholders' equity .................      178,440      238,844      251,606      229,030      129,190

                            IMPAC FUNDING CORPORATION
              (dollar amounts in thousands, except Operating Data)

                                                                Year Ended December 31,
                                                ------------------------------------------------------
                                                  2000        1999       1998        1997       1996
                                                --------    --------   --------    --------   --------
Statement of Operations Data:
Net interest income:
  Total interest income .....................   $ 28,649    $ 21,225   $ 48,510    $ 48,020   $ 32,799
  Total interest expense ....................     30,056      20,953     40,743      41,628     31,751
                                                --------    --------   --------    --------   --------
    Net interest income (expense) ...........     (1,407)        272      7,767       6,392      1,048

Non-interest income:
  Gain (loss) on sale of loans ..............     19,727      27,098    (11,663)     19,414      7,747
  Loan servicing income .....................      6,286       5,221      7,071       4,109      1,250
  Gain (loss) on sale of investment
    securities ..............................         51          --       (706)        550         --
  Mark-to-market loss on investment
    securities ..............................         --          --       (805)         --         --
  Other income ..............................      1,054         979        420          93         --
                                                --------    --------   --------    --------   --------
    Total non-interest income (loss) ........     27,118      33,298     (5,683)     24,166      8,997
                                                --------    --------   --------    --------   --------

Non-interest expense:
  General and administrative and other
    operating expense .......................     19,634      14,965     14,385      10,047      7,154
  Amortization of mortgage servicing rights .      5,179       5,331      6,361       2,827        613
  Write-down of securities available-for-sale      1,537       4,252         --          --         --
  Provision for repurchases .................        371         385        367       3,148        687
  Impairment of mortgage servicing rights ...         --       1,078      3,722          --         --
                                                --------    --------   --------    --------   --------
    Total non-interest expense ..............     26,721      26,011     24,835      16,022      8,454
                                                --------    --------   --------    --------   --------

    Earnings (loss) before income taxes .....     (1,010)      7,559    (22,751)     14,536      1,591
  Income taxes (benefit) ....................        770       3,227     (8,738)      6,136        679
                                                --------    --------   --------    --------   --------
    Net earnings (loss) .....................   $ (1,780)   $  4,332   $(14,013)   $  8,400   $    912
                                                ========    ========   ========    ========   ========

                                                                 At December 31,
                                               ----------------------------------------------------
                                                 2000       1999       1998       1997       1996
                                               --------   --------   --------   --------   --------
Balance Sheet Data:
    Mortgage loans held-for-sale ...........   $275,570   $ 68,084   $252,568   $620,549   $334,104
    Mortgage servicing rights ..............     10,938     15,621     14,062     15,568      8,785
    Total assets ...........................    317,163    116,246    313,872    656,944    399,171
    Borrowings from IWLG ...................    266,994     66,125    192,900    454,840    327,422
    Other borrowings .......................         --        181     67,058    148,307         --
    Due to affiliates ......................     14,500     14,500     24,382      6,198     54,803
    Total liabilities ......................    301,242     98,698    301,009    629,548    389,175
    Total shareholders' equity .............     15,921     17,548     12,863     27,396      9,996

Operating Data (in millions):
    Mortgage loan acquisitions (volume) ....   $  2,113   $  1,672   $  2,249   $  2,571   $  1,542
    Master servicing portfolio at period-end      4,043      2,879      3,714      3,029      1,550
    Servicing portfolio at period-end ......      2,429      2,393      3,714      3,029      1,550

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

General

      Impac Mortgage Holdings, Inc. was incorporated in Maryland in August 1995 and operates as a mortgage REIT, which, together with its subsidiaries and related companies, primarily operates three businesses: (1) the Long-Term Investment Operations, (2) the Mortgage Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans and securities backed by such loans. The Mortgage Operations purchases and sells and securitizes primarily non-conforming mortgage loans. The Warehouse Lending Operations provides warehouse and repurchase financing to originators of mortgage loans. The Company elects to be taxed as a REIT for federal income tax purposes, which generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level. The Company is entitled to 99% of the earnings or losses of IFC, IMH's non-consolidated REIT qualified subsidiary, through its ownership of all of the non-voting preferred stock of IFC. As such, the Company records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses.

Relationships with Impac Entities

      On May 5, 1999, Impac Commercial Holdings, Inc. ("ICH") executed a stock purchase agreement pursuant to which it issued to Fortress Partners LP ("Fortress") $12.0 million of series B convertible preferred stock of ICH. In addition, FIC Management Inc. ("FIC"), an affiliate of Fortress, entered into a definitive agreement with RAI Advisors, LLC ("RAI") for the assignment of RAI's rights and interests in the management agreement with ICH. In connection with these transactions, the submanagement agreement among RAI, IMH and IFC was terminated and a new submanagement agreement was entered into among FIC, IMH and IFC and the right of first refusal agreement among RAI, ICH, ICCC, IMH and IFC was terminated. Under the new submanagement agreement, IMH and IFC provided various services including, accounting, data processing and secondary marketing to ICH, as Fortress deems necessary. On December 31, 1999, the submanagement agreement between FIC, IMH and IFC expired and subsequently Messrs. Joseph R. Tomkinson, Chairman and Chief Executive Officer of IMH, and Frank P. Filipps, an unaffiliated director of IMH, resigned from the board of directors of ICH.

      Many of the officers and directors of the Company are officers, directors and owners of IFC. The Company owns all of the preferred stock of, and 99% of the economic interest in, IFC, while Joseph R. Tomkinson, Chairman and Chief Executive Officer, William S. Ashmore, President, and Richard J. Johnson, Executive Vice President and Chief Financial Officer, are the holders of all of the outstanding voting stock of, and 1% of the economic interest in, IFC.

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

Exchange of Series B Cumulative Convertible Preferred Stock for Series C Cumulative Convertible Preferred Stock

      In February 2000, all shares of Series B 10.5% Cumulative Convertible Preferred Stock ("Series B Preferred Stock") was exchanged for Series C 10.5% Cumulative Convertible Preferred Stock ("Series C Preferred Stock") and the conversion rate was adjusted to $4.72 per share from $4.95 per share convertible into 5.29661 shares of Common Stock from 5.050505 shares of Common Stock or an aggregate of 6,355,932 shares of Common Stock from 6,060,606 shares of Common Stock. Other than the foregoing, the Series C Preferred Stock has the same rights, preferences and privileges as the Series B Preferred Stock.

Repurchase of Common Stock

      During 2000, the Company's Board of Directors authorized the Company to repurchase up to $3.0 million of the Company's Common Stock. For the year ended December 31, 2000, the Company repurchased 991,000 shares of its Common Stock for $2.3 million. The acquired shares were canceled.

Collateralized Mortgage Obligations

      The Company issued two CMOs during the year ended December 31, 2000. The first CMO was issued in January 2000 for $452.0 million and was collateralized by $428.1 million of adjustable rate mortgages and $27.6 million of residential loans secured by first or second trust deeds. The second CMO was issued in November 2000 for $491.6 million and was collateralized by $477.8 million of adjustable rate mortgages and $19.2 million of residential loans secured by second trust deeds. The new CMOs completed during 2000 included $144.0 million of mortgage loan collateral from five previous CMOs. The mortgage loan collateral from the previous CMOs was "collapsed" into the new CMOs and resulted in substantially improved capital leverage, lower borrowing costs and reduced amortization exposure on the $144.0 million of previous CMO collateral. Additionally, approximately $32.6 million of capital that was invested in the previous CMOs was released and reinvested in the Company's Long-Term Investment Operations. The issuance of CMOs provides the Company with immediate liquidity, a locked-in net interest rate spread and eliminates the Company's exposure to margin calls on such loans.

Real Estate Mortgage Investment Conduits

      IFC issued five REMICs during the year ended December 31, 2000. The following table presents selected information on the issuance of REMICs during 2000 (dollars in millions):

       Issue                                            Issuance  Principal
        Date                 Issuance Name               Amount     Amount
      ---------   ----------------------------------------------------------
      3/27/00     Impac Secured Assets Trust 2000-1.... $ 271.7   $ 275.8
      6/27/00     Impac Secured Assets Trust 2000-2....   269.5     275.0
      9/26/00     Impac Secured Assets Trust 2000-3....   344.7     349.9
      11/20/00    Impac Secured Assets Trust 2000-4....   200.0     200.0
      12/21/00    Impac Secured Assets Trust 2000-5....   200.0     200.0

Status of Acquisition of a California Thrift and Loan

      In July 2000, the Company withdrew its application to acquire a California Thrift and Loan ("Bank"). The decision to withdraw its application was based upon management's assessment that a mutually acceptable approval to operate the Bank was not likely. Management does not believe that the decision to withdraw its application adversely affected the Company's operations and profitability. The $14.5 million of capital, which had been set aside to capitalize the Bank upon approval of the application, was redeployed in the Company's operating businesses and to further grow the Company's balance sheet. The Company may re-evaluate this decision in the future if there is a change in the regulatory environment regarding residential mortgage lending. All capitalized expenses associated with the acquisition of the Bank, which were incurred during the approval process, were written-off during 2000. Total capitalized expenses written-off by IFC during 2000 represented an after-tax charge of $781,000 to the Company.

Core Business Operations

      Business Strategy: During 1999, the Company initiated a plan to restructure its balance sheet in order to increase book value per common share, generate additional liquidity and improve the overall credit quality of its investment securities and mortgage loan portfolios. To that end, the Company completed the following transactions during 1999: (1) the exchange of 1.4 million shares of Common Stock for 11.0% senior subordinated debt due 2/15/2004,
(2) a stock repurchase program to repurchase up to $10.0 million of outstanding Common Stock and (3) the re-securitization of a portion of its investment securities portfolio. The Company continued to restructure its balance sheet during 2000 by completing the following transactions: (1) issuing two CMOs for $943.6 million, which included $144.0 million of mortgage loan collateral from five previous CMOs, (2) repurchasing $2.3 million of Common Stock, (3) writing-off $52.6 million of non-performing investment securities available-for-sale ("investment securities") and (4) providing $14.5 million of additional loan loss provisions to write-off non-performing mortgage loans, including 125 Loans.

      In addition to executing the Company's plan to restructure its balance sheet during 2000, the Company renewed its focus on its core business operations, the Long-Term Investment Operations, the Mortgage Operations and the Warehouse Lending Operations, which produced positive operating earnings during the year ended December 31, 2000. During 2000, the Long-Term Investment Operations increased its loan portfolio while improving credit quality of Mortgage Assets on its balance sheet, the Mortgage Operations increased loan production while the wholesale and retail mortgage platforms operated by ILG continued to grow and the Warehouse Lending Operations increased average finance receivables and its customer base.

      The Long-Term Investment Operations portfolio of mortgage loans increased 8% to $1.4 billion at December 31, 2000 as compared to $1.3 billion at December 31, 1999. As the long-term loan portfolio grew, the weighted average LTV decreased to 85% at December 31, 2000 from 86% at December 31, 1999 while mortgage loans that were 90 or more days past due and real estate owned (collectively, "Non-performing Loans") decreased 24% to $46.1 million as compared to $60.7 million, respectively. The loan delinquency rate on loans 60 or more days past due decreased to 4.89% as of December 31, 2000 from 5.43% as of December 31, 1999. In addition, during 2000 the Company wrote-off substantially all investment securities secured by HLTV second trust deeds, investment securities secured by franchise loan receivables and certain sub-prime subordinated securities, all of which were acquired prior to 1998. Subsequent to 1997, the Company's investment strategy has been to only acquire or invest in investment securities that are secured by mortgage loans underwritten and purchased by the Mortgage Operations due to their superior historical performance.

      The Company believes that increased loan production by the Mortgage Operations was due to the Company's superior loan programs and services offered by the Mortgage Operations, and also partly due to the success of the Company's automated underwriting system, called IDASL, which stands for Impac Direct Access System for Lending. IDASL has exceeded, and continues to exceed, the Company's initial expectations as loan submissions through IDASL by the Mortgage Operations' correspondent sellers and wholesale brokers has increased each quarter since IDASL's implementation during the first quarter of 2000. Loan submissions during the fourth quarter of 2000 averaged $555.5 million per month in loan volume as compared to $438.0 million per month during the third quarter of 2000 and $236.0 million per month during the second quarter of 2000. By December 31, 2000, substantially all of IFC's correspondent sellers were submitting loans through IDASL and 100% of all wholesale loans delivered by brokers were directly underwritten through IDASL. IDASL is not a lead generator for mortgage brokers, but is an interactive internet system that enables the Company's customers to access loan status, current pricing, purchase confirmations and receive consistent and reliable automated loan underwriting decisions within minutes. In addition, IDASL has an integrated credit-reporting interface that provides the Company's customers with a very competitive tool enabling them to render a loan decision at point of sale. IDASL dramatically increases efficiencies not only for our customers but also for the Mortgage Operations by significantly decreasing the processing time for a mortgage loan, while improving employee production and maintaining superior customer service, which together leads to higher closing ratios, improved profit margins and increased profitability at all levels of its business operations. Most importantly, IDASL allows the Mortgage Operations to move closer to its borrowers with minimal future capital investment while maintaining centralization, a key factor in the success of the Company's operating strategy.

      Loan production by the Mortgage Operations increased 29% to $2.2 billion during 2000 as compared to $1.7 billion during 1999 as total originations of 1-4 family properties as forecast by the Mortgage Bankers Association ("MBA") decreased 20% during 2000 as compared to 1999. According to the MBA, the primary reason for the forecasted decrease in total 1-4 family originations during 2000 is the decrease in refinance activity. The MBA forecasts a decrease in refinance activity to 19% of total 1-4 family originations during 2000 as compared to actual refinance activity of 34% of total 1-4 family originations during 1999. The Mortgage Operations is less affected by volatile changes in the refinance market as it continues to rely primarily on purchased money activity as compared to refinance activity. The Mortgage Operations acquired or originated mortgage refinances of 19% of total loan production during 2000 and 23% of total loan production during 1999. Wholesale and retail loan originations generated by ILG, which was established in January 1999, increased 210% to $276.3 million during 2000 as compared to $89.0 million during 1999. As of December 31, 2000, ILG had 983 approved wholesale mortgage brokers. The Company expects loan originations at ILG to remain strong during 2001 with the expected implementation of IDASL with the Mortgage Operations' strategic partner. ILG's strategic partner supplies mortgage automation software and provides an internet connection to 33,000 users nationwide with direct automated download capabilities to the Mortgage Operations' products via IDASL. Recently, ILG's strategic partner was acquired by Ellie Mae, a provider of internet solutions to the mortgage industry, which the Company believes will further enhance ILG's penetration into the wholesale lending arena.

      In order to mitigate interest rate and market risk, the goal of the Mortgage Operations during 2001 is to continue to securitize its mortgage loans more frequently. The Company believes this will require less capital and will provide more liquidity with less interest rate and price volatility as the accumulation and holding period of mortgage loans is reduced. The Mortgage Operations successfully completed two REMIC securitizations in November and December of 2000 for an aggregate of $400.0 million as compared to one REMIC per quarter for each of the first three quarters of 2000. Additionally, the Mortgage Operations completed a REMIC securitization in January of 2001 for $200.0 million.

      During the fourth quarter of 2000, the Warehouse Lending Operations focused on internal restructuring and technology initiatives, including the development and implementation of a web-based funding and delivery system, with the overall goal of increasing its customer base and outstanding balances during 2001. The Warehouse Lending Operations continued to provide a consistent contribution to net earnings during 2000.

      The Company did not declare a common stock dividend during the fourth quarter of 2000 and plans to utilize its tax loss carry forwards during 2001. The Company believes that it is prudent to take advantage of its tax loss carry forwards and retain capital to continue the expansion and growth of its core operating businesses. The Company believes that the retention of earnings will allow the Company to increase its assets and book value during 2001. The Company will likely need to pay common stock dividends in 2002 as the tax loss carry forwards are expected to be completely used. Diluted book value decreased to $6.67 per common share at December 31, 2000 as compared to diluted book value of $8.60 per common share at December 31, 1999. Book value declined during 2000 as the Company wrote-down investment securities of $52.6 million, increased its allowance for loan losses to absorb realized losses of $17.8 million, primarily from HLTV loans, and declared preferred and common stock dividends of $10.9 million.

      Long-Term Investment Operations: During the year ended December 31, 2000, the Long-Term Investment Operations, conducted by IMH and IMH Assets, acquired $430.8 million of mortgages from IFC as compared to $638.3 million acquired during 1999. Mortgages purchased by the Long-Term Investment Operations during 2000 consisted of $6.5 million of FRMs and $411.8 million of ARMs secured by first liens on residential property and $12.5 million of fixed rate second trust deeds secured by residential property. In addition, $213.9 million, or 50%, of mortgages acquired during 2000 for long-term investment had prepayment penalties as compared to $222.9 million, or 35%, of mortgages with prepayment penalties acquired during 1999. During 2000, the Long-Term Investment Operations sold $55.9 million, in unpaid principal balance, of mortgage loans to third party investors as compared to $73.2 million of loans sold to third party investors during 1999. In addition, the Long-Term Investment Operations had investment securities of $36.9 million at December 31, 2000. Of the $36.9 million of investment securities, $29.2 million were subordinated securities collateralized by mortgages, $7.7 million were "interest only" securities, and none were subordinated securities collateralized by other loans. During 2000, the Long-Term Investment Operations acquired no securities created by IFC through the issuance of REMICs as compared to $22.0 million during 1999.

      During 2000, IMH Assets issued CMOs totaling $943.6 million, which were collateralized by $952.8 million of mortgage loans, as compared to CMOs totaling $298.1 million, which were collateralized by $316.2 million of mortgage loans, during 1999. As of December 31, 2000, the Long-Term Investment Operations' portfolio of mortgage loans consisted of $1.4 billion of mortgage loans held in trust as collateral for CMOs and $16.7 million of mortgage loans held-for-investment, of which approximately 26% were FRMs and 74% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of mortgage loans was 9.34% at December 31, 2000 with the weighted average margin of 4.17%. The portfolio of mortgage loans included 90% of non-conforming A Loans and 10% of B/C Loans. During 2000, constant prepayment rates ("CPR") on the Company's CMO portfolio decreased to 25% CPR as compared to 37% CPR during 1999. The loan delinquency rate of mortgages held for long-term investment which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, decreased to 4.89% at December 31, 2000 as compared to 5.43% at December 31, 1999.

      Mortgage Operations: The Mortgage Operations, conducted by IFC and ILG, supports the Long-Term Investment Operations of the Company by supplying IMH and IMH Assets with mortgages for long-term investment. As such, IFC sold $430.8 million, in unpaid principal balance, of mortgages to the Long-Term Investment Operations as compared to $638.3 million, in unpaid principal balance, of loans sold during 1999. IFC's mortgage acquisitions increased 24% to $2.1 billion during 2000 as compared to $1.7 billion of mortgages acquired during 1999. During 2000, IFC securitized $1.3 billion, in unpaid principal balance, of mortgages and sold whole loans to third party investors totaling $62.6 million, in unpaid principal balance, of mortgages. This compares to loan securitizations of $907.5 million, in unpaid principal balance, of mortgages and whole loan sales to third party investors of $856.2 million, in unpaid principal balance, of mortgages during 1999. Loan securitizations and sales during 2000 resulted in gain on sale of loans of $19.7 million as compared to gain on sale of loans of $27.1 million during 1999. IFC had deferred revenue of $5.0 million at December 31, 2000 as compared to $7.6 million at December 31, 1999.

      IFC's master servicing portfolio increased 38% to $4.0 billion at December 31, 2000 as compared to $2.9 billion at December 31, 1999. Of the $4.0 billion of mortgage loans master serviced by IFC at December 31, 2000, IFC is the master servicer for $2.6 billion of loans collateralizing REMIC securities and $1.3 billion of mortgage loans collateralizing CMOs. In addition, of the $4.0 billion of loans master serviced by IFC, IFC owns servicing rights on $2.4 billion in unpaid principal balance of mortgages. Mortgages collateralized by properties located in California represented 39% and 40% of IFC's master servicing portfolio at December 31, 2000 and 1999, respectively. The loan delinquency rate of mortgages in IFC's master servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 4.24% and 4.37% at December 31, 2000 and 1999, respectively.

      Warehouse Lending Operations: The Warehouse Lending Operations, conducted by IWLG, had outstanding finance receivables of $405.4 million of which $138.4 million was outstanding to external customers. As of December 31, 2000, IWLG had approved warehouse lines available to 52 external customers totaling $391.5 million as compared to 46 customers totaling $325.0 million as of December 31, 1999. Overall, average finance receivables increased 32% to $418.8 million during 2000 as compared to $317.5 million during 1999 while average finance receivables to external customers increased 59% to $134.7 million from $84.8 million, respectively.

RESULTS OF OPERATIONS--
IMPAC MORTGAGE HOLDINGS, INC.

Year Ended December 31, 2000 as compared to Year Ended December 31, 1999

Results of Operations

      Net loss for the year ended December 31, 2000 was $(54.2) million, or $(2.70) per diluted common share, compared to net earnings of $22.3 million, or $0.76 per diluted common share, for 1999. The loss for 2000 was primarily the result of non-recurring, non-cash accounting charges ("accounting charges") of $68.9 million. Accounting charges taken during 2000 included the write-down of $52.6 million of investment securities and additional increases in the Company's allowance for loan loss of $14.5 million. Due to the continued deterioration in the performance of collateral supporting specific investment securities, the Company wrote-off substantially all remaining book value on these investment securities during 2000, which included all investment securities secured by HLTV second trust deeds, investment securities secured by franchise mortgage receivables and certain sub-prime subordinated securities, all of which were acquired prior to 1998. Starting in 1998, the Company's investment strategy has been to only acquire or invest in investment securities that are secured by mortgage loans underwritten and purchased by IFC due to their superior historical performance. In addition, based on losses and delinquencies in the HLTV portfolio during 2000, the Company increased the loan loss allowance to provide for losses inherent in the remaining HLTV second trust deed portfolio. Lastly, IFC wrote off substantially all of its remaining investment securities, which were secured by franchise mortgage receivables, resulting in an after-tax charge to the Company of $1.0 million.

      Excluding accounting charges, net operating earnings was $14.7 million, or $0.54 per diluted common share, as compared to net operating earnings of $22.3 million, or $0.76 per diluted common share, during the same period of 1999. The decrease in net operating earnings during 2000 was primarily the result of a $6.7 million decrease in net interest income as compared to 1999. The decrease in net interest income during 2000 was primarily the result of rising short-term interest rates, which adversely affected net interest margins on Mortgage Assets. Although the decrease in short-term interest rates during the first quarter of 2001 had no effect on 2000 earnings, earnings throughout 2001 should improve as net interest margins on Mortgage Assets, primarily CMO collateral and loans held-for-investment, improve.

Net Interest Income

      Net interest income decreased 23% to $23.0 million during 2000 as compared to $29.7 million during 1999. Interest income is primarily interest earned on Mortgage Assets and includes interest income earned on cash and cash equivalents and due from affiliates. Interest expense is primarily interest paid on borrowings on Mortgage Assets and includes interest expense paid on due to affiliates and senior subordinated debt. Mortgage Assets include CMO collateral, mortgage loans held-for-investment, finance receivables and investment securities. Borrowings on Mortgage Assets include CMO financing, reverse repurchase agreements and borrowings on investment securities.

      The decrease in net interest income during 2000 as compared to 1999 was primarily the result of smaller net interest margins on Mortgage Assets which decreased to 1.23% during 2000 as compared to 1.84% during 1999 as average Mortgage Assets increased 13% to $1.8 billion as compared to $1.6 billion, respectively. Net interest margins on average CMO collateral decreased to 0.47% during 2000 as compared to 0.79% during 1999 as the rapid increase in short-term interest rates during 2000 resulted in compression of net interest margins. As short-term interest rates increased rapidly during 2000, CMO financing costs, which are indexed to one-month LIBOR and adjust every month, increased at a faster pace than interest rates on CMO collateral, which primarily have the following characteristics: (1) adjustable rate loans that are indexed to six-month LIBOR and adjust every six months but are subject to periodic and lifetime interest rate caps and (2) mortgage loans that have fixed interest rates for the first two to three years of the loan and subsequently change to adjustable interest rate loans. Short-term interest rates increased during 2000 as one-month and six-month LIBOR averaged 6.42% and 6.65%, respectively, as compared to 5.25% and 5.53%, respectively, during 1999. In addition, the yield curve during most of 2000 was inverted, which means that interest rates in the short-end of the yield curve were higher than interest rates in the long-end of the yield curve. This inverted yield curve also contributed to compression of net interest margins as interest rates on mortgage loans set by the Mortgage Operations primarily use the ten-year Treasury yield as an index plus a margin. Therefore, mortgage loan rates were set using interest rates on the ten-year Treasury yield which increased at a slower rate than short-term interest rates on one-month LIBOR, which is used as the index to establish the borrowing rates on reverse repurchase agreements and CMO financing.

      The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings for the years ended December 31, 2000 and 1999 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                      For the year ended December 31, 2000         For the year ended December 31, 1999
                                  --------------------------------------------  --------------------------------------------
                                                           Weighted                                     Weighted
                                    Average                  Avg.      % of      Average                  Avg.       % of
                                    Balance     Interest    Yield    Portfolio   Balance     Interest     Yield    Portfolio
                                  ----------   ----------  --------  ---------  ---------   ----------  ---------  ---------
MORTGAGE ASSETS
---------------
Subordinated securities
  collateralized by mortgages .   $   57,651   $    7,249    12.57%     3.21%   $   87,107   $   12,604    14.47%     5.56%
Subordinated securities
  collateralized by other loans        2,871          273     9.51      0.16         7,433          834    11.22      0.47
                                  ----------   ----------                       ----------   ----------
   Total investment securities        60,522        7,522    12.43      3.37        94,540       13,438    14.21      6.03
                                  ----------   ----------                       ----------   ----------
Loan receivables:
CMO collateral ................    1,198,478       85,923     7.17     66.69     1,119,813       74,096     6.62     71.48
Mortgage loans
  held-for-investment .........      119,326        8,966     7.51      6.64        34,767        2,345     6.74      2.22
Finance receivables:
  Affiliated ..................      284,070       28,044     9.87     15.80       232,741       19,566     8.41     14.86
  Non-affiliated ..............      134,741       14,280    10.60      7.50        84,783        7,779     9.18      5.41
                                  ----------   ----------                       ----------   ----------
   Total finance receivables ..      418,811       42,324    10.11     23.30       317,524       27,345     8.61     20.27
                                  ----------   ----------                       ----------   ----------
   Total Loan Receivables .....    1,736,615      137,213     7.90     96.63     1,472,104      103,786     7.05     93.97
                                  ----------   ----------                       ----------   ----------
Total Mortgage Assets .........   $1,797,137   $  144,735     8.05%   100.00%   $1,566,644   $  117,224     7.48%   100.00%
                                  ==========   ==========                       ==========   ==========
BORROWINGS
----------
CMO borrowings ................   $1,100,151   $   80,287     7.30%    67.06%   $1,017,992   $   65,212     6.41%    74.25%
Reverse repurchase
  agreements-mortgages ........      513,987       39,216     7.63     31.33       331,179       21,545     6.51     24.16
Borrowings secured by
  investment securities .......       26,350        3,217    12.21      1.61         6,445          686    10.64      0.47
Reverse repurchase
  agreements-securities .......           --           --       --        --        15,377          998     6.49      1.12
                                  ----------   ----------                       ----------   ----------
Total Borrowings on
   Mortgage Assets ............   $1,640,488   $  122,720     7.48%   100.00%   $1,370,993   $   88,441     6.45%   100.00%
                                  ==========   ==========                       ==========   ==========
Net Interest Spread (1) .......                               0.57%                                         1.03%

Net Interest Margin (2) .......                               1.23%                                         1.84%

----------
(1) Calculated by subtracting the yield on total borrowings on Mortgage Assets from the yield on total Mortgage Assets.
(2) Calculated by subtracting interest on total borrowings on Mortgage Assets from interest on total Mortgage Assets and dividing the result by the average balance of total Mortgage Assets.

      Interest income on Mortgage Assets: Interest income on CMO collateral increased 16% to $85.9 million during 2000 as compared to $74.1 million during 1999 as average CMO collateral increased 9% to $1.2 billion as compared to $1.1 billion, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $943.6 million during 2000, which were collateralized by $953.7 million of mortgages, as compared to CMOs totaling $298.1 million, which were collateralized by $316.2 million of mortgages, during 1999. The issuance of new CMO collateral was partially offset by mortgage loan prepayments, which were $309.7 million during 2000 as compared to $490.0 million during 1999. Prepayments on CMO collateral was 25% CPR during 2000 as compared to 37% CPR during 1999 as rising interest rates during 2000 and the acquisition of loans with prepayment penalties slowed down the pace of loan prepayments during 2000. The acquisiton of $213.9 million, or 50%, of mortgages acquired during 2000 by the Long-Term Investment Operations with prepayment penalties and $222.9 million, or 35%, of mortgages acquired with prepayment penalties during 1999 contributed to less volatility in loan prepayments during 2000. The Company expects that the higher percentage of mortgages acquired for long-term investment with prepayment penalties will continue to lead to less volatility in loan prepayment rates.

      An increase in the weighted average yield on CMO collateral also contributed to an overall increase in interest income on CMO collateral during 2000 as compared to 1999. The weighted average yield on CMO collateral increased to 7.17% during 2000 as compared to 6.62% during 1999. The increase in yield on CMO collateral during 2000 was primarily due to an increase in interest rates and a reduction in prepayment rates and therefore the amortization of net premiums paid in acquiring the mortgage loans held as CMO collateral. During 2000, the Company amortized net premiums on CMO collateral of $10.6 million as compared to $14.4 million during 1999 as loan prepayment rates decreased during 2000. On a go-forward basis, the Company has less exposure to premium amortization as net premiums on CMO collateral as of December 31, 2000 was $22.8 million as compared to $28.8 million at December 31, 1999.

      Interest income on mortgage loans held-for-investment increased 291% to $9.0 million during 2000 as compared to $2.3 million during 1999 as average mortgage loans held-for-investment increased 243% to $119.3 million as compared to $34.8 million, respectively. Average mortgage loans held-for-investment increased during 2000 as the Long-Term Investment Operations held and accumulated mortgage loans over a longer period of time before completing CMOs as compared to during 1999 when the Company's focus was more towards increased liquidity and reduced leverage. Additionally, the increase in interest income on mortgage loans held-for-investment during 2000 benefited by an increase in the weighted average yield, which increased to 7.51% during 2000 as compared to 6.74% during 1999 as interest rates rose. Interest income on mortgage loans held-for-investment also includes the effect of amortization of net premiums paid in acquiring the mortgage loans. As of December 31, 2000, net discounts on mortgage loans held-for-investment was $208,000 as compared to net premiums of $2.0 million as of December 31, 1999.

      Interest income on finance receivables increased 55% to $42.3 million during 2000 as compared to $27.3 million during 1999 as average finance receivables increased 32% to $418.8 million as compared to $317.5 million, respectively. Average finance receivables increased during 2000 as IFC acquired and originated $2.1 billion of mortgage loans as compared to loan production of $1.7 billion during 1999, which resulted in an increase in average finance receivables to $284.0 million as compared to $232.7 million, respectively. In addition, average finance receivable to non-affiliates increased by 59% to $134.7 million during 2000 as compared to $84.8 million during 1999 as IWLG added customers during 2000. Interest income on finance receivables was also positively affected by an increase in weighted average yield, which increased to 10.11% during 2000 as compared to 8.61% during 1999 as the average prime rate rose during 2000. The prime rate is the index the Company uses to determine interest rates on finance receivables. Average prime during 2000 was 9.23% as compared to 8.00% during 1999.

      Interest income on investment securities decreased 44% to $7.5 million during 2000 as compared to $13.4 million during 1999 as average investment securities decreased 36% to $60.5 million as compared to $94.5 million, respectively. Average investment securities decreased as the Company wrote-off $52.6 million of investment securities during 2000. Interest income on investment securities was also negatively affected by a decrease in the weighted average yield on investment securities, which decreased to 12.43% during 2000 as compared to 14.21% during 1999. The weighted average yield on investment securities decreased during 2000 as the Company wrote-off higher yielding investment securities secured by HLTV second trust deed loans, investment securities secured by franchise mortgage receivables and certain sub-prime subordinated securities, which deteriorated during the first half of 2000.

      Interest expense on borrowings: Interest expense on CMO borrowings increased 23% to $80.3 million during 2000 as compared to $65.2 million during 1999 as average borrowings on CMO collateral increased 10% to $1.1 billion as compared to $1.0 billion, respectively. Average CMO borrowings increased as the Long-Term Investment Operations issued CMOs totaling $943.6 million during 2000 as compared to CMOs totaling $298.1 million during 1999, which was partially offset by mortgage loan prepayments of $309.7 million during 2000 as compared to $490.0 million during 1999. Interest expense on CMO borrowings also increased as the weighted average yield on CMO borrowings increased to 7.30% during 2000 as compared to 6.41% during 1999 as average one-month LIBOR, which is the index used to determine rates on adjustable rate CMO borrowings, was higher during 2000 as compared to 1999. Average one-month LIBOR was 6.42% during 2000 as compared to 5.25% during 1999. In addition, interest expense on CMO borrowings is affected by the amortization of securitization costs. Securitization costs are incurred when a CMO is issued and securitization costs are capitalized and amortized over the life of the CMO borrowings as an adjustment to the yield. During 2000, the Company amortized securitization costs of $4.7 million as compared to $4.2 million during 1999 due to the increase in CMOs issued during 2000. As of December 31, 2000, unamortized securitization costs were $14.1 million as compared to unamortized securitization costs of $11.9 million at December 31, 1999.

      Interest expense on reverse repurchase borrowings, which are used to fund the acquisition of mortgage loans and finance receivables, increased 82% to $39.2 million during 2000 as compared to $21.5 million during 1999 as average reverse repurchase agreements increased 55% to $514.0 million as compared to $331.2 million, respectively. The increase in average reverse repurchase borrowings was primarily related to the previously discussed increase in average finance receivables to IFC and IWLG's external customers. The Warehouse Lending Operations uses reverse repurchase agreements with investment banks to fund its short-term loans to affiliates, primarily IFC, and non-affiliates. The weighted average yield of reverse repurchase agreements collateralized by mortgage loans increased to 7.63% during 2000 as compared to 6.51% during 1999 as average one-month LIBOR, which is the index used by the Company's lenders to determine interest rates on reverse repurchase borrowings, increased during 2000 as compared to 1999.

      Interest expense on borrowings secured by investment securities increased 88% to $3.2 million during 2000 as compared to $1.7 million during 1999 as average borrowings increased 21% to $26.4 million as compared to $21.8 million, respectively. During 1999, the Company issued notes collateralized by a portion of its investment securities portfolio to provide a more stable, long-term financing source for these assets as compared to previously used short-term reverse repurchase agreements. The weighted average yield on borrowings secured by investment securities increased to 12.21% during 2000 as compared to 7.72% during 1999.

Non-Interest Income

      Non-interest income decreased to $2.5 million during 2000 as compared to $6.9 million during 1999. Non-interest income decreased primarily due to a decrease in equity in net earnings (loss) of IFC. Equity in net earnings (loss) of IFC decreased to a loss of $(1.8) million during 2000 as compared to net earnings of $4.3 million during 1999. In addition to the decrease in earnings at IFC, servicing income decreased by $680,000 as income from the collection of prepayment penalties decreased in conjunction with the decrease in loan prepayments. The decrease in earnings at IFC and servicing fees was partially offset by in increase of $2.4 million in other income, which was the result of litigation settlement and an increase in fees from increased warehouse line activity by IFC and IWLG's external customers.

      Equity in Net Earnings (Loss) of IFC

      Equity in net earnings (loss) of IFC decreased to a loss of $(1.8) million during 2000 as compared to earnings of $4.3 million during 1999 primarily due to a decrease of $7.4 million in gain on sale of loans. The Company records 99% of the earnings or losses from IFC, as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC. For more information on the results of operations of IFC, refer to "--Results of Operations--Impac Funding Corporation."

Non-Interest Expense

      Non-interest expense increased to $60.9 million during 2000 as compared to $8.7 million during 1999 primarily due to a $51.6 million increase in write-down of investment securities. Write-down of investment securities increased to $53.6 million during 2000 as compared to $2.0 million during 1999 as the Company substantially wrote-off all remaining book value of investment securities secured by HLTV second trust deeds, investment securities secured by franchise mortgage receivables and certain sub-prime subordinated securities, all of which were acquired prior to 1998. After excluding the write-down of investment securities, non-interest expense increased 9% to $7.3 million as compared to $6.7 million during 1999, which was the result of a $787,000 write-down of securitization costs from the collapse of four previous CMOs into new CMOs completed during 2000.

Credit Exposures

      Non-performing Assets. Non-performing assets consist of loans that are 90 days or more delinquent ("non-accrual loans"), including loans in foreclosure and delinquent bankruptcies, and real estate acquired in settlement of loans, or other real estate owned. It is the Company's policy to place a mortgage loan on non-accrual status when a loan becomes 90 days delinquent. Any previously accrued interest will be reversed from income. Non-accrual loans are included in mortgage loans held-for-sale at IFC and mortgage loans held-for-investment and CMO collateral at IMH and IMH Assets. The outstanding unpaid principal balance of non-performing assets totaled $49.9 million at December 31, 2000 as compared to $63.3 million at December 31, 1999. The decrease in non-performing assets was primarily due to the sale of delinquent mortgage loans held-for-investment at IMH, which included 125 Loans, and mortgage loans held-for-sale at IFC. The carrying amount of other real estate owned, after writing down the mortgage loan to the broker's price opinion or appraised value, was $4.7 million and $8.8 million at December 31, 2000 and 1999, respectively. The Company recorded losses on the disposition of other real estate owned of $1.8 million and $2.2 million during 2000 and 1999, respectively.

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

      The following table summarizes the unpaid principal balance of the Company's non-performing assets included in its mortgage loan portfolios for the periods shown (in thousands):

                                                               At December 31,
                                                            --------------------
                                                             2000         1999
                                                            -------      -------
Mortgage Loans Held-for-Sale:
  Non-accrual ........................................      $ 3,680      $ 2,572
  Other real estate owned ............................          148           --
                                                            -------      -------
    Total mortgage loans held-for-sale ...............        3,828        2,572
                                                            -------      -------
Mortgage Loans Held-for-Investment:
  Non-accrual ........................................       10,197        8,229
  In process foreclosures ............................        3,168          306
                                                            -------      -------
    Total mortgage loans held-for-investment .........       13,365        8,535
                                                            -------      -------
CMO collateral:
  Non-accrual ........................................       28,798       42,792
  Other real estate owned ............................        3,883        9,411
                                                            -------      -------
    Total CMO collateral .............................       32,681       52,203
                                                            -------      -------
      Total mortgage loan portfolios .................      $49,874      $63,310
                                                            =======      =======

      Delinquent Loans. When a borrower fails to make required payments on a loan and does not cure the delinquency within 60 days, the Company generally records a notice of default and commences foreclosure proceedings. If the loan is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. In foreclosure sales, the Company generally acquires title to the property. At December 31, 2000, loans that were delinquent 60 days or more, as a percentage of the outstanding servicing balance of the mortgage loan portfolios, was 4.89% as compared to 5.43% at December 31, 1999. This includes loans in the long-term investment portfolio. Loans that are 30 days delinquent may experience seasonality and servicing transfer issues so they are therefore excluded.

      The following table summarizes the unpaid principal balance of the Company's delinquent mortgage loans included in its mortgage loan portfolios for the periods shown (in thousands):

                                                              At December 31,
                                                           ---------------------
                                                             2000         1999
                                                           --------     --------
Mortgage Loans Held-for-Sale:
  60-89 days delinquent ..............................     $    861     $  1,838
  90 or more days delinquent (1) .....................        3,680        2,572
                                                           --------     --------
    Total mortgage loans held-for-sale ...............        4,541        4,410
                                                           --------     --------
Mortgage Loans Held-for-Investment:
  60-89 days delinquent ..............................          115        1,453
  90 or more days delinquent (1) .....................       10,197        8,229
                                                           --------     --------
    Total mortgage loans held-for-investment .........       10,312        9,682
                                                           --------     --------
CMO collateral:
  60-89 days delinquent ..............................       25,098       12,398
  90 or more days delinquent (1) .....................       28,798       42,792
                                                           --------     --------
    Total CMO collateral .............................       53,896       55,190
                                                           --------     --------
      Total mortgage loan portfolios .................     $ 68,749     $ 69,282
                                                           ========     ========
----------
(1)   Includes loans in foreclosure and delinquent bankruptcies.

      Provision for Loan Losses. The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables which includes loans held-for-investment, CMO collateral and finance receivables, increased to 0.28% at December 31, 2000 as compared to 0.27% at December 31, 1999. The Company recorded net loan loss provisions of $18.8 million during 2000 as compared to $5.5 million during 1999. The amount provided for loan losses during 2000 increased primarily due to the subsequent disposition or write-off of 125 Loans. The allowance for loan losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

Year Ended December 31, 1999 as compared to Year Ended December 31, 1998

Results of Operations

      Net earnings for the year ended December 31, 1999 of $22.3 million, or $0.76 per diluted common share, compared to a net loss of $(5.9) million, or $(0.25) per diluted common share, for 1998. The loss for 1998 was primarily due to a global liquidity crisis in the mortgage-backed securitization market, which occurred during the latter half of 1998. The deterioration of the mortgage-backed securitization market created liquidity problems as the Company's lenders made margin calls on their repurchase agreements. In order to meet margin calls and reduce borrowings on its outstanding reverse repurchase agreements, the Company sold mortgage loans and mortgage-backed securities at significant losses. In addition, the Company recorded impairment charges on its investment securities and recorded a loss on the sale of its equity investment in ICH. However, as the mortgage-backed securitization market stabilized during 1999, the Company returned to overall profitability, which in large part was due to the profitability on the sale of its mortgage loans at IFC.

Net Interest Income

      Net interest income decreased 29% to $29.7 million during 1999 as compared to $42.0 million during 1998. The decrease in net interest income during 1999 as compared to 1998 was primarily the result of lower average Mortgage Assets, which decreased 20% to $1.6 billion during 1999 as compared to $2.0 billion during 1998. Average Mortgage Assets decreased during 1999 as compared to 1998 principally due to the sale of mortgage loans during the fourth quarter of 1998 in order to increase liquidity and meet margin calls. The Company continued to raise liquidity and reduce leverage throughout 1999 as IFC completed monthly whole loan sales on a servicing released basis. As such, the Long-Term Investment Operations' loan acquisitions from IFC decreased 26% to $638.3 million as compared to $866.7 million acquired during 1998. Additionally, due to IFC's decreased loan production and the shorter accumulation and holding period between monthly whole loan sales, average finance receivables to affiliates, primarily IFC, decreased 42% to $232.7 million during 1999 as compared to $403.9 million during 1998. Net interest income also decreased as the net interest margin on Mortgage Assets decreased to 1.84% during 1999 as compared to 2.14% during 1998. The decrease in net interest margin on Mortgage Assets was primarily the result of a decrease in the net interest margin on CMO collateral to 0.79% during 1999 as compared to 1.26% during 1998. The decrease in the net interest margin on CMO collateral during 1999 was primarily due to an increase in amortization of net premiums as a result of higher loan prepayments. CMO collateral significantly affects changes in net interest income as it represents the largest percentage of total Mortgage Assets. Average CMO collateral accounted for 71% of total average Mortgage Assets during 1999 and 63% of total average Mortgage Assets during 1998.

      The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings for the years ended December 31, 1999 and 1998 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                      For the year ended December 31, 1999         For the year ended December 31, 1998
                                  --------------------------------------------  --------------------------------------------
                                                           Weighted                                     Weighted
                                    Average                  Avg.      % of      Average                  Avg.       % of
                                    Balance     Interest    Yield    Portfolio   Balance     Interest     Yield    Portfolio
                                  ----------   ----------  --------  ---------  ---------   ----------  ---------  ---------
MORTGAGE ASSETS
---------------
Subordinated securities
  collateralized by mortgages .... $   87,107  $   12,604    14.47%    5.56%    $   88,544   $   11,219   12.67%    4.47%
Subordinated securities
  collateralized by other loans ..      7,433         834    11.22     0.47         5,364          709    13.22     0.27
                                   ----------  ----------                      ----------   ----------
   Total investment securities
     available-for-sale...........     94,540      13,438    14.21     6.03        93,908       11,928    12.70     4.74
                                   ----------  ----------                      ----------   ----------
Loan receivables:
CMO collateral ...................  1,119,813      74,096     6.62    71.48     1,244,458       92,011     7.39    62.87
Mortgage loans held-for-
  investment .....................     34,767       2,345     6.74     2.22       149,131       14,373     9.64     7.54
Finance receivables:
  Affiliated .....................    232,741      19,566     8.41    14.86       403,935       34,166     8.46    20.41
  Non-affiliated .................     84,783       7,779     9.18     5.41        87,855        8,242     9.38     4.44

   Total finance receivables .....    317,524      27,345     8.61    20.27       491,790       42,408     8.62    24.85

   Total Receivables Loan ........  1,472,104     103,786     7.05    93.97     1,885,379      148,792     7.89    95.26
                                   ----------  ----------                      ----------   ----------
Total Mortgage Assets ............ $1,566,644  $  117,224    7.48%   100.00%   $1,979,287   $  160,720     8.12%  100.00%
                                   ==========  ==========                      ==========   ==========

BORROWINGS
----------
CMO borrowings ................... $1,017,992  $   65,212     6.41%   74.25%   $1,153,985   $   76,309     6.61%   64.63%
Reverse repurchase agreements-
  mortgages ......................    331,179      21,545     6.51    24.16       605,486       40,439     6.68    33.91
Borrowings secured by investment
  securities .....................      6,445         686    10.64     0.47            --           --       --       --
Reverse repurchase agreements-
  securities .....................     15,377         998     6.49     1.12        26,051        1,700     6.53     1.46
                                   ----------  ----------                      ----------   ----------
Total Borrowings on Mortgage
  Assets ......................... $1,370,993  $   88,441     6.45%  100.00%   $1,785,522   $  118,448     6.63%  100.00%
                                   ==========  ==========                      ==========   ==========

Net Interest Spread ..............                            1.03%                                        1.49%

Net Interest Margin ..............                            1.84%                                        2.14%

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

      Interest income on investment securities increased 13% to $13.4 million during 1999 as compared to $11.9 million during 1998 as average investment securities increased 1% to $94.5 million as compared to $93.9 million, respectively. Interest income on investment securities primarily increased during 1999 as the weighted average yield on investment securities increased to 14.21% during 1999 as compared to 12.70% during 1998. The yield on investment securities increased during 1999 as compared to 1998 as the Long-Term Investment Operations acquired $18.3 million of securities from IFC that had a higher weighted average yield than the weighted average yield of the total investment securities portfolio and also due to a change in yield estimates on the remaining securities portfolio.

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

      Interest expense on reverse repurchase borrowings, which are used to fund the acquisition of mortgage loans and finance receivables, decreased 47% to $21.5 million during 1999 as compared to $40.4 million during 1998 as average reverse repurchase agreements decreased 45% to $331.2 million as compared to $605.5 million, respectively. The decrease in average finance receivables was primarily related to the previously discussed decrease in average finance receivables to IFC. The Warehouse Lending Operations uses reverse repurchase agreements with investment banks to fund its short-term loans to affiliates, primarily IFC, and non-affiliates. As IFC shortened the accumulation and holding period on its mortgage loans held-for-sale and acquired fewer loans during 1999 as compared to 1998, IFC required lower borrowing levels during 1999. The weighted average yield of reverse repurchase agreements collateralized by mortgage loans decreased to 6.51% during 1999 as compared to 6.68% during 1998 as average one-month LIBOR, which is the index used by the Company's lenders to determine interest rates on reverse repurchase borrowings, decreased during 1999 as compared to 1998.

      During most of 1999, the Company used investment securities as collateral to borrow under reverse repurchase agreements to fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. During October 1999, the Company issued notes collateralized by a portion of its investment securities portfolio to provide a more stable financing source for these assets. Therefore, combined interest expense on reverse repurchase agreements and borrowings secured by investment securities remained unchanged at $1.7 million during 1999 and 1998. The combined average balance on reverse repurchase agreements and borrowings secured by investment securities decreased 16% to $21.8 million as compared to $26.1 million, respectively. The weighted average yield on these combined borrowings increased to 7.72% during 1999 as compared to 6.53% during 1998.

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

      Equity in Net Loss of ICH

      The Company's equity in net loss of ICH decreased to none for 1999 as compared to a loss of $(998,000) for 1998. The Company recorded no earnings or loss from ICH during 1999 as the Company sold its holdings of ICH Common Stock during the fourth quarter of 1998. Prior to the fourth quarter of 1998, the Company recorded equity in net earnings (loss) in ICH by virtue of the Company's ownership of 9.8% of ICH's voting Common Stock and 100% of Class A non-voting Common Stock.

Non-Interest Expense

      Non-interest expense decreased to $8.7 million during 1999 as compared to $30.0 million during 1998. Non-interest expense decreased primarily due to a decrease in write-down of investment securities, loss on equity investment and general and administrative and other expense. Write-down of investment securities decreased to $2.0 million during 1999 as compared to $14.1 million during 1998 as the mortgage market recovered from the liquidity problems that occurred during the latter half of 1998. Loss on equity investment decreased to zero during 1999 as compared to $9.1 million during 1998 as the Company sold 100% of its Common Stock investment in ICH at a loss during the fourth quarter of 1998. General and administrative and other expense decreased to $1.3 million during 1999 as compared to $2.3 million during 1998 as the Company sold its remaining 50% ownership interest in a commercial office building, where the Company maintains its current headquarters, to ICH during the fourth quarter of 1998. Expenses related to the 50% ownership interest in the property decreased to none during 1999 as compared to $622,000 during 1998.

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

      The following table summarizes the unpaid principal balance of the Company's non-performing assets included in its mortgage loan portfolios for the periods shown (in thousands):

                                                               At December 31,
                                                            --------------------
                                                             1999         1998
                                                            -------      -------
Mortgage Loans Held-for-Sale:
  Non-accrual ........................................      $ 2,572      $15,328
  Other real estate owned ............................           --           --
                                                            -------      -------
    Total mortgage loans held-for-sale ...............        2,572       15,328
                                                            -------      -------
Mortgage Loans Held-for-Investment:
  Non-accrual ........................................        8,229        6,870
  In process foreclosures ............................          306        1,437
                                                            -------      -------
    Total mortgage loans held-for-investment .........        8,535        8,307
                                                            -------      -------
CMO collateral:
  Non-accrual ........................................       42,792       49,305
  Other real estate owned ............................        9,411        7,739
                                                            -------      -------
    Total CMO collateral .............................       52,203       57,044
                                                            -------      -------
      Total mortgage loan portfolios .................      $63,310      $80,679
                                                            =======      =======

      Delinquent Loans. At December 31, 1999, loans that were delinquent 30 days or more, as a percentage of the outstanding servicing balance of the mortgage loan portfolios, was 10.98% as compared to 12.80% at December 31, 1998.

      The following table summarizes the unpaid principal balance of the Company's delinquent mortgage loans included in its mortgage loan portfolios for the periods shown (in thousands):

                                                              At December 31,
                                                           ---------------------
                                                             1999         1998
                                                           --------     --------
Mortgage Loans Held-for-Sale:
  60-89 days delinquent ..............................     $  1,838     $  1,448
  90 or more days delinquent (1) .....................        2,572       15,328
                                                           --------     --------
    Total mortgage loans held-for-sale ...............        4,410       16,776
                                                           --------     --------
Mortgage Loans Held-for-Investment:
  60-89 days delinquent ..............................        1,453          271
  90 or more days delinquent (1) .....................        8,229        6,870
                                                           --------     --------
    Total mortgage loans held-for-investment .........        9,682        7,141
                                                           --------     --------
CMO collateral:
  60-89 days delinquent ..............................       12,398       18,695
  90 or more days delinquent (1) .....................       42,792       49,305
                                                           --------     --------
    Total CMO collateral .............................       55,190       68,000
                                                           --------     --------
      Total mortgage loan portfolios .................     $ 69,282     $ 91,917
                                                           ========     ========
----------
(1)   Includes loans in foreclosure and delinquent bankruptcies.

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

RESULTS OF OPERATIONS--
IMPAC FUNDING CORPORATION

Year Ended December 31, 2000 as compared to Year Ended December 31, 1999

Results of Operations

      Net earnings (loss) decreased to a loss of $(1.8) million during the year ended December 31, 2000 as compared to net earnings of $4.3 million during the same period of 1999. The decrease in net earnings was primarily due to a decrease of $7.4 million in gain on sale of loans, a decrease of $1.7 million in net interest income (loss) and the accrual of a $1.6 million tax liability.

Net Interest Income (Loss)

      Net interest income (loss) decreased to a loss of $(1.4) million during 2000 as compared to net interest income of $272,000 during 1999 as average mortgage loans held-for-sale increased 23% to $294.6 million as compared to $240.1 million, respectively. Average mortgage loans held-for-sale increased as the Mortgage Operations increased total loan acquisitions and originations by 24% to $2.1 billion during 2000 as compared to $1.7 billion during 1999. However, the decrease in net interest income was due to the rapid increase in short-term interest rates during 2000. During 2000, the yield on mortgage loans held-for-sale increased to 9.50% as compared to 8.48% during 1999 while the yield on borrowings increased to 9.88% as compared to 8.30%, respectively. Net interest margins on mortgage loans held-for-sale decreased to (0.02)% during 2000 as compared to 0.50% during 1999. Net interest margins decreased during 2000 due to rapid increases in short-term interest rates and inversion of the yield curve, which occurred during 2000. This inverted yield curve contributed to compression of net interest margins as interest rates on mortgage loans set by the Mortgage Operations primarily use the ten-year Treasury yield as an index plus a margin. Therefore, mortgage loan rates were set using interest rates on the ten-year Treasury yield which increased at a slower rate than short-term interest rates on borrowings.

Non-Interest Income

      Non-interest income decreased to $27.1 million during 2000 as compared to $33.3 million during 1999 as gain on sale of loans decreased to $19.7 million on loan sales and securitizations of $1.4 billion as compared to gains of $27.1 million on loan sales and securitizations of $1.2 billion, respectively. Gain on sale of loans decreased during 2000 as a result of reduced profitability on loans sold as compared to loan sales closed during 1999. During 1999, IFC sold mortgage loans on a whole loan basis for cash, as opposed to sales through asset-backed securitizations, which occurred during 2000. IFC securitized $1.3 billion in REMICs during 2000 as compared to $360.1 million in REMICs during 1999. The decrease in gain on sale of loans was partially offset by an increase in loan servicing income during 2000 as compared to 1999. Loan servicing income increased to $6.3 million during 2000 as compared to $5.2 million during 1999 as IFC's master servicing portfolio increased to $4.0 billion at December 31, 2000 as compared to $2.9 billion at December 31, 1999.

Non-Interest Expense

      Non-interest expense increased to $26.7 million during 2000 as compared to $26.0 million during 1999. Non-interest expense during 2000 was positively affected by a decrease of $2.7 million in write-down of investment securities and a decrease of $1.1 million in impairment of MSRs, which were offset by an increase of $2.5 million in personnel expense and an increase of $1.0 million in general and administrative and other expense. Write-down of investment securities decreased to $1.5 million during 2000 as compared to $4.3 million during 1999 as IFC wrote-off substantially all remaining book value of investment securities secured by franchise loan receivables. Personnel expense increased by 34% to $9.8 million as compared to $7.3 million during 1999 primarily due to an increase in staff as correspondent and wholesale loan production volumes increased by 29%. Personnel expense also includes compensation paid to Bank related personnel who were terminated during 2000 when IFC withdrew its application to acquire a Bank. The increase in general and administrative and other expense is primarily the result of interest on an accrued tax liability.

Year Ended December 31, 1999 as compared to Year Ended December 31, 1998

Result of Operations

      IFC recorded net earnings of $4.3 million during 1999 as compared to a net loss of $(14.0) million during 1998. Earnings increased during 1999 as compared to 1998 primarily as the mortgage market stabilized and recovered from the liquidity crisis, which occurred during the latter part of 1998. As the mortgage market recovered during 1999, IFC returned to overall profitability, which in large part was due to the profitability on the sale of its mortgage loans. During 1998, IFC sold loans at significant losses to meet margin calls and raise liquidity. In addition, IFC recorded non-cash write-down on MSRs and investment securities.

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

      The decreases in personnel expense and impairment and amortization of MSRs were offset by increases in write-down on securities and general and administrative and other expense. Write-down on securities increased to $4.3 million during 1999 as compared to zero during 1998. The write-down on securities was due to the complete write-off of an investment security deemed to have no value. The increase in general and administrative and other expense during 1999 was primarily due to costs associated with the operation of the wholesale and retail origination division, which began operations in 1999, and costs associated with the application of the Bank charter.

Liquidity and Capital Resources

Overview

      Historically, the Company's business operations are primarily funded by monthly interest and principal payments from its mortgage loan and investment securities portfolios, adjustable- and fixed rate CMO financing, reverse repurchase agreements secured by mortgage loans, borrowings secured by mortgage-backed securities, proceeds from the sale of mortgage loans and the issuance of REMICs and proceeds from the issuance of Common Stock through secondary stock offerings, DRSPP, and its structured equity shelf program ("SES Program"). The acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations are primarily funded by monthly principal and interest payments, reverse repurchase agreements, CMO financing, and proceeds from the sale of Common Stock. The acquisition of mortgage loans by the Mortgage Operations are funded by reverse repurchase agreements, the sale of mortgage loans and mortgage-backed securities and the issuance of REMICs. Short-term warehouse financing (finance receivables) provided by the Warehouse Lending Operations are primarily funded by reverse repurchase agreements. During 2000, the Company issued no new shares of Common Stock through stock offerings, DRSPP or through its SES Program. During 1999, the Company suspended the issuance of any new shares of Common Stock under the DRSPP.

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

Results of Liquidity during 2000

      The deterioration of the mortgage-backed securitization market that resulted in margin calls by the Company's lenders and caused significant liquidity disruptions during the latter half of 1998 and into 1999 recovered during 2000 as the Company's warehouse lenders made no margin calls. However, the market disruptions during 1998 caused several public companies to file for protection from their creditors under the U.S. Bankruptcy Code. This had the effect of causing reduced investor confidence with certain sectors of the financial services industry, particularly Mortgage REITs, which in turn caused stock prices to fall sharply. As a result of this decline in stock prices, the Company has been unable to access the capital markets and raise additional cash, which in turn required the Company to restructure its balance sheet and generate cash internally to meet its funding needs. IMH and IFC maintained consolidated average cash balances during 2000 of $20.8 million as compared to $20.5 million during 1999 as consolidated average assets, after intercompany eliminations, increased to $1.9 billion from $1.7 billion, respectively.

      A significant provider of additional operating liquidity during 2000 was the collapse of five previously issued CMOs into two new CMO structures, which provided approximately $32.6 million of capital. This capital represented equity that was invested in the previous CMOs and was released and reinvested in the Company's Long-Term Investment Operations. In addition, the collapse of the previous CMOs improved capital leverage, lower borrowing costs and reduced amortization exposure on the $144.0 million of previous CMO collateral.

      During 2000, IFC provided additional liquidity from the sale of servicing rights through the completion of REMICs on a servicing released basis. IFC sold servicing rights on $1.3 billion of unpaid principal balance from the completion of five REMIC securitizations on a servicing released basis during 2000. In order to mitigate interest rate and market risk, the Mortgage Operations completed two REMIC securitizations during the fourth quarter of 2000. The Company believes this will require less capital and will provide more liquidity with less interest rate and price volatility as the accumulation and holding period of mortgage loans is reduced. IFC's goal is to continue completing two REMIC securitizations per quarter during 2001 to reduce interest rate and market risk. IFC also signed a flow agreement with an investment bank during January 2001, which allows IFC to forward price its REMIC transactions and achieve greater stability in the execution of its securitizations.

      Liquidity provided by balance sheet restructuring and operating activites was used to repurchase $2.3 million of the Company's Common Stock, pay preferred and cash dividends of $13.7 million and grow the balance sheet. However, the Company did not declare a common stock dividend during the fourth quarter of 2000 and plans to utilize its tax loss carry forwards during 2001. The Company believes that it is prudent to take advantage of its tax loss carry forwards and retain capital to continue the expansion and growth of its core operating businesses. The Company believes that the retention of earnings will allow the Company to increase its assets and book value during 2001. The Company will likely need to pay common stock dividends in 2002 as the tax loss carry forwards are expected to be completely used. The Company believes that current liquidity levels, available financing facilities, liquidity provided by operating activities and the retention of earnings, as projected for 2001, will adequately provide for the Company's projected funding needs and asset growth. However, any future margin calls and, depending upon the state of the mortgage industry, terms of any sale of Mortgage Assets may adversely affect the Company's ability to maintain adequate liquidity levels or may subject the Company to future losses.

Sources of Liquidity

      Long-Term Investment Operations: The Long-Term Investment Operations uses CMO borrowings to finance substantially all of its mortgage loan portfolio. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. At December 31, 2000, the Long-Term Investment Operations had $1.3 billion of CMO borrowings used to finance $1.4 billion of CMO collateral.

      During 1999, the Company re-securitized a portion of its mortgage-backed securities portfolio with principal only notes. As of December 31, 2000, the Long-Term Investment Operations had $21.1 million outstanding under these notes, which were secured by $21.9 million in fair market value of mortgage-backed securities. The Company still has the ability to borrow funds under the reverse repurchase agreements secured by investment securities.

      Mortgage Operations: The Mortgage Operations has entered into warehouse line agreements to obtain financing of up to $600.0 million from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that IFC accumulates mortgage loans until the mortgage loans are securitized or sold. The margins on IFC's reverse repurchase agreements are based on the type of collateral provided and generally range from 95% to 99% of the fair market value of the collateral. The interest rates on the borrowings are indexed to prime, which was 8.50% at December 31, 2000. As of December 31, 2000, the Mortgage Operations had $267.0 million outstanding under the warehouse line agreements.

      During 2000, the Mortgage Operations securitized $1.3 billion of mortgage loans as REMICs and sold $62.6 million, in unpaid principal balance, of mortgage loans to third party investors. In addition, IFC sold $430.8 million, in unpaid principal balance, of mortgage loans to the Long-Term Investment Operations during 2000.

      Warehouse Lending Operations: The Warehouse Lending Operations finances the acquisition of mortgage loans by the Long-Term Investment Operations and Mortgage Operations primarily through borrowings on reverse repurchase agreements with third party lenders. IWLG has an uncommitted repurchase facility with a major investment bank to finance the Warehouse Lending Operations as needed. Terms of the reverse repurchase agreement requires that the mortgages be held by an independent third party custodian giving the Warehouse Lending Operations the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates vary from 85 basis points to 200 basis points over one-month LIBOR, depending on the type of collateral provided. The margins on the reverse repurchase agreement is based on the type of mortgage collateral provided and generally range from 70% to 98% of the fair market value of the collateral. At December 31, 2000, the Warehouse Lending Operations had $398.7 million outstanding on the reverse repurchase facility.

   Cash Flows

      Operating Activities - During 2000, net cash provided by operating activities was $26.7 million. Cash provided by operating activities was primarily from loan loss provisions of $18.8 million and amortization of premium and securitization costs of $15.3 million.

      Investing Activities - During 2000, net cash used in investing activities was $302.5 million. Cash used in investing activities was primarily used to acquire CMO collateral and mortgage loans held-for-investment and to fund an increase in outstanding finance receivables.

      Financing Activities - During 2000, net cash provided by financing activities was $273.5 million. Cash provided by financing activities was primarily from CMO borrowings, net of repayments, which was partially offset by a decrease in borrowings on reverse repurchase agreements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   General

      A significant portion of the Company's revenues and earnings are derived from net interest income and, accordingly, the Company strives to manage its interest-earning assets and interest-bearing liabilities to generate what management believes to be an appropriate contribution from net interest income. When interest rates fluctuate, the Company can be adversely affected by changes in the fair market value of its assets and liabilities and by the interest spread the Company earns on interest-earning assets and interest-bearing liabilities. The Company derives income from the differential spread between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Any change in interest rates affect both income received and income paid from these assets in varying and typically in unequal amounts and may compress the Company's interest rate margins and adversely affect overall earnings.

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

      The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds that amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates, the net earnings of an institution with a positive gap, theoretically, may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice. However, the gap analysis does not take into consideration constraints on the repricing of interest rates of ARM assets in a given period resulting from periodic and lifetime cap features, the behavior of various indexes applicable to the Company's assets and liabilities or the affects of off-balance sheet financial instruments, particularly interest rate caps, on net interest income, see "--Changes in Interest Rates."

      The Company manages its interest rate risk by (1) retaining adjustable rate mortgages to be held for long-term investment, (2) selling fixed rate mortgages on a whole-loan basis, (3) securitizing both adjustable- and fixed rate mortgages through the issuance of CMOs, and (4) the purchase of LIBOR interest rate caps, see "--Hedging." The Company retains adjustable rate mortgages, which are generally indexed to six-month LIBOR and reprice every six months, to be held for investment or as CMO collateral. The Company also securitizes both variable- and fixed rate mortgages as CMOs to reduce its interest rate risk as CMOs provide a net interest spread between the interest income on the mortgages and the interest and other expenses associated with the CMO financing. In addition, the Company purchases LIBOR interest rate caps to provide some protection against any resulting basis risk shortfall on the related liabilities. The interest rate caps purchased are based upon the principal balance that would result under an assumed prepayment speed.

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

      The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000 (dollar amounts in thousands), which are anticipated by the Company to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual term of the asset or liability as adjusted for scheduled and unscheduled repayments. Unscheduled prepayment rates are assumed on substantially all of the Company's mortgage-backed security and loan portfolios and are based on historic loan prepayment experience and anticipated future prepayments. The table does not include assets and liabilities that are not interest rate sensitive such as interest receivables and payables, prepaid expenses and accrued expenses.

                                                                                                 Over 5                     Fair
                                         2001       2002        2003      2004         2005     Years (4)      Total        Value
                                     ----------   --------   --------   -------      -------    ---------   ----------   ----------
Interest sensitive assets:
Cash equivalents ..................  $   17,944   $     --   $     --   $    --      $    --    $      --   $   17,944   $   17,944
    Average interest rate .........        4.71%        --%        --%       --%          --%          --%        4.71%
Investment securities (1) .........       2,137      1,975      3,728     4,335        5,273       19,473       36,921       36,921
    Average interest rate .........        8.89%      8.66%      8.57%     8.22%        7.46%        8.57%        8.32%
Finance receivables ...............     405,438         --         --        --           --           --      405,438      405,438
    Average interest rate .........        8.94%        --%        --%       --%          --%          --%        8.94%
CMO collateral (2) ................     663,257    393,146    101,151    49,844      $33,387     $132,211    1,372,996    1,365,893
    Average interest rate .........        8.97%      9.04%      9.19%     9.26%        9.44%        7.70%        8.91%
Loans held-for-investment
   (3) ............................      16,246        256         65        51           40           62       16,720       14,698
    Average interest rate .........        2.57%     10.46%     13.13%    13.71%       14.35%          --%        2.97%
Due from affiliates ...............      14,500         --         --        --           --           --       14,500       14,500
    Average interest rate .........        9.50%        --%        --%       --%          --%          --%        9.50%
                                     ----------   --------   --------   -------      -------    ---------   ----------   ----------
Total interest-sensitive
   assets .........................  $1,119,522   $395,377   $104,944   $54,230      $38,700    $ 151,746   $1,864,519   $1,855,394
                                     ----------   --------   --------   -------      -------    ---------   ----------   ----------
    Average interest rate .........                   8.80%      9.04%     9.17%        9.18%        9.18%        8.82%

Interest sensitive
   liabilities:

CMO borrowings ....................  $1,113,080   $ 48,804   $ 34,165   $24,648      $18,143     $ 52,444    1,291,284   $1,296,927
    Average interest rate .........        7.01%      6.78%      6.78%     6.78%        6.78%        6.78%        6.99%
Reverse repurchase agreements .....     398,653         --         --        --           --           --      398,653      398,653
    Average interest rate .........        7.35%        --%        --%       --%          --%          --%        7.35%
Borrowings secured by
   Securities available-for-sale ..       4,185      3,376      2,722     2,194        1,767        6,880       21,124       17,744
    Average interest rate .........       16.94%     16.95%     16.97%    16.99%       17.02%       17.40%       17.11%
Senior subordinated debt ..........          --         --         --     6,979           --           --        6,979        4,955
    Average interest rate .........          --%        --%        --%    11.00%          --%          --%       11.00%
Due to affiliates .................          --         --         --        --           --           --           --           --
    Average interest rate .........          --%        --%        --%       --%          --%          --%          --%
                                     ----------   --------   --------   -------      -------    ---------   ----------   ----------
Total interest-sensitive
   liabilities  ...................  $1,515,918   $ 52,180   $ 36,887   $33,821      $19,910     $ 59,324   $1,718,040   $1,718,279
                                     ----------   --------   --------   -------      -------    ---------   ----------   ----------
    Average interest rate .........        7.13%      7.07%      7.08%     7.79%        7.36%        7.75%        7.22%

Interest rate sensitivity
   gap (5) ........................  $ (396,396)  $343,197   $ 68,057   $20,409      $18,790     $ 92,422   $  146,479

Cumulative interest rate
   sensitivity gap ................  $ (396,396)  $(53,199)  $ 14,858   $35,267      $54,057     $146,479

Cumulative gap ratio% .............      (21.26)     (2.85)      0.80%     1.89%        2.90%        7.86%

----------
(1) The over 5 year category includes "interest-only" securities of $7.7 million.
(2) Includes unamortized net premiums and unamortized securitization costs of $22.8 million and $14.1 million, respectively.
(3)   Includes unamortized net discounts of $208,000.
(4) CMO collateral and loans held-for-investment include non-accrual loans of $28.8 million and $10.2 million, respectively.
(5) Interest rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

      As the Company's estimated interest rate sensitivity gap is negative during 2001, net interest income could be positively affected by a decrease in interest rates as more interest-bearing liabilities could reprice downwards during 2001 than interest-bearing assets. Conversely, an increase in interest rates could have a negative affect on net interest income during 2001 as more interest-bearing liabilities could reprice upwards than interest-bearing assets, see "--Changes in Interest Rates. " The estimated cumulative negative gap during 2001 of $396.4 million compares to an estimated cumulative negative gap for 2000 of $457.8 million. Since these estimates are based upon numerous assumptions, such as the expected maturities of the Company's interest-earning assets and interest-bearing liabilities, the Company's actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations. In addition, the estimated impacts of parallel shifts in interest rates and the resulting effect on net interest income does consider increases or decreases in premium amortization and securitization expenses due to possible increases or decreases in loan prepayments, which could also vary if actual experience differs from the prepayment assumptions used.

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

      The following table (dollar amounts in millions) estimates the financial impact to net interest income from various instantaneous and parallel shifts in interest rates based on the Company's on- and off-balance sheet structure as of December 31, 2000 and 1999. Since, these estimates are based upon numerous assumptions, such as estimated prepayment rates, the shape of the yield curve and estimated business volumes, the Company's actual sensitivity to interest rate changes could differ significantly as compared to actual results.

                                      2001 estimates using        2000 estimates using
                                      balances at 12/31/00        balances at 12/31/99
                                    ------------------------    ------------------------
      Changes in Interest Rates           Change in Net               Change in Net
      (In Basis Points)                Interest Income (1)        Interest Income (1)
                                    ------------------------    ------------------------
                                        ($)          (%)            ($)         (%)
      +200 .......................    (5.0)         (19)          (1.9)         (6)
      +100 .......................    (4.1)         (15)          (4.4)        (14)
      -100 .......................     6.2           23            2.1           7
      -200 .......................    12.7           48            4.9          16

----------
(1) The dollar and percentage changes represent net interest income, for the next twelve months, in a stable interest rate environment versus the change in net interest income in the various instantaneous, parallel rate change simulations.

      The estimated decrease in net interest income in an increasing rate environment during 2001 as compared to 2000 is primarily due to a reduction in interest income received from interest rate cap agreements. During 2001, estimated interest income from interest rate caps was $894,000 and $5.0 million in the up 100 and 200 simulations, respectively, as compared to $2.3 million and $8.4 million, respectively, for 2000. As actual interest rates decreased during the first quarter of 2001 and because the forward yield curve is predicting future interest rate decreases, interest rates are moving further away from the strike prices on the Company's interest rate caps. Therefore, the rapid decrease in the forward yield curve is minimizing the affect of interest rate caps in the up interest rate simulations.

      As in 2000, estimated net interest income for 2001 is negatively affected by upward movements in interest rates due to (1) an estimated negative gap during year 2001 of $396.4 million, as shown in the static gap table above and
(2) the lag in the repricing of the indices to which the Company's adjustable rate loans and mortgage-backed securities are tied as compared to the borrowings that fund these assets . As interest rates increase, an estimated $1.5 billion of the Company's interest rate sensitive liabilities contractually mature or reprice during 2001 as compared to $1.1 billion of interest rate sensitive assets that are estimated to contractually mature or reprice during 2001. Additionally, because the Company's adjustable rate CMO collateral is tied to various indices, primarily six-month LIBOR, and the corresponding CMO financing is primarily tied to one-month LIBOR, the Company's interest rate sensitive liabilities reprice faster than its interest rate sensitive assets, which could create negative results in net interest income over the near term (12-month horizon) during periods of increasing interest rates.

      However, the Company's balance sheet yields opposite results in periods of decreasing interest rates. The estimated increase in net interest income in a decreasing interest rate environment during 2001 as compared to 2000 is primarily due to the reduction of actual interest rates during the first quarter of 2001 and the further prediction of interest rate decreases per the forward yield curve. Estimated net interest income yields much more positive results during 2001 as compared to 2000 as the forward yield curve is significantly declining during 2001 which is resulting in more interest rate sensitive liabilities contractually maturing or repricing much more quickly than interest rate sensitive assets. The Company expects that net interest margins on CMO collateral, in particular, will improve significantly during 2001 as CMO financing is indexed to one-month LIBOR and reprices on a monthly basis. Conversely, CMO collateral has primarily the following interest rate characteristics: (1) tied to six-month LIBOR and adjusts every six months or (2) fixed interest rates for two- and three-year periods and adjustable rate thereafter.

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

                                                                      Year Ended December 31,
                                                             -----------------------------------------
                                                                          2000 over 1999
                                                             -----------------------------------------
                                                                                    Rate/        Net
                                                             Volume      Rate       Volume      Change
                                                             ------      ----       ------      ------
                                                                           (in thousands)
Increase/(decrease) in:

Subordinated securities collateralized by mortgages ....   $ (4,262)   $ (1,651)   $    558    $ (5,355)
Subordinated securities collateralized by other loans ..       (512)       (127)         78        (561)
                                                           --------    --------    --------    --------
  Total investment securities ..........................     (4,774)     (1,778)        636      (5,916)
Loan receivables:
CMO collateral .........................................      5,205       6,186         436      11,827
Mortgage loans held-for-investment .....................      5,703         267         651       6,621
Finance receivables:
  Affiliated ...........................................      4,315       3,411         752       8,478
  Non-affiliated .......................................      4,584       1,206         711       6,501
                                                           --------    --------    --------    --------
    Total finance receivables ..........................      8,899       4,617       1,463      14,979
                                                           --------    --------    --------    --------
  Total Loan Receivables ...............................     19,807      11,070       2,550      33,427
                                                           --------    --------    --------    --------
    Change in interest income on Mortgage Assets .......     15,033       9,292       3,186      27,511
                                                           --------    --------    --------    --------

CMO borrowings .........................................      5,263       9,079         733      15,075
Reverse repurchase agreements-mortgages ................     11,893       3,723       2,055      17,671
Borrowings secured by investment securities ............      2,119         101         311       2,531
Reverse repurchase agreements-securities ...............       (998)       (998)        998        (998)
                                                           --------    --------    --------    --------
    Change in interest expense on borrowings on Mortgage
      Assets ...........................................     18,277      11,905       4,097      34,279
                                                           --------    --------    --------    --------
      Change in net interest income ....................   $ (3,244)   $ (2,613)   $   (911)   $ (6,768)
                                                           ========    ========    ========    ========

                                                                      Year Ended December 31,
                                                             -----------------------------------------
                                                                          1999 over 1998
                                                             -----------------------------------------
                                                                                    Rate/        Net
                                                             Volume      Rate       Volume      Change
                                                             ------      ----       ------      ------
                                                                           (in thousands)
Subordinated securities collateralized by mortgages ....   $   (182)   $  1,593    $    (26)   $  1,385
Subordinated securities collateralized by other loans ..        274        (107)        (42)        125
                                                           --------    --------    --------    --------
  Total investment securities ..........................         92       1,486         (68)      1,510
Loan receivables:
CMO collateral .........................................     (9,211)     (9,621)        917     (17,915)
Mortgage loans held-for-investment .....................    (11,025)     (4,317)      3,314     (12,028)
Finance receivables:
  Affiliated ...........................................    (14,483)       (215)         98     (14,600)
  Non-affiliated .......................................       (288)       (180)          5        (463)
                                                           --------    --------    --------    --------
    Total finance receivables ..........................    (14,771)       (395)        103     (15,063)
                                                           --------    --------    --------    --------
  Total Loan Receivables ...............................    (35,007)    (14,333)      4,334     (45,006)
                                                           --------    --------    --------    --------
    Change in interest income on Mortgage Assets .......    (34,915)    (12,847)      4,266     (43,496)
                                                           --------    --------    --------    --------

CMO borrowings .........................................     (8,989)     (2,355)        247     (11,097)
Reverse repurchase agreements-mortgages ................    (18,324)     (1,056)        486     (18,894)
Borrowings secured by investment securities ............         --          --         686         686
Reverse repurchase agreements-securities ...............       (697)        (10)          5        (702)
                                                           --------    --------    --------    --------
    Change in interest expense on borrowings on Mortgage
      Assets ...........................................    (28,010)     (3,421)      1,424     (30,007)
                                                           --------    --------    --------    --------
      Change in net interest income ....................   $ (6,905)   $ (9,426)   $  2,842    $(13,489)
                                                           ========    ========    ========    ========

Hedging

      The Company conducts certain hedging activities in connection with both its Long-Term Investment Operations and its Mortgage Operations.

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

      The Company, based on market conditions, may purchase interest rate caps to limit or partially offset adverse changes in interest rates associated with its borrowings. In a typical interest rate cap agreement, the cap purchaser makes an initial lump sum cash payment to the cap seller in exchange for the seller's promise to make cash payments to the purchaser on fixed dates during the contract term if prevailing interest rates exceed the rate specified in the contract. In this way, the Company generally hedges as much of the interest rate risk arising from lifetime rate caps on its mortgage loans and from periodic rate and/or payment caps as the Company determines is in the best interest of the Company, given the cost of such hedging transactions and the need to maintain IMH's status as a REIT. Such periodic caps on the Company's mortgage loans may also be hedged by the purchase of mortgage derivative securities. Mortgage derivative securities can be effective hedging instruments in certain situations as the value and yields of some of these instruments tend to increase as interest rates rise and tend to decrease in value and yields as interest rates decline, while the experience for others is the converse. The Company intends to limit its purchases of mortgage derivative securities to investments that qualify as Qualified REIT Assets or Qualified Hedges so that income from such investments will constitute qualifying income for purposes of the 95% and 75% gross income tests. To a lesser extent, the Company, through its Mortgage Operations, may enter into interest rate swap agreements, buy and sell financial futures contracts and options on financial futures contracts and trade forward contracts as a hedge against future interest rate changes; however, the Company will not invest in these instruments unless the Company is exempt from the registration requirements of the Commodity Exchange Act or otherwise comply with the provisions of that Act. The REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), may restrict the Company's ability to purchase certain instruments and may severely restrict the Company's ability to employ other strategies. In all its hedging transactions, the Company intends to deal only with counterparties that the Company believes are sound credit risks. At December 31, 2000 and 1999, the Company had $974.4 million and $422.0 million, in notional amount, of interest rate caps, respectively, with a carrying value of $6.8 million and $1.9 million, respectively.

      Mortgage Operations. In conducting its Mortgage Operations, IFC is subject to the risk of rising mortgage interest rates between the time it commits to purchase mortgage loans at a fixed price and the time it sells or securitizes those mortgage loans. To mitigate this risk, IFC enters into transactions designed to hedge interest rate risks, which may include mandatory and optional forward selling of mortgage loans or mortgage-backed securities, interest rate caps, floors and swaps, and buying and selling of futures and options on futures. The nature and quantity of these hedging transactions are determined by the management of IFC based on various factors, including market conditions and the expected volume of mortgage loan purchases.

   Forward Contracts

      IFC sells mortgage-backed securities through forward delivery contracts with major dealers in such securities. At December 31, 2000 and 1999, IFC had $29.0 million and $110.0 million, respectively, in outstanding commitments to sell mortgage loans through mortgage-backed securities. These commitments allow IFC to enter into mandatory commitments when IFC notifies the investor of its intent to exercise a portion of the forward delivery contracts. IFC was not obligated under mandatory commitments to deliver loans to such investors at December 31, 2000 and 1999. The credit risk of forward contracts relates to the counterparties' ability to perform under the contract. IFC evaluates counterparties based on their ability to perform prior to entering into any agreements.

   Futures Contracts

      IFC sells future contracts against five and ten-year Treasury notes with major dealers in such securities. At December 31, 2000 and 1999, IFC had none and $10.0 million, respectively, in outstanding commitments to sell Treasury notes which expire within 90 days.

   Options

      In order to protect against changes in the value of mortgage loans held for sale, IFC may sell call or buy put options on U.S. Treasury bonds and mortgage-backed securities. IFC generally sells call or buys put options to hedge against adverse movements of interest rates affecting the value of its mortgage loans held for sale. The risk in writing a call option is that IFC gives up the opportunity for profit if the market price of the mortgage loans increases and the option is exercised. IFC also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium IFC paid for the put option. IFC had written option contracts with an outstanding principal balance of $10.0 million and $20.0 million at December 31, 2000 and 1999, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2000 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item 11 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2000 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2000 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2000 fiscal year.

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

3.1(f)   Articles Supplementary for Series C 10.5% Cumulative Convertible
           Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1(g)   Certificate of Correction for Series C Preferred Stock of the
           Registrant (incorporated by reference to the corresponding exhibit number of the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2000).

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

10.4(d)  Amendment, dated October 1, 1999 to lease between The Realty Associates
           V and the Registrant (incorporated by reference to exhibit 10.4(d) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

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

10.17    Note dated June 30, 1999 between the Registrant and Impac Funding
           Corporation (incorporated by reference to exhibit 10.17 of the Registrant's 10-K for the year ended December 31, 1999).

21.1     Subsidiaries of the Registrant (incorporated by reference to exhibit
           21.1 of the Registrant's 10-K for the year ended December 31, 1998).

23.1     Consent of KPMG LLP regarding the Registrant.

23.2     Consent of KPMG LLP regarding Impac Funding Corporation.

24       Power of Attorney (included on signature page).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 29 day of March, 2001.

                                        IMPAC MORTGAGE HOLDINGS, INC.


                                        by /s/ JOSEPH R. TOMKINSON
                                          --------------------------------------
                                                 Joseph R. Tomkinson
                                                Chairman of the Board
                                             and Chief Executive Officer

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

            Signature                         Title                            Date
            ---------                         -----                            ----
 /s/ JOSEPH R. TOMKINSON         Chairman of the Board,
-----------------------------    Chief Executive Officer and Director     March 29, 2001
     Joseph R. Tomkinson

 /s/ RICHARD J. JOHNSON          Chief Financial Officer and
------------------------------   Executive Vice President                 March 29, 2001
     Richard J. Johnson

 /s/ WILLIAM S. ASHMORE          President and Director                   March 29, 2001
------------------------------
     William S. Ashmore

 /s/ JAMES WALSH                 Director                                 March 29, 2001
------------------------------
     James Walsh

 /s/ FRANK P. FILIPPS            Director                                 March 29, 2001
------------------------------
     Frank P. Filipps

  /s/ STEPHAN R. PEERS           Director                                 March 29, 2001
------------------------------
      Stephan R. Peers

 /s/ WILLIAM E. ROSE             Director                                 March 29, 2001
------------------------------
     William E. Rose


                        INDEPENDENT AUDITORS' REPORT AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                            Page
                                                                            ----
                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                 ----------------------------------------------

Independent Auditors' Report..............................................   F-2
Consolidated Balance Sheets at December 31, 2000 and 1999.................   F-3
Consolidated Statements of Operations and Comprehensive
   Earnings (Loss) for the three years ended December 31, 2000, 1999 and
   1998...................................................................   F-4
Consolidated Statements of Changes in Stockholders' Equity
   for the three years ended December 31, 2000, 1999 and 1998.............   F-5
Consolidated Statements of Cash Flows for the three years
   ended December 31, 2000, 1999 and 1998.................................   F-6
Notes to Consolidated Financial Statements................................   F-8

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY
                    ----------------------------------------

Independent Auditors' Report..............................................  F-33
Consolidated Balance Sheets at December 31, 2000 and 1999.................  F-34
Consolidated Statements of Operations and Comprehensive Earnings (Loss)
   for the three years ended December 31, 2000, 1999 and 1998.............  F-35
Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2000, 1999 and 1998...........................  F-36
Consolidated Statements of Cash Flows for the three years ended
   December 31, 2000, 1999 and 1998.......................................  F-37
Notes to Consolidated Financial Statements................................  F-38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Impac Mortgage Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive earnings
(loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP

Orange County, California
February 2, 2001, except as to Note S
to the consolidated financial statements, which is as of March 27, 2001.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollar amounts in thousands, except share data)

                                                                                                   At December 31,
                                                                                             --------------------------
                                                                                                2000           1999
                                                                                             -----------    -----------
                                                   ASSETS
                                                   ------
Cash and cash equivalents ................................................................   $    17,944    $    20,152
Investment securities available-for-sale .................................................        36,921         93,206
Loan Receivables:
      CMO collateral .....................................................................     1,372,996        949,677
      Finance receivables ................................................................       405,438        197,119
      Mortgage loans held-for-investment .................................................        16,720        363,435
      Allowance for loan losses ..........................................................        (5,090)        (4,029)
                                                                                             -----------    -----------
            Net loan receivables .........................................................     1,790,064      1,506,202
Investment in Impac Funding Corporation ..................................................        15,762         17,372
Due from Impac Funding Corporation .......................................................        14,500         14,500
Accrued interest receivable ..............................................................        12,988         11,209
Other real estate owned ..................................................................         4,669          8,820
Other assets .............................................................................         5,990          3,969
                                                                                             -----------    -----------
            Total assets .................................................................   $ 1,898,838    $ 1,675,430
                                                                                             ===========    ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------
CMO borrowings ...........................................................................   $ 1,291,284    $   850,817
Reverse repurchase agreements ............................................................       398,653        539,687
Borrowings secured by investment securities available-for-sale ...........................        21,124         31,333
11% senior subordinated debentures .......................................................         6,979          6,691
Accrued dividends payable ................................................................           788          3,570
Due to affiliates ........................................................................            --          2,945
Other liabilities ........................................................................         1,570          1,543
                                                                                             -----------    -----------
            Total liabilities ............................................................     1,720,398      1,436,586
                                                                                             -----------    -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value; 6,300,000 shares authorized; none issued and
      outstanding at December 31, 2000 and 1999 ..........................................            --             --
   Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding at December 31, 2000 and 1999,
      respectively                                                                                    --             --
   Series B 10.5% cumulative convertible preferred stock,
      $0.01 par value; liquidation value $30,000; 1,200,000 shares authorized;
      and 1,200,000 issued and outstanding at December 31, 1999 ..........................            --             12
   Series C 10.5% cumulative convertible preferred stock, $0.01 par value; liquidation value $30,000; 1,200,000 shares authorized; and 1,200,000 issued and outstanding
      at December 31, 2000 ...............................................................            12             --
   Common stock, $0.01 par value; 50,000,000 shares authorized; 20,409,956 and
      21,400,906 shares issued and outstanding at December 31, 2000 and 1999, respectively           204            214
   Additional paid-in capital ............................................................       325,350        327,632
   Accumulated other comprehensive loss ..................................................          (568)        (7,579)
   Notes receivable from common stock sales ..............................................          (902)          (905)
   Net accumulated deficit:
      Cumulative dividends declared ......................................................      (103,973)       (93,080)
      (Accumulated deficit)retained earnings .............................................       (41,683)        12,550
                                                                                             -----------    -----------
         Net accumulated deficit .........................................................      (145,656)       (80,530)
                                                                                             -----------    -----------
            Total stockholders' equity ...................................................       178,440        238,844
                                                                                             -----------    -----------
            Total liabilities and stockholders' equity ...................................   $ 1,898,838    $ 1,675,430
                                                                                             ===========    ===========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE EARNINGS (LOSS)
                      (in thousands, except per share data)

                                                                                  For the year ended December 31,
                                                                                -----------------------------------
                                                                                  2000         1999         1998
                                                                                ---------    ---------    ---------
INTEREST INCOME:
   Mortgage Assets ..........................................................   $ 144,735    $ 117,224    $ 160,720
   Other interest income ....................................................       2,344        2,234        2,938
                                                                                ---------    ---------    ---------
      Total interest income .................................................     147,079      119,458      163,658

INTEREST EXPENSE:
   CMO borrowings ...........................................................      80,287       65,212       76,309
   Reverse repurchase agreements ............................................      42,433       23,229       42,139
   Other borrowings .........................................................       1,376        1,354        3,247
                                                                                ---------    ---------    ---------
      Total interest expense ................................................     124,096       89,795      121,695
                                                                                ---------    ---------    ---------

   Net interest income ......................................................      22,983       29,663       41,963
      Provision for loan losses .............................................      18,839        5,547        4,361
                                                                                ---------    ---------    ---------
   Net interest income after provision for loan losses ......................       4,144       24,116       37,602

NON-INTEREST INCOME:
   Equity in net earnings (loss) of Impac Funding Corporation ...............      (1,762)       4,292      (13,876)
   Equity in net loss of Impac Commercial Holdings, Inc. ....................          --           --         (998)
   Loss on sale of loans ....................................................          --           --       (3,111)
   Servicing fees ...........................................................         690        1,370        1,929
   Gain on sale of securities ...............................................          --           93          427
   Other income .............................................................       3,585        1,147        2,090
                                                                                ---------    ---------    ---------
      Total non-interest income .............................................       2,513        6,902      (13,539)

NON-INTEREST EXPENSE:
   Write-down on investment securities available-for-sale ...................      53,576        2,037       14,132
   Professional services ....................................................       2,604        2,678        2,243
   General and administrative and other expense .............................       2,230        1,343        2,320
   Loss on sale of other real estate owned ..................................       1,814        2,159        1,707
   Personnel expense ........................................................         666          484          518
   Loss on equity investment of Impac Commercial Holdings, Inc. .............          --           --        9,076
                                                                                ---------    ---------    ---------
      Total non-interest expense ............................................      60,890        8,701       29,996
                                                                                ---------    ---------    ---------

      Net earnings (loss) ...................................................     (54,233)      22,317       (5,933)
   Less: Cash dividends on cumulative convertible preferred stock ...........      (3,150)      (3,290)          --
                                                                                ---------    ---------    ---------
      Net earnings available to common stockholders .........................     (57,383)      19,027       (5,933)
                                                                                ---------    ---------    ---------

Other comprehensive earnings (loss): Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during year .................        (795)      (6,423)       7,395
      Less: Reclassification of gains (losses) included in income ...........       7,806          580       (4,015)
                                                                                ---------    ---------    ---------
         Net unrealized gains (losses) arising during year ..................       7,011       (5,843)       3,380
                                                                                ---------    ---------    ---------
      Comprehensive earnings (loss) .........................................   $ (47,222)   $  16,474    $  (2,553)
                                                                                =========    =========    =========

      Net earnings (loss) per share--basic ..................................   $   (2.70)   $    0.83    $   (0.25)
                                                                                =========    =========    =========
      Net earnings (loss) per share--diluted ................................   $   (2.70)   $    0.76    $   (0.25)
                                                                                =========    =========    =========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (dollar amounts in thousands, except share data)


                                            Number of                  Number of                                   Accumulated
                                            Preferred                   Common                      Additional       Other
                                             Shares      Preferred      Shares         Common        Paid-In      Comprehensive
                                           Outstanding     Stock      Outstanding      Stock         Capital     Earnings (Loss)
                                           -----------  -----------   -----------    -----------    -----------  ---------------
Balance, December 31, 1997 ............            --   $        --    22,545,664    $       225    $   283,012    $    (5,116)
Dividends declared ($1.46 per share) ..            --            --            --             --             --
Net proceeds from preferred stock
   offering ...........................     1,200,000            12            --             --         28,758             --
Proceeds from DRSPP ...................            --            --     1,758,493             18         27,822             --
Proceeds from SES Program .............            --            --       245,700              3          3,245             --
Proceeds from exercise of stock options            --            --         7,800             --            108             --
Payments on notes receivable from
   common stock sales .................            --            --            --             --             --             --
Net loss, 1998 ........................            --            --            --             --             --             --
Other comprehensive earnings ..........            --            --            --             --             --          3,380
                                            ---------   -----------    ----------    -----------    -----------    -----------
Balance, December 31, 1998 ............     1,200,000            12    24,557,657            246        342,945         (1,736)

Dividends declared ($0.48 per common
   share) .............................            --            --            --             --             --             --
Dividends declared on preferred shares             --            --            --             --             --             --
Proceeds from DRSPP ...................            --            --       216,156             --            946             --
Repurchase of common stock ............            --            --    (2,013,400)           (19)        (9,841)            --
Exchange of Common Stock for
   senior subordinated debt ...........            --            --    (1,359,507)           (13)        (6,418)            --
Payments on notes receivable from
   common stock sales .................            --            --            --             --             --             --
Net earnings, 1999 ....................            --            --            --             --             --             --
Other comprehensive loss ..............            --            --            --             --             --         (5,843)
                                            ---------   -----------    ----------    -----------    -----------    -----------
Balance, December 31, 1999 ............     1,200,000            12    21,400,906            214        327,632         (7,579)

Dividends declared ($0.36 per common
   share) .............................            --            --            --             --             --             --
Dividends declared on preferred shares             --            --            --             --             --             --
Repurchase of common stock ............            --            --      (990,950)           (10)        (2,282)            --
Payments on notes receivable from
   common stock sales .................            --            --            --             --             --             --
Net loss, 2000 ........................            --            --            --             --             --             --
Other comprehensive earnings ..........            --            --            --             --             --          7,011
                                            ---------   -----------    ----------    -----------    -----------    -----------
Balance, December 31, 2000 ............     1,200,000   $        12    20,409,956    $       204    $   325,350    $      (568)
                                            =========   ===========    ==========    ===========    ===========    ===========
                                              Notes
                                            Receivable                    Retained
                                             Common       Cumulative       Earnings        Total
                                              Stock        Dividends    (Accumulated    Stockholders'
                                              Sales        Declared        Deficit)        Equity
                                           ------------   ------------   ------------   ------------
Balance, December 31, 1997 ............    $    (1,330)   $   (43,927)   $    (3,834)   $   229,030
Dividends declared ($1.46 per share) ..             --        (35,249)                      (35,249)
Net proceeds from preferred stock
   offering ...........................             --             --             --         28,770
Proceeds from DRSPP ...................             --             --             --         27,840
Proceeds from SES Program .............             --             --             --          3,248
Proceeds from exercise of stock options             --             --             --            108
Payments on notes receivable from
   common stock sales .................            412             --             --            412
Net loss, 1998 ........................             --             --         (5,933)        (5,933)
Other comprehensive earnings ..........             --             --             --          3,380
                                           -----------    -----------    -----------    -----------
Balance, December 31, 1998 ............           (918)       (79,176)        (9,767)       251,606

Dividends declared ($0.48 per common
   share) .............................             --        (10,614)            --        (10,614)
Dividends declared on preferred shares              --         (3,290)            --         (3,290)
Proceeds from DRSPP ...................             --             --             --            946
Repurchase of common stock ............             --             --             --         (9,860)
Exchange of Common Stock for
   senior subordinated debt ...........             --             --             --         (6,431)
Payments on notes receivable from
   common stock sales .................             13             --             --             13
Net earnings, 1999 ....................             --             --         22,317         22,317
Other comprehensive loss ..............             --             --             --         (5,843)
                                           -----------    -----------    -----------    -----------
Balance, December 31, 1999 ............           (905)       (93,080)        12,550        238,844

Dividends declared ($0.36 per common
   share) .............................             --         (7,743)            --         (7,743)
Dividends declared on preferred shares              --         (3,150)            --         (3,150)
Repurchase of common stock ............             --             --             --         (2,292)
Payments on notes receivable from
   common stock sales .................              3             --             --              3
Net loss, 2000 ........................             --             --        (54,233)       (54,233)
Other comprehensive earnings ..........             --             --             --          7,011
                                           -----------    -----------    -----------    -----------
Balance, December 31, 2000 ............    $      (902)   $  (103,973)   $   (41,683)   $   178,440
                                           ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             For the year ended December 31,
                                                                          ------------------------------------
                                                                             2000         1999         1998
                                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) ................................................   $ (54,233)   $  22,317    $  (5,933)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
      Equity in net (earnings) loss of Impac Funding Corporation ......       1,762       (4,292)      13,876
      Equity in net loss of Impac Commercial Holdings, Inc. ...........          --           --          998
      Provision for loan losses .......................................      18,839        5,547        4,361
      Depreciation and amortization ...................................          --           --          355
      Amortization of CMO premiums and deferred securitization costs ..      15,308       18,593       14,358
      Loss on sale of ICH common stock ................................          --           --        9,076
      Net change in accrued interest receivable .......................      (1,779)      (1,170)       4,973
      Write-down of investment securities available-for-sale ..........      53,576        2,037       14,132
      Loss on sale of REO .............................................      (1,814)      (2,159)      (1,707)
      Gain on sale of investment securities available-for-sale ........          --          (93)        (427)
      Net change in other assets and liabilities ......................      (4,939)      15,059        3,105
                                                                          ---------    ---------    ---------
         Net cash provided by operating activities ....................      26,720       55,839       57,167
                                                                          ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in CMO collateral .......................................     312,171      178,519     (385,568)
   Net change in finance receivables ..................................    (208,966)     113,969      221,100
   Net change in mortgage loans held-for-investment ...................    (433,340)    (352,603)     225,301
   Purchase of investment securities available-for-sale ...............          --      (18,295)     (66,329)
   Sale of investment securities available-for-sale ...................       5,704        3,803       15,801
   Issuance of note to IFC ............................................          --      (14,500)          --
   Principal reductions on investment securities available-for-sale ...       3,864        6,985       13,727
   Proceeds from sale of other real estate owned ......................      18,091       18,027       11,777
   Purchase of premises and equipment .................................          --           --       (2,489)
   Dividends from investment in Impac Commercial Holdings, Inc. .......          --           --        1,812
                                                                          ---------    ---------    ---------
         Net cash provided by (used in) investing activities ..........    (302,476)     (64,095)      35,132
                                                                          ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in reverse repurchase agreements ........................    (150,955)     247,395     (431,934)
   Proceeds from CMO borrowings .......................................     943,558      298,076      768,012
   Repayment of CMO borrowings ........................................    (503,091)    (519,575)    (437,602)
   Proceeds from preferred stock ......................................          --           --       28,770
   Dividends paid .....................................................     (13,675)     (22,463)     (33,491)
   Repurchase of common stock .........................................      (2,292)      (9,860)          --
   Proceeds from sale of common stock issued through DRSPP and SES ....          --          946       31,088
   Proceeds from exercise of stock options ............................          --           --          108
   Advances to purchase common stock ..................................           3           13          412
                                                                          ---------    ---------    ---------
         Net cash provided by (used in) financing activities ..........     273,548       (5,468)     (74,637)
                                                                          ---------    ---------    ---------

Net change in cash and cash equivalents ...............................      (2,208)     (13,724)      17,662
Cash and cash equivalents at beginning of year ........................      20,152       33,876       16,214
                                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year ..............................   $  17,944    $  20,152    $  33,876
                                                                          =========    =========    =========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(continued)
                                 (in thousands)

SUPPLEMENTARY INFORMATION:
   Interest paid ..................................................   $125,391   $ 88,989    $122,904

NON-CASH TRANSACTIONS:
   Exchange of Common Stock for senior subordinated debt ..........   $     --   $  6,431    $     --
   Sale of Impac Commercial Holdings common stock .................         --         --       6,099
   Sale of Dove St. building and other assets in exchange for debt          --         --       6,000
   Accumulated other comprehensive gain (loss) ....................      7,011     (5,843)      3,380
   Transfer of loans held-for-investment to other real estate owned      3,179      1,318       7,924
   Transfer of CMO collateral to other real estate owned ..........      8,300     14,431       4,883
   Dividends declared and unpaid ..................................        788      3,570      12,129

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Note A--Summary of Business and Significant Accounting Policies

1. Financial Statement Presentation

      The operations of the Company have been presented in the consolidated financial statements for the three-year period ended December 31, 2000 and include the financial results of Impac Mortgage Holdings, Inc. (IMH), IMH Assets Corporation (IMH Assets) and Impac Warehouse Lending Group (IWLG) as stand-alone entities and the financial results of IMH's equity interest in net earnings
(loss) in Impac Funding Corporation (IFC) as a stand-alone entity.

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

      All significant intercompany balances and transactions with IMH's consolidated subsidiaries have been eliminated in consolidation. Interest income on affiliated short-term advances, due from affiliates, has been earned at the rate of 8.0% per annum. Interest expense on affiliated short-term borrowings, due to affiliates, has been incurred at the rate of 8.0% per annum. Costs and expenses of the Company and its affiliates have been charged to ICH in proportion to services provided per the submanagement agreement between FIC Management Inc. (FIC), an affiliate of Fortress Partners LP (Fortress), IMH and IFC, not to exceed an annual fee of $250,000. The submanagement agreement between FIC, IMH and IFC expired in December of 1999. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current presentation.

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

2. Cash and Cash Equivalents

      For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash and money market mutual funds. The Company considers investments with maturities of three months or less at date of acquisition to be cash equivalents.

3. Investment Securities Available-for-Sale

      The Company classifies investment and mortgage-backed securities as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment and mortgage-backed securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as a separate component of stockholders' equity, and trading securities are reported at fair value with unrealized gains and losses reported in earnings. The Company's investment securities are held as available-for-sale, reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Gains and losses on sale of investment securities available-for-sale are based on the specific identification method. As the Company qualifies as a Real Estate Investment Trust (REIT), and no income taxes are paid, the unrealized gains and losses are reported gross in stockholders' equity. Premiums or discounts obtained on investment securities are accreted or amortized to interest

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES income over the estimated life of the investment securities using the interest method. Such investments may subject the Company to credit, interest rate and/or prepayment risk.

      The Company determines the decline in fair value to be other than temporary if the present value of estimated future cash flows discounted at a risk-free rate is less than the amortized cost basis of the security. In that event, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write down is included in earnings.

      From time to time, IMH purchases residuals created by IFC as a result of the sale of mortgage loans through securitizations. IFC sells a portfolio of mortgage loans to a special purpose entity that has been established for the limited purpose of buying and reselling the mortgage loans. IFC then transfers the same mortgage loans to a special purpose entity or owners trust (the Trust). The Trust issues interest-bearing asset-backed securities generally in an amount equal to the aggregate principal balance of the mortgage loans. IFC typically sells these certificates at face value and without recourse. Representations and warranties customary to the mortgage banking industry are provided by IFC. IMH or other investors purchase these certificates from the Trust and the proceeds from the sale of the certificates are used as consideration to purchase the underlying mortgage loans from the Company. In addition, IFC may provide a credit enhancement for the benefit of the investors in the form of additional collateral held by the Trust. An over-collateralization account is required to be maintained at specified levels.

4. CMO Collateral and Mortgage Loans Held-for-Investment

      The Company purchases non-conforming mortgage loans to be held as long-term investments or as Collateral Mortgage Obligations (CMOs) collateral. Mortgage loans held-for-investment and CMO collateral are recorded at cost at the date of purchase. Mortgage loans held-for-investment and CMO collateral include various types of fixed and adjustable rate loans secured by mortgages on single-family residential real estate properties and fixed rate loans secured by second trust deeds on single-family residential real estate properties. Premiums and discounts, which may result from the purchase or acquisition of mortgage loans in excess of the outstanding principal balance, are amortized to interest income over their estimated lives using the interest method as an adjustment to the carrying amount of the loan. Prepaid securitization costs related to the issuance of CMOs are amortized to interest expense over their estimated lives using the interest method. Mortgage loans are continually evaluated for collectibility and, if appropriate, the mortgage loans may be placed on non-accrual status, generally when the mortgage is 90 days past due, and previously accrued interest reversed from income. Other than temporary impairment in the carrying value of mortgage loans held-for-investment, if any, will be recognized as a reduction to current operations.

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

10. Net Earnings (Loss) per Share

      Basic net earnings (loss) per share are computed on the basis of the weighted average number of shares outstanding for the year divided by net earnings (loss) for the year. Diluted net earnings (loss) per share are computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by net earnings for the year.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

11. Recent Accounting Pronouncements

      In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140 to replace SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. Statement No. 140 will be the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions, (4) wash sales; (5) servicing assets and liabilities;
(6) collateralized borrowing arrangements; (7) securities lending transactions;
(8) repurchase agreements; and (9) extinguishment of liabilities. The accounting provisions are effective after March 31, 2001. The reclassification and disclosure provisions are effective for fiscal years beginning after December 31, 2000. The Company adopted the disclosure required by SFAS No. 140 and has included all appropriate and necessary disclosures required by SFAS No. 140 in its financial statements and footnotes. The adoption of the accounting provision is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.

      Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement and approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

      As part of the Company's secondary marketing activities, it purchases caps to hedge against adverse changes in interest rates. At December 31, 2000, the carrying value of interest rate caps was $6.8 million. IMH does not recognize unrealized gains and losses on these contracts in the balance sheet or statement of income. In general, the caps are allocated to CMOs to provide a hedge against a rise in interest rates. On January 1, 2001, the Company adopted SFAS 133, and at that time, designated the derivative instruments in accordance with the requirements of the new standard. These cash flow derivative instruments hedge the variability of forecasted cash flows attributable to interest rate risk. Cash flow hedges are accounted for by recording the value of the derivative instrument on the balance sheet as either an asset or liability with a corresponding offset recorded in other comprehensive income within stockholders' equity. Amounts are reclassified from other comprehensive income to the income statement in the period the hedged cash flow occurs. Derivative gains and losses not considered effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement. With the implementation of SFAS 133, the Company recorded transition amounts associated with establishing the fair values of the derivative instruments and hedged items as of December 31, 2000 as an increase of $5.8 million to net loss.

      In March 2000, the FASB issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of Accounting Principles Board Opinion No. 25" (APB 25). This Interpretation clarifies the definition of an employee for purposes of applying APB 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

      In November 1999, the FASB issued Emerging Issues Task Force No. 99-20 (EITF 99-20) "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20 sets forth the rules for (1) recognizing interest income (including amortization of premium or discount) on (a) all credit sensitive mortgage assets and asset-backed securities and (b) certain prepayment-sensitive securities and (2) determining whether these securities must be written down to fair value because of impairment. EITF 99-20 is effective for the Company after March 31, 2001. The adoption of EITF 99-20 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

Note B--Investment Securities Available-for-Sale

      During 2000, the Company, including IFC, wrote-off $52.6 million of investment securities available-for-sale that were securities secured by high loan-to-value second trust deeds and franchise mortgage receivables and certain sub-prime subordinated securities all of which were acquired prior to 1998. Subsequent to 1997, the Company has only acquired or invested in securities that are secured by mortgage loans underwritten and purchased by the Company's Mortgage Operations. The Company's remaining mortgage-backed securities are primarily secured by conventional, one-to-four family mortgage loans. The yield to maturity on each security depends on, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through rate, and interest rate fluctuations. The Company's interest in these securities is subordinated so that, in the event of a loss, payments to senior certificate holders will be made before the Company receives its payments. In connection with the issuance of REMICs by IFC during the years ended December 31, 2000 and 1999 of $1.3 billion and $360.1 million, respectively, IMH purchased none and $18.3 million, respectively, of securities as regular interests. During 1999, the Company recorded $3.7 million in discounts, at the time of purchase, in connection with the purchase of the mortgage-backed securities. The Company sold one investment security during 2000 at its carrying value of $5.7 million.

      The amortized cost and estimated fair value of mortgage-backed securities available-for-sale and other collateralized securities available-for-sale are summarized as follows:

                                                   Gross       Gross
                                      Amortized  Unrealized  Unrealized  Estimated
                                        Cost        Gain        Loss     Fair Value
                                      --------    --------    --------   ----------
                                                     (in thousands)
At December 31, 2000:
   Mortgage-backed securities ......  $ 37,920    $  2,245    $  3,244    $ 36,921
                                      ========    ========    ========    ========

At December 31, 1999:
   Mortgage-backed securities ......  $ 94,986    $  1,235    $  8,007    $ 88,214
   Other collateralized securities .     5,633          --         641       4,992
                                      --------    --------    --------    --------
                                      $100,619    $  1,235    $  8,648    $ 93,206
                                      ========    ========    ========    ========

      To determine the fair value of investment securities, the Company must estimate future rates of loan prepayments, prepayment penalties to be received by the Company, delinquency rates, constant default rates and default loss severity and their impact on estimated cash flows. At December 31, 2000, the Company used a 0.50% to 9% constant default rate estimate with an 8% to 20% loss severity resulting in loss estimates of 0.04% to 1.80%. These

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES estimates are based on historical loss data for comparable loans. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and trends in the industry. At December 31, 2000, the Company used a constant prepayment assumption of 13% to 65% to estimate the prepayment characteristics of the underlying collateral. The Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate, which it believes is commensurate with the risks involved. At December 31, 2000, the Company used a weighted average discount rate of approximately 13%.

      Retained Interests in Securitizations

      During 2000, IMH retained no interests in securitizations created through the issuance of REMICs by IFC. However, prior to 2000, IMH retained interests in mortgage-backed securities created through the issuance of REMICs by IFC. IMH uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS 125. These assumptions and estimates include projections for loan prepayment rates, constant default rates and loss severity commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income would be affected. Key economic assumptions used in measuring the retained interests for the indicated periods were as follows:

                                                          At time of     At December 31,
                                                       securitization         2000
                                                       ---------------   ---------------
Prepayment speed ...................................       16%-50%          15%-65%
Loss severity ......................................      10%-100%           8%-18%
Constant default rate ..............................      0.01%-1%         0.50%-1%

      At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows on investment securities to immediate 10% and 20% adverse changes in those assumptions follow (dollars in thousands):

                                                                 At December 31,
                                                                      2000
                                                                    --------

Carrying amount of investment securites ...................         $ 22,120
Estimated fair value of investment securites ..............         $ 20,503

Prepayment Speed Assumptions: .............................           15%-65%
Decline in fair value of 10% adverse change ...............         $ (2,488)
Decline in fair value of 20% adverse change ...............         $ (3,319)

Loss Severity: ............................................            8%-18%
Decline in fair value of 10% adverse change ...............         $ (1,679)
Decline in fair value of 20% adverse change ...............         $ (1,752)

Constant Default Rate: ....................................          0.50%-1%
Decline in fair value of 10% adverse change ...............         $ (1,688)
Decline in fair value of 20% adverse change ...............         $ (1,778)

      These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

      Quantitative information about delinquencies, credit losses and cash flows related to retained interests during the periods shown were as follows (dollars in thousands):

                                                       At December 31,  At December 31,
                                                            2000            1999
                                                           -------         -------
      Delinquencies (60 days or more) ................     $13,553         $15,178
      Net credit losses ..............................     $   936         $   548
      Actual losses to date ..........................        3.39%           3.08%
      Projected losses over life .....................        1.71%           1.92%
      Cash flows received on retained interests ......     $ 5,078         $ 6,938

Note C--Mortgage Loans Held-for-Investment

      Mortgage loans held-for-investment include various types of adjustable rate loans secured by mortgages on single-family residential real estate properties and fixed rate loans secured by second trust deeds on single-family residential real estate properties. During the years ended December 31, 2000 and 1999, IMH purchased $454.0 million and $638.3 million, respectively, of mortgage loans from IFC. At December 31, 2000 and 1999, approximately 27% and 64%, respectively, of mortgage loans held-for-investment were collateralized by properties located in California. Mortgage loans held-for-investment consisted of the following:


                                                           At December 31,
                                                       ----------------------
                                                         2000         1999
                                                       ---------    ---------
                                                          (in thousands)
   Adjustable rate loans secured by single-family
    residential real estate .....................      $  15,867    $ 335,609
   Fixed rate loans secured by second trust deeds
    on single-family residential real estate               1,061       25,785
   Unamortized net premiums (discounts) on
    mortgage loans ..............................           (208)       2,041
                                                       ---------    ---------
                                                       $  16,720    $ 363,435
                                                       =========    =========

      At December 31, 2000, and 1999 there were $13.4 million and $8.3 million, respectively, of mortgage loans held-for-investment which were not accruing interest due to the delinquent nature of the mortgage loans. If interest on such loans had been accrued for the years ended December 31, 2000, 1999 and 1998, interest income would have increased by $1.0 million, $538,000 and $724,000, respectively.

Note D--CMO Collateral

      The Long-Term Investment Operations earns the net interest spread between the interest income on the mortgage loans securing the CMOs and the interest and other expenses associated with CMO financing. Interest income is reduced by the amortization of loan premiums while interest expense includes the amortization of securitization costs, which are incurred in obtaining CMO financing. The net interest spread on CMOs may be directly impacted by prepayment levels of the underlying mortgage loans, and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates.

      CMO collateral includes various types of fixed and adjustable rate loans secured by mortgages on single-family residential real estate properties and fixed rate loans secured by second trust deeds on single-family residential real estate properties. During the years ended December 31, 2000 and 1999, $943.6 million and $298.1 million, respectively, of CMOs were issued and collateralized by $952.8 million and $316.2 million, respectively, of mortgage loans. At December 31, 2000 and 1999, approximately 53% and 43%, respectively, of CMO collateral was collateralized by properties located in California. At December 31, 2000 and 1999, the underlying principal balance of

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES mortgages supporting CMO borrowings of $1.3 billion and $850.8 million, respectively, represented approximately $1.3 billion and $827.3 million, respectively, of adjustable and fixed rate mortgage loans with varying grade quality and approximately $66.1 million and $81.7 million, respectively, of second mortgage loans. Collateral for CMOs consisted of the following:

                                                           At December 31,
                                                      -----------------------
                                                         2000         1999
                                                      ----------   ----------
                                                           (in thousands)
Adjustable and fixed rate loans secured by
 single-family residential real estate ..........     $1,269,977   $  827,268
Fixed rate loans secured by second trust deeds on
 single-family residential real estate...........         66,138       81,718
Unamortized net premiums on loans ...............         22,758       28,798
Securitization expenses .........................         14,123       11,893
                                                      ----------   ----------
                                                      $1,372,996   $  949,677
                                                      ==========   ==========

Note E--Finance Receivables

      The terms of IWLG's affiliated warehouse lines are based on Bank of America's prime rate, which was 9.50% and 8.50% as of December 31, 2000 and 1999, respectively, with advance rates between 75% and 99% of the fair value of the mortgage loans outstanding. The terms of IWLG's non-affiliated warehouse lines, including the maximum warehouse line amount and interest rate, are determined based upon the financial strength, historical performance and other qualifications of the borrower. The warehouse lines have maturities that range from on-demand to one year and are generally collateralized by mortgages on single-family residential real estate.

      At December 31, 2000 and 1999, the Company had $1.0 billion and $1.4 billion, respectively, of warehouse lines of credit available to 55 and 49 borrowers, respectively, of which $405.4 million and $197.1 million, respectively, was outstanding. IWLG finances its Warehouse Lending Operations through reverse repurchase agreements and equity. Finance receivables consisted of the following:

                                                              At December 31,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------
                                                             (in thousands)
Due from IFC .......................................      $219,102      $ 66,125
Due from Walsh Securities, Inc. ....................            --            48
Due from  Impac Lending Group (ILG) ................        47,931         1,243
Due from other mortgage banking companies ..........       138,405       129,703
                                                          --------      --------
                                                          $405,438      $197,119
                                                          ========      ========

Note F--Allowance for loan losses

      Activity for allowance for loan losses was as follows:

                                               For the year ended December 31,
                                              --------------------------------
                                                2000        1999        1998
                                              --------    --------    --------
                                                       (in thousands)
      Balance, beginning of year ..........   $  4,029    $  6,959    $  5,129
      Provision for loan losses ...........     18,839       5,547       4,361
      Charge-offs, net of recoveries ......    (16,496)     (7,152)     (1,711)
      Loss on sale of delinquent loans ....     (1,282)     (1,325)       (820)
                                              --------    --------    --------
      Balance, end of year ................   $  5,090    $  4,029    $  6,959
                                              ========    ========    ========

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Note G--Reverse repurchase agreements

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

      Prior to October of 1999, the Company used reverse repurchase agreements to fund the purchase of its mortgage-backed securities and to provide the Company additional working capital. In October of 1999, the Company repaid its borrowings of reverse repurchase agreements secured by mortgage-backed securities with proceeds from the re-securitization of a portion of its mortgage-backed securities portfolio (see Note I-Borrowings Secured by Investment Securities Available-for-Sale). The Company's interest expense on reverse repurchase agreements to fund the purchase of its mortgage loans for the years ended December 31, 2000, 1999 and 1998 was $39.2 million, $22.5 million and $42.1 million, respectively. The following tables set forth information regarding the Company's reverse repurchase agreements as of December 31, 2000 and 1999 (dollars in thousands):

                                                                      Reverse
                                        Type of                      Repurchase     Underlying         Maturity
                                      Collateral      Committed      Liability      Collateral           Date
                                    --------------  -------------  -------------  --------------     ------------
Lender ...........................     Mortgages         No          $398,653        $414,748             N/A
                                                                      Reverse
                                        Type of                      Repurchase     Underlying         Maturity
                                      Collateral      Committed      Liability      Collateral           Date
                                    --------------  -------------  -------------  --------------     ------------
Lender 1..........................     Mortgages         No          $536,112        $547,408            N/A
Lender 2..........................     Mortgages         No             3,575           3,956            N/A
                                                                     --------        --------
                                                                     $539,687        $551,364
                                                                     ========        ========

      At December 31, 2000 and December 31, 1999, reverse repurchase agreements includes accrued interest payable of $2.1 million and $3.7 million, respectively. The following table presents certain information on reverse repurchase agreements, excluding accrued interest payable:

                                                     For the year ended
                                                        December 31,
                                                  ----------------------
                                                    2000          1999
                                                  --------      --------
                                                  (dollars in thousands)
Maximum month-end outstanding balance...........  $832,758      $569,862
Average balance outstanding.....................   513,987       346,556
Weighted average rate...........................      7.63%         6.51%

Note H--CMO Borrowings

      The Company's CMOs are guaranteed for the holders by a mortgage loan insurer giving the CMOs the highest rating established by a nationally recognized rating agency. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt, and any investment income on such collateral. Variable rate CMOs are typically structured as one-month LIBOR "floaters." Interest on variable and fixed rate CMOs is payable to the certificate holders monthly. For the years ended December 31, 2000, 1999 and 1998, interest expense

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES on CMO borrowings was $80.3 million, $65.2 million and $76.3 million, respectively. The following table sets forth CMOs issued by the Company, CMOs outstanding as of December 31, 2000 and 1999, and certain interest rate information (dollars in millions):


                                                            CMOs                           Range of       Interest      Range of
                                                        Outstanding          Range of    Interest Rate      Rate      Interest Rate
                                                           as of               Fixed     Margins Over      Margin     Margins After
 Issue                                  Issuance  -------------------------  Interest      One-Month     Adjustment    Adjustment
  Date            Issuance Name          Amount    12/31/00      12/31/99    Rates (%)     LIBOR (%)        Date        Date (%)
------------------------------------------------------------------------------------------------------------------------------------
4/22/96   Fund America Investors
          Trust V....................  $  296.3    $     --       $ 41.7           N/A           0.50%    6/2003(1)           1.00%
8/27/96   Impac CMB
          Trust Series 1996-1........     259.8          --         37.1           N/A            0.32   10/2003(1)            1.32
5/22/97   Impac CMB
          Trust Series 1997-1........     348.0          --         68.5           N/A            0.22    7/2004(1)            0.44
12/10/97  Impac CMB
          Trust Series 1997-2........     173.7          --         43.6           N/A       0.26-1.30   12/2004(1)       0.52-2.60
1/27/98   Impac CMB
          Trust Series 1998-1........     362.8       145.5        179.6     6.65-7.25             N/A          N/A             N/A
3/24/98   Impac CMB
          Trust Series 1998-2........     220.2        95.8        120.7     6.70-7.25             N/A          N/A             N/A
6/23/98   Impac CMB
          Trust Series 1998-3........     185.0          --         94.8           N/A       0.18-1.24    7/2005(1)       0.36-2.48
2/23/99   Impac CMB
          Trust Series 1999-1........     183.1       102.1        154.4           N/A       0.40-0.63    3/2006(1)       0.80-1.26
6/24/99   Impac CMB
          Trust Series 1999-2........     115.0        89.7        108.3           N/A            0.37    7/2006(1)            0.74
1/25/00   Impac CMB
          Trust Series 2000-1........     452.0       371.3           --           N/A       0.32-2.40    2/2010(2)       0.64-3.60
11/21/00  Impac CMB
          Trust Series 2000-2........     491.6       484.5           --           N/A      0.26-1.90%   12/2010(2)      0.52-2.85%
                                       --------    --------       -------
                                        3,087.5     1,288.9        848.7
          Accrued interest...........        --         2.4          2.1
                                       --------    --------       -------
                                       $3,087.5    $1,291.3       $850.8
                                       ========    ========       =======

----------
(1)      Interest rate margin adjustment date is determined upon the earlier of
         (a) the payment date on which the sum of the aggregate principal balance of the bonds is less than or equal to 25% of the original bond balance at cut-off date or (b) the date indicated.
(2)      Interest rate margin adjustment date is determined upon the earlier of
         (a) the payment date on which the sum of the aggregate principal balance of the bonds is less than or equal to 20% of the original bond balance at cut-off date or (b) the date indicated.

      The Company completed $943.6 million in CMOs during 2000, which included $144.0 million of mortgage loan collateral from five previous CMOs. The Company exercised the cleanup calls on the five previous CMOs and placed the mortgage loan collateral into the new CMOs, which resulted in improved capital leverage, lower borrowing costs and reduced amortization exposure on the $144.0 million of previous CMO collateral. Additionally, approximately $32.6 million of capital that was invested in the previous CMOs was released and reinvested in the Company's Long-Term Investment Operations.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Note I--Borrowings Secured by Investment Securities Available-for-Sale

      In October 1999, the Company completed a re-securitization of a portion of its investment securities available-for-sale portfolio, which raised additional cash liquidity for the Company of approximately $23.4 million, at the time of execution, after repaying reverse repurchase agreements collateralized by the investment securities available-for-sale. As of December 31, 2000 and 1999, there was $21.1 million and $31.3 million, respectively, outstanding on the borrowings, which were secured by $21.9 million and $49.6 million, respectively, of investment securities available-for-sale. The outstanding borrowings are principal only notes issued at a discount. The notes represent senior or subordinated interests in trust funds primarily consisting of a pool of mortgage loans and are non-recourse obligations of the Company. The terms of the notes are dependent on the cash flows from the underlying certificates.

Note J--Senior Subordinated Debentures

      In March 1999, certain stockholders of the Company exchanged 1,359,507 shares of their common stock, at an average price of $5.70 per share, for 11% senior subordinated debentures due to mature on February 15, 2004. The debentures were issued at a discount and amortized to interest expense over the life of the debentures on a straight-line basis. The debentures are unsecured obligations of the Company subordinated to all indebtedness of the Company's subsidiaries. The debentures bear interest at 11% per annum from their date of issuance, payable quarterly, commencing May 15, 1999, until the debentures are paid in full. The debentures mature on February 15, 2004, at which time the date may be extended once by the Company to a date not later than May 15, 2004, provided that the Company satisfies certain conditions. Commencing on February 15, 2001, the debentures are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date. Senior subordinated debentures consisted of the following:

                                                      At December 31,
                                                   ----------------------
                                                     2000          1999
                                                   -------       -------
                                                      (in thousands)
    11% senior subordinated debentures ........... $ 7,747       $ 7,747
    Discount on senior subordinated debentures ...    (768)       (1,056)
                                                   -------       -------
                                                   $ 6,979       $ 6,691
                                                   =======       =======

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

      The Company internally reviews and analyzes its segments as follows:

o The Long-Term Investment Operations, conducted by IMH and IMH Assets, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and in second mortgage loans.
o The Warehouse Lending Operations, conducted by IWLG, provides warehouse and repurchase financing to affiliated companies and to approved mortgage banks, most of which are correspondents of IFC, to finance mortgage loans.
o The Mortgage Operations, conducted by IFC and ILG, purchases and originates non-conforming mortgage loans and second mortgage loans from its network of third party correspondent sellers, wholesale brokers and retail customers.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

      The following table shows the Company's reporting segments as of and for the year ended December 31, 2000 (in thousands):

                                  Long-Term    Warehouse
                                  Investment    Lending       (b)         (c)
                                  Operations   Operations    Other    Eliminations  Consolidated
                                  ----------   ----------   -------   ------------  ------------
Balance Sheet Items:
-------------------
    CMO collateral ...........    $1,372,996    $     --       $  --     $      --    $1,372,996
    Total assets .............     1,590,776     461,211          --      (153,149)    1,898,838
    Total stockholders' equity       262,416      62,296          --      (146,272)      178,440

Income Statement Items:
----------------------
    Interest income ..........       104,591      53,940          --       (11,452)      147,079
    Interest expense .........        96,325      39,223          --       (11,452)      124,096
    Equity in IFC (a) ........            --          --          --        (1,762)       (1,762)
    Net earnings (loss) ......       (66,163)     13,612          --        (1,682)      (54,233)

      The following table shows the Company's reporting segments as of and for the year ended December 31, 1999 (in thousands):

                                  Long-Term    Warehouse
                                  Investment    Lending       (b)         (c)
                                  Operations   Operations    Other    Eliminations  Consolidated
                                  ----------   ----------   -------   ------------  ------------
Balance Sheet Items:
-------------------
    CMO collateral ...........   $  949,677     $     --    $   --       $      --    $  949,677
    Total assets .............    1,545,283      588,448     2,945        (461,246)    1,675,430
    Total stockholders' equity      294,852       48,684        --        (104,692)      238,844

Income Statement Items:
----------------------
    Interest income ..........       91,965       31,998        21          (4,526)      119,458
    Interest expense .........       72,704       21,612         5          (4,526)       89,795
    Equity in IFC (a) ........        4,292           --        --              --         4,292
    Net earnings .............        6,828        9,939        41           5,509        22,317

      The following table shows the Company's reporting segments as of and for the year ended December 31, 1998 (in thousands):

                                    Long-Term       Warehouse
                                    Investment       Lending           (b)        (c)
                                    Operations      Operations        Other    Eliminations   Consolidated
                                   ------------    ------------      -------  --------------  ------------
Balance Sheet Items:
-------------------
    CMO collateral ..............    $1,161,220      $      --        $   --    $     --       $1,161,220
    Total assets ................     1,410,019        338,365         3,418     (86,298)       1,665,504
    Total stockholders' equity ..       277,868         38,745           615     (65,622)         251,606

Income Statement Items:
----------------------
    Interest income .............       121,271         57,500           358     (15,471)         163,658
    Interest expense ............        95,095         41,903           168     (15,471)         121,695
    Depreciation and amortization            11             --           344          --              355
    Equity in IFC (a) ...........       (13,876)            --            --          --          (13,876)
    Net earnings (loss) .........        (6,369)        15,057           560     (15,181)          (5,933)

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

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

                                                                    December 31, 2000          December 31, 1999
                                                                 -----------------------   ------------------------
                                                                  Carrying    Estimated     Carrying    Estimated
                                                                   Amount     Fair Value     Amount     Fair Value
                                                                 ----------   ----------   ----------   ----------
                                 Assets                                           (in thousands)
                                 ------
Cash and cash equivalents ....................................   $   17,944   $   17,944     $ 20,152     $ 20,152
Investment securities available-for-sale .....................       36,921       36,921       93,206       93,206
CMO collateral ...............................................    1,372,996    1,365,893      949,677      938,784
Finance receivables ..........................................      405,438      405,438      197,119      197,119
Mortgage loans held-for-investment ...........................       16,720       14,698      363,435      366,066
Due from affiliates ..........................................       14,500       14,500       14,500       14,500
Interest rate caps ...........................................        6,795        1,006        1,925        2,091

                              Liabilities
                              -----------
CMO borrowings, excluding accrued interest ...................    1,288,901    1,294,545      848,756      844,852
Reverse-repurchase agreements, excluding accrued interest ....      396,572      396,572      535,990      535,990
Borrowings secured by investment securities available-for-sale       21,124       17,744       31,333       34,393
Senior subordinated debentures ...............................        6,979        4,955        6,691        6,198
Due to affiliates ............................................           --           --        2,945        2,945
Short-term commitments to extend credit ......................           --           --           --           --

      The fair value estimates as of December 31, 2000 and 1999 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

      Short-term Commitments to Extend Credit

      The Company does not collect fees associated with its warehouse lines of credit. Accordingly, these commitments do not have an estimated fair value.

Note M--Employee Benefit Plans

   Profit Sharing and 401(k) Plan

      The Company does not have its own 401(K) or profit sharing plan. As such, employees of the Company participate in Imperial Credit Industries, Inc's.
(ICII) 401(K) plan. Under ICII's 401(K) plan, employees of the Company may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. Additionally, contributions may be made at the discretion of the Company. The Company's matching and discretionary contributions were not material for any period presented.

Note N--Related Party Transactions

   Related Party Cost Allocations

      In 1995, IMH entered into a services agreement with ICII under which ICII provided various services to the Company, including data processing, human resource administration, general ledger accounts, check processing, remittance processing and payment of accounts payable. ICII charged fees for each of the services based upon usage. As part of the services provided, ICII provided the Company with insurance coverage and self-insurance programs, including health insurance. This services agreement was replaced with a new ICAI services agreement in December 1997, in connection with termination of the Company's management agreement with ICAI. Pursuant to the services agreement with ICAI, ICAI provides the Company with certain human resource administration and data and phone communication services. The charge to the Company for insurance coverage is based upon a pro rata portion of the costs to ICII for its various policies. Total charges to the Company for the years ended December 31, 2000, 1999 and 1998 were $15,000, $11,000, and $13,000, respectively.

      During 1999 and 1998, IMH and IWLG were allocated data processing, executive and operations management, and accounting services that IFC incurred during the normal course of business per the Company's submanagement agreement with RAI Advisors Inc. (RAI). IFC, through RAI, charged IMH and IWLG for management and operating services based upon usage which management believes was reasonable. In May 1999, the submanagement agreement with RAI was terminated and IFC entered into a new submanagement agreement with FIC Management, Inc., pursuant to which IFC provides services to Impac Commercial Holdings, Inc.
(ICH). This agreement expired in December 1999. Prior to the submanagement agreement with RAI and after RAI was terminated, IMH and IWLG were allocated data processing, executive and operations management, and accounting services that IFC incurred during the normal course of business. IFC charged IMH and IWLG for management and operating services based upon usage which management believes was reasonable. Total cost allocations charged by IFC to IMH and IWLG for the years ended December 31, 2000, 1999 and 1998 were $1.5 million, $1.2 million and $968,000, respectively.

      Lease Agreement: IMH and IFC entered into a premises operating sublease agreement to rent approximately 74,000 square feet of office space in Newport Beach, California, for a ten-year term, which expires in May 2008 (see Note O - Commitments and Contingencies). IMH and IFC pay monthly rental expenses and allocate the cost to subsidiaries and affiliated companies on the basis of square footage occupied. The majority of occupancy charges incurred were paid by IFC as most of the Company's employees are employed by the Mortgage Operations. Total rental expense paid by IFC for the years ended December 31, 2000, 1999 and 1998 were $1.6 million, $1.1 million and $1.3 million, of which $113,000, $100,000, and $65,000, respectively, were charged to IWLG.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

   Credit Arrangements - Current

      IWLG maintains a warehouse financing facility with IFC. Advances under such warehouse facilities bear interest at Bank of America's prime rate. As of December 31, 2000 and 1999, finance receivables outstanding to IFC were $219.1 million and $66.1 million, respectively. Interest income recorded by IWLG related to finance receivables due from IFC for the years ended December 31, 2000, 1999, and 1998, was $26.5 million, $18.4 million, and $32.7 million, respectively.

      IWLG maintains a warehouse financing facility with ILG, which was established during 1999. At January 1, 2000, ILG became a division of IFC. Advances under such warehouse facilities bear interest at prime. As of December 31, 2000 and 1999, finance receivables outstanding to ILG were $47.9 million and $1.2 million, respectively. Interest income recorded by IWLG related to finance receivables due from ILG for the years ended December 31, 2000 and 1999, was $1.5 million and $293,000, respectively.

      During the normal course of business, the Company may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due from affiliates", while borrowings are reflected as "Due to affiliates" on the Company's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.0% per annum. As of December 31, 2000 and 1999, due from affiliates was none. Interest income recorded by the Company related to short-term advances due from affiliates for the years ended December 31, 2000 and 1999 was $90,000 and $835,000, respectively. As of December 31, 2000 and 1999, due to affiliates was none and $2.9 million, respectively. Interest expense recorded by the Company related to short-term borrowings due to affiliates for the years ended December 31, 2000, 1999 and 1998 was $25,000, $399,000, and $2.7 million, respectively.

      Indebtedness of Management. In connection with the exercise of stock options by certain directors and employees of the Company, the Company made loans secured by the related stock. The loans were made for a five-year term with a current interest rate of 5.62%. Interest on the loans is payable quarterly upon receipt of the dividend payment and the interest rate is set annually by the compensation committee. At each dividend payment date, 50% of excess quarterly stock dividends, after applying the dividend payment to interest due, is required to reduce the principal balance outstanding on the loans. The interest rate on these loans adjusts annually at the discretion of the Board of Directors. As of December 31, 2000 and 1999, total notes receivable from common stock sales was $902,000 and $905,000, respectively. Interest income recorded by the Company related to the loans for the years ended December 31, 2000, 1999 and 1998 was $50,000, $41,000 and $60,000, respectively.

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

      IMH entered into a revolving credit arrangement with a commercial bank, which was an affiliate of ICII, whereby IMH could borrow up to maximum amount of $10.0 million for general working capital needs. The revolving credit agreement was converted to a reverse repurchase agreement in October 1998. Advances under the reverse repurchase agreement were at an interest rate of LIBOR plus 2.00%, with interest paid monthly. As of December 31, 1999 and 1998, IMH's outstanding borrowings under the reverse repurchase arrangement were none and $10.0 million, respectively. Interest expense recorded by IMH for the year ended December 31, 1999 and 1998 related to such advances was $348,000 and $202,000, respectively. This agreement was terminated in 1999.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

      Until March 31, 2000, IWLG maintained a warehouse financing facility with Walsh Securities, Inc. (WSI), a firm affiliated with James Walsh, a Director of the Company. Advances under the line of credit bore interest at a rate determined at the time of each advance. As of December 31, 2000, 1999 and 1998, finance receivables outstanding to WSI were none, $48,000 and $798,000, respectively. Interest income recorded by IWLG related to finance receivables due from WSI for the years ended December 31, 2000, 1999 and 1998 was $1,000, $729,000 and $699,000, respectively.

   Transactions with IFC

      Purchase of Mortgage-Backed Securities: During the year ended December 31, 1999, the Company purchased $22.0 million of mortgage-backed securities issued by IFC for $18.3 million net of discounts of $3.7 million. IFC issued mortgage-backed securities during 2000 and 1999 in connection with its REMIC securitizations, however, during 2000 the Company purchased no mortgage-backed securities from IFC.

      Purchase of Mortgage Loans: During the years ended December 31, 2000 and 1999, the Company purchased from IFC mortgage loans having a principal balance of $450.7 million and $637.4 million, respectively. The loans were purchased with premiums of $3.3 million and $877,000, respectively. Servicing rights on all mortgages purchased by IMH were retained by IFC.

      Sale of Mortgage Loans: During the year ended December 31, 2000 and 1999, the Company sold to IFC mortgage loans having a principal balance of none and $10.8 million, respectively, with premiums of none and $294,000, respectively.

      Sub-Servicing Agreement: IFC acts as a servicer of mortgage loans acquired on a "servicing-released" basis by the Company in its Long-Term Investment Operations pursuant to the terms of a Servicing Agreement, which became effective on November 20, 1995. IFC subcontracts all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements.

      Advances: During 1999, IMH advanced $14.5 million in cash to IFC at an interest rate of 9.50% per annum due June 30, 2004, in exchange for an interest only to fund the operations of IFC and other strategic opportunities deemed appropriate by IFC. At December 31, 2000 and 1999 the amount outstanding on this note was $14.5 million and $14.5 million, respectively. Interest income recorded by IMH related to this note at December 31, 2000 and December 31, 1999 was $1.4 million and $696,000 respectively.

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

   Short-Term Loan Commitments

      IWLG's warehouse lending program provides secured short-term non-recourse revolving financing to small-and medium-size mortgage originators and affiliated companies to finance mortgages from the closing of the loans until sold to permanent investors. As of December 31, 2000 and 1999, the Company had 55 and 49 committed lines of credit, respectively, extended in the aggregate principal amount of $1.0 billion and $1.4 billion, respectively, of which $267.0 million and $67.4 million, respectively, was outstanding with affiliated companies. The Company's warehouse lines are non-recourse and IWLG can only look to the sale or liquidation of the mortgages as a source of repayment.

   Lease Commitments

      The Company entered into a premises operating sublease agreement for approximately 74,000 square feet of office space in Newport Beach, California which expires in May 2008. Minimum premises rental commitments under non-cancelable leases are as follows (in thousands):

   Year 2001 ..................................................      1,856
   Year 2002 ..................................................      1,901
   Year 2003 ..................................................      1,946
   Year 2004 ..................................................      1,990
   Year 2005 ..................................................      2,035
   Year 2006 and thereafter ...................................      5,097
                                                                   -------
         Total Lease Commitments ..............................    $14,825
                                                                   =======

      Rent expense associated with the premises operating lease is allocated between IMH, IWLG and IFC based on square footage. IMH and IWLG's combined portion of premises rental expense for the years ended December 31, 2000, 1999, and 1998 was $113,000, $100,000, and $65,000, respectively.

   Interest Rate Cap Agreements

      The Company purchases and sells, from time to time, interest rate agreements in the form of interest rate caps, interest rate floors, and other interest rate futures to attempt to mitigate interest and related risks. The Company also may use such instruments to modify the characteristics of its CMO issuance or to hedge the anticipated issuance of future liabilities or the market value of certain assets. The Company intends generally to hedge as much of the interest rate risk based on the cost of such hedging transaction and the need to maintain the Company's status as a REIT. At December 31, 2000 and 1999, the Company had $974.4 million and $422.0 million, in notional amount, of interest rate caps, respectively, with a carrying value of $6.8 million and $1.9 million, respectively.

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

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

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

      Options granted under the Stock Option Plan will become exercisable in accordance with the terms of the grant made by the Administrator. Awards will be subject to the terms and restrictions of the award made by the Administrator. The Administrator has discretionary authority to select participants from among eligible persons and to determine at the time an option or Award is granted and, in the case of options, whether it is intended to be an ISO or a NQSO, and when and in what increments shares covered by the option may be purchased. As of December 31, 2000 and 1999, options to purchase 207,207 shares and 592,098 shares, respectively, were exercisable and 767,144 shares and 525,109 shares, respectively, were reserved for future grants under the Stock Option Plan.

      Option transactions for the years shown are summarized as follows:

                                                             For the year ended December 31,
                                          --------------------------------------------------------------------
                                                   2000                   1999                  1998
                                          ----------------------   -------------------   ---------------------
                                                       Weighted-             Weighted-              Weighted-
                                            Number     Average      Number   Average      Number    Average
                                              of       Exercise       Of     Exercise       of      Exercise
                                            Shares      Price       Shares    Price       Shares     Price
                                          ----------------------   -------------------   ---------------------
Options outstanding at beginning of year    674,891    $ 9.89      737,781    $10.06      724,675    $12.56
Options granted ........................    112,500      3.56       35,500      4.92      195,781      5.68
Options exercised ......................         --        --           --        --       (7,800)    13.75
Options forfeited/cancelled ............   (533,535)    11.28      (98,390)     9.45     (174,875)    15.34
                                            -------                -------                -------
Options outstanding at end of year .....    253,856    $ 4.15      674,891    $ 9.89      737,781    $10.06
                                            =======                =======                =======

      As of December 31, 2000 and 1999, total notes receivable from Common Stock sales were $902,000 and $905,000, respectively. Interest on all loans secured by the Company's Common Stock is payable quarterly upon receipt of the Company's dividend payment. At each dividend payment date, 50% of excess quarterly stock dividends, after applying the dividend payment to interest due, is required to reduce the principal balance outstanding on the loans. The interest rate on these loans adjusts annually and is set at the discretion of the Board of Directors.

      During 1998, the Company made one loan totaling $30,000 to an employee of the Company that is secured by the related Common Stock in connection with the exercise of stock options under the Stock Option Plan. There were no loans made in 2000 and 1999.

      The following table sets forth information about fixed stock options outstanding at December 31, 2000:

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                          Stock Options Outstanding                            Options Exercisable
              -------------------------------------------------------   ----------------------------------
                                   Weighted-
                               Average Remaining       Weighted-                           Weighted-
   Exercise       Number        Contractual Life        average            Number           Average
    Prices     Outstanding           (mos.)        exercise price ($)    Exercisable    exercise price ($)
 -----------  --------------   -----------------   ------------------   -------------   ------------------
   $  2.70        2,000            2.84                  $2.70                  --            $ --
      3.50       79,000            0.43                   3.50               79,000           3.50
      3.88       15,000            2.07                   3.88                  --               --
      4.44      139,023            3.02                   4.44              117,043           4.44
      4.56        2,500            1.72                   4.56                  166           4.56
      4.69        8,333            3.65                   4.69                8,333           4.69
      5.75        5,500            1.15                   5.75                1,832           5.75
      5.81        2,500            1.57                   5.81                  833           5.81
             ----------                                                     -------
                253,856            2.11                   4.15              207,207           4.11
             ==========                                                     =======

      In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits the Company to choose either a new fair value based method or the current APB 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS 123 requires pro forma disclosures of net earnings (loss) computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans, and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by nonemployees or to acquire goods or services from outside suppliers or vendors.

      The Company elected to continue to apply APB 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. If the Company determined its compensation cost based on the fair value, at the grant date of the stock options exercisable under SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have decreased to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                   For the year ended December 31,
                                                -------------------------------------
                                                   2000           1999         1998
                                                -----------    ----------   ---------
Net earnings (loss) as reported .............   $   (54,233)   $   22,317   $  (5,933)
                                                ===========    ==========   =========

Pro forma net earnings (loss) ...............   $   (54,306)   $   22,308   $  (6,038)
                                                ===========    ==========   =========
Basic earnings (loss) per share as reported .   $     (2.70)   $     0.83   $   (0.25)
                                                ===========    ==========   =========
Diluted earnings (loss) per share as reported   $     (2.70)   $     0.76   $   (0.25)
                                                ===========    ==========   =========
Basic pro forma earnings (loss) per share ...   $     (2.70)   $     0.83   $   (0.25)
                                                ===========    ==========   =========
Diluted pro forma earnings (loss) per share .   $     (2.70)   $     0.76   $   (0.25)
                                                ===========    ==========   =========

      The derived fair value of the options granted during 2000, 1999 and 1998 was approximately $0.75, $1.35 and $0.54, respectively. The fair value of options granted, which is amortized to expenses over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                                                 For the year ended December 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 -------    -------    -------
        Risk-Free Interest Rate ...............     4.80%      4.98%      5.09%
        Expected Lives (in years) .............      1-3        3-5       3-10
        Expected Volatility ...................    62.64%     60.17%     29.90%
        Expected Dividend Yield ...............    11.20%      9.50%     11.50%

Note Q--Stockholders' Equity

      Pursuant to IMH's Dividend Reinvestment and Stock Purchase Plan (DRSPP or the Plan), stockholders can acquire additional shares of IMH Common Stock by reinvesting their cash dividends at a 0% to 5% discount of the average high and low market prices as reported on the AMEX on the Investment Date (as described in the Plan) to the extent shares are issued by IMH. Stockholders may also purchase additional shares of IMH Common Stock through the cash investment option at a 0% to 5% discount of the average high and low market prices as reported on the AMEX during the three trading days preceding the Investment Date. In July of 1999, the Company suspended its DRSPP. During 1999 and 1998, the Company raised capital of $946,000 and $27.8 million, respectively, as 216,156 and 1.8 million shares, respectively, of Common Stock were purchased under the Company's DRSPP. Proceeds from the sale of securities were used for working capital needs. In July 1999, the Company suspended its DRSPP.

      During 2000, the Company's Board of Directors authorized the Company to repurchase up to $3.0 million of the Company's Common Stock, $.01 par value, in open market purchases from time to time at the discretion of the Company's management; the timing and extent of the repurchases depend on market conditions. For the year ended December 31, 2000, the Company repurchased 991,000 shares of its Common Stock for $2.3 million. The acquired shares were canceled. In October 1998, the Board of Directors authorized the Company to repurchase up to $5.0 million of the Company's Common Stock in the open market. In 1999, the Board of Directors approved additional Common Stock repurchases up to an additional $5.0 million, or a total of $10.0 million. During 1999, the Company repurchased 2.0 million shares of Common Stock for $9.9 million.

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

Note R--Reconciliation of Earnings Per Share

      The following table represents the computation of basic and diluted net earnings (loss) per share for the periods presented, as if all stock options, cumulative convertible preferred stock (Preferred Stock), and ICII's ownership interest in IMH were outstanding for these periods (in thousands, except per share data):

                                                                        For the year ended December 31,
                                                                       --------------------------------
                                                                         2000        1999        1998
                                                                       --------    --------    --------
Numerator:
   Numerator for basic earnings per share--
      Net earnings (loss) ..........................................   $(54,233)   $ 22,317    $ (5,933)
      Less: Cash dividends on cumulative convertible preferred stock     (3,150)     (3,290)         --
                                                                       --------    --------    --------
         Net earnings (loss) available to
            common stockholders ....................................   $(57,383)   $ 19,027    $ (5,933)
                                                                       ========    ========    ========

Denominator:
   Denominator for basic earnings per share--
      Weighted average number of common shares
         Outstanding during the period .............................     21,270      22,824      23,914
      Impact of assumed conversion of Preferred Stock ..............         --       6,356          --
      Net effect of dilutive stock options .........................         --          16          --
                                                                       --------    --------    --------
         Denominator for diluted earnings per share ................     21,270      29,196      23,914
                                                                       ========    ========    ========
   Net earnings (loss) per share--basic ............................   $  (2.70)   $   0.83    $  (0.25)
                                                                       ========    ========    ========
   Net earnings (loss) per share--diluted ..........................   $  (2.70)   $   0.76    $  (0.25)
                                                                       ========    ========    ========

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

      The antidilutive effects of stock options outstanding as of December 31, 2000, 1999 and 1998 was 669,391, none, and 137,105, respectively. The antidilutive effects of outstanding Preferred Stock as of December 31, 2000, 1999 and 1998 was 6,355,932, none, and 6,060,606, respectively. Terms of the Preferred Stock acquisition provided for a downward adjustment of the conversion price if, among other things, certain earnings levels were not attained by the Company through June 30, 1999. The change in the Preferred Stock conversion price during 2000 from $4.95 to $4.72 per share resulted in 6,355,932 in Common Stock equivalent shares outstanding at December 31, 2000 and 1999 as compared to 6,060,606 Common Stock equivalent shares outstanding at and 1998.

Note S--Subsequent Events

      On February 20, 2001, IFC purchased $5.0 million of the Company's Series C 10.5% Cumulative Convertible Preferred Stock from LBP, Inc. (LBPI) at cost plus accrued interest.

      On March 27, 2001, IFC agreed in principle to purchase another $5.0 million of the Company's Series C 10.5% Cumulative Convertible Preferred Stock from LBPI for $5.25 million plus accrued interest. In addition, the Company's Board of Directors authorized management to call all or a portion of the Company's 11% senior subordinated debentures. The actual timing and amount will be completed at management's discretion.

Note T--Quarterly Financial Data (unaudited)

      Selected quarterly financial data for 2000 follows (in thousands, except per share data):

                                                   For the Three Months Ended,
                                      -------------------------------------------------------
                                      December 31,  September 30,      June 30,     March 31,
                                      ------------  -------------      --------     ---------
Net interest income ..................      $5,853         $5,377      $  5,338     $  6,415
Provision for loan losses ............       1,104          1,248         3,304       13,183
Non-interest income (loss) ...........       1,314            886        (1,048)       1,361
Non-interest expense .................       2,387          1,716        31,301       25,486
Net earnings (loss) ..................       3,676          3,299       (30,315)     (30,893)
Net earnings (loss) per share -
  diluted (1) ........................        0.14           0.12         (1.45)       (1.48)
Dividends declared per share .........          --           0.12          0.12         0.12

      Selected quarterly financial data for 1999 follows (in thousands, except per share data):

                                                  For the Three Months Ended,
                                      ----------------------------------------------------
                                      December 31,  September 30,    June 30,    March 31,
                                      ------------  -------------    --------    ---------
Net interest income .................      $ 7,378         $5,876      $8,163      $8,246
Provision for loan losses ...........        1,191          1,367       1,490       1,499
Non-interest income (loss) ..........         (611)         3,784       2,019       1,710
Non-interest expense ................        1,639          2,062       2,738       2,262
Net earnings ........................        3,937          6,231       5,954       6,195
Net earnings  per share - diluted (1)         0.14           0.22        0.21        0.20
Dividends declared per share ........         0.13           0.13        0.12        0.10

----------
(1) Diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Note U--Impac Funding Corporation

      The following condensed financial information summarizes the financial condition and results of operations of Impac Funding Corporation:

                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                 At December 31,
                                                                            -------------------------
                                                                              2000            1999
                                                                            ---------       ---------
                                     ASSETS
                                     ------
Cash and cash equivalents ............................................          8,281           8,805
Securities available-for-sale ........................................            266           1,887
Mortgage loans held-for-sale .........................................        275,570          68,084
Mortgage servicing rights ............................................         10,938          15,621
Due from affiliates ..................................................             --           4,307
Premises and equipment, net ..........................................          5,037           3,575
Accrued interest receivable ..........................................          1,040              48
Other assets .........................................................         16,031          13,919
                                                                            ---------       ---------
                                                                            $ 317,163       $ 116,246
                                                                            =========       =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Borrowings from IWLG .................................................      $ 266,994       $  66,125
Other borrowings .....................................................             --             181
Due to affiliates ....................................................         14,500          14,500
Deferred revenue .....................................................          5,026           7,635
Accrued interest expense .............................................          2,176             843
Other liabilities ....................................................         12,546           9,414
                                                                            ---------       ---------
      Total liabilities ..............................................        301,242          98,698
                                                                            ---------       ---------

Shareholders' equity:
   Preferred stock ...................................................         18,053          18,053
   Common stock ......................................................            182             182
   Accumulated deficit ...............................................         (2,300)           (520)
   Accumulated other comprehensive loss ..............................            (14)           (167)
                                                                            ---------       ---------
      Total shareholders' equity .....................................         15,921          17,548
                                                                            ---------       ---------
                                                                            $ 317,163       $ 116,246
                                                                            =========       =========

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                 (in thousands)

                                                       For the year ended December 31,
                                                      --------------------------------
                                                        2000        1999        1998
                                                      --------     -------    --------
Net interest income:
      Total interest income ......................    $ 28,649     $21,225    $ 48,510
      Total interest expense .....................      30,056      20,953      40,743
                                                      --------     -------    --------
         Net interest income (expense) ...........      (1,407)        272       7,767
                                                      --------     -------    --------

Non-interest income:
      Gain (loss) on sale of loans ...............      19,727      27,098     (11,663)
      Loan servicing income ......................       6,286       5,221       7,071
      Other income ...............................       1,105         979      (1,091)
                                                      --------     -------    --------
         Total non-interest income (loss) ........      27,118      33,298      (5,683)
                                                      --------     -------    --------

Non-interest expense:
      General and administrative and other expense      19,634      14,965      14,385
      Amortization of mortgage servicing rights ..       5,179       5,331       6,361
      Write-down of securities available-for-sale        1,537       4,252          --
      Impairment of mortgage servicing rights ....          --       1,078       3,722
      Provision for repurchases ..................         371         385         367
                                                      --------     -------    --------
         Total non-interest expense ..............      26,721      26,011      24,835
                                                      --------     -------    --------

      Earnings (loss) before income taxes ........      (1,010)      7,559     (22,751)
   Income taxes (benefit) ........................         770       3,227      (8,738)
                                                      --------     -------    --------
      Net earnings (loss) ........................    $ (1,780)    $ 4,332    $(14,013)
                                                      ========     =======    ========

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Impac Funding Corporation

      We have audited the accompanying consolidated balance sheets of Impac Funding Corporation and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive earnings (loss), changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Funding Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP

Orange County, California
February 2, 2001, except as to Note L
to the consolidated financial statements, which is as of March 27, 2001.

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                          (dollar amounts in thousands)

                                                                                           At December 31,
                                                                                        -----------------------
                                                                                          2000          1999
                                                                                        ---------     ---------
                                     ASSETS
                                     ------
Cash and cash equivalents ..........................................................    $   8,281     $   8,805
Securities available-for-sale ......................................................          266         1,887
Mortgage loans held-for-sale .......................................................      275,570        68,084
Mortgage servicing rights ..........................................................       10,938        15,621
Due from affiliates ................................................................           --         4,307
Premises and equipment, net ........................................................        5,037         3,575
Accrued interest receivable ........................................................        1,040            48
Other assets .......................................................................       16,031        13,919
                                                                                        ---------     ---------
         Total assets ..............................................................    $ 317,163     $ 116,246
                                                                                        =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Borrowings from IWLG ...............................................................    $ 266,994     $  66,125
Other borrowings ...................................................................           --           181
Due to affiliates ..................................................................       14,500        14,500
Deferred revenue ...................................................................        5,026         7,635
Accrued interest expense ...........................................................        2,176           843
Other liabilities ..................................................................       12,546         9,414
                                                                                        ---------     ---------
         Total liabilities .........................................................      301,242        98,698
                                                                                        ---------     ---------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value; 10,000 shares authorized; 10,000 shares issued and
      outstanding at December 31, 2000 and 1999 ....................................       18,053        18,053
   Common stock, no par value; 10,000 shares authorized; 10,000 shares issued and
      outstanding at December 31, 2000 and 1999 ....................................          182           182
   Accumulated deficit .............................................................       (2,300)         (520)
   Accumulated other comprehensive loss ............................................          (14)         (167)
                                                                                        ---------     ---------
      Total shareholders' equity ...................................................       15,921        17,548
                                                                                        ---------     ---------
         Total liabilities and shareholders' equity ................................    $ 317,163     $ 116,246
                                                                                        =========     =========

          See accompanying notes to consolidated financial statements.

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE EARNINGS (LOSS)

                                 (in thousands)

                                                                                  For the year ended December 31,
                                                                                 --------------------------------
                                                                                   2000        1999        1998
                                                                                 --------     -------    --------
INTEREST INCOME:
   Mortgage loans held-for-sale .............................................    $ 28,009     $20,352    $ 45,070
   Other interest income ....................................................         640         873       3,440
                                                                                 --------     -------    --------
      Total interest income .................................................      28,649      21,225      48,510

INTEREST EXPENSE:
   Borrowings from IWLG .....................................................      28,063      18,366      32,682
   Other affiliated borrowings ..............................................       1,604       1,673       2,020
   Other borrowings .........................................................         389         914       6,041
                                                                                 --------     -------    --------
      Total interest expense ................................................      30,056      20,953      40,743
                                                                                 --------     -------    --------

      Net interest income (expense) .........................................      (1,407)        272       7,767

NON-INTEREST INCOME:
   Gain (loss) on sale of loans .............................................      19,727      27,098     (11,663)
   Loan servicing income ....................................................       6,286       5,221       7,071
   Mark-to-market loss on investment securities .............................          --          --        (805)
   Gain (loss) on sale of investment securities .............................          51          --        (706)
   Other income .............................................................       1,054         979         420
                                                                                 --------     -------    --------
      Total non-interest income (loss) ......................................      27,118      33,298      (5,683)

NON-INTEREST EXPENSE:
   Personnel expense ........................................................       9,766       7,299       8,901
   Amortization of mortgage servicing rights ................................       5,179       5,331       6,361
   General and administrative and other expense .............................       4,448       3,417       2,516
   Professional services ....................................................       2,535       2,524         978
   Occupancy expense ........................................................       1,626       1,095       1,391
   Write-down of securities available-for-sale ..............................       1,537       4,252          --
   Data processing expense ..................................................         657         337         387
   Telephone and other communications .......................................         602         293         212
   Provision for repurchases ................................................         371         385         367
   Impairment of mortgage servicing rights ..................................          --       1,078       3,722
                                                                                 --------     -------    --------
      Total non-interest expense ............................................      26,721      26,011      24,835
                                                                                 --------     -------    --------

      Earnings (loss) before income taxes ...................................      (1,010)      7,559     (22,751)
   Income taxes (benefit) ...................................................         770       3,227      (8,738)
                                                                                 --------     -------    --------
      Net earnings (loss) ...................................................      (1,780)      4,332     (14,013)

Other comprehensive earnings (loss):
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period ...............         (15)        329        (520)
      Less: Reclassification of gains included in income ....................         168          24          --
                                                                                 --------     -------    --------
         Net unrealized gains (losses) arising during period ................         153         353        (520)
                                                                                 --------     -------    --------
      Comprehensive earnings (loss) .........................................    $ (1,627)    $ 4,685    $(14,533)
                                                                                 ========     =======    ========

          See accompanying notes to consolidated financial statements.

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                          (dollar amounts in thousands)

                                                                           Retained     Accumulated
                             Number of               Number of             Earnings        Other          Total
                             Preferred   Preferred    Common    Common   (Accumulated  Comprehensive   Shareholders'
                               Shares      Stock      Shares     Stock     Deficit)        Loss           Equity
                             ---------   ---------   ---------  -------  ------------  -------------   -------------
Balance, December 31, 1997     10,000     $18,053     10,000     $182      $  9,161       $  --          $ 27,396
Net loss, 1998 ...........         --          --         --       --       (14,013)         --           (14,013)
Other comprehensive loss .         --          --         --       --            --        (520)             (520)
                             --------    --------   --------     ----      --------       -----          --------
Balance, December 31, 1998     10,000      18,053     10,000      182        (4,852)       (520)           12,863

Net earnings, 1999 .......         --          --         --       --         4,332          --             4,332
Other comprehensive income         --          --         --       --            --         353               353
                             --------    --------   --------     ----      --------       -----          --------
Balance, December 31, 1999     10,000      18,053     10,000      182          (520)       (167)           17,548

Net loss, 2000 ...........         --          --         --       --        (1,780)         --            (1,780)
Other comprehensive income         --          --         --       --            --         153               153
                             --------    --------   --------     ----      --------       -----          --------
Balance, December 31, 2000     10,000     $18,053     10,000     $182      $ (2,300)      $ (14)         $ 15,921
                             ========    ========   ========     ====      ========       =====          ========

          See accompanying notes to consolidated financial statements.

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                 For the year ended December 31,
                                                                          -------------------------------------------
                                                                             2000            1999            1998
                                                                          -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) ...............................................    $    (1,780)    $     4,332     $   (14,013)
   Adjustments to reconcile net earnings to net cash provided by
   (used in) operating activities:
      Provision for repurchases ......................................            371             385             367
      Gain (loss) on sale of loans ...................................         19,727          27,098         (11,663)
      Depreciation and amortization ..................................          6,280           6,453           7,141
      Amortization of deferred revenue ...............................         (2,313)        (12,751)         (8,157)
      Impairment of mortgage servicing rights ........................             --           1,078           3,722
      Net change in accrued interest receivable ......................           (992)          1,848           2,859
      Net change in other assets and liabilities .....................          6,007          (6,826)          1,806
      Net change in deferred taxes ...................................           (150)            568         (10,459)
      Net change in deferred revenue .................................           (296)          9,781          11,714
      Purchase of securities held-for-trading ........................             --           5,300          (5,300)
      Write-down of investment securities ............................          1,537           4,252             805
      Purchase of mortgage loans held-for-sale .......................     (2,112,724)     (1,671,777)     (2,248,586)
      Sale of and principal reductions on mortgage loans held-for-sale      1,884,847       1,827,638       2,627,833
      Net change in accrued interest expense .........................          1,333             843          (5,673)
                                                                          -----------     -----------     -----------
         Net cash provided by (used in) operating activities .........       (198,153)        198,222         352,396
                                                                          -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to mortgage servicing rights ............................           (496)         (7,968)         (8,577)
   Issuance of note from IMH .........................................             --          14,500              --
   Purchase of securities available-for-sale .........................             --          (5,413)             --
   Sale of securities available-for-sale .............................             --           5,413              --
   Principal reductions on securities available-for-sale .............             --              --             403
   Purchase of premises and equipment ................................         (2,563)         (2,719)           (970)
                                                                          -----------     -----------     -----------
         Net cash provided by (used in) investing activities .........         (3,059)          3,813          (9,144)
                                                                          -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in borrowings from IWLG ................................        200,869        (126,775)       (261,940)
   Net change in other borrowings ....................................           (181)        (66,877)        (81,249)
                                                                          -----------     -----------     -----------
         Net cash provided by (used in) financing activities .........        200,688        (193,652)       (343,189)
                                                                          -----------     -----------     -----------

Net change in cash and cash equivalents ..............................           (524)          8,383              63
Cash and cash equivalents at beginning of year .......................          8,805             422             359
                                                                          -----------     -----------     -----------
Cash and cash equivalents at end of year .............................    $     8,281     $     8,805     $       422
                                                                          ===========     ===========     ===========

SUPPLEMENTARY INFORMATION:
   Interest paid .....................................................    $    28,723     $    20,109     $    44,806
   Taxes paid ........................................................             24             385           5,205

          See accompanying notes to consolidated financial statements.

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

Note A--Summary of Business and Significant Accounting Policies

1. Business and Financial Statement Presentation

      IFC is a mortgage loan conduit organization, which purchases primarily non-conforming mortgage loans from a network of third party correspondent sellers and wholesale brokers and originates loans with retail customers. IFC subsequently securitizes or sells such loans to permanent investors or IMH. On March 31, 1997, ownership of all of the Common Stock of IFC was transferred from Imperial Credit Industries, Inc. (ICII) to Joseph R. Tomkinson, Chief Executive Officer of IMH and IFC, William S. Ashmore, President of IMH and IFC, and Richard J. Johnson, Chief Financial Officer of IMH and IFC, who are entitled to 1% of the earnings or losses of IFC.

      The consolidated financial statements include the operations of IFC and its wholly-owned subsidiary, Impac Secured Asset Corporation (collectively, IFC) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the mortgage banking industry.

      All significant intercompany balances and transactions with IFC's consolidated subsidiary have been eliminated in consolidation. Interest income on affiliated short-term advances, due from affiliates, has been earned at the rate of 8.0% per annum. Interest expense on affiliated short-term borrowings, due to affiliates, has been incurred at the rate of 8.0% per annum. Costs and expenses of IFC have been charged to Impac Commercial Holdings, Inc. (ICH) in proportion to services provided per the submanagement agreement between FIC Management Inc. (FIC), IMH and IFC, not to exceed an annual fee of $250,000. The submanagement agreement between FIC, IMH and IFC expired in December of 1999. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current presentation.

      Management of IFC has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

2. Cash and Cash Equivalents

      For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash and money market mutual funds. IFC considers investments with maturities of three months or less at date of acquisition to be cash equivalents.

3. Gain on Sale of Loans

      IFC recognizes gains or losses on the sale of loans when the sales transaction settles or upon the securitzation of the mortgage loans when the risks of ownership have passed to the purchasing party. Gains and losses may be increased or decreased by the amount of any servicing released premiums received and costs associated with the acquisition or origination of mortgage loans. Gain on sale of loans or securities to IMH are deferred and accreted over the estimated life of the loans or securities using the interest method.

      A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than a beneficial interest in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. To determine the value of the securities, IFC estimates future rates of prepayments, prepayment

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY penalties to be received by IFC, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

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

      IFC allocates its basis in the mortgage loans between the portion of the mortgage loans sold through the certificates and the portion retained based on the relative fair values of those portions on the date of the sale. IFC may recognize gains or losses attributable to the changes in the fair value of the residuals, which are recorded at estimated fair value and accounted for as held-for-trading securities at IFC. The market for the purchase or sale of residuals is not considered liquid. IFC determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate which IFC believes is commensurate with the risks involved. Some of the residual interests generated by IFC are sold to IMH and accounted for as available-for-sale securities at IMH.

      The Company receives periodic servicing fees for the servicing and collection of the mortgage loans as master servicer of the securitized loans. The Company is also entitled to the cash flows from the residual that represent collections on the mortgage loans in excess of the amounts required to pay the certificate principal and interest, the servicing fees and certain other fees such as trustee and custodial fees. At the end of each collection period, cash collected from the mortgage loans are allocated to the base servicing and other fees for the period, then to the certificate holders for interest at the pass-through rate on the certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the over-collateralization account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related over-collateralization account, the excess is released to the Company. If the over-collateralization account balance is not at the required credit enhancement level, the excess cash collected is retained in the over-collateralization account until the specified level is

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY achieved. The cash and collateral in the over-collateralization account is restricted from use by the Company. Pursuant to certain servicing agreements, cash held in the over-collateralization accounts may be used to make accelerated principal paydowns on the certificates to create additional excess collateral in the over-collateralization account.

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

7. Mortgage Servicing Rights

      The Company allocates a portion of the cost of acquiring a mortgage loan to the mortgage loan servicing rights based on its fair value relative to the components of the loan. To determine the fair value of the servicing rights created, IFC uses a valuation model that calculates the present value of future net servicing revenues to determine the fair value of the servicing rights. In using this valuation method, IFC incorporates assumptions that it believes market participants would use in estimating future net servicing, an inflation rate, ancillary income per loan, a prepayment rate, a default rate and a discount rate commensurate with the risk involved. MSRs are amortized in proportion to, and over the period of expected net servicing income. The mortgage servicing rights are considered impaired when the fair value using a discounted cash flow analysis is less than the carrying value. In that event, an impairment loss is recognized in the respective period. The Company uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent sale. As of December 31, 2000, the Company used estimates for loan prepayment rates ranging from 10% to 40% and a discount rate of 11%.

      As of December 31, 2000 and 1999, IFC is the master servicer for $2.6 billion and $1.4 billion of loans collateralizing REMIC securities and $1.3 billion and $885.2 million of mortgage loans collateralizing CMOs, respectively. IFC recognizes gain or loss on the sale of servicing rights when the sales contract has been executed and ownership is determined to have passed to the purchasing party. Gains and losses are computed by deducting the basis in the servicing rights and any other costs associated with the sale from the purchase price.

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

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

9. Futures

      To control risk, IFC uses future contracts on Treasury Bonds and Treasury notes to hedge against interest rate fluctuations and options on futures. The use of these instruments provides for increased liquidity, lower transaction costs and more effective short-term coverage than cash and mortgage-backed securities. However, IFC is vulnerable to the basis risk that is inherent in cross-hedging transactions. IFC uses the buying and selling of futures contracts on Treasury bonds and Treasury notes when the market is vulnerable to day to day corrections. Executing hedges with these instruments allows IFC to more effectively hedge the risks of corrections or reverses in the market without committing mandatory sales on mortgage-backed securities or cash. IFC utilizes these instruments on a short-term basis to fine-tune its overall hedge position at a lower cost. The Company's policy prior to the adoption of SFAS 133 as discussed below has been to defer hedging gains or losses until the related asset is sold. The hedge is then recognized and applied against the gain or loss on the sale.

10. Forward Contracts and Options

      In order to hedge against a change in market value of the loans it acquires and originates, IFC sells mortgage-backed securities through forward delivery contracts. Income or loss on these contracts is recorded at the time of sale of the related contracts or loans as a component of the gain or loss on sale of the loans. If any party to the contracts fails to completely perform, IFC would be exposed to additional interest rate risk. IFC's principal hedging activity consists of optional and mandatory commitments to deliver closed mortgage loans to institutional investors, which do not require any collateral deposits. Written options are stated at market value.

11. Servicing Income

      Servicing income is reported as earned, principally on a cash basis when the majority of the service process is completed.

12. Recent Accounting Pronouncements

      In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140 to replace SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. Statement No. 140 will be the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions, (4) wash sales; (5) servicing assets and liabilities;
(6) collateralized borrowing arrangements; (7) securities lending transactions;
(8) repurchase agreements; and (9) extinguishment of liabilities. The accounting provisions are effective for fiscal years beginning after March 31, 2001. The reclassification and disclosure provisions are effective for fiscal years beginning after December 31, 2000. The Company adopted the disclosure required by SFAS No. 140 and has included all appropriate and necessary disclosures required by SFAS No. 140 in its financial statements and footnotes. The adoption of the accounting provision is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.

      Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement and approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

      As part of IFC's secondary marketing activities, IFC utilizes option and futures contracts to hedge the value of loans originated for sale against adverse changes in interest rates. At December 31, 2000, option contracts amounted to approximately $10.0 million. IFC does not recognize unrealized gains and losses on these contracts on the balance sheet or statement of operations. Instead, when mortgage loans are securitized or sold, the deferred gains or losses from these contracts are recognized in the income statement as a component of net gains or losses on sales of loans. On January 1, 2001, IFC adopted SFAS 133, and at that time, designated the derivative instruments in accordance with the requirements of the new standard. These cash flow derivative instruments hedge the variability of forecasted cash flows attributable to interest rate risk. Cash flow hedges are accounted for by recording the value of the derivative instrument on the balance sheet as either an asset or liability with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period the hedged cash flow occurs. Derivative gains and losses not considered effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement. With the implementation of SFAS 133, IFC recorded pre-tax transition amounts associated with establishing the fair values of the derivative instruments and hedged items outstanding as of December 31, 2000. The effect of pre-tax transition adjustments on the balance sheet and statement of operations as of December 31, 2000 in compliance with SFAS 133 are as follows (in thousands):

   Balance Sheet Adjustments:
   Other assets ...............................................  $   260
   Other liabilities ..........................................    1,191
   Other comprehensive earnings ...............................     (914)
   Statement of Operations Adjustment:
   Net earnings ...............................................      (17)

      In November 1999, the FASB issued Emerging Issues Task Force No. 99-20 (EITF 99-20) "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20 sets forth the rules for (1) recognizing interest income (including amortization of premium or discount) on (a) all credit sensitive mortgage assets and asset-backed securities and (b) certain prepayment-sensitive securities and (2) determining whether these securities must be written down to fair value because of impairment. EITF 99-20 is effective for the Company after March 31, 2001. The adoption of EITF 99-20 is not expected to have a material impact on the Company's consolidated balance sheet or results of operation.

Note B--Securities Available-for-Sale

      During 2000, IFC wrote-off substantially all of its investment securities available-for-sale which were securities secured by franchise mortgage receivables.

Note C--Mortgage Loans Held-for-Sale

      Mortgage loans purchased by IFC are fixed rate and adjustable rate non-conforming mortgage loans secured by first and second liens on single-family residential properties. During the years ended December 31, 2000 and 1999,

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

IFC acquired $2.1 billion and $1.7 billion, respectively, of mortgage loans and sold $1.9 billion of mortgage loans during 2000 and 1999. Of the mortgage loans sold by IFC during 2000 and 1999, $454.0 million and $638.3 million, respectively, were sold to IMH including premiums of $3.3 million and $877,000, respectively. At December 31, 2000 and 1999, approximately 51% and 23%, respectively, of mortgage loans held-for-sale were collateralized by properties located in California.

      Mortgage loans held-for-sale consisted of the following:

                                                     At December 31,
                                               --------------------------
                                                 2000              1999
                                               --------          --------
                                                     (in thousands)
      Mortgage loans held-for-sale ........... $ 270,356          $66,041
      Premium on loans .......................     5,221            1,251
      Deferred hedging gains (losses) ........        (7)             792
                                               ---------          -------
                                               $ 275,570          $68,084
                                               =========          =======

      Included in other liabilities at December 31, 2000 and 1999 is an allowance for repurchases of $300,000 and $592,000, respectively.

Note D--Premises and Equipment

      Premises and equipment consisted of the following:

                                                     At December 31,
                                               --------------------------
                                                 2000              1999
                                               --------          --------
                                                     (in thousands)
      Premises and equipment ............      $ 8,774            $ 6,146
      Less: Accumulated depreciation ....       (3,737)            (2,571)
                                               -------            -------
                                               $ 5,037            $ 3,575
                                               =======            =======

Note E--Mortgage Servicing Rights

      Activity for mortgage servicing rights was as follows:

                                               For the year ended December 31,
                                               -------------------------------
                                                 2000              1999
                                               --------          --------
                                                     (in thousands)
      Beginning Balance ...................... $15,621            $14,062
      Net additions ..........................     496              7,968
      Impairment of mortgage servicing rights       --             (1,078)
      Amortization ...........................  (5,179)            (5,331)
                                               -------            -------
                                               $10,938            $15,621
                                               =======            =======

      At December 31, 2000 and 1999, approximately $3.3 million and $6.2 million, respectively, of mortgage servicing rights relates to $1.4 billion and $1.6 billion of mortgage loans sold to IMH during 2000 and 1999, respectively.

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

Note F--Other Borrowings

      IFC entered into reverse repurchase agreements with major brokerage firms to fund the purchase of mortgage loans. IFC had an uncommitted warehouse line agreement to obtain financing up to $200.0 million from a major investment bank. The borrowings outstanding under this reverse repurchase agreement were paid off by November 2000. The following tables sets forth information regarding reverse repurchase agreements at December 31, 1999 (in thousands):

                                            At December 31, 1999
                         -------------------------------------------------------
                                         Reverse
                           Type of     Repurchase        Underlying     Maturity
                         Collateral     Liability        Collateral       Date
                         ----------     ---------        ----------       ----
Lender 1..............    Mortgages       $181              $253          N/A
                                          ====              ====

Note G--Income Taxes

      IFC's income taxes (benefit) are as follows:

                                                 For the year ended December 31,
                                                --------------------------------
                                                 2000         1999        1998
                                                -------      ------     -------
                                                       (in thousands)
Current income taxes:
   Federal ................................     $    42      $  248     $(3,673)
   State ..................................       1,832           2          --
                                                -------      ------     -------
      Total current income taxes ..........       1,874         250      (3,673)
                                                -------      ------     -------
Deferred income taxes:
   Federal ................................        (960)      2,115      (3,533)
   State ..................................        (144)        862      (1,532)
                                                -------      ------     -------
      Total deferred income taxes .........      (1,104)      2,977      (5,065)
                                                -------      ------     -------
         Total income taxes (benefit) .....     $   770      $3,227     $(8,738)
                                                =======      ======     =======

      The Company's effective income taxes (benefit) differ from the amount determined by applying the statutory Federal rate of 34% for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                 2000         1999        1998
                                                -------     -------     -------
                                                       (in thousands)
Income taxes (benefit) at Federal tax rate ..... $ (343)    $ 2,570     $(7,735)
State tax, net of Federal income tax (benefit)..    (89)        570      (1,011)
California franchise tax accrual, net of
Federal income tax (benefit)....................  1,203          --          --
Other ..........................................     (1)         87           8
                                                -------     -------     -------
                                                $   770      $3,227     $(8,738)
                                                =======      ======     =======

      The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

                                                           2000           1999
                                                          -------       -------
                                                              (in thousands)
Deferred tax assets:
-------------------
Deferred revenue ...................................      $ 2,041       $ 3,142
Forward commitments ................................            8            14
Depreciation .......................................          105            28
Salary accruals ....................................          328           169
Other accruals .....................................          831           585
Loan mark-to-market ................................           94            --
Non-accrual loans ..................................          100            91
Accrued interest ...................................          273            --
REMIC interest .....................................          118            --
State franchise tax ................................          620            --
Provision for repurchases ..........................          121           244
Contribution carryover .............................            5            --
Minimum tax credit .................................          233           292
Net operating loss .................................        1,458         2,871
                                                          -------       -------
      Total gross deferred tax assets ..............        6,335         7,436
                                                          -------       -------

Deferred tax liabilities:
------------------------
Mortgage servicing rights ..........................        4,269         6,168
Deferred gain ......................................          174           449
Mark to market .....................................           --            31
                                                          -------       -------
      Total gross deferred tax liabilities .........        4,443         6,648
                                                          -------       -------
      Net deferred tax (asset) liability ...........      $(1,892)      $  (788)
                                                          =======       =======

      As of December 31, 2000, the Company has net operating loss carry-forwards for federal and state income tax purposes of $3.4 million and $4.3 million, which are available to offset future taxable income, if any, through 2018 and 2004, respectively. In addition, the Company has an alternative minimum tax credit carry-forward of approximately $233,000 which is available to reduce future federal regular income taxes, if any, over an indefinite period.

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

Note H--Disclosures About Fair Value of Financial Instruments

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

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

                                              December 31, 2000         December 31, 1999
                                          ------------------------   ----------------------
                                            Carrying    Estimated    Carrying    Estimated
                                             Amount     Fair Value    Amount     Fair Value
                                          -----------   ----------   --------    ----------
                                                            (in thousands)
                 Assets
                 ------
Cash and cash equivalents .............     $  8,281     $  8,281     $ 8,805     $ 8,805
Securities available-for-sale .........          266          266       1,887       1,887
Mortgage loans held-for-sale ..........      275,570      281,126      68,084      68,084
Due from affiliates ...................           --           --       4,307       4,307

              Liabilities
              -----------
Borrowings from IWLG ..................      266,994      266,994      66,125      66,125
Other borrowings ......................           --           --         181         181
Due to affiliates .....................       14,500       14,500      14,500      14,500
Loan commitments ......................           --           20          --          34

                                                December 31, 2000
                                     ------------------------------------------
                                     Notional       Carrying        Unrealized
       Off-balance sheet items        Amount         Value            Gain
       -----------------------       --------       --------        ----------
                                                 (in thousands)
Forward contracts ...........        $29,000        $    --           $(44)
Futures contracts ...........             --             --             --
Option contracts ............         10,000             38            (89)

                                                December 31, 1999
                                     -----------------------------------------
                                     Notional       Carrying       Unrealized
       Off-balance sheet items        Amount          Value           Gain
       -----------------------       --------       --------        ----------
                                                 (in thousands)
Forward contracts ..............     $110,000           $--           $471
Futures contracts ..............       10,000            --             54
Option contracts ...............       20,000            95             30

      The fair value estimates as of December 31, 2000 and 1999 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.

      The following describes the methods and assumptions used by IFC in estimating fair values:

   Cash and Cash Equivalents

      Fair value approximates carrying amounts as these instruments are demand deposits and do not present unanticipated interest rate or credit concerns.

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

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

Note I--Employee Benefit Plans

   Profit Sharing and 401(k) Plan

      IFC does not have its own 401(k) or profit sharing plan. As such, employees of IFC participate in ICII's 401(k) plan. Under ICII's 401(k) plan, employees of the Company may contribute up to 14% of their salaries. The Company will match 50% of the first 4% of employee contributions. Additional Company contributions may be made at the discretion of IFC. The Company recorded approximately $384,000, $135,000 and $340,000 for matching and discretionary contributions during 2000, 1999 and 1998, respectively.

Note J--Related Party Transactions

   Related Party Cost Allocations

      During 2000, 1999 and 1998, IMH and IWLG were allocated data processing, executive and operations management, and accounting services that IFC incurred during the normal course of business per the Company's submanagement agreement with RAI Advisors Inc. (RAI). IFC, through RAI, charged IMH and IWLG for management and operating services based upon usage which management believes was reasonable. In May 1999, the submanagement agreement with RAI was terminated and IFC entered into a new submanagement agreement with FIC Management, Inc., pursuant to which IFC provides services to ICH. Prior to the submanagement agreement with RAI and after RAI was terminated, IMH and IWLG were allocated data processing, executive and operations management,

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY and accounting services that IFC incurred during the normal course of business. IFC charged IMH and IWLG for management and operating services based upon usage which management believes was reasonable. Total cost allocations charged by IFC to IMH and IWLG for the year ended December 31, 2000, 1999 and 1998 were $1.5 million, $1.2 million and $968,000, respectively.

      In December 1997, IFC entered into a services agreement with Imperial Credit Advisors, Inc. (ICAI), a subsidiary of ICII, under which ICAI provides various services to IFC, including data processing, human resource administration, general ledger accounts, check processing, remittance processing and payment of accounts payable. ICAI charges fees for each of the services based upon usage. The charge to IFC for coverage is based upon a pro rata portion of costs ICAI incurred for its various policies. Total allocation of expense for the years ended December 31, 2000, 1999, and 1998 was $215,000, $180,000, and $178,000, respectively.

      Lease Agreement: IMH and IFC entered into a premises operating sublease agreement to rent approximately 74,000 square feet of office space in Newport Beach, California, for a ten-year term, which expires in May 2008. IMH and IFC pay monthly rental expenses and allocate the cost to subsidiaries and affiliated companies on the basis of square footage occupied. The majority of occupancy charges incurred were paid by IFC as most of the Company's employees are employed by the Mortgage Operations. Total rental expense for the years ended December 31, 2000, 1999, and 1998 were $1.6 million, $1.1 million, and $1.3 million, respectively, of which $1.5 million, $1.0 million and $1.2 million, respectively, was paid by IFC.

   Credit Arrangements - Current

      IFC maintains a warehouse financing facility with IWLG. Advances under the warehouse facility bears interest at Bank of America's prime rate. As of December 31, 2000 and 1999, amounts outstanding on IFC's warehouse line with IWLG were $219.1 million and $66.1 million, respectively. Interest expense recorded by IFC related to warehouse line with IWLG for the years ended December 31, 2000, 1999, and 1998, was $26.5 million, $18.4 million, and $32.7 million, respectively.

      In January 1999, ILG obtained a warehouse financing facility with IWLG. At January 1, 2000, ILG became a division of IFC. Advances under the warehouse facility bears interest at prime. As of December 31, 2000 and 1999, amounts outstanding on ILG's warehouse line with IWLG were $47.9 million and $1.2 million, respectively. Interest expense recorded by ILG warehouse lines with IWLG for the years ended December 31, 2000 and 1999, was $1.5 million and $293,000, respectively.

      During the normal course of business, IFC may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due from affiliates", while borrowings are reflected as "Due to affiliates" on IFC's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. Interest income recorded by IFC related to short-term advances due from affiliates for the years ended December 31, 2000, 1999 and 1998 was $161,000, $463,000 and $1.7 million, respectively. Interest expense recorded by IFC related to short-term advances due to affiliates for the years ended December 31, 2000, 1999 and 1998 was $226,000, $977,000 and $2.0
million, respectively.

   Transactions with IMH and IWLG

      Purchase of Mortgage Loans: During the year ended December 31, 1999, IFC purchased from IMH mortgage loans having a principal balance of $10.8 million including premiums of $294,000.

      Advances: During 1999, IFC was advanced $14.5 million in cash from IMH at an interest rate of 9.50% per annum in exchange for an interest only note due June 30, 2004, in anticipation of the initial capitalization of the Bank

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY and to fund the operations of IFC and other strategic opportunities deemed appropriate by IFC. Interest expense recorded by IFC related to this note was $1.4 million and $696,000, respectively.

      Sale of Mortgage Loans: During the years ended December 31, 2000 and 1999, IFC sold to IMH mortgage loans having a principal balance of $450.7 million and $637.4 million, respectively. The loans were sold with premiums of $3.3 million and $877,000, respectively. Servicing rights on all mortgages purchased by IMH were retained by IFC.

      Purchases and Sales of Mortgage-Backed Securities: During the year ended December 31, 1999, IFC sold $22.0 million of mortgage-backed securities to IMH for $18.3 million net of discounts of $3.7 million. During the year ended December 31, 1999, IFC purchased $7.5 million of mortgage-backed securities from IMH for $3.8 million net of discounts of $3.7 million. None were purchased during 2000.

      Purchase of Mortgage Loans: During the year ended December 31, 1999, IFC acquired $5.4 million of mortgage loans from WSI, an affiliate of the Company. James Walsh, Executive Vice President of WSI, is a Director of the Company. None were purchased during 2000.

Note K--Commitments and Contingencies

   Master Servicing

      Properties securing mortgage loans in IFC's master servicing portfolio are primarily located in California. As of December 31, 2000 and 1999, approximately 39% and 40%, respectively, of mortgage loans in IFC's master servicing portfolio were located in California. As of December 31, 2000 and 1999, IFC was master servicing loans totaling approximately $4.0 billion and $2.9 billion, respectively, of which $3.9 billion and $2.8 billion, respectively, were serviced for others. As of December 31, 2000 and 1999, IFC is the master servicer for $2.6 billion and $1.4 billion, respectively, of loans collateralizing fixed rate REMIC securities and $1.3 billion and $885.2 million, respectively, of loans collateralizing CMOs. Related fiduciary funds are held in trust for investors in non-interest bearing accounts. These funds are segregated in special bank accounts and are held as deposits at Southern Pacific Bank.

   Master Commitments

      IFC establishes mortgage loan purchase commitments (Master Commitments) with sellers that, subject to certain conditions, entitle the seller to sell and obligate IFC to purchase a specified dollar amount of non-conforming mortgage loans over a period generally ranging from six months to one year. The terms of each Master Commitment specify whether a seller may sell loans to IFC on a mandatory, best efforts or optional basis. Master commitments generally do not obligate IFC to purchase loans at a specific price, but rather provide the seller with a future outlet for the sale of its originated loans based on IFC's quoted prices at the time of purchase. As of December 31, 2000 and 1999, IFC had outstanding short term Master Commitments with 135 and 88 sellers, respectively, to purchase mortgage loans in the aggregate principal amount of $2.1 billion and $1.9 billion, respectively, over periods ranging from six months to one year, of which $1.2 billion and $747.5 million, respectively, had been purchased or committed to be purchased pursuant to rate locks. These rate-locks were made pursuant to Master Commitments, bulk rate-locks and other negotiated rate-locks. There is no exposure to credit loss in this type of commitment until the loans are funded, and interest rate risk associated with the short-term commitments is mitigated by the use of forward contracts to sell loans to investors.

      Following the issuance of a specific rate-lock, IFC is subject to the risk of interest rate fluctuations and enters into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgage loans or mortgage-backed securities, interest rate caps, floors and swaps, mandatory forward sales, mandatory or optional sales of futures, and other financial futures transactions. The nature and quantity of hedging transactions are determined by the management of IFC based on various factors, including market conditions and the

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY expected volume of mortgage loan purchases. Deferred hedging gains and losses are presented on IFC's balance sheet in other assets. These deferred amounts are recognized upon the sale or securitization of the related mortgage loans. Deferred hedging gains and losses are presented on IFC's balance sheet in mortgage loans held-for-sale. As of December 31, 2000 and 1999, IFC had $(7,000) and $792,000, respectively, of deferred hedging gains (losses) included in mortgage loans held-for-sale.

   Forward Contracts

      IFC sells mortgage-backed securities through forward delivery contracts with major dealers in such securities. At December 31, 2000 and 1999, IFC had $29.0 million and $110.0 million, respectively, in outstanding commitments to sell mortgage loans through mortgage-backed securities. These commitments allow IFC to enter into mandatory commitments when IFC notifies the investor of its intent to exercise a portion of the forward delivery contracts. IFC was not obligated under mandatory commitments to deliver loans to such investors at December 31, 2000 and 1999. The credit risk of forward contracts relates to the counterparties' ability to perform under the contract. IFC evaluates counterparties based on their ability to perform prior to entering into any agreements.

   Futures Contracts

      IFC sells futures contracts against five and ten-year Treasury notes with major dealers in such securities. At December 31, 2000 and 1999, IFC had none and $10.0 million, respectively, in outstanding commitments to sell Treasury notes which expire within 90 days.

   Options

      In order to protect against changes in the value of mortgage loans held for sale, IFC may sell call or buy put options on U.S. Treasury bonds and mortgage-backed securities. IFC generally sells call or buys put options to hedge against adverse movements of interest rates affecting the value of its mortgage loans held for sale. The risk in writing a call option is that IFC gives up the opportunity for profit if the market price of the mortgage loans increases and the option is exercised. IFC also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium IFC paid for the put option. IFC had written option contracts with an outstanding principal balance of $10.0 million and $20.0 million at December 31, 2000 and 1999, respectively. IFC received approximately $38,000 and $95,000 in premiums on these options at December 31, 2000 and 1999, respectively.

   Sales of Loans and Servicing Rights

      In the ordinary course of business, IFC is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, IFC is required to repurchase mortgage loans if there has been a breach of representations or warranties. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect. At December 31, 2000 and 1999, included in other liabilities are $300,000 and $592,000, respectively, in allowances for repurchases related to possible off-balance sheet recourse and repurchase agreement provisions.

   Legal Proceedings

      On August 4, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et. al. was filed in the Circuit Court of Clay County, Missouri, Case No. CV100-6512CC (a later duplicate action was filed under the same caption in the same court). The plaintiffs are contending a purported class action lawsuit that the defendants violated Missouri's Second Loans Act and Merchandising Practices Act by charging certain unauthorized origination fees, finders' fees, mortgage broker or broker fees, or closing fees and costs

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY on second mortgage loans, and thereby committed conversion from the illegal charge of interest or such costs or fees. IFC was a purchaser of second mortgage loans originated by Preferred Credit Corporation which the plaintiffs contend are included in this lawsuit. The plaintiffs are seeking damages that include a permanent injunction enjoining the defendants its successors and any and all persons acting in concert from, directly or indirectly, engaging in the wrongful acts described therein. It also seeks disgorgement or restitution of all improperly collected charges and the imposition of an equitable constructive trust over such amounts for the benefit of the plaintiffs, the right to rescind the loan transactions, and a right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans, actual damages, punitive damages, reasonable attorney's fees, pre- and post-judgment interest and costs and expenses. In connection with their claim of conversion, the plaintiffs are seeking $50 million in punitive damages. Damages are unspecified and the punitive damages in connection with the other claims are not specified. The Company believes that it has meritorious defenses to such claims and intends to defend these claims vigorously. Nevertheless, litigation is uncertain, and the Company may not prevail in this suit.

Note L--Retained Interests in Securitizations

      During 2000, IFC sold $1.3 billion of mortgage loans through the issuance of REMIC securitizations and recognized a pre-tax gain of $19.7 million, which is included in non-interest income. In all the securitizations, IFC sold to third party investors all mortgage-backed securities and MSRs created from REMICs at the time of securitization. However, IFC retained master servicing fees on all securitizations by virtue of its responsibilities as master servicer. IFC generally earns 0.03% per annum on the declining principal balance of loans master serviced. The retained interest in master servicing fees is included in mortgage servicing rights on the balance sheet. The value of master servicing fees in subject to prepayment and interest rate risks on the transferred financial assets. The fair value assigned to the retained interest in master servicing fees at the date of securitization was $1.2 million.

The Company uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS 125. These assumptions and estimates include projections for loan prepayment rates and discount rates commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income would be affected. At December 31, 2000, the carrying amount and estimated fair value of MSRs was $10.9 million and $12.8 million, respectively. As of December 31, 2000, IFC had $275.6 million of mortgage loans held-for-sale that were available for securitization.

Note M--Subsequent Events

      On February 20, 2001, IFC purchased $5.0 million of IMH's Series C 10.5% Cumulative Convertible Preferred Stock from LBP, Inc. (LBPI) at cost plus accrued interest.

      On March 27, 2001, IFC agreed in principle to purchase another $5.0 million of IMH's Series C 10.5% Cumulative Convertible Preferred Stock from LBPI for $5.25 million plus accrued interest.

      IFC completed a REMIC securitization in January of 2001 for $200.0 million.

Note N--Quarterly Financial Data (unaudited)

      Selected quarterly financial data for 2000 follows (in thousands):

                                                             For the Three Months Ended,
                                               -------------------------------------------------------
                                               December 31,  September 30,     June 30,      March 31,
                                               ------------  -------------     --------      ---------
Net interest income (expense) ...............      $  (460)       $  (325)      $    93       $  (715)
Non-interest income .........................        8,502          6,291         5,545         6,780
Non-interest expense (including income taxes)        8,872          5,822         7,144         5,653
Net earnings (loss) .........................         (830)           144        (1,506)          412

                    IMPAC FUNDING CORPORATION AND SUBSIDIARY

      Selected quarterly financial data for 1999 follows (in thousands):

                                                             For the Three Months Ended,
                                               ------------------------------------------------
                                               December 31,  September 30,  June 30,  March 31,
                                               ------------  -------------  --------  ---------
Net interest income (expense) ...............      $  (571)      $   392     $   363    $   88
Non-interest income .........................        4,204        10,427      11,181     7,486
Non-interest expense (including income taxes)        4,873         7,771      10,121     6,473
Net earnings (loss) .........................       (1,240)        3,048       1,423     1,101