Form 10-Q
period 2001-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2001-05-15
CIK 1000298

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001

OR

[_]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______________ to ______________

Commission File Number: 0-19861 Impac Mortgage Holdings, Inc. (Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0675505 (I.R.S. Employer Identification No.)

1401 Dove Street Newport Beach, CA (Address of Principal Executive Offices)	92660 (Zip Code)

Registrant’s telephone number, including area code: (949) 475-3600 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.01 par value	American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     On May 11, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $115.8 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of May 11, 2001 was 20,394,956.

Documents incorporated by reference: None

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

2

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	March 31,	December 31,
	2000	2001
ASSETS

Cash and cash equivalents	$ 10,483	$ 17,944
Investment securities available-for-sale	36,253	36,921
Loan Receivables:
CMO collateral	1,250,728	1,372,996
Finance receivables	455,517	405,438
Mortgage loans held-for-investment	200,188	16,720
Allowance for loan losses	(6,295)	(5,090)
Net loan receivables	1,900,138	1,790,064
Investment in Impac Funding Corporation	15,107	15,762
Due from affiliates	14,500	14,500
Accrued interest receivable	12,361	12,988
Other real estate owned	6,284	4,669
Other assets	4,532	5,990
Total assets	$ 1,999,658	$ 1,898,838
LIABILITIES

CMO borrowings	$ 1,177,223	$ 1,291,284
Reverse repurchase agreements	615,367	398,653
Borrowings secured by investment securities available-for-sale	18,976	21,124
Senior subordinated debentures	7,047	6,979
Accrued dividends payable	788	788
Other liabilities	1,204	1,570
Total liabilities	1,820,605	1,720,398

STOCKHOLDERS’ EQUITY

Preferred stock; $.01 par value; 6,300,000 shares authorized;
none issued or outstanding at March 31, 2001 and December 31, 2000,
respectively	—	—
Series A junior participating preferred stock, $.01 par value;
2,500,000 shares authorized; none issued and outstanding at March 31,
2001 and December 31, 2000	—	—
Series C 10.5% cumulative convertible preferred stock, $.01 par value;
$30,000 liquidation value; 1,200,000 shares authorized; 1,200,000
issued and outstanding at March 31, 2001 and December 31, 2000	12	12
Common stock; $.01 par value; 50,000,000 shares authorized; 20,385,456 and
20,409,956 shares issued and outstanding at March 31, 2001 and
December 31, 2000, respectively	204	204
Additional paid-in capital	325,298	325,350
Accumulated other comprehensive loss	(239)	(568)
Notes receivable from common stock sales	(920)	(902)
Net accumulated deficit:
Cumulative dividends declared	(104,761)	(103,973)
Accumulated deficit	(40,541)	(41,683)
Net accumulated deficit	(145,302)	(145,656)
Total stockholders’ equity	179,053	178,440
Total liabilities and stockholders’ equity	$ 1,999,658	$ 1,898,838

See accompanying notes to consolidated financial statements. 3

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE EARNINGS (LOSS) (in thousands, except per share data)

	For the Three Months Ended March 31,
	2001	2000
INTEREST INCOME:
Mortgage Assets	$ 38,793	$ 33,591
Other interest income	606	549
Total interest income	39,399	34,140
INTEREST EXPENSE:
CMO borrowings	20,592	19,131
Reverse repurchase agreements	8,859	7,352
Borrowings secured by investment securities available-for-sale	678	885
Senior subordinated debentures	311	315
Other borrowings	66	42
Total interest expense	30,506	27,725
Net interest income	8,893	6,415
Provision for loan losses	4,038	13,183
Net interest income (loss) after provision for loan losses	4,855	(6,768)
NON-INTEREST INCOME:
Equity in net earnings of Impac Funding Corporation	1,290	408
Loan servicing fees	292	162
Other income	543	791
Total non-interest income	2,125	1,361
NON-INTEREST EXPENSE:
Professional services	619	660
General and administrative and other expense	376	273
Personnel expense	305	146
Mark-to-market loss - FAS 133	864	—
(Gain) loss on disposition of other real estate owned	(639)	428
Write-down on investment securities available-for-sale	—	23,979
Total non-interest expense	1,525	25,486
Earnings (loss) before cumulative effect of change in accounting principle	5,455	(30,893)
Cumulative effect of change in accounting principle	(4,313)	—
Net earnings (loss) after cumulative effect of change in accounting principle	1,142	(30,893)
Less: Cash dividends on cumulative convertible preferred stock	(788)	(788)
Net earnings (loss) available to common stockholders	354	(31,681)
Other comprehensive earnings (loss):
Unrealized gains on securities:
Unrealized holding gains arising during period	401	3,279
Less: Reclassification of losses included in earnings (loss)	(72)	3,814
Net unrealized gains arising during period	329	7,093
Comprehensive earnings (loss)	$ 1,471	$(23,800)
Earnings (loss) per share before cumulative effect of change in accounting principle
Earnings (loss) per share—basic	$ 0.23	$ (1.48)
Earnings (loss) per share—diluted	$ 0.20	$ (1.48)
Net Earnings (loss) per share after cumulative effect of change in accounting principle
Net earnings (loss) per share—basic	$ 0.02	$ (1.48)
Net earnings (loss) per share—diluted	$ 0.04	$ (1.48)

See accompanying notes to consolidated financial statements. 4

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

		For the Three Months Ended March 31,
		2001	2000
Cash flows from operating activities:
Net earnings (loss)		$ 5,455	$(30,893)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle		(4,313)	—
Equity in net earnings of Impac Funding Corporation		(1,290)	(408)
Provision for loan losses		4,038	13,183
Amortization of loan premiums and securitization costs	;	2,425	4,452
(Gain) loss on disposition of other real estate owned		(639)	428
Write-down of investment securities available-for-sale	;	—	23,979
Net change in accrued interest receivable		627	343
Net change in other assets and liabilities		1,040	(891)
Net cash provided by operating activities		7,343	10,193
Cash flows from investing activities:
Net change in CMO collateral		117,922	(3,443)
Net change in finance receivables		(50,654)	(25,213)
Net change in mortgage loans held-for-investment		(187,163)	9,617
Proceeds from sale of other real estate owned, net		2,382	4,647
Dividend from Impac Funding Corporation		1,945	—
Net principal reductions on investment securities available-for-sale		997	980
Net cash used in investing activities		(114,571)	(13,412)
Cash flows from financing activities:
Net change in reverse repurchase agreements and other borrowings		214,634	(320,033)
Proceeds from CMO borrowings		—	451,950
Repayments of CMO borrowings		(114,061)	(123,583)
Dividends paid		(788)	(3,608)
Advances to purchase common stock, net of principal reductions		(18)	—
Net cash provided by financing activities		99,767	4,726
Net change in cash and cash equivalents		(7,461)	1,507
Cash and cash equivalents at beginning of period		17,944	20,152
Cash and cash equivalents at end of period		$ 10,483	$ 21,659
Supplementary information:
Interest paid		$ 29,420	$ 24,537
Non-cash transactions:
Transfer of mortgage loans held-for-investment to CMO collateral		$ —	$ 337,016
Dividends declared and unpaid		788	3,356
Accumulated other comprehensive gain		329	7,093
Loans transferred to other real estate owned		3,358	3,861

See accompanying notes to consolidated financial statements. 5

IMPAC MORTGAGE HOLDINGS, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

     Unless the context otherwise requires, references herein to the “Company” refer to Impac Mortgage Holdings, Inc. (IMH) and its subsidiaries, IMH Assets Corporation (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), and Impac Funding Corporation (together with its wholly-owned subsidiary, Impac Secured Assets Corporation, IFC), collectively. References to IMH refer to Impac Mortgage Holdings, Inc. as a separate entity from IMH Assets, IWLG, and IFC.

     1. Basis of Financial Statement Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

     The operations of IMH have been presented in the consolidated financial statements for the three months ended March 31, 2001 and 2000 and include the financial results of IMH’s equity interest in net earnings of IFC and IMH Assets and IWLG as stand-alone entities. The results of operations of IFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations of the Company as “Equity in net earnings of Impac Funding Corporation.”

2. Organization

     The Company is a mortgage real estate investment trust (Mortgage REIT) which, together with its subsidiaries and related companies, primarily operates three businesses: (1) the Long-Term Investment Operations, (2) the Mortgage Operations, and (3) the Warehouse Lending Operations. The Long-Term Investment Operations invests primarily in non-conforming residential mortgage loans that are originated and acquired by the Mortgage Operations and securities backed by such mortgage loans. The Mortgage Operations are comprised of the Conduit Operations, which primarily purchases non-conforming mortgage loans from correspondent brokers, and subsequently sells or securitizes such loans, and the Wholesale and Retail Lending Operations, which allows brokers and retail customers to access the Company directly to originate, underwrite and fund their loans. The Warehouse Lending Operations provides short-term lines of credit to originators of mortgage loans. IMH is organized as a REIT for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level, provided that the Company distributes 90% of its taxable income to common stockholders.

Long-Term Investment Operations

     The Long-Term Investment Operations, conducted by IMH and IMH Assets, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. The Long-Term Investment Operations investment strategy is to only acquire or invest in investment securities that are secured by mortgage loans underwritten and purchased by IFC (Impac Securities). Non-conforming residential mortgage loans are residential mortgages that do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The principal differences between conforming loans and non-conforming loans include applicable loan-to-value ratios, credit and income histories of the mortgagors, documentation required for approval of the mortgagors, type of properties securing the mortgage loans, loan sizes, and the mortgagors’ occupancy status with respect to the mortgaged properties. Second mortgage loans are mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes.

Mortgage Operations

     The Conduit Operations, conducted by IFC, purchases primarily non-conforming mortgage loans and, to a lesser extent, second mortgage loans from its network of first party correspondents and other sellers. IFC subsequently securitizes or sells such loans to permanent investors, including the Long-Term Investment Operations. IMH owns 99% of the economic interest in IFC, while Joseph R. Tomkinson, Chairman and Chief Executive Officer, William S. Ashmore, President and Chief Operating Officer, and Richard J. Johnson, Executive Vice President and Chief Financial Officer, are the holders of all the outstanding voting stock of, and 1% of the economic interest in, IFC.

     The Wholesale and Retail Lending Operations, conducted by Impac Lending Group (ILG), a division of IFC, markets, underwrites, processes and funds mortgage loans for both wholesale and retail customers. Through the wholesale division, ILG allows mortgage brokers to work directly with the Company to originate, underwrite and fund their mortgage loans. Many of the Company’s wholesale customers cannot conduct business with the Conduit Operations as correspondent sellers because they do not meet the higher net worth requirements or do not have the ability to close the loan in their name. Through the retail division, ILG markets mortgage loans directly to the public. Both the wholesale and retail mortgage divisions offer all of the loan programs that are offered by the Conduit Operations.

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

3. Summary of Significant Accounting Policies

Method of Accounting

     The consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.

Reclassifications

     Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140 to replace SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 will be the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. The accounting provisions are effective after March 31, 2001. The reclassification and disclosure provisions are effective for fiscal years beginning after December 31, 2000. The Company adopted the disclosure required by SFAS No. 140 and has included all appropriate and necessary disclosures required by SFAS No. 140 in its December 31, 2000 Form 10-K. The adoption of the accounting provision is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations.

     In November 1999, the FASB issued Emerging Issues Task Force No. 99-20 (EITF 99-20) “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” EITF 99-20 sets forth the rules for (1) recognizing interest income (including amortization of premium or discount) on (a) all credit sensitive mortgage assets and asset-backed securities and (b) certain prepayment-sensitive securities and (2) determining whether these securities must be written down to fair value due to impairment. EITF 99-20 is effective for the Company after March 31, 2001. The adoption of EITF 99-20 is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations.

4. Accounting for Derivatives and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 (collectively, SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement and approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing risk. The Company adopted SFAS 133 on January 1, 2001, and recorded a transition amount associated with establishing the fair values of the derivative instruments as of December 31, 2000.

     As part of the Company’s secondary marketing activities, it purchases interest rate caps to hedge against adverse changes in interest rates. The Company does not recognize unrealized gains and losses on these contracts in the balance sheet or statement of income. In general, the interest rate caps are allocated to CMOs to provide a hedge against a rise in interest rates. On January 1, 2001, the Company adopted SFAS 133, and at that time, designated the derivative instruments in accordance with the requirements of the new standard. These cash flow derivative instruments hedge the variability of forecasted cash flows attributable to interest rate risk. Cash flow hedges are accounted for by recording the value of the derivative instrument on the balance sheet as either an asset or liability with a corresponding offset recorded in other comprehensive income within stockholders’ equity. Amounts are reclassified from other comprehensive income to the income statement in the period the hedged cash flow occurs. Derivative gains and losses not considered effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement.

     With the implementation of SFAS 133, the Company recorded transition amounts associated with establishing the fair values of the derivative instruments as of December 31, 2000 as a decrease to net earnings of $4.3 million and reflected as a cumulative change in accounting principle in the Company’s statement of operations. During the first quarter of 2001, the Company recorded a mark-to-market loss of $864,000 when establishing the fair market valuation of derivative instruments outstanding as of March 31, 2001. The fair value of the Company’s derivative instruments at March 31, 2001 was $1.1 million.

5. Net Earnings (Loss) per Share

     The following table presents the computation of basic and diluted net earnings (loss) per share for the periods shown, as if all stock options and cumulative convertible preferred stock (Preferred Stock), if dilutive, were outstanding for these periods (in thousands, except per share data):

	For the Three Months Ended March 31,
	2001	2000
Numerator:
Earnings (loss) before cumulative effect of change in accounting principle	$ 5,455	$(30,893)
Cumulative effect of change in accounting principle	(4,313)	—

Net earnings (loss) after cumulative effect of change in accounting principle	1,142	(30,893)
Less: Dividends paid to preferred stockholders	(788)	(788)

Net earnings (loss) after cumulative effect of change in
accounting principle available to common stockholders	$ 354	$(31,681)

Denominator:
Basic weighted average number of common shares outstanding during the period	20,385	21,401
Impact of assumed conversion of Preferred Stock	6,356	—
Net effect of dilutive stock options	10	—

Diluted weighted average common and common equivalent shares	26,751	21,401

Earnings (loss) per share before cumulative effect of change in accounting principle
Earnings (loss) per share—basic	$ 0.23	$ (1.48)

Earnings (loss) per share—diluted	$ 0.20	$ (1.48)

Net earnings (loss) per share after cumulative effect of change in accounting principle
Net earnings (loss) per share—basic	$ 0.02	$ (1.48)

Net earnings (loss) per share—diluted	$ 0.04	$ (1.48)

     The Company had 187,036 and 689,002 stock options at March 31, 2001 and March 31, 2000, respectively, that were not considered in the dilutive calculation of earnings per share as the exercise price was higher than the market price for the period. The antidilutive effects of outstanding Preferred Stock as of December 31, 2000 was 6,356,000 shares.

6. Mortgage Assets

     Mortgage Assets consist of investment securities available-for-sale, mortgage loans held-for-investment, CMO collateral and finance receivables. At March 31, 2001 and December 31, 2000, Mortgage Assets consisted of the following (in thousands):

	March 31, 2001	December 31, 2000
Investment securities available-for-sale:
Subordinated securities collateralized by mortgages	$ 37,328	$ 37,920
Net unrealized losses	(1,075)	(999)

Carrying value of investment securities available-for-sale	36,253	36,921

Loan Receivables:
CMO collateral—
CMO collateral, unpaid principal balance	1,218,379	1,333,487
Unamortized net premiums on loans	21,057	22,759
Securitization expenses	10,769	14,123
Hedging costs	523	2,627

Carrying value of CMO collateral	1,250,728	1,372,996
Finance receivables—
Due from affiliates	222,320	267,033
Due from other mortgage banking companies	233,197	138,405

Carrying value of finance receivables	455,517	405,438
Mortgage loans held-for-investment—
Mortgage loans held-for-investment, unpaid principal balance	197,652	16,928
Unamortized net premiums (discounts) on loans	2,536	(208)

Carrying value of mortgage loans held-for-investment	200,188	16,720
Carrying value of Gross Loan Receivables	1,906,433	1,795,154
Allowance for loan losses	(6,295)	(5,090)

Carrying value of Net Loan Receivables	1,900,138	1,790,064

Total carrying value of Mortgage Assets	$ 1,936,391	$ 1,826,985

7. Segment Reporting

     The basis for the Company’s segments is to separate its entities as follows: segments that derive income from investment in long-term Mortgage Assets, segments that derive income by providing short-term financing and segments that derive income from the purchase and sale or securitization of mortgage loans.

     The Company internally reviews and analyzes its segments as follows:

•	The Long-Term Investment Operations, conducted by IMH and IMH Assets, invests primarily in non-conforming residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and in second mortgage loans.

•	The Warehouse Lending Operations, conducted by IWLG, provides warehouse and repurchase financing to affiliated companies and to approved mortgage banks, most of which are correspondents of IFC, to finance mortgage loans.

•	The Mortgage Operations, conducted by IFC and ILG, purchases and originates non-conforming mortgage loans and second mortgage loans from its network of third party correspondent sellers, wholesale brokers and retail customers.

The following table shows the Company’s reporting segments as of and for the three months ended March 31, 2001 (in thousands):

	Long-Term Investment Operations	Warehouse Lending Operations	(a) Eliminations	Consolidated
Balance Sheet Items
CMO collateral	$ 1,250,728	$ —	$ —	$1,250,728
Total assets	1,641,690	680,530	(322,562)	1,999,658
Total stockholders’ equity	259,148	64,887	(144,982)	179,053
Income Statement Items
Interest income	$ 29,399	$ 11,781	$ (1,781)	$ 39,399
Interest expense	23,413	8,874	(1,781)	30,506
Equity interest in net earnings
of IFC (b)	—	—	1,290	1,290
Net earnings (loss)	(2,739)	2,591	1,290	1,142

The following table shows the Company’s reporting segments as of and for the three months ended March 31, 2000 (in thousands):

	Long-Term Investment Operations	Warehouse Lending Operations	(a) Eliminations	Consolidated
Balance Sheet Items
CMO collateral	$ 1,282,327	$ —	$ —	$ 1,282,327
Total assets	1,514,899	274,599	(136,270)	1,653,228
Total stockholders’ equity	283,210	52,069	(123,629)	211,650
Income Statement Items
Interest income	$ 26,079	$ 10,933	$ (2,872)	$ 34,140
Interest expense	23,238	7,359	(2,872)	27,725
Equity interest in net earnings
of IFC (b)	—	—	408	408
Net earnings (loss)	(34,687)	3,386	408	(30,893)

(a)	Elimination of inter-segment balance sheet and income statement items.

(b)	The Mortgage Operations are accounted for using the equity method and is an unconsolidated subsidiary of the Company.

8. Investment in Impac Funding Corporation

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

BALANCE SHEETS

	March 31, 2001	December 31, 2000
ASSETS

Cash	$ 17,360	$ 8,281
Investment securities available-for-sale	10,622	266
Mortgage loans held-for-sale	218,010	275,570
Mortgage servicing rights	11,588	10,938
Premises and equipment, net	5,823	5,037
Accrued interest receivable	755	1,040
Other assets	9,222	16,031

Total assets	$ 273,380	$ 317,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings from IWLG	$ 219,462	$ 266,994
Due to affiliates	14,500	14,500
Deferred revenue	6,220	5,026
Accrued interest expense	1,506	2,176
Other liabilities	16,603	12,546

Total liabilities	258,291	301,242

Shareholders’ Equity:
Preferred stock	18,053	18,053
Common stock	182	182
Accumulated deficit	(1,002)	(2,300)
Cumulative dividends declared	(1,964)	—
Accumulated other comprehensive loss	(180)	(14)

Total shareholders’ equity	15,089	15,921

Total liabilities and shareholders’ equity	$ 273,380	$ 317,163

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2001	2000
Interest income	$ 7,492	$ 4,945
Interest expense	7,198	5,660

Net interest income (expense)	294	(715)
Gain on sale of loans	7,649	5,221
Loan servicing income	1,032	1,536
Other non-interest income	46	23

Total non-interest income	8,727	6,780
Personnel expense	3,185	2,322
General and administrative and other expense	2,479	1,771
Amortization of mortgage servicing rights	1,053	1,192
Provision for repurchases	6	64
Mark-to-market gain - FAS 133	(17)	—

Total non-interest expense	6,706	5,349

Earnings before income taxes and cumulative effect of
change in accounting principle	2,315	716
Income taxes	1,000	304

Earnings before cumulative effect of change in accounting principle	1,315	412
Cumulative effect of change in accounting principle	17	—

Net earnings after cumulative effect of change in accounting principle	1,298	412
Less: Cash dividends on preferred stock	(1,964)	—

Net earnings (loss) available to common stockholders	$ (666)	$ 412

11

9. Stockholders’Equity

     On March 27, 2001, the Company declared a first quarter cash dividend of $788,000 or $0.65625 per share to preferred stockholders. This dividend was paid on April 24, 2001.

     On February 20, 2001, IFC purchased $5.0 million of the Company’s Series C 10.5% Cumulative Convertible Preferred Stock from LBP, Inc. (LBPI) at cost plus accrued interest.

10. Commitments and Contingencies

     Currently, IFC is under examination with the California Franchise Tax Board (FTB) for income tax years ended December 31, 1995 and 1996. The examination was the result of an audit of Imperial Credit Industries, Inc. The FTB has raised certain claims, which may result in the issuance of Notice of Proposed Assessments for the above years stated. During the fourth quarter of 2000, the Company recorded income tax provisions related to a potential tax assessment.

11. Dividend Policy

     As a result of higher than anticipated taxable income generated during the first quarter of 2001, the Company projects that it may completely utilize its tax loss carry forward as early as the third quarter of this year. After utilizing its tax loss carry forward, the Company would be required under REIT rules to distribute at least 90% of its taxable income for the remainder of the year.

12. Subsequent Events

     On March 27, 2001, the Company’s Board of Directors authorized management to call and retire the Company’s 11% senior subordinated debentures due February 15, 2004. As of March 31, 2001, the senior subordinated debentures carrying amount was $7.0 million, including discounts of $700,000. The Company expects to call these securities in June of this year at a price of par plus accrued interest.

13. Allowance for Loan Losses

     Activity for allowance for loan losses was as follows (in thousands):

	For the Three Months Ended March 31,
	2001	2000
Balance, beginning of period	$ 5,090	$ 4,029
Provision for loan losses	4,038	13,183
Charge-offs, net of recoveries	(2,833)	(4,444)
Balance, end of period	$ 6,295	$ 12,768

12

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

SIGNIFICANT TRANSACTIONS

     On March 27, 2001, the Company’s Board of Directors authorized management to call and retire the Company’s 11% senior subordinated debentures due February 15, 2004. As of March 31, 2001, the senior subordinated debentures carrying amount was $7.0 million, including discounts of $700,000. The Company expects to call these securities in June of this year at a price of par plus accrued interest.

     On February 20, 2001, IFC purchased $5.0 million of the Company’s Series C 10.5% Cumulative Convertible Preferred Stock from LBP, Inc. (LBPI) at cost plus accumulated dividends. On March 27, 2001, IFC purchased an additional $5.0 million of the Company’s Series C 10.5% Cumulative Convertible Preferred Stock from LBPI for $5.25 million plus accumulated dividends. The preferred stock is not intended to be retired but was purchased by IFC as an investment that may be sold at a later date.

BUSINESS OPERATIONS

     Long-Term Investment Operations: During the first three months of 2001, the Long-Term Investment Operations acquired $182.1 million of adjustable-rate mortgages (“ARMs”) secured by first liens on residential property from IFC as compared to $63.1 million of mortgages acquired during the same period in 2000. During the first three months of 2001, IMH Assets issued no CMOs as compared to CMOs totaling $452.0 million during the same period in 2000. The Long-Term Investment Operations accumulated loans in anticipation of completing a CMO in the second quarter of 2001. As of March 31, 2001, the Long-Term Investment Operations’ portfolio of mortgage loans consisted of $1.3 billion of mortgage loans held in trust as collateral for CMOs and $200.2 million of mortgage loans held-for-investment, of which approximately 23% were fixed-rate mortgages (“FRMs”) and 77% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of mortgage loans was 9.30% at March 31, 2001 with a weighted average margin of 4.14%. The portfolio of mortgage loans included 89% of “A” credit quality, non-conforming mortgage loans and 11% of “B” and “C” credit quality, non-conforming mortgage loans, as defined by the Company. During the first three months of 2001 and 2000, the Long-Term Investment Operations acquired no securities from IFC as IFC sold all interests in its periodic issuance of real estate mortgage investment conduits (“REMICs”) to first party investors. Total non-performing loans, including 90 days past due, foreclosures and other real estate owned, increased 23% to $53.9 million, or 2.83%, of the long-term investment portfolio at March 31, 2001 as compared to $43.7 million, or 2.43%, of the long-term investment portfolio at December 31, 2000. The loan delinquency rate of the Long-Term Investment Operations portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 4.84% at March 31, 2001 as compared to 4.89% at December 31, 2000.

     Conduit Operations: The Conduit Operations, conducted by IFC, continues to support the Long-Term Investment Operations of the Company by supplying IMH with mortgages for long-term investment. In acting as the mortgage conduit for the Company, IFC’s mortgage acquisitions increased 33% to $611.6 million during the first three months of 2001 as compared to $458.8 million acquired during the same period in 2000. IFC sold loans to first party investors or securitized $462.0 million, which contributed to the gain on sale of loans of $7.6 million, during the first three months of 2001. This compares to loan sales to first party investors or securitizations of $335.1 million, contributing to gain on sale of loans of $5.2 million, during the same period in 2000. Of the $335.1 million of whole loan sales and securitizations during the first three months of 2001, IFC issued two REMICs for a total of $450.1 million. IFC had deferred income of $6.2 million at March 31, 2001 as compared to $5.0 million at December 31, 2000. Deferred income results from the sale of mortgages to IMH, which are deferred and amortized or accreted over the estimated life of the loans using the interest method. During the first three months of 2001, IFC sold $179.2 million in principal balance of mortgages to IMH as compared to $63.0 million during the same period of 2000. IFC’s master servicing portfolio increased 9% to $4.4 billion at March 31, 2001 as compared to $4.0 billion at December 31, 2000. IFC had mortgage servicing rights of $11.6 million at March 31, 2001 as compared to $10.9 million at December 31, 2000. The loan delinquency rate of mortgages in IFC’s master servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 4.82% at March 31, 2001 as compared to 4.24%, 4.15%, 4.33% and 4.37% for the last four quarter-end periods. Total non-performing loans, including 90 days past due, foreclosures and other real estate owned, increased 23% to $53.9 million, or 2.83%, of the long-term investment portfolio at March 31, 2001 as compared to $43.7 million, or 2.43%, of the long-term investment portfolio at December 31, 2000.

     Wholesale and Retail Lending Operations: The Wholesale and Retail Lending Operations, conducted by ILG, increased total loan originations to $130.2 million during the first quarter of 2001 as compared to $5.0 million during the first quarter of 2000. As of March 31, 2001, ILG approved mortgage brokers increased to 1,300 as compared to 983 at December 31, 2000.

     Warehouse Lending Operations: At March 31, 2001, the Warehouse Lending Operations had $1.1 billion of short-term warehouse lines of credit available to 59 borrowers. There was $455.5 million outstanding thereunder, after elimination of borrowings to the Long-Term Investment Operations, including $222.3 million outstanding to IFC.

RESULTS OF OPERATIONS--IMPAC MORTGAGE HOLDINGS, INC.

For the Three Months Ended March 31, 2001 as compared to the Three Months Ended March 31, 2000

Results of Operations

     Net earnings increased to $1.1 million, or $0.04 per diluted common share, for the first quarter of 2001 as compared to a net loss of $(30.9) million, or $(1.48) per diluted common share, for the first quarter of 2000. The increase in net earnings was primarily the result of the Company recording non-cash accounting charges (“accounting charges”) of $5.2 million during the first quarter of 2001 as compared to $35.3 million during the first quarter of 2000. The accounting charges recorded during the first quarter of 2001 were the result of fair market valuations of the Company’s derivative instruments, as required by SFAS 133. The accounting charges recorded during the first quarter of 2000 were primarily related to the Company’s decision to write-off an investment security available-for-sale collateralized by high loan-to-value (“HLTV”) second trust deeds acquired in 1997 and to increase the allowance for loan losses for HLTV loans held in the long-term investment portfolio. As of March 31, 2001, the Company had outstanding HLTV loans in its long-term investment portfolio of $46.6 million and no investment securities available-for-sale collateralized by HLTV loans. Since 1998, the Company’s investment strategy has been only to acquire or invest in investment securities that are secured by mortgage loans underwritten and purchased by IFC.

     Net earnings during the first quarter of 2001 includes the cumulative effect of a change in accounting principle resulting from fair market valuations of the Company’s hedging instruments, as required by SFAS 133. During the first quarter, the Company recognized a cumulative charge to earnings of $4.3 million as a fair market valuation of the Company’s hedging instruments outstanding at December 31, 2000 in accordance with the implementation of SFAS 133. As part of the Company’s secondary marketing activities, it purchases interest rate caps as a hedge against adverse changes in interest rates and the corresponding adverse effect on net interest margins. The primary effect of SFAS 133 on the Company’s financial position is to change the prior accounting treatment which amortized interest rate cap costs over the life of the caps to recording only the change in the fair market value of interest rate caps as an adjustment to current earnings. In addition, the effect of the fair market valuation at March 31, 2001 was a decrease to net earnings of $864,000. After implementation of SFAS 133, the market value of interest rates caps was $1.1 million at March 31, 2001. The Company does not intend to change its interest rate cap hedge policy, as the Company believes that it is the best protection against increases in interest rates. Net earnings in the future will experience some level of volatility from quarter to quarter due to the timing and expense recognition of hedge activity by the Company as a result of implementation of SFAS 133.

     Core operating earnings were $6.3 million, or $0.24 per diluted common share, for the first quarter of 2001 as compared to core operating earnings of $4.4 million, or $0.16 per diluted common share, for the first quarter of 2000. Core operating earnings during the first quarter of 2001 excludes the effect of SFAS 133 of $5.2 million. Core operating earnings during the first quarter of 2000 excludes accounting charges of $35.3 million.

     Net earnings during the first quarter of 2001 were positively affected by a reduction of interest rates, which increased net interest income by 39% to $8.9 million as compared to $6.4 million during the first quarter of 2000, see “—Net Interest Income” for additional information. Borrowing costs on CMO financing continues to trend lower as recent interest rate reductions by the Federal Reserve Bank should continue to improve net interest margins for the remainder of the year. Because a significant portion of CMO collateral includes prepayment penalties, the effect of early prepayments on net interest income due to refinance activity will be partially mitigated. As of March 31, 2001, 30% of the Company’s CMO collateral had prepayment penalties with a weighted average life to prepayment penalty expiration of approximately 26 months. In addition, the Company expects to complete a CMO during May 2001 for approximately $300.0 million, of which approximately 60% of the mortgage loans will include prepayment penalties ranging from one to five years.

     As a result of higher than anticipated taxable income generated by the Company during the first quarter of 2001, the Company projects that it may completely utilize its tax loss carry forward as early as the third quarter of this year. After utilizing its tax loss carry forward, the Company would be required under REIT rules to distribute at least 90% of its taxable income for the remainder of the year. In addition, after 2001 the Company will no longer be able to reduce taxable income by an estimated $10.9 million per year from the amortization of the termination of the management agreement. Estimated taxable income for the first quarter of 2001 was $7.5 million, or $0.28 per diluted common share, as compared to taxable income of $1.4 million, or $0.05 per diluted common share, for the quarter ended December 31, 2000. The remaining 2001 tax loss carry forward was reduced to $12.6 million after the first quarter as a result of applying first quarter estimated taxable income of $7.5 million.

     Total assets were $2.0 billion at March 31, 2001 as compared to $1.9 billion at December 31, 2000. Diluted book value (calculated by including preferred stock conversion rights of 6.4 million common shares) increased to $6.70 per common share at March 31, 2001 as compared to $6.67 per common share at December 31, 2000.

Net Interest Income

     Net interest income increased 39% to $8.9 million during the first quarter of 2001 as compared to $6.4 million during the first quarter of 2000. The increase in net interest income was primarily the result of higher yields on CMO collateral, lower CMO borrowing costs due to reductions in one-month LIBOR, which is the index used to re-price the Company’s adjustable-rate CMO borrowings, and an increase in average Mortgage Assets. These factors resulted in a 0.39% increase in net interest margins to 1.82% during the first quarter of 2001 as compared to 1.43% during the first quarter of 2000.

     Yields on CMO collateral increased 115 basis points to 7.84% during the first quarter of 2001 as compared to 6.69% during the same period of 2000. As the Federal Reserve Bank increased short-term interest rates during 2000, the Long-Term Investment Operations acquired mortgage loans from IFC with higher coupons. The rapid decrease in interest rates during the first quarter of 2001 should improve net interest income for the remainder of the year as adjustable-rate CMO collateral, which is restricted to periodic cap limitations, will re-price downwards more slowly than adjustable-rate CMO borrowings, which is generally indexed to six-month LIBOR.

     CMO borrowing costs decreased 34 basis points to 6.60% during the first quarter of 2001 as compared to 6.94% during the same period of 2000 as the Federal Reserve Bank decreased short-term interest rates during the first quarter of 2001. During the first quarter of 2001, one-month LIBOR averaged 5.51% as compared to 5.92% during the first quarter of 2000, which caused CMO borrowing costs to decrease to 6.60% as compared to 6.94%, respectively. Additional interest rate decreases by the Federal Reserve Bank during the second quarter of 2001 should further decrease CMO borrowing costs and improve net interest income through the remainder of the year.

     Mortgage Assets increased to $1.9 billion during the first quarter of 2001 as compared to $1.7 billion during the first quarter of 2000. The increase in Mortgage Assets was primarily the result of a $128.5 million increase in average finance receivables. Average finance receivables increased during the first quarter of 2001 as the Warehouse Lending Operations added external customers and IFC increased loan production which increased usage of approved short-term warehouse lines of credit.

     The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the first quarters of 2001 and 2000 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

	For the Three Months Ended March 31, 2001			For the Three Months Ended March 31, 2000
	Average Balance	Interest	Weighted Avg Yield	Average Balance	Interest	Weighted Avg Yield
MORTGAGE ASSETS
Investment securities available-for-sale:
Securities collateralized by mortgages	$ 36,419	$ 1,326	14.56%	$ 87,875	$ 2,879	13.10%
Securities collateralized by other loans	—	—	—	5,660	203	14.35
Total investment securities available-for-sale	36,419	1,326	14.56	93,535	3,082	13.18
Loan receivables:
CMO collateral	1,327,557	26,032	7.84	1,204,818	20,155	6.69
Mortgage loans held-for-investment	89,782	1,478	6.58	119,878	2,335	7.79
Finance receivables:
Affiliated	302,972	6,648	8.78	208,727	5,176	9.92
Non-affiliated	143,797	3,309	9.20	109,591	2,843	10.38
Total finance receivables	446,769	9,957	8.91	318,318	8,019	10.08
Total Loan receivables	1,864,108	37,467	8.40	1,643,014	30,509	7.43
Total Mortgage Assets	$1,900,527	$38,793	8.16%	$1,736,549	$33,591	7.74%
BORROWINGS
CMO borrowings	$1,247,222	$20,592	6.60%	$1,101,898	$19,131	6.94%
Reverse repurchase agreements — mortgages	503,973	8,859	7.03	415,798	7,352	7.07
Borrowings secured by investment
securities available-for-sale	20,329	678	13.34	30,271	885	11.69
Total borrowings on Mortgage Assets	$1,771,524	$30,129	6.80%	$1,547,967	$27,368	7.07%
Net Interest Spread			1.36%			0.67%
Net Interest Margin			1.82%			1.43%

     Interest Income on Mortgage Assets

     Interest income on CMO collateral increased 29% to $26.0 million during the first quarter of 2001 as compared to $20.2 million during the first quarter of 2000 as average CMO collateral increased to $1.3 billion as compared to $1.2 billion, respectively. Interest income on CMO collateral increased primarily due to rising interest and mortgage rates and the acquisition of higher yielding mortgage loans from IFC during 2000. During the first quarter of 2001, constant prepayment rates (“CPR”) on CMO collateral increased to 29% as compared to 27% during the first quarter of 2000. CPR results from the unscheduled principal pay down or payoff of mortgage loans prior to the contractual maturity date or contractual payment schedule of the mortgage loan. Although interest rates decreased during the first quarter of 2001, an increase in loans acquired from IFC with prepayment penalties will partially mitigate increased CPR and corresponding premium amortizations. Loan premiums paid for acquiring mortgage loans and securitization costs incurred when CMOs are issued are amortized to interest income and interest expense, respectively, over the estimated lives of the mortgage loans. The weighted average yield on CMO collateral increased to 7.84% during the first quarter of 2001 as compared to 6.69% during the first quarter of 2000 primarily due to the aforementioned increase in interest rates during 2000.

     Interest income on mortgage loans held-for-investment decreased to $1.5 million during the first quarter of 2001 as compared to $2.3 million during the first quarter of 2000 as average mortgage loans held-for-investment decreased to $89.8 million as compared to $119.9 million, respectively. The Long-Term Investment Operations acquired $182.1 million of mortgage loans from IFC during the first quarter of 2001 in anticipation of issuing a CMO during the second quarter of 2001. The weighted average yield on mortgage loans held-for-investment decreased to 6.58% during the first quarter of 2001 as compared to 7.79% during the first quarter of 2000. The yield on mortgage loans held-for-investment decreased due to remaining non-performing loans from the collapse of pre-existing CMO collateral during November 2000. During the first quarter of 2001, the Company completed whole loan sales to liquidate a portion of non-performing mortgage loans held-for-investment.

     Interest income on finance receivables increased 25% to $10.0 million during the first quarter of 2001 as compared to $8.0 million during the first quarter of 2000 as average finance receivables increased 40% to $446.8 million as compared to $318.3 million, respectively. Interest income on finance receivables to affiliates increased 27% to $6.6 million during the first quarter of 2001 as compared to $5.2 million during the first quarter of 2000 as average finance receivables to affiliated companies increased 45% to $303.0 million as compared to $208.7 million, respectively. The increase in average affiliate finance receivables was primarily due to increased mortgage acquisitions and originations by IFC during the first quarter of 2001. The weighted average yield on affiliated finance receivables decreased to 8.78% during the first quarter of 2001 as compared to 9.92% during the first quarter of 2000 primarily due to a decrease in Bank of America’s prime rate (“prime”), which is the index used to determine interest rates on finance receivables, and a decrease in borrowing costs on warehouse lines with IWLG.

     Interest income on finance receivables to non-affiliated mortgage banking companies increased 18% to $3.3 million during the first quarter of 2001 as compared to $2.8 million during the first quarter of 2000 as average finance receivables outstanding to non-affiliated mortgage banking companies increased 31% to $143.8 million as compared to $109.6 million, respectively. Average finance receivables to non-affiliates increased during the first quarter of 2001 as compared to the first quarter of 2000 primarily due to increased usage of short-term warehouse lines of credit and the addition of new customers. The weighted average yield on non-affiliated finance receivables decreased to 9.20% during the first quarter of 2001 as compared to 10.38% during the first quarter of 2000 primarily due to the aforementioned decrease in prime.

     Interest income on investment securities available-for-sale decreased 58% to $1.3 million during the first quarter of 2001 as compared to $3.1 million during the first quarter of 2000 as average investment securities available-for-sale, net of securities valuation allowance, decreased 61% to $36.4 million as compared to $93.5 million, respectively. Average securities available-for-sale decreased as the Company wrote-off $52.6 million of investment securities available-for-sale during the first half of 2000, which affected the average for the first quarter of 2001. The weighted average yield on investment securities available-for-sale increased to 14.56% during the first quarter of 2001 as compared to 13.18% during the first quarter of 2000 as lower yielding investment securities were written-off during the first half of 2000.

     Interest Expense on Mortgage Assets

     Interest expense on CMO borrowings increased 8% to $20.6 million during the first quarter of 2001 as compared to $19.1 million during the first quarter of 2000 as average borrowings on CMO collateral increased 9% to $1.2 billion as compared to $1.1 billion, respectively. The increase in interest expense on CMO borrowings was primarily attributable to the increase in average CMO borrowings as opposed to changes in interest rates, which decreased during the first quarter of 2001. One-month LIBOR, which is the index used to re-price the Company’s adjustable-rate CMO borrowings, decreased as a result of the Federal Reserve Bank decreasing short-term interest rates during the first quarter of 2001. During the first quarter of 2001, one-month LIBOR averaged 5.51% as compared to 5.92% during the first quarter of 2000, which caused CMO borrowing costs to decrease to 6.60% as compared to 6.94%, respectively. Borrowing costs on CMO financing continues to trend lower as interest rate reductions by the Federal Reserve Bank, subsequent to quarter-end, should continue to lower CMO borrowing costs and improve net interest margins for the remainder of the year.

     Interest expense on reverse repurchase agreements used to fund the acquisition of mortgage loans and finance receivables increased 20% to $8.9 million during the first quarter of 2001 as compared to $7.4 million during the first quarter of 2000 as average reverse repurchase agreements increased 21% to $504.0 million as compared to $415.6 million, respectively. The increase in interest expense on reverse repurchase agreements was primarily the result of an increase in total average finance receivables made to internal and external customers of the Warehouse Lending Operations. The weighted average yield on reverse repurchase agreements decreased to 7.03% during the first quarter of 2001 as compared 7.07% during the first quarter of 2000.

     The Company also uses mortgage-backed securities as collateral to borrow and fund the purchase of mortgage assets and to act as an additional source of liquidity for the Company’s operations. Interest expense on borrowings secured by investment securities available-for sale decreased 23% to $678,000 during the first quarter of 2001 as compared to $885,000 during the first quarter of 2000 as the average balance on these borrowings decreased 33% to $20.3 million as compared to $30.3 million, respectively. The weighted average yield of these borrowings increased to 13.34% during the first quarter of 2001 as compared 11.69% during the first quarter of 2000 primarily as the Company re-securitized a portion of its investment securities available-for-sale portfolio with long-term financing at a higher interest rate, as opposed to short-term reverse repurchase financing which are subject to margin calls. The re-securitization did not have a major effect on average outstanding balances until the fourth quarter of 2000. The Company did not have any short-term reverse repurchase financing outstanding at March 31, 2001 and December 31, 2000.

Provision for Loan Losses

     The Company’s total allowance for loan losses expressed as a percentage of Gross Loan Receivables, which includes loans held-for-investment, CMO collateral and finance receivables, increased to 0.33% at March 31, 2001 as compared to 0.28% at December 31, 2000. During the first quarter of 2001, the Company added provision for loan losses of $4.0 million as compared to $13.2 million during the first quarter of 2000 which increased the allowance for loan losses by 24% to $6.3 million as of March 31, 2001 as compared to $5.1 million as of December 31, 2000. The Company recorded net charge-offs of $2.8 million during the first quarter of 2001 as the Company sold non-performing loans from the collapse of pre-existing CMO collateral. The allowance for loan losses is determined primarily on the basis of management’s judgment of net loss potential, including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, the value of the collateral and current economic conditions that may affect the borrowers’ ability to pay.

     Total non-performing loans, including 90 days past due, foreclosures and other real estate owned, increased 23% to $53.9 million, or 2.83%, of the long-term investment portfolio at March 31, 2001 as compared to $43.7 million, or 2.43%, of the long-term investment portfolio at December 31, 2000. The loan delinquency rate of mortgages in the long-term investment portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, decreased to 4.84% at March 31, 2001 as compared to 4.89% at December 31, 2000.

Non-Interest Income

     Non-interest income includes equity in net earnings of IFC and other non-interest income, primarily including loan servicing fees and fees associated with the Company’s Warehouse Lending Operations. During the first quarter of 2001, non-interest income was $2.1 million as compared to $1.4 million during the first quarter of 2000. The increase in non-interest income during the first quarter of 2001 was primarily due to an increase of $882,000 in equity in net earnings of IFC. The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC’s preferred stock, which represents 99% of the economic interest in IFC. Equity in net earnings of IFC increased to $1.3 million during the first quarter of 2001 as compared to $408,000 during the first quarter of 2000 as IFC’s net earnings increased. Refer to “Results of Operations —Impac Funding Corporation” for additional information regarding results of operations for IFC.

Non-Interest Expense

     During the first quarter of 2001, non-interest expense, excluding write-down on investment securities available-for-sale and the mark-to-market loss as a result of FAS 133, decreased to $661,000 as compared to $1.5 million during the first quarter of 2000. The expected loss on the disposition of other real estate owned was less than anticipated. This resulted in a $1.1 million favorable reduction in (gain) loss on disposition of other real estate owned.

RESULTS OF OPERATIONS-- IMPAC FUNDING CORPORATION

For the Three Months Ended March 31, 2001 as compared to the Three Months Ended March 31, 2000

Results of Operations

     Net earnings increased to $1.3 million during the first quarter of 2001 as compared to net earnings of $412,000 for the first quarter of 2000 primarily due to a $2.4 million increase in gain on sale of loans. During the first quarter of 2001, IFC sold whole loans or securitized $462.0 million of mortgages contributing to a gain on sale of $7.6 million as compared to $335.1 million and $5.2 million, respectively, during the first quarter of 2000. In addition to selling more loans during the first quarter of 2001, profit margins on securitizations improved significantly as compared to securitizations completed during the first quarter of 2000. IFC sold loans on a servicing released basis and anticipates that it will continue to sell related loan servicing rights from the securitization of its loans. However, IFC will continue to act as master servicer on all its securitizations. IFC completed two REMICs during the first quarter of 2001 and anticipates completing two REMICs per quarter for the remainder of the year. By securitizing loans more frequently, IFC expects that less capital will be required, higher liquidity will be maintained and less interest rate and price volatility during the mortgage loan accumulation period will be achieved.

     The Mortgage Operations continued to experience steady growth during the first quarter of 2001 as loan production continued to benefit from increased loan submissions and underwriting approvals generated and processed through its Impac Direct Access System for Lending (IDASL). During the first quarter of 2001, IFC’s customers increased the monthly volume of loans submitted through the IDASL system by 29% to $719.2 million per month as compared to $555.5 million per month during the first quarter of 2000. At March 31, 2001, substantially all of IFC’s correspondents were submitting loans through IDASL and 100% of all wholesale loans delivered by brokers were directly underwritten through IDASL.

Net Interest Income (Expense)

     Net interest income increased to $294,000 during the first quarter of 2001 as compared to net interest expense of $(715,000) during the first quarter of 2000 primarily as a result of a decrease in borrowing costs, which are indexed to prime, and the spread charged by IWLG. IWLG decreased the spread on IFC’s warehouse borrowings during the first quarter of 2001. Average prime decreased to 8.62% during the first quarter of 2001 as compared to 8.69% during the first quarter of 2000.

Non-Interest Income

     During the first quarter of 2001, non-interest income increased to $8.7 million as compared to $6.8 million during the first quarter of 2000 primarily due to a $2.4 million increase in gain on sale of loans. The increase in gain on sale of loans during the first quarter of 2001 was primarily the result of selling more loans at higher margins as compared to the first quarter of 2000. Loan servicing income decreased to $1.0 million during the first quarter of 2001 as compared to $1.5 million during the first quarter of 2000 as IFC sold servicing rights during 2000 and 2001.

Non-Interest Expense

     During the first quarter of 2001, non-interest expense increased to $6.7 million as compared to $5.3 million during the first quarter of 2000 primarily due to an increase in personnel expense. Staffing rose to 252 employees at March 31, 2001 as compared to 198 employees at March 31, 2000 as production levels increased.

LIQUIDITY AND CAPITAL RESOURCES

Overview

     Historically, the Company’s business operations are primarily funded from monthly interest and principal payments from its mortgage loan and investment securities portfolios, adjustable- and fixed-rate CMO financing, reverse repurchase agreements secured by mortgage loans, borrowings secured by mortgage-backed securities, proceeds from the sale of mortgage loans and the issuance of REMICs and proceeds from the issuance of Common Stock through secondary stock offerings, Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), and its structured equity shelf program (“SES Program”). The acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, reverse repurchase agreements, CMO financing, and proceeds from the sale of Common Stock. The issuance of CMO financing provides the Long-Term Investment Operations with immediate liquidity, a relatively stable interest rate spread and eliminates the Company’s exposure to margin calls on such loans. Presently, the Company has suspended both the DRSPP and SES Program and has issued no new shares of Common Stock through these programs or through secondary stock offerings during the first three months of 2001. The acquisition of mortgage loans by the Conduit Operations are funded from reverse repurchase agreements, the sale of mortgage loans and mortgage-backed securities and the issuance of REMICs. Short-term warehouse financing, finance receivables, provided by the Warehouse Lending Operations are primarily funded from reverse repurchase agreements.

     The Company’s ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by the Company’s lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as the Company’s compliance with the terms of its existing credit arrangements, the Company’s financial performance, industry and market trends in the Company’s various businesses, the general availability of and rates applicable to financing and investments, such lenders’and/or investors’own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. The Company believes that current liquidity levels, available financing facilities and additional liquidity provided by operating activities will adequately provide for the Company’s projected funding needs, asset growth and the payment of dividends for the near term. The Company is continuously exploring alternatives for increasing liquidity and monitors current and future cash requirements through its asset/liability committee (“ALCO”). However, no assurances can be given that such alternatives will be available, or if available, under comparable rates and terms as currently exist.

Long-Term Investment Operations

Primary Source of Funds

     The Long-Term Investment Operations uses CMO borrowings to finance substantially its entire mortgage loan portfolio. Terms of the CMO borrowings require that an independent first party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. For the first three months of 2001, the Company issued no CMOs. At March 31, 2001, the Long-Term Investment Operations had $1.2 billion of CMO borrowings used to finance $1.3 billion of CMO collateral.

     The Long-Term Investment Operations may pledge mortgage-backed securities as collateral to borrow funds under short-termed reverse repurchase agreements. The terms under these short-term reverse repurchase agreements are generally for 30 days with interest rates ranging from the one-month LIBOR plus a spread depending on the type of collateral provided. As of March 31, 2001, the Long-Term Investment Operations had no amounts outstanding under short-term reverse repurchase agreements secured by investment securities available-for-sale.

Primary Use of Funds

     During the first three months of 2001, the Long-Term Investment Operations acquired $182.1 million in mortgage loans from IFC.

Warehouse Lending Operations

Primary Source of Funds

     The Warehouse Lending Operations finances the acquisition of mortgage loans by the Long-Term Investment Operations and Conduit Operations primarily through borrowings on reverse repurchase agreements with first party lenders. IWLG has obtained reverse repurchase facilities from major investment banks to provide financing as needed. Terms of the reverse repurchase agreements require that the mortgages be held by an independent first party custodian giving the Warehouse Lending Operations the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates vary from 85 basis points to 200 basis points over one-month LIBOR, depending on the type of collateral provided. The advance rates on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 75% to 101% of the fair market value of the collateral. At March 31, 2001, the Warehouse Lending Operations had $615.4 million outstanding on uncommitted reverse repurchase agreements at a rate of one-month LIBOR plus 0.85% to 2.00%.

Primary Use of Funds

     During the first three months of 2001, the Warehouse Lending Operations increased outstanding finance receivables by $50.1 million.

Mortgage Operations

Primary Source of Funds

     The Mortgage Operations has entered into reverse repurchase agreements to obtain financing of up to $600.0 million from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that IFC accumulates mortgage loans and until the mortgage loans are securitized and sold. The margins on the reverse repurchase agreements are based on the type of collateral provided and generally range from 95% to 100% of the fair market value of the collateral. Interest rates on the borrowings are indexed to prime plus 1.00%, which was 8.00% at March 31, 2001. At March 31, 2001, the Conduit Operations had $222.3 million outstanding under the reverse repurchase agreements.

     During the first three months of 2001, the Mortgage Operations sold $462.0 million in principal balance of mortgage loans to first party investors. In addition, IFC sold $179.2 million in principal balance of mortgage loans to the Long-Term Investment Operations during the first three months of 2001. By securitizing and selling loans on a periodic and consistent basis the reverse repurchase agreements were sufficient to handle IFC’s liquidity needs during the three months ended March 31, 2001.

Primary Use of Funds

     During the first three months of 2001, the Mortgage Operations acquired and originated $611.6 million of mortgage loans.

Cash Flows

     Operating Activities — During the first three months of 2001, net cash provided by operating activities was $7.3 million. The Company recorded a non-cash charge of $4.3 million for the cumulative effect of change in accounting principle.

     Investing Activities — During the first three months of 2001, net cash used in investing activities was $114.6 million. Cash used in investing activities was primarily due to an increase in mortgage loans held-for-investment of $187.2 million as the Long-Term Investment Operations purchased and retained mortgage loans from the Mortgage Operations. Cash was also generated by a decrease in CMO collateral of $117.9 million, which was partially offset by a $50.7 million in increase finance receivables.

     Financing Activities — During the first three months of 2001, net cash provided by financing activities was $99.8 million. Cash provided by financing activities was primarily the result of an increase in reverse repurchase agreements and other borrowings of $214.6 million, which was partially offset by repayment of CMO borrowings of $114.1 million.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Securitizations/Sales — Hedging Interest Rate Risk. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization or sale of such loans, the Company is exposed to interest rate risk. Most of the loans are securitized or sold within 90 days of origination of purchase. However, a portion of the loans are held-for-sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, in the case of a securitization, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization or sale, this would result in a reduction of the Company’s related gain or an increase in the Company’s loss on sale.

     Interest- and Principal-Only Strips. The Company had interest- and principal-only strips of $7.3 million and $7.7 million outstanding at March 31, 2001 and December 31, 2000, respectively. These instruments are carried at market value at March 31, 2001 and December 31, 2000. The Company values these assets based on the present value of future cash flow streams net of expenses using various assumptions.

     These assets are subject to risk of accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On September 1, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et. al. was filed in the United States District Court for the Western District of Missouri, Case #4-00-00795-SOW. The plaintiffs are alleging a class action lawsuit whereby the defendants violated Missouri’s Second Loans Act and Merchandising Practices Act by marketing loans and charging certain origination fees or finders’ fees or mortgage broker or broker fees or closing fees and costs on second mortgage loans on residential real estate, which caused a conversion from the illegal charge of interest or closing costs or fees. The plaintiffs are also alleging a defendant class action. IFC was a purchaser of second mortgage loans originated by Preferred Credit Corporation which the plaintiffs contend are included in this lawsuit. The plaintiffs are seeking damages that include a permanent injunction enjoining the defendants, together with their officers, directors, employees, agents, partners or representatives, successors and any and all persons acting in concert from, directly or indirectly, engaging in the wrongful acts described therein, disgorgement or restitution of all improperly collected charges and the imposition of an equitable constructive trust over such amounts for the benefit of the plaintiffs, the right to rescind the loan transactions and a right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans, actual damages, punitive damages, reasonable attorney’s fees, pre- and post- judgment interest and costs and expenses. Damages are unspecified. The Company believes that it has meritorious defenses to such claims and intends to defend these claims vigorously. Nevertheless, litigation is uncertain, and the Company may not prevail in this suit.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits: None.

(b) Reports on Form 8-K: None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAC MORTGAGE HOLDINGS, INC.

By: /s/ Richard J. Johnson
Richard J. Johnson
Executive Vice President
and Chief Financial Officer

Date: May 14, 2001