Form 10-Q
period 2001-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2001-08-14
CIK 1000298

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 2001

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


          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
            Title of each class                  which registered
       -----------------------------        -------------------------
        Common Stock $0.01 par value          American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     On August 9, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $155.1 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of August 9, 2001 was 20,466,100.

                    Documents incorporated by reference: None

                          IMPAC MORTGAGE HOLDINGS, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS - IMPAC MORTGAGE HOLDINGS, INC.                            Page #
         AND SUBSIDIARIES                                                                             ------


         Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.....................      3

         Consolidated Statements of Operations and Comprehensive Earnings (Loss),
         For the Three and Six Months Ended June 30, 2001 and 2000.................................      4

         Consolidated Statements of Cash Flows, For the Six Months Ended June 30, 2001 and 2000....      6

         Notes to Consolidated Financial Statements................................................      7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.................................................................     17

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................     32

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  LEGAL PROCEEDINGS.........................................................................     33

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................     33

Item 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................     33

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................     33

Item 5.  OTHER INFORMATION.........................................................................     33

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................     33

         SIGNATURES                                                                                     34

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                                   June 30,        December 31,
                                                                                                     2001             2000
                                                                                                  -----------      -----------
                                     ASSETS
                                     ------
     Cash and cash equivalents ..............................................................     $    22,588      $    17,944
     Investment securities available-for-sale ...............................................          31,763           36,921
     Loan Receivables:
        CMO collateral ......................................................................       1,439,848        1,372,996
        Finance receivables .................................................................         429,590          405,438
        Mortgage loans held-for-investment ..................................................         199,908           16,720
        Allowance for loan losses ...........................................................          (7,817)          (5,090)
                                                                                                  -----------      -----------
             Net loan receivables ...........................................................       2,061,529        1,790,064
     Investment in Impac Funding Corporation ................................................          15,978           15,762
     Due from affiliates ....................................................................          14,500           14,500
     Accrued interest receivable ............................................................          12,059           12,988
     Other real estate owned ................................................................           6,014            4,669
     Derivative assets ......................................................................           8,081               61
     Other assets ...........................................................................           4,961            5,929
                                                                                                  -----------      -----------
          Total assets ......................................................................     $ 2,177,473      $ 1,898,838
                                                                                                  ===========      ===========

                                   LIABILITIES
                                   -----------
     CMO borrowings .........................................................................     $ 1,361,972      $ 1,291,284
     Reverse repurchase agreements ..........................................................         608,967          398,653
     Borrowings secured by investment securities available-for-sale .........................          16,888           21,124
     Senior subordinated debentures .........................................................              --            6,979
     Accumulated dividends payable ..........................................................             788              788
     Other liabilities ......................................................................           1,023            1,570
                                                                                                  -----------      -----------
          Total liabilities .................................................................       1,989,638        1,720,398
                                                                                                  -----------      -----------

                              STOCKHOLDERS' EQUITY
                              --------------------

     Preferred stock; $.01 par value; 6,300,000 shares authorized; none issued or
        outstanding at June 30, 2001 and December 31, 2000, respectively ....................              --               --
     Series A junior participating preferred stock, $.01 par value; 2,500,000 shares
        authorized; none issued and outstanding at June 30, 2001 and December 31, 2000 ......              --               --
     Series C 10.5% cumulative convertible preferred stock, $.01 par value; $30,000 liquidation value; 1,200,000 shares authorized; 1,200,000 issued and
        outstanding at June 30, 2001 and December 31, 2000 ..................................              12               12
     Common stock; $.01 par value; 50,000,000 shares authorized; 20,460,666 and
        20,409,956 shares issued and outstanding at June 30, 2001 and December 31, 2000,
        respectively ........................................................................             205              204
     Additional paid-in capital .............................................................         325,567          325,350
     Accumulated other comprehensive gain (loss) ............................................             531             (568)
     Accumulated comprehensive loss - FAS 133 ...............................................            (244)              --
     Notes receivable from common stock sales ...............................................            (930)            (902)
     Net accumulated deficit:
        Cumulative dividends declared .......................................................        (105,548)        (103,973)
        Accumulated deficit .................................................................         (31,758)         (41,683)
                                                                                                  -----------      -----------
           Net accumulated deficit ..........................................................        (137,306)        (145,656)
                                                                                                  -----------      -----------
             Total stockholders' equity .....................................................         187,835          178,440
                                                                                                  -----------      -----------
             Total liabilities and stockholders' equity .....................................     $ 2,177,473      $ 1,898,838
                                                                                                  ===========      ===========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        and COMPREHENSIVE EARNINGS (LOSS)
                      (in thousands, except per share data)

                                                                 For the Three Months        For the Six Months
                                                                    Ended June 30,             Ended June 30,
                                                                ----------------------     ---------------------
                                                                   2001         2000         2001         2000
                                                                ---------     --------     --------     --------
INTEREST INCOME:
   Mortgage Assets ..........................................    $ 37,011     $ 34,041     $ 75,802     $ 67,631
   Other interest income ....................................         655          489        1,263        1,039
                                                                 --------     --------     --------     --------
     Total interest income ..................................      37,666       34,530       77,065       68,670
                                                                 --------     --------     --------     --------

INTEREST EXPENSE:
   CMO borrowings ...........................................      17,175       20,578       37,767       39,710
   Reverse repurchase agreements ............................       8,938        7,489       17,797       14,842
   Borrowings secured by investment
     securities available-for-sale ..........................         660          807        1,338        1,692
   Senior subordinated debentures ...........................         252          316          563          630
   Other borrowings .........................................          90            2          157           43
                                                                 --------     --------     --------     --------
     Total interest expense .................................      27,115       29,192       57,622       56,917
                                                                 --------     --------     --------     --------
   Net interest income ......................................      10,551        5,338       19,443       11,753
     Provision for loan losses ..............................       3,905        3,304        7,943       16,488
                                                                 --------     --------     --------     --------
   Net interest income (loss) after provision for loan losses       6,646        2,034       11,500       (4,735)

NON-INTEREST INCOME:
   Equity in net earnings (loss) of Impac Funding Corporation       3,528       (1,488)       4,818       (1,080)
   Loan servicing fees ......................................         290          176          582          338
   Other income .............................................         971          264        1,514        1,054
                                                                 --------     --------     --------     --------
     Total non-interest income ..............................       4,789       (1,048)       6,914          312

NON-INTEREST EXPENSE:
   Mark-to-market loss - FAS 133 ............................         581           --        1,445           --
   General and administrative and other expense .............         549          377          925          680
   Professional services ....................................         463          458        1,082        1,087
   Personnel expense ........................................         272          160          576          307
   Write-down on investment securities available-for-sale ...         108       29,426          107       53,404
   (Gain) loss on disposition of other real estate owned ....        (327)         880         (965)       1,307
                                                                 --------     --------     --------     --------
     Total non-interest expense .............................       1,646       31,301        3,170       56,785
                                                                 --------     --------     --------     --------

   Earnings (loss) before extraordinary item and cumulative
   effect of change in accounting principle .................       9,789      (30,315)      15,244      (61,208)
     Extraordinary item .....................................      (1,006)          --       (1,006)          --
     Cumulative effect of change in accounting principle ....          --           --       (4,313)          --
                                                                 --------     --------     --------     --------
   Net earnings (loss) ......................................       8,783      (30,315)       9,925      (61,208)
     Less: Cash dividends on 10.5% cumulative
     convertible preferred stock ............................        (787)        (788)      (1,575)      (1,575)
                                                                 --------     --------     --------     --------

   Net earnings (loss) available to common stockholders .....       7,996      (31,103)       8,350      (62,783)

Other comprehensive earnings (loss):
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period          571         (264)         969        2,806
     Less: Reclassification of losses included
     in earnings (loss) .....................................         (43)       2,940         (114)       6,962
                                                                 --------     --------     --------     --------
        Net unrealized gains arising during period ..........         528        2,676          855        9,768
                                                                 --------     --------     --------     --------
   Comprehensive earnings (loss) ............................    $  9,311     $(27,639)    $ 10,780     $(51,440)
                                                                 ========     ========     ========     ========


          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        and COMPREHENSIVE EARNINGS (LOSS)
                      (in thousands, except per share data)

                                                                   For the Three Months     For the Six Months
                                                                       Ended June 30,         Ended June 30,
                                                                    -------------------    -------------------
                                                                      2001       2000        2001       2000
                                                                    --------   --------    --------   --------
Earnings (loss) per share before extraordinary item and
 cumulative effect of change in accounting principle:
   Basic ..............................................             $   0.44   $  (1.45)   $   0.67   $  (2.93)
                                                                    ========   ========    ========   ========

   Diluted ............................................             $   0.36   $  (1.45)   $   0.57   $  (2.93)
                                                                    ========   ========    ========   ========
Net earnings (loss) per share
   Basic ..............................................             $   0.39   $  (1.45)   $   0.41   $  (2.93)
                                                                    ========   ========    ========   ========
   Diluted ............................................             $   0.33   $  (1.45)   $   0.37   $  (2.93)
                                                                    ========   ========    ========   ========


          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                              -----------------------
                                                                                 2001          2000
                                                                              ---------     ---------
Cash flows from operating activities:
  Net earnings (loss) ....................................................    $  14,238     $ (61,208)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Cumulative effect of change in accounting principle .................       (4,313)           --
     Equity in net (earnings) loss of Impac Funding Corporation ..........       (4,818)        1,080
     Provision for loan losses ...........................................        7,943        16,488
     Amortization of loan premiums and securitization costs ..............        5,161         8,393
     (Gain) loss on disposition of other real estate owned ...............         (965)        1,307
     Write-off of securitization costs from senior subordinated debentures        1,006            --
     Write-down of investment securities available-for-sale ..............          107        53,404
     Gain on sale of investment securities available-for-sale ............         (159)           --
     Net change in accrued interest receivable ...........................          929           311
     Net change in other assets and liabilities ..........................       (7,987)       (4,547)
                                                                              ---------     ---------
       Net cash provided by operating activities .........................       11,142        15,228
                                                                              ---------     ---------

Cash flows from investing activities:
  Net change in CMO collateral ...........................................      (75,475)       90,785
  Net change in finance receivables ......................................      (24,758)      (99,807)
  Net change in mortgage loans held-for-investment .......................     (189,884)     (109,472)
  Proceeds from sale of other real estate owned, net .....................        5,168         9,239
  Dividend from Impac Funding Corporation ................................        4,419            --
  Sale of investment securities available-for-sale .......................        5,154         5,704
  Net principal reductions on investment securities available-for-sale ...        1,079         2,088
                                                                              ---------     ---------
       Net cash used in investing activities .............................     (274,297)     (101,463)
                                                                              ---------     ---------

Cash flows from financing activities:
  Net change in reverse repurchase agreements and other borrowings .......      206,191      (144,838)
  Proceeds from CMO borrowings ...........................................      357,843       451,950
  Repayments of CMO borrowings ...........................................     (287,155)     (221,029)
  Dividends paid .........................................................       (1,575)       (6,964)
  Retirement of senior subordinated debentures ...........................       (7,747)           --
  Proceeds from exercise of stock options ................................          270            --
  Advances and reductions on notes receivable-common stock ...............          (28)            5
                                                                              ---------     ---------
       Net cash provided by financing activities .........................      267,799        79,124
                                                                              ---------     ---------

Net change in cash and cash equivalents ..................................        4,644        (7,111)
Cash and cash equivalents at beginning of period .........................       17,944        20,152
                                                                              ---------     ---------
Cash and cash equivalents at end of period ...............................    $  22,588     $  13,041
                                                                              =========     =========

Supplementary information:
  Interest paid ..........................................................    $  58,638     $  52,086

Non-cash transactions:
  Transfer of mortgage loans held-for-investment to CMO collateral .......    $ 359,643     $ 377,016
  Dividends declared and unpaid ..........................................          788         3,356
  Accumulated other comprehensive gain ...................................          855         9,768
  Loans transferred to other real estate owned ...........................        5,548         7,948

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

     Unless the context otherwise requires, references herein to the "Company" refer to Impac Mortgage Holdings, Inc. (IMH) and its subsidiaries and related companies, IMH Assets Corporation (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), and Impac Funding Corporation (together with its wholly-owned subsidiary, Impac Secured Assets Corporation, IFC, collectively). References to IMH refer to Impac Mortgage Holdings, Inc. as a separate entity from IMH Assets, IWLG, and IFC.

1. Basis of Financial Statement Presentation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The operations of IMH have been presented in the consolidated financial statements for the three- and six- months ended June 30, 2001 and 2000 and include the financial results of IMH's equity interest in net earnings of IFC and IMH Assets and IWLG as stand-alone entities. The results of operations of IFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations of the Company as "Equity in net earnings (loss) of Impac Funding Corporation."

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

Warehouse Lending Operations

     The Warehouse Lending Operations, conducted by IWLG, provides short-term lines of credit to affiliated companies and to approved mortgage bankers to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors. Most of the affiliated companies are correspondents of IFC.

3. Summary of Significant Accounting Policies

Method of Accounting

     The consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.

Reclassifications

     Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current presentation.

 Recent Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140 to replace SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities." SFAS No. 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 will be the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities;
(6) collateralized borrowing arrangements;  (7) securities lending transactions;
(8) repurchase agreements; and (9) extinguishment of liabilities. The accounting provisions are effective after June 30, 2001. The reclassification and disclosure provisions are effective for fiscal years beginning after December 31, 2000. The Company adopted the disclosure required by SFAS No. 140 and has included all appropriate and necessary disclosures required by SFAS No. 140 in its December 31, 2000 Form 10-K. The adoption of the accounting provision is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

     In November 1999, the FASB issued Emerging Issues Task Force No. 99-20 (EITF 99-20) "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets."

EITF 99-20 sets forth the rules for (1) recognizing interest income (including amortization of premium or discount) on (a) all credit sensitive mortgage assets and asset-backed securities and (b) certain prepayment-sensitive securities and
(2) determining whether these securities must be written down to fair value due to impairment. EITF 99-20 is effective for the Company after March 31, 2001. The adoption of EITF 99-20 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business  Combinations"  (SFAS
141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).

     SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interests method will be prohibited. The adoption of SFAS 141 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

     SFAS 142 applies to all acquired intangible assets whether acquired singularly, as a part of a group, or in a business combination. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and will carry forward provisions in AFB Opinion No. 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. The adoption of SFAS 142 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

4. Accounting for Derivatives and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of the derivatives are reported in current earnings or other comprehensive income, depending on whether they qualify for hedge accounting and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. If specific conditions are met, a derivative may be specifically designated as: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or
(3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement and approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The Company adopted SFAS 133 on January 1, 2001, and recorded a transition amount associated with establishing the fair values of the derivative instruments as of December 31, 2000.

     As part of the Company's secondary marketing activities, it purchases various derivative instruments to hedge against adverse changes in interest rates. In general, the derivative instruments are allocated to existing or forecasted CMOs to provide a hedge against a rise in interest rates. On January 1, 2001, the Company adopted SFAS 133, and at that time, designated the derivative instruments in accordance with the requirements of the new standard. These cash flow derivative instruments hedge the variability of forecasted cash flows attributable to interest rate risk. Derivative gains and losses not considered effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement as mark-to-market loss - FAS 133. The company recorded $722,000 in expense related to these hedges during the six months ended June 30, 2001.

     With the implementation of SFAS 133, the Company recorded transition amounts associated with establishing the fair values of the derivative instruments as of December 31, 2000 as a decrease to net earnings of $4.3 million and reflected as a cumulative change in accounting principle in the Company's statement of operations. During the first six months of 2001, the Company recorded a mark-to-market loss of $1.4 million when establishing the fair market valuation of derivative instruments outstanding as of June 30, 2001.

     During the second quarter of 2001 the Company purchased derivative instruments to protect itself against fluctuations in interest rates on existing CMO collateral and borrowings. The objective was to lock in a steady stream of cash flows when interest rates fall below or above certain levels. When interest rates rise, our CMO borrowing expense increases at a greater speed than the underlying collateral of loans. The hedging instruments will protect the Company by providing cash flows at certain triggers during changing interest rate environments. Cash flow hedges are accounted for by recording the value of the derivative instrument on the balance sheet as either an asset or liability with a corresponding offset recorded in other comprehensive income within stockholders' equity. Any ineffective portion of the hedge is included in current earnings. The company recorded $723,000 in expense related to these hedges during the six months ended June 30, 2001. Interest rates decreased during the first six months of 2001. Approximately $244,000 of net gain reported in other comprehensive income will be reclassified into earnings within the next twelve months.

5. Net Earnings (Loss) per Share

     The following table presents the computation of basic and diluted net earnings (loss) per share for the periods shown, as if all stock options and 10.5% Cumulative Convertible Preferred Stock (Preferred Stock), if dilutive, were outstanding for these periods (in thousands, except per share data):

                                                                                 For the Three Months
                                                                                    Ended June 30,
                                                                                ---------------------
                                                                                  2001         2000
                                                                                --------     --------
Numerator for earnings per share:
Earnings (loss) before extraordinary item ..................................    $  9,789     $(30,315)
Extraordinary item .........................................................      (1,006)          --
                                                                                --------     --------
   Earnings (loss) after extraordinary item ................................       8,783      (30,315)
Less:  Dividends paid to preferred stockholders ............................        (787)        (788)
                                                                                --------     --------
   Net earnings (loss) available to common stockholders ....................    $  7,996     $(31,103)
                                                                                ========     ========
Denominator for earnings per share:
Basic weighted average number of common shares outstanding during the period      20,421       21,401
Impact of assumed conversion of Preferred Stock ............................       6,356           --
Net effect of dilutive stock options .......................................         240           --
                                                                                --------     --------
   Diluted weighted average common and common equivalent shares ............      27,017       21,401
                                                                                ========     ========
Earnings (loss) per share before extraordinary item:
            Basic ..........................................................    $   0.44     $  (1.45)
                                                                                ========     ========
            Diluted ........................................................    $   0.36     $  (1.45)
                                                                                ========     ========
Net earnings (loss) per share:
            Basic ..........................................................    $   0.39     $  (1.45)
                                                                                ========     ========
            Diluted ........................................................    $   0.33     $  (1.45)
                                                                                ========     ========

     The Company had 5,839 and 684 stock options for the quarter ended June 30, 2001 and June 30, 2000, respectively, that were not considered in the dilutive calculation of earnings per share as the exercise price was higher than the market price for the period. The antidilutive effects of outstanding Preferred Stock as of June 30, 2001 and June 30, 2000 was none and 6,356,000 shares, respectively.

                                                                                  For the Six Months
                                                                                    Ended June 30,
                                                                                ---------------------
                                                                                  2001         2000
                                                                                --------     --------
Numerator for earnings per share:
Earnings (loss) before extraordinary item and cumulative effect of
   Change in accounting principle ..........................................    $ 15,244     $(61,208)
Extraordinary item .........................................................      (1,006)          --
Cumulative effect of change in accounting principle ........................      (4,313)          --
                                                                                --------     --------
   Earnings (loss) after extraordinary item and cumulative effect of change
     in accounting principle ...............................................       9,925      (61,208)
Less:  Dividends paid to preferred stockholders ............................      (1,575)      (1,575)
                                                                                --------     --------
   Net earnings (loss) available to common stockholders ....................    $  8,350     $(62,783)
                                                                                ========     ========

Denominator for earnings per share:
Basic weighted average number of common shares outstanding during the period      20,432       21,401
Impact of assumed conversion of Preferred Stock ............................       6,356           --
Net effect of dilutive stock options .......................................          83           --
                                                                                --------     --------

   Diluted weighted average common and common equivalent shares ............      26,871       21,401
                                                                                ========     ========

Net earnings (loss) per share before extraordinary item and cumulative effect of Change in accounting principle:
            Basic ..........................................................    $   0.67     $  (2.93)
                                                                                ========     ========
            Diluted ........................................................    $   0.57     $  (2.93)
                                                                                ========     ========
Net earnings (loss) per share:
            Basic ..........................................................    $   0.41     $  (2.93)
                                                                                ========     ========
            Diluted ........................................................    $   0.37     $  (2.93)
                                                                                ========     ========

     The Company had 15,136 and 420 stock options for the six-months ended June 30, 2001 and June 30, 2000, respectively, that were not considered in the dilutive calculation of earnings per share as the exercise price was higher than the market price for the period. The antidilutive effects of outstanding Preferred Stock as of June 30, 2001 and June 30, 2000 was none and 6,356,000 shares, respectively.

6. Mortgage Assets

     Mortgage Assets consist of investment securities available-for-sale, mortgage loans held-for-investment, CMO collateral and finance receivables. At June 30, 2001 and December 31, 2000, Mortgage Assets consisted of the following (in thousands):

                                                                     June 30,      December 31,
                                                                       2001            2000
                                                                   -----------     ------------
Investment securities available-for-sale:
   Subordinated securities collateralized by mortgages ........    $    31,190     $    37,920
   Net unrealized gain (loss) .................................            573            (999)
                                                                   -----------     -----------
     Carrying value of investment securities available-for-sale         31,763          36,921
                                                                   -----------     -----------
Loan Receivables:
CMO collateral--
   CMO collateral, unpaid principal balance ...................      1,404,889       1,333,487
   Unamortized net premiums on loans ..........................         21,769          22,759
   Securitization expenses ....................................         11,104          14,123
   Hedging instruments allocated to CMO collateral ............          2,086           2,627
                                                                   -----------     -----------
     Carrying value of CMO collateral .........................      1,439,848       1,372,996
Finance receivables--
   Due from affiliates ........................................        197,836         267,033
   Due from other mortgage banking companies ..................        231,754         138,405
                                                                   -----------     -----------

     Carrying value of finance receivables ....................        429,590         405,438
Mortgage loans held-for-investment--
   Mortgage loans held-for-investment, unpaid principal balance        197,387          16,928
   Unamortized net premiums (discounts) on loans ..............          2,521            (208)
                                                                   -----------     -----------
     Carrying value of mortgage loans held-for-investment .....        199,908          16,720

Carrying value of Gross Loan Receivables ......................      2,069,346       1,795,154
   Allowance for loan losses ..................................         (7,817)         (5,090)
                                                                   -----------     -----------
     Carrying value of Net Loan Receivables ...................      2,061,529       1,790,064
                                                                   -----------     -----------
   Total carrying value of Mortgage Assets ....................    $ 2,093,292     $ 1,826,985
                                                                   ===========     ===========

 7. Segment Reporting

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

     The following table shows the Company's reporting segments as of and for the six months ended June 30, 2001 (in thousands):

                                          Long-Term       Warehouse
                                          Investment       Lending           (a)
                                          Operations      Operations     Eliminations      Consolidated
                                          ----------      ----------     ------------      ------------
Balance Sheet Items
    CMO collateral                        $1,439,848       $     --       $      --        $1,439,848
    Total assets                           1,829,747        676,335        (328,609)        2,177,473
    Total stockholders' equity               268,931         67,151        (148,247)          187,835

Income Statement Items
    Interest income                       $   58,405       $ 23,264       $  (4,604)       $   77,065
    Interest expense                          44,361         17,865          (4,604)           57,622
    Equity interest in net earnings
       of IFC (b)                                 --             --           4,818             4,818
    Net earnings                                 252          4,855           4,818             9,925


     The following table shows the Company's reporting segments for the three months ended June 30, 2001 (in thousands):

Income Statement Items
    Interest income                       $   29,006       $ 11,483       $  (2,823)       $   37,666
    Interest expense                          20,947          8,991          (2,823)           27,115
    Equity interest in net earnings
       of IFC (b)                                 --             --           3,528             3,528
    Net earnings                               2,991          2,264           3,528             8,783

     The following table shows the Company's reporting segments as of and for the six months ended June 30, 2000 (in thousands):

                                          Long-Term       Warehouse
                                          Investment       Lending           (a)
                                          Operations      Operations     Eliminations      Consolidated
                                          -----------     ----------     ------------      ------------
Balance Sheet Items
    CMO collateral                        $ 1,182,125      $     --       $      --        $ 1,182,125
    Total assets                            1,495,516       454,651        (250,048)         1,700,119
    Total stockholders' equity                251,336        54,440        (125,117)           180,659

Income Statement Items
    Interest income                       $    50,675      $ 21,265       $  (3,270)       $    68,670
    Interest expense                           45,338        14,849          (3,270)            56,917
    Equity interest in net loss
       of IFC (b)                                  --            --          (1,080)            (1,080)
    Net earnings (loss)                       (65,884)        5,756          (1,080)           (61,208)

     The following table shows the Company's reporting segments for the three months ended June 30, 2000 (in thousands):

Income Statement Items
    Interest income                       $    24,596      $ 10,333       $    (399)       $    34,530
    Interest expense                           22,100         7,491            (399)            29,192
    Equity interest in net loss
       of IFC (b)                                  --            --          (1,488)            (1,488)
    Net earnings (loss)                       (31,198)        2,371          (1,488)           (30,315)

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

                                 BALANCE SHEETS

                                                               June 30,    December 31,
                                                                 2001          2000
                                                              ---------    ------------
                                     ASSETS
                                     ------
Cash                                                          $   9,624     $   8,281
Investment securities available-for-sale                         10,736           266
Mortgage loans held-for-sale                                    202,056       275,570
Mortgage servicing rights                                        11,128        10,938
Premises and equipment, net                                       4,912         5,037
Accrued interest receivable                                         327         1,040
Other assets                                                      8,759        16,031
                                                              ---------     ---------
     Total assets                                             $ 247,542     $ 317,163
                                                              =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Borrowings from IWLG                                          $ 192,877     $ 266,994
Due to affiliates                                                14,500        14,500
Deferred revenue                                                  5,937         5,026
Accrued interest expense                                            592         2,176
Other liabilities                                                17,501        12,546
                                                              ---------     ---------
     Total liabilities                                          231,407       301,242
                                                              ---------     ---------
Shareholders' Equity:
Preferred stock                                                  18,053        18,053
Common stock                                                        182           182
Retained earnings (accumulated deficit)                           2,547        (2,300)
Cumulative dividends declared                                    (4,464)           --
Accumulated other comprehensive loss                               (183)          (14)
                                                              ---------     ---------
     Total shareholders' equity                                  16,135        15,921
                                                              ---------     ---------
     Total liabilities and shareholders' equity               $ 247,542     $ 317,163
                                                              =========     =========

                            STATEMENTS OF OPERATIONS

                                                             For the Three Months      For the Six Months
                                                                 Ended June 30,          Ended June 30,
                                                             --------------------     ---------------------
                                                               2001         2000        2001         2000
                                                             --------     -------     --------     --------
Interest income                                              $  5,253     $ 7,107     $ 12,745     $ 12,052
Interest expense                                                4,774       7,014       11,972       12,674
                                                             --------     -------     --------     --------
  Net interest income (expense)                                   479          93          773         (622)

Gain on sale of loans                                          12,875       4,149       20,523        9,370
Loan servicing income                                             769       1,012        1,800        2,548
Other non-interest income                                          65         384          112          408
                                                             --------     -------     --------     --------
  Total non-interest income                                    13,709       5,545       22,435       12,326

Personnel expense                                               3,453       2,259        6,638        4,581
General and administrative and other expense                    3,382       3,136        5,655        4,907
Amortization of mortgage servicing rights                       1,188       1,265        2,445        2,457
Provision for repurchases                                           8           7           14           71
Write-down on investment securities available-for-sale             --       1,537           --        1,537
Mark-to-market gain - FAS 133                                      --          --          (17)          --
                                                             --------     -------     --------     --------
  Total non-interest expense                                    8,031       8,204       14,735       13,553

Earnings (loss) before income taxes and cumulative effect
of change in accounting principle                               6,157      (2,566)       8,473       (1,849)
   Income taxes                                                (2,608)     (1,060)      (3,609)        (756)
                                                             --------     -------     --------     --------
Earnings (loss) before cumulative effect of change
in accounting principle                                         3,549      (1,506)       4,864       (1,093)
   Cumulative effect of change in accounting principle             --          --           17           --
                                                             --------     -------     --------     --------
Net earnings (loss)                                             3,549      (1,506)       4,847       (1,093)
   Less: Cash dividends on preferred stock                     (2,500)         --       (4,464)          --
                                                             --------     -------     --------     --------
Net earnings (loss) available to common stockholders         $  1,049     $(1,506)    $    383     $ (1,093)
                                                             ========     =======     ========     ========

9. Stockholders' Equity

     On June 26, 2001, the Company declared a second quarter cash dividend of $788,000 or $0.65625 per share to preferred stockholders. This dividend was paid on July 24, 2001.

     On March 27, 2001, the Company declared a first quarter cash dividend of $788,000 or $0.65625 per share to preferred stockholders. This dividend was paid on April 24, 2001.

     On February 20, 2001, IFC purchased $5.0 million of the Company's Preferred Stock from LBP, Inc. (LBPI) at cost plus accumulated dividends. On March 27, 2001, IFC purchased an additional $5.0 million of the Company's Preferred Stock from LBPI for $5.25 million plus accumulated dividends.

10. Commitments and Contingencies

     Currently, IFC is protesting the California Franchise Tax Board's (FTB) examination results for the income tax years ended December 31, 1996 and 1995. The examination was the result of an audit of Imperial Credit Industries, Inc. for which the FTB has raised certain claims, resulting in the issuance of Notice of Proposed Assessments for the above years stated. During the fourth quarter of 2000, the Company recorded income tax provisions related to a potential tax assessment.

11. Subsequent Events

     On July 13, 2001, IFC signed an Asset Purchase Agreement to acquire the assets and assume selected liabilities of Old Kent Mortgage Corporation, a wholesale mortgage originator. While IFC has only acquired the assets and selected liabilities of the Old Kent Mortgage Corporation, IFC expects to operate this business as a division of IFC under the name of Novelle Financial Services (NFS). The asset sale is scheduled to close on August 31, 2001.

     The Board of Directors has authorized the redemption of all of Preferred Stock for the cash amount of $25.00 per share. The Company has 1,200,000 shares of Preferred Stock outstanding and has set a redemption date of September 21, 2001. As per the terms of the Preferred Stock redemption rights, the Company may redeem its Preferred Stock if the closing sales price of its common stock as reported by the American Stock Exchange, the Company's principal stock exchange, averages in excess of 150% of the conversion price of $4.72 for a period of at least 20 consecutive trading days. As of July 23, 2001, the Company's common stock closed at $7.50 with a 20-day average consecutive closing price of $7.19 or 152% of the conversion price. The Preferred Stock conversion rate into common stock is an aggregate amount of 6,356,000 common shares.

12. Allowance for Loan Losses

     The Company makes a monthly provision for estimated loan losses on its long-term investment portfolio as an increase to allowance for loan losses. The provision for estimated loan losses is primarily based on a migration analysis based on historical loss statistics, including cumulative loss percentages and loss severity, of similar loans in the Company's long-term investment portfolio. The loss percentage is used to determine the estimated inherent losses in the investment portfolio. Provision for loan losses is also based on management's judgment of net loss potential, including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, the value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

     The adequacy of the allowance for loan losses is evaluated on a monthly basis by management to maintain the allowance at levels sufficient to provide for inherent losses. The migration system analyzes historical migration of mortgage loans from original current status to 30-, 60- and 90-day delinquency, foreclosure, other real estate owned and paid. The principal balance of all loans currently in the long-term investment portfolio are included in the migration analysis until the principal balance of loans either become real estate owned or are paid in full. The statistics generated by the migration analysis are used to establish the general valuation for loan losses.

Activity for allowance for loan losses was as follows (in thousands):

                                        For the Three Months Ended
                                     --------------------------------
                                     June 30, 2001     March 31, 2001
                                     -------------     --------------

Balance, beginning of period .......    $ 6,295           $ 5,090
Provision for loan losses .........       3,905             4,038
Charge-offs, net of recoveries           (2,383)           (2,833)
                                        -------           -------
Balance, end of period ............     $ 7,817           $ 6,295
                                        =======           =======

                                         For the Three Months Ended
                                     ---------------------------------
                                     June 30, 2000      March 31, 2000
                                     -------------      --------------

Balance, beginning of period .          $ 12,768           $  4,029
Provision for loan losses ....             3,304             13,184
Charge-offs, net of recoveries            (3,205)            (4,445)
                                        --------           --------
Balance, end of period .......          $ 12,867           $ 12,768
                                        ========           ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "should," "anticipate," "estimate," or "believe" or the negatives thereof or other variations thereon or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause a difference to occur include the rate of growth and expansion of the Company's new divisions, the conditions in the securities markets and ability to complete securitizations, ownership and disposition of Mortgage Assets (which depend on the type of Mortgage Asset involved) and yields available from time to time on such Mortgage Assets, interest rate fluctuations, the ability to maintain sufficient cash flows for the payment of dividends fluctuations and increase in prepayment rates, the availability of suitable financing and investments, trends in the economy which affect confidence and demand on the Company's portfolio of Mortgage Assets and other factors referenced in this report and other reports filed by the Company with the SEC, including its Annual Report on Form 10-K.

SIGNIFICANT TRANSACTIONS

     On June 20, 2001, the Company retired its 11% senior subordinated debentures and wrote-off $1.0 million of discounts and securitization costs related to these debentures.

     On February 20, 2001, IFC purchased $5.0 million of the Company's Series C 10.5% Cumulative Convertible Preferred Stock ("Preferred Stock") from LBP, Inc. ("LBPI") at cost plus accumulated dividends. On March 27, 2001, IFC purchased an additional $5.0 million of the Company's Preferred Stock from LBPI for $5.25 million plus accumulated dividends.

BUSINESS OPERATIONS

     Long-Term Investment Operations: During the first six months of 2001, the Long-Term Investment Operations acquired $555.5 million of primarily adjustable-rate mortgages ("ARMs") secured by first liens on residential property from IFC as compared to $156.9 million of mortgages acquired during the same period in 2000. During the first six months of 2001, IMH Assets issued a Collateralized Mortgage Obligations ("CMO") for $357.8 million as compared to a CMO totaling $452.0 million during the same period in 2000. As of June 30, 2001, the Long-Term Investment Operations' portfolio of mortgage loans consisted of $1.4 billion of mortgage loans held in trust as collateral for CMOs and $200.0 million of mortgage loans held-for-investment, of which approximately 19% were fixed-rate mortgages ("FRMs") and 81% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of mortgage loans was 8.89% at June 30, 2001 with a weighted average margin of 3.90%. The portfolio of mortgage loans included 95% of "A" credit quality, non-conforming mortgage loans and 5% of "B" and "C" credit quality, non-conforming mortgage loans. Borrowers with a Fair Isaac Credit Score ("FICO") of 620 or better are generally considered to be "A" credit grade and "A-" grade loans generally have a FICO score of 550 or better. The FICO was developed by Fair Isaac Co., Inc. and is an electronic evaluation of past and present credit accounts on the borrower's credit bureau report. The loan delinquency rate of the Long-Term Investment Operations portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 4.38% at June 30, 2001 as compared to 4.89% at December 31, 2000. Total non-performing loans, including 90 days past due, foreclosures and other real estate owned increased to 2.58% of total assets at June 30, 2001 as compared to 2.30% of total assets at December 31, 2000.

     Conduit Operations: The Conduit Operations, conducted by IFC, continues to support the Long-Term Investment Operations of the Company by supplying IMH with mortgages for long-term investment. In acting as the mortgage conduit for the Company, IFC's mortgage acquisitions increased 56% to $1.4 billion during the first six months of 2001 as compared to $886.0 million acquired during the same period in 2000. IFC sold loans to first party investors or securitized $880.6 million, which contributed to the gain on sale of loans of $20.5 million, during the first six months of 2001. This compares to loan sales to first party investors or securitizations of $621.6 million, contributing to gain on sale of loans of $9.4 million, during the same period in 2000. Of the $880.6 million of whole loan sales and securitizations during the first six months of 2001, IFC issued four real estate mortgage investment conduits ("REMICs"), for a total of $852.4 million. IFC had deferred income of $5.9 million at June 30, 2001 as compared to $5.0 million at December 31, 2000. Deferred income results from the sale of mortgages to IMH, which are deferred and amortized or accreted over the estimated life of the loans using the interest method. During the first six months of 2001, IFC sold $546.9 million in principal balance of mortgages to IMH as compared to $155.2 million during the same period of 2000. IFC's master servicing portfolio increased 20% to $4.8 billion at June 30, 2001 as compared to $4.0 billion at December 31, 2000. IFC had mortgage servicing rights of $11.1 million at June 30, 2001 as compared to $10.9 million at December 31, 2000. The loan delinquency rate of mortgages in IFC's master servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 5.02% at June 30, 2001 as compared to 4.82%, 4.24%, 4.15% and 4.33% for the last four quarter-end periods.

     Wholesale and Retail Lending Operations: The Wholesale and Retail Lending Operations, conducted by ILG, increased total loan originations to $433.8 million during the first six months of 2001 as compared to $79.9 million during the same period of 2000. As of June 30, 2001, ILG approved mortgage brokers increased to 1,566 as compared to 983 at December 31, 2000.

     Warehouse Lending Operations: At June 30, 2001, the Warehouse Lending Operations had $1.2 billion of short-term warehouse lines of credit available to 55 borrowers. There was $429.6 million outstanding thereunder, after elimination of borrowings to the Long-Term Investment Operations, including $192.9 million outstanding to IFC.

RESULTS OF OPERATIONS--IMPAC MORTGAGE HOLDINGS, INC.

For the Three Months Ended June 30, 2001 as compared to the Three Months Ended June 30, 2000

Results of Operations

     Net earnings increased to $8.8 million, or $0.33 per diluted common share, for the second quarter of 2001 as compared to a net loss of $(30.3) million, or $(1.45) per diluted common share, for the second quarter of 2000. Net earnings increased during the second quarter of 2001 as the Company recorded non-recurring,  non-cash  accounting  charges  ("accounting  charges")  of $33.6 million during the second quarter of 2000. Of the $33.6 million accounting charges the Company recognized during the second quarter of 2000, $29.2 million was related to write-downs on investment securities available-for-sale ("investment securities") and $2.6 million was provided for additional increases in the Company's allowance for loan losses related to its high loan-to-value ("HLTV") second trust deed portfolio. As of June 30, 2001, the Company had outstanding HLTV loans in its long-term investment portfolio of $41.7 million and no investment securities that were collateralized by HLTV loans. Since 1998, the Company's investment strategy has been only to acquire or invest in investment securities that are secured by mortgage loans underwritten and purchased by IFC due to their superior historical performance.

     Core operating earnings were $10.4 million, or $0.38 per diluted common share, for the second quarter of 2001 as compared to core operating earnings of $3.3 million, or $0.12 per diluted common share, for the second quarter of 2000. Core operating earnings during the second quarter of 2001 excludes the current effect of a $581,000 mark-to-market loss as a result of Statement of Financial Accounting Standards No. 133 ("SFAS 133") and a $1.0 million write-down of discounts and prepaid securitization costs related to the retirement of senior subordinated debt. See "Effect of SFAS 133" for additional information. Core operating earnings during the second quarter of 2000 excludes accounting charges of $33.6 million. Core operating earnings increased 215% during the second quarter of 2001 as compared to the second quarter of 2000 as a result of a $5.2 million increase in net interest income and a $2.0 million increase in equity in net earnings of IFC. See "Net Interest Income" and "Non-Interest Income" for additional information.

     Higher than anticipated net earnings during the first half of 2001 allowed the Company to retire its senior subordinated debt in June, almost three years before its original maturity date, acquire $10.0 million of its Preferred Stock and increase liquidity. Although the Company took a one-time charge of $1.0 million during the second quarter of 2001 as a write-off of discounts and securitization costs from the retirement of the senior subordinated debt, the Company will realize savings of approximately $2.2 million in interest expense over the original remaining life of the debt. While using its cash to acquire mortgages, retire debt and acquire Preferred Stock, the Company increased total combined cash balances by $6.0 million to $32.2 million at June 30, 2001 from $26.2 million at December 31, 2000.

     Consistent with the Company's goal of restructuring its balance sheet to provide more reliable net interest margins, the Company continues to improve the credit quality of mortgages held for long-term investment and increased prepayment protection by acquiring mortgages from the Mortgage Operations with prepayment penalties. The credit quality of mortgages held as CMO collateral improved as the weighted average FICO at origination increased to 667 as of June 30, 2001 as compared to 603 as of December 31, 1999. As of June 30, 2001, 39% of the Company's CMO collateral had prepayment penalties ranging from one to five years with a weighted average life to prepayment penalty expiration of approximately 25 months. During the second quarter, the Company completed a CMO of $358.0 million of which approximately 63% of the collateral included prepayment penalties. Of the outstanding CMO collateral on the Company's balance sheet at June 30, 2001, 75% of CMO collateral was acquired or originated by the Company during the last 18 months.

     Total assets were $2.2 billion at June 30, 2001 as compared to $1.9 billion at December 31, 2000. Diluted book value (calculated by including Preferred Stock conversion rights of approximately 6.4 million common shares) increased to $7.00 per common share at June 30, 2001 as compared to $6.67 per common share at December 31, 2000.

Net Interest Income

     Net interest income increased 100% to $10.6 million during the second quarter of 2001 as compared to $5.3 million during the second quarter of 2000. Net interest income increased as a result of decreased borrowing costs and wider net interest margins as interest rates on adjustable rate CMO borrowings continued to decline due to short-term interest rate reductions by the Federal Reserve Bank. However, in anticipation of the likelihood that short-term interest rates may rise sometime in the future, the Company purchased derivative instruments during the second quarter of 2001 to mitigate possible adverse changes in net interest margins.

     During the second quarter of 2001, net interest income increased as net interest margins on Mortgage Assets increased to 2.07% as compared to 1.20% during the second quarter of 2000. Mortgage Assets include CMO collateral, mortgage loans held-for-investment, finance receivables and investment securities. Net interest margins on Mortgage Assets increased during the second quarter of 2001 primarily as a result of average CMO borrowing costs decreasing 168 basis points to 5.53% during the second quarter of 2001 as compared to 7.21% during the second quarter of 2000. Borrowing costs on CMO financing continues to trend lower as recent interest rate reductions by the Federal Reserve Bank improved net interest margins during the second quarter of 2001 and should improve net interest margins for the remainder of the year.

     Because a significant portion of CMO collateral includes prepayment penalties, the Company believes that the effect of early prepayments on net interest income due to refinance activity will be partially mitigated. As of June 30, 2001, 39% of the Company's CMO collateral had prepayment penalties with a weighted average life to prepayment penalty expiration of approximately 25 months. During the second quarter of 2001, the Company completed a CMO of $358.0 million of which approximately 63% of the collateral included prepayment penalties.

     Net interest income also increased as average Mortgage Assets increased 18% to $2.0 billion during the second quarter of 2001 as compared to $1.7 billion during the second quarter of 2000. The increase in Mortgage Assets was primarily the result of a $233.8 million increase in average CMO collateral and mortgage loans held-for investment. CMO collateral and mortgage loans held-for investment increased during the second quarter of 2001 as the Company acquired $373.4 million of primarily ARMs from the Mortgage Operations as compared to $116.5 million during the second quarter of 2000.

     The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the second quarters of 2001 and 2000 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                              For the Three Months                        For the Three Months
                                                               Ended June 30, 2001                        Ended June 30, 2000
                                                      ------------------------------------     -----------------------------------
                                                      Average                     Wtd Avg         Average                  Wtd Avg
                                                      Balance       Interest       Yield          Balance    Interest       Yield
                                                      ------------------------------------     -----------------------------------
                  MORTGAGE ASSETS
                  ---------------
Investment securities available-for-sale:
Securities collateralized by mortgages               $   32,663      $   992       12.15 %        $64,007    $   1,511      9.44 %
Securities collateralized by other loans                     --           --          --            5,673           70      4.94
                                                     -----------------------                   -----------------------
   Total investment securities                           32,663          992       12.15           69,680        1,581      9.08
                                                     -----------------------                   -----------------------
Loan receivables:
CMO collateral                                        1,317,851       24,290        7.37        1,243,379       22,153      7.13
Mortgage loans held-for-investment                      177,195        3,108        7.02           17,881          402      8.99
Finance receivables:
Affiliated                                              232,464        4,135        7.12          266,910        6,540      9.80
Non-affiliated                                          222,019        4,486        8.08          128,952        3,365     10.44
                                                     -----------------------                   -----------------------
   Total finance receivables                            454,483        8,621        7.59          395,862        9,905     10.01
                                                     -----------------------                   -----------------------
     Total Loan receivables                           1,949,529       36,019        7.39        1,657,122       32,460      7.84
                                                     -----------------------                   -----------------------

Total Mortgage Assets                                $1,982,192      $37,011        7.47 %     $1,726,802      $34,041      7.89 %
                                                     =======================                   =======================
                   BORROWINGS
                   ----------
CMO borrowings                                       $1,242,049      $17,175        5.53 %     $1,141,240      $20,578      7.21 %
Reverse repurchase agreements - mortgages               595,421        8,938        6.00          393,431        7,489      7.61
Borrowings secured by investment securities              18,189          660       14.51           27,549          807     11.72
                                                     -----------------------                   -----------------------
Total Borrowings on Mortgage Assets                  $1,855,659      $26,773        5.77 %     $1,562,220      $28,874      7.39 %
                                                     =======================                   =======================


Net Interest Spread (1)                                                             1.70 %                                  0.50 %

Net Interest Margin (2)                                                             2.07 %                                  1.20 %

     (1) Net interest spread is calculated by subtracting the weighted average yield on total borrowings on Mortgage Assets from the weighted average yield on total Mortgage Assets.

     (2) Net interest margin is calculated by subtracting interest expense on total borrowings on Mortgage Assets from interest income on total Mortgage Assets and then dividing by the total average balance for Mortgage Assets.

     Interest Income on Mortgage Assets

     Interest income on CMO collateral increased 9% to $24.3 million during the second quarter of 2001 as compared to $22.2 million during the second quarter of 2000 as average CMO collateral increased 8% to $1.3 billion as compared to $1.2 billion, respectively. Interest income on CMO collateral increased primarily as the Company issued a CMO for $358.0 million during May of 2001. During the second quarter of 2001, constant prepayment rates ("CPR") on CMO collateral increased to 41% as compared to 26% during the second quarter of 2000. CPR results from the unscheduled principal pay down or payoff of mortgage loans prior to the contractual maturity date or contractual payment schedule of the mortgage loan. Although interest rates continued to decrease during the second quarter of 2001, an increase in loans acquired from IFC with prepayment penalties should partially mitigate increased CPR and corresponding premium amortizations. Loan premiums paid for acquiring mortgage loans and securitization costs incurred when CMOs are issued are amortized to interest income and interest expense, respectively, over the estimated lives of the mortgage loans. The weighted average yield on CMO collateral increased to 7.37% during the second quarter of 2001 as compared to 7.13% during the second quarter of 2000. The rapid reduction of interest rates during the second quarter of 2001 should improve net interest income for the remainder of the year as adjustable-rate CMO collateral, which is restricted to periodic cap limitations, will reprice downwards more slowly than adjustable-rate CMO borrowings, which is generally indexed to one-month LIBOR.

     Interest income on mortgage loans held-for-investment increased 671% to $3.1 million during the second quarter of 2001 as compared to $402,000 during the second quarter of 2000 as average mortgage loans held-for-investment increased 894% to $177.2 million as compared to $17.9 million, respectively. The Long-Term Investment Operations acquired $373.4 million of mortgages during the second quarter of 2001 as compared to $116.5 million of mortgages during the second quarter of 2000. The weighted average yield on mortgage loans held-for-investment decreased to 7.02% during the second quarter of 2001 as compared to 8.99% during the second quarter of 2000 as mortgage interest rates declined during the first half of 2001.

     Interest income on total finance receivables decreased 13% to $8.6 million during the second quarter of 2001 as compared to $9.9 million during the second quarter of 2000 as average total finance receivables increased 15% to $454.5 million as compared to $395.9 million, respectively. The weighted average yield on total finance receivables decreased to 7.59% during the second quarter of 2001 as compared to 10.01% during the second quarter of 2000. The decrease in yield was primarily due to a reduction in Bank of America's prime rate
("Prime"), which is the index used to determine interest rates on finance receivables, and a 0.50% decrease in the spread indexed to Prime on warehouse lines made available to affiliates.

     Interest income on finance receivables to affiliates decreased 37% to $4.1 million during the second quarter of 2001 as compared to $6.5 million during the second quarter of 2000 as average finance receivables to affiliated companies decreased 13% to $232.5 million as compared to $266.9 million, respectively. The decrease in average affiliate finance receivables was primarily due to accelerated securitizations by the Mortgage Operations during 2001 as compared to 2000 and the corresponding shorter accumulation and holding period of loans held-for-sale. The weighted average yield on affiliated finance receivables decreased to 7.12% during the second quarter of 2001 as compared to 9.80% during the second quarter of 2000 primarily due to a decrease in Prime and a 0.50% decrease in the spread indexed to Prime on warehouse lines with IWLG.

     Interest income on finance receivables to non-affiliated mortgage banking companies increased 32% to $4.5 million during the second quarter of 2001 as compared to $3.4 million during the second quarter of 2000 as average finance receivables outstanding to non-affiliated mortgage banking companies increased 72% to $222.0 million as compared to $129.0 million, respectively. Average finance receivables to non-affiliates increased during the second quarter of 2001 as compared to the second quarter of 2000 primarily due to increased usage of short-term warehouse lines of credit and the addition of new customers. The weighted average yield on non-affiliated finance receivables decreased to 8.08% during the second quarter of 2001 as compared to 10.44% during the second quarter of 2000 primarily due to the aforementioned decrease in Prime.

     Interest income on investment securities decreased 38% to $992,000 during the second quarter of 2001 as compared to $1.6 million during the second quarter of 2000 as average investment securities decreased 53% to $32.7 million as compared to $69.7 million, respectively. Average investment securities decreased as the Company wrote-off $52.6 million of investment securities during the first half of 2000. The weighted average yield on investment securities increased to 12.15% during the second quarter of 2001 as compared to 9.08% during the second quarter of 2000 as non-performing investment securities were written-off during the first half of 2000.

     Interest Expense on Mortgage Assets

     Interest expense on CMO borrowings decreased 17% to $17.2 million during the second quarter of 2001 as compared to $20.6 million during the second quarter of 2000 as average borrowings on CMO collateral increased 9% to $1.2 billion as compared to $1.1 billion, respectively. The decrease in interest expense on CMO borrowings was primarily attributable to the reduction in short-term interest rates by the Federal Reserve Bank during the first half of 2001. As a result, one-month LIBOR, which is the index used to re-price the Company's adjustable-rate CMO borrowings, decreased to an average of 4.27% during the second quarter of 2001 as compared to 6.47% during the second quarter of 2000. Short-term interest rate reductions caused CMO borrowing costs to decrease 168 basis points to 5.53% during the second quarter of 2001 as compared to 7.21% during the second quarter of 2000.

     Interest expense on reverse repurchase agreements used to fund the acquisition of mortgage loans and finance receivables increased 19% to $8.9 million during the second quarter of 2001 as compared to $7.5 million during the second quarter of 2000 as average reverse repurchase agreements increased 51% to $595.4 million as compared to $393.4 million, respectively. The increase in interest expense on reverse repurchase agreements was primarily the result of an increase in average non-affiliate finance receivables as IWLG added customers during the first half of 2001. The weighted average yield on reverse repurchase agreements decreased to 6.00% during the second quarter of 2001 as compared 7.61% during the second quarter of 2000 as a result of short-term interest rate reductions.

     The Company also uses mortgage-backed securities as collateral to borrow and fund the purchase of mortgage assets and to act as an additional source of liquidity for the Company's operations. Interest expense on borrowings secured by investment securities decreased 18% to $660,000 during the second quarter of 2001 as compared to $807,000 during the second quarter of 2000 as the average balance on these borrowings decreased 34% to $18.2 million as compared to $27.5 million, respectively. The weighted average yield of these borrowings increased to 14.51% during the second quarter of 2001 as compared 11.72% during the second quarter of 2000 primarily as the Company re-securitized a portion of its investment securities portfolio with long-term financing at a higher interest rate, as opposed to short-term reverse repurchase financing which are subject to margin calls. The Company did not have short-term reverse repurchase financing collateralized by investment securities outstanding at June 30, 2001.

Provision for Loan Losses

     The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables, which includes loans held-for-investment, CMO collateral and finance receivables, increased to 0.38% at June 30, 2001 as compared to 0.28% at December 31, 2000. During the second quarter of 2001, the Company added provision for loan losses of $3.9 million as compared to $3.3 million during the second quarter of 2000, which increased the allowance for loan losses by 53% to $7.8 million as of June 30, 2001 as compared to $5.1 million as of December 31, 2000. The Company recorded net charge-offs of $2.4 million during the second quarter of 2001 as the Company continued to liquidate its non-performing collateral that remained from previously collapsed CMO collateral.

     Total non-performing loans, including 90 days past due, foreclosures and other real estate owned increased to 2.58% of total assets at June 30, 2001 as compared to 2.30% of total assets at December 31, 2000. The loan delinquency rate of mortgages in the long-term investment portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, decreased to 4.38% at June 30, 2001 as compared to 5.11% at December 31, 2000. The unpaid principal balance of mortgage loans in the long-term investment portfolio at June 30, 2001 was $1.5 billion as compared to $1.3 billion at December 31, 2000.

Non-Interest Income

     Non-interest income includes equity in net earnings (loss) of IFC and other non-interest income, primarily loan servicing fees and fees associated with the Company's Warehouse Lending Operations. During the second quarter of 2001, non-interest income was $4.8 million as compared to $(1.0) million during the second quarter of 2000. The increase in non-interest income was primarily due to an increase of $5.0 million in equity in net earnings (loss) of IFC to $3.5 million during the second quarter of 2001 from $(1.5) million during the second quarter of 2000. IFC's net earnings increased primarily as a result of an increase of $8.7 million in gain on sale of loans. The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC. Refer to "Results of Operations--Impac Funding Corporation" for additional information. In addition, during the second quarter of 2001 loan servicing fees and other income increased $821,000 to $1.3 million from $440,000 during the second quarter of 2000 as activity fees on non-affiliate warehouse lines rose as a result of increased line usage and the addition of new customers.

Non-Interest Expense

     During the second quarter of 2001, non-interest expense decreased to $1.6 million as compared to $31.3 million during the second quarter of 2000.
Excluding write-down on investment securities and mark-to-market loss as a result of SFAS 133, non-interest expense decreased to $1.1 million during the second quarter of 2001 as compared to $1.9 million during the second quarter of 2000. This decrease was primarily the result of a $1.2 million decrease in disposition of other real estate owned to $(327,000) during the second quarter of 2001 as compared to $880,000 during the second quarter of 2000.

Effect of SFAS 133

     During the second quarter of 2001, the Company recognized a current loss to earnings of $581,000 as a fair market valuation of the Company's derivative instruments outstanding at June 30, 2001 in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." As part of the Company's secondary marketing activities, it purchases derivative instruments as a hedge against adverse changes in interest rates and the corresponding adverse effect on net interest margins. The primary effect of SFAS 133 on the Company's financial position is to change the prior accounting treatment, which amortized the cost of derivative instruments over its life, to recording only the change in the fair market value of the derivative instruments as an adjustment to current earnings.

     During the second quarter of 2001, the effect of the fair market valuation loss was $581,000, compared to a $1.2 million of amortization of interest rate cap costs, which prior to SFAS 133 would have been recorded as interest expense. Since the implementation of SFAS 133, net interest margins will not reflect the amortization of interest rate cap costs. The Company does not intend to change its interest rate hedge policy. Net earnings in the future may experience some level of volatility from quarter to quarter due to the timing and expense recognition of hedge activity by the Company as a result of implementation of SFAS 133.

RESULTS OF OPERATIONS-- IMPAC FUNDING CORPORATION

     For the Three Months Ended June 30, 2001 as compared to the Three Months Ended June 30, 2000

Results of Operations

     Net earnings increased to $3.5 million during the second quarter of 2001 as compared to net loss of $(1.5) million for the second quarter of 2000 primarily as a result of an $8.7 million increase in gain on sale of loans. See "Non-Interest Income" for additional information.

     Loan acquisitions and originations by IFC the Mortgage Operations increased 82% to $776.0 million as compared to $427.3 million during the second quarter of 2000. Loan production during the second quarter of 2001 was driven by lower interest rates and IDASL, the Company's web-based automated underwriting system which has enhanced the origination process. IDASL stands for Impac Direct Access System for Lending. During the second quarter of 2001, average monthly volume of loans submitted through IDASL increased by 9% to $783.0 million in loan submissions as compared to $719.2 million per month in loan submissions during the prior quarter and $555.5 million per month during the fourth quarter of 2000. IDASL usage will in all likelihood not show dramatic increases in the near future due to the complete rollout of IDASL to all our customers and with 100% of current production being processed through IDASL.

Net Interest Income

     Net interest income increased to $479,000 during the second quarter of 2001 as compared to $93,000 during the second quarter of 2000. The increase in net interest income was the result of a decrease in the interest rate spread over Prime, which was reduced from Prime to Prime minus 0.50% during the second quarter of 2001, and the rapid decrease of short-term interest rates. Average Prime decreased to 7.34% during the second quarter of 2001 as compared to 9.25% during the second quarter of 2000.

Non-Interest Income

     During the second quarter of 2001, non-interest income increased to $13.7 million as compared to $5.5 million during the second quarter of 2000. The increase was primarily due to an $8.7 million increase in gain on sale of loans. During the second quarter of 2001, IFC sold whole loans or securitized $418.7 million of mortgages contributing to a gain on sale of $12.9 million as compared to $462.0 million and $4.1 million, respectively, during the second quarter of 2000. Gain on sale of loans increased as profit margins on securitizations improved significantly as compared to securitizations completed during the second quarter of 2000. IFC sold loans on a servicing released basis during the second quarter of 2001 and anticipates that it will continue to sell related loan servicing rights from the securitization of its loans. IFC will continue to act as master servicer on all its securitizations. IFC completed two REMICs during the second quarter of 2001 and anticipates completing two REMICs per quarter for the remainder of the year. By securitizing loans more frequently, IFC expects that less capital will be required, higher liquidity will be maintained and less interest rate and price volatility during the mortgage loan accumulation period will be achieved.

Non-Interest Expense

     During the second quarter of 2001, non-interest expense decreased to $8.0 million as compared to $8.2 million during the second quarter of 2000. Excluding write-down on investment securities recorded during the second quarter of 2000, non-interest expense increased 19% to $8.0 million during the second quarter of 2001 as compared to $6.7 million during the second quarter of 2000. Personnel expense accounted for the primary increase in non-interest expense during the second quarter of 2001 as it increased 52% to $3.5 million as compared to $2.3 million during the second quarter of 2000 as staffing rose to 232 employees at June 30, 2001 as compared to 183 employees at June 30, 2000. Due to increased utilization of IDASL since the second quarter of 2000, personnel expense rose at a much slower rate than the increase in loan acquisitions and originations, which increased 82% during the second quarter of 2001 as compared to the second quarter of 2000.

Effect of SFAS 133

     As part of IFC's secondary marketing activities, IFC utilizes options and futures contracts to hedge the value of its mortgage pipeline against adverse changes in interest rates. IFC did not experience any material impact during the quarter related to the adoption of SFAS 133 in its mortgage pipeline hedging activities. IFC does not hedge mortgage servicing rights, however, valuation changes in mortgage servicing rights continue to be recorded against current earnings. Net earnings in the future will experience some level of volatility from quarter to quarter due to the timing and expense recognition of hedge activity by IFC as a result of implementation of SFAS 133.

RESULTS OF OPERATIONS--IMPAC MORTGAGE HOLDINGS, INC.

For the Six Months Ended June 30, 2001 as compared to the Six Months Ended June 30, 2000

Results of Operations

     Net earnings increased to $9.9 million, or $0.37 per diluted common share, for the first six months of 2001 as compared to a net loss of $(61.2) million, or $(2.93) per diluted common share, for the same period of 2000. Net earnings increased during the first six months of 2001 as the Company recorded accounting charges of $68.9 million during the first six months of 2000. Of the $68.9 million accounting charges the Company recognized during the first six months of 2000, $52.6 million was related to write-downs on investment securities and $14.5 million was provided for additional increases in the Company's allowance for loan losses related to its HLTV second trust deed portfolio.

     Core operating earnings were $16.6 million, or $0.62 per diluted common share, for the first six months of 2001 as compared to core operating earnings of $7.7 million, or $0.28 per diluted common share, for the same period of 2000. Core operating earnings during the first six months of 2001 excludes the current effect of a $1.4 million mark-to-market loss as a result of SFAS 133, a $4.3 million cumulative effect of change in accounting principle as a result of SFAS 133, and a $1.0 million write-down of discounts and prepaid securitization costs related to the retirement of senior subordinated debt. Core operating earnings during the first six months of 2000 excludes accounting charges of $68.9 million. Core operating earnings increased 116% during the first six months of 2001 as compared to the same period of 2000 as a result of a $7.6 million increase in net interest income and a $5.9 million increase in equity in net earnings of IFC. See "Net Interest Income" and "Non-Interest Income" for additional information.

Net Interest Income

     Net interest income increased 64% to $19.4 million during the first six months of 2001 as compared to $11.8 million during the same period of 2000. Net interest income increased as a result of decreased borrowing costs and wider net interest margins as interest rates on adjustable CMO borrowings continued to decline due to short-term interest rate reductions by the Federal Reserve Bank. However, in anticipation of the likelihood that short-term interest rates may rise sometime in the future, the Company purchased interest rate sensitive financial instruments during the second quarter of 2001 to mitigate possible adverse changes in net interest margins.

     During the first six months of 2001, net interest income increased as net interest margins on Mortgage Assets increased to 1.95% as compared to 1.32% during the same period of 2000. Net interest margins on Mortgage Assets increased during the first six months of 2001 primarily as a result of average CMO borrowing costs decreasing 101 basis points to 6.07% during the first six months of 2001 as compared to 7.08% during the same period of 2000. Borrowing costs on CMO financing continues to trend lower as interest rate reductions by the Federal Reserve Bank during the first half of 2001 improved net interest margins and should improve net interest margins for the remainder of the year. Because a significant portion of CMO collateral includes prepayment penalties, the effect of early prepayments on net interest income due to refinance activity will be partially mitigated.

     Net interest income also increased as average Mortgage Assets increased 12% to $1.9 billion during the first six months of 2001 as compared to $1.7 billion during the first six months of 2000. The increase in Mortgage Assets was primarily the result of a $163.4 million increase in average CMO collateral and mortgage loans held-for investment. CMO collateral and mortgage loans held-for investment increased during the first six months of 2001 as the Company acquired $555.5 million of primarily ARMs from the Mortgage Operations as compared to $116.5 million during the same period of 2000.

     The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the first six months of 2001 and 2000 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                         For the Six Months                          For the Six Months
                                                        Ended June 30, 2001                          Ended June 30, 2000
                                            ------------------------------------------    -----------------------------------------
                                              Average                         Wtd Avg      Average                          Wtd Avg
                                              Balance         Interest         Yield       Balance         Interest          Yield
                                            ------------------------------------------    -----------------------------------------
                  MORTGAGE ASSETS
Investment securities:
Securities collateralized by mortgages       $   34,531       $ 2,318          13.43 %    $   75,942       $ 4,390          11.56 %
Securities collateralized by other loans             --            --             --           5,665           273           9.64
                                             ------------------------                     ------------------------
   Total investment securities                   34,531         2,318          13.43          81,607         4,663          11.43
                                             ------------------------                     ------------------------

Loan receivables:
CMO collateral                                1,322,677        50,321           7.61       1,224,099        42,307           6.91
Mortgage loans held-for-investment              133,730         4,586           6.86          68,879         2,737           7.95
Finance receivables:
 Affiliated                                     267,523        10,783           8.06         237,818        11,716           9.85
 Non-affiliated                                 183,124         7,794           8.51         119,272         6,208          10.41
                                             ------------------------                     ------------------------
   Total finance receivables                    450,647        18,577           8.24         357,090        17,924          10.04
                                             ------------------------                     ------------------------
     Total Loan receivables                   1,907,054        73,484           7.71       1,650,068        62,968           7.63
                                             ------------------------                     ------------------------
Total Mortgage Assets                        $1,941,585       $75,802           7.81 %    $1,731,675       $67,631           7.81 %
                                             ========================                     ========================
     Total Mortgage Assets
                     BORROWINGS
CMO borrowings                               $1,244,621       $37,767           6.07 %    $1,121,569       $39,709           7.08 %
Reverse repurchase agreements - mortgages       549,945        17,797           6.47         404,615        14,842           7.34
Borrowings secured by investment securities      19,253         1,337          13.89          28,910         1,692          11.71
                                             ------------------------                     ------------------------
Total Borrowings on Mortgage Assets          $1,813,819       $56,901           6.27 %    $1,555,094       $56,243           7.23 %
                                             ========================                     ========================


Net Interest Spread (1)                                                         1.53 %                                       0.58 %

Net Interest Margin (2)                                                         1.95 %                                       1.32 %

     (1) Net interest spread is calculated by subtracting the weighted average yield on total borrowings on Mortgage Assets from the weighted average yield on total Mortgage Assets.

     (2) Net interest margin is calculated by subtracting interest expense on total borrowings on Mortgage Assets from interest income on total Mortgage Assets and then dividing by the total average balance for Mortgage Assets.

   Interest Income on Mortgage Assets

     Interest income on CMO collateral increased 19% to $50.3 million during the first six months of 2001 as compared to $42.3 million during the first six months of 2000 as average CMO collateral increased 8% to $1.3 billion as compared to $1.2 billion, respectively. Interest income on CMO collateral increased primarily as the Company issued a CMO for $358.0 million during May of 2001. During the first six months of 2001, CPR on CMO collateral increased to 35% as compared to 26% during the first six months of 2000. Although interest rates continued to decrease during the first six months of 2001, an increase in loans acquired from IFC with prepayment penalties should partially mitigate increased CPR and corresponding premium amortizations. The weighted average yield on CMO collateral increased to 7.61% during the first six months of 2001 as compared to 6.91% during the first six months of 2000. The rapid reduction of interest rates during the first six months of 2001 should improve net interest income for the remainder of the year as adjustable-rate CMO collateral, which is restricted to periodic cap limitations, will re-price downwards more slowly than adjustable-rate CMO borrowings, which is generally indexed to six-month LIBOR.

     Interest income on mortgage loans held-for-investment increased 70% to $4.6 million during the first six months of 2001 as compared to $2.7 million during the first six months of 2000 as average mortgage loans held-for-investment increased 94% to $133.7 million as compared to $68.9 million, respectively. The Long-Term Investment Operations acquired $555.5 million of mortgages during the first six months of 2001 as compared to $156.9 million of mortgages during the first six months of 2000. The weighted average yield on mortgage loans held-for-investment decreased to 6.86% during the first six months of 2001 as compared to 7.95% during the first six months of 2000 as mortgage interest rates declined during the first half of 2001.

     Interest income on total finance receivables increased 4% to $18.6 million during the first six months of 2001 as compared to $17.9 million during the first six months of 2000 as average total finance receivables increased 26% to $450.6 million as compared to $357.1 million, respectively. The weighted average yield on total finance receivables decreased to 8.24% during the first six months of 2001 as compared to 10.04% during the first six months of 2000. The decrease in yield was primarily due to a reduction in Prime and a 0.50% decrease in the spread indexed to Prime on warehouse lines made available to affiliates.

     Interest income on finance receivables to affiliates decreased 8% to $10.8 million during the first six months of 2001 as compared to $11.7 million during the first six months of 2000 as average finance receivables to affiliated companies increased 12% to $267.5 million as compared to $237.8 million, respectively. The increase in average affiliate finance receivables was primarily due to higher mortgage acquisitions during the first six months of 2001. The weighted average yield on affiliated finance receivables decreased to 8.06% during the first six months of 2001 as compared to 9.85% during the first six months of 2000 primarily due to a decrease in Prime and a 0.50% decrease in the spread indexed to Prime on warehouse lines with IWLG.

     Interest income on finance receivables to non-affiliated mortgage banking companies increased 26% to $7.8 million during the first six months of 2001 as compared to $6.2 million during the first six months of 2000 as average finance receivables outstanding to non-affiliated mortgage banking companies increased 54% to $183.1 million as compared to $119.3 million, respectively. Average finance receivables to non-affiliates increased during the first six months of 2001 as compared to the first six months of 2000 primarily due to increased usage of short-term warehouse lines of credit and the addition of new customers. The weighted average yield on non-affiliated finance receivables decreased to 8.51% during the first six months of 2001 as compared to 10.41% during the first six months of 2000 primarily due to the aforementioned decrease in Prime.

     Interest income on investment securities decreased 51% to $2.3 million during the first six months of 2001 as compared to $4.7 million during the first six months of 2000 as average investment securities decreased 58% to $34.5 million as compared to $81.6 million, respectively. Average investment securities decreased as the Company wrote-off $52.6 million of investment securities during the first half of 2000. The weighted average yield on investment securities increased to 13.43% during the first six months of 2001 as compared to 11.43% during the first six months of 2000 as non-performing investment securities were written-off during the first half of 2000.

     Interest Expense on Mortgage Assets

     Interest expense on CMO borrowings decreased 5% to $37.8 million during the first six months of 2001 as compared to $39.7 million during the first six months of 2000 as average borrowings on CMO collateral increased 9% to $1.2 billion as compared to $1.1 billion, respectively. The decrease in interest expense on CMO borrowings was primarily attributable to the reduction in short-term interest rates by the Federal Reserve Bank during the first half of 2001. As a result, one-month LIBOR, which is the index used to re-price the Company's adjustable-rate CMO borrowings, decreased to an average of 4.91% during the first six months of 2001 as compared to 6.97% during the first six months of 2000. Short-term interest rate reductions caused CMO borrowing costs to decrease 101 basis points to 6.07% during the first six months of 2001 as compared to 7.08% during the first six months of 2000.

     Interest expense on reverse repurchase agreements increased 20% to $17.8 million during the first six months of 2001 as compared to $14.8 million during the first six months of 2000 as average reverse repurchase agreements increased 36% to $549.9 million as compared to $404.6 million, respectively. The increase in interest expense on reverse repurchase agreements was primarily the result of an increase in average non-affiliate finance receivables as

IWLG added customers during the first half of 2001. The weighted average yield on reverse repurchase agreements decreased to 6.47% during the first six months of 2001 as compared 7.34% during the first six months of 2000 as a result of short-term interest rate reductions.

     Interest expense on borrowings secured by investment securities decreased 24% to $1.3 million during the first six months of 2001 as compared to $1.7 million during the first six months of 2000 as the average balance on these borrowings decreased 33% to $19.3 million as compared to $28.9 million, respectively. The weighted average yield of these borrowings increased to 13.89% during the first six months of 2001 as compared 11.71% during the first six months of 2000 primarily as the Company re-securitized a portion of its investment securities portfolio with long-term financing at a higher interest rate, as opposed to short-term reverse repurchase financing which are subject to margin calls. The Company did not have short-term reverse repurchase financing collateralized by investment securities outstanding at June 30, 2001.

Provision for Loan Losses

     During the first six months of 2001, the Company added provision for loan losses of $7.9 million as compared to $16.5 million during the first six months of 2000 as the Company added $14.5 million during the first six months of 2000 to provide for higher than expected delinquencies and losses in the HLTV portfolio. Excluding additional loan loss provisions for the HLTV portfolio, provision for loan losses increased to $7.9 million during the first six months of 2001 as compared to $2.0 million during the same period of 2000. The Company recorded net charge-offs of $5.2 million during the first six months as compared to $7.7 million during the same period of 2000. The Company continued to liquidate its non-performing collateral that remained from previously collapsed CMO collateral during the first six months of 2001.

Non-Interest Income

     Non-interest income includes equity in net earnings (loss) of IFC and other non-interest income, primarily loan servicing fees and fees associated with the Company's Warehouse Lending Operations. During the first six months of 2001, non-interest income was $6.9 million as compared to $312,000 during the first six months of 2000. The increase in non-interest income was primarily due to an increase of $5.9 million in equity in net earnings (loss) of IFC to $4.8 million during the first six months of 2001 from $(1.1) million during the first six months of 2000. IFC's net earnings increased primarily as a result of an increase of $11.1 million in gain on sale of loans. The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC. Refer to "Results of Operations--Impac Funding Corporation" for additional information.

Non-Interest Expense

     During the first six months of 2001, non-interest expense decreased to $3.2 million as compared to $56.8 million during the first six months of 2000.
Excluding write-down on investment securities and mark-to-market loss as a result of SFAS 133, non-interest expense decreased to $1.6 million during the first six months of 2001 as compared to $3.4 million during the first six months of 2000. This decrease was primarily the result of a $2.3 million decrease in disposition of other real estate owned to $(965,000) during the first six months of 2001 as compared to $1.3 million during the first six months of 2000.

Effect of SFAS 133

     During the first six months of 2001, the Company recognized a current loss to earnings of $1.4 million as a fair market valuation of the Company's derivative instruments outstanding at June 30, 2001 in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." As part of the Company's secondary marketing activities, it purchases derivative instruments as a hedge against adverse changes in interest rates and the corresponding adverse effect on net interest margins. The primary effect of SFAS 133 on the Company's financial position is to change the prior accounting treatment, which amortized the cost of derivative instruments over its life, to recording only the change in the fair market value of the derivative instruments as an adjustment to current earnings.

     During the first six months of 2001, the effect of the fair market valuation loss was $1.4 million, compared to a $1.2 million of amortization of interest rate cap costs, which prior to SFAS 133 would have been recorded as interest expense. Since the implementation of SFAS 133, net interest margins will not reflect the amortization of interest rate cap costs. The Company does not intend to change its interest rate hedge policy. Net earnings in the future may experience some level of volatility from quarter to quarter due to the timing and expense recognition of hedge activity by the Company as a result of implementation of SFAS 133.

RESULTS OF OPERATIONS-- IMPAC FUNDING CORPORATION

For the Six Months Ended June 30, 2001 as compared to the Six Months Ended June 30, 2000

Results of Operations

     Net earnings increased to $4.8 million during the first six months of 2001 as compared to net loss of $(1.1) million for the first six months of 2000 primarily as a result of an $11.1 million increase in gain on sale of loans. See "Non-Interest Income" for additional information.

     Loan acquisitions by the Mortgage Operations set new records during the first six months of 2001. During the first six months of 2001, loan acquisitions and originations increased 56% to $1.4 billion as compared to $886.0 million during the first six months of 2000. Loan production during the first six months of 2001 was driven by lower interest rates and IDASL, the Company's web-based automated underwriting system which has substantially enhanced the origination process. During the first six months of 2001, average monthly volume of loans submitted through IDASL increased by 48% to $652.8 million in loan submissions as compared to $442.4 million per month in loan submissions during the prior six months.

Net Interest Income

     Net interest income increased to $773,000 during the first six months of 2001 as compared to $(622,000) during the first six months of 2000. The increase in net interest income was the result of a decrease in the interest rate spread over Prime, which was reduced from Prime to Prime minus 0.50% during the first six months of 2001, and the rapid decrease of short-term interest rates. Average Prime decreased to 7.99% during the first six months of 2001 as compared to 8.96% during the first six months of 2000.

Non-Interest Income

     During the first six months of 2001, non-interest income increased to $22.4 million as compared to $12.3 million during the first six months of 2000. The increase was primarily due to an $11.1 million increase in gain on sale of loans. During the first six months of 2001, IFC sold whole loans or securitized $880.6 million of mortgages contributing to a gain on sale of $20.5 million as compared to $621.6 million and $9.4 million, respectively, during the first six months of 2000. In addition to selling more loans during the first six months of 2001, gain on sale of loans increased as profit margins on securitizations improved significantly as compared to securitizations completed during the first six months of 2000.

Non-Interest Expense

     During the first six months of 2001, non-interest expense increased to $14.7 million as compared to $13.6 million during the first six months of 2000. Excluding write-down on investment securities recorded during the first six months of 2000, non-interest expense increased 23% to $14.7 million during the first six months of 2001 as compared to $12.0 million during the first six months of 2000. Personnel expense accounted for the primary increase in non-interest expense during the first six months of 2001 as it increased 43% to $6.6 million as compared to $4.6 million during the first six months of 2000 as staffing rose to 232 employees at June 30, 2001 as compared to 183 employees at June 30, 2000. Due to increased utilization of IDASL since the first six months of 2000, personnel expense rose at a much slower rate than the increase in loan acquisitions and originations, which increased 56% during the first six months of 2001 as compared to the first six months of 2000.

Effect of SFAS 133

     As part of IFC's secondary marketing activities, IFC utilizes options and futures contracts to hedge the value of its mortgage pipeline against adverse changes in interest rates. IFC did not experience any material impact during the quarter related to the adoption of SFAS 133 in its mortgage pipeline hedging activities. IFC does not hedge mortgage servicing rights, however, valuation changes in mortgage servicing rights continue to be recorded against current earnings. Net earnings in the future will experience some level of volatility from quarter to quarter due to the timing and expense recognition of hedge activity by IFC as a result of implementation of SFAS 133.

LIQUIDITY AND CAPITAL RESOURCES

Overview

     Historically, the Company's business operations are primarily funded from monthly interest and principal payments from its mortgage loan and investment securities portfolios, adjustable- and fixed-rate CMO financing, reverse repurchase agreements secured by mortgage loans, borrowings secured by mortgage-backed securities, proceeds from the sale of mortgage loans and the issuance of REMICs and proceeds from the issuance of Common Stock through secondary stock offerings, Dividend Reinvestment and Stock Purchase Plan ("DRSPP"), and its structured equity shelf program ("SES Program"). The acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, reverse repurchase agreements, CMO financing, and proceeds from the sale of Common Stock. The issuance of CMO financing provides the Long-Term Investment Operations with immediate liquidity, a relatively stable interest rate spread and eliminates the Company's exposure to margin calls on such loans. Presently, the Company has suspended both the DRSPP and SES Program and has issued no new shares of Common Stock through these programs or through secondary stock offerings during the first six months of 2001. The acquisition of mortgage loans by the Mortgage Operations are funded from reverse repurchase agreements, the sale of mortgage loans and mortgage-backed securities and the issuance of REMICs. Short-term warehouse financing, finance receivables, provided by the Warehouse Lending Operations are primarily funded from reverse repurchase agreements.

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

Long-Term Investment Operations

Primary Source of Funds

     The Long-Term Investment Operations uses CMO borrowings to finance substantially its entire mortgage loan portfolio. Terms of the CMO borrowings require that an independent first party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. For the first six months of 2001, the Company issued one CMO for $357.8 million. At June 30, 2001, the Long-Term Investment Operations had $1.36 billion of CMO borrowings used to finance $1.44 billion of CMO collateral.

     The Long-Term Investment Operations may pledge mortgage-backed securities as collateral to borrow funds under short-term reverse repurchase agreements. The terms under these reverse repurchase agreements are generally for 30 days with interest rates ranging from the one-month LIBOR plus a spread depending on the type of collateral provided. As of June 30, 2001, the Long-Term Investment Operations had no amounts outstanding under short-term reverse repurchase agreements secured by investment securities.

Primary Use of Funds

     During the first six months of 2001, the Long-Term Investment Operations acquired $555.5 million in mortgage loans from IFC.

Warehouse Lending Operations

Primary Source of Funds

     The Warehouse Lending Operations finances the acquisition of mortgage loans by the Long-Term Investment Operations and Mortgage Operations primarily through borrowings on reverse repurchase agreements with first party lenders. IWLG has obtained reverse repurchase facilities from major investment banks to provide financing as needed. Terms of the reverse repurchase agreements require that the mortgages be held by an independent first party custodian giving the Warehouse Lending Operations the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates vary from 85 basis points to 200 basis points over one-month LIBOR, depending on the type of collateral provided. The advance rates on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 75% to 101% of the fair market value of the collateral. At June 30, 2001, the Warehouse Lending Operations had $609.0 million outstanding on uncommitted reverse repurchase agreements at a rate of one-month LIBOR plus 0.85% to 2.00%.

Primary Use of Funds

     During the first six months of 2001, the Warehouse Lending Operations increased outstanding finance receivables by $24.2 million.

Mortgage Operations

Primary Source of Funds

     The Mortgage Operations has entered into reverse repurchase agreements to obtain financing of up to $600.0 million from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that IFC accumulates mortgage loans and until the mortgage loans are securitized and sold. The margins on the reverse repurchase agreements are based on the type of collateral provided and generally range from 95% to 100% of the fair market value of the collateral. Interest rates on the borrowings are indexed to Prime, which was 8.00% at June 30, 2001, minus 0.50%. At June 30, 2001, the Mortgage Operations had $192.9 million outstanding under reverse repurchase agreements.

     During the first six months of 2001, the Mortgage Operations sold $880.6 million in principal balance of primarily FRMs to first party investors. In addition, IFC sold $546.9 million in principal balance of primarily ARMs to the Long-Term Investment Operations during the first six months of 2001. By securitizing and selling loans on a periodic and consistent basis, the reverse repurchase agreements were sufficient to handle IFC's liquidity needs during the six months ended June 30, 2001.

Primary Use of Funds

     During the first six months of 2001, the Mortgage Operations acquired and originated $1.4 billion of mortgage loans.

Cash Flows

     Operating Activities - During the first six months of 2001, net cash provided by operating activities was $11.1 million. Net cash was provided as the Company recorded net earnings of $14.2 million during the first six months of 2001.

     Investing Activities - During the first six months of 2001, net cash used in investing activities was $274.3 million. Net cash used in investing activities was primarily due to an increase of $265.4 million in CMO collateral and mortgage loans held-for-investment as the Long-Term Investment Operations purchased and retained mortgage loans from the Mortgage Operations. Cash was also used to increase finance receivables by $24.8 million.

     Financing Activities - During the first six months of 2001, net cash provided by financing activities was $267.8 million. Net cash provided by financing activities was primarily the result of proceeds from the issuance of a new CMO for $357.8 million and an increase in reverse repurchase agreements and other borrowings of $206.2 million. Net cash provided was partially offset by the repayment of CMO borrowings of $287.2 million.

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

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Securitizations/Sales - Hedging Interest Rate Risk. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization or sale of such loans, the Company is exposed to interest rate risk. Most of the loans are securitized or sold within 45 to 90 days of origination of purchase. However, a portion of the loans are held-for-sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, in the case of a securitization, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization or sale, this would result in a reduction of the Company's related gain or an increase in the Company's loss on sale.

     Interest- and Principal-Only Strips. The Company had interest- and principal-only strips of $6.6 million and $7.7 million outstanding at June 30, 2001 and December 31, 2000, respectively. These instruments are carried at market value at June 30, 2001 and December 31, 2000. The Company values these assets based on the present value of future cash flow streams net of expenses using various assumptions.

     These assets are subject to risk of accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

                           PART II. OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

     On September 1, 2000, a complaint  captioned  Michael P. and Shellie Gilmor
v. Preferred Credit Corporation and Impac Funding Corporation, et. al. was filed in the United States District Court for the Western District of Missouri, Case #4-00-00795-SOW. In July 2001, the complaint was amended to include IMH and other IMH related entities. The plaintiffs are alleging a class action lawsuit whereby the defendants violated Missouri's Second Loans Act and Merchandising Practices Act by marketing loans and charging certain origination fees or finders' fees or mortgage broker or broker fees or closing fees and costs on second mortgage loans on residential real estate, which caused a conversion from the illegal charge of interest or closing costs or fees. The plaintiffs are also alleging a defendant class action. IFC was a purchaser of second mortgage loans originated by Preferred Credit Corporation which the plaintiffs contend are included in this lawsuit. The plaintiffs are seeking damages that include a permanent injunction enjoining the defendants, together with their officers, directors, employees, agents, partners or representatives, successors and any and all persons acting in concert from, directly or indirectly, engaging in the wrongful acts described therein, disgorgement or restitution of all improperly collected charges and the imposition of an equitable constructive trust over such amounts for the benefit of the plaintiffs, the right to rescind the loan transactions and a right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans, actual damages, punitive damages, reasonable attorney's fees, pre- and post- judgment interest and costs and expenses. Damages are unspecified. The Company believes that it has meritorious defenses to such claims and intends to defend these claims vigorously. Nevertheless, litigation is uncertain, and the Company may not prevail in this suit.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None.

(b) Reports on Form 8-K:

     1. Form 8-K reporting Item 9 filed on June 1, 2001
     2. Form 8-K reporting Item 9 filed on June 27, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAC MORTGAGE HOLDINGS, INC.



By:  /s/ Richard J. Johnson
Richard J. Johnson
Executive Vice President
and Chief Financial Officer

Date:  August 14, 2001