Form 10-Q/A
period 2001-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2001-10-12
CIK 1000298

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-Q/A
                                Amendment No. 1


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 2001

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ____________ to ___________


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

          Securities registered pursuant to Section 12(b) of the Act:



                                                    Name of each exchange on
        Title of each class                             which registered
------------------------------------           --------------------------------
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


                   Documents incorporated by reference: None

                         IMPAC MORTGAGE HOLDINGS, INC.

                          FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                        PART I.  FINANCIAL INFORMATION
                                        ------------------------------

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS - IMPAC MORTGAGE HOLDINGS, INC.                                        Page #
         AND SUBSIDIARIES                                                                                         ------

         Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.................................      3

         Consolidated Statements of Operations and Comprehensive Earnings (Loss),
         For the Three and Six Months Ended June 30, 2001 and 2000.............................................      4

         Consolidated Statements of Cash Flows, For the Six Months Ended June 30, 2001 and 2000................      6

         Notes to Consolidated Financial Statements............................................................      7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.............................................................................     17

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................     32


                                          PART II.  OTHER INFORMATION
                                          ---------------------------

Item 1.  LEGAL PROCEEDINGS.....................................................................................     33

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................     33

Item 3.  DEFAULTS UPON SENIOR SECURITIES.......................................................................     33

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................     33

Item 5.  OTHER INFORMATION.....................................................................................     33

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................................     33

         SIGNATURES                                                                                                 34

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                                                              June 30,             December 31,
                                                                                                2001                   2000
                                                                                             ----------             ----------
                                    ASSETS
                                    ------
Cash and cash equivalents.................................................................   $   22,588             $   17,944
Investment securities available-for-sale..................................................       31,763                 36,921
Loan Receivables:
   CMO collateral.........................................................................    1,439,848              1,372,996
   Finance receivables....................................................................      429,590                405,438
   Mortgage loans held-for-investment.....................................................      199,908                 16,720
   Allowance for loan losses..............................................................       (7,817)                (5,090)
                                                                                             ----------             ----------
        Net loan receivables..............................................................    2,061,529              1,790,064
Investment in Impac Funding Corporation...................................................       15,978                 15,762
Due from affiliates.......................................................................       14,500                 14,500
Accrued interest receivable...............................................................       12,059                 12,988
Other real estate owned...................................................................        6,014                  4,669
Derivative assets.........................................................................        8,081                     61
Other assets..............................................................................        4,961                  5,929
                                                                                             ----------             ----------
     Total assets.........................................................................   $2,177,473             $1,898,838
                                                                                             ==========             ==========

                                      LIABILITIES
                                      -----------
CMO borrowings............................................................................   $1,361,972             $1,291,284
Reverse repurchase agreements.............................................................      608,967                398,653
Borrowings secured by investment securities available-for-sale............................       16,888                 21,124
Senior subordinated debentures............................................................           --                  6,979
Accumulated dividends payable.............................................................          788                    788
Other liabilities.........................................................................        1,023                  1,570
                                                                                             ----------             ----------
     Total liabilities....................................................................    1,989,638              1,720,398
                                                                                             ----------             ----------
                                  STOCKHOLDERS' EQUITY
                                  --------------------

Preferred stock; $.01 par value; 6,300,000 shares authorized; none issued or
   outstanding at June 30, 2001 and December 31, 2000, respectively.......................           --                     --
Series A junior participating preferred stock, $.01 par value; 2,500,000 shares
   authorized; none issued and outstanding at June 30, 2001 and December 31, 2000.........           --                     --
Series C 10.5% cumulative convertible preferred stock, $.01 par value; $30,000 liquidation value; 1,200,000 shares authorized; 1,200,000 issued and
   outstanding at June 30, 2001 and December 31, 2000.....................................           12                     12
Common stock; $.01 par value; 50,000,000 shares authorized; 20,460,666 and
   20,409,956 shares issued and outstanding at June 30, 2001 and December 31, 2000,
   respectively...........................................................................          205                    204
Additional paid-in capital................................................................      325,567                325,350
Accumulated other comprehensive gain (loss)...............................................          531                   (568)
Accumulated comprehensive loss - FAS 133..................................................         (244)                    --
Notes receivable from common stock sales..................................................         (930)                  (902)
Net accumulated deficit:
   Cumulative dividends declared..........................................................     (105,548)              (103,973)
   Accumulated deficit....................................................................      (31,758)               (41,683)
                                                                                             ----------             ----------
      Net accumulated deficit.............................................................     (137,306)              (145,656)
                                                                                             ----------             ----------
        Total stockholders' equity........................................................      187,835                178,440
                                                                                             ----------             ----------
        Total liabilities and stockholders' equity........................................   $2,177,473             $1,898,838
                                                                                             ==========             ==========

         See accompanying notes to consolidated financial statements.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       and COMPREHENSIVE EARNINGS (LOSS)
                     (in thousands, except per share data)

                                                                     For the Three Months    For the Six Months
                                                                        Ended June 30,         Ended June 30,
                                                                     --------------------     -------------------
                                                                      2001         2000        2001        2000
                                                                     -------     -------      -------     -------
INTEREST INCOME:
   Mortgage Assets.................................................  $37,011     $ 34,041     $75,802    $ 67,631
   Other interest income...........................................      655          489       1,263       1,039
                                                                     -------     --------     -------    --------
     Total interest income.........................................   37,666       34,530      77,065      68,670
                                                                     -------     --------     -------    --------
INTEREST EXPENSE:
   CMO borrowings..................................................   17,175       20,578      37,767      39,710
   Reverse repurchase agreements...................................    8,938        7,489      17,797      14,842
   Borrowings secured by investment
       securities available-for-sale...............................      660          807       1,338       1,692
   Senior subordinated debentures..................................      252          316         563         630
   Other borrowings................................................       90            2         157          43
                                                                     -------     --------     -------    --------
       Total interest expense......................................   27,115       29,192      57,622      56,917
                                                                     -------     --------     -------    --------
   Net interest income.............................................   10,551        5,338      19,443      11,753
       Provision for loan losses...................................    3,905        3,304       7,943      16,488
                                                                     -------     --------     -------    --------
   Net interest income (loss) after provision for loan losses......    6,646        2,034      11,500      (4,735)


NON-INTEREST INCOME:
   Equity in net earnings (loss) of Impac Funding Corporation......    3,528       (1,488)      4,818      (1,080)
   Loan servicing fees.............................................      290          176         582         338
   Other income....................................................      971          264       1,514       1,054
                                                                     -------     --------     -------    --------
       Total non-interest income...................................    4,789       (1,048)      6,914         312

NON-INTEREST EXPENSE:
   Mark-to-market loss - FAS 133...................................      581           --       1,445          --
   General and administrative and other expense....................      549          377         925         680
   Professional services...........................................      463          458       1,082       1,087
   Personnel expense...............................................      272          160         576         307
   Write-down on investment securities available-for-sale..........      108       29,426         107      53,404
   (Gain) loss on disposition of other real estate owned...........     (327)         880        (965)      1,307
                                                                     -------     --------     -------    --------
       Total non-interest expense..................................    1,646       31,301       3,170      56,785
                                                                     -------     --------     -------    --------
   Earnings (loss) before extraordinary item and cumulative
   effect of change in accounting principle........................    9,789      (30,315)     15,244     (61,208)
       Extraordinary item..........................................   (1,006)          --      (1,006)         --
       Cumulative effect of change in accounting principle.........       --           --      (4,313)         --
                                                                     -------     --------     -------    --------
   Net earnings (loss).............................................    8,783      (30,315)      9,925     (61,208)
       Less: Cash dividends on 10.5% cumulative
       convertible preferred stock.................................     (787)        (788)     (1,575)     (1,575)
                                                                     -------     --------     -------    --------
   Net earnings (loss) available to common stockholders............    7,996      (31,103)      8,350     (62,783)

Other comprehensive earnings (loss):
   Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during period.....      571         (264)        969       2,806
       Less: Reclassification of losses included
       in earnings (loss)..........................................      (43)       2,940        (114)      6,962
                                                                     -------     --------     -------    --------
          Net unrealized gains arising during period...............      528        2,676         855       9,768
                                                                     -------     --------     -------    --------
   Comprehensive earnings (loss)...................................  $ 9,311     $(27,639)    $10,780    $(51,440)
                                                                     =======     ========     =======    ========

         See accompanying notes to consolidated financial statements.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       and COMPREHENSIVE EARNINGS (LOSS)
                     (in thousands, except per share data)

                                                                For the Three Months            For the Six Months
                                                                    Ended June 30,                 Ended June 30,
                                                                ----------------------        ----------------------
                                                                  2001          2000            2001          2000
                                                                --------      --------        --------      --------
Earnings (loss) per share before extraordinary item and
cumulative effect of change in accounting principle:
     Basic..................................................    $  0.44       $  (1.45)       $  0.67       $  (2.93)
                                                                =======       ========        =======       ========
     Diluted................................................    $  0.36       $  (1.45)       $  0.57       $  (2.93)
                                                                =======       ========        =======       ========
Net earnings (loss) per share
     Basic..................................................    $  0.39       $  (1.45)       $  0.41       $  (2.93)
                                                                =======       ========        =======       ========
     Diluted................................................    $  0.33       $  (1.45)       $  0.37       $  (2.93)
                                                                =======       ========        =======       ========

         See accompanying notes to consolidated financial statements.

                IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                     For the Six Months
                                                                                        Ended June 30,
                                                                               -------------------------------
                                                                                    2001             2000
                                                                               -------------    --------------
Cash flows from operating activities:
  Net earnings (loss)......................................................    $  14,238             $ (61,208)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Cumulative effect of change in accounting principle...................       (4,313)                   --
     Equity in net (earnings) loss of Impac Funding Corporation............       (4,818)                1,080
     Provision for loan losses.............................................        7,943                16,488
     Amortization of loan premiums and securitization costs................        5,161                 8,393
     (Gain) loss on disposition of other real estate owned.................         (965)                1,307
     Write-off of securitization costs from senior subordinated debentures.        1,006                    --
     Write-down of investment securities available-for-sale................          107                53,404
     Gain on sale of investment securities available-for-sale..............         (159)                   --
     Net change in accrued interest receivable.............................          929                   311
     Net change in other assets and liabilities............................       (7,987)               (4,547)
                                                                               ---------             ---------
       Net cash provided by operating activities...........................       11,142                15,228
                                                                               ---------             ---------

Cash flows from investing activities:
  Net change in CMO collateral.............................................      (75,475)               90,785
  Net change in finance receivables........................................      (24,758)              (99,807)
  Net change in mortgage loans held-for-investment.........................     (189,884)             (109,472)
  Proceeds from sale of other real estate owned, net.......................        5,168                 9,239
  Dividend from Impac Funding Corporation..................................        4,419                    --
  Sale of investment securities available-for-sale.........................        5,154                 5,704
  Net principal reductions on investment securities available-for-sale.....        1,079                 2,088
                                                                               ---------             ---------
       Net cash used in investing activities...............................     (274,297)             (101,463)
                                                                               ---------             ---------

Cash flows from financing activities:
  Net change in reverse repurchase agreements and other borrowings.........      206,191              (144,838)
  Proceeds from CMO borrowings.............................................      357,843               451,950
  Repayments of CMO borrowings.............................................     (287,155)             (221,029)
  Dividends paid...........................................................       (1,575)               (6,964)
  Retirement of senior subordinated debentures.............................       (7,747)                   --
  Proceeds from exercise of stock options..................................          270                    --
  Advances and reductions on notes receivable-common stock.................          (28)                    5
                                                                               ---------             ---------
       Net cash provided by financing activities...........................      267,799                79,124
                                                                               ---------             ---------

Net change in cash and cash equivalents....................................        4,644                (7,111)
Cash and cash equivalents at beginning of period...........................       17,944                20,152
                                                                               ---------             ---------
Cash and cash equivalents at end of period.................................    $  22,588             $  13,041
                                                                               =========             =========
Supplementary information:
  Interest paid............................................................    $  58,638             $ 52,086

Non-cash transactions:
  Transfer of mortgage loans held-for-investment to CMO collateral.........    $ 359,643             $377,016
  Dividends declared and unpaid............................................          788                3,356
  Accumulated other comprehensive gain.....................................          855                9,768
  Loans transferred to other real estate owned.............................        5,548                7,948


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

5. Net Earnings (Loss) per Share

     The following table presents the computation of basic and diluted net earnings (loss) per share for the periods shown, as if all stock options and 10.5% Cumulative Convertible Preferred Stock (Preferred Stock), if dilutive, were outstanding for these periods (in thousands, except per share data):

                                                                                                        For the Three Months
                                                                                                            Ended June 30,
                                                                                                    ----------------------------
                                                                                                       2001             2000
                                                                                                    ------------    ------------
Numerator for earnings per share:
Earnings (loss) before extraordinary item......................................................     $ 9,789             $(30,315)
Extraordinary item.............................................................................      (1,006)                  --
                                                                                                    -------             --------
  Earnings (loss) after extraordinary item.....................................................       8,783              (30,315)
Less:  Dividends paid to preferred stockholders................................................        (787)                (788)
                                                                                                    -------             --------
  Net earnings (loss) available to common stockholders.........................................     $ 7,996             $(31,103)
                                                                                                    =======             ========
Denominator for earnings per share:
Basic weighted average number of common shares outstanding during the period...................      20,421               21,401
Impact of assumed conversion of Preferred Stock................................................       6,356                   --
Net effect of dilutive stock options...........................................................         240                   --
                                                                                                    -------             --------
  Diluted weighted average common and common equivalent shares.................................      27,017               21,401
                                                                                                    =======             ========
Earnings (loss) per share before extraordinary item:
          Basic................................................................................     $  0.44             $  (1.45)
                                                                                                    =======             ========
          Diluted..............................................................................     $  0.36             $  (1.45)
                                                                                                    =======             ========
Net earnings (loss) per share:
          Basic................................................................................     $  0.39             $  (1.45)
                                                                                                    =======             ========
          Diluted..............................................................................     $  0.33             $  (1.45)
                                                                                                    =======             ========

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

                                                                                          For the Six Months
                                                                                             Ended June 30,
                                                                                     -----------------------------
                                                                                        2001               2000
                                                                                     ---------          -----------
Numerator for earnings per share:
Earnings (loss) before extraordinary item and cumulative effect of
  Change in accounting principle...................................................   $15,244             $(61,208)
Extraordinary item.................................................................    (1,006)                  --
Cumulative effect of change in accounting principle................................    (4,313)                  --
                                                                                      -------             --------

  Earnings (loss) after extraordinary item and cumulative effect of change
     in accounting principle.......................................................     9,925              (61,208)
Less:  Dividends paid to preferred stockholders....................................    (1,575)              (1,575)
                                                                                      -------             --------
  Net earnings (loss) available to common stockholders.............................   $ 8,350             $(62,783)
                                                                                      =======             ========

Denominator for earnings per share:
Basic weighted average number of common shares outstanding during the period.......    20,432               21,401
Impact of assumed conversion of Preferred Stock....................................     6,356                   --
Net effect of dilutive stock options...............................................        83                   --
                                                                                      -------             --------
          Diluted weighted average common and common equivalent shares.............    26,871               21,401
                                                                                      =======             ========

Net earnings (loss) per share before extraordinary item and cumulative effect of
Change in accounting principle:
          Basic....................................................................   $  0.67             $  (2.93)
                                                                                      =======             ========
          Diluted..................................................................   $  0.57             $  (2.93)
                                                                                      =======             ========
Net earnings (loss) per share:
          Basic....................................................................   $  0.41             $  (2.93)
                                                                                      =======             ========
          Diluted..................................................................   $  0.37             $  (2.93)
                                                                                      =======             ========

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

6. Mortgage Assets

     Mortgage Assets consist of investment securities available-for-sale, mortgage loans held-for-investment, CMO collateral and finance receivables. At June 30, 2001 and December 31, 2000, Mortgage Assets consisted of the following (in thousands):

                                                                                    June 30,               December 31,
                                                                                      2001                     2000
                                                                                   ----------             ------------
Investment securities available-for-sale:
     Subordinated securities collateralized by mortgages.......................    $   31,190               $   37,920
     Net unrealized gain (loss)................................................           573                     (999)
                                                                                   ----------               ----------
          Carrying value of investment securities available-for-sale...........        31,763                   36,921
                                                                                   ----------               ----------
Loan Receivables:
CMO collateral--
     CMO collateral, unpaid principal balance..................................     1,404,889                1,333,487
     Unamortized net premiums on loans.........................................        21,769                   22,759
     Securitization expenses...................................................        11,104                   14,123
     Hedging instruments allocated to CMO collateral...........................         2,086                    2,627
                                                                                   ----------               ----------
          Carrying value of CMO collateral.....................................     1,439,848                1,372,996
Finance receivables--
     Due from affiliates.......................................................       197,836                  267,033
     Due from other mortgage banking companies.................................       231,754                  138,405
                                                                                   ----------               ----------
          Carrying value of finance receivables................................       429,590                  405,438
Mortgage loans held-for-investment--
     Mortgage loans held-for-investment, unpaid principal balance..............       197,387                   16,928
     Unamortized net premiums (discounts) on loans.............................         2,521                     (208)
                                                                                   ----------               ----------
          Carrying value of mortgage loans held-for-investment.................       199,908                   16,720

Carrying value of Gross Loan Receivables.......................................     2,069,346                1,795,154
     Allowance for loan losses.................................................        (7,817)                  (5,090)
                                                                                   ----------               ----------
          Carrying value of Net Loan Receivables...............................     2,061,529                1,790,064
                                                                                   ----------               ----------
     Total carrying value of Mortgage Assets...................................    $2,093,292               $1,826,985
                                                                                   ==========               ==========

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

     The following table shows the Company's reporting segments as of and for the six months ended June 30, 2001 (in thousands):

                                          Long-Term              Warehouse
                                          Investment              Lending                  (a)
                                          Operations            Operations            Eliminations           Consolidated
                                        --------------        -------------        ----------------        ---------------
Balance Sheet Items
  CMO collateral                           $1,439,848             $     --              $      --              $1,439,848
  Total assets                              1,829,747              676,335               (328,609)              2,177,473
  Total stockholders' equity                  268,931               67,151               (148,247)                187,835

Income Statement Items
  Interest income                          $   58,405             $ 23,264              $  (4,604)             $   77,065
  Interest expense                             44,361               17,865                 (4,604)                 57,622
  Equity interest in net earnings
     of IFC (b)                                    --                   --                  4,818                   4,818
  Net earnings                                    252                4,855                  4,818                   9,925

     The following table shows the Company's reporting segments for the three months ended June 30, 2001 (in thousands):

Income Statement Items
  Interest income                          $   29,006             $ 11,483              $  (2,823)             $   37,666
  Interest expense                             20,947                8,991                 (2,823)                 27,115
  Equity interest in net earnings
     of IFC (b)                                    --                   --                  3,528                   3,528
  Net earnings                                  2,991                2,264                  3,528                   8,783

     The following table shows the Company's reporting segments as of and for the six months ended June 30, 2000 (in thousands):

                                          Long-Term              Warehouse
                                          Investment              Lending                  (a)
                                          Operations            Operations            Eliminations           Consolidated
                                        --------------        -------------        ----------------        ---------------
Balance Sheet Items
  CMO collateral                           $1,182,125             $     --              $      --              $1,182,125
  Total assets                              1,495,516              454,651               (250,048)              1,700,119
  Total stockholders' equity                  251,336               54,440               (125,117)                180,659

Income Statement Items
  Interest income                          $   50,675             $ 21,265              $  (3,270)             $   68,670
  Interest expense                             45,338               14,849                 (3,270)                 56,917
  Equity interest in net loss
     of IFC (b)                                    --                   --                 (1,080)                 (1,080)
  Net earnings (loss)                         (65,884)               5,756                 (1,080)                (61,208)

     The following table shows the Company's reporting segments for the three months ended June 30, 2000 (in thousands):

Income Statement Items
  Interest income                          $   24,596             $ 10,333              $    (399)             $   34,530
  Interest expense                             22,100                7,491                   (399)                 29,192
  Equity interest in net loss
     of IFC (b)                                    --                   --                 (1,488)                 (1,488)
  Net earnings (loss)                         (31,198)               2,371                 (1,488)                (30,315)

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

                                BALANCE SHEETS

                                                    June 30,   December 31,
                                                      2001        2000
                                                    --------   ------------
                 ASSETS
                 ------
Cash                                                $  9,624       $  8,281
Investment securities available-for-sale              10,736            266
Mortgage loans held-for-sale                         202,056        275,570
Mortgage servicing rights                             11,128         10,938
Premises and equipment, net                            4,912          5,037
Accrued interest receivable                              327          1,040
Other assets                                           8,759         16,031
                                                    --------       --------
  Total assets                                      $247,542       $317,163
                                                    ========       ========


        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Borrowings from IWLG                                $192,877       $266,994
Due to affiliates                                     14,500         14,500
Deferred revenue                                       5,937          5,026
Accrued interest expense                                 592          2,176
Other liabilities                                     17,501         12,546
                                                    --------       --------
  Total liabilities                                  231,407        301,242
                                                    --------       --------
Shareholders' Equity:
Preferred stock                                       18,053         18,053
Common stock                                             182            182
Retained earnings (accumulated deficit)                2,547         (2,300)
Cumulative dividends declared                         (4,464)            --
Accumulated other comprehensive loss                    (183)           (14)
                                                    --------       --------
  Total shareholders' equity                          16,135         15,921
                                                    --------       --------
  Total liabilities and shareholders' equity        $247,542       $317,163
                                                    ========       ========

                           STATEMENTS OF OPERATIONS

                                                               For the Three Months         For the Six Months
                                                                   Ended June 30,              Ended June 30,
                                                             ------------------------      ---------------------
                                                               2001           2000          2001          2000
                                                             --------      ----------    ---------      --------
Interest income                                               $ 5,253        $ 7,107       $12,745       $12,052
Interest expense                                                4,774          7,014        11,972        12,674
                                                              -------        -------       -------       -------
 Net interest income (expense)                                    479             93           773          (622)

Gain on sale of loans                                          12,875          4,149        20,523         9,370
Loan servicing income                                             769          1,012         1,800         2,548
Other non-interest income                                          65            384           112           408
                                                              -------        -------       -------       -------
 Total non-interest income                                     13,709          5,545        22,435        12,326

Personnel expense                                               3,453          2,259         6,638         4,581
General and administrative and other expense                    3,382          3,136         5,655         4,907
Amortization of mortgage servicing rights                       1,188          1,265         2,445         2,457
Provision for repurchases                                           8              7            14            71
Write-down on investment securities available-for-sale             --          1,537            --         1,537
Mark-to-market gain - FAS 133                                      --             --           (17)           --
                                                              -------        -------       -------       -------
 Total non-interest expense                                     8,031          8,204        14,735        13,553

Earnings (loss) before income taxes and cumulative effect
of change in accounting principle                               6,157         (2,566)        8,473        (1,849)
 Income taxes                                                  (2,608)        (1,060)       (3,609)         (756)
                                                              -------        -------       -------       -------
Earnings (loss) before cumulative effect of change
in accounting principle                                         3,549         (1,506)        4,864        (1,093)
 Cumulative effect of change in accounting principle               --             --            17            --
                                                              -------        -------       -------       -------

Net earnings (loss)                                             3,549         (1,506)        4,847        (1,093)
 Less: Cash dividends on preferred stock                       (2,500)            --        (4,464)           --
                                                              -------        -------       -------       -------
Net earnings (loss) available to common stockholders          $ 1,049        $(1,506)      $   383       $(1,093)
                                                              =======        =======       =======       =======

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

Activity for allowance for loan losses was as follows (in thousands):

                                       For the Three Months Ended
                                     ------------------------------
                                     June 30, 2001   March 31, 2001
                                     -------------   --------------
Balance, beginning of period........       $ 6,295          $ 5,090
Provision for loan losses...........         3,905            4,038
Charge-offs, net of recoveries......        (2,383)          (2,833)
                                           -------          -------
Balance, end of period..............       $ 7,817          $ 6,295
                                           =======          =======

                                        For the Three Months Ended
                                     ------------------------------
                                     June 30, 2000   March 31, 2000
                                     -------------   --------------
Balance, beginning of period........       $12,768          $ 4,029
Provision for loan losses...........         3,304           13,184
Charge-offs, net of recoveries......        (3,205)          (4,445)
                                           -------          -------
Balance, end of period..............       $12,867          $12,768
                                           =======          =======

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

     Conduit Operations: The Conduit Operations, conducted by IFC, continues to support the Long-Term Investment Operations of the Company by supplying IMH with mortgages for long-term investment. In acting as the mortgage conduit for the Company, IFC's mortgage acquisitions increased 58% to $1.4 billion during the first six months of 2001 as compared to $886.0 million acquired during the same period in 2000. IFC sold loans to first party investors or securitized $880.6 million, which contributed to the gain on sale of loans of $20.5 million, during the first six months of 2001. This compares to loan sales to first party investors or securitizations of $621.6 million, contributing to gain on sale of loans of $9.4 million, during the same period in 2000. Of the $880.6 million of whole loan sales and securitizations during the first six months of 2001, IFC issued four real estate mortgage investment conduits ("REMICs"), for a total of $852.4 million. IFC had deferred income of $5.9 million at June 30, 2001 as compared to $5.0 million at December 31, 2000. Deferred income results from the sale of mortgages to IMH, which are deferred and amortized or accreted over the estimated life of the loans using the interest method. During the first six months of 2001, IFC sold $546.9 million in principal balance of mortgages to IMH as compared to $155.2 million during the same period of 2000. IFC's master servicing portfolio increased 20% to $4.8 billion at June 30, 2001 as compared to $4.0 billion at December 31, 2000. IFC had mortgage servicing rights of $11.1 million at June 30, 2001 as compared to $10.9 million at December 31, 2000. The loan delinquency rate of mortgages in IFC's master servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 5.02% at June 30, 2001 as compared to 4.82%, 4.24%, 3.87% and 4.14% for the last four quarter-end periods.

     Wholesale and Retail Lending Operations: The Wholesale and Retail Lending Operations, conducted by ILG, increased total loan originations to $301.7 million during the first six months of 2001 as compared to $79.9 million during the same period of 2000. As of June 30, 2001, ILG approved mortgage brokers increased to 1,566 as compared to 983 at December 31, 2000.

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

     Core operating earnings were $10.4 million, or $0.38 per diluted common share, for the second quarter of 2001 as compared to core operating earnings of $3.3 million, or $0.12 per diluted common share, for the second quarter of 2000. Core operating earnings during the second quarter of 2001 excludes the current effect of a $581,000 mark-to-market loss as a result of Statement of Financial Accounting Standards No. 133 ("SFAS 133") and a $1.0 million write-down of discounts and prepaid securitization costs related to the retirement of senior subordinated debt. See "Effect of SFAS 133" for additional information. Core operating earnings during the second quarter of 2000 excludes accounting charges of $33.6 million. Core operating earnings increased 215% during the second quarter of 2001 as compared to the second quarter of 2000 as a result of a $5.2 million increase in net interest income and a $5.0 million increase in equity in net earnings of IFC. See "Net Interest Income" and "Non-Interest Income" for additional information.

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

     The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the second quarters of 2001 and 2000 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                       For the Three Months                            For the Three Months
                                                       Ended June 30, 2001                             Ended June 30, 2000
                                                 --------------------------------             --------------------------------------
                                                 Average                  Wtd Avg             Average                       Wtd Avg
               MORTGAGE ASSETS                   Balance        Interest   Yield              Balance        Interest        Yield
               ---------------                   --------------------------------             --------------------------------------
Investment securities available-for-sale:
Securities collateralized by mortgages           $   32,663      $   992   12.15%             $   64,007      $ 1,511         9.44%
Securities collateralized by other loans                 --           --      --                   5,673           70         4.94
                                                 ----------      -------                      ----------      -------
            Total investment securities              32,663          992   12.15                  69,680        1,581         9.08
                                                 ----------      -------                      ----------      -------
Loan receivables:
CMO collateral                                    1,317,851       24,290    7.37               1,243,379       22,153         7.13
Mortgage loans held-for-investment                  177,195        3,108    7.02                  17,881          402         8.99
Finance receivables:
Affiliated                                          232,464        4,135    7.12                 266,910        6,540         9.80
Non-affiliated                                      222,019        4,486    8.08                 128,952        3,365        10.44
                                                 ----------      -------                      ----------      -------
  Total finance receivables                         454,483        8,621    7.59                 395,862        9,905        10.01
                                                 ----------      -------                      ----------      -------
   Total Loan receivables                         1,949,529       36,019    7.39               1,657,122       32,460         7.84
                                                 ----------      -------                      ----------      -------
     Total Mortgage Assets                       $1,982,192      $37,011    7.47%             $1,726,802      $34,041         7.89%
                                                 ==========      =======                      ==========      =======
               BORROWINGS
               ----------
CMO borrowings                                   $1,242,049      $17,175    5.53%             $1,141,240      $20,578         7.21%
Reverse repurchase agreements - mortgages           595,421        8,938    6.00                 393,431        7,489         7.61
Borrowings secured by investment securities          18,189          660   14.51                  27,549          807        11.72
                                                 ----------      -------                      ----------      -------
Total Borrowings on Mortgage Assets              $1,855,659      $26,773    5.77%             $1,562,220      $28,874         7.39%
                                                 ==========      =======                      ==========      =======

Net Interest Spread (1)                                                     1.70%                                             0.50%

Net Interest Margin (2)                                                     2.07%                                             1.20%

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

     Total non-performing loans, including 90 days past due, foreclosures and other real estate owned increased to 2.58% of total assets at June 30, 2001 as compared to 2.30% of total assets at December 31, 2000. The loan delinquency rate of mortgages in the long-term investment portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, decreased to 4.38% at June 30, 2001 as compared to 4.89% at December 31, 2000. The unpaid principal balance of mortgage loans in the long-term investment portfolio at June 30, 2001 was $1.5 billion as compared to $1.3 billion at December 31, 2000.

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

RESULTS OF OPERATIONS--IMPAC FUNDING CORPORATION

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

     Core operating earnings were $16.7 million, or $0.62 per diluted common share, for the first six months of 2001 as compared to core operating earnings of $7.8 million, or $0.28 per diluted common share, for the same period of 2000. Core operating earnings during the first six months of 2001 excludes the current effect of a $1.4 million mark-to-market loss as a result of SFAS 133, a $4.3 million cumulative effect of change in accounting principle as a result of SFAS 133, and a $1.0 million write-down of discounts and prepaid securitization costs related to the retirement of senior subordinated debt. Core operating earnings during the first six months of 2000 excludes accounting charges of $68.9 million. Core operating earnings increased 116% during the first six months of 2001 as compared to the same period of 2000 as a result of a $7.6 million increase in net interest income and a $5.9 million increase in equity in net earnings of IFC. See "Net Interest Income" and "Non-Interest Income" for additional information.

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

     The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the first six months of 2001 and 2000 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):


                                                         For the Six Months                     For the Six Months
                                                        Ended June 30, 2001                     Ended June 30, 2000
                                                 --------------------------------        --------------------------------
                                                 Average                  Wtd Avg        Average                  Wtd Avg
               MORTGAGE ASSETS                   Balance        Interest   Yield         Balance        Interest   Yield
               ---------------                   --------------------------------        --------------------------------
Investment securities:
Securities collateralized by mortgages           $   34,531      $ 2,318   13.43%        $   75,941      $ 4,390   11.56%
Securities collateralized by other loans                 --           --      --              5,666          273    9.64
                                                 ----------      -------                 ----------      -------
            Total investment securities              34,531        2,318   13.43             81,607        4,663   11.43
                                                 ----------      -------                 ----------      -------
Loan receivables:
CMO collateral                                    1,322,677       50,321    7.61          1,224,099       42,307    6.91
Mortgage loans held-for-investment                  133,730        4,586    6.86             68,879        2,737    7.95
Finance receivables:
Affiliated                                          267,523       10,783    8.06            237,818       11,716    9.85
Non-affiliated                                      183,124        7,794    8.51            119,272        6,208   10.41
                                                 ----------      -------                 ----------      -------
 Total finance receivables                          450,647       18,577    8.24            357,090       17,924   10.04
                                                 ----------      -------                 ----------      -------
   Total Loan receivables                         1,907,054       73,484    7.71          1,650,068       62,968    7.63
                                                 ----------      -------                 ----------      -------
     Total Mortgage Assets                       $1,941,585      $75,802    7.81%        $1,731,675      $67,631    7.81%
                                                 ==========      =======                 ==========      =======
               BORROWINGS
               ----------
CMO borrowings                                   $1,244,621      $37,767    6.07%        $1,121,569      $39,709    7.08%
Reverse repurchase agreements - mortgages           549,945       17,797    6.47            404,615       14,842    7.34
Borrowings secured by investment securities          19,253        1,337   13.89             28,910        1,692   11.71
                                                 ----------      -------                 ----------      -------
Total Borrowings on Mortgage Assets              $1,813,819      $56,901    6.27%        $1,555,094      $56,243    7.23%
                                                 ==========      =======                 ==========      =======

Net Interest Spread (1)                                                     1.54%                                   0.58%

Net Interest Margin (2)                                                     1.95%                                   1.32%

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

RESULTS OF OPERATIONS--IMPAC FUNDING CORPORATION

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

     Loan acquisitions by the Mortgage Operations set new records during the first six months of 2001. During the first six months of 2001, loan acquisitions and originations increased 58% to $1.4 billion as compared to $886.0 million during the first six months of 2000. Loan production during the first six months of 2001 was driven by lower interest rates and IDASL, the Company's web-based automated underwriting system which has substantially enhanced the origination process. During the first six months of 2001, average monthly volume of loans submitted through IDASL increased by 48% to $652.8 million in loan submissions as compared to $442.4 million per month in loan submissions during the prior six months.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------


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

Date:  October 11, 2001