Form 10-K/A
period 2000-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2001-10-17
CIK 1000298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                  FORM 10-K/A
                                Amendment No. 1

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

                        2000 FORM 10-K/A ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                      PART I

ITEM 1.  BUSINESS............................................................  3

ITEM 2.  PROPERTIES.......................................................... 34

ITEM 3.  LEGAL PROCEEDINGS................................................... 34

                                     PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS............................................. 35

                                    PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 56

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..... 57
SIGNATURES................................................................... 58

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

ITEM 1. BUSINESS

      Impac Mortgage Holdings, Inc. was incorporated in Maryland in August 1995. References to the "Company" refer to Impac Mortgage Holdings, Inc. ("IMH") and its subsidiaries and related companies, IMH Assets Corporation ("IMH Assets"), Impac Warehouse Lending Group, Inc. ("IWLG"), and Impac Funding Corporation, (together with its wholly-owned subsidiary Impac Secured Assets Corporation, ("IFC"). References to IMH refer to Impac Mortgage Holdings, Inc. as a separate entity from IMH Assets, IWLG and IFC.

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

      Bulk and Other Rate-Locks. IFC also acquires mortgage loans from sellers that are not purchased pursuant to Master Commitments. These purchases may be made on an individual rate-lock basis. Bulk rate-locks obligate the seller to sell and IFC to purchase a specific group of loans, generally ranging from $500,000 to $125 million in aggregate committed principal amount, at set prices on specific dates. Bulk rate-locks enable IFC to acquire substantial quantities of loans on a more immediate basis. The specific pricing, delivery and program requirements of these purchases are determined by negotiation between the parties but are generally in accordance with the provisions of IFC's Seller/Servicer Guide. Due to the active presence of investment banks and other substantial investors in this area, bulk pricing is extremely competitive. Loans are also purchased from individual sellers (typically smaller originators of mortgage loans) who do not wish to sell pursuant to either a Master Commitment or bulk rate-lock. The terms of these individual purchases are based primarily on IFC's Seller/Servicer Guide and standard pricing provisions.

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

RISK FACTORS

A prolonged economic downturn or recession would adversely affect our operations and financial condition

   Although we have not operated during a period of prolonged general economic downturn or a recession, these events have historically resulted in a reduction in mortgage origination activity and an increase in the rate of mortgage defaults. The United States economy is currently undergoing a period of slowdown, which some observers view as a recession. This economic condition has been worsened by the September 11th terrorist attacks in New York City and Washington, D.C. A continued economic downturn or recession would have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages will adversely affect our ability to expand our mortgage portfolio, our principal means of increasing our earnings. In addition, a decline in new mortgage activity will likely result in reduced activity for our warehouse lending operations and our long-term investment portfolio operations. In the case of our mortgage operations, a decline in mortgage activity may result in fewer loans that meet its criteria for purchase and securitization, thus resulting in a reduction in interest income and fees and gain on sale of loans. We may also experience larger than previously reported credit losses on our portfolio due to a higher level of defaults on our mortgage loans.

Inability to generate liquidity may adversely affect our operations

   If we cannot generate sufficient liquidity, we will be unable to continue our operations, grow our asset base, maintain our hedging policy and pay dividends. We have traditionally derived our liquidity from four sources:

  . financing facilities provided to us by others to acquire mortgage assets;

  . whole loan sales and securitizations of acquired or originated mortgage loans;

  . our issuance of equity and debt securities; and

  . earnings from operations.

   We cannot assure you that any of these alternatives will be available to us, or if available, that we will be able to negotiate favorable terms. Our ability to meet our long-term liquidity requirements is subject to the renewal of our credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by our lenders and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry and market trends in our various businesses, the general availability of, and rates applicable to, financing and investments, the lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. If we cannot raise cash by selling debt or equity securities, we may be forced to sell our assets at unfavorable prices or discontinue various business activities. Our inability to access the capital markets could have a negative impact on our earnings and ability to pay dividends.

Margin calls on financing facilities may adversely affect our operations

   Prior to the fourth quarter of 1998, we generally had no difficulty in obtaining favorable financing facilities or in selling acquired mortgage loans. However, during the fourth quarter of 1998, the mortgage industry experienced substantial turmoil as a result of a lack of liquidity in the secondary markets. At that time, investors expressed unwillingness to purchase interests in securitizations due in part to:

  . the lack of financing to acquire these securitization interests;

  . the widening of returns expected by institutional investors on securitization interests over the prevailing Treasury rate; and

  . market uncertainty.

   As a result, many mortgage loan originators, including our company, were unable to access the securitization market on favorable terms, which resulted in some companies declaring bankruptcy. Originators, like our company, were required to sell loans on a whole loan basis and liquidate holdings of mortgage-backed securities to repay short-term borrowings. However, the large amount of loans available for sale on a whole loan basis affected the pricing offered for these loans, which in turn reduced the value of the collateral underlying the financing facilities. Therefore, many providers of financing facilities initiated margin calls. Margin calls resulted when our lenders evaluated the market value of the collateral securing our financing facilities and required us to provide them with additional equity or collateral to secure our borrowings.

   Our financing facilities were short-term borrowings and due to the turmoil in the mortgage industry during the latter part of 1998 many traditional providers of financing facilities were unwilling to provide facilities on favorable terms, or at all. Our current financing facilities continue to be short-term borrowings and we expect this to continue. If we cannot renew or replace maturing borrowings, we may have to sell, on a whole loan basis, the loans securing these facilities which, depending upon market conditions, may result in substantial losses.

Dependence on securitizations for liquidity

   We rely significantly upon securitizations to generate cash proceeds to repay borrowings and to create credit availability. Any reduction in our ability to complete securitizations may require us to utilize other sources of financing, which may be on unfavorable terms, if such financing is available at all. In addition, delays in closing sales of our mortgage loans increase our risk by increasing the warehousing period for the loans, further exposing our company to credit risks. Furthermore, gains on sales from our securitizations represent a significant portion of our earnings.

   Several factors could affect our ability to complete securitizations of our mortgages, including:

  . conditions in the securities and secondary markets;

  . credit quality of the mortgage loans acquired or originated through our mortgage operations;

  . volume of our mortgage loan purchases and originations;

  . our ability to obtain credit enhancements; and

  . lack of investors purchasing higher risk components of the securities.

   If we are unable to profitably securitize a significant number of our mortgage loans in a particular financial reporting period, then we could experience lower income or a loss for that period. As a result of turmoil in the securitization market during the latter part of 1998, many mortgage lenders, including our company, were required to sell mortgage loans on a whole loan basis under adverse market conditions in order to generate liquidity. Many of these sales were made at prices lower than our carrying value of the mortgage loans and we experienced substantial losses. We cannot assure you that we will be able to continue to profitably securitize or sell our loans on a whole loan basis, or at all.

   The market for first loss risk securities, which are securities that take the first loss when mortgages are not paid by the borrowers, is generally limited. In connection with our REMIC securitizations, we endeavor to sell all securities subjecting us to a first loss risk. If we cannot sell these securities, we may be required to hold them for an extended period, subjecting us to a first loss risk.

Our borrowings and substantial leverage may cause losses

 Risks of use of collateralized mortgage obligations

   To grow our investment portfolio, we borrow a substantial portion of the market value of substantially all of our investments in mortgage loans and our remaining mortgage-backed securities portfolio. We currently prefer to use collateralized mortgage obligations as financing vehicles to increase our leverage, since mortgage loans held for collateralized mortgage obligation collateral are retained for investment rather than sold in a secondary market transaction. Retaining mortgage loans as collateral for collateralized mortgage obligations exposes our operations to greater credit losses than does the use of other securitization techniques that are treated as sales. Although our liability under a collateralized mortgage obligation is limited to the collateral used to create the collateralized mortgage obligation, we generally are required to make a cash equity investment to fund collateral in excess of the amount of the securities issued. If we experience credit losses on the pool of loans subject to the collateralized mortgage obligation greater than we expected, the value of our equity investment will decrease and we would have to increase the allowance for loan losses on our financial statements.

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

 Default risks under financing facilities

   If we default under our financing facilities, our lenders could force us to liquidate the collateral. If the value of the collateral is less than the amount borrowed, we could be required to pay the difference in cash. If we were to declare bankruptcy, some of our reverse repurchase agreements may obtain special treatment and our creditors would then be allowed to liquidate the collateral without any delay. On the other hand, if a lender with whom we have a reverse repurchase agreement declares bankruptcy, we might experience difficulty repurchasing our collateral, or enforcing our claim for damages, and it is possible that our claim could be repudiated and we could be treated as an unsecured creditor. If this occurs, our claims would be subject to significant delay and we may receive substantially less than our actual damages or nothing at all.

 Risk of lack of return of investment upon liquidation

   We have pledged a substantial portion of our assets to secure the repayment of collateralized mortgage obligations issued in securitizations, our financing facilities and our other borrowings. We will also pledge substantially all of our current and future mortgage loans to secure borrowings pending their securitization or sale. The cash flows we receive from our investments that have not yet been distributed, pledged or used to acquire mortgage loans or other investments may be the only unpledged assets available to our unsecured creditors and you if our company was liquidated.

 Interest rate fluctuations may adversely affect our operating results

   Our operations, as a portfolio manager, a mortgage loan acquirer and originator or a warehouse lender, may be adversely affected by rising and falling interest rates. Higher interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. This may decrease the amount of mortgages available to be acquired or originated by our mortgage operations and decrease the demand for warehouse financing provided by our warehouse lending operations to originators of mortgage loans. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgage loans at lower long-term fixed interest rates. Increased loan prepayments could lead to a reduction in the number of loans in our investment portfolio and reduce our net interest income.

   We are subject to the risk of rising mortgage interest rates between the time we commit to purchase mortgages at a fixed price and the time we sell or securitize those mortgages. An increase in interest rates will generally result in a decrease in the market value of mortgages that we have committed to purchase at a fixed price, but have not yet sold or securitized or have not been properly hedged.

 Risks of repricing of assets and liabilities

   Our principal source of revenue is net interest income or net interest spread from our investment portfolio, which is the difference between the interest we earn on our interest earning assets and the interest we pay on our interest bearing liabilities. The rates we pay on our borrowings are independent of the rates we earn on our assets and may be subject to more frequent periodic rate adjustments. Therefore, we could experience a decrease in net interest income or a net interest loss because the interest rates on our borrowings could increase faster than the interest rates on our assets. If our net interest spread becomes negative, we will be paying more interest on our borrowings than we will be earning on our assets and we will be exposed to a risk of loss.

   Additionally, the rates paid on our borrowings and the rates received on our assets may be based upon different indices (i.e., LIBOR, U.S. Treasuries, etc.). If the index used to determine the rate on our borrowings increases faster than the index used to determine the rate on our assets, we will experience a declining net interest spread, which will have a negative impact on our profitability and may result in losses.

 Risks of adjustable rate mortgages

   A substantial portion of the mortgage assets held by our long-term investment operations are fixed for a period of time then become adjustable rate mortgages or bear interest based upon short-term interest rate indices. We generally fund these mortgage assets with variable borrowings. To the extent that there is an increase in the interest rate index used to determine our adjustable rate borrowings that is not covered by our current hedging policy, the net interest margin will decrease or become negative.

 Interest rate caps

   Adjustable rate mortgages typically have interest rate caps, which limit interest rates charged to the borrower during any given period. Our borrowings are not subject to similar restrictions. As a result, in a period of rapidly increasing interest rates, the interest rates we pay on our borrowings could increase without limitation, while the interest rates we earn on our adjustable rate mortgage assets would be capped. If this occurs, our net earnings could be significantly reduced or we could suffer a net interest loss.

Prepayments of adjustable rate mortgage loans may adversely affect our operations

   Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. Most of the adjustable rate mortgages that we acquire are originated within three months of the time we purchased the mortgages and generally bear initial interest rates which are lower than their fully-indexed amount (the applicable index plus the margin). If we acquire these mortgages at a premium and they are prepaid prior to or soon after the time of adjustment to a fully-indexed rate without payment of any prepay penalty, we would not have received interest at the fully-indexed rate during such period and we must expense the unamortized premium that was paid for the loan at the time of the prepayment. This means we would lose the opportunity to earn interest at that rate over the expected life of the mortgage. Also, if prepayments on our adjustable rate mortgage loans increase when interest rates are declining, our net interest income may decrease if we cannot reinvest the prepayments in mortgage assets bearing comparable rates.

   We generally acquire mortgages on a "servicing released" basis, meaning we acquire both the mortgages and the rights to service them. This strategy requires us to pay a higher purchase price or premium for the mortgages. If our mortgage loans that we acquire at a premium prepay faster than originally projected, generally accepted accounting principles require us to write down the remaining capitalized premium amounts at a faster speed than was originally projected, which would decrease our current net interest income.

Value of our portfolio of mortgage-backed securities may be adversely affected

   Prior to 1998, we invested in mortgage-backed securities known as interest-only, principal-only, residual interest and subordinated securities. Investments in residual interest and subordinated securities are much riskier than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities. On a percentage basis, the risk associated with holding residual interest and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses in the subordinated securities.

   We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, mortgage loan prepayments and credit losses. If our actual experience differs from our assumptions, we would be required to reduce the value of these securities. The market for our asset-backed securities is extremely limited and we cannot assure you that we could sell these securities at their reported value, or at any value or that we could recoup our initial investment.

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

We undertake additional risks by acquiring and investing in mortgage loans

 Risk of failure to obtain credit enhancements

   We do not obtain credit enhancements such as mortgage pool or special hazard insurance for all of our mortgage loans and investments. Generally, we require mortgage insurance on any loan with a loan-to-value ratio greater than 80%. During the time we hold mortgage loans for investment, we are subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance. If a borrower defaults on a mortgage loan that we hold, we bear the risk of loss of principal to the extent there is any deficiency between the value of the related mortgaged property and the amount owing on the mortgage loan and any insurance proceeds available to us through the mortgage insurer. In addition, since defaulted mortgage loans, which under our financing arrangements are mortgage loans that are generally 30 to 90 days delinquent in payments, may be considered ineligible collateral under our borrowing arrangements, we could bear the risk of being required to own these loans without the use of borrowed funds until they are ultimately liquidated or sold at a loss.

 Greater risks from non-conforming Alt-A mortgage loans

   We are an acquirer and originator of non-conforming Alt-A residential mortgage loans. These are residential mortgages that do not qualify for purchase by government sponsored agencies such as the

Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Our operations may be negatively affected due to our investments in non-conforming Alt-A mortgage loans. Credit risks associated with non-conforming Alt-A mortgage loans are greater than conforming mortgage loans. The interest rates we charge on non-conforming Alt-A loans are often higher than those charged for conforming loans in order to compensate for the lower liquidity. However, lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold. By doing this, we assume the potential risk of increased delinquency rates and/or credit losses as well as interest rate risk. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and/or credit losses.

 Risks related to lending to non-conforming Alt-A borrowers

   As a lender of non-conforming Alt-A mortgage loans, we market to borrowers who may be unable to obtain mortgage financing from conventional mortgage sources. Loans made to such non-conforming Alt-A borrowers generally entail a higher risk of delinquency and higher losses than loans made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on loans made to non-conforming Alt-A borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. Further, any material decline in real estate values increase the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Any sustained period of increased delinquencies, foreclosures or losses after the loans are sold could adversely affect the pricing of our future loan sales and our ability to sell our loans in the future. In the past, certain of these factors have caused revenues and net income of many participants in the mortgage industry, including us, to fluctuate from quarter to quarter.

 Second mortgages entail greater risks

   Our security interest in the property securing second mortgages is subordinated to the interest of the first mortgage holder and the second mortgages have a higher cumulative loan-to-value ratio. If the value of the property is equal to or less than the amount needed to repay the borrowers obligation to the first mortgage holder upon foreclosure, all or a portion of our second mortgage loan will not be repaid.

 Geographic concentration of mortgage loans has higher risks

   We do not set limitations on the percentage of our mortgage asset portfolio composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. We estimate that a high concentration of the loans included in securitizations in which we hold residual interests are secured by properties in California and Florida. Certain parts of California and Florida have experienced an economic downturn in past years and have suffered in the past the effects of certain natural hazards.

 Potential losses related to recourse obligations

   Mortgage-backed securities issued in connection with our securitizations have been non-recourse to us, except in the case of a breach of standard representations and warranties made by us when the loans are securitized. While we have recourse against our customers, the correspondent sellers and mortgage brokers of mortgage loans, we cannot assure you that they will honor their obligations. We also engage in bulk whole loan sales pursuant to agreements that provide for recourse by the purchaser against us. In some cases, the remedies available to a purchaser of mortgage loans from us are broader than those available to us against those who sell us these loans. If a purchaser exercises its rights against us, we may not always be able to enforce whatever remedies we may have against our customers.

Risks related to representations and warranties in loan sales and securitizations

   In connection with our securitizations, we transfer loans acquired or originated by us into a trust in exchange for cash and, in the case of a CMO, residual certificates issued by the trust. The trustee will have recourse to us with respect to the breach of the standard representations and warranties made by us at the time such loans are transferred. While we generally have recourse to our customers for any such breaches, there can be no assurance of our customers' abilities to honor their respective obligations. Also, we engage in bulk whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage loan origination process, or upon early default on such mortgage loan. We generally limit the potential remedies of such purchasers to the potential remedies we receive from the people from whom we acquired or originated the mortgage loans. However, in some cases, the remedies available to a purchaser of mortgage loans from us may be broader than those available to us against the sellers of the loans and should a purchaser enforce its remedies against us, we may not always be able to enforce whatever remedies we have against our customers.

   In the ordinary course of our business, we are subject to claims made against us by borrowers and trustees in our securitizations arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of our employees, officers and agents (including our appraisers), incomplete documentation and our failure to comply with various laws and regulations applicable to our business. We believe that our liability with respect to any currently asserted or threatened claims or legal actions are not likely to be material to our results of operations or financial condition. However, any claims asserted against us in the future may result in legal expenses or liabilities that could have a material adverse effect on our results of operations or financial condition.

We face risks related to our use of IDASL

   We utilize the Internet in our business principally for the implementation of our automated loan origination program, IDASL. IDASL may be interrupted if the Internet experiences periods of poor performance, if our computer systems or the systems of our third-party service providers contain defects, or if customers are reluctant to use or have inadequate connectivity to the Internet. Increased government regulation of the Internet could also adversely affect our use of the Internet in unanticipated ways and discourage our customers from using our services. If our ability to use the Internet in providing our services is impaired, our ability to originate or acquire loans on an automated basis could be delayed or reduced. Any substantial delay and reduction in our mortgage loan acquisitions and originations will reduce our net earnings for the applicable period.

We are subject to risks of operational failure that are beyond our control

   Substantially all of our operations are located in Newport Beach, California. Our systems and operations are vulnerable to damage and interruption from fire, flood, telecommunications failure, break-ins, earthquake and similar events. Our operations may also be interrupted by power disruptions, including rolling black-outs currently implemented in California due to the state's continuing acute power shortage. We do not maintain alternative power sources. Furthermore, our security mechanisms may be inadequate to prevent security breaches to our computer systems, including from computer viruses, electronic break-ins and similar disruptions. Such security breaches or operational failures could expose us to liability, impair our operations, result in losses, and harm our reputation.

We rely on third-party software for the implementation of IDASL

   We have a licensing agreement with a third-party vendor for the use of hardware and software for IDASL. Substantially all of our correspondents are submitting loans through IDASL and 100% of all of our wholesale loans delivered by brokers are directly underwritten through the use of IDASL. The termination or impairment of this license could result in delays and reductions in the acquisition and origination of mortgage loans until equivalent hardware and software could be licensed and integrated, if at all possible, which may harm our business. In addition, we would be harmed if the provider from whom we license software ceases to deliver and support reliable products, enhance their current products or respond to emerging industry standards. If the hardware or software provided by our vendor fails for any reason, and the back-up hardware and software is not implemented in a timely manner, it may also delay and reduce those mortgage loan acquisitions and originations done through IDASL. The third-party hardware and software also may not continue to be available to us on commercially reasonable terms or at all. Any substantial delay and reduction in our mortgage loan acquisitions and originations will reduce our net earnings for the applicable period.

Intense competition for mortgage loans may adversely affect our operations

   We compete in acquiring and originating non-conforming Alt-A mortgage loans and issuing mortgage-backed securities with:

  . other mortgage conduit programs;

  . investment banking firms;

  . savings and loan associations;

  . banks;

  . thrift and loan associations;

  . finance companies;

  . mortgage bankers;

  . insurance companies;

  . other lenders; and

  . other entities purchasing mortgage assets.

   Some of our competitors are larger and have greater resources than we do.

   Consolidation in the mortgage banking industry may adversely affect us by reducing the number of current customers of our mortgage operations and our potential customer base. As a result, we may have to purchase a larger percentage of mortgage loans from a smaller number of customers, which could cause us to have to pay higher premiums for loans.

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

We may not pay dividends to stockholders

   REIT provisions of the Internal Revenue Code generally require us to distribute to our stockholders at least 90% of all of our taxable income. These provisions restrict our ability to retain earnings and renew capital for our business activities. We may decide at a future time not to be treated as a REIT, which would cause us to be taxed at the corporate level and to cease paying regular dividends. Also, to date, a portion of our taxable income consists of distributions by our mortgage operations subsidiary to our long-term investment operations entity. However, our mortgage operations was not, and is not, required under the REIT provisions to make these distributions. Since we are trying to retain earnings for future growth, we may not cause our mortgage operations subsidiary to make these distributions in the future. This would materially affect the amount of taxable income generated by us and the amount of dividends required to be paid by us to our stockholders.

   Due to losses incurred in 2000, we did not declare any dividends from September 2000 until September 25, 2001. To the extent we do not generate any taxable income, there can be no assurance that we will continue to declare and pay dividends.

Potential Alternative Minimum Tax Liability

   To the extent we have a net operating loss carryover for federal income tax purposes, we can offset our regular taxable income for the 2001 taxable year with the net operating loss carryover and thereby eliminate our liability for regular corporate income tax on the amount of income so offset. In computing alternative minimum tax, however, we will be allowed to use only 90% of the net operating loss deduction allowable for purposes of computing the regular income tax. Thus, to the extent we shelter our income with the net operating loss carryover deduction, we will be subject to alternative minimum tax at a rate of 20% on 10% of the income offset by the net operating loss for regular tax purposes. In other words, the effective federal income tax rate on the amount offset by the net operating loss deduction is 2%.

If we fail to maintain our REIT status, we may be subject to taxation as a regular corporation

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

   If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates. We also may be subject to the federal alternative minimum tax. Unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. Therefore, if we lose our REIT status, the funds available for distribution to you would be reduced substantially for each of the years involved. Failure to qualify as a REIT could adversely affect the value of our common stock.

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

Our quarterly operating results may fluctuate

   Our results of operations, and more specifically our earnings, may significantly fluctuate from quarter to quarter based on several factors, including:

  . changes in the amount of mortgage loans we originate;

  . differences between our cost of funds on borrowings and the average interest rates earned on our mortgage loans;

  . our inability to complete or decisions not to complete significant bulk whole loan sales or securitizations in a particular quarter; and

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

Our share prices have been and may continue to be volatile

   Historically, the market price of our common stock has been volatile. During 2000, our stock reached a high of $4.38 per share and a low of $1.83 per share. For the first nine months of 2001, our common stock reached a high of $8.15 per share and a low of $2.85 per share. On October 8, 2001, the closing sale price of our common stock was $7.26 per share. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors including:

  . the amount of dividends paid;

  . availability of liquidity in the securitization market;

  . loan sale pricing;

  . calls by warehouse lenders or changes in warehouse lending rates;

  . unanticipated fluctuations in our operating results;

  . prepayments on mortgages;

  . valuations of securitization related assets;

  . cost of funds; and

  . general market conditions.

   In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the common stock of mortgage REIT companies such as ours. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. If our results of operations fail to meet the expectations of securities analysts or investors in a future quarter, the market price of our common stock could also be materially adversely affected.

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

Our Operating Results Will be Affected by the Results of Our Hedging Activities

   To offset the risks associated with our mortgage operations, we enter into transactions designed to hedge our interest rate risks. To offset the risks associated with our long-term investment operations, we attempt to match the interest rate sensitivities of our adjustable rate mortgage assets held for investment with the associated financing liabilities. Our management determines the nature and quantity of the hedging transactions based on various factors, including market conditions and the expected volume of mortgage loan purchases. We do not limit management's use of certain instruments in such hedging transactions. While the Company believes that it is properly hedging its interest rate risk, the accounting for such hedging activities do not generally qualify for hedge accounting under accounting principles generally accepted in the United States of America and FAS 133. The effect of the Company's hedging strategy may result in some volatility in its quarterly earnings as interest rates go up or down. The volatility in earning is a result of the Company marking to market its hedges but not being allowed to mark to market the underlying loans related to the hedges in place. While the Company believes it is properly hedging its interest rate risk, we cannot assure you that our hedging transactions will offset our risks of losses.

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

  . national economic conditions;

  . residential property values; and

  . regulatory and tax developments.

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

Our Delinquency Ratios and Our Performance May be Adversely Affected by the Performance of Parties Who Sub-Service our Loans

   We contract with third-party sub-servicers for the sub-servicing of all our loans, including those in our securitizations, and our operations are subject to risks associated with inadequate or untimely servicing. Poor performance by a sub-servicer may result in greater than expected delinquencies and losses on our loans. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. Also, with respect to loans subject to a securitization, greater delinquencies would adversely impact the value of any interest-only, principal-only and subordinated securities we hold in connection with that securitization.

   In a securitization, relevant agreements permit us to be terminated as servicer under specific conditions described in these agreements, such as the failure of a sub-servicer to perform certain functions within specific time periods. If, as a result of a sub-servicer's failure to perform adequately, we were terminated as servicer of a securitization, the value of any servicing rights held by us would be adversely affected.

Recent Developments

   The Tax Relief Extension Act of 1999 was enacted and it contains several tax provisions regarding REITs. It includes a provision, which reduces the annual distribution requirement for REIT taxable income from 95% to 90%. It also changes the 10% voting securities test under current law to a 10% vote or value test. Thus, subject to certain exceptions, a REIT will no longer be allowed to own more than 10% of the vote or value of the outstanding securities of any issuer, other than a qualified REIT subsidiary or another REIT. One exception to this new test, which is also an exception to the 5% asset test under current law, allows a REIT to own any or all of the securities of a taxable REIT subsidiary. A taxable REIT subsidiary can perform non-customary services as well as engage in non-real estate activities. A taxable REIT subsidiary will be taxed as a regular C corporation but will be subject to earnings stripping limitations on the deductibility of interest paid to its REIT. In addition, the REIT will be subject to a 100% excise tax to the extent any transaction between the taxable REIT subsidiary and the REIT is not conducted on an arm's length basis. Securities of a taxable REIT subsidiary will constitute non-real-estate assets for purposes of determining whether at least 75% of a REIT's assets consist of real estate assets. In addition, no more that 20% of a REIT's total assets can consist of securities of taxable REIT subsidiaries. These new tax provisions became effective January 1, 2001. In addition, grandfather protection is provided with respect to the 10% value test for securities of a corporation held by a REIT on July 12, 1999, but such protection ceases to apply after the corporation engages in a substantial new line of business or acquires any substantial asset and also ceases to apply after the acquisition of additional securities of the corporation by the REIT after July 12, 1999.

   Because we currently own more than 10% of the value of IFC, we have made an election to have IFC become a taxable REIT subsidiary as of January 1, 2001.

Potential Characterization of Distributions or Gain on Sale as Unrelated Business Taxable Income to Tax-Exempt Investors

   If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a "pension-held REIT," (3) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (4) the residual REMIC interests we buy generate "excess inclusion income," then a portion of the distributions to and, in the case of a stockholder described in
(3), gains realized on the sale of common stock by, such tax-exempt stockholder may be subject to Federal income tax as unrelated business taxable income under the Internal Revenue Code.

Classification as a Taxable Mortgage Pool Could Subject Us to Increased
Taxation

   If we have borrowings with two or more maturities and, (1) those borrowings are secured by mortgage loans or mortgage-backed securities and, (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgage loans or mortgage backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our company were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as "excess inclusion" income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

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

  .  issue securities in exchange for property; and

  . repurchase or otherwise reacquire our shares or other securities in the future.

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

Effect of Future Offerings May Adversely Affect Market Price of Our Securities

   We may elect to increase our capital resources by making additional private or public offerings of securities in the future. We do not know:

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

Maryland Business Combination Statute

   The Maryland General Corporation Law establishes special requirements for "business combinations" between a Maryland corporation and "interested stockholders" unless exemptions are applicable. An interested stockholder is any person who beneficially owns 10% or more of the voting power of our then-outstanding voting stock. Among other things, the law prohibits for a period of five years a merger and other similar transactions between our company and an interested stockholder unless the board of directors approved the transaction prior to the party becoming an interested stockholder. The five-year period runs from the most recent date on which the interested stockholder became an interested stockholder. The law also requires a supermajority stockholder vote for such transactions after the end of the five-year period. This means that the transaction must be approved by at least:

  . 80% of the votes entitled to be cast by holders of outstanding voting shares, and

  . two-thirds of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder or an affiliate of the interested stockholder with whom the business combination is to be effected.

   The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders' best interests.

Maryland Control Share Acquisition Statute

   Maryland law provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by a vote of the other stockholders. Two-thirds of the shares eligible to vote must vote in favor of granting the "control shares" voting rights. "Control shares" are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

   .  one-tenth or more but less than one-third,

   .  one-third or more but less than a majority, or

   .  a majority or more of all voting power.

Control shares do not include shares of stock the acquiring person is entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions.

   If a person who has made (or proposes to make) a control share acquisition satisfies certain conditions (including agreeing to pay expenses), he may compel our board of directors to call a special meeting of stockholders to consider the voting rights of the shares. If such a person makes no request for a meeting, we have the option to present the question at any stockholders' meeting.

   If voting rights are not approved at a meeting of stockholders then, subject to certain conditions and limitations, we may redeem any or all of the control shares (except those for which voting rights have previously been approved) for fair value. We will determine the fair value of the shares, without regard to voting rights, as of the date of either:

  .  the last control share acquisition, or

  . the meeting where stockholders considered and did not approve voting rights of the control shares.

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

Possible Adverse Consequences of Limits on Ownership of Shares

   Our charter limits ownership of our capital stock by any single stockholder to 9.5% of our outstanding shares. Our charter also prohibits anyone from buying shares if the purchase would result in us losing our REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares or in five or fewer persons, applying certain broad attribution rules of the Internal Revenue Code, owning more than

50% (by value) of our shares. If you or anyone else acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Internal Revenue Code for REITs, we:

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

  .  will consider the shares held in trust for the benefit of our Company;
     and

  . will either direct the affected person to sell the shares and turn over any profit to us, or

  . we will redeem the shares. If we redeem the shares, it will be at a price equal to the lesser of:

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

ITEM 2.  PROPERTIES

   The primary executive and administrative offices of the Company are located in Newport Beach, California. The Company has entered into a 10-year lease expiring May 2008 to use approximately 74,000 square feet of office space at a rate of $153,000 per month. The Company believes that these facilities will adequately provide for the Company's future growth needs.

ITEM 3.  LEGAL PROCEEDINGS

   On September 1, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et. al. was filed in the United States District Court for the Western District of Missouri, Case No. 4-00-00795-SOW, as a purported class action lawsuit alleging that the defendants violated Missouri's Second Loans Act and Merchandising Practices Act. In July 2001, the Missouri complaint was amended to include IMH and other IMH-related entities. The plaintiffs in the Gilmor lawsuit are also alleging a defendant class action. On July 26, 2001, a complaint captioned James and Jill Baker, et al. v. Century Financial Group, Inc., et al., was filed in the Circuit Court of Clay County, Missouri, Case No. CV100-4294CC as a purported class action. This lawsuit alleges violations of Missouri's Second Loans Act and Merchandising Practices Act. The plaintiffs in the Baker action also allege a defendant class action. On August 2, 2001, a complaint captioned Frazier, et al. v. Preferred Credit, et al., was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis, Case No. CT004762-01. This is also stated as a purported class action lawsuit alleging violations of Tennessee's usury statute and Consumer Protection Act. On August 8, 2001, a complaint captioned Mattie L. Street v. PSB Lending Corp., et al., was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis, Case No. CT004888-01. The Street action is also stated as a purported class action lawsuit alleging violations of Tennessee's usury statute and Consumer Protection Act. On October 2, 2001, a complaint captioned Deborah Searcy, Shirley Walker, et. al. vs. Impac Funding Corporation, Impac Mortgage Holdings, Inc. et. al. was filed in the Wayne County Circuit Court, State of Michigan, as a purported class action lawsuit alleging that the defendants violated Michigan's Secondary Mortgage Loan Act, Credit Reform Act and Consumer Protection Act. Except for the Searcy case in Michigan, all of the foregoing cases have been removed to federal court.

   All of the purported class action lawsuits are similar in nature in that they allege that the mortgage loan originators violated the respective state's statutes by charging excessive fees and costs when making second mortgage loans on residential real estate. The complaints allege that IFC was a purchaser, and is a holder, along with other IMH-related entities, of second mortgage loans originated by other lenders. The plaintiffs in the lawsuits are seeking damages that include disgorgement, restitution, rescission, actual damages, statutory damages, exemplary damages, and punitive damages. Damages are unspecified in each of the complaints. The Company believes that it has meritorious defenses to such claims and intends to defend these claims vigorously. Nevertheless, litigation is uncertain, and the Company may not prevail in the lawsuits and can express no opinion as to their ultimate outcome.

   The Company is a party to litigation and claims, which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on the Company.

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

      Loan production by the Mortgage Operations increased 24% to $2.1 billion during 2000 as compared to $1.7 billion during 1999 as total originations of 1-4 family properties as forecast by the Mortgage Bankers Association ("MBA") decreased 20% during 2000 as compared to 1999. According to the MBA, the primary reason for the forecasted decrease in total 1-4 family originations during 2000 is the decrease in refinance activity. The MBA forecasts a decrease in refinance activity to 19% of total 1-4 family originations during 2000 as compared to actual refinance activity of 34% of total 1-4 family originations during 1999. The Mortgage Operations is less affected by volatile changes in the refinance market as it continues to rely primarily on purchased money activity as compared to refinance activity. The Mortgage Operations acquired or originated mortgage refinances of 19% of total loan production during 2000 and 23% of total loan production during 1999. Wholesale and retail loan originations generated by ILG, which was established in January 1999, increased 210% to $276.3 million during 2000 as compared to $89.0 million during 1999. As of December 31, 2000, ILG had 983 approved wholesale mortgage brokers. The Company expects loan originations at ILG to remain strong during 2001 with the expected implementation of IDASL with the Mortgage Operations' strategic partner. ILG's strategic partner supplies mortgage automation software and provides an internet connection to 33,000 users nationwide with direct automated download capabilities to the Mortgage Operations' products via IDASL. Recently, ILG's strategic partner was acquired by Ellie Mae, a provider of internet solutions to the mortgage industry, which the Company believes will further enhance ILG's penetration into the wholesale lending arena.

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

      Long-Term Investment Operations: During the year ended December 31, 2000, the Long-Term Investment Operations, conducted by IMH and IMH Assets, acquired $454.0 million of mortgages from IFC as compared to $638.3 million acquired during 1999. Mortgages purchased by the Long-Term Investment Operations during 2000 consisted of $23.3 million of FRMs and $418.2 million of ARMs secured by first liens on residential property and $12.5 million of fixed rate second trust deeds secured by residential property. In addition, $213.9 million, or 50%, of mortgages acquired during 2000 for long-term investment had prepayment penalties as compared to $222.9 million, or 35%, of mortgages with prepayment penalties acquired during 1999. During 2000, the Long-Term Investment Operations sold $55.9 million, in unpaid principal balance, of mortgage loans to third party investors as compared to $10.8 million of loans sold to third party investors during 1999. In addition, the Long-Term Investment Operations had investment securities of $36.9 million at December 31, 2000. Of the $36.9 million of investment securities, $29.2 million were subordinated securities collateralized by mortgages, $7.7 million were "interest only" securities, and none were subordinated securities collateralized by other loans. During 2000, the Long-Term Investment Operations acquired no securities created by IFC through the issuance of REMICs as compared to $22.0 million during 1999.

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

      Mortgage Operations: The Mortgage Operations, conducted by IFC and ILG, supports the Long-Term Investment Operations of the Company by supplying IMH and IMH Assets with mortgages for long-term investment. As such, IFC sold $454.0 million, in unpaid principal balance, of mortgages to the Long-Term Investment Operations as compared to $638.3 million, in unpaid principal balance, of loans sold during 1999. IFC's mortgage acquisitions increased 24% to $2.1 billion during 2000 as compared to $1.7 billion of mortgages acquired during 1999. During 2000, IFC securitized $1.3 billion, in unpaid principal balance, of mortgages and sold whole loans to third party investors totaling $62.6 million, in unpaid principal balance, of mortgages. This compares to loan securitizations of $360.1 million, in unpaid principal balance, of mortgages and whole loan sales to third party investors of $824.1 million, in unpaid principal balance, of mortgages during 1999. Loan securitizations and sales during 2000 resulted in gain on sale of loans of $19.7 million as compared to gain on sale of loans of $27.1 million during 1999. IFC had deferred revenue of $5.0 million at December 31, 2000 as compared to $7.6 million at December 31, 1999.

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

      Interest income on Mortgage Assets: Interest income on CMO collateral increased 16% to $85.9 million during 2000 as compared to $74.1 million during 1999 as average CMO collateral increased 9% to $1.2 billion as compared to $1.1 billion, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $943.6 million during 2000, which were collateralized by $952.8 million of mortgages, as compared to CMOs totaling $298.1 million, which were collateralized by $316.2 million of mortgages, during 1999. The issuance of new CMO collateral was partially offset by mortgage loan prepayments, which were $309.7 million during 2000 as compared to $490.0 million during 1999. Prepayments on CMO collateral was 25% CPR during 2000 as compared to 37% CPR during 1999 as rising interest rates during 2000 and the acquisition of loans with prepayment penalties slowed down the pace of loan prepayments during 2000. The acquisiton of $213.9 million, or 50%, of mortgages acquired during 2000 by the Long-Term Investment Operations with prepayment penalties and $222.9 million, or 35%, of mortgages acquired with prepayment penalties during 1999 contributed to less volatility in loan prepayments during 2000. The Company expects that the higher percentage of mortgages acquired for long-term investment with prepayment penalties will continue to lead to less volatility in loan prepayment rates.

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

      Interest expense on borrowings secured by investment securities increased 88% to $3.2 million during 2000 as compared to $1.7 million during 1999 as average borrowings increased 21% to $26.4 million as compared to $21.8 million, respectively. During 1999, the Company issued notes collateralized by a portion of its investment securities portfolio to provide a more stable, long-term financing source for these assets as compared to previously used short-term reverse repurchase agreements. The weighted average yield on borrowings secured by investment securities increased to 12.21% during 2000 as compared to 10.64% during 1999.

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

      During most of 1999, the Company used investment securities as collateral to borrow under reverse repurchase agreements to fund the purchase of mortgage-backed securities and to act as an additional source of liquidity for the Company's operations. During October 1999, the Company issued notes collateralized by a portion of its investment securities portfolio to provide a more stable financing source for these assets. Therefore, combined interest expense on reverse repurchase agreements and borrowings secured by investment securities remained unchanged at $1.7 million during 1999 and 1998. The combined average balance on reverse repurchase agreements and borrowings secured by investment securities decreased 16% to $21.8 million as compared to $26.1 million, respectively. The weighted average yield on these combined borrowings decreased to 6.49% during 1999 as compared to 6.53% during 1998.

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

                                    PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2000 fiscal year.

      Impac Funding Corporation has entered into an insurance commitment program with Radian Guaranty, Inc. Frank Filipps, a director of Impac Mortgage Holdings, Inc., is the Chairman and Chief Executive Officer of Radian Group, Inc. (NYSE-
RDN) and its principal subsidiary, Radian Guaranty, Inc. Radian Guaranty has agreed to insure up to $2.2 billion worth of mortgage loans acquired or originated by Impac Funding Corporation that meet certain credit criteria. Impac Funding Corporation pays Radian on a monthly basis. The amount paid depends on the number of mortgage loans insured by Radian and the credit quality of the mortgage loans. For the year ended December 31, 2000, Impac Funding Corporation paid an aggregate of $4.6 million to Radian in connection with the insurance program.

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

      (b)   Reports on Form 8-K--None

      (c)   Exhibits

            23.1   Consent of KPMG LLP for Impac Mortgage Holdings, Inc.

            23.2   Consent of KPMG LLP for Impac Funding Corporation

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 15th day of October, 2001.

                                        IMPAC MORTGAGE HOLDINGS, INC.


                                        by /s/  RICHARD J. JOHNSON
                                          ------------------------------
                                                Richard J. Johnson
                                           Executive Vice President and
                                              Chief Financial Officer