Form 10-Q
period 2001-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2001-11-14
CIK 1000298

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934.

    For the quarterly period ended September 30, 2001

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

                                               Name of each exchange on
              Title of each class                  which registered
          Common Stock $0.01 par value          American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      On November 12, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31.5 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of November 12, 2001 was 31,961,321.

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

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

  Item 1.  CONSOLIDATED FINANCIAL STATEMENTS - IMPAC MORTGAGE
           HOLDINGS, INC. AND SUBSIDIARIES                                Page #
                                                                          ------

           Consolidated Balance Sheets as of September 30, 2001 and
           December 31, 2000.............................................   3

           Consolidated Statements of Operations and Comprehensive
           Earnings (Loss), For the Three and Nine Months Ended
           September 30, 2001 and 2000...................................   4

           Consolidated Statements of Cash Flows, For the Nine Months
           Ended September 30, 2001 and 2000.........                       6

           Notes to Consolidated Financial Statements.....................  8

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................... 18

  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..... 35

                           PART II. OTHER INFORMATION
                           --------------------------

  Item 1.  LEGAL PROCEEDINGS.............................................. 36

  Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................... 36

  Item 3.  DEFAULTS UPON SENIOR SECURITIES................................ 36

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 36

  Item 5.  OTHER INFORMATION.............................................. 37

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................... 37

           SIGNATURES                                                      38

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                                     September 30,    December 31,
                                                                                                         2001             2000
                                                                                                     -----------      ------------
                                         ASSETS
                                         ------
Cash and cash equivalents ....................................................................       $    17,871      $    17,944
Investment securities available-for-sale .....................................................            34,329           36,921
Loan Receivables:
   CMO collateral ............................................................................         1,672,581        1,372,996
   Finance receivables .......................................................................           464,503          405,438
   Mortgage loans held-for-investment ........................................................           151,283           16,720
   Allowance for loan losses .................................................................            (7,942)          (5,090)
                                                                                                     -----------      -----------
        Net loan receivables .................................................................         2,280,425        1,790,064
Investment in Impac Funding Corporation ......................................................            22,114           15,762
Due from affiliates ..........................................................................            14,500           14,500
Accrued interest receivable ..................................................................            12,946           12,988
Other real estate owned ......................................................................             6,066            4,669
Derivative assets ............................................................................             6,506               61
Other assets .................................................................................             1,985            5,929
                                                                                                     -----------      -----------
     Total assets ............................................................................       $ 2,396,742      $ 1,898,838
                                                                                                     ===========      ===========

                                       LIABILITIES
                                       -----------

CMO borrowings ...............................................................................       $ 1,597,936      $ 1,291,284
Reverse repurchase agreements ................................................................           598,210          398,653
Borrowings secured by investment securities available-for-sale ...............................            14,923           21,124
Senior subordinated debentures ...............................................................                --            6,979
Accumulated dividends payable ................................................................             6,708              788
Other liabilities ............................................................................             2,374            1,570
                                                                                                     -----------      -----------
     Total liabilities .......................................................................         2,220,151        1,720,398
                                                                                                     -----------      -----------

                                  STOCKHOLDERS' EQUITY
                                  --------------------

Preferred stock; $.01 par value; 6,300,000 shares authorized; none issued or
   outstanding at September 30, 2001 and December 31, 2000, respectively .....................                --               --
Series A junior participating preferred stock, $.01 par value; 2,500,000 shares authorized
   none issued and outstanding at September 30, 2001 and December 31, 2000 ...................                --               --
Series C 10.5% cumulative convertible preferred stock, $.01 par value; $30,000 liquidation value; 1,200,000 shares authorized; none and 1,200,000 issued and
   outstanding at September 30, 2001 and December 31, 2000 ...................................                --               12
Common stock; $.01 par value; 50,000,000 shares authorized; 26,832,329 and
   20,409,956 shares issued and outstanding at September 30, 2001 and December 31, 2000,
respectively .................................................................................               268              204
Additional paid-in capital ...................................................................           325,583          325,350
Accumulated other comprehensive loss .........................................................           (12,608)            (568)
Notes receivable from common stock sales .....................................................              (930)            (902)
Net accumulated deficit:
   Cumulative dividends declared .............................................................          (112,256)        (103,973)
   Accumulated deficit .......................................................................           (23,466)         (41,683)
                                                                                                     -----------      -----------
      Net accumulated deficit ................................................................          (135,722)        (145,656)
                                                                                                     -----------      -----------
        Total stockholders' equity ...........................................................           176,591          178,440
                                                                                                     -----------      -----------
        Total liabilities and stockholders' equity ...........................................       $ 2,396,742      $ 1,898,838
                                                                                                     ===========      ===========



          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        and COMPREHENSIVE EARNINGS (LOSS)
                      (in thousands, except per share data)

                                                                             For the Three Months            For the Nine Months
                                                                              Ended September 30,            Ended September 30,
                                                                            -----------------------       -------------------------
                                                                              2001           2000            2001            2000
                                                                            --------       --------       ---------       ---------
INTEREST INCOME:
   Mortgage Assets ...................................................      $ 38,355       $ 37,711       $ 114,157       $ 104,893
   Other interest income .............................................           613            261           1,875           1,749
                                                                            --------       --------       ---------       ---------
     Total interest income ...........................................        38,968         37,972         116,032         106,642
                                                                            --------       --------       ---------       ---------

INTEREST EXPENSE:
   CMO borrowings ....................................................        19,249         19,839          57,016          59,548
   Reverse repurchase agreements .....................................         7,688         11,677          25,485          26,518
   Borrowings secured by investment
     securities available-for-sale ...................................           620            765           1,958           2,457
   Senior subordinated debentures ....................................            --            314             553             944
   Other borrowings ..................................................            24             --             190              45
                                                                            --------       --------       ---------       ---------
     Total interest expense ..........................................        27,581         32,595          85,202          89,512
                                                                            --------       --------       ---------       ---------
   Net interest income ...............................................        11,387          5,377          30,830          17,130
     Provision for loan losses .......................................         2,615          1,248          10,559          17,735
                                                                            --------       --------       ---------       ---------
   Net interest income (loss) after provision for loan losses ........         8,772          4,129          20,271            (605)

NON-INTEREST INCOME:
   Equity in net earnings (loss) of Impac Funding Corporation ........         3,039            143           7,857            (937)
   Loan servicing fees ...............................................           228            193             809             532
   Other income ......................................................         1,094            550           2,610           1,604
                                                                            --------       --------       ---------       ---------
   Total non-interest income .........................................         4,361            886          11,276           1,199

NON-INTEREST EXPENSE:
   Mark-to-market loss - FAS 133 .....................................         2,269             --           3,713              --
   Write-down on investment securities available-for-sale ............         1,841            171           1,949          53,576
   Professional services .............................................           646            611           1,728           1,697
   General and administrative and other expense ......................           415            388           1,339           1,069
   Personnel expense .................................................           290            177             866             484
   (Gain) loss on disposition of other real estate owned .............          (619)           369          (1,584)          1,677
                                                                            --------       --------       ---------       ---------
   Total non-interest expense ........................................         4,842          1,716           8,011          58,503
                                                                            --------       --------       ---------       ---------

   Earnings (loss) before extraordinary item and cumulative
   effect of change in accounting principle ..........................         8,291          3,299          23,536         (57,909)
     Extraordinary item ..............................................            --             --          (1,006)             --
     Cumulative effect of change in accounting principle .............            --             --          (4,313)             --
                                                                            --------       --------       ---------       ---------
   Net earnings (loss) ...............................................         8,291          3,299          18,217         (57,909)
     Less: Cash dividends on 10.5% cumulative
     convertible preferred stock .....................................            --           (788)         (1,575)         (2,363)
                                                                            --------       --------       ---------       ---------
   Net earnings (loss) available to common stockholders ..............         8,291          2,511          16,642         (60,272)

Other comprehensive earnings (loss):
   Unrealized holding gains (losses)
     on securities arising during period .............................        10,724           (830)         12,624           1,225
   Unrealized holding gains (losses)
     on hedging instruments arising during period ....................       (23,496)            --         (23,740)             --
   Reclassification of losses included in earnings (loss) ............          (123)           (51)           (924)          7,662
                                                                            --------       --------       ---------       ---------
     Net unrealized gains (losses) arising during period .............       (12,895)          (881)        (12,040)          8,887
                                                                            --------       --------       ---------       ---------
   Comprehensive earnings (loss) .....................................      $ (4,604)      $  2,418       $   6,177       $ (49,022)
                                                                            ========       ========       =========       =========


          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        and COMPREHENSIVE EARNINGS (LOSS)
                      (in thousands, except per share data)

                                                                       For the Three Months        For the Nine Months
                                                                        Ended September 30,        Ended September 30,
                                                                        -------------------       -------------------
                                                                        2001         2000          2001          2000
                                                                       ------       ------        ------        ------
 Earnings (loss) per share before  extraordinary  item and
 cumulative effect of change in accounting principle:
   Basic .....................................................         $0.37         $0.12         $0.97         $(2.82)
                                                                       =====         =====         =====         =====
   Diluted ...................................................         $0.31         $0.12         $0.87         $(2.82)
                                                                       =====         =====         =====         =====
Net earnings (loss) per share
   Basic .....................................................         $0.37         $0.12         $0.74         $(2.82)
                                                                       =====         =====         =====         =====
   Diluted ...................................................         $0.31         $0.12         $0.68         $(2.82)
                                                                       =====         =====         =====         =====

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                      ------------------------------
                                                                                         2001                 2000
                                                                                      ---------            ---------
Cash flows from operating activities:
  Net earnings (loss) ..........................................................      $  22,530            $ (57,909)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Cumulative effect of change in accounting principle .......................         (4,313)                  --
     Equity in net (earnings) loss of Impac Funding Corporation ................         (7,857)                 937
     Provision for loan losses .................................................         10,559               17,735
     Amortization of loan premiums and securitization costs ....................          9,949               12,147
     (Gain) loss on disposition of other real estate owned .....................         (1,584)               1,677
     Write-off of securitization costs from senior subordinated debentures .....          1,006                   --
     Write-down of investment securities available-for-sale ....................          1,949               53,576
     Gain on sale of investment securities available-for-sale ..................           (159)                  --
     Net change in accrued interest receivable .................................             42                 (806)
     Net change in other assets and liabilities ................................        (26,066)              (5,887)
                                                                                      ---------            ---------
       Net cash provided by operating activities ...............................          6,056               21,470
                                                                                      ---------            ---------

Cash flows from investing activities:
  Net change in CMO collateral .................................................       (315,015)             173,425
  Net change in finance receivables ............................................        (59,671)            (170,275)
  Net change in mortgage loans held-for-investment .............................       (143,976)            (231,246)
  Proceeds from sale of other real estate owned, net ...........................          7,980               12,097
  Dividend from Impac Funding Corporation ......................................          6,419                   --
  Sale of investment securities available-for-sale .............................          5,154                5,704
  Net principal reductions on investment securities available-for-sale .........          2,660                2,825
                                                                                      ---------            ---------
       Net cash used in investing activities ...................................       (496,449)            (207,470)
                                                                                      ---------            ---------

Cash flows from financing activities:
  Net change in reverse repurchase agreements and other borrowings .............        193,469               47,010
  Proceeds from CMO borrowings .................................................        758,296              451,950
  Repayments of CMO borrowings .................................................       (451,644)            (304,028)
  Dividends paid ...............................................................         (2,363)             (10,320)
  Retirement of senior subordinated debentures .................................         (7,747)                  --
  Proceeds from exercise of stock options ......................................            337                   --
  Advances and reductions on notes receivable-common stock .....................            (28)                   5
                                                                                      ---------            ---------
       Net cash provided by financing activities ...............................        490,320              184,617
                                                                                      ---------            ---------

Net change in cash and cash equivalents ........................................            (73)              (1,383)
Cash and cash equivalents at beginning of period ...............................         17,944               20,152
                                                                                      ---------            ---------
Cash and cash equivalents at end of period .....................................      $  17,871            $  18,769
                                                                                      =========            =========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                -----------------------------
                                                                                    2001              2000
                                                                                -----------        ----------
Supplementary information:
  Interest paid .............................................................    $  86,592          $ 83,583

Non-cash transactions:
  Transfer of mortgage loans held-for-investment to CMO collateral ..........    $ 763,123          $337,016
  Dividends declared and unpaid .............................................        6,708             3,356
  Accumulated other comprehensive gain (loss) ...............................      (12,040)            8,887
  Loans transferred to other real estate owned ..............................        7,793             9,743
  Exchange of Series B preferred stock for Series C preferred stock .........           --            28,658
  Redemption of preferred stock into common stock ...........................       28,658                --



          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

     Unless the context otherwise requires, references herein to the "Company" refer to Impac Mortgage Holdings, Inc. (IMH) and its subsidiaries, IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), and its
affiliate, Impac Funding Corporation (together with its wholly-owned subsidiaries, Impac Secured Assets Corp. and Novelle Financial Services, Inc., IFC, collectively). References to IMH refer to Impac Mortgage Holdings, Inc. as a separate entity from IMH Assets, IWLG, and IFC.

1. Basis of Financial Statement Presentation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2000.

     The operations of IMH have been presented in the consolidated financial statements for the three- and nine- months ended September 30, 2001 and 2000 and include the financial results of IMH's equity interest in net earnings of IFC and IMH Assets and IWLG as stand-alone entities. The results of operations of IFC, of which 99% of the economic interest is owned by IMH, are included in the results of operations of the Company as "Equity in net earnings (loss) of Impac Funding Corporation."

2. Organization

     The Company is a mortgage real estate investment trust (Mortgage REIT) which, together with its subsidiaries and IFC, primarily operates three businesses: (1) the Long-Term Investment Operations, (2) the Mortgage Operations, and (3) the Warehouse Lending Operations. IMH is organized as a REIT for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level, provided that the Company distributes 90% of its taxable income to common stockholders.

     The Long-Term Investment Operations invests primarily in non-conforming Alt-A residential mortgage loans that are originated and acquired by the Mortgage Operations and securities backed by such mortgage loans. Alt-A mortgage loans consist primarily of mortgage loans that are first lien mortgage loans made to borrowers whose credit is generally within typical Fannie Mae or Freddie Mac guidelines, but that have loan characteristics that make them non-conforming under those guidelines.

     The Mortgage Operations are comprised of (1) the Conduit Operations, which primarily purchases non-conforming Alt-A mortgage loans from correspondents and mortgage brokers, and subsequently sells or securitizes such loans, (2) the Wholesale and Retail Lending Operations, which allows brokers and retail customers to access the Company directly to originate, underwrite and fund their loans and (3) Novelle Financial Services, Inc. (NFS), a B/C mortgage lender.

     The  Warehouse  Lending  Operations   provides   short-term   financing  to
originators of mortgage loans.

Long-Term Investment Operations

     The Long-Term Investment Operations, conducted by IMH and IMH Assets, invests primarily in non-conforming Alt-A residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and, to a lesser extent, in second mortgage loans. The Long-Term Investment
Operations investment strategy is to only acquire or invest in investment securities that are secured by mortgage loans underwritten and purchased by IFC (Impac Securities). Non-conforming Alt-A residential mortgage loans are mortgages that do not qualify for purchase by government-sponsored agencies such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The principal differences between conforming loans and non-conforming loans include applicable loan-to-value ratios, credit and income histories of the mortgagors, documentation required for approval of the mortgagors, type of properties securing the mortgage loans, loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are mortgage loans secured by a second lien on the property and made to borrowers owning single-family homes generally for the purpose of debt consolidation, home improvements, education and a variety of other purposes.

Mortgage Operations

     The Conduit Operations, conducted by IFC, purchases primarily non-conforming Alt-A mortgage loans and, to a lesser extent, second mortgage loans from its network of mortgage brokers, correspondents and other sellers. IFC subsequently securitizes or sells such loans to permanent investors, including the Long-Term Investment Operations. IMH owns 99% of the economic interest in IFC, while Joseph R. Tomkinson, Chairman and Chief Executive Officer, William S. Ashmore, President and Chief Operating Officer, and Richard
J. Johnson, Executive Vice President and Chief Financial Officer, are the holders of all the outstanding voting stock of, and 1% of the economic interest in, IFC.

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

     During the third quarter of 2001, IFC capitalized NFS. NFS is a B/C mortgage lender which will be separately licensed as a stand-alone entity and operate as a division of IFC.

Warehouse Lending Operations

     The Warehouse Lending Operations, conducted by IWLG, provides financing to affiliated companies and to approved mortgage bankers to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors. Most of the affiliated companies are correspondents of IFC.

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

Recent Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140 to replace SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS 140). SFAS 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 will be the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. The accounting provisions are effective after June 30, 2001. The reclassification and disclosure provisions are effective for fiscal years beginning after December 31, 2000. The Company adopted the disclosure required by SFAS 140 and has included all appropriate and necessary disclosures required by SFAS 140 in its December 31, 2000 Form 10-K, as amended. The adoption of the accounting provision is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

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

4. Accounting for Derivatives Instruments and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of the derivatives are reported in current earnings or other comprehensive income, depending on whether they qualify for hedge accounting and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. If specific conditions are met, a derivative may be specifically designated as: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or
(3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement and approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The Company adopted SFAS 133 on January 1, 2001, and recorded a transition amount of $4.3 million associated with establishing the fair values of the derivative instruments as of December 31, 2000.

     As part of the Company's secondary marketing activities, it purchases various derivative instruments to hedge against adverse changes in interest rates. In general, the derivative instruments are allocated to existing or forecasted CMOs to provide a hedge against a rise in interest rates. On January 1, 2001, the Company adopted SFAS 133, and at that time, designated the derivative instruments in accordance with the requirements of the new standard. These cash flow derivative instruments hedge the variability of forecasted cash flows attributable to interest rate risk. The accounting for gains and losses associated with changes in the fair value are reported in current earnings or other comprehensive income depending on whether they qualify for hedge accounting and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. Hedging gains and losses deemed to be ineffective in hedging the change in expected cash flows of the hedged item are recognized immediately in the statement of operations as an increase or decrease to current earnings. Hedging gains or losses deemed to be effective are recorded in other comprehensive income as an increase or decrease to stockholders equity.

     With the implementation of SFAS 133, the Company recorded transition amounts associated with establishing the fair values of the derivative instruments as of December 31, 2000 as a decrease to net earnings of $4.3 million and reflected as a cumulative change in accounting principle in the Company's statement of operations. During three-and nine months ended September 30, 2001, the Company recorded a cumulative mark-to-market loss of $2.3 million and $3.7 million, respectively, when establishing the fair market valuation of derivative instruments.

     During the first nine months of 2001, the Company purchased derivative instruments to protect itself against fluctuations in interest rates on existing CMO collateral and borrowings. The objective was to lock in a steady stream of cash flows when interest rates fall below or above certain levels. When interest rates rise, our CMO borrowing expense increases at a greater speed than the underlying collateral of loans. The hedging instruments will protect the Company by providing cash flows at certain triggers during changing interest rate environments. Cash flow hedges are accounted for by recording the value of the derivative instrument on the balance sheet as either an asset or liability with a corresponding offset recorded in other comprehensive income (loss) within stockholders' equity. Any ineffective portion of the hedge is included in current earnings. Approximately $13.5 million of expense reported in accumulated comprehensive loss will be reclassified into earnings within the next twelve months.

5. Other Comprehensive Income

     Current period unrealized gains or losses on investment securities available-for-sale and the effective hedging component of derivative instruments are reported as other comprehensive income as an increase or decrease to stockholders equity. The following table presents the components of other comprehensive income for the periods shown (in thousands):

                                                                 September 30,   December 31,
                                                                     2001            2000
                                                                 -------------   ------------
Unrealized gain on investment securities available-for-sale        $  6,232         $(568)
Unrealized loss on derivative instruments (1) .............         (23,740)           --
Unrealized gain on IMH common stock owned by IFC (2) ......           4,900            --
                                                                   --------         -----
  Total other comprehensive income (loss) .................        $(12,608)        $(568)
                                                                   ========         =====

(1) Represents changes in the fair market valuation of the effective hedging component of derivative instruments.
(2) Represents the Company's investment in the unrealized gain on IMH common stock owned by IFC.

6. Net Earnings (Loss) per Share

     The following table presents the computation of basic and diluted net earnings (loss) per share for the periods shown, as if all stock options and 10.5% Cumulative Convertible Preferred Stock (Preferred Stock), if dilutive, were outstanding for these periods (in thousands, except per share data):

                                                                                   For the Three Months
                                                                                    Ended September 30,
                                                                                   --------------------
                                                                                     2001        2000
                                                                                   -------     --------
Numerator for earnings per share:
Earnings before extraordinary item ...........................................     $ 8,291     $ 3,299
Less:  Dividends paid to preferred stockholders ..............................          --        (788)
                                                                                   -------     -------
   Net earnings available to common stockholders .............................     $ 8,291     $ 2,511
                                                                                   =======     =======
Denominator for earnings per share:
Basic weighted average number of common shares outstanding during the period .      22,687      21,401

Diluted weighted average number of common shares outstanding during the period      26,823      21,401
Impact of assumed conversion of Preferred Stock ..............................          --       6,356
Net effect of dilutive stock options .........................................         361          --
                                                                                   -------     -------
   Diluted weighted average common and common equivalent shares ..............      27,184      27,757
                                                                                   =======     =======

Net earnings per share:
   Basic .....................................................................     $  0.37     $  0.12
                                                                                   =======     =======
   Diluted ...................................................................     $  0.31     $  0.12
                                                                                   =======     =======

     The Company had 560,978  and 769,146  stock  options for the quarter  ended
September 30, 2001 and September 30, 2000, respectively, that were not considered in the dilutive calculation of earnings per share as the exercise price was higher than the market price for the period. In August 2001, 1,200,000 shares of preferred stock were converted into 6,355,932 shares of common stock. The antidilutive effects of outstanding Preferred Stock as of September 30, 2001 and September 30, 2000 was none and 6,355,932 shares, respectively.

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                   ----------------------
                                                                                     2001          2000
                                                                                   --------      --------
Numerator for earnings per share:
Earnings (loss) before extraordinary item and cumulative effect of
   change in accounting principle ............................................     $ 23,536      $(57,909)
Extraordinary item ...........................................................       (1,006)           --
Cumulative effect of change in accounting principle ..........................       (4,313)           --
                                                                                   --------      --------
   Earnings (loss) after extraordinary item and cumulative effect of change
     in accounting principle .................................................       18,217       (57,909)
Less:  Dividends paid to preferred stockholders ..............................       (1,575)       (2,363)
                                                                                   --------      ---------
   Net earnings (loss) available to common stockholders ......................     $ 16,642      $(60,272)
                                                                                   ========      =========
Denominator for earnings per share:
Basic weighted average number of common shares outstanding during the period .       22,573        21,401

Diluted weighted average number of common shares outstanding during the period       26,793        21,401
Net effect of dilutive stock options .........................................          174            --
                                                                                   --------      --------
   Diluted weighted average common and common equivalent shares ..............       26,967        21,401
                                                                                   ========      ========

Net earnings  (loss) per share  before  extraordinary  item and  cumulative effect of change in accounting principle:
   Basic .....................................................................     $   0.97      $  (2.82)
                                                                                   ========      ========
   Diluted ...................................................................     $   0.87      $  (2.82)
                                                                                   ========      ========
Net earnings (loss) per share:
   Basic .....................................................................     $   0.74      $  (2.82)
                                                                                   ========      ========
   Diluted ...................................................................     $   0.68      $  (2.82)
                                                                                   ========      ========

     The Company had 195,277 and 769,146 stock options for the nine-months ended September 30, 2001 and September 30, 2000, respectively, that were not considered in the dilutive calculation of earnings per share as the exercise price was higher than the market price for the period. In August 2001, 1,200,000 shares of preferred stock were converted into 6,355,932 shares of common stock. The antidilutive effects of outstanding Preferred Stock as of September 30, 2001 and September 30, 2000 was none and 6,355,932 shares, respectively.

7. Mortgage Assets

     Mortgage Assets consist of investment securities available-for-sale, mortgage loans held-for-investment, CMO collateral and finance receivables. At September 30, 2001 and December 31, 2000, Mortgage Assets consisted of the following (in thousands):

                                                                    September 30,    December 31,
                                                                        2001            2000
                                                                    -------------    ------------
Investment securities available-for-sale:
   Subordinated securities collateralized by mortgages ........     $    28,280      $    37,920
   Net unrealized gain (loss) .................................           6,049             (999)
                                                                    -----------      -----------
     Carrying value of investment securities available-for-sale          34,329           36,921
                                                                    -----------      -----------
Loan Receivables:
CMO collateral--
   CMO collateral, unpaid principal balance ...................       1,642,051        1,333,487
   Unamortized net premiums on loans ..........................          26,117           22,759
   Securitization expenses ....................................          10,012           14,123
   Hedging instruments allocated to CMO collateral ............          (5,599)           2,627
                                                                    -----------      -----------
     Carrying value of CMO collateral .........................       1,672,581        1,372,996
Finance receivables--
   Due from affiliates ........................................         233,621          267,033
   Due from other mortgage banking companies ..................         230,882          138,405
                                                                    -----------      -----------
     Carrying value of finance receivables ....................         464,503          405,438
Mortgage loans held-for-investment--
   Mortgage loans held-for-investment, unpaid principal balance         149,227           16,928
   Unamortized net premiums (discounts) on loans ..............           2,056             (208)
                                                                    -----------      -----------
     Carrying value of mortgage loans held-for-investment .....         151,283           16,720

Carrying value of Gross Loan Receivables ......................       2,288,367        1,795,154
   Allowance for loan losses ..................................          (7,942)          (5,090)
                                                                    -----------      -----------
     Carrying value of Net Loan Receivables ...................       2,280,425        1,790,064
                                                                    -----------      -----------

   Total carrying value of Mortgage Assets ....................     $ 2,314,754      $ 1,826,985
                                                                    ===========      ===========

8. Allowance for Loan Losses

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

Activity for allowance for loan losses was as follows (in thousands):

                                            For the Three Months Ended,
                                     -----------------------------------------
                                     September 30,    June 30,       March 31,
                                         2001           2001           2001
                                     -------------    --------       ---------

Balance, beginning of period ......    $ 7,817        $ 6,295        $ 5,090
Provision for loan losses .........      2,615          3,905          4,038
Charge-offs, net of recoveries ....     (2,490)        (2,383)        (2,833)
                                       -------        -------        -------
Balance, end of period ............    $ 7,942        $ 7,817        $ 6,295
                                       =======        =======        =======

                                            For the Three Months Ended,
                                     -----------------------------------------
                                     September 30,    June 30,       March 31,
                                         2000           2000           2000
                                     -------------    --------       ---------

Balance, beginning of period ...       $ 12,867       $ 12,768       $  4,029
Provision for loan losses ......          1,247          3,304         13,184
Charge-offs, net of recoveries .         (5,259)        (3,205)        (4,445)
                                       --------       --------       --------
Balance, end of period .........       $  8,855       $ 12,867       $ 12,768
                                       ========       ========       ========

9. Segment Reporting

     The basis for the Company's segments is to separate its entities as follows: segments that derive income from investment in long-term Mortgage Assets, segments that derive income by providing short-term financing and segments that derive income from the purchase and sale or securitization of mortgage loans.

     The Company internally reviews and analyzes its segments as follows:

     o The Long-Term Investment Operations, conducted by IMH and IMH Assets, invests primarily in non-conforming Alt-A residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and in second mortgage loans.

     o The Warehouse Lending Operations, conducted by IWLG, provides warehouse and repurchase financing to affiliated companies and to approved mortgage banks, most of which are correspondents of IFC, to finance mortgage loans.

     o The Mortgage Operations, conducted by IFC, ILG and NFS, purchases and originates non-conforming Alt-A mortgage loans and second mortgage loans from its network of correspondent sellers, wholesale brokers and retail customers.

     The following table shows the Company's reporting segments as of and for the nine months ended September 30, 2001 (in thousands):

                                            Long-Term         Warehouse
                                            Investment         Lending             (a)
                                            Operations        Operations       Eliminations       Consolidated
                                            -----------       ----------       ------------       ------------
Balance Sheet Items
    CMO collateral                          $1,672,581         $     --         $      --          $1,672,581
    Total assets                             2,020,644          669,628          (293,530)          2,396,742
    Total stockholders' equity                 264,164           70,065          (157,638)            176,591

Income Statement Items
    Interest income                         $   89,380         $ 34,266         $  (7,614)         $  116,032
    Interest expense                            67,260           25,556            (7,614)             85,202
    Equity interest in net earnings
       of IFC (b)                                   --               --             7,857               7,857
    Net earnings                                 2,591            7,769             7,857              18,217


     The following table shows the Company's reporting segments for the three months ended September 30, 2001 (in thousands):


Income Statement Items
    Interest income                         $   30,975         $ 11,003         $  (3,010)         $   38,968
    Interest expense                            22,899            7,692            (3,010)             27,581
    Equity interest in net earnings
       of IFC (b)                                   --               --             3,039               3,039
    Net earnings                                 2,339            2,913             3,039               8,291

     The following table shows the Company's reporting segments as of and for the nine months ended September 30, 2000 (in thousands):

                                            Long-Term         Warehouse
                                            Investment         Lending             (a)
                                            Operations        Operations       Eliminations       Consolidated
                                            -----------       ----------       ------------       ------------
Balance Sheet Items
    CMO collateral                          $ 1,094,083        $     --         $      --          $ 1,094,083
    Total assets                              1,520,496         652,769          (365,674)           1,807,591
    Total stockholders' equity                  246,403          58,293          (124,975)             179,721

Income Statement Items
    Interest income                         $    76,586        $ 36,951         $  (6,895)         $   106,642
    Interest expense                             69,882          26,525            (6,895)              89,512
    Equity interest in net loss
       of IFC (b)                                    --              --              (937)                (937)
    Net earnings (loss)                         (66,581)          9,609              (937)             (57,909)

     The following table shows the Company's reporting segments for the three months ended September 30, 2000 (in thousands):

Income Statement Items
    Interest income                         $ 25,910          $15,686         $(3,624)         $37,972
    Interest expense                          24,543           11,676          (3,624)          32,595
    Equity interest in net earnings
       of IFC (b)                                 --               --             143              143
    Net earnings (loss)                         (696)           3,852             143            3,299

(a)  Elimination of inter-segment balance sheet and income statement items.
(b) The Mortgage Operations are accounted for using the equity method and is an unconsolidated qualified REIT subsidiary of the Company.

10. Investment in Impac Funding Corporation

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

                                 BALANCE SHEETS

                                                              September 30,    December 31,
                                                                  2001            2000
                                                              -------------    ------------
                                     ASSETS
Cash                                                            $  12,749       $   8,281
Investment securities available-for-sale                           15,147             266
Mortgage loans held-for-sale                                      244,762         275,570
Mortgage servicing rights                                          10,365          10,938
Premises and equipment, net                                         5,284           5,037
Accrued interest receivable                                           190           1,040
Other assets                                                        8,064          16,031
                                                                ---------       ---------
     Total assets                                               $ 296,561       $ 317,163
                                                                =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings from IWLG                                            $ 234,827       $ 266,994
Due to affiliates                                                  14,500          14,500
Deferred revenue                                                    5,462           5,026
Accrued interest expense                                              515           2,176
Other liabilities                                                  18,920          12,546
                                                                ---------       ---------
     Total liabilities                                            274,224         301,242
                                                                ---------       ---------
Shareholders' Equity:
Preferred stock                                                    18,053          18,053
Common stock                                                          182             182
Retained earnings (accumulated deficit)                             5,637          (2,300)
Cumulative dividends declared                                      (6,484)             --
Accumulated other comprehensive gain (loss)                         4,949             (14)
                                                                ---------       ---------
     Total shareholders' equity                                    22,337          15,921
                                                                ---------       ---------
     Total liabilities and shareholders' equity                 $ 296,561       $ 317,163
                                                                =========       =========

                            STATEMENTS OF OPERATIONS

                                                                For the Three Months          For the Nine Months
                                                                 Ended September 30,          Ended September 30,
                                                               ----------------------       -----------------------
                                                                 2001           2000          2001           2000
                                                               --------       -------       --------       --------
Interest income                                                $  5,569       $ 8,063       $ 18,314       $ 20,116
Interest expense                                                  4,629         8,388         16,601         21,063
                                                               --------       -------       --------       --------
  Net interest income (expense)                                     940          (325)         1,713           (947)

Gain on sale of loans                                            12,423         3,793         32,947         13,163
Loan servicing income                                               507         2,310          2,308          4,858
Other non-interest income                                           210           188            319            595
                                                               --------       -------       --------       --------
  Total non-interest income                                      13,140         6,291         35,574         18,616

Personnel expense                                                 4,138         2,370         10,776          6,950
General and administrative and other expense                      2,844         2,048          8,500          6,954
Amortization of mortgage servicing rights                         1,313         1,294          3,757          3,751
Provision for repurchases                                           501             5            515             77
Write-down on investment securities available-for-sale               --            --             --          1,537
Mark-to-market gain - FAS 133                                       (62)           --            (45)            --
                                                               --------       -------       --------       --------
  Total non-interest expense                                      8,734         5,717         23,503         19,269

Earnings (loss) before income taxes and cumulative effect
Of change in accounting principle                                 5,346           249         13,784         (1,600)
   Income taxes (benefit)                                         2,257           105          5,865           (651)
                                                               --------       -------       --------       --------
Earnings (loss) before cumulative effect of change
in accounting principle                                           3,089           144          7,919           (949)
   Cumulative effect of change in accounting principle               --            --             17             --
                                                               --------       -------       --------       --------
Net earnings (loss)                                               3,089           144          7,936           (949)
   Less: Cash dividends on preferred stock                       (2,000)           --         (6,464)            --
                                                               --------       -------       --------       --------
Net earnings (loss) available to common stockholders           $  1,089       $   144       $  1,472       $   (949)
                                                               ========       =======       ========       ========

11. Stockholders' Equity

     During the nine months ended September 30, 2001, accumulated other comprehensive loss increased by $12.0 million primarily due to changes in the fair market value of derivative instruments.

     During the third quarter of 2001, 1,200,000 shares of Series C 10.5% Cumulative Convertible Preferred Stock were converted into 6,355,932 shares of common stock.

     On September 25, 2001, the Company declared a third quarter cash dividend of $0.25 per common share payable in two installments. The first installment of $3.5 million, or $0.13 per common share, was paid on October 15, 2001 to common stockholders of record on October 1, 2001. The second installment of $0.12 per common share is payable on November 15, 2001 to common stockholders of record on November 1, 2001.

     On June 26, 2001, the Company declared a second quarter cash dividend of $788,000, or $0.65625 per share, to preferred stockholders. This dividend was paid on July 24, 2001.

     On March 27, 2001, the Company declared a first quarter cash dividend of $788,000, or $0.65625 per share, to preferred stockholders. This dividend was paid on April 24, 2001.

     On February 20, 2001, IFC purchased $5.0 million of the Company's Preferred Stock from LBP, Inc. (LBPI) at cost plus accumulated dividends. On March 27, 2001, IFC purchased an additional $5.0 million of the Company's Preferred Stock from LBPI for $5.25 million plus accumulated dividends.

12. Subsequent Events

     On October 30, 2001, the Company completed a CMO for $400.5 million,  which
was  collateralized  by  $403.5  million  of  primarily  non-conforming,   Alt-A
residential mortgages.

     In October 2001, the Company issued 5,100,000 shares of common stock at a price of $7.05 per share and received net proceeds of approximately $33.8 million. In addition, as part of the same common stock offering, IFC sold 1,400,000 shares of IMH common stock and received net proceeds of approximately $9.3 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements, some of which are based on various assumptions and events that are beyond the Company's control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as may, will, believe, expect, anticipate, continue, or similar terms or variations on those terms or the negative of those terms. The Company's actual results could differ materially from those contained in the forward-looking statements due to a variety of factors, including, but not limited to adverse economic conditions, changes in interest rates, changes in yield curves, changes in prepayment rates, the availability of financing and, if available, the terms of any financing, and other factors referenced in this report and other reports filed by the Company with the SEC, including its Annual Report on Form 10-K and Form 10-K/A.

SIGNIFICANT TRANSACTIONS

     On September 25, 2001, the Board of Directors declared a third quarter dividend of $0.25 per share. The Company is paying the dividend in two installments. The first installment of $0.13 per share was paid on October 15, 2001 to common stockholders of record on October 1, 2001. The second installment of $0.12 per share is payable on November 15, 2001 to common stockholders of record on November 1, 2001.

     On August 30, 2001, 1,200,000 shares of Series C 10.5% Cumulative Convertible Preferred Stock ("Preferred Stock") were converted into 6,355,932 shares of common stock.

     On June 20, 2001, the Company retired its 11% senior subordinated debentures and wrote-off $1.0 million of discounts and securitization costs related to the debentures.

     On February 20, 2001, IFC purchased $5.0 million of the Company's Preferred Stock from LBP, Inc. ("LBPI") at cost plus accumulated dividends. On March 27, 2001, IFC purchased an additional $5.0 million of the Company's Preferred Stock from LBPI for $5.25 million plus accumulated dividends.

BUSINESS OPERATIONS

     Long-Term Investment Operations: During the first nine months of 2001, the Long-Term Investment Operations acquired $922.4 million of primarily adjustable-rate mortgages ("ARMs") secured by first liens on residential property from IFC as compared to $282.3 million of mortgages acquired during the same period in 2000. Of the mortgages acquired during 2001, 59% were acquired with prepayment penalty features and with a weighted average Fair Isaac Credit Score ("FICO") of 680. The Company generally considers prime, or "A" credit quality loans, to have a FICO of 640 or better, and "Alt-A" credit quality loans generally have a FICO of 600 or better. The FICO was developed by Fair Isaac Company, Inc. and is an electronic evaluation of past and present credit accounts on the borrower's credit bureau report. Alt-A mortgage loans primarily consist of mortgage loans that are first lien mortgage loans made to borrowers whose credit is generally within typical Fannie Mae or Freddie Mac guidelines, but that have loan characteristics, such as lack of documentation or verifications, that make them ineligible under their guidelines. As of September 30, 2001, the Long-Term Investment Operations' portfolio of mortgage loans consisted of $1.7 billion of mortgage loans held in trust as collateral for CMOs and $151.3 million of mortgage loans held-for-investment, of which approximately 15% were fixed-rate mortgages ("FRMs") and 85% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of mortgage loans was 8.52% at September 30, 2001 with a weighted average margin of 3.68%. During the first nine months of 2001, IMH Assets issued two Collateralized Mortgage Obligations ("CMO") for $758.3 million as compared to a CMO totaling $452.0 million during the same period in 2000. As of September 30, 2001, over 95% of CMO collateral were Alt-A mortgages acquired or originated by the Mortgage Operations, of which 44% had active prepayment penalties with a weighted average FICO of 677.

     Mortgage Operations: Loan production by the Mortgage Operations increased 47% to $2.2 billion during the first nine months of 2001 as compared to $1.5 billion during the same period in 2000. During the first nine months of 2001, correspondent mortgage acquisitions were $1.7 billion, or 77% of total production, and wholesale loan originations were $491.3 million, or 22% of total production, as compared to $1.2 billion, or 80% of total production, and $174.8 million, or 12% of total production, respectively, during the same period of 2000. Of mortgages acquired or originated during the first nine months of 2001, $1.4 billion, or 65% of total production, had prepayment penalty features as compared to $720.0 million, or 49% of total production, during the same period in 2000. The Mortgage Operations issued six real estate mortgage investment conduits ("REMICs"), for a total of $1.3 billion, which contributed to gain on sale of loans of $32.9 million, during the first nine months of 2001. This compares to three REMICs for $885.9 million, contributing to gain on sale of loans of $13.2 million, during the same period in 2000. Additionally, the Mortgage Operations sold $29.3 million of mortgages to first party investors and $907.8 million of mortgages to IMH during the first nine months of 2001 as compared to $46.9 million and $303.3 million, respectively, during the first nine months of 2000. The master servicing portfolio increased 28% to $5.1 billion at September 30, 2001 as compared to $4.0 billion at December 31, 2000. The loan delinquency rate of mortgages in the master servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 5.41% at September 30, 2001 as compared to 4.24% at December 31, 2000.

     Warehouse Lending Operations: As of September 30, 2001, the Warehouse Lending Operations had $408.0 million of short-term warehouse lines of credit available to 55 non-affiliated customers, of which $230.9 million was outstanding.

RESULTS OF OPERATIONS--IMPAC MORTGAGE HOLDINGS, INC.

For the Three Months Ended September 30, 2001 as compared to the Three Months Ended September 30, 2000

Results of Operations

     Reported net earnings per generally accepted accounting principles ("GAAP") increased to $8.3 million, or $0.31 per diluted common share, for the third quarter of 2001 as compared to $3.3 million, or $0.12 per diluted common share, for the third quarter of 2000. The increase in net earnings was primarily due to a $6.0 million increase in net interest income and a $2.9 million increase in equity in net earnings of IFC. The increases to net earnings were partially offset by a $2.3 million mark-to-market loss recorded on derivative and a $1.8 million write-down on investment securities available-for-sale.

     Net interest income increased to $11.4 million during the third quarter of 2001 as compared to $5.4 million during the third quarter of 2000 as the Federal Reserve Bank reduced short-term interest rates during 2001, which significantly reduced the Company's financing costs on CMO borrowings. The yield on CMO financing costs decreased 222 basis points to 5.36% during the third quarter of 2001 as compared to 7.58% during the third quarter of 2000. Additionally, net interest income increased as average Mortgage Assets increased 22% to $2.2 billion during the third quarter of 2001 as compared to $1.8 billion during the third quarter of 2000. Mortgage Assets include CMO collateral, mortgage loans held-for-investment, finance receivables and investment securities. Average Mortgage Assets increased as the Long-Term Investment Operations acquired $922.4 million of primarily ARMs secured by first liens on residential property from the Mortgage Operations during the first nine months of 2001 as compared to $282.3 million of mortgages acquired during the same period in 2000. The increased acquisition of mortgages during the first nine months of 2001 resulted in average CMO collateral of $1.5 billion during the third quarter of 2001 as compared to $1.1 billion during the third quarter of 2000.

     Equity in net earnings of IFC increased to $3.0 million during the third quarter of 2001 as compared to $143,000 during the third quarter of 2000. Net earnings of IFC increased primarily as a result of an increase in gain on sale of loans to $12.4 million during the third quarter of 2001 as compared to $3.8 million during the third quarter of 2000. Refer to "Result of Operations--Impac Funding Corporation" for additional information regarding operating results of IFC.

     During the third quarter of 2001, the Company recognized a current loss to earnings of $2.3 million as a fair market valuation of the Company's derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). As part of the Company's secondary marketing activities, it purchases derivative instruments as a hedge against adverse changes in interest rates and the corresponding adverse effect on net interest margins. The primary effect of SFAS 133 on the Company's financial position is to change the prior accounting treatment, which amortized the cost of derivative instruments over its life, to recording only the change in the fair market value of the derivative instruments as an adjustment to current earnings. During the third quarter of 2001, the effect of the fair market valuation was a loss of $2.3 million as compared to $1.1 million of amortization of interest rate cap costs, which prior to SFAS 133, would have been recorded as interest expense. Since the implementation of SFAS 133, net interest margins do not reflect the amortization of interest rate cap costs. The Company does not intend to change its interest rate hedge policy. Net earnings in the future may experience some level of volatility from quarter to quarter due to the timing and expense recognition of hedge activity by the Company as a result of implementation of SFAS 133.

     Diluted book value was $6.58 per common share at September 30, 2001 as compared to $6.67 per common share at December 31, 2000. Book value decreased as of September 30, 2001 as a result of marking to market hedging instruments that protect the Company from adverse changes in interest rates. Excluding the effect of SFAS 133, the Company's diluted book value per share at September 30, 2001 was $7.47, an increase of 12% as compared to December 31, 2000.

     Core Operating Earnings. Core operating earnings were $11.3 million, or $0.42 per diluted common share, for the third quarter of 2001 as compared to core operating earnings of $3.5 million, or $0.13 per diluted common share, for the third quarter of 2000. Core operating earnings during the third quarter of 2001 excludes the current effect of a $2.3 million mark-to-market loss on derivative instruments and a $1.8 million write-down on investment securities available-for-sale. Core operating earnings during the third quarter of 2000 excludes a $171,000 write-down on investment securities available-for-sale.

         RECONCILATION OF REPORTABLE EARNINGS TO CORE OPERATING EARNINGS
                    (in thousands, expect per share amounts)

                                                                  For the Three Months
                                                                   Ended September 30,
                                                                 ----------------------
                                                                   2001          2000
                                                                 --------       -------
Reportable net earnings ...................................      $  8,291       $ 3,299
Add:
   Mark-to-market loss - FAS 133 ..........................         2,269            --
   Write-down on investment securities available-for-sale .         1,841           171
Less:
   Amortization of costs associated with the acquisition
    of hedging instruments not included in interest expense
    due to the implementation of SFAS 133 .................        (1,096)           --
                                                                 --------       -------
Core operating earnings ...................................      $ 11,305       $ 3,470
                                                                 ========       =======
Core operating earnings per share .........................      $   0.42       $  0.13
                                                                 ========       =======
Diluted weighted average shares outstanding used for
   Calculation of core earnings per share .................        27,184        27,757
                                                                 ========       =======

     Taxable Earnings. Estimated taxable earnings increased 20% to $11.0 million, or $0.40 per diluted share, for the third quarter of 2001 as compared to estimated taxable earnings of $158,000, or $0.01 per diluted share, for the third quarter of 2000. As a result of higher than anticipated estimated taxable earnings during the first nine months of 2001, the Board of Directors returned to regular dividends by declaring a third quarter dividend of $0.25 per share. The Company is paying the dividend in two installments. The first installment of $0.13 per share was paid on October 15, 2001 to common stockholders of record on October 1, 2001. The second installment of $0.12 per share is payable on November 15, 2001 to common stockholders of record on November 1, 2001.

Net Interest Income

     Net interest income increased 111% to $11.4 million during the third quarter of 2001 as compared to $5.4 million during the third quarter of 2000. Net interest income increased as a result of decreased borrowing costs and wider net interest margins as interest rates on adjustable rate CMO borrowings continued to decline due to short-term interest rate reductions by the Federal Reserve Bank. However, in anticipation of the likelihood that short-term interest rates may rise sometime in the future, the Company purchased derivative instruments during the first nine months of 2001 to mitigate possible adverse changes in net interest margins.

     During the third quarter of 2001, net interest income increased as net interest margins on Mortgage Assets increased 76 basis points to 1.96% as compared to 1.20% during the third quarter of 2000. Net interest margins on Mortgage Assets increased during the third quarter of 2001 primarily as a result of average CMO borrowing costs decreasing 222 basis points to 5.36% during the third quarter of 2001 as compared to 7.58% during the third quarter of 2000. Borrowing costs on CMO financing continued to trend lower as interest rate reductions by the Federal Reserve Bank improved net interest margins during the third quarter of 2001.

     Because a significant portion of CMO collateral includes prepayment penalties, the Company believes that the effect of early prepayments on net interest income due to refinance activity will be partially mitigated. As of September 30, 2001, 44% of the Company's CMO collateral had prepayment penalties with a weighted average life to prepayment penalty expiration of approximately 24 months. During the third quarter of 2001, the Company completed a CMO for $400.5 million of which approximately 57% of mortgage collateral included prepayment penalties.

     Net interest income also increased as average Mortgage Assets increased 22% to $2.2 billion during the third quarter of 2001 as compared to $1.8 billion during the third quarter of 2000. The increase in Mortgage Assets was primarily the result of a $370.3 million increase in average CMO collateral and mortgage loans held-for investment. CMO collateral and mortgage loans held-for investment increased during the third quarter of 2001 as the Company acquired $922.4 million of primarily ARMs from the Mortgage Operations during the first nine months of 2001 as compared to $282.3 million during the same period of 2000.

     The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the third quarters of 2001 and 2000 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                          For the Three Months                    For the Three Months
                                                        Ended September 30, 2001                Ended September 30, 2000
                                                 -------------------------------------   --------------------------------------
                                                   Average                   Wtd. Avg      Average                    Wtd Avg
                                                   Balance       Interest     Yield        Balance       Interest      Yield
                                                 -------------------------------------   --------------------------------------
               MORTGAGE ASSETS
               ---------------
Investment securities available-for-sale:
Securities collateralized by mortgages ....      $   33,491      $   679       8.11%      $   39,899      $ 1,630      16.34%
Securities collateralized by other loans ..              --           --         --              159           --         --
                                                 -----------------------                  -----------------------
  Total investment securities .............          33,491          679       8.11           40,058        1,630      16.28
                                                 -----------------------                  -----------------------

Loan receivables:
CMO collateral ............................       1,515,450       27,219       7.18        1,145,119       20,842       7.28
Mortgage loans held-for-investment ........         195,891        2,529       5.16          153,213        3,226       8.42
Finance receivables:
  Affiliated ..............................         251,140        4,027       6.41          316,044        7,875       9.97
  Non-affiliated ..........................         208,164        3,901       7.50          152,679        4,138      10.84
                                                 -----------------------                  -----------------------
   Total finance receivables ..............         459,304        7,928       6.90          468,723       12,013      10.25
                                                 -----------------------                  -----------------------
     Total Loan receivables ...............       2,170,645       37,676       6.94        1,767,055       36,081       8.17
                                                 -----------------------                  -----------------------
Total Mortgage Assets .....................      $2,204,136      $38,355       6.96%      $1,807,113      $37,711       8.35%
                                                 =======================                  =======================

                  BORROWINGS
                  ----------
CMO borrowings ............................      $1,435,864      $19,249       5.36%      $1,046,699      $19,839       7.58%
Reverse repurchase agreements - mortgages .         633,248        7,688       4.86          598,306       11,677       7.81
Borrowings secured by investment securities          16,183          620      15.32           25,022          765      12.23
                                                 -----------------------                  -----------------------
Total Borrowings on Mortgage Assets .......      $2,085,295      $27,557       5.29%      $1,670,027      $32,281       7.73%
                                                 =======================                  =======================

   Net Interest Spread (1)                                                     1.67%                                    0.62%

   Net Interest Margin (2)                                                     1.96%                                    1.20%


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

     Interest Income on Mortgage Assets

     Interest income on CMO collateral increased 31% to $27.2 million during the third quarter of 2001 as compared to $20.8 million during the third quarter of 2000 as average CMO collateral increased 36% to $1.5 billion as compared to $1.1 billion, respectively. Interest income on CMO collateral increased as the Company issued CMOs for $1.2 billion since the end of the third quarter of 2000. During the third quarter of 2001, constant prepayment rates ("CPR") on CMO collateral increased to 36% as compared to 25% during the third quarter of 2000. CPR results from the unscheduled principal pay down or payoff of mortgage loans prior to the contractual maturity date or contractual payment schedule of the mortgage loan. Although interest rates continued to decrease during the third quarter of 2001, an increase in loans acquired from the Mortgage Operations with prepayment penalties should partially mitigate increased CPR and corresponding premium amortization. In addition, the Company reduced its exposure to premium amortization as total capitalized premiums were 159 basis points of outstanding CMO collateral at September 30, 2001 as compared to 217 basis points of outstanding CMO collateral at September 30, 2000. Loan premiums paid for acquiring mortgage loans are amortized to interest income over the estimated lives of the mortgage loans. The weighted average yield on CMO collateral decreased to 7.18% during the third quarter of 2001 as compared to 7.28% during the third quarter of 2000 due to increased prepayment rates, downward adjustment of interest rates on ARMs and the acquisition of new mortgages with lower coupons.

     Interest income on mortgage loans held-for-investment decreased 22% to $2.5 million during the third quarter of 2001 as compared to $3.2 million during the third quarter of 2000 as average mortgage loans held-for-investment increased 28% to $195.9 million as compared to $153.2 million, respectively. The Long-Term Investment Operations acquired $366.9 million of mortgages during the third quarter of 2001 as compared to $126.2 million of mortgages during the third quarter of 2000. The weighted average yield on mortgage loans held-for-investment decreased to 5.16% during the third quarter of 2001 as compared to 8.42% during the third quarter of 2000 as new mortgages were acquired with lower coupons and non-performing mortgage loans remained from previously collapsed CMO collateral.

     Interest income on total finance receivables decreased 34% to $7.9 million during the third quarter of 2001 as compared to $12.0 million during the third quarter of 2000 as average total finance receivables decreased 2% to $459.3 million as compared to $468.7 million, respectively. The weighted average yield on total finance receivables decreased to 6.90% during the third quarter of 2001 as compared to 10.25% during the third quarter of 2000. The decrease in yield was primarily due to a reduction in Bank of America's prime rate ("Prime"), which is the index used to determine interest rates on finance receivables, and a 50 basis point decrease in the spread indexed to Prime on warehouse lines made available to affiliates by the Warehouse Lending Operations.

     Interest income on finance receivables to affiliates decreased 49% to $4.0 million during the third quarter of 2001 as compared to $7.9 million during the third quarter of 2000 as average finance receivables to affiliated companies decreased 21% to $251.1 million as compared to $316.0 million, respectively. The decrease in average affiliate finance receivables was primarily due to accelerated securitizations by the Mortgage Operations during 2001 as compared to 2000 and the corresponding shorter accumulation and holding period of loans held-for-sale. The weighted average yield on affiliated finance receivables decreased to 6.41% during the third quarter of 2001 as compared to 9.97% during the third quarter of 2000 primarily due to a decrease in Prime and a 50 basis point decrease in the spread indexed to Prime on warehouse lines with the Warehouse Lending Operations.

     Interest income on finance receivables to non-affiliated mortgage banking companies decreased 5% to $3.9 million during the third quarter of 2001 as compared to $4.1 million during the third quarter of 2000 as average finance receivables outstanding to non-affiliated mortgage banking companies increased 36% to $208.2 million as compared to $152.7 million, respectively. Average finance receivables to non-affiliates increased during the third quarter of 2001 as compared to the third quarter of 2000 primarily due to increased usage of short-term warehouse lines of credit and the addition of new customers. The weighted average yield on non-affiliated finance receivables decreased to 7.50% during the third quarter of 2001 as compared to 10.84% during the third quarter of 2000 primarily due to the aforementioned decrease in Prime.

     Interest income on investment securities decreased 58% to $679,000 during the third quarter of 2001 as compared to $1.6 million during the third quarter of 2000 as average investment securities decreased 16% to $33.5 million as compared to $40.1 million, respectively. Average investment securities decreased as the Company wrote-off $52.6 million of investment securities during the first half of 2000. The weighted average yield on investment securities decreased to 8.11% during the third quarter of 2001 as compared to 16.28% during the third quarter of 2000 as primarily non-Impac investment securities were written-off during the first half of 2000.

     Interest Expense on Mortgage Assets

     Interest expense on CMO borrowings decreased 3% to $19.2 million during the third quarter of 2001 as compared to $19.8 million during the third quarter of 2000 as average borrowings on CMO collateral increased 40% to $1.4 billion as compared to $1.0 billion, respectively. The decrease in interest expense on CMO borrowings was primarily attributable to the reduction in short-term interest rates by the Federal Reserve Bank during the first nine months of 2001. As a result, one-month LIBOR, which is the index used to re-price the Company's adjustable-rate CMO borrowings, decreased to an average of 3.55% during the third quarter of 2001 as compared to 6.62% during the third quarter of 2000. Short-term interest rate reductions caused CMO borrowing costs to decrease 222 basis points to 5.36% during the third quarter of 2001 as compared to 7.58% during the third quarter of 2000. In addition, the Company reduced its exposure to securitization cost amortization as total capitalized securitization costs were 61 basis points of outstanding CMO collateral at September 30, 2001 as compared to 133 basis points of outstanding CMO collateral at September 30, 2000. Securitization costs are incurred when CMOs are issued and amortized to interest expense over the estimated lives of the mortgage loans.

     Interest expense on reverse repurchase agreements used to fund the acquisition of mortgage loans and finance receivables decreased 34% to $7.7 million during the third quarter of 2001 as compared to $11.7 million during the third quarter of 2000 as average reverse repurchase agreements increased 6% to $633.2 million as compared to $598.3 million, respectively. The decrease in interest expense on reverse repurchase agreements was primarily the result of a reduction in short-term interest rates by the Federal Reserve Bank, which decreased the weighted average yield on reverse repurchase agreements to 4.86% during the third quarter of 2001 as compared to 7.81% during the third quarter of 2000.

     The Company also uses mortgage-backed securities as collateral to borrow and fund the purchase of mortgage assets and to act as an additional source of liquidity for the Company's operations. Interest expense on borrowings secured by investment securities decreased 19% to $620,000 during the third quarter of 2001 as compared to $765,000 during the third quarter of 2000 as the average balance on these borrowings decreased 35% to $16.2 million as compared to $25.0 million, respectively. The weighted average yield of these borrowings increased to 15.32% during the third quarter of 2001 as compared 12.23% during the third quarter of 2000 primarily as the Company re-securitized a portion of its investment securities portfolio with long-term financing at a higher interest rate, as opposed to short-term reverse repurchase financing which are subject to margin calls. The Company did not have short-term reverse repurchase financing collateralized by investment securities outstanding at September 30, 2001.

Provision for Loan Losses

     The Company's total allowance for loan losses expressed as a percentage of Gross Loan Receivables, which includes loans held-for-investment, CMO collateral and finance receivables, increased to 0.35% at September 30, 2001 as compared to 0.28% at December 31, 2000. During the third quarter of 2001, the Company added provision for loan losses of $2.6 million as compared to $1.2 million during the third quarter of 2000, which increased the allowance for loan losses by 55% to $7.9 million as of September 30, 2001 as compared to $5.1 million as of December 31, 2000. The Company recorded net charge-offs of $2.5 million during the third quarter of 2001 as the Company continued to liquidate its non-performing mortgage loans that remained from previously collapsed CMO collateral. Total non-performing loans, including 90 days past due, foreclosures and other real estate owned increased to 2.53% of total assets at September 30, 2001 as compared to 2.30% of total assets at December 31, 2000. The loan delinquency rate of mortgages in the long-term investment portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, decreased to 4.15% at September 30, 2001 as compared to 5.11% at December 31, 2000. The unpaid principal balance of mortgage loans in the long-term investment portfolio at September 30, 2001 was $1.7 billion as compared to $1.3 billion at December 31, 2000.

Non-Interest Income

     During the third quarter of 2001, non-interest income was $4.4 million as compared to $886,000 during the third quarter of 2000. Non-interest income includes equity in net earnings (loss) of IFC and other non-interest income, primarily loan servicing fees and fees associated with the Warehouse Lending Operations. The increase in non-interest income was primarily due to an increase of $2.9 million in equity in net earnings (loss) of IFC to $3.0 million during the third quarter of 2001 as compared to $143,000 during the third quarter of 2000. IFC's net earnings increased primarily as a result of an increase of $8.6 million in gain on sale of loans. The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC. Refer to "Results of Operations--Impac Funding Corporation" for additional information regarding operating results of IFC. In addition, loan servicing fees and other income increased to $1.3 million during the third quarter of 2001 as compared to $743,000 during the third quarter of 2000 as volume on non-affiliate warehouse lines increased as a result of increased line usage and the addition of new customers.

Non-Interest Expense

     During the third quarter of 2001, non-interest expense increased to $4.8 million as compared to $1.7 million during the third quarter of 2000. Excluding write-down on investment securities and mark-to-market loss as a result of SFAS 133, non-interest expense decreased to $732,000 during the third quarter of 2001 as compared to $1.5 million during the third quarter of 2000. This decrease was primarily the result of a $1.0 million decrease in disposition of other real estate owned to a gain of $619,000 during the third quarter of 2001 as compared to a loss on disposition real estate owned of $369,000 during the third quarter of 2000.

RESULTS OF OPERATIONS-- IMPAC FUNDING CORPORATION

     For the Three Months Ended September 30, 2001 as compared to the Three Months Ended September 30, 2000

Results of Operations

     Net earnings increased to $3.1 million during the third quarter of 2001 as compared to $144,000 during the third quarter of 2000. The increase in net earnings was primarily the result of an $8.6 million increase in gain on sale of loans and a $1.3 million increase in net interest income. The increase in gain on sale of loans was the result of selling and securitizing a larger volume of loans at increased profit margins as well as selling the corresponding mortgage servicing rights on REMIC and CMO securitizations. The increase in net interest income was the result of a 50 basis point decrease in the index used to price warehouse borrowings and a reduction of short-term interest rates.

     Loan acquisitions and originations by the Mortgage Operations increased 39% to $828.3 million during the third quarter of 2001 as compared to $594.7 million during the third quarter of 2000. Loan production during the third quarter of 2001 was driven by lower interest rates, niche Alt-A loan programs offered to correspondent and wholesale customers and IDASL, the Company's web-based automated underwriting system, which enhances the origination process. IDASL stands for Impac Direct Access System for Lending and can be viewed on the Company's website at www.impaccompanies.com.

                             LOAN PRODUCTION SUMMARY
                                 (in thousands)


                                                                For the Three Months
                                                                 Ended September 30,
                                                             --------------------------
                                                               2001              2000
                                                             -------            -------
                                                             Balance    %       Balance     %
                                                             -------    -       -------     -
Volume by Product (excludes premiums paid):
  Fixed rate .........................................      $335,256   41      $417,459    72
  Adjustable rate ....................................       470,176   58       147,717    25
  Second trust deeds .................................        10,083    1        19,129     3
                                                            --------           --------
    Total Loan Production ............................      $815,515           $584,305
                                                            ========           ========
Volume by Business Line (excludes premiums paid):
  Correspondent acquisitions .........................      $606,905   74      $481,882    83
  Wholesale and retail originations ..................       188,629   23        94,935    16
  Novelle Financial Services .........................        19,981    3            --
  Bulk acquisitions ..................................            --              7,488     1
                                                            --------           --------
    Total Loan Production ............................      $815,515           $584,305
                                                            ========           ========
Volume by Purpose (excludes premiums paid):
  Purchase ...........................................      $531,935   65      $494,801    85
  Refinance ..........................................       283,580   35        89,504    15
                                                            --------           --------
    Total Loan Production ............................      $815,515           $584,305
                                                            ========           ========
Volume by Prepayment Penalty (excludes premiums paid):
  With prepayment penalty ............................      $515,814   63      $344,787    59
  Without prepayment penalty .........................       299,701   37       239,518    41
                                                            --------           --------
    Total Loan Production ............................      $815,515           $584,305
                                                            ========           ========

Net Interest Income

     Net interest income increased to $940,000 during the third quarter of 2001 as compared to net interest expense of $325,000 during the third quarter of 2000. The increase in net interest income was the result of a decrease in the interest rate spread to Prime, which was reduced from Prime to Prime minus 50 basis points during the first quarter of 2001, and the decrease in short-term interest rates. Average Prime decreased to 6.58% during the third quarter of 2001 as compared to 9.00% during the third quarter of 2000.

Non-Interest Income

     During the third quarter of 2001, non-interest income increased to $13.1 million as compared to $6.3 million during the third quarter of 2000. The increase was primarily due to an $8.6 million increase in gain on sale of loans as a result of selling and securitizing a larger volume of loans, on a servicing released basis, at more favorable profit margins than during the third quarter of 2000. During the third quarter of 2001, IFC securitized $407.9 million of mortgages contributing to a gain on sale of $12.4 million as compared to $344.7 million and $3.8 million, respectively, during the third quarter of 2000. IFC sold loans on a servicing released basis during the third quarter of 2001 as compared to loan sales on a servicing retained basis during the third quarter of 2000. The Mortgage Operations anticipates that it will continue to sell related loan servicing rights from the securitization of its loans and will continue to act as master servicer on all its securitizations. IFC completed two REMICs during the third quarter of 2001 and anticipates completing two REMICs during the fourth quarter of 2001. By securitizing loans more frequently, less capital is required, higher liquidity is maintained and less interest rate and price volatility during the mortgage loan accumulation period results.

Non-Interest Expense

     During the third quarter of 2001, non-interest expense increased to $8.7 million as compared to $5.7 million during the third quarter of 2000. Personnel expense accounted for the primary increase in non-interest expense during the third quarter of 2001 as it increased 71% to $4.1 million as compared to $2.4 million during the third quarter of 2000. Staff in the conduit and wholesale lending operations rose to 251 employees at September 30, 2001 as compared to 194 employees at September 30, 2000 as the Mortgage Operations increased personnel to handle the increase in loan volume. Total staff at the Mortgage Operations at September 30, 2001 was 326 employees, which includes 75 employees at NFS that were compensated during September 2001, the first month of operations. Personnel expense also increased during the third quarter of 2001 as executive bonus compensation was paid as profitability goals were met as compared to no executive bonus compensation paid during the third quarter of 2000.

Effect of SFAS 133

     As part of IFC's secondary marketing activities, IFC utilizes options and futures contracts to hedge the value of its mortgage pipeline against adverse changes in interest rates. IFC did not experience any material impact during the third quarter of 2001 related to the adoption of SFAS 133 in its mortgage pipeline hedging activities. IFC does not hedge mortgage servicing rights, however, valuation changes in mortgage servicing rights continue to be recorded against current earnings. Net earnings in the future will experience some level of volatility from quarter to quarter due to the timing and expense recognition of hedge activity by IFC as a result of implementation of SFAS 133.

RESULTS OF OPERATIONS--IMPAC MORTGAGE HOLDINGS, INC.

For the Nine Months Ended September 30, 2001 as compared to the Nine Months Ended September 30, 2000

Results of Operations

     Reported net earnings per GAAP increased to $18.2 million, or $0.87 per diluted common share, for the first nine months of 2001 as compared to a net loss of $(57.9) million, or $(2.82) per diluted common share, for the same period of 2000. Net earnings increased during the first nine months of 2001 as the Company recorded non-cash, non-recurring accounting charges ("accounting charges") of $68.9 million during the first nine months of 2000. Of the $68.9 million accounting charges the Company recognized during the first nine months of 2000, $52.6 million was related to write-downs on investment securities available-for-sale and $14.5 million was provided for additional increases in the Company's allowance for loan losses related to its high loan-to-value second trust deed portfolio.

     Net earnings were also positively affected by a $13.7 million increase in net interest income, a $7.2 million decrease in provision for loan losses and an $8.8 million increase in equity in net earnings of IFC. The increases to net earnings were partially offset by a $4.3 million transition adjustment as a result of implementation of SFAS 133, a $3.7 million mark-to-market loss recorded on derivative instruments, a $1.9 million write-down on investment securities available-for-sale and a $1.0 million extraordinary item that resulted from the write-off of discounts from the retirement of senior subordinated debt.

     Net interest income increased to $30.8 million during the first nine months of 2001 as compared to $17.1 million during the same period of 2000 as the Federal Reserve Bank reduced short-term interest rates during 2001, which significantly reduced the Company's financing costs on CMO borrowings. The yield on CMO financing costs decreased 143 basis points to 5.81% during the first nine months of 2001 as compared to 7.24% during the same period of 2000. Additionally, net interest income increased as average Mortgage Assets increased 11% to $2.0 billion during the first nine months of 2001 as compared to $1.8 billion during the same period of 2000. Average Mortgage Assets increased as the Long-Term Investment Operations acquired $922.4 million of primarily ARMs secured by first liens on residential property from the Mortgage Operations during the first nine months of 2001 as compared to $282.3 million of mortgages acquired during the same period in 2000. The increased acquisition of mortgages during the first nine months of 2001 resulted in average CMO collateral of $1.4 billion during the first nine months of 2001 as compared to $1.2 billion during the same period of 2000.

     Equity in net earnings of IFC increased to $7.9 million during the first nine months of 2001 as compared to a net loss of $(937,000) during the same period of 2000. Net earnings of IFC increased primarily as a result of an increase in gain on sale of loans to $32.9 million during the first nine months of 2001 as compared to $13.2 million during the same period of 2000. Refer to "Result of Operations--Impac Funding Corporation" for additional information regarding operating results of IFC.

     During the first nine months of 2001, the Company recognized a transition adjustment of $4.3 million as a result of implementing SFAS 133 and a cumulative loss to earnings of $3.7 million as a fair market valuation of derivative instruments. During the first nine months of 2001, the effect of the fair market valuation loss was $3.7 million as compared to $3.4 million of amortization of interest rate cap costs, which prior to SFAS 133, would have been recorded as interest expense. Since the implementation of SFAS 133, net interest margins do not reflect the amortization of interest rate cap costs.

     Core Operating Earnings. Core operating earnings increased 115% to $25.8 million, or $0.96 per diluted common share, for the first nine months of 2001 as compared to core operating earnings of $12.0 million, or $0.43 per diluted common share, for the same period of 2000. Core operating earnings during the first nine months of 2001 excludes the cumulative effects of change in accounting principle of $4.3 million as a result of SFAS 133, the cumulative effect of a $3.7 million mark-to-market loss on derivative instruments, a $1.9 million write-down on investment securities available-for-sale and a $1.0 million extraordinary item. Core operating earnings during the first nine months of 2000 excludes write-down on investment securities of $53.6 million, excess loan loss provisions to charge-off primarily high loan to value second trust deeds of $14.5 million and a $1.8 million tax effected write-down of investment securities owned by IFC and write-off of bank related expenses capitalized by IFC.

         RECONCILATION OF REPORTABLE EARNINGS TO CORE OPERATING EARNINGS
                    (in thousands, expect per share amounts)

                                                                                           For the Nine Months
                                                                                           Ended September 30,
                                                                                         -----------------------
                                                                                           2001           2000
                                                                                         --------       --------
Reportable net earnings ....................................................             $ 18,217       $(57,909)
Add:

   Mark-to-market loss - FAS 133 ...........................................                3,713             --
   Write-down on investment securities available-for-sale ..................                1,949         53,576
   Cumulative effect of change in accounting principle .....................                4,313             --
   Extraordinary item ......................................................                1,006             --
   Excess loan loss provision to allow for charge-off of primarily
     high loan to value second trust deeds .................................                   --         14,499
   Tax effected write-down of investment securities owned by IFC and
     bank related expenses capitalized by IFC ..............................                   --          1,836
Less:

   Amortization of costs associated with the acquisition
    of hedging instruments not included in interest expense
    due to the implementation of SFAS 133 ..................................               (3,366)            --
                                                                                         --------       --------
Core operating earnings ....................................................             $ 25,832       $ 12,002
                                                                                         ========       ========
Core operating earnings per share ..........................................             $   0.96       $   0.43
                                                                                         ========       ========
Diluted weighted average shares outstanding used for
   calculation of core earnings per share ..................................               26,967         27,757
                                                                                         ========       ========


     Taxable Earnings. Estimated taxable earnings increased to $27.7 million, or $1.03 per diluted share, for the first nine months of 2001 as compared to estimated taxable earnings of $2.1 million, or $0.08 per diluted share, for the same period of 2000.

Net Interest Income

     Net interest income increased 80% to $30.8 million during the first nine months of 2001 as compared to $17.1 million during the same period of 2000. Net interest income increased as a result of decreased borrowing costs and wider net interest margins as interest rates on adjustable CMO borrowings declined due to short-term interest rate reductions by the Federal Reserve Bank. However, in anticipation of the likelihood that short-term interest rates may rise sometime in the future, the Company purchased interest rate sensitive financial instruments during the first nine months of 2001 to mitigate possible adverse changes in net interest margins.

     During the first nine months of 2001, net interest income increased as net interest margins on Mortgage Assets increased to 1.95% as compared to 1.24% during the same period of 2000. Net interest margins on Mortgage Assets increased during the first nine months of 2001 primarily as a result of average CMO borrowing costs decreasing 143 basis points to 5.81% as compared to 7.24% during the same period of 2000. Borrowing costs on CMO financing continued to trend lower as interest rate reductions by the Federal Reserve Bank during the first nine months of 2001 improved net interest margins. Because a significant portion of CMO collateral includes prepayment penalties, the effect of early prepayments on net interest income due to refinance activity will be partially mitigated.

     Net interest income also increased as average Mortgage Assets increased 11% to $2.0 billion during the first nine months of 2001 as compared to $1.8 billion during the first nine months of 2000. The increase in Mortgage Assets was primarily the result of a $247.5 million increase in average CMO collateral and mortgage loans held-for investment. CMO collateral and mortgage loans held-for investment increased during the first nine months of 2001 as the Company acquired $922.4 million of primarily ARMs from the Mortgage Operations as compared to $282.3 million during the same period of 2000.

     The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the first nine months of 2001 and 2000 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                         For the Nine Months                         For the Nine Months
                                                       Ended September 30, 2001                    Ended September 30, 2000
                                               ---------------------------------------     ----------------------------------------
                                                 Average                       Wtd Avg       Average                        Wtd Avg
                                                 Balance       Interest         Yield        Balance        Interest         Yield
                                               ---------------------------------------    -----------------------------------------
                MORTGAGE ASSETS
                ---------------
Investment securities:
Securities collateralized by mortgages ......  $   34,181      $  2,997         11.69%      $   63,839      $  6,020         12.57%
Securities collateralized by other loans ....          --            --                          3,817           273          9.54
                                               ------------------------                     ------------------------

Total investment securities .................      34,181         2,997         11.69           67,656         6,293         12.40
                                               ------------------------                     ------------------------

Loan receivables:
CMO collateral ..............................   1,387,641        77,540          7.45        1,197,580        63,149          7.03
Mortgage loans held-for-investment ..........     154,678         7,115          6.13           97,196         5,514          7.56
Finance receivables:
 Affiliated .................................     262,002        14,809          7.54          264,084        19,591          9.89
 Non-affiliated .............................     191,563        11,696          8.14          130,489        10,346         10.57
                                               ------------------------                     ------------------------
  Total finance receivables .................     453,565        26,505          7.79          394,573        29,937         10.12
                                               ------------------------                     ------------------------
     Total Loan receivables .................   1,995,884       111,160          7.43        1,689,349        98,600          7.78
                                               ------------------------                     ------------------------
Total Mortgage Assets .......................  $2,030,065      $114,157          7.50%      $1,757,005      $104,893          7.96%
                                               ========================                     ========================

     Total Mortgage Assets

                   BORROWINGS
                   ----------
CMO borrowings ..............................  $1,309,069      $ 57,016          5.81%      $1,096,430      $ 59,548          7.24%
Reverse repurchase agreements - mortgages ...     578,021        25,485          5.88          469,649        26,518          7.53
Borrowings secured by investment securities .      18,219         1,958         14.33           27,605         2,457         11.87
                                               ------------------------                     ------------------------
Total Borrowings on Mortgage Assets .........  $1,905,309      $ 84,459          5.91%      $1,593,684      $ 88,523          7.41%
                                               ========================                     ========================

Net Interest Spread (1)                                                          1.59%                                        0.55%

Net Interest Margin (2)                                                          1.95%                                        1.24%

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

     Interest Income on Mortgage Assets

     Interest income on CMO collateral increased 23% to $77.5 million during the first nine months of 2001 as compared to $63.1 million during the first nine months of 2000 as average CMO collateral increased 17% to $1.4 billion as compared to $1.2 billion, respectively. Interest income on CMO collateral increased primarily as the Company issued two CMOs for $758.3 million during the first nine months of 2001. During the first nine months of 2001, CPR on CMO collateral increased to 33% as compared to 27% during the first nine months of 2000. Although interest rates continued to decrease during the first nine months of 2001, an increase in loans acquired from the Mortgage Operations with prepayment penalties should partially mitigate increased CPR and corresponding premium amortization. In addition, the Company reduced its exposure to premium amortization as total capitalized premiums were 159 basis points of outstanding CMO collateral at September 30, 2001 as compared to 217 basis points of outstanding CMO collateral at September 30, 2000. The weighted average yield on CMO collateral increased to 7.45% during the first nine months of 2001 as compared to 7.03% during the first nine months of 2000.

     Interest income on mortgage loans held-for-investment increased 29% to $7.1 million during the first nine months of 2001 as compared to $5.5 million during the first nine months of 2000 as average mortgage loans held-for-investment increased 59% to $154.7 million as compared to $97.2 million, respectively. The Long-Term Investment Operations acquired $922.4 million of mortgages during the first nine months of 2001 as compared to $282.3 million of mortgages during the first nine months of 2000. The weighted average yield on mortgage loans held-for-investment decreased to 6.13% during the first nine months of 2001 as compared to 7.56% during the first nine months of 2000 as mortgage interest rates declined during the first nine months of 2001 and non-performing mortgage loans remained from previously collapsed CMO collateral.

     Interest income on total finance receivables decreased 11% to $26.5 million during the first nine months of 2001 as compared to $29.9 million during the first nine months of 2000 as average total finance receivables increased 15% to $453.6 million as compared to $394.6 million, respectively. The weighted average yield on total finance receivables decreased to 7.79% during the first nine months of 2001 as compared to 10.12% during the first nine months of 2000. The decrease in yield was primarily due to a reduction in Prime and a 50 basis point decrease in the spread indexed to Prime on warehouse lines made available to affiliates by the Warehouse Lending Operations.

     Interest income on finance receivables to affiliates decreased 24% to $14.8 million during the first nine months of 2001 as compared to $19.6 million during the first nine months of 2000 as average finance receivables to affiliated companies decreased $262.0 million as compared to $264.1 million, respectively. The decrease in average affiliate finance receivables was primarily due to accelerated securitizations during the first nine months of 2001. The weighted average yield on affiliated finance receivables decreased to 7.54% during the first nine months of 2001 as compared to 9.89% during the first nine months of 2000 primarily due to a decrease in Prime and a 50 basis point decrease in the spread indexed to Prime on warehouse lines with the Warehouse Lending Operations.

     Interest income on finance receivables to non-affiliated mortgage banking companies increased 14% to $11.7 million during the first nine months of 2001 as compared to $10.3 million during the first nine months of 2000 as average finance receivables outstanding to non-affiliated mortgage banking companies increased 47% to $191.6 million as compared to $130.5 million, respectively. Average finance receivables to non-affiliates increased during the first nine months of 2001 primarily due to increased usage of short-term warehouse lines of credit and the addition of new customers. The weighted average yield on non-affiliated finance receivables decreased to 8.14% during the first nine months of 2001 as compared to 10.57% during the first nine months of 2000 primarily due to the aforementioned decrease in Prime.

     Interest income on investment securities decreased 52% to $3.0 million during the first nine months of 2001 as compared to $6.3 million during the first nine months of 2000 as average investment securities decreased 49% to $34.2 million as compared to $67.7 million, respectively. Average investment securities decreased as the Company wrote-off $52.6 million of investment securities during the first half of 2000. The weighted average yield on investment securities decreased to 11.69% during the first nine months of 2001 as compared to 12.40% during the first nine months of 2000 as primarily non-Impac investment securities were written-off during the first half of 2000.

     Interest Expense on Mortgage Assets

     Interest expense on CMO borrowings decreased 4% to $57.0 million during the first nine months of 2001 as compared to $59.5 million during the first nine months of 2000 as average borrowings on CMO collateral increased 18% to $1.3 billion as compared to $1.1 billion, respectively. The decrease in interest expense on CMO borrowings was primarily attributable to the reduction in short-term interest rates by the Federal Reserve Bank during the nine months of 2001. As a result, one-month LIBOR, which is the index used to re-price the Company's adjustable-rate CMO borrowings, decreased to an average of 4.45% during the first nine months of 2001 as compared to 6.33% during the first nine months of 2000. Short-term interest rate reductions caused CMO borrowing costs to decrease 143 basis points to 5.81% during the first nine months of 2001 as compared to 7.24% during the first nine months of 2000. In addition, the Company reduced its exposure to securitization cost amortization as total capitalized securitization costs were 61 basis points of outstanding CMO collateral at September 30, 2001 as compared to 133 basis points of outstanding CMO collateral at September 30, 2000. Securitization costs are incurred when CMOs are issued and amortized to interest expense over the estimated lives of the mortgage loans.

     Interest expense on reverse repurchase agreements decreased 4% to $25.5 million during the first nine months of 2001 as compared to $26.5 million during the first nine months of 2000 as average reverse repurchase agreements increased 23% to $578.0 million as compared to $469.6 million, respectively. The decrease in interest expense on reverse repurchase agreements was primarily the result of a decrease in short-term interest rates, which was partially offset by an increase in average non-affiliate finance receivables as the Warehouse Lending Operations added customers during the first nine months of 2001. The weighted average yield on reverse repurchase agreements decreased to 5.88% during the first nine months of 2001 as compared 7.53% during the first nine months of 2000 as a result of short-term interest rate reductions.

     Interest expense on borrowings secured by investment securities decreased 20% to $2.0 million during the first nine months of 2001 as compared to $2.5 million during the first nine months of 2000 as the average balance on these borrowings decreased 34% to $18.2 million as compared to $27.6 million, respectively. The weighted average yield of these borrowings increased to 14.33% during the first nine months of 2001 as compared 11.87% during the first nine months of 2000 primarily as the Company re-securitized a portion of its investment securities portfolio with long-term financing at a higher interest rate, as opposed to short-term reverse repurchase financing which are subject to margin calls. The Company did not have short-term reverse repurchase financing collateralized by investment securities outstanding at September 30, 2001.

Provision for Loan Losses

     During the first nine months of 2001, the Company added provision for loan losses of $10.6 million as compared to $17.7 million during the first nine months of 2000 as the Company added $14.5 million during the first nine months of 2000 to provide for higher than expected delinquencies and losses in the HLTV portfolio. Excluding additional loan loss provisions for the HLTV portfolio, provision for loan losses increased to $10.6 million during the first nine months of 2001 as compared to $3.2 million during the same period of 2000. The Company recorded net charge-offs of $7.7 million during the first nine months as compared to $12.9 million during the same period of 2000. During the first nine months of 2001, the Company continued to liquidate its non-performing mortgage loans that remained from previously collapsed CMO collateral.

Non-Interest Income

     During the first nine months of 2001, non-interest income was $11.3 million as compared to $1.2 million during the first nine months of 2000. Non-interest income includes equity in net earnings (loss) of IFC and other non-interest income, primarily loan servicing fees and fees associated with the Warehouse Lending Operations. The increase in non-interest income was primarily due to an increase of $8.8 million in equity in net earnings (loss) of IFC to $7.9 million during the first nine months of 2001 from $(937,000) during the first nine months of 2000. IFC's net earnings increased primarily as a result of an increase of $19.8 million in gain on sale of loans. The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC. Refer to "Results of Operations--Impac Funding Corporation" for additional information regarding the operating results of IFC.

Non-Interest Expense

     During the first nine months of 2001, non-interest expense decreased to $8.0 million as compared to $58.5 million during the first nine months of 2000. Excluding write-down on investment securities and mark-to-market loss as a result of SFAS 133, non-interest expense decreased to $2.3 million during the first nine months of 2001 as compared to $4.9 million during the first nine months of 2000. This decrease was primarily the result of a $3.3 million decrease in disposition of other real estate owned to a gain of $1.6 million during the first nine months of 2001 as compared to loss on disposition of other real estate owned of $1.7 million during the first nine months of 2000.

RESULTS OF OPERATIONS-- IMPAC FUNDING CORPORATION

For the Nine Months Ended September 30, 2001 as compared to the Nine Months Ended September 30, 2000

Results of Operations

     Net earnings increased to $7.9 million during the first nine months of 2001 as compared to a net loss of $(949,000) during the first nine months of 2000. The increase in net earnings was primarily the result of a $19.8 million increase in gain on sale of loans and a $2.7 million increase in net interest income. The increase in gain on sale of loans was the result of selling and securitizing a larger volume of loans at increased profit margins as well as selling the corresponding mortgage servicing rights on REMIC and CMO securitizations. The increase in net interest income was the result of a 50 basis point decrease in the index used to price warehouse borrowings and a reduction of short-term interest rates.

     Loan acquisitions and originations by the Mortgage Operations increased 47% to $2.2 billion during the first nine months of 2001 as compared to $1.5 billion during the same period of 2000. Loan production during the first nine months of 2001 was driven by lower interest rates, niche Alt-A loan programs offered to correspondent and wholesale customers and IDASL.

                             LOAN PRODUCTION SUMMARY
                                 (in thousands)

                                                                                    For the Nine Months
                                                                                     Ended September 30,
                                                                         -----------------------------------------
                                                                             2001                    2000
                                                                         -----------------       -----------------
                                                                           Balance      %          Balance      %
                                                                           -------      -          -------      -
Volume by Product (excludes premiums paid):
  Fixed rate ...................................................         $1,169,007     54       $1,004,849     69
  Adjustable rate ..............................................            978,666     45          418,595     29
  Second trust deeds ...........................................             29,879      1           34,150      2
                                                                         ----------              ----------
    Total Loan Production ......................................         $2,177,552              $1,457,594
                                                                         ==========              ==========

Volume by Business Line (excludes premiums paid):
  Correspondent acquisitions ...................................         $1,667,374     77       $1,211,365     83
  Wholesale and retail originations ............................            490,197     22          174,946     12
  Novelle Financial Services ...................................             19,981      1               --      0
  Bulk acquisitions ............................................                 --      0           71,283      5
                                                                         ----------              ----------
    Total Loan Production ......................................         $2,177,552              $1,457,594
                                                                         ==========              ==========

Volume by Purpose (excludes premiums paid):
  Purchase .....................................................         $1,373,171     63       $1,201,725     82
  Refinance ....................................................            804,381     37          255,869     18
                                                                         ----------              ----------
    Total Loan Production ......................................         $2,177,552              $1,457,594
                                                                         ==========              ==========

Volume by Prepayment Penalty (excludes premiums paid):
  With prepayment penalty ......................................         $1,407,519     65       $  719,967     49
  Without prepayment penalty ...................................            770,033     35          737,627     51
                                                                         ----------              ----------
    Total Loan Production ......................................         $2,177,552              $1,457,594
                                                                         ==========              ==========

Net Interest Income

     Net interest income increased to $1.7 million during the first nine months of 2001 as compared to net interest expense of $947,000 during the same period of 2000. The increase in net interest income was the result of a decrease in the interest rate spread to Prime, which was reduced from Prime to Prime minus 50 basis points during the first quarter of 2001, and the decrease of short-term interest rates. Average Prime decreased to 7.51% during the first nine months of 2001 as compared to 9.14% during the same period of 2000.

Non-Interest Income

     During the first nine months of 2001, non-interest income increased to $35.6 million as compared to $18.6 million during the same period of 2000. The increase was primarily due to an $19.8 million increase in gain on sale of loans as a result of selling and securitizing a larger volume of loans, on a servicing released basis, at more favorable profit margins than during the first nine months of 2000. During the first nine months of 2001, IFC securitized $1.3 billion of mortgages contributing to a gain on sale of $32.9 million as compared to $885.9 million and $13.2 million, respectively, during the same period of 2000. IFC sold loans on a servicing released basis during the first nine months of 2001 as compared to loan sales on a servicing retained basis during the same period of 2000.

Non-Interest Expense

     During the first nine months of 2001, non-interest expense increased to $23.5 million as compared to $19.3 million during the same period of 2000. Excluding write-down on investment securities and write-off of capitalized bank related costs recorded during the first nine months of 2000, non-interest expense increased 33% to $23.5 million during the first nine months of 2001 as compared to $17.7 million during the first nine months of 2000. Personnel expense accounted for the primary increase in non-interest expense during the first nine months of 2001 as it increased 54% to $10.8 million as compared to $7.0 million during the same period of 2000. Personnel expense increased as staffing rose to handle the increase in loan production. Personnel expense also increased during the first nine months of 2001 as executive bonus compensation was paid as profitability goals were met as compared to no executive bonus compensation paid during the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Overview

     Historically, the Company's business operations are primarily funded from monthly interest and principal payments from its mortgage loan and investment securities portfolios, adjustable- and fixed-rate CMO financing, reverse repurchase agreements secured by mortgage loans, borrowings secured by mortgage-backed securities, proceeds from the sale of mortgage loans and the issuance of REMICs and proceeds from the issuance of common stock. The acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, reverse repurchase agreements, CMO financing, and proceeds from the sale of common stock. The issuance of CMO financing provides the Long-Term Investment Operations with immediate liquidity, a relatively stable interest rate spread and eliminates the Company's exposure to margin calls on such loans. The acquisition of mortgage loans by the Mortgage Operations are funded from reverse repurchase agreements, the sale of mortgage loans and mortgage-backed securities and the issuance of REMICs. Short-term warehouse financing provided by the Warehouse Lending Operations are primarily funded from reverse repurchase agreements.

     The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. The Company believes that current liquidity levels, available financing facilities, proceeds from the issuance of common stock, and liquidity provided by operating activities will adequately provide for projected funding needs, asset growth and the payment of dividends for the near term. The Company is continuously exploring alternatives for increasing liquidity and monitors current and future cash requirements through its asset/liability committee ("ALCO"). However, no assurances can be given that such alternatives will be available, or if available, under comparable rates and terms as currently exist.

Long-Term Investment Operations

Primary Source of Funds

     The Long-Term Investment Operations uses CMO borrowings and reverse repurchase agreements to finance substantially its entire mortgage loan portfolio. As the Long-Term Investment Operations accumulates mortgage loans in its long-term investment portfolio, the Company may issue CMOs secured by such loans as a means of financing its Long-Term Investment Operations. The decision to issue CMOs is based on the Company's current and future investment needs, market conditions and other factors. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt, and any investment income on such collateral. The maturity of each CMO class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. For the first nine months of 2001, the Company issued two CMOs for $758.3 million. At September 30, 2001, the Long-Term Investment Operations had $1.6 billion of CMO borrowings used to finance $1.7 billion of CMO collateral.

The Long-Term Investment Operations may pledge mortgage-backed securities as collateral to borrow funds under short-term reverse repurchase agreements. The terms under these reverse repurchase agreements are generally for 30 days with interest rates ranging from the one-month LIBOR plus a spread depending on the type of collateral provided. As of September 30, 2001, the Long-Term Investment Operations had no amounts outstanding under short-term reverse repurchase agreements secured by investment securities.

Primary Use of Funds

     During the first nine months of 2001, the Long-Term Investment Operations acquired $922.4 million in mortgage loans from the Mortgage Operations, retired $7.7 million of senior subordinated debt and paid preferred dividends of $2.4 million.

Warehouse Lending Operations

Primary Source of Funds

     The Warehouse Lending Operations finances the acquisition of mortgage loans by the Long-Term Investment Operations and Mortgage Operations primarily through borrowings on reverse repurchase agreements with first party lenders. IWLG has obtained reverse repurchase facilities from major investment banks to provide financing as needed. Terms of the reverse repurchase agreements require that the mortgages be held by an independent first party custodian giving the Warehouse Lending Operations the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates vary from 85 basis points to 200 basis points over one-month LIBOR, depending on the type of collateral provided. The advance rates on the reverse repurchase agreements are based on the type of mortgage collateral used and generally range from 75% to 101% of the fair market value of the collateral. At September 30, 2001, the Warehouse Lending Operations had $598.2 million outstanding on uncommitted reverse repurchase agreements at a rate of one-month LIBOR plus 0.85% to 2.00%.

Primary Use of Funds

     During the first nine months of 2001, the Warehouse Lending Operations increased outstanding finance receivables by $59.7 million.

Mortgage Operations

Primary Source of Funds

     The Mortgage Operations has entered into reverse repurchase agreements to obtain financing of up to $600.0 million from the Warehouse Lending Operations to provide IFC mortgage loan financing during the period that mortgage loans are accumulated and until the mortgage loans are securitized and/or sold. The margins on the reverse repurchase agreements are based on the type of collateral provided and generally range from 95% to 100% of the fair market value of the collateral. Interest rates on the borrowings are indexed to Prime, which was 6.00% at September 30, 2001, minus 50 basis points. At September 30, 2001, the Mortgage Operations had $234.8 million outstanding under reverse repurchase agreements.

     During the first nine months of 2001, the Mortgage Operations sold $29.3 million in principal balance of primarily FRMs to first party investors. In addition, IFC sold $922.4 million of primarily ARMs to the Long-Term Investment Operations during the first nine months of 2001. Since the fourth quarter of 2000, the Mortgage Operations accelerated the frequency of REMIC securitizations to two per quarter. By securitizing loans more frequently, less capital is required and higher levels of liquidity are maintained during the mortgage loan accumulation period. By securitizing and selling loans on a periodic and consistent basis, reverse repurchase agreements were sufficient to handle liquidity needs during the nine months ended September 30, 2001.

Primary Use of Funds

     During the first nine months of 2001, the Mortgage Operations acquired and originated $2.2 billion of mortgage loans.

Cash Flows

     Operating Activities - During the first nine months of 2001, net cash provided by operating activities was $6.1 million. Net cash was provided as the Company recorded net earnings of $18.2 million during the first nine months of 2001.

     Investing Activities - During the first nine months of 2001, net cash used in investing activities was $496.4 million. Net cash used in investing activities was primarily due to $459.0 million increase in CMO collateral and mortgage loans held-for-investment as the Long-Term Investment Operations purchased and retained mortgage loans from the Mortgage Operations.

     Financing Activities - During the first nine months of 2001, net cash provided by financing activities was $490.3 million. Net cash provided by financing activities was primarily the result of proceeds from the issuance of two CMOs for $758.3 million and an increase in reverse repurchase agreements and other borrowings of $193.5 million. Net cash provided was partially offset by the repayment of CMO borrowings of $451.6 million.

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

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Securitizations/Sales -- Hedging Interest Rate Risk. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization or sale of such loans, the Company is exposed to interest rate risk. Most of the loans are securitized or sold within 45 to 90 days of origination of purchase. However, a portion of the loans are held-for-sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, in the case of a securitization, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization or sale, this would result in a reduction of the Company's related gain or an increase in the Company's loss on sale.

     Interest- and Principal-Only Strips. The Company had interest- and principal-only strips of $5.5 million and $7.7 million outstanding at September 30, 2001 and December 31, 2000, respectively. These instruments are carried at market value at September 30, 2001 and December 31, 2000. The Company values these assets based on the present value of future cash flow streams net of expenses using various assumptions.

     These assets are subject to risk of accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

                           PART II. OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

     On October 10, 2001 a complaint captioned Hayes v Impac Funding Corporation, et al was filed in the Circuit Court of Vanderburgh County, Indiana as case No. 82C01-0110-CP580. This is stated as a purported class action lawsuit alleging a violation of the Indiana Uniform Consumer Credit code when the loans were originated. A description of similar litigation purporting class action lawsuits is reported and incorporated by reference in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 and as filed with the Securities and Exchange Commission on October 17, 2001.

     All of the purported class action lawsuits are similar in nature in that they allege that the mortgage loan originators violated the respective state's statutes by charging excessive fees and costs when making second mortgage loans on residential real estate. The complaints allege that IFC was a purchaser and was a holder, along with other IMH related entities, of second mortgages loans originated by other lenders. The plaintiffs in the lawsuits are seeking damages that include disgorgement, restitution, rescission, actual damages, statutory damages, and exemplary damages. Damages are unspecified in each of the complaints. The Company believes that it has meritorious defenses to such claims and intends to defend these claims vigorously. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to their ultimate outcome.

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

     None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 24, 2001, the Company held its annual meeting of stockholders. Of 20,385,456 shares eligible to vote, 19,678,091 votes were returned, or 97%, formulating a quorum. At the stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I - Election of Directors, Proposal II - Ratify appointment of Company's independent auditors, KPMG LLP. Proposal III - Approval of the Company's 2001 Stock Option, Deferred Stock, and Restricted Stock Plan.

     The results of voting on these proposals are as follows:

Proposal I - Election of Directors:

                Director                    For                     Against                 Elected
                --------                    ---                     -------                 -------
     Joseph R. Tomkinson                19,276,556                  401,534                   Yes
     William S. Ashmore                 19,286,056                  392,034                   Yes
     James Walsh                        19,346,098                  331,992                   Yes
     Frank P. Filipps                   19,344,918                  333,172                   Yes
     Stephan R. Peers                   19,345,728                  332,362                   Yes
     William E. Rose                    19,342,157                  335,933                   Yes
     Leigh J. Abrams                    19,350,807                  327,283                   Yes

     All directors are elected annually at the Company's annual stockholders meeting.

Proposal II - Appointment of independent auditors:

     Proposal II was approved with 19,531,436 shares voted for, 76,322 voted against, and 70,330 abstained from voting thereby ratifying the appointment of KPMG LLP as the Company's independent auditors.

Proposal III - Approval of the Company's 2001 Stock Option, Deferred Stock, and Restricted Stock Plan:

     Proposal III was approved with 17,759,301 shares voted for, 1,613,821 voted against, and 304,962 abstained from voting thereby approving the Company's 2001 Stock Option, Deferred Stock, and Restricted Stock Plan.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None.

(b) Reports on Form 8-K:

     1. Form 8-K reporting Item 9 filed on July 31, 2001
     2. Form 8-K reporting Item 9 filed on August 31, 2001
     3. Form 8-K reporting Item 9 filed on September 5, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAC MORTGAGE HOLDINGS, INC.

By:  /s/ Richard J. Johnson
Richard J. Johnson
Executive Vice President
and Chief Financial Officer

Date:  November 14 , 2001