Form 10-K/A
period 2000-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2002-01-16
CIK 1000298

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A
                                Amendment No.  2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ________.


                        Commission File Number:  0-19861

                           ------------------------

                         IMPAC MORTGAGE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Maryland                                      33-0675505
(State or other jurisdiction of                      (I.R.S.  Employer
incorporation or organization)                       Identification No.I)


               1401 Dove Street, Newport Beach, California 92660
                    (Address of principal executive offices)

                                 (949) 475-3600
              (Registrant's telephone number, including area code)

                           ------------------------

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

                         IMPAC MORTGAGE HOLDINGS, INC.

                         2001 FORM 10-K/A ANNUAL REPORT

     Explanatory Note: The Registrant is amending the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 on the pages attached hereto.

                               TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                               -------
                                                        PART I
ITEM 1.      BUSINESS..........................................................................................      1
ITEM 2.      PROPERTIES........................................................................................     30
ITEM 3.      LEGAL PROCEEDINGS.................................................................................     31

                                                       PART II
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............     31

                                                       PART IV
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...................................     52
             SIGNATURES........................................................................................     53

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

                                                           At December 31,        At December 31,
                                                                2000                   1999
                                                           --------------         --------------
"A" Loans..............................................         90.3%                  89.1%
"B/C" Loans............................................          9.7                   10.9
                                                              -------                -------
                                                               100.0%                 100.0%
                                                              =======                =======

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

     Investments in Mortgage-Backed Securities

     Subsequent to 1997, the Company's investment strategy has been to only acquire or invest in mortgage-backed securities that are secured by mortgage loans underwritten and purchased by the Mortgage Operations. Prior to 1998, the Company acquired other collateralized securities secured by loans generated by third parties. In connection with the issuance of mortgage-backed securities by IFC in the form of real estate mortgage investment conduits ("REMICs"), IMH has and may retain senior or subordinated securities as regular interests on a short-term or long-term basis. Such securities or investments may subject the Company to credit, interest rate and/or prepayment risks. In general, subordinated classes of a particular series of securities bear all losses prior to the related senior classes. Losses in excess of expected losses at the time such securities are purchased would adversely affect the Company's yield on such securities and could result in the failure of the Company to recoup its initial investment. The Company may also acquire REMIC or CMO residual interests created through its own securitizations or those of third parties. See "-- Mortgage Operations--Securitization and Sale Process," and "--Risk Factors-- Value of Our Portfolio of Mortgage-Backed Securities May be Adversely Affected."

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

     The following table summarizes IFC's mortgage loan acquisitions by type of loan, including net premiums, for the periods shown:

                                                                                 Year ended               Year ended
                                                                             December 31, 2000         December 31, 1999
                                                                             -----------------         -----------------
                                                                                          (dollars in millions,
                                                                                       except for average loan size)
Non-conforming Loans:
 Volume of loans...................................................            $    2,108.5              $   1,669.4
                                                                               ------------              -----------
 Percent of total volume...........................................                    99.8%                    99.9%
Conforming Loans:
 Volume of loans...................................................            $        4.2              $       2.3
                                                                               ------------              -----------
 Percent of total volume...........................................                     0.2%                     0.1%

Total Mortgage Loan Acquisitions...................................            $    2,112.7              $   1,671.7
                                                                               ============              ===========
Fixed Rate Loans:
 Volume of loans...................................................             $   1,551.1               $  1,037.0
                                                                               ------------              -----------
 Percent of total volume...........................................                    73.6%                    62.0%
Adjustable Rate Loans:
 Volume of loans...................................................                   557.6                    634.7
                                                                               ------------              -----------
 Percent of total volume...........................................                    26.4%                    38.0%

Total Mortgage Loan Acquisitions...................................            $    2,112.7               $  1,671.7
                                                                               ============              ===========
Average Loan Size..................................................            $    155,000               $  156,000
                                                                               ============              ===========

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

     The following table summarizes delinquency statistics for IFC's master servicing portfolio based on principal balance for the periods shown (dollars in millions):

                                                              At December 31, 2000         At December 31, 1999
                                                             -------------------------    -------------------------
                                                             Principal     % of Master    Principal     % of Master
                                                             Balance of     Servicing     Balance of     Servicing
                                                               Loans        Portfolio       Loans        Portfolio
                                                             ----------     ---------     ----------     ---------
Loans delinquent for:
 60-89 days...............................................        $ 65.8          1.63%        $ 30.8          1.07%
 90 days..................................................          26.0          0.64           21.1          0.73
                                                                  ------          ----         ------          ----
                                                                    91.8          2.27           51.9          1.80
Foreclosures pending......................................          57.1          0.56           47.0          1.64
Bankruptcies pending......................................          22.5          1.41           26.9          0.93
                                                                  ------          ----         ------          ----
 Total delinquencies, foreclosures and bankruptcies.......        $171.4          4.24%        $125.8          4.37%
                                                                  ======          ====         ======          ====

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

     The following table summarizes certain information regarding IFC's servicing portfolio of mortgage loans for the periods shown (dollars in millions, except average loan size):

                                                                                Year ended               Year ended
                                                                             December 31, 2000         December 31, 1999
                                                                             -----------------         -----------------
Beginning servicing portfolio......................................               $ 2,393.4                $ 3,714.0
Add:  Loan acquisitions............................................                 2,078.8                  1,647.7
Less:  Servicing transferred.......................................                (1,266.0)                (2,270.8)
   Principal paydowns (1)..........................................                  (777.3)                  (697.5)
                                                                                  ---------                ---------
Ending servicing portfolio.........................................               $ 2,428.9                $ 2,393.4
                                                                                  ---------                ---------
Number of loans serviced...........................................                  20,644                   22,096
Average loan size..................................................               $ 118,000                $ 108,000
Weighted average interest rate.....................................                    9.88%                    9.43%

-------------------
(1) Includes normal principal runoff and principal prepayments.

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

Competition

     In purchasing and acquiring non-conforming mortgage loans and issuing securities backed by such loans, the Company competes with established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets. The continued consolidation in the mortgage banking industry may also reduce the number of current sellers available to the Mortgage Operations, thus reducing the Company's potential customer base, resulting in IFC's purchasing a larger percentage of mortgage loans from a smaller number of sellers. Such changes could negatively impact the Mortgage Operations. Mortgage-backed securities issued by the Mortgage Operations and the Long-Term Investment Operations face competition from other investment opportunities available to prospective investors. The Company faces competition in its Mortgage Operations and Warehouse Lending Operations from other financial institutions, including but not limited to banks and investment banks. Competitors of the Company include IndyMac Bancorp, Inc., Greenpoint Financial Corporation, Residential Funding Corporation and Credit Suisse First Boston Corporation. Competition can take place on various levels, including convenience in obtaining a mortgage loan, service, marketing, origination channels and pricing. The Company depends primarily on independent mortgage brokers and correspondent sellers, for the origination and purchase of its mortgage loans. These independent mortgage brokers deal with multiple lenders for each prospective borrower. The Company competes with these lenders for the independent brokers' business on the basis of price, service, loan fees, costs and other factors. The Company's competitors also seek to establish relationships with such brokers, who are not obligated by contract or otherwise to do business with the Company. Many of the institutions with which the Company competes in its Mortgage Operations and Warehouse Lending Operations have significantly greater financial resources than the Company. However, IFC can compete effectively with other non-conforming mortgage loan conduits through its efficient loan purchasing process, flexible purchase commitment options and competitive pricing and by designing non-conforming mortgage loans to suit the needs of its correspondent loan originators and their borrowers, while providing sufficient credit quality to its investors.

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

Future Revisions in Policies and Strategies

Our board of directors, including a majority of our unaffiliated directors, has established our investment and operating policies and strategies. Our core operations involve the acquisition and origination of mortgage loans and their subsequent securitization and sale. We also act as a warehouse lender providing financing facilities to mortgage loan originators. These operations, their associated policies and strategies, are further described herein. Any of our policies, strategies and activities may be modified or waived by our board of directors, subject in certain cases to approval by a majority of our unaffiliated directors, without shareholder consent. Developments in the market which affect the policies and strategies mentioned herein or which change our assessment of the market may cause our Board of Directors to revise our policies and financing strategies.

We have elected to qualify as a REIT for tax purposes. We have adopted certain compliance guidelines which include restrictions on the acquisition, holding and sale of assets. Prior to the acquisition of any asset, we determine whether the asset meets REIT requirements. Substantially all of the assets that we have acquired and will acquire for investment are expected to qualify as REIT assets. This requirement limits our investment strategies.

We closely monitor our acquisition and investment in mortgage assets and the sources of our income, including income from our hedging strategies, to ensure at all times that we maintain our qualifications as a REIT. We have developed certain accounting systems and testing procedures to facilitate our ongoing compliance with the REIT provisions of the Internal Revenue Code. No changes in our investment policies and operating strategies, including credit criteria for mortgage asset investments, may be made without the approval of our board of directors, including a majority of the unaffiliated directors.

We may at times and on terms that our board of directors deems appropriate:

 .  Issue senior securities - In December 1999, we issued $10.0 million of Series
   -----------------------
   B 10.5% Convertible Preferred Stock. In February 2000, all shares of Series B Convertible Preferred Stock were exchanged for Series C 10.5% Cumulative Convertible Preferred Stock and the conversion rate was adjusted to $4.72 per share from $4.95 per share convertible into 5.29661 shares of common stock from 5.050505 shares of common stock. In August 2001, the shares of Series C Preferred Stock were converted to common stock.

 .  Borrow money - We finance our operations in large part through the issuance
   ------------
   of CMOs, short-term borrowings, under reverse repurchase agreements and borrowings secured by mortgage-backed securities. See "Long-Term Investment Operations - Financing." In addition, in March 1999, certain of our shareholders exchanged 1,359,507 shares of our common stock held by them, at an average price of $5.70 per share, for our 11% senior subordinated debentures due February 15, 2004. The debentures bore interest at 11% per annum and mature on February 15, 2004. Commencing on February 15, 2001, the debentures became redeemable at our option, and in June 2001 we redeemed all of the debentures at a price equal to the face amount of the debentures plus accrued and unpaid interest.

 .  Make loans to other persons
   ---------------------------

 .  Invest in the securities of other issuers for the purpose of exercising
   -----------------------------------------------------------------------
   control
   -------

 .  Engage in the purchase and sale of investments - In connection with the
   ----------------------------------------------
   issuance of mortgage-backed securities by our mortgage operations in the form of REMICs , our long-term investment operations may retain senior or subordinated securities on a short-term or long-term basis. See "Long-Term Investment Operations - Investments in Mortgage-Backed Securities."

 .  Offer securities in exchange for property - In March 1999, certain of our
   -----------------------------------------
   stockholders exchanged 1,359,507 shares of their common stock at an average price of $5.70 per share for 11% senior subordinated debentures.

 .  Repurchase or otherwise reacquire our shares or other securities in the
   -----------------------------------------------------------------------
   future - In October 1998, we adopted a repurchase plan to repurchase up to
   ------
   $5.0 million of our common stock in the open market.  In

   1999, the board of directors approved common stock repurchases up to an additional $5.0 million, or a total of $10.0 million. During 1999, we repurchased 2.0 million shares of our common stock for $9.9 million. During 2000, we adopted a repurchase plan to repurchase up to $3.0 million of our common stock in the open market. As of December 31, 2000, we had repurchased 991,000 shares for $23 million.

   We may also underwrite the securities of other issuers, although we have not done so in the past and have no present intention to do so. Historically, we have and intend to continue to distribute annual reports to our stockholders, including financial statements certified by independent public accountants, describing our current business and strategy.

RISK FACTORS

A prolonged economic downturn or recession would likely result in a reduction of our mortgage origination activity which would adversely affect our financial results

     Although we have not operated during a period of prolonged general economic downturn or a recession, these events have historically resulted in a reduction in mortgage origination activity and an increase in the rate of mortgage defaults. The United States economy is currently undergoing a period of a recession. This economic condition has been worsened by the September 11, 2001 terrorist attacks in New York, N.Y. and Washington, D.C. and Somerset County, Pennsylvania. A continued recession may have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages will adversely affect our ability to expand our mortgage portfolio, our principal means of increasing our earnings. In addition, a decline in new mortgage activity will likely result in reduced activity for our warehouse lending operations and our long-term portfolio operations. In the case of our mortgage operations, a decline in mortgage activity may result in fewer loans that meet its criteria for purchase and securitization, thus resulting in a reduction in interest income and fees and gain on sale of loans. We may also experience larger than previously reported credit losses on our investment portfolio due to a higher level of defaults on our mortgage loans.

If we are unable to generate sufficient liquidity we will be unable to conduct our operations as planned

     If we cannot generate sufficient liquidity, we will be unable to continue our operations, grow our asset base, maintain our hedging policy and pay dividends. We have traditionally derived our liquidity from four primary sources:

 .  financing facilities provided to us by others to acquire mortgage assets;

 . whole loan sales and securitizations of acquired or originated mortgage loans;

 .  our issuance of equity and debt securities; and

 .  earnings from operations.

     We cannot assure you that any of these alternatives will be available to us, or if available, that we will be able to negotiate favorable terms. Our ability to meet our long-term liquidity requirements is subject to the renewal of our credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by our lenders and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry and market trends in our various businesses, the general availability of, and rates applicable to, financing and investments, the lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. If we cannot raise cash by selling debt or equity securities, we may be forced to sell our assets at unfavorable prices or discontinue various business activities. Our inability to access the capital markets could have a negative impact on our earnings and hence, our ability to pay dividends.

Any significant margin calls under our financing facilities would adversely affect our liquidity and may adversely affect our financial results

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

We incurred losses for fiscal years 1997, 1998 and 2000 and may incur losses in the future

     During the year ended December 31, 2000, we experienced a net loss of $54.2 million. The net loss incurred during 2000 included non-recurring, non-cash accounting charges of $68.9 million. The non-recurring, non-cash accounting charges were the result of write-downs of non-performing investment securities secured by mortgages and additional increases in allowance for loan losses to provide for the deteriorating performance of collateral supporting specific investment securities. During the year ended December 31, 1998, we experienced a net loss of $5.9 million. During the year ended December 31, 1997, we experienced a net loss of $16.0 million. The net loss incurred during 1997 included a non-recurring, non-cash accounting charge of $44.4 million that was the result of expenses related to the termination and buyout of our management agreement with Imperial Credit Advisors, Inc. We cannot be certain that revenues will remain at current levels or improve or that we will be profitable in the future, which could prevent us from effectuating our business strategy.

If we are unable to complete securitizations, we would face a liquidity shortage which would adversely affect our operating results.

     We rely significantly upon securitizations to generate cash proceeds to repay borrowings and to create credit availability. Any reduction in our ability to complete securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing securitizations of our mortgage loans increase our risk by exposing our company to credit and interest rate risks for this extended period of time. Furthermore, gains on sales from our securitizations represent a significant portion of our earnings.

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

Our borrowings and use of substantial leverage may cause losses

     Our use of collateralized mortgage obligations may expose our operations to credit losses

     To grow our investment portfolio, we borrow a substantial portion of the market value of substantially all of our investments in mortgage loans in the form of collateralized mortgage obligations. Historically, we have borrowed approximately 98% of the market value of such investments. There are no limitations on the amount we may borrow, other than the aggregate value of the underlying mortgage loans. We currently prefer to use collateralized mortgage obligations as financing vehicles to increase our leverage, since mortgage loans held for collateralized mortgage obligation collateral are retained for investment rather than sold in a secondary market transaction. Retaining mortgage loans as collateral for collateralized mortgage obligations exposes our operations to greater credit losses than does the use of other securitization techniques that are treated as sales as the equity holder in the security, we are allocated losses from the liquidation of defaulted loans first prior to any other security holder. Although our liability under a collateralized mortgage obligation is limited to the collateral used to create the collateralized mortgage obligation, we generally are required to make a cash equity investment to fund collateral in excess of the amount of the securities issued in order to obtain the appropriate credit ratings for the securities being sold, and therefore obtain the lowest interest rate available, on the collateralized mortgage obligations. If we experience greater credit losses than expected on the pool of loans subject to the collateralized mortgage obligation greater than we expected, the value of our equity investment will decrease and we would have to increase the allowance for loan losses on our financial statements.

     The cost of our borrowings may exceed the return on our assets

     The cost of borrowings under our financing facilities corresponds to a referenced interest rate plus or minus a margin. The margin varies depending on factors such as the nature and liquidity of the underlying collateral and the availability of financing in the market. We will experience net interest losses if the returns on our assets financed with borrowed funds fail to cover the cost of our borrowings, and we did not implement any applicable financial hedges.

     If we default under our financing facilities, we may be forced to liquidate the collateral at prices less than the amount borrowed

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

     If we are forced to liquidate we may have few unpledged assets for distribution to unsecured creditors

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

Interest rate fluctuations may adversely affect our operating results

     Our operations, as a portfolio manager, a mortgage loan acquirer and originator or a warehouse lender, may be adversely affected by rising and falling interest rates. Higher interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. This may decrease the amount of mortgages available to be acquired or originated by our mortgage operations and decrease the demand for warehouse financing provided by our warehouse lending operations to originators of mortgage loans. If short- term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgage loans at lower long-term fixed interest rates. Increased loan prepayments could lead to a reduction in the number of loans in our investment portfolio and reduce our net interest income.

     We are subject to the risk of rising mortgage interest rates between the time we commit to purchase mortgages at a fixed price through the issuance of individual, bulk or other rate-locks and the time we sell or securitize those mortgages. An increase in interest rates will generally result in a decrease in the market value of mortgages that we have committed to purchase at a fixed price, but have not yet sold or securitized or have not been properly hedged.
As a result, we may record a smaller gain, or even a loss, upon the sale or securitization of those mortgage loans.

We may experience losses if our liabilities reprice at different rates than our assets

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

An increase in our adjustable interest rate borrowings may decrease the net interest margin in our adjustable rate mortgages

     As of December 31, 2000, approximately 65% of the mortgages held by our long-term investment operations were fixed rate mortgages. These mortgages will become adjustable rate mortgages or begin bearing interest based upon short-term interest rate indices. We generally fund mortgages with variable interest rate borrowings that are indexed to short-term interest rates and can adjust daily. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings that is not offset by various interest rate hedges that we have in place at any given time, our net interest margin will decrease or become negative. As of December 31, 200, our fixed rate mortgages that become adjustable over time had a weighted average months to interest rate adjustment of 16 months.

We may suffer a net interest loss on our adjustable rate mortgages that have interest rate caps if the interest rates on our related borrowings increase

     Adjustable rate mortgages typically have interest rate caps, which limit interest rates charged to the borrower during any given period. Our borrowings are not subject to similar restrictions. As a result, in a period of rapidly increasing interest rates, the interest rates we pay on our borrowings could increase without limitation, while the interest rates we earn on our adjustable rate mortgage assets would be capped. If this occurs, our net earnings could be significantly reduced or we could suffer a net interest loss.

Increased levels of prepayments of our adjustable rate mortgage loans may accelerate our expenses and decrease our net income

     Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. Most of the adjustable rate mortgages that we acquire are originated within three months of the time we purchased the mortgages and generally bear initial interest rates which are lower than their fully-indexed amount (the applicable index plus the margin). If we acquire these mortgages at a premium and they are prepaid prior to or soon after the time of adjustment to a fully-indexed rate without payment of any prepay penalty, we would not have received interest at the fully-indexed rate during such period and we must expense the unamortized premium that was paid for the loan at the time of the prepayment. This means we would lose the opportunity to earn interest at that rate over the expected life of the mortgage. Also, if prepayments on our adjustable rate mortgage loans increase when interest rates are declining, our net interest income may decrease if we cannot reinvest the prepayments in mortgage assets bearing comparable rates. As of December 31, 2000, approximately 30% of our mortgage loan investment portfolio had active prepayment penalty features.

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

The value of our portfolio of mortgage-backed securities may be adversely affected by unforeseen events

     Our prior investments in residual interest and subordinated debt instruments exposed us to greater risks as compared to senior mortgage-backed securities

     Prior to 1998, we invested in mortgage-backed securities known as interest-only, principal-only, residual interest and subordinated securities. Investments in residual interest and subordinated securities are much riskier than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities. The risk associated with holding residual interest and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses in the subordinated securities.

     If the projected value of our portfolio of residual interest and subordinated debt instruments is incorrect we would have to write down the value of these securities

     We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, mortgage loan prepayments and credit losses. If our actual experience differs from our assumptions, we would be required to reduce the value of these securities. The market for our asset-backed securities is extremely limited and we cannot assure you that we could sell these securities at their reported value, or at any value or that we could recoup our initial investment.

     In addition, we may not obtain our anticipated yield or we may incur losses if the credit support available within certain mortgage-backed securities is inadequate due to unanticipated levels of losses, or due to difficulties experienced by the credit support provider. Delays or difficulties encountered in servicing mortgage-backed securities may cause greater losses and, therefore, greater resort to credit support than was originally anticipated, and may cause a rating agency to downgrade certain classes of our mortgage-backed securities, which might then equate to a reduction of the value of the security.

We undertake additional risks by acquiring and investing in mortgage loans

     We may be subject to losses on mortgage loans for which we do not obtain credit enhancements

     We do not obtain credit enhancements such as mortgage pool or special hazard insurance for all of our mortgage loans and investments. Generally, we require mortgage insurance on any loan with a loan-to-value ratio greater than 80%. During the time we hold mortgage loans for investment, we are subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance. If a borrower defaults on a mortgage loan that we hold, we bear the risk of loss of principal to the extent there is any deficiency between the value of the related mortgaged property and the amount owing on the mortgage loan and any insurance proceeds available to us through the mortgage insurer. In addition, since defaulted mortgage loans, which under our financing arrangements are mortgage loans that are generally 60 to 90 days delinquent in payments, may be considered ineligible collateral under our borrowing arrangements, we could bear the risk of being required to own these loans without the use of borrowed funds until they are ultimately liquidated or sold at a loss.

     Non-conforming Alt-A mortgage loans expose us to greater credit risks

     We are an acquirer and originator of non-conforming Alt-A residential mortgage loans. These are residential mortgages that do not qualify for purchase by government sponsored agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Our operations may be negatively affected due to our investments in non-conforming Alt-A mortgage loans. Credit risks associated with non- conforming Alt-A mortgage loans are greater than conforming mortgage loans. The interest rates we charge on non-conforming Alt-A loans are often higher than those charged for conforming loans in order to compensate for the higher risk and lower liquidity. Lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold. By doing this, we assume the potential risk of increased delinquency rates and/or credit losses as well as interest rate risk. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and/or credit losses.

     Lending to non-conforming Alt-A borrowers may expose us to a higher risk of delinquencies, foreclosures and losses

     As a lender of non-conforming Alt-A mortgage loans, our market includes borrowers who may be unable to obtain mortgage financing from conventional mortgage sources. Loans made to such non-conforming Alt-A borrowers generally entail a higher risk of delinquency and higher losses than loans made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on loans made to non-conforming Alt-A borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. Further, any material decline in real estate values increase the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Any sustained period of increased delinquencies, foreclosures or losses after the loans are sold could adversely affect the pricing of our future loan sales and our ability to sell our loans in the future. In the past, certain of these factors have caused revenues and net income of many participants in the mortgage industry, including us, to fluctuate from quarter to quarter.

     Our use of second mortgages exposes us to greater credit risks

     Our security interest in the property securing second mortgages is subordinated to the interest of the first mortgage holder and the second mortgages have a higher cumulative loan-to-value ratio. As of December 31, 2000, 5% of our mortgages were second mortgages. If the value of the property is equal to or less than the amount needed to repay the borrowers obligation to the first mortgage holder upon foreclosure, all or a portion of our second mortgage loan will not be repaid.

     The geographic concentration of our mortgage loans increases our exposure to risks in those areas

     We do not set limitations on the percentage of our mortgage asset portfolio composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. As of December 31, 2000, 53% of the loans included in securitizations in which we hold residual interests are secured by properties in California. Certain parts of California have experienced an economic downturn in past years and have suffered in the past the effects of certain natural hazards.

We may experience losses related to our recourse obligations

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

     Representations and warranties made by us in our loan sales and securitizations may subject us to liability

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

We face conflicts of interest based on the ownership of the voting stock of Impac Funding Corporation by certain officers and directors of Impac Mortgage Holdings, Inc.

     We are subject to conflicts of interest arising from our relationship with Impac Mortgage Holdings, Inc., our long-term investment operations, Impac Funding Corporation, our mortgage operations, and their officers and directors. Our long-term investment operations acquires non-confirming Alt-A mortgage loans from our mortgage operations. Impac Mortgage Holdings, Inc. owns all of the preferred stock, and 99% of the economic interest in, Impac Funding Corporation. Joseph R. Tomkinson, our Chairman and Chief Executive Officer, William S. Ashmore, our Chief Operating Officer, President and a director, and Richard J. Johnson, our Executive Vice President and Chief Financial Officer, are holders of all of the outstanding voting stock of, and 1% of the economic interest in, Impac Funding Corporation. They have the right to elect all directors of Impac Funding Corporation and the ability to control the outcome of all matters for which the consent of the holders of the common stock of Impac Funding Corporation is required. Messer's Tomkinson, Ashmore and Johnson are also the sole directors of Impac Funding Corporation. Decisions made by these officers at one company may be at conflict with and have an adverse affect on the operations of the other.

A substantial interruption in our use of IDASL may adversely affect our level of mortgage loan acquisitions and originations

     We utilize the Internet in our business principally for the implementation of our automated loan origination program, IDASL, which stands for Impac Direct Access System for Lending. IDASL is not a lead generator for mortgage brokers. IDASL allows our customers to pre-qualify borrowers for various loan programs based on criteria requested from the borrower and renders an automated underwriting decision by issuing an approval of the mortgage loan or a referral for further review or additional information. IDASL may be interrupted if the Internet experiences periods of poor performance, if our computer systems or the systems of our third-party service providers contain defects, or if customers are reluctant to use or have inadequate connectivity to the Internet. Increased government regulation of the Internet could also adversely affect our use of the Internet in unanticipated ways and discourage our customers from using our services. If our ability to use the Internet in providing our services is impaired, our ability to originate or acquire loans on an automated basis could be delayed or reduced. Any substantial delay and reduction in our mortgage loan acquisitions and originations will reduce our net earnings for the applicable period.

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

Our reliance on third-party software for the implementation of IDASL exposes us to risks

We have a licensing agreement with a third-party vendor for the use of hardware and software for IDASL. All of our correspondents are submitting loans through IDASL and all of our wholesale loans delivered by brokers are directly underwritten through the use of IDASL. The termination or impairment of this license could result in delays and reductions in the acquisition and origination of mortgage loans until equivalent hardware and software could be licensed and integrated, if at all possible, which may harm our business. In addition, we would be harmed if the provider from whom we license software ceases to deliver and support reliable products, enhance their current products or respond to emerging industry standards. If the hardware or software provided by our vendor fails for any reason, and the back-up hardware and software is not implemented in a timely manner, it may also delay and reduce those mortgage loan acquisitions and originations done through IDASL. The third-party hardware and software also may not continue to be available to us on commercially reasonable terms or at all. Any substantial delay and reduction in our mortgage loan acquisitions and originations will reduce our net earnings for the applicable period.

Competition for mortgage loans is intense and may adversely affect our operations

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

     Consolidation in the mortgage banking industry may adversely affect us by reducing the number of current customers of our mortgage operations and our potential customer base. As a result, we may have to purchase a larger percentage of mortgage loans from a smaller number of customers, which may reduce our profit margins, or increase the cost to acquire these types of loans.

We are exposed to potential credit losses in providing warehouse financing

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

We may not pay dividends to stockholders

     REIT provisions of the Internal Revenue Code generally require us to distribute to our stockholders at least 90% of all of our taxable income. These provisions restrict our ability to retain earnings and thereby renew capital for our business activities. We may decide at a future date to terminate our REIT status, which would cause us to be taxed at the corporate level, and cease paying regular dividends.

     In addition, for any year that we do not generate taxable income, we are not required to declare and pay dividends to maintain our REIT status. For instance, due to losses incurred in 2000, we did not declare any dividends from September 2000 until September 25, 2001.

     To date, a portion of our taxable income and cash flow has been attributable to our receipt of dividend distributions from Impac Funding Corporation, our mortgage operations affiliate. Impac Funding Corporation is not a REIT and is not, therefore, subject to the above-described REIT distribution requirements. Because Impac Funding Corporation is seeking to retain earnings to fund the future growth of our mortgage operations business, its board may decide that Impac Funding Corporation should cease making dividend distributions in the future. This would materially reduce the amount of our taxable income and, in turn, would reduce the amount we would be required to distribute as dividends.

We may be exposed to potential alternative minimum tax liability

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

Delayed mortgage loan sales or securitization closings could have a material adverse effect on our operations

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

Our share prices have been and may continue to be volatile

     Historically, the market price of our common stock has been volatile. During 2000, our stock reached a high of $4.38 per share on June 16 and June 22 and a low of $1.83 per share on December 5. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors including:

 .  the amount of dividends paid;

 .  availability of liquidity in the securitization market;

 .  loan sale pricing;

 .  calls by warehouse lenders or changes in warehouse lending rates;

 .  unanticipated fluctuations in our operating results;

 .  prepayments on mortgages;

 .  valuations of securitization related assets;

 .  cost of funds; and

 .  general market conditions.

     In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the common stock of mortgage REIT companies such as ours. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. If our results of operations fail to meet the expectations of securities analysts or investors in a future quarter, the market price of our common stock could also be materially adversely affected and we may experience difficulty in raising capital.

If actual prepayments or defaults with respect to mortgage loans serviced occurs more quickly than originally assumed, the value of our mortgage servicing rights would be subject to downward adjustment

     When we purchase loans that include the associated servicing rights, the allocated cost of the servicing rights is reflected on our financial statements as mortgage servicing rights. To determine the fair value of these servicing rights, we use assumptions to estimate future net servicing income including projected discount rates, mortgage loan prepayments and credit losses. If actual prepayments or defaults with respect to loans serviced occur more quickly than we originally assumed, we would have to reduce the carrying value of our mortgage servicing rights. We do not know if our assumptions will prove correct.

Our operating results may be adversely affected by the results of our hedging activities

To offset the risks associated with our mortgage operations, we enter into transactions designed to hedge our interest rate risks. To offset the risks associated with our long-term investment operations, we attempt to match the interest rate sensitivities of our adjustable rate mortgage assets held for investment with the associated financing liabilities. Our management determines the nature and quantity of the hedging transactions based on various factors, including market conditions and the expected volume of mortgage loan purchases. We do not limit management's use of certain instruments in such hedging transactions. While we believe that we are properly hedging our interest rate risk, the accounting for such hedging activities do not generally qualify for hedge accounting under accounting principles generally accepted in the United States of America and FAS 133. The effect of our hedging strategy may result in some volatility in our quarterly earnings as interest rates go up or down. The volatility in earnings is a result of our marking to market our hedges but not being allowed to mark to market the underlying loans related to the hedges in place. While we believe we are properly hedging our interest rate risk, we cannot assure you that our hedging transactions will offset our risks of losses.

A reduction in the demand for residential mortgage loans and our non-conforming loan products may adversely affect our operations

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

Our delinquency ratios and our performance may be adversely affected by the performance of parties who sub-service our loans

     We contract with third-party sub-servicers for the sub-servicing of all our loans, in which we retain servicing rights, including those in our securitizations. Our operations are subject to risks associated with inadequate or untimely servicing. Poor performance by a sub-servicer may result in greater than expected delinquencies and losses on our loans. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. Also, with respect to loans subject to a securitization, greater delinquencies would adversely impact the value of any interest-only, principal-only and subordinated securities we hold in connection with that securitization.

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

If we conduct future offerings the market price of our securities may be adversely affected

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

Sales of additional common stock may adversely affect its market price

     The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities.

We may be subject to possible adverse consequences as a result of limits on ownership of our shares

     Our charter limits ownership of our capital stock by any single stockholder to 9.5% of our outstanding shares unless waived by the board of directors. Our board of directors may increase the 9.5% ownership limit. In addition, to the extent consistent with the REIT provisions of the Internal Revenue Code, our board of directors may, pursuant to our articles of incorporation, waive the 9.5% ownership limit for a stockholder or purchaser of our stock. In order to waive the 9.5% ownership limit our board of directors must require the stockholder requesting the waiver to provide certain representations to the Company to ensure compliance with the REIT provisions of the Internal Revenue Code. Our charter also prohibits anyone from buying shares if the purchase would result in us losing our REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares or in five or fewer persons, applying certain broad attribution rules of the Internal Revenue Code, owning more than 50% (by value) of our shares. If you or anyone else acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Internal Revenue Code for REITs, we:

 .  will consider the transfer to be null and void;

 .  will not reflect the transaction on our books;

 .  may institute legal action to enjoin the transaction;

 .  will not pay dividends or other distributions with respect to those shares;

 .  will not recognize any voting rights for those shares;

 .  may redeem the shares; and

 . will consider the shares held in trust for the benefit of a charitable beneficiary as designated by us.

The trustee shall sell the shares held in trust and the owner of the excess shares will be entitled to the lesser of:

     (a)  the price paid by the owner;

     (b) if the owner did not purchase the excess shares, the closing price for the shares on the national securities exchange on which the company is listed; or

     (c)  the price received by the trustee from the sale of the shares.

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

ITEM 3.  LEGAL PROCEEDINGS

     On September 1, 2000, a complaint captioned Michael P. and Shellie Gilmor
v. Preferred Credit Corporation and Impac Funding Corporation, et. al. was filed in the United States District Court for the Western District of Missouri, Case No. 4-00-00795-SOW, as a purported class action lawsuit alleging that the defendants violated Missouri's Second Loans Act and Merchandising Practices Act. In July 2001, the Missouri complaint was amended to include IMH and other IMH-related entities. The plaintiffs in the Gilmor lawsuit are also alleging a defendant class action. On July 26, 2001, a complaint captioned James and Jill Baker, et al. v. Century Financial Group, Inc., et al., was filed in the Circuit Court of Clay County, Missouri, Case No. CV100-4294CC as a purported class action. This lawsuit alleges violations of Missouri's Second Loans Act and Merchandising Practices Act. The plaintiffs in the Baker action also allege a defendant class action. On August 2, 2001, a complaint captioned Frazier, et al.
v. Preferred Credit, et al., was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis, Case No. CT004762-01. This is also stated as a purported class action lawsuit alleging violations of

Tennessee's usury statute and Consumer Protection Act. On August 8, 2001, a complaint captioned Mattie L. Street v. PSB Lending Corp., et al., was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis, Case No. CT004888-01. The Street action is also stated as a purported class action lawsuit alleging violations of Tennessee's usury statute and Consumer Protection Act. On October 2, 2001, a complaint captioned Deborah Searcy, Shirley Walker, et. al. vs. Impac Funding Corporation, Impac Mortgage Holdings, Inc. et. al. was filed in the Wayne County Circuit Court, State of Michigan, as a purported class action lawsuit alleging that the defendants violated Michigan's Secondary Mortgage Loan Act, Credit Reform Act and Consumer Protection Act. Except for the Searcy case in Michigan, all of the foregoing cases have been removed to federal court. On October 10, 2001 a complaint captioned Hayes v Impac Funding Corporation, et al was filed in the Circuit Court of Vanderburgh County, Indiana as Case No. 82C01-0110-CP580. This is stated as a purported class action lawsuit alleging a violation of the Indiana Uniform Consumer Credit Code when the loans were originated. On November 30, 2001 a complaint captioned Garry Lee Skinner and Judy Cooper Skinner, et al. v. Preferred Credit, et al. was filed in the Superior Court of Durham County, North Carolina as Case No. 1CV-05596. This is stated as a purported class action alleging a violation of the North Carolina Interest Statutes and Unfair and Deceptive Trade Practices Act when the secondary mortgage loans were originated by the defendants.

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

     Additionally, on November 26, 2001, a complaint captioned Sumner N. Doxie
v. Impac Funding Corp. was filed in the Circuit Court of Cook County, Illinois as Case No. 01L015153, which was subsequently removed to the United States District Court for the Northern District of Illinois, Eastern Division, as Case No. 01C9835. This is stated as a purported class action alleging consumer fraud in connection with the defendant's practice of charging appraisal review fees on its mortgage loans, and alleging violations of the Illinois Consumer Fraud Act for the unauthorized practice of law by performing document preparation services for a fee in connection with its mortgage loans. The plaintiffs in the lawsuit are seeking damages that include punitive damages, actual damages, compensatory damages, exemplary damages, punitive damages, attorney's fees, and litigation costs.

     The Company believes that it has meritorious defenses to the above claims and intends to defend these claims vigorously. Nevertheless, litigation is uncertain, and the Company may not prevail in the lawsuits and can express no opinion as to its ultimate outcome.

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

Real Estate Mortgage Investment Conduits

     IFC issued five REMICs during the year ended December 31, 2000. The following table presents selected information on the issuance of REMICs during 2000 (dollars in millions):

       Issue Date              Issuance Name                       Issuance Amount    Principal Amount
       ----------              -------------                       ---------------    ----------------
         3/27/00    Impac Secured Assets Trust 2000-1.........          $271.7             $275.8
         6/27/00    Impac Secured Assets Trust 2000-2.........           269.5              275.0
         9/26/00    Impac Secured Assets Trust 2000-3.........           344.7              349.9
        11/20/00    Impac Secured Assets Trust 2000-4.........           200.0              200.0
        12/21/00    Impac Secured Assets Trust 2000-5.........           200.0              200.0

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

     The Company believes that increased loan production by the Mortgage Operations was due to the Company's superior loan programs and services offered by the Mortgage Operations, and also partly due to the success of the Company's automated underwriting system, called IDASL, which stands for Impac Direct Access System for Lending. IDASL has exceeded, and continues to exceed, the Company's initial expectations as loan submissions through IDASL by the Mortgage Operations' correspondent sellers and wholesale brokers has increased each quarter since IDASL's implementation during the first quarter of 2000. Loan submissions during the fourth quarter of 2000 averaged $555.5 million per month in loan volume as compared to $438.0 million per month during the third quarter of 2000 and $236.0 million per month during the second quarter of 2000. By December 31, 2000, substantially all of IFC's correspondent sellers were submitting loans through IDASL and 100% of all wholesale loans delivered by brokers were directly underwritten through IDASL. IDASL is not a lead generator for mortgage brokers. IDASL allows our customers to pre-qualify borrowers for various loan programs based on criteria requested from the borrower and renders an automated underwriting decision by issuing an approval of the mortgage loan or a referral for further review or additional information. IDASL has an integrated credit-reporting interface that provides the Company's customers with a very competitive tool enabling them to render a loan decision at point of sale. IDASL dramatically increases efficiencies not only for our customers but also for the Mortgage Operations by significantly decreasing the processing time for a mortgage loan, while improving employee production and maintaining superior customer service, which together leads to higher closing ratios, improved profit margins and increased profitability at all levels of its business operations. Most importantly, IDASL allows the Mortgage Operations to move closer to its borrowers with minimal future capital investment while maintaining centralization, a key factor in the success of the Company's operating strategy.

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

     The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings for the years ended December 31, 2000 and 1999 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                        For the year ended December 31, 2000             For the year ended December 31, 1999
                                     -------------------------------------------     ----------------------------------------------
                                     Average            Weighted Avg.    % of        Average                Weighted Avg.   % of
                                     Balance   Interest    Yield       Portfolio     Balance    Interest      Yield       Portfolio
                                     -------   --------    -----       ---------     -------    --------      -----       ---------
MORTGAGE ASSETS
---------------
Subordinated securities
 collateralized by mortgages...   $   57,651   $  7,249       12.57%       3.21%    $   87,107   $ 12,604      14.47%     5.56%
Subordinated securities
 collateralized by other loans..       2,871        273        9.51        0.16          7,433        834      11.22      0.47
                                  ----------   --------                             ----------   --------
  Total investment securities...       60,522      7,522       12.43        3.37         94,540     13,438      14.21      6.03
                                  ----------   --------                             ----------   --------
Loan receivables:
CMO collateral.................    1,198,478     85,923        7.17       66.69      1,119,813     74,096       6.62      71.48
Mortgage loans
 held-for-investment...........      119,326      8,966        7.51        6.64         34,767      2,345       6.74       2.22
Finance receivables:
Affiliated.....................      284,070     28,044        9.87       15.80        232,741     19,566       8.41      14.86
Non-affiliated.................      134,741     14,280       10.60        7.50         84,783      7,779       9.18       5.41
                                  ----------   --------                             ----------   --------
 Total finance receivables.....      418,811     42,324       10.11       23.30        317,524     27,345       8.61      20.27
                                  ----------   --------                             ----------   --------
 Total Loan Receivables........    1,736,615    137,213        7.90       96.63      1,472,104    103,786       7.05      93.97
                                  ----------   --------                             ----------   --------
Total Mortgage Assets..........   $1,797,137   $144,735        8.05%     100.00%    $1,566,644   $117,224       7.48%    100.00%
                                  ==========   ========                             ==========   ========
BORROWINGS
----------
CMO Borrowings.................   $1,100,151   $ 80,287        7.30%      67.06%    $1,017,992   $ 65,212       6.41%     74.25%
Reverse repurchase
 agreements-mortgages..........      513,987     39,216        7.63       31.33        331,179     21,545       6.51      24.16
Borrowings secured by
 investment securities.........       26,350      3,217       12.21        1.61          6,445        686      10.64       0.47
Reverse repurchase
 agreements-securities.........           --         --          --          --         15,377        998       6.49       1.12
                                  ----------   --------                             ----------   --------
Total Borrowings on Mortgage
 Assets........................   $1,640,488   $122,720        7.48%     100.00%    $1,370,993   $ 88,441       6.45%    100.00%
                                  ==========   ========                             ==========   ========
Net Interest Spread (1)........                                0.57%                                            1.03%
Net Interest Margin (2)........                                1.23%                                            1.84%
------------------------

(1) Calculated by subtracting the yield on total borrowings of Mortgage Assets from the yield on total Mortgage Assets.

(2) Calculated by subtracting interest on total borrowings on Mortgage Assets from interest on total Mortgage Assets and dividing the result by the average balance of total Mortgage Assets.

     Interest income on Mortgage Assets: Interest income on CMO collateral increased 16% to $85.9 million during 2000 as compared to $74.1 million during 1999 as average CMO collateral increased 9% to $1.2 billion as compared to $1.1 billion, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $943.6 million during 2000, which were collateralized by $952.8 million of mortgages, as compared to CMOs totaling $298.1 million, which were collateralized by $316.2 million of mortgages, during 1999. The issuance of new CMO collateral was partially offset by mortgage loan prepayments, which were $309.7 million during 2000 as compared to $490.0 million during 1999. Prepayments on CMO collateral was 25% CPR during 2000 as compared to 37% CPR during 1999 as rising interest rates during 2000 and the acquisition of loans with prepayment penalties slowed down the pace of loan prepayments during 2000. The acquisition of $213.9 million, or 50%, of mortgages acquired during 2000 by the Long-Term Investment Operations with prepayment penalties and $222.9 million, or 35%, of mortgages acquired with prepayment penalties during 1999 contributed to less volatility in loan prepayments during 2000. The Company expects that the higher percentage of mortgages acquired for long-term investment with prepayment penalties will continue to lead to less volatility in loan prepayment rates.

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

     Interest income on mortgage loans held-for-investment increased 291% to $9.0 million during 2000 as compared to $2.3 million during 1999 as average mortgage loans held-for-investment increased 243% to $119.3 million as compared to $34.8 million, respectively. Average mortgage loans held-for-investment increased during 2000 as the Long-Term Investment Operations held and accumulated mortgage loans over a longer period of time before completing CMOs as compared to during 1999 when the Company's focus was more towards increased liquidity and reduced leverage. Additionally, the increase in interest income on mortgage loans held-for-investment during 2000 benefited by an increase in the weighted average yield, which increased to 7.51% during 2000 as compared to 6.74% during 1999 as interest rates rose. Interest income on mortgage loans held-for-investment also includes the effect of amortization of net premiums paid in acquiring the mortgage loans. As of December 31, 2000, net discounts on mortgage loans held-for-investment was $208,000 as compared tonet premiums of $2.0 million as of December 31, 1999.

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

     The following table summarizes the unpaid principal balance of the Company's non-performing assets included in its mortgage loan portfolios for the periods shown (in thousands):

                                                                                             At December 31,
                                                                                     ----------------------------
                                                                                        2000               1999
                                                                                     ----------         ---------
Mortgage Loans Held-for-Sale:
 Non-accrual...............................................................            $ 3,680            $ 2,572
 Other real estate owned...................................................                148                 --
                                                                                       -------            -------
 Total mortgage loans held-for-sale........................................              3,828              2,572
                                                                                       -------            -------
Mortgage Loans Held-for-Investment:
 Non-accrual...............................................................             10,197              8,229
 In process foreclosures...................................................              3,168                306
                                                                                       -------            -------
 Total mortgage loans held-for-investment..................................             13,365              8,535
                                                                                       -------            -------
CMO collateral:
 Non-accrual...............................................................             28,798             42,792
 Other real estate owned...................................................              3,883              9,411
                                                                                       -------            -------
 Total CMO collateral......................................................             32,681             52,203
                                                                                       -------            -------
  Total mortgage loan portfolios...........................................            $49,874            $63,310
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

     The following table summarizes the unpaid principal balance of the Company's delinquent mortgage loans included in its mortgage loan portfolios for the periods shown (in thousands):

                                                                                              At December 31,
                                                                                      -----------------------------
                                                                                          2000              1999
                                                                                      -----------         ---------
Mortgage Loans Held-for-Sale:
 60-89 days delinquent.....................................................            $   861            $ 1,838
 90 or more days delinquent (1)............................................              3,680              2,572
                                                                                       -------            -------
 Total mortgage loans held-for-sale........................................              4,541              4,410
                                                                                       -------            -------
Mortgage Loans Held-for-Investment:
 60-89 days delinquent.....................................................                115              1,453
 90 or more days delinquent (1)............................................             10,197              8,229
                                                                                       -------            -------
 Total mortgage loans held-for-investment..................................             10,312              9,682
                                                                                       -------            -------
CMO collateral:
 60-89 days delinquent.....................................................             25,098             12,398
 90 or more days delinquent (1)............................................             28,798             42,792
                                                                                       -------            -------
 Total CMO collateral......................................................             53,896             55,190
                                                                                       -------            -------
  Total mortgage loan portfolios...........................................            $68,749            $69,282
                                                                                       =======            =======
----------------------

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

     The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings for the years ended December 31, 1999 and 1998 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                       For the year ended December 31, 1999            For the year ended December 31, 1998
                                  ---------------------------------------------   ---------------------------------------------
                                                           Weighted                                        Weighted
                                    Average                  Avg.        % of       Average                  Avg.        % of
                                    Balance    Interest     Yield     Portfolio     Balance    Interest     Yield     Portfolio
                                  ----------   --------    --------   ---------   ----------   --------    ---------  ---------
MORTGAGE ASSETS
---------------
Subordinated securities
 collateralized by mortgages....  $   87,107   $ 12,604     14.47%       5.56%    $   88,544   $ 11,219      12.67%      4.47%
Subordinated securities
 collateralized by other loans..       7,433        834     11.22        0.47          5,364        709      13.22       0.27
                                  ----------   --------                           ----------   --------
  Total investment securities
    available-for-sale..........      94,540     13,438     14.21        6.03         93,908     11,928      12.70       4.74
                                  ----------   --------                           ----------   --------

Loan receivables:
CMO collateral..................   1,119,813     74,096      6.62       71.48      1,244,458     92,011       7.39      62.87
Mortgage loans held-for-
 investment.....................      34,767      2,345      6.74        2.22        149,131     14,373       9.64       7.54
Finance receivables:
 Affiliated.....................     232,741     19,566      8.41       14.86        403,935     34,166       8.46      20.41
 Non-affiliated.................      84,783      7,779      9.18        5.41         87,855      8,242       9.38       4.44
  Total finance receivables.....     317,524     27,345      8.61       20.27        491,790     42,408       8.62      24.85
  Total Receivables Loan........   1,472,104    103,786      7.05       93.97      1,885,379    148,792       7.89      95.26
                                  ----------   --------                           ----------   --------
Total Mortgage Assets...........  $1,566,644   $117,224      7.48%     100.00%    $1,979,287   $160,720       8.12%    100.00%
                                  ==========   ========                           ==========   ========

BORROWINGS
----------
CMO Borrowings..................  $1,017,992   $ 65,212      6.41%      74.25%    $1,153,985   $ 76,309       6.61%     64.63%
Reverse repurchase
 agreements-mortgages...........     331,179     21,545      6.51       24.16        605,486     40,439       6.68      33.91
Borrowings secured by
 investment securities..........       6,445        686     10.64        0.47             --         --         --         --
Reverse repurchase
 agreements-securities..........      15,377        998      6.49        1.12         26,051      1,700       6.53       1.46
                                  ----------   --------                           ----------   --------
Total Borrowings on
 Mortgage Assets................  $1,370,993   $ 88,441      6.45%     100.00%    $1,785,522   $118,448       6.63%    100.00%
                                  ==========   ========                           ==========   ========
Net Interest Spread (1).........                             1.03%                                            1.49%
Net Interest Margin (2).........                             1.84%                                            2.14%

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

     The following table summarizes the unpaid principal balance of the Company's non-performing assets included in its mortgage loan portfolios for the periods shown (in thousands):

                                                       At December 31,
                                                   -----------------------
                                                    1999            1998
                                                   -------         -------
Mortgage Loans Held-for-Sale:
 Non-accrual....................................   $ 2,572         $15,328
 Other real estate owned........................        --              --
                                                   -------         -------
  Total mortgage loans held-for-sale............     2,572          15,328
                                                   -------         -------

Mortgage Loans Held-for-Investment:
 Non-accrual....................................     8,229           6,870
 In process foreclosures........................       306           1,437
                                                   -------         -------
  Total mortgage loans held-for-investment......     8,535           8,307
                                                   -------         -------

CMO collateral:
 Non-accrual....................................    42,792          49,305
 Other real estate owned........................     9,411           7,739
                                                   -------         -------
  Total CMO collateral..........................    52,203          57,044
                                                   -------         -------
    Total mortgage loan portfolios..............   $63,310         $80,679
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

     The following table summarizes the unpaid principal balance of the Company's delinquent mortgage loans included in its mortgage loan portfolios for the periods shown (in thousands):

                                                   At December 31,
                                                  ------------------
                                                   1999       1998
                                                  -------    -------
Mortgage Loans Held-for-Sale:
 60-89 days delinquent..........................  $ 1,838    $ 1,448
 90 or more days delinquent (1).................    2,572     15,328
                                                  -------    -------
  Total mortgage loans held-for-sale............    4,410     16,776
                                                  -------    -------

Mortgage Loans Held-for-Investment:
 60-89 days delinquent..........................    1,453        271
 90 or more days delinquent (1).................    8,229      6,870
                                                  -------    -------
  Total mortgage loans held-for-investment......    9,682      7,141
                                                  -------    -------

CMO collateral:
 60-89 days delinquent..........................   12,398     18,695
 90 or more days delinquent (1).................   42,792     49,305
                                                  -------    -------
  Total CMO collateral..........................   55,190     68,000
                                                  -------    -------
    Total mortgage loan portfolios..............  $69,282    $91,917
                                                  =======    =======

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

     Liquidity provided by balance sheet restructuring and operating activities was used to repurchase $2.3 million of the Company's Common Stock, pay preferred and cash dividends of $13.7 million and grow the balance sheet. However, the Company did not declare a common stock dividend during the fourth quarter of 2000 and plans to utilize its tax loss carry forwards during 2001. The Company believes that it is prudent to take advantage of its tax loss carry forwards and retain capital to continue the expansion and growth of its core operating businesses. The Company believes that the retention of earnings will allow the Company to increase its assets and book value during 2001. The Company will likely need to pay common stock dividends in 2002 as the tax loss carry forwards are expected to be completely used. The Company believes that current liquidity levels, available financing facilities, liquidity provided by operating activities and the retention of earnings, as projected for 2001, will adequately provide for the Company's projected funding needs and asset growth. However, any future margin calls and, depending upon the state of the mortgage industry, terms of any sale of Mortgage Assets may adversely affect the Company's ability to maintain adequate liquidity levels or may subject the Company to future losses.

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

     Warehouse Lending Operations: The Warehouse Lending Operations finances the acquisition of mortgage loans by the Long-Term Investment Operations and Mortgage Operations primarily through borrowings on reverse repurchase agreements with third party lenders. IWLG has an uncommitted repurchase facility with a major investment bank to finance the Warehouse Lending Operations as needed. The repurchase facility has no expiration date. Terms of the reverse repurchase agreement requires that the mortgages be held by an independent third party custodian giving the Warehouse Lending Operations the ability to borrow against the collateral as a percentage of the outstanding principal balance. The borrowing rates vary from 85 basis points to 200 basis points over one-month LIBOR, depending on the type of collateral provided. The margins on the reverse repurchase agreement is based on the type of mortgage collateral provided and generally range from 70% to 98% of the fair market value of the collateral. At December 31, 2000, the Warehouse Lending Operations had $398.7 million outstanding on the reverse repurchase facility.

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

     (b) Reports on Form 8-K--None

     (c) Exhibits

23.1      Consent of KPMG LLP for Impac Mortgage Holdings, Inc.
23.2      Consent of KPMG LLP for Impac Funding Corporation

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 15th day of January, 2002.

                                    IMPAC MORTGAGE HOLDINGS, INC.

                                    by /s/ RICHARD J. JOHNSON
                                       ----------------------
                                    Richard J. Johnson
                                    Executive Vice President and Chief Financial
                                    Officer