Form 10-K
period 2001-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2002-04-01
CIK 1000298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ________.

                         Commission File Number: 1-14100

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

       Title of each class             Name of each exchange on which registered
  Common Stock $0.01 par value                  American Stock Exchange
 Preferred Share Purchase Rights                American Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

      On March 27, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $365.4 million, based on the closing sales price of common stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. There were 39,409,663 shares of Common Stock outstanding as of March 27, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Definitive Proxy Statement issued in connection with the 2002 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III.

                          IMPAC MORTGAGE HOLDINGS, INC.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS............................................................  1
ITEM 2.  PROPERTIES.......................................................... 32
ITEM 3.  LEGAL PROCEEDINGS................................................... 32
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 33

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS............................................................. 34
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA................................ 35
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................... 39
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......... 65
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 70
ITME 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE................................................ 70

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 71
ITEM 11. EXECUTIVE COMPENSATION.............................................. 71
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...... 71
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 71

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..... 72

SIGNATURES................................................................... 75

                                     PART I

Forward-Looking Information

      This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "'may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, adverse economic conditions, changes in interest rates, changes in the difference between short-term and long-term interest rates, changes in prepayment rates, changes in assumptions regarding estimated fair value amounts, the availability of financing and, if available, the terms of any financing. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Annual Report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1. BUSINESS

      Unless the context otherwise requires, the terms "Company," "we," "us," and "our" refer to Impac Mortgage Holdings, Inc., a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp., or "IMH Assets," Impac Warehouse Lending Group, Inc., or "IWLG," and its affiliate Impac Funding Corporation, or "IFC," together with its wholly-owned subsidiaries Impac Secured Assets Corp. and Novelle Financial Services, Inc. References to Impac Mortgage Holdings, Inc., or "IMH," are made to differentiate IMH, the publicly traded company, as a separate entity from IMH Assets, IWLG and IFC.

General

      We are a mortgage real estate investment trust, or "REIT." Together with our subsidiaries and affiliate, IFC, we are a nationwide acquirer and originator of non-conforming Alt-A mortgage loans. "Alt-A" mortgage loans consist primarily of mortgage loans that are first lien mortgage loans made to borrowers whose credit is generally within typical Federal National Mortgage Association, or "Fannie Mae," and the Federal Home Loan Mortgage Corporation, or "Freddie Mac," guidelines, but that have loan characteristics that make them non-conforming under those guidelines. For instance, the loans may have higher loan-to-value, or "LTV," ratios than allowable or may have excluded certain documentation or verifications. Therefore, in making our credit decisions, we are more reliant upon the borrower's "credit score" and the adequacy of the underlying collateral. We believe that non-conforming Alt-A mortgage loans provide an attractive net earnings profile by producing higher yields without commensurately higher credit losses than other types of mortgage loans. Since 1999, we have acquired and originated primarily non-conforming Alt-A mortgage loans. We also provide warehouse and repurchase financing to originators of mortgage loans. Our goal is to generate consistent reliable income for distribution to our stockholders primarily from the earnings of our core businesses.

      We operate three core businesses:

      .     long-term investment operations;

      .     mortgage operations; and

      .     warehouse lending operations.

      Our long-term investment operations invest primarily in non-conforming Alt-A mortgages. This business primarily generates net interest income on its mortgage loan and investment securities portfolios. Our investment in non-conforming Alt-A mortgage loans is financed with collateralized mortgage obligations, or "CMO," financing, warehouse facilities and proceeds from the sale of capital stock.

      Our mortgage operations acquire, originate, sell and securitize primarily non-conforming Alt-A mortgage loans. Our mortgage operations generate income by securitizing and selling loans to permanent investors, including our long-term investment operations. This business also earns revenues from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on loans held for sale. Our mortgage operations primarily use warehouse lines of credit to finance the acquisition and origination of mortgage loans.

      Our warehouse lending operations provide short-term financing to mortgage loan originators by funding mortgage loans from their closing date until they are sold to pre-approved investors, including our long-term investment operations. Our warehouse lending operations earn fees, as well as a spread, from the difference between its cost of borrowings and the interest earned on advances.

      Generally, we seek to acquire non-conforming Alt-A mortgage loans funded with facilities provided by our warehouse lending operations, which provides synergies with our long-term investment operations and mortgage operations.

Long-Term Investment Operations

      The long-term investment operations, conducted by IMH and IMH Assets, a wholly-owned specialty purpose entity through which IMH conducts its CMO borrowings, invests primarily in non-conforming Alt-A mortgage loans and mortgage-backed securities secured by or representing interests in mortgage loans. Non-conforming Alt-A mortgage loans are residential mortgages that generally do not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac. Some of the principal differences between conforming loans and non-conforming Alt-A mortgage loans are as follows:

      .     credit and income histories of the mortgagor;

      .     documentation required for approval of the mortgagor; and

      .     applicable loan-to-value ratios.

      Income is primarily earned from net interest income received by the long-term investment operations on mortgage loans and mortgage-backed acquired and held in its investment portfolio. Mortgage loans and mortgage-backed securities are financed with borrowings provided from CMOs, warehouse facilities, which are referred to as reverse repurchase agreements, borrowings secured by mortgage-backed securities and capital. The mortgage operations supports the investment objectives of the long-term investment operations by supplying mortgage loans at prices that are comparable to those available through investment bankers and other third parties. We believe that purchasing our loans acquired and originated by our mortgage operations affords us a competitive advantage because of our historical understanding of the underlying credit of these loans and the extensive information on the performance and prepayment patterns of these types of loans.

Mortgage Loan Investment Portfolio

      The long-term investment operations primarily invest in non-conforming Alt-A mortgage loans that are acquired from our mortgage operations. We believe that non-conforming Alt-A mortgage loans provide an attractive net earnings profile by producing higher yields without commensurately higher credit risks than other types of mortgage loans. We primarily acquire and originate non-conforming "A" or "A-" credit quality loans, collectively, Alt-A loans. As defined by us, A credit quality mortgage loans generally have a credit score of 640 or better and A- credit quality mortgage loans generally have a credit score of between 600 and 639. We believe that by improving the overall credit quality of our mortgage loan investment portfolio we can more consistently generate a higher level of future cash flow and earnings. To a lesser extent, the long-term investment operations acquire "B" and "C" credit quality mortgage loans, collectively, "B/C loans." B/C loans generally have a credit score of 599 and below.

      Non-conforming Alt-A mortgages that we acquire for long-term investment are primarily adjustable-rate mortgage loans, or "ARMs," and hybrid adjustable-rate mortgage loans, or "hybrid ARMs." ARMs are generally fully amortizing mortgage loans with maturity periods ranging from 15 to 30 years. The interest rate on ARMs are typically tied to an index, such as six-month London Interbank Offered Rate, or "LIBOR," plus a spread and adjust periodically. ARMs are typically subject to lifetime interest rate caps and periodic interest rate and payment caps. The interest rates on ARMs are typically lower than the average comparable fixed-rate mortgage loan, or "FRM," initially, but may be higher than average comparable FRMs over the life of the loan. Hybrid ARMs are generally fully amortizing loans with maturity periods also ranging from 15 to 30 years. Hybrid ARMs have an initial fixed-rate period, generally ranging from two to five years, which subsequently adjust to ARMs.

Investments in Mortgage-Backed Securities

      Since 1998, our investment strategy has been to only acquire or invest in mortgage-backed securities that are secured by non-conforming Alt-A mortgage loans underwritten and acquired and originated by our mortgage operations due to our understanding of the underlying credit of these loans and their historical performance. However, since 1999, we have acquired no mortgage-backed securities from the mortgage operations and pursuant to our current investment policy, we no longer acquire or invest in interest-only, principal-only or subordinate mortgage-backed securities. Prior to 1998 and in connection with the issuance of mortgage-backed securities by the mortgage operations in the form of real estate mortgage investment conduits, or "REMICs," the long-term investment operations acquired senior or subordinated securities as regular interests on a short-term or long-term basis. Also, prior to 1998, the long-term investment operations acquired subordinated mortgage-backed securities issued by third parties. These securities or investments may subject us to credit, interest rate and prepayment risks. In general, subordinated classes of a particular series of securities bear all losses prior to the related senior classes. Losses in excess of expected losses at the time such securities are purchased would adversely affect our yield on these securities and could result in failure to recoup our initial investment.

Financing

      We primarily finance our long-term investment portfolio as follows:

      .     issuance of CMOs;

      .     short-term borrowings under reverse repurchase agreements;

      .     borrowings secured by mortgage-backed securities; and

      .     proceeds from the sale of capital stock.

      Collateralized Mortgage Obligations. As we accumulate mortgage loans in our long-term investment portfolio, we may issue CMOs secured by the loans as a means of financing our long-term investment operations. The decision to issue CMOs is based on our current and future investment needs, market conditions and other factors. For accounting and tax purposes, the mortgage loans financed through the issuance of CMOs are treated as assets, and the CMOs are treated as debt, when for accounting purposes the CMO qualifies as a financing arrangement. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt, and any investment income on loan collateral. The long-term investment operations earn net interest spread between interest income on mortgage loans securing CMOs and interest and other expenses associated with CMO financing. Net interest spreads may be directly impacted by levels of early prepayment of underlying mortgage loans and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates.

      When we issue CMOs for financing purposes, we seek an investment grade rating for our CMOs by a nationally recognized rating agency. To secure such a rating, it is often necessary to pledge collateral in excess of the principal amount of the CMOs to be issued, or to obtain other forms of credit enhancements such as additional mortgage loan insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided, the interest rates paid, the geographic concentration of the mortgaged property securing the collateral, and other criteria established by the rating agencies. The pledge of additional collateral reduces our capacity to raise additional funds through short-term secured borrowings or additional CMOs, and diminishes the potential expansion of our investment portfolio. As a result, our objective is to pledge additional collateral for CMOs only in the amount required to obtain an investment grade rating for our CMOs by a nationally recognized rating agency. Our total loss exposure is limited to the equity invested in the CMOs at any point in time.

      We believe that under prevailing market conditions the issuance of CMOs that do not receive an investment grade rating would require payment of an excessive yield to attract investors. Our CMOs typically are structured as adjustable rate securities that are indexed to one-month LIBOR and fixed rate securities with interest payable monthly. Interest rates on adjustable rate CMOs can range from a low of 0.26% over one-month LIBOR on "AAA" credit rated bonds to a high of 3.60% over one-month LIBOR on "BBB" credit rated bonds. As of December 31, 2001, interest rates on adjustable rate CMOs ranged from 0.26% to 2.40% over one-month LIBOR, or 2.19% to 4.33%. Interest rates on fixed rate CMOs range from 6.65% to 7.25% depending on the class of CMOs issued. Certain CMOs are guaranteed to certificate holders by a mortgage loan insurer, which give the CMOs the highest rating established by a nationally recognized rating agency.

      Reverse Repurchase Agreements. Prior to the issuance of CMOs, we use reverse repurchase agreements as short-term financing as we accumulate loans at interest rates that are consistent with the our investment objectives. A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which we effectively pledge our mortgage loans and mortgage securities as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the reverse repurchase agreement, we are required to repay the loan and correspondingly we receive our collateral. Under reverse repurchase agreements, we retain the beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. Upon payment default, the lending party may liquidate the collateral. Our borrowing agreements require us to pledge cash, additional mortgage loans or additional securities backed by mortgage loans in the event the market value of existing collateral declines. We may be required to sell assets to reduce our borrowings to the extent that cash reserves are insufficient to cover such deficiencies in collateral.

      Borrowings Secured by Mortgage-Backed Securities. During 1999, we financed a portion of our mortgage-backed securities portfolio with principal-only notes, which had previously been financed with reverse repurchase agreements. The principal-only notes represent senior or subordinated interests in trust funds primarily consisting of a pool of mortgage loans. The principal-only notes represent non-recourse obligations. As of December 31, 2001, the outstanding balance of the principal-only notes was $17.1 million.

Hedging Activities

      We follow a hedging program intended to limit our exposure to changes in interest rates primarily associated with our CMO borrowings. Our primary objective is to hedge our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates on CMO borrowings resulting from the following:

      . interest rate adjustment limitations on mortgage loans due to periodic and lifetime interest rate cap features; and

      . mismatched interest rate adjustment periods of mortgage loans and CMO borrowings.

      We primarily acquire for long-term investment six-month LIBOR ARMs and hybrid ARMs. Six-month LIBOR ARMs are generally subject to periodic and lifetime interest rate caps. This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally six months, or over the life of the mortgage loan. Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1% per semiannual adjustment. Also, each ARM has a maximum lifetime interest rate cap. Generally, our borrowings are not subject to the same periodic or lifetime interest rate limitations. During a period of rapidly increasing or decreasing interest rates, our financing costs would increase or decrease at a faster rate than the periodic interest rate adjustments on our mortgage loans would allow, which could effect net interest income. In addition, if market rates were to exceed the maximum interest rates of our ARMs, our borrowing costs would increase while interest rates on ARMs would remain constant.

      Our mortgage loan portfolio is also subject to basis risk as the basis, or interest rate index, of our mortgage loans and our borrowings are tied to different interest indices. For instance, six-month LIBOR ARMs are indexed to six-month LIBOR while our CMO and reverse repurchase borrowings are indexed to one-month LIBOR. Therefore, we receive interest income based on six-month LIBOR plus a spread but pay interest expense based on one-month LIBOR plus a spread. These indices typically move in unison but may vary in unequal amounts.

      Our mortgage loan portfolio is subject to risk from the mismatched nature of interest rate adjustment periods on our mortgage loans and interest rates on the related borrowings. Our six-month LIBOR mortgage loans can adjust upwards or downwards every six months, subject to periodic cap limitations, while adjustable rate CMO borrowings adjust every month. Additionally, we have hybrid ARMs which have an initial fixed interest rate period generally ranging from two to three years, and to a lesser extent five years, which subsequently convert to six-month LIBOR ARMs. Again, during a rapidly increasing or decreasing interest rate environment, our financing costs would increase or decrease more rapidly than would interest rates on our mortgage loans, which would remain fixed until their next interest rate adjustment date.

      To mitigate our exposure to the effect of changing interest rates on our CMO borrowings, we acquire derivative instruments in the form of interest rate cap agreements, or "caps," interest rate floor agreements, or "floors," and interest rate swap agreements, or "swaps." We also simultaneously acquire caps and floors, which are referred to as "collars." These derivative instruments are referred to collectively as interest rate hedges, or "hedges." An interest rate cap or floor is a contractual agreement for which we pay a fee. If prevailing interest rates reach levels specified in the cap or floor agreement, we may either receive or pay cash. An interest rate swap is generally a contractual agreement that obligates one party to receive or make cash payments based on an adjustable rate index and the other party to receive or make cash payments based on a fixed rate. Swap agreements have the effect of fixing our borrowing costs on a similar amount of swaps and, as a result, we can reduce the interest rate variability of our borrowings. Our objective is to lock in a reliable stream of cash flows when interest rates fall below or rise above certain levels. For instance, when interest rates rise, our borrowing costs increase at greater speeds than the underlying collateral supporting the borrowings. These derivative instruments hedge the variability of forecasted cash flows attributable to CMO borrowings and protect net interest income by providing cash flows at certain triggers during changing interest rate environments. In all of our hedging transactions, counterparties must have a AAA credit rating as determined by various credit rating agencies.

      On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, or "SFAS 133," "Accounting for Derivative Instruments and Hedging Activities" accounting guidelines as established by the Financial Accounting Standards Board, or "FASB." The purpose of SFAS 133 was to establish accounting guidelines for financial assets that, prior to SFAS 133, did not appear on our financial statements. With the implementation of SFAS 133, the fair market value of hedges are reflected on our financial statements. On August 10, 2001, the Derivatives Implementation Group, or "DIG," of FASB published DIG G20, which further interpreted SFAS 133. On October 1, 2001, we adopted the provisions of DIG G20.

      Caps qualify as derivative instruments under provisions of SFAS 133. The hedging instrument is the specific LIBOR cap that is hedging the LIBOR based CMO borrowings. The nature of the risk being hedged is the variability of the cash flows associated with the LIBOR borrowings. Prior to adoption of DIG G20, caps were not effective hedges under SFAS 133 and, therefore, caps were marked to market each reporting period with the entire change in market value being recognized in non-interest expense on the statement of operations. However, upon adoption of DIG G20, net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20. Subsequent to the adoption of DIG G20, caps are considered effective hedges and are marked to market each reporting period with the entire change in market value being recognized in other comprehensive income on the balance sheet.

      Floors, swaps and collars qualify as cash flow hedges under the provisions of SFAS 133. The hedging instrument is the specific LIBOR floor, swap or collar that is hedging the LIBOR based CMO borrowings. The nature of the risk being hedged is the variability of the cash flows associated with the LIBOR borrowings. Prior to DIG G20, these derivatives were marked to market with the entire change in the market value of the intrinsic component recognized in other comprehensive income on the balance sheet each reporting period. The time value component of these agreements were marked to market and recognized in non-interest expense on the statement of operations. Subsequent to the adoption of DIG G20, there derivatives are marked to market with the entire change in the market value recognized in other comprehensive income on the balance sheet.

      Effectiveness of the hedges is measured by the fact that both the hedged item, CMO borrowings, and the hedging instrument is based on one-month LIBOR. As both instruments are tied to the same index, the hedge is expected to be highly effective both at inception and on an ongoing basis. We assess the effectiveness of the hedging instruments at the inception of the hedge and at each reporting period. Based on the fact that, at inception, the critical terms of the hedges and forecasted CMO borrowings are the same, we have concluded that the changes in cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives, subject to subsequent assessments that the critical terms have not changed.

Mortgage Operations

     The mortgage operations, conducted by IFC, Impac Lending Group, or "ILG," a division of IFC, and Novelle Financial Services, Inc., or "NFS," a subsidiary of IFC, primarily acquire and originate non-conforming Alt-A mortgage loans and B/C loans from correspondents, mortgage brokers and retail customers. IFC is the mortgage operations and includes correspondent business along with wholesale and retail business from ILG. After acquiring and originating loans through its production channels, the mortgage operations subsequently securitizes and sells loans to permanent investors, including the long-term investment operations. All mortgage loans acquired and originated by the mortgage operations are made available for sale to the long-term investment operations at prices that are substantially comparable to those available through third parties at the date of their sale and subsequent transfer.

      ILG began operations in January of 1999 and markets, underwrites, processes and funds mortgage loans for both wholesale and retail customers. ILG works directly with mortgage brokers to originate, underwrite and fund their mortgage loans. Many of ILG's wholesale customers cannot conduct business with the mortgage operations as correspondents because they do not meet the higher net worth requirements. Through the retail division, ILG markets mortgage loans directly to the public. ILG offers all of the same loan programs to its mortgage brokers and retail customers, including Progressive Series and Progressive Express, which are offered by IFC. NFS began operations in September of 2001 and primarily originates B/C loans and subsequently sells its loans to third party investors for cash gains.

      We can compete effectively with other non-conforming Alt-A mortgage loan conduits through our efficient loan purchasing process, flexible purchase commitment options and competitive pricing and by designing non-conforming Alt-A mortgage loans to suit the needs of our correspondents and mortgage brokers and their borrowers, which is intended to provide sufficient credit quality to our investors. As a non-conforming Alt-A mortgage conduit, the mortgage operations acts as an intermediary between the originators of mortgage loans that do not currently meet the guidelines for purchase by government-sponsored entities, such as, Fannie Mae and Freddie Mac, that guarantee mortgage-backed securities and permanent investors in mortgage-backed securities secured by or representing an ownership interest in mortgage loans. The mortgage operations also acts as a bulk purchaser of primarily non-conforming Alt-A mortgage loans.

      We believe that non-conforming Alt-A mortgages provide an attractive net earnings profile by producing higher yields without commensurately higher credit risks when compared to other types of mortgage loans. In addition, based on our experience in the mortgage banking industry and in the mortgage conduit business, we believe we provide mortgage loan correspondents and mortgage brokers with an expanded and competitively priced array of non-conforming Alt-A mortgages, timely purchasing of loans, mandatory, best efforts and optional rate-lock commitments, and flexible master commitments.

Marketing and Production

      Marketing Strategy. Our principle strategy is to expand our market position as a low-cost nationwide acquirer and originator of non-conforming Alt-A mortgage loans, while continuing to emphasize an efficient centralized operating structure. To help accomplish this, we have developed a web-based automated underwriting system called Impac Direct Access System for Lending, or "IDASL." IDASL substantially increases efficiencies for our customers and our mortgage operations by significantly decreasing the processing time for a mortgage loan, while improving employee productivity and maintaining superior customer service. We seek to increase our mortgage loan acquisitions and originations by providing innovative products, competitive pricing and superior customer service. We also focus on expansion opportunities to attract correspondent originators and mortgage brokers to our nationwide network in order to increase mortgage loan acquisitions and originations in a controlled manner. This allows us to shift the high fixed costs of interfacing with the homeowner to our correspondents and mortgage brokers. This marketing strategy is designed to accomplish three objectives, which are as follows:

      . attract a geographically diverse group of both large and small correspondent originators and mortgage brokers;

      . establish relationships with correspondents and mortgage brokers that facilitate their ability to offer a variety of loan products designed by the mortgage operations; and

      . purchase loans and securitize and sell them in the secondary market or to the long-term investment operations.

      As of March 13, 2002, we maintained relationships with 205 correspondent sellers and 1,695 mortgage brokers. Correspondents originate and close mortgage loans under our mortgage loan programs. Correspondents include mortgage bankers, savings and loan associations and commercial banks.

      In order to accomplish our production objectives, we design and offer loan products that are attractive to potential non-conforming Alt-A borrowers and to end-investors in non-conforming Alt-A loans and mortgage-backed securities. We have historically emphasized and continue to emphasize flexibility in our mortgage loan product mix as part of our strategy to attract and establish long-term relationships with our correspondents and mortgage brokers. We also maintain relationships with numerous end-investors so that we may develop products that may be of interest to them as market conditions change, which in turn may be offered through our correspondent network.

      In response to the needs of our correspondents, and as part of our strategy to facilitate the sale of our mortgage loans through the mortgage operations, our marketing strategy offers efficient response time in the purchase process, direct and frequent contact with our correspondents and mortgage brokers through a trained sales force and flexible commitment programs. Finally, due to the price sensitivity of most homebuyers, we are competitive in pricing our products in order to attract sufficient numbers of mortgage loans.

      Impac Direct Access System for Lending ("IDASL"). IDASL is not a lead generator for mortgage brokers, but is an interactive internet system that allows our customers to automatically underwrite loans, enabling our customers to pre-qualify borrowers for various loan programs and receive automated loan approval decisions. IDASL is intended to increase efficiencies not only for our customers but also for the mortgage operations by significantly decreasing the processing time for a mortgage loan. IDASL improves employee production and maintains superior customer service, which together leads to higher closing ratios, improved profit margins and increased profitability at all levels of our business operations. Most importantly, IDASL allows us to move closer to our correspondents and mortgage brokers with minimal future capital investment while maintaining centralization, a key factor in the success of our operating strategy.

      During 2001, average monthly volume of loans submitted through IDASL increased by 127% over loan submissions during 2000. Loan submissions during 2001 averaged $794.9 million per month in total loan volume as compared to $350.1 million per month during 2000. All of our correspondents submit loans through the use of IDASL and all wholesale loans delivered by mortgage brokers are directly underwritten through IDASL.

      The Progressive Series Loan Program. The underwriting guidelines utilized in the Progressive Series Loan Program, or "Progressive Series," as developed by the mortgage operations, are intended to assess the borrower's ability and willingness to repay the mortgage loan obligation and to assess the adequacy of the mortgaged property as collateral for the mortgage loan. Progressive Series is designed to meet the needs of borrowers with excellent credit, as well as those with credit that has been adversely affected. Progressive Series consists of six mortgage loan programs. Each program has different credit criteria, reserve requirements, qualifying ratios and LTV restrictions. Series I is designed with credit history and income requirements typical of A credit quality borrowers. In the event a borrower does not fit the series I criteria, the borrower's mortgage loan may be placed into either series II, III, IV, V or VI, depending on which series' mortgage loan parameters meets the borrower's unique credit profile. Series II, III, IV, V or VI allow for less restrictive standards because of certain compensating or offsetting factors such as a lower LTV, verified liquid assets, job stability, and, in the case of refinance mortgage loans, length of time owning the mortgaged property. The philosophy of Progressive Series is that no single borrower characteristic should automatically determine whether an application for a mortgage loan should be approved or disapproved. Lending decisions are based on a risk analysis assessment after the review of the entire mortgage loan file. Each mortgage loan is underwritten with emphasis placed on the overall quality of the mortgage loan. All Progressive Series borrowers are required to have debt service-to-income ratios not to exceed 45% to 60% depending on the mortgage loan program, which is calculated on the basis of monthly income, depending on the LTV of the mortgage loan.

      The Progressive Express Loan Program. We also developed an additional program to the Progressive Series, called the Progressive Express Loan Program, or "Progressive Express." The concept of Progressive Express is to underwrite loans focusing on the borrower's credit score, the borrower's ability and willingness to repay the mortgage loan obligation, and assessment of the adequacy of the mortgage property as collateral for the loan. Progressive Express offers six levels of mortgage loan programs. Progressive Express has a minimum credit score that must be met by the borrower's primary wage earner and does not allow for exceptions to the credit score requirement. The credit score requirement is as follows:

      .     Progressive Express I - above 680;

      .     Progressive Express II - 620-679;

      .     Progressive Express III - 601-619;

      .     Progressive Express IV - 581-600;

      .     Progressive Express V - 551-580; and

      .     Progressive VI - 500-550.

      Each Progressive Express program has different credit score requirements, credit criteria, reserve requirements, and LTV restrictions. Progressive Express I is designed for credit history and income requirements typical of A credit quality borrowers. In the event a borrower does not fit the Progressive Express I criteria, the borrower's mortgage loan may be placed into either Progressive Express II, III, IV, V or VI, depending on which series' mortgage loan parameters meets the borrowers unique credit profile.

      Mortgage Loans Acquired. A majority of mortgage loans acquired and originated by the mortgage operations are non-conforming Alt-A mortgage loans. Currently, the maximum principal balance for a conforming loan is $300,700. Loans that exceed such maximum principal balance are referred to as "jumbo loans." Non-conforming Alt-A mortgage loans generally consist of jumbo loans or other loans that are acquired and originated in accordance with underwriting or product guidelines that differ from those applied by Fannie Mae and Freddie Mac. Non-conforming Alt-A mortgage loans may involve greater risk as a result of different underwriting and product guidelines. A portion of mortgage loans purchased through the mortgage operations are B/C loans, which may entail greater credit risks than non-conforming Alt-A mortgage loans. We generally do not acquire or originate mortgage loans with principal balances above $750,000 for Alt-A credit quality loans and $500,000 for B/C loans.

      Non-conforming Alt-A mortgage loans acquired and originated by the mortgage operations pursuant to our underwriting programs typically differ from those purchased pursuant to the guidelines established by Fannie Mae and Freddie Mac. These differences are primarily with respect to documentation required for approval of the borrower, credit and income histories of the borrower and applicable loan-to-value ratios. To the extent that these programs reflect underwriting standards different from those of Fannie Mae and Freddie Mac, the performance of loans made may reflect higher delinquency rates and credit losses.

      Mortgage loans acquired by the mortgage operations are generally secured by first liens and, to a lesser extent, second liens on single family residential properties with either fixed or adjustable interest rates. FRMs have a constant interest rate over the life of the loan, which is generally 15 or 30 years. The interest rate on ARMs are typically tied to an index, such as six-month LIBOR plus a spread and adjust periodically. ARMs are typically subject to lifetime interest rate caps and periodic interest rate and payment caps. The interest rates on ARMs are typically lower than the average comparable FRM initially, but may be higher than average comparable FRMs over the life of the loan. Currently, we acquire or originate loans with the following most common loan characteristics:

      . FRMs that have original terms to maturity ranging from 15 to 30 years with two- to five-year prepayment penalty periods;

      . ARMs that adjust based on six-month LIBOR with terms to maturity ranging from 15 to 30 years with one- to five-year prepayment penalty periods; and

      . two- and three-year FRMs with terms to maturity ranging from 15 to 30 years that subsequently adjust to six-month LIBOR ARMs with one- to five-year prepayment penalty periods.

      Substantially all mortgage loans purchased by the mortgage operations fully amortize over their remaining terms, however, we may purchase mortgage loans with other interest rate and maturity characteristics.

      The credit quality of loans acquired and originated by the mortgage operations varies depending upon the specific program which loans are purchased. For example, a principal credit risk inherent in ARMs is the potential "payment shock" experienced by the borrower as rates rise, which could result in increased delinquencies and credit losses. As a general rule, mortgage loans with higher LTV ratios are vulnerable to higher delinquency rates given the borrower's lower equity investment in the underlying property. Limited documentation mortgage loans, by contrast, must meet more rigorous criteria for borrower credit quality in order to compensate for the reduced level of lender review with respect to the borrower's earnings history and capacity.

      In general, B/C loans are residential mortgage loans made to borrowers with lower credit ratings than borrowers of higher quality, Alt-A mortgage loans and are normally subject to higher rates of loss and delinquency than other non-conforming Alt-A mortgage loans acquired and originated by the mortgage operations. As a result, B/C loans normally bear a higher rate of interest and are typically subject to higher fees, including greater prepayment fees, than non-conforming Alt-A mortgage loans. In general, greater emphasis is placed upon the value of the mortgaged property and, consequently, the quality of appraisals, and less upon the credit history of the borrower in underwriting B/C loans than in underwriting Alt-A mortgage loans. In addition, B/C loans are generally subject to lower LTV ratios than Alt-A mortgage loans. Under the mortgage operations' B/C loan programs, underwriting authority is delegated only to correspondents who meet strict underwriting guidelines established by the mortgage operations.

      Our loan purchase activities are expected to continue to focus on those regions of the country where higher volumes of non-conforming Alt-A mortgage loans are originated, including California, Florida, Georgia, Texas, Illinois, Colorado, Washington, New Jersey, New York, and Virginia. The highest concentration of non-conforming Alt-A mortgage loans acquired and originated by the mortgage operations relates to properties located in California and Florida because of generally higher property values and mortgage loan balances. During the years ended December 31, 2001 and 2000, mortgage loans secured by California and Florida properties accounted for approximately 56% and 10%, respectively, and 40% and 13%, respectively, of mortgage loan acquisitions and originations.

      Of the $3.2 billion in mortgage loans acquired and originated during the year ended December 31, 2001, $1.3 billion, or 41%, were acquired from our top ten correspondents. During the year ended December 31, 2001, Express Lending accounted for $530.8 million, or 17%, of mortgage loans acquired and originated by the mortgage operations. No other sellers accounted for more than 10% of the total mortgage loans acquired and originated by the mortgage operations during the year ended December 31, 2001.

      The following table presents our loan acquisitions and originations by loan characteristic, excluding net premiums paid, for the periods shown (dollars in thousands):

                                                    For the Year Ended, December 31,
                                              --------------------------------------------
                                                       2001                    2000
                                              -------------------      -------------------
                                              Principle                Principle
                                                Balance        %         Balance        %
                                              ----------      ---      ----------      ---
By Loan Type:
    Fixed rate .........................      $1,570,225       50      $1,539,741       74
    Adjustable rate ....................       1,541,368       49         487,346       23
    Second trust deed ..................          43,074        1          51,737        3
                                              ----------      ---      ----------      ---
Total volume ...........................      $3,154,667      100      $2,078,824      100
                                              ==========      ===      ==========      ===

By Program:
    Progressive Express ................      $2,256,523       72      $1,668,802       80
    Progressive Series .................         758,565       24         286,422       14
    Other ..............................         139,579        4         123,600        6
                                              ----------      ---      ----------      ---
Total volume ...........................      $3,154,667      100      $2,078,824      100
                                              ==========      ===      ==========      ===

By Production Channel:
    Correspondent acquisitions .........      $2,383,018       75      $1,731,351       83
    Wholesale and retail originations ..         683,059       22         276,190       13
    Novelle Financial Services .........          88,590        3              --        0
    Bulk acquisitions ..................              --        0          71,283        4
                                              ----------      ---      ----------      ---
Total volume ...........................      $3,154,667      100      $2,078,824      100
                                              ==========      ===      ==========      ===

By Credit Quality:
    Alt-A loans ........................      $3,046,298       97      $1,999,246       96
    B/C loans ..........................         108,369        3          79,578        4
                                              ----------      ---      ----------      ---
Total volume ...........................      $3,154,667      100      $2,078,824      100
                                              ==========      ===      ==========      ===

By Purpose:
    Purchase ...........................      $1,938,715       61      $1,675,893       81
    Refinance ..........................       1,215,952       39         402,931       19
                                              ----------      ---      ----------      ---
Total volume ...........................      $3,154,667      100      $2,078,824      100
                                              ==========      ===      ==========      ===

By Prepayment Penalty:
    With prepayment penalty ............      $2,058,785       65      $1,104,154       53
    Without prepayment penalty .........       1,095,882       35         974,670       47
                                              ----------      ---      ----------      ---
Total volume ...........................      $3,154,667      100      $2,078,824      100
                                              ==========      ===      ==========      ===

      High Loan-to-Value Loans. High loan-to-value loans, or "125 loans," consist of second mortgage loans to qualified borrowers who have limited access to traditional mortgage-related financing generally because of a lack of equity in their homes. The loans are typically closed-end, usually 15 years, fixed rate, fully-amortizing loans secured by a second lien on the borrower's primary residence, and are typically used by consumers to pay-off credit card and other unsecured indebtedness. Almost all of these loans are made in excess of the value of the underlying collateral available to secure such loans, up to a maximum of 125% of the property's LTV ratio. Since December 31, 1997, we did not acquire or originate any 125 loans.

Purchase Commitment Process and Pricing

      Master Commitments. As part of our marketing strategy, we have established mortgage loan purchase commitments, or "Master Commitments," with sellers that, subject to certain conditions, entitle the seller to sell and obligate us to purchase a specified dollar amount of mortgage loans over a period generally ranging from six months to one year. The terms of each Master Commitment specify whether a seller may sell loans to us on a mandatory, best efforts or optional rate-lock basis. Master Commitments do not generally obligate us to purchase loans at a specific price, but rather provide the seller with a future outlet for the sale of its originated loans based on our quoted prices at the time of purchase. Master Commitments specify the types of mortgage loans the seller is entitled to sell to us and generally range from $2 million to $250 million in aggregate committed principal amount. The provisions of our seller/servicer guide are incorporated in each of the mortgage operations' Master Commitments and may be modified by negotiations between the parties. In addition, there are individualized Master Commitment options available to sellers, which include alternative pricing structures or specialized loan products. In order to obtain a Master Commitment, a seller may be asked to pay a non-refundable up-front or non-delivery fee, or both. As of December 31, 2001, we had outstanding Master Commitments with 156 sellers to purchase mortgage loans in the aggregate principal amount of $2.5 billion over periods ranging from six months to one year, of which $1.3 billion had been purchased or committed to be purchased pursuant to rate-locks.

      Sellers who have entered into Master Commitments may sell mortgage loans to us by executing individual, bulk or other rate-locks, or "rate-lock." Each rate-lock, in conjunction with the related Master Commitment, specifies the terms of the related sale, including the quantity and price of the mortgage loans or the formula by which the price will be determined, the rate-lock type and the delivery requirements. Historically, the up-front fee paid by a seller to obtain a Master Commitment on a mandatory delivery basis is often refunded pro rata as the seller delivers loans pursuant to rate-locks. We retain any remaining fee after the Master Commitment expires.

      Bulk and Other Rate-Locks. We also acquire mortgage loans from sellers that are not purchased pursuant to Master Commitments. These purchases may be made on an individual rate-lock basis. Bulk rate-locks obligate the seller to sell and the mortgage operations to purchase a specific group of loans, generally ranging from $500,000 to $125 million in aggregate committed principal amount, at set prices on specific dates. Bulk rate-locks enable us to acquire substantial quantities of loans on a more immediate basis. The specific pricing, delivery and program requirements of these purchases are determined by negotiation between the parties but are generally in accordance with the provisions of our seller/servicer guide. Due to the active presence of investment banks and other substantial investors in this area, bulk pricing is extremely competitive. Loans are also purchased from individual sellers, typically smaller originators of mortgage loans, who do not wish to sell pursuant to either a Master Commitment or bulk rate-lock. The terms of these individual purchases are based primarily on our seller/servicer guide and standard pricing provisions.

      Mandatory, Best-Efforts and Optional Rate-Locks. Mandatory rate-locks require the seller to deliver a specified quantity of loans to the mortgage operations over a specified period of time regardless of whether the loans are actually originated by the seller or whether circumstances beyond the seller's control prevent delivery. We are required to purchase all loans covered by the rate-lock at prices established at the time of rate-lock. If the seller is unable to deliver the specified loans, it may instead deliver comparable loans approved by us within the specified delivery time. Failure to deliver the specified mortgage loans or acceptable substitute loans under a mandatory rate-lock obligates the seller to pay us a penalty. In contrast, mortgage loans sold on a best-efforts basis must be delivered to us only if they are actually originated by the seller. The best-efforts rate-lock provides sellers with an effective way to sell loans during the origination process without any penalty for failure to deliver. Optional rate-locks give the seller the option to deliver mortgage loans to us at a fixed price on a future date and require the payment of up-front fees. We retain any up-front fees paid in connection with optional rate-locks if the loans are not delivered.

      Pricing. We set purchase prices at least once every business day for mortgage loans we acquire based on prevailing market conditions. Different prices are established for the various types of loans, rate-lock periods and types of rate-locks, either mandatory or best-efforts. Our standard pricing is based on the anticipated price we receive upon sale or securitization of loans, the anticipated interest spread realized during the accumulation period, the targeted profit margin and the anticipated issuance, credit enhancement, and ongoing administrative costs associated with sale or securitization. The credit enhancement cost component of pricing is established for individual mortgage loans or pools of mortgage loans based upon the characteristics of loans or loan pools. As the characteristics of the loans or loan pools vary, this cost component is correspondingly adjusted upward or downward to reflect the variation. We periodically review the adjustments to reflect changes in the costs of credit enhancement. Adjustments standard pricing may also be negotiated on an individual basis under Master Commitments or bulk or individual rate-locks with sellers.

Hedging Activities

      The mortgage operations hedges interest rate risk and price volatility on its mortgage loan portfolio during the time it commits to acquire or originate mortgage loans at a pre-determined rate and the time it sells or securitizes mortgage loans. To mitigate interest rate and price volatility risks, the mortgage operations enters into forward commitments and futures transactions. The nature and quantity of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan acquisitions and originations.

      The mortgage operations enter into forward commitments and futures transactions to mitigate changes in the value of its "locked pipeline." The locked pipeline are mortgage loans that have not yet been acquired, however, the mortgage operations has committed to acquire the mortgage loans in the future at pre-determined rates through rate-lock commitments. The mortgage operations records the value of its locked pipeline as it qualifies as a derivative instrument under the provisions of SFAS 133, however, it does not qualify for hedging treatment. Therefore, the locked pipeline and the related value of forward and future contracts is marked to market each reporting period along with a corresponding entry to non-interest income or expense.

     The mortgage operations also enter into forward commitments and futures transactions to lock in the forecasted sale profitability of fixed rate loans held for sale. The mortgage operations generally sells call or buys put options on U.S. Treasury bonds and mortgage-backed securities to hedge against adverse movements of interest rates affecting the value of forecasted cash flow on the sale of mortgage loans held for sale. The risk in writing a call option is that the mortgage operations gives up the opportunity for profit if the market price of the mortgage loans increases and the option is exercised. The mortgage operations has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium we pay for the put option. These hedges are treated as cash flow hedges under the provisions of SFAS 133 to hedge forecasted transactions with the entire change in market value of the hedges recorded through other comprehensive income.

Purchase Guidelines, Underwriting Methods, Seller Eligibility and Quality
Control

      Purchase Guidelines. We have developed comprehensive purchase guidelines for the acquisition and origination of mortgage loans. Each loan underwritten assesses the borrower's credit score, ability and willingness to repay the mortgage loan obligation and the adequacy of the mortgaged property as collateral for the mortgage loan. Subject to certain exceptions and the type of loan product, each purchased loan must conform to the loan parameters and eligibility requirements specified in our seller/servicer guide with respect to, among other things, loan amount, type of property, LTV ratio, mortgage insurance, credit history, debt service-to-income ratio, appraisal and loan documentation. We also perform a full legal documentation review prior to the purchase of all loans. All mortgage loans acquired or originated under our loan programs are underwritten either by our employees or by contracted mortgage insurance companies or delegated sellers.

      Underwriting Methods. Under all of our underwriting methods, loan documentation requirements for verifying the borrower's income and assets vary according to LTV ratios and other factors. Generally, as the standards for required documentation are lowered, the borrowers' down payment requirements are increased and the required LTV ratios are decreased. The borrower is also required to have a stronger credit history, larger cash reserves and an appraisal of the property that may be validated by an enhanced desk or field review, depending on the loan program. Lending decisions are based on a risk analysis assessment after the review of the entire mortgage loan file. Each mortgage loan is individually underwritten with emphasis placed on the overall quality of the mortgage loan.

      Under the Progressive Series program, we underwrite one-to-four family mortgage loans with LTV ratios at origination of up to 100% of the property's appraised value, depending on, among other things, a borrower's credit history, repayment ability and debt service-to-income ratio, as well as the type and use of the mortgaged property. Second lien financing of the mortgaged properties may be provided by lender's other than the mortgage operations at origination, however, the combined LTV ratio generally may not exceed 100% of the property's appraised value. Progressive Express has a minimum credit score that must be met by the borrower's primary wage earner and does not allow for exceptions to the credit score requirement. Each Progressive Express program has different credit score requirements, credit criteria, reserve requirements, and LTV ratio restrictions. Under the Progressive Express program, IFC underwrites single family dwellings with LTV ratios at origination of up to 100% of the property's appraised value. In order for the property to be eligible for the Progressive Express, it must be a single family residence, one unit only, condominium, and/or planned unit development. Under Progressive Express, the borrower must disclose employment and assets on the application, however, there is no verification of the information.

      We use program parameters as guidelines only. On a case-by-case basis, we may determine that the prospective mortgagor warrants an exception outside the standard program guidelines. An exception may be allowed if the loan application reflects certain compensating factors, including the following:

      . the prospective mortgagor has demonstrated an ability to save and devote a greater portion of income to basic housing needs;

      . the prospective mortgagor may have a potential for increased earnings and advancement because of education or special job training, even if the prospective mortgagor has just entered the job market;

      . the prospective mortgagor has demonstrated an ability to maintain a debt free position;

      . the prospective mortgagor may have short term income that is verifiable but could not be counted as stable income because it does not meet the remaining term requirements; and

      . the prospective mortgagor's net worth is substantial enough to suggest that repayment of the loan is within the prospective mortgagor's ability.

      We do not publish an approved appraiser list for our correspondent sellers. Mortgage sellers may select any appraiser of choice, regardless of the LTV ratio of the related loan, from the seller's approved appraiser list. At the discretion of the underwriter an enhanced desk review appraisal or a field review appraisal may be required.

      Seller Eligibility Requirements. Mortgage loans acquired by the mortgage operations are originated by various sellers, including mortgage bankers, savings and loan associations and commercial banks. Sellers are required to meet certain regulatory, financial, insurance and performance requirements established by us before they are eligible to participate in our mortgage loan purchase program. Sellers must also submit to periodic reviews to ensure continued compliance with these requirements. Our current criteria for seller participation generally includes a minimum tangible net worth requirement of $500,000, approval as a Fannie Mae or Freddie Mac seller/servicer in good standing, a Housing and Urban Development, or "HUD," approved mortgagee in good standing or a financial institution that is insured by the Federal Deposit Insurance Corporation, or "FDIC," or comparable federal or state agency, and that the seller is examined by a federal or state authority. In addition, sellers are required to have comprehensive loan origination quality control procedures. In connection with its qualification, each seller enters into an agreement that generally provides for recourse by us against the seller in the event of a breach of representations or warranties made by the seller with respect to mortgage loans sold to us, which includes but is not limited to any fraud or misrepresentation during the mortgage loan origination process or upon early payment default on loans.

      The underwriting program consists of three separate subprograms. The mortgage operations principal delegated underwriting subprogram is a fully delegated program designed for loan sellers that meet higher financial and performance criteria than those applicable to sellers generally. Generally, qualifying sellers have tangible net worth of at least $1.5 million and are granted delegated underwriting authority to a maximum loan amount of $500,000 for all mortgage products under this subprogram. The second subprogram is a delegated program pursuant to which sellers have tangible net worth of $500,000 to $1.5 million and are granted delegated underwriting authority to a maximum loan amount of $300,000. The third program is for sellers with tangible net worth of $500,000 in which sellers participate in non-delegated underwriting programs.

      We have established a delegated underwriting program, which is similar in concept to the delegated underwriting programs established by Fannie Mae and Freddie Mac. Under this program, qualified sellers are required to underwrite loans in compliance with our underwriting guidelines as set forth in our seller/servicer guide and by individual Master Commitment. In order to determine a seller's eligibility to perform under its delegated underwriting program, an internal review is undertaken by our loan committee. In connection with its approval, the seller must represent and warrant that all mortgage loans sold to us will comply with our underwriting guidelines. The current financial, historical loan quality and other criteria for seller participation in this program generally include a minimum net worth requirement and verification of the seller's good standing, including the seller's experience and demonstrated performance, with Fannie Mae or Freddie Mac or HUD. We periodically review sellers participating in our delegated underwriting program and will retain those sellers that we believe are productive.

      Mortgage loans acquired under our non-delegated underwriting program are either fully underwritten by our underwriting staff or involve the use of contract underwriters. We have contracted with several national mortgage insurance firms that conduct contract underwriting for mortgage loan acquisitions. Under these contracts, we rely on the credit review and analysis of the contract underwriter, as well as their own pre-purchase eligibility review to ensure that the loan meets program acceptance, their own follow-up quality control procedures, and the representations and warranties of the contract underwriter. Loans that are not acquired under either delegated or contract underwriter methods are fully underwritten by our underwriting staff. In such cases, we perform a full credit review and analysis to ensure compliance with our loan eligibility requirements. This review specifically includes, among other things, an analysis of the underlying property and associated appraisal, and an examination of the credit, employment and income history of the borrower. Under all of these methods, loans are purchased only after completion of a legal documentation and eligibility criteria review.

      Quality Control. We perform a post-closing quality control review on a minimum of 25% of the mortgage loans acquired or originated under the Progressive Series and Progressive Express programs for complete re-verification of employment, income and liquid assets used to qualify for mortgage loans. Reviews also include procedures intended to detect evidence of fraudulent documentation and/or imprudent activity during the processing, funding, servicing or selling of mortgage loans. Verification of occupancy and applicable information is made by regular mail.

Securitization and Sale Process

      General. We primarily utilize warehouse lines of credit and equity to finance the acquisition and origination of mortgage loans from our customers. When a sufficient volume of mortgage loans with similar characteristics has been accumulated, generally $200 million to $350 million, we will securitize them through the issuance of mortgage-backed securities in the form of REMICs or resell them as bulk whole loan sales. The period of time between when we commit to purchase mortgage loans and the time we sell or securitize mortgage loans generally ranges from 10 to 90 days, depending on certain factors including the length of the purchase commitment period, the loan volume by product type and the securitization process. Any decision to issue REMICs or to sell loans in bulk is influenced by a variety of factors. REMIC transactions are generally accounted for as sales of the mortgage loans and can eliminate or minimize any long-term residual investment in such loans. REMIC securities consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominantly senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the mortgage loans, including, in some instances, reinvestment income, over the amounts required to be distributed to the regular interests. In some cases, the regular interests may be structured so that there is no significant residual cash flow, thereby allowing us to sell our entire interest in the mortgage loans. As a result, in some cases, all of the capital that we originally invested in the mortgage loans is re-deployed into our operations.

      Each series of mortgage-backed securities is typically fully payable from the underlying mortgage assets and the recourse of investors is limited to such assets and any associated credit enhancement features, such as senior/subordinated structures. To the extent we hold subordinated securities that are secured by mortgage loans created from our REMICs, we generally bear all losses prior to the related senior security holders. Generally, any losses in excess of the credit enhancement obtained are borne by the security holders. In the case of a breach of the standard representations and warranties made by us when mortgage loans are securitized, such securities are non-recourse to us. Typically, we have recourse to the sellers of loans for any such breaches, but there are no assurances of the sellers' abilities to honor their respective obligations.

      Credit Enhancement. REMICs created by us are structured so that one or more of the classes of securities are rated investment grade by at least one nationally recognized rating agency. In contrast to agency certificates, or pass-through certificates guaranteed by Fannie Mae or Freddie Mac in which the principal and interest payments are guaranteed by the U.S. government or one of its agencies, securities created by us do not benefit from any such guarantee. The ratings for our REMICs are based upon the perceived credit risk by the applicable rating agency of the underlying mortgage loans, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on mortgage loans as required by law or a bankruptcy court.

      We can utilize multiple forms of credit enhancement, including special hazard insurance, private mortgage insurance reserve funds, letters of credit, surety bonds, over-collateralization and subordination or any combination of the foregoing. In determining whether to provide credit enhancement through subordination or other credit enhancement methods, we take into consideration the costs associated with each method. Ratings of mortgage-backed securities are based primarily upon the characteristics of the pool of underlying mortgage loans and associated credit enhancement. A decline in the credit quality of such pools, including delinquencies and/or credit losses above initial expectations, or of any third-party credit enhancement, or adverse developments in general economic trends affecting real estate values or the mortgage industry, could result in downgrades of such ratings.

      In connection with the securitization of B/C loans, the levels of subordination required as credit enhancement for the more senior classes of securities issued are higher than those with respect to non-conforming Alt-A mortgage loans. Similarly, in connection with the securitization of mortgage loans secured by second liens, the levels of subordination required as credit enhancement for the more senior classes of securities issued are higher than those with respect to mortgage loans secured by first liens. Thus, to the extent that we retain any of the subordinated securities created in connection with securitizations and losses with respect to pools of B/C loans or mortgage loans secured by second liens are higher than expected, our future earnings could be adversely affected.

Master Servicing and Servicing

      Master Servicing

      General. We generally perform the function of master servicer with respect to mortgage loans we securitize. Our function as master servicer includes collecting loan payments from other loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or loans master serviced. In addition, as master servicer, we monitor compliance with our servicing guidelines and are required to perform, or to contract with a third party to perform, all obligations not adequately performed by any loan servicer. A master servicer typically employs loan servicers to carry out primary servicing functions. In addition, we act as the master servicer for all loans acquired by the long-term investment operations. With respect to IFC's function as a master servicer for loans owned by IMH, IFC and IMH have entered into agreements with terms substantially similar to those described below for servicing agreements. Master servicing fees are generally 0.03% per annum on the declining principal balances of the loans serviced. As of December 31, 2001, IFC owned master servicing rights on $5.6 billion in principal balance of outstanding mortgage loans and $4.0 billion as of December 31, 2000.

      We offer our correspondents the right to retain servicing. In the case of servicing retained mortgage loans, we will enter into servicing agreements with the sellers of mortgage loans to service the mortgage loans they sell to us. Each servicing agreement will require the servicer to service our mortgage loans as required under our servicing guide, which is generally consistent with Fannie Mae and Freddie Mac guidelines and procedures. Each servicer will collect and remit principal and interest payments, administer mortgage escrow accounts, submit and pursue insurance claims and initiate and supervise foreclosure proceedings on the mortgage loans serviced. Each servicer will also provide us with required accounting and reporting services for loans serviced. The servicer will be required to follow collection procedures as are customary in the industry. The servicer may, at their discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies, provided primary mortgage insurance coverage is not adversely affected. Each servicing agreement will provide that the servicer may not assign any of its obligations with respect to the mortgage loans serviced for us, unless receiving our consent.

      The following table presents the amount of delinquent loans in our master servicing portfolio (dollars in millions):

                                                                    At December 31, 2001                 At December 31, 2000
                                                               ------------------------------       ------------------------------
                                                                                     % of
                                                                Principal           Master           Principal        % of Master
                                                                Balance of        Servicing          Balance of        Servicing
                                                                  Loans           Portfolio            Loans           Portfolio
                                                               ------------      ------------       ------------      ------------
Loans delinquent for:
60-89 days ..............................................      $       72.5              1.30%      $       65.8              1.63%
90 days and over ........................................              72.5              1.30               26.0              0.64
                                                               ------------      ------------       ------------      ------------
    Total 60 days and over ..............................             145.0              2.60               91.8              2.27
Foreclosures pending ....................................             132.6              2.38               57.1              0.56
Bankruptcies pending ....................................              22.1              0.40               22.5              1.41
                                                               ------------      ------------       ------------      ------------
    Total delinquencies, foreclosures and bankruptcies ..      $      299.7              5.38%      $      171.4              4.24%
                                                               ============      ============       ============      ============

      Master Servicing Fees. We expect to retain master servicing fees on loans sold. Master servicing fees receivable have characteristics similar to "interest-only" securities. Accordingly, master servicing fees receivable have many of the same risks inherent in "interest-only" securities, including the risk that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. Master servicing fees receivable represent the present value of the difference between the interest rate on mortgage loans purchased by us and the interest rate received by investors who purchase the securities backed by such loans, in excess of the normal loan servicing fees charged by either the mortgage operations on loans acquired "servicing released" or correspondents who sold loans to the mortgage operations with "servicing retained." We intend to hold the master servicing fees receivable for investment. Accordingly, if we had to sell these receivables, the value received may or may not be at or above the values at which we carried them on our balance sheet. In determining present value of future cash flows, we will use a market discount rate. Prepayment assumptions will be based on recent evaluations of the actual prepayments of our servicing portfolio or on market prepayment rates on new portfolios and the interest rate environment at the time the master servicing fees receivable are created. We believe that, depending upon the level of interest rates from time to time, investments in current coupon master servicing fees receivable may be prudent, and if interest rates rise, these investments will mitigate declines in income that may occur.

Servicing

      General. We subcontract all of our servicing obligations to independent third parties pursuant to sub-servicing agreements. We believe that the selection of third-party sub-servicers or the sale of servicing rights is more effective than establishing a servicing department within our mortgage operations. However, part of our responsibility is to continually monitor the performance of the sub-servicers or servicers through monthly performance reviews and regular site visits. Depending on sub-servicer reviews, we may in the future rely on our internal collection group to take an ever more active role to assist the sub-servicer in the servicing of loans. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with our guidelines. Servicing fees range from 0.25% per annum for FRMs to 0.50% per annum for B/C loans and 0.375% for ARMs on the declining principal balances of loans serviced. Additionally, we earn interest, or "float," on principal and interest payments we receive from our borrowers until those payments are remitted to the investors in those loans. As of December 31, 2001, IFC owned servicing rights on $1.8 billion in principal balance of outstanding mortgage loans as compared to $2.4 billion as of December 31, 2000.

      We generally acquire all of our loans on a servicing released basis. To the extent IFC finances the acquisition of loans with its warehouse line with IWLG, IFC pledges loans and the related servicing rights to IWLG as collateral. As a result, IWLG has an absolute right to control the servicing of such loans, including the right to collect payments on the underlying mortgage loans, and to foreclose upon the underlying real property in the case of default. Typically, IWLG delegates its right to service the mortgage loans securing the warehouse line to IFC.

      The following table presents information regarding our servicing portfolio for the periods shown (dollars in millions, except average loan size):

                                         Year ended         Year ended
                                      December 31, 2001  December 31, 2000
                                      -----------------  -----------------
Beginning servicing portfolio ....      $     2,428.9      $     2,393.4
Add: Loan acquisitions ...........            3,154.7            2,078.8
Less: Servicing transferred ......           (2,866.1)          (1,266.0)
      Principal paydowns (1) .....             (963.1)            (777.3)
                                        -------------      -------------
Ending servicing portfolio .......      $     1,754.4      $     2,428.9
                                        =============      =============

Number of loans serviced .........           14,570             20,644
Average loan size ................      $   120,000        $   118,000
Weighted average coupon ..........             8.80%              9.88%

-----------
(1)   Includes normal principal runoff and principal prepayments.

      Mortgage Servicing Rights. When we acquire and originate loans which include the associated servicing rights, the allocated price paid for the servicing rights is reflected on our financial statements as mortgage servicing rights, or "MSRs." MSRs differ from master servicing fees receivable primarily by the required amount of servicing to be performed, the loss exposure to the owner of the instrument, and the financial liquidity of the instrument. In contrast to MSRs, where the owner of the instrument acts as the servicer, master servicing fees receivable do not require the owner of the instrument to service the underlying mortgage loan. In addition, master servicing fees receivable subject their owners to greater loss exposure from delinquencies or foreclosure on the underlying mortgage loans than MSRs because a master servicer stands behind the servicer and potentially the owner of the mortgage loan in priority of payment. Both MSRs and master servicing fees receivable are purchased and sold in the secondary markets. However, MSRs are generally more liquid and can be sold at less of a discount as compared to master servicing fees receivable. During periods of declining interest rates, prepayments of mortgage loans increase as homeowners look to refinance at lower rates, resulting in a decrease in the value of our MSRs. Mortgage loans with higher interest rates are more likely to result in prepayments.

Warehouse Lending Operations

      The Warehouse Lending Operations, conducted by IWLG, provide reverse repurchase financing to affiliated companies and to approved mortgage banks, some of which are correspondents of the mortgage operations, to finance mortgage loans during the time from the closing of the loans to their sale or other settlement with pre-approved investors. The warehouse lending operations relies mainly on the sale or liquidation of the mortgage loans as a source of repayment. Any claim of the warehouse lending operations as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Borrowings under the warehouse facilities are presented on our balance sheets as finance receivables. The mortgage operations outstanding warehouse line balances on the warehouse lending operations balance sheet are structured to qualify under REIT asset tests and to generate income qualifying under the 75% gross income test. Terms of affiliated warehouse lines are based on Bank of America's prime rate with advance rates between 90% and 98% of the fair value of the mortgage loans outstanding. Outstanding warehouse line balances to non-affiliates on the warehouse lending operations balance sheet may not qualify under REIT asset tests and may not generate income qualifying under the 75% gross income test. Terms of non-affiliated warehouse lines, including the commitment amount, are determined based upon the financial strength, historical performance and other qualifications of the borrower.

Regulation

      Rules and regulations applicable to the mortgage operations prohibit discrimination. We establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and determine maximum loan amounts. Mortgage loan acquisition and origination activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and regulations promulgated that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. IFC is an approved Fannie Mae and Freddie Mac seller and/or servicer. IFC is subject to the rules and regulations of Fannie Mae and Freddie Mac with respect to acquiring, processing, selling and servicing conforming mortgage loans. In addition, IFC is required annually to submit to Fannie Mae and Freddie Mac audited financial statements, and each regulatory entity has its own financial requirements for sellers/servicers. For any conforming mortgage loan activities, IFC's affairs are also subject to examination by Fannie Mae and Freddie Mac at any time to assure compliance with applicable regulations, policies and procedures. Additionally, there are various state and local laws and regulations affecting the mortgage operations. The mortgage operations may also be subject to applicable state usury statutes.

Competition

      In purchasing and acquiring non-conforming Alt-A mortgage loans and issuing securities backed by such loans, we compete with established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets. Consolidation in the mortgage banking industry may also reduce the number of current sellers available to the mortgage operations, reducing our potential customer base and resulting in the mortgage operations acquiring and originating a larger percentage of mortgage loans from a smaller number of sellers. Changes of this nature could negatively impact our businesses.

      Mortgage-backed securities issued by the mortgage operations and the long-term investment operations face competition from other investment opportunities available to prospective investors. We face competition in our mortgage operations and warehouse lending operations from other financial institutions, including but not limited to banks and investment banks. Our competitors include IndyMac Bancorp, Inc., Greenpoint Financial Corporation, Residential Funding Corporation, Aurora Loan Services, Inc. and Credit Suisse First Boston Corporation. Competition can take place on various levels, including convenience in obtaining a mortgage loan, service, marketing, origination channels and pricing. We depend primarily on correspondents and independent mortgage brokers for the acquisition and origination of our mortgage loans. These independent mortgage brokers deal with multiple lenders for each prospective borrower. We compete with these lenders for the independent brokers' business on the basis of price, service, loan fees, costs and other factors. Our competitors also seek to establish relationships with such brokers, who are not obligated by contract or otherwise to do business with us. Many of the institutions with which we compete in our mortgage operations and warehouse lending operations have significantly greater financial resources than we have. However, we can compete effectively with other non-conforming Alt-A mortgage loan conduits through our efficient loan purchasing process, flexible purchase commitment options and competitive pricing and by designing non-conforming Alt-A mortgage loans that suit the needs of our correspondents and their borrowers, which is intended to provide sufficient credit quality to our investors.

Employees

      As of December 31, 2001, we had 361 full- and part-time employees and temporary and contract employees. The mortgage operations employed 339 full- and part-time employees and temporary and contract employees, of which 80 were employed by Novelle Financial Services, and the warehouse lending operations employed 22 full- and part-time employees and temporary and contract employees. Employees and operating management of the long-term investment operations and mortgage operations are employed by IFC while employees of the warehouse lending operations are employed by IWLG. Management believes that relations with its employees are good. The Company is not a party to any collective bargaining agreement.

Future Revisions in Policies and Strategies

      Our board of directors has established our investment and operating policies and strategies. Our core operations involve the acquisition and origination of mortgage loans and their subsequent securitization and sale. We also act as a warehouse lender providing financing facilities to mortgage loan originators. These operations, their associated policies and strategies, are further described herein. Our board of directors has delegated our asset/liability management to the Asset/Liability Committee, or "ALCO," which reports to the board of directors at least quarterly. See a further discussion of ALCO in "Management's Discussion of Financial Condition and Results of Operations." Any of our policies, strategies and activities may be modified or waived by our board of directors without stockholder consent. Developments in the market which affect the policies and strategies mentioned herein or which change our assessment of the market may cause our board of directors to revise our policies and financing strategies.

      We have elected to qualify as a REIT for tax purposes. We have adopted certain compliance guidelines, which include restrictions on the acquisition, holding and sale of assets. Prior to the acquisition of any asset, we determine whether the asset meets REIT requirements. Substantially all of the assets that we have acquired and will acquire for investment are expected to qualify as REIT assets. This requirement limits our investment strategies.

      IMH primarily invests in non-conforming Alt-A mortgage loans that are acquired from our mortgage operations. To a lesser extent, IMH acquires B/C loans. Our mortgage operations generally do not acquire or originate mortgage loans with principal balances above $750,000 for non-conforming Alt-A credit quality loans and $500,000 for B/C loans. IMH does not have a limit on the proportion of its assets that may be invested in each type of mortgage loan. Our goal is that mortgage-backed securities do not consist more than 10% of our total assets.

      We closely monitor our acquisition and investment in mortgage assets and the sources of our income, including income from our hedging strategies, to ensure at all times that we maintain our qualifications as a REIT. We have developed certain accounting systems and testing procedures to facilitate our ongoing compliance with the REIT provisions of the Internal Revenue Code. No changes in our investment policies and operating strategies, including credit criteria for mortgage asset investments, may be made without the approval of our board of directors.

      We may at times and on terms that our board of directors deems appropriate:

      . Issue senior securities - In December 1999, we issued $30.0 million of Series B 10.5% Convertible Preferred Stock. In February 2000, all shares of Series B Convertible Preferred Stock were exchanged for Series C 10.5% Cumulative Convertible Preferred Stock and the conversion rate was adjusted to $4.72 per share from $4.95 per share convertible into 5.29661 shares of common stock from 5.050505 shares of common stock. In August 2001, the shares of Series C Preferred Stock were converted to common stock;

      . Borrow money - We finance our operations in large part through the issuance of CMOs, short-term borrowings under reverse repurchase agreements and borrowings secured by mortgage-backed securities. In addition, in March 1999, certain of our stockholders exchanged 1,359,507 shares of our common stock held by them, at an average price of $5.70 per share, for our 11% senior subordinated debentures due February 15, 2004. The debentures bore interest at 11% per annum and mature on February 15, 2004. Commencing on February 15, 2001, the debentures became redeemable at our option, and, in June 2001, we redeemed all of the debentures at a price equal to the face amount of the debentures plus accrued and unpaid interest;

      .     Make loans to other persons;

      . Invest in securities of other issuers for the purpose of exercising control;

      . Engage in the purchase and sale of investments - In connection with the issuance of mortgage-backed securities by our mortgage operations in the form of REMICs, our long-term investment operations may retain senior or subordinated securities on a short-term or long-term basis;

      . Offer securities in exchange for property - In March 1999, certain of our stockholders exchanged 1,359,507 shares of their common stock at an average price of $5.70 per share for 11% senior subordinated debentures; and,

      . Repurchase or otherwise reacquire our shares or other securities in the future - In October 1998, we adopted a repurchase plan to repurchase up to $5.0 million of our common stock in the open market. In 1999, the board of directors approved common stock repurchases up to an additional $5.0 million, or a total of $10.0 million. During 1999, we repurchased 2.0 million shares of our common stock for $9.9 million. During 2000, we adopted a repurchase plan to repurchase up to $3.0 million of our common stock in the open market. During 2000, we repurchased 991,000 shares for $2.3 million and did not repurchase any shares during 2001.

      We may also underwrite the securities of other issuers, although we have not done so in the past and have no present intention to do so. Historically, we have and intend to continue to distribute annual reports to our stockholders, including financial statements certified by independent auditors, describing our current business and strategy.

                                  RISK FACTORS

A prolonged economic downturn or recession would likely result in a reduction of our mortgage origination activity which would adversely affect our financial results

      Although we have not operated during a period of prolonged general economic downturn or a recession, these events have historically resulted in a reduction in mortgage origination activity and an increase in the rate of mortgage defaults. An economic downturn or a recession may have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages will adversely affect our ability to expand our mortgage portfolio, our principal means of increasing our earnings. In addition, a decline in new mortgage activity will likely result in reduced activity for our warehouse lending operations and our long-term investment operations. In the case of our mortgage operations, a decline in mortgage activity may result in fewer loans that meet its criteria for purchase and securitization, thus resulting in a reduction in interest income and fees and gain on sale of loans. We may also experience larger than previously reported losses on our investment portfolio due to a higher level of defaults on our mortgage loans.

If we are unable to generate sufficient liquidity we will be unable to conduct our operations as planned

      If we cannot generate sufficient liquidity, we will be unable to continue to grow our operations, grow our asset base, maintain our current hedging policy and pay dividends. We have traditionally derived our liquidity from four primary sources:

      . financing facilities provided to us by others to acquire or originate mortgage assets;

      . whole loan sales and securitizations of acquired or originated mortgage loans;

      .     our issuance of equity and debt securities; and

      .     earnings from operations.

      We cannot assure you that any of these alternatives will be available to us, or if available, that we will be able to negotiate favorable terms. Our ability to meet our long-term liquidity requirements is subject to the renewal of our credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by our lenders and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry and market trends in our various businesses, the lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. If we cannot raise cash by selling debt or equity securities, we may be forced to sell our assets at unfavorable prices or discontinue various business activities. Our inability to access the capital markets could have a negative impact on our earnings and hence, our ability to pay dividends.

Any significant margin calls under our financing facilities would adversely affect our liquidity and may adversely affect our financial results

      Prior to the fourth quarter of 1998, we generally had no difficulty in obtaining favorable financing facilities or in selling acquired mortgage loans. However, during the fourth quarter of 1998, the mortgage industry experienced substantial turmoil as a result of a lack of liquidity in the secondary markets. At that time, investors expressed unwillingness to purchase interests in securitizations due, in part, to:

      .     the lack of financing to acquire these securitization interests;

      . the widening of returns expected by institutional investors on securitization interests over the prevailing Treasury rate; and

      .     market uncertainty.

      As a result, many mortgage loan originators, including our company, were unable to access the securitization market on favorable terms. This resulted in some companies declaring bankruptcy. Originators, like our company, were required to sell loans on a whole loan basis and liquidate holdings of mortgage-backed securities to repay short-term borrowings. However, the large amount of loans available for sale on a whole loan basis affected the pricing offered for these loans, which in turn reduced the value of the collateral underlying the financing facilities. Therefore, many providers of financing facilities initiated margin calls. Margin calls resulted when our lenders evaluated the market value of the collateral securing our financing facilities and required us to provide them with additional equity or collateral to secure our borrowings.

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

We incurred losses for fiscal years 1997, 1998 and 2000 and may incur losses in the future

     During the year ended December 31, 2000, we experienced a net loss of $54.2 million. The net loss incurred during 2000 included non-cash accounting charges of $68.9 million. The non-cash accounting charges were the result of write-downs of non-performing investment securities secured by mortgages and additional increases in allowance for loan losses to provide for the deteriorating performance of collateral supporting specific investment securities. During the year ended December 31, 1998, we experienced a net loss of $5.9 million. During the year ended December 31, 1997, we experienced a net loss of $16.0 million. The net loss incurred during 1997 included a non-cash accounting charge of $44.4 million that was the result of expenses related to the termination and buyout of our management agreement with Imperial Credit Advisors, Inc. We cannot be certain that revenues will remain at current levels or improve or that we will be profitable in the future, which could prevent us from effectuating our business strategy.

If we are unable to complete securitizations, we would face a liquidity shortage which would adversely affect our operating results

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

      .     volume of our mortgage loan acquisitions and originations;

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

Our borrowings and use of substantial leverage may cause losses

      Our use of collateralized mortgage obligations may expose our operations to credit losses

      To grow our investment portfolio, we borrow a substantial portion of the market value of substantially all of our investments in mortgage loans in the form of CMOs. Historically, we have borrowed approximately 98% of the market value of such investments. There are no limitations on the amount we may borrow, other than the aggregate value of the underlying mortgage loans. We currently use CMOs as financing vehicles to increase our leverage, since mortgage loans held for CMO collateral are retained for investment rather than sold in a secondary market transaction. Retaining mortgage loans as collateral for collateralized mortgage obligations exposes our operations to greater credit losses than does the use of other securitization techniques that are treated as sales because as the equity holder in the security, we are allocated losses from the liquidation of defaulted loans first prior to any other security holder. Although our liability under a collateralized mortgage obligation is limited to the collateral used to create the collateralized mortgage obligation, we generally are required to make a cash equity investment to fund collateral in excess of the amount of the securities issued in order to obtain the appropriate credit ratings for the securities being sold, and therefore obtain the lowest interest rate available, on the CMOs. If we experience greater credit losses than expected on the pool of loans subject to the CMO, the value of our equity investment will decrease and we would have to increase the allowance for loan losses on our financial statements.

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

Interest rate fluctuations may adversely affect our operating results

      Our operations, as a portfolio manager, a mortgage loan acquirer and originator or a warehouse lender, may be adversely affected by rising and falling interest rates. Higher interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. This may decrease the amount of mortgages available to be acquired or originated by our mortgage operations and decrease the demand for warehouse financing provided by our warehouse lending operations. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgage loans at lower long-term fixed interest rates. Increased loan prepayments could lead to a reduction in the number of loans in our investment portfolio and reduce our net interest income.

      We are subject to the risk of rising mortgage interest rates between the time we commit to purchase mortgages at a fixed price through the issuance of individual, bulk or other rate-locks and the time we sell or securitize those mortgages. An increase in interest rates will generally result in a decrease in the market value of mortgages that we have committed to purchase at a fixed price, but have not been sold or securitized or have not been properly hedged. As a result, we may record a smaller gain, or even a loss, upon the sale or securitization of those mortgage loans.

We may experience losses if our liabilities re-price at different rates than our assets

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

      Additionally, the rates paid on our borrowings and the rates received on our assets may be based upon different indices, for instance, LIBOR, U.S. Treasuries, etc. If the index used to determine the rate on our borrowings increases faster than the index used to determine the rate on our assets, we will experience a declining net interest spread, which will have a negative impact on our profitability, and may result in losses.

An increase in our adjustable interest rate borrowings may decrease the net interest margin on our adjustable rate mortgages

      As of December 31 2001, 67% of the mortgage loans held by our long-term investment operations were hybrid ARMs. These are mortgages with fixed interest rates for an initial period of time, which then become mortgages with variable or adjustable interest rates or begin bearing interest based upon short-term interest rate indices, or ARMs. We generally fund mortgages with variable interest rate borrowings that are indexed to short-term interest rates and adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings and that increase is not offset by various interest rate hedges that we have in place at any given time, our net interest margin will decrease or become negative. As of December 31, 2001, hybrid ARMs in our long-term investment portfolio had a weighted average months to interest rate adjustment of 15 months.

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

Increased levels of prepayments of our adjustable rate mortgage loans may accelerate our expenses and decrease our net income

      Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. Most of the adjustable rate mortgages that we acquire are originated within three months of the time we purchased the mortgages and generally bear initial interest rates that are lower than their fully-indexed amount (the applicable index plus the margin). If we acquire these mortgages at a premium and they are prepaid prior to or soon after the time of adjustment to a fully-indexed rate without payment of any prepay penalty, we would not have received interest at the fully-indexed rate during such period and we must expense the unamortized premium that was paid for the loan at the time of the prepayment. This means we would lose the opportunity to earn interest at that rate over the expected life of the mortgage. Also, if prepayments on our adjustable rate mortgage loans increase when interest rates are declining, our net interest income may decrease if we cannot reinvest the prepayments in mortgage assets bearing comparable rates. Prepayments on fixed rate mortgages will also decrease our net interest income when interest rates are declining. As of December 31, 2001, 54% of mortgage loans held by our long-term investment operations had active prepayment penalty features.

      We generally acquire mortgages on a servicing released basis, meaning we acquire both the mortgages and the rights to service them. This strategy requires us to pay a higher purchase price or premium for the mortgages. If the mortgage loans that we acquire at a premium prepay faster than originally projected, generally accepted accounting principles require us to write down the remaining capitalized premium amounts at a faster speed than was originally projected, which would decrease our current net interest income.

The value of our portfolio of mortgage-backed securities may be adversely affected by unforeseen events

      Our prior investments in residual interest and subordinated debt investments exposed us to greater risks as compared to senior mortgage-backed securities

      Prior to 1998, we invested in mortgage-backed securities known as interest-only, principal-only, residual interest or other subordinated securities. Investments in residual interest and subordinated securities are much riskier than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities. The risk associated with holding residual interest and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities.

      If the projected value of our portfolio of residual interest and subordinated debt instruments is incorrect we would have to write down the value of these securities.

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

      In addition, we may not obtain our anticipated yield or we may incur losses if the credit support available within certain mortgage-backed securities is inadequate due to unanticipated levels of losses, or due to difficulties experienced by the credit support provider. Delays or difficulties encountered in servicing the mortgages in mortgage-backed securities may cause greater losses and, therefore, greater resort to credit support than was originally anticipated, and may cause a rating agency to downgrade certain classes of our mortgage-backed securities, which might then equate to a reduction of the value of the security.

We undertake additional risks by acquiring and investing in mortgage loans

      We may be subject to losses on mortgage loans for which we do not obtain credit enhancements

      We do not obtain credit enhancements such as mortgage pool or special hazard insurance for all of our mortgage loans and investments. Generally, we require mortgage insurance on any loan with a loan-to-value ratio greater than 80%. During the time we hold mortgage loans for investment, we are subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance. If a borrower defaults on a mortgage loan that we hold, we bear the risk of loss of principal to the extent there is any deficiency between the value of the related mortgaged property and the amount owing on the mortgage loan and any insurance proceeds available to us through the mortgage insurer. In addition, since defaulted mortgage loans, which under our financing arrangements are mortgage loans that are generally 60 to 90 days delinquent in payments, may be considered ineligible collateral under our borrowing arrangements, we could bear the risk of being required to own these loans without the use of borrowed funds until they are ultimately liquidated or possibly sold at a loss.

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

      Lending to non-conforming Alt-A borrowers may expose us to a higher risk of delinquencies, foreclosures and losses

      As a lender of non-conforming Alt-A mortgage loans, our market includes borrowers who may be unable to obtain mortgage financing from conventional mortgage sources. Loans made to such non-conforming Alt-A borrowers generally entail a higher risk of delinquency and higher losses than loans made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on loans made to non-conforming Alt-A borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. Further, any material decline in real estate values increases the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Any sustained period of increased delinquencies, foreclosures or losses after the loans are sold could adversely affect the pricing of our future loan sales and our ability to sell or securitize our loans in the future. In the past, certain of these factors have caused revenues and net income of many participants in the mortgage industry, including us, to fluctuate from quarter to quarter.

      Our use of second mortgages exposes us to greater credit risks

      Our security interest in the property securing second mortgages is subordinated to the interest of the first mortgage holder and the second mortgages have a higher cumulative loan-to-value ratio. If the value of the property is equal to or less than the amount needed to repay the borrower's obligation to the first mortgage holder upon foreclosure, our second mortgage loan will not be repaid. As of December 31, 2001, 1% of mortgage loans held by our long-term investment operations were second mortgages.

      The geographic concentration of our mortgage loans increases our exposure to risks in those areas

      We do not set limitations on the percentage of our mortgage asset portfolio composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. For instance, certain parts of California have experienced an economic downturn in past years and California and Florida have suffered the effects of certain natural hazards. During 2001, mortgage loans secured by California and Florida properties accounted for approximately 56% and 10%, respectively, of mortgage loan acquisitions and originations. As of December 31, 2001, 63% and 5% of mortgage loans held by our long-term investment operations were secured by properties located in California and Florida, respectively.

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

      In the ordinary course of our business, we are subject to claims made against us by borrowers and trustees in our securitizations arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of our employees, officers and agents (including our appraisers), incomplete documentation and our failure to comply with various laws and regulations applicable to our business. Any claims asserted against us may result in legal expenses or liabilities that could have a material adverse effect on our results of operations or financial condition.

We face conflicts of interests based on the ownership of the voting stock of Impac Funding Corporation by certain officers and directors of Impac Mortgage Holdings, Inc.

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

A substantial interruption in our use of IDASL may adversely affect our level of mortgage loan acquisitions and originations

      We utilize the Internet in our business principally for the implementation of our automated loan origination program, IDASL, which stands for Impac Direct Access System for Lending. IDASL is not a lead generator for mortgage brokers. IDASL allows our customers to pre-qualify borrowers for various loan programs based on criteria requested from the borrower and renders an automated underwriting decision by issuing an approval of the mortgage loan or a referral for further review or additional information. All of our correspondents submit loans through IDASL and all wholesale loans delivered by mortgage brokers are directly underwritten through IDASL. IDASL may be interrupted if the Internet experiences periods of poor performance, if our computer systems or the systems of our third-party service providers contain defects, or if customers are reluctant to use or have inadequate connectivity to the Internet. Increased government regulation of the Internet could also adversely affect our use of the Internet in unanticipated ways and discourage our customers from using our services. If our ability to use the Internet in providing our services is impaired, our ability to originate or acquire loans on an automated basis could be delayed or reduced. Any substantial delay and reduction in our mortgage loan acquisitions and originations will reduce our net earnings for the applicable period.

We are subject to risks of operational failure that are beyond our control

      Substantially all of our operations are located in Newport Beach, California. Our systems and operations are vulnerable to damage and interruption from fire, flood, telecommunications failure, break-ins, earthquake and similar events. Our operations may also be interrupted by power disruptions, including rolling black-outs implemented in California due to the state's continuing acute power shortage. We do not maintain alternative power sources. Furthermore, our security mechanisms may be inadequate to prevent security breaches to our computer systems, including from computer viruses, electronic break-ins and similar disruptions. Such security breaches or operational failures could expose us to liability, impair our operations, result in losses, and harm our reputation.

Our reliance on third-party software for the implementation of IDASL exposes us to risks

      We have a licensing agreement with a third-party vendor for the use of hardware and software for IDASL. All of our correspondents are submitting loans through IDASL and all of our wholesale loans delivered by mortgage brokers are directly underwritten through the use of IDASL. The termination or impairment of this license could result in delays and reductions in the acquisition and origination of mortgage loans until equivalent hardware and software could be licensed and integrated, if at all possible, which may harm our business. In addition, we would be harmed if the provider from whom we license software ceases to deliver and support reliable products, enhance their current products or respond to emerging industry standards. If the hardware or software provided by our vendor fails for any reason, and the back-up hardware and software is not implemented in a timely manner, it may also delay and reduce those mortgage loan acquisitions and originations done through IDASL. The third-party hardware and software also may not continue to be available to us on commercially reasonable terms or at all. Any substantial delay and reduction in our mortgage loan acquisitions and originations will reduce our net earnings for the applicable period.

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

We may not pay dividends to stockholders

      REIT provisions of the Internal Revenue Code generally require that we distribute to our stockholders at least 90% of all of our taxable income. These provisions restrict our ability to retain earnings and thereby renew capital for our business activities. We may decide at a future date to terminate our REIT status, which would cause us to be taxed at the corporate level, and cease paying regular dividends.

      In addition, for any year that we do not generate taxable income, we are not required to declare and pay dividends to maintain our REIT status. For instance, due to losses incurred in 2000, we did not declare any dividends from September 2000 until September 2001.

      To date, a portion of our taxable income and cash flow has been attributable to our receipt of dividend distributions from Impac Funding Corporation, our mortgage operations affiliate. Impac Funding Corporation is not a REIT and is not, therefore, subject to the above-described REIT distribution requirements. Because Impac Funding Corporation is seeking to retain earnings to fund the future growth of our mortgage operations business, its board may decide that Impac Funding Corporation should cease making dividend distributions in the future. This would materially reduce the amount of our taxable income and in turn, would reduce the amount we would be required to distribute as dividends.

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

Delayed mortgage loan sales or securitization closings could have a material adverse affect on our operations

      A delay in closing a particular mortgage loan sale or securitization would increase our exposure to interest rate fluctuations by lengthening the period during which our variable rate borrowings under our warehouse facilities are outstanding. If we were unable to sell a sufficient number of mortgage loans at a premium during a particular reporting period, our revenues for that period would decline, which could have a material adverse affect on our operations.

Our share prices have been and may continue to be volatile

      Historically, the market price of our common stock has been volatile. During 2001, our stock reached a high of $9.35 per share on December 24th and a low of $2.85 per share on January 2nd. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors including:

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

Our operating results may be adversely affected by the results of our hedging activities

      To offset the risks associated with our mortgage operations, we enter into transactions designed to hedge our interest rate risks. To offset the risks associated with our long-term investment operations, we attempt to match the interest rate sensitivities of our adjustable rate mortgage assets held for investment with the associated financing liabilities. Our management determines the nature and quantity of the hedging transactions based on various factors, including market conditions and the expected volume of mortgage loan purchases. We do not limit management's use of certain instruments in such hedging transactions. While we believe that we have properly hedging our interest rate risk, the accounting for such hedging activities may not, and in some cases do not, qualify for hedge accounting as established by FASB under the provisions of SFAS 133. The effect of our hedging strategy may result in some volatility in its quarterly earnings as interest rates go up or down. While we believe we properly hedge interest rate risk, we cannot assure you that our hedging transactions will offset the risk of adverse changes in net interest margins.

A reduction in the demand for residential mortgage loans and our non-conforming Alt-A loan products may adversely affect our operations

      The availability of sufficient mortgage loans meeting our criteria is dependent in part upon the size and level of activity in the residential real estate lending market and, in particular, the demand for non-conforming Alt-A mortgage loans, which is affected by:

      .     interest rates;

      .     national economic conditions;

      .     residential property values; and

      .     regulatory and tax developments.

      If our mortgage loan purchases decrease, we will have:

      .     decreased economies of scale;

      .     higher origination costs per loan;

      .     reduced fee income;

      .     smaller gains on the sale of non-conforming Alt-A mortgage loans;
            and

      . an insufficient volume of loans to generate securitizations which thereby causes us to accumulate loans over a longer period.

Our delinquency ratios and our performance may be adversely affected by the performance of parties who sub-service our loans

      We contract with third-party sub-servicers for the sub-servicing of all the loans in which we retain servicing rights, including those in our securitizations. Our operations are subject to risks associated with inadequate or untimely servicing. Poor performance by a sub-servicer may result in greater than expected delinquencies and losses on our loans. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. Also, with respect to loans subject to a securitization, greater delinquencies would adversely impact the value of any interest-only, principal-only and subordinated securities we hold in connection with that securitization.

      In a securitization, relevant agreements permit us to be terminated as servicer or master servicer under specific conditions described in these agreements, such as the failure of a sub-servicer to perform certain functions within specific time periods. If, as a result of a sub-servicer's failure to perform adequately, we were terminated as servicer of a securitization, the value of any servicing rights held by us would be adversely affected.

Potential characterization of distributions or gain on sale as unrelated business taxable income to tax-exempt investors

      If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a "pension-held REIT," (3) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (4) the residual REMIC interests we buy generate "excess inclusion income," then a portion of the distributions to and, in the case of a stockholder described in
(3), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to Federal income tax as unrelated business taxable income under the Internal Revenue Code.

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

Sales of additional common stock may adversely affect its market price

     The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. Based on a Schedule 13G filed with the SEC, as of February 15, 2002 HBK Master Fund L.P. beneficially owned 3,843,888 shares of our common stock, all of which are registered with the SEC for sale to the public pursuant to an effective registration statement. The sale of a large amount of shares by HBK Master Fund L.P., or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

We are a defendant in purported class actions and may not prevail in these matters

      We are a defendant in seven purported class actions pending in six different state courts; two cases in the United States District Court for the Western District of Tennessee and one in the United States District Court for the Northern District of Illinois. All, except for the Illinois matter, allege generally that the loan originator improperly charged fees in violation of various state lending or consumer protection laws in connection with mortgage loans that we acquired. The Illinois matter alleges that we charged fees for services that constitute the unauthorized practice of law and that were not proper charges. Although the suits are not identical, they generally seek unspecified compensatory damages, punitive damages, pre- and post-judgment interest, costs and expenses and rescission of the loans, as well as a return of any improperly collected fees. These actions are in the early stages of litigation and, accordingly, it is difficult to predict the outcome of these matters. We believe we have meritorious defenses to the actions and intend to defend against them vigorously; however, an adverse judgment in any of these matters could have a material adverse effect on us.

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

      The trustee shall sell the shares held in trust and the owner of the excess shares will be entitled to the lesser of:

      (a)   the price paid by the owner;

      (b) if the owner did not purchase for the excess shares, the closing price for the shares on the national securities exchange on which the company is listed; or

      (c)   the price received by the trustee from the sale of the shares.

Limitations on acquisition and change in control ownership limit

      The 9.5% ownership limit discussed above may have the effect of precluding acquisition of control of our company by a third party without consent of our board of directors.

ITEM 2. PROPERTIES

     Our primary executive and administrative offices are located in Newport Beach, California. We have a 10-year lease expiring May 2008 to use approximately 74,000 square feet of office space at a rate of $156,000 per month. We believe that these facilities will adequately provide for our future growth needs.

ITEM 3. LEGAL PROCEEDINGS

      On September 1, 2000, a complaint captioned Michael P. and Shellie Gilmor
v. Preferred Credit Corporation and Impac Funding Corporation, et. al. was filed in the United States District Court for the Western District of Missouri, Case No. 4-00-00795-SOW, as a purported class action lawsuit alleging that the defendants violated Missouri's Second Loans Act and Merchandising Practices Act. In July 2001, the Missouri complaint was amended to include IMH and other IMH-related entities. The plaintiffs in the Gilmor lawsuit are also alleging a defendant class action. On July 26, 2001, a complaint captioned James and Jill Baker, et al. v. Century Financial Group, Inc., et al., was filed in the Circuit Court of Clay County, Missouri, Case No. CV100-4294CC as a purported class action. This lawsuit alleges violations of Missouri's Second Loans Act and Merchandising Practices Act. The plaintiffs in the Baker action also allege a defendant class action. The Company has filed a Motion to Dismiss this action and the Plaintiffs have agreed not to oppose the motion and to allow the matter to be dismissed without prejudice. On August 2, 2001, a complaint captioned Frazier, et al. v. Preferred Credit, et al., was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis, Case No. CT004762-01. This is also stated as a purported class action lawsuit alleging violations of Tennessee's usury statute and Consumer Protection Act. On August 8, 2001, a complaint captioned Mattie L. Street v. PSB Lending Corp., et al., was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis, Case No. CT004888-01. The Street action is also stated as a purported class action lawsuit alleging violations of Tennessee's usury statute and Consumer Protection Act. On October 2, 2001, a complaint captioned Deborah Searcy, Shirley Walker, et. al. vs. Impac Funding Corporation, Impac Mortgage Holdings, Inc. et. al. was filed in the Wayne County Circuit Court, State of Michigan, as a purported class action lawsuit alleging that the defendants violated Michigan's Secondary Mortgage Loan Act, Credit Reform Act and Consumer Protection Act. Except for the Searcy case in Michigan, all of the foregoing cases have been removed to federal court. On October 10, 2001 a complaint captioned Hayes v Impac Funding Corporation, et al was filed in the Circuit Court of Vanderburgh County, Indiana as Case No. 82C01-0110-CP580. This is stated as a purported class action lawsuit alleging a violation of the Indiana Uniform Consumer Credit Code when the loans were originated. On November 30, 2001 a complaint captioned Garry Lee Skinner and Judy Cooper Skinner, et al. v. Preferred Credit, et al. was filed in the Superior Court of Durham County, North Carolina as Case No. 1CV-05596. This is stated as a purported class action alleging a violation of the North Carolina Interest Statutes and Unfair and Deceptive Trade Practices Act when the secondary mortgage loans were originated by the defendants.

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

      Additionally, on November 26, 2001, a complaint captioned Sumner N. Doxie
v. Impac Funding Corp. was filed in the Circuit Court of Cook County, Illinois as Case No. 01L015153, which was subsequently removed to the United States District Court for the Northern District of Illinois, Eastern Division, as Case No. 01C9835. This is stated as a purported class action alleging consumer fraud in connection with the defendant's practice of charging appraisal review fees on its mortgage loans, and alleging violations of the Illinois Consumer Fraud Act for the unauthorized practice of law by performing document preparation services for a fee in connection with its mortgage loans. The plaintiffs in the lawsuit are seeking damages that include punitive damages, compensatory damages, attorney's fees, and litigation costs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the security holders to be voted on during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the American Stock Exchange, or "AMEX," under the symbol IMH. The following table summarizes the high, low and closing sales prices for our common stock as reported by the AMEX for the periods indicated:

                                       2001                            2000
                           ---------------------------      ---------------------------
                           High        Low       Close      High        Low       Close
                           -----      -----      -----      -----      -----      -----
First Quarter .......      $4.49      $2.85      $4.19      $4.25      $3.13      $3.50
Second Quarter ......       7.25       3.89       7.15       4.38       3.06       4.31
Third Quarter .......       8.15       5.76       7.44       4.19       2.38       2.70
Fourth Quarter ......       9.35       6.85       8.50       3.20       1.83       2.95

     On March 27, 2002, the last reported sale price of our common stock on the AMEX was $9.40 per share. As of March 27, 2002, there were 579 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

     Dividend Reinvestment and Stock Purchase Plan. In July 1999, we suspended our dividend reinvestment and stock purchase plan, or "DRSPP" or "Plan." Prior to suspension of the Plan, stockholders could acquire additional shares of our common stock by reinvesting their cash dividends at a 0% to 5% discount of the average high and low market prices as reported on the AMEX on the investment date, as described in the Plan, to the extent shares are issued by us. Stockholders could also purchase additional shares of our common stock through the cash investment option at a 0% to 5% discount of the average high and low market prices as reported on the AMEX during the three trading days preceding the investment date. We are exploring the possibility of amending the existing Plan or adopting a new plan.

      Share Repurchase Program. During 2000, our board of directors authorized us to repurchase up to $3.0 million of our common stock, $.01 par value, in open market purchases from time to time at the discretion of management; the timing and extent of the repurchases were dependent on market conditions. During 2001, we did not repurchase any shares of our common stock. During 2000, we repurchased 991,000 shares of our common stock for $2.3 million. The acquired shares were canceled.

      Stockholder Rights Plan. On October 7, 1998, our board of directors adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each outstanding share of common stock. The dividend distribution was made on October 19, 1998 payable to stockholders of record on that date. The rights are attached to our common stock. The rights will be exercisable and trade separately only in the event that a person or group acquires or announces the intent to acquire 10 percent or more of our common stock (unless the offer to acquire the shares is approved by a majority of the board of directors who are not affiliates of the acquirer). Each right will entitle stockholders to buy one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $30.00. If we are acquired in a merger or other transaction after a person has acquired 10 percent or more our outstanding common stock, each right will entitle the stockholder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 10 percent or more of our common stock, each right will entitle the stockholder, other than the acquiring person, to purchase, at the right's then-current exercise price, a number of shares of our common stock having a market value of twice such price. Following the acquisition by a person of 10 percent or more of our common stock and before an acquisition of 50 percent or more of the common stock, the board of directors may exchange the rights, other than the rights owned by such person, at an exchange ratio of one share of common stock per right. Before a person or group acquires beneficial ownership of 10 percent or more of our common stock, the rights are redeemable for $.0001 per right at the option of the board of directors. The rights will expire on October 19, 2008. The rights distribution is not taxable to stockholders. The rights are intended to enable all of our stockholders to realize the long-term value of their investment in our Company.

Distributions

      To maintain our qualification as a REIT, we intend to make annual distributions to stockholders equal to or greater than 90% of our taxable income in accordance with the Internal Revenue Code, which may not necessarily equal net earnings as calculated in accordance with generally accepted accounting principles, or "GAAP." Our dividend policy is subject to revision at the discretion of the board of directors. All distributions in excess of those required to maintain our REIT status will be made at the discretion of the board of directors and will depend on our taxable income, financial condition and other factors as the board of directors deems relevant. The board of directors has not established a minimum distribution level.

      Distributions to stockholders will generally be taxable as ordinary income, although a portion of such distributions may be designated by us as capital gain or may constitute a tax-free return of capital. We annually furnish to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. Of the total dividends paid during 2001 and 2000, none and approximately $13.7 million, respectively, represented a tax-free return of capital.

      The following table presents our dividends paid or declared for the periods indicated:

                                                                                                          Per Share
                                                                                 Stockholder               Dividend
Period Covered                                                                   Record Date                Amount
-------------------------------------------------------------------------   ---------------------       ---------------
Quarter ended March 31, 2000............................................       April 10, 2000               $0.12
Quarter ended June 30, 2000.............................................        July 6, 2000                $0.12
Quarter ended September 30, 2000........................................      October 11, 2000              $0.12
                                                                             October 1, 2001 and
Quarter ended September 30, 2001........................................    November 1, 2001 (1)            $0.25
Quarter ended December 31, 2001.........................................     January 2, 2002 (2)            $0.44

-----------
(1) Impac Mortgage Holdings, Inc. declared a dividend of $0.25 per share for the third quarter of 2001, payable in two installments: the first installment of $0.13 was paid on October 15, 2001 to stockholders of record on October 1, 2001, and the second installment of $0.12 per share was paid on November 15, 2001 to stockholders of record on November 1, 2001.

(2) Consisted of a regular cash dividend of $0.37 per share and a special cash dividend of $0.07 per share.

      We did not declare a dividend for the quarters ended December 31, 2000, March 31, 2001, and June 30, 2001.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated statements of operations data for each of the years in the five-year period ended December 31, 2001, and the consolidated balance sheet data for the five-year period ended December 31, 2001 were derived from the consolidated financial statements of Impac Mortgage Holdings, Inc. and Impac Funding Corporation and were audited by KPMG LLP, or "KPMG," independent auditors, whose reports appear on pages F-2 and F-36, respectively. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          IMPAC MORTGAGE HOLDINGS, INC.
                            Statements of Operations
              (dollar amounts in thousands, except per share data)

                                                                           Year Ended December 31,
                                                          --------------------------------------------------------
                                                             2001        2000        1999       1998        1997
                                                          ---------   ---------   ---------  ---------   ---------
Net interest income:
   Total interest income ...............................  $ 156,615   $ 147,079   $ 119,458  $ 163,658   $ 109,533
   Total interest expense ..............................    112,012     124,096      89,795    121,695      76,577
                                                          ---------   ---------   ---------  ---------   ---------
     Net interest income ...............................     44,603      22,983      29,663     41,963      32,956
        Provision for loan losses ......................     16,813      18,839       5,547      4,361       6,843
                                                          ---------   ---------   ---------  ---------   ---------
     Net interest income after loan loss provision .....     27,790       4,144      24,116     37,602      26,113

Non-interest income:
   Equity in net earnings (loss) of IFC ................     10,912      (1,762)      4,292    (13,876)      8,316
   Equity in net loss of ICH ...........................         --          --          --       (998)       (239)
   Loss on sale of mortgage loans ......................         --          --          --     (3,111)         --
   Gain on sale of securities ..........................        312          --          93        427         648
   Other income ........................................      6,155       4,275       2,517      4,019       1,601
                                                          ---------   ---------   ---------  ---------   ---------
     Total non-interest income (loss) ..................     17,379       2,513       6,902    (13,539)     10,326
                                                          ---------   ---------   ---------  ---------   ---------

Non-interest expense:
   Write-down on securities available-for-sale .........      2,217      53,576       2,037     14,132          --
   General and administrative and other expenses .......      6,261       5,500       4,505      5,081       2,284
   Mark-to-market loss - SFAS 133 ......................      3,821          --          --         --          --
   (Gain) loss on disposition of real estate owned .....     (1,931)      1,814       2,159      1,707        (433)
   Loss on equity investment of ICH ....................         --          --          --      9,076          --
   Advisory fees .......................................         --          --          --         --       6,242
   Termination agreement expense .......................         --          --          --         --      44,375
                                                          ---------   ---------   ---------  ---------   ---------
     Total non-interest expense ........................     10,368      60,890       8,701     29,996      52,468
                                                          ---------   ---------   ---------  ---------   ---------
Earnings (loss) before extraordinary item and
  cumulative effect of change in accounting principle ..     34,801     (54,233)     22,317     (5,933)    (16,029)
   Extraordinary item ..................................     (1,006)         --          --         --          --
   Cumulative effect of change in accounting
     principle .........................................       (617)         --          --         --          --
                                                          ---------   ---------   ---------  ---------   ---------
Net earnings (loss) ....................................  $  33,178   $ (54,233)  $  22,317  $  (5,933)  $ (16,029)
                                                          =========   =========   =========  =========   =========

Earnings (loss) per share before extraordinary
item and cumulative effect of change in accounting
principle:
   Basic ...............................................  $    1.41   $   (2.70)  $    0.83  $   (0.25)  $   (0.99)
                                                          =========   =========   =========  =========   =========
   Diluted .............................................  $    1.25   $   (2.70)  $    0.76  $   (0.25)  $   (0.99)
                                                          =========   =========   =========  =========   =========

Net earnings (loss) per share:
   Basic ...............................................  $    1.34   $   (2.70)  $    0.83  $   (0.25)  $   (0.99)
                                                          =========   =========   =========  =========   =========
   Diluted .............................................  $    1.19   $   (2.70)  $    0.76  $   (0.25)  $   (0.99)
                                                          =========   =========   =========  =========   =========

Dividends declared per share ...........................  $    0.69   $    0.36   $    0.48  $    1.46   $    1.68
                                                          =========   =========   =========  =========   =========

                          IMPAC MORTGAGE HOLDINGS, INC.
                           Selected Balance Sheet Data
                          (dollar amounts in thousands)

                                                                                   At December 31,
                                                        ----------------------------------------------------------------------
                                                            2001          2000           1999          1998           1997
                                                        ------------  ------------   ------------  ------------   ------------
Investment securities available-for-sale .............  $     32,989  $     36,921   $     93,206  $     93,486   $     67,011
Mortgage loans held-for-investment and
   CMO collateral ....................................     2,249,246     1,389,716      1,313,112     1,181,847      1,052,610
Finance receivables ..................................       466,649       405,438        197,119       311,571        533,101
Investment in Impac Funding Corporation ..............        19,126        15,762         17,372        13,246         27,122
Investment in Impac Commercial Holdings, Inc. ........            --            --             --            --         17,985
Due from affiliates ..................................        14,500        14,500         14,500        17,904         16,679
Total assets .........................................     2,854,734     1,898,838      1,675,430     1,665,504      1,752,812
CMO borrowings .......................................     2,151,400     1,291,284        850,817     1,072,316        741,907
Reverse repurchase agreements ........................       469,491       398,653        539,687       323,625        755,559
Total liabilities ....................................     2,651,369     1,720,398      1,436,586     1,413,898      1,523,782
Total stockholders' equity ...........................       203,365       178,440        238,844       251,606        229,030

                           IMPAC FUNDING CORPORATION
              (dollar amounts in thousands, except Operating Data)

                                                                               Year Ended December 31,
                                                        ----------------------------------------------------------------------
                                                            2001          2000           1999          1998           1997
                                                        ------------  ------------   ------------  ------------   ------------
Statement of Operations Data:
Net interest income:
   Total interest income .............................  $     24,175  $     28,649   $     21,225  $     48,510   $     48,020
   Total interest expense ............................        20,865        30,056         20,953        40,743         41,628
                                                        ------------  ------------   ------------  ------------   ------------
     Net interest income (expense) ...................         3,310        (1,407)           272         7,767          6,392

Non-interest income:
   Gain (loss) on sale of loans ......................        46,949        19,727         27,098       (11,663)        19,414
   Loan servicing income .............................         2,140         6,286          5,221         7,071          4,109
   Gain (loss) on sale of investment securities ......         3,710            51             --          (706)           550
   Mark-to-market loss on investment securities ......            --            --             --          (805)            --
   Other income ......................................         1,295         1,054            979           420             93
                                                        ------------  ------------   ------------  ------------   ------------
     Total non-interest income (loss) ................        54,094        27,118         33,298        (5,683)        24,166
                                                        ------------  ------------   ------------  ------------   ------------

Non-interest expense:
   General and administrative and other operating
     expense .........................................        28,911        19,634         14,965        14,385         10,047
   Amortization of mortgage servicing rights .........         4,519         5,179          5,331         6,361          2,827
   Write-down of securities available-for-sale .......            --         1,537          4,252            --             --
   Provision for repurchases .........................         3,498           371            385           367          3,148
   Mark-to-market loss - SFAS 133 ....................           346            --             --            --             --
   Impairment of mortgage servicing rights ...........           825            --          1,078         3,722             --
                                                        ------------  ------------   ------------  ------------   ------------
     Total non-interest expense ......................        38,099        26,721         26,011        24,835         16,022
                                                        ------------  ------------   ------------  ------------   ------------

Earnings (loss) before income taxes ..................        19,305        (1,010)         7,559       (22,751)        14,536
   Income taxes (benefit) ............................         8,300           770          3,227        (8,738)         6,136
                                                        ------------  ------------   ------------  ------------   ------------
Earnings (loss) before cumulative effect of change
  in accounting principle ............................        11,005        (1,780)         4,332       (14,013)         8,400
   Cumulative effect of change in accounting
   principle .........................................            17            --             --            --             --
                                                        ------------  ------------   ------------  ------------   ------------
Net earnings (loss) after cumulative effect of
  change in accounting principle .....................  $     11,022  $     (1,780)  $      4,332  $    (14,013)  $      8,400
                                                        ============  ============   ============  ============   ============


                                                                                    At December 31,
                                                        ----------------------------------------------------------------------
                                                            2001          2000           1999          1998           1997
                                                        ------------  ------------   ------------  ------------   ------------
Balance Sheet Data:
Mortgage loans held-for-sale .........................  $    174,172  $    275,570   $     68,084  $    252,568   $    620,549
Mortgage servicing rights ............................         8,468        10,938         15,621        14,062         15,568
Total assets .........................................       239,802       317,163        116,246       313,872        656,944
Borrowings from IWLG .................................       174,136       266,994         66,125       192,900        454,840
Other borrowings .....................................            --            --            181        67,058        148,307
Due to affiliates ....................................        14,500        14,500         14,500        24,382          6,198
Total liabilities ....................................       220,482       301,242         98,698       301,009        629,548
Total shareholders' equity ...........................        19,320        15,921         17,548        12,863         27,396

Operating Data (in millions):
Mortgage loan acquisitions ...........................  $      3,204  $      2,113   $      1,672  $      2,249   $      2,571
Master servicing portfolio at period-end .............         5,569         4,043          2,879         3,714          3,029
Servicing portfolio at period-end ....................         1,754         2,429          2,393         3,714          3,029


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

      This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, adverse economic conditions, changes in interest rates, changes in the difference between short-term and long-term interest rates, changes in prepayment rates, changes in assumptions regarding estimated fair value amounts, the availability of financing and, if available, the terms of any financing. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in this Annual Report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

      Together with our subsidiaries and related companies, we primarily operate three core businesses:

      . the long-term investment operations, which primarily invest in non-conforming Alt-A residential mortgage loans, acquired and originated by our mortgage operations, and mortgage-backed securities;

      . the mortgage operations, which acquire, originate, sell and securitize primarily non-conforming Alt-A residential mortgage loans; and

      . the warehouse lending operations, which provide warehouse and repurchase financing to originators of mortgage loans.

      We elect to be taxed as a REIT for federal income tax purposes, which generally allows us to pass through income to stockholders without payment of federal income tax at the corporate level. IMH is entitled to 99% of the earnings or losses of IFC, IMH's non-consolidated REIT qualified subsidiary, through its ownership of all of the non-voting preferred stock of IFC. As such, IMH records its investment in IFC using the equity method. Under this method, original investments made to IFC are recorded at cost and adjusted by IMH's share of earnings or losses.

Relationships with Impac Entities

      Many of the officers and directors of IMH are officers, directors and owners of IFC. IMH owns all of the preferred stock of, and 99% of the economic interest in, IFC, while Joseph R. Tomkinson, Chairman and Chief Executive Officer, William S. Ashmore, President and Chief Operating Officer, and Richard
J. Johnson, Executive Vice President and Chief Financial Officer, are the holders of all of the outstanding voting stock of, and 1% of the economic interest in, IFC.

Significant Transactions

Common Stock Exchange Offering

      In March 1999, certain stockholders of IMH exchanged 1,359,507 shares of their common stock, at an average price of $5.70 per share, for 11% senior subordinated debentures due to mature on February 15, 2004. The debentures were unsecured obligations of IMH subordinated to all indebtedness of IMH's subsidiaries. The debentures bore interest at 11% per annum from their date of issuance, payable quarterly, commencing May 15, 1999, until the debentures were paid in full. Commencing on February 15, 2001, the debentures were redeemable, at IMH's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest. On June 20, 2001, IMH redeemed all of the senior subordinated debentures.

Exchange of Series B Cumulative Convertible Preferred Stock for Series C Cumulative Convertible Preferred Stock

      In February 2000, all shares of series B 10.5% cumulative convertible preferred stock, or "Series B Preferred Stock," was exchanged for series C 10.5% cumulative convertible preferred stock, or "Series C Preferred Stock," and the conversion rate was adjusted to $4.72 per share from $4.95 per share convertible into 5.29661 shares of common stock from 5.050505 shares of common stock or an aggregate of 6,355,932 shares of common stock from 6,060,606 shares of common stock. In August 2001, all of the outstanding shares of Series C Preferred Stock were converted into common stock.

Collateralized Mortgage Obligations

      During 2001, the long-term investment operations, conducted by IMH and IMH Assets, a wholly-owned specialty purpose entity through which IMH conducts its CMO borrowings, issued CMOs totaling $1.5 billion. The following table presents selected information on the issuance of CMOs during 2001 (dollars in millions):

  Issue                                                           Issuance
   Date                        Issuance Name                        Amount
---------------------------------------------------------------------------
 05/23/01  Impac CMB Trust Series 2001-1......................   $  357.8
 08/27/01  Impac CMB Trust Series 2001-2......................      400.5
 10/25/01  Impac CMB Trust Series 2001-3......................      397.0
 12/17/01  Impac CMB Trust Series 2001-4......................      345.6

Real Estate Mortgage Investment Conduits

During 2001, the mortgage operations issued REMICs totaling $1.7 billion. The following table presents selected information on the issuance of REMICs during 2001 (dollars in millions):

  Issue                                                           Issuance
   Date                        Issuance Name                        Amount
---------------------------------------------------------------------------

 01/25/01  Impac Secured Assets Trust 2001-1..................   $  200.0
 03/26/01  Impac Secured Assets Trust 2001-2..................      250.1
 04/23/01  Impac Secured Assets Trust 2001-3..................      200.0
 05/25/01  Impac Secured Assets Trust 2001-4..................      202.3
 07/25/01  Impac Secured Assets Trust 2001-5..................      207.9
 09/25/01  Impac Secured Assets Trust 2001-6..................      200.0
 10/25/01  Impac Secured Assets Trust 2001-7..................      200.0
 12/20/01  Impac Secured Assets Trust 2001-8..................      196.7

Financial Condition

      During the fourth quarter of 1998, the financial markets experienced a liquidity crisis as a result of deterioration in the capital and mortgage-backed securitization markets. We suffered margin calls on our warehouse and reverse repurchase facilities. To meet margin calls, we sold mortgage loans and mortgage-backed securities at prices that were less than their original purchase prices and suffered substantial losses. In response to those events, we made a number of strategic changes in our businesses that we believe have improved operating performance and cash flows, increased the credit quality of our long-term investment portfolio and reduced our exposure to interest rate risks. These strategic changes include:

      .     expansion of our mortgage operations;

      .     introduction of prepayment penalties on our loan programs;

      .     increased frequency of securitization;

      . stricter investment guidelines for our long-term investment operations;

      .     improved hedging policies; and

      .     adjustment of pre-1998 investment securities available-for-sale.

      As a result of the successful execution of these strategies, each quarter over the last three-year period we have reported positive core operating earnings, which excludes one-time non-recurring items and the effect of fair market valuations of derivative instruments. Our business plan coupled with a favorable interest rate environment produced positive asset growth and earnings during 2001. During 2001, we accomplished the following:

      . reported earnings of $33.2 million, or $1.19 per diluted common share, and generated estimated taxable income of $46.4 million, or $1.66 per diluted common share;

      .     increased total assets to $2.9 billion, or 53% over prior year;

      . resumed the regular payment of common stock dividends six months ahead of original expectations by declaring total dividends of $0.69 per common share;

      . increased loan production to $3.2 billion, or 52% over prior year, retained $1.5 billion of primarily non-conforming Alt-A ARMs for long-term investment and completed non-conforming Alt-A securitizations totaling $3.2 billion;

      .     increased average finance receivables by 53% over prior year;

      . converted all of our outstanding 10.5% preferred stock to common stock and retired all of our 11% senior subordinated debentures almost three years before maturity; and

      .     sold 5.1 million newly issued shares of common stock.

      As of December 31, 2001, our total assets were $2.9 billion as compared to total assets of $1.9 billion as of December 31, 2000 and $1.7 billion as of December 31, 1999. Our mortgage loan investment portfolio of $2.2 billion, primarily included high credit quality, non-conforming Alt-A mortgage loans that were acquired and originated by our mortgage operations since 1999. Another $466.6 million of mortgage assets as of December 31, 2001 were outstanding warehouse line advances, referred to as finance receivables, made to affiliates and third party investors to provide short-term warehouse financing. This compares to finance receivables of $405.4 million as of December 31, 2000 and $197.1 million as of December 31, 1999. As of December 31, 2001, $33.0 million, or 1% of total assets, consisted of mortgage-backed securities as compared to $36.9 million, or 2% of total assets, as of December 31, 2000 and $93.2 million, or 6% of total assets, as of December 31, 1999. During 2000, we wrote-off investment securities that were secured by high loan-to-value second trust deeds, securities that were secured by franchise receivables and certain sub-prime subordinated securities that were acquired prior to 1998. We have acquired no mortgage-backed securities for long-term investment since 1999.

      Substantially all of our growth since 1998 was accomplished with liquidity generated from our core operations. In December 2001, our CMO portfolio was generating cash flows of $7.2 million per month as compared to cash flows of $1.5 million per month in December 2000. Cash flow on our CMO portfolio improved as net interest margins widened and the portfolio grew. With increased liquidity generated from our core operating businesses, we were able to increase assets by $1.0 billion through well-managed growth, retire $7.7 million of high cost senior subordinated debentures and resume the payment of regular common stock dividends. We believe that in order for us to continue to generate positive cash flows and earnings we must successfully manage credit, prepayment and interest rate risks. To accomplish these objectives, we acquire and originate and retain for long-term investment high credit quality, non-conforming Alt-A mortgage loans with prepayment penalty features and acquire hedges to mitigate adverse changes in interest rates.

      During 2001, we acquired and originated $3.2 billion of mortgage loans and retained $1.5 billion of non-conforming Alt-A mortgage loans from our mortgage operations for long-term investment. We are committed to acquiring mortgages for long-term investment with favorable credit profiles and with prepayment penalty features. Our non-conforming Alt-A mortgage products have historically had favorable annualized loss rates while prepayment penalty features have mitigated the effect of early payoffs. Because of the credit profile, historical loss performance and prepayment characteristics of our non-conforming Alt-A mortgages, we have been able to borrow a higher percentage against mortgage loans securing CMOs, which we use as long-term financing for our mortgage loan investment portfolio. As of December 31, 2001, total equity invested in our CMO portfolio was $79.6 million, or 3.64% of CMO collateral, as compared to total equity invested of $84.1 million, or 6.31% of CMO collateral, as of December 31, 2000.

      We employ a leveraging strategy to increase our assets by financing our mortgage loan and investment securities portfolios and then using the proceeds to acquire additional mortgage assets. We believe that by maintaining adequate leverage we are protected from having to sell mortgage assets during periods when the value of mortgage assets are declining, which may result in margin calls by our lenders. We also securitize our loans more frequently so that we reduce our exposure to margin calls on warehouse or reverse repurchase facilities by obtaining long-term financing in the form of CMOs and reducing the accumulation period that mortgage loans are outstanding on short-term warehouse or reverse repurchase facilities. As of December 31, 2001, total assets to total equity, or "leverage ratio," was 14.05 to 1 as compared to 10.64 to 1 as of December 31, 2000. As we were able to borrow a higher percentage against mortgage loans securing CMOs, the leverage ratio of the CMO portfolio increased to 28.00 to 1 as of December 31, 2001 as compared to 16.33 to 1 as of December 31, 2000. This means that as a percentage of the total CMO portfolio, we have less equity at risk and we are not subject to margin calls on mortgage loans securing CMO borrowings. With this increased leverage, we have been able to grow our balance sheet by efficiently using our currently available capital. We continually monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions.

      In addition to increasing the credit quality of our mortgage loan investment portfolio, as of December 31, 2001, 54% of mortgage loans held as CMO collateral had prepayment penalty features as compared to 36% with prepayment penalty features as of December 31, 2000. When actual prepayments exceed expectations due to sustained increased prepayment activity, we have to amortize our capitalized premium and securitization costs over a shorter period of time, resulting in a reduced yield to maturity on our mortgage loan portfolio. Conversely, if actual prepayment experience is less than expected prepayment rates, the premium would be amortized over a longer period of time, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis in order to adjust the amortization of our costs. Constant prepayment rates, or "CPR," on CMO collateral increased to 34% CPR during 2001 as compared to 25% CPR during 2000. However, in light of the refinancing boom that occurred during 2001, we believe that prepayment rates would have been much higher absent the levels of prepayment protection in our mortgage loan investment portfolio. Although constant prepayment rates were higher during 2001, net interest margins were less affected by amortization of capitalized premium and securitization costs as we reduced these costs as a percent of CMO collateral. As of December 31, 2001, capitalized premium and securitization costs were 215 basis points of CMO collateral as compared to 277 basis points of CMO collateral as of December 31, 2000. This resulted in premium and securitization cost amortizations during 2001 of $15.0 million on average CMO collateral of $1.5 billion as compared to $15.3 million on average CMO collateral of $1.2 billion during 2000.

     The following table presents selected information about mortgage loans held as CMO collateral for the periods shown (dollars in thousands):

                                                                As of December 31,
                                                             ------------------------
                                                                2001           2000
                                                             ----------    ----------
Unpaid principal balance .................................   $2,128,236    $1,293,791
Percent of Alt-A loans ...................................           95%           90%
Weighted average coupon ..................................         7.92%         9.33%
Weighted average margin ..................................         3.42%         4.15%
Weighted average original LTV ............................           83%           85%
Weighted average original credit score ...................          678           675
Percent with prepayment penalty ..........................           54%           36%
Prior 3 month prepayment rate ............................           28%           23%
Prior 12 month prepayment rate ...........................           34%           25%
Lifetime prepayment rate .................................           34%           31%
Weighed average months until prepayment penalty expiration           22            27

Percent of ARMs...........................................           87%            65%
Percent of hybrid ARMs....................................           68%            65%
Weighted average months until hybrid ARMs interest rate
  adjustment..............................................           15             16
Percent of mortgage loans in California...................           63%            53%
Percent of purchase transactions..........................           70%            74%
Percent of owner occupied.................................           94%            96%
Percent of first lien.....................................           99%            95%

      We follow a hedging program intended to limit our exposure to the effect of changes in interest rates associated with the following:

      . changes in one-month LIBOR which is the index used to re-price our adjustable rate CMO borrowings on a monthly basis;

      . mortgage loans that we have committed to acquire at pre-determined rates through rate-lock commitments, or "locked pipeline;" and

      . the value of proceeds from the sale of our fixed rate mortgage loans held-for-sale.

      Our primary objective is to hedge our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our CMO borrowings. Our hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates resulting from the following:

      . interest rate adjustment limitations on mortgage loans due to periodic and lifetime interest rate caps; and

      . mismatched interest rate adjustment periods of mortgage loans and related borrowings.

      Our goal is to lock in a reliable stream of cash flows when interest rates fall below or rise above certain levels. When interest rates rise or fall, our borrowing costs increase or decrease at greater speeds than the underlying collateral supporting the borrowings. Hedges are allocated to borrowings to provide a hedge against a rise in interest rates. Cash flow derivative instruments hedge the variability of forecasted cash flows attributable to interest rate risk by providing cash flows at certain triggers during changing interest rate environments.

      As we acquire and originate mortgage loans, we purchase caps at interest rate strike prices that are tied to a forward yield curve to hedge forecasted borrowings. We purchase caps at strike prices over the one-month LIBOR forward yield curve to correspond to our borrowing costs, which are indexed to one-month LIBOR. A cap allows the yield on an ARM to rise in an increasing interest rate environment just as the cost of related borrowings would rise as we receive cash payments if one-month LIBOR were to reach the contractual strike price of the cap. The cap would provide protection for (1) periodic and lifetime cap limitations on the mortgage loan that are absent on the related borrowings, and
(2) mismatched interest rate adjustment periods. Simultaneously with the purchase of caps, we may also sell floors, or "collars," at interest rate strike prices that are below the one-month LIBOR forward yield curve. The sale of a floor allows us to offset the cost that we pay for the cap. Our yield on ARMs would decrease in a decreasing interest rate environment just as the cost of related borrowings would decrease as we make cash payments if one-month LIBOR were to reach the contractual strike price of the floor. We also purchase swaps whereby we receive cash payments based on one-month LIBOR and make cash payments at a fixed rate. Swaps have the effect of fixing our borrowing costs on a similar amount of swaps and, as a result, we can reduce the interest rate variability of our borrowings. The purchase of caps, collars and swaps allows us to protect net interest income during periods of increasing interest rates while maintaining a steady stream of cash flows if interest rates decline.

      At December 31, 2001, caps allocated to CMO borrowings had a remaining notional balance of $1.6 billion with a weighted average maturity of approximately 28 months. Pursuant to the terms of the caps, we will receive cash payments if one-month LIBOR reaches certain strike prices, ranging from 1.66% to 10.25%, with a weighted average strike price of 4.65% over the life of the caps. At December 31, 2001, collars allocated to CMO borrowings had a remaining notional balance of $758.9 million with a weighted average maturity of approximately 25 months. Pursuant to the terms of the collars, we will receive cash payments if one-month LIBOR reaches strike prices, ranging from 1.91% to 6.52%, with a weighted average strike price of 4.04% over the life of the collars. We will make cash payments if one-month LIBOR reaches strike prices, ranging from 1.16% to 5.88%, with a weighted average strike price of 3.38%. At December 31, 2001, swaps allocated to CMO borrowings had a remaining notional balance of $71.8 million with a weighted average maturity of approximately 19 months. Pursuant to the terms of the swaps, we will receive cash payments based on one-month LIBOR and make cash payments at fixed rates ranging from 4.83% to 5.18%, with a weighted average fixed rate of 4.93% over the life of the swaps. The notional amounts of caps, collars and swaps are amortized according to projected prepayment rates on the mortgage loans securing the CMO borrowings. However, regarding the floor component of the collar, the notional amount equals the actual principal balance of the CMO collateral. As of December 31, 2001, the fair market value of the caps, collars and swaps was $(4.4) million. These hedges are marked to market each reporting period with the entire change in market value being recognized in other comprehensive income on the balance sheet.

     During 2001, we purchased a collar at strike prices tied to the one-month LIBOR forward yield curve to protect cash flows on CMO borrowings that are secured by hybrid loans with remaining fixed terms, which did not have allocated hedges. The balance sheet hedge protects cash flows on CMO borrowings with hedges just as interest rate hedges would protect cash flows on CMO structures with allocated hedges. As of December 31, 2001, the balance sheet hedge had a notional amount of $815.6 million with a one-month LIBOR cap strike price of 4.38% and a weighted average strike price of 4.79% over the life of the cap. The balance sheet hedge has a one-month LIBOR floor strike price of 3.98% and a weighted average strike price of 4.42% over the life of the floor. The balance sheet hedge matures on March 25, 2004. The notional amount of the balance sheet hedge is amortized according to projected prepayment rates on CMO borrowings. As of December 31, 2001, the fair market value of the balance sheet hedge was $5.1 million. The balance sheet hedge is marked to market each reporting period with the entire change in market value being recognized in other comprehensive income on the balance sheet.

      We record monthly provisions for estimated loan losses on our long-term mortgage investment portfolio as an increase to allowance for loan losses. The provision for estimated loan losses is primarily based on a migration analysis based on historical loss statistics, including cumulative loss percentages and loss severity, of similar loans in our long-term mortgage investment portfolio. The loss percentage is used to determine the estimated inherent losses in the mortgage investment portfolio. Provision for loan losses is also based on management's judgment of net loss potential, including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, the value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

      We recorded loan loss provisions of $16.8 million during 2001 as compared to $18.8 million during 2000. However, our allowance for loan losses increased to $11.7 million as of December 31, 2001 as compared to $5.1 million as of December 31, 2000 as actual loan losses declined. As of December 31, 2001, allowance for loan losses was 43 basis points of total loan receivables, which include our mortgage loan investment portfolio and finance receivables, as compared to 28 basis points as of December 31, 2001. During 2001, actual loan losses were $10.2 million as compared to $17.8 million during 2000. Actual loan losses were higher during 2000 as we wrote-off high loan-to-value second trust deeds, or "125 loans." In addition to lower actual losses during 2001, we recorded gain on disposition of real estate owned of $1.9 million as compared to a loss on disposition of real estate owned of $1.8 million during 2000. The credit quality of our mortgage loan investment portfolio improved as 95% of CMO collateral was non-conforming Alt-A mortgage loans that had a weighted average original credit score of 678 as of December 31, 2001 as compared to 90% and 675, respectively, as of December 31, 2000.

      We continue to focus on successfully building our core operating businesses. We believe that we have developed non-conforming Alt-A mortgage loan products that meet the needs of originators of mortgage loans and borrowers, as well as those of capital market investors. Total non-conforming Alt-A loan production by our mortgage operations increased 52% to $3.2 billion during 2001 as compared to $2.1 billion during 2000. During 2001, the long-term investment operations acquired $1.5 billion of primarily non-conforming Alt-A ARMs from the mortgage operations for long-term investment as compared to $454.0 million acquired during 2000. Our warehouse lending operations increased average outstanding finance receivables to non-affiliated companies by 53% to $205.5 million during 2001 as compared to $134.7 million during 2000. As of December 31, 2001, the warehouse lending operations had warehouse advances outstanding to non-affiliated companies of $300.6 million.

      During 1999, we began to expand the scope of our mortgage operations to include wholesale and retail lending. By expanding into these origination channels we positioned ourselves closer to our customers, which increases the quality of our mortgage loans and decreases the premiums that we pay for acquiring and originating mortgage loans. During

2001, 22% of total loan production was originated through our wholesale and retail channels at a premium of 157 basis points as compared to 13% of total loan production at a premium of 163 basis points during 2000. The decrease in premiums paid for acquiring and originating mortgage loans was more significant considering that we acquired and originated 65% of mortgage loans with prepayment penalty features during 2001 as compared to 53% during 2000. Mortgage loans with prepayment penalty features are generally more costly to acquire and originate than mortgage loans without prepayment penalties. We expanded our correspondent, wholesale and retail origination channels while maintaining our centralized operations, which we believe is a key factor in ensuring quality control and being a low-cost acquirer and originator of mortgage loans. We also believe that technology can provide operational efficiencies and allow us to increase market share, expand our customer base, provide high levels of customer service and reduce per loan operating costs. To accomplish this, we have developed IDASL, an automated underwriting and loan approval system, and a delivery tracking system for our warehouse lending operations.

      The following table presents certain information about mortgage loan acquisitions and originations by our mortgage operations and our long-term investment operations for the periods shown, excluding net premiums paid (dollars in thousands):

                                               Mortgage Operations (1)                  Long-Term Operations (2)
                                       --------------------------------------    --------------------------------------
                                          2001          2000          1999          2001          2000          1999
                                       ----------    ----------    ----------    ----------    ----------    ----------
Total acquisitions .................   $3,066,077    $2,078,824    $1,647,718    $1,486,343    $  450,712    $  637,390
Percent of Alt-A loans .............           99%           96%           90%           99%           93%           81%
Weighted average coupon ............         8.05%         9.78%         8.87%         7.42%         9.41%         8.99%
Weighted average margin ............         3.16%         4.10%         4.19%         3.20%         4.11%         4.15%
Weighted average original LTV ......           81%           85%           87%           83%           87%           91%
Weighted avg orig credit score .....          681           676           680           680           673           679
Percent with prepay penalty ........           64%           53%           39%           59%           51%           35%
Percent of ARMs loans ..............           48%           23%           35%           99%           91%           78%
Percent of hybrid loans ............           35%           23%           33%           74%           88%           71%
Percent of mortgages in Calif ......           56%           40%           44%           70%           64%           64%
Percent of purchase transactions ...           62%           81%           77%           67%           82%           70%
Percent of owner occupied ..........           91%           96%           97%           93%           99%           98%
Percent of first lien ..............           99%           98%          100%           99%           98%           97%

--------------
(1)   Excludes loan production from Novelle Financial Services, Inc.

(2)   All acquisitions were from our mortgage operations.

      In order to minimize risks associated with the accumulation of our mortgage loans, we seek to securitize our mortgage loans more frequently by creating smaller securitizations of our loans, thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of our loans. During 2001, we completed 12 FRM and ARM securitizations for $3.2 billion as compared to total securitizations of $2.2 billion during 2000. In addition, we currently have in place a forward commitment for the securitization of our mortgage loans and the related mortgage servicing rights created from these securities. This gives us the ability to securitize without substantial reliance on the secondary markets and allows us to realize all cash gains on these sales transactions.

      All of our businesses actively work together to deliver comprehensive mortgage investment and lending services to our correspondent sellers, mortgage brokers, retail customers and capital market investors through a wide array of mortgage loan programs, web-based technology and centralized operations so that we can provide high levels of customer service at low per loan costs.

     We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements:

     . allowance for loan losses. For further information see discussion of allowance for loan losses under Results of Operations--Impac Mortgage Holdings, Inc. and Note A of the consolidated financial statements of Impac Mortgage Holdings, Inc. and subsidiaries.

     . mortgage servicing rights. We value our mortgage servicing rights utilizing significant assumptions and estimates. For further information see Note A and Note L of the consolidated financial statements of Impac Funding Corporation and subsidiaries.

RESULTS OF OPERATIONS--
IMPAC MORTGAGE HOLDINGS, INC.

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO YEAR ENDED DECEMBER 31, 2000

Results of Operations

      Our net earnings increased to $33.2 million, or $1.19 per diluted share, for 2001 as compared to a loss of $54.2 million, or $(2.70) per diluted share, for 2000. Our net earnings increased over prior year results as follows:

      . net interest income, before provision for loan losses, increased $21.6 million, or 94%, to $44.6 million during 2001 as compared to net interest income of $23.0 million during 2000;

      . equity in net earnings of IFC increased $12.7 million to $10.9 million during 2001 as compared to equity in net loss of IFC of $1.8 million; and

      . non-interest expense decreased $50.5 million to $10.4 million during 2001 as compared to $60.9 million during 2000.

      We also generated estimated taxable income of $46.4 million, or $1.66 per diluted share, during 2001 compared to a taxable loss of $43.9 million, or $(2.07) per diluted share, during 2000. As a REIT, we are required to distribute a minimum of 90% of our estimated taxable income to our stockholders by the time we file our applicable tax returns. As of December 31, 2001, we met all of our dividend distribution requirements. When we file our annual tax returns there are certain adjustments that we make to net earnings as reported based on GAAP. For instance, for tax purposes we can only deduct loan loss provisions to the extent that we incurred actual loan losses. Because we pay dividends based on taxable income, dividends may be more or less than GAAP earnings.

      Our board of directors declared regular cash dividends of $0.62 per share and a special cash dividend of $0.07 per share during 2001. The special dividend was the result of a non-recurring recovery of previously charged-off assets, which we received during the fourth quarter of 2001, and increased our overall taxable income. The regular cash dividend of $0.37 per share and the special cash dividend of $0.07 per share that was declared in 2001, but paid in 2002, represents a 2002 dividend distribution. The following table presents a reconciliation of estimated taxable income to GAAP earnings (dollars in thousands, except per share amounts):

                                                                 For the Year Ended,
                                                                --------------------
                                                                     December 31,
                                                                -------------------
                                                                  2001        2000
                                                                --------    --------
Net earnings (loss) .........................................   $ 33,178    $(54,233)
Adjustments to earnings (loss):
  Mark-to-market loss - SFAS 133 ............................      3,821          --
  Write-down of investment securities available-for-sale ....      2,217      18,866
  Cumulative effect of change in accounting principle .......        617          --
  Alternative minimum tax ...................................        550          --
  Loan loss provision .......................................     16,813      18,839
  Dividends from IFC ........................................      8,894          --
  Cash received from previously charged-off assets ..........      1,773          --
  Tax deduction for actual loan losses ......................    (10,211)    (17,778)
  Gain on sale of investment securities available-for-sale ..       (312)         --
  Equity in net (earnings) loss of IFC ......................    (10,912)      1,762
  Other miscellaneous adjustments ...........................         --        (520)
                                                                --------    --------
Estimated taxable earnings (1) ..............................   $ 46,428    $(33,064)
                                                                ========    ========
Estimated taxable earnings per diluted share (1) ............   $   1.66    $  (1.20)
                                                                ========    ========

----------

(1) Excludes annual tax deductions of approximately $10.9 million for amortization of the termination of our management agreement in 1997, the deduction for dividends paid and the availability of a deduction attributable to net operating loss carryforwards. After 2001, we will have completely deducted amortization of our management agreement from taxable income.

     We also report earnings on a core basis to reflect recurring earnings from operations. Core operating earnings exclude one-time non-recurring revenue and expense items and the effect of fair value accounting for derivative instruments and hedging activities as required by SFAS 133. Depending on non-recurring and fair value accounting adjustments, core operating earnings may at times be more or less than GAAP earnings. Core operating earnings is a non-GAAP concept and may not be comparable to other Company's core operating earnings. The following table presents a reconciliation of core operating earnings to GAAP earnings (dollars in thousands, except per share amounts):

                                                                                         For the Year Ended,
                                                                                        --------------------
                                                                                             December 31,
                                                                                          2001        2000
                                                                                        --------    --------
Net earnings (loss) .................................................................   $ 33,178    $(54,233)
Adjustments to earnings (loss):
  Mark-to-market loss - SFAS 133 ....................................................      3,821          --
  Write-down of investment securities available-for-sale ............................      2,217      53,576
  Cumulative effect of change in accounting principle ...............................        617          --
  Alternative minimum tax ...........................................................        550          --
  Write-off of discounts upon retirement of senior subordinated debentures ..........      1,006          --
  Excess loan loss provisions to allow for write-down of non-performing loans .......         --      14,499
  Tax-effected write-down of investment securities available-for sale owned by IFC
     and write-off of bank related start-up costs incurred by IFC ...................         --       1,836
  Tax effected recovery of previously charged-off assets ............................     (2,813)         --
                                                                                        --------    --------
Core operating earnings .............................................................   $ 38,576    $ 15,678
                                                                                        --------    --------
Core operating earnings per diluted share ...........................................   $   1.38    $   0.57
                                                                                        ========    ========

Net Interest Income

      We earn interest income primarily on mortgage assets, and to a lesser degree, interest income earned on cash and cash equivalents and due from affiliates. Interest expense is primarily interest paid on borrowings on mortgage assets and includes interest expense paid on due to affiliates and senior subordinated debt. We also receive or make cash payments on our hedges as an adjustment to the yield on mortgage assets depending on whether certain specified interest rate levels are reached. Mortgage assets include CMO collateral, mortgage loans held-for-investment, finance receivables and investment securities available-for-sale. Borrowings on mortgage assets include CMO borrowings, reverse repurchase agreements and borrowings on investment securities available-for-sale.

      Net interest income, before provision for loan losses, increased 94% to $44.6 million during 2001 as compared to $23.0 million during 2000. The increase in net interest income during 2001 was primarily due to short-term interest rate reductions that occurred throughout 2001 and significantly reduced our CMO borrowing costs. As interest rates rapidly declined, our adjustable rate CMO borrowing costs declined at a faster rate than coupons on mortgage loans as our CMO borrowings are not subject to the same periodic interest rate caps as our mortgage loans. In addition, adjustable rate CMO borrowings are subject to interest rate adjustments on a monthly basis as compared to mortgage loans which may have fixed interest rates or are subject to interest rate adjustments every six months. Net interest income was also higher as average mortgage assets increased 22% to $2.2 billion during 2001 as compared to $1.8 billion during 2000. The combination of lower borrowing costs and a larger portfolio of mortgage assets resulted in higher net interest income during 2001.

      Net interest margins on mortgage assets increased 75 basis points to 1.98% during 2001 as compared to 1.23% during 2000 as the yield on borrowings on mortgage assets decreased 203 basis points to 5.45% from 7.48%, respectively, while the yield on mortgage assets declined only 94 basis points to 7.11% from 8.05%, respectively. The primary reason for the widening of interest rate margins was a 154 basis point increase in net interest margins on CMO collateral. Net interest margins on CMO collateral increased to 2.01% during 2001 as compared to 0.47% during 2000 as rapidly decreasing short-term interest rates reduced yields on CMO borrowings. CMO borrowing costs decreased 191 basis points to 5.39% during 2001 from 7.30% during 2000. Average one-month LIBOR, which is the primary index used to re-price CMO borrowings, averaged 3.88% during 2001 as compared to 6.42% during 2000.

      Additionally, our mortgage loan investment portfolio benefited from a steeper yield curve during 2001. A steepening of the yield curve results when there is a wider interest rate spread differential between short-term interest rates and long-term interest rates. A steeper yield curve benefits our mortgage loan investment portfolio as interest rates on mortgage loan acquisitions and originations are determined by using the ten-year Treasury rate plus a margin as compared to new CMO borrowings which are determined by using one-month LIBOR plus a margin.

      The impact of hedges reduced net interest income and net interest margins during 2001. Net hedge cash payments and amortization of hedge costs were $5.2 million during 2001 as compared to $237,000 during 2000. Excluding the effect of hedges, net interest margins on mortgage assets would have been 2.22% during 2001 as compared to actual net interest margins of 1.98%. During 2000, net interest margins would have been 1.21%, excluding hedges, as compared to actual net interest margins of 1.23%. We believe that the Federal Reserve Bank's policy of short-term interest rate reductions during 2001 to provide relief to a faltering economy was exacerbated by the events of September 11, 2001 and precipitated further interest rate cuts by the Federal Reserve Bank. We believe that our current hedging policy is sound and that as the economy recovers from the current recession and when interest rates rise in the future we will benefit from positive cash flows generated by our hedges.

      The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the years ended December 31, 2001 and 2000 (dollars in thousands):

                                      For the year ended December 31, 2001           For the year ended December 31, 2000
                                  --------------------------------------------    ----------------------------------------------
                                                          Weighted                                        Weighted
                                    Average                 Avg.       % of        Average                   Avg.       % of
                                    Balance    Interest    Yield     Portfolio     Balance     Interest     Yield     Portfolio
                                  ----------   --------   --------   ---------    ----------   --------    --------   ---------
MORTGAGE ASSETS
Subordinated securities
  collateralized by mortgages .   $   34,199   $  3,517      10.28%       1.58%   $   57,651   $  7,249       12.57%       3.21%
Subordinated securities
  collateralized by other loans           --         --         --          --         2,871        273        9.51        0.16
                                  ----------   --------                           ----------   --------
   Total investment securities        34,199      3,517      10.28        1.58        60,522      7,522       12.43        3.37
                                  ----------   --------                           ----------   --------
Loan receivables:
CMO collateral ................    1,519,702    108,328       7.13       70.19     1,198,478     85,923        7.17       66.69
Mortgage loans
  held-for-investment .........      137,130      8,188       5.97        6.33       119,326      8,966        7.51        6.64
Finance receivables:
  Affiliated ..................      268,718     18,362       6.83       12.41       284,070     28,044        9.87       15.80
                                  ----------   --------                           ----------   --------
  Non-affiliated ..............      205,474     15,556       7.57        9.49       134,741     14,280       10.60        7.50
                                  ----------   --------                           ----------   --------
   Total finance receivables ..      474,192     33,918       7.15       21.90       418,811     42,324       10.11       23.30
                                  ----------   --------                           ----------   --------
    Total loan receivables ....    2,131,024    150,434       7.06       98.42     1,736,615    137,213        7.90       96.63
                                  ----------   --------                           ----------   --------
Total mortgage assets .........   $2,165,223   $153,951       7.11%     100.00%   $1,797,137   $144,735        8.05%     100.00%
                                  ==========   ========                           ==========   ========

BORROWINGS
CMO borrowings ................   $1,444,033   $ 77,813       5.39%      70.72%   $1,100,151   $ 80,287        7.30%      67.06%
Reverse repurchase
  agreements-mortgages ........      580,605     30,804       5.31       28.44       513,987     39,216        7.63       31.33
Borrowings secured by
  investment securities .......       17,199      2,566      14.92        0.84        26,350      3,217       12.21        1.61
                                  ----------   --------                           ----------   --------
Total borrowings on
   mortgage assets ............   $2,041,837   $111,183       5.45%     100.00%   $1,640,488   $122,720        7.48%     100.00%
                                  ==========   ========                           ==========   ========

Net Interest Spread (1) .......                               1.66%                                            0.57%

Net Interest Margin (2) .......                               1.98%                                            1.23%

------------------
(1) Calculated by subtracting the yield on total borrowings on mortgage assets from the yield on total mortgage assets.
(2) Calculated by subtracting interest on total borrowings on mortgage assets from interest on total mortgage assets and dividing the result by the average balance of total mortgage assets.

Interest Income on Mortgage Assets

      CMO collateral. Interest income on CMO collateral increased 26% to $108.3 million during 2001 as compared to $85.9 million during 2000 as average CMO collateral increased 25% to $1.5 billion as compared to $1.2 billion, respectively. Average CMO collateral increased as the long-term investment operations issued four CMOs during 2001 totaling $1.501 billion, which were secured by $1.513 billion of mortgage loans. In comparison, the long-term investment operations issued CMOs totaling $943.6 million, which were secured by $952.8 million of mortgage loans, during 2000. The issuance of CMOs was partially offset by CMO collateral prepayments of $581.4 million during 2001, a 12-month prepayment rate of 34% CPR. During 2000, CMO collateral prepayments were $309.7 million, a 12-month prepayment rate of 25% CPR. CMO collateral prepayment rates increased as interest rates declined during 2001, however, we believe that absent prepayment penalties, early loan prepayments would have been much higher. The long-term investment operations acquired mortgage loans with prepayment penalty features of $876.8 million, or 59% of mortgage loans acquired, during 2001 as compared to $231.0 million, or 51% of mortgage loans acquired, with prepayment penalties during 2000. We believe that a higher percentage of mortgages acquired for long-term investment with prepayment penalties will to lead to less volatility in net interest income and provide consistent income streams.

      The weighted average yield on CMO collateral decreased 4 basis points to 7.13% during 2001 as compared to 7.17% during 2000 even though mortgage rates declined to all-time lows during 2001. The primary reasons for the slight decrease in yield on CMO collateral was as follows:

      . $1.1 billion, or 74% of mortgage loan acquisitions, were hybrid loans that were fixed throughout 2001;

      . periodic interest rate adjustment cap limits on ARMs lagged market interest rate declines; and

      . the cost basis of capitalized premiums was lower during 2001 as compared to 2000.

      During 2001, average capitalized premiums were 164 basis points of average CMO collateral as compared to 225 basis points of average CMO collateral during 2000. This resulted in premium amortization and a corresponding reduction to interest income of $8.4 million during 2001 as compared to $10.6 million during 2000. Capitalized cost of premiums paid on loan acquisitions as of December 31, 2001 was $35.4 million as compared to capitalized premiums of $22.8 million as of December 31, 2000.

     On August 10, 2001, the Derivatives Implementation Group, or "DIG," of the Financial Accounting Standards Board, or "FASB," published DIG G20, which further interpreted SFAS 133. On October 1, 2001, we adopted the provisions of DIG G20 and net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20. As of October 1, 2001, we started amortizing the fair market value of capitalized hedge costs as a reduction to interest income. However, for tax purposes, we will amortize the historical cost of our hedges on our tax returns. As of December 31, 2001, the capitalized carrying value of our hedges was $6.6 million, or 30 basis points of CMO collateral, as compared to $2.6 million, or 20 basis points of CMO collateral, as of December 31, 2000.

      Mortgage loans held-for-investment. Interest income on mortgage loans held-for-investment decreased 9% to $8.2 million during 2001 as compared to $9.0 million during 2000 as the weighted average yield decreased to 5.97% from 7.51%, respectively. The yield decreased primarily as non-performing loans from a collapsed CMO structure was reclassified on our balance sheet as mortgage loans held-for-investment during 2001. CMO borrowings can be collapsed, or called, when the current principal balance of CMO collateral securing a specific CMO structure reaches a certain level, generally 20% to 25% of the original principal balance of the pool of mortgage loans securing the CMO borrowings. When we call a CMO structure we have to repay CMO borrowings. The CMO collateral that secured the repaid CMO borrowings can be used in a new CMO structure if the CMO collateral is not more than 30 days past due. When we collapsed the CMO structure during 2001, we retained non-performing loans that could not be used for CMO collateral and which was reclassified on our balance sheet as mortgage loans held-for-investment. We did not accrue interest income on non-performing mortgage loans, which results in a lower yield.

      Finance receivables. Interest income on finance receivables decreased 20% to $33.9 million during 2001 as compared to $42.3 million during 2000 as the weighted average yield decreased to 7.15% as compared to 10.11%, respectively. The yield on finance receivables decreased as average prime declined to 6.91% during 2001 as compared to 9.23% during 2000. Prime is the index we use to determine interest rates on finance receivables. The decrease in interest income, which was caused by a decline in prime, was partially offset by higher average finance receivable balances. Average finance receivables increased 13% to $474.2 million during 2001 as compared to $418.8 million during 2000 as loan production by our mortgage operations increased, as well as warehouse financing activity by customers of our warehouse lending operations. Average finance receivables to non-affiliated customers increased 53% to $205.5 million during 2001 as compared to $134.7 million during 2000.

      Investment securities available-for-sale. Interest income on investment securities available-for-sale decreased 53% to $3.5 million during 2001 as compared to $7.5 million during 2000 as average investment securities decreased 43% to $34.2 million as compared to $60.5 million, respectively. Average investment securities decreased as we wrote-off

$52.6 million of investment securities during the first six months of 2000. The weighted average yield on investment securities decreased to 10.28% during 2001 as compared to 12.43% during 2000.

Interest Expense on Borrowings

      CMO borrowings. Interest expense on CMO borrowings decreased 3% to $77.8 million during 2001 as compared to $80.3 million during 2001 as the weighted average yield decreased to 5.39% as compared to 7.30%, respectively. The yield on CMO borrowings decreased as short-term interest rates declined during 2001. Average one-month LIBOR, which is the index used to determine interest rates on adjustable rate CMO borrowings, was 3.88% during 2001 as compared to 6.42% during 2000. Adjustable rate CMO borrowings adjust every month to an interest rate that is equal to one-month LIBOR as of the pricing date of the previous month, generally the 25th of each month, plus a spread. The decrease in interest expense on CMO borrowings which was caused by interest rate reductions during 2001 was partially offset by higher average CMO borrowing balances. Average CMO borrowings increased 27% to $1.4 billion during 2001 as compared to $1.1 billion during 2000 as we issued CMOs totaling $1.5 billion during 2001.

      Interest expense on CMO borrowings was adversely affected by an increase of amortization of capitalized securitization costs. Securitization costs are incurred when CMOs are issued and securitization costs are capitalized and amortized over the life of the CMO borrowings as an adjustment to the yield. During 2001, we amortized securitization costs of $6.5 million as compared to $4.7 million during 2000. However, capitalized securitization costs were $11.6 million, or 53 basis points of CMO collateral, as of December 31, 2001 as compared to $14.1 million, or 106 basis points of CMO collateral as of December 31, 2000.

      Reverse repurchase agreements. Interest expense on reverse repurchase agreements, which are used to fund the acquisition of mortgage loans and finance receivables, decreased 21% to $30.8 million during 2001 as compared to $39.2 million during 2000 as the weighted average yield decreased to 5.31% as compared to 7.63%, respectively. The yield on reverse repurchase agreements decreased during 2001 as interest rates declined. The decrease in interest expense on reverse repurchase agreements that was caused by interest rate reductions during 2001 was partially offset by higher average balances. Average reverse repurchase agreements increased 13% to $580.6 million during 2001 as compared to $514.0 million during 2000 as more loans were acquired by our long-term investment operations, our mortgage banking operations had higher loan production and our warehouse lending operations had increased warehouse activity from its customers.

      Borrowings secured by investment securities. Interest expense on borrowings secured by investment securities decreased 19% to $2.6 million during 2001 as compared to $3.2 million during 2000 as average borrowings decreased 35% to $17.2 million as compared to $26.4 million, respectively. The weighted average yield on borrowings secured by investment securities increased to 14.92% during 2001 as compared to 12.21% during 2000.

Non-Interest Income

      Non-interest income increased to $17.4 million during 2001 as compared to $2.5 million during 2000 primarily due to an increase in equity in net earnings
(loss) of IFC. IMH records 99% of the earnings or losses from IFC, as IMH owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC. Equity in net earnings of IFC increased $12.7 million to $10.9 million during 2001 as compared to equity in net loss of IFC of $(1.8) million during 2000. The increase in net earnings of IFC was primarily the result of increased gain on sale of mortgage loans. Gain on sale of mortgage loans increased to $46.9 million during 2001 as compared to $19.7 million during 2000 due to the following:

      .     higher sales volume of mortgage loans;

      .     sale of mortgage loans at slightly higher prices; and

      . sale of mortgage servicing rights on ARMs sold to the long-term investment operations.

      For more information on the results of operations of IFC, refer to "--Results of Operations--Impac Funding Corporation."

Non-Interest Expense

      Non-interest expense decreased to $10.4 million during 2001 as compared to $60.9 million during 2000 primarily due to $53.6 million of write-downs of investment securities available-for-sale during 2000. Non-interest expense also includes fair valuation adjustments on hedges of $3.8 million during 2001. Excluding total write-downs of investment securities available-for-sale and the effect of mark-to-market loss - SFAS 133, non-interest expense decreased 41% to $4.3 million during 2001 as compared to $7.3 million during 2000. The primary reason for the decrease in non-interest expense during 2001 was gain on disposition of real estate owned of $1.9 million as compared to a loss on disposition of real estate owned of $1.8 million during 2000.

Credit Exposures

Non-performing Assets

      Non-performing assets consist of loans that are 90 days or more delinquent, or "non-accrual loans," including loans in foreclosure and delinquent bankruptcies, and real estate acquired in settlement of loans, or other real estate owned. It is our policy to place a mortgage loan on non-accrual status when a loan becomes 90 days delinquent. Any previously accrued interest will be reversed from income. Non-accrual loans are included in mortgage loans held-for-sale, mortgage loans held-for-investment and CMO collateral, or "mortgage loan portfolios." The outstanding unpaid principal balance of non-performing assets totaled $75.7 million as of December 31, 2001 as compared to $49.9 million as of December 31, 2000. The increase in non-performing assets was primarily due to an increase in the size of our mortgage loan investment portfolios. As of December 31, 2001, non-performing assets as a percentage of our mortgage loan portfolios was 2.54% as compared to 2.43% as of December 31, 2000. The carrying amount of other real estate owned, after writing down the mortgage loan to the broker's price opinion or appraised value, was $8.1 million and $4.7 million at December 31, 2001 and 2000, respectively. We recorded gain on the disposition of other real estate owned of $1.9 million during 2001 and a loss on disposition of real estate owned of $1.8 million during 2000.

     We monitor our sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide. This includes an effective and aggressive collection effort in order to minimize mortgage loans from becoming non-performing assets. However, when resolving non-performing assets, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in maximum financial benefit. This is accomplished by either working with the borrower to bring the loan current or by foreclosing and liquidating the property. We perform ongoing review of loans that display weaknesses and believe that we maintain adequate loss allowance on the mortgage loans. The following table summarizes the unpaid principal balance of non-performing assets included in our mortgage loan portfolios for the periods shown (in thousands):

                                                              At December 31,
                                                            --------------------
                                                              2001         2000
                                                            -------      -------
Mortgage Loans Held-for-Sale:
   Non-accrual .......................................      $ 6,432      $ 3,680
   Other real estate owned ...........................          330          148
                                                            -------      -------
     Total mortgage loans held-for-sale ..............        6,762        3,828
                                                            -------      -------
Mortgage Loans Held-for-Investment:
   Non-accrual .......................................        9,922       10,197
   In process foreclosures ...........................        2,002        3,168
                                                            -------      -------
     Total mortgage loans held-for-investment ........       11,924       13,365
                                                            -------      -------
CMO collateral:
   Non-accrual .......................................       51,214       28,798
   Other real estate owned ...........................        5,805        3,883
                                                            -------      -------
     Total CMO collateral ............................       57,019       32,681
                                                            -------      -------
        Total mortgage loan portfolios ...............      $75,705      $49,874
                                                            =======      =======

Delinquent Loans

      When a borrower fails to make required payments on a loan and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the loan is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. In foreclosure sales, we generally acquire title to the property. As of December 31, 2001, our mortgage loan portfolios included 3.84% of mortgage loans that were 60 days or more delinquent as compared to 4.89% as of December 31, 2000. Loans that are 30 days delinquent may experience seasonality and servicing transfer issues so they are therefore excluded.

      The following table summarizes the unpaid principal balance of mortgage loans in our mortgage loan portfolios that were 60 or more days delinquent for the periods shown (in thousands):

                                                               At December 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
Mortgage Loans Held-for-Sale:
   60-89 days delinquent .................................   $    494   $    861
   90 or more days delinquent (1) ........................      6,432      3,680
                                                             --------   --------
     Total mortgage loans held-for-sale ..................      6,926      4,541
                                                             --------   --------
Mortgage Loans Held-for-Investment:
   60-89 days delinquent .................................        916        115
   90 or more days delinquent (1) ........................      9,922     10,197
                                                             --------   --------
     Total mortgage loans held-for-investment ............     10,838     10,312
                                                             --------   --------
CMO collateral:
   60-89 days delinquent .................................     20,904     25,098
   90 or more days delinquent (1) ........................     51,214     28,798
                                                             --------   --------
     Total CMO collateral ................................     72,118     53,896
                                                             --------   --------
        Total mortgage loan portfolios ...................   $ 89,882   $ 68,749
                                                             ========   ========
-----------

(1)   Includes loans in foreclosure and delinquent bankruptcies.

Provision for Loan Losses

      Total allowance for loan losses expressed as a percentage of gross loan receivables which includes loans held-for-investment, CMO collateral and finance receivables, increased to 0.43% as of December 31, 2001 as compared to 0.28% as of December 31, 2000. We recorded net loan loss provisions of $16.8 million during 2001 as compared to $18.8 million during 2000. The amount provided for loan losses decreased during 2001 primarily due to loan loss provisions made during 2000 for the anticipated loss on disposition or write-off of 125 loans. The allowance for loan losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

Results of Operations

     Net loss for the year ended December 31, 2000 was $54.2 million, or $(2.70) per diluted common share, compared to net earnings of $22.3 million, or $0.76 per diluted common share, for 1999. The loss for 2000 was primarily the result of non-cash accounting charges, or "accounting charges," of $68.9 million. Accounting charges taken during 2000 included the write-down of $52.6 million of investment securities and additional increases in our allowance for loan loss of $14.5 million due to the continued deterioration in the performance of collateral supporting specific investment securities.

      We wrote-off substantially all remaining book value on specific investment securities during 2000, which included all investment securities secured by high loan-to-value second trust deeds, investment securities secured by franchise mortgage receivables and certain sub-prime subordinated securities, all of which were acquired prior to 1998. Starting in 1998, our investment strategy has been to only acquire or invest in investment securities that are secured by mortgage loans underwritten and purchased by the mortgage operations due to their superior historical performance. In addition, based on losses and delinquencies in the high loan-to-value portfolio during 2000, we increased the loan loss allowance to provide for losses inherent in the remaining high loan-to-value second trust deed portfolio. Lastly, IFC wrote off substantially all of its remaining investment securities, which were secured by franchise mortgage receivables, resulting in an after-tax charge of $1.0 million.

      Excluding accounting charges, core operating earnings were $14.7 million, or $0.54 per diluted common share, during 2000 as compared to core operating earnings of $22.3 million, or $0.76 per diluted common share, during 1999. The decrease in core operating earnings during 2000 was primarily the result of a $6.7 million decrease in net interest income as compared to 1999. The decrease in net interest income during 2000 was primarily the result of rising short-term interest rates, which adversely affected net interest margins on mortgage assets.

Net Interest Income

      Net interest income, before provision for loan losses, decreased 23% to $23.0 million during 2000 as compared to $29.7 million during 1999. The decrease in net interest income during 2000 was primarily the result of smaller net interest margins on mortgage assets, which decreased to 1.23% during 2000 as compared to 1.84% during 1999. The decrease in net interest margins was partially offset as average mortgage assets increased 13% to $1.8 billion during 2000 as compared to $1.6 billion during 1999. Net interest margins on average CMO collateral decreased to 0.47% during 2000 as compared to 0.79% during 1999 as the rapid increase in short-term interest rates during 2000 resulted in compression of net interest margins. As short-term interest rates increased rapidly during 2000, CMO financing costs, which are indexed to one-month LIBOR and adjust every month, increased at a faster pace than interest rates on CMO collateral, which primarily have the following characteristics:

      . adjustable rate loans that are indexed to six-month LIBOR and adjust every six months but are subject to periodic and lifetime interest rate caps; and

      . mortgage loans that have fixed interest rates for the first two to three years of the loan and subsequently change to adjustable interest rate loans.

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

      The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings for the years ended December 31, 2000 and 1999 and includes interest income on mortgage assets and interest expense related to borrowings on mortgage assets only (dollars in thousands):

                                         For the year ended December 31, 2000            For the year ended December 31, 1999
                                     --------------------------------------------    ---------------------------------------------
                                      Weighted                                        Weighted
                                       Average                 Avg.       % of         Average                 Avg.       % of
                                       Balance    Interest    Yield     Portfolio      Balance    Interest     Yield    Portfolio
                                     ----------   --------   --------   ---------    ----------   --------    --------  ---------
MORTGAGE ASSETS
Subordinated securities
  collateralized by
mortgages ........................   $   57,651   $  7,249      12.57%       3.21%   $   87,107   $ 12,604       14.47%     5.56%
Subordinated securities
  collateralized by other loans ..        2,871        273       9.51        0.16         7,433        834       11.22      0.47
                                     ----------   --------                           ----------   --------
   Total investment securities ...       60,522      7,522      12.43        3.37        94,540     13,438       14.21      6.03
                                     ----------   --------                           ----------   --------
Loan receivables:
CMO collateral ...................    1,198,478     85,923       7.17       66.69     1,119,813     74,096        6.62     71.48
Mortgage loans
  held-for-investment ............      119,326      8,966       7.51        6.64        34,767      2,345        6.74      2.22
Finance receivables:
  Affiliated .....................      284,070     28,044       9.87       15.80       232,741     19,566        8.41     14.86
  Non-affiliated .................      134,741     14,280      10.60        7.50        84,783      7,779        9.18      5.41
                                     ----------   --------                           ----------   --------
   Total finance receivables .....      418,811     42,324      10.11       23.30       317,524     27,345        8.61     20.27
                                     ----------   --------                           ----------   --------

    Total loan receivables .......    1,736,615    137,213       7.90       96.63     1,472,104    103,786        7.05     93.97
                                     ----------   --------                           ----------   --------
Total mortgage assets ............   $1,797,137   $144,735       8.05%     100.00%   $1,566,644   $117,224        7.48%   100.00%
                                     ==========   ========                           ==========   ========

BORROWINGS
CMO borrowings ...................   $1,100,151   $ 80,287       7.30%      67.06%   $1,017,992   $ 65,212        6.41%    74.25%
Reverse repurchase
  agreements-mortgages ...........      513,987     39,216       7.63       31.33       331,179     21,545        6.51     24.16
Borrowings secured by
  investment securities ..........       26,350      3,217      12.21        1.61         6,445        686       10.64      0.47
Reverse repurchase
  agreements-securities ..........           --         --         --          --        15,377        998        6.49      1.12
                                     ----------   --------                           ----------   --------
Total borrowings on
   mortgage assets ...............   $1,640,488   $122,720       7.48%     100.00%   $1,370,993   $ 88,441        6.45%   100.00%
                                     ==========   ========                           ==========   ========

Net Interest Spread ..............                               0.57%                                            1.03%

Net Interest Margin ..............                               1.23%                                            1.84%

Interest income on Mortgage Assets

      CMO collateral: Interest income on CMO collateral increased 16% to $85.9 million during 2000 as compared to $74.1 million during 1999 as average CMO collateral increased 9% to $1.2 billion as compared to $1.1 billion, respectively. Average CMO collateral increased as the long-term investment operations issued CMOs totaling $943.6 million during 2000, which were collateralized by $952.8 million of mortgages, as compared to CMOs totaling $298.1 million, which were collateralized by $316.2 million of mortgages, during 1999.

      The issuance of new CMO collateral was partially offset by mortgage loan prepayments, which were $309.7 million during 2000 as compared to $490.0 million during 1999. Prepayments on CMO collateral was 25% CPR during 2000 as compared to 37% CPR during 1999 as rising interest rates during 2000 and the acquisition of loans with prepayment penalties slowed down the pace of loan prepayments during 2000. The acquisiton of $213.9 million, or 51%, of mortgages acquired during 2000 with prepayment penalties and $222.9 million, or 35%, of mortgages acquired with prepayment penalties during 1999 contributed to less volatility in loan prepayments during 2000. We expect that the higher percentage of mortgages acquired for long-term investment with prepayment penalties will continue to lead to less volatility in loan prepayment rates.

      An increase in the weighted average yield on CMO collateral also contributed to an overall increase in interest income on CMO collateral during 2000 as compared to 1999. The weighted average yield on CMO collateral increased to 7.17% during 2000 as compared to 6.62% during 1999. The increase in yield on CMO collateral during 2000 was primarily due to an increase in interest rates and a reduction in prepayment rates and therefore the amortization of net premiums paid in acquiring the mortgage loans held as CMO collateral. During 2000, we amortized net premiums on CMO collateral of $10.6 million as compared to $14.4 million during 1999 as loan prepayment rates decreased during 2000. On a go-forward basis, we have less exposure to premium amortization as net premiums on CMO collateral as of December 31, 2000 was $22.8 million as compared to $28.8 million at December 31, 1999.

      Mortgage loans held-for-investment. Interest income on mortgage loans held-for-investment increased 291% to $9.0 million during 2000 as compared to $2.3 million during 1999 as average mortgage loans held-for-investment increased 243% to $119.3 million as compared to $34.8 million, respectively. Average mortgage loans held-for-investment increased during 2000 as the long-term investment operations held and accumulated mortgage loans over a longer period of time before completing CMOs as compared to 1999 when our focus was more towards increased liquidity and reduced leverage. Additionally, the increase in interest income on mortgage loans held-for-investment during 2000 benefited by an increase in the weighted average yield, which increased to 7.51% during 2000 as compared to 6.74% during 1999 as interest rates rose. Interest income on mortgage loans held-for-investment also includes the effect of amortization of net premiums paid in acquiring the mortgage loans. As of December 31, 2000, net discounts on mortgage loans held-for-investment was $208,000 as compared to net premiums of $2.0 million as of December 31, 1999.

     Finance receivables. Interest income on finance receivables increased 55% to $42.3 million during 2000 as compared to $27.3 million during 1999 as average finance receivables increased 32% to $418.8 million as compared to

$317.5 million, respectively. Average finance receivables increased during 2000 as the mortgage operations acquired and originated $2.1 billion of mortgage loans as compared to loan production of $1.7 billion during 1999, which resulted in an increase in average finance receivables to $284.0 million as compared to $232.7 million, respectively. In addition, average finance receivable to non-affiliates increased by 59% to $134.7 million during 2000 as compared to $84.8 million during 1999 as the warehouse lending operations added customers during 2000. Interest income on finance receivables was also positively affected by an increase in weighted average yield, which increased to 10.11% during 2000 as compared to 8.61% during 1999 as average prime rose during 2000. The prime rate is the index the warehouse lending operations uses to determine interest rates on finance receivables. Average prime during 2000 was 9.23% as compared to 8.00% during 1999.

      Investment securities available-for-sale. Interest income on investment securities decreased 44% to $7.5 million during 2000 as compared to $13.4 million during 1999 as average investment securities decreased 36% to $60.5 million as compared to $94.5 million, respectively. Average investment securities decreased as we wrote-off $52.6 million of investment securities during 2000. Interest income on investment securities was also negatively affected by a decrease in the weighted average yield on investment securities, which decreased to 12.43% during 2000 as compared to 14.21% during 1999. The weighted average yield on investment securities decreased during 2000 as we wrote-off higher yielding investment securities secured by high loan-to-value second trust deed loans, investment securities secured by franchise mortgage receivables and certain sub-prime subordinated securities, which deteriorated during the first half of 2000.

Interest expense on Borrowings

      CMO borrowings. Interest expense on CMO borrowings increased 23% to $80.3 million during 2000 as compared to $65.2 million during 1999 as average borrowings on CMO collateral increased 10% to $1.1 billion as compared to $1.0 billion, respectively. Average CMO borrowings increased as the long-term investment operations issued CMOs totaling $943.6 million during 2000 as compared to CMOs totaling $298.1 million during 1999. This was partially offset by mortgage loan prepayments of $309.7 million during 2000 as compared to $490.0 million during 1999.

      Interest expense on CMO borrowings also increased as the weighted average yield on CMO borrowings increased to 7.30% during 2000 as compared to 6.41% during 1999 as average one-month LIBOR, which is the index used to determine rates on adjustable rate CMO borrowings, was higher during 2000 as compared to 1999. Average one-month LIBOR was 6.42% during 2000 as compared to 5.25% during 1999. In addition, interest expense on CMO borrowings is affected by the amortization of securitization costs. Securitization costs are incurred when a CMO is issued and securitization costs are capitalized and amortized over the life of the CMO borrowings as an adjustment to the yield. During 2000, we amortized securitization costs of $4.7 million as compared to $4.2 million during 1999 due to the increase in CMOs issued during 2000. As of December 31, 2000, unamortized securitization costs were $14.1 million as compared to unamortized securitization costs of $11.9 million at December 31, 1999.

      Reverse repurchase agreements. Interest expense on reverse repurchase borrowings, which are used to fund the acquisition of mortgage loans and finance receivables, increased 82% to $39.2 million during 2000 as compared to $21.5 million during 1999 as average reverse repurchase agreements increased 55% to $514.0 million as compared to $331.2 million, respectively. The increase in average reverse repurchase borrowings was primarily related to the previously discussed increase in average finance receivables to the mortgage operations and external customers of the warehouse lending operations.

      The warehouse lending operations uses reverse repurchase agreements with investment banks to fund its short-term loans to affiliates, primarily the mortgage operations, and non-affiliates. The weighted average yield of reverse repurchase agreements collateralized by mortgage loans increased to 7.63% during 2000 as compared to 6.51% during 1999 as average one-month LIBOR, which is the index used by our lenders to determine interest rates on reverse repurchase borrowings, increased during 2000 as compared to 1999.

      Borrowings secured by investment securities. Interest expense on borrowings secured by investment securities increased 88% to $3.2 million during 2000 as compared to $1.7 million during 1999 as average borrowings increased 21% to $26.4 million as compared to $21.8 million, respectively. During 1999, we issued notes collateralized by a portion of our investment securities portfolio to provide a more stable, long-term financing source for these assets as compared to previously used short-term reverse repurchase agreements. The weighted average yield on borrowings secured by investment securities increased to 12.21% during 2000 as compared to 10.64% during 1999.

Non-Interest Income

      Non-interest income decreased to $2.5 million during 2000 as compared to $6.9 million during 1999. Non-interest income decreased primarily as follows:

      . equity in net earnings (loss) of IFC decreased to a loss of $1.8 million during 2000 as compared to net earnings of $4.3 million during 1999;

      . servicing income decreased by $680,000 as income from the collection of prepayment penalties decreased in conjunction with the decrease in loan prepayments; and

      . increase of $2.4 million in other income, which was the result of litigation settlement and an increase in fees from increased warehouse line activity by the mortgage operations and external customers of the warehouse lending operations.

Equity in Net Earnings (Loss) of IFC

      Equity in net earnings (loss) of IFC decreased to a net loss of $1.8 million during 2000 as compared to net earnings of $4.3 million during 1999 primarily due to a decrease of $7.4 million in gain on sale of loans. For more information on the results of operations of IFC, refer to "--Results of Operations--Impac Funding Corporation."

Non-Interest Expense

      Non-interest expense increased to $60.9 million during 2000 as compared to $8.7 million during 1999 primarily due to a $51.6 million increase in write-down of investment securities. Write-down of investment securities increased to $53.6 million during 2000 as compared to $2.0 million during 1999 as we substantially wrote-off all remaining book value of investment securities secured by high loan-to-value second trust deeds, investment securities secured by franchise mortgage receivables and certain sub-prime subordinated securities, all of which were acquired prior to 1998. Excluding the write-down of investment securities, non-interest expense increased 9% to $7.3 million as compared to $6.7 million during 1999, which was the result of a $787,000 write-down of securitization costs from the collapse of CMOs.

Credit Exposures

Non-performing Assets

      The outstanding unpaid principal balance of non-performing assets totaled $49.9 million as of December 31, 2000 as compared to $63.3 million as of December 31, 1999. The decrease in non-performing assets was primarily due to the sale of delinquent mortgage loans held-for-investment, which included 125 loans, and mortgage loans held-for-sale. The carrying amount of other real estate owned, after writing down the mortgage loan to the broker's price opinion or appraised value, was $4.7 million and $8.8 million as of December 31, 2000 and 1999, respectively. We recorded losses on the disposition of other real estate owned of $1.8 million and $2.2 million during 2000 and 1999, respectively.

      The following table summarizes the unpaid principal balance of our non-performing assets included in our mortgage loan portfolios for the periods shown (in thousands):

                                                              At December 31,
                                                            --------------------
                                                              2000         1999
                                                            -------      -------
Mortgage Loans Held-for-Sale:
   Non-accrual .......................................      $ 3,680      $ 2,572
   Other real estate owned ...........................          148           --
                                                            -------      -------
     Total mortgage loans held-for-sale ..............        3,828        2,572
                                                            -------      -------
Mortgage Loans Held-for-Investment:
   Non-accrual .......................................       10,197        8,229
   In process foreclosures ...........................        3,168          306
                                                            -------      -------
     Total mortgage loans held-for-investment ........       13,365        8,535
                                                            -------      -------

CMO collateral:
   Non-accrual .......................................       28,798       42,792
   Other real estate owned ...........................        3,883        9,411
                                                            -------      -------
     Total CMO collateral ............................       32,681       52,203
                                                            -------      -------
        Total mortgage loan portfolios ...............      $49,874      $63,310
                                                            =======      =======

Delinquent Loans.

      As of December 31, 2000, mortgage loans included in our mortgage loan portfolios that were delinquent 60 days or more were 4.89% as compared to 5.43% as of December 31, 1999. Loans that are 30 days delinquent may experience seasonality and servicing transfer issues so they are therefore excluded.

      The following table summarizes the unpaid principal balance of mortgage loans in our mortgage loan portfolios that were 60 or more days delinquent for the periods shown (in thousands):

                                                               At December 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Mortgage Loans Held-for-Sale:
   60-89 days delinquent .................................        861      1,838
   90 or more days delinquent ............................      3,680      2,572
                                                             --------   --------
     Total mortgage loans held-for-sale ..................      4,541      4,410
                                                             --------   --------
Mortgage Loans Held-for-Investment:
   60-89 days delinquent .................................        115      1,453
   90 or more days delinquent ............................     10,197      8,229
                                                             --------   --------
     Total mortgage loans held-for-investment ............     10,312      9,682
                                                             --------   --------
CMO collateral:
   60-89 days delinquent .................................     25,098     12,398
   90 or more days delinquent ............................     28,798     42,792
                                                             --------   --------
     Total CMO collateral ................................     53,896     55,190
                                                             --------   --------
        Total mortgage loan portfolios ...................   $ 68,749   $ 69,282
                                                             ========   ========

Provision for Loan Losses

      Total allowance for loan losses expressed as a percentage of gross loan receivables increased to 0.28% as of December 31, 2000 as compared to 0.27% as of December 31, 1999. We recorded net loan loss provisions of $18.8 million during 2000 as compared to $5.5 million during 1999. The amount provided for loan losses during 2000 increased primarily due to the anticipated loss on disposition or write-off of 125 loans.

RESULTS OF OPERATIONS--
IMPAC FUNDING CORPORATION

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO YEAR ENDED DECEMBER 31, 2000

Results of Operations

      Net earnings increased to $11.0 million during 2001 as compared to a net loss of $1.8 million during 2000. Net earnings increased over prior year results as follows:

      . net interest income increased by $4.7 million to $3.3 million during 2001 as compared to net interest loss of $1.4 million during 2000;

      . gain on sale of loans increased by $27.2 million to $46.9 million during 2001 as compared to $19.7 million during 2000; and

      . non-interest expense and income taxes increased by $18.9 million to $46.4 million during 2001 as compared to $27.5 million during 2000.

      Net earnings increased primarily as mortgage loan acquisitions and originations increased 52% to $3.2 billion during 2001 as compared to $2.1 billion during 2000 and REMIC securitizations increased to $1.7 billion as compared to $1.3 billion, respectively. In addition, the mortgage operations sold servicing rights on $3.2 billion of non-conforming Alt-A ARM and FRM securitizations during 2001 as compared to the sale of servicing rights on $1.3 billion of non-conforming Alt-A FRM securitizations during 2000.

Net Interest Income (Loss)

      Net interest income increased to $3.3 million during 2001 as compared to net interest loss of $1.4 million during 2000 as net interest margins increased to 1.20% as compared to (0.37)%, respectively. Net interest margins improved during 2001 as follows:

      . the gap between short-term interest rates, which determine our borrowing costs, and long-term interest rates, which determine interest rates on our mortgage loans, widened during 2001;

      . interest rates on warehouse financing with the warehouse lending operations was reduced from prime to prime minus 0.50%; and

      .     short-term interest rates decreased throughout 2001.

      The weighted average yield on interest bearing liabilities decreased 289 basis points to 6.96% during 2001 as compared to 9.85% during 2000 while the weighted average yield on interest earning assets decreased 152 basis points to 7.88% as compared to 9.40%, respectively.

      Average interest earning assets decreased 3% to $293.4 million during 2001 as compared to $302.0 million during 2000 as mortgage loans held-for-sale decreased 6% to $277.3 million as compared to $294.6 million, respectively. Mortgage loans held-for-sale decreased as the mortgage operations sold and securitized loans more frequently during 2001 as compared to 2000. Even though loan production increased 52% to $3.2 billion during 2001 as compared to $2.1 billion during 2000, the mortgage operations completed eight REMICs during 2001 as compared to five during 2000. In addition, the mortgage operations sold its ARM production to the long-term investment operations on a monthly basis during 2001. The goal of the mortgage operations is to sell or securitize mortgage loans more frequently to reduce interest rate risk and price volatility during the mortgage loan accumulation period.

Non-Interest Income

      Non-interest income increased to $54.1 million during 2001 as compared to $27.1 million during 2000 as gain on sale of loans increased to $46.9 million as compared to $19.7 million, respectively. Gain on sale of loans increased during 2001 as follows:

      .     higher sales volume of mortgage loans;

      .     sale of mortgage loans at slightly higher prices; and

      . sale of mortgage servicing rights on ARMs sold to the long-term investment operations.

      During 2001, the mortgage operations securitized $1.7 billion of non-conforming Alt-A FRMs, on a servicing released basis, in the form of REMICs and sold $1.5 billion of primarily non-conforming Alt-A ARMs to the long-term investment operations. During 2001, the mortgage operations sold and transferred $2.9 billion mortgage servicing rights under a flow servicing sale agreement as compared to $1.3 billion during 2000.

     During 2001, the mortgage operations completed securitizations at net gains of 149 basis points of total loan production, as compared to net gains of 95 basis points of total loan production, during 2000. In addition, the mortgage operations received cash for the sale servicing rights upon the completion of $1.5 billion of

CMOs by the long-term investment operations during 2001. Sale of servicing rights upon the completion of CMOs allowed the mortgage banking operations to record previously deferred income on sale of mortgage loans to the long-term investment operations.

Non-Interest Expense

      Non-interest expense and income taxes increased to $46.4 million during 2001 as compared to $27.5 million during 2000 as follows:

      . personnel expense increased 70% to $16.6 million during 2001 as compared to $9.8 million during 2000;

      . provision for repurchases increased to $3.5 million during 2001 as compared to $371,000 during 2000;

      . income taxes increased to $8.3 million during 2001 as compared to $770,000 during 2000; and

      . other recurring operating expenses increased 25% to $12.4 million during 2001 as compared to $9.9 million during 2000.

     During 2001, personnel expense increased 70% to $16.6 million as compared to $9.8 million during 2000 as total loan production increased 52% over prior year. Personnel expense for 2001 includes $1.4 million in personnel expense related to NFS. NFS became a subsidiary of the mortgage operations in September 2001. The increase in loan production led to a 55% increase in total staffing to 339 employees as of December 31, 2001, including 80 employees of NFS, as compared to 219 employees as of December 31, 2000. Personnel expense during 2001 was 52 basis points of total loan production as compared to 47 basis points of total loan production during 2000. However, excluding personnel expense and total loan production from NFS, personnel expense was 49 basis points of total loan production during 2001 as compared to 47 basis points during 2000.

     Personnel expense also includes $3.8 million of bonus compensation paid to employees during 2001 as compared to $630,000 during 2000. Bonus compensation was 12 basis points of total loan production during 2001 as compared to 3 basis points during 2000. The increase in bonus compensation was primarily due to the attainment of return on equity targets that triggered the payment of bonus compensation during 2001. Return on equity targets were not met during 2000.

      Provision for repurchases increased to $3.5 million during 2001 as compared to $371,000 during 2000. The increase was primarily the result of the following: (1) provision for probable mortgage loan repurchases on $271.9 million of mortgage loans brokered by Impac Mortgage Acceptance Corporation, or "IMAC," a division of the mortgage operations, and (2) fraud losses on loans sold to third party investors which we subsequently repurchased.

     Other recurring operating expenses increased 25% to $12.4 million during 2001 as compared to $9.9 million during 2000 as total loan production increased 52% over prior year. Other recurring operating expenses include general and administrative and other expense, equipment expense, professional services, occupancy expense and data processing expense.

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

Results of Operations

      Net earnings (loss) decreased to a loss of $1.8 million during 2000 as compared to net earnings of $4.3 million during 1999. The decrease in net earnings was primarily due to the following:

      .     decrease of $7.4 million in gain on sale of loans;

      .     decrease of $1.7 million in net interest income (loss); and

      .     accrual of $1.6 million tax liability.

Net Interest Income (Loss)

      Net interest income (loss) decreased to a loss of $1.4 million during 2000 as compared to net interest income of $272,000 during 1999 as interest rates rose and interest margins compressed. Average mortgage loans held-for-sale increased 23% to $294.6 million during 2000 as compared to $240.1 million during 1999 and further contributed to interest rate margin compression. Average mortgage loans held-for-sale increased as total loan acquisitions and originations increased by 24% to $2.1 billion during 2000 as compared to $1.7 billion during 1999.

      The decrease in net interest income was due to the rapid increase in short-term interest rates, which caused interest rates on borrowing to increase at a faster rate than yields on mortgage loans could rise. During 2000, the yield on mortgage loans held-for-sale increased to 9.50% as compared to 8.48% during 1999 while the yield on borrowings increased to 9.88% as compared to 8.30%, respectively.

      Net interest margins on mortgage loans held-for-sale decreased to (0.02)% during 2000 as compared to 0.50% during 1999. Net interest margins decreased during 2000 due to rapid increases in short-term interest rates and inversion of the yield curve. The inverted yield curve contributed to compression of net interest margins as interest rates on mortgage loans set by the mortgage operations primarily use the ten-year Treasury yield as an index plus a margin. Therefore, mortgage loan rates were set using interest rates on the ten-year Treasury yield, which increased at a slower rate than short-term interest rates on borrowings.

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

      During 1999, IFC sold mortgage loans on a whole loan basis for cash, as opposed to sales through asset-backed securitizations, which occurred during 2000. IFC securitized $1.3 billion in REMICs during 2000 as compared to $360.1 million in REMICs during 1999. The decrease in gain on sale of loans was partially offset by an increase in loan servicing income during 2000 as compared to 1999. Loan servicing income increased to $6.3 million during 2000 as compared to $5.2 million during 1999 as the mortgage operations master servicing portfolio increased to $4.0 billion at December 31, 2000 as compared to $2.9 billion at December 31, 1999.

Non-Interest Expense

      Non-interest expense increased to $26.7 million during 2000 as compared to $26.0 million during 1999. Non-interest expense was positively affected as follows:

      .     decrease of $2.7 million for write-down of investment securities;

      .     decrease of $1.1 million in impairment of MSRs;

      .     increase of $2.5 million in personnel expense; and

      . increase of $1.0 million in general and administrative and other expense.

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

LIQUIDITY AND CAPITAL RESOURCES

      We recognize the need to have funds available for our operating businesses and our customer's demands for obtaining short-term warehouse financing until the settlement or sale of mortgage loans with us or with other investors. It is our policy to have adequate liquidity at all times to cover normal cyclical swings in funding availability and loan demand and to allow us to meet abnormal and unexpected funding requirements. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. Toward this goal, ALCO is responsible for monitoring our liquidity position and funding needs. ALCO is comprised of the senior executives of IMH. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the balance sheet for changes in the liquidity of our assets in adverse market conditions. Our liquidity consists of cash and cash equivalents, short-term and marketable investment securities rated AAA through BBB and maturing mortgage loans, or "liquid assets." Our policy is to maintain a liquidity threshold of 5% of liquid assets to warehouse borrowings, reverse repurchase agreements, dividends payable and other short-term liabilities. During 2001, we were in compliance with this policy, which ALCO reports to the board of directors at least quarterly. As of December 31, 2001, liquidity was 11%.

      With increased liquidity generated from our CMO portfolio and core operating businesses we were able to increase assets by $1.0 billion through well-managed growth, retire $7.7 million of high cost senior subordinated debentures and resume the payment of regular common stock dividends. We believe that current liquidity levels, available financing facilities and liquidity provided by operating activities will adequately provide for our projected funding needs and asset growth. However, any future margin calls and, depending upon the state of the mortgage industry, terms of any sale of mortgage assets may adversely affect our ability to maintain adequate liquidity levels or may subject us to future losses.

Sources of Liquidity

      Our business operations are primarily funded as follows:

      . monthly interest and principal payments from our mortgage loan and investment securities portfolios;

      . CMO and reverse repurchase agreements secured by mortgage loans and mortgage-backed securities;

      .     proceeds from securitization and whole loan sale of mortgage loans;
            and

      .     cash from the issuance of securities.

      We use CMO borrowings and reverse repurchase agreements to fund substantially all of our mortgage loan and mortgage-backed securities portfolios. As we accumulate mortgage loans for long-term investment, we issue CMOs secured by the mortgage loans as a means of providing long-term financing and repaying short-term warehouse advances. The use of CMOs provides the following benefits:

      . allows us to lock in our financing cost over the life of the mortgage loans securing the CMO borrowings; and

      . eliminates margin calls on the borrowings that are converted from reverse repurchase agreements to CMO financing.

      Terms of CMO borrowings require that an independent third party custodian hold mortgage loans as collateral. The maturity of each CMO bond class is directly affected by the rate of early principal payments on the related collateral. Interest rates on adjustable rate CMOs can range from a low of 0.26% over one-month LIBOR on "AAA" credit rated bonds to a high of 3.60% over one-month LIBOR on "BBB" credit rated bonds. As of December 31, 2001, interest rates on adjustable rate CMOs ranged from 0.26% to 2.40% over one-month LIBOR, or 2.19% to 4.33%. Interest rates on fixed rate CMOs range from 6.65% to 7.25% depending on the class of CMOs issued. Equity in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. We also determine the amount of equity invested in CMOs based upon the anticipated return on equity as compared to estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time.

      During 2001, we completed $1.501 billion of CMOs to provide long-term financing for $1.513 billion of mortgage loans securing CMOs. Because of the credit profile, historical loss performance and prepayment characteristics of our non-conforming Alt-A mortgages, we have been able to borrow a higher percentage against mortgage loans securing CMOs, which means that we have to provide less capital. By decreasing the amount of capital we have to invest in our CMOs, we have been able to grow with the liquidity generated from our business operations.

      During 2001, our CMO portfolio generated positive cash flows of $44.0 million, on average CMO equity of $77.6 million, as compared to cash flows of $11.0 million, on average CMO equity of $100.0 million, during 2000. Cash flow on our CMO portfolio improved as net interest margins widened and the portfolio grew. Return on CMO equity was 39% during 2001 as compared to 6% during 2000. As of December 31, 2001, total equity invested in our CMO portfolio was $79.6 million, or 3.64% of CMO collateral, as compared to total equity invested of $84.1 million, or 6.31% of CMO collateral, as of December 31, 2000.

      Before the issuance of CMOs, we finance the acquisition of mortgage loans primarily through borrowings on reverse repurchase agreements with third party lenders. When we have accumulated a sufficient amount of mortgage loans, we issue CMOs and convert short-term advances under reverse repurchase agreements to long-term CMO financing. Since 1995, we have had an uncommitted repurchase facility with a major investment bank to finance the acquisition of mortgage loans as needed. In order to give us more flexibility in our borrowing arrangements and to reduce our reliance on one lender, we are currently in negotiations with other investment banks to provide additional uncommitted reverse repurchase facilities.

      Terms of the reverse repurchase agreement require that mortgage loans be held by an independent third party custodian, which gives us the ability to borrow against a percentage of the outstanding principal balance of the mortgage loans. The borrowing rates vary from 85 basis points to 200 basis points over one-month LIBOR, depending on the type of collateral provided. The advance rates on the reverse repurchase agreement is based on the type of mortgage collateral provided, as well, and generally range from 70% to 98% of the fair market value of the collateral. At December 31, 2001, we had $469.5 million outstanding on the reverse repurchase facility, which included the funding of our mortgage loans and those of our customers.

      The mortgage operations currently has warehouse line agreements to obtain financing of up to $600.0 million from the warehouse lending operations to provide interim mortgage loan financing during the period that the mortgage operations accumulates mortgage loans until the mortgage loans are securitized or sold. The margins on reverse repurchase agreements are based on the type of collateral provided by the mortgage operations and generally range from 95% to 99% of the fair market value of the collateral. The interest rates on the borrowings are indexed to prime minus 0.50%, which was 4.75% at December 31, 2001. As of December 31, 2001, the mortgage operations had $174.1 million outstanding under the warehouse line agreements.

      We expect to continue to use short-term warehouse facilities to fund the acquisition of mortgage loans. If we cannot renew or replace maturing borrowings, we may have to sell, on a whole loan basis, the loans securing these facilities which, depending upon market conditions, may result in substantial losses. Additionally, if for any reason the market value of our mortgage loans securing warehouse facilities decline, our lenders may require us to provide them with additional equity or collateral to secure our borrowings, which may require us to sell mortgage loans at substantial losses.

      When the mortgage operations accumulates a sufficient amount of mortgage loans, it sells or securitizes the mortgage loans. During 2001, the mortgage operations securitized $1.7 billion of mortgage loans as REMICs and sold $1.5 billion, in unpaid principal balance, of mortgage loans to the long-term investment operations. In addition, the mortgage operations sold $96.3 million, in unpaid principal balance, of mortgage loans to other investors. The mortgage operations sold mortgage servicing rights on all ARM and FRM securitizations completed during 2001. This generated 100% cash gains on securitization and sale of mortgage loans. Cash from the sale of mortgage servicing rights was deployed in the mortgage operations and used to acquire and originate additional mortgage loans.

      In order to mitigate interest rate and market risk, we attempt to securitize our mortgage loans more frequently. Although securitizing mortgage loans more frequently adds operating and securitization costs, we believe the added cost is offset as less capital is required and more liquidity is provided with less interest rate and price volatility, as the accumulation and holding period of mortgage loans is shortened. The mortgage operations currently has agreements in place for the sale of mortgage loans and mortgage servicing rights with an investment bank and large mortgage loan servicer, respectively. This allows the mortgage operations to forward price its REMIC and CMO transactions on a servicing released basis and achieve greater stability in the execution of its securitizations.

     Due to the success of our restructuring since the deterioration of the mortgage-backed securitization market during the fourth quarter of 1998, increased profitability, payment of regular common stock dividends and a favorable capital market for mortgage-backed REITs, we were able to complete the sale of 6.5 million shares of our common stock during 2001. The sale of common stock provided net cash proceeds of $42.8 million which we used to grow our core operating businesses in addition to being used for general corporate purposes. On December 1, 2001, we filed a registration statement with the SEC, which allows us to sell up to $300.0 million of securities, including common stock, preferred stock, debt securities and warrants. This type of registration statement is commonly referred to as a "shelf" registration process. In conjunction with the filing of the shelf, we completed the sale of 7,402,000 shares of common stock, which provided net proceeds of approximately $57.4 million.

Uses of Liquidity

      Our business operations primarily use funds as follows:

      .     acquisition and origination of mortgage loans;

      .     provide short-term warehouse financing; and

      .     pay common stock dividends.

      During 2001, we acquired and originated $3.2 billion of mortgage loans of which we retained $1.5 billion for long-term investment. The acquisition and origination of mortgage loans by the mortgage operations during 2001 resulted in premium costs of 1.55% of the outstanding principal balance of mortgage loans. Our equity investment in mortgage loans is outstanding until we sell or securitize our mortgage loans, which is one of the reasons we attempt to securitize our mortgage loans frequently. When we complete CMOs our required equity investment ranges from approximately 3% to 5% of the outstanding principal balance of mortgage loans, depending on our premium costs, securitization costs and the capital investment required. Since we rely significantly upon securitizations to generate cash proceeds to repay borrowings and to create credit availability, any disruption in our ability to complete securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing securitizations of our mortgage loans increase our risk by exposing us to credit and interest rate risks for this extended period of time. Furthermore, gains on sales from our securitizations represent a significant portion of our earnings.

     We utilize our uncommitted warehouse line with a major investment bank to provide short-term warehouse financing to affiliates and external customers of the warehouse lending operations. The mortgage operations has a $600.0 million warehouse facility with the warehouse lending operations to fund the acquisition and origination of mortgage loans until sale or securitization. The warehouse lending operations provides financing to affiliates at prime minus 0.50%. As of December 31, 2001, affiliates had $174.1 million outstanding on the warehouse line with the warehouse lending operations. During January 2002, affiliates deposited a total of $8.1 million in pledge accounts with the warehouse lending operations that allows them to finance 100% of the fair market value of their mortgage loans. The warehouse lending operations provides financing to non-affiliates at prime plus a spread. Non-affiliates can generally finance between 95% and 98% of the fair market value of the mortgage loans. As of December 31, 2001, the warehouse lending operations had $447.0 million of approved warehouse lines available to its customers of which $300.6 million was outstanding. Our ability to meet liquidity requirements and the financing need of our customers is subject to the renewal of our credit and repurchase facilities or obtaining other sources of financing, if required, including additional debt or equity from time to time. Any decision our lenders or investors make to provide available financing to us in the future will depend upon a number of factors, including:

      .     our compliance with the terms of our existing credit arrangements;

      .     our financial performance;

      .     industry and market trends in our various businesses;

      . the general availability of and rates applicable to financing and investments;

      . our lenders or investors resources and policies concerning loans and investments; and

      . the relative attractiveness of alternative investment or lending opportunities.

      We made our first common stock dividend payments during 2001 since the third quarter of 2000. The common stock dividend was $0.25 per common share, or $6.7 million. In addition, we declared common stock dividends of $0.44 per common share, or $14.1 million, which was paid in January 2002.

Cash Flows

      Operating Activities - During 2001, net cash provided by operating activities was $55.5 million. Net earnings of $33.2 million provided most of the cash flows from operating activities.

     Investing Activities - During 2001, net cash used in investing activities was $961.0 million. Net cash flows of $923.3 million, including principal repayments, was used in investing activities to acquire and originate mortgage loans.

      Financing Activities - During 2001, net cash provided by financing activities was $939.5 million. Net cash flows of $860.1 million provided by CMO financing was primarily provided by financing activities.

Inflation

      The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect our yield and subsequently the value of our portfolio of mortgage assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

      A significant portion of our revenues and earnings are derived from net interest income. We strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. When interest rates fluctuate, profitability can be adversely affected by changes in the fair market value of our assets and liabilities and by the interest spread earned on interest-earning assets and interest-bearing liabilities. We derive income from the differential spread between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Any change in interest rates affects income received and income paid from assets and liabilities in varying and typically in unequal amounts. Changing interest rates may compress our interest rate margins and adversely affect overall earnings.

      Therefore, we seek to control the volatility of profitability due to changes in interest rates through asset/liability management. We attempt to achieve an appropriate relationship between interest rate sensitive assets and interest rate sensitive liabilities. Although we manage other risks, such as credit, operational and liquidity risk in the normal course of business, we consider interest rate risk to be a significant market risk which could potentially have the largest material effect on our financial condition and results of operations. As we only invest or borrow in U.S. dollar denominated financial instruments, we are not subject to foreign currency exchange risk.

      As part of our asset/liability management process, we perform various interest rate simulations that calculate the affect of potential changes in interest rates on our interest-earning assets and interest-bearing liabilities and their affect on overall earnings. This analysis assumes instantaneous parallel shifts in the yield curve and to what degree those shifts affect net interest income. In addition, various modeling techniques are used to value interest sensitive mortgage-backed securities, including interest-only securities. The value of mortgage-backed securities is determined using a discounted cash flow model using prepayment rate, discount rate and credit loss assumptions.

Interest Rate Sensitive Assets and Liabilities

      Interest rate risk management is the responsibility of ALCO, which reports to the board of director's on a quarterly basis. ALCO establishes policies that monitor and coordinate sources, uses and pricing of funds. ALCO also attempts to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities.

      The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds that amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of declining interest rates, the net earnings of an institution with a positive gap, theoretically, may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice.

      Gap analysis does not take into consideration constraints on the repricing of interest rates of ARM assets in a given period resulting from periodic and lifetime cap features, the behavior of various indexes applicable to assets and liabilities or the affects of hedges, on net interest income, see "--Changes in Interest Rates."

      We manage interest rate risk as follows:

      . retaining adjustable rate mortgages to be held for long-term investment;

      .     selling fixed rate mortgages on a whole-loan basis;

      . securitizing both adjustable- and fixed rate mortgages through the issuance of CMOs and REMICs; and

      .     purchasing interest rate hedges.

      We retain adjustable rate mortgages, which are generally indexed to six-month LIBOR and reprice every six months, to be held for investment or as CMO collateral. We also securitize both variable- and fixed rate mortgages as CMOs to reduce interest rate risk as CMOs provide a net interest spread between the interest income on the mortgages and the interest and other expenses associated with the CMO financing. In addition, we purchase hedges to provide some protection against any resulting basis risk shortfall on the related liabilities. The hedges are based upon the principal balance that would result under an assumed prepayment speed.

      We do not currently maintain a securities trading portfolio. As a result, we are not exposed to market risk as it relates to trading activities. Our investment securities portfolio is available-for-sale, which requires us to perform market valuations of the portfolio in order to properly record the portfolio at the lower of cost or market. We continually monitor interest rates of our investment securities portfolio as compared to prevalent interest rates in the market.

      The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001 (dollar amounts in thousands), which are anticipated to re-price or mature in each of the future time periods shown. The amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual term of the asset or liability as adjusted for scheduled and unscheduled repayments. Unscheduled prepayment rates are assumed on substantially all of our mortgage loan and mortgage-backed securities investment portfolios and are based on historic loan prepayment experience and anticipated future prepayments. The table does not include assets and liabilities that are not interest rate sensitive, such as interest receivables and payables, prepaid expenses and accrued expenses.

                                                                                                        Over 5
                                                                                                        Years
                                 2002          2003          2004          2005          2006            (4)
                             -----------     ---------     ---------     ---------     ---------     ---------
Interest sensitive assets:

Cash equivalents             $    51,887     $      --     $      --     $      --     $      --     $      --
   Average interest rate            4.69%           --%           --%           --%           --%           --%
Investment securities (1)          3,468         3,619         4,548         5,039         5,876        10,439
   Average interest rate            9.94%        10.02%         9.12%         8.69%         7.89%         5.81%
Finance receivables              466,649            --            --            --            --            --
   Average interest rate            8.94%           --%           --%           --%           --%           --%
CMO collateral (2)               907,316       929,466       146,737        56,383        38,904       150,362
   Average interest rate            7.88%         8.17%         8.67%         9.03%         9.16%        7.75%
Loans held-for-investment (3)     12,677           256            65            51            40         6,989
   Average interest rate            3.28%        10.46%        13.13%        13.71%        14.35%        16.77%
Due from affiliates               14,500            --            --            --            --            --
   Average interest rate            9.50%           --%           --%           --%           --%           --%
                             -----------     ---------     ---------     ---------     ---------     ---------
Total interest-sensitive
   assets                    $ 1,456,497     $ 933,341     $ 151,350     $  61,473     $  44,820     $ 167,790
                             -----------     ---------     ---------     ---------     ---------     ---------
   Average interest rate           9.80%         8.18%         8.68%         9.01%         9.00%          7.30%

Interest sensitive
liabilities:

CMO borrowings               $ 2,021,043     $ 130,357     $      --     $      --     $      --     $      --
   Average interest rate            3.25%         6.54%           --%           --%           --%           --%
Reverse repurchase
  agreements                     469,491            --            --            --            --            --
   Average interest rate            4.02%           --%           --%           --%           --%           --%
Borrowings secured by
   securities
available-for-sale                 4,185         3,376         2,722         2,194           520            --
   Average interest rate           16.94%        16.95%        16.97%        16.99%        17.02%           --%
                             -----------     ---------     ---------     ---------     ---------     ---------
Total interest-sensitive
  liabilities                $ 2,494,719     $ 133,733     $   2,722     $   2,194     $     520     $      --
                             -----------     ---------     ---------     ---------     ---------     ---------
   Average interest rate            3.42%        10.49%       259.32%         7.72%         7.37%           --%

Interest rate sensitivity
  gap (5)                    $  (1,038,222)  $   799,608   $ 148,628     $  59,279     $  44,301     $ 167,790

Cumulative interest rate
   sensitivity gap           $(1,038,222)    $(238,614)    $ (89,986)    $ (30,707)    $  13,594     $  181,384

Cumulative gap ratio%             (36.88)%       (8.48)%       (3.20)%       (1.09)%        0.48%         6.44%


                                             Fair
                                Total        Value
                             ----------    ---------
Interest sensitive assets:

Cash equivalents             $   51,887    $   51,887
   Average interest rate           4.69%
Investment securities (1)        32,989        32,989
   Average interest rate           8.04%
Finance receivables             466,649       466,649
   Average interest rate           8.94%
CMO collateral (2)            2,229,168     2,339,558
   Average interest rate           8.09%
Loans held-for-investment (3)    20,078        12,991
   Average interest rate          3.76%
Due from affiliates              14,500        14,500
   Average interest rate           9.50%
                             ----------    ----------
Total interest-sensitive
  assets                     $2,815,271    $2,918,574
                             ----------    ----------
   Average interest rate           8.00%

Interest sensitive
liabilities:

CMO borrowings                2,151,400     2,147,391
   Average interest rate           3.45%
Reverse repurchase
  agreements                    469,491        469,491
   Average interest rate           4.02%
Borrowings secured by
   securities
available-for-sale               12,997        12,607
   Average interest rate          17.11%
                             ----------    ----------
Total interest-sensitive
  liabilities                $2,633,888    $2,629,489
                             ----------    ----------
   Average interest rate           4.07%

Interest rate sensitivity
  gap (5)                    $  181,384

Cumulative interest rate
   sensitivity gap

Cumulative gap ratio %

------------------
(1) The over 5 year category includes "interest-only" securities of $4.9 million.
(2) Includes unamortized net premiums and unamortized securitization costs of $35.4 million and $11.6 million, respectively.
(3)   Includes unamortized net discounts of $8,000.
(4) CMO collateral and loans held-for-investment include non-accrual loans of $51.2 million and $9.9 million, respectively.
(5) Interest rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

      Interest-earning assets and interest-bearing liabilities as of December 31, 2001 resulted in a negative estimated interest rate sensitivity gap for 2002. Under this scenario, net interest income could be positively affected by a decrease in interest rates as more interest-bearing liabilities could reprice downwards during 2002 than interest-bearing assets. Conversely, an increase in interest rates could have a negative affect on net interest income during 2002 as more interest-bearing liabilities could reprice upwards than interest-bearing assets, see "--Changes in Interest Rates." As of December 31, 2001, the estimated cumulative negative gap of $1.0 billion during the first year compares to an estimated cumulative negative gap of $396.4 million during the first year as measured at December 31, 2000. The increase in the negative gap as measured at December 31, 2001 was due to the acquisition of $1.1 billion of hybrid loans during 2001 with fixed periods generally ranging from two to three years, which are financed with adjustable rate CMO borrowings. However, in an increasing interest rate environment the adverse effect to net interest income caused by our negative gap would be offset by our interest rate hedges.

      Since these estimates are based upon numerous assumptions, such as the expected maturities of interest-earning assets and interest-bearing liabilities and exclude the effect of hedges, actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations. In addition, the estimated impacts of parallel shifts in interest rates and the resulting effect on net interest income does consider increases or decreases in premium amortization and securitization expenses due to possible increases or decreases in loan prepayments, which could also vary if actual experience differs from the prepayment assumptions used.

Changes in Interest Rates

      Although the static gap methodology is widely accepted in identifying interest rate risk, it does not take into consideration changes that may occur in investment and financing strategies, changes in the yield curve, changes in hedging strategy, changes in prepayment speeds and changes in business volumes. Therefore, in addition to measuring interest rate risk via a gap analysis, we measure the sensitivity of our net interest income to changes in interest rates affecting interest sensitive assets and liabilities using simulations. The simulations consider the effect of interest rate changes on interest sensitive assets and liabilities as well as hedges. Changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. We estimate our net interest income for the next twelve months assuming no changes in interest rates from those at period end, which we refer to as "base case." Once the base case has been estimated, calculations are made for each of the defined changes in interest rates, to include any associated differences in the anticipated prepayment speed of loans. Those results are then compared against the base case to determine the estimated change to net interest income.

      The following table (dollar amounts in millions) estimates the financial impact to net interest income from various instantaneous and parallel shifts in interest rates based on our balance sheet structure as of December 31, 2001 and 2000. Since, these estimates are based upon numerous assumptions, such as estimated prepayment rates, the shape of the yield curve and estimated business volumes, actual sensitivity to interest rate changes could differ significantly as compared to actual results.

                                                     2002 estimates using    2001 estimates using
                                                     balances at 12/31/01    balances at 12/31/00
                                                    ----------------------- -----------------------
Changes in Interest Rates                               Change in Net           Change in Net
(in basis points)                                    Interest Income (1)     Interest Income (1)
                                                    ----------------------- -----------------------
                                                        ($)         (%)         ($)          (%)
         +200......................................    (5.6)        (7)        (5.0)        (19)
         +100......................................    (2.4)        (3)        (4.1)        (15)
         -100......................................    (3.5)        (5)         6.2          23
         -200......................................    (5.3)        (7)        12.7          48

------------------

(1) The dollar and percentage changes represent net interest income, for the next twelve months, in a stable interest rate environment versus the change in net interest income in the various instantaneous, parallel rate change simulations.

      We project that in all interest rate change scenarios we will maintain a steady, consistent stream of cash flows compared to base case net interest income. As a result of purchasing hedges during 2001, in an increasing interest rate environment, net interest income, as a percentage change of base case net interest income, will have a smaller impact on earnings during 2002 as compared to 2001. As interest rates rise, interest rate hedges will have a positive effect on earnings as we will receive cash payments when market interest rates reach certain contractual levels based on our cap agreements. In a decreasing interest rate environment, we project virtually the same effect on net interest income as we will make cash payments when market rates reach certain contractual levels base on our floor agreements

      The following table presents the extent to which changes in interest rates and changes in the volume of interest rate sensitive assets and interest rate sensitive liabilities have affected interest income and interest expense during the periods indicated. Information is provided on mortgage assets and borrowings on mortgage assets, only, with respect to the following:

      . changes attributable to changes in volume (changes in volume multiplied by prior rate);

      . changes attributable to changes in rate (changes in rate multiplied by prior volume);

      .     changes in interest due to both rate and volume; and

      .     the net change.

                                                                             Year Ended December 31,
                                                                                 2001 over 2000
                                                                   --------------------------------------------
                                                                                             Rate/       Net
                                                                    Volume       Rate       Volume      Change
                                                                   --------    --------    --------    --------
                                                                                   (in thousands)
Increase/(decrease) in:

Subordinated securities collateralized by mortgages ............   $ (2,949)   $ (1,320)   $   537    $ (3,732)
Subordinated securities collateralized by other loans ..........       (273)       (273)       273        (273)
                                                                   --------    --------    -------    --------
   Total investment securities .................................     (3,222)     (1,593)       810      (4,005)
Loan receivables:
CMO collateral .................................................     23,030        (493)      (132)     22,405
Mortgage loans held-for-investment .............................      1,338      (1,841)      (275)       (778)
Finance receivables:
   Affiliated ..................................................     (1,516)     (8,633)       467      (9,682)
   Non-affiliated ..............................................      7,496      (4,079)    (2,141)      1,276
                                                                   --------    --------    -------    --------
     Total finance receivables .................................      5,980     (12,712)    (1,674)     (8,406)
                                                                   --------    --------    -------    --------
   Total loan receivables ......................................     30,348     (15,046)    (2,081)     13,221
                                                                   --------    --------    -------    --------
     Change in interest income on mortgage assets ..............     27,126     (16,639)    (1,271)      9,216
                                                                   --------    --------    -------    --------

CMO borrowings .................................................     25,096     (21,004)    (6,565)     (2,473)
Reverse repurchase agreements-mortgages ........................      5,083     (11,946)    (1,548)     (8,411)
Borrowings secured by investment securities ....................     (1,117)        714       (248)       (651)
                                                                   --------    --------    -------    --------
     Change in interest expense on borrowings on mortgage assets     29,062     (32,236)    (8,361)    (11,535)
                                                                   --------    --------    -------    --------
       Change in net interest income ...........................   $ (1,936)   $ 15,597    $ 7,090    $ 20,751
                                                                   ========    ========    =======    ========

                                                                             Year Ended December 31,
                                                                                 2000 over 1999
                                                                   --------------------------------------------
                                                                                             Rate/       Net
                                                                    Volume       Rate       Volume      Change
                                                                   --------    --------    --------    --------
                                                                                   (in thousands)
Subordinated securities collateralized by mortgages ............   $ (4,262)   $ (1,651)   $    558    $ (5,355)
Subordinated securities collateralized by other loans ..........       (512)       (127)         78        (561)
                                                                   --------    --------    --------    --------
   Total investment securities .................................     (4,774)     (1,778)        636      (5,916)
Loan receivables:
CMO collateral .................................................      5,205       6,186         436      11,827
Mortgage loans held-for-investment .............................      5,703         267         651       6,621
Finance receivables:
   Affiliated ..................................................      4,315       3,411         752       8,478
   Non-affiliated ..............................................      4,584       1,206         711       6,501
                                                                   --------    --------    --------    --------
     Total finance receivables .................................      8,899       4,617       1,463      14,979
                                                                   --------    --------    --------    --------
   Total loan receivables ......................................     19,807      11,070       2,550      33,427
                                                                   --------    --------    --------    --------
     Change in interest income on mortgage assets ..............     15,033       9,292       3,186      27,511
                                                                   --------    --------    --------    --------

CMO borrowings .................................................      5,263       9,079         733      15,075
Reverse repurchase agreements-mortgages ........................     11,893       3,723       2,055      17,671
Borrowings secured by investment securities ....................      2,119         101         311       2,531
Reverse repurchase agreements-securities .......................       (998)       (998)        998        (998)
                                                                   --------    --------    --------    --------
     Change in interest expense on borrowings on mortgage assets     18,277      11,905       4,097      34,279
                                                                   --------    --------    --------    --------
       Change in net interest income ...........................   $ (3,244)   $ (2,613)   $   (911)   $ (6,768)
                                                                   ========    ========    ========    ========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2001 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item 11 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2001 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2001 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2001 fiscal year.

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

      (b) Reports on Form 8-K

     Current Report on Form 8-K, dated October 1, 2001, reporting on Item 9, relating to the posting of Registrant's unaudited monthly fact sheet.

     Current Report on Form 8-K, dated October 22, 2001, reporting on Items 5 and 7, relating to the sale of the Registrant's common stock.

     Current Report on Form 8-K, dated October 25, 2001, reporting on Items 5 and 7, relating to the issuance of a press release by the Registrant.

     Current Report on Form 8-K, dated December 4, 2001, reporting on Item 9, relating to the posting of Registrant's unaudited monthly fact sheet.

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

     4.3      Indenture between the Registrant and IBJ Whitehall Bank & Trust
                Company, dated March 29, 1999 (incorporated by reference to exhibit a(11) of the Registrant's Schedule 13E-4, as amended, filed on April 9, 1999).

     4.4      First Supplemental Indenture to Indenture between the Registrant and IBJ Whitehall Bank & Trust Company, dated March 29, 1999 (incorporated by reference to exhibit a(12) of the Registrant's
                Schedule 13E-4, as amended, filed on April 9, 1999).

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

    10.3      Form of Amended and Restated Employment Agreement with ICI
                Funding Corporation (incorporated by reference to exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 1998).

    10.3(a)   List of Officers and terms relating to Form of Amended and
                Restated Employment Agreement (incorporated by reference to exhibit 10.8(a) to the Registrant's Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 1998).

    10.3(b)   Form of Amendment No. 1 to Amended and Restated Employment
                Agreement with Impac Funding Corporation (incorporated by reference to exhibit 10.1(a) of the Registrant's Current Report on Form 8-K, filed June 2, 1998).

    10.3(c)   List of Officers and terms relating to Form of Amendment No. 1 to the Amended and Restated Employment Agreement with Impac Funding Corporation (incorporated by reference to exhibit 10.1(b) of the Registrant's Current Report of Form 8-K, filed June 2, 1998).

    10.4      Form of Loan Purchase and Administrative Services Agreement
                between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.9 to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7,1995).

    10.5      Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to Exhibit 4 to, and the prospectus included in, the Registrant's Registration Statement on Form S-3/A (File No. 333-52335), as filed with the Securities and Exchange Commission on September 4, 1998).

    10.6      Servicing Agreement effective November 11, 1995 between the
                Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.14 to the Registrant's Registration Statement on Form S-11, as amended (File No. 333-04011), filed with the Securities and Exchange Commission on May 17, 1996).

    10.7      Impac Mortgage Holdings, Inc. 1996 Stock Option Loan Plan
                (incorporated by reference to exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 1996).

    10.8      Sales Agency Agreement between the Registrant and PaineWebber,
                Incorporated, dated May 12, 1998 (incorporated by reference to exhibit 1.1 of the Registrant's Current Report on Form 8-K, filed June 2, 1998).

    10.9      Lease dated June 1, 1998 regarding Dove Street facilities
                (incorporated by reference to exhibit 10.17 of the Registrant's 10-K for the year ended December 31, 1998).

    10.9(a)   Second Amendment to Lease dated October 1, 1999 between The
                Realty Associates Fund V, L.P., the Registrant and Impac Funding Corporation (incorporated by reference to exhibit number 10.4(d) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

    10.10     Office Lease, First Amendment to Office Lease, and Assignment,
                Assumption and Consent to Assignment of Lease with Property California OB One Corporation and Assignment to Impac Funding Corporation regarding San Diego facilities.

    10.11     Employment Letter between Impac Funding Corporation and Ronald
                Morrison dated May 28, 1998 (incorporated by reference to exhibit 10.18 of the Registrant's 10-K for the year ended December 31, 1998).

    10.12     Note dated June 30, 1999 between the Registrant and Impac
                Funding Corporation (incorporated by reference to exhibit
                10.17 of the Registrant's 10-K for the year ended December 31,
                1999).

    10.13     Underwriting Agreement dated October 22, 2001 among the
                Registrant, Impac Funding Corporation and UBS Warburg LLC (incorporated by reference to exhibit 1.1 of Registrant's Current Report on Form 8-K dated October 22, 2001).

    10.14     Underwriting Agreement dated February 7, 2002 among the
                Registrant, HBK MasterFund L.P. and UBS Warburg LLC (incorporated by reference to exhibit 1.1 of Registrant's Current Report on Form 8-K dated February 8, 2002) .

    10.15     Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred
                Stock and Restricted Stock Plan (incorporated by reference to Appendix A of Registrant's Definitive Proxy Statement filed with the SEC on April 30, 2001).

    10.15(a)  Amendment to Impac Mortgage Holdings, Inc. 2001 Stock Option
                Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to Exhibit 4.1(a) of the Registrants Form S-8 filed with the SEC on March 1, 2002).

    21.1      Subsidiaries of the Registrant.

    23.1      Consent of KPMG LLP regarding the Registrant.

    23.2      Consent of KPMG LLP regarding Impac Funding Corporation.

    24        Power of Attorney (included on signature page).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 1st day of April, 2002.

                                     IMPAC MORTGAGE HOLDINGS, INC.


                                     by    /s/ JOSEPH R. TOMKINSON
                                       ------------------------------
                                            Joseph R. Tomkinson
                                         Chairman of the Board
                                         and Chief Executive Officer

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

               Signature                                Title                                   Date
               ---------                                -----                                   ----
         /s/ JOSEPH R. TOMKINSON        Chairman of the Board , Chief                      April 1, 2002
------------------------------------    Executive Officer and Director
           Joseph R. Tomkinson

         /s/ RICHARD J. JOHNSON         Chief Financial Officer and Executive              April 1, 2002
------------------------------------    Vice President
           Richard J. Johnson

         /s/ WILLIAM S. ASHMORE         President and Director                             April 1, 2002
------------------------------------
           William S. Ashmore

             /s/ JAMES WALSH            Director                                           April 1, 2002
------------------------------------
               James Walsh

          /s/ FRANK P. FILIPPS          Director                                           April 1, 2002
------------------------------------
            Frank P. Filipps

          /s/ STEPHAN R. PEERS          Director                                           April 1, 2002
------------------------------------
            Stephan R. Peers

           /s/ WILLIAM E. ROSE          Director                                           April 1, 2002
------------------------------------
             William E. Rose

           /s/ LEIGH J. ABRAMS          Director                                           April 1, 2002
------------------------------------
             Leigh J. Abrams

                        INDEPENDENT AUDITORS' REPORT AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Independent Auditors' Report ...........................................    F-2
Consolidated Balance Sheets at December 31, 2001 and 2000 ..............    F-3
Consolidated Statements of Operations and Comprehensive Earnings
   (Loss) for the three years ended December 31, 2001, 2000 and 1999 ... F-4 Consolidated Statements of Changes in Stockholders' Equity for the
   three years ended December 31, 2001, 2000 and 1999 ..................    F-6
Consolidated Statements of Cash Flows for the three years ended
   December 31, 2001, 2000 and 1999 ....................................    F-7
Notes to Consolidated Financial Statements .............................    F-9

                   IMPAC FUNDING CORPORATION AND SUBSIDIARIES

Independent Auditors' Report ...........................................    F-36
Consolidated Balance Sheets at December 31, 2001 and 2000 ..............    F-37
Consolidated Statements of Operations and Comprehensive Earnings
   (Loss) for the three years ended December 31, 2001, 2000 and 1999 ... F-38 Consolidated Statements of Changes in Shareholders' Equity for
   the three years ended December 31, 2001, 2000 and 1999 ..............    F-39
Consolidated Statements of Cash Flows for the three years ended
   December 31, 2001, 2000 and 1999 ....................................    F-40
Notes to Consolidated Financial Statements .............................    F-41

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Impac Mortgage Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive earnings
(loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.


                                                           KPMG LLP

Orange County, California
January 28, 2002, except as to Note T to the consolidated financial statements, which is as of March 8, 2002

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                (dollar amounts in thousands, except share data)

                                                                                                At December 31,
                                                                                            --------------------------
                                                                                                2001           2000
                                                                                            -----------    -----------
                                           ASSETS
Cash and cash equivalents ...............................................................   $    51,887    $    17,944
Investment securities available-for-sale ................................................        32,989         36,921
Loan Receivables:
   CMO collateral .......................................................................     2,229,168      1,372,996
   Finance receivables ..................................................................       466,649        405,438
   Mortgage loans held-for-investment ...................................................        20,078         16,720
   Allowance for loan losses ............................................................       (11,692)        (5,090)
                                                                                            -----------    -----------
     Net loan receivables ...............................................................     2,704,203      1,790,064
Investment in Impac Funding Corporation .................................................        19,126         15,762
Due from Impac Funding Corporation ......................................................        14,500         14,500
Accrued interest receivable .............................................................        14,565         12,988
Other real estate owned .................................................................         8,137          4,669
Derivative assets .......................................................................         5,128             --
Other assets ............................................................................         4,199          5,990
                                                                                            -----------    -----------
          Total assets ..................................................................   $ 2,854,734    $ 1,898,838
                                                                                            ===========    ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CMO borrowings ..........................................................................   $ 2,151,400    $ 1,291,284
Reverse repurchase agreements ...........................................................       469,491        398,653
Borrowings secured by investment securities available-for-sale ..........................        12,997         21,124
11% senior subordinated debentures ......................................................            --          6,979
Accrued dividends payable ...............................................................        14,081            788
Other liabilities .......................................................................         3,400          1,570
                                                                                            -----------    -----------
          Total liabilities .............................................................     2,651,369      1,720,398
                                                                                            -----------    -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value; 6,300,000 shares authorized; none issued and
     outstanding at December 31, 2001 and 2000 ..........................................            --             --
   Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares
     authorized; none issued and outstanding at December 31, 2001 and 2000, respectively             --             --
   Series C 10.5% cumulative convertible preferred stock, $0.01 par value; liquidation value $30,000; 1,200,000 shares authorized; none and 1,200,000 issued and
     outstanding at December 31, 2001 and 2000, respectively ............................            --             12
   Common stock, $0.01 par value; 50,000,000 shares authorized; 32,001,997 and
     20,409,956 shares issued and outstanding at December 31, 2001 and 2000, respectively           320            204
   Additional paid-in capital ...........................................................       359,279        325,350
   Accumulated other comprehensive loss .................................................       (19,857)          (568)
   Notes receivable from common stock sales .............................................          (920)          (902)
   Net accumulated deficit:
     Cumulative dividends declared ......................................................      (126,952)      (103,973)
     Accumulated deficit ................................................................        (8,505)       (41,683)
                                                                                            -----------    -----------
        Net accumulated deficit .........................................................      (135,456)      (145,656)
                                                                                            -----------    -----------
          Total stockholders' equity ....................................................       203,365        178,440
                                                                                            -----------    -----------
          Total liabilities and stockholders' equity ....................................   $ 2,854,734    $ 1,898,838
                                                                                            ===========    ===========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE EARNINGS (LOSS)

                      (in thousands, except per share data)

                                                                                        For the year ended December 31,
                                                                                   ------------------------------------------
                                                                                      2001            2000            1999
                                                                                   ----------       ---------       ---------
INTEREST INCOME:
   Mortgage Assets ..........................................................      $  153,951       $ 144,735       $ 117,224
   Other interest income ....................................................           2,664           2,344           2,234
                                                                                   ----------       ---------       ---------
     Total interest income ..................................................         156,615         147,079         119,458

INTEREST EXPENSE:
   CMO borrowings ...........................................................          77,813          80,287          65,212
   Reverse repurchase agreements ............................................          33,370          42,433          23,229
   Other borrowings .........................................................             829           1,376           1,354
                                                                                   ----------       ---------       ---------
     Total interest expense .................................................         112,012         124,096          89,795
                                                                                   ----------       ---------       ---------

   Net interest income ......................................................          44,603          22,983          29,663
     Provision for loan losses ..............................................          16,813          18,839           5,547
                                                                                   ----------       ---------       ---------
   Net interest income after provision for loan losses ......................          27,790           4,144          24,116

NON-INTEREST INCOME:
   Equity in net earnings (loss) of Impac Funding Corporation ...............          10,912          (1,762)          4,292
   Servicing fees ...........................................................             751             690           1,370
   Gain on sale of securities ...............................................             312              --              93
   Other income .............................................................           5,404           3,585           1,147
                                                                                   ----------       ---------       ---------
     Total non-interest income ..............................................          17,379           2,513           6,902

NON-INTEREST EXPENSE:
   Mark-to-market loss - SFAS 133 ...........................................           3,821              --              --
   Professional services ....................................................           2,747           2,604           2,678
   General and administrative and other expense .............................           2,303           2,230           1,343
   Write-down on investment securities available-for-sale ...................           2,217          53,576           2,037
   Personnel expense ........................................................           1,211             666             484
   (Gain) loss on sale of other real estate owned ...........................          (1,931)          1,814           2,159
                                                                                   ----------       ---------       ---------
     Total non-interest expense .............................................          10,368          60,890           8,701
                                                                                   ----------       ---------       ---------

Earnings (loss) before extraordinary item and cumulative effect of change
  in accounting principle ...................................................          34,801         (54,233)         22,317
   Extraordinary item .......................................................          (1,006)             --              --
   Cumulative effect of change in accounting principle - SFAS 133 ...........            (617)             --              --
                                                                                   ----------       ---------       ---------
Net earnings (loss) .........................................................          33,178         (54,233)         22,317
   Less: Cash dividends on cumulative convertible preferred stock ...........          (1,575)         (3,150)         (3,290)
                                                                                   ----------       ---------       ---------
Net earnings (loss) available to common stockholders ........................          31,603         (57,383)         19,027
                                                                                   ----------       ---------       ---------

Other comprehensive earnings (loss):
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during year ..................         (21,094)           (795)         (6,423)
     Less: Reclassification of gains included in income .....................           1,805           7,806             580
                                                                                   ----------       ---------       ---------
        Net unrealized gains (losses) arising during year ...................         (19,289)          7,011          (5,843)
                                                                                   ----------       ---------       ---------
     Comprehensive earnings (loss) ..........................................      $   13,889       $ (47,222)      $  16,474
                                                                                   ==========       =========       =========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 AND COMPREHENSIVE EARNINGS (LOSS)--(continued)

Net earnings (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
   Net earnings (loss) per share--basic ........................................      $     1.41      $    (2.70)     $   0.83
                                                                                      ==========      ==========      ========
   Net earnings (loss) per share--diluted ......................................      $     1.25      $    (2.70)     $   0.76
                                                                                      ==========      ==========      ========

Net earnings (loss) per share:
   Net earnings (loss) per share--basic ........................................      $     1.34      $    (2.70)     $   0.83
                                                                                      ==========      ==========      ========
   Net earnings (loss) per share--diluted ......................................      $     1.19      $    (2.70)     $   0.76
                                                                                      ==========      ==========      ========

Dividends declared per common share ............................................      $     0.69      $     0.36      $   0.48
                                                                                      ==========      ==========      ========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                (dollar amounts in thousands, except share data)


                                                                                                 Accumulated     Notes
                                         Number of             Number of                            Other      Receivable
                                         Preferred              Common              Additional  Comprehensive    Common
                                          Shares    Preferred   Shares     Common     Paid-In      Earnings      Stock
                                        Outstanding   Stock   Outstanding   Stock     Capital       (Loss)       Sales
                                        ----------------------------------------------------------------------------------
Balance, December 31, 1998.............  1,200,000  $     12  24,557,657  $    246  $  342,945  $      (1,736)  $   (918)
Dividends declared ($0.48 per common
   share)..............................         --        --          --        --          --             --         --
Dividends declared on preferred shares.         --        --          --        --          --             --         --
Proceeds from DRSPP....................         --        --     216,156        --         946             --         --
Repurchase of common stock.............         --        --  (2,013,400)      (19)     (9,841)            --         --
Exchange of common stock for
   senior subordinated debt............         --        --  (1,359,507)      (13)     (6,418)            --         --
Payments on notes receivable from
   common stock sales..................         --        --          --        --          --             --         13
Net earnings, 1999.....................         --        --          --        --          --             --         --
Other comprehensive loss...............         --        --          --        --          --         (5,843)        --
                                        ----------------------------------------------------------------------------------
Balance, December 31, 1999.............  1,200,000        12  21,400,906       214     327,632         (7,579)      (905)

Dividends declared ($0.36 per common
   share)..............................         --        --          --        --          --             --         --
Dividends declared on preferred shares.         --        --          --        --          --             --         --
Repurchase of common stock.............         --        --    (990,950)      (10)     (2,282)            --         --
Payments on notes receivable from
   common stock sales..................         --        --          --        --          --             --          3
Net loss, 2000.........................         --        --          --        --          --             --         --
Other comprehensive earnings...........         --        --          --        --          --          7,011         --
                                        ----------------------------------------------------------------------------------
Balance, December 31, 2000.............  1,200,000        12  20,409,956       204     325,350           (568)      (902)

Dividends declared ($0.69 per common
   share)..............................         --        --          --        --          --             --         --
Dividends declared on preferred shares.         --        --          --        --          --             --         --
Repurchase of common stock.............         --        --     (25,000)       --         (54)            --         --
Common stock offering..................         --        --   5,100,000         51     33,482             --         --
Proceeds from exercise of stock options         --        --     161,109          1        553             --         --
Conversion of preferred shares to
   common shares....................... (1,200,000)      (12)  6,355,932         64        (52)            --         --
Advances on notes receivable from
   common stock sales..................         --        --          --        --          --             --        (18)
Net earnings, 2001.....................         --        --          --        --          --             --         --
Other comprehensive loss...............         --        --          --        --          --        (19,289)        --
                                        ----------------------------------------------------------------------------------
Balance, December 31, 2001.............         --  $     --  32,001,997  $    320  $  359,279  $     (19,857)  $   (920)
                                        ==================================================================================

                                                        Retained
                                          Cumulative    Earnings       Total
                                           Dividends  (Accumulated  Stockholders'
                                           Declared     Deficit)       Equity
                                          ---------------------------------------
Balance, December 31, 1998.............      $(79,176)     $(9,767) $   251,606
Dividends declared ($0.48 per common
   share)..............................       (10,614)          --      (10,614)
Dividends declared on preferred shares.        (3,290)          --       (3,290)
Proceeds from DRSPP....................            --           --          946
Repurchase of common stock.............            --           --       (9,860)
Exchange of common stock for
   senior subordinated debt............            --           --       (6,431)
Payments on notes receivable from
   common stock sales..................            --           --           13
Net earnings, 1999.....................            --       22,317       22,317
Other comprehensive loss...............            --           --       (5,843)
                                          ---------------------------------------
Balance, December 31, 1999.............       (93,080)      12,550      238,844

Dividends declared ($0.36 per common
   share)..............................        (7,743)          --       (7,743)
Dividends declared on preferred shares.        (3,150)          --       (3,150)
Repurchase of common stock.............            --           --       (2,292)
Payments on notes receivable from
   common stock sales..................            --           --            3
Net loss, 2000.........................            --      (54,233)     (54,233)
Other comprehensive earnings...........            --           --        7,011
                                          ---------------------------------------
Balance, December 31, 2000.............      (103,973)     (41,683)     178,440

Dividends declared ($0.69 per common
   share)..............................       (21,404)          --      (21,404)
Dividends declared on preferred shares.        (1,575)          --       (1,575)
Repurchase of common stock.............            --           --          (54)
Common stock offering..................            --           --       33,533
Proceeds from exercise of stock options            --           --          554
Conversion of preferred shares to
   common shares.......................            --           --           --
Advances on notes receivable from
   common stock sales..................            --           --          (18)
Net earnings, 2001.....................            --       33,178       33,178
Other comprehensive loss...............            --           --      (19,289)
                                          ---------------------------------------
Balance, December 31, 2001.............   $  (126,952) $    (8,505) $   203,365
                                          =======================================

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                       For the year ended December 31,
                                                                             --------------------------------------------------
                                                                                  2001               2000               1999
                                                                             ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings (loss) before cumulative effect of change in accounting
     principle ........................................................      $     33,795       $    (54,233)      $     22,317
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Cumulative effect of change in accounting principle ..............              (617)                --                 --
     Equity in net (earnings) loss of Impac Funding Corporation .......           (10,912)             1,762             (4,292)
     Provision for loan losses ........................................            16,813             18,839              5,547
     Amortization of CMO premiums and deferred securitization costs ...            14,973             15,308             18,593
     Net change in accrued interest receivable ........................            (1,577)            (1,779)            (1,170)
     Write-down of securitization costs ...............................             1,006                 --                 --
     Write-down of investment securities available-for-sale ...........             2,217             53,576              2,037
     Gain (loss) on sale of other real estate owned ...................             1,931             (1,814)            (2,159)
     Gain on sale of investment securities available-for-sale .........              (312)                --                (93)
     Net change in other assets and liabilities .......................            (1,858)            (4,939)            15,059
                                                                             ------------       ------------       ------------
        Net cash provided by operating activities .....................            55,459             26,720             55,839
                                                                             ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in CMO collateral .......................................          (907,189)           312,171            178,519
   Net change in finance receivables ..................................           (61,817)          (208,966)           113,969
   Net change in mortgage loans held-for-investment ...................           (16,091)          (433,340)          (352,603)
   Purchase of investment securities available-for-sale ...............                --                 --            (18,295)
   Sale of investment securities available-for-sale ...................             3,901              5,704              3,803
   Dividend Impac Funding Corporation .................................             8,894                 --                 --
   Issuance of note to Impac Funding Corporation ......................                --                 --            (14,500)
   Principal reductions on investment securities available-for-sale ...             5,542              3,864              6,985
   Proceeds from sale of other real estate owned ......................             5,722             18,091             18,027
                                                                             ------------       ------------       ------------
        Net cash used in investing activities .........................          (961,038)          (302,476)           (64,095)
                                                                             ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in reverse repurchase agreements and other borrowings ...            62,824           (150,955)           247,395
   Proceeds from CMO borrowings .......................................         1,500,921            943,558            298,076
   Repayment of CMO borrowings ........................................          (640,805)          (503,091)          (519,575)
   Dividends paid .....................................................            (9,686)           (13,675)           (22,463)
   Retirement of senior subordinated debentures .......................            (7,747)                --                 --
   Proceeds from sale of common stock .................................            33,533                 --                946
   Repurchase of common stock .........................................               (54)            (2,292)            (9,860)
   Proceeds from exercise of stock options ............................               554                 --                 --
   Advances to purchase common stock ..................................               (18)                 3                 13
                                                                             ------------       ------------       ------------
        Net cash provided by (used in) financing activities ...........           939,522            273,548             (5,468)
                                                                             ------------       ------------       ------------

Net change in cash and cash equivalents ...............................            33,943             (2,208)           (13,724)
Cash and cash equivalents at beginning of year ........................            17,944             20,152             33,876
                                                                             ------------       ------------       ------------
Cash and cash equivalents at end of year ..............................      $     51,887       $     17,944       $     20,152
                                                                             ============       ============       ============

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                                 (in thousands)

SUPPLEMENTARY INFORMATION:
   Interest paid ..................................................   $ 113,384       $125,391      $ 88,989

NON-CASH TRANSACTIONS:
   Exchange of common stock for senior subordinated debt ..........   $      --       $     --      $  6,431
   Accumulated other comprehensive gain (loss) ....................     (19,289)         7,011        (5,843)
   Transfer of loans held-for-investment to other real estate owned       2,522          3,179         1,318
   Transfer of CMO collateral to other real estate owned ..........       7,993          8,300        14,431
   Transfer of finance receivables to other real estate owned .....         606            647           483
   Dividends declared and unpaid ..................................      14,081            788         3,570

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Summary of Business and Significant Accounting Policies

1. Financial Statement Presentation

      The financial condition and operations of the Company have been presented in the consolidated financial statements for the three-year period ended December 31, 2001 and include the financial results of Impac Mortgage Holdings, Inc. (IMH), IMH Assets Corporation (IMH Assets) and Impac Warehouse Lending Group (IWLG) as stand-alone entities and the financial results of IMH's equity interest in net earnings (loss) in Impac Funding Corporation (IFC) as a stand-alone entity.

      The Company is entitled to 99% of the earnings or losses of IFC through its ownership of all of the non-voting preferred stock of IFC. As such, the Company records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. Certain officers and directors of the Company own all of the common stock of IFC and are entitled to 1% of the earnings or losses of IFC. Gain on the sale of loans or securities by IFC to IMH are deferred and accreted into gain on sale over the estimated life of the loans or securities using the interest method.

      All significant intercompany balances and transactions with IMH's consolidated subsidiaries have been eliminated in consolidation. Interest income on affiliated short-term advances, due from affiliates, has been earned at the rate of 8.0% per annum. Interest expense on affiliated short-term borrowings, due to affiliates, has been incurred at the rate of 8.0% per annum. Costs and expenses of the Company and its affiliates have been charged to ICH in proportion to services provided per the submanagement agreement between FIC Management Inc. (FIC), an affiliate of Fortress Partners LP (Fortress), IMH and IFC, not to exceed an annual fee of $250,000. The submanagement agreement between FIC, IMH and IFC expired on December 31, 1999. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current presentation.

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

2. Cash and Cash Equivalents

      For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash and money market mutual funds. The Company considers investments with maturities of three months or less at date of acquisition to be cash equivalents.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4. CMO Collateral and Mortgage Loans Held-for-Investment

      The Company purchases non-conforming Alt-A mortgage loans to be held as long-term investment or as collateral for Collateralized Mortgage Obligations
(CMOs). Mortgage loans held-for-investment and CMO collateral are recorded at cost as of the date of purchase. Mortgage loans held-for-investment and CMO collateral include various types of fixed and adjustable rate loans secured by mortgages on single-family residential real estate properties and fixed rate loans secured by second trust deeds on single-family residential real estate properties. Premiums and discounts, which may result from the purchase or acquisition of mortgage loans in excess of the outstanding principal balance, are amortized to interest income over their estimated lives using the interest method as an adjustment to the carrying amount of the loan. Prepaid securitization costs related to the issuance of CMOs are amortized to interest expense over their estimated lives using the interest method. Mortgage loans are continually evaluated for collectibility and, if appropriate, the mortgage loans may be placed on non-accrual status, generally when the mortgage is 90 days past due, and previously accrued interest reversed from income. Other than temporary impairment in the carrying value of mortgage loans held-for-investment, if any, will be recognized as a reduction to current operations.

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

6. Allowance for Loan Losses

      The Company maintains an allowance for losses on mortgage loans held-for-investment, collateral for CMOs, and finance receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the mortgage loan investment portfolio. The allowance for losses is determined primarily on management's judgment of net loss potential including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay. A provision is recorded for loans deemed to be uncollectible thereby increasing the allowance for loan losses. Subsequent recoveries on mortgage loans previously charged off are credited back to the allowance.

7. Premises and Equipment

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically, three to twenty years.

8. CMO Borrowings

      The Company issues CMOs, which are primarily secured by non-conforming Alt-A mortgage loans on single-family residential real property, as a means of financing its long-term investment operations. CMOs are carried at their outstanding principal balances including accrued interest on such obligations. For accounting and tax purposes, mortgage loans financed through the issuance of CMOs are treated as assets of the Company and the CMOs are treated as debt of the Company. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt and any investment income on such collateral. The Company's CMOs typically are structured as one-month London interbank offered rate (LIBOR) "floaters" and fixed rate securities with interest payable monthly. The maturity of each class of CMO is directly affected by the rate of principal prepayments on the related CMO collateral. Each CMO series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than the stated maturities of the underlying mortgage loans.

9. Income Taxes

      IMH operates so as to qualify as a REIT under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of IMH's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax and the remaining balance may extend until timely filing of its tax return in its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. If in any tax year IMH should not qualify as a REIT, it would be taxed as a corporation and distributions to the stockholders would not be deductible in computing taxable income. If IMH were to fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years. As of December 31, 2001, the Company has federal net operating loss carryovers of $21.5 million which expire in the year 2020 and state net operating loss carryovers of $21.5 million which expire in the year 2010 that are available to offset future taxable income.

10. Net Earnings (Loss) per Share

      Basic net earnings (loss) per share are computed on the basis of the weighted average number of shares outstanding for the year divided by net earnings (loss) for the year. Diluted net earnings (loss) per share are computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by net earnings (loss) for the year.

11. Stock Options

      Stock options and awards may be granted to the directors, officers and key employees of the Company or any of its subsidiaries, to the directors, officers and key employees of IFC. The exercise price for any NQSO or ISO granted under the Stock Option Plans may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the fair market value of the shares of common stock at the time the NQSO or ISO is granted. Grants under their stock option plans are made and administered by the board of directors.

12. Derivative Instruments and Hedging Activities

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, collectively, SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.

      On January 1, 2001, the Company adopted SFAS 133 and the fair market value of derivative instruments are reflected on the Company's financial statements. On August 10, 2001, the Derivatives Implementation Group (DIG) of the FASB published DIG G20, which further interpreted SFAS 133. On October 1, 2001, the Company adopted the provisions of DIG G20 and net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20.

      The Company follows a hedging program intended to limit its exposure to changes in interest rates primarily associated with its CMO borrowings. The Company's primary objective is to hedge its exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of its CMO borrowings. The Company also monitors on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. The Company's hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates on CMO borrowings resulting from the following:

      . interest rate adjustment limitations on mortgage loans due to periodic and lifetime interest rate cap features; and

      . mismatched interest rate adjustment periods of mortgage loans and CMO borrowings.

      The Company primarily acquires for long-term investment six-month LIBOR ARMs and hybrid ARMs. Six-month LIBOR ARMs are generally subject to periodic and lifetime interest rate caps. This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally six months, or over the life of the mortgage loan. Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1% per semiannual adjustment. Also, each ARM has a maximum lifetime interest rate cap. Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations. During a period of rapidly increasing or decreasing interest rates, financing costs would increase or decrease at a faster rate than the periodic interest rate adjustments on mortgage loans would allow, which could effect net interest income. In addition, if market rates were to exceed the maximum interest rates of our ARMs, borrowing costs would increase while interest rates on ARMs would remain constant.

      The Company's mortgage loan portfolio is also subject to basis risk as the basis, or interest rate index, of mortgage loans and borrowings are tied to different interest indices. For instance, six-month LIBOR ARMs are indexed to six-month LIBOR while CMO and reverse repurchase borrowings are indexed to one-month LIBOR. Therefore, the Company receives interest income based on six-month LIBOR plus a spread but pays interest expense based on one-month LIBOR plus a spread. These indices typically move in unison but may vary in unequal amounts.

      The Company's mortgage loan portfolio is subject to risk from the mismatched nature of interest rate adjustment periods on mortgage loans and interest rates on the related borrowings. Six-month LIBOR mortgage loans can adjust upwards or downwards every six months, subject to periodic cap limitations, while adjustable rate CMO borrowings adjust every month. Additionally, the Company has hybrid ARMs which have an initial fixed interest rate period generally ranging from two to three years, and to a lesser extent five years, which subsequently convert to six-month LIBOR ARMs. Again, during a rapidly increasing or decreasing interest rate environment, financing costs would

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increase or decrease more rapidly than would interest rates on mortgage loans, which would remain fixed until their next interest rate adjustment date.

      To mitigate exposure to the effect of changing interest rates on CMO borrowings, the Company purchases derivative instruments in the form of interest rate cap agreements, or caps, interest rate floor agreements, or floors, and interest rate swap agreements, or swaps. The Company also simultaneously purchases caps and floors, which are referred to as collars. These derivative instruments are referred to collectively as interest rate hedges, or hedges. An interest rate cap or floor is a contractual agreement for which the Company pays a fee. If prevailing interest rates reach levels specified in the cap or floor agreement, the Company may either receive or pay cash. An interest rate swap is generally a contractual agreement that obligates one party to receive or make cash payments based on an adjustable rate index and the other party to receive or make cash payments based on a fixed rate. Swap agreements have the effect of fixing borrowing costs on a similar amount of swaps and, as a result, the Company can reduce the interest rate variability of borrowings. The Company's objective is to lock in a reliable stream of cash flows when interest rates fall below or rise above certain levels. For instance, when interest rates rise, borrowing costs increase at greater speeds than the underlying collateral supporting the borrowings. These derivative instruments hedge the variability of forecasted cash flows attributable to CMO borrowings and protect net interest income by providing cash flows at certain triggers during changing interest rate environments. In all hedging transactions, counterparties must have a AAA credit rating as determined by various credit rating agencies.

     Caps qualify as derivative instruments under provisions of SFAS 133. The hedging instrument is the specific LIBOR cap that is hedging the LIBOR based CMO borrowings. The nature of the risk being hedged is the variability of the cash flows associated with the LIBOR borrowings. Prior to the adoption of DIG G20, the Company assessed the hedging effectiveness of its caps utilizing only the intrinsic value of the caps. DIG G20 allows the Company to utilize the terminal value of the caps to assess effectiveness. DIG G20 also allows the Company to amortize the initial fair value of the caps over the life of the caps based on the maturity date of the individual caplets. Upon adoption of DIG G20, net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20. Subsequent to the adoption of DIG G20, caps are considered effective hedges and are marked to market each reporting period with the entire change in market value being recognized in other comprehensive income on the balance sheet.

      Floors, swaps and collars qualify as cash flow hedges under the provisions of SFAS 133. The hedging instrument is the specific LIBOR floor, swap or collar that is hedging the LIBOR based CMO borrowings. The nature of the risk being hedged is the variability of the cash flows associated with the LIBOR borrowings. Prior to DIG G20, these derivatives were marked to market with the entire change in the market value of the intrinsic component recognized in other comprehensive income on the balance sheet each reporting period. The time value component of these agreements were marked to market and recognized in non-interest expense on the statement of operations. Subsequent to the adoption of DIG G20, these derivatives are marked to market with the entire change in the market value recognized in other comprehensive income on the balance sheet.

     Effectiveness of the hedges is measured by the fact that both the hedged item, CMO borrowings, and the hedging instrument is based on one-month LIBOR. As both instruments are tied to the same index, the hedge is expected to be highly effective both at inception and on an ongoing basis. The Company assesses the effectiveness and ineffectiveness of the hedging instruments at the inception of the hedge and at each reporting period. Based on the fact that, at inception, the critical terms of the hedges and forecasted CMO borrowings are the same, the Company has concluded that the changes in cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives, subject to subsequent assessments that the critical terms have not changed.

13. Recent Accounting Pronouncements

      In September 2000, FASB issued SFAS No. 140 (SFAS 140) to replace SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 will be the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets, including loan participations; (3) factoring transactions, (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. The accounting provisions are effective after March 31, 2001. The reclassification and disclosure provisions are effective for fiscal years beginning after December 31, 2001. The Company adopted the disclosure required by SFAS 140 and has included all appropriate and necessary disclosures required by SFAS 140 in its financial statements and footnotes. The adoption of the accounting provision did not have a material impact on the Company's consolidated balance sheet or results of operations.

Note B--Investment Securities Available-for-Sale

      The Company's mortgage-backed securities are primarily secured by conventional, one-to-four family mortgage loans. The yield to maturity on each security depends on, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through rate, and interest rate fluctuations. The Company's interest in these securities is subordinated so that, in the event of a loss, payments to senior certificate holders will be made before the Company receives its payments. During 2000, the Company wrote-off $52.6 million of investment securities available-for-sale that were investment securities secured by high loan-to-value second trust deeds, franchise mortgage receivables and certain sub-prime subordinated securities all of which were acquired prior to 1998. Subsequent to 1997, the Company has only acquired or invested in securities that are secured by mortgage loans underwritten and purchased by the Company's mortgage operations. During the years ended December 31, 2001 and 2000, IMH did not acquire any mortgage-backed securities. During the years ended December 31, 2001 and 2000, the Company sold investment securities with a carrying value of $3.6 million and $5.7 million, respectively.

     The amortized cost and estimated fair value of mortgage-backed securities available-for-sale are presented as follows:

                                                                                   Gross         Gross
                                                                   Amortized     Unrealized   Unrealized    Estimated
                                                                     Cost           Gain         Loss      Fair Value
                                                                  ------------  ------------- ------------ ------------
                                                                                     (in thousands)
   At December 31, 2001:
     Mortgage-backed securities.................................  $    26,661   $      7,286  $       958  $    32,989
                                                                  ============  ============= ============ ============

   At December 31, 2000:
     Mortgage-backed securities.................................  $    37,920   $      2,245  $     3,244  $    36,921
                                                                  ============  ============= ============ ============

      To determine the fair value of investment securities, the Company must estimate future rates of loan prepayments, prepayment penalties to be received, delinquency rates, constant default rates and default loss severity and their impact on estimated cash flows. At December 31, 2001, the Company used a 0.30% to 6.2% constant default rate estimate with a 10% to 20% loss severity resulting in loss estimates of 0.03% to 1.24%. These estimates are based on historical loss data for comparable loans. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and trends in the industry. At December 31, 2001, the Company used a constant prepayment assumption of 18% to 50% to estimate the prepayment characteristics of the underlying collateral. The Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate, which it believes is commensurate with the risks involved. At December 31, 2001, the Company used a weighted average discount rate of approximately 8.09%.

Retained Interests in Securitizations

      From time to time, IMH retains interests in mortgage-backed securities created through the issuance of REMICs by IFC. IMH uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections for loan prepayment rates, constant default rates and loss severity commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

would be affected. During 2001 and 2000, IMH retained no interests in securitizations created through the issuance of REMICs by IFC. Key economic assumptions used in measuring the retained interests are as follows:

                                                                                            At              At
                                                                      At time of       December 31,    December 31,
                                                                    securitization         2001            2000
                                                                    ---------------   --------------  --------------
     Prepayment speed............................................        16 - 50%          18 -  50%        15 - 65%
     Loss severity ..............................................       10 - 100%          10 - 130%         8 - 18%
     Constant default rate.......................................       0.01 - 1%        0.30 - 6.2%     0.50 - 1.0%

      The following table presents key economic assumptions and the sensitivity of the current fair value of residual cash flows on investment securities available-for-sale to immediate 10% and 20% adverse changes in those assumptions (dollars in thousands):

                                                                                               At December 31,
                                                                                        ----------------------------
                                                                                             2001            2000
                                                                                        ---------------- -----------
     Carrying amount of investment securities.........................................  $    22,297      $   22,120
     Estimated fair value of investment securities....................................  $    22,297      $   20,503

     Prepayment Speed Assumptions:                                                        15.2 - 60%        15 - 65%
     Decline in fair value of 10% adverse change......................................  $      (812)     $   (2,488)
     Decline in fair value of 20% adverse change......................................  $    (1,494)     $   (3,319)

     Loss Severity Assumptions:                                                            11 - 156%         8 - 18%
     Decline in fair value of 10% adverse change......................................  $       (46)     $   (1,679)
     Decline in fair value of 20% adverse change......................................  $      (100)     $   (1,752)

     Constant Default Rate Assumptions:                                                  0.33 -7.44%       0.50 - 1%
     Decline in fair value of 10% adverse change......................................  $      (706)     $   (1,688)
     Decline in fair value of 20% adverse change......................................  $      (926)     $   (1,778)

      These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, for example, increases in market interest rates may result in lower prepayments and increased credit losses, which might magnify or counteract the sensitivities.

      Quantitative information about delinquencies, credit losses and cash flows related to retained interests are presented as follows (dollars in thousands):

                                                                                               At December 31,
                                                                                        -------------------------------
                                                                                             2001            2000
                                                                                        ---------------- --------------
     Net credit losses................................................................  $        586     $       936
     Actual losses to date............................................................          3.01%           3.39%
     Projected losses over life.......................................................          1.14%           1.71%
     Cash flows received on retained interests .......................................  $      2,224     $     5,078

Note C--Mortgage Loans Held-for-Investment

      Mortgage loans held-for-investment include various types of adjustable rate loans and fixed rate loans secured by mortgages on single-family residential real estate properties. During the years ended December 31, 2001 and 2000, IMH purchased $1.5 billion and $454.0 million, respectively, of mortgage loans from IFC. At December 31, 2001 and 2000,

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 28% and 27%, respectively, of mortgage loans held-for-investment were collateralized by properties located in California. Mortgage loans held-for-investment consisted of the following:

                                                                                                At December 31,
                                                                                              -----------------------
                                                                                                2001           2000
                                                                                              --------       --------
                                                                                                   (in thousands)
Fixed rate loans secured by second trust deeds on single-family residential real estate       $ 20,211       $  1,061
Adjustable rate loans secured by single-family residential real estate .................         6,875         15,867
Unamortized net discounts on mortgage loans ............................................            (8)          (208)
                                                                                              --------       --------
                                                                                              $ 20,078       $ 16,720
                                                                                              ========       ========

      At December 31, 2001, and 2000 there were $9.3 million and $13.4 million, respectively, of mortgage loans held-for-investment which were not accruing interest due to the delinquent nature of the mortgage loans. If interest on such loans had been accrued for the years ended December 31, 2001, 2000 and 1999, interest income would have increased by $563,000, $1.0 million, and $538,000, respectively.

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

      CMO collateral includes various types of fixed and adjustable rate loans secured by mortgages on single-family residential real estate properties and fixed rate loans secured by second trust deeds on single-family residential real estate properties. During the years ended December 31, 2001 and 2000, $1.501 billion and $943.6 million, respectively, of CMOs were issued and collateralized by $1.513 billion and $952.8 million, respectively, of mortgage loans. At December 31, 2001 and 2000, approximately 63% and 53%, respectively, of CMO collateral was collateralized by properties located in California. At December 31, 2001 and 2000, the underlying principal balance of mortgages supporting CMO borrowings of $2.2 billion and $1.3 billion, respectively, which represented approximately $2.2 billion and $1.3 billion, respectively, of adjustable and fixed rate mortgage loans with varying grade quality and approximately $24.9 million and $66.1 million, respectively, of second mortgage loans. Collateral for CMOs consisted of the following:

                                                                                                  At December 31,
                                                                                            -----------------------------
                                                                                                2001           2000
                                                                                            -----------------------------
                                                                                                   (in thousands)
Adjustable and fixed rate loans secured by single-family residential real estate ......      $ 2,161,645       $1,267,350
Fixed rate loans secured by second trust deeds on single-family residential real estate           24,916           66,138
Unamortized net premiums on loans .....................................................           35,397           22,758
Capitalized securitization costs ......................................................           11,582           14,123
Fair value of hedging instruments .....................................................           (4,372)           2,627
                                                                                             -----------       ----------
                                                                                             $ 2,229,168       $1,372,996
                                                                                             ===========       ==========

Note E--Finance Receivables

      The terms of IWLG's affiliated warehouse lines are based on Bank of America's prime rate, which was 4.75% and 9.50% as of December 31, 2001 and 2000, respectively, with advance rates between 75% and 99% of the fair value of the mortgage loans outstanding. The terms of IWLG's non-affiliated warehouse lines, including the maximum warehouse line amount and interest rate, are determined based upon the financial strength, historical performance and other qualifications of the borrower. The warehouse lines have maturities that range from on-demand to one year and are generally collateralized by mortgages on single-family residential real estate. At December 31, 2001 and 2000, the

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company had $1.7 billion and $1.0 billion, respectively, of warehouse lines of credit available to 57 and 55 borrowers, respectively, of which $466.6 million and $405.4 million, respectively, was outstanding. IWLG finances its warehouse lending operations through reverse repurchase agreements and equity. Finance receivables consisted of the following:

                                                            At December 31,
                                                       ------------------------
                                                         2001           2000
                                                       ------------------------
                                                            (in thousands)
Due from other mortgage banking companies ......       $300,571        $138,405
Due from IFC ...................................        106,940         219,102
Due from Impac Lending Group (ILG) .............         34,907          47,931
Due from Novelle Financial Services Inc.(NFS) ..         24,231              --
                                                       --------        --------
                                                       $466,649        $405,438
                                                       ========        ========

Note F--Allowance for loan losses

      Activity for allowance for loan losses was as follows:

                                                For the year ended December 31,
                                              ---------------------------------
                                                2001         2000        1999
                                              --------     --------     -------
                                                        (in thousands)
Balance, beginning of year ...............    $  5,090     $  4,029     $ 6,959
Provision for loan losses ................      16,813       18,839       5,547
Charge-offs, net of recoveries ...........      (9,339)     (16,496)     (7,152)
Loss on sale of delinquent loans .........        (872)      (1,282)     (1,325)
                                              --------     --------     -------
Balance, end of year .....................    $ 11,692     $  5,090     $ 4,029
                                              ========     ========     =======

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

      Prior to October of 1999, the Company used reverse repurchase agreements to fund the purchase of its mortgage-backed securities and to provide the Company additional working capital. In October of 1999, the Company repaid short-term reverse repurchase agreements secured by mortgage-backed securities with long-term financing on a portion of its mortgage-backed securities portfolio (see Note I-Borrowings Secured by Investment Securities Available-for-Sale). The Company's interest expense on reverse repurchase agreements to fund the purchase of its mortgage loans for the years ended December 31, 2001, 2000 and 1999 was $30.8 million, $39.2 million, and $22.5 million, respectively. The Company's interest expense on borrowings secured by investment securities available-for-sale for the years ended December 31, 2001, 2000 and 1999 was $2.6 million, $3.2 million, and $686,000, respectively. The following tables present information regarding the Company's reverse repurchase agreements as of December 31, 2001 and 2000 (dollars in thousands):

                                       Reverse
                                       Type of                 Repurchase     Underlying      Maturity
                                      Collateral  Committed     Liability     Collateral       Date
                                      ----------  ---------   --------------  ----------     ----------
     December 31, 2001.............   Mortgages       No      $     469,491   $   489,113        N/A
                                                              =============   ===========
     December 31, 2000.............   Mortgages       No      $     398,653   $   414,748        N/A
                                                              =============   ===========

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At December 31, 2001 and December 31, 2000, reverse repurchase agreements includes accrued interest payable of $488,000 and $2.1 million, respectively. The following table presents certain information on reverse repurchase agreements, excluding accrued interest payable:

                                                                                              For the year ended
                                                                                                 December 31,
                                                                                        -------------------------------
                                                                                             2001            2000
                                                                                        ---------------- --------------
                                                                                             (dollars in thousands)
     Maximum month-end outstanding balance............................................  $    663,306     $   832,758
     Average balance outstanding......................................................       580,605         513,987
     Weighted average rate............................................................          5.31%           7.63%

Note H--CMO Borrowings

      The Company's CMOs are guaranteed for the holders by a mortgage loan insurer giving the CMOs the highest rating established by a nationally recognized rating agency. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt, and any investment income on such collateral. Variable rate CMOs are typically structured as one-month LIBOR "floaters." Interest on variable and fixed rate CMOs is payable to the certificate holders monthly. The Company completed $1.5 billion and 943.6 million in CMOs during the years ended December 31, 2001 and 2000, respectively. For the years ended December 31, 2001, 2000 and 1999, interest expense on CMO borrowings was $77.8 million, $80.3 million, and $65.2 million, respectively. The following table presents CMOs issued, CMOs outstanding as of December 31, 2001 and 2000, and certain interest rate information (dollars in millions):


                                                      CMOs                         Range of                    Range of
                                                   Outstanding      Range of    Interest Rate               Interest Rate
                                                      as of           Fixed      Margins Over    Optional   Margins After
  Issue                              Issuance  -------------------- Interest      One-Month     Redemption    Adjustment
   Date          Issuance Name        Amount   12/31/01    12/31/00 Rates (%)     LIBOR (%)        Date        Date (%)
---------------------------------------------- -------------------------------- -------------------------------------------
 01/27/98  Impac CMB
           Trust Series 1998-1.....     362.8      91.7      145.5   6.65-7.25             N/A          N/A            N/A
 03/24/98  Impac CMB
           Trust Series 1998-2.....     220.2      62.2       95.8   6.70-7.25             N/A          N/A            N/A
 02/23/99  Impac CMB
           Trust Series 1999-1.....     183.1        --      102.1         N/A       0.40-0.63   3/2006 (1)      0.80-1.26
 06/24/99  Impac CMB
           Trust Series 1999-2.....     115.0      36.1       89.7         N/A            0.37   7/2006 (1)           0.74
 01/25/00  Impac CMB
           Trust Series 2000-1.....     452.0     203.8      371.3         N/A       0.32-2.40   2/2010 (2)      0.64-3.60
 11/21/00  Impac CMB
           Trust Series 2000-2.....     491.6     303.2      484.5         N/A      0.26-1.90%  12/2010 (2)     0.52-2.85%
 05/23/01  Impac CMB
           Trust Series 2001-1.....     357.8     325.5         --         N/A      0.28-2.00%   6/2011 (2)     0.56-3.00%
 08/27/01  Impac CMB
           Trust Series 2001-2.....     400.5     386.6         --         N/A      0.28-1.90%   9/2011 (2)     0.56-2.85%
 10/25/01  Impac CMB
           Trust Series 2001-3.....     397.0     394.8         --         N/A      0.37-2.00%  11/2011 (2)     0.74-3.00%
 12/17/01  Impac CMB
           Trust Series 2001-4.....     345.6     345.6         --         N/A      0.42-2.30%   1/2012 (2)     0.84-3.45%
                                     --------  --------   --------
                                      3,325.6   2,149.5    1,288.9
           Accrued interest........        --       1.9        2.4
                                     --------  --------   --------
                                     $3,325.6  $2,151.4   $1,291.3
                                     ========  ========   ========

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The optional redemption date is determined upon the earlier of (a) the payment date on which the sum of the aggregate principal balance of the bonds is less than or equal to 25% of the original bond balance at cut-off date or (b) the date indicated.
(2) The optional redemption date is determined upon the earlier of (a) the payment date on which the sum of the aggregate principal balance of the bonds is less than or equal to 20% of the original bond balance at cut-off date or (b) the date indicated.

Note I--Borrowings Secured by Investment Securities Available-for-Sale

      In October 1999, the Company completed a re-securitization of a portion of its investment securities available-for-sale portfolio, which raised additional cash liquidity for the Company of approximately $23.4 million, at the time of execution, after repaying reverse repurchase agreements collateralized by the investment securities available-for-sale. As of December 31, 2001 and 2000, there was $13.0 million and $21.1 million, respectively, outstanding on the borrowings, which were secured by $23.9 and $21.9 million, respectively, of investment securities available-for-sale. The outstanding borrowings are principal only notes with remaining discounts of $3.5 million and $5.7 million as of December 31, 2001 and 2000, respectively. The notes represent senior or subordinated interests in trust funds primarily consisting of a pool of mortgage loans and are non-recourse obligations of the Company. The terms of the notes are dependent on the cash flows from the underlying certificates.

Note J--Senior Subordinated Debentures

      In March 1999, certain stockholders of the Company exchanged 1,359,507 shares of their common stock, at an average price of $5.70 per share, for 11% senior subordinated debentures due to mature on February 15, 2004. The debentures were issued at a discount and amortized to interest expense over the life of the debentures on a straight-line basis. On June 20, 2001, the Company retired its senior subordinated debentures and wrote-off $1.0 million of discounts and securitization costs related to the debentures. Senior subordinated debentures consisted of the following:

                                                             At December 31,
                                                         -----------------------
                                                             2001          2000
                                                         --------      --------
                                                             (in thousands)
      11% senior subordinated debentures ..........      $     --      $  7,747
      Discount on senior subordinated debentures ..            --          (768)
                                                         --------      --------
                                                         $     --      $  6,979
                                                         ========      ========
Note K--Segment Reporting

      The Company internally reviews and analyzes its operating segments as follows:

o the long-term investment operations, conducted by IMH and IMH Assets, invests primarily in non-conforming Alt-A residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and in second mortgage loans;

o the warehouse lending operations, conducted by IWLG, provides warehouse and repurchase financing to affiliated companies and to approved mortgage banks, most of which are correspondents of IFC, to finance mortgage loans; and

o the mortgage operations, conducted by IFC, ILG and NFS, purchases and originates non-conforming Alt-A mortgage loans and second mortgage loans from its network of third party correspondent sellers, mortgage brokers and retail customers.

      The following table presents reporting segments as of and for the year ended December 31, 2001 (in thousands):

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      Long-Term     Warehouse
                                                      Investment     Lending         (a)
                                                      Operations   Operations   Eliminations  Consolidated
                                                     ------------- ------------ ----------------------------
Balance Sheet Items:
    CMO collateral                                   $ 2,229,168   $       --   $         --  $  2,229,168
    Total assets                                       2,490,564      543,536       (179,366)    2,854,734
    Total stockholders' equity                           309,794       72,763       (179,192)      203,365

Income Statement Items:
    Interest income                                      122,502       42,463         (8,350)      156,615
    Interest expense                                      89,485       30,877         (8,350)      112,012
    Equity in net earnings of IFC (b)                        --           --          10,912        10,912
    Net earnings                                          11,799       10,467         10,912        33,178

      The following table presents reporting segments as of and for the year ended December 31, 2000 (in thousands):

                                                      Long-Term     Warehouse
                                                      Investment     Lending         (a)
                                                      Operations   Operations   Eliminations  Consolidated
                                                     ------------- ------------ ----------------------------
Balance Sheet Items:
    CMO collateral                                   $ 1,372,996   $       --   $         --   $  1,372,996
    Total assets                                       1,590,776      461,211       (153,149)    1,898,838
    Total stockholders' equity                           262,416       62,296       (146,272)      178,440

Income Statement Items:
    Interest income                                      104,591       53,940        (11,452)      147,079
    Interest expense                                      96,325       39,223        (11,452)      124,096
    Equity in net loss of IFC (b)                             --           --         (1,762)       (1,762)
    Net earnings (loss)                                  (66,163)      13,612         (1,682)      (54,233)

      The following table presents reporting segments as of and for the year ended December 31, 1999 (in thousands):


                                                      Long-Term    Warehouse
                                                      Investment     Lending       (c)         (a)
                                                      Operations   Operations     Other    Eliminations  Consolidated
                                                     ------------- ------------ --------  -------------  ------------
Balance Sheet Items:
    CMO collateral                                   $   949,677   $       --   $     --  $          --   $   949,677
    Total assets                                       1,545,283      588,448      2,945       (461,246)    1,675,430
    Total stockholders' equity                           294,852       48,684         --       (104,692)      238,844

Income Statement Items:
    Interest income                                       91,965       31,998         21         (4,526)      119,458
    Interest expense                                      72,704       21,612          5         (4,526)       89,795
    Equity in net earnings of IFC (b)                         --           --         --          4,292         4,292
    Net earnings                                           6,828        9,939         41          5,509        22,317

(a)   Elimination of intersegment balance sheet and income statement items.
(b) The mortgage operations is accounted for using the equity method and is an unconsolidated subsidiary of the Company
(c) Primarily includes the operations of Dove St. LLC, of which the Company owned a 50% interest, and account reclassifications

Note L--Fair Value of Financial Instruments

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                     December 31, 2001           December 31, 2000
                                                                ---------------------------------------------------------
                                                                  Carrying      Estimated      Carrying      Estimated
                                                                   Amount      Fair Value       Amount      Fair Value
                                                                ---------------------------------------------------------
                            Assets                                                (in thousands)
Cash and cash equivalents...................................... $      51,887 $      51,887  $      17,944 $      17,944
Investment securities available-for-sale.......................        32,989        32,989         36,921        36,921
CMO collateral, including allocated derivative assets..........     2,229,168     2,339,558      1,372,996     1,365,893
Finance receivables............................................       466,649       466,649        405,438       405,438
Mortgage loans held-for-investment.............................        20,078        12,991         16,720        14,698
Due from affiliates............................................        14,500        14,500         14,500        14,500
Derivative assets..............................................         5,128         5,128          6,795         1,006

                         Liabilities
CMO borrowings, excluding accrued interest.....................     2,149,545     2,147,391      1,288,901     1,294,545
Reverse-repurchase agreements, excluding accrued interest......       469,003       469,003        396,572       396,572
Borrowings secured by investment securities available-for-sale.         12,997        12,607         21,124        17,744
Senior subordinated debentures.................................            --            --          6,979         4,955

      The fair value estimates as of December 31, 2001 and 2000 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Derivative Assets and Liabilities

      Fair value is estimated based on quoted market prices from dealers or brokers.

      Short-term Commitments to Extend Credit

      The Company does not collect fees associated with its warehouse lines of credit. Accordingly, these commitments do not have an estimated fair value.

Note M--Employee Benefit Plans

      Profit Sharing and 401(k) Plan

      The Company does not have its own 401(K) or profit sharing plan. As such, employees of IWLG participate in IFC's 401(k) plan. Under IFC's 401(k) plan, employees may contribute up to 15% of their salaries. IWLG will match 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of IWLG. IWLG's matching and discretionary contributions were not material for any period presented.

Note N--Related Party Transactions

      Related Party Cost Allocations

      In 1995, IMH entered into a services agreement with Imperial Credit Industries, Inc. (ICII) under which ICII provided various services to the Company, including data processing, human resource administration, general ledger

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting, check processing, remittance processing and payment of accounts payable. ICII charged fees for each of the services based upon usage. ICII provided the Company with insurance coverage and self-insurance programs, including health insurance. This services agreement was replaced with a new ICAI services agreement in December 1997, in connection with termination of the Company's management agreement with ICAI. Pursuant to the services agreement with ICAI, ICAI provided the Company with certain human resource administration and data and phone communication services. On December 31, 2000, the Company did not renew its services agreement with ICAI. The charge to the Company for insurance coverage was based upon a pro rata portion of costs to ICII for its various policies. Total charges to the Company for the years ended December 31, 2000 and 1999 were $15,000, and $11,000, respectively.

      During 1999, IMH and IWLG were allocated data processing, executive and operations management, and accounting services that IFC incurred during the normal course of business per IFC's submanagement agreement with RAI Advisors Inc. (RAI). IFC, through RAI, charged Impac Commercial Holdings, Inc. (ICH) for management and operating services based upon usage which management believes was reasonable. In May 1999, the submanagement agreement with RAI was terminated and IFC entered into a new submanagement agreement with FIC Management, Inc., pursuant to which IFC continue to provide services to ICH. This agreement expired in December 1999. IMH and IWLG were allocated data processing, executive and operations management, and accounting services that IFC incurred during the normal course of business under the Submanagement Agreement with RAI. IFC charged IMH and IWLG for these services based upon usage, which management believes was reasonable. Total cost allocations charged to IMH and IWLG by IFC for the year ended December 31, 1999 were $1.2 million.

      IFC charges IMH and IWLG for management and operating services based upon usage which management believes is reasonable. Total cost allocations charged by IFC to IMH and IWLG for the years ended December 31, 2001 and 2000 were $1.7 million and $1.5 million, respectively.

      Lease Agreement: IMH and IFC entered into a premises operating sublease agreement to rent approximately 74,000 square feet of office space in Newport Beach, California, for a ten-year term, which expires in May 2008 (see Note O - Commitments and Contingencies). IMH and IFC pay monthly rental expenses and allocate the cost to subsidiaries and affiliated companies on the basis of square footage occupied. The majority of occupancy charges incurred were paid by IFC as most of the Company's employees are employed by the mortgage operations. Total rental expense paid by IFC for the years ended December 31, 2001, 2000 and 1999 were $2.0 million, $1.6 million, and $1.1 million, of which $121,000, $113,000, and $100,000, respectively, was charged to IWLG and IMH.

      Credit Arrangements - Current

      IFC maintains a $600.0 million uncommitted warehouse financing facility with IWLG. Advances under the warehouse facility bears interest at Bank of America's prime rate minus 0.50%. As of December 31, 2001 and 2000, amounts outstanding on IFC's warehouse line with IWLG were $174.1 million and $267.0 million, respectively. Interest expense recorded by IFC related to the warehouse line provided by IWLG for the years ended December 31, 2001, 2000, and 1999, was $18.4 million, $28.1 million, and $18.4 million, respectively.

      During the normal course of business, the Company may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due from affiliates," while borrowings are reflected as "Due to affiliates" on the Company's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.0% per annum. As of December 31, 2001 and 2000, due from affiliates was none. Interest income recorded by the Company related to short-term advances with affiliates for the years ended December 31, 2001, 2000, and 1999 was $122,000 $90,000, and $835,000,
respectively. As of December 31, 2001 and 2000, due to affiliates was none. Interest expense recorded by the Company related to short-term borrowings with affiliates for the years ended December 31, 2001, 2000 and 1999 was $250,000, $25,000, and $399,000, respectively.

      During 1999, IMH advanced $14.5 million in cash to IFC at an interest rate of 9.50% per annum due June 30, 2004, in exchange for an interest only note to fund the operations of IFC and other strategic opportunities deemed appropriate by IFC. At December 31, 2001 and 2000, the amount outstanding on the note was $14.5 million. Interest

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income recorded by IMH related to the note as of December 31, 2001, 2000, and 1999 was $1.4 million, $1.4 million and $696,000, respectively.

      Indebtedness of Management

      In connection with the exercise of stock options by certain directors and employees of the Company, the Company made loans secured by the related stock. The loans were made for a five-year term with a current interest rate of 4.23%. Interest on the loans is payable quarterly upon receipt of the dividend payment and the interest rate is set annually by the compensation committee. At each dividend payment date, 50% of excess quarterly stock dividends, after applying the dividend payment to interest due, is required to reduce the principal balance outstanding on the loans. The interest rate on these loans adjusts annually at the discretion of the board of directors. As of December 31, 2001 and 2000, total notes receivable from common stock sales was $920,000 and $902,000, respectively. Interest income recorded by the Company related to the loans for the years ended December 31, 2001, 2000 and 1999 was $39,000, $50,000, and $41,000, respectively.

      On December 10, 2001, IFC provided William B. Ashmore, President, Chief Operating Officer and Director of the Company, with a $600,000 adjustable rate loan to provide mortgage financing with an initial interest rate of 4.13%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

      Credit Arrangements - Expired

      In January 1999, ILG obtained a warehouse financing facility with IWLG. Advances under the warehouse facility bore interest at prime. As of December 31, 1999, amounts outstanding on ILG's warehouse line with IWLG were $1.2 million. Interest expense recorded by ILG related to its warehouse line provided by IWLG for the year ended December 31, 1999 was $293,000. At January 1, 2000, ILG became a division of IFC and borrowings from IWLG were consolidated with IFC's borrowings.

      IMH maintained an uncommitted warehouse line agreement with ICCC. The margins on the warehouse line agreement were at 8% of the fair market value of the collateral provided. Advances under such warehouse facilities bore interest at Bank of America's prime rate. As of December 31, 1999, there were no finance receivables outstanding to ICCC. Interest income recorded by IMH related to finance receivables due from ICCC for the year ended December 31, 1999 was $93,000.

      IMH entered into a revolving credit arrangement with a commercial bank, which was an affiliate of ICII, whereby IMH could borrow up to a maximum amount of $10.0 million for general working capital needs. The revolving credit agreement was converted to a reverse repurchase agreement in October 1998. Advances under the reverse repurchase agreement were at an interest rate of LIBOR plus 2.00%, with interest paid monthly. As of December 31, 1999, IMH had no outstanding borrowings under the reverse repurchase arrangement. Interest expense recorded by IMH for the year ended December 31, 1999 related to such advances was $348,000. This agreement was terminated in 1999.

      Until March 31, 2000, IWLG maintained a warehouse financing facility with Walsh Securities, Inc. (WSI), a firm affiliated with James Walsh, a director of the Company. Advances under the line of credit bore interest at a rate determined at the time of each advance. As of December 31, 2000 and 1999, finance receivables outstanding to WSI were none, and $48,000, respectively. Interest income recorded by IWLG related to finance receivables due from WSI for the years ended December 31, 2000 and 1999 was $1,000, and $729,000, respectively.

      Transactions with IFC

      Purchase of Mortgage-Backed Securities: During the year ended December 31, 1999, the Company purchased $22.0 million of mortgage-backed securities issued by IFC for $18.3 million net of discounts of $3.7 million. During 2001 and 2000, the Company purchased no mortgage-backed securities from IFC.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Purchase of Mortgage Loans: During the years ended December 31, 2001 and 2000, the Company purchased mortgage loans from IFC having a principal balance of $1.5 billion and $450.7 million, respectively. The loans were purchased with premiums of $24.4 million and $3.3 million, respectively. Servicing rights on all mortgages purchased by IMH were retained by IFC.

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

Note O--Commitments and Contingencies

      Financial Instruments with Off-Balance-Sheet Risk

      IMH is a party to financial instruments with off-balance sheet risk in the normal course of business. Such instruments include short-term commitments to extend credit to borrowers under warehouse lines of credit, which involve elements of credit risk, lease commitments, and exposure to credit loss in the event of nonperformance by the counterparties to the various agreements associated with loan purchases. Unless noted otherwise, IMH does not require collateral or other security to support such commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

      Short-Term Loan Commitments

     IWLG's warehouse lending program provides secured short-term revolving financing to small-and medium-size mortgage originators and affiliated companies to finance mortgages from the closing of the loans until sold to permanent investors. As of December 31, 2001 and 2000, the Company had 57 and 55 committed lines of credit, respectively, extended in the aggregate principal amount of $1.7 billion and $1.0 billion, respectively.

      Lease Commitments

      The Company entered into a premises operating sublease agreement for approximately 74,000 square feet of office space in Newport Beach, California which expires in May 2008. Minimum premises rental commitments under non-cancelable leases are as follows (in thousands):


Year 2002.............................................................................  $     1,901
Year 2003.............................................................................        1,946
Year 2004.............................................................................        1,990
Year 2005.............................................................................        2,035
Year 2006.............................................................................        2,080
Year 2007 and thereafter..............................................................        3,017
                                                                                        -----------
     Total lease commitments..........................................................  $    12,969
                                                                                        ===========

      Rent expense associated with the premises operating lease is allocated between IMH, IWLG and IFC based on square footage. IMH and IWLG's combined portion of premises rental expense for the years ended December 31, 2001, 2000, and 1999 was $121,000, $113,000, and $100,000, respectively.

      Loan Purchase Commitments

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note P--Derivative Instruments and Hedging Activities

     As the Company acquires and originates mortgage loans, it purchases caps at interest rate strike prices that are tied to a forward yield curve to hedge forecasted borrowings. The Company purchases caps at strike prices over the one-month LIBOR forward yield curve to correspond to CMO borrowing costs, which are indexed to one-month LIBOR. A cap allows the yield on an ARM to rise in an increasing interest rate environment just as the cost of related borrowings would rise as we receive cash payments if one-month LIBOR were to reach the contractual strike price of the cap. The cap would provide protection for (1) periodic and lifetime cap limitations on the mortgage loan that are absent on the related borrowings, and (2) mismatched interest rate adjustment periods. Simultaneously with the purchase of caps, the Company may also sell floors, or collars, at interest rate strike prices that are below the one-month LIBOR forward yield curve. The sale of a floor allows the Company to offset the cost that the Company pays for the cap. The Company's yield on ARMs would decrease in a decreasing interest rate environment just as the cost of related borrowings would decrease as the Company makes cash payments if one-month LIBOR were to reach the contractual strike price of the floor. The Company also purchases swaps whereby it receives cash payments based on one-month LIBOR and makes cash payments at a fixed rate. Swaps have the effect of fixing outstanding borrowing on a similar notional amount of swaps and, as a result, can reduce the interest rate variability of borrowings. The purchase of caps, collars and swaps allows the Company to protect net interest income during periods of increasing interest rates while maintaining a steady stream of cash flows if interest rates decline.

     At December 31, 2001, caps allocated to CMO borrowings had a remaining notional balance of $1.6 billion with a weighted average maturity of approximately 28 months. Pursuant to the terms of the caps, the Company will receive cash payments if one-month LIBOR reaches certain strike prices, ranging from 1.66% to 10.25%, with a weighted average strike price of 4.65% over the life of the caps. At December 31, 2001, collars allocated to CMO borrowings had a remaining notional balance of $758.9 million with a weighted average maturity of approximately 25 months. Pursuant to the terms of the collars, the Company will receive cash payments if one-month LIBOR reaches strike prices, ranging from 1.91% to 6.52%, with a weighted average strike price of 4.04% over the life of the collars. The Company will make cash payments if one-month LIBOR reaches strike prices, ranging from 1.16% to 5.88%, with a weighted average strike price of 3.38%. At December 31, 2001, swaps allocated to CMO borrowings had a remaining notional balance of $71.8 million with a weighted average maturity of approximately 19 months. Pursuant to the terms of the swaps, the Company will receive cash payments based on one-month LIBOR and make cash payments at fixed rates ranging from 4.83% to 5.18%, with a weighted average fixed rate of 4.93% over the life of the swaps. The notional amounts of caps, collars and swaps are amortized according to projected prepayment rates on CMO borrowings. However, regarding the floor component of the collar, the notional amount equals the actual principal balance of the CMO borrowings. As of December 31, 2001, the fair market value of the caps, collars and swaps was $(4.4) million. These hedges are marked to market each reporting period with the entire change in market value being recognized in other comprehensive income on the balance sheet.

     During 2001, we purchased a collar, or balance sheet hedge, at strike prices tied to the one-month LIBOR forward yield curve to protect cash flows on CMO borrowings that are secured by hybrid loans with remaining fixed terms, which did not have allocated hedges. The balance sheet hedge protects cash flows on CMO borrowings with unallocted hedges just as interest rate hedges would protect cash flows on CMO structures with allocated hedges. As of December 31, 2001, the balance sheet hedge had a notional amount of $815.6 million with a one-month LIBOR cap strike price of 4.38% and a weighted average strike price of 4.79% over the life of the cap. The balance sheet hedge has a one-month LIBOR floor strike price of 3.98% and a weighted average strike price of 4.42% over the life of the floor. The balance sheet hedge matures on March 25, 2004. The notional amount of the balance sheet hedge is amortized according to projected prepayment rates reflected in CMO borrowings. As of December 31, 2001, the fair

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market value of the balance sheet hedge was $5.1 million. The balance sheet hedge is marked to market each reporting period with the entire change in market value being recognized in other comprehensive income on the balance sheet.

     The following table presents certain information related to derivative instruments and hedging activities as of December 31, 2001 (dollars in thousands):


                           Original        Fair                                                   Related       Related
                           Notional       Value                    Related      Unamortized      Amount in       Amount
                             Face          of                      Amount       Derivative       Derivative      in CMO
                            Amount     Derivatives     Index       in OCI       Instruments     Asset Account  Collateral
                          ----------   -----------  -----------  ----------    -------------    -------------  ----------
Caps and collars not
  Associated with
  CMOs................    $1,860,790   $  (13,659)  1 mo. LIBOR  $  (15,240)   $       1,581    $     (13,659) $       --
Cash in margin
  Account.............        18,787       18,787       N/A              --               --           18,787          --
Caps, collars and
  Swaps associated
  With CMOs...........     1,070,500       (4,372)  1 mo. LIBOR     (12,722)           8,350               --      (4,372)
99% of OCI activity
  at IFC..............        36,000         (158)      FNMA            (90)              --               --          --
                          ----------   -----------               ----------    -------------    -------------  ----------
   Totals.............    $2,986,077   $      598                $  (28,052)   $       9,931    $       5,128  $   (4,372)
                          ==========   ===========               ==========    =============    =============  ==========



Note Q--Stock Option Plan

     The Company currently has a 1995 Stock Option, Deferred Stock and Restricted Stock Plan (1995 Plan). During 2001, the board of directors and stockholders approved a new Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), collectively (the Stock Option Plans). Each Stock Option Plan provides for the grant of qualified incentive stock options (ISOs), options not qualified (NQSOs), deferred stock, and restricted stock, and in the case of the 2001 Plan, dividend equivalent rights, and, in the case of the 1995 Plan, stock appreciation rights and limited stock appreciation rights awards (Awards). The Stock Option Plans are administered by the board of directors (the Administrator). ISOs may be granted to the officers and key employees of the Company. NQSOs and Awards may be granted to the directors, officers and key employees of the Company or any of its subsidiaries, and to the directors, officers and key employees of IFC. The exercise price for any NQSO or ISO granted under the Stock Option Plans may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the fair market value of the shares of common stock at the time the NQSO or ISO is granted.

     The total number of shares initally reserved and available for issuance under the 2001 Plan was 1.0 million shares. However, on the beginning of each calendar year the maximum number of shares available for issuance may increase by 3.5% of the total number of shares of stock outstanding or a lesser amount determined by the board of directors. Pursuant to this provision, in January 2002, the 2001 Plan increased by an additional 1,120,069 shares available for grant. Unless previously terminated by the board of directors, no options or Awards may be granted under the 2001 Plan after March 27, 2011. The total number of shares reserved and available for issuance under the 1995 Plan is 67,390. Unless previously terminated by the board of directors, no options or Awards may be granted under the 1995 Plan after August 31, 2005.

      Options granted under the Stock Option Plans will become exercisable in accordance with the terms of the grant made by the Administrator. Awards will be subject to the terms and restrictions of the award made by the Administrator. The Administrator has discretionary authority to select participants from among eligible persons and to determine at the time an option or Award is granted and, in the case of options, whether it is intended to be an ISO or a NQSO, and when and in what increments shares covered by the option may be purchased. As of December 31, 2001 and 2000, options to purchase 761,163 shares and 207,207 shares, respectively, were exercisable and 225,390 shares and 767,144 shares, respectively, were reserved for future grants under the Stock Option Plans.

      Option transactions for the years shown are summarized as follows:


                                                                 For the year ended December 31,
                                            ---------------------------------------------------------------------------
                                                     2001                      2000                     1999
                                            ------------------------  ------------------------ ------------------------
                                                         Weighted-                 Weighted-                Weighted-
                                              Number      Average       Number      Average      Number      Average
                                                 Of       Exercise         Of       Exercise        Of       Exercise
                                               Shares      Price         Shares      Price        Shares      Price
                                            ------------------------  ------------------------ ------------------------
Options outstanding at beginning of year..     253,856   $     4.15      674,891  $      9.89     737,781  $     10.06
Options granted...........................   1,571,000         6.06      112,500         3.56      35,500         4.92
Options exercised.........................    (161,109)        4.03           --          --           --           --
Options forfeited/cancelled...............     (29,246)        4.34     (533,535)       11.28     (98,390)        9.45
                                            ----------                ----------               ----------


                                            ----------                ----------               ----------
Options outstanding at end of year........   1,634,501   $     5.99      253,856  $      4.15     674,891  $      9.89
                                            ==========                ==========               ==========

      As of December 31, 2001 and 2000, total notes receivable from common stock sales were $920,000 and $902,000, respectively. Interest on all loans secured by the Company's common stock is payable quarterly upon receipt of the Company's dividend payment. At each dividend payment date, 50% of excess quarterly stock dividends, after applying the dividend payment to interest due, is required to reduce the principal balance outstanding on the loans. The interest rate on these loans adjusts annually and is set at the discretion of the board of directors. There were no loans made in

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2001, 2000, and 1999 in connection with the exercise of stock options under the 1995 Stock Plan. The following table presents information about fixed stock options outstanding at December 31, 2001:


                                      Stock Options Outstanding                           Options Exercisable
                     ------------------------------------------------------------  -----------------------------------

                                               Weighted-
                                                Average
                                               Remaining           Weighted-                           Weighted-
         Exercise          Number          Contractual Life         average            Number           Average
          Prices         Outstanding            (mos.)          exercise price($)   Exercisable    exercise price($)
       ------------- -------------------- -------------------- ------------------  --------------- ------------------
          $ 2.70             64,334              4.29               $ 3.82               5,498             $ 3.77
            4.00              1,500              2.16                 4.00                  --                 --
            4.18            657,500              9.24                 4.18             657,500               4.18
            4.44             39,500              5.70                 4.44              39,500               4.44
            4.56              1,667              0.72                 4.56                  --                 --
            5.08             22,500              9.31                 5.08                  --                 --
            5.75              5,500              0.15                 5.75               3,665               5.75
            7.20              4,500              3.73                 7.20                  --                 --
            7.60             55,000              9.96                 7.60              55,000               7.60
            7.68            782,500              3.56                 7.68                  --                 --
                     --------------------                                          ---------------
                          1,634,501              6.20                 5.99             761,163               4.45
                     ====================                                          ===============

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

      The Company elected to continue to apply APB 25 in accounting for its Stock Option Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. If the Company determined its compensation cost based on the fair value, at the grant date of the stock options exercisable under SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have decreased to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                                                   For the year ended December 31,
                                                                            ----------------------------------------------
                                                                               2001             2000              1999
                                                                            -----------      -----------       -----------
Net earnings (loss) before extraordinary item and cumulative effect
  of change in accounting principle as reported ......................      $    34,801      $   (54,233)      $    22,317
                                                                            ===========      ===========       ===========
Pro forma net earnings (loss) ........................................      $    34,493      $   (54,306)      $    22,308
                                                                            ===========      ===========       ===========

Net earnings (loss) per share before extraordinary item and cumulative effect of change in accounting principle as reported:
   Basic .............................................................      $      1.41      $     (2.70)      $      0.83
                                                                            ===========      ===========       ===========
   Diluted ...........................................................      $      1.25      $     (2.70)      $      0.76
                                                                            ===========      ===========       ===========
Pro forma net earnings (loss) per share before extraordinary item and cumulative effect of change in accounting principle:

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Basic .............................................................      $      1.40      $     (2.70)      $      0.83
                                                                            ===========      ===========       ===========
   Diluted ...........................................................      $      1.23      $     (2.70)      $      0.76
                                                                            ===========      ===========       ===========

Net earnings (loss) per share as reported:
   Basic .............................................................      $      1.34      $     (2.70)      $      0.83
                                                                            ===========      ===========       ===========
   Diluted ...........................................................      $      1.19      $     (2.70)      $      0.76
                                                                            ===========      ===========       ===========
Pro forma net earnings (loss)
   Basic .............................................................      $      1.33      $     (2.70)      $      0.83
                                                                            ===========      ===========       ===========
   Diluted ...........................................................      $      1.18      $     (2.70)      $      0.76
                                                                            ===========      ===========       ===========

      The derived fair value of the options granted during 2001, 2000 and 1999 was approximately $1.18, $0.75, and $1.35, respectively. The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                            For the year ended December 31,
                                                                     -------------------------------------------
                                                                         2001           2000           1999
                                                                     ------------   -------------  -------------
Risk-Free Interest Rate.............................................       2.22%           4.80%          4.98%
Expected Lives (in years)...........................................        3-10             1-3            3-5
Expected Volatility.................................................      52.87%          62.64%         60.17%
Expected Dividend Yield.............................................      10.00%          11.20%          9.50%

Note R--Stockholders' Equity

      During 2000, the Company's board of directors authorized the Company to repurchase up to $3.0 million of the Company's common stock, $0.01 par value, in open market purchases from time to time at the discretion of the Company's management; the timing and extent of the repurchases depend on market conditions. For the year ended December 31, 2001 and 2000, the Company repurchased none and 991,000 shares of its common stock for $2.3 million. The acquired shares were canceled. In October 1998, the board of directors authorized the Company to repurchase up to $5.0 million of the Company's common stock in the open market. In 1999, the board of directors approved additional common stock repurchases up to an additional $5.0 million, or a total of $10.0 million. During 1999, the Company repurchased 2.0 million shares of common stock for $9.9 million.

      During 1999, certain stockholders of the Company exchanged 1,359,507 shares of their common stock for 11% senior subordinated debentures due February 15, 2004. The debentures were unsecured obligations of the Company subordinated and subject in right of payment to all existing and future senior indebtedness of the Company and effectively subordinated to all indebtedness of the Company's subsidiaries. The debentures bore interest at 11% per annum from their date of issuance, payable quarterly, commencing May 15, 1999, until the debentures were paid in full on June 20, 2001.

      On December 22, 1998, the Company completed the sale of 1,200,000 shares of Series B 10.5% Cumulative Convertible Preferred Stock (Series B Preferred Stock) at $25.00 per share. The Series B Preferred Stock was convertible into shares of the Company's common stock at a conversion price of $4.95 per share. Accordingly, each share of Series B Preferred Stock was convertible into
5.050505 shares of the Company's common stock. The terms of the acquisition provided for a downward adjustment of the conversion price if, among other things, certain earnings levels were not attained by the Company through June 30, 1999. In February 2000, the Series B Preferred Stock was exchanged for Series C 10.5% Cumulative Convertible Preferred Stock (Series C Preferred Stock) and the conversion rate was adjusted to $4.72 per share convertible into 5.29661 shares of common stock or an aggregate of 6,355,932 shares of common stock. Dividends on the preferred stock accumulate from the date of issuance and were paid quarterly, in cash or the Company's common stock, starting April 27, 1999. The dividend rate per share was the greater of $0.65625 or the quarterly cash dividend declared on the number of shares of common stock into which a share of preferred stock is convertible. In August 2001, the Series C Preferred Stock was converted into 6,355,932 shares of

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock. The Company is authorized to issue shares of preferred stock designated in one or more classes or series. The preferred stock may be issued from time to time with such designations, rights and preferences as shall be determined by the board of directors. The preferred stock has a preference on dividend payments, takes priority over dividend distributions to the common stockholders.

      On October 7, 1998, the Company's board of directors adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each outstanding share of common stock. The dividend distribution was made on October 19, 1998 payable to stockholders of record on that date. The rights are attached to the Company's common stock. The rights will be exercisable and trade separately only in the event that a person or group acquires or announces the intent to acquire 10 percent or more of the Company's common stock (unless the offer to acquire the shares is approved by a majority of the board of directors who are not affiliates of the acquirer). Each right will entitle stockholders to buy one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $30.00. If the Company is acquired in a merger or other transaction after a person has acquired 10 percent or more of Company outstanding common stock, each right will entitle the stockholder to purchase, at the right's then-current exercise price, a number of the acquiring Company's common shares having a market value of twice such price. In addition, if a person or group acquires 10 percent or more of the Company's common stock, each right will entitle the stockholder, other than the acquiring person, to purchase, at the right's then-current exercise price, a number of shares of the Company's common stock having a market value of twice such price. Following the acquisition by a person of 10 percent or more of the Company's common stock and before an acquisition of 50 percent or more of the common stock, the board of directors may exchange the rights, other than the rights owned by such person, at an exchange ratio of one share of common stock per right. Before a person or group acquires beneficial ownership of 10 percent or more of the Company's common stock, the rights are redeemable for $0.0001 per right at the option of the board of directors. The rights will expire on October 19, 2008. The rights distribution is not taxable to stockholders. The rights are intended to enable all the Company stockholders to realize the long-term value of their investment in the Company.

Note S--Reconciliation of Earnings (Loss) Per Share

      The following table presents the computation of basic and diluted net earnings (loss) per share, as if all stock options and cumulative convertible preferred stock (Preferred Stock) was outstanding for the periods shown (in thousands, except per share data):

                                                                                   For the year ended December 31,
                                                                         --------------------------------------------------
                                                                             2001               2000               1999
                                                                         ------------       ------------       ------------
Numerator for basic earnings per share:
Earnings (loss) before extraordinary item and cumulative effect of
  change in accounting principle ..................................      $     34,801       $    (54,233)      $     22,317
   Extraordinary item .............................................            (1,006)                --                 --
   Cumulative effect of change in accounting principle ............              (617)                --                 --
                                                                         ------------       ------------       ------------
Earnings (loss) after extraordinary item and cumulative effect
  change in accounting principle ..................................            33,178            (54,233)            22,317
   Less: Cash dividends on cumulative convertible preferred stock .            (1,575)            (3,150)            (3,290)
                                                                         ------------       ------------       ------------
Net earnings (loss) available to common stockholders ..............      $     31,603       $    (57,383)      $     19,027
                                                                         ============       ============       ============

Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding
  during the period ...............................................            23,510             21,270             22,824
                                                                         ============       ============       ============
Denominator for diluted earnings per share:
Diluted weighted average number of common shares
  outstanding during the period ...................................            27,730             21,270             22,824
   Impact of assumed conversion of Preferred Stock ................                --                 --              6,356
   Net effect of dilutive stock options ...........................               222                 --                 16
                                                                         ------------       ------------       ------------

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted weighted average common shares ............................            27,952             21,270             29,196
                                                                         ============       ============       ============

Net earnings (loss) per share before extraordinary item and
  cumulative effect of change in accounting principle:
   Basic ..........................................................      $       1.41       $      (2.70)      $       0.83
                                                                         ============       ============       ============
   Diluted ........................................................      $       1.25       $      (2.70)      $       0.76
                                                                         ============       ============       ============
Net earnings (loss) per share:
   Basic ..........................................................      $       1.34       $      (2.70)      $       0.83
                                                                         ============       ============       ============
   Diluted ........................................................      $       1.19       $      (2.70)      $       0.76
                                                                         ============       ============       ============

      The antidilutive effects of stock options outstanding as of December 31, 2001, 2000 and 1999 was 348,475, 669,391, and none, respectively. The antidilutive effects of outstanding Preferred Stock as of December 31, 2001, 2000 and 1999 was none, 6,355,932, and none, respectively. Terms of the Preferred Stock acquisition provided for a downward adjustment of the conversion price if, among other things, certain earnings levels were not attained by the Company through June 30, 1999. The change in the Preferred Stock conversion price during 2000 from $4.95 to $4.72 per share resulted in 6,355,932 in common stock equivalent shares outstanding at December 31, 2000.

Note T--Subsequent Events

      On February 13, 2002, the Company completed the issuance of 7,300,000 shares of common stock and received net proceeds of $56.6 million from the sale. On March 8, 2002, the Company completed the issuance of an additional 102,000 shares of common stock and received net proceeds of $791,000 from the sale.

Note U--Quarterly Financial Data (unaudited)

      Selected quarterly financial data for 2001 follows (in thousands, except per share data):

                                                                                For the Three Months Ended,
                                                                 ------------------------------------------------------
                                                                  December 31,   September 30,   June 30,   March 31,
                                                                 -------------- --------------- ---------- ------------
Net interest income............................................. $     13,772    $     11,387   $  10,551  $    8,893
Provision for loan losses.......................................        6,255           2,615       3,905       4,038
Non-interest income.............................................        6,104           4,361       4,789       2,125
Non-interest expense............................................       (1,341)          4,842       2,652       5,838
Net earnings....................................................       14,962           8,291       8,783       1,142
Net earnings per share - diluted (1)............................         0.48            0.31        0.33        0.04
Dividends declared per share....................................         0.44            0.25         --          --

      Selected quarterly financial data for 2000 follows (in thousands, except per share data):

                                                                              For the Three Months Ended,
                                                                 ------------------------------------------------------
                                                                  December 31,    September 30,  June 30,   March 31,
                                                                 -------------- --------------- ---------  ------------
Net interest income............................................. $      5,853    $       5,377  $   5,338  $    6,415
Provision for loan losses.......................................        1,104            1,248      3,304      13,183
Non-interest income (loss)......................................        1,314              886     (1,048)      1,361
Non-interest expense............................................        2,387            1,716     31,301      25,486
Net earnings (loss).............................................        3,676            3,299    (30,315)    (30,893)
Net earnings (loss) per share - diluted (1).....................         0.14             0.12      (1.45)      (1.48)
Dividends declared per share....................................          --              0.12       0.12        0.12

---------------

(1) Diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note V--Impac Funding Corporation

      The following condensed financial information summarizes the financial condition and results of operations of Impac Funding Corporation:

                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                         At December 31,
                                                                    -------------------------
                                                                       2001            2000
                                                                    ---------       ---------
                                         ASSETS
Cash and cash equivalents ....................................      $  28,612       $   8,281
Securities available-for-sale ................................          3,394             266
Mortgage loans held-for-sale .................................        174,172         275,570
Mortgage servicing rights ....................................          8,468          10,938
Premises and equipment, net ..................................          5,333           5,037
Accrued interest receivable ..................................            130           1,040
Other assets .................................................         19,693          16,031
                                                                    ---------       ---------
                                                                    $ 239,802       $ 317,163
                                                                    =========       =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings from IWLG .........................................      $ 174,136       $ 266,994
Due to affiliates ............................................         14,500          14,500
Deferred revenue .............................................          4,479           5,026
Accrued interest expense .....................................            453           2,176
Other liabilities ............................................         26,914          12,546
                                                                    ---------       ---------
     Total liabilities .......................................        220,482         301,242
                                                                    ---------       ---------

Shareholders' equity:
   Preferred stock ...........................................         18,053          18,053
   Common stock ..............................................            182             182
   Retained earnings (accumulated deficit) ...................          8,722          (2,300)
   Cumulative dividends declared .............................         (8,984)             --
   Accumulated other comprehensive income (loss) .............          1,347             (14)
                                                                    ---------       ---------
     Total shareholders' equity ..............................         19,320          15,921
                                                                    ---------       ---------
         Total liabilities and shareholders' equity ..........      $ 239,802       $ 317,163
                                                                    =========       =========

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Condensed Consolidated Statements of Operations
                                 (in thousands)

                                                               For the year ended December 31,
                                                            ------------------------------------
                                                              2001         2000           1999
                                                            --------     --------       --------
Net interest income:
   Total interest income .............................      $ 24,175     $ 28,649       $ 21,225
   Total interest expense ............................        20,865       30,056         20,953
                                                            --------     --------       --------
     Net interest income (expense) ...................         3,310       (1,407)           272
                                                            --------     --------       --------

Non-interest income:
   Gain on sale of loans .............................        46,949       19,727         27,098
   Loan servicing income .............................         2,140        6,286          5,221
   Other income ......................................         5,005        1,105            979
                                                            --------     --------       --------
     Total non-interest income .......................        54,094       27,118         33,298
                                                            --------     --------       --------

Non-interest expense:
   General and administrative and other expense ......        29,257       19,634         14,965
   Amortization of mortgage servicing rights .........         4,519        5,179          5,331
   Write-down of securities available-for-sale .......            --        1,537          4,252
   Impairment of mortgage servicing rights ...........           825           --          1,078
   Provision for repurchases .........................         3,498          371            385
                                                            --------     --------       --------
     Total non-interest expense ......................        38,099       26,721         26,011
                                                            --------     --------       --------

Earnings (loss) before income taxes ..................        19,305       (1,010)         7,559
   Income taxes ......................................         8,300          770          3,227
                                                            --------     --------       --------
Earnings (loss) before cumulative effect of change
  in accounting principle ............................        11,005       (1,780)         4,332
   Cumulative effect of change in accounting principle            17           --             --
                                                            --------     --------       --------
Net earnings (loss) ..................................      $ 11,022     $ (1,780)      $  4,332
                                                            ========     ========       ========

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Impac Funding Corporation:

      We have audited the accompanying consolidated balance sheets of Impac Funding Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive earnings (loss), changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Funding Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

                                                           KPMG LLP

Orange County, California
January 28, 2002

                   IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          (dollar amounts in thousands)

                                                                                              At December 31,
                                                                                         --------------------------
                                                                                             2001            2000
                                                                                          ---------       ---------
                                        ASSETS
Cash and cash equivalents ..........................................................      $  28,612       $   8,281
Securities available-for-sale ......................................................          3,394             266
Mortgage loans held-for-sale .......................................................        174,172         275,570
Mortgage servicing rights ..........................................................          8,468          10,938
Premises and equipment, net ........................................................          5,333           5,037
Accrued interest receivable ........................................................            130           1,040
Other assets .......................................................................         19,693          16,031
                                                                                          ---------       ---------
        Total assets ...............................................................      $ 239,802       $ 317,163
                                                                                          =========       =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings from IWLG ...............................................................      $ 174,136       $ 266,994
Due to affiliates ..................................................................         14,500          14,500
Deferred revenue ...................................................................          4,479           5,026
Accrued interest expense ...........................................................            453           2,176
Other liabilities ..................................................................         26,914          12,546
                                                                                          ---------       ---------
        Total liabilities ..........................................................        220,482         301,242
                                                                                          ---------       ---------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value; 10,000 shares authorized; 10,000 shares issued and
     outstanding at December 31, 2001 and 2000 .....................................         18,053          18,053
   Common stock, no par value; 10,000 shares authorized; 10,000 shares issued and
     outstanding at December 31, 2001 and 2000 .....................................            182             182
   Retained earnings (accumulated deficit) .........................................          8,722          (2,300)
   Cumulative dividends declared ...................................................         (8,984)             --
   Accumulated other comprehensive income (loss) ...................................          1,347             (14)
                                                                                          ---------       ---------
     Total shareholders' equity ....................................................         19,320          15,921
                                                                                          ---------       ---------
        Total liabilities and shareholders' equity .................................      $ 239,802       $ 317,163
                                                                                          =========       =========

          See accompanying notes to consolidated financial statements.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE EARNINGS (LOSS)

                                 (in thousands)

                                                                           For the year ended December 31,
                                                                         -----------------------------------
                                                                           2001          2000          1999
                                                                         -------      --------       -------
INTEREST INCOME:
   Mortgage loans held-for-sale ...................................      $23,044      $ 28,009       $20,352
   Other interest income ..........................................        1,131           640           873
                                                                         -------      --------       -------
     Total interest income ........................................       24,175        28,649        21,225

INTEREST EXPENSE:
   Borrowings from IWLG ...........................................       18,362        28,063        18,366
   Other affiliated borrowings ....................................        2,010         1,604         1,673
   Other non-affiliated borrowings ................................          493           389           914
                                                                         -------      --------       -------
     Total interest expense .......................................       20,865        30,056        20,953
                                                                         -------      --------       -------

     Net interest income (expense) ................................        3,310        (1,407)          272

NON-INTEREST INCOME:
   Gain on sale of loans ..........................................       46,949        19,727        27,098
   Loan servicing income ..........................................        2,140         6,286         5,221
   Gain on sale of investment securities ..........................        3,710            51            --
   Other income ...................................................        1,295         1,054           979
                                                                         -------      --------       -------
     Total non-interest income ....................................       54,094        27,118        33,298

NON-INTEREST EXPENSE:
   Personnel expense ..............................................       16,559         9,766         7,299
   Amortization of mortgage servicing rights ......................        4,519         5,179         5,331
   General and administrative and other expense ...................        3,757         3,636         2,492
   Provision for repurchases ......................................        3,498           371           385
   Equipment expense ..............................................        2,583         1,414         1,218
   Professional services ..........................................        2,286         2,535         2,524
   Occupancy expense ..............................................        1,983         1,626         1,095
   Data processing expense ........................................        1,743           657           337
   Impairment of mortgage servicing rights ........................          825            --         1,078
   Mark-to-market gain - SFAS 133 .................................          346            --            --
   Write-down of investment securities available-for-sale .........           --         1,537         4,252
                                                                         -------      --------       -------
     Total non-interest expense ...................................       38,099        26,721        26,011
                                                                         -------      --------       -------

Earnings (loss) before income taxes and cumulative effect of change
  in accounting principle .........................................       19,305        (1,010)        7,559
   Income taxes ...................................................        8,300           770         3,227
                                                                         -------      --------       -------
Earnings (loss) before cumulative effect of change in accounting
  principle .......................................................       11,005        (1,780)        4,332
   Cumulative effect of change in accounting principle ............           17            --            --
                                                                         -------      --------       -------
Net earnings (loss) ...............................................       11,022        (1,780)        4,332

Other comprehensive earnings:
   Unrealized gains on securities:
     Unrealized holding gains (losses) arising during period ......        1,361           (15)          329
     Less: Reclassification of gains included in income ...........           --           168            24
                                                                         -------      --------       -------
        Net unrealized gains arising during period ................        1,361           153           353
                                                                         -------      --------       -------
     Comprehensive earnings (loss) ................................      $12,383      $ (1,627)      $ 4,685
                                                                         =======      ========       =======

          See accompanying notes to consolidated financial statements.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                          (dollar amounts in thousands)

                                                                               Retained                 Accumulated
                                 Number of               Number of             Earnings    Cumulative       Other         Total
                                 Preferred   Preferred    Common     Common  (Accumulated   Dividends   Comprehensive  Shareholders'
                                  Shares       Stock      Shares      Stock     Deficit)     Declared     Gain(Loss)       Equity
                                 ---------   ---------   ---------  --------  -----------  ----------   -------------  -------------
Balance, December 31, 1998 .....   10,000    $ 18,053      10,000   $    182    $ (4,852)    $     --     $   (520)      $ 12,863
Net earnings, 1999 .............       --          --          --         --       4,332           --           --          4,332
Other comprehensive income .....       --          --          --         --          --           --          353            353
                                                         --------   --------    --------     --------     --------       --------
Balance, December 31, 1999 .....   10,000      18,053      10,000        182        (520)          --         (167)        17,548

Net loss, 2000 .................       --          --          --         --      (1,780)          --           --         (1,780)
Other comprehensive income .....       --          --          --         --          --           --          153            153
                                 --------    --------    --------   --------    --------     --------     --------       --------
Balance, December 31, 2000 .....   10,000      18,053      10,000        182      (2,300)          --          (14)        15,921

Net earnings, 2001 .............       --          --          --         --      11,022           --           --         11,022
Securities valuation allowance .       --          --          --         --          --           --        1,452          1,452
Other comprehensive income .....       --          --          --         --          --           --          (91)           (91)
Dividends declared .............       --          --          --         --          --       (8,984)          --         (8,984)
                                 --------    --------    --------   --------    --------     --------     --------       --------
Balance, December 31, 2001 .....   10,000    $ 18,053      10,000   $    182    $  8,722     $ (8,984)    $  1,347       $ 19,320
                                 ========    ========    ========   ========    ========     ========     ========       ========

          See accompanying notes to consolidated financial statements.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                              For the year ended December 31,
                                                                         -------------------------------------------
                                                                             2001            2000            1999
                                                                         -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) ..............................................    $    11,022     $    (1,780)    $     4,332
   Adjustments to reconcile net earnings to net cash provided by
   (used in) operating activities:
     Provision for repurchases ......................................          3,498             371             385
     Gain on sale of loans ..........................................         46,949          19,727          27,098
     Depreciation and amortization ..................................          7,011           6,280           6,453
     Amortization of deferred revenue ...............................         (1,914)         (2,313)        (12,751)
     Impairment of mortgage servicing rights ........................            825              --           1,078
     Net change in accrued interest receivable ......................            910            (992)          1,848
     Net change in other assets and liabilities .....................          3,355           6,058          (6,826)
     Net change in deferred taxes ...................................          5,547            (150)            568
     Net change in deferred revenue .................................          1,367            (296)          9,781
     Purchase of securities held-for-trading ........................             --              --           5,300
     Write-down of investment securities available-for-sale .........             --           1,537           4,252
     Purchase of mortgage loans held-for-sale .......................     (3,203,559)     (2,112,724)     (1,671,777)
     Sale of and principal reductions on mortgage loans held-for-sale      3,256,542       1,884,847       1,827,638
     Net change in accrued interest expense .........................         (1,723)          1,333             843
                                                                         -----------     -----------     -----------
        Net cash provided by (used in) operating activities .........        129,830        (198,102)        198,222
                                                                         -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to mortgage servicing rights ...........................         (2,874)           (496)         (7,968)
   Issuance of note from Impac Mortgage Holdings, Inc. ..............             --              --          14,500
   Purchase of securities available-for-sale ........................        (10,250)             --          (5,413)
   Gain on sale of investment securities ............................         (3,710)            (51)             --
   Sale of securities available-for-sale ............................         11,965              --           5,413
   Purchase of premises and equipment ...............................         (2,788)         (2,563)         (2,719)
                                                                         -----------     -----------     -----------
        Net cash provided by (used in) investing activities .........         (7,657)         (3,110)          3,813
                                                                         -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in borrowings from Impac Warehouse Lending Group ......        (92,858)        200,869        (126,775)
   Dividends paid ...................................................         (8,984)             --              --
   Net change in other borrowings ...................................             --            (181)        (66,877)
                                                                         -----------     -----------     -----------
        Net cash provided by (used in) financing activities .........       (101,842)        200,688        (193,652)
                                                                         -----------     -----------     -----------

Net change in cash and cash equivalents .............................         20,331            (524)          8,383
Cash and cash equivalents at beginning of year ......................          8,281           8,805             422
                                                                         -----------     -----------     -----------
Cash and cash equivalents at end of year ............................    $    28,612     $     8,281     $     8,805
                                                                         ===========     ===========     ===========

SUPPLEMENTARY INFORMATION:
   Interest paid ....................................................    $    22,588     $    28,723     $    20,109
   Taxes paid .......................................................          7,010              24             385
   Conversion of IMH preferred stock to common stock ................         10,250              --              --

          See accompanying notes to consolidated financial statements.

                    IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Summary of Business and Significant Accounting Policies

1. Business and Financial Statement Presentation

      IFC is a mortgage loan conduit organization, which purchases primarily non-conforming Alt-A mortgage loans from a network of correspondent sellers and mortgage brokers and originates loans with retail customers. IFC subsequently securitizes or sells non-conforming Alt-A mortgage loans to permanent investors or IMH. On March 31, 1997, ownership of all of the common stock of IFC was transferred from Imperial Credit Industries, Inc. (ICII) to Joseph R. Tomkinson, Chief Executive Officer of IMH and IFC, William S. Ashmore, President of IMH and IFC, and Richard J. Johnson, Chief Financial Officer of IMH and IFC, who are entitled to 1% of the earnings or losses of IFC.

      The consolidated financial statements include the operations of IFC and its wholly-owned subsidiaries, Impac Secured Asset Corporation and Novelle Financial Services, collectively, IFC, and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the mortgage banking industry.

      All significant intercompany balances and transactions with IFC's consolidated subsidiaries have been eliminated in consolidation. Interest income on affiliated short-term advances, due from affiliates, has been earned at the rate of 8.0% per annum. Interest expense on affiliated short-term borrowings, due to affiliates, has been incurred at the rate of 8.0% per annum. Costs and expenses of IFC have been charged to Impac Commercial Holdings, Inc. (ICH) in proportion to services provided per the submanagement agreement between FIC Management Inc. (FIC), IMH and IFC, not to exceed an annual fee of $250,000. The submanagement agreement between FIC, IMH and IFC expired December 31, 1999. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current presentation.

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

      A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than a beneficial interest in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. To determine the value of the securities, IFC estimates future rates of

                    IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prepayments, prepayment penalties to be received, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

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

      IFC receives periodic servicing fees for the servicing and collection of the mortgage loans as master servicer of the securitized loans. IFC is also entitled to the cash flows from the residual that represent collections on the mortgage loans in excess of the amounts required to pay the certificate principal and interest, the servicing fees and certain other fees such as trustee and custodial fees. At the end of each collection period, cash collected from the mortgage loans are allocated to the base servicing and other fees for the period, then to the certificate holders for interest at the pass-through rate on the certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the over-collateralization account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related over-collateralization account, the excess is released to IFC. If the over-collateralization account balance is not at the required credit enhancement level, the excess cash collected is retained in the over-collateralization account until the specified level is achieved. The cash and collateral in the over-collateralization account is restricted from use by IFC. Pursuant to certain

                    IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

servicing agreements, cash held in the over-collateralization accounts may be used to make accelerated principal paydowns on the certificates to create additional excess collateral in the over-collateralization account.

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

6. Premises and Equipment

      Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically, three to seven years.

7. Mortgage Servicing Rights

      IFC allocates a portion of the cost of acquiring a mortgage loan to the mortgage loan servicing rights based on its fair value relative to the components of the loan. To determine the fair value of the servicing rights created, IFC uses a valuation model that calculates the present value of future net servicing revenues to determine the fair value of the servicing rights. In using this valuation method, IFC incorporates assumptions that it believes market participants would use in estimating future net servicing, an inflation rate, ancillary income per loan, a prepayment rate, a default rate and a discount rate commensurate with the risk involved. MSRs are amortized in proportion to, and over the period of expected net servicing income. The mortgage servicing rights are considered impaired when the fair value using a discounted cash flow analysis is less than the carrying value. In that event, an impairment loss is recognized in the respective period. IFC uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent sale. As of December 31, 2001, IFC used estimates for loan prepayment rates ranging from 20% to 129%.

      As of December 31, 2001 and 2000, IFC is the master servicer for $3.1 billion and $2.6 billion of loans collateralizing REMIC securities and $2.1 billion and $1.3 billion of mortgage loans collateralizing CMOs, respectively. IFC recognizes gain or loss on the sale of servicing rights when the sales contract has been executed and ownership is determined to have passed to the purchasing party. Gains and losses are computed by deducting the basis in the servicing rights and any other costs associated with the sale from the purchase price.

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

9. Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, collectively, SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or

                    IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.

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

     Balance Sheet Adjustments:
     Other assets ............................................. $   260
     Other liabilities ........................................   1,191
     Other comprehensive earnings .............................   (914)
     Statement of Operations Adjustment:
     Net earnings .............................................    (17)

     On August 10, 2001, the Derivatives Implementation Group (DIG) of the FASB published DIG G20, which further interpreted SFAS 133. On October 1, 2001, IFC adopted the provisions of DIG G20 and net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20.

      IFC hedges interest rate risk and price volatility on its mortgage loan portfolio during the time it commits to acquire or originate mortgage loans at a pre-determined rate and the time it sells or securitizes mortgage loans. To mitigate interest rate and price volatility risks, IFC enters into forward commitments and futures transactions. The nature and quantity of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan acquisitions and originations.

      IFC enters into forward commitments and futures transactions to mitigate changes in the value of its "locked pipeline." The locked pipeline are mortgage loans that have not yet been acquired, however, IFC has committed to acquire the mortgage loans in the future at pre-determined rates through rate-lock commitments. IFC records the value of its locked pipeline as it qualifies as a derivative instrument under the provisions of SFAS 133, however, it does not qualify for hedging treatment. Therefore, the locked pipeline and the related value of forward and future contracts is marked to market each reporting period along with a corresponding entry to non-interest income or expense.

      IFC also enters into forward commitments and futures transactions to lock in the forecasted sale profitability of fixed rate loans being held-for-sale. IFC generally sells call or buys put options on U.S. Treasury bonds and mortgage-backed securities to hedge against adverse movements of interest rates affecting the value of its mortgage loans held-for-sale. The risk in writing a call option is that IFC gives up the opportunity for profit if the market price of the mortgage loans increases and the option is exercised. IFC also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium paid for the put option. These hedges are treated as cash flow hedges under the provisions of SFAS 133 to hedge forecasted transactions with the entire change in market value of the hedges recorded through other comprehensive income.

10. Servicing Income

      Servicing income is reported as earned, principally on a cash basis when the majority of the service process is completed.

11. Recent Accounting Pronouncements

      In September 2000, FASB issued SFAS No. 140 (SFAS 140) to replace SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 provides the

                   IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. Statement No. 140 will be the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions, (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. The accounting provisions are effective for fiscal years beginning after March 31, 2001. The reclassification and disclosure provisions are effective for fiscal years beginning after December 31, 2000. IFC adopted the disclosure required by SFAS 140 and has included all appropriate and necessary disclosures required by SFAS 140 in its financial statements and footnotes. The adoption of the accounting provision did not have a material impact on IFC's consolidated balance sheet or results of operations.

      In November 2000, the FASB issued Emerging Issues Task Force No. 99-20 (EITF 99-20) "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20 sets forth the rules for (1) recognizing interest income, including amortization of premium or discount, on (a) all credit sensitive mortgage assets and asset-backed securities and (b) certain prepayment-sensitive securities and (2) determining whether these securities must be written down to fair value because of impairment. EITF 99-20 was effective for IFC after March 31, 2001. The adoption of EITF 99-20 did not have a material impact on IFC's consolidated balance sheet or results of operation.

Note B--Securities Available-for-Sale

     On February 20, 2001, IFC purchased $5.0 million of the IMH's Preferred Stock from LBP, Inc. (LBPI) at cost plus accumulated dividends. On March 27, 2001, IFC purchased an additional $5.0 million of the IMH's Preferred Stock from LBPI for $5.25 million plus accumulated dividends. The Preferred Stock was converted into 2,118,644 shares of IMH common stock in August 2001. Subsequently, IFC sold 1.7 million shares of IMH common stock for a gain of $3.5 million. As of December 31, 2001, IFC owned 377,028 shares of IMH common stock with a carrying value of $3.2 million.

      During 2000, IFC wrote-off substantially all of its investment securities available-for-sale, which were secured by franchise loan receivables. As of December 31, 2001, the carrying value of franchise loan receivables was $189,000.

Note C--Mortgage Loans Held-for-Sale

      Mortgage loans acquired and originated by IFC are fixed rate and adjustable rate non-conforming Alt-A mortgage loans secured by first and second liens on single-family residential properties. During the years ended December 31, 2001 and 2000, IFC acquired $3.2 billion and $2.1 billion, respectively, of mortgage loans and sold $3.3 billion and $1.9 billion, respectively, of mortgage loans. Of the mortgage loans sold by IFC during 2001 and 2000, $1.5 billion and $454.0 million, respectively, were sold to IMH including premiums of $24.4 million and $3.3 million, respectively. At December 31, 2001 and 2000, approximately 50% and 51%, respectively, of mortgage loans held-for-sale were collateralized by properties located in California. Mortgage loans held-for-sale consisted of the following:

                                                                    At December 31,
                                                                -----------------------
                                                                   2001          2000
                                                                ---------     ---------
                                                                     (in thousands)
Mortgage loans held-for-sale ...............................    $ 172,204     $ 270,356
Premiums on mortgage loans held-for-sale ...................        2,126         5,221
Mark-to-market loss - SFAS 133 .............................         (158)           --
                                                                ---------     ---------
                                                                $ 174,172     $ 275,570
                                                                =========     =========

                   IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Mark-to-market loss - SFAS 133 reflects the fair value of $36.0 million in notional balance of derivative instruments hedging mortgage loans held-for-sale. A $91,000 offset to mark-to-market loss -SFAS 133 is reflected in other comprehensive income (loss), after applying a 42% tax rate, and $67,000 reflected in deferred taxes.

     Included in other liabilities at December 31, 2001 and 2000 is an allowance for repurchases of $2.3 million and $300,000, respectively.

Note D--Premises and Equipment

      Premises and equipment consisted of the following:

                                                                    At December 31,
                                                                -----------------------
                                                                   2001          2000
                                                                ---------     ---------
                                                                     (in thousands)
Premises and equipment .....................................    $  11,733     $   8,774
Less: Accumulated depreciation .............................       (6,400)       (3,737)
                                                                ---------     ---------
                                                                $   5,333     $   5,037
                                                                =========     =========

Note E--Mortgage Servicing Rights

      Activity for mortgage servicing rights was as follows:

                                                      For the year ended December 31,
                                                     ---------------------------------
                                                          2001             2000
                                                     --------------  -----------------
                                                              (in thousands)
Beginning Balance ..............................        $ 10,938         $ 15,621
Net additions ..................................           2,874              496
Impairment of mortgage servicing rights ........            (825)              --
Amortization ...................................          (4,519)          (5,179)
                                                        --------         --------
                                                        $  8,468         $ 10,938
                                                        ========         ========

Note F--Income Taxes

      IFC's income taxes are as follows:

                                              For the year ended December 31,
                                             --------------------------------
                                               2001        2000        1999
                                             --------    --------    --------
                                                      (in thousands)
Current income taxes:
   Federal ...............................   $  7,260    $     42    $    248
   State .................................      2,167       1,832           2
                                             --------    --------    --------
     Total current income taxes ..........      9,427       1,874         250
                                             --------    --------    --------
Deferred income taxes:
   Federal ...............................       (924)       (960)      2,115
   State .................................       (203)       (144)        862
                                             --------    --------    --------
     Total deferred income taxes .........     (1,127)     (1,104)      2,977
                                             --------    --------    --------
        Total income taxes ...............   $  8,300    $    770    $  3,227
                                             ========    ========    ========

      IFC's effective income taxes differ from the amount determined by applying the statutory Federal rate of 35%, 34%, and 34% for the years ended December 31, 2001, 2000, and 1999, respectively, as follows:

                                                                    2001       2000        1999
                                                                  --------   --------    --------
                                                                          (in thousands)
Income taxes (benefit) at Federal tax rate ....................   $  6,763   $   (343)   $  2,570
State tax, net of Federal income tax (benefit) ................      1,277        (89)        570
California franchise tax accrual, net of Federal income tax ...         --      1,203          --
Other .........................................................        260         (1)         87
                                                                  --------   --------    --------
   Total income taxes .........................................   $  8,300   $    770    $  3,227
                                                                  ========   ========    ========

                   IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:


                                                             2001        2000
                                                           --------    --------
                                                              (in thousands)
Deferred tax assets:
Deferred revenue .......................................   $  1,867    $  2,041
Forward commitments ....................................         --           8
Depreciation and amortization ..........................        505         105
Salary accruals ........................................      1,086         328
Other accruals .........................................      1,035         831
Loan mark-to-market ....................................        252          94
Non-accrual loans ......................................         55         100
Accrued interest .......................................        281         273
REMIC interest .........................................         --         118
State franchise tax ....................................        759         620
Provision for repurchases ..............................        972         121
Contribution carryover .................................         --           5
Minimum tax credit .....................................         --         233
Net operating loss .....................................         --       1,458
                                                           --------    --------
     Total gross deferred tax assets ...................      6,812       6,335
                                                           --------    --------

Deferred tax liabilities:
Mortgage servicing rights ..............................      3,530       4,269
Deferred gain ..........................................        223         174
REMIC interest .........................................         40          --
                                                           --------    --------
     Total gross deferred tax liabilities ..............      3,793       4,443
                                                           --------    --------
     Net deferred tax (asset) liability ................   $ (3,019)   $ (1,892)
                                                           ========    ========

      As of December 31, 2001, IFC has no net operating loss carry-forwards for federal and state income tax purposes, and no minimum tax carry-forward for federal purposes.

      IFC believes that the deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and expected future taxable income. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account:
(a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

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

                   IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              December 31, 2001          December 31, 2000
                                                           ----------------------      -----------------------
                                                           Carrying     Estimated      Carrying      Estimated
                                                            Amount     Fair Value       Amount      Fair Value
                                                           --------    ----------      --------     ----------
                                                                            (in thousands)
                       Assets
                       ------
Cash and cash equivalents ............................     $ 28,612    $ 28,612        $  8,281     $  8,281
Securities available-for-sale ........................        3,394       3,394             266          266
Mortgage loans held-for-sale, including derivative
  assets..............................................      174,172     174,187         275,570      281,126

                     Liabilities
                     -----------
Borrowings from IWLG .................................      174,136     174,136         266,994      266,994
Due to affiliates ....................................       14,500      14,500          14,500       14,500
Loan commitments .....................................          --         --              --             20


      The fair value estimates as of December 31, 2001 and 2000 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.

      The following describes the methods and assumptions used by IFC in estimating fair values:

      Cash and Cash Equivalents

      Fair value approximates carrying amounts as these instruments are demand deposits and do not present unanticipated interest rate or credit concerns.

      Securities Available-for-Sale

                   IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      To determine the value of the securities, IFC estimates future rates of prepayments, prepayment penalties to be received, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

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

      Loan Commitments

      Fair value of loan commitments is determined in the aggregate based on current investor yield requirements.

Note H--Employee Benefit Plans

      Profit Sharing and 401(k) Plan

      After meeting certain employment requirements, employees of IFC can participate in the 401(k) plan. Under IFC's 401(k) plan, employees may contribute up to 15% of their salaries. IFC will match 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of IFC. IFC recorded approximately $604,000, $384,000 and $135,000 for matching and discretionary contributions during 2001, 2000 and 1999, respectively.

Note I--Related Party Transactions

      Related Party Cost Allocations

      IFC charges IMH and IWLG for management and operating services based upon usage which management believes is reasonable. Total cost allocations charged by IFC to IMH and IWLG for the years ended December 31, 2001, and 2000 were $1.7 million, and $1.5 million, respectively.

      During 1999, IMH and IWLG were allocated data processing, executive and operations management, and accounting services that IFC incurred during the normal course of business per IFC's submanagement agreement with RAI Advisors Inc. (RAI). IFC, through RAI, charged Impac Commercial Holdings, Inc. (ICH) for management and operating services based upon usage which management believes was reasonable. In May 1999, the submanagement agreement with RAI was terminated and IFC entered into a new submanagement agreement with FIC Management, Inc., pursuant to which IFC continue to provide services to ICH. This agreement expired in December 1999. IMH and IWLG were allocated data processing, executive and operations management, and accounting services that IFC incurred during the normal course of business under the submanagement agreement

                   IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with RAI. IFC charged IMH and IWLG for these services based upon usage, which management believes was reasonable. Total cost allocations charged to IMH and IWLG by IFC for the year ended December 31, 1999 were $1.2 million.

      In December 1997, IFC entered into a services agreement with Imperial Credit Advisors, Inc. (ICAI), a subsidiary of ICII, under which ICAI provided various services to IFC, including data processing, human resource administration, general ledger accounts, check processing, remittance processing and payment of accounts payable. ICAI charged fees for each of the services based upon usage. The charge to IFC for coverage was based upon a pro rata portion of costs ICAI incurred for its various services. Total allocation of expense for the years ended December 31, 2000, and 1999 was $215,000 and $180,000, respectively. IFC began providing its own services in January 2001.

      On December 10, 2001, IFC provided William B. Ashmore, President and Chief Operating Officer of IFC, with a $600,000 adjustable rate mortgage loan to provide financing with an initial rate of 4.13%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

     On November 15, 2001, IFC provided Richard J. Johnson, Executive Vice President and Chief Financial Officer of IFC, with a $140,000 fixed rate loan to provide mortgage financing with an interest rate of 6.50%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

      Lease Agreement: IMH and IFC entered into a premises operating sublease agreement to rent approximately 74,000 square feet of office space in Newport Beach, California, for a ten-year term, which expires in May 2008. IMH and IFC pay monthly rental expenses and allocate the cost to subsidiaries and affiliated companies on the basis of square footage occupied. The majority of occupancy charges incurred were paid by IFC as most of the Company's employees are employed by the mortgage operations. Total rental expense for the years ended December 31, 2001, 2000, and 1999 were $2.0 million, $1.6 million, and $1.1 million, respectively, of which $1.9 million, $1.5 million and $1.0 million, respectively, was paid by IFC.

      Credit Arrangements - Current

      IFC maintains a warehouse financing facility with IWLG. Advances under the warehouse facility bears interest at Bank of America's prime rate minus 0.50%. As of December 31, 2001 and 2000, amounts outstanding on IFC's warehouse line with IWLG were $174.1 million and $267.0 million, respectively. Interest expense recorded by IFC related to warehouse line with IWLG for the years ended December 31, 2001, 2000, and 1999, was $18.4 million, $28.1 million, and $18.4 million, respectively.

      During the normal course of business, IFC may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due from affiliates," while borrowings are reflected as "Due to affiliates" on IFC's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. Interest income recorded by IFC related to short-term advances with affiliates for the years ended December 31, 2001, 2000, and 1999 was $758,000, $161,000 and $463,000, respectively. Interest expense recorded by IFC related to short-term advances with affiliates for the years ended December 31, 2001, 2000 and 1999 was $632,000, $226,000 and $977,000,
respectively.

      During 1999, IFC was advanced $14.5 million in cash from IMH at an interest rate of 9.50% per annum in exchange for an interest only note due June 30, 2004, in anticipation of the initial capitalization of a California Thrift and Loan and to fund the operations of IFC and other strategic opportunities deemed appropriate by IFC. Interest expense recorded by IFC for the years ended December 31, 2001, 2000, and 1999 related to this note was $1.4 million $1.4 million, and $696,000, respectively.

      Credit Arrangements - Expired

                   IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In January 1999, ILG obtained a warehouse financing facility with IWLG. Advances under the warehouse facility bore interest at prime. As of December 31, 1999, amounts outstanding on ILG's warehouse line with IWLG were $1.2 million. Interest expense recorded by ILG related to its warehouse line provided by IWLG for the year ended December 31, 1999 was $293,000. At January 1, 2000, ILG became a division of IFC and borrowings from IWLG were consolidated with IFC's borrowings.

      Transactions with IMH and IWLG

      Sale of Mortgage Loans: During the years ended December 31, 2001 and 2000, IFC sold to IMH mortgage loans having a principal balance of $1.5 billion and $450.7 million, respectively, at premiums of $22.4 million and $3.3 million, respectively. Servicing rights on all mortgages purchased by IMH were retained by IFC.

Note J--Derivative Instruments and Hedging Activities

     As part of IFC's secondary marketing activities, IFC utilizes options and futures contracts to hedge the value of loans originated for sale against adverse changes in interest rates. These cash flow derivative instruments hedge the variability of forecasted cash flows attributable to interest rate risk. Cash flow hedges are accounted for by recording the value of the derivative instrument on the balance sheet as either an asset or liability with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period the hedged cash flow occurs. Derivative gains and losses not considered effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement.

     IFC hedges interest rate risk and price volatility on its mortgage loan portfolio during the time it commits to acquire or originate mortgage loans at a pre-determined rate and the time it sells or securitizes mortgage loans. To mitigate interest rate and price volatility risks, IFC enters into forward commitments and futures transactions. The nature and quantity of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan acquisitions and originations.

     IFC enters into forward commitments and futures transactions to mitigate changes in the value of its "locked pipeline." The locked pipeline are mortgage loans that have not yet been acquired, however, IFC has committed to acquire the mortgage loans in the future at pre-determined rates through rate-lock commitments. IFC records the value of its locked pipeline as it qualifies as a derivative instrument under the provisions of SFAS 133, however, it does not qualify for hedging treatment. Therefore, the locked pipeline and the related value of forward and future contracts is marked to market each reporting period along with a corresponding entry to non-interest income or expense.

     IFC also enters into forward commitments and futures transactions to lock in the forecasted sale profitability of fixed rate loans being held-for-sale. IFC generally sells call or buys put options on U.S. Treasury bonds and mortgage-backed securities to hedge against adverse movements of interest rates affecting the value of its mortgage loans held-for-sale. The risk in writing a call option is that IFC gives up the opportunity for profit if the market price of the mortgage loans increases and the option is exercised. IFC also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium paid for the put option. These hedges are treated as cash flow hedges under the provisions of SFAS 133 to hedge forecasted transactions with the entire change in market value of the hedges recorded through other comprehensive income.

     As of December 31, 2001 and 2000, IFC had $48.0 million and $29.0 million, respectively, in outstanding commitments to sell mortgage loans through mortgage-backed securities. These commitments allow IFC to enter into mandatory commitments when IFC notifies the investor of its intent to exercise a portion of the forward delivery contracts. IFC was not obligated under mandatory commitments to deliver loans to such investors at December 31, 2001 and 2000. The credit risk of forward contracts relates to the counterparties' ability to perform under the contract. IFC evaluates counterparties based on their ability to perform prior to entering into any agreements.

     As of December 31, 2001 and 2002, IFC had written option contracts with an outstanding principal balance of $5.0 million and $10.0 million, respectively. IFC may sell call or buy put options on U.S. Treasury bonds and mortgage-backed securities. The risk in writing a call option is that IFC gives up the opportunity for profit if the market price of the mortgage loans increases and the option is exercised. IFC also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium IFC paid for the put option.

     The following table presents certain information related to derivative instruments and hedging activities as of December 31, 2001 (dollars in thousands):

                                                                                                 Related        Related
                           Original        Fair                                                   Amount         Amount
                           Notional        Value       Related         Amount        Amount      in Loans       in Other
                             Face           of          Amount           In       in Deferred      Held-         Assets/
                            Amount      Derivatives     in OCI        Earnings       Taxes       for-Sale      Liabilities
                         -----------    -----------    ---------    -----------  ------------- -------------   -----------
FNMA forward
  commitments
  hedging loans held-
  for-sale............    $   36,000    $     (158)    $    (91)    $       --   $       (67)  $        (158)  $     --
FNMA forward
  commitments
  hedging pipeline....        12,000            --           --            (72)           --              --         72
Value of locked
  pipeline............       140,379            --           --            401            --              --       (401)
Option on FNMA
  forward.............         5,000             2           --             (2)           --              --          2
                          ----------    -----------    ---------    -----------  ------------  --------------  ----------
   Totals.............    $  193,379    $     (156)    $    (91)    $      327   $       (67)  $        (158)  $   (327)
                          ==========    ===========    =========    ===========  ============  ==============  ==========

Note K--Commitments and Contingencies

      Master Servicing

      Properties securing mortgage loans in IFC's master servicing portfolio are primarily located in California. As of December 31, 2001 and 2000, approximately 46% and 39%, respectively, of mortgage loans in IFC's master servicing portfolio were located in California. As of December 31, 2001 and 2000, IFC was master servicing loans totaling approximately $5.6 billion and $4.0 billion, respectively, of which $3.8 billion and $3.9 billion, respectively, were serviced for others. As of December 31, 2001 and 2000, IFC is the master servicer for $3.1 billion and $2.6 billion, respectively, of loans collateralizing fixed rate REMIC securities and $2.1 billion and $1.3 billion, respectively, of loans collateralizing CMOs. Related fiduciary funds are held in trust for investors in non-interest bearing accounts. These funds are segregated in special bank accounts.

      Master Commitments

      IFC establishes mortgage loan purchase commitments (Master Commitments) with sellers that, subject to certain conditions, entitle the seller to sell and obligate IFC to purchase a specified dollar amount of non-conforming mortgage loans over a period generally ranging from six months to one year. The terms of each Master Commitment specify whether a seller may sell loans to IFC on a mandatory, best efforts or optional basis. Master commitments generally do not obligate IFC to purchase loans at a specific price, but rather provide the seller with a future outlet for the sale of its originated loans based on IFC's quoted prices at the time of purchase. As of December 31, 2001 and 2000, IFC had outstanding short term Master Commitments with 156 and 135 sellers, respectively, to purchase mortgage loans in the aggregate principal amount of $2.5 billion and $2.1 billion, respectively, over periods ranging from six months to one year, of which $1.3 billion and $1.2 billion, respectively, had been purchased or committed to be purchased pursuant to rate locks. These rate-locks were made pursuant to Master Commitments, bulk rate-locks and other negotiated rate-locks. There is no exposure to credit loss in this type of commitment until the loans are funded, and interest rate risk associated with the short-term commitments is mitigated by the use of forward contracts to sell loans to investors.

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

      Sales of Loans and Servicing Rights

      In the ordinary course of business, IFC is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, IFC is required to repurchase mortgage loans if there has been a breach of representations or warranties. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect on IFC's financial condition and results of operations. At December 31, 2001 and 2000, included in other liabilities are $2.3 million and $300,000, respectively, in allowances for repurchases related to possible off-balance sheet recourse and repurchase agreement provisions.

      Lease Committments

      IFC has entered in premise operating leases with minimum rental commitments under non-cancelable leases of $1.1 million through 2004.

      Legal Proceedings

      On September 1, 2000, a complaint captioned Michael P. and Shellie Gilmor
v. Preferred Credit Corporation and Impac Funding Corporation, et. al. was filed in the United States District Court for the Western District of Missouri, Case No. 4-00-00795-SOW, as a purported class action lawsuit alleging that the defendants violated Missouri's Second Loans Act and Merchandising Practices Act. In July 2001, the Missouri complaint was amended to include IMH and other IMH-related entities. The plaintiffs in the Gilmor lawsuit are also alleging a defendant class action. On July 26, 2001, a complaint captioned James and Jill Baker, et al. v. Century Financial Group, Inc., et al., was filed in the Circuit Court of Clay County, Missouri, Case No. CV100-4294CC as a purported class action. This lawsuit alleges violations of Missouri's Second Loans Act and Merchandising Practices Act. The plaintiffs in the Baker action also allege a defendant class action. The Company has filed a Motion to Dismiss this action and the Plaintiffs have agreed not to oppose the motion and to allow the matter to be dismissed without prejudice. On August 2, 2001, a complaint captioned Frazier, et al. v. Preferred Credit, et al., was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis, Case No. CT004762-01.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Additionally, on November 26, 2001, a complaint captioned Sumner N. Doxie
v. Impac Funding Corp. was filed in the Circuit Court of Cook County, Illinois as Case No. 01L015153, which was subsequently removed to the United States District Court for the Northern District of Illinois, Eastern Division, as Case No. 01C9835. This is stated as a purported class action alleging consumer fraud in connection with the defendant's practice of charging appraisal review fees on its mortgage loans, and alleging violations of the Illinois Consumer Fraud Act for the unauthorized practice of law by performing document preparation services for a fee in connection with its mortgage loans. The plaintiffs in the lawsuit are seeking damages that include punitive damages, compensatory damages, attorney's fees, and litigation costs.

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

Note L--Retained Interests in Securitizations

      During 2001, IFC sold $1.7 billion of mortgage loans through the issuance of REMIC securitizations. IFC sold to third party investors all mortgage-backed securities and MSRs created from REMICs at the time of securitization. However, IFC retained master servicing fees on all securitizations by virtue of its responsibilities as master servicer. IFC generally earns 0.03% per annum on the declining principal balance of loans master serviced. The value of master servicing fees is subject to prepayment and interest rate risks on the transferred financial assets. The retained interest in master servicing fees is included in mortgage servicing rights on the balance sheet. During 2001, the fair value assigned to the retained interest in master servicing fees at the date of securitization was $2.9 million.

                   IMPAC FUNDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      IFC uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections for loan prepayment rates and discount rates commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income would be affected. At December 31, 2001 and 2000, the carrying amount and estimated fair value of MSRs was $8.5 million and $10.9 million, respectively. As of December 31, 2001, IFC had $174.2 million of mortgage loans held-for-sale that were available for securitization.

Note M--Quarterly Financial Data (unaudited)

      Selected quarterly financial data for 2001 follows (in thousands):

                                                                     For the Three Months Ended,
                                                   ----------------------------------------------------------------
                                                    December 31,    September 30,         June 30,        March 31,
                                                   -------------    -------------    -------------    -------------
Net interest income ...........................    $       1,597    $         940    $         479    $         294
Non-interest income ...........................           18,518           13,140           13,709            8,727
Non-interest expense, including income taxes ..           17,029           10,991           10,639            7,723
Net earnings ..................................            3,086            3,089            3,549            1,298

      Selected quarterly financial data for 2000 follows (in thousands):

                                                                    For the Three Months Ended,
                                                   ----------------------------------------------------------------
                                                    December 31,    September 30,         June 30,        March 31,
                                                   -------------    -------------    -------------    -------------
Net interest income (expense) .................    $        (460)   $        (325)   $          93    $        (715)
Non-interest income ...........................            8,502            6,291            5,545            6,780
Non-interest expense, including income taxes ..            8,872            5,822            7,144            5,653
Net earnings (loss) ...........................             (830)             144           (1,506)             412