Form 10-Q
period 2002-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2002-05-15
CIK 1000298

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002.

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
             Title of each class                      Which registered
     -------------------------------             -----------------------
      Common Stock $0.01 par value               American Stock Exchange
     Preferred Share Purchase Rights             American Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      On May 13, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $418.1 million, based on the closing sales price of the common stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of May 13, 2002 was 39,422,163.

       No documents are incorporated by reference to this Quarterly Report

                          IMPAC MORTGAGE HOLDINGS, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                          PART I. FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS - IMPAC MORTGAGE HOLDINGS, INC.
         AND SUBSIDIARIES

         Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001...............................      3

         Consolidated Statements of Operations and Comprehensive Earnings, For the Three Months Ended
         March 31, 2002 and 2001..............................................................................      4

         Consolidated Statements of Cash Flows, For the Three Months Ended March 31, 2002 and 2001............      6

         Notes to Consolidated Financial Statements...........................................................      7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................................................     16

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................     29

                                             PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS....................................................................................     30

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................     30

Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................     30

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................     30

Item 5.  OTHER INFORMATION....................................................................................     30

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................     30

         SIGNATURE............................................................................................     31

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                                      March 31,         December 31,
                                                                                                        2002                2001
                                                                                                    -----------         ------------
                                     ASSETS

Cash and cash equivalents ..................................................................        $    52,827         $    51,887
Investment securities available-for-sale ...................................................             28,640              32,989
Loan Receivables:
  CMO collateral ...........................................................................          2,563,621           2,229,168
  Finance receivables ......................................................................            639,489             466,649
  Mortgage loans held-for-investment .......................................................              8,882              20,078
  Allowance for loan losses ................................................................            (14,764)            (11,692)
                                                                                                    -----------         -----------
     Net loan receivables ..................................................................          3,197,228           2,704,203
Investment in Impac Funding Corporation ....................................................             20,377              19,126
Due from affiliates ........................................................................             14,500              14,500
Accrued interest receivable ................................................................             16,199              14,565
Derivative assets ..........................................................................              9,991               5,128
Other real estate owned ....................................................................              6,989               8,137
Other assets ...............................................................................              2,477               4,199
                                                                                                    -----------         -----------
     Total assets ..........................................................................        $ 3,349,228         $ 2,854,734
                                                                                                    ===========         ===========

                                   LIABILITIES

CMO borrowings .............................................................................        $ 2,470,726         $ 2,151,400
Reverse repurchase agreements ..............................................................            576,094             469,491
Borrowings secured by investment securities available-for-sale .............................             11,260              12,997
Accumulated dividends payable ..............................................................             15,766              14,081
Other liabilities ..........................................................................              5,242               3,400
                                                                                                    -----------         -----------
     Total liabilities .....................................................................          3,079,088           2,651,369
                                                                                                    -----------         -----------

                              STOCKHOLDERS' EQUITY

Preferred stock; $0.01 par value; 6,300,000 shares authorized; none issued or
  outstanding at March 31, 2002 and December 31, 2001, respectively ........................                 --                  --
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares
  authorized; none issued and outstanding at March 31, 2002 and December 31, 2001 ..........                 --                  --
Series C 10.5% cumulative convertible preferred stock, $0.01 par value; 1,200,000
  shares authorized; none outstanding at March 31, 2002 and December 31, 2001 ..............                 --                  --
Common stock; $0.01 par value; 50,000,000 shares authorized; 39,422,163 and
  32,001,997 shares issued and outstanding at March 31, 2002 and December 31,
  2001, respectively .......................................................................                394                 320
Additional paid-in capital .................................................................            416,224             359,279
Accumulated other comprehensive loss .......................................................            (10,904)            (19,857)
Notes receivable from common stock sales ...................................................                 --                (920)
Net accumulated deficit:
  Cumulative dividends declared ............................................................           (142,718)           (126,952)
  Retained earnings (accumulated deficit) ..................................................              7,144              (8,505)
                                                                                                    -----------         -----------
   Net accumulated deficit .................................................................           (135,574)           (135,457)
                                                                                                    -----------         -----------
     Total stockholders' equity ............................................................            270,140             203,365
                                                                                                    -----------         -----------
     Total liabilities and stockholders' equity ............................................        $ 3,349,228         $ 2,854,734
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

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           and COMPREHENSIVE EARNINGS
                      (in thousands, except per share data)

                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                          ----------------------------
                                                                                            2002                 2001
                                                                                          --------            --------
INTEREST INCOME:
   Mortgage Assets ............................................................           $ 42,426            $ 38,793
   Other interest income ......................................................                642                 606
                                                                                          --------            --------
     Total interest income ....................................................             43,068              39,399
                                                                                          --------            --------

INTEREST EXPENSE:
   CMO borrowings .............................................................             22,406              20,592
   Reverse repurchase agreements ..............................................              4,290               8,859
   Borrowings secured by investment securities available-for-sale .............                549                 678
   Senior subordinated debentures .............................................                 --                 311
   Other borrowings ...........................................................                176                  66
                                                                                          --------            --------
     Total interest expense ...................................................             27,421              30,506
                                                                                          --------            --------
   Net interest income ........................................................             15,647               8,893
     Provision for loan losses ................................................              3,707               4,038
                                                                                          --------            --------
        Net interest income after provision for loan losses ...................             11,940               4,855

NON-INTEREST INCOME:
   Equity in net earnings of Impac Funding Corporation ........................              4,609               1,290
   Loan servicing fees ........................................................                 66                 292
   Other income ...............................................................                977                 543
                                                                                          --------            --------
        Total non-interest income .............................................              5,652               2,125

NON-INTEREST EXPENSE:
   Write-down on investment securities available-for-sale .....................              1,039                  --
   Professional services ......................................................                860                 619
   Personnel expense ..........................................................                401                 305
   General, administrative and other expense ..................................                 79                 376
   Mark-to-market loss - SFAS 133 .............................................                 --                 864
   Gain on disposition of other real estate owned .............................               (436)               (639)
                                                                                          --------            --------
        Total non-interest expense ............................................              1,943               1,525
                                                                                          --------            --------
Earnings before cumulative effect of change in accounting principle ...........             15,649               5,455
   Cumulative effect of change in accounting principle ........................                 --              (4,313)
                                                                                          --------            --------
Net earnings ..................................................................             15,649               1,142
   Less: Cash dividends on 10.5% cumulative convertible preferred stock .......                 --                (788)
                                                                                          --------            --------
Net earnings available to common stockholders .................................             15,649                 354

Other comprehensive earnings:
   Unrealized holding gains (losses) on securities arising during period ......             (1,230)                401
   Unrealized holding gains on hedging instruments arising during period ......             10,407                  --
   Reclassification of losses included in earnings ............................               (224)                (72)
                                                                                          --------            --------
     Net unrealized gains arising during period ...............................              8,953                 329
                                                                                          --------            --------
   Comprehensive earnings .....................................................           $ 24,602            $  1,471
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

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           and COMPREHENSIVE EARNINGS
                      (in thousands, except per share data)

                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                            --------------------------
                                                                                               2002             2001
                                                                                            ---------        ---------
Earnings per share before cumulative effect of change in accounting principle:
   Basic ...........................................................................        $    0.44        $    0.23
                                                                                            =========        =========
   Diluted .........................................................................        $    0.43        $    0.20
                                                                                            =========        =========
Net earnings per share:
   Basic ...........................................................................        $    0.44        $    0.02
                                                                                            =========        =========
   Diluted .........................................................................        $    0.43        $    0.04
                                                                                            =========        =========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                           For the Three Months
                                                                                                              Ended March 31,
                                                                                                        ---------------------------
                                                                                                           2002              2001
                                                                                                        ---------         ---------
Cash flows from operating activities:
   Net earnings ................................................................................        $  15,649         $   5,455
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Cumulative effect of change in accounting principle .......................................               --            (4,313)
     Equity in net earnings of Impac Funding Corporation .......................................           (4,609)           (1,290)
     Provision for loan losses .................................................................            3,707             4,038
     Amortization of loan premiums and securitization costs ....................................            7,306             2,425
     Gain on disposition of other real estate owned ............................................              436               639
     Write-down of investment securities available-for-sale ....................................            1,039                --
     Net change in accrued interest receivable .................................................           (1,634)              627
     Net change in other assets and liabilities ................................................           (1,299)            1,040
                                                                                                        ---------         ---------
       Net cash provided by operating activities ...............................................           20,595             8,621
                                                                                                        ---------         ---------

Cash flows from investing activities:
   Net change in CMO collateral ................................................................         (330,518)          117,922
   Net change in finance receivables ...........................................................         (172,840)          (50,654)
   Net change in mortgage loans held-for-investment ............................................           10,126          (187,163)
   Proceeds from sale of other real estate owned, net ..........................................            2,200             1,104
   Dividend from Impac Funding Corporation .....................................................            1,980             1,945
   Net principal reductions on investment securities available-for-sale ........................            1,347               997
                                                                                                        ---------         ---------
       Net cash provided by operating activities ...............................................         (487,705)         (115,849)
                                                                                                        ---------         ---------

Cash flows from financing activities:
   Net change in reverse repurchase agreements and other borrowings ............................          104,866           214,634
   Proceeds from CMO borrowings ................................................................          495,000                --
   Repayments of CMO borrowings ................................................................         (175,674)         (114,061)
   Dividends paid ..............................................................................          (14,081)             (788)
   Proceeds from sale of common stock ..........................................................           56,968                --
   Proceeds from exercise of stock options .....................................................               51                --
   Advances and reductions on notes receivable-common stock ....................................              920               (18)
                                                                                                        ---------         ---------
       Net cash provided by financing activities ...............................................          468,050            99,767
                                                                                                        ---------         ---------

   Net change in cash and cash equivalents .....................................................              940            (7,461)
   Cash and cash equivalents at beginning of period ............................................           51,887            17,944
                                                                                                        ---------         ---------
   Cash and cash equivalents at end of period ..................................................        $  52,827         $  10,483
                                                                                                        =========         =========

Supplementary information:
   Interest paid ...............................................................................        $  27,534         $  29,420

Non-cash transactions:
   Dividends declared and unpaid ...............................................................        $  15,766         $     788
   Accumulated other comprehensive gain (loss) .................................................            8,953               329
   Loans transferred to other real estate owned ................................................            1,488             3,358

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1. Basis of Financial Statement Presentation

      The accompanying consolidated financial statements of Impac Mortgage Holdings, Inc. (IMH) and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      IMH's results of operations have been presented in the consolidated financial statements for the three-months ended March 31, 2002 and 2001 and include the financial results of IMH's equity interest in net earnings of Impac Funding Corporation (IFC). The results of operations of IFC, of which 100% of IFC's preferred stock and 99% of its economic interest is owned by IMH, are included in the results of operations as "Equity in net earnings of Impac Funding Corporation." Additionally, IMH's results of operations include the financial results of IMH Assets Corp. (IMH Assets) and Impac Warehouse Lending Group (IWLG) as stand-alone entities.

2. Organization

      IMH is a mortgage real estate investment trust (REIT). Together with its subsidiaries and affiliate, IFC, the Company is a nationwide acquirer and originator of non-conforming Alt-A mortgage loans (Alt-A). Alt-A mortgage loans consist primarily of mortgage loans that are first lien mortgage loans made to borrowers whose credit is generally within typical Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie
Mac) guidelines, but that have loan characteristics that make them non-conforming under those guidelines. For instance, the loans may have higher loan-to-value (LTV) ratios than allowable or may have excluded certain documentation or verifications. Therefore, in making credit decisions, the Company is more reliant upon the borrower's credit score and the adequacy of the underlying collateral. Management believes that Alt-A mortgage loans provide an attractive net earnings profile by producing higher yields without commensurately higher credit losses than other types of mortgage loans. Since 1999, the Company has acquired and originated primarily Alt-A mortgage loans. The Company also provides warehouse and repurchase financing to originators of mortgage loans. The Company's goal is to generate consistent and reliable income for distribution to its stockholders primarily from the earnings of its core businesses.

      The Company primarily operates three core businesses: the long-term investment operations, the mortgage operations, and the warehouse lending operations. IMH is organized as a REIT for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level, provided that it distributes 90% of its taxable income to common stockholders.

      The Company's long-term investment operations, conducted by IMH and IMH Assets, invest primarily in Alt-A mortgages loans. This business primarily generates net interest income on its mortgage loan and investment securities portfolios. The Company's investment in Alt-A mortgage loans is financed with collateralized mortgage obligations (CMO) financing, warehouse facilities and proceeds from the sale of capital stock. The mortgage operations acquire, originate, sell and securitize primarily Alt-A mortgage loans. The mortgage operations generate income by securitizing and selling loans to permanent investors, including the long-term investment operations. This business also earns revenues from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on loans held for sale. The mortgage operations primarily use warehouse lines of credit to finance the acquisition and origination of mortgage loans. The warehouse lending operations provide short-term financing to mortgage loan originators by funding mortgage loans from their closing date until they are sold to pre-approved investors, including the long-term investment operations. The warehouse lending operations earn fees, as well as a spread, from the difference between its cost of borrowings and the interest earned on advances. Generally, the Company seeks to acquire Alt-A mortgage loans funded with facilities provided by the warehouse lending operations, which provides synergies with the long-term investment operations and mortgage operations.

3. Summary of Significant Accounting Policies

Method of Accounting

      The consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. Significant estimates made by management include "Accounting for Derivative Instruments and Hedging Activities" and "Allowance for loan losses," which are presented in detail in footnotes 4 and 7, respectively.

Reclassifications

      Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

      The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes Accounting Principles Bulletin (APB) Opinion No. 17, "Intangible Assets," and carries forward provisions in APB Opinion No. 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. As of March 31, 2002, the Company's intangible assets and goodwill are not significant. It is anticipated that the financial impact of this statement will not have a material impact on the Company's financial condition and results of operations.

4. Accounting for Derivatives Instruments and Hedging Activities

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, collectively, (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.

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

      The Company follows a hedging program intended to limit its exposure to changes in interest rates primarily associated with its CMO borrowings. The Company's primary objective is to hedge its exposure to the variability in future cash flows attributable to the variability of one-month London Interbank Offered Rate (LIBOR), which is the underlying index of its CMO borrowings. The Company also monitors on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. The Company's hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates on CMO borrowings resulting from the following: interest rate adjustment limitations on mortgage loans due to periodic and lifetime interest rate cap features and mismatched interest rate adjustment periods of mortgage loans and CMO borrowings.

      The Company primarily acquires for long-term investment six-month LIBOR adjustable rate mortgages (ARMs) and hybrid ARMs. Six-month LIBOR ARMs are generally subject to periodic and lifetime interest rate caps. This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally six months, or over the life of the mortgage loan. Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1% per semiannual adjustment. Also, each ARM has a maximum lifetime interest rate cap. Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations. During a period of rapidly increasing or decreasing interest rates, financing costs would increase or decrease at a faster rate than the periodic interest rate adjustments on mortgage loans would allow, which could effect net interest income. In addition, if market rates were to exceed the maximum interest rates of our ARMs, borrowing costs would increase while interest rates on ARMs would remain constant.

      The Company's mortgage loan portfolio is also subject to risk from the mismatched nature of interest rate adjustment periods on mortgage loans and interest rates on the related borrowings. Six-month LIBOR mortgage loans can adjust upwards or downwards every six months, subject to periodic cap limitations, while adjustable rate CMO borrowings adjust every month. Additionally, the Company has hybrid ARMs which have an initial fixed interest rate period generally ranging from two to three years, and to a lesser extent five years, which subsequently convert to six-month LIBOR ARMs. Again, during a rapidly increasing or decreasing interest rate environment, financing costs would increase or decrease more rapidly than would interest rates on mortgage loans, which would remain fixed until their next interest rate adjustment date.

      To mitigate exposure from the effect of changing interest rates on CMO borrowings, the Company purchases and sells derivative instruments in the form of interest rate cap agreements, or caps, interest rate floor agreements, or floors, and interest rate swap agreements, or swaps. The Company also simultaneously purchases or sells caps and floors, which are referred to as collars. These derivative instruments are referred to collectively as derivatives. An interest rate cap or floor is a contractual agreement. If prevailing interest rates reach levels specified in the cap or floor agreement, the Company may either receive or pay cash. An interest rate swap is generally a contractual agreement that obligates one party to receive or make cash payments based on an adjustable rate index and the other party to receive or make cash payments based on a fixed rate. Swap agreements have the effect of fixing borrowing costs on a similar amount of swaps and, as a result, the Company can reduce the interest rate variability of borrowings. The Company's objective is to lock in a reliable stream of cash flows when interest rates fall below or rise above certain levels. For instance, when interest rates rise, borrowing costs increase at greater speeds than the underlying collateral supporting the borrowings. These derivative instruments hedge the variability of forecasted cash flows attributable to CMO borrowings and protect net interest income by providing cash flows at certain triggers during changing interest rate environments. In all hedging transactions, counterparties must have a AAA credit rating as determined by various credit rating agencies.

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

      Effectiveness of derivatives is measured by the fact that both the hedged item, CMO borrowings, and the hedging instrument is based on one-month LIBOR. As both instruments are tied to the same index, the hedge is expected to be highly effective both at inception and on an ongoing basis. The Company assesses the effectiveness and ineffectiveness of the hedging instruments at the inception of the hedge and at each reporting period. Based on the fact that, at inception, the critical terms of the hedges and forecasted CMO borrowings are the same, the Company has concluded that the changes in cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives, subject to subsequent assessments that the critical terms have not changed.

      At March 31, 2002, caps allocated to CMO borrowings had a remaining notional balance of $1.5 billion. Pursuant to the terms of the caps, the Company will receive cash payments if one-month LIBOR reaches certain strike prices, ranging from 1.76% to 10.25%, with a weighted average strike price of 4.49% over the life of the caps. At March 31, 2002, collars allocated to CMO borrowings had a remaining notional balance of $913.3 million. Pursuant to the terms of the collars, the Company will receive cash payments if one-month LIBOR reaches strike prices ranging from 2.07% to 6.53% with a weighted average strike price of 4.18% over the life of the collars. The Company will make cash payments if one-month LIBOR reaches strike prices ranging from 1.32% to 5.88% with a weighted average strike price of 3.50%. At March 31, 2002, swaps allocated to CMO borrowings had a remaining notional balance of $68.7 million. Pursuant to the terms of the swaps, the Company will receive cash payments based on one-month LIBOR and make cash payments at fixed rates ranging from 4.83% to 5.18%, with a weighted average fixed rate of 4.94% over the life of the swaps. The notional amounts of allocated caps, collars and swaps are amortized according to projected prepayment rates on CMO borrowings. However, regarding the floor component of the collar, the notional amount equals the actual principal balance of the CMO borrowings. As of March 31, 2002, the fair market value of the allocated caps, collars and swaps was $901,000. These derivatives are marked to market each reporting period with the entire change in market value being recognized in other comprehensive income on the balance sheet.

      During 2001, the Company purchased a collar at strike prices tied to the one-month LIBOR forward yield curve to protect cash flows on CMO borrowings, which are secured by hybrid ARMs with remaining fixed terms and that did not have derivative instruments allocated to the original CMO structures. As of March 31, 2002, the collar had a notional amount of $718.6 million with a one-month LIBOR cap strike price ranging from 4.29% to 5.42% and a weighted average strike price of 4.90% over the life of the cap. The collar has a one-month LIBOR floor strike price ranging from 4.21% to 4.98% and a weighted average strike price of 4.51% over the life of the floor. The collar matures on March 25, 2004. The notional amount of the collar is amortized according to projected prepayment rates reflected in CMO borrowings. As of March 31, 2002, the fair market value of the collar was $10.0 million. The collar is marked to market each reporting period with the entire change in market value being recognized in accumulated other comprehensive income on the balance sheet.

      The following table presents certain information related to derivative instruments and hedging activities as of March 31, 2002 (dollars in thousands):

                                                               Related
                           Original      Fair                 Amount in                      Related        Related
                           Notional     Value                    Other       Unamortized     Amount in       Amount
                             Face        of                  Comprehensive    Derivative     Derivative      in CMO
                            Amount    Derivatives    Index      Income       Instruments   Asset Account   Collateral
                         ----------   -----------   ------   -------------   -----------   -------------   ----------
Caps and collars not
  associated with                                    1 mo.
  CMOs .............     $1,063,516     $ (6,185)    LIBOR      $ (8,626)       $ 2,441       $ (6,185)       $ --
Cash in margin
  account ..........         16,176       16,176      N/A             --             --         16,176          --
Caps, collars and ..
  swaps associated                                   1 mo.
  with CMOs ........      2,933,832          901     LIBOR        (7,132)         8,033             --         901
                         ----------     --------                --------        -------       --------        ----
Totals .............     $4,013,524     $ 10,892                $(15,758)       $10,474       $  9,991        $901
                         ==========     ========                ========        =======       ========        ====

      The following table presents certain information related to derivative instruments and hedging activities as of December 31, 2001 (dollars in thousands):

                                                                       Related
                             Original         Fair                    Amount in                          Related         Related
                             Notional        Value                      Other         Unamortized       Amount in        Amount
                               Face            of                   Comprehensive      Derivative       Derivative       in CMO
                              Amount      Derivatives     Index         Income        Instruments     Asset Account     Collateral
                            -----------   -----------     -----     --------------    -----------     -------------     ----------
Caps and collars not
  associated with                                         1 mo.
  CMOs .............        $1,860,790      $(13,659)     LIBOR       $(15,240)          $1,581          $(13,659)        $    --
Cash in margin
  account ..........            18,787        18,787        N/A             --               --            18,787              --
Caps, collars and
  swaps associated                                        1 mo.
  with CMOs ........         1,070,500        (4,372)     LIBOR        (12,722)           8,350                --          (4,372)
99% of OCI activity
  at IFC ...........            36,000          (158)      FNMA            (90)              --                --              --
                            ----------      --------                  --------           ------          --------         -------
Totals .............        $2,986,077      $    598                  $(28,052)          $9,931          $  5,128         $(4,372)
                            ==========      ========                  ========           ======          ========         =======

5. Reconciliation of Net Earnings per Share

      The following table presents the computation of basic and diluted net earnings per share for the periods shown, as if all stock options and 10.5% cumulative convertible preferred stock (Preferred Stock), if dilutive, were outstanding for these periods (in thousands, except per share ):

                                                                                                    For the Three Months
                                                                                                       Ended March 31,
                                                                                                 -------------------------
                                                                                                   2002              2001
                                                                                                 -------          --------
Numerator for earnings per share:
  Earnings before cumulative effect of change in accounting principle .................          $15,649          $  5,455
   Cumulative effect of change in accounting principle ................................               --            (4,313)
                                                                                                 -------          --------
   Net earnings after cumulative effect of change in accounting principle .............           15,649             1,142
    Less: Dividends paid to preferred stockholders ....................................               --              (788)
                                                                                                 -------          --------
Net earnings available to common stockholders .........................................          $15,649          $    354
                                                                                                 =======          ========
Denominator for earnings per share:
Basic weighted average number of common shares outstanding during the period ..........           35,926            20,385

Impact of assumed conversion of Preferred Stock .......................................               --             6,356
Net effect of dilutive stock options ..................................................              473                10
                                                                                                 -------          --------
   Diluted weighted average common and common equivalent shares .......................           36,399            26,751
                                                                                                 =======          ========
Earnings per share before cumulative effect of change in accounting principle:
   Basic ..............................................................................          $  0.44          $   0.23
                                                                                                 =======          ========
   Diluted ............................................................................          $  0.43          $   0.20
                                                                                                 =======          ========
Net earnings per share:
   Basic ..............................................................................          $  0.44          $   0.02
                                                                                                 =======          ========
   Diluted ............................................................................          $  0.43          $   0.04
                                                                                                 =======          ========

      The Company had 1,500 and 187,036 stock options during the three months ended March 31, 2002 and March 31, 2001, respectively, that were not considered in the dilutive calculation of earnings per share as the exercise price was higher than the market price for the period. In August 2001, 1,200,000 shares of Preferred Stock were converted into 6,355,932 shares of common stock.

6. Mortgage Assets

      Mortgage Assets consist of investment securities available-for-sale, mortgage loans held-for-investment, CMO collateral and finance receivables. At March 31, 2002 and December 31, 2001, Mortgage Assets consisted of the following (in thousands):

                                                                                          March 31,            December 31,
                                                                                            2002                   2001
                                                                                        -----------            ------------
Investment securities available-for-sale:
   Subordinated securities collateralized by mortgages ......................           $    24,359            $    26,661
   Net unrealized gain (1) ..................................................                 4,281                  6,328
                                                                                        -----------            -----------
     Carrying value of investment securities available-for-sale .............                28,640                 32,989
                                                                                        -----------            -----------
Loan Receivables:
CMO collateral--
   CMO collateral, unpaid principal balance .................................             2,511,292              2,186,561
   Unamortized net premiums on loans ........................................                39,677                 35,397
   Securitization expenses ..................................................                11,751                 11,582
   Fair value of derivative instruments allocated to CMO collateral .........                   901                 (4,372)
                                                                                        -----------            -----------
     Carrying value of CMO collateral .......................................             2,563,621              2,229,168
Finance receivables (2)--
   Due from affiliates, net of pledge accounts ..............................               375,546                166,078
   Due from other mortgage banking companies ................................               263,943                300,571
                                                                                        -----------            -----------
     Carrying value of finance receivables ..................................               639,489                466,649
Mortgage loans held-for-investment--
   Mortgage loans held-for-investment, unpaid principal balance .............                 8,936                 20,086
   Unamortized net discounts on loans .......................................                   (54)                    (8)
                                                                                        -----------            -----------
     Carrying value of mortgage loans held-for-investment ...................                 8,882                 20,078

Carrying value of Gross Loan Receivables ....................................             3,211,992              2,715,895
   Allowance for loan losses ................................................               (14,764)               (11,692)
                                                                                        -----------            -----------
     Carrying value of Net Loan Receivables .................................             3,197,228              2,704,203
                                                                                        -----------            -----------
   Total carrying value of Mortgage Assets
     Carrying value of investment securities available-for-sale .............           $ 3,225,868            $ 2,737,192
                                                                                        ===========            ===========

(1) Unrealized gains on investment securities available-for-sale is a component of accumulated other comprehensive loss in stockholders equity.
(2) Outstanding advances on warehouse lines that the warehouse lending operations makes to affiliates and external customers.

7. Allowance for Loan Losses

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

      Activity for allowance for loan losses was as follows (in thousands):

                                                     For the Three Months Ended,
                                                     ---------------------------
                                                      March 31,       March 31,
                                                        2002            2001
                                                     ----------       ----------

Balance, beginning of period ................         $ 11,692        $ 5,090
Provision for loan losses ...................            3,707          4,038
Charge-offs, net of recoveries ..............             (635)        (2,833)
                                                      --------        -------
Balance, end of period ......................         $ 14,764        $ 6,295
                                                      ========        =======

8. Segment Reporting

      The Company internally reviews and analyzes its operating segments as follows:

      o the long-term investment operations, conducted by IMH and IMH Assets, invests primarily in non-conforming Alt-A residential mortgage loans and mortgage-backed securities secured by or representing interests in such loans and in second mortgage loans;

      o the warehouse lending operations, conducted by IWLG, provides warehouse and repurchase financing to affiliated companies and to approved mortgage banks, most of which are correspondents of IFC, to finance mortgage loans; and

      o     the mortgage operations, conducted by IFC, Impac Lending Group
            (ILG), a division of IFC, and Novelle Financial Services (NFS), a subsidiary of IFC, purchases and originates primarily non-conforming Alt-A mortgage loans and second mortgage loans from its network of third party correspondent sellers, mortgage brokers and retail customers.

      The following table shows the Company's reporting segments as of and for the three months ended March 31, 2002 (in thousands):

                                                    Long-Term      Warehouse
                                                    Investment      Lending          (a)
                                                    Operations     Operations    Eliminations    Consolidated
                                                    ----------     ----------    ------------    ------------
Balance Sheet Items
    CMO collateral                                  $2,563,621      $     --      $      --       $2,563,621
    Total assets                                     2,885,218       655,436       (191,426)       3,349,228
    Total stockholders' equity                         385,686        75,880       (191,426)         270,140

Income Statement Items
    Interest income                                 $   35,455      $  7,620      $      (7)      $   43,068
    Interest expense                                    22,981         4,447             (7)          27,421
    Equity interest in net earnings of IFC (b)              --            --          4,609            4,609
    Net earnings                                         7,923         3,117          4,609           15,649

      The following table shows the Company's reporting segments as of and for the three months ended March 31, 2001 (in thousands):

                                                    Long-Term        Warehouse
                                                    Investment        Lending         (a)
                                                    Operations       Operations   Eliminations     Consolidated
                                                    ----------       ----------   ------------     ------------
Balance Sheet Items
    CMO collateral                                  $ 1,250,728       $     --      $      --       $1,250,728
    Total assets                                      1,641,690        680,530       (322,562)       1,999,658
    Total stockholders' equity                          259,148         64,887       (144,982)         179,053

Income Statement Items
    Interest income                                 $    29,399       $ 11,781      $  (1,781)      $   39,399
    Interest expense                                     23,413          8,874         (1,781)          30,506
    Equity interest in net earnings of IFC (b)               --             --          1,290            1,290
    Net earnings (loss)                                  (2,739)         2,591          1,290            1,142

(a)   Elimination of inter-segment balance sheet and income statement items.
(b) The mortgage operations are accounted for using the equity method and is an unconsolidated qualified REIT subsidiary of the Company.

9. Investment in Impac Funding Corporation

      The Company is entitled to 99% of the earnings or losses of IFC through its ownership of 100% of the non-voting preferred stock of IFC. As such, the Company records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. The following is financial information for IFC for the periods presented (in thousands):

                                 BALANCE SHEETS

                                                                        March 31,       December 31,
                                                                          2002              2001
                                                                       ---------        ------------
                           ASSETS
Cash                                                                   $  31,149          $  28,612
Investment securities available-for-sale                                     173              3,394
Mortgage loans held-for-sale                                             386,373            174,172
Mortgage servicing rights                                                  7,814              8,468
Premises and equipment, net                                                5,002              5,333
Accrued interest receivable                                                  460                130
Other assets                                                              19,883             19,693
                                                                       ---------          ---------
     Total assets                                                      $ 450,854          $ 239,802
                                                                       =========          =========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings from IWLG                                                   $ 383,778          $ 174,136
Due to affiliates                                                         14,500             14,500
Deferred revenue                                                           3,858              4,479
Accrued interest expense                                                    (291)               453
Other liabilities                                                         28,427             26,914
                                                                       ---------          ---------
     Total liabilities                                                   430,272            220,482
                                                                       ---------          ---------
Shareholders' Equity:
Preferred stock                                                           18,053             18,053
Common stock                                                                 182                182
Retained earnings                                                         13,378              8,722
Cumulative dividends declared                                            (10,984)            (8,984)
Accumulated other comprehensive gain (loss)                                  (47)             1,347
                                                                       ---------          ---------
     Total shareholders' equity                                           20,582             19,320
                                                                       ---------          ---------
     Total liabilities and shareholders' equity                        $ 450,854          $ 239,802
                                                                       =========          =========

                            STATEMENTS OF OPERATIONS

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                        ---------------------------
                                                                          2002                2001
                                                                        --------          ---------
Interest income                                                         $  6,646          $   7,492
Interest expense                                                           4,975              7,198
                                                                        --------          ---------
  Net interest income                                                      1,671                294
                                                                        --------          ---------
Gain on sale of loans                                                     16,158              7,649
Loan servicing income (expense)                                             (357)             1,032
Other non-interest income                                                  1,735                 46
                                                                        --------          ---------
   Total non-interest income                                              17,536              8,727
                                                                        --------          ---------
Personnel expense                                                          5,573              3,185
General, administrative and other expense                                  4,090              2,479
Amortization of mortgage servicing rights                                  1,499              1,053
Provision for repurchases                                                    435                  6
Mark-to-market gain - SFAS 133                                              (448)               (17)
                                                                        --------          ---------
   Total non-interest expense                                             11,149              6,706
                                                                        --------          ---------

Earnings before income taxes and cumulative effect of change in
 change in accounting principle                                            8,058              2,315
  Income taxes                                                             3,403              1,000
                                                                        --------          ---------
Earnings before cumulative effect of change in accounting principle        4,655              1,315
  Cumulative effect of change in accounting principle                         --                 17
                                                                        --------          ---------
Net earnings                                                               4,655              1,298
  Less: Cash dividends on preferred stock                                 (1,980)            (1,964)
                                                                        --------          ---------
Net earnings (loss) available to common stockholders                    $  2,675          $    (666)
                                                                        ========          =========

10. Stockholders' Equity

      During the three months ended March 31, 2002, accumulated other comprehensive loss decreased by $9.0 million due to a $1.4 million decrease in unrealized gain on investment securities available-for-sale and a $10.4 million decrease in unrealized loss on derivative assets.

      On February 7, 2002, the Company issued 7.4 million shares of common stock at a price of $8.25 per share and received net proceeds of $57.0 million.

      On March 26, 2002, the Company declared a first quarter cash dividend of $0.40 per common share, or $15.8 million, which was paid on April 16, 2002 to common stockholders of record on April 3, 2002.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, adverse economic conditions, the ability to generate sufficient liquidity, including completing securitizations and earning interest on our mortgage loans, different interest rate fluctuations on our assets and liabilities, changes in the difference between short-term and long-term interest rates, increase in prepayment rates on our mortgage assets, changes in assumptions regarding estimated loan losses, the availability of financing and, if available, the terms of any financing. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in the Company's Annual Report on Form 10-K. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

      Unless the context otherwise requires, the terms "Company," "we," "us," and "our" refer to Impac Mortgage Holdings, Inc., a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp., or "IMH Assets," Impac Warehouse Lending Group, Inc., or "IWLG," and its affiliate, Impac Funding Corporation, or "IFC," together with its wholly-owned subsidiaries Impac Secured Assets Corp. and Novelle Financial Services, Inc. References to Impac Mortgage Holdings, Inc., or "IMH," are made to differentiate IMH, the publicly traded company, as a separate entity from IMH Assets, IWLG and IFC.

SIGNIFICANT TRANSACTIONS

      On February 7, 2002, the Company issued 7.4 million shares of common stock at a price of $8.25 per share and received net proceeds of $57.0 million.

      On March 26, 2002, the Company declared a first quarter cash dividend of $0.40 per common share, or $15.8 million, which was paid on April 16, 2002 to common stockholders of record on April 3, 2002.

CORE BUSINESS OPERATIONS

      Long-Term Investment Operations: During the first quarter of 2002, the long-term investment operations acquired $500.3 million of primarily non-conforming Alt-A adjustable-rate mortgages ("ARMs") secured by first liens on residential property from IFC as compared to $182.1 million of mortgages acquired during the same period of 2001. "Alt-A" credit quality loans generally have a credit score of 600 or better while "A" credit quality loans generally have a credit score of 640 or better. Alt-A mortgage loans primarily consist of mortgage loans that are first lien mortgage loans made to borrowers whose credit is generally within typical Federal National Mortgage Association ("Fannie Mae") or Federal Home Loan Mortgage Corporation ("Freddie Mac") guidelines. However, Alt-A mortgages have loan characteristics, such as lack of documentation or verifications, that make them ineligible under Fannie Mae or Freddie Mac guidelines. Of the mortgages acquired during the first quarter of 2002, 61% were acquired with prepayment penalty features with a weighted average coupon of 6.54% and a weighted average credit score of 684. During the first quarter of 2002, IMH Assets issued CMOs for $495.0 million that were secured by $500.0 million of primarily Alt-A mortgage loans. As of March 31, 2002, the long-term investment operations portfolio of mortgage loans consisted of $2.6 billion of mortgage loans held in trust as collateral for collateralized mortgage obligations ("CMOs") and $9.0 million of mortgage loans held-for-investment, of which approximately 11% were fixed-rate mortgages ("FRMs") and 89% were ARMs. The weighted average coupon of the mortgage loan investment portfolio was 7.57% at March 31, 2002 with a weighted average margin of 3.29%. As of March 31, 2002, 95% of CMO collateral were Alt-A mortgage loans acquired or originated by the mortgage operations, of which 57% had prepayment penalties and 60% were hybrid ARMs with a weighted average credit score of 672. The delinquency rate of mortgages in the mortgage loan investment portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 3.85% at March 31, 2002 as compared to 3.84% at December 31, 2001.

      Mortgage Operations: Loan production by the mortgage operations increased 98% to $1.2 billion during the first quarter of 2002 as compared to $607.2 million during the same period in 2001. During the first quarter of 2002, correspondent mortgage acquisitions, excluding premiums paid, were $877.7 million, or 74% of total production, wholesale loan originations were $235.4 million, or 20% of total production and Novelle Financial Services ("NFS") were $71.2 million, or 6% of total production. During the first quarter of 2001, correspondent mortgage acquisitions were $466.8 million, or 78% of total production, and wholesale loan originations were $130.3 million, or 22% of total production. Of mortgages acquired or originated during the first quarter of 2002, $817.3 billion, or 69% of total production, had prepayment penalty features as compared to $382.1 million, or 64% of total production, during the same period in 2001. ARM production was $808.1 million, or 68% of total production, during the first quarter of 2002 as compared to $376.3 million, or 32% of total production, during the same period in 2001. During the first quarter of 2002, the mortgage operations issued real estate mortgage investment conduits ("REMICs") totaling $444.7 million, sold $491.8 million of loans to IMH and $84.2 million of loans to first party investors, which contributed to gain on sale of loans of $16.2 million. During the first quarter of 2001, the mortgage operations issued REMICs totaling $450.1 million, sold $179.2 million of loans to IMH and $11.9 million of loans to first party investors, which contributed to gain on sale of loans of $7.6 million. The master servicing portfolio increased 11% to $6.2 billion at March 31, 2002 as compared to $5.6 billion at December 31, 2001. The loan delinquency rate of mortgages in the master servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 5.13% at March 31, 2002 as compared to 5.38% at December 31, 2001.

      Warehouse Lending Operations: As of March 31, 2002, the warehouse lending operations had $481.0 million of short-term warehouse lines of credit available to 59 non-affiliated customers, of which $263.9 million was outstanding, as compared to $447.0 million and 57, respectively, of which $300.6 million was outstanding as of December 31, 2001.

RESULTS OF OPERATIONS--IMPAC MORTGAGE HOLDINGS, INC.

For the Three Months Ended March 31, 2002 as compared to the Three Months Ended March 31, 2001

Results of Operations

      Net earnings for the first quarter of 2002 were $15.6 million, or $0.43 per diluted share, as compared to net earnings of $1.1 million, or $0.04 per diluted share, for the first quarter of 2001. Net earnings rose as net interest income increased by $6.8 million and equity in net earnings of IFC increased by $3.3 million. Additionally, net earnings during the first quarter of 2002 were unaffected by fair market adjustments on derivative instruments, in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as compared to mark-to-market losses of $5.2 million recorded during the first quarter of 2001.

      Net interest income increased to $15.6 million during the first quarter of 2002 as compared to $8.9 million during the first quarter of 2001 as average Mortgage Assets increased and net interest margins widened. Total average Mortgage Assets increased 58% to $3.0 billion during the first quarter of 2002 as compared to $1.9 billion during the first quarter of 2001 and net interest margins widened to 2.02% from 1.82%, respectively, as short-term interest rate reductions by the Federal Reserve Bank reduced CMO financing costs. Yields on CMO borrowings decreased to 3.96% during the first quarter of 2002 as compared to 6.60% during the first quarter of 2001 as one-month London Interbank Offered Rate ("LIBOR") decreased. Interest rates on CMO borrowings are determined by adding a contractual margin to the one-month LIBOR interest rate. Refer to "Net Interest Income" below for more information on average Mortgage Assets and the effect of interest rates on yields and net interest margins.

      Equity in net earnings of IFC increased to $4.6 million during the first quarter of 2002 as compared to $1.3 million during the first quarter of 2001 as gain on sale of loans at IFC increased to $16.2 million from $7.6 million, respectively. Gain on sale of loans increased as IFC sold a higher volume of loans at more favorable prices during the first quarter of 2002 as compared to the first quarter of 2001. During the first quarter of 2002, IFC also recorded a gain of $1.7 million on the sale of 377,028 shares of IMH common stock that it acquired during 2001. The sale of IMH common stock by IFC during the first quarter of 2002 represented the remaining shares held by IFC. Refer to "Results of Operations--Impac Funding Corporation" below for more information on the operating results of IFC.

      Total assets increased 14% to $3.3 billion as of March 31, 2002 as compared to $2.9 billion as of December 31, 2001 as the long-term investment operations acquired $491.8 million in unpaid principal balance of primarily Alt-A mortgage loans from the mortgage operations during the first quarter of 2002. The following table summarizes mortgage loan acquisitions for the periods indicated (in thousands):

                            LOAN ACQUISITION SUMMARY
                            (excludes premiums paid)

                                                  For the Three Months
                                                     Ended March 31,
                                           -----------------------------------
                                              2002               2001
                                           ---------------      --------------
                                            Balance      %      Balance     %
                                           --------     ---     -------    ---
Volume by Type:
  Adjustable rate                          $491,781     100    $179,168    100
  Fixed rate                                     --       0          --      0
                                           --------            --------
    Total Loan Acquisitions                $491,781            $179,168
                                           ========            ========
Volume by Product:
  Six month LIBOR indexed ARMs             $322,933      66    $  3,096      2
  Six month LIBOR indexed hybrids (1)       168,848      34     176,072     98
  Second trust deeds                             --       0          --      0
                                           --------            --------
    Total Loan Acquisitions                $491,781            $179,168
                                           ========            ========
Volume by Credit Quality:
  Alt-A loans                              $489,927     100    $176,767     99
  B/C loans                                   1,854       0       2,401      1
                                           --------            --------
    Total Loan Acquisitions                $491,781            $179,168
                                           ========            ========
Volume by Purpose:
  Purchase                                 $290,019      59    $127,123     71
  Refinance                                 201,762      41      52,045     29
                                           --------            --------
    Total Loan Acquisitions                $491,781            $179,168
                                           ========            ========
Volume by Prepayment Penalty:
  With prepayment penalty                  $301,525      61    $110,637     62
  Without prepayment penalty                190,256      39      68,531     38
                                           --------            --------
    Total Loan Acquisitions                $491,781            $179,168
                                           ========            ========

(1) Mortgage loans are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.

      To finance the acquisition of mortgage loans during the first quarter of 2002, we issued $495.0 million of CMOs, which included $470.0 million of AAA rated bonds and $25.0 million of BBB rated bonds that were priced on a weighted average basis of one-month LIBOR plus 42 basis points and were secured by $500.0 million of primarily Alt-A mortgage loans. The high credit quality and favorable credit loss history of our Alt-A mortgage loans allows us to borrow a higher percentage against mortgage loans securing CMOs. In addition, we raised $57.0 million upon the issuance of 7.4 million shares of common stock, which reduced our total leverage ratio to 12.40 to 1 as of March 31, 2002 as compared to 14.04 to 1 as of December 31, 2001. The issuance of additional shares of common stock was accretive to diluted book value per share as it increased to $6.85 per share as of March 31, 2002 as compared to $6.35 per share as of December 31, 2001.

      During the first quarter of 2002, 66% of mortgage loans acquired by the long-term investment operations from the mortgage operations were six-month LIBOR indexed ARMs as compared to 2% during the first quarter of 2001. The shift by borrowers from six-month LIBOR indexed hybrids, which have fixed interest rate periods from two to five years, to six-month LIBOR indexed ARMs, which are subject to interest rate adjustments every six months, reflects a widening gap between short- and long-term interest rates and adjustable- and fixed-rate mortgages. Over the last two calendar quarters, the long-term investment operations has acquired $1.1 billion of primarily Alt-A ARMs, which represented approximately 44% of our long-term mortgage loan portfolio as of March 31, 2002.

      The acquisition for long-term investment of a higher than expected volume of ARMs over the last two calendar quarters combined with an increase in projected acquisitions over the remainder of 2002 has shifted projected earnings from less reliance on gain on sale of loans as a source of revenue to net interest income generated from the balance sheet. We anticipate that the balance sheet will generate as much as, if not greater than, 80% of our total earnings during 2002 as compared to 67% of total earnings during 2001 as we have revised our 2002 projections of total assets to $4.2 billion from our original year-end projections of $3.7 billion.

      Higher outstanding advances on warehouse lines, or finance receivables, that the warehouse lending operations makes to our affiliates and external customers also contributed to the increase in total assets at quarter-end. The warehouse lending operations had outstanding finance receivables of $639.5 million as of March 31, 2002 as compared to $466.6 million outstanding as of December 31, 2001. The increase in finance receivables was primarily the result of a 23% increase in loan production by IFC, the Company's taxable REIT subsidiary. Loan production by IFC increased to $1.1 billion during the first quarter of 2002 as compared to $977.1 million during the fourth quarter of 2001. Additionally, the warehouse lending operations increased approved warehouse lines available to non-affiliated customers to $481.0 million as of March 31, 2002 as compared to $447.0 million as of December 31, 2001.

      Allowance for loan losses increased 27% to $14.8 million as of March 31, 2002 as compared to $11.7 million as of December 31, 2001. Allowance for loan losses expressed as a percentage of loans receivable, which includes CMO collateral, mortgage loans held-for-investment and finance receivables, was 0.46% at March 31, 2002 as compared to 0.43% at December 31, 2001. During the first quarter of 2002, provision for loan losses was $3.7 million while actual loan charge-offs, net of recoveries, were $635,000 as compared to $4.0 million and $2.8 million, respectively, for the first quarter of 2001. The Company makes a monthly provision for estimated loan losses on its long-term investment portfolio as an increase to allowance for loan losses. As of March 31, 2002, total non-performing assets were $80.4 million, or 2.40% of total assets, as compared to $69.3 million, or 2.43% of total assets, as of December 31, 2001. Mortgage loans that were 60 or more days delinquent, including foreclosures and delinquent bankruptcies, was 3.85% of the long-term mortgage investment portfolio as of March 31, 2002 as compared to 3.84% as of December 31, 2001.

      Core Operating Earnings. Core operating earnings for the first quarter of 2002 increased to $16.7 million, or $0.46 per diluted share, as compared to core operating earnings of $6.3 million, or $0.24 per diluted share, for the first quarter of 2001. Core operating earnings reflect recurring earnings from operations and exclude one-time, non-recurring income and expense items and the effect of fair market accounting for derivative instruments and hedging activities. Core operating earnings for the first quarter of 2002 were higher than net earnings as core operating earnings exclude $1.0 million in write-down of investment securities available-for-sale. Core operating earnings is a concept not recognized by generally accepted accounting principles ("GAAP") and may not be comparable to core operating earnings of other companies. The following table summarizes the calculation of core operating earnings and a reconciliation of core operating earnings to net earnings (in thousands, except per share amounts):

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                          --------------------
                                                                            2002        2001
                                                                          -------      ------
Net earnings ..................................................           $15,649      $1,142
Adjustments to net earnings:
   Mark-to-market loss - SFAS 133 .............................                --         864
   Write-down on investment securities available-for-sale .....             1,039          --
   Cumulative effect of change in accounting principle ........                --       4,313
                                                                          -------      ------
Core operating earnings .......................................           $16,688      $6,319
                                                                          =======      ======
Core operating earnings per share .............................           $  0.46      $ 0.24
                                                                          =======      ======

      Estimated Taxable Earnings. Estimated taxable earnings for the first quarter of 2002 were $17.0 million, or $0.47 per diluted share, as compared to $8.6 million, or $0.32 per diluted share, during the first quarter of 2001. Estimated taxable earnings during the first quarter were greater than net earnings as the provision for loan losses of $3.7 million was in excess of actual loan charge-offs, net of recoveries, of $635,000. Excess provision for loan losses of $3.1 million cannot be deducted from taxable earnings. In addition, estimated taxable earnings for the first quarter reflects a $2.0 million dividend from IFC on its after-tax net earnings of $4.7 million. The board of directors previously declared a cash dividend of $0.40 per share during the first quarter of 2002, which was paid on April 16, 2002 to stockholders of record on April 3, 2002. The first quarter of 2002 dividend is not deducted from estimated taxable earnings. The following table summarizes the calculation of estimated taxable earnings and a reconciliation of estimated taxable earnings to net earnings (in thousands, except per share amounts):

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                          --------------------
                                                                            2002        2001
                                                                          --------    -------
Net earnings ....................................................         $ 15,649    $ 1,142
Adjustments to net earnings:
   Mark-to-market loss - SFAS 133 ...............................               --        864
   Write-down on investment securities available-for-sale .......            1,039         --
   Cumulative effect of change in accounting principle ..........               --      4,313
   Loan loss provision ..........................................            3,707      4,038
   Dividends from IFC ...........................................            1,980      1,944
   Cash received from previously charged-off assets .............              175        389
   Tax deduction for actual loan losses .........................             (635)    (2,833)
   Equity in net earnings of IFC ................................           (4,609)    (1,290)
   Tax difference of amortization of derivative instruments .....             (316)        --
                                                                          --------    -------
Estimate taxable earnings (1) ...................................         $ 16,990    $ 8,567
                                                                          ========    =======
Estimated taxable earnings per share (1) ........................         $   0.47    $  0.32
                                                                          ========    =======

(1) Reflects calculation of estimated taxable earnings generated by the Company during periods shown. Excludes remaining $870,000 tax deduction for 2002 and quarterly tax deduction of $2.7 million during 2001 for amortization of the termination of the Company's management agreement in 1997, the deduction for dividends paid and the availability of a deduction attributable to a net operating loss carryforward.

Net Interest Income

      Net interest income increased 75% to $15.6 million during the first quarter of 2002 as compared to $8.9 million during the first quarter of 2001. Net interest income increased as a result of decreased adjustable rate CMO borrowing costs and wider net interest margins as the Federal Reserve Bank decreased short-term interest rates during 2001. Total average Mortgage Assets increased 58% to $3.0 billion during the first quarter of 2002 as compared to $1.9 billion during the first quarter of 2001 as the long-term investment operations continued to acquire primarily adjustable rate Alt-A mortgage loans from the mortgage operations. Mortgage Assets include CMO collateral, mortgage loans held-for-investment, finance receivables and investment securities. Net interest margins on Mortgage Assets increased 20 basis points to 2.02% during the first quarter of 2002 as compared to 1.82% during the first quarter of 2001. Net interest margins on Mortgage Assets increased during the first quarter of 2002 primarily as a result of average CMO borrowing costs decreasing 264 basis points to 3.96% as compared to 6.60% during the first quarter of 2001.

      We expect a favorable interest rate environment for the remainder of 2002. The Federal Reserve Bank did not raise short-term interest rates at its last meeting as it indicated that the pace of the economic recovery remains uncertain. Additionally, there appears to be no imminent plans by the Federal Reserve Bank to increase short-term interest in the near term. We feel that interest rate hedging instruments that are currently in place and a significant volume of adjustable rate mortgages that were acquired during the first quarter of 2002 and the fourth quarter of 2001 will help mitigate any possible adverse effects that rising interest rates may have on future earnings. In addition, we continue to acquire a significant portion of mortgage loans with prepayment penalty features, which will help to mitigate any possible adverse effects that refinance activity, which has been fueled by low mortgage rates, may have on future earnings. As of March 31, 2002, 57% of CMO collateral had prepayment penalties.

      The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the first quarters of 2002 and 2001 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                            For the Three Months                  For the Three Months
                                                            Ended March 31, 2002                  Ended March 31, 2001
                                                   ------------------------------------     --------------------------------
                                                     Average                   Wtd. Avg      Average                 Wtd Avg
                                                     Balance      Interest      Yield        Balance      Interest    Yield
                                                   ------------------------------------     --------------------------------
            MORTGAGE ASSETS
Investment securities available-for-sale:
Securities collateralized by mortgages             $   32,364     $    433       5.35%      $   36,419     $ 1,326     14.56%
Loan receivables:
CMO collateral                                      2,340,187       34,451       5.89        1,327,557      26,032      7.84
Mortgage loans held-for-investment (1)                 14,979          (31)     (0.83)          89,782       1,478      6.58
Finance receivables:
  Affiliated                                          385,813        4,290       4.45          302,972       6,648      8.78
  Non-affiliated                                      239,579        3,283       5.48          143,797       3,309      9.20
                                                   -----------------------                  ----------------------
   Total finance receivables                          625,392        7,573       4.84          446,769       9,957      8.91
                                                   -----------------------                  ----------------------
     Total Loan receivables                         2,980,558       41,993       5.64        1,864,108      37,467      8.04
                                                   -----------------------                  ----------------------
Total Mortgage Assets                              $3,012,922     $ 42,426       5.63%      $1,900,527     $38,793      8.16%
                                                   =======================                  ======================
           BORROWINGS
CMO borrowings (2)                                 $2,261,902     $ 22,406       3.96%      $1,247,222     $20,592      6.60%
Reverse repurchase agreements - mortgages             581,247        4,290       2.95          503,973       8,859      7.03
Borrowings secured by investment securities            12,345          549      17.79           20,329         678     13.34
                                                   -----------------------                  ----------------------
Total Borrowings on Mortgage Assets                $2,855,494     $ 27,245       3.82%      $1,771,524     $30,129      6.80%
                                                   =======================                  ======================

Net Interest Spread (3)                                                          1.82%                                  1.36%

Net Interest Margin (4)                                                          2.02%                                  1.82%

(1) Interest income includes amortization of acquisition costs and net cash payments or receipts on derivatives pending allocation to specific CMO borrowings.
(2) Interest expense includes amortization of acquisition costs and net cash payments or receipts on derivatives not associated with CMO borrowings.
(3) Net interest spread is calculated by subtracting the weighted average yield on total borrowings on Mortgage Assets from the weighted average yield on total Mortgage Assets.
(4) Net interest margin is calculated by subtracting interest expense on total borrowings on Mortgage Assets from interest income on total Mortgage Assets and then dividing by the total average balance for Mortgage Assets.

      Interest Income on Mortgage Assets

      Interest income on CMO collateral increased 33% to $34.5 million during the first quarter of 2002 as compared to $26.0 million during the first quarter of 2001 as average CMO collateral increased 77% to $2.3 billion as compared to $1.3 billion, respectively. Average CMO collateral increased as the long-term investment operations acquired $1.8 billion of primarily Alt-A mortgage loans since the end of the first quarter of 2001. During the first quarter of 2002, constant prepayment rates ("CPR") on CMO collateral decreased to 26% as compared to 29% during the first quarter of 2001. CPR results from the unscheduled principal pay down or payoff of mortgage loans prior to the contractual maturity date or contractual payment schedule of the mortgage loan. The Company believes that mortgage loans acquired from the mortgage operations with prepayment penalties continues to mitigate increased CPR and corresponding premium amortization from refinance activity. In addition, the Company reduced its exposure to premium amortization as total capitalized premiums were 158 basis points of outstanding CMO collateral as of March 31, 2002 as compared to 162 basis points of outstanding CMO collateral as of March 31, 2001. Loan premiums paid for acquiring mortgage loans are amortized to interest income over the estimated lives of the mortgage loans. The weighted average yield on CMO collateral decreased 195 basis points to 5.89% during the first quarter of 2002 as compared to 7.84% during the first quarter of 2001 as mortgage rates declined.

      Interest income on mortgage loans held-for-investment decreased to $(31,000) during the first quarter of 2002 as compared to $1.5 million during the first quarter of 2001 as average mortgage loans held-for-investment decreased 83% to $15.0 million as compared to $89.8 million, respectively. Interest income on mortgage loans held-for-investment was reduced by $134,000 from the amortization of acquisition costs on derivatives prior to the derivatives being allocated to CMO structures. In addition, interest income was not accrued on average non-performing loans held-for-investment of $8.2 million during the first quarter of 2002. During the first quarter of 2002, average non-performing loans held-for-investment represented 45% of total average loans held-for-investment. However, the outstanding balance of non-performing loans held-for-investment decreased 47% to $6.5 million as of March 31, 2002 from $12.2 million as of March 31, 2001. As such, the weighted average yield on mortgage loans held-for-investment decreased to (0.83)% during the first quarter of 2002 as compared to 6.58% during the first quarter of 2001.

      Interest income on total finance receivables decreased 24% to $7.6 million during the first quarter of 2002 as compared to $10.0 million during the first quarter of 2001 as the weighted average yield on total finance receivables decreased to 4.84% as compared to 8.91%, respectively. The decrease in yield was primarily due to a reduction in Bank of America's prime rate ("prime"), which is the index used to determine interest rates on finance receivables. The decrease in yield was partially offset by an increase in average finance receivables to $625.4 million during the first quarter of 2002 as compared to $446.8 million during the first quarter of 2001 as loan production by the mortgage operations and warehouse activity from non-affiliates increased.

      Interest income on finance receivables to affiliates decreased 35% to $4.3 million during the first quarter of 2002 as compared to $6.6 million during the first quarter of 2001 as the weighted average yield on affiliated finance receivables decreased to 4.45% as compared to 8.78%, respectively, as prime decreased. The decrease in yield was partially offset as average finance receivables to affiliated companies increased 27% to $385.8 million during the first quarter of 2002 as compared to $303.0 million during the first quarter of 2001 as loan production by the mortgage operations increased.

      Interest income on finance receivables to non-affiliated mortgage banking companies was $3.3 million during the first quarter of 2002 and 2001. Although the weighted average yield on non-affiliated finance receivables decreased to 5.48% during the first quarter of 2002 as compared to 9.20% during the first quarter of 2001 due to a decrease in prime, it was offset as average finance receivables outstanding to non-affiliated mortgage banking companies increased 67% to $239.6 million as compared to $143.8 million, respectively. Average finance receivables to non-affiliates increased as new customers were added and usage of short-term warehouse lines of credit by existing customers increased.

      Interest income on investment securities decreased 73% to $433,000 during the first quarter of 2002 as compared to $1.3 million during the first quarter of 2001 as the weighted average yield on investment securities decreased to 5.35% as compared to 14.56%, respectively, and average investment securities decreased 11% to $32.3 million as compared to $36.4 million, respectively.

      Interest Expense on Mortgage Assets

      Interest expense on CMO borrowings increased 9% to $22.4 million during the first quarter of 2002 as compared to $20.6 million during the first quarter of 2001 as average borrowings on CMO collateral increased 92% to $2.3 billion as compared to $1.2 billion, respectively. The large increase in average CMO borrowings produced smaller incremental increases in interest expense on CMO borrowings as short-term interest rate reductions during 2001 caused CMO borrowing yields to decline 264 basis points to 3.96% during the first quarter of 2002 as compared to 6.60% during the first quarter of 2001. Interest expense and yields on CMO borrowings includes $4.5 million in net cash payments made on derivatives not associated with specific CMO borrowings during the first quarter of 2002 as compared to none during the first quarter of 2001. Although $2.0 billion of CMOs were issued since the end of the first quarter of 2001, the Company reduced its exposure to securitization cost amortization as total capitalized securitization costs were 47 basis points of outstanding CMO collateral as of March 31, 2002 as compared to 53 basis points of outstanding CMO collateral as of March 31, 2001. Securitization costs are incurred when CMOs are issued and amortized to interest expense over the estimated lives of the mortgage loans.

      Interest expense on reverse repurchase agreements used to fund the acquisition of mortgage loans and finance receivables decreased 52% to $4.3 million during the first quarter of 2002 as compared to $8.9 million during the first quarter of 2001 as the weighted average yield on reverse repurchase agreements decreased 408 basis points to 2.95% as compared to 7.03%, respectively. Average reverse repurchase agreements increased 15% to $581.2 million during the first quarter of 2002 as compared to $504.0 million during the first quarter of 2001 as loan production by the mortgage operations and warehouse advances to non-affiliated customers increased.

      The Company also uses mortgage-backed securities as collateral to borrow and fund the purchase of mortgage assets and to act as an additional source of liquidity. Interest expense on borrowings secured by investment securities decreased 19% to $549,000 during the first quarter of 2002 as compared to $678,000 during the first quarter of 2001 as the average balance on these borrowings decreased 39% to $12.3 million as compared to $20.3 million, respectively. The weighted average yield of these borrowings increased to 17.79% during the first quarter of 2002 as compared 13.34% during the first quarter of 2001.

Provision for Loan Losses

      During the first quarter of 2002, provision for loan losses was $3.7 million while actual loan charge-offs, net of recoveries, were $635,000 as compared to $4.0 million and $2.8 million, respectively, for the first quarter of 2001. The Company makes a monthly provision for estimated loan losses on its long-term investment portfolio as an increase to allowance for loan losses. The provision for estimated loan losses is primarily based on a migration analysis based on historical loss statistics, including cumulative loss percentages and loss severity, of similar loans in the Company's long-term investment portfolio. The loss percentage is used to determine the estimated inherent losses in the investment portfolio. Provision for loan losses is also based on management's judgment of net loss potential, including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, the value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

Non-Interest Income

      During the first quarter of 2002, non-interest income was $5.7 million as compared to $2.1 million during the first quarter of 2001. Non-interest income includes equity in net earnings of IFC and other non-interest income, primarily loan servicing fees and fees associated with the warehouse lending operations. The increase in non-interest income was primarily due to an increase in equity in net earnings of IFC to $4.6 million during the first quarter of 2002 as compared to $1.3 million during the first quarter of 2001. IFC's net earnings increased primarily as a result of an increase of $8.6 million in gain on sale of loans and a $1.7 million gain on the sale of 377,028 shares of IMH common stock that it acquired during 2001. The Company records 99% of the earnings or losses from IFC as the Company owns 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC. Refer to "Results of Operations--Impac Funding Corporation" for additional information regarding operating results of IFC.

Non-Interest Expense

      During the first quarter of 2002, non-interest expense increased to $1.9 million as compared to $1.5 million during the first quarter of 2001. Excluding the write-down on investment securities and a mark-to-market loss as a result of SFAS 133, non-interest expense increased to $904,000 during the first quarter of 2002 as compared to $661,000 during the first quarter of 2001 as gain on disposition of other real estate owned decreased $203,000.

RESULTS OF OPERATIONS -- IMPAC FUNDING CORPORATION

      For the Three Months Ended March 31, 2002 as compared to the Three Months Ended March 31, 2001

Results of Operations

      Net earnings increased to $4.7 million during the first quarter of 2002 as compared to $1.3 million during the first quarter of 2001. The increase in net earnings was primarily the result of an $8.6 million increase in gain on sale of loans, a $1.7 million gain on sale of IMH stock and a $1.4 million increase in net interest income.

      Loan acquisitions and originations, excluding premiums paid, by the mortgage operations increased 98% to $1.2 billion during the first quarter of 2002 as compared to $597.2 million during the first quarter of 2001. We believe that loan production during the first quarter of 2002 was driven by low mortgage rates, strong housing demand, our innovative loan programs and our automated underwriting system, IDASL, which enhances the origination process. IDASL stands for Impac Direct Access System for Lending and can be viewed on our website at www.impaccompanies.com. The following table summarizes mortgage loan acquisitions and originations for the periods indicated (in thousands):

                             LOAN PRODUCTION SUMMARY
                            (excludes premiums paid)

                                                          For the Three Months
                                                            Ended March 31,
                                                 ------------------------------------
                                                        2002               2001
                                                 ------------------    --------------
                                                   Balance       %     Balance     %
                                                   -------      ---    -------    ---
Volume by Type:
  Fixed rate                                     $  362,806      31    $431,868    72
  Second trust deeds                                 13,496       1       9,954     2
  Adjustable rate:
    Six month LIBOR ARMs                            523,731               3,044
    Six month LIBOR hybrids                         284,352             152,302
                                                 ----------            --------
  Total adjustable rate                             808,083      68     155,346    26
                                                 ----------            --------
    Total Loan Production                        $1,184,385            $597,168
                                                 ==========            ========
Volume by Channel:
  Correspondent acquisitions                     $  877,742      74    $466,820    78
  Wholesale and retail originations                 235,417      20     130,348    22
  Novelle Financial Services                         71,226       6          --     0
                                                 ----------            --------
    Total Loan Production                        $1,184,385            $597,168
                                                 ==========            ========
Volume by Credit Quality:
  Alt-A loans                                    $1,107,650      94    $591,384    99
  B/C loans                                          76,735       6       5,784     1
                                                 ----------            --------
    Total Loan Production                        $1,184,385            $597,168
                                                 ==========            ========
Volume by Purpose:
  Purchase                                       $  648,230      55    $382,240    64
  Refinance                                         536,155      45     214,928    36
                                                 ----------            --------
    Total Loan Production                        $1,184,385            $597,168
                                                 ==========            ========
Volume by Prepayment Penalty:
  With prepayment penalty                        $  817,251      69    $382,142    64
  Without prepayment penalty                        367,134      31     215,026    36
                                                 ----------            --------
    Total Loan Production                        $1,184,385            $597,168
                                                 ==========            ========

Net Interest Income

      Net interest income increased to $1.7 million during the first quarter of 2002 as compared to net interest income of $294,000 during the first quarter of 2001. Net interest income rose as average loans held for sale increased to $390.2 million during the first quarter of 2002 as compared to $311.1 million during the first quarter of 2001 as a result of higher loan production levels and widening of net interest margins. Net interest margins increased to 1.72% during the first quarter of 2002 as compared to 0.53% during the first quarter of 2001. Net interest margins increased as yields on average borrowing costs decreased at a faster rate than weighted average coupons on mortgage loans. Average prime, which is the index used to determine borrowing costs on warehouse lines with the warehouse lending operations, decreased to 4.75% during the first quarter of 2002 as compared to 8.62% during the first quarter of 2001.

Non-Interest Income

      During the first quarter of 2002, non-interest income increased to $17.5 million as compared to $8.7 million during the first quarter of 2001 primarily as a result of an increase in gain on sale of loans. Gain on sale of loans increased to $16.2 million on loan sales of $1.0 billion during the first quarter of 2002 as compared to $7.6 million and $641.2 million, respectively, during the first quarter of 2001. Additionally, profit margins on mortgage loans sold during the first quarter of 2002 were more favorable as compared to profit margins on mortgage loans sold during the first quarter of 2001. During the first quarter of 2002, IFC securitized $444.7 million of mortgages as REMICs as compared to $450.1 million during the first quarter of 2001. IFC sold loans on a servicing released basis during the first quarters of 2002 and 2001. The mortgage operations anticipates that it will continue to sell related loan servicing rights from the securitization of its loans and will continue to act as master servicer on all its securitizations. IFC's goal is to securitize loans more frequently as less capital is required, higher liquidity is maintained and less interest rate and price volatility during the mortgage loan accumulation period results. Additionally, during the first quarter of

2002 IFC recorded gains of $1.7 million on the sale of 377,028 shares of IMH common stock it acquired during 2001. The sale of IMH common stock during the first quarter of 2002 represented the remaining shares owned by IFC.

Non-Interest Expense

      During the first quarter of 2002, non-interest expense increased to $11.1 million as compared to $6.7 million during the first quarter of 2001. Personnel expense accounted for the primary increase in non-interest expense during the first quarter of 2002 as it increased 75% to $5.6 million as compared to $3.2 million during the first quarter of 2001. The increase in personnel expense was primarily the result of an increase in loan production and a corresponding increase in staff. Staff in the conduit and wholesale lending operations rose to 282 employees at March 31, 2002 as compared to 232 employees at March 31, 2001 while total staff at Novelle Financial Services was 75 employees at March 31, 2002. Novelle Financial Services was acquired and became a subsidiary of IFC after the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

      We recognize the need to have funds available for our operating businesses and our customer's demands for obtaining short-term warehouse financing until the settlement or sale of mortgage loans with us or with other investors. It is our policy to have adequate liquidity at all times to cover normal cyclical swings in funding availability and loan demand and to allow us to meet abnormal and unexpected funding requirements. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. Toward this goal, the Company's asset and liability committee ("ALCO") is responsible for monitoring our liquidity position and funding needs. ALCO is comprised of the senior executives of IMH. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the balance sheet for changes in the liquidity of our assets in adverse market conditions. Our liquidity consists of cash and cash equivalents, short-term and marketable investment securities rated AAA through BBB and maturing mortgage loans, or "liquid assets." Our policy is to maintain a liquidity threshold of 5% of liquid assets to warehouse borrowings, reverse repurchase agreements, dividends payable and other short-term liabilities. During the first quarter of 2002, we were in compliance with this policy, which ALCO reports to the board of directors at least quarterly. As of March 31, 2002, overall liquidity was 12%.

Sources of Liquidity

      Our business operations are primarily funded as follows:

      o monthly interest and principal payments from our mortgage loan and investment securities portfolios;
      o CMO and reverse repurchase agreements secured by mortgage loans and mortgage-backed securities;
      o     proceeds from securitization and whole loan sale of mortgage loans;
            and
      o     cash from the issuance of securities.

      We use CMO borrowings and reverse repurchase agreements to fund substantially all of our mortgage loan and mortgage-backed securities portfolios. As we accumulate mortgage loans for long-term investment, we issue CMOs secured by the mortgage loans as a means of providing long-term financing and repaying short-term warehouse advances. The use of CMOs provides the following benefits:

      o allows us to lock in our financing cost over the life of the mortgage loans securing the CMO borrowings; and
      o eliminates margin calls on the borrowings that are converted from reverse repurchase agreements to CMO financing.

      Terms of CMO borrowings require that an independent third party custodian hold mortgage loans as collateral. The maturity of each CMO bond class is directly affected by the rate of early principal payments on the related collateral. Interest rates on adjustable rate CMOs can range from a low of 0.26% over one-month LIBOR on "AAA" credit rated bonds to a high of 3.60% over one-month LIBOR on "BBB" credit rated bonds. As of March 31, 2002, interest rates on adjustable rate CMOs ranged from 0.26% to 2.40% over one-month LIBOR, or 2.16% to 4.30%. Interest rates on fixed rate CMOs range from 6.65% to 7.25% depending on the class of CMOs issued. Equity in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. We also determine the amount of equity invested in CMOs based upon the anticipated return on equity as compared to estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time.

      During the first quarter of 2002, we issued $495.0 million of CMOs, which included $470.0 million of AAA rated bonds and $25.0 million of BBB rated bonds that were priced on a weighted average basis of one-month LIBOR plus 42 basis points, to provide long-term financing for $500.0 million of mortgage loans securing CMOs. In April of 2002, we issued a CMO for $496.3 million which included $472.5 million of AAA rated bonds and $23.8 million of BBB rated bonds that were priced on a weighted average basis of one-month LIBOR plus 37 basis points. Because of the credit profile, historical loss performance and prepayment characteristics of our non-conforming Alt-A mortgages, we have been able to borrow a higher percentage against mortgage loans securing CMOs, which means that we have to provide less capital. By decreasing the amount of capital we have to invest in our CMOs, we have been able to grow with the liquidity generated from our business operations.

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

      Terms of the reverse repurchase agreement require that mortgage loans be held by an independent third party custodian, which gives us the ability to borrow against a percentage of the outstanding principal balance of the mortgage loans. The borrowing rates vary from 85 basis points to 200 basis points over one-month LIBOR, depending on the type of collateral provided. The advance rates on the reverse repurchase agreement is based on the type of mortgage collateral provided and generally range from 70% to 98% of the fair market value of the collateral. As of March 31, 2002, we had $576.1 million outstanding on the reverse repurchase facility, which included the funding of our mortgage loans and those of our customers.

      The mortgage operations currently have warehouse line agreements to obtain financing of up to $600.0 million from the warehouse lending operations to provide interim mortgage loan financing during the period that the mortgage operations accumulates mortgage loans until the mortgage loans are securitized or sold. The margins on reverse repurchase agreements are based on the type of collateral provided by the mortgage operations and generally range from 95% to 99% of the fair market value of the collateral. The interest rates on the borrowings are indexed to prime minus 0.50%, which was 4.75% at March 31, 2002. As of March 31, 2002, the mortgage operations had $383.8 million outstanding under the warehouse line agreements.

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

      When the mortgage operations accumulates a sufficient amount of mortgage loans, it sells or securitizes the mortgage loans. During the first quarter of 2002, the mortgage operations securitized $444.7 million of mortgage loans as REMICs and sold $491.8 billion, in unpaid principal balance, of mortgage loans to the long-term investment operations. In addition, the mortgage operations sold $84.2 million, in unpaid principal balance, of mortgage loans to other investors. The mortgage operations sold mortgage servicing rights on all ARM and FRM securitizations completed during the first quarter of 2002. This generated 100% cash gains on securitization and sale of mortgage loans. Cash from the sale of mortgage servicing rights was deployed in the mortgage operations and used to acquire and originate additional mortgage loans.

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

      On December 1, 2001, we filed a registration statement with the SEC, which allows us to sell up to $300.0 million of securities, including common stock, preferred stock, debt securities and warrants. This type of registration statement is commonly referred to as a "shelf" registration process. In conjunction with the filing of the shelf, we completed the sale of 7,402,000 shares of common stock during the first quarter of 2002, which provided net proceeds of approximately $57.0 million.

Uses of Liquidity

      Our business operations primarily use funds as follows:

      o     acquisition and origination of mortgage loans;
      o     provide short-term warehouse financing; and
      o     pay common stock dividends.

      During the first quarter of 2002, we acquired and originated $1.2 billion of mortgage loans of which we retained $491.8 million for long-term investment. The acquisition and origination of mortgage loans by the mortgage operations during the first quarter of 2002 resulted in premium costs of 1.39% of the outstanding principal balance of mortgage loans. Our equity investment in mortgage loans is outstanding until we sell or securitize our mortgage loans, which is one of the reasons we attempt to securitize our mortgage loans frequently. When we complete CMOs our required equity investment ranges from approximately 3% to 5% of the outstanding principal balance of mortgage loans, depending on our premium costs, securitization costs and the capital investment required. Since we rely significantly upon securitizations to generate cash proceeds to repay borrowings and to create credit availability, any disruption in our ability to complete securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing securitizations of our mortgage loans increase our risk by exposing us to credit and interest rate risks for this extended period of time. Furthermore, gains on sales from our securitizations represent a significant portion of our earnings.

      We utilize our uncommitted warehouse line with a major investment bank to provide short-term warehouse financing to affiliates and external customers of the warehouse lending operations. The mortgage operations has a $600.0 million warehouse facility with the warehouse lending operations to fund the acquisition and origination of mortgage loans until sale or securitization. The warehouse lending operations provides financing to affiliates at prime minus 0.50%. As of March 31, 2002, affiliates had $383.8 million outstanding on the warehouse line with the warehouse lending operations. During January 2002, affiliates deposited a total of $8.1 million in pledge accounts with the warehouse lending operations that allows them to finance 100% of the fair market value of their mortgage loans.

      The warehouse lending operations provides financing to non-affiliates at prime plus a spread. Non-affiliates can generally finance between 95% and 98% of the fair market value of the mortgage loans. As of March 31, 2002, the warehouse lending operations had $481.0 million of approved warehouse lines available to its customers of which $263.9 million was outstanding. Our ability to meet liquidity requirements and the financing need of our customers is subject to the renewal of our credit and repurchase facilities or obtaining other sources of financing, if required, including additional debt or equity from time to time. Any decision our lenders or investors make to provide available financing to us in the future will depend upon a number of factors, including:

      o     our compliance with the terms of our existing credit arrangements;
      o     our financial performance;
      o     industry and market trends in our various businesses;
      o the general availability of and rates applicable to financing and investments;
      o our lenders or investors resources and policies concerning loans and investments; and
      o the relative attractiveness of alternative investment or lending opportunities.

      During the first quarter of 2002, we declared common stock dividends of $0.40 per common share, or $15.8 million, which was paid on April 16, 2002.

Cash Flows

Operating Activities - During the first quarter of 2002, net cash provided by operating activities was $20.6 million. Net earnings of $15.6 million provided most of the cash flows from operating activities.

Investing Activities - During the first quarter of 2002, net cash used in investing activities was $487.7 million. Net cash flows of $330.5 million, including principal repayments, was used in investing activities to acquire and originate mortgage loans and $172.8 million was used to provide short-term advances warehouse advances to affiliates and external customers.

Financing Activities - During the first quarter of 2002, net cash provided by financing activities was $468.1 million. Net cash flows of $319.3 million was provided by CMO proceeds, $104.9 million was provided by advances on warehouse lines, and $57.0 million was provided by the issuance of common stock.

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

      Interest- and Principal-Only Strips. The Company had interest- and principal-only strips of $3.6 million and $4.9 million outstanding at March 31, 2002 and December 31, 2001, respectively. These instruments are carried at market value at March 31, 2002 and December 31, 2001. The Company values these assets based on the present value of future cash flow streams net of expenses using various assumptions.

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

      None.

ITEM 5: OTHER INFORMATION

      None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits: None.

(b)   Reports on Form 8-K:

      1.    Form 8-K reporting Item 9 filed on January 4, 2002
      2.    Form 8-K reporting Items 5 and 7 filed on January 24, 2002
      3.    Form 8-K reporting Items 5 and 7 filed on February 8, 2002
      4.    Form 8-K reporting Item 9 filed on March 4, 2002
      5.    Form 8-K reporting Item 9 filed on March 28, 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAC MORTGAGE HOLDINGS, INC.


By: /s/ Richard J. Johnson
Richard J. Johnson
Executive Vice President
and Chief Financial Officer

Date: May 15, 2002