Form 10-Q
period 2002-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2002-08-14
CIK 1000298

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002.

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______________ to
      ______________.

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


          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
                 Title of each class                     which registered
           -------------------------------           ------------------------
            Common Stock $0.01 par value             American Stock Exchange
           Preferred Share Purchase Rights           American Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      On August 12, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $436.1 million, based on the closing sales price of the common stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of August 12, 2002 was 40,160,928.

       No documents are incorporated by reference to this Quarterly Report

                          IMPAC MORTGAGE HOLDINGS, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS - IMPAC MORTGAGE HOLDINGS, INC.
        AND SUBSIDIARIES

        Consolidated Balance Sheets as of June 30, 2002 and
        December 31, 2001 .....................................................      3

        Consolidated Statements of Operations and Comprehensive Earnings (Loss)
        For the Three and Six Months Ended June 30, 2002 and 2001 .............      4

        Consolidated Statements of Cash Flows, For the Six Months Ended
        June 30, 2002 and 2001 ................................................      6

        Notes to Consolidated Financial Statements ............................      7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS .............................................     17

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............     45

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS .....................................................     48

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .............................     48

Item 3. DEFAULTS UPON SENIOR SECURITIES .......................................     48

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................     48

Item 5. OTHER INFORMATION .....................................................     48

Item 6. EXHIBITS AND REPORTS ON FORM 8-K ......................................     49

        SIGNATURE .............................................................     50

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                  (Unaudited)

                                                                                           June 30,      December 31,
                                                                                             2002            2001
                                                                                         -----------     ------------
                                     ASSETS

Cash and cash equivalents ..........................................................     $    41,560      $    51,887
Investment securities available-for-sale ...........................................          28,138           32,989
Loans Receivable:
   CMO collateral ..................................................................       3,438,057        2,229,168
   Finance receivables .............................................................         569,311          466,649
   Mortgage loans held-for-investment ..............................................          10,678           20,078
   Allowance for loan losses .......................................................         (16,934)         (11,692)
                                                                                         -----------      -----------
     Net loans receivable ..........................................................       4,001,112        2,704,203
Accounts receivable ................................................................         134,593            3,946
Investment in Impac Funding Corporation ............................................          21,909           19,126
Accrued interest receivable ........................................................          18,825           14,565
Due from affiliates ................................................................          14,500           14,500
Derivative assets ..................................................................          11,568            5,128
Other real estate owned ............................................................           9,471            8,137
Other assets .......................................................................             238              253
                                                                                         -----------      -----------
     Total assets ..................................................................     $ 4,281,914      $ 2,854,734
                                                                                         ===========      ===========

                                   LIABILITIES

CMO borrowings .....................................................................     $ 3,474,019      $ 2,151,400
Reverse repurchase agreements ......................................................         516,065          469,491
Borrowings secured by investment securities available-for-sale .....................           9,756           12,997
Accumulated dividends payable ......................................................          17,171           14,081
Other liabilities ..................................................................           7,593            3,400
                                                                                         -----------      -----------
     Total liabilities .............................................................       4,024,604        2,651,369
                                                                                         -----------      -----------

                              STOCKHOLDERS' EQUITY

Preferred stock; $0.01 par value; 6,300,000 shares authorized; none issued or
   outstanding at June 30, 2002 and December 31, 2001, respectively ................              --               --
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares
   authorized; none issued and outstanding at June 30, 2002 and December 31, 2001 ..              --               --
Series C 10.5% cumulative convertible preferred stock, $0.01 par value; 1,200,000
   shares authorized; none outstanding at June 30, 2002 and December 31, 2001 ......              --               --
Common stock; $0.01 par value; 50,000,000 shares authorized; 39,924,628 and
   32,001,997 shares issued and outstanding at June 30, 2002 and December 31,
   2001, respectively ..............................................................             399              320
Additional paid-in capital .........................................................         421,795          359,279
Accumulated other comprehensive losses .............................................         (29,862)         (19,857)
Notes receivable from common stock sales ...........................................              --             (920)
Net accumulated deficit:
   Cumulative dividends declared ...................................................        (159,891)        (126,952)
   Retained earnings (accumulated deficit) .........................................          24,869           (8,505)
                                                                                         -----------      -----------
    Net accumulated deficit ........................................................        (135,022)        (135,457)
                                                                                         -----------      -----------
     Total stockholders' equity ....................................................         257,310          203,365
                                                                                         -----------      -----------
     Total liabilities and stockholders' equity ....................................     $ 4,281,914      $ 2,854,734
                                                                                         ===========      ===========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        and COMPREHENSIVE EARNINGS (LOSS)
                 (in thousands, except earnings per share data)
                                  (Unaudited)

                                                                       For the Three Months         For the Six Months
                                                                          Ended June 30,              Ended June 30,
                                                                      ----------------------      ----------------------

                                                                        2002          2001          2002          2001
                                                                      --------      --------      --------      --------
INTEREST INCOME:
   Mortgage Assets ..............................................     $ 48,277      $ 37,011      $ 90,703      $ 75,802
   Other interest income ........................................          952           655         1,594         1,263
                                                                      --------      --------      --------      --------
      Total interest income .....................................       49,229        37,666        92,297        77,065
                                                                      --------      --------      --------      --------
INTEREST EXPENSE:
   CMO borrowings ...............................................       25,524        17,175        47,930        37,767
   Reverse repurchase agreements ................................        5,348         8,938         9,638        17,797
   Borrowings secured by investment securities ..................          475           660         1,024         1,338
   Senior subordinated debentures ...............................           --           252            --           563
   Other borrowings .............................................          328            90           504           157
                                                                      --------      --------      --------      --------
      Total interest expense ....................................       31,675        27,115        59,096        57,622
                                                                      --------      --------      --------      --------
   Net interest income ..........................................       17,554        10,551        33,201        19,443
      Provision for loan losses .................................        4,234         3,905         7,941         7,943
                                                                      --------      --------      --------      --------
   Net interest income after provision for loan losses ..........       13,320         6,646        25,260        11,500

NON-INTEREST INCOME:
   Equity in net earnings of Impac Funding Corporation ..........        5,453         3,528        10,062         4,818
   Loan servicing fees ..........................................           51           290           117           582
   Other income .................................................          903           971         1,879         1,514
                                                                      --------      --------      --------      --------
      Total non-interest income .................................        6,407         4,789        12,058         6,914

NON-INTEREST EXPENSE:
   Professional services ........................................        1,080           463         1,940         1,082
   General and administrative and other expense .................          489           549           567           925
   Personnel expense ............................................          391           272           792           576
   Loss (gain) on disposition of other real estate owned ........           42          (327)         (394)         (965)
   Write-down on investment securities ..........................           --           108         1,039           107
   Mark-to-market loss - FAS 133 ................................           --           581            --         1,445
                                                                      --------      --------      --------      --------
      Total non-interest expense ................................        2,002         1,646         3,944         3,170
                                                                      --------      --------      --------      --------
   Earnings before extraordinary item and cumulative
    effect of change in accounting principle ....................       17,725         9,789        33,374        15,244
      Extraordinary item ........................................           --        (1,006)           --        (1,006)
      Cumulative effect of change in accounting principle .......           --            --            --        (4,313)
                                                                      --------      --------      --------      --------
   Net earnings .................................................       17,725         8,783        33,374         9,925
      Less: Cash dividends on 10.5% cumulative convertible
        preferred stock .........................................           --          (787)           --        (1,575)
                                                                      --------      --------      --------      --------
   Net earnings available to common stockholders ................       17,725         7,996        33,374         8,350

Other comprehensive earnings (loss):
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) on securities arising
        during period ...........................................          678           659          (552)        1,057
      Unrealized holding losses on hedging instruments
        arising during period ...................................      (19,700)          (88)       (9,294)          (88)
      Less: Reclassification of gains (losses) included
        in net earnings .........................................           65           (43)         (159)         (114)
                                                                      --------      --------      --------      --------
         Net unrealized gains (losses) arising during period ....      (18,957)          528       (10,005)          855
                                                                      --------      --------      --------      --------
   Comprehensive earnings (loss) ................................     $ (1,232)     $  9,311      $ 23,369      $ 10,780
                                                                      ========      ========      ========      ========

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  and COMPREHENSIVE EARNINGS (LOSS), CONTINUED
                      (in thousands, except per share data)
                                  (Unaudited)

                                                            For the Three Months        For the Six Months
                                                               Ended June 30,             Ended June 30,
                                                            ---------------------     ---------------------
                                                              2002         2001         2002         2001
                                                            --------     --------     --------     --------
Earnings per share before extraordinary item and
cumulative effect of change in accounting principle:
   Basic ..............................................     $   0.45     $   0.44     $   0.88     $   0.67
                                                            ========     ========     ========     ========
   Diluted ............................................     $   0.44     $   0.36     $   0.87     $   0.57
                                                            ========     ========     ========     ========
Net earnings per share:
   Basic ..............................................     $   0.45     $   0.39     $   0.88     $   0.41
                                                            ========     ========     ========     ========
   Diluted ............................................     $   0.44     $   0.33     $   0.87     $   0.37
                                                            ========     ========     ========     ========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                   For the Six Months
                                                                                                     Ended June 30,
                                                                                               --------------------------
                                                                                                   2002            2001
                                                                                               -----------      ---------
Cash flows from operating activities:
   Net earnings ..........................................................................     $    33,374      $  14,238
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Cumulative effect of change in accounting principle ................................              --         (4,313)
      Equity in net earnings of Impac Funding Corporation ................................         (10,062)        (4,818)
      Provision for loan losses ..........................................................           7,941          7,943
      Amortization of loan premiums and securitization costs .............................          15,619          5,161
      Gain on disposition of other real estate owned .....................................            (394)          (965)
      Write-down of investment securities available-for-sale .............................           1,039            107
      Write-off of securitization costs from senior subordinated debentures ..............              --          1,006
      Gain on sale of investment securities available-for-sale ...........................              --           (159)
      Net change in accrued interest receivable ..........................................          (4,260)           929
      Net change in other assets and liabilities .........................................        (132,879)        (7,987)
                                                                                               -----------      ---------
        Net cash provided by (used in) operating activities ..............................         (89,622)        11,142
                                                                                               -----------      ---------

Cash flows from investing activities:
   Net change in CMO collateral ..........................................................      (1,238,180)       (75,475)
   Net change in finance receivables .....................................................        (102,662)       (24,758)
   Net change in mortgage loans held-for-investment ......................................           5,428       (189,884)
   Proceeds from sale of other real estate owned, net ....................................           6,342          5,168
   Dividend from Impac Funding Corporation ...............................................           5,693          4,419
   Sale of investment securities available-for-sale ......................................              --          5,154
   Net principal reductions on investment securities available-for-sale ..................           3,056          1,079
                                                                                               -----------      ---------
        Net cash used in investing activities ............................................      (1,320,323)      (274,297)
                                                                                               -----------      ---------

Cash flows from financing activities:
   Net change in reverse repurchase agreements and other borrowings ......................          43,333        206,191
   Proceeds from CMO borrowings ..........................................................       1,736,750        357,843
   Repayments of CMO borrowings ..........................................................        (414,131)      (287,155)
   Dividends paid ........................................................................         (29,849)        (1,575)
   Retirement of senior subordinated debentures ..........................................              --         (7,747)
   Proceeds from sale of common stock ....................................................          62,454             --
   Proceeds from exercise of stock options ...............................................             141            270
   Reductions (advances) on notes receivable-common stock ................................             920            (28)
                                                                                               -----------      ---------
        Net cash provided by financing activities ........................................       1,399,618        267,799
                                                                                               -----------      ---------

   Net change in cash and cash equivalents ...............................................         (10,327)         4,644
   Cash and cash equivalents at beginning of period ......................................          51,887         17,944
                                                                                               -----------      ---------
   Cash and cash equivalents at end of period ............................................     $    41,560      $  22,588
                                                                                               ===========      =========

Supplementary information:
   Interest paid .........................................................................     $    59,013      $  58,638

Non-cash transactions:
   Transfer of mortgage loans held-for-investment to CMO collateral ......................     $ 1,617,530      $ 359,643
   Dividends declared and unpaid .........................................................          17,171            788
   Accumulated other comprehensive (loss) gain ...........................................         (10,005)           855
   Loans transferred to other real estate owned ..........................................           7,282          5,548

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1. Basis of Financial Statement Presentation

      The accompanying consolidated financial statements of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      References to the Company refers to Impac Mortgage Holdings, Inc., a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG) and its affiliate, Impac Funding Corporation (IFC), together with its wholly-owned subsidiaries Impac Secured Assets Corporation and Novelle Financial Services, Inc. References to Impac Mortgage Holdings, Inc. (IMH) are made to differentiate IMH, the publicly traded company, as a separate entity from IMH Assets, IWLG and IFC. IMH is organized as a real estate investment trust (REIT) for federal income tax purposes, which generally allows it to pass through qualified income to stockholders without federal income tax at the corporate level, provided that it distributes 90% of its taxable income to common stockholders.

      The Company's results of operations have been presented in the consolidated financial statements for the three- and six- months ended June 30, 2002 and 2001 and include the financial results of IMH's equity interest in net earnings of Impac Funding Corporation (IFC), the mortgage operations. The results of operations of IFC, of which 100% of IFC's preferred stock and 99% of its economic interest is owned by IMH, are included in the results of operations as "Equity in net earnings of Impac Funding Corporation." Additionally, the Company's results of operations include the financial results of IMH Assets Corp. (IMH Assets) and Impac Warehouse Lending Group (IWLG) as stand-alone entities.

2. Organization

      The Company is a nationwide acquirer, originator, securitizer and investor of primarily non-conforming Alt-A mortgage loans (Alt-A). Alt-A mortgage loans consist primarily of mortgage loans that are first lien mortgage loans made to borrowers whose credit is generally within typical Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie
Mac) guidelines, but that have loan characteristics that make them non-conforming under those guidelines. For instance, the loans may have higher loan-to-value (LTV) ratios than allowable or may have excluded certain documentation or verifications. Therefore, in making credit decisions, the Company is more reliant upon the borrower's credit score and the adequacy of the underlying collateral. Management believes that Alt-A mortgage loans provide an attractive net earnings profile by producing higher yields without commensurately higher credit losses than other types of mortgage loans. Since 1999, the Company has acquired and originated primarily Alt-A mortgage loans. The Company also provides warehouse and repurchase financing to originators of mortgage loans. Our ultimate goal is to generate consistent and reliable income for distribution to our stockholders primarily from the earnings of our long-term investment operations.

      The Company primarily operates three core businesses: the long-term investment operations, the mortgage operations and the warehouse lending operations.

      The long-term investment operations, conducted by IMH and IMH Assets, invest primarily in Alt-A mortgage loans acquired from IFC. This business primarily generates net interest income on its mortgage loan investment portfolio and, to a lesser extent, its investment securities portfolio. Alt-A mortgage loans are financed with collateralized mortgage obligations (CMO), warehouse facilities and proceeds from the sale of capital stock.

      The mortgage operations, conducted by IFC, acquire, originate, sell and securitize primarily Alt-A mortgage loans and, to a lesser extent, sub-prime mortgage loans (B/C loans). The mortgage operations generate income by securitizing and selling loans to permanent investors, including the long-term investment operations. This business also earns revenues from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on loans held for sale. The mortgage operations primarily use warehouse lines of credit to finance the acquisition and origination of mortgage loans.

      The warehouse lending operations, conducted by IWLG, provide short-term financing to mortgage loan originators by funding mortgage loans from their closing date until they are sold to pre-approved investors. The warehouse lending operations earn fees, as well as a spread, from the difference between its cost of borrowings and the interest earned on advances. Generally, the Company seeks to acquire Alt-A mortgage loans funded with warehouse facilities provided by the warehouse lending operations which provides synergies with the long-term investment operations and mortgage operations.

3. Summary of Significant Accounting Policies

Method of Accounting

      The consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. Significant estimates made by management include accounting for derivative instruments and hedging activities and loan loss provisions.

Recent Accounting Pronouncements

      The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes Accounting Principles Bulletin (APB) Opinion No. 17, "Intangible Assets," and carries forward provisions in APB Opinion No. 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. As of June 30, 2002, the Company's intangible assets and goodwill are not significant. The financial impact of adopting this statement did not have a material impact on the Company's financial condition and results of operations.

      SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143"), addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management anticipates that the financial impact of SFAS 143 will not have a material effect on the Company's financial condition and results of operations.

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business segment. SFAS 144 also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. Management anticipates that the financial impact of SFAS 144 will not have a material effect on the Company's financial condition and results of operations.

      SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections," ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for eleven certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. Management anticipates that the financial impact of SFAS 145 will not have a material effect on the Company's financial condition and results of operations.

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146"), requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management anticipates that the financial impact of SFAS 145 will not have a material effect on the Company's financial condition and results of operations.

4. Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the FASB issued with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, collectively, (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.

      On January 1, 2001, the Company adopted SFAS 133 and the fair market value of derivative instruments are reflected on the Company's financial statements. On August 10, 2001, the Derivatives Implementation Group (DIG) of the FASB published DIG G20, which further interpreted SFAS 133. On October 1, 2001, the Company adopted the provisions of DIG G20 and net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20. The following table presents certain information related to derivative instruments and hedging activities as of June 30, 2002 (in thousands):

                                                                          Related
                            Original         Fair                         Amount in                        Related        Related
                            Notional         Value                          Other         Unamortized     Amount in        Amount
                              Face            of                        Comprehensive     Derivative      Derivative       in CMO
                             Amount       Derivatives        Index          Income        Instruments    Asset Account   Collateral
                           ----------     -----------     -----------   -------------     -----------    -------------   ----------
Caps and collars not
  associated with
  CMOs ................    $1,937,008      $ (8,739)      1 mo. LIBOR      $(12,596)        $ 3,857        $ (8,739)      $     --
Cash in margin
  account .............        20,307        20,307           N/A                --              --          20,307             --
Caps, collars and
  swaps associated
  with CMOs ...........     2,782,790       (12,324)      1 mo. LIBOR       (22,862)         10,538              --        (12,324)
99% of OCI activity
  at IFC ..............       110,000          (604)          FNMA             (255)             --              --             --
                           ----------      --------                        --------         -------        --------       --------
Totals ................    $4,850,105      $ (1,360)                       $(35,713)        $14,395        $ 11,568       $(12,324)
                           ==========      ========                        ========         =======        ========       ========

      The following table presents certain information related to derivative instruments and hedging activities as of December 31, 2001 (dollars in thousands):

                                                                          Related
                            Original         Fair                         Amount in                        Related        Related
                            Notional         Value                          Other         Unamortized     Amount in        Amount
                              Face            of                        Comprehensive     Derivative      Derivative       in CMO
                             Amount       Derivatives        Index          Income        Instruments    Asset Account   Collateral
                           ----------     -----------     -----------   -------------     -----------    -------------   ----------
Caps and collars not
  associated with
  CMOs ................    $1,860,790      $(13,659)      1 mo. LIBOR      $(15,240)        $ 1,581        $(13,659)      $     --
Cash in margin
  account .............        18,787        18,787           N/A                --              --          18,787             --
Caps, collars and
  swaps associated
  with CMOs ...........     1,070,500        (4,372)      1 mo. LIBOR       (12,722)          8,350              --         (4,372)
99% of OCI activity
  at IFC ..............        36,000          (158)          FNMA              (90)             --              --             --
                           ----------      --------                        --------         -------        --------       --------
Totals ................    $2,986,077      $    598                        $(28,052)        $ 9,931        $  5,128       $ (4,372)
                           ==========      ========                        ========         =======        ========       ========

5. Reconciliation of Net Earnings per Share

      The following table presents the computation of basic and diluted net earnings per share for the periods shown as if all stock options and 10.5% cumulative convertible preferred stock (Preferred Stock) were outstanding for the periods indicated (in thousands, except earnings per share):

                                                                                     For the Three Months
                                                                                        Ended June 30,
                                                                                     --------------------
                                                                                       2002        2001
                                                                                     -------     --------
Numerator for earnings per share:
  Earnings before extraordinary item ...........................................     $17,725     $  9,789
   Extraordinary item ..........................................................          --       (1,006)
                                                                                     -------     --------
  Net earnings .................................................................      17,725        8,783
   Less:  Dividends paid to preferred stockholders .............................          --         (787)
                                                                                     -------     --------
Net earnings available to common stockholders ..................................     $17,725     $  7,996
                                                                                     =======     ========

Denominator for earnings per share:
Basic weighted average number of common shares outstanding during the period ...      39,522       20,421
Impact of assumed conversion of Preferred Stock ................................          --        6,356
Net effect of dilutive stock options ...........................................         715          240
                                                                                     -------     --------
   Diluted weighted average common and common equivalent shares ................      40,237       27,017
                                                                                     =======     ========

Earnings per share before extraordinary item:
   Basic .......................................................................     $  0.45     $   0.44
                                                                                     =======     ========
   Diluted .....................................................................     $  0.44     $   0.36
                                                                                     =======     ========
Net earnings per share:
   Basic .......................................................................     $  0.45     $   0.39
                                                                                     =======     ========
   Diluted .....................................................................     $  0.44     $   0.33
                                                                                     =======     ========

      The Company had none and 5,839 stock options during the three months ended June 30, 2002 and June 30, 2001, respectively, that were not considered in the dilutive calculation of earnings per share as the exercise price was higher than the market price for the period.

                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                                     --------------------
                                                                                       2002        2001
                                                                                     -------     --------
Numerator for earnings per share:
Earnings before extraordinary item and cumulative effect of change in
  accounting principle .........................................................     $33,374     $ 15,244
   Extraordinary item ..........................................................          --       (1,006)
   Cumulative effect of change in accounting principle .........................          --       (4,313)
                                                                                     -------     --------
Earnings after extraordinary item and cumulative effect of change in
  in accounting principle ......................................................      33,374        9,925
   Less:  Dividends paid to preferred stockholders .............................          --       (1,575)
                                                                                     -------     --------
Net earnings available to common stockholders ..................................     $33,374     $  8,350
                                                                                     =======     ========

Denominator for earnings per share:
Basic weighted average number of common shares outstanding during the period ...      37,752       20,432
Impact of assumed conversion of Preferred Stock ................................          --        6,356
Net effect of dilutive stock options ...........................................         611           83
                                                                                     -------     --------
   Diluted weighted average common and common equivalent shares ................      38,363       26,871
                                                                                     =======     ========

Net earnings per share before extraordinary item and cumulative effect of change in accounting principle:
   Basic .......................................................................     $  0.88     $   0.67
                                                                                     =======     ========
   Diluted .....................................................................     $  0.87     $   0.57
                                                                                     =======     ========
Net earnings per share:
   Basic .......................................................................     $  0.88     $   0.41
                                                                                     =======     ========
   Diluted .....................................................................     $  0.87     $   0.37
                                                                                     =======     ========

      The Company had 17,127 and 15,136 stock options during the six months ended June 30, 2002 and June 30, 2001, respectively, that were not considered in the dilutive calculation of earnings per share as the exercise price was higher than the market price for the period.

6. Mortgage Assets

      Mortgage Assets consist of investment securities available-for-sale, mortgage loans held-for-investment, CMO collateral and finance receivables. As of June 30, 2002 and December 31, 2001, Mortgage Assets consisted of the following (in thousands):

                                                                             June 30,      December 31,
                                                                               2002            2001
                                                                           -----------     ------------
Investment securities available-for-sale:
   Subordinated securities collateralized by mortgages ...............     $    22,525      $    26,661
   Net unrealized gain (1) ...........................................           5,613            6,328
                                                                           -----------      -----------
      Carrying value of investment securities available-for-sale .....          28,138           32,989
                                                                           -----------      -----------
Loans Receivable:
CMO collateral--
   CMO collateral, unpaid principal balance ..........................       3,382,143        2,186,561
   Unamortized net premiums on loans .................................          53,531           35,397
   Securitization expenses ...........................................          14,707           11,582
   Fair value of derivative instruments allocated to CMO collateral ..         (12,324)          (4,372)
                                                                           -----------      -----------
      Carrying value of CMO collateral ...............................       3,438,057        2,229,168
Finance receivables, net of pledge balances (2)--
   Due from affiliates ...............................................         225,872          166,078
   Due from other mortgage banking companies .........................         343,439          300,571
                                                                           -----------      -----------
      Carrying value of finance receivables ..........................         569,311          466,649
Mortgage loans held-for-investment--
   Mortgage loans held-for-investment, unpaid principal balance ......          10,718           20,086
   Unamortized net discounts on loans ................................             (40)              (8)
                                                                           -----------      -----------
      Carrying value of mortgage loans held-for-investment ...........          10,678           20,078
Carrying value of Gross Loans Receivable .............................       4,018,046        2,715,895
   Allowance for loan losses .........................................         (16,934)         (11,692)
                                                                           -----------      -----------
      Carrying value of Net Loans Receivable .........................       4,001,112        2,704,203
                                                                           -----------      -----------
   Total carrying value of Mortgage Assets ...........................     $ 4,029,250      $ 2,737,192
                                                                           ===========      ===========

(1) Unrealized gains on investment securities available-for-sale is a component of accumulated other comprehensive losses in stockholders' equity.

(2) Outstanding advances on warehouse lines that the warehouse lending operations makes to affiliates and external customers.

7. Allowance for Loan Losses

      The Company makes a monthly provision for estimated loan losses on its long-term investment portfolio as an increase to allowance for loan losses. The provision for estimated loan losses is primarily based on a migration analysis based on historical loss statistics, including cumulative loss percentages and loss severity, of similar loans in the Company's long-term investment portfolio. The loss percentage is used to determine the estimated inherent losses in the investment portfolio. Provision for loan losses is also based on management's judgment of net loss potential, including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, the value of the collateral and current economic conditions that may affect the borrowers' ability to pay. The adequacy of the allowance for loan losses is evaluated on a monthly basis by management to maintain the allowance at levels sufficient to provide for inherent losses. The migration system analyzes historical migration of mortgage loans from original current status to 30-, 60- and 90-day delinquency, foreclosure, and other real estate owned and liquidated. The principal balance of all loans currently in the long-term investment portfolio are included in the migration analysis until the principal balance of loans either become real estate owned or are paid in full. The statistics generated by the migration analysis are used to establish the general valuation for loan losses. The following tables present activity for allowance for loan losses for the periods shown (in thousands):

                                                         For the Three Months
                                                            Ended June 30,
                                                      -------------------------
                                                        2002             2001
                                                      --------          -------
Balance, beginning of period ................         $ 14,764          $ 6,295
Provision for loan losses ...................            4,234            3,905
Charge-offs, net of recoveries ..............           (2,064)          (2,383)
                                                      --------          -------
Balance, end of period ......................         $ 16,934          $ 7,817
                                                      ========          =======

                                                          For the Six Months
                                                            Ended June 30,
                                                      -------------------------
                                                        2002             2001
                                                      --------          -------
Balance, beginning of period ................         $ 11,692          $ 5,090
Provision for loan losses ...................            7,941            7,943
Charge-offs, net of recoveries ..............           (2,699)          (5,216)
                                                      --------          -------
Balance, end of period ......................         $ 16,934          $ 7,817
                                                      ========          =======

8. Segment Reporting

      The Company internally reviews and analyzes its operating segments as follows:

      o the long-term investment operations, conducted by IMH and IMH Assets, invests primarily in non-conforming Alt-A residential mortgage loans acquired from the mortgage operations and mortgage-backed securities secured by or representing interests in such loans and in second mortgage loans;

      o the warehouse lending operations, conducted by IWLG, provides warehouse and repurchase financing to affiliated companies and to approved mortgage bankers, a majority of which are correspondents of IFC, to finance mortgage loans; and

      o     the mortgage operations, conducted by IFC, Impac Lending Group
            (ILG), a division of IFC, and Novelle Financial Services (NFS), a subsidiary of IFC, purchases and originates primarily non-conforming Alt-A mortgage loans, second mortgage loans and, to a lesser extent, B/C loans from its network of third party correspondent sellers, mortgage brokers and retail customers. IFC is an unconsolidated taxable REIT subsidiary of IMH and its results of operations are shown as "Equity interest in net earnings of IFC."

      The following table shows reporting segments as of and for the six months ended June 30, 2002 (in thousands):

                                           Long-Term        Warehouse
                                           Investment        Lending            (a)
                                           Operations       Operations      Eliminations      Consolidated
                                           ----------       ----------      ------------      ------------
Balance Sheet Items
    CMO collateral                         $3,438,057        $     --        $      --         $3,438,057
    Total assets                            3,901,136         600,493         (219,715)         4,281,914
    Total stockholders' equity                397,210          79,706         (219,606)           257,310

Income Statement Items
    Interest income                        $   75,990        $ 17,257        $    (950)        $   92,297
    Interest expense                           49,928          10,118             (950)            59,096
    Equity interest in net earnings
      of IFC (b)                                   --              --           10,062             10,062
    Net earnings                               16,369           6,943           10,062             33,374

      The following table shows reporting segments for the three months ended June 30, 2002 (in thousands):

Income Statement Items
    Interest income                        $   40,535        $  9,637        $    (943)        $   49,229
    Interest expense                           26,947           5,671             (943)            31,675
    Equity interest in net earnings
      of IFC (b)                                   --              --            5,453              5,453
    Net earnings                                8,446           3,826            5,453             17,725

      The following table shows reporting segments as of and for the six months ended June 30, 2001 (in thousands):

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

      The following table shows reporting segments for the three months ended June 30, 2001 (in thousands):

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

(b) The mortgage operations are accounted for using the equity method and are an unconsolidated qualified REIT subsidiary of the Company.

9. Investment in Impac Funding Corporation

      The Company is entitled to 99% of the earnings or losses of IFC through its ownership of 100% of the non-voting preferred stock of IFC. As such, the Company records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. The following tables are financial information for IFC for the periods presented (in thousands):

                                 BALANCE SHEETS

                                                                      June 30,      December 31,
                                                                         2002           2001
                                                                      ---------     ------------
                                            ASSETS
Cash                                                                  $  27,671      $  28,612
Investment securities available-for-sale                                     94          3,394
Mortgage loans held-for-sale                                            241,057        174,172
Mortgage servicing rights                                                 7,820          8,468
Premises and equipment, net                                               4,927          5,333
Accrued interest receivable                                                 240            130
Other assets                                                             30,062         19,693
                                                                      ---------      ---------
     Total assets                                                     $ 311,871      $ 239,802
                                                                      =========      =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings from IWLG                                                  $ 238,425      $ 174,136
Due to affiliates                                                        14,500         14,500
Deferred revenue                                                          3,779          4,479
Accrued interest expense                                                    336            453
Other liabilities                                                        32,701         26,914
                                                                      ---------      ---------
     Total liabilities                                                  289,741        220,482
                                                                      ---------      ---------
Shareholders' Equity:
Preferred stock                                                          18,053         18,053
Common stock                                                                182            182
Retained earnings                                                        18,885          8,722
Cumulative dividends declared                                           (14,734)        (8,984)
Accumulated other comprehensive gain (loss)                                (256)         1,347
                                                                      ---------      ---------
     Total shareholders' equity                                          22,130         19,320
                                                                      ---------      ---------
     Total liabilities and shareholders' equity                       $ 311,871      $ 239,802
                                                                      =========      =========

                            STATEMENTS OF OPERATIONS

                                                            For the Three Months         For the Six Months
                                                               Ended June 30,              Ended June 30,
                                                           ----------------------      ----------------------
                                                             2002          2001          2002          2001
                                                           --------      --------      --------      --------
Interest income                                            $  7,926      $  5,253      $ 14,572      $ 12,745
Interest expense                                              5,916         4,774        10,891        11,972
                                                           --------      --------      --------      --------
   Net interest income                                        2,010           479         3,681           773

Gain on sale of loans                                        19,574        12,875        35,732        20,523
Loan servicing income                                          (391)          769          (748)        1,800
Other non-interest income                                       346            65         2,080           112
                                                           --------      --------      --------      --------
   Total non-interest income                                 19,529        13,709        37,064        22,435

Personnel expense                                             6,270         3,453        11,843         6,638
General and administrative and other expense                  4,368         3,382         8,457         5,655
Amortization of mortgage servicing rights                       993         1,188         2,493         2,445
Provision for repurchases                                       395             8           830            14
Mark-to-market loss - FAS 133                                    (8)           --          (456)          (17)
                                                           --------      --------      --------      --------
   Total non-interest expense                                12,018         8,031        23,167        14,735

Earnings before income taxes and cumulative effect
 of change in accounting principle                            9,521         6,157        17,578         8,473
   Income taxes                                              (4,013)       (2,608)       (7,415)       (3,609)
                                                           --------      --------      --------      --------
Earnings before cumulative effect of change in
 accounting principle                                         5,508         3,549        10,163         4,864
   Cumulative effect of change in accounting principle           --            --            --            17
                                                           --------      --------      --------      --------
Net earnings                                                  5,508         3,549        10,163         4,847
   Less: Cash dividends on preferred stock                   (3,713)       (2,475)       (5,693)       (4,419)
                                                           --------      --------      --------      --------
Net earnings available to common stockholders              $  1,795      $  1,074      $  4,470      $    428
                                                           ========      ========      ========      ========

10. Accounts Receivable

      An accounting entry for $132.5 million was recorded to accounts receivable for the pre-funding of the CMO that was completed on June 26, 2002. Pre-funding allows the Company to complete a securitized transaction and lock-in financing terms and conditions before mortgage loans securing CMOs are delivered to the trustee. However, the Company must establish a pre-funding account with the trustee whereby all or a portion of the proceeds of the sale of one or more classes of bonds created by the CMO will be deposited in the account to be released as additional mortgage loans are transferred. As of July 31, 2002, mortgage loans were transferred to the trustee thereby satisfying all requirements of the pre-funding arrangement.

11. Stockholders' Equity

      During the six months ended June 30, 2002, accumulated other comprehensive losses increased by $10.0 million due to a $9.3 million increase in unrealized loss on derivative assets and a $711,000 increase in unrealized loss on investment securities available-for-sale.

      During the six months ended June 30, 2002, the Company issued 7.4 million shares of common stock and received net proceeds of $57.0 million.

      During the three months ended June 30, 2002, the Company sold 489,300 shares of common stock pursuant to its sales agency agreement which provided net proceeds of approximately $5.5 million.

      On June 25, 2002, the Company declared a second quarter cash dividend of $0.43 per common share, or $17.2 million, which was paid on July 12, 2002 to common stockholders of record on July 3, 2002.

      On March 26, 2002, the Company declared a first quarter cash dividend of $0.40 per common share, or $15.8 million, which was paid on April 16, 2002 to common stockholders of record on April 3, 2002.

12. Subsequent Events

      On July 17, 2002, the Company filed an Articles of Amendment with the State Department of Assessments and Taxation of Maryland on increasing authorized shares of Common Stock. The increase was approved by the shareholders on June 25, 2002.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, adverse economic conditions, the ability to generate sufficient liquidity, including completing securitizations and earning interest on our mortgage loans, different interest rate fluctuations on our assets and liabilities, changes in the difference between short-term and long-term interest rates, increase in prepayment rates on our mortgage assets, changes in assumptions regarding estimated loan losses, the availability of financing and, if available, the terms of any financing. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements refer to "Risk Factors" in this Quarterly Report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

      The terms "Company," "we," "us," and "our" refer to Impac Mortgage Holdings, Inc., a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp., or "IMH Assets," Impac Warehouse Lending Group, Inc., or "IWLG," and its affiliate, Impac Funding Corporation, or "IFC," together with its wholly-owned subsidiaries Impac Secured Assets Corporation and Novelle Financial Services, Inc. References to Impac Mortgage Holdings, Inc., or "IMH," are made to differentiate IMH, the publicly traded company, as a separate entity from IMH Assets, IWLG and IFC.

      IMH is a mortgage real estate investment trust ("REIT"). Together with our subsidiaries and affiliate, IFC, we are a nationwide acquirer, originator, securitizer and investor of primarily non-conforming Alt-A mortgage loans ("Alt-A"). Alt-A mortgage loans consist primarily of mortgage loans that are first lien mortgage loans made to borrowers whose credit is generally within typical Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") guidelines, but that have loan characteristics that make them non-conforming under those guidelines. For instance, the Alt-A mortgage loans may have higher loan-to-value LTV ratios than allowable or may have excluded certain documentation or verifications. Therefore, in making credit decisions, we are more reliant upon the borrower's credit score and the adequacy of the underlying collateral. Alt-A credit quality loans generally have a credit score of 600 or better while "A" credit quality loans generally have a credit score of 640 or better.

      We believe that the non-conforming Alt-A mortgage market is expanding because this market niche provides mortgage borrowers with valuable financing alternatives to Fannie Mae, Freddie Mac and sub-prime lenders. We also believe that Alt-A mortgage loans provide an attractive net earnings profile by producing higher yields without commensurately higher credit losses than other types of mortgage loans. Since 1999, we have acquired and originated primarily Alt-A mortgage loans. We also provide warehouse and repurchase financing to originators of mortgage loans. Our ultimate goal is to generate consistent and reliable income for distribution to our stockholders primarily from the earnings of our long-term investment operations.

Critical Accounting Policies

      Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements:

      o Allowance for losses on loans. For further information, see note 7 on page 12 of notes to consolidated financial statements and pages 21 and 22 of this section; and

      o Accounting for Derivative Instruments and Hedging Activities. For further information, see note 4 on pages 9 and 10 of notes to consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" on page 45.

Significant Transactions

      On February 7, 2002, IMH issued 7.4 million shares of common stock at a price of $8.25 per share and received net proceeds of $57.0 million.

      On March 26, 2002, IMH declared a first quarter cash dividend of $0.40 per common share, or $15.8 million, which was paid on April 16, 2002 to common stockholders of record on April 3, 2002.

      On June 25, 2002, IMH declared a second quarter cash dividend of $0.43 per common share, or $17.2 million, which was paid on July 12, 2002 to common stockholders of record on July 3, 2002.

      During the three months ended June 30, 2002, IMH issued and sold 489,300 shares of common stock pursuant to its sales agency agreement at an average net price of $11.21 per share, which provided net proceeds of approximately $5.5 million.

Operating Segments

      We primarily operate three core businesses: the long-term investment operations, the mortgage operations, and the warehouse lending operations.

Long-Term Investment Operations

      The long-term investment operations, conducted by IMH and IMH Assets, invest primarily in Alt-A mortgage loans. This business primarily generates net interest income on its mortgage investment portfolio and, to a lesser extent, its investment securities portfolio. Alt-A mortgage loans are financed with collateralized mortgage obligations ("CMOs"), warehouse facilities and proceeds from the sale of capital stock. During the first six months of 2002, the long-term investment operations acquired $1.6 billion of primarily Alt-A adjustable-rate mortgages ("ARMs") secured by first liens on residential property from the mortgage operations. Of the Alt-A mortgages acquired during the first six months of 2002, 72% were acquired with prepayment penalty features with a weighted average coupon of 6.54% and a weighted average credit score of
684. As of June 30, 2002, the long-term mortgage investment portfolio was $3.4 billion of which approximately 94% were ARMs and 6% were fixed rate mortgages ("FRMs"). The long-term mortgage investment portfolio had a weighted average coupon of 7.13%, a weighted average margin of 3.15% and an original weighted average credit score of 676. Ninety-six percent of long-term mortgage investment portfolio were Alt-A mortgages, 65% had prepayment penalty features with a weighted average expiration period of 22 months and 50% were six-month London Interbank Offered Rate ("LIBOR") indexed hybrid loans ("six month hybrids"). Six months hybrids have initial fixed interest rate periods of two to five years, which subsequently adjust to ARMs, and had an average interest rate adjustment period of approximately 13 months as of June 30, 2002.

Mortgage Operations

      The mortgage operations, conducted by IFC, acquire, originate, sell and securitize primarily Alt-A mortgage loans and, to a lesser extent, sub-prime mortgage loans ("B/C loans"). The mortgage operations generate income by securitizing and selling loans to permanent investors, including the long-term investment operations. This business also earns revenues from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on loans held for sale. The mortgage operations primarily use warehouse lines of credit to finance the acquisition and origination of mortgage loans. Loan acquisitions and originations by the mortgage operations were $2.6 billion during the first six months of 2002. Of mortgages acquired or originated during the first six months of 2002, 75% had prepayment penalty features and 69% were ARMs. During the first six months of 2002, the mortgage operations sold $1.6 billion of mortgage loans to the long-term investment operations, issued real estate mortgage investment conduits ("REMICs") totaling $594.7 million and sold $308.6 million of mortgage loans to first party investors. As of June 30, 2002, the master servicing portfolio was $6.9 billion and the loan delinquency rate of mortgages in the master servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 4.70%.

Warehouse Lending Operations

      The warehouse lending operations, conducted by IWLG, provide short-term financing to mortgage loan originators by funding mortgage loans from their closing date until they are sold to pre-approved investors. The warehouse lending operations earn fees, as well as a spread, from the difference between its cost of borrowings and the interest earned on advances. As of June 30, 2002, the warehouse lending operations had $498.0 million of short-term warehouse lines of credit available to 59 non-affiliated customers, of which $343.4 million was outstanding.

Results of Operations--Impac Mortgage Holdings, Inc.

For the Three Months Ended June 30, 2002 as compared to the Three Months Ended June 30, 2001

      Net earnings for the second quarter of 2002 was $17.7 million, or $0.44 per diluted share, as compared to net earnings of $8.8 million, or $0.33 per diluted share, for the second quarter of 2001. Net earnings rose as net interest income increased $7.0 million due to an increase in average mortgage assets while equity in net earnings of IFC, the Company's taxable REIT subsidiary, increased $1.9 million.

      Net interest income increased 66% to $17.6 million during the second quarter of 2002 as compared to $10.6 million during the second quarter of 2001 as total average mortgage assets rose. Total average mortgage assets increased 85% to $3.7 billion during the second quarter of 2002 as compared to $2.0 billion during the second quarter of 2001 as the long-term investment operations acquired $2.5 billion of mortgage loans for long-term investment since the end of the second quarter of 2001.

      Yield on Mortgage Assets declined 221 basis points to 5.26% during the second quarter of 2002 as compared to 7.47% during the second quarter of 2001 as interest rates on mortgage loans declined. The decline in mortgage interest rates was the result of short-term interest rate reductions by the Federal Reserve Bank during 2001 and 2002 in response to a faltering economy and the events of September 11, 2001. Short-term interest rates reached historical lows during 2002. As short-term interest rates and mortgage rates declined, borrowing costs on Mortgage Assets declined as well. Yield on borrowings on Mortgage Assets declined 219 basis points to 3.58% during the second quarter of 2002 as compared to 5.77% during the second quarter of 2001.

      The decrease in net interest spread resulted in a 22 basis point decrease in net interest margins on Mortgage Assets to 1.85% during the second quarter of 2002 as compared to 2.07% during the second quarter of 2001. Margin compression during the second quarter of 2002 was primarily due to the acquisition of six-month LIBOR indexed ARMs ("six month ARMs") since the end of the third quarter of 2001. Prior to the third quarter of 2001, the long-term investment operations primarily acquired six month hybrids which have initial fixed interest rate periods of two to five years and subsequently change to six month ARMs.

      The acquisition of six month ARMs compressed net interest margins as six month ARMs typically have lower initial interest rates than six month hybrids. The acquisition of six month ARMs dramatically changed the composition of the mortgage loan investment portfolio and reduced its weighted average coupon. However, since six month ARMs generally have longer expected durations than six month hybrids, we expect that six month ARMs will generate more consistent and reliable cash flows over a longer time horizon while at the same time reducing interest rate risk in an ever-changing interest rate environment.

      The acquisition of six month ARMs also compressed net interest margins as we were able to finance a higher percentage of six month ARMs securing CMOs than we could previously finance with six month hybrids as collateral for CMOs. Although this caused an overall increase in leverage on the mortgage loan investment portfolio and compressed net interest margins, we were able to efficiently use available capital and earn as comparable a return on the capital invested in six month ARMs as we previously earned on six month hybrids.

      In addition, because we frequently finance the acquisition of mortgage loans with CMOs, we significantly reduce our exposure to liquidity risk by converting the financing of loans from reverse repurchase agreements, which are subject to margin calls, to long-term debt financing, which are not subject to margin calls. Currently, the average amount of time between when the mortgage operations acquires and originates a mortgage loan and when the mortgage loan is securitized is 30 to 45 days.

      We expect a favorable interest rate environment for the remainder of 2002 as the economy slowly recovers from the current recession. The Federal Reserve Bank did not raise short-term interest rates at its last meeting as it indicated that the pace of the economic recovery remains uncertain. There appears to be no imminent plans by the Federal Reserve Bank to increase short-term interest in the near term. We feel that interest rate hedging instruments that are currently in place, a significant volume of ARMs that have been acquired since the end of the third quarter of 2001 and our on-going hedging policy will help to mitigate possible adverse effects that rising interest rates may have on future earnings.

      The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the second quarters of 2002 and 2001 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                          For the Three Months                       For the Three Months
                                                          Ended June 30, 2002                        Ended June 30, 2001
                                                  -------------------------------------       -------------------------------------
                                                    Average                    Wtd. Avg        Average                     Wtd. Avg
                                                    Balance        Interest      Yield         Balance        Interest       Yield
                                                  -------------------------------------       -------------------------------------
          Mortgage Assets
Securities collateralized by mortgages            $   28,655       $   655        9.14%       $   32,663       $   992       12.15%

Loans receivable:
CMO collateral (1)                                 2,865,465        37,750        5.27         1,317,851        24,290        7.37
Mortgage loans held-for-investment (1)                96,062         1,231        5.13           177,195         3,108        7.02
Finance receivables:
 Affiliated                                          430,283         4,895        4.55           232,464         4,135        7.12
 Non-affiliated                                      249,362         3,746        6.01           222,019         4,486        8.08
                                                  ------------------------                    ------------------------
   Total finance receivables                         679,645         8,641        5.09           454,483         8,621        7.59
                                                  ------------------------                    ------------------------
     Total Loans receivable                        3,641,172        47,622        5.23         1,949,529        36,019        7.39
                                                  ------------------------                    ------------------------
Total Mortgage Assets                             $3,669,827       $48,277        5.26%       $1,982,192       $37,011        7.47%
                                                  ========================                    ========================

      Borrowings on Mortgage Assets
CMO borrowings (2)                                $2,769,705       $25,524        3.69%       $1,242,049       $17,175        5.53%
Reverse repurchase agreements - mortgages            719,328         5,348        2.97           595,421         8,938        6.00
Borrowings secured by investment securities           10,714           475       17.73            18,189           660       14.51
                                                  ------------------------                    ------------------------
Total Borrowings on Mortgage Assets               $3,499,747       $31,347        3.58%       $1,855,659       $26,773        5.77%
                                                  ========================                    ========================

Net Interest Spread (3)                                                           1.68%                                       1.70%
Net Interest Margin (4)                                                           1.85%                                       2.07%

(1)   Interest income includes amortization of acquisition costs.

(2)   Interest expense includes amortization of securitization costs.

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

      Due to the acquisition of a high percentage of mortgage loans with prepayment penalties, constant prepayment rates ("CPR") improved to 26% during the second quarter of 2002 as compared to 41% during the second quarter of 2001. CPR results from the unscheduled principal pay down or payoff of mortgage loans prior to the contractual maturity date or contractual payment schedule of the mortgage loan. Mortgage loans acquired from the mortgage operations with prepayment penalty features help to mitigate CPR and corresponding premium and securitization cost amortization as a result of refinancing activity. Loan premiums paid for acquiring mortgage loans and securitization costs for obtaining financing are amortized to interest income and interest expense over the estimated lives of the mortgage loans or related borrowings.

      The long-term investment operations acquired $1.1 billion of primarily Alt-A mortgage loans from the mortgage operations during the second quarter of 2002. The following table summarizes mortgage loan acquisitions for the periods indicated (in thousands):

                            LOAN ACQUISITION SUMMARY
                            (excludes premiums paid)

                                                       For the Three Months
                                                          Ended June 30,
                                             ---------------------------------------
                                                    2002                  2001
                                             ------------------     ----------------
                                               Balance       %       Balance      %
                                             ----------     ---     --------      --
Volume by Type:
  Adjustable rate ......................     $1,095,144     100     $362,048      98
  Fixed rate ...........................            867       0        5,679       2
                                             ----------             --------
     Total Loan Acquisitions ...........     $1,096,011             $367,727
                                             ==========             ========
Volume by Product:
  Six month LIBOR indexed ARMs .........     $  785,040      72     $ 20,954       6
  Six month LIBOR indexed hybrids (1) ..        310,104      28      341,094      93
  Fixed first trust deeds ..............            556       0           --
  Fixed second trust deeds .............            311       0        5,679       1
                                             ----------             --------
     Total Loan Acquisitions ...........     $1,096,011             $367,727
                                             ==========             ========
Volume by Credit Quality:
  Alt-A loans ..........................     $1,091,232     100     $365,971     100
  B/C loans ............................          4,779       0        1,756       0
                                             ----------             --------
     Total Loan Acquisitions ...........     $1,096,011             $367,727
                                             ==========             ========
Volume by Purpose:
  Purchase .............................     $  680,806      62     $233,768      64
  Refinance ............................        415,205      38      133,959      36
                                             ----------             --------
     Total Loan Acquisitions ...........     $1,096,011             $367,727
                                             ==========             ========
Volume by Prepayment Penalty:
  With prepayment penalty ..............     $  835,124      76     $228,653      62
  Without prepayment penalty ...........        260,887      24      139,074      38
                                             ----------             --------
     Total Loan Acquisitions ...........     $1,096,011             $367,727
                                             ==========             ========

(1) Mortgage loans are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.

      Seventy-two percent of mortgage loans acquired by the long-term investment operations from the mortgage operations during the second quarter of 2002 were six month ARMs as compared to 6% during the second quarter of 2001. The shift from acquiring primarily six month hybrids prior to the end of the third quarter of 2001 to primarily acquiring six month LIBOR indexed ARMs reflects a widening gap between short- and long-term interest rates and adjustable- and fixed-rate mortgages and borrowers belief that short-term interest rates will not increase significantly in the near term. The acquisition for long-term investment of a higher than expected volume of ARMs from the mortgage operations has shifted projected future earnings from less reliance on gain on sale of loans as a source of revenue to net interest income generated from the mortgage loan investment portfolio.

      To finance the acquisition of mortgage loans during the second quarter of 2002, the long-term investment operations issued $1.2 billion of CMOs, which were primarily AAA rated bonds, and were priced on a weighted average basis of one-month LIBOR plus 42 basis points. In addition, we raised $5.5 million upon the issuance of 489,300 shares of common stock at an average net price of $11.21 per share. Common stock was sold as part of our sales agency agreement to sell up to 3,594,082 shares from time to time, at our discretion, at market prices.

      We continue to maintain an allowance for loan losses relative to total loans receivable at the same ratio as last year-end when total assets were $2.9 billion. We believe that maintaining sufficient levels of loan loss allowances combined with acquiring mortgages with favorable credit profiles will help to mitigate our credit risk. Allowance for loan losses increased 44% to $16.9 million as of June 30, 2002 as compared to $11.7 million as of December 31, 2001. Allowance for loan losses expressed as a percentage of loans receivable, which includes CMO collateral, mortgage loans held-for-investment and finance receivables, was 0.42% as of June 30, 2002 as compared to 0.43% as of December 31, 2001. As of June 30, 2002, total non-performing assets were $88.1 million, or 2.06% of total assets, as compared to $69.3 million, or 2.43% of total assets, as of December 31, 2001. Mortgage loans that were 60 or more days delinquent, including foreclosures and delinquent bankruptcies, was 3.10% of the long-term mortgage investment portfolio as of June 30, 2002 as compared to 3.84% as of December 31, 2001.

      We make monthly provisions for estimated loan losses on our long-term investment portfolio as an increase to allowance for loan losses. The provision for estimated loan losses is primarily based on a migration analysis based on historical loss statistics, including cumulative loss percentages and loss severity, of similar loans in our long-term investment portfolio. The loss percentage is used to determine the estimated inherent losses in the investment portfolio. Provision for loan losses is also based on management's judgment of net loss potential, including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, the value of the collateral and current economic conditions that may affect the borrowers' ability to pay. During the second quarter of 2002, provision for loan losses was $4.2 million as compared to $3.9 million for the second quarter of 2001. Actual loan losses, net of recoveries, during the second quarter of 2002 were $2.1 million as compared to actual loan losses, net of recoveries, of $2.4 million during the second quarter of 2001.

      Equity in net earnings of IFC increased 57% to $5.5 million during the second quarter of 2002 as compared to $3.5 million during the second quarter of 2001 as loan acquisitions and originations and sales volume rose. Loan acquisitions and originations during the second quarter of 2002 was $1.4 billion as compared to $764.9 million during the second quarter of 2001. The increase in loan acquisitions and originations resulted in loan sales of $1.5 billion during the second quarter of 2002 and gain on sale of loans of $19.6 million as compared to loan sales of $969.4 million and gain on sale of loans of $12.9 million during the second quarter of 2001. Refer to "Results of Operations--Impac Funding Corporation" for more information on the operating results of IFC.

      Core Operating Earnings. Core operating earnings for the second quarter of 2002 increased to $17.7 million, or $0.44 per diluted share, as compared to core operating earnings of $10.5 million, or $0.39 per diluted share, for the second quarter of 2001. Core operating earnings reflect recurring earnings from operations and exclude one-time, non-recurring income and expense items and the effect of fair market accounting for derivative instruments and hedging activities. Core operating earnings is a concept not recognized by generally accepted accounting principles ("GAAP") and may not be comparable to core operating earnings of other companies.

      The following table summarizes the calculation of core operating earnings and a reconciliation of core operating earnings to net earnings (in thousands, except earnings per share amounts):

                                                            For the Three Months
                                                               Ended June 30,
                                                            --------------------
                                                               2002      2001
                                                             -------   -------

Net earnings ..............................................  $17,725   $ 8,783
Adjustments to net earnings:
   Mark-to-market loss - FAS 133 ..........................       --       581
   Write-down on investment securities available-for-sale .       --       108
   Cumulative effect of change in accounting principle ....       --     1,006
                                                             -------   -------
Core operating earnings ...................................  $17,725   $10,478
                                                             =======   =======
Core operating earnings per share .........................  $  0.44   $  0.39
                                                             =======   =======

      Estimated Taxable Earnings. Estimated taxable earnings for the second quarter of 2002 were $18.5 million, or $0.46 per diluted share, as compared to $10.4 million, or $0.38 per diluted share, during the second quarter of 2001. Estimated taxable earnings during the second quarter of 2002 were greater than net earnings per GAAP as excess provision for loan losses cannot be deducted from taxable earnings. During the second quarter of 2002, provision for loan losses of $4.2 million were in excess of actual loan charge-offs, net of recoveries, of $2.1 million. In addition, estimated taxable earnings for the second quarter of 2002 reflects a $3.7 million dividend from IFC on its after-tax net earnings of $5.5 million. The board of directors declared a cash dividend of $0.43 per share during the second quarter of 2002, which was paid on July 12, 2002 to stockholders of record on July 3, 2002.

      The following table summarizes the calculation of estimated taxable earnings and a reconciliation of estimated taxable earnings to net earnings (in thousands, except earnings per share amounts):

                                                                    For the Three Months
                                                                       Ended June 30,
                                                                   ----------------------
                                                                     2002          2001
                                                                   --------      --------
Net earnings .................................................     $ 17,725      $  8,783
Adjustments to net earnings:
   Mark-to-market loss - FAS 133 .............................           --           581
   Write-down on investment securities available-for-sale ....           --           108
   Loan loss provision .......................................        4,234         3,905
   Dividends from IFC ........................................        3,713         2,475
   Cash received from previously charged-off assets ..........          473           438
   Tax deduction for actual loan losses ......................       (2,064)       (2,383)
   Equity in net earnings of IFC .............................       (5,453)       (3,528)
   Tax difference of amortization of derivative instruments ..         (140)           --
                                                                   --------      --------
Estimate taxable earnings (1) ................................     $ 18,488      $ 10,379
                                                                   ========      ========
Estimated taxable earnings per share (1) .....................     $   0.46      $   0.38
                                                                   ========      ========

(1) Reflects calculation of estimated taxable earnings generated by the Company during periods shown. Excludes remaining quarterly tax deduction of $2.7 million during 2001 for amortization of the termination of the Company's management agreement in 1997, the deduction for dividends paid and the availability of a deduction attributable to a net operating loss carry forward. As of December 31, 2001, the Company's estimated federal net operating loss carry forwards were $21.5 million, which expire in the year 2020, and estimated state net operating loss carry forwards of $21.5 million, which expire in the year 2010, that are available to offset future taxable income.

Results of Operations-- Impac Funding Corporation

For the Three Months Ended June 30, 2002 as compared to the Three Months Ended June 30, 2001

      Net earnings increased 57% to $5.5 million during the second quarter of 2002 as compared to $3.5 million during the second quarter of 2001 as loan acquisitions and originations and sales volume rose. Loan acquisitions and originations increased 81% to $1.4 billion during the second quarter of 2002 as compared to $764.9 million during the second quarter of 2001. Loan acquisitions and originations during the second quarter of 2002 was driven by low mortgage rates, strong housing demand, innovative loan programs and IFC's automated underwriting system, IDASL, which enhances the origination process.

      The increase in loan acquisitions and originations resulted in loan sales of $1.5 billion during the second quarter of 2002 which contributed to gain on sale of loans of $19.6 million as compared to loan sales of $969.4 million which contributed gain on sale of loans of $12.9 million during the second quarter of 2001. Additionally, profit margins on mortgage loans sold during the second quarter of 2002 were more favorable as compared to profit margins on mortgage loans sold during the second quarter of 2001. IFC's goal is to securitize loans more frequently as less capital is required, higher liquidity is maintained and less interest rate and price volatility during the mortgage loan accumulation period results.

      The following table summarizes mortgage loan acquisitions and originations for the periods indicated (in thousands):

                             LOAN PRODUCTION SUMMARY
                            (excludes premiums paid)

                                                    For the Three Months
                                                        Ended June 30,
                                            --------------------------------------
                                                   2002                 2001
                                            -----------------     ----------------
                                              Balance      %       Balance      %
                                              -------      -       -------      -
Volume by Type:
  Fixed rate ..........................     $  404,007     29     $401,882      53
  Second trust deeds ..................         24,191      2        9,843       1
  Adjustable rate:
     Six month LIBOR ARMs .............        624,123              22,279
     Six month LIBOR hybrids ..........        335,098             330,865
                                            ----------            --------
  Total adjustable rate ...............        959,221     69      353,144      46
                                            ----------            --------
     Total Loan Production ............     $1,387,419            $764,869
                                            ==========            ========
Volume by Channel:
  Correspondent acquisitions ..........     $1,036,472     75     $593,649      78
  Wholesale and retail originations ...        256,381     18      171,220      22
  Novelle Financial Services ..........         94,566      7           --       0
                                            ----------            --------
     Total Loan Production ............     $1,387,419            $764,869
                                            ==========            ========
Volume by Credit Quality:
  Alt-A loans .........................     $1,287,377     93     $761,211     100
  B/C loans ...........................        100,042      7        3,658       0
                                            ----------            --------
     Total Loan Production ............     $1,387,419            $764,869
                                            ==========            ========
Volume by Purpose:
  Purchase ............................     $  839,140     60     $458,997      60
  Refinance ...........................        548,279     40      305,872      40
                                            ----------            --------
     Total Loan Production ............     $1,387,419            $764,869
                                            ==========            ========
Volume by Prepayment Penalty:
  With prepayment penalty .............     $1,101,865     79     $509,564      67
  Without prepayment penalty ..........        285,554     21      255,305      33
                                            ----------            --------
     Total Loan Production ............     $1,387,419            $764,869
                                            ==========            ========

      Net interest income increased to $2.0 million during the second quarter of 2002 as compared to $479,000 during the second quarter of 2001 as average loans held for sale increased and net interest margins widened. Average loans held for sale increased to $450.4 million during the second quarter of 2002 as compared to $236.1 million during the second quarter of 2001 as a result of higher loan acquisitions and originations. Net interest margins increased to 2.09% during the second quarter of 2002 as compared to 1.01% during the second quarter of 2001 as interest rate spreads on FRMs and ARMs widened.

      Total non-interest expense increased to $12.0 million during the second quarter of 2002 as compared to $8.0 million during the second quarter of 2001. The increase in total non-interest expense was primarily due to an increase in personnel expense as staff was added to meet greater loan acquisition and origination volumes. Although non-interest expense increased during the second quarter of 2002, fully loaded expense to acquire and originate an Alt-A mortgage loan declined to 76 basis points during the second quarter of 2002 as compared to 95 basis points during the second quarter of 2001. Fully loaded expense includes both direct costs incurred to acquire and originate Alt-A mortgage loans, which includes loan origination and sales and marketing costs, and indirect costs, which includes accounting, administration, legal and information technology costs.

Results of Operations--Impac Mortgage Holdings, Inc.

For the Six Months Ended June 30, 2002 as compared to the Six Months Ended June 30, 2001

      Net earnings for the first six months of 2002 were $33.4 million, or $0.87 per diluted share, as compared to net earnings of $9.9 million, or $0.37 per diluted share, for the same period of 2001. Net earnings rose as net interest income increased by $13.8 million, equity in net earnings of IFC increased by $5.3 million and mark-to-market losses on derivative instruments decreased by $5.2 million. Since fair market adjustments on derivative instruments, in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," were recorded to stockholders' equity during the first six months of 2002, net earnings were unaffected. During the first six months of 2001, SFAS 133 resulted in mark-to-market losses on derivative instruments and a corresponding reduction to net earnings of $5.2 million.

      Net interest income increased 71% to $33.2 million during the first six months of 2002 as compared to $19.4 million during the same period of 2001 as total average mortgage assets rose. Total average mortgage assets increased 74% to $3.3 billion during the first six months of 2002 as compared to $1.9 billion during the same period of 2001 as the long-term investment operations acquired $2.5 billion of mortgage loans for long-term investment since the end of the second quarter of 2001. Yield on Mortgage Assets declined 238 basis points to 5.43% during the first six months of 2002 as compared to 7.81% during the same period of 2001 as interest rates on mortgage loans declined. The decline in mortgage interest rates was the result of short-term interest rate reductions by the Federal Reserve Bank during 2001 and 2002 in response to a faltering economy and the events of September 11, 2001. Short-term interest rates reached historical lows during 2002. As short-term interest rates and mortgage rates declined, borrowing costs on Mortgage Assets declined as well. Yield on borrowings on Mortgage Assets declined 258 basis points to 3.69% during the first six months of 2002 as compared to 6.27% during the same period of 2001.

      The decrease in net interest spread resulted in a 3 basis point decrease in net interest margins on Mortgage Assets to 1.92% during the first six months of 2002 as compared to 1.95% during the first six months of 2001. Margin compression during the first six months of 2002 was primarily due to the acquisition of six month ARMs since the end of the third quarter of 2001. The acquisition of six month ARMs compressed net interest margins as six month ARMs typically have lower initial interest rates than six month hybrids. The acquisition of six month ARMs also compressed net interest margins as we were able to finance a higher percentage of six month ARMs securing CMOs than we could previously finance with six month hybrids as collateral for CMOs.

      The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the first six months of 2002 and 2001 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                           For the Six Months                         For the Six Months
                                                           Ended June 30, 2002                        Ended June 30, 2001
                                                  -------------------------------------       --------------------------------------
                                                    Average                    Wtd. Avg        Average                      Wtd. Avg
                                                    Balance       Interest       Yield         Balance        Interest       Yield
                                                  -------------------------------------       --------------------------------------
             Mortgage Assets
Securities collateralized by mortgages .......    $   30,500       $ 1,088        7.13%       $   34,531       $ 2,318       13.43%

Loans receivable:
CMO collateral ...............................     2,604,277        72,201        5.54         1,322,677        50,321        7.61
Mortgage loans held-for-investment ...........        55,745         1,200        4.31           133,730         4,586        6.86
Finance receivables:
 Affiliated ..................................       408,175         9,185        4.50           267,523        10,783        8.06
 Non-affiliated ..............................       244,498         7,029        5.75           183,124         7,794        8.51
                                                  ------------------------                    ------------------------
   Total finance receivables .................       652,673        16,214        4.97           450,647        18,577        8.24
                                                  ------------------------                    ------------------------
     Total Loans receivable ..................     3,312,695        89,615        5.41         1,907,054        73,484        7.71
                                                  ------------------------                    ------------------------
Total Mortgage Assets ........................    $3,343,195       $90,703        5.43%       $1,941,585       $75,802        7.81%
                                                  ========================                    ========================
     Total Mortgage Assets

       Borrowings on Mortgage Assets
CMO borrowings ...............................    $2,517,207       $47,930        3.81%       $1,244,621       $37,767        6.07%
Reverse repurchase agreements - mortgages ....       650,669         9,638        2.96           549,945        17,797        6.47
Borrowings secured by investment securities ..        11,525         1,024       17.77            19,253         1,337       13.89
                                                  ------------------------                    ------------------------
Total Borrowings on Mortgage Assets ..........    $3,179,401       $58,592        3.69%       $1,813,819       $56,901        6.27%
                                                  ========================                    ========================

Net Interest Spread                                                               1.74%                                       1.54%
Net Interest Margin                                                               1.92%                                       1.95%

      The long-term investment operations acquired $1.6 billion of primarily Alt-A mortgage loans from the mortgage operations during the first six months of 2002. The following table summarizes mortgage loan acquisitions for the periods indicated (in thousands):

                            LOAN ACQUISITION SUMMARY
                            (excludes premiums paid)

                                                  For the Six Months
                                                    Ended June 30,
                                         ------------------------------------
                                               2002                2001
                                         ----------------     ---------------
                                           Balance     %      Balance      %
                                           -------     -      -------      -
Volume by Type:
  Adjustable rate ..................     $1,586,925   100     $541,216     99
  Fixed rate .......................            867     0        5,679      1
                                         ----------           --------
     Total Loan Acquisitions .......     $1,587,792           $546,895
                                         ==========           ========
Volume by Product:
  Six month LIBOR indexed ARMs .....     $1,107,973    70     $ 24,050      4
  Six month LIBOR indexed hybrids ..        478,952    30      517,166     95
  Fixed first trust deeds ..........            556     0           --
  Fixed second trust deeds .........            311     0        5,679      1
                                         ----------           --------
     Total Loan Acquisitions .......     $1,587,792           $546,895
                                         ==========           ========
Volume by Credit Quality:
  Alt-A loans ......................     $1,581,158   100     $542,738     99
  B/C loans ........................          6,634     0        4,157      1
                                         ----------           --------
     Total Loan Acquisitions .......     $1,587,792           $546,895
                                         ==========           ========
Volume by Purpose:
  Purchase .........................     $  970,825    61     $360,891     66
  Refinance ........................        616,967    39      186,004     34
                                         ----------           --------
     Total Loan Acquisitions .......     $1,587,792           $546,895
                                         ==========           ========
Volume by Prepayment Penalty:
  With prepayment penalty ..........     $1,136,649    72     $339,290     62
  Without prepayment penalty .......        451,143    28      207,605     38
                                         ----------           --------
     Total Loan Acquisitions .......     $1,587,792           $546,895
                                         ==========           ========

      Seventy percent of mortgage loans acquired by the long-term investment operations from the mortgage operations during the first six months of 2002 were six month ARMs as compared to 4% during the same period of 2001. The shift from acquiring primarily six month hybrids prior to the end of the third quarter of 2001 to primarily acquiring six month LIBOR indexed ARMs reflects a widening gap between short- and long-term interest rates and adjustable- and fixed-rate mortgages and borrowers belief that short-term interest rates will not increase significantly in the near term. The acquisition for long-term investment of a higher than expected volume of ARMs from the mortgage operations has shifted projected future earnings from a reliance on gain on sale of loans as a source of revenue to net interest income generated from the balance sheet.

      To finance the acquisition of mortgage loans during the first six months of 2002, the long-term investment operations issued $1.7 billion of CMOs, which were primarily AAA rated bonds, and were priced on a weighted average basis of one-month LIBOR plus 41 basis points. In addition, we raised net proceeds of approximately $57.0 million upon the issuance of 7.4 million shares of common stock and sold 489,300 shares of common stock under our sales agency agreement, which provided net proceeds of approximately $5.5 million.

      During the first six months of 2002 and 2001, provision for loan losses was $7.9 million. Actual loan losses, net of recoveries, during the first six months of 2002 were $2.7 million as compared to $5.2 million during the same period of 2001.

      Equity in net earnings of IFC increased 110% to $10.1 million during the first six months of 2002 as compared to $4.8 million during the same period of 2001 as loan acquisitions and originations and sales volume rose. Loan acquisitions and originations during the first six months of 2002 was $2.6 billion as compared to $1.4 billion during the same period of 2001. The increase in loan production resulted in loan sales of $2.5 billion during the first six months of 2002 which contributed to gain on sale of loans of $35.7 million as compared to loan sales of $1.4 billion which contributed to gain on sale of loans of $20.5 million during the first six months of 2002. Refer to "Results of Operations--Impac Funding Corporation" for more information on the operating results of IFC.

      Core Operating Earnings. Core operating earnings for the first six months of 2002 increased to $34.4 million, or $0.90 per diluted share, as compared to core operating earnings of $16.8 million, or $0.63 per diluted share, for the same period of 2001. Core operating earnings reflect recurring earnings from operations and exclude one-time, non-recurring income and expense items and the effect of fair market accounting for derivative instruments and hedging activities. Core operating earnings for the first six months of 2002 were higher than net earnings as core operating earnings exclude $1.0 million in write-down of investment securities available-for-sale. Core operating earnings is a concept not recognized by GAAP and may not be comparable to core operating earnings of other companies.

      The following table summarizes the calculation of core operating earnings and a reconciliation of core operating earnings to net earnings (in thousands, except earnings per share amounts):

                                                                 For the Six Months
                                                                    Ended June 30,
                                                                 -------------------
                                                                   2002        2001
                                                                 -------     -------
Net earnings ...............................................     $33,374     $ 9,925
Adjustments to net earnings:
   Mark-to-market loss - FAS 133 ...........................          --       1,445
   Write-down on investment securities available-for-sale ..       1,039         107
   Extraordinary item ......................................          --       1,006
   Cumulative effect of change in accounting principle .....          --       4,313
                                                                 -------     -------
Core operating earnings ....................................     $34,413     $16,796
                                                                 =======     =======
Core operating earnings per share ..........................     $  0.90     $  0.63
                                                                 =======     =======

      Estimated Taxable Earnings. Estimated taxable earnings for the first six months of 2002 were $35.4 million, or $0.92 per diluted share, as compared to $18.9 million, or $0.71 per diluted share, during the same period of 2001. Estimated taxable earnings during the first six months of 2002 were greater than net earnings per GAAP as excess provision for loan losses cannot be deducted from taxable earnings. During the second quarter of 2002, provision for loan losses of $7.9 million were in excess of actual loan charge-offs, net of recoveries, of $2.7 million. In addition, estimated taxable earnings for the second quarter of 2002 reflects a $5.7 million dividend from IFC on its after-tax net earnings of $10.2 million. The board of directors declared cash dividends of $0.83 per share during the first six months of 2002.

      The following table summarizes the calculation of estimated taxable earnings and a reconciliation of estimated taxable earnings to net earnings (in thousands, except earnings per share amounts):

                                                                      For the Six Months
                                                                        Ended June 30,
                                                                    ----------------------
                                                                      2002          2001
                                                                    --------      --------
Net earnings ..................................................     $ 33,374      $  9,925
Adjustments to net earnings:
   Mark-to-market loss - FAS 133 ..............................           --         1,445
   Write-down on investment securities available-for-sale .....        1,039           107
   Cumulative effect of change in accounting principle ........           --         4,313
   Loan loss provision ........................................        7,941         7,943
   Dividends from IFC .........................................        5,693         4,419
   Cash received from previously charged-off assets ...........          649           827
   Tax deduction for actual loan losses .......................       (2,699)       (5,216)
   Equity in net earnings of IFC ..............................      (10,062)       (4,818)
   Tax difference of amortization of derivative instruments ...         (505)           --
                                                                    --------      --------
Estimate taxable earnings (1) .................................     $ 35,430      $ 18,945
                                                                    ========      ========
Estimated taxable earnings per share (1) ......................     $   0.92      $   0.71
                                                                    ========      ========

(2) Reflects calculation of estimated taxable earnings generated by the Company during periods shown. Excludes tax deductions of $5.4 million during the first six months of 2001 for amortization of the termination of the Company's management agreement in 1997, the deduction for dividends paid and the availability of a deduction attributable to a net operating loss carry forward. As of December 31, 2001, the Company's estimated federal net operating loss carry forwards were $21.5 million, which expire in the year 2020, and estimated state net operating loss carry forwards of $21.5 million, which expire in the year 2010, that are available to offset future taxable income.

Results of Operations-- Impac Funding Corporation

For the Six Months Ended June 30, 2002 as compared to the Six Months Ended June 30, 2001

      Net earnings increased 108% to $10.2 million during the first six months of 2002 as compared to $4.9 million during the same period of 2001 as loan acquisitions and originations and sales volume rose. Net earnings during the first six months of 2002 included a gain of $1.7 million on the sale of 377,028 shares of IMH common stock which IFC acquired during 2001. The sale of IMH common stock during the first six months of 2002 represented the remaining shares owned by IFC.

      Loan acquisitions and originations increased 86% to $2.6 billion during the first six months of 2002 as compared to $1.4 billion during the same period of 2001. Loan acquisitions and originations during the first six months of 2002 were driven by low mortgage rates, strong housing demand, innovative loan programs and IFC's automated underwriting system, IDASL, which enhances the origination process. The increase in loan acquisitions and originations resulted in loan sales of $2.5 billion during the first six months of 2002, which contributed to gain on sale of loans of $35.7 million as compared to loan sales of $1.4 billion which contributed gain on sale of loans of $20.5 million during the first six months of 2002. Additionally, profit margins on mortgage loans sold during the first six months of 2002 were more favorable as compared to profit margins on mortgage loans sold during the same period of 2001.

      The following table summarizes mortgage loan acquisitions and originations for the periods indicated (in thousands):

                            LOAN PRODUCTION SUMMARY
                            (excludes premiums paid)

                                                      For the Six Months
                                                        Ended June 30,
                                            --------------------------------------
                                                  2002                  2001
                                            -----------------     ----------------
                                              Balance       %       Balance      %
                                              -------       -       -------      -
Volume by Type:
  Fixed rate ..........................     $  767,040     30     $  833,750     61
  Second trust deeds ..................         37,686      1         19,796      2
  Adjustable rate:
     Six month LIBOR ARMs .............      1,147,628                25,323
     Six month LIBOR hybrids ..........        619,450               483,168
                                             ---------            ----------
  Total adjustable rate ...............      1,767,078     69        508,491     37
                                             ---------            ----------
     Total Loan Production ............     $2,571,804            $1,362,037
                                            ==========            ==========
Volume by Channel:
  Correspondent acquisitions ..........     $1,914,214     74     $1,060,469     78
  Wholesale and retail originations ...        491,798     19        301,568     22
  Novelle Financial Services ..........        165,792      7             --      0
                                            ----------            ----------
     Total Loan Production ............     $2,571,804            $1,362,037
                                                                  ==========
Volume by Credit Quality:
  Alt-A loans .........................     $2,395,028     93     $1,352,595     99
  B/C loans ...........................        176,776      7          9,442      1
                                                                  ----------
     Total Loan Production ............     $2,571,804            $1,362,037
                                            ==========            ==========
Volume by Purpose:
  Purchase ............................     $1,487,370     58     $  841,236     62
  Refinance ...........................      1,084,434     42        520,801     38
                                            ----------            ----------
     Total Loan Production ............     $2,571,804            $1,362,037
                                            ==========            ==========
Volume by Prepayment Penalty:
  With prepayment penalty .............     $1,919,212     75     $  891,706     65
  Without prepayment penalty ..........        652,592     25        470,331     35
                                            ----------            ----------
     Total Loan Production ............     $2,571,804            $1,362,037
                                            ==========            ==========

      Net interest income increased to $3.7 million during the first six months of 2002 as compared to $773,000 during the same period of 2001 as average loans held for sale increased and net interest margins widened. Average loans held for sale increased to $420.5 million during the first six months of 2002 as compared to $273.4 million during the same period of 2001 as a result of higher loan production. Net interest margins increased to 2.00% during the first six months of 2002 as compared to 0.83% during the same period of 2001 as interest rate spreads on FRMs and ARMs widened.

      Total non-interest expense increased to $23.2 million during the first six months of 2002 as compared to $14.7 million during the same period of 2001. The increase in total non-interest expense was primarily due to an increase in personnel expense as staff was added to meet greater loan acquisition and origination volumes. Although non-interest expense increased during the first six months of 2002, fully loaded expense to acquire and originate an Alt-A mortgage loan declined to 77 basis points during the first six months of 2002 as compared to 94 basis points during the first six months of 2001. Fully loaded expense includes both direct costs incurred to acquire and originate Alt-A mortgage loans, which includes loan origination and sales and marketing costs, and indirect costs, which includes accounting, administration, legal and information technology costs.

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

      Toward this goal, our asset and liability committee ("ALCO") is responsible for monitoring our liquidity position and funding needs. ALCO is comprised of the senior executives of the Company. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the balance sheet for changes in the liquidity of our assets in adverse market conditions. Our liquidity consists of cash and cash equivalents, short-term and marketable investment securities rated AAA through BBB and mortgage loans temporarily funded in cash and maturing mortgage loans, or "liquid assets." Our policy is to maintain a liquidity threshold of 5% of liquid assets to warehouse borrowings, reverse repurchase agreements, dividends payable and other short-term liabilities. During the second quarter of 2002, we were in compliance with this policy, which ALCO reports to the board of directors at least quarterly. As of June 30, 2002, overall liquidity was 9%.

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

      Terms of CMO borrowings require that an independent third party custodian hold mortgage loans as collateral. The maturity of each CMO bond class is directly affected by the rate of early principal payments on the related collateral. As of June 30, 2002, interest rates on adjustable rate CMOs can range from a low of 0.26% over one-month LIBOR on "AAA" credit rated bonds to a high of 3.60% over one-month LIBOR, or 2.10% to 4.24%. Interest rates on fixed rate CMOs range from 6.65% to 7.25% depending on the class of CMOs issued. Equity in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. We also determine the amount of equity invested in CMOs based upon the anticipated return on equity as compared to estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time.

      During the first six months of 2002, we issued $1.737 billion of CMOs, which included $1.647 billion of AAA rated bonds and $90.0 million of BBB rated bonds that were priced on a weighted average basis of one-month LIBOR plus 41 basis points, to provide long-term financing for $1.750 billion of mortgage loans securing CMOs. Because of the credit profile, historical loss performance and prepayment characteristics of our non-conforming Alt-A mortgages, we have been able to borrow a higher percentage against mortgage loans securing CMOs, which means that we have to provide less capital at the time mortgage loans are securitized. By decreasing the amount of capital we have to invest in our CMOs, we have been able to efficiently utilize our available capital.

      Before the issuance of CMOs, we finance the acquisition of mortgage loans primarily through borrowings on reverse repurchase agreements with third party lenders. When we have accumulated a sufficient amount of mortgage loans, we issue CMOs and convert short-term advances under reverse repurchase agreements to long-term CMO financing. Since 1995, we have had an uncommitted repurchase facility with a major investment bank to finance the acquisition of mortgage loans as needed. In order to give us more flexibility in our borrowing arrangements and to reduce our reliance on one lender, we entered into an additional uncommitted repurchase facility with an investment bank in June 2002.

      Terms of the reverse repurchase agreements require that mortgage loans be held by an independent third party custodian, which gives us the ability to borrow against a percentage of the outstanding principal balance of the mortgage loans. The borrowing rates vary from 85 basis points to 200 basis points over one-month LIBOR, depending on the type of collateral provided. The advance rates on the reverse repurchase agreements is based on the type of mortgage collateral provided and generally range from 70% to 98% of the fair market value of the collateral.

      The mortgage operations currently has warehouse line agreements with the warehouse lending operations to obtain financing of up to $850.0 million to provide interim mortgage loan financing during the period that the mortgage operations accumulates mortgage loans until the mortgage loans are securitized or sold. The margins on reverse repurchase agreements are based on the type of collateral provided by the mortgage operations and generally range from 95% to 99% of the fair market value of the collateral. The interest rates on the borrowings are indexed to prime minus 0.50%, which was 4.75% at June 30, 2002.

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

      When the mortgage operations accumulates a sufficient amount of mortgage loans, it sells or securitizes mortgage loans. During the first six months of 2002, the mortgage operations securitized $594.7 million of mortgage loans as REMICs and sold $1.6 billion, in unpaid principal balance, of mortgage loans to the long-term investment operations. In addition, the mortgage operations sold $308.6 million, in unpaid principal balance, of mortgage loans to other investors. The mortgage operations sold mortgage servicing rights on all ARM and FRM securitizations completed during the second quarter of 2002. This generated 100% cash gains on securitization and sale of mortgage loans. Cash from the sale of mortgage servicing rights was deployed in the mortgage operations and used to acquire and originate additional mortgage loans.

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

      On May 22, 2002, we entered into a sales agency agreement with UBS Warburg LLC ("the Agent") to sell up to 3,594,082 shares of common stock. In conjunction with the sales agency agreement, we completed the sale of 489,300 shares of common stock during the three months ended June 30, 2002, which provided net proceeds of approximately $5,485,692. The Agent received an aggregate of $169,666 which is from a commission of 3% based on the gross sales price per share of the shares sold under the sales agency agreement.

Uses of Liquidity

      Our business operations primarily use funds as follows:

      o     acquisition and origination of mortgage loans;

      o     provide short-term warehouse financing; and

      o     pay common stock dividends.

      During the first six months of 2002, we acquired and originated $2.6 billion of mortgage loans of which we retained $1.6 billion for long-term investment. The acquisition and origination of mortgage loans by the mortgage operations during the second quarter of 2002 resulted in premium costs of 1.39% of the outstanding principal balance of mortgage loans. Our equity investment in mortgage loans is outstanding until we sell or securitize our mortgage loans, which is one of the reasons we attempt to securitize our mortgage loans frequently. When we complete CMOs our required equity investment generally ranges from approximately two and one-half percent to 5% of the outstanding principal balance of mortgage loans, depending on our premium costs, securitization costs, interest rate hedge acquisition costs and the capital investment required. Since we rely significantly upon securitizations to generate cash proceeds to repay borrowings and to create credit availability, any disruption in our ability to complete securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing securitizations of our mortgage loans increase our risk by exposing us to credit and interest rate risks for this extended period of time. Furthermore, gains on sales from our securitizations represent a significant portion of our earnings.

      We utilize our uncommitted warehouse lines to provide short-term warehouse financing to affiliates and external customers of the warehouse lending operations. The mortgage operations has a $850.0 million warehouse facility with the warehouse lending operations to fund the acquisition and origination of mortgage loans until sale or securitization. The warehouse lending operations provides financing to affiliates at prime minus 0.50%. As of June 30, 2002, affiliates had $238.4 million outstanding on the warehouse line with the warehouse lending operations.

      The warehouse lending operations provides financing to non-affiliates at prime plus a spread. Non-affiliates can generally finance between 95% and 98% of the fair market value of the mortgage loans. As of June 30, 2002, the warehouse lending operations had $498.0 million of approved warehouse lines available to its non-affiliate customers of which $343.4 million was outstanding. Our ability to meet liquidity requirements and the financing need of our customers is subject to the renewal of our credit and repurchase facilities or obtaining other sources of financing, if required, including additional debt or equity from time to time. Any decision our lenders or investors make to provide available financing to us in the future will depend upon a number of factors, including:

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

      During the first quarter of 2002, we declared a common stock dividend of $0.40 per common share, or $15.8 million, which was paid on April 16, 2002.

      During the second quarter of 2002, we declared a common stock dividend of $0.43 per common share, or $17.2 million, which was paid on July 12, 2002.

Cash Flows

      Operating Activities - During the first six months of 2002, net cash used in operating activities was $89.7 million mainly due to net change in other assets and liabilities of $132.9 million. An entry to accounts receivable for $132.5 million was recorded for the pre-funding of the CMO that was completed on June 26, 2002

      Investing Activities - During the first six months of 2002, net cash used in investing activities was $1.3 billion. Net cash flows of $1.2 billion, including principal repayments, was used in investing activities to acquire and originate mortgage loans and $102.7 million was used to provide short-term advances warehouse advances to affiliates and external customers.

      Financing Activities - During the first six months of 2002, net cash provided by financing activities was $1.4 billion. Net cash flows of $1.3 billion was provided by proceeds from CMO borrowings net of repayment of CMO borrowings, $43.3 million was provided by advances on warehouse lines and $62.5 million was provided by the issuance of common stock.

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

Risk Factors

A prolonged economic downturn or recession would likely result in a reduction of our mortgage origination activity which would adversely affect our financial results.

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

If we are unable to generate sufficient liquidity we will be unable to conduct our operations as planned

      If we cannot generate sufficient liquidity, we will be unable to continue to grow our operations, grow our asset base, maintain our current hedging policy and pay dividends. We have traditionally derived our liquidity from four primary sources:

o financing facilities provided to us by others to acquire or originate mortgage assets;

o whole loan sales and securitizations of acquired or originated mortgage loans;

o     our issuance of equity and debt securities; and

o     earnings from operations.

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

Any significant margin calls under our financing facilities would adversely affect our liquidity and may adversely affect our financial results

      Prior to the fourth quarter of 1998, we generally had no difficulty in obtaining favorable financing facilities or in selling acquired mortgage loans. However, during the fourth quarter of 1998, the mortgage industry experienced substantial turmoil as a result of a lack of liquidity in the secondary markets. At that time, investors expressed unwillingness to purchase interests in securitizations due, in part, to:

o     the lack of financing to acquire these securitization interests;

o the widening of returns expected by institutional investors on securitization interests over the prevailing Treasury rate; and

o     market uncertainty.

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

      We rely significantly upon securitizations to generate cash proceeds to repay borrowings and to create credit availability. Any reduction in our ability to complete securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing securitizations of our mortgage loans increase our risk by exposing our company to credit and interest rate risks for this extended period of time. Furthermore, gains on sales from our securitizations represent a significant portion of our earnings. Several factors could affect our ability to complete securitizations of our mortgages, including:

o     conditions in the securities and secondary markets;

o credit quality of the mortgage loans acquired or originated through our mortgage operations;

o     volume of our mortgage loan acquisitions and originations;

o     our ability to obtain credit enhancements; and

o     lack of investors purchasing higher risk components of the securities.

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

Our borrowings and use of substantial leverage may cause losses

      Our use of collateralized mortgage obligations may expose our operations to credit losses

      To grow our investment portfolio, we borrow a substantial portion of the market value of substantially all of our investments in mortgage loans in the form of CMOs. Historically, we have borrowed approximately 98% of the market value of such investments. There are no limitations on the amount we may borrow, other than the aggregate value of the underlying mortgage loans. We currently use CMOs as financing vehicles to increase our leverage, since mortgage loans held for CMO collateral are retained for investment rather than sold in a secondary market transaction. Retaining mortgage loans as collateral for CMOs exposes our operations to greater credit losses than does the use of other securitization techniques that are treated as sales because as the equity holder in the security, we are allocated losses from the liquidation of defaulted loans first prior to any other security holder. Although our liability under a collateralized mortgage obligation is limited to the collateral used to create the collateralized mortgage obligation, we generally are required to make a cash equity investment to fund collateral in excess of the amount of the securities issued in order to obtain the appropriate credit ratings for the securities being sold, and therefore obtain the lowest interest rate available, on the CMOs. If we experience greater credit losses than expected on the pool of loans subject to the CMO, the value of our equity investment will decrease and we would have to increase the allowance for loan losses on our financial statements.

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

      If we are forced to liquidate we may have few unpledged assets for distribution to unsecured creditors

      We have pledged a substantial portion of our assets to secure the repayment of CMOs issued in securitizations, our financing facilities and our other borrowings. We will also pledge substantially all of our current and future mortgage loans to secure borrowings pending their securitization or sale. The cash flows we receive from our investments that have not yet been distributed, pledged or used to acquire mortgage loans or other investments may be the only unpledged assets available to our unsecured creditors and you if our company was liquidated.

Interest rate fluctuations may adversely affect our operating results

      Our operations, as a mortgage loan acquirer and originator or a warehouse lender, may be adversely affected by rising and falling interest rates. Higher interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. This may decrease the amount of mortgages available to be acquired or originated by our mortgage operations and decrease the demand for warehouse financing provided by our warehouse lending operations. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgage loans at lower long-term fixed interest rates. Increased loan prepayments could lead to a reduction in the number of loans in our investment portfolio and reduce our net interest income.

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

      Additionally, the rates paid on our borrowings and the rates received on our assets may be based upon different indices. If the index used to determine the rate on our borrowings, typically one-month LIBOR, increases faster than the indices used to determine the rates on our assets, such as six-month LIBOR, one-year CMT, or the prime rate, we will experience a declining net interest spread, which will have a negative effect on our profitability, and may result in losses.

An increase in our adjustable interest rate borrowings may decrease the net interest margin on our adjustable rate mortgages

      Our long-term investment portfolio includes mortgage loans that are hybrids ARMs. These are mortgages with fixed interest rates for an initial period of time, after which they begin bearing interest based upon short-term interest rate indices. We generally fund mortgages with adjustable interest rate borrowings having interest rates that are indexed to short-term interest rates and adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings and that increase is not offset by a corresponding increase in the rates at which interest accrues on our assets or by various interest rate hedges that we have in place at any given time, our net interest margin will decrease or become negative. We may suffer a net interest loss on our adjustable rate mortgages that have interest rate caps if the interest rates on our related borrowings increase

      Adjustable rate mortgages typically have interest rate caps, which limit interest rates charged to the borrower during any given period. Our borrowings are not subject to similar restrictions. As a result, in a period of rapidly increasing interest rates, the interest rates we pay on our borrowings could increase without limitation, while the interest rates we earn on our adjustable rate mortgage assets would be capped. If this occurs, our net interest spread could be significantly reduced or we could suffer a net interest loss.

Increased levels of prepayments of our adjustable rate mortgage loans may accelerate our expenses and decrease our net income

      Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. Most of the adjustable rate mortgages that we acquire are originated within three months of the time we purchased the mortgages and generally bear initial interest rates that are lower than their fully-indexed amount (the applicable index plus the margin). If we acquire these mortgages at a premium and they are repaid prior to or soon after the time of adjustment to a fully-indexed rate without payment of any prepay penalty, we would not have received interest at the fully-indexed rate during such period and we must expense the unamortized premium that was paid for the loan at the time of the prepayment. This means we would lose the opportunity to earn interest at that rate over the expected life of the mortgage. Also, if prepayments on our adjustable rate mortgage loans increase when interest rates are declining, our net interest income may decrease if we cannot reinvest the prepayments in mortgage assets bearing comparable rates. Prepayments on fixed rate mortgages will also decrease our net interest income when interest rates are declining.

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

The value of our portfolio of mortgage-backed securities may be adversely affected by unforeseen events

      Our prior investments in residual interest and subordinated debt investments exposed us to greater risks as compared to those associated with senior mortgage-backed securities

      Prior to 1998, we invested in mortgage-backed securities known as interest-only, principal-only, residual interest or other subordinated securities. Investments in residual interest and subordinated securities are much riskier than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities. The risk associated with holding residual interest and subordinated securities is greater than that associated with holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities.

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

We undertake additional risks by acquiring and investing in mortgage loans

      We may be subject to losses on mortgage loans for which we do not obtain credit enhancements

      We do not obtain credit enhancements such as mortgage pool or special hazard insurance for all of our mortgage loans and investments. Generally, we require mortgage insurance on any loan with a loan-to-value ratio greater than 80%. During the time we hold mortgage loans for investment, we are subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance. If a borrower defaults on a mortgage loan that we hold, we bear the risk of loss of principal to the extent there is any deficiency between the value of the related mortgaged property and the amount owing on the mortgage loan and any insurance proceeds available to us through the mortgage insurer. In addition, since defaulted mortgage loans, which under our financing arrangements are mortgage loans that are generally 60 to 90 days delinquent in payments, may be considered negligible collateral under our borrowing arrangements, we could bear the risk of being required to own these loans without the use of borrowed funds until they are ultimately liquidated or possibly sold at a loss.

      Non-conforming Alt-A mortgage loans expose us to greater credit risks

      We are an acquirer and originator of non-conforming Alt-A residential mortgage loans. These are residential mortgages that do not qualify for purchase by government sponsored agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Our operations may be negatively affected due to our investments in non-conforming Alt-A mortgage loans. Credit risks associated with non-conforming Alt-A mortgage loans are greater than those associated with conforming mortgage loans. The interest rates we charge on non-conforming Alt-A loans are often higher than those charged for conforming loans in order to compensate for the higher risk and lower liquidity. Lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold. By doing this, we assume the potential risk of increased delinquency rates and/or credit losses as well as interest rate risk. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and/or credit losses.

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

      Our use of second mortgages exposes us to greater credit risks

      Our security interest in the property securing second mortgages is subordinated to the interest of the first mortgage holder and the second mortgages have a higher combined loan-to-value ratio than does the first mortgage. If the value of the property is equal to or less than the amount needed to repay the borrower's obligation to the first mortgage holder upon foreclosure, our second mortgage loan will not be repaid.

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

Competition for mortgage loans is intense and may adversely affect our operations

      We compete in acquiring and originating non-conforming Alt-A mortgage loans and issuing mortgage-backed securities with:

o     other mortgage conduit programs;

o     investment banking firms;

o     savings and loan associations;

o     banks;

o     thrift and loan associations;

o     finance companies;

o     mortgage bankers;

o     insurance companies;

o     other lenders; and

o     other entities purchasing mortgage assets.

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

Our share prices have been and may continue to be volatile

      Historically, the market price of our common stock has been volatile. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors including:

o     the amount of dividends paid;

o     availability of liquidity in the securitization market;

o     loan sale pricing;

o     calls by warehouse lenders or changes in warehouse lending rates;

o     unanticipated fluctuations in our operating results;

o     prepayments on mortgages;

o     valuations of securitization related assets;

o     cost of funds; and

o     general market conditions.

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

Our operating results may be adversely affected by the results of our hedging activities

      To offset the risks associated with our mortgage operations, we enter into transactions designed to hedge our interest rate risks. To offset the risks associated with our long-term investment operations, we attempt to match the interest rate sensitivities of our adjustable rate mortgage assets held for investment with the associated financing liabilities. Our management determines the nature and quantity of the hedging transactions based on various factors, including market conditions and the expected volume of mortgage loan purchases. We do not limit management's use of certain instruments in such hedging transactions. While we believe that we properly hedge our interest rate risk, we may not, and in some cases will not, be permitted to use hedge accounting as established by FASB under the provisions of SFAS 133 to account for our hedging activities. The effect of our hedging strategy may result in some volatility in our quarterly earnings as interest rates go up or down. While we believe we properly hedge our interest rate risk, we cannot assure you that our hedging transactions will offset the risk of adverse changes in net interest margins.

A reduction in the demand for residential mortgage loans and our non-conforming Alt-A loan products may adversely affect our operations

      The availability of sufficient mortgage loans meeting our criteria is dependent in part upon the size and level of activity in the residential real estate lending market and, in particular, the demand for non-conforming Alt-A mortgage loans, which is affected by:

o     interest rates;

o     national economic conditions;

o     residential property values; and

o     regulatory and tax developments.

o     If our mortgage loan purchases decrease, we will have:

o     decreased economies of scale;

o     higher origination costs per loan;

o     reduced fee income;

o     smaller gains on the sale of non-conforming mortgage loans; and

o an insufficient volume of loans to generate securitizations which thereby causes us to accumulate loans over a longer period.

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

Classification as a taxable mortgage pool could subject us to increased taxation

      If we have borrowings with two or more maturities and, (1) those borrowings are secured by mortgage loans or mortgage-backed securities and, (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgage loans or mortgage backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our company were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as "excess inclusion" income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

o     not be allowed to be offset by a stockholder's net operating losses;

o be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;

o be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

o be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

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

If we conduct future offerings the market price of our securities may be adversely affected

      We may elect to increase our capital resources by making additional private or public offerings of securities in the future. We do not know:

o     the actual or perceived effect of these offerings;

o     the timing of these offerings;

o the dilution of the book value or earnings per share of our securities then outstanding; and

o     the effect on the market price of our securities then outstanding.

Sales of additional common stock may adversely affect its market price

      The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. Based on a Schedule 13G filed with the SEC, as of February 15, 2002, HBK Master Fund L.P. beneficially owned 3,843,888 shares of our common stock, all of which are registered with the SEC for sale to the public pursuant to an effective registration statement. The sale of a large amount of shares by HBK Master Fund L.P., or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

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

We may be subject to possible adverse consequences as a result of limits on ownership of our shares

      Our charter limits ownership of our capital stock by any single stockholder to 9.5% of our outstanding shares unless waived by the board of directors. Our board of directors may increase the 9.5% ownership limit. In addition, to the extent consistent with the REIT provisions of the Internal Revenue Code, our board of directors may, pursuant to our articles of incorporation, waive the 9.5% ownership limit for a stockholder or purchaser of our stock. In order to waive the 9.5% ownership limit our board of directors must require the stockholder requesting the waiver to provide certain representations to the Company to ensure compliance with the REIT provisions of the Internal Revenue Code. Our charter also prohibits anyone from buying shares if the purchase would result in us losing our REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares or in five or fewer persons, applying certain broad attribution rules of the Internal Revenue Code, owning more than 50% (by value) of our shares. If you or anyone else acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Internal Revenue Code for REITs, we:

o     will consider the transfer to be null and void;

o     will not reflect the transaction on our books;

o     may institute legal action to enjoin the transaction;

o will not pay dividends or other distributions with respect to those shares;

o     will not recognize any voting rights for those shares;

o     may redeem the shares; and

o will consider the shares held in trust for the benefit of a charitable beneficiary as designated by us.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

      A significant portion of our revenues and earnings are derived from net interest income. We strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. When interest rates fluctuate, profitability can be adversely affected by changes in the fair market value of our assets and liabilities and by the interest spread earned on interest-earning assets and interest-bearing liabilities. We derive income from the differential spread between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Any change in interest rates affects income received and income paid from assets and liabilities in varying and typically unequal amounts. Changing interest rates may compress our interest rate margins and adversely affect overall earnings.

      Therefore, we seek to control the volatility of profitability due to changes in interest rates through asset/liability management. We attempt to achieve an appropriate relationship between interest rate sensitive assets and interest rate sensitive liabilities. Although we manage other risks, such as credit, operational, prepayment and liquidity risk in the normal course of business, we consider interest rate risk to be a significant market risk which could potentially have the largest material effect on our financial condition and results of operations. As we only invest or borrow in U.S. dollar denominated financial instruments, we are not subject to foreign currency exchange risk.

      We believe our quantitative risk has not materially changed since our disclosures under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2001.

      We follow a hedging program intended to limit our exposure to changes in interest rates primarily associated with our CMO borrowings. Our primary objective is to hedge our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is generally the underlying index of our CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates on CMO borrowings resulting from the following: interest rate adjustment limitations on mortgage loans due to periodic and lifetime interest rate cap features and mismatched interest rate adjustment periods of mortgage loans and CMO borrowings.

      We primarily acquire for long-term investment six-month ARMs and six month hybrids. Six-month LIBOR ARMs are generally subject to periodic and lifetime interest rate caps. This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally six months, or over the life of the mortgage loan. Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1% per semiannual adjustment. Also, each ARM has a maximum lifetime interest rate cap. Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations. During a period of rapidly increasing or decreasing interest rates, financing costs would increase or decrease at a faster rate than the periodic interest rate adjustments on mortgage loans would allow, which could effect net interest income. In addition, if the change in market rates were to exceed the maximum interest rates permitted change in the ARM rate, borrowing costs would increase while interest rates on ARMs would remain constant.

      Our mortgage loan portfolio is also subject to risk from the mismatched nature of interest rate adjustment periods on mortgage loans and interest rates on the related borrowings. Six-month ARMs can adjust upwards or downwards every six months, subject to periodic cap limitations, while adjustable rate CMO borrowings adjust every month. Additionally, hybrid ARMs have an initial fixed interest rate period generally ranging from two to three years, and to a lesser extent five years, which subsequently convert to six-month ARMs. Again, during a rapidly increasing or decreasing interest rate environment, financing costs would increase or decrease more rapidly than would interest rates on mortgage loans, which would remain fixed until their next interest rate adjustment date.

      To mitigate exposure from the effect of changing interest rates on CMO borrowings, we purchase and sell derivative instruments in the form of interest rate cap agreements, or caps, interest rate floor agreements, or floors, and interest rate swap agreements, or swaps. We also simultaneously purchase or sell caps and floors, which are referred to as collars. These derivative instruments are referred to collectively as derivatives. An interest rate cap or floor is a contractual agreement. If prevailing interest rates reach levels specified in the cap or floor agreement, we may either receive or pay cash. An interest rate swap is generally a contractual agreement that obligates one party to receive or make cash payments based on an adjustable rate index and the other party to make or receive cash payments based on a fixed rate. Swap agreements have the effect of fixing borrowing costs on a similar amount of swaps and, as a result, we can reduce the interest rate variability of borrowings. Our objective is to lock in a reliable stream of cash flows when interest rates fall below or rise above certain levels. For instance, when interest rates rise, borrowing costs increase at greater speeds than the underlying collateral supporting the borrowings. These derivative instruments hedge the variability of forecasted cash flows attributable to CMO borrowings and protect net interest income by providing cash flows at certain triggers during changing interest rate environments. In all hedging transactions, counterparties must have at least a single "A" credit rating as determined by various credit rating agencies.

      Caps qualify as derivative instruments under provisions of SFAS 133. The hedging instrument is the specific LIBOR cap that is hedging the LIBOR based CMO borrowings. The nature of the risk being hedged is the variability of the cash flows associated with the LIBOR borrowings. Prior to the adoption of DIG G20, we assessed the hedging effectiveness of our caps utilizing only the intrinsic value of the caps. DIG G20 allows us to utilize the terminal value of the caps to assess effectiveness. DIG G20 also allows us to amortize the initial fair value of the caps over the life of the caps based on the maturity date of the individual caplets. Upon adoption of DIG G20, net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20. Subsequent to the adoption of DIG G20, caps are considered effective hedges and are marked to market each reporting period with the entire change in market value being recognized in other comprehensive income on the balance sheet.

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

      Measuring the effectiveness of derivatives is straightforward since the hedged item, CMO borrowings, and the hedging instrument is based on one-month LIBOR. As both instruments are tied to the same index, the hedge is expected to be highly effective both at inception and on an ongoing basis. We assess the effectiveness and ineffectiveness of the hedging instruments at the inception of the hedge and at each reporting period. Based on the fact that, at inception, the critical terms of the hedges and forecasted CMO borrowings are the same, we have concluded that the changes in cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives, subject to subsequent assessments that the critical terms have not changed.

      At June 30, 2002, caps allocated to CMO borrowings had a remaining notional balance of $1.578 billion. Pursuant to the terms of the caps, we will receive cash payments if one-month LIBOR reaches certain strike prices, ranging from 1.84% to 10.25%, with a weighted average strike price of 4.38% over the life of the caps.

      At June 30, 2002, collars allocated to CMO borrowings had a remaining notional balance of $1.179 billion. Pursuant to the terms of the collars, we will receive cash payments if one-month LIBOR reaches strike prices ranging from 2.09% to 6.53% with a weighted average strike price of 4.24% over the life of the collars. We will make cash payments if one-month LIBOR reaches strike prices ranging from 1.54% to 5.88% with a weighted average strike price of 3.42%.

      At June 30, 2002, swaps allocated to CMO borrowings had a remaining notional balance of $65.0 million. Pursuant to the terms of the swaps, we will receive cash payments based on one-month LIBOR and make cash payments at fixed rates ranging from 4.83% to 5.17%, with a weighted average fixed rate of 4.94% over the life of the swaps.

      The notional amounts of allocated caps, collars and swaps are amortized according to projected prepayment rates on CMO borrowings. However, regarding the floor component of the collar, the notional amount equals the actual principal balance of the CMO borrowings. As of June 30, 2002, the fair market value of the allocated caps, collars and swaps was an unrecognized loss of $12.3 million. These derivatives are marked to market each reporting period with the entire change in market value being recognized in other comprehensive income on the balance sheet.

      During 2001, we purchased a collar at strike prices tied to the one-month LIBOR forward yield curve to protect cash flows on CMO borrowings, which are secured by hybrid ARMs with remaining fixed terms and that did not have derivative instruments allocated to the original CMO structures. As of June 30, 2002, the collar had a notional amount of $623.9 million with a one-month LIBOR cap strike price ranging from 4.55% to 5.42% and a weighted average strike price of 5.04% over the life of the cap. The collar has a one-month LIBOR floor strike price ranging from 4.35% to 4.98% and a weighted average strike price of 4.58% over the life of the floor. The collar matures on March 25, 2004. The notional amount of the collar is amortized according to projected prepayment rates reflected in CMO borrowings. As of June 30, 2002, the fair market value of the collar was an unrecognized loss of $13.2 million. The collar is marked to market each reporting period with the entire change in market value being recognized in accumulated other comprehensive income on the balance sheet.

      During the second quarter of 2002, we purchased a portfolio of interest floors at strike prices tied to the prevailing one-month LIBOR forward curve to protect hedged cash flows from the effects of continued interest rate declines consistent with a weakening economy. As of June 30, 2002, the floors had a notional amount of $623.9 million with one-month LIBOR floor strike prices ranging from 1.92% to 4.78% and a weighted average strike price of 3.09% over the life of the floor. The floor matures on March 25, 2004. The notional amount of the floor is amortized according to projected prepayment rates reflected in CMO borrowings. As of June 30, 2002, the fair market value of the floor was an unrecognized gain of $4.0 million. The floor is marked to market each reporting period with the entire change in market value being recognized in accumulated other comprehensive income on the balance sheet.

      The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization or sale of such loans, we are exposed to interest rate risk. Most of the loans are securitized or sold within 30 to 45 days of origination of purchase. However, a portion of the loans are held-for-sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, in the case of a securitization, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization or sale, this would result in a reduction of our related gain or an increase in our loss on sale.

      We had interest- and principal-only strips of $2.9 million and $4.9 million outstanding at June 30, 2002 and December 31, 2001, respectively. These instruments are carried at market value at June 30, 2002 and December 31, 2001. We value these assets based on the present value of future cash flow streams net of expenses using various assumptions. These assets are subject to risk of accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

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

      None.

Item 3: Defaults Upon Senior Securities

      None.

Item 4: Submission of Matters to a Vote of Security Holders

      On June 25, 2002, the Company held its annual meeting of stockholders. Of 39,422,163 shares eligible to vote, 38,175,264 votes were returned, or 97%, formulating a quorum. At the stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I - Election of Directors, Proposal II - Approval of an amendment to the Company's articles of incorporation increasing the authorized shares of common stock.

      The results of voting on these proposals are as follows:

Proposal I - Election of Directors

           Director                       For             Against       Elected
           --------                       ---             -------       -------

      Joseph R. Tomkinson              37,169,606        1,005,658        Yes
      William S. Ashmore               37,169,106        1,006,158        Yes
      James Walsh                      38,020,556          154,708        Yes
      Frank P. Filipps                 38,020,556          154,708        Yes
      Stephan R. Peers                 38,020,556          154,708        Yes
      William E. Rose                  38,020,556          154,708        Yes
      Leigh J. Abrams                  38,019,556          155,708        Yes

      All directors are elected annually at the Company's annual stockholders meeting.

Proposal II - Approval of an amendment to the Company's articles of incorporation increasing the authorized shares of common stock

      Proposal II was approved with 35,546,864 shares voted for, 2,468,752 voted against, and 159,645 abstained from voting thereby approving the amendment to the Company's articles of incorporation increasing the authorized shares of common stock from 50,000,000 common shares to 200,000,000 common shares.

Item 5: Other Information

      None.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1(h) Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on July 12, 2002, reclassifying Series C Preferred Stock of the Registrant (incorporated by reference to exhibit 9 of the Registrant's Form 8-A/A, Amendment No.
            2).

3.1(i) Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on July 17, 2002, increasing authorized shares of Common Stock of the Registrant (incorporated by reference to exhibit 10 of the Registrant's Form 8-A/A, Amendment No. 2).

10.1 Sales Agency Agreement dated May 22, 2002 between Impac Mortgage Holdings, Inc. and UBS Warburg LLC (incorporated by reference to exhibit 1.1 of the Registrant's Current Report on Form 8-K, dated May 22, 2002).

(b) Reports on Form 8-K:

1 Current report on Form 8-K dated May 22, 2002 reporting Items 5 and 7, relating to the execution of a sales agency agreement.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAC MORTGAGE HOLDINGS, INC.


/s/ Richard J. Johnson
by: Richard J. Johnson
Executive Vice President
and Chief Financial Officer
(authorized officer of registrant and principal financial officer)

Date: August 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Impac Mortgage Holdings, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joseph R. Tomkinson
Joseph R. Tomkinson
Chief Executive Officer
August 14, 2002


/s/ Richard J. Johnson
Richard J. Johnson
Chief Financial Officer
August 14, 2002