Form 10-Q/A
period 2002-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2002-08-22
CIK 1000298

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                   Amendment 1

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

      Mortgage Operations: Loan production by the mortgage operations increased 98% to $1.2 billion during the first quarter of 2002 as compared to $607.2 million during the same period in 2001. During the first quarter of 2002, correspondent mortgage acquisitions, excluding premiums paid, were $877.7 million, or 74% of total production, wholesale loan originations were $235.4 million, or 20% of total production and Novelle Financial Services ("NFS") were $71.2 million, or 6% of total production. During the first quarter of 2001, correspondent mortgage acquisitions were $466.8 million, or 78% of total production, and wholesale loan originations were $130.3 million, or 22% of total production. Of mortgages acquired or originated during the first quarter of 2002, $817.3 million, or 69% of total production, had prepayment penalty features as compared to $382.1 million, or 64% of total production, during the same period in 2001. ARM production was $808.1 million, or 68% of total production, during the first quarter of 2002 as compared to $155.3 million, or 26% of total production, during the same period in 2001. During the first quarter of 2002, the mortgage operations issued real estate mortgage investment conduits ("REMICs") totaling $444.7 million, sold $491.8 million of loans to IMH and $84.2 million of loans to first party investors, which contributed to gain on sale of loans of $16.2 million. During the first quarter of 2001, the mortgage operations issued REMICs totaling $450.1 million, sold $179.2 million of loans to IMH and $11.9 million of loans to first party investors, which contributed to gain on sale of loans of $7.6 million. The master servicing portfolio increased 11% to $6.2 billion at March 31, 2002 as compared to $5.6 billion at December 31, 2001. The loan delinquency rate of mortgages in the master servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 5.13% at March 31, 2002 as compared to 5.38% at December 31, 2001.

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

      Interest Income on Mortgage Assets

      Interest income on CMO collateral increased 33% to $34.5 million during the first quarter of 2002 as compared to $26.0 million during the first quarter of 2001 as average CMO collateral increased 77% to $2.3 billion as compared to $1.3 billion, respectively. Average CMO collateral increased as the long-term investment operations acquired $1.8 billion of primarily Alt-A mortgage loans since the end of the first quarter of 2001. During the first quarter of 2002, constant prepayment rates ("CPR") on CMO collateral decreased to 26% as compared to 29% during the first quarter of 2001. CPR results from the unscheduled principal pay down or payoff of mortgage loans prior to the contractual maturity date or contractual payment schedule of the mortgage loan. The Company believes that mortgage loans acquired from the mortgage operations with prepayment penalties continues to mitigate increased CPR and corresponding premium amortization from refinance activity. In addition, the Company reduced its exposure to premium amortization as total capitalized premiums were 158 basis points of outstanding CMO collateral as of March 31, 2002 as compared to 162 basis points of outstanding CMO collateral as of December 31, 2001. Loan premiums paid for acquiring mortgage loans are amortized to interest income over the estimated lives of the mortgage loans. The weighted average yield on CMO collateral decreased 195 basis points to 5.89% during the first quarter of 2002 as compared to 7.84% during the first quarter of 2001 as mortgage rates declined.

      Interest income on mortgage loans held-for-investment decreased to $(31,000) during the first quarter of 2002 as compared to $1.5 million during the first quarter of 2001 as average mortgage loans held-for-investment decreased 83% to $15.0 million as compared to $89.8 million, respectively. Interest income on mortgage loans held-for-investment was reduced by $134,000 from the amortization of acquisition costs on derivatives prior to the derivatives being allocated to CMO structures. In addition, interest income was not accrued on average non-performing loans held-for-investment of $8.2 million during the first quarter of 2002. During the first quarter of 2002, average non-performing loans held-for-investment represented 55% of total average loans held-for-investment. However, the outstanding balance of non-performing loans held-for-investment decreased 47% to $6.5 million as of March 31, 2002 from $12.2 million as of March 31, 2001. As such, the weighted average yield on mortgage loans held-for-investment decreased to (0.83)% during the first quarter of 2002 as compared to 6.58% during the first quarter of 2001.

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

      Interest income on investment securities decreased 67% to $433,000 during the first quarter of 2002 as compared to $1.3 million during the first quarter of 2001 as the weighted average yield on investment securities decreased to 5.35% as compared to 14.56%, respectively, and average investment securities decreased 11% to $32.3 million as compared to $36.4 million, respectively.

      Interest Expense on Mortgage Assets

      Interest expense on CMO borrowings increased 9% to $22.4 million during the first quarter of 2002 as compared to $20.6 million during the first quarter of 2001 as average borrowings on CMO collateral increased 92% to $2.3 billion as compared to $1.2 billion, respectively. The large increase in average CMO borrowings produced smaller incremental increases in interest expense on CMO borrowings as short-term interest rate reductions during 2001 caused CMO borrowing yields to decline 264 basis points to 3.96% during the first quarter of 2002 as compared to 6.60% during the first quarter of 2001. Interest expense and yields on CMO borrowings includes $4.5 million in net cash payments made on derivatives not associated with specific CMO borrowings during the first quarter of 2002 as compared to none during the first quarter of 2001. Although $2.0 billion of CMOs were issued since the end of the first quarter of 2001, the Company reduced its exposure to securitization cost amortization as total capitalized securitization costs were 47 basis points of outstanding CMO collateral as of March 31, 2002 as compared to 53 basis points of outstanding CMO collateral as of December 31, 2001. Securitization costs are incurred when CMOs are issued and amortized to interest expense over the estimated lives of the mortgage loans.

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

Date: August 22, 2002

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

Date: August 22, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Impac Mortgage Holdings, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joseph R. Tomkinson
Joseph R. Tomkinson
Chief Executive Officer
August 22, 2002


/s/ Richard J. Johnson
Richard J. Johnson
Chief Financial Officer
August 22, 2002