Form 10-Q/A
period 2002-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2002-08-22
CIK 1000298

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

Long-Term Investment Operations

      The long-term investment operations, conducted by IMH and IMH Assets, invest primarily in Alt-A mortgage loans. This business primarily generates net interest income on its mortgage investment portfolio and, to a lesser extent, its investment securities portfolio. Alt-A mortgage loans are financed with collateralized mortgage obligations ("CMOs"), warehouse facilities and proceeds from the sale of capital stock. During the first six months of 2002, the long-term investment operations acquired $1.6 billion of primarily Alt-A adjustable-rate mortgages ("ARMs") secured by first liens on residential property from the mortgage operations. Of the Alt-A mortgages acquired during the first six months of 2002, 72% were acquired with prepayment penalty features with a weighted average coupon of 6.56% and a weighted average credit score of
684. As of June 30, 2002, the long-term mortgage investment portfolio was $3.4 billion of which approximately 94% were ARMs and 6% were fixed rate mortgages ("FRMs"). The long-term mortgage investment portfolio had a weighted average coupon of 7.13%, a weighted average margin of 3.15% and an original weighted average credit score of 676. Ninety-six percent of long-term mortgage investment portfolio were Alt-A mortgages, 65% had prepayment penalty features with a weighted average expiration period of 22 months and 50% were six-month London Interbank Offered Rate ("LIBOR") indexed hybrid loans ("six month hybrids"). Six months hybrids have initial fixed interest rate periods of two to five years, which subsequently adjust to ARMs, and had an average interest rate adjustment period of approximately 13 months as of June 30, 2002.

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

      Equity in net earnings of IFC increased 57% to $5.5 million during the second quarter of 2002 as compared to $3.5 million during the second quarter of 2001 as loan acquisitions and originations and sales volume rose. Loan acquisitions and originations during the second quarter of 2002 was $1.4 billion as compared to $764.9 million during the second quarter of 2001. The increase in loan acquisitions and originations resulted in loan sales of $1.5 billion during the second quarter of 2002 and gain on sale of loans of $19.6 million as compared to loan sales of $786.4 million and gain on sale of loans of $12.9 million during the second quarter of 2001. Refer to "Results of Operations--Impac Funding Corporation" for more information on the operating results of IFC.

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

      The increase in loan acquisitions and originations resulted in loan sales of $1.5 billion during the second quarter of 2002 which contributed to gain on sale of loans of $19.6 million as compared to loan sales of $786.4 million which contributed gain on sale of loans of $12.9 million during the second quarter of 2001. Additionally, profit margins on mortgage loans sold during the second quarter of 2002 were more favorable as compared to profit margins on mortgage loans sold during the second quarter of 2001. IFC's goal is to securitize loans more frequently as less capital is required, higher liquidity is maintained and less interest rate and price volatility during the mortgage loan accumulation period results.

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

Results of Operations--Impac Mortgage Holdings, Inc.

For the Six Months Ended June 30, 2002 as compared to the Six Months Ended June 30, 2001

      Net earnings for the first six months of 2002 were $33.4 million, or $0.87 per diluted share, as compared to net earnings of $9.9 million, or $0.37 per diluted share, for the same period of 2001. Net earnings rose as net interest income increased by $13.8 million, equity in net earnings of IFC increased by $5.3 million and mark-to-market losses on derivative instruments decreased by $5.8 million. Since fair market adjustments on derivative instruments, in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," were recorded to stockholders' equity during the first six months of 2002, net earnings were unaffected. During the first six months of 2001, SFAS 133 resulted in mark-to-market losses on derivative instruments and a corresponding reduction to net earnings of $5.8 million.

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

      Equity in net earnings of IFC increased 110% to $10.1 million during the first six months of 2002 as compared to $4.8 million during the same period of 2001 as loan acquisitions and originations and sales volume rose. Loan acquisitions and originations during the first six months of 2002 was $2.6 billion as compared to $1.4 billion during the same period of 2001. The increase in loan production resulted in loan sales of $2.5 billion during the first six months of 2002 which contributed to gain on sale of loans of $35.7 million as compared to loan sales of $1.4 billion which contributed to gain on sale of loans of $20.5 million during the first six months of 2001. Refer to "Results of Operations--Impac Funding Corporation" for more information on the operating results of IFC.

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

      o     provide short-term warehouse financing; and

      o     pay common stock dividends.

      During the first six months of 2002, we acquired and originated $2.6 billion of mortgage loans of which we retained $1.6 billion for long-term investment. The acquisition and origination of mortgage loans by the mortgage operations during the second quarter of 2002 resulted in premium costs of 1.53% of the outstanding principal balance of mortgage loans. Our equity investment in mortgage loans is outstanding until we sell or securitize our mortgage loans, which is one of the reasons we attempt to securitize our mortgage loans frequently. When we complete CMOs our required equity investment generally ranges from approximately two and one-half percent to 5% of the outstanding principal balance of mortgage loans, depending on our premium costs, securitization costs, interest rate hedge acquisition costs and the capital investment required. Since we rely significantly upon securitizations to generate cash proceeds to repay borrowings and to create credit availability, any disruption in our ability to complete securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing securitizations of our mortgage loans increase our risk by exposing us to credit and interest rate risks for this extended period of time. Furthermore, gains on sales from our securitizations represent a significant portion of our earnings.

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

Cash Flows

      Operating Activities - During the first six months of 2002, net cash used in operating activities was $89.6 million mainly due to net change in other assets and liabilities of $132.9 million. An entry to accounts receivable for $132.5 million was recorded for the pre-funding of the CMO that was completed on June 26, 2002

      Investing Activities - During the first six months of 2002, net cash used in investing activities was $1.3 billion. Net cash flows of $1.2 billion, including principal repayments, was used in investing activities to acquire and originate mortgage loans and $102.7 million was used to provide short-term advances warehouse advances to affiliates and external customers.

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