Form 10-Q
period 2002-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2002-11-14
CIK 1000298

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2002.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      On November 11, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $451.7 million, based on the closing sales price of the common stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of November 11, 2002 was 43,477,853.

                          IMPAC MORTGAGE HOLDINGS, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                               PART I. FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS -
         IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

         Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001...........................      3

         Consolidated Statements of Operations and Comprehensive Earnings (Loss), For the Three and Nine
         Months Ended September 30, 2002 and 2001.............................................................      4

         Consolidated Statements of Cash Flows, For the Nine Months Ended September 30, 2002 and 2001.........      5

         Notes to Consolidated Financial Statements...........................................................      7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................................................     17

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................     45

Item 4.  CONTROLS AND PROCEDURES..............................................................................     47

                                                PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS....................................................................................     48

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................     48

Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................     48

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................     48

Item 5.  OTHER INFORMATION....................................................................................     48

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................     48

         SIGNATURES...........................................................................................     49

         CERTIFICATIONS.......................................................................................     50

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                      September 30,       December 31,
                                                                                          2002                2001
                                                                                      -------------       ------------
                                         ASSETS

Cash and cash equivalents ..........................................................   $   110,060        $    51,887
Investment securities available-for-sale ...........................................        27,494             32,989
Loans Receivable:
  CMO collateral ...................................................................     4,006,065          2,229,168
  Finance receivables ..............................................................       916,439            466,649
  Mortgage loans held-for-investment ...............................................       274,138             20,078
  Allowance for loan losses ........................................................       (21,564)           (11,692)
                                                                                       -----------        -----------
     Net loans receivable ..........................................................     5,175,078          2,704,203
Accrued interest receivable ........................................................        22,948             14,565
Investment in Impac Funding Corporation ............................................        19,226             19,126
Due from affiliates ................................................................        14,500             14,500
Other real estate owned ............................................................        11,181              8,137
Derivative assets ..................................................................        13,535              5,128
Other assets .......................................................................         2,235              4,199
                                                                                       -----------        -----------
     Total assets ..................................................................   $ 5,396,257        $ 2,854,734
                                                                                       ===========        ===========

                                       LIABILITIES

CMO borrowings .....................................................................   $ 3,918,500        $ 2,151,400
Reverse repurchase agreements ......................................................     1,167,680            469,491
Borrowings secured by investment securities available-for-sale .....................         8,391             12,997
Accumulated dividends payable ......................................................        19,309             14,081
Other liabilities ..................................................................         7,849              3,400
                                                                                       -----------        -----------
     Total liabilities .............................................................     5,121,729          2,651,369

                                  STOCKHOLDERS' EQUITY

Preferred stock; $0.01 par value; 7,500,000 and 6,300,00 shares authorized; none
  outstanding at September 30, 2002 and December 31, 2001, respectively ............            --                 --
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares
  authorized; none outstanding at September 30, 2002 and December 31, 2001 .........            --                 --
Series C 10.5% cumulative convertible preferred stock, $0.01 par value; none and
  1,200,000 shares authorized; none outstanding at September 30, 2002 and
  December 31, 2001, respectively ..................................................            --                 --
Common stock; $0.01 par value; 200,000,000 shares authorized; 42,908,092 and
  32,001,997 shares outstanding at September 30, 2002 and December 31, 2001,
  respectively .....................................................................           429                320
Additional paid-in capital .........................................................       453,191            359,279
Accumulated other comprehensive loss ...............................................       (44,195)           (19,857)
Notes receivable from common stock sales ...........................................            --               (920)
Net accumulated deficit:
  Cumulative dividends declared ....................................................      (179,200)          (126,952)
  Retained earnings (accumulated deficit) ..........................................        44,303             (8,505)
                                                                                       -----------        -----------
   Net accumulated deficit .........................................................      (134,897)          (135,457)
                                                                                       -----------        -----------
     Total stockholders' equity ....................................................       274,528            203,365
                                                                                       -----------        -----------
     Total liabilities and stockholders' equity ....................................   $ 5,396,257        $ 2,854,734
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

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        and COMPREHENSIVE EARNINGS (LOSS)
                 (in thousands, except earnings per share data)
                                   (unaudited)

                                                                  For the Three Months         For the Nine Months
                                                                   Ended September 30,         Ended September 30,
                                                                 ----------------------      ------------------------
                                                                   2002          2001           2002           2001
                                                                 --------      --------      ---------      ---------
INTEREST INCOME:
   Mortgage assets .........................................     $ 59,736      $ 38,355      $ 150,438      $ 114,157
   Other interest income ...................................        1,963           613          3,558          1,875
                                                                 --------      --------      ---------      ---------
     Total interest income .................................       61,699        38,968        153,996        116,032
                                                                 --------      --------      ---------      ---------

INTEREST EXPENSE:
   CMO borrowings ..........................................       31,091        19,249         79,021         57,016
   Reverse repurchase agreements ...........................        6,086         7,688         15,724         25,485
   Borrowings secured by investment securities .............          431           620          1,455          1,958
   Other borrowings ........................................          982            24          1,487            743
                                                                 --------      --------      ---------      ---------
     Total interest expense ................................       38,590        27,581         97,687         85,202
                                                                 --------      --------      ---------      ---------
   Net interest income .....................................       23,109        11,387         56,309         30,830
     Provision for loan losses .............................        5,361         2,615         13,302         10,559
                                                                 --------      --------      ---------      ---------
   Net interest income after provision for loan losses .....       17,748         8,772         43,007         20,271

NON-INTEREST INCOME:
   Equity in net earnings of Impac Funding Corporation .....        2,755         3,039         12,816          7,857
   Loan servicing fees .....................................           28           228            145            809
   Other income ............................................        1,194         1,094          3,074          2,610
                                                                 --------      --------      ---------      ---------
     Total non-interest income .............................        3,977         4,361         16,035         11,276

NON-INTEREST EXPENSE:
   Professional services ...................................          708           646          2,649          1,728
   General and administrative and other expense ............          533           415          1,099          1,339
   Personnel expense .......................................          534           290          1,326            866
   Loss (gain) on disposition of other real estate owned ...          514          (619)           120         (1,584)
   Write-down on investment securities .....................            2         1,841          1,040          1,949
   Mark-to-market loss on derivative instruments ...........           --         2,269             --          3,713
                                                                 --------      --------      ---------      ---------
     Total non-interest expense ............................        2,291         4,842          6,234          8,011
                                                                 --------      --------      ---------      ---------

   Earnings before extraordinary item and cumulative
   effect of change in accounting principle ................       19,434         8,291         52,808         23,536
     Extraordinary item ....................................           --            --             --         (1,006)
     Cumulative effect of change in accounting principle ...           --            --             --         (4,313)
                                                                 --------      --------      ---------      ---------
   Net earnings ............................................       19,434         8,291         52,808         18,217
     Less: Cash dividends on 10.5% cumulative convertible
       preferred stock .....................................           --            --             --         (1,575)
                                                                 --------      --------      ---------      ---------
   Net earnings available to common stockholders ...........       19,434         8,291         52,808         16,642

Comprehensive earnings (loss):
   Unrealized losses on securities arising during period:
     Unrealized holding gains (losses) on investment
       securities available-for-sale .......................         (487)       10,724         (1,041)        12,624
     Unrealized holding losses on derivative instruments ...      (13,818)      (23,496)       (23,112)       (23,740)
     Less: Reclassification of realized losses included
       in net earnings .....................................          (28)         (123)          (185)          (924)
                                                                 --------      --------      ---------      ---------
        Net unrealized losses arising during period ........      (14,333)      (12,895)       (24,338)       (12,040)
                                                                 --------      --------      ---------      ---------
   Comprehensive earnings (loss) ...........................     $  5,101      $ (4,604)     $  28,470      $   6,177
                                                                 ========      ========      =========      =========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  and COMPREHENSIVE EARNINGS (LOSS) - continued
                      (in thousands, except per share data)
                                   (unaudited)

                                                             For the Three Months      For the Nine Months
                                                             Ended September 30,       Ended September 30,
                                                            ---------------------     ---------------------
                                                              2002         2001         2002         2001
                                                            --------     --------     --------     --------
Earnings per share before extraordinary item and
cumulative effect of change in accounting principle:
   Basic ..............................................     $   0.47     $   0.37     $   1.36     $   0.97
                                                            ========     ========     ========     ========
   Diluted ............................................     $   0.47     $   0.31     $   1.34     $   0.87
                                                            ========     ========     ========     ========
Net earnings per share:
   Basic ..............................................     $   0.47     $   0.37     $   1.36     $   0.74
                                                            ========     ========     ========     ========
   Diluted ............................................     $   0.47     $   0.31     $   1.34     $   0.68
                                                            ========     ========     ========     ========

Dividends declared per common share ...................     $   0.45     $   0.25     $   1.28     $   0.25
                                                            ========     ========     ========     ========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                  For the Nine Months
                                                                                                  Ended September 30,
                                                                                              --------------------------
                                                                                                 2002             2001
                                                                                              -----------      ---------
Cash flows from operating activities:
   Net earnings .........................................................................     $    52,808      $  22,530
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Cumulative effect of change in accounting principle ................................              --         (4,313)
     Equity in net earnings of Impac Funding Corporation ................................         (12,816)        (7,857)
     Provision for loan losses ..........................................................          13,302         10,559
     Amortization of loan premiums and securitization costs .............................          26,185          9,949
     Gain on disposition of other real estate owned .....................................            (120)        (1,584)
     Write-down of investment securities available-for-sale .............................           1,040          1,949
     Write-off of securitization costs from senior subordinated debentures ..............              --          1,006
     Gain on sale of investment securities available-for-sale ...........................              --           (159)
     Net change in accrued interest receivable ..........................................          (8,383)            42
     Net change in other assets and liabilities .........................................          (1,994)       (26,066)
                                                                                              -----------      ---------
       Net cash provided by operating activities ........................................          70,022          6,056
                                                                                              -----------      ---------
Cash flows from investing activities:
   Net change in CMO collateral .........................................................      (1,835,450)      (315,015)
   Net change in finance receivables ....................................................        (449,790)       (59,671)
   Net change in mortgage loans held-for-investment .....................................        (258,888)      (143,976)
   Proceeds from sale of other real estate owned, net ...................................           8,295          7,980
   Dividend from Impac Funding Corporation ..............................................           9,900          6,419
   Sale of investment securities available-for-sale .....................................              --          5,154
   Net principal reductions on investment securities available-for-sale .................           5,480          2,660
                                                                                              -----------      ---------
       Net cash used in investing activities ............................................      (2,520,453)      (496,449)
                                                                                              -----------      ---------
Cash flows from financing activities:
   Net change in reverse repurchase agreements and other borrowings .....................         693,583        193,469
   Proceeds from CMO borrowings .........................................................       2,433,254        758,296
   Repayments of CMO borrowings .........................................................        (666,154)      (451,644)
   Dividends paid .......................................................................         (47,020)        (2,363)
   Retirement of senior subordinated debentures .........................................              --         (7,747)
   Proceeds from sale of common stock ...................................................          83,957             --
   Proceeds from sale of common stock via Sales Agency Agreement ........................           9,310             --
   Proceeds from exercise of stock options ..............................................             754            337
   Reductions (advances) on notes receivable-common stock ...............................             920            (28)
                                                                                              -----------      ---------
       Net cash provided by financing activities ........................................       2,508,604        490,320
                                                                                              -----------      ---------

   Net change in cash and cash equivalents ..............................................          58,173            (73)
   Cash and cash equivalents at beginning of period .....................................          51,887         17,944
                                                                                              -----------      ---------
   Cash and cash equivalents at end of period ...........................................     $   110,060      $  17,871
                                                                                              ===========      =========

Supplementary information:
   Interest paid ........................................................................     $    96,398      $  86,592

Non-cash transactions:
   Transfer of mortgage loans held-for-investment to CMO collateral .....................     $ 2,449,994      $ 763,123
   Dividends declared and unpaid ........................................................          19,309          6,708
   Accumulated other comprehensive loss .................................................         (24,338)       (12,040)
   Loans transferred to other real estate owned .........................................          11,219          7,793
   Redemption of preferred stock into common stock ......................................              --         28,658

          See accompanying notes to consolidated financial statements.

1. Basis of Financial Statement Presentation

      The accompanying consolidated financial statements of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      References to the Company refers to Impac Mortgage Holdings, Inc., a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG) and, its affiliate, Impac Funding Corporation (IFC), together with its wholly-owned subsidiaries Impac Secured Assets Corp. and Novelle Financial Services, Inc.
(NFS). References to Impac Mortgage Holdings, Inc. (IMH) are made to differentiate IMH, the publicly traded company, as a separate entity from IMH Assets, IWLG and IFC. IMH is organized as a real estate investment trust (REIT) for federal income tax purposes, which generally allows it to pass through income to stockholders without federal income tax at the corporate level.

      The Company's results of operations have been presented in the consolidated financial statements for the three- and nine- months ended September 30, 2002 and 2001 and include the financial results of IMH's equity interest in net earnings of IFC, the mortgage operations. The results of operations of IFC, of which 100% of IFC's preferred stock and 99% of its economic interest is owned by IMH, are included in the results of operations as "Equity in net earnings of Impac Funding Corporation." Additionally, the Company's results of operations include the financial results of IMH Assets and IWLG as stand-alone entities.

2. Organization

      The Company acquires, originates, securitizes and invests primarily in non-conforming Alt-A mortgage loans (Alt-A). Alt-A mortgage loans consist primarily of mortgage loans that are first lien mortgage loans made to borrowers whose credit is generally within typical Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) guidelines, but that have loan characteristics that make them non-conforming under those guidelines. For instance, the loans may have higher loan-to-value
(LTV) ratios than allowable under those guidelines or they may have been originated without certain documentation or verifications required under those guidelines. Therefore, in making credit decisions, the Company is more reliant upon the borrower's credit score and the adequacy of the underlying collateral. Management believes that Alt-A mortgage loans provide an attractive net earnings profile by producing higher yields without commensurately higher credit losses than other types of mortgage loans. Since 1999, the Company has acquired and originated primarily Alt-A mortgage loans. The Company also provides warehouse and repurchase financing to originators of mortgage loans. Our ultimate goal is to generate consistent and reliable income for distribution to our stockholders primarily from the earnings of our long-term investment operations.

      The Company primarily operates three core businesses: the long-term investment operations, the mortgage operations and the warehouse lending operations.

      The long-term investment operations, conducted by IMH and IMH Assets, invest primarily in Alt-A mortgage loans acquired from IFC. This business primarily generates net interest income on its mortgage loan investment portfolio and, to a lesser extent, its investment securities portfolio. Alt-A mortgage loans are financed with collateralized mortgage obligations (CMO), reverse repurchase agreements and proceeds from the sale of capital stock.

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

3. Summary of Significant Accounting Policies

Method of Accounting

      The consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. Significant estimates made by management include accounting for derivative instruments, hedging activities and loan loss provisions.

Recent Accounting Pronouncements

      The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes Accounting Principles Bulletin (APB) Opinion No. 17, "Intangible Assets," and carries forward provisions in APB Opinion No. 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. As of September 30, 2002, the Company's intangible assets and goodwill are not significant. The financial impact of adopting this statement did not have a material impact on the Company's financial condition and results of operations.

      SFAS No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143), addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management anticipates that the financial impact of SFAS 143 will not have a material effect on the Company's financial condition and results of operations.

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business segment. SFAS 144 also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. Management anticipates that the financial impact of SFAS 144 will not have a material effect on the Company's financial condition and results of operations.

      SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections," (SFAS 145), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for eleven certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. Management anticipates that the financial impact of SFAS 145 will not have a material effect on the Company's financial condition and results of operations.

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS 146), requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management anticipates that the financial impact of SFAS 145 will not have a material effect on the Company's financial condition and results of operations.

      SFAS No. 147, "Acquisitions of Certain Financial Institutions," (SFAS
147), is an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 and addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (SFAS 72), and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17." The provisions of SFAS 147 are to be applied on October 1, 2002. Management anticipates that the financial impact of SFAS 147 will not have a material effect on the Company's financial condition and results of operations.

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

      The following table presents certain information related to derivative instruments and hedging activities as of September 30, 2002 (in thousands):

                                                                     Related
                                       Fair                         Amount in                          Related           Related
                                       Value                          Other         Unamortized       Amount in           Amount
                                        of                         Comprehensive     Derivative      Derivative           in CMO
                                    Derivatives        Index          Income        Instruments     Asset Account       Collateral
                                    ----------------------------------------------------------------------------------------------
Caps and collars not                                   1 mo.
  associated with CMOs .....         $(10,426)         LIBOR         $(13,001)         $ 2,574         $(10,427)         $     --
Cash in margin account .....           23,962           N/A                --               --           23,962                --
Caps, collars and swaps                                1 mo.
  associated with CMOs .....          (25,362)         LIBOR          (36,276)          10,914               --           (25,362)
99% OCI activity at IFC ....               --          FNMA            (1,291)              --               --                --
                                     --------                        --------          -------         --------          --------
Totals .....................         $(11,826)                       $(50,568)         $13,488         $ 13,535          $(25,362)
                                     ========                        ========          =======         ========          ========

      The following table presents certain information related to derivative instruments and hedging activities as of December 31, 2001 (dollars in thousands):

                                                                     Related
                                       Fair                         Amount in                          Related           Related
                                       Value                          Other         Unamortized       Amount in           Amount
                                        of                         Comprehensive     Derivative      Derivative           in CMO
                                    Derivatives        Index          Income        Instruments     Asset Account       Collateral
                                    ----------------------------------------------------------------------------------------------
Caps and collars not                                   1 mo.
  associated with CMOs .....         $(13,659)         LIBOR         $(15,240)         $ 1,581         $(13,659)         $     --
Cash in margin account .....           18,787           N/A                --               --           18,787                --
Caps, collars and swaps                                1 mo.
  associated with CMOs .....           (4,372)         LIBOR          (12,722)           8,350               --            (4,372)
99% OCI activity at IFC ....             (158)         FNMA               (90)              --               --                --
                                     --------                        --------          -------         --------          --------
Totals .....................         $    598                        $(28,052)         $ 9,931         $  5,128          $ (4,372)
                                     ========                        ========          =======         ========          ========

5. Reconciliation of Net Earnings per Share

      The following table presents the computation of basic and diluted net earnings per share as if all stock options were outstanding for the periods indicated and 10.5% cumulative convertible preferred stock (Preferred Stock) was outstanding during the three months ending September 30, 2001 (in thousands, except earnings per share):

                                                                      For the Three Months
                                                                      Ended September 30,
                                                                      --------------------
                                                                        2002       2001
                                                                      -------    -------
Numerator for earnings per share:
Net earnings available to common stockholders ....................    $19,434    $ 8,291
                                                                      =======    =======
Denominator for earnings per share:
Basic weighted average number of common shares outstanding .......     41,010     22,687
                                                                      =======    =======

Diluted weighted average number of common shares outstanding .....     41,010     26,823
Net effect of dilutive stock options .............................        766        361
                                                                      -------    -------
   Diluted weighted average common and common equivalent shares ..     41,776     27,184
                                                                      =======    =======
Net earnings per share:
   Basic .........................................................    $  0.47    $  0.37
                                                                      =======    =======
   Diluted .......................................................    $  0.47    $  0.31
                                                                      =======    =======

      The Company had 424 and 560,978 stock options during the three months ended September 30, 2002 and September 30, 2001, respectively, that were not considered in the dilutive calculation of earnings per share as the exercise price was greater than the average market price during the period. In August 2001, 1,200,000 shares of preferred stock were converted into 6,355,932 shares of common stock.

      The following table presents the computation of basic and diluted net earnings per share as if all stock options were outstanding for the periods indicated and Preferred Stock was outstanding during the nine months ending September 30, 2001 (in thousands, except earnings per share):

                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                                  ---------------------
                                                                                   2002          2001
                                                                                  -------      --------
Numerator for earnings per share:
Earnings before extraordinary item and cumulative effect of change in
  accounting principle .....................................................      $52,808      $ 23,536
   Extraordinary item ......................................................           --        (1,006)
   Cumulative effect of change in accounting principle .....................           --        (4,313)
                                                                                  -------      --------
Earnings after extraordinary item and cumulative effect of change in
  accounting principle .....................................................       52,808        18,217
   Less:  Dividends paid to preferred stockholders .........................           --        (1,575)
                                                                                  -------      --------
Net earnings available to common stockholders ..............................      $52,808      $ 16,642
                                                                                  =======      ========
Denominator for earnings per share:
Basic weighted average number of common shares outstanding .................       38,850        22,573
                                                                                  =======      ========
Diluted weighted average number of common shares outstanding ...............       38,850        26,793
Net effect of dilutive stock options .......................................          662           174
                                                                                  -------      --------
   Diluted weighted average common and common equivalent shares ............       39,512        26,967
                                                                                  =======      ========
Net earnings per share before extraordinary item and cumulative effect of change in accounting principle:
   Basic ...................................................................      $  1.36      $   0.97
                                                                                  =======      ========
   Diluted .................................................................      $  1.34      $   0.87
                                                                                  =======      ========
Net earnings per share:
   Basic ...................................................................      $  1.36      $   0.74
                                                                                  =======      ========
   Diluted .................................................................      $  1.34      $   0.68
                                                                                  =======      ========

      The Company had 229,694 and 195,277 stock options during the nine months ended September 30, 2002 and September 30, 2001, respectively, that were not considered in the dilutive calculation of earnings per share as the exercise price was greater than the average market price during the period.

6. Mortgage Assets

      Mortgage assets consist of investment securities available-for-sale, mortgage loans held-for-investment, CMO collateral and finance receivables. As of September 30, 2002 and December 31, 2001, mortgage assets consisted of the following (in thousands):

                                                                       September 30,      December 31,
                                                                            2002              2001
                                                                       -------------      ------------
Investment securities available-for-sale:
   Subordinated securities collateralized by mortgages ...........      $    21,147       $    26,661
   Net unrealized gain (1) .......................................            6,347             6,328
                                                                        -----------       -----------
     Carrying value of investment securities available-for-sale ..           27,494            32,989
                                                                        -----------       -----------
Loans Receivable:
CMO collateral--
   CMO collateral, unpaid principal balance ......................        3,959,957         2,186,561
   Unamortized net premiums on loans .............................           55,153            35,397
   Securitization expenses .......................................           16,317            11,582
   Fair value of derivative instruments ..........................          (25,362)           (4,372)
                                                                        -----------       -----------
     Carrying value of CMO collateral ............................        4,006,065         2,229,168
Finance receivables, net of pledge balances (2)--
   Due from affiliates ...........................................          439,742           166,078
   Due from other mortgage banking companies .....................          476,697           300,571
                                                                        -----------       -----------
     Carrying value of finance receivables .......................          916,439           466,649
Mortgage loans held-for-investment--
   Mortgage loans held-for-investment, unpaid principal balance ..          270,073            20,086
   Unamortized net premiums (discounts) on loans .................            4,065                (8)
                                                                        -----------       -----------
     Carrying value of mortgage loans held-for-investment ........          274,138            20,078

Carrying value of gross loans receivable .........................        5,196,642         2,715,895
   Allowance for loan losses .....................................          (21,564)          (11,692)
                                                                        -----------       -----------
     Carrying value of net loans receivable ......................        5,175,078         2,704,203
                                                                        -----------       -----------
   Total carrying value of mortgage assets .......................      $ 5,202,572       $ 2,737,192
                                                                        ===========       ===========

(1) Unrealized gains on investment securities available-for-sale is a component of accumulated other comprehensive loss in stockholders' equity.

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

      The following tables present activity for allowance for loan losses for the periods shown (in thousands):

                                           For the Three Months         For the Nine Months
                                           Ended September 30,          Ended September 30,
                                         ----------------------       -----------------------
                                           2002          2001           2002           2001
                                         --------       -------       --------       --------
Balance, beginning of period ......      $ 16,934       $ 7,817       $ 11,692       $  5,090
Provision for loan losses .........         5,361         2,615         13,302         10,558
Charge-offs, net of recoveries ....          (731)       (2,490)        (3,430)        (7,706)
                                         --------       -------       --------       --------
Balance, end of period ............      $ 21,564       $ 7,942       $ 21,564       $  7,942
                                         ========       =======       ========       ========

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

      o the warehouse lending operations, conducted by IWLG, provides warehouse and repurchase financing to affiliated companies and to approved mortgage bankers, a majority of which are correspondents of IFC, to finance mortgage loans; and

      o the mortgage operations, conducted by IFC, Impac Lending Group (ILG), a division of IFC, and NFS, a subsidiary of IFC, purchases and originates primarily non-conforming Alt-A mortgage loans, and, to a lesser extent, B/C mortgage loans and second mortgage loans from its network of third party correspondent sellers, mortgage brokers and retail customers. IFC is an unconsolidated taxable REIT subsidiary of IMH and its results of operations are shown as "Equity interest in net earnings of IFC."

      The following table shows reporting segments as of and for the nine months ended September 30, 2002 (in thousands):

                                            Long-Term          Warehouse             (a)
                                            Investment          Lending          Eliminations
                                            Operations         Operations         and Others        Consolidated
                                            ----------         ----------        ------------       ------------
Balance Sheet Items
    CMO collateral                          $4,006,065         $       --         $      --          $4,006,065
    Total assets                             4,636,313          1,258,645          (498,701)          5,396,257
    Total stockholders' equity                 423,361             85,320          (234,153)            274,528

Income Statement Items
    Interest income                         $  127,306         $   28,956         $  (2,266)         $  153,996
    Interest expense                            83,689             16,264            (2,266)             97,687
    Equity interest in net earnings
     of IFC (b)                                     --                 --            12,816              12,816
    Net earnings                                27,435             12,557            12,816              52,808

      The following table shows reporting segments for the three months ended
September 30, 2002 (in thousands):

Income Statement Items
    Interest income                         $   51,316         $   11,699         $  (1,316)         $   61,699
    Interest expense                            33,760              6,146            (1,316)             38,590
    Equity interest in net earnings
     of IFC (b)                                     --                 --             2,755               2,755
    Net earnings                                11,066              5,613             2,755              19,434

      The following table shows reporting segments as of and for the nine months ended September 30, 2001 (in thousands):

                                            Long-Term          Warehouse           (a)
                                            Investment          Lending        Eliminations
                                            Operations         Operations       and Others        Consolidated
                                            ----------         ----------      ------------       ------------
Balance Sheet Items
    CMO collateral                          $1,672,581         $     --         $      --          $1,672,581
    Total assets                             2,020,644          669,628          (293,530)          2,396,742
    Total stockholders' equity                 264,164           70,065          (157,638)            176,591

Income Statement Items
    Interest income                         $   89,380         $ 34,266         $  (7,614)         $  116,032
    Interest expense                            67,260           25,556            (7,614)             85,202
    Equity interest in net earnings
     of IFC (b)                                     --               --             7,857               7,857
    Net earnings                                 2,591            7,769             7,857              18,217

The following table shows reporting segments for the three months ended September 30, 2001 (in thousands):

Income Statement Items
    Interest income                         $   30,975         $ 11,003         $  (3,010)         $   38,968
    Interest expense                            22,899            7,692            (3,010)             27,581
    Equity interest in net earnings
     of IFC (b)                                     --               --             3,039               3,039
    Net earnings                                 2,339            2,913             3,039               8,291

(a)   Elimination of inter-segment balance sheet and income statement items.

(b) The mortgage operations is accounted for using the equity method and is an unconsolidated qualified REIT subsidiary of the Company.

9. Investment in Impac Funding Corporation

      The Company is entitled to 99% of the earnings or losses of IFC through its ownership of 100% of the non-voting preferred stock of IFC. As such, the Company records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses.

      The following tables present consolidated financial information for Impac Funding Corporation for the periods presented (in thousands):

                                 BALANCE SHEETS

                                                               September 30,     December 31,
                                                                   2002              2001
                                                               -------------     ------------
                                     ASSETS

Cash                                                             $  19,251        $  28,612
Investment securities available-for-sale                               186            3,394
Mortgage loans held-for-sale                                       456,640          174,172
Mortgage servicing rights                                           10,023            8,468
Premises and equipment, net                                          5,303            5,333
Accrued interest receivable                                            335              130
Other assets                                                        40,897           19,693
                                                                 ---------        ---------
     Total assets                                                $ 532,635        $ 239,802
                                                                 =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings from IWLG                                             $ 454,083        $ 174,136
Due to affiliates                                                   14,500           14,500
Deferred revenue                                                     6,147            4,479
Accrued interest expense                                               763              453
Other liabilities                                                   37,722           26,914
                                                                 ---------        ---------

     Total liabilities                                             513,215          220,482
                                                                 ---------        ---------
Shareholders' Equity:
Preferred stock                                                     18,053           18,053
Common stock                                                           182              182
Retained earnings                                                   21,669            8,722
Cumulative dividends declared                                      (18,984)          (8,984)
Accumulated other comprehensive gain (loss)                         (1,500)           1,347
                                                                 ---------        ---------
     Total shareholders' equity                                     19,420           19,320
                                                                 ---------        ---------
     Total liabilities and shareholders' equity                  $ 532,635        $ 239,802
                                                                 =========        =========

                            STATEMENTS OF OPERATIONS

                                                              For the Three Months          For the Nine Months
                                                              Ended September 30,           Ended September 30,
                                                            -----------------------       -----------------------
                                                              2002           2001           2002           2001
                                                            --------       --------       --------       --------
Interest income                                             $  8,072       $  5,569       $ 22,644       $ 18,314
Interest expense                                               5,991          4,629         16,882         16,601
                                                            --------       --------       --------       --------
  Net interest income                                          2,081            940          5,762          1,713

Gain on sale of loans                                         13,656         12,423         49,387         32,947
Loan servicing income (expense)                                 (473)           507         (1,221)         2,308
Other non-interest income                                          9            210          2,089            319
                                                            --------       --------       --------       --------
  Total non-interest income                                   13,192         13,140         50,255         35,574

Personnel expense                                              6,575          4,138         18,418         10,776
General and administrative and other expense                   4,549          2,844         13,006          8,500
Provision for repurchases                                      1,324            501          2,154            515
Amortization of mortgage servicing rights                      1,037          1,313          3,529          3,757
Mark-to-market gain on derivative instruments                 (2,937)           (62)        (3,393)           (45)
                                                            --------       --------       --------       --------
  Total non-interest expense                                  10,548          8,734         33,714         23,503

Earnings before income taxes and cumulative effect
 of change in accounting principle                             4,725          5,346         22,303         13,784
   Income taxes                                                1,942          2,257          9,357          5,865
                                                            --------       --------       --------       --------
Earnings before cumulative effect of change in
 accounting principle                                          2,783          3,089         12,946          7,919
   Cumulative effect of change in accounting principle            --             --             --             17
                                                            --------       --------       --------       --------
Net earnings                                                   2,783          3,089         12,946          7,936
   Less: Cash dividends on preferred stock                    (4,208)        (2,000)        (9,900)        (6,419)
                                                            --------       --------       --------       --------
Net earnings available to common stockholders               $ (1,425)      $  1,089       $  3,046       $  1,517
                                                            ========       ========       ========       ========

10. Stockholders' Equity

      During the nine months ended September 30, 2002 accumulated other comprehensive loss increased by $24.3 million due to a $22.5 million increase in unrealized loss on derivative instruments and a $1.8 million increase in unrealized gain on investment securities available-for-sale.

      During the nine months ended September 30, 2002 the Company issued approximately 9.9 million shares of common stock and received net proceeds of $84.0 million (excluding issuance of shares from the exercise of stock options and shares sold under the Sales Agency Agreement).

      During the nine months ended September 30, 2002 the Company sold 854,600 shares of common stock pursuant to its Sales Agency Agreement and received net proceeds of $9.3 million.

      On September 24, 2002 the Company declared a third quarter cash dividend of $0.45 per common share, or $19.3 million, which was paid on October 9, 2002 to common stockholders of record on October 2, 2002.

      On June 25, 2002 the Company declared a second quarter cash dividend of $0.43 per common share, or $17.2 million, which was paid on July 12, 2002 to common stockholders of record on July 3, 2002.

      On March 26, 2002 the Company declared a first quarter cash dividend of $0.40 per common share, or $15.8 million, which was paid on April 16, 2002 to common stockholders of record on April 3, 2002.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report contains forward-looking statements including statements relating to the expected performance of the Company's businesses and dividend and earnings expectations. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, among other things, failure to achieve projected earning levels, the timely and successful implementation of strategic initiatives, the ability to generate sufficient liquidity, the size and frequency of our securitizations and the amount of interest we earn on our mortgage loans, interest rate fluctuations on our assets that differ from those on our liabilities, changes in the difference between short-term and long-term interest rates, increases in prepayment rates on our mortgage assets, changes in assumptions regarding estimated loan losses, changes in assumptions regarding estimated fair value amounts, the availability of financing and, if available, the terms of any financing, changes in origination and resale pricing of mortgage loans, growth in markets which the Company serves, changes in general market and economic conditions and other factors described in this report and under "Risk Factors." Caution must be exercised in relying on these and other forward-looking statements. Due to known and unknown risks and other factors not presently identified, the Company's results may differ materially from its expectations and projections. We may update and revise our estimates based on actual conditions experienced, however, it is not practicable to publish all revisions and as a result, no one should assume that results projected in or contemplated by the forward-looking statements included above may continue to be accurate in the future.

      The terms "Company," "we," "us," and "our" refer to Impac Mortgage Holdings, Inc., a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp., or "IMH Assets," Impac Warehouse Lending Group, Inc., or "IWLG," and its affiliate, Impac Funding Corporation, or "IFC," together with its wholly-owned subsidiaries Impac Secured Assets Corp. and Novelle Financial Services, Inc., or "NFS."

      Together with our subsidiaries and affiliates we acquire, originate, securitize and invest nationwide primarily in non-conforming Alt-A mortgage loans, or "Alt-A." Alt-A mortgage loans consist primarily of mortgage loans that are first lien mortgage loans made to borrowers whose credit is generally within typical Federal National Mortgage Association, or "Fannie Mae," and the Federal Home Loan Mortgage Corporation, or "Freddie Mac," guidelines, but that have loan characteristics that make them non-conforming under those guidelines. For instance, Alt-A mortgage loans may have higher loan-to-value LTV ratios than allowable under those guidelines or they may have been originated without certain documentation or verifications required under those guidelines. Therefore, in making credit decisions, we are more reliant upon the borrower's credit score and the adequacy of the underlying collateral. Alt-A credit quality loans generally have a credit score of 600 or better while "A" credit quality loans generally have a credit score of 640 or better.

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

Critical Accounting Policies

      Certain accounting policies require us to make significant estimates and assumptions, which materially affect the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could materially affect the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements:

      o Allowance for losses on loans. For further information, see note 7 on pages 12 and 13 of notes to consolidated financial statements and pages 21 and 26 of this section; and

      o Accounting for Derivative Instruments and Hedging Activities. For further information, see note 4 on pages 9 and 10 of notes to consolidated financial statements and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" on page 45.

Operating Segments

      We primarily operate three core businesses: the long-term investment operations, the mortgage operations, and the warehouse lending operations.

Long-Term Investment Operations

      The long-term investment operations, conducted by IMH and IMH Assets, primarily invest in Alt-A mortgage loans acquired and originated by the mortgage operations. In addition, during the third quarter of 2002 the Company began operations of a new subsidiary called Impac Multi-Family Capital Corporation, or "IMCC," which intends to originate mortgage loans on multi-family properties with loan balances between $250,000 and $1.5 million. These businesses primarily generate net interest income on its mortgage investment portfolio and, to a lesser extent, its investment securities portfolio. Alt-A mortgage loans are financed with collateralized mortgage obligations, or "CMOs," reverse repurchase agreements and proceeds from the sale of capital stock.

      During the first nine months of 2002 the long-term investment operations acquired $2.5 billion of primarily Alt-A adjustable-rate mortgages, or "ARMs," and $200.9 million of fixed-rate mortgages, or "FRMs." Of the mortgages acquired during the first nine months of 2002, 93% were ARMs, of which 65% were indexed to six-month London Interbank Offered Rate, or "LIBOR," 62% were purchase money transactions and 77% had prepayment penalty features. Mortgages acquired during the first nine months of 2002 had a weighted average coupon of 6.60% and a weighted average credit score of 686.

      As of September 30, 2002, the long-term mortgage investment portfolio was $4.3 billion of which approximately 91% were ARMs and 9% were FRMs. The long-term mortgage investment portfolio had a weighted average coupon of 6.84%, a weighted average margin of 3.07% (mainly LIBOR based) and an original weighted average credit score of 680. 97% of the long-term mortgage investment portfolio were Alt-A mortgages, 71% had prepayment penalty features with a weighted average prepayment expiration period of approximately 22 months, 48% were six-month LIBOR indexed ARMs, or "six month ARMs," and 42% were six-month LIBOR indexed hybrid loans, or "six month hybrids." Six months hybrids have initial fixed interest rate periods of two to five years, which subsequently adjust to ARMs, and had an average interest rate adjustment period of approximately 14 months as of September 30, 2002.

Mortgage Operations

      The mortgage operations, conducted by IFC, acquire, originate, sell and securitize primarily Alt-A mortgage loans and, to a lesser extent, sub-prime mortgage loans, or "B/C loans." The mortgage operations primarily generate income by securitizing and selling loans to permanent investors, including the long-term investment operations. This business also earns revenues from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on loans held for sale. The mortgage operations primarily use warehouse lines of credit to finance the acquisition and origination of mortgage loans.

      Loan acquisitions and originations during the first nine months of 2002, excluding premiums, were $4.3 billion. Of mortgages acquired or originated during the first nine months of 2002, 93% were Alt-A, 77% had prepayment penalty features, 68% were ARMs and 58% were purchase money transactions. During the first nine months of 2002 the mortgage operations sold $2.7 billion of mortgage loans to the long-term investment operations, issued real estate mortgage investment conduits, or "REMICs," totaling $594.7 million and sold $680.4 million of mortgage loans to third party investors.

      As of September 30, 2002 the master servicing portfolio was $7.9 billion and the loan delinquency rate of mortgages in the master servicing portfolio which were 60 or more days past due, inclusive of foreclosures and delinquent bankruptcies, was 4.45%.

Warehouse Lending Operations

      The warehouse lending operations, conducted by IWLG, provide short-term financing to mortgage loan originators by funding mortgage loans from their closing date until they are sold to pre-approved investors. The warehouse lending operations earn fees, as well as a spread, from the difference between its cost of borrowings and the interest earned on advances.

      As of September 30, 2002 the warehouse lending operations had extended $564.0 million of short-term warehouse lines of credit available to 60 non-affiliated customers, of which $476.7 million was outstanding.

Results of Operations--Impac Mortgage Holdings, Inc.

For the Three Months Ended September. 30, 2002 as compared to the Three Months Ended September 30, 2001

      Net earnings for the third quarter of 2002 increased to $19.4 million, or $0.47 per diluted share, as compared to net earnings of $8.3 million, or $0.31 per diluted share, for the third quarter of 2001 primarily due to an $11.7 million increase in net interest income. Return on average assets and equity was 1.64% and 29.27%, respectively, during the third quarter of 2002 as compared to 1.45% and 17.16%, respectively, during the third quarter of 2001.

      Book value per outstanding common share was $6.40 at quarter-end as compared to $6.44 per outstanding common share as of June 30, 2002. Book value decreased during the third quarter primarily due to a $14.9 million increase in accumulated other comprehensive loss, which offset the incremental increase in book value from the issuance of new shares. The increase in other comprehensive loss was the result of fair market adjustments on derivative instruments, in accordance with Statement of Financial Accounting Standards No. 133, or "SFAS 133," "Accounting for Derivative Instruments and Hedging Activities."

      Estimated taxable income for the third quarter was $25.5 million, or $0.61 per diluted share, as compared to $7.4 million, or $0.27 per diluted share, during the third quarter of 2001. Estimated taxable income during the third quarter of 2002 was greater than net earnings as excess provision for loan losses cannot be deducted from taxable income. In addition, estimated taxable income for the third quarter of 2002 reflects a $4.2 million dividend from IFC. After filing its 2001 tax returns, the Company had a federal net operating loss carryforward of $29.3 million, which expires in the year 2020, and a state net operating loss carryforward of $29.3 million, which expires in the year 2010, that are available to offset future taxable income.

      The following table summarizes the calculation of estimated taxable income and a reconciliation of estimated taxable income to net earnings for the periods shown (in thousands, except earnings per share amounts):

                                                         For the Three Months
                                                          Ended September 30,
                                                      --------------------------
                                                      2002 (2)          2001 (3)
                                                      --------          --------
Net earnings ...................................      $ 19,434          $ 8,291
Adjustments to net earnings:
   Loan loss provision .........................         5,361            2,615
   Dividends from IFC ..........................         4,208            2,000
   Tax deduction for actual loan losses ........          (731)          (2,491)
   Equity in net earnings of IFC ...............        (2,755)          (3,039)
                                                      --------          -------
Estimate taxable income (1) ....................      $ 25,517          $ 7,376
                                                      ========          =======
Estimated taxable income per share .............      $   0.61          $  0.27
                                                      ========          =======

(1) Estimated taxable income includes estimates of book to tax adjustments and can differ from actual taxable income as calculated when the Company files its annual tax return.

(2) Excludes deduction for dividends paid and the availability of a deduction attributable to a net operating loss carryforward.

(3) Excludes deduction for dividends paid, the availability of a deduction attributable to a net operation loss carryforward and quarterly tax deductions of approximately $2.7 million for amortization of the termination of the Company's management agreement.

      Net interest income increased 103% to $23.1 million during the third quarter of 2002 as compared to $11.4 million during the third quarter of 2001 as average mortgage assets rose. Average mortgage assets increased as mortgage rates declined to historic lows during 2002 which contributed to record mortgage acquisitions and originations by the mortgage operations. Although, in the near term, we believe that mortgage demand for both fixed and adjustable rate mortgages will remain high, we are mindful that this may not always be the case. Therefore, we believe that we must take advantage of this market opportunity and continue the growth of our balance sheet, which increased 26% to $5.4 billion as of quarter-end as compared to $4.3 billion as of June 30, 2002.

      Total assets increased as the long-term investment operations acquired $1.1 billion of mortgages from the mortgage operations, which included $200.0 million of FRMs. The FRMs were securitized as our first fixed rate CMO since 1998. The fixed rate CMO utilizes matched fixed rate borrowings that provides a locked-in interest spread over the life of the mortgage loans which, we believe, will have a longer life than adjustable rate assets. The fixed rate CMO had a weighted average fixed borrowing cost of 4.98%. We also completed one variable rate CMO during the third quarter for $497.5 million that had a weighted average adjustable borrowing cost of one-month LIBOR plus 49 basis points. By acquiring and securitizing FRMs, in addition to acquiring and securitizing ARMs, we believe that we can generate more consistent revenue from our mortgage loan investment portfolio as opposed to revenue generated from gain on sale of loans, which are more susceptible to fluctuations in mortgage activity. In the future, we expect to acquire as much as 50% of the mortgage operations' fixed rate acquisitions and originations.

      To sustain our strategy of growing the balance sheet, it has become apparent that we need to raise capital more quickly through the block sale of common shares as opposed to raising capital strictly through the sale of common shares via our Sales Agency Agreement. Therefore, during the third quarter we completed the sale of approximately 2.5 million common shares at a public offering price of $11.25 per share. We expect to continue to access the capital markets through our Sales Agency Agreement or periodically issue shares from our shelf registration as the market, economics and sound business practice dictates.

      In addition to issuing common shares to finance our growth, we utilized new reverse repurchase agreements to provide financing for the acquisition of mortgages during the third quarter. New reverse repurchase agreements of $650.0 million were secured with various investment banks during the year. The new reverse repurchase agreements provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgage loans at terms comparable to those we have received in the past and the flexibility of having financial relationships with a larger cross-section of financial institutions. However, we continue to securitize or sell mortgage loans every 30 to 45 days to limit our exposure to possible margin calls on our financing facilities.

      We believe that we effectively manage interest rate risk by purchasing interest rate hedging instruments that result in reliable and consistent net interest margins in changing interest rate environments. Net interest margins on mortgage assets decreased 4 basis points to 1.92% during the third quarter of 2002 as compared to 1.96% during the third quarter of 2001. As short-term interest rates and mortgage rates declined, yields on mortgage assets decreased 178 basis points during the third quarter of 2002 to 5.18% as compared to 6.96% during the third quarter of 2001. Borrowing costs on mortgage assets also declined as yields dropped 192 basis points to 3.37% during the third quarter of 2002 as compared to 5.29% during the third quarter of 2001. We believe that our interest rate hedging strategy will continue to provide reliable and consistent net interest margins in a changing interest rate environment.

      The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the third quarters of 2002 and 2001 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                     For the Three Months               For the Three Months
                                                   Ended September 30, 2002           Ended September 30, 2001
                                               --------------------------------   --------------------------------
                                                 Average               Wtd. Avg     Average               Wtd. Avg
                                                 Balance     Interest    Yield      Balance     Interest    Yield
                                               --------------------------------   --------------------------------
           Mortgage Assets
Securities collateralized by mortgages         $   28,442    $   362     5.09%    $   33,491    $   679     8.11%
Loans receivable:                                                                         --         --       --
CMO collateral (1)                              3,725,003     48,286     5.19      1,515,450     27,219     7.18
Mortgage loans held-for-investment (1)            131,267      1,665     5.07        195,891      2,529     5.16
Finance receivables:
  Affiliated                                      377,922      4,358     4.61        251,140      4,027     6.41
  Non-affiliated                                  347,691      5,065     5.83        208,164      3,901     7.50
                                               ---------------------              ---------------------
   Total finance receivables                      725,613      9,423     5.19        459,304      7,928     6.90
                                               ---------------------              ---------------------
     Total loans receivable                     4,581,883     59,374     5.18      2,170,645     37,676     6.94
                                               ---------------------              ---------------------
Total Mortgage Assets                          $4,610,325    $59,736     5.18%    $2,204,136    $38,355     6.96%
                                               =====================              =====================

       Borrowings on Mortgage Assets
CMO borrowings (2)                             $3,635,351    $31,091     3.42%    $1,435,864    $19,249     5.36%
Reverse repurchase agreements - mortgages         816,923      6,086     2.98        633,248      7,688     4.86
Borrowings secured by investment securities         9,255        431    18.63         16,183        620    15.32
                                               ---------------------              ---------------------
Total Borrowings on Mortgage Assets            $4,461,529    $37,608     3.37%    $2,085,295    $27,557     5.29%
                                               =====================              =====================

Net Interest Spread (3)                                                  1.81%                              1.67%
Net Interest Margin (4)                                                  1.92%                              1.96%

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

      Mortgage loans acquired from the mortgage operations with prepayment penalty features help to mitigate Constant Prepayment Rate, or "CPR," and corresponding premium and securitization cost amortization as a result of refinancing activity. Loan premiums paid for acquiring mortgage loans and securitization costs for obtaining financing are amortized to interest income and interest expense over the estimated lives of the mortgage loans or related borrowings. Prepayments on a pool of mortgage loans are commonly measured relative to a CPR that represents an annual rate at which prepayments occur each month relative to the then outstanding balance of the pool of mortgage loans. The prepayment experience for our mortgage assets for the third quarter of 2002 equaled 24% CPR, which represents an improvement over the third quarter of 2001, a period for which prepayment experience equaled 36% CPR. Additionally, the acquisition of mortgage loans at current market rates during the third quarter also contributed to a decline in CPR.

      We believe that we mitigate loan losses and a potential increase in foreclosure rates by maintaining an adequate allowance for loan loss, by acquiring mortgage loans with favorable credit profiles and by acquiring mortgage loans with conservative loan-to-value ratios with mortgage insurance enhancements, which reduces our effective loan-to-value ratio. Allowance for loan losses increased 85% to $21.6 million at quarter-end, or 0.41% of total loans receivable, which includes CMO collateral, mortgage loans held-for-investment and finance receivables, as compared to $11.7 million, or 0.43% of total loans receivable, as of December 31, 2001. During the third quarter of 2002 provision for loan losses was $5.4 million on mortgage acquisitions of $1.1 billion as compared to $2.6 million and $360.9 million, respectively, for the third quarter of 2001.

      As of September 30, 2002 total non-performing assets were $105.6 million, or 1.96% of total assets, as compared to $69.3 million, or 2.43% of total assets, as of December 31, 2001. Mortgage loans that were 60 or more days delinquent, including foreclosures and delinquent bankruptcies, was 2.92% of the long-term mortgage investment portfolio as of September 30, 2002 as compared to 3.84% as of December 31, 2001.

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

      We acquire mortgage loans from the mortgage operations that fit within our criteria, which are primarily non-conforming Alt-A ARMs and, to a lesser extent, FRMs with good credit profiles, with insurance enhancements (when required), prepayment penalty features and purchase money transactions. The following table summarizes mortgage loan acquisitions for the periods indicated (in thousands):

                          LOAN ACQUISITION SUMMARY (1)

                                                     For the Three Months
                                                     Ended September 30,
                                             -----------------------------------
                                                   2002                2001
                                             -----------------    --------------
                                               Balance      %     Balance     %
                                               -------     ---    -------    ---
Volume by Type:
  Adjustable rate .......................    $  892,092     82    $353,290    98
  Fixed rate ............................       200,004     18       7,608     2
                                             ----------           --------
    Total Loan Acquisitions .............    $1,092,096           $360,898
                                             ==========           ========
Volume by Product:
  Six month LIBOR indexed ARMs ..........    $  619,225     57    $ 92,925    26
  Six month LIBOR indexed hybrids (2) ...       272,867     25     260,365    72
  Fixed first trust deeds ...............       200,004     18           0     0
  Fixed second trust deeds ..............             0      0       7,608     2
                                             ----------           --------
    Total Loan Acquisitions .............    $1,092,096           $360,898
                                             ==========           ========
Volume by Credit Quality:
  Alt-A loans ...........................    $1,086,719    100    $358,492    99
  B/C loans .............................         5,377      0       2,406     1
                                             ----------           --------
    Total Loan Acquisitions .............    $1,092,096           $360,898
                                             ==========           ========
Volume by Purpose:
  Purchase ..............................    $  681,739     62    $253,224    70
  Refinance .............................       410,357     38     107,674    30
                                             ----------           --------
    Total Loan Acquisitions .............    $1,092,096           $360,898
                                             ==========           ========
Volume by Prepayment Penalty:
  With prepayment penalty ...............    $  913,959     84    $194,697    54
  Without prepayment penalty ............       178,137     16     166,201    46
                                             ----------           --------
    Total Loan Acquisitions .............    $1,092,096           $360,898
                                             ==========           ========

(1)   Excludes premiums paid upon acquiring mortgages.

(2) Mortgage loans are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.

      Equity in net earnings of IFC decreased 7% to $2.8 million during the third quarter as compared to $3.0 million during the third quarter of 2001. However, net earnings of IFC would have been higher during the third quarter of 2002 if IFC had sold $200.0 million of FRMs to non-affiliated investors as whole loan sales or as REMICs instead of selling FRMs to the long-term investment operations. Sale of mortgage loans to the long-term investment operations results in a deferral of the gain over the life of the mortgage loans. These FRMs were securitized as our first fixed rate CMO since 1998 and should provide positive cash flows over the life of the loans. Refer to "Results of Operations--Impac Funding Corporation" for more information on the operating results of IFC.

Results of Operations--Impac Funding Corporation

For the Three Months Ended September 30, 2002 as compared to the Three Months Ended September 30, 2001

      Net earnings decreased 10% to $2.8 million during the third quarter of 2002 as compared to $3.1 million during the third quarter of 2001. The decrease in net earnings was primarily due to the sale of $200.0 million of FRMs to the long-term investment operations during the third quarter of 2002 as compared to the sale of FRMs to non-affiliated investors or as REMICs during the third quarter of 2001. Sale of mortgage loans to the long-term investment operations results in a deferral of the gain over the life of the mortgage loans. The sale of $200.0 million of FRMs to the long-term investment operations should provide positive cash flows over the life of the mortgage assets as opposed to one-time cash gain on sale of loans.

      Net interest income increased to $2.1 million during the third quarter of 2002 as compared to $940,000 during the third quarter of 2001 as average loans held for sale increased and net interest margins widened. Average loans held for sale increased to $396.2 million during the third quarter of 2002 as compared to $263.0 million during the third quarter of 2001 as a result of higher loan acquisitions and originations. Net interest margins increased to 2.42% during the third quarter of 2002 as compared to 2.04% during the third quarter of 2001 as interest rate spreads widened.

      Gain on sale of loans increased to $13.7 million on loan sales of $1.5 billion during the third quarter of 2002 as compared to gain on sale of loans of $12.4 million on loan sales of $769.9 million during the third quarter of 2001. The mortgage operation sells or securitizes loans between 30 and 45 days from the date of acquisition and origination. Frequent sale or securitization of mortgage loans requires less capital, maintains higher liquidity and provides less interest rate and price volatility during the mortgage loan accumulation period.

      Excluding mark-to-market gain on derivative instruments, total non-interest expense increased to $13.5 million during the third quarter of 2002 as compared to $8.8 million during the third quarter of 2001. The increase in total non-interest expense during the third quarter of 2002 was primarily due to $1.4 million of operating expenses from NFS, which began operations during the fourth quarter of 2001. In addition, staff and operating expenses were higher as staff was hired to meet greater correspondent loan acquisition and wholesale origination volumes during the third quarter of 2002.

      Although non-interest expense increased during the third quarter of 2002, fully loaded costs to acquire and originate an Alt-A mortgage loan at IFC declined to 69 basis points during the third quarter of 2002 as compared to 97 basis points during the third quarter of 2001. Fully loaded costs to acquire and originate a B/C mortgage loan at NFS was 198 basis points during the third quarter of 2002. Fully loaded expense includes both direct costs incurred to acquire and originate mortgage loans, which includes loan origination and sales and marketing costs, and indirect costs, which includes accounting, administration, legal and information technology costs.

      Mortgage loan acquisitions and originations increased 109% to $1.7 billion during the third quarter of 2002 as compared to $815.5 million during the third quarter of 2001. The following table summarizes mortgage loan acquisitions and originations for the periods indicated (in thousands):

                           LOAN PRODUCTION SUMMARY (1)

                                                     For the Three Months
                                                     Ended September 30,
                                             -----------------------------------
                                                   2002                2001
                                             -----------------    --------------
                                               Balance      %     Balance     %
                                               -------     ---    -------    ---
Volume by Type:
  Fixed rate first trust deeds ..........    $  552,751     33    $335,257    41
  Fixed rate second trust deeds .........        24,032      1      10,083     1
  Adjustable rate:
    Six month LIBOR ARMs ................       724,101            133,557
    Six month LIBOR hybrids .............       379,102            336,618
                                             ----------           --------
  Total adjustable rate .................     1,103,203     66     470,175    58
                                             ----------           --------
    Total Loan Production ...............    $1,679,986           $815,515
                                             ==========           ========
Volume by Channel:
  Correspondent acquisitions ............    $1,258,485     75    $606,905    74
  Wholesale and retail originations .....       295,518     18     188,629    23
  Novelle Financial Services, Inc. ......       125,983      7      19,981     3
                                             ----------           --------
    Total Loan Production ...............    $1,679,986           $815,515
                                             ==========           ========
Volume by Credit Quality:
  Alt-A loans ...........................    $1,545,239     92    $791,037    97
  B/C loans .............................       134,747      8      24,478     3
                                             ----------           --------
    Total Loan Production ...............    $1,679,986           $815,515
                                             ==========           ========
Volume by Purpose:
  Purchase ..............................    $  985,755     59    $531,935    65
  Refinance .............................       694,231     41     283,580    35
                                             ----------           --------
    Total Loan Production ...............    $1,679,986           $815,515
                                             ==========           ========
Volume by Prepayment Penalty:
  With prepayment penalty ...............    $1,372,735     82    $515,814    63
  Without prepayment penalty ............       307,251     18     299,701    37
                                             ----------           --------
    Total Loan Production ...............    $1,679,986           $815,515
                                             ==========           ========

(1)   Excludes premiums paid upon acquiring and originating mortgages.

Results of Operations--Impac Mortgage Holdings, Inc.

For the Nine Months Ended September 30, 2002 as compared to the Nine Months Ended September 30, 2001

      Net earnings for the first nine months of 2002 were $52.8 million, or $1.34 per diluted share, as compared to net earnings of $18.2 million, or $0.68 per diluted share, for the same period of 2001. Net earnings rose as net interest income increased by $25.5 million, equity in net earnings of IFC increased by $5.0 million and mark-to-market loss on derivative instruments and cumulative effect of change in accounting policy decreased by $8.0 million. Return on average assets and equity was 1.82% and 27.72%, respectively, during the first nine months of 2002 as compared to 1.16% and 13.13%, respectively, during the same period of 2001.

      Estimated taxable income for the first nine months of 2002 was $59.8 million, or $1.51 per diluted share, as compared to $19.6 million, or $0.73 per diluted share, during the same period of 2001. Estimated taxable income during the first nine months of 2002 was greater than net earnings as excess provision for loan losses cannot be deducted from taxable earnings. During the first nine months of 2002 provision for loan losses of $13.3 million were in excess of actual loan charge-offs, net of recoveries, of $3.4 million. In addition, estimated taxable income for the first nine months of 2002 reflects dividends of $9.9 million from IFC.

      The following table summarizes the calculation of estimated taxable income and a reconciliation of estimated taxable income to net earnings for the periods shown (in thousands, except earnings per share amounts):

                                                         For the Nine Months
                                                         Ended September 30,
                                                     --------------------------
                                                     2002 (2)          2001 (3)
                                                     --------          --------

Net earnings ..................................      $ 52,808          $ 18,217
Adjustments to net earnings:
   Loan loss provision ........................        13,302            10,559
   Dividends from IFC .........................         9,900             6,419
   Tax deduction for actual loan losses .......        (3,430)           (7,707)
   Equity in net earnings of IFC ..............       (12,816)           (7,857)
                                                     --------          --------
Estimate taxable income (1) ...................      $ 59,764          $ 19,631
                                                     ========          ========
Estimated taxable income per share ............      $   1.51          $   0.73
                                                     ========          ========

(1) Estimated taxable income includes estimates of book to tax adjustments and can differ from actual taxable income as calculated when the Company files its annual tax return.

(2) Excludes deduction for dividends paid and the availability of a deduction attributable to a net operating loss carryforward.

(3) Excludes deduction for dividends paid, the availability of a deduction attributable to a net operating loss carryforward and tax deductions of approximately $8.1 million for amortization of the termination of the Company's management agreement.

      Net interest income increased 83% to $56.3 million during the first nine months of 2002 as compared to $30.8 million during the same period of 2001 as total average mortgage assets rose. Total average mortgage assets increased 90% to $3.8 billion during the first nine months of 2002 as compared to $2.0 billion during the same period of 2001 as the long-term investment operations acquired $2.7 billion of mortgage loans during the first nine months of 2002. Net interest margins on mortgage assets decreased 3 basis points to 1.92% during the first nine months of 2002 as compared to 1.95% during the same period of 2001. As short-term interest rates and mortgage rates declined, yields on mortgage assets decreased 218 basis points during the first nine months of 2002 to 5.32% as compared to 7.50% during the same period of 2001. Borrowing costs on mortgage assets also declined as yields dropped 236 basis points to 3.55% during the first nine months of 2002 as compared to 5.91% during the same period of 2001.

      The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the first nine months of 2002 and 2001 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                      For the Nine Months                For the Nine Months
                                                   Ended September 30, 2002           Ended September 30, 2001
                                               --------------------------------   --------------------------------
                                                 Average               Wtd. Avg     Average               Wtd. Avg
                                                 Balance     Interest    Yield      Balance     Interest    Yield
                                               --------------------------------   --------------------------------
          Mortgage Assets
Securities collateralized by mortgages         $   29,806    $ 1,449     6.48%    $   34,181    $ 2,997    11.69%
Loans receivable:
CMO collateral                                  2,981,957    120,487     5.39      1,387,641     77,540     7.45
Mortgage loans held-for-investment                 81,195      2,865     4.70        154,678      7,115     6.13
Finance receivables:
  Affiliated                                      397,980     13,542     4.54        262,002     14,809     7.54
  Non-affiliated                                  279,273     12,095     5.77        191,563     11,696     8.14
                                               ----------------------             ----------------------
   Total finance receivables                      677,253     25,637     5.05        453,565     26,505     7.79
                                               ----------------------             ----------------------
     Total loans receivable                     3,740,405    148,989     5.31      1,995,884    111,160     7.43
                                               ----------------------             ----------------------
Total Mortgage Assets                          $3,770,211    $150,438    5.32%    $2,030,065    $114,157    7.50%
                                               ======================             ======================

      Borrowings on Mortgage Assets
CMO borrowings                                 $2,894,017    $79,021     3.64%    $1,309,069    $57,016     5.81%
Reverse repurchase agreements - mortgages         706,696     15,724     2.97        578,021     25,485     5.88
Borrowings secured by investment securities        10,760      1,455    18.03         18,219      1,958    14.33
                                               ----------------------             ----------------------
Total Borrowings on Mortgage Assets            $3,611,473    $96,200     3.55%    $1,905,309    $84,459     5.91%
                                               ======================             ======================

Net Interest Spread                                                      1.77%                              1.59%
Net Interest Margin                                                      1.92%                              1.95%

      During the first nine months of 2002 and 2001 provision for loan losses was $13.3 million and $10.6 million, respectively, while actual loan losses, net of recoveries, during the first nine months of 2002 and 2001 were $3.4 million and $7.7 million, respectively. Provision for loan losses increased during the first nine months of 2002 as the long-term investment operations acquired $2.7 billion of mortgage loans for long-term investment as compared to $907.8 million during the same period of 2001. Allowance for loan losses increased 85% to $21.6 million at quarter-end as compared to $11.7 million as of December 31, 2001.

      The following table summarizes mortgage loan acquisitions for the periods indicated (in thousands):

                          LOAN ACQUISITION SUMMARY (1)

                                                     For the Nine Months
                                                     Ended September 30,
                                             -----------------------------------
                                                   2002                2001
                                             -----------------    --------------
                                               Balance      %     Balance     %
                                               -------     ---    -------    ---
Volume by Type:
  Adjustable rate .......................    $2,479,017     93    $894,506    99
  Fixed rate ............................       200,871      7      13,287     1
                                             ----------           --------
    Total Loan Acquisitions .............    $2,679,888           $907,793
                                             ==========           ========
Volume by Product:
  Six month LIBOR indexed ARMs ..........    $1,727,198     65    $116,975    13
  Six month LIBOR indexed hybrids (2) ...       751,819     28     777,531    86
  Fixed first trust deeds ...............       200,560      7           0     0
  Fixed second trust deeds ..............           311      0      13,287     1
                                             ----------           --------
    Total Loan Acquisitions .............    $2,679,888           $907,793
                                             ==========           ========
Volume by Credit Quality:
  Alt-A loans ...........................    $2,667,877    100    $901,229    99
  B/C loans .............................        12,011      0       6,564     1
                                             ----------           --------
    Total Loan Acquisitions .............    $2,679,888           $907,793
                                             ==========           ========
Volume by Purpose:
  Purchase ..............................    $1,652,564     62    $614,116    68
  Refinance .............................     1,027,324     38     293,677    32
                                             ----------           --------
    Total Loan Acquisitions .............    $2,679,888           $907,793
                                             ==========           ========
Volume by Prepayment Penalty:
  With prepayment penalty ...............    $2,050,608     77    $533,987    59
  Without prepayment penalty ............       629,280     23     373,806    41
                                             ----------           --------
    Total Loan Acquisitions .............    $2,679,888           $907,793
                                             ==========           ========

(1)   Excludes premiums paid upon acquiring mortgages.

(2) Mortgage loans are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.

      Equity in net earnings of IFC increased to $12.8 million during the first nine months of 2002 as compared to $7.9 million during the same period of 2001 primarily as loan acquisitions and originations and corresponding sales volume increased. The increase in loan production during the first nine months of 2002 resulted in a corresponding increase in loan sales which contributed to gain on sale of loans of $49.4 million as compared to $32.9 million during the same period of 2001. Refer to "Results of Operations--Impac Funding Corporation" for more information on the operating results of IFC.

      Mark-to-market loss on derivative instruments and cumulative effect of change in accounting principle, which was the transition adjustment upon adoption of SFAS 133 on January 1, 2001, decreased to zero during the first nine months of 2002 as compared to $8.0 million during the same period of 2001. On January 1, 2001, the Company adopted SFAS 133 and the fair market value of derivative instruments during the first nine months of 2001 was reflected on the Company's financial statements as a decrease to net earnings. On August 10, 2001, the Derivatives Implementation Group, or "DIG," of the Financial Accounting Standards Board published DIG G20, which further interpreted SFAS
133. On October 1, 2001, the Company adopted the provisions of DIG G20 and net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20.

Results of Operations-- Impac Funding Corporation

For the Nine Months Ended September 30, 2002 as compared to the Nine Months Ended September 30, 2001

      Net earnings increased 63% to $12.9 million during the first nine months of 2002 as compared to $7.9 million during the same period of 2001 primarily due a $16.4 million increase in gain on sale of loans and a $4.0 million increase in net interest income which was partially offset by a $10.2 million increase in operating expense.

      Gain on sale of loans increased to $49.4 million on loan sales of $4.0 billion during the first nine months of 2002 as compared to gain on sale of loans of $32.9 million on loan sales of $2.2 billion during the same period of 2001. Additionally, profit margins on mortgage loans sold during the first nine months of 2002 were more favorable as compared to profit margins on mortgage loans sold during the same period of 2001.

      Net interest income increased to $5.8 million during the first nine months of 2002 as compared to $1.7 million during the same period of 2001 as average loans held for sale increased and net interest margins widened. Average loans held for sale increased to $412.3 million during the first nine months of 2002 as compared to $269.9 million during the same period of 2001 as a result of higher loan acquisitions and originations. Net interest margins increased to 2.14% during the first nine months of 2002 as compared to 1.22% during the same period of 2001 as interest rate spreads widened.

      Excluding mark-to-market gain on derivative instruments, total non-interest expense increased to $37.1 million during the first nine months of 2002 as compared to $23.5 million during the third quarter of 2001. The increase in total non-interest expense during the first nine months of 2002 was primarily due to $6.1 million of operating expenses from NFS, which began operations during the fourth quarter of 2001. In addition, staff and operating expenses increased as staff was hired to meet greater correspondent loan acquisition and wholesale origination volumes during the first nine months of 2002. Although non-interest expense increased during the first nine months of 2002, fully loaded costs to acquire and originate an Alt-A mortgage loan at IFC declined to 74 basis points during the first nine months of 2002 as compared to 100 basis points during the same period of 2001. Fully loaded costs to acquire and originate a B/C mortgage loan at NFS was 235 basis points during the first nine months of 2002.

      The following table summarizes mortgage loan acquisitions and originations for the periods indicated (in thousands):

                           LOAN PRODUCTION SUMMARY (1)

                                                     For the Nine Months
                                                     Ended September 30,
                                            ------------------------------------
                                                   2002                2001
                                            ----------------    ----------------
                                              Balance      %      Balance     %
                                              -------     ---     -------    ---
Volume by Type:
  Fixed rate first trust deeds .........    $1,319,446    31    $1,169,007    54
  Fixed rate second trust deeds ........        61,719     1        29,879     1
  Adjustable rate:
    Six month LIBOR ARMs ...............     1,875,105             158,880
    Six month LIBOR hybrids ............       995,520             819,786
                                            ----------          ----------
  Total adjustable rate ................     2,870,625    68       978,666    45
                                            ----------          ----------
    Total Loan Production ..............    $4,251,790          $2,177,552
                                            ==========          ==========
Volume by Channel:
  Correspondent acquisitions ...........    $3,172,698    75    $1,667,374    77
  Wholesale and retail originations ....       787,317    18       490,197    22
  Novelle Financial Services, Inc. .....       291,775     7        19,981     1
                                            ----------          ----------
    Total Loan Production ..............    $4,251,790          $2,177,552
                                            ==========          ==========
Volume by Credit Quality:
  Alt-A loans ..........................    $3,940,267    93    $2,143,632    98
  B/C loans ............................       311,523     7        33,920     2
                                            ----------          ----------
    Total Loan Production ..............    $4,251,790          $2,177,552
                                            ==========          ==========
Volume by Purpose:
  Purchase .............................    $2,473,125    58    $1,373,171    63
  Refinance ............................     1,778,665    42       804,381    37
                                            ----------          ----------
    Total Loan Production ..............    $4,251,790          $2,177,552
                                            ==========          ==========
Volume by Prepayment Penalty:
  With prepayment penalty ..............    $3,291,851    77    $1,407,519    65
  Without prepayment penalty ...........       959,939    23       770,033    35
                                            ----------          ----------
    Total Loan Production ..............    $4,251,790          $2,177,552
                                            ==========          ==========

(1)   Excludes premiums paid upon acquiring and originating mortgages.

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

      Toward this goal, our asset and liability committee, or "ALCO," is responsible for monitoring our liquidity position and funding needs. ALCO is comprised of the senior executives of the Company. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the balance sheet for changes in the liquidity of our assets in adverse market conditions. Our liquidity consists of cash and cash equivalents, short-term and marketable investment securities rated AAA through BBB and mortgage loans temporarily funded in cash and maturing mortgage loans, or "liquid assets."

Sources of Liquidity

      Our business operations are primarily funded as follows:

      o monthly interest and principal payments from our mortgage loan and investment securities portfolios;

      o CMO and reverse repurchase agreements secured by mortgage loans and mortgage-backed securities;

      o     proceeds from securitization and whole loan sale of mortgage loans;
            and

      o     cash from the issuance of securities.

      We use CMO borrowings and reverse repurchase agreements to fund substantially all of our mortgage loan and mortgage-backed securities portfolios. As we accumulate mortgage loans for long-term investment, we issue CMOs secured by the mortgage loans as a means of providing long-term financing and repaying short-term repurchase advances. The use of CMOs provides the following benefits:

      o allows us to lock in our financing cost over the life of the mortgage loans securing the CMO borrowings; and

      o eliminates margin calls on the borrowings that are converted from reverse repurchase agreements to CMO financing.

      Terms of CMO borrowings require that an independent third party custodian hold mortgage loans as collateral. The maturity of each CMO bond class is directly affected by the rate of early principal payments on the related collateral. As of September 30, 2002 interest rates on adjustable rate CMOs range from a low of 0.26% over one-month LIBOR to a high of 2.40% over one-month LIBOR, or from 2.07% to 4.75% depending on the class of CMOs issued. Interest rates on fixed rate CMOs range from 4.88% to 7.75% depending on the class of CMOs issued. Equity in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. We also determine the amount of equity invested in CMOs based upon the anticipated return on equity as compared to estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time.

      During the first nine months of 2002 we issued $2.4 billion of CMOs to provide long-term financing for mortgage loans securing CMOs. Because of the credit profile, historical loss performance and prepayment characteristics of our non-conforming Alt-A mortgages, we have been able to borrow a higher percentage against mortgage loans securing CMOs, which means that we have to provide less capital at the time mortgage loans are securitized. By decreasing the amount of capital we have to invest in our CMOs, we have been able to efficiently utilize our available capital.

      Before the issuance of CMOs, we finance the acquisition of mortgage loans primarily through borrowings on reverse repurchase agreements with third party lenders. When we have accumulated a sufficient amount of mortgage loans, we issue CMOs and convert short-term advances under reverse repurchase agreements to long-term CMO financing. Since 1995 we have had an uncommitted repurchase facility with a major investment bank to finance the acquisition of mortgage loans as needed. In order to give us more flexibility in our borrowing arrangements and to reduce our reliance on one lender, we entered into additional uncommitted repurchase facilities of $650.0 million with various investment banks during 2002. As of quarter-end the long-term investment operations and warehouse lending operations had $1.6 billion of uncommitted repurchase facilities of which $1.2 billion was outstanding.

      Terms of the reverse repurchase agreements require that mortgage loans be held by an independent third party custodian, which gives us the ability to borrow against a percentage of the outstanding principal balance of the mortgage loans. The borrowing rates vary from 70 basis points to 150 basis points, depending on the type of collateral provided, over one-month LIBOR or the Euro dollar. The advance rates on the reverse repurchase agreements is based on the type of mortgage collateral provided and generally range from 70% to 98% of the fair market value of the collateral.

      Our reverse repurchase agreements contain customary covenants including limitation on transactions with affiliates and prohibition of certain mergers, consolidations and sale of assets. One of our reverse repurchase agreements also contains covenants regarding minimum liquidity, net worth requirements and a minimum ratio of indebtedness to tangible net worth. If we fail to comply with any of these covenants or otherwise default under a reverse repurchase facility, the buyer has the right to terminate the facility and require immediate repurchase of the mortgage loans which may require us to sell assets at less than optimal terms. In addition, if we default under one facility, it would generally trigger a default under our other facilities.

      The mortgage operations currently has warehouse line agreements with the warehouse lending operations to obtain financing of up to $870.0 million to provide interim mortgage loan financing during the period that the mortgage operations accumulates mortgage loans until the mortgage loans are securitized or sold. As of September 30, 2002 $454.1 million was outstanding under the warehouse lines. The interest rates on the borrowings are indexed to prime minus 0.50%. Prime was 4.75% at September 30, 2002.

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

      When the mortgage operations accumulates a sufficient amount of mortgage loans, generally from 30 to 45 days, it sells or securitizes its mortgage loans. During the first nine months of 2002 the mortgage operations securitized $594.7 million of mortgage loans as REMICs and sold $2.7 billion, in unpaid principal balance, of mortgage loans to the long-term investment operations. In addition, the mortgage operations sold $680.4 million, in unpaid principal balance, of mortgage loans to other investors. The mortgage operations sold mortgage servicing rights on all sales and securitizations completed during 2002, which generated 100% cash gains. Cash from the sale of mortgage servicing rights was deployed in the mortgage operations and used to acquire and originate additional mortgage loans.

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

      On December 1, 2001 we filed a registration statement with the SEC, which allows us to sell up to $300.0 million of securities, including common stock, preferred stock, debt securities and warrants. This type of registration statement is commonly referred to as a "shelf" registration process. In conjunction with the filing of the shelf, we have completed the sale of an aggregate of approximately 9.9 million shares of common stock during the first nine months of 2002, which provided net proceeds of $84.0 million.

      On May 22, 2002 we entered into a Sales Agency Agreement with UBS Warburg LLC, or "the Agent," to sell up to 3,594,082 shares of common stock. In conjunction with the Sales Agency Agreement, we completed the sale of 854,600 shares of common stock during 2002, of which 365,300 shares were sold during the three months ended September 30, 2002. We received net proceeds of $9.3 million, of which $3.8 million was received during the three months ended September 30, 2002. The Agent receives a commission of 3% based on the gross sales price per share of the shares sold under the Sales Agency Agreement. During the third quarter the Agent received an aggregate of $118,000.

Uses of Liquidity

      Our business operations primarily use funds as follows:

      o     acquisition and origination of mortgage loans;

      o     provide short-term warehouse financing; and

      o     pay common stock dividends.

      During the first nine months of 2002 we acquired and originated $4.3 billion of mortgage loans of which we retained $2.7 billion for long-term investment. Our equity investment in mortgage loans is outstanding until we sell or securitize our mortgage loans, which is one of the reasons we attempt to securitize our mortgage loans frequently. When we complete CMOs our average equity investment generally ranges from approximately 2 1/2% to 3 1/2% of the outstanding principal balance of mortgage loans, depending on our premium costs, securitization costs, interest rate hedge acquisition costs and the capital investment required. Since we rely significantly upon securitizations to generate cash proceeds to repay borrowings and to create credit availability, any disruption in our ability to complete securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing securitizations of our mortgage loans increase our risk by exposing us to credit and interest rate risks for this extended period of time. Furthermore, gains on sales from our securitizations represent a significant portion of our earnings.

      We utilize our uncommitted warehouse lines to provide short-term warehouse financing to affiliates and external customers of the warehouse lending operations. The mortgage operations has a $870.0 million warehouse facility with the warehouse lending operations to fund the acquisition and origination of mortgage loans until sale or securitization. The warehouse lending operations provides financing to affiliates at prime minus 0.50%. As of September 30, 2002 affiliates had $439.7 million outstanding on the warehouse line with the warehouse lending operations.

      The warehouse lending operations also provides financing to non-affiliates at prime plus a spread. Non-affiliates can generally finance between 95% and 98% of the fair market value of the mortgage loans. As of September 30, 2002 the warehouse lending operations had $564.0 million of approved warehouse lines available to its non-affiliate customers of which $476.7 million was outstanding. Our ability to meet liquidity requirements and the financing need of our customers is subject to the renewal of our credit and repurchase facilities or obtaining other sources of financing, if required, including additional debt or equity from time to time. Any decision our lenders or investors make to provide available financing to us in the future will depend upon a number of factors, including:

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

      During the first quarter of 2002 we declared a common stock dividend of $0.40 per common share, or $15.8 million, which was paid on April 16, 2002.

      During the second quarter of 2002 we declared a common stock dividend of $0.43 per common share, or $17.2 million, which was paid on July 12, 2002.

      During the third quarter of 2002 we declared a common stock dividend of $0.45 per common share, or $19.3 million, which was paid on October 9, 2002.

Cash Flows

      Operating Activities - During the first nine months of 2002 net cash provided by operating activities was $70.0 million, which was primarily the result of net earnings of $52.8 million.

      Investing Activities - During the first nine months of 2002 net cash used in investing activities was $2.5 billion. Net cash flows of $2.1 billion, including principal repayments, was used in investing activities to acquire and originate mortgage loans and $449.8 million was used to provide short-term advances warehouse advances to affiliates and external customers.

      Financing Activities - During the first nine months of 2002 net cash provided by financing activities was $2.5 billion. Net cash flows of $1.8 billion was provided by proceeds from CMO borrowings, net of repayment of CMO borrowings, $693.6 million was provided by advances on warehouse lines and $93.3 million was provided by the issuance of common stock.

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

      The United States economy has recently undergone and may in the future, undergo, a period of slowdown, which some observers view as a recession. An economic downturn or a recession may have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages will adversely affect our ability to expand our mortgage portfolio, our principal means of increasing our earnings. In addition, a decline in new mortgage activity will likely result in reduced activity for our warehouse lending operations and our long-term investment operations. In the case of our mortgage operations, a decline in mortgage activity may result in fewer loans that meet its criteria for purchase and securitization, thus resulting in a reduction in interest income and fees and gain on sale of loans. We may also experience larger than previously reported losses on our investment portfolio due to a higher level of defaults or foreclosures on our mortgage loans.

If we are unable to generate sufficient liquidity we will be unable to conduct our operations as planned.

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

Any significant margin calls under our financing facilities would adversely affect our liquidity and may adversely affect our financial results.

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

We incurred losses for fiscal years 1997, 1998 and 2000 and may incur losses in the future.

      During the year ended December 31, 2000, we experienced a net loss of $54.2 million. The net loss incurred during 2000 included non-cash accounting charges of $68.9 million. The non-cash accounting charges were the result of write-downs of non-performing investment securities secured by mortgages and additional increases in the provision for loan losses to provide for the deterioration of the performance of collateral supporting specific investment securities. During the year ended December 31, 1998, we experienced a net loss of $5.9 million. During the year ended December 31, 1997, we experienced a net loss of $16.0 million. The net loss incurred during 1997 included a non-cash accounting charge of $44.4 million that was the result of expenses related to the termination and buyout of our management agreement with Imperial Credit Advisors, Inc. We cannot be certain that revenues will remain at current levels or improve or that we will be profitable in the future, which could prevent us from effectuating our business strategy.

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

Our borrowings and use of substantial leverage may cause losses.

      Our use of collateralized mortgage obligations may expose our operations to credit losses.

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

      The cost of our borrowings may exceed the return on our assets.

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

      If we default under our financing facilities, we may be forced to liquidate the collateral at prices less than the amount borrowed.

      If we default under our financing facilities, our lenders could force us to liquidate the collateral. If the value of the collateral is less than the amount borrowed, we could be required to pay the difference in cash. Furthermore, if we default under one facility, it would generally cause a default under our other facilities. If we were to declare bankruptcy, some of our reverse repurchase agreements may obtain special treatment and our creditors would then be allowed to liquidate the collateral without any delay. On the other hand, if a lender with whom we have a reverse repurchase agreement declares bankruptcy, we might experience difficulty repurchasing our collateral, or enforcing our claim for damages, and it is possible that our claim could be repudiated and we could be treated as an unsecured creditor. If this occurs, our claims would be subject to significant delay and we may receive substantially less than our actual damages or nothing at all.

      If we are forced to liquidate we may have few unpledged assets for distribution to unsecured creditors.

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

Interest rate fluctuations may adversely affect our operating results.

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

We may experience losses if our liabilities re-price at different rates than our assets.

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

An increase in our adjustable interest rate borrowings may decrease the net interest margin on our adjustable rate mortgages.

      Our long-term investment portfolio includes mortgage loans that are hybrids ARMs. These are mortgages with fixed interest rates for an initial period of time, after which they begin bearing interest based upon short-term interest rate indices. We generally fund mortgages with adjustable interest rate borrowings having interest rates that are indexed to short-term interest rates and adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings and that increase is not offset by a corresponding increase in the rates at which interest accrues on our assets or by various interest rate hedges that we have in place at any given time, our net interest margin will decrease or become negative. We may suffer a net interest loss on our adjustable rate mortgages that have interest rate caps if the interest rates on our related borrowings increase.

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

Increased levels of prepayments of our adjustable rate mortgage loans may accelerate our expenses and decrease our net income.

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

The value of our portfolio of mortgage-backed securities may be adversely affected by unforeseen events.

      Our prior investments in residual interest and subordinated debt investments exposed us to greater risks as compared to those associated with senior mortgage-backed securities.

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

We undertake additional risks by acquiring and investing in mortgage loans.

      We may be subject to losses on mortgage loans for which we do not obtain credit enhancements.

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

      Lending to non-conforming Alt-A borrowers may expose us to a higher risk of delinquencies, foreclosures and losses.

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

      Our use of second mortgages exposes us to greater credit risks.

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

      The geographic concentration of our mortgage loans increases our exposure to risks in those areas.

      We do not set limitations on the percentage of our mortgage asset portfolio composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. Historically, a majority of our mortgage loan acquisitions and originations by the mortgage operations and mortgage loans held for investment by our long term investment operations were secured by properties in California and, to a lesser extent, Florida. For instance, certain parts of California have experienced an economic downturn in past years and California and Florida have suffered the effects of certain natural hazards. Declines in those residential real estate markets may reduce the values of the properties collateralizing the mortgage loans, increase foreclosures and losses and have material adverse effect on our results of operations or financial condition. Furthermore, if borrowers are not insured for natural disasters, which are typically not covered by standard hazard insurance policies, then they may not be able to repair the property or may stop paying their mortgage loans if the property is damaged. This would cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters. This would have a material adverse effect on our results of operations or financial condition.

Representations and warranties made by us in our loan sales and securitizations may subject us to liability.

      In connection with our securitizations, we transfer loans acquired or originated by us into a trust in exchange for cash and, in the case of a CMO, residual certificates issued by the trust. The trustee will have recourse to us with respect to the breach of the standard representations and warranties made by us at the time such loans are transferred. While we generally have recourse to our customers for any such breaches, there can be no assurance of our customers' abilities to honor their respective obligations. Also, we engage in bulk whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage loan origination process, or upon early default on such mortgage loan. We generally limit the potential remedies of such purchasers to the potential remedies we receive from the people from whom we acquired or originated the mortgage loans. However, in some cases, the remedies available to a purchaser of mortgage loans from us may be broader than those available to us against the sellers of the loans and should a purchaser enforce its remedies against us, we may not always be able to enforce whatever remedies we have against our customers. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the loan and the originator fails to repurchase the loan, then we may not be able to sell the loan or we may have to sell the loan only at a discount.

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

A substantial interruption in our use of iDASLg2 may adversely affect our level of mortgage loan acquisitions and originations.

      We utilize the Internet in our business principally for the implementation of our automated loan origination program, iDASLg2, which stands for the second generation of Impac Direct Access System for Lending. iDASLg2 is not a lead generator for mortgage brokers. iDASLg2 allows our customers to pre-qualify borrowers for various loan programs based on criteria requested from the borrower and renders an automated underwriting decision by issuing an approval of the mortgage loan or a referral for further review or additional information. All of our correspondents submit loans through iIDASLg2 and all wholesale loans delivered by mortgage brokers are directly underwritten through the use of iDASLg2. iDASLg2 may be interrupted if the Internet experiences periods of poor performance, if our computer systems or the systems of our third-party service providers contain defects, or if customers are reluctant to use or have inadequate connectivity to the Internet. Increased government regulation of the Internet could also adversely affect our use of the Internet in unanticipated ways and discourage our customers from using our services. If our ability to use the Internet in providing our services is impaired, our ability to originate or acquire loans on an automated basis could be delayed or reduced. Furthermore, we rely on a third party hosting company in connection with the use of iDASLg2. If the third party hosting company fails for any reason, and adequate back-up is not implemented in a timely manner, it may delay and reduce those mortgage loan acquisitions and originations done through iDASLg2. Any substantial delay and reduction in our mortgage loan acquisitions and originations will reduce our net earnings for the applicable period.

We are subject to risks of operational failure that are beyond our control.

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

Competition for mortgage loans is intense and may adversely affect our operations.

      We compete in acquiring and originating non-conforming Alt-A mortgage loans and issuing mortgage-backed securities with other mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders, and other entities purchasing mortgage assets.

      We also face intense competition from Internet-based lending companies where entry barriers are relatively low. Some of our competitors are much larger than we are, have better name recognition than we do, and have far greater financial and other resources. Government-sponsored entities, in particular Fannie Mae and Freddie Mac, are also expanding their participation in the Alt-A mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage over us that allows them to price loans at lower rates than we are able to offer. This phenomenon may seriously destabilize the Alt-A mortgage industry. In addition, if as a result of their less-conservative, risk-adjusted pricing these government-sponsored entities experience significantly higher-than-expected losses, it would likely adversely affect overall investor perception of the Alt-A mortgage industry because the losses would be made public due to the reporting obligations of these entities.

      The intense competition in the Alt-A mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail and wholesale structure and information systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could have a material adverse effect on our business, financial condition, liquidity and results of operations.

      The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the Alt-A mortgage industry. Competition in the industry can take many forms, including interest rates and costs of a loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. Price competition would lower the interest rates that we are able to charge borrowers, which would lower our interest income. Price-cutting or discounting reduces profits and will depress earnings if sustained for any length of time. If our competition uses less stringent underwriting standards we will be pressured to do so as well, resulting in greater loan risk without being able to price for that greater risk. Our competitors may lower their underwriting standards to increase their market share. If we do not relax underwriting standards in the face of competition, we may lose market share. Increased competition may also reduce the volume of our loan originations and acquisitions. Any increase in these pricing and credit pressures could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are exposed to potential credit losses in providing warehouse financing.

      As a warehouse lender, we lend money to mortgage bankers on a secured basis and we are subject to the risks associated with lending to mortgage bankers, including the risks of fraud, borrower default and bankruptcy, any of which could result in credit losses for us. Our claims as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay.

We may not pay dividends to stockholders.

      REIT provisions of the Internal Revenue Code generally require that we annually distribute to our stockholders at least 90% of all of our taxable income. These provisions restrict our ability to retain earnings and thereby renew capital for our business activities. We may decide at a future date to terminate our REIT status, which would cause us to be taxed at the corporate level, and cease paying regular dividends.

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

If we fail to maintain our REIT status, we may be subject to taxation as a regular corporation.

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

Delayed mortgage loan sales or securitization closings could have a material adverse affect on our operations.

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

Our share prices have been and may continue to be volatile.

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

If actual prepayments or defaults with respect to mortgage loans serviced occurs more quickly than originally assumed, the value of our mortgage servicing rights would be subject to downward adjustment.

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

Our operating results may be adversely affected by the results of our hedging activities.

      To offset the risks associated with our mortgage operations, we enter into transactions designed to hedge our interest rate risks. To offset the risks associated with our long-term investment operations, we attempt to match the interest rate sensitivities of our adjustable rate mortgage assets held for investment with the associated financing liabilities. Our management determines the nature and quantity of the hedging transactions based on various factors, including market conditions and the expected volume of mortgage loan purchases. We do not limit management's use of certain instruments in such hedging transactions. While we believe that we properly hedge our interest rate risk, we may not, and in some cases will not, be permitted to use hedge accounting as established by FASB under the provisions of SFAS 133 to account for our hedging activities. The effect of our hedging strategy may result in some volatility in our quarterly earnings as interest rates go up or down. It is possible that there will be periods during which we will incur losses after the accounting for our hedging activities. In addition, if the counter parties to our hedging transactions are unable to perform according to the terms of the contracts, we may incur losses. While we believe we properly hedge our interest rate risk, we cannot assure you that our hedging transactions will offset the risk of adverse changes in net interest margins.

A reduction in the demand for residential mortgage loans and our non-conforming Alt-A loan products may adversely affect our operations.

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

Our delinquency ratios and our performance may be adversely affected by the performance of parties who sub-service our loans.

      We contract with third-party sub-servicers for the sub-servicing of all the loans in which we retain servicing rights, including those in our securitizations. Our operations are subject to risks associated with inadequate or untimely servicing. Poor performance by a sub-servicer may result in greater than expected delinquencies and losses on our loans. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. Also, with respect to loans subject to a securitization, greater delinquencies would adversely impact the value of any interest-only, equity interest, principal-only and subordinated securities we hold in connection with that securitization.

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

Potential characterization of distributions or gain on sale as unrelated business taxable income to tax-exempt investors.

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

Classification as a taxable mortgage pool could subject us or certain of our shareholders to increased taxation.

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

We may be subject to fines or other penalties based upon the conduct of our independent brokers or correspondents.

      The mortgage brokers and correspondents from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such liability. Recently, for example, the United States Federal Trade Commission, or "FTC," entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the "agent" of the lender; the FTC imposed a fine on the lender in part because, as "principal," the lender was legally responsible for the mortgage broker's unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a subprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers or correspondents.

We are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, which may cause us to be unable to compete effectively with financial institutions that are exempt from such restrictions on ARMs.

      The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower pays off a mortgage loan in advance of this expected period, the holder of the mortgage loan does not realize the full value expected to be received from the loan. A prepayment penalty payable by a borrower who repays a loan earlier than expected helps discourage such a prepayment or helps offset the reduction in value resulting from the early payoff. Prepayment penalties are an important feature on the loans we originate.

      Certain state laws restrict or prohibit prepayment penalties on mortgage loans. We have historically relied on the federal Alternative Mortgage Transactions Parity Act, or the "Parity Act", and related regulations issued by the Office of Thrift Supervision, or "OTS," to preempt state limitations on prepayment penalties on ARM loans. The Parity Act was enacted to extend to financial institutions other than federally chartered depository institutions the federal preemption which federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS issued final regulations that reduce the scope of the Parity Act preemption such that we will no longer be able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption could have a material adverse affect on our ability to compete effectively with financial institutions that will continue to enjoy federal preemption of state restrictions on prepayment penalties on ARM loans.

Our operations may be adversely affected if we are subject to the Investment Company Act.

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

If we conduct future offerings the market price of our securities may be adversely affected.

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

Sales of additional common stock may adversely affect its market price.

      To sustain our growth strategy we intend to raise capital through the sale of equity. The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. In December 2001, we filed a shelf registration statement with the SEC, which allows us to sell up to $300.0 million of securities, including common stock, preferred stock, debt securities and warrants. In connection with the shelf registration statement, we have entered into a sales agency agreement to sell up to 3,594,082 shares of common stock. We have also registered an aggregate of 2,120,069 shares of common stock in connection with our 2001 Stock Option, Deferred Stock and Restricted Stock Plan. The sale of a large amount of shares or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

We are a defendant in purported class actions and may not prevail in these matters.

      Class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations, improper yield spread premiums and other matters are risks faced by all mortgage originators, particularly those in the Alt-A market. We are a defendant in four purported class actions pending in four different states. All, allege generally that the loan originator improperly charged fees in violation of various state lending or consumer protection laws in connection with mortgage loans that we acquired. Although the suits are not identical, they generally seek unspecified compensatory damages, punitive damages, pre- and post-judgment interest, costs and expenses and rescission of the loans, as well as a return of any improperly collected fees. These actions are in the early stages of litigation and, accordingly, it is difficult to predict the outcome of these matters. We believe we have meritorious defenses to the actions and intend to defend against them vigorously; however, an adverse judgment in any of these matters could have a material adverse effect on us.

We may be subject to possible adverse consequences as a result of limits on ownership of our shares.

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

      The trustee shall sell the shares held in trust and the owner of the excess shares will be entitled to the lesser of:

      (a)   the price paid by the owner;

      (b) if the owner did not purchase for the excess shares, the closing price for the shares on the national securities exchange on which the company is listed on the day of the event causing the shares to be held in trust; or

      (c)   the price received by the trustee from the sale of the shares.

Limitations on acquisition and change in control ownership limit.

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

      We follow a hedging program intended to limit our exposure to changes in interest rates primarily associated with our CMO borrowings. Our primary objective is to hedge our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is generally the underlying index of our adjustable rate CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates on CMO borrowings resulting from the following: interest rate adjustment limitations on mortgage loans due to periodic and lifetime interest rate cap features and mismatched interest rate adjustment periods of mortgage loans and CMO borrowings.

      We primarily acquire for long-term investment six-month ARMs and six month hybrids. Six-month ARMs are generally subject to periodic and lifetime interest rate caps. This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally six months, or over the life of the mortgage loan. Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1% per semiannual adjustment. Also, each ARM has a maximum lifetime interest rate cap. Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations. During a period of rapidly increasing or decreasing interest rates, financing costs would increase or decrease at a faster rate than the periodic interest rate adjustments on mortgage loans would allow, which could effect net interest income. In addition, if the change in market rates were to exceed the maximum interest rates permitted change in the ARM rate, borrowing costs would increase while interest rates on ARMs would remain constant.

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

      At September 30, 2002 caps had a remaining notional balance of $1.5 billion. Pursuant to the terms of the caps, we will receive cash payments if one-month LIBOR reaches certain strike prices, ranging from 1.75% to 10.25%, with a weighted average strike price of 4.32% over the life of the caps. Collars had a remaining notional balance of $1.2 billion. Pursuant to the terms of the collars, we will receive cash payments if one-month LIBOR reaches strike prices ranging from 2.07% to 6.53% with a weighted average strike price of 4.39% over the life of the collars. We will make cash payments if one-month LIBOR reaches strike prices ranging from 1.75% to 5.88% with a weighted average strike price of 3.55%. Swaps had a remaining notional balance of $438.2 million. Pursuant to the terms of the swaps, we will receive cash payments based on one-month LIBOR and make cash payments at fixed rates ranging from 2.28% to 5.18%, with a weighted average fixed rate of 2.74% over the life of the swaps.

      The notional amounts of caps, collars and swaps are amortized according to projected prepayment rates on CMO borrowings. However, regarding the floor component of the collar, the notional amount equals the actual principal balance of the CMO borrowings. As of September 30, 2002 the fair market value of the allocated caps, collars and swaps was an unrecognized loss of $49.3 million. These derivatives are marked to market each reporting period with the entire change in market value being recognized in other comprehensive income on the balance sheet.

      During 2001 we purchased a collar at strike prices tied to the one-month LIBOR forward yield curve to protect cash flows on CMO borrowings, which are secured by hybrid ARMs with remaining fixed terms. As of September 30, 2002 the collar had a notional amount of $531.8 million with a one-month LIBOR cap strike price ranging from 4.87% to 5.42% and a weighted average strike price of 5.15% over the life of the cap. The collar has a one-month LIBOR floor strike price ranging from 4.41% to 4.94% and a weighted average strike price of 4.63% over the life of the floor. The collar matures on March 25, 2004. The notional amount of the collar is amortized according to projected prepayment rates reflected in CMO borrowings. As of September 30, 2002 the fair market value of the collar was an unrecognized loss of $15.4 million. The collar is marked to market each reporting period with the entire change in market value being recognized in accumulated other comprehensive income on the balance sheet.

      During the second quarter of 2002, we purchased a portfolio of interest floors at strike prices tied to the prevailing one-month LIBOR forward curve to protect hedged cash flows from the effects of continued interest rate declines consistent with a weakening economy. As of September 30, 2002 the floors had a notional amount of $531.8 million with one-month LIBOR floor strike prices ranging from 2.31% to 4.75% and a weighted average strike price of 3.41% over the life of the floor. The floor matures on March 25, 2004. The notional amount of the floor is amortized according to projected prepayment rates reflected in CMO borrowings. As of September 30, 2002, the fair market value of the floor was an unrecognized gain of $9.0 million. The floor is marked to market each reporting period with the entire change in market value being recognized in accumulated other comprehensive income on the balance sheet.

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

      We had interest- and principal-only strips of $2.5 million and $4.9 million outstanding at September 30, 2002 and December 31, 2001, respectively. These instruments are carried at market value at September 30, 2002 and December 31, 2001. We value these assets based on the present value of future cash flow streams net of expenses using various assumptions. These assets are subject to risk of accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

      We believe our quantitative risk has not materially changed since our disclosures under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4: Controls and Procedures

      As of September 30, 2002 the Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the and operation of the Company's disclosure controls and procedures as defined in Rule 13a - 14c under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                           PART II. OTHER INFORMATION

Item 1: Legal Proceedings

      The following lawsuits, as each relates to the Company, were dismissed:
James and Jill Baker et. al. vs. Century Financial Group, Inc. et. al. on March 21, 2002; Frazier, et. al. vs. Preferred Credit et. al. on July 31, 2002; Mattie
L. Street vs. PSB Lending Corp. et. al. on July 31, 2002; and Sumner N. Doxie vs. Impac Funding Corp. on October 11, 2002. With respect to each of the Frazier and Street actions, the plaintiffs filed a motion for reconsideration on August 15, 2002. All of the above lawsuits were previously described in our annul report on Form 10-K for the year ended December 31, 2001.

Item 2: Changes in Securities and Use of Proceeds

      None.

Item 3: Defaults Upon Senior Securities

      None.

Item 4: Submission of Matters to a Vote of Security Holders

      None.

Item 5: Other Information

      None.

Item 6: Exhibits and Reports on Form 8-K

(a)   Exhibits:

10.1 Underwriting Agreement, dated August 22, 2002, among JMP Securities LLC, Sandler O'Neill & Partners, L.P. and Impac Mortgage Holdings, Inc. (incorporated by reference to exhibit 1.1 of the Registrant's Form 8-K dated August 22, 2002)

21.1  Subsidiaries of the Registrant

(b)   Reports on Form 8-K:

1. On August 23, 2002, the Company filed a current report on Form 8-K dated August 22, 2002 reporting Items 5 and 7 and relating to the execution of an underwriting agreement and the sale of 2,200,000 shares of common stock.

2. On August 30, 2002, the Company filed a current report on Form 8-K dated August 30, 2002 reporting Item 9 and relating to the Company's monthly fact sheet.

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

Date: November 14, 2002

                                  CERTIFICATION

I, Joseph R. Tomkinson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Impac Mortgage Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Joseph R. Tomkinson
Joseph R. Tomkinson
Chief Executive Officer
November 14, 2002

                                  CERTIFICATION

I, Richard J. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Impac Mortgage Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Richard J. Johnson
Richard J. Johnson
Chief Financial Officer
November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Impac Mortgage Holdings, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joseph R. Tomkinson
Joseph R. Tomkinson
Chief Executive Officer
November 14, 2002


/s/ Richard J. Johnson
Richard J. Johnson
Chief Financial Officer
November 14, 2002