Form 10-K
period 2002-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2003-03-28
CIK 1000298

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number:  1-14100

IMPAC MORTGAGE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Maryland	33-0675505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1401 Dove Street, Newport Beach, California 92660
(Address of principal executive offices)

(949) 475-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	American Stock Exchange
Preferred Share Purchase Rights	American Stock Exchange

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☒	No ☐

          As of June 28, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $531.3 million, based on the closing sales price of common stock on the American Stock Exchange on that date.  For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.  There were 49,165,068 shares of Common Stock outstanding as of March 26, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2003 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III.

IMPAC MORTGAGE HOLDINGS, INC.
2002 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

2

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

          This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “plan,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms.  Actual results could differ materially from those set forth in forward-looking statements, including, among other things, failure to achieve projected earning levels, the timely and successful implementation of strategic initiatives, the ability to generate sufficient liquidity, the ability to access the capital markets, interest rate fluctuations on our assets that differ from those on our liabilities, increase in prepayment rates on our mortgage assets, changes in assumptions regarding estimated loan losses or interest rates, the availability of financing and, if available, the terms of any financing, changes in estimations of acquisition and origination and resale pricing of mortgages, changes in markets which we serve, including the market for Alt-A mortgages, changes in general market and economic conditions and other factors described in this annual report.  For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.  We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Available Information

          Our Internet website address is www.impaccompanies.com.  We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual shareholders’ meetings, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or “SEC.”  You can learn more about us by reviewing our SEC filings on our website by clicking on “Impac Mortgage Holdings, Inc.” located on our home page and proceeding to “SEC filings.”  The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company.

General

          Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc., a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp., or “IMH Assets,” Impac Warehouse Lending Group, Inc., or “IWLG,” Impac Multifamily Capital Corporation, or “IMCC,” and its affiliate Impac Funding Corporation, or “IFC,” together with its wholly-owned subsidiaries Impac Secured Assets Corp., or “ISAC,” and Novelle Financial Services, Inc., or “Novelle.”  References to Impac Mortgage Holdings, Inc., or “IMH,” are made to differentiate IMH, the publicly traded Company, as a separate entity from IMH Assets, IWLG, IMCC and IFC.

          We are a mortgage real estate investment trust, or “REIT.”  Together with our subsidiaries and affiliate we are a nationwide acquirer and originator of non-conforming Alt-A mortgages, or “Alt-A mortgages.”  Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines.  Some of the principal differences between mortgages purchased by Fannie Mae and Freddie Mac and Alt-A mortgages are as follows:

•	credit and income histories of the mortgagor;

•	documentation required for approval of the mortgagor; and

•	applicable loan-to-value ratios.

          For instance, mortgages may have higher loan-to-value, or “LTV,” ratios than allowable under Fannie Mae or Freddie Mac guidelines.  However, these mortgages that we acquire and originate may include private mortgage insurance. Furthermore, mortgages may not have certain documentation or verifications that are required by Fannie Mae and Freddie Mac.  Therefore, in making our credit decisions, we are more reliant upon the borrower’s credit score and the adequacy of the underlying collateral.  We believe that Alt-A mortgages provide an attractive net earnings profile by producing higher yields without commensurately higher credit losses than other types of mortgages.  Since 1999 we have acquired and originated primarily Alt-A mortgages.  We also provide warehouse and repurchase financing to originators of mortgages.  Our goal is to generate consistent reliable income for distribution to our stockholders primarily from earnings generated by our mortgage loan investment portfolio.

          We operate three core businesses:

•	long-term investment operations;

•	mortgage operations; and

•	warehouse lending operations.

          The long-term investment operations invest primarily in adjustable and fixed rate Alt-A mortgages that are acquired and originated by our mortgage operations and small-balance multi-family mortgages originated by IMCC.  This business primarily generates net interest income from its mortgage loan investment portfolio and, to a lesser extent, its investment securities portfolio.  Our investment in Alt-A mortgages and small-balance multi-family mortgages, or “multi-family mortgages,” is financed with cash flow from the mortgage loan investment portfolio, collateralized mortgage obligations, or “CMO,” financing, short-term borrowings under reverse repurchase agreements and proceeds from the sale of capital stock.

          The mortgage operations acquire, originate, sell and securitize primarily adjustable and fixed rate Alt-A mortgages.  Our mortgage operations generate income by securitizing and selling loans to permanent investors, including our long-term investment operations.  This business also earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held-for-sale.  Our mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

          The warehouse lending operations provide short-term financing to mortgage loan originators, including the mortgage operations, by funding mortgages from their closing date until they are sold to pre-approved investors.  This business earns fees from warehouse transactions as well as net interest income from the difference between its cost of borrowings and the interest earned on warehouse advances.

          Long-Term Investment Operations

          The long-term investment operations are conducted by IMH, IMH Assets, a wholly-owned specialty purpose entity through which the long-term investment operations conducts its CMO borrowings, and IMCC, an originator of multi-family mortgages.  The long-term investment operations invest primarily in Alt-A mortgages, multi-family mortgages and, to a lesser extent, mortgage-backed securities secured by or representing interests in mortgages.  Income is primarily earned from net interest income received on mortgages and mortgage-backed securities acquired and held for long-term investment.  Mortgages and mortgage-backed securities are financed with borrowings provided from CMOs, short-term borrowings under reverse repurchase agreements, borrowings secured by mortgage-backed securities and capital.

          The mortgage operations supports the investment objectives of the long-term investment operations by supplying mortgages at prices that are comparable to those available through investment bankers and other third parties. We believe that purchasing mortgages acquired and originated by our mortgage operations affords us a competitive advantage because of our historical understanding of the underlying credit of these mortgages and the extensive information on the performance and prepayment patterns of these types of mortgages.

Mortgage Loan Investment Portfolio

          We believe that Alt-A mortgages provide an attractive net earnings profile by producing higher yields without commensurately higher credit risks than other types of mortgages.  We primarily acquire non-conforming “A” or “A-” credit quality mortgages, collectively, Alt-A mortgages.  As defined by us, A credit quality mortgages generally have a credit score of 640 or better and A- credit quality mortgages generally have a credit score of between 600 and 639.  As a comparison, Fannie Mae and Freddie Mac generally purchase conforming mortgages with credit scores greater than 620.  We believe that by improving the overall credit quality of our mortgage investment portfolio we can more consistently generate a higher level of future cash flow and earnings.

          Alt-A mortgages that we acquire for long-term investment are primarily adjustable rate mortgages, or “ARMs,” hybrid adjustable rate mortgages, or “hybrid ARMs,” and, to a lesser extent, fixed rate mortgages, or “FRMs.”  ARMs are generally fully amortizing mortgages with maturity periods ranging from 15 to 30 years.  The interest rate on ARMs are typically tied to an index, such as the six-month London Interbank Offered Rate, or “LIBOR,” plus a spread and adjust periodically, subject to lifetime interest rate caps and periodic interest rate and payment caps.  The initial interest rates on ARMs are typically lower than the average comparable fixed rate mortgage but may be higher than average comparable FRMs over the life of the mortgage.  Hybrid ARMs are generally fully amortizing mortgages with maturity periods ranging from 15 to 30 years with initial fixed interest rate periods generally ranging from two to five years, which subsequently adjust to ARMs.  FRMs are generally fully amortizing mortgages with maturity periods ranging from 15 to 30 years.

          The majority of mortgages acquired by the long-term investment operations have prepayment penalty features that have prepayment penalty periods ranging from two to five years. During 2002 the long-term investment operations acquired from the mortgage operations $3.9 billion in principal balance of primarily adjustable and fixed rate Alt-A mortgages for long-term investment. The acquisition and retention of Alt-A and origination of multi-family mortgages increased CMO collateral to $5.2 billion at year-end 2002.

          The following table presents selected information about mortgages held as CMO collateral for the periods indicated:

	As of December 31,

	2002	2001	2000

Percent Alt-A mortgages	99	95	90
Percent ARMs	85	87	65
Percent hybrid ARMs	35	68	65
Weighted average months until hybrid ARMs interest rate adjustment	14	15	16
Weighted average coupon	6.57	7.92	9.33
Weighted average margin	3.01	3.42	4.15
Weighted average original LTV	82	83	85
Weighted average original credit score	683	678	675
Percent with active prepayment penalty	76	54	36
Weighted average months until prepayment penalty expiration	24	22	27
Prior 12-month prepayment rate	25	34	25
Lifetime prepayment rate	33	34	31
Percent of mortgages in California	63	63	53
Percent purchase transactions	62	70	74
Percent owner occupied	93	94	96
Percent first lien	99	99	95

          The following table presents mortgage acquisitions by loan characteristic for the periods indicated (in thousands):

	For the year ended December 31,

	2002 (1)		2001		2000

	Principal Balance	%	Principal Balance	%	Principal Balance	%

By Loan Type:
Fixed rate	$599,566	15	$17,028	1	$28,140	6
Adjustable rate	3,291,380	85	1,469,056	99	414,801	92
Second trust deed	311	0	259	0	7,771	2

Total volume	$3,891,257	100	$1,486,343	100	$450,712	100

By Credit Quality:
Alt-A	$3,875,903	100	$1,475,269	99	$419,219	93
B/C	15,354	0	11,074	1	31,493	7

Total volume	$3,891,257	100	$1,486,343	100	$450,712	100

By Purpose:
Purchase	$2,336,451	60	$997,350	67	$369,430	82
Refinance	1,554,806	40	488,993	33	81,282	18

Total volume	$3,891,257	100	$1,486,343	100	$450,712	100

By Prepayment Penalty:
With prepayment penalty	$3,074,741	79	$876,798	59	$230,967	51
Without prepayment penalty	816,516	21	609,545	41	219,745	49

Total volume	$3,891,257	100	$1,486,343	100	$450,712	100

(1)     Excludes $25.8 million of multi-family mortgages originated by IMCC.

          In addition to acquiring mortgages from our mortgage operations, the long-term investment operations originate multi-family mortgages through IMCC, a wholly-owned subsidiary of IMH.  IMCC was formed to primarily originate small-balance multi-family ARMs with high credit quality and conservative LTV ratios with balances ranging from $250,000 to $1.5 million.  Multi-family mortgages generally have interest rate floors, which is generally the initial start rate, and prepayment penalty periods ranging from three to five years.  Multi-family mortgages provide greater asset diversification on our balance sheet as multi-family mortgages typically have higher interest rate spreads and longer lives than residential mortgages.  IMCC originated $25.8 million of multi-family mortgages in 2002.

          For additional information regarding the mortgage loan investment portfolio refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations Results of Operations — Impac Mortgage Holdings, Inc.,” “Note C — Mortgages Held-for-Investment” and “Note D — CMO Collateral” in the accompanying notes to the consolidated financial statements for Impac Mortgage Holdings, Inc.

Investment Securities Portfolio

          Prior to 1998 and in connection with the issuance of mortgage-backed securities by the mortgage operations in the form of real estate mortgage investment conduits, or “REMICs,” the long-term investment operations acquired senior or subordinated securities as regular interests on a short- or long-term basis and subordinated mortgage-backed securities issued by third parties.  These securities or investments may subject us to credit, interest rate and prepayment risks.  In general, subordinated classes of a particular series of securities bear all losses prior to the related senior classes.  Losses in excess of expected losses at the time such securities are purchased would adversely affect our yield on these securities and could result in failure to recoup our initial investment.

          Since 1998 our investment strategy has been to only acquire or invest in mortgage-backed securities that are secured by Alt-A mortgages underwritten and acquired and originated by our mortgage operations due to our understanding of the underlying credit of these mortgages and their historical performance.  Since 1999 we have acquired no mortgage-backed securities from the mortgage operations and pursuant to our current investment policy we no longer acquire or invest in interest-only, principal-only or subordinate mortgage-backed securities.  Since 2000 our investment securities portfolio, which primarily includes subordinated mortgage-backed securities, as a percentage of total assets has declined significantly and represented less than 0.05% of total assets at year-end 2002.  For additional information regarding the investment securities portfolio refer to “Note B — Investment Securities Available-for-Sale” in the accompanying notes to the consolidated financial statements for Impac Mortgage Holdings, Inc.

Financing

          We primarily finance our long-term mortgage loan investment portfolio and investment securities portfolio as follows:

•	issuance of CMOs;

•	short-term borrowings under reverse repurchase agreements;

•	borrowings secured by mortgage-backed securities; and

•	proceeds from the sale of capital stock.

          As we accumulate mortgages we may issue CMOs secured by such mortgages as a means of financing.  The decision to issue CMOs is based on our current and future investment needs, market conditions and other factors.  Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgages securing such debt, any cash or other collateral pledged as a condition of receiving the desired rating on the debt and any investment income on mortgage collateral.  We earn a net interest spread on interest income on mortgages held as CMO collateral less interest and other expenses associated with CMO financing.  Net interest spreads may be directly impacted by levels of early prepayment of underlying mortgages and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates.  Our CMOs typically are structured as adjustable rate securities that are indexed to one-month LIBOR and fixed rate securities with interest payable monthly.  Certain CMOs are guaranteed to certificate holders by a mortgage insurer, which give the CMOs the highest rating established by a nationally recognized rating agency.  For additional information regarding CMOs refer to “Note H — CMO Borrowings” in the accompanying notes to the consolidated financial statements for Impac Mortgage Holdings, Inc.

          When we issue CMOs for financing purposes, we seek an investment grade rating for our CMOs by a nationally recognized rating agency. To secure such a rating, it is often necessary to pledge collateral in excess of the principal amount of the CMOs to be issued, or to obtain other forms of credit enhancements such as additional mortgage insurance.  The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided, the interest rates paid, the geographic concentration of the mortgaged property securing the collateral, and other criteria established by the rating agencies.  The pledge of additional collateral reduces our capacity to raise additional funds through short-term secured borrowings or additional CMOs, and diminishes the potential expansion of our mortgage loan investment portfolio.  As a result, our objective is to pledge additional collateral for CMOs only in the amount required to obtain an investment grade rating for our CMOs by a nationally recognized rating agency. Our total loss exposure is limited to the equity invested in the CMOs at any point in time.

          Prior to the issuance of CMOs we use reverse repurchase agreements as short-term financing at interest rates that are consistent with our investment objectives.  A reverse repurchase agreement acts as a financing vehicle under which we effectively pledge our mortgages as collateral to secure a short-term loan.  Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the reverse repurchase agreement, we are required to repay the loan and correspondingly we receive our collateral.  Our borrowing agreements require us to pledge cash, additional mortgages or additional investment securities backed by mortgages in the event the market value of existing collateral declines.  We may be required to sell assets to reduce our borrowings to the extent that cash reserves are insufficient to cover such deficiencies in collateral.  For additional information regarding reverse repurchase agreements refer to “Note G — Reverse Repurchase Agreements” in the accompanying notes to the consolidated financial statements for Impac Mortgage Holdings, Inc.

          We finance a portion of our investment securities portfolio with principal-only notes.  The principal-only notes represent senior or subordinated interests in trust funds primarily consisting of a pool of mortgages.  The principal-only notes represent non-recourse obligations.  For additional information regarding borrowings secured by investment securities refer to “Note I — Borrowings Secured by Investment Securities Available-for-Sale” in the accompanying notes to the consolidated financial statements for Impac Mortgage Holdings, Inc.

Interest Rate Hedging

          We follow an interest rate hedge program intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate CMO borrowings.  Our primary objective is to hedge our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO borrowings.  We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate hedge program is formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on adjustable rate CMO borrowings resulting from the following:

•	interest rate adjustment limitations on mortgages held as CMO collateral due to periodic and lifetime interest rate cap features; and

•	mismatched interest rate adjustment periods between mortgages held as CMO collateral and CMO borrowings.

          To mitigate our exposure to the effect of changing interest rates on cash flows on our adjustable rate CMO borrowings, we acquire derivative instruments in the form of interest rate cap agreements, or “caps,” interest rate floor agreements, or “floors,” and interest rate swap agreements, or “swaps.”  For additional information regarding interest rate hedging refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and “Note P — Derivative Instruments and Hedging Activities” in the accompanying notes to the consolidated financial statements for Impac Mortgage Holdings, Inc.

Mortgage Operations

          The mortgage operations are conducted by IFC, Impac Lending Group, or “ILG,” a division of IFC, and Novelle and ISAC, wholly-owned subsidiaries of IFC.   The mortgage operations acquire, originate, sell and securitize primarily adjustable and fixed rate Alt-A mortgages and, to a lesser extent, sub-prime mortgages, or “B/C mortgages,” from correspondents, mortgage brokers and retail customers.  IFC acquires primarily adjustable and fixed rate Alt-A mortgages from its network of third party correspondents on a flow (loan-by-loan) basis or on a bulk basis from other mortgage companies, which may include customers of IFC.  Correspondents originate and close mortgages under IFC’s mortgage programs.  Correspondents include savings and loan associations, commercial banks and mortgage bankers and brokers.  IFC acts as an intermediary between the originators of mortgages that do not meet the guidelines for purchase by Fannie Mae and Freddie Mac and permanent investors in mortgage-backed securities secured by or representing an ownership interest in mortgages.  ILG markets, underwrites, processes and funds mortgages for both wholesale and retail customers. ILG works directly with mortgage brokers to originate, underwrite and fund their mortgages.  Many of ILG’s wholesale customers cannot conduct business with the mortgage operations as correspondents because they do not meet the higher net worth requirements.  Through its retail channel, ILG markets mortgages directly to the public.  ILG offers the same mortgage programs to its mortgage brokers and retail customers that are offered by IFC.  Novelle is a wholly-owned subsidiary of IFC that originates B/C mortgages through a network of wholesale brokers and subsequently sells its loans to third party investors for cash gains.  Novelle began operations during September of 2001 in San Diego, California, where it is currently headquartered, with capital provided by IFC.  ISAC is a wholly-owned specialty purpose entity through which IFC issues itsREMICs.

Marketing Strategy

          We believe that we can compete effectively with other Alt-A mortgage conduits through our efficient loan purchasing process, flexible purchase commitment options and competitive pricing and by designing Alt-A mortgages that suit the needs of our correspondents and mortgage brokers and their borrowers, which is intended to provide sufficient credit quality to our investors.  Our principle strategy is to expand our market position as a low-cost nationwide acquirer and originator of Alt-A mortgages, while continuing to emphasize an efficient centralized operating structure.  To help accomplish this, we have developed a second-generation web-based automated underwriting system called Impac Direct Access System for Lending, or “iDASLg2.”  iDASLg2 substantially increases efficiencies for our customers and our mortgage operations by significantly decreasing the processing time for a mortgage while improving employee productivity and maintaining superior customer service.

          iDASLg2 is an interactive Internet-based system that allows our customers to automatically underwrite mortgages, enabling our customers to pre-qualify borrowers for various mortgage programs and receive automated approval decisions.  iDASLg2 is intended to increase efficiencies not only for our customers but also for the mortgage operations by significantly decreasing the processing time for a mortgage.  iDASLg2 improves employee production and maintains superior customer service, which together leads to higher closing ratios, improved profit margins and increased profitability at all levels of our business operations.  Most importantly, iDASLg2 allows us to move closer to our correspondents and mortgage brokers with minimal future capital investment while maintaining centralization, a key factor in the success of our operating strategy.  During 2002 average monthly volume of mortgages submitted through IDASL and iDASLg2 increased by 70% to $1.4 billion per month as compared to $794.9 million per month in 2001.  All of our correspondents submit loans via iDASLg2 and all wholesale loans delivered by mortgage brokers are directly underwritten through iDASLg2.  Mortgages purchased on a bulk basis are not underwritten through iDASLg2.

          We also focus on expansion opportunities to attract correspondent originators and mortgage brokers to our nationwide network in order to increase mortgage acquisitions and originations in a controlled manner.  This allows us to shift the high fixed costs of interfacing with the homeowner to our correspondents and mortgage brokers. This marketing strategy is designed to accomplish three objectives as follow:

•	attract a geographically diverse group of both large and small correspondent originators and mortgage brokers;

•	establish relationships with correspondents and mortgage brokers that facilitate their ability to offer a variety of loan products designed by the mortgage operations; and

•	purchase mortgages and securitize and sell them in the secondary market or to the long-term investment operations.

          As of February 28, 2003 we maintained relationships with 222 correspondents and approximately 4,860 mortgage bankers and brokers.  In order to accomplish our production objectives, we design and offer mortgage products that we believe are attractive to potential Alt-A borrowers and to end-investors in Alt-A mortgages and mortgage-backed securities. We have historically emphasized and continue to emphasize flexibility in our mortgage product mix as part of our strategy to attract and establish long-term relationships with our correspondents and mortgage brokers.  We also maintain relationships with numerous end-investors so that we may develop mortgage products that may be of interest to them as market conditions change, which in turn may be offered through our correspondent network.  In response to the needs of our correspondents, and as part of our strategy to facilitate the sale of our mortgages through the mortgage operations, our marketing strategy offers efficient response time in the purchase process, direct and frequent contact with our correspondents and mortgage brokers through a trained sales force and flexible commitment programs.  Finally, due to the price sensitivity of most homebuyers, we are competitive in pricing our products in order to attract sufficient numbers of mortgages.

Mortgage Acquisitions and Originations

          The majority of mortgages acquired and originated by the mortgage operations are adjustable and fixed rate Alt-A mortgages.  A portion of Alt-A mortgages that are acquired and originated by the mortgage operations exceed the maximum principal balance for a conforming loan purchased by Fannie Mae or Freddie Mac, which is currently $322,700.  Mortgages that exceed such maximum principal balance are referred to as “jumbo loans.”  Alt-A mortgages generally consist of jumbo loans or other mortgages that are acquired and originated in accordance with underwriting or product guidelines that differ from those applied by Fannie Mae and Freddie Mac.  Alt-A mortgages may involve greater risk as a result of different underwriting and product guidelines.  A portion of mortgages acquired and originated through the mortgage operations are B/C mortgages, which may entail greater credit risks than Alt-A mortgages.  We generally do not acquire or originate mortgages with principal balances above $750,000 for Alt-A credit quality loans and $500,000 for B/C mortgages.  In general, B/C mortgages are residential mortgages made to borrowers with lower credit ratings than borrowers of higher credit quality, Alt-A mortgages and are normally subject to higher rates of loss and delinquency than other Alt-A mortgages acquired and originated by the mortgage operations.  As a result, B/C mortgages normally bear a higher rate of interest and are typically subject to higher fees than Alt-A mortgages.  In general, greater emphasis is placed upon the value of the mortgaged property and, consequently, the quality of appraisals, and less upon the credit history of the borrower in underwriting B/C mortgages than in underwriting Alt-A mortgages.  In addition, B/C mortgages are generally subject to lower LTV ratios than Alt-A mortgages.  Mortgages acquired by the mortgage operations are generally secured by first liens and, to a lesser extent, second liens on single-family residential properties with either adjustable or fixed interest rates. FRMs have a constant interest rate over the life of the loan, which is generally 15 or 30 years.  The interest rate on ARMs are typically tied to an index, such as six-month LIBOR plus a spread and adjust periodically, subject to lifetime interest rate caps and periodic interest rate and payment caps.  The initial interest rates on ARMs are typically lower than the average comparable FRM but may be higher than average comparable FRMs over the life of the loan.  We acquire and originate mortgages with the following most common loan characteristics, although we may purchase mortgages with other interest rate and maturity characteristics:

•	FRMs that have original terms to maturity ranging from 15 to 30 years with two- to five-year prepayment penalty periods;

•	ARMs that adjust based on six-month LIBOR with terms to maturity ranging from 15 to 30 years with one- to five-year prepayment penalty periods; and

•	two- and three-year FRMs with terms to maturity ranging from 15 to 30 years that subsequently adjust to six-month LIBOR ARMs with one- to five-year prepayment penalty periods.

          The following table presents mortgage acquisitions and originations by loan characteristic for the periods indicated (in thousands):

	For the year ended, December 31,

	2002		2001		2000

	Principal Balance	%	Principal Balance	%	Principal Balance	%

By Loan Type:
Adjustable rate	$3,703,657	62	$1,541,329	49	$487,346	23
Fixed rate	2,159,696	36	1,570,225	50	1,539,741	74
Second trust deed	82,145	2	43,074	1	51,737	3

Total volume	$5,945,498	100	$3,154,628	100	$2,078,824	100

By Production Channel:
Correspondent acquisitions:
Flow	$3,701,537	62	$2,213,736	70	$1,731,351	84
Bulk	750,004	13	169,282	5	71,283	3

Total correspondent acquisitions	4,451,541	75	2,383,018	75	1,802,634	87

Wholesale and retail originations	1,089,008	18	683,060	22	276,190	13
Novelle	404,949	7	88,550	3	—	0

Total volume	$5,945,498	100	$3,154,628	100	$2,078,824	100

By Credit Quality:
Alt-A	$5,515,573	93	$3,046,532	97	$1,999,246	96
B/C (1)	429,925	7	108,096	3	79,578	4

Total volume	$5,945,498	100	$3,154,628	100	$2,078,824	100

By Purpose:
Purchase	$3,288,566	55	$1,938,715	61	$1,675,893	81
Refinance	2,656,932	45	1,215,913	39	402,931	19

Total volume	$5,945,498	100	$3,154,628	100	$2,078,824	100

By Prepayment Penalty:
With prepayment penalty	$4,677,078	79	$2,058,746	65	$1,104,154	53
Without prepayment penalty	1,268,420	21	1,095,882	35	974,670	47

Total volume	$5,945,498	100	$3,154,628	100	$2,078,824	100

(1)  2002 and 2001 includes $404.9 million and $88.6 million, respectively, of B/C mortgages originated by Novelle that are subsequently sold to third party investors for cash gains.

          Our mortgage acquisition and origination activities focus on those regions of the country where higher volumes of Alt-A mortgages are originated including California, Florida, Colorado, Georgia, New Jersey, Illinois, Texas, New York, Washington and Virginia.  The highest concentration of Alt-A mortgages acquired and originated relate to properties located in California and Florida because of generally higher property values and mortgage balances.  During the years ended December 31, 2002 and 2001 mortgages secured by California and Florida properties accounted for approximately 56% and 10%, respectively, of mortgage acquisitions and originations during both years.  Of the $5.9 billion in principal balance of mortgages acquired and originated in 2002, $2.2 billion, or 37%, were acquired from our top ten correspondents and wholesale brokers.  Express Lending Group accounted for $811.4 million, or 14%, of mortgages acquired and originated by the mortgage operations in 2002.  No other correspondents or brokers accounted for more than 10% of the total mortgages acquired and originated by the mortgage operations in 2002.

Underwriting

          We have developed comprehensive purchase guidelines for the acquisition and origination of mortgages.  Each mortgage underwritten assesses the borrower’s credit score, ability and willingness to repay the mortgage obligation and the adequacy of the mortgaged property as collateral for the mortgage.  Subject to certain exceptions and the type of mortgage product, each purchased mortgage must conform to the loan parameters and eligibility requirements specified in our seller/servicer guide with respect to, among other things, loan amount, type of property, compliance, LTV ratio, mortgage insurance, credit history, debt service-to-income ratio, appraisal and loan documentation. We also perform a full legal documentation review prior to the purchase of all mortgages.

          All mortgages acquired or originated under our loan programs are underwritten either by our employees or by contracted mortgage insurance companies or delegated sellers.  Under all of our underwriting methods, loan documentation requirements for verifying the borrower’s income and assets vary according to LTV ratios and other factors.  Generally, as the standards for required documentation are lowered, the borrowers’ down payment requirements are increased and the required LTV ratios are decreased.  The borrower is also required to have a stronger credit history, larger cash reserves and an appraisal of the property that may be validated by an enhanced desk or field review, depending on the loan program.  Lending decisions are based on a risk analysis assessment after the review of the entire mortgage file.  Each mortgage is individually underwritten with emphasis placed on the overall quality of the mortgage.

Seller Eligibility Requirements

          Mortgages acquired by the mortgage operations are originated by various sellers, including mortgage bankers, savings and loan associations and commercial banks.  Sellers are required to meet certain regulatory, financial, insurance and performance requirements established by us before they are eligible to participate in our mortgage purchase programs. Sellers must also submit to periodic reviews to ensure continued compliance with these requirements.  Our current criteria for seller participation generally includes a minimum tangible net worth requirement of $500,000, approval as a Fannie Mae or Freddie Mac seller/servicer in good standing, a Housing and Urban Development, or “HUD,” approved mortgagee in good standing or a financial institution that is insured by the Federal Deposit Insurance Corporation, or “FDIC,” or comparable federal or state agency, and that the seller is examined by a federal or state authority.

          In addition, sellers are required to have comprehensive mortgage origination quality control procedures.  In connection with its qualification, each seller enters into an agreement that generally provides for recourse by us against the seller in the event of a breach of representations or warranties made by the seller with respect to mortgages sold to us, which includes but is not limited to any fraud or misrepresentation during the mortgage loan origination process or upon early payment default on mortgages.

Securitization and Sale

          After acquiring mortgages from correspondents on a flow or bulk basis, and originating mortgages through ILG’s and Novelle’s wholesale and retail channels the mortgage operations sell or securitize mortgages to permanent investors.  The mortgage operations sell substantially all of its ARM acquisitions and originations and approximately 50% of its FRM acquisitions and originations to the long-term investment operations at prices comparable to prices available to third party investors at the date of sale.  During 2002 the mortgage operations sold $3.9 billion in principal balance of mortgages to the long-term investment operations.  Generally, the mortgage operations sell all of its mortgage acquisitions and originations to third party investors as servicing released, which means that we do not retain primary mortgage servicing rights.

          When a sufficient volume of FRMs with similar characteristics has been accumulated, generally $100 million to $350 million, the mortgage operations will sell bulk packages, referred to as whole loan sales, to third party investors in mortgages or will securitize them through the issuance of mortgage-backed securities in the form of REMICs.  During 2002 the mortgage operations sold $1.1 billion in principal balance of mortgages as whole loan sales and $600.0 million in principal balance of mortgages as REMICs.

          The period of time between when we commit to purchase mortgages and the time we sell or securitize mortgages generally ranges from 10 to 90 days, depending on certain factors including the length of the purchase commitment period, volume by product type and the securitization process.  REMIC transactions are generally accounted for as sales of the mortgages and can eliminate or minimize any long-term residual investment in such mortgages.  REMIC securities consist of one or more classes of “regular interests” and a single class of  “residual interest.” The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates.

          REMICs created by us are structured so that one or more of the classes of securities are rated investment grade by at least one nationally recognized rating agency.  The ratings for our REMICs are based upon the perceived credit risk by the applicable rating agency of the underlying mortgages, the structure of the securities and the associated level of credit enhancement.  Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on mortgages as required by law or a bankruptcy court.

Hedging Activities

          The mortgage operations hedges interest rate risk and price volatility on its mortgage loan investment portfolio during the time it commits to acquire or originate mortgages at a pre-determined rate and the time it sells or securitizes mortgages.  To mitigate interest rate and price volatility risks, IFC may enter into forward commitments and derivative transactions.  The nature and quantity of derivative transactions are determined based on various factors, including market conditions and the expected volume of mortgage acquisitions and originations.

          For additional information regarding interest rate hedging refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and “Note K — Derivative Instruments and Hedging Activities” in the accompanying notes to the consolidated financial statements for Impac Funding Corporation.

Master Servicing

          We retain master servicing rights on substantially all of our Alt-A mortgage acquisitions and originations.  Our function as master servicer includes collecting loan payments from other loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or loans master serviced.  In addition, as master servicer, we monitor compliance with our servicing guidelines and are required to perform, or to contract with a third party to perform, all obligations not adequately performed by any loan servicer.  We may also be required to advance funds to cover interest payments not received from borrower’s depending on the status of their mortgages.

          With respect to IFC’s function as a master servicer for loans owned by the long-term investment operations, IFC and IMH have entered into agreements with terms substantially similar to those of independent third parties.  Master servicing fees are generally 0.03% per annum on the declining principal balances of the loans serviced.  At year-end 2002 we master serviced 48,520 mortgages with a principal balance of $8.7 billion.

           The following table presents the amount of delinquent mortgages in our master servicing portfolio for the periods indicated (dollars in thousands):

	As of December 31,

	2002		2001		2000

	Principal Balance of Mortgages	% of Master Servicing Portfolio	Principal Balance of Mortgages	% of Master Servicing Portfolio	Principal Balance of Mortgages	% of Master Servicing Portfolio

Loans delinquent for:
60-89 days	$100,878	1.16%	$72,460	1.30%	$65,809	1.63%
90 days and over	71,466	0.82	72,544	1.30	25,952	0.64

Total 60 days and over	172,344	1.98	145,004	2.60	91,761	2.27
Foreclosures pending	212,309	2.44	132,571	2.38	57,133	1.41
Bankruptcies pending	26,402	0.30	22,054	0.40	22,556	0.56

Total	$411,055	4.72%	$299,629	5.38%	$171,450	4.24%

Servicing

          We subcontract all of our servicing obligations to independent third parties pursuant to sub-servicing agreements.  We believe that the selection of third-party sub-servicers or the sale of servicing rights is more effective than establishing a servicing department within our mortgage operations.  However, part of our responsibility is to continually monitor the performance of the sub-servicers or servicers through performance reviews and regular site visits.  Depending on sub-servicer reviews, we may in the future rely on our internal collection group to take an ever more active role to assist the sub-servicer in the servicing of mortgages.

          Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of un-remedied defaults in accordance with our guidelines.  Servicing fees range from 0.25% per annum for FRMs to 0.50% per annum for B/C mortgages and 0.375% for ARMs on the declining principal balances of loans serviced.  Additionally, we earn interest, or “float,” on principal and interest payments we receive from our borrowers until those payments are remitted to the investors in those mortgages.  We generally acquire all of our mortgages on a servicing released basis. To the extent the mortgage operations finances the acquisition of mortgages with warehouse facilities provided by IWLG, the mortgage operations pledges mortgages and the related servicing rights to IWLG as collateral.  As a result, IWLG has an absolute right to control the servicing of such mortgages, including the right to collect payments on the underlying mortgages, and to foreclose upon the underlying real property in the case of default.  Typically, IWLG delegates its right to service the mortgages securing the warehouse line to IFC.

          The following table presents information regarding our mortgage servicing portfolio, including mortgages held-for-sale and mortgages held-for-investment, for the periods shown (dollars in millions, except average loan size):

	As of December 31,

	2002	2001	2000

Beginning servicing portfolio	$1,754.4	$2,428.9	$2,393.4
Add: Loan acquisitions and originations	5,945.5	3,154.7	2,078.8
Less: Servicing transferred	(4,620.3)	(2,866.1)	(1,266.0)
Principal paydowns (1)	(426.2)	(963.1)	(777.3)

Ending servicing portfolio	$2,653.4	$1,754.4	$2,428.9

Number of loans serviced	15,987	14,570	20,644
Average loan size	$166,000	$120,000	$118,000
Weighted average coupon	7.26%	8.80%	9.88%

(1)     Includes normal principal runoff and principal prepayments.

Warehouse Lending Operations

          The warehouse lending operations is conducted by IWLG.  The warehouse lending operations provide reverse repurchase financing to affiliated companies and to approved mortgage banks, some of which are correspondents of the mortgage operations, to finance mortgages during the time from the closing of the mortgages to their sale or other settlement with pre-approved investors.  The warehouse lending operations relies mainly on the sale or liquidation of the mortgages as a source of repayment.  Any claim of the warehouse lending operations as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay.  Borrowings under the warehouse facilities are presented on our balance sheets as finance receivables.  Terms of non-affiliated warehouse lines, including the commitment amount, are determined based upon the financial strength, historical performance and other qualifications of the borrower.

Regulation

          We establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and determine maximum loan amounts.  Our mortgage acquisition and origination activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act and the regulations promulgated thereunder. These laws and regulations prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.  Our mortgage acquisition and origination activities are also subject to state and local laws and regulations, including predatory lending laws, and may also be subject to applicable state usury statutes.  IFC, our mortgage operations, is an approved Fannie Mae and Freddie Mac seller and/or servicer.  IFC is subject to the rules and regulations of Fannie Mae and Freddie Mac with respect to acquiring, processing, selling and servicing mortgages.  In addition, IFC is required annually to submit to Fannie Mae and Freddie Mac audited financial statements, and each regulatory entity has its own financial requirements for sellers/servicers.  IFC’s affairs are also subject to examination by Fannie Mae and Freddie Mac at any time to assure compliance with applicable regulations, policies and procedures.

Competition

          In acquiring and originating Alt-A mortgages and issuing securities backed by such loans, we compete with established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets.  Consolidation in the mortgage banking industry may also reduce the number of current correspondents and independent mortgage brokers available to the mortgage operations, reducing our potential customer base and resulting in the mortgage operations acquiring and originating a larger percentage of mortgages from a smaller number of customers.  Changes of this nature could negatively impact our businesses.  Mortgage-backed securities issued by the mortgage operations and the long-term investment operations face competition from other investment opportunities available to prospective investors.  We face competition in our mortgage operations and warehouse lending operations from other financial institutions, including but not limited to banks and investment banks.  Our competitors include IndyMac Bancorp, Inc., Greenpoint Financial Corporation, Residential Funding Corporation, Aurora Loan Services, Inc. and Credit Suisse First Boston Corporation.  Competition can take place on various levels, including convenience in obtaining a mortgage, service, marketing, origination channels and pricing.  We depend primarily on correspondents and independent mortgage brokers for the acquisition and origination of mortgages.  These independent mortgage brokers deal with multiple lenders for each prospective borrower. We compete with these lenders for the independent brokers’ business on the basis of price, service, loan fees, costs and other factors.  Our competitors also seek to establish relationships with such brokers, who are not obligated by contract or otherwise to do business with us.  Many of the institutions with which we compete in our mortgage operations and warehouse lending operations have significantly greater financial resources than we have.  However, we can compete effectively with other Alt-A mortgage conduits through our efficient loan purchasing process, flexible purchase commitment options and competitive pricing and by designing Alt-A mortgages that suit the needs of our correspondents and their borrowers, which is intended to provide sufficient credit quality to our investors.

Employees

          At year-end 2002 we had 432 full- and part-time employees and temporary and contract employees.  The mortgage operations employed 393 full- and part-time employees and temporary and contract employees, of which 85 were employed by Novelle.  IWLG and IMCC employed 30 and 9 full- and part-time employees and temporary and contract employees, respectively.  Management believes that relations with its employees are good.  The Company is not a party to any collective bargaining agreement.

Revisions in Policies and Strategies

          Our board of directors has approved the Company’s investment and operating policies and strategies.  Our core operations involve the acquisition and origination of mortgages and their subsequent securitization and sale.  We also act as a warehouse lender providing financing facilities to mortgage originators.  These operations, their associated policies and strategies, are further described herein.  Our board of directors has delegated our asset/liability management to the Asset/Liability Committee, or “ALCO,” which reports to the board of directors at least quarterly.  See a further discussion of ALCO in Item 7. “Management’s Discussion of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”  Any of our policies, strategies and activities may be modified or waived by our board of directors without stockholder consent.  Developments in the market, which affect the policies and strategies mentioned herein or which change our assessment of the market, may cause our board of directors to revise our policies and financing strategies.

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

          The long-term investment operations primarily invest in Alt-A mortgages and, to a lesser extent, B/C mortgages that are acquired from our mortgage operations.  Our mortgage operations generally do not acquire or originate mortgages with principal balances above $750,000 for Alt-A credit quality mortgages and $500,000 for B/C mortgages.  The long-term investment operations does not have a limit on the proportion of its assets that may be invested in each type of mortgage.  Our goal is that mortgage-backed securities do not consist more than 10% of our total assets.

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

          We may at times and on terms that our board of directors deems appropriate:

•

Issue senior securities - In December 1998 we issued $30.0 million of Series B 10.5% Convertible Preferred Stock.  In February 2000 all shares of Series B Convertible Preferred Stock were exchanged for Series C 10.5% Cumulative Convertible Preferred Stock and the conversion rate was adjusted to $4.72 per share from $4.95 per share convertible into 5.29661 shares of common stock from 5.050505 shares of common stock.  In August 2001 the shares of Series C Preferred Stock were converted to common stock;

•

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

•

Make loans to other persons - The warehouse lending operations provide reverse repurchase financing to affiliated companies and to approved mortgage banks, some of which are correspondents of the mortgage operations, to finance mortgages during the time from the closing of the mortgages to their sale or other settlement with pre-approved investors;

•	Invest in securities of other issuers for the purpose of exercising control;

•

Engage in the purchase and sale of investments - In connection with the issuance of mortgage-backed securities by our mortgage operations in the form of REMICs, our long-term investment operations may retain senior or subordinated securities on a short- or long-term basis;

•

Offer securities in exchange for property - In March 1999 certain of our stockholders exchanged 1,359,507 shares of their common stock at an average price of $5.70 per share for 11% senior subordinated debentures; and,

•

Repurchase or otherwise reacquire our shares or other securities in the future - In October 1998 we adopted a repurchase plan to repurchase up to $5.0 million of our common stock in the open market.  In 1999 the board of directors approved common stock repurchases up to an additional $5.0 million, or a total of $10.0 million.  During 1999 we repurchased 2.0 million shares of our common stock for $9.9 million.  During 2000 we adopted a repurchase plan to repurchase up to $3.0 million of our common stock in the open market.  During 2001 and 2000 we repurchased 1,015,950 shares for $2.3 million.  During 2002 we did not repurchase any shares of common stock.

          We may also underwrite the securities of other issuers, although we have not done so in the past and have no present intention to do so.  Historically, we have and intend to continue to distribute annual reports to our stockholders, including financial statements certified by independent auditors, describing our current business and strategy.

Risk Factors

          The following risk factors reference our mortgage loan investment portfolio, which consists of CMO collateral, mortgages held-for-investment and finance receivables.  For information on the characteristics of the mortgage loan investment portfolio refer to “Note C—Mortgages Held-for-Investment”, “Note D—CMO Collateral” and “Note E — Finance Receivables” in the accompanying notes to the consolidated financial statements for Impac Mortgage Holdings, Inc.

A prolonged economic downturn or recession would likely result in a reduction of our mortgage origination activity which would adversely affect our financial results.

          The United States economy has recently undergone and may in the future, undergo, a period of slowdown, which some observers view as a recession.  An economic downturn or a recession may have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages will adversely affect our ability to expand our mortgage portfolio, our principal means of increasing our earnings. In addition, a decline in new mortgage activity will likely result in reduced activity for our warehouse lending operations and our long-term investment operations. In the case of our mortgage operations, a decline in mortgage activity may result in fewer loans that meet its criteria for purchase and securitization, thus resulting in a reduction in interest income and fees and gain on sale of loans. We may also experience larger than previously reported losses on our investment portfolio due to a higher level of defaults or foreclosures on our mortgages.

Terrorist attacks or military action may adversely affect our financial results.

          The effects that terrorist attacks in the United States or other incidents and related military action, or possible military action by U.S. forces in Iraq or other regions, may have on the mortgage operations’ ability to acquire or originate mortgages, the performance of the mortgages held by the long-term investment operations or on the values of mortgaged properties cannot be determined at this time.  As a result of terrorist activity or military action, there may be a reduction in new mortgages, which will adversely affect our ability to expand our mortgage portfolio.  In addition, a decline in new mortgage activity will likely result in reduced activity for our warehouse lending operations and our long-term investment operations.  Mortgages held by our long-term investment operations may experience higher rates of delinquency, default and prepayment.  These potential consequences of terrorist attacks or military action will have an adverse affect on our financial results.  Federal agencies and non-government lenders have, and may continue to, defer, reduce or forgive payments and delay foreclosure proceedings in respect of loans to borrowers affected in some way be recent and possible future events.  In addition, activation of a substantial number of U.S. military reservists or members of the National Guard may significantly increase the proposition of mortgages whose mortgage rates are reduced by application of the Soldiers’ and Sailors’ Civil Relief Act of 1940 or similar state laws, and neither the master servicers nor the servicers will be required to advance for any interest shortfall caused by any such reduction.  Interest payable to senior and subordinate certificate holders will be reduced on a pro rata basis by any reductions in the amount of interest collectible as a result of application of the Soldiers’ and Sailors’ Civil Relief Act of 1940 or similar state laws.

If we are unable to generate sufficient liquidity we will be unable to conduct our operations as planned.

          If we cannot generate sufficient liquidity, we will be unable to continue to grow our operations, grow our asset base, maintain our current hedging policy and pay dividends. We have traditionally derived our liquidity from four primary sources:

•	financing facilities provided to us by others to acquire or originate mortgage assets;

•	whole loan sales and securitizations of acquired or originated mortgages;

•	our issuance of equity and debt securities; and

•	earnings from operations.

          We cannot assure you that any of these alternatives will be available to us, or if available, that we will be able to negotiate favorable terms. Our ability to meet our long-term liquidity requirements is subject to the renewal of our credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by our lenders and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry and market trends in our various businesses, the lenders’ and/or investors’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. If we cannot raise cash by selling debt or equity securities, we may be forced to sell our assets at unfavorable prices or discontinue various business activities. Our inability to access the capital markets could have a negative impact on our earnings growth and also our ability to pay dividends.

Any significant margin calls under our financing facilities would adversely affect our liquidity and may adversely affect our financial results.

          Prior to the fourth quarter of 1998, we generally had no difficulty in obtaining favorable financing facilities or in selling acquired mortgages. However, during the fourth quarter of 1998, the mortgage industry experienced substantial turmoil as a result of a lack of liquidity in the secondary markets. At that time, investors expressed unwillingness to purchase interests in securitizations due, in part, to:

•	the lack of financing to acquire these securitization interests;

•	the widening of returns expected by institutional investors on securitization interests over the prevailing Treasury rate; and

•	market uncertainty.

          As a result, many mortgage originators, including our Company, were unable to access the securitization market on favorable terms. This resulted in some companies declaring bankruptcy. Originators, like our Company, were required to sell loans on a whole loan basis and liquidate holdings of mortgage-backed securities to repay short-term borrowings. However, the large amount of mortgages available for sale on a whole loan basis affected the pricing offered for these mortgages, which in turn reduced the value of the collateral underlying the financing facilities. Therefore, many providers of financing facilities initiated margin calls. Margin calls resulted when our lenders evaluated the market value of the collateral securing our financing facilities and required us to provide them with additional equity or collateral to secure our borrowings.

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

          During the year ended December 31, 2000 we experienced a net loss of $54.2 million. The net loss incurred during 2000 included accounting charges of $68.9 million. The accounting charges were the result of write-downs of non-performing investment securities secured by mortgages and additional increases in the provision for loan losses to provide for the deterioration of the performance of collateral supporting specific investment securities.  During the year ended December 31, 1998 we experienced a net loss of $5.9 million primarily as the mortgage industry experienced substantial turmoil as a result of a lack of liquidity in the secondary markets which caused us to sell mortgages at losses to meet margin calls on our warehouse facilities. During the year ended December 31, 1997 we experienced a net loss of $16.0 million. The net loss incurred during 1997 included an accounting charge of $44.4 million that was the result of expenses related to the termination and buyout of our management agreement with Imperial Credit Advisors, Inc. We cannot be certain that revenues will remain at current levels or improve or that we will be profitable in the future, which could prevent us from effectuating our business strategy.

If we are unable to complete securitizations, we would face a liquidity shortage which would adversely affect our operating results.

          We rely significantly upon securitizations to generate cash proceeds to repay borrowings and to create credit availability. Any reduction in our ability to complete securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing securitizations of our mortgages increase our risk by exposing our Company to credit and interest rate risks for this extended period of time. Furthermore, gains on sales from our securitizations represent a significant portion of our earnings. Several factors could affect our ability to complete securitizations of our mortgages, including:

•	conditions in the securities and secondary markets;

•	credit quality of the mortgages acquired or originated through our mortgage operations;

•	volume of our mortgage loan acquisitions and originations;

•	our ability to obtain credit enhancements; and

•	lack of investors purchasing higher risk components of the securities.

          If we are unable to profitably securitize a significant number of our mortgages in a particular financial reporting period, then we could experience lower income or a loss for that period. As a result of turmoil in the securitization market during the latter part of 1998, many mortgage lenders, including our Company, were required to sell mortgages on a whole loan basis under adverse market conditions in order to generate liquidity. Many of these sales were made at prices lower than our carrying value of the mortgages and we experienced substantial losses. We cannot assure you that we will be able to continue to profitably securitize or sell our loans on a whole loan basis, or at all.

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

          To grow our investment portfolio, we borrow a substantial portion of the market value of substantially all of our investments in mortgages in the form of CMOs.  Historically, we have borrowed approximately 98% of the market value of such investments. There are no limitations on the amount we may borrow, other than the aggregate value of the underlying mortgages. We currently use CMOs as financing vehicles to increase our leverage, since mortgages held for CMO collateral are retained for investment rather than sold in a secondary market transaction.

          Retaining mortgages as collateral for CMOs exposes our operations to greater credit losses than does the use of other securitization techniques that are treated as sales because as the equity holder in the security, we are allocated losses from the liquidation of defaulted loans first prior to any other security holder. Although our liability under a collateralized mortgage obligation is limited to the collateral used to create the collateralized mortgage obligation, we generally are required to make a cash equity investment to fund collateral in excess of the amount of the securities issued in order to obtain the appropriate credit ratings for the securities being sold, and therefore obtain the lowest interest rate available, on the CMOs. If we experience greater credit losses than expected on the pool of loans subject to the CMO, the value of our equity investment will decrease and we would have to increase the allowance for loan losses on our financial statements.

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

          We have pledged a substantial portion of our assets to secure the repayment of CMOs issued in securitizations, our financing facilities and our other borrowings. We will also pledge substantially all of our current and future mortgages to secure borrowings pending their securitization or sale. The cash flows we receive from our investments that have not yet been distributed, pledged or used to acquire mortgages or other investments may be the only unpledged assets available to our unsecured creditors and you if our Company was liquidated.

Interest rate fluctuations may adversely affect our operating results.

          Our operations, as a mortgage loan acquirer and originator or a warehouse lender, may be adversely affected by rising and falling interest rates. Higher interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. This may decrease the amount of mortgages available to be acquired or originated by our mortgage operations and decrease the demand for warehouse financing provided by our warehouse lending operations. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgages at lower long-

term fixed interest rates. Increased loan prepayments could lead to a reduction in the number of loans in our investment portfolio and reduce our net interest income.

          We are subject to the risk of rising mortgage interest rates between the time we commit to purchase mortgages at a fixed price through the issuance of individual, bulk or other rate-locks and the time we sell or securitize those mortgages. An increase in interest rates will generally result in a decrease in the market value of mortgages that we have committed to purchase at a fixed price, but have not been sold or securitized or have not been properly hedged. As a result, we may record a smaller gain, or even a loss, upon the sale or securitization of those mortgages.

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

          Additionally, the rates paid on our borrowings and the rates received on our assets may be based upon different indices. If the index used to determine the rate on our borrowings, typically one-month LIBOR, increases faster than the indices used to determine the rates on our assets, such as six-month LIBOR or the prime rate, we will experience a declining net interest spread, which will have a negative effect on our profitability, and may result in losses.

An increase in our adjustable interest rate borrowings may decrease the net interest margin on our adjustable rate mortgages.

          Our long-term investment portfolio includes mortgages that are hybrid ARMs. These are mortgages with fixed interest rates for an initial period of time, after which they begin bearing interest based upon short-term interest rate indices and adjust periodically. We generally fund mortgages with adjustable interest rate borrowings having interest rates that are indexed to short-term interest rates and adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings and that increase is not offset by a corresponding increase in the rates at which interest accrues on our assets or by various interest rate hedges that we have in place at any given time, our net interest margin will decrease or become negative. We may suffer a net interest loss on our adjustable rate mortgages that have interest rate caps if the interest rates on our related borrowings increase.

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

Increased levels of prepayments of our adjustable rate mortgages may accelerate our expenses and decrease our net income.

          Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgages. Prepayments on mortgages are also affected by the terms and credit grades of the mortgages, conditions in the housing and financial markets and general economic conditions. If we acquire mortgages at a premium and they are subsequently repaid, we must expense the unamortized premium at the time of the prepayment.  We could possibly lose the opportunity to earn interest at a higher rate over the expected life of the mortgage. Also, if prepayments on our adjustable rate mortgages increase when interest rates are declining, our net interest income may decrease if we cannot reinvest the prepayments in mortgage assets bearing comparable rates. Prepayments on fixed rate mortgages will also decrease our net interest income when interest rates are declining.

          We generally acquire mortgages on a servicing released basis, meaning we acquire both the mortgages and the rights to service them. This strategy requires us to pay a higher purchase price or premium for the mortgages. If the mortgages that we acquire at a premium prepay faster than originally projected, generally accepted accounting principles require us to write down the remaining capitalized premium amounts at a faster speed than was originally projected, which would decrease our current net interest income.

The value of our portfolio of mortgage-backed securities may be adversely affected by unforeseen events.

Our prior investments in residual interest and subordinated debt investments exposed us to greater risks as compared to those associated with senior mortgage-backed securities.

          Prior to 1998, we invested in mortgage-backed securities known as interest-only, principal-only, residual interest or other subordinated securities. Investments in residual interest and subordinated securities are much riskier than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities. The risk associated with holding residual interest and subordinated securities is greater than that associated with holding the underlying mortgages directly due to the concentration of losses attributed to the subordinated securities.

If the projected value of our portfolio of residual interest and subordinated debt instruments is incorrect we would have to write down the value of these securities.

          We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, mortgage loan prepayments and credit losses. If our actual experience adversely differs from our assumptions, we would be required to reduce the value of these securities. The market for our asset-backed securities is extremely limited and we cannot assure you that we could sell these securities at their reported value, or at any value or that we could recoup our initial investment.

          In addition, we may not obtain our anticipated yield or we may incur losses if the credit support available within certain mortgage-backed securities is inadequate due to unanticipated levels of losses, or due to difficulties experienced by the credit support provider. Delays or difficulties encountered in servicing mortgages securing mortgage-backed securities may cause greater losses than anticipated and, therefore, we may have a higher rate of mortgage insurance claims than were originally anticipated.  This may cause a rating agency to downgrade certain classes of our mortgage-backed securities and cause a reduction of the value of the security.

We undertake additional risks by acquiring and investing in mortgages.

          We may be subject to losses on mortgages for which we do not obtain credit enhancements.

          We do not obtain credit enhancements such as mortgage pool or special hazard insurance for all of our mortgages and investments. Generally, we require mortgage insurance on any mortgage with a loan-to-value ratio greater than 80%. During the time we hold mortgages for investment, we are subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance. If a borrower defaults on a mortgage that we hold, we bear the risk of loss of principal to the extent there is any deficiency between the value of the related mortgaged property and the amount owing on the mortgage loan and any insurance proceeds available to us through the mortgage insurer. In addition, since defaulted mortgages, which under our financing arrangements are mortgages that are generally 60 to 90 days delinquent in payments, may be considered negligible collateral under our borrowing arrangements, we could bear the risk of being required to own these loans without the use of borrowed funds until they are ultimately liquidated or possibly sold at a loss.

          Alt-A mortgages expose us to greater credit risks.

          We are an acquirer and originator of Alt-A mortgages. These are residential mortgages that do not qualify for purchase by government sponsored agencies such as Fannie Mae and Freddie Mac. Our operations may be negatively affected due to our investments in Alt-A mortgages. Credit risks associated with Alt-A mortgages are greater than those associated with conforming mortgages. The interest rates we charge on Alt-A loans are often higher than those charged for conforming loans in order to compensate for the higher risk and lower liquidity. Lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold. By doing this, we assume the potential risk of increased delinquency rates and/or credit losses as well as interest rate risk. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and/or credit losses.

          Lending to Alt-A borrowers may expose us to a higher risk of delinquencies, foreclosures and losses.

          As a lender of Alt-A mortgages, our market includes borrowers who may be unable to obtain mortgage financing from conventional mortgage sources. Mortgages made to such Alt-A borrowers generally entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to Alt-A borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general.

          Further, any material decline in real estate values increases the loan-to-value ratios of mortgages previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Any sustained period of increased delinquencies, foreclosures or losses after the mortgages are sold could adversely affect the pricing of our future loan sales and our ability to sell or securitize our mortgages in the future. In the past, certain of these factors have caused revenues and net income of many participants in the mortgage industry, including us, to fluctuate from quarter to quarter.

          Our use of second mortgages exposes us to greater credit risks.

          Our security interest in the property securing second mortgages is subordinated to the interest of the first mortgage holder and the second mortgages have a higher combined loan-to-value ratio than does the first mortgage.  If the value of the property is equal to or less than the amount needed to repay the borrower’s obligation to the first mortgage holder upon foreclosure, our second mortgage loan will not be repaid.

          The geographic concentration of our mortgages increases our exposure to risks in those areas.

          We do not set limitations on the percentage of our mortgage asset portfolio composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area.  Historically, a majority of our mortgage acquisitions and originations by the mortgage operations and mortgages held for investment by our long term investment operations were secured by properties in California and, to a lesser extent, Florida.  For instance, certain parts of California have experienced an economic downturn in past years and California and Florida have suffered the effects of certain natural hazards.  Declines in those residential real estate markets may reduce the values of the properties collateralizing the mortgages, increase foreclosures and losses and have material adverse effect on our results of operations or financial condition.

          Furthermore, if borrowers are not insured for natural disasters, which are typically not covered by standard hazard insurance policies, then they may not be able to repair the property or may stop paying their mortgages if the property is damaged.  This would cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters.  This would have a material adverse effect on our results of operations or financial condition.

Representations and warranties made by us in our loan sales and securitizations may subject us to liability.

          In connection with our securitizations, we transfer mortgages acquired and originated by us into a trust in exchange for cash and, in the case of a CMO, residual certificates issued by the trust. The trustee will have recourse to us with respect to the breach of the standard representations and warranties made by us at the time such mortgages are transferred. While we generally have recourse to our customers for any such breaches, there can be no assurance of our customers’ abilities to honor their respective obligations. Also, we engage in bulk whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We generally limit the potential remedies of such purchasers to the potential remedies we receive from the people from whom we acquired or originated the mortgages. However, in some cases, the remedies available to a purchaser of mortgages from us may be broader than those available to us against the sellers of the mortgages and should a purchaser enforce its remedies against us, we may not always be able to enforce whatever remedies we have against our customers.  Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage only at a discount.

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

          We are subject to conflicts of interest arising from our relationship with Impac Mortgage Holdings, Inc., our long-term investment operations, Impac Funding Corporation, our mortgage operations, and their officers and directors. Our long-term investment operations acquires Alt-A mortgages from our mortgage operations. Impac Mortgage Holdings, Inc. owns all of the preferred stock, and 99% of the economic interest in, Impac Funding Corporation. Joseph R. Tomkinson, our Chairman and Chief Executive Officer, William S. Ashmore, our Chief Operating Officer, President and a director, and Richard J. Johnson, our Executive Vice President and Chief Financial Officer, are holders of all of the outstanding voting stock of, and 1% of the economic interest in, Impac Funding Corporation. They have the right to elect all directors of Impac Funding Corporation and the ability to control the outcome of all matters for which the consent of the holders of the common stock of Impac Funding Corporation is required. Messer’s Tomkinson, Ashmore and Johnson are also the sole directors of Impac Funding Corporation. Decisions made by these officers at one company may be at conflict with and have an adverse affect on the operations of the other.  We are currently negotiating with management to purchase the common shares of Impac Funding Corporation, however, we cannot assure you that terms will be agreed upon or that a transaction will be completed.

A substantial interruption in our use of iDASLg2 may adversely affect our level of mortgage loan acquisitions and originations.

          We utilize the Internet in our business principally for the implementation of our automated mortgage origination program, iDASLg2, which stands for the second generation of Impac Direct Access System for Lending.  iDASLg2 allows our customers to pre-qualify borrowers for various mortgage programs based on criteria requested from the borrower and renders an automated underwriting decision by issuing an approval of the mortgage loan or a referral for further review or additional information. Substantially, all of our correspondents submit mortgages through iDASLg2 and all wholesale mortgages delivered by mortgage brokers are directly underwritten through the use of iDASLg2.  iDASLg2 may be interrupted if the Internet experiences periods of poor performance, if our computer systems or the systems of our third-party service providers contain defects, or if customers are reluctant to use or have inadequate connectivity to the Internet. Increased government regulation of the Internet could also adversely affect our use of the Internet in unanticipated ways and discourage our customers from using our services.   If our ability to use the Internet in providing our services is impaired, our ability to originate or acquire mortgages on an automated basis could be delayed or reduced.  Furthermore, we rely on a third party hosting company in connection with the use of iDASLg2.  If the third party hosting company fails for any reason, and adequate back-up is not implemented in a timely manner, it may delay and reduce those mortgage acquisitions and originations done through iDASLg2.  Any substantial delay and reduction in our mortgage acquisitions and originations will reduce our net earnings for the applicable period.

We are subject to risks of operational failure that are beyond our control.

          Substantially all of our operations are located in Newport Beach, California and San Diego, California. Our systems and operations are vulnerable to damage and interruption from fire, flood, telecommunications failure, break-ins, earthquake and similar events. Our operations may also be interrupted by power disruptions, including rolling black-outs implemented in California due to power shortages. We do not maintain alternative power sources. Furthermore, our security mechanisms may be inadequate to prevent security breaches to our computer systems, including from computer viruses, electronic break-ins and similar disruptions. Such security breaches or operational failures could expose us to liability, impair our operations, result in losses, and harm our reputation.

Competition for mortgages is intense and may adversely affect our operations.

          We compete in acquiring and originating Alt-A mortgages and issuing mortgage-backed securities with other mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders, and other entities purchasing mortgage assets.

          We also face intense competition from Internet-based lending companies where entry barriers are relatively low.  Some of our competitors are much larger than we are, have better name recognition than we do, and have far greater financial and other resources.  Government-sponsored entities, in particular Fannie Mae and Freddie Mac, are also expanding their participation in the Alt-A mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage over us that allows them to price mortgages at lower rates than we are able to offer.  This phenomenon may seriously destabilize the Alt-A mortgage industry. In addition, if as a result of their less-conservative, risk-adjusted pricing these government-sponsored entities experience significantly higher-than-expected losses, it would likely adversely affect overall investor perception of the Alt-A mortgage industry because the losses would be made public due to the reporting obligations of these entities.

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

          REIT provisions of the Internal Revenue Code generally require that we annually distribute to our stockholders at least 90% of all of our taxable income. These provisions restrict our ability to retain earnings and thereby renew capital for our business activities. We may decide at a future date to terminate our REIT status, which would cause us to be taxed at the corporate levels and cease paying regular dividends.

          In addition, for any year that we do not generate taxable income, we are not required to declare and pay dividends to maintain our REIT status. For instance, due to losses incurred in 2000, we did not declare any dividends from September 2000 until September 2001.

          To date, a portion of our taxable income and cash flow has been attributable to our receipt of dividend distributions from IFC. IFC is not a REIT and is not, therefore, subject to the above-described REIT distribution requirements. Because IFC is seeking to retain earnings to fund the future growth of our mortgage operations business, its board of directors may decide that IFC should cease making dividend distributions in the future. This would materially reduce the amount of our taxable income and in turn, would reduce the amount we would be required to distribute as dividends.

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

          A delay in closing a particular mortgage sale or securitization would increase our exposure to interest rate fluctuations by lengthening the period during which our variable rate borrowings under our warehouse facilities are outstanding.  Any disruption in our ability to complete securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms.  If we were unable to sell a sufficient number of mortgages at a premium during a particular reporting period, our revenues for that period would decline, which could have a material adverse affect on our operations.

Our share prices have been and may continue to be volatile.

          Historically, the market price of our common stock has been volatile. During 2002 our stock reached a high of $13.48 per share on June 28, 2002 and a low of $7.80 on February 1, 2002. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors including:

•	the amount of dividends paid;

•	availability of liquidity in the securitization market;

•	loan sale pricing;

•	calls by warehouse lenders or changes in warehouse lending rates;

•	unanticipated fluctuations in our operating results;

•	prepayments on mortgages;

•	valuations of securitization related assets;

•	cost of funds; and

•	general market conditions.

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

If actual prepayments or defaults with respect to mortgages serviced occurs more quickly than originally assumed, the value of our mortgage servicing rights would be subject to downward adjustment.

          When we purchase mortgages that include the associated servicing rights, the allocated cost of the servicing rights is reflected on our financial statements as mortgage servicing rights. To determine the fair value of these servicing rights, we use assumptions to estimate future net servicing income including projected discount rates, mortgage loan prepayments and credit losses. If actual prepayments or defaults with respect to loans serviced occur more quickly than we originally assumed, we would have to reduce the carrying value of our mortgage servicing rights. We do not know if our assumptions will prove correct.

Our operating results may be adversely affected by the results of our hedging activities.

          To offset the risks associated with our mortgage operations, we enter into transactions designed to hedge our interest rate risks. To offset the risks associated with our long-term investment operations, we attempt to match the interest rate sensitivities of our adjustable rate mortgage assets held for investment with the associated financing liabilities. Our management determines the nature and quantity of the hedging transactions based on various factors, including market conditions and the expected volume of mortgage loan purchases. We do not limit management’s use of certain instruments in such hedging transactions. While we believe that we properly hedge our interest rate risk, we may not, and in some cases will not, be permitted to use hedge accounting as established by FASB under the provisions of SFAS 133 to account for our hedging activities. The effect of our hedging strategy may result in some volatility in our quarterly earnings as interest rates go up or down. It is possible that there will be periods during which we will incur losses after the accounting for our hedging activities.  In addition, if the counter parties to our hedging transactions are unable to perform according to the terms of the contracts, we may incur losses. While we believe we properly hedge our interest rate risk, we cannot assure you that our hedging transactions will offset the risk of adverse changes in net interest margins.

A reduction in the demand for residential mortgages and our Alt-A loan products may adversely affect our operations.

          The availability of sufficient mortgages meeting our criteria is dependent in part upon the size and level of activity in the residential real estate lending market and, in particular, the demand for Alt-A mortgages, which is affected by:

•	interest rates;

•	national economic conditions;

•	residential property values; and

•	regulatory and tax developments.

If our mortgage purchases decrease, we will have:

•	decreased economies of scale;

•	higher origination costs per loan;

•	reduced fee income;

•	smaller gains on the sale of non-conforming mortgages; and

•	an insufficient volume of loans to generate securitizations which thereby causes us to accumulate mortgages over a longer period.

Our delinquency ratios and our performance may be adversely affected by the performance of parties who sub-service our mortgages.

          We contract with third-party sub-servicers for the sub-servicing of all the mortgages in which we retain servicing rights, including those in our securitizations. Our operations are subject to risks associated with inadequate or untimely servicing. Poor performance by a sub-servicer may result in greater than expected delinquencies and losses on our mortgages. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. Also, with respect to mortgages subject to a securitization, greater delinquencies would adversely impact the value of any interest-only, equity interest, principal-only and subordinated securities we hold in connection with that securitization.

          In a securitization, relevant agreements permit us to be terminated as servicer or master servicer under specific conditions described in these agreements, such as the failure of a sub-servicer to perform certain functions within specific time periods. If, as a result of a sub-servicer’s failure to perform adequately, we were terminated as servicer of a securitization, the value of any servicing rights held by us would be adversely affected.

Potential characterization of distributions or gain on sale as unrelated business taxable income to tax-exempt investors.

          If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a “pension-held REIT,” (3) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (4) the residual REMIC interests we buy generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in (3), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to Federal income tax as unrelated business taxable income under the Internal Revenue Code.

Classification as a taxable mortgage pool could subject us or certain of our shareholders to increased taxation.

          If we have borrowings with two or more maturities and, (1) those borrowings are secured by mortgages or mortgage-backed securities and, (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our Company were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as “excess inclusion” income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder.  Any excess inclusion income would:

•	not be allowed to be offset by a stockholder’s net operating losses;

•	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;

•

be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•

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

          The mortgage brokers and correspondents from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such liability. Previously, for example, the United States Federal Trade Commission, or “FTC,” entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a sub-prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers or correspondents.

After July, 1, 2003 we may no longer be able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, which may cause us to be unable to compete effectively with financial institutions that are exempt from such restrictions on ARMs.

          The value of a mortgage depends, in part, upon the expected period of time that the mortgage will be outstanding. If a borrower pays off a mortgage in advance of this expected period, the holder of the mortgage does not realize the full value expected to be received from the mortgage. A prepayment penalty payable by a borrower who repays a mortgage earlier than expected helps discourage such a prepayment or helps offset the reduction in value resulting from the early payoff. Prepayment penalties are an important feature on the mortgages we acquire or originate.

          Certain state laws restrict or prohibit prepayment penalties on mortgages. We have historically relied on the federal Alternative Mortgage Transactions Parity Act, or the “Parity Act,” and related regulations issued by the Office of Thrift Supervision, or “OTS,” to preempt state limitations on prepayment penalties on ARMs. The Parity Act was enacted to extend to financial institutions other than federally chartered depository institutions the federal preemption which federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS issued final regulations that reduce the scope of the Parity Act preemption.  The OTS subsequently delayed the effective date of the final regulations until July 1, 2003.  The National Home Equity Mortgage Association has filed a lawsuit against the OTS challenging the OTS’s authority to issue the regulations.  Unless the court determines prior to July 1, 2003 that the regulations were not validly issued on that date, we will no longer be able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption could have a material adverse affect on our ability to compete effectively with financial institutions that will continue to enjoy federal preemption of state restrictions on prepayment penalties on ARMs.

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

          In order to qualify for this exemption we must maintain at least 55% of our assets directly in mortgages, qualifying pass-through certificates and certain other qualifying interests in real estate. Our ownership of certain mortgage assets may be limited by the provisions of the Investment Company Act. If the Securities and Exchange Commission adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exception, we could be required to restructure our activities or sell certain of our assets. To insure that we continue to qualify for the exemption we may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher-yielding mortgage assets. The net effect of these factors will be to lower at times our net interest income. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described. Our business will be materially and adversely affected if we fail to qualify for this exemption.

If we conduct future offerings the market price of our securities may be adversely affected.

          We may elect to increase our capital resources by making additional public or private offerings of securities in the future. We do not know:

•	the actual or perceived effect of these offerings;

•	the timing of these offerings;

•	the dilution of the book value or earnings per share of our securities then outstanding; and

•	the effect on the market price of our securities then outstanding.

Sales of additional common stock may adversely affect its market price.

          To sustain our growth strategy we intend to raise capital through the sale of equity.  The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities.  In December 2001 we filed a shelf registration statement with the SEC, which allows us to sell up to $300.0 million of securities, including common stock, preferred stock, debt securities and warrants.  As of February 28, 2003 we have sold 16,976,082 shares of common stock from our shelf registration statement and we may sell additional securities from the shelf registration statement in the future. We have also registered an aggregate of 2,120,069 shares of common stock in connection with our 2001 Stock Option, Deferred Stock and Restricted Stock Plan, and pursuant to the terms of the plan, approved an increase of 1,500,000 authorized shares, which we plan to register. As of February 28, 2003, our 1995 Stock Option, Deferred Stock and Restricted Stock Plan had 67,390 shares reserved and available for issuance and that were registered. The sale of a large amount of shares or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

New regulatory laws affecting the mortgage industry may increase our costs and decrease our mortgage origination and acquisition.

          The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, proposed state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime- quality credit histories, thereby resulting in a reduction of otherwise legitimate Alt-A lending opportunities. We cannot provide any assurance that these proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

We are a defendant in purported class actions and may not prevail in these matters.

          Class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations, improper yield spread premiums and other matters are risks faced by all mortgage originators, particularly those in the Alt-A market. We are a defendant in four purported class actions, (including an action that was dismissed but there has been a notice of an appeal) pending in four different states. All allege generally that the loan originator improperly charged fees in violation of various state lending or consumer protection laws in connection with mortgages that we acquired. Although the suits are not identical, they generally seek unspecified compensatory damages, punitive damages, pre- and post-judgment interest, costs and expenses and rescission of the mortgages, as well as a return of any improperly collected fees. These actions are in the early stages of litigation and, accordingly, it is difficult to predict the outcome of these matters. We believe we have meritorious defenses to the actions and intend to defend against them vigorously; however, an adverse judgment in any of these matters could have a material adverse effect on us.

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

If you or anyone else acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Internal Revenue Code for REITs, we:

•	will consider the transfer to be null and void;

•	will not reflect the transaction on our books;

•	may institute legal action to enjoin the transaction;

•	will not pay dividends or other distributions with respect to those shares;

•	will not recognize any voting rights for those shares;

•	may redeem the shares; and

•	will consider the shares held in trust for the benefit of a charitable beneficiary as designated by us.

The trustee shall sell the shares held in trust and the owner of the excess shares will be entitled to the lesser of:

(a)	the price paid by the owner;

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

          Our primary executive and administrative offices are located in Newport Beach, California where we have a 10-year lease expiring May 2008 to use approximately 74,000 square feet of office space.  The mortgage operations has other offices located in various states with lease terms ranging from month to month or one to two years with square footage ranging from approximately 93 square feet to approximately 1,185 square feet.  NFS has offices in San Diego with lease terms expiring in March 2004 for approximately 21,000 square feet of office space.  We believe that these facilities will adequately provide for the near-term future growth needs of the long-term investment operations, mortgage operations and warehouse lending operations.

ITEM 3.	LEGAL PROCEEDINGS

          On September 1, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et al. was filed in the Circuit Court for Clay County, Missouri, Case No. CV100-4263-CC, as a purported class action lawsuit alleging that the defendants violated Missouri’s Second Loans Act and Merchandising Practices Act.  In July 2001 the Missouri complaint was amended to include IMH and other Impac-related entities.  A plaintiffs class was certified on January 2, 2003.  Plaintiffs have also filed a motion to certify a defendant class, which motion will be held in abeyance pending resolution by the Missouri Supreme Court of certain issues relating to the applicable statute of limitations.  On August 2, 2001, a complaint captioned Frazier, et al. v. Preferred Credit, et al., was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis, Case No. CT004762-01.  This case was subsequently removed to federal court, Case No. 01-2714 (W.D. Tenn).  This was also stated as a purported class action lawsuit alleging violations of Tennessee’s usury statute and Consumer Protection Act.  On July 31, 2002, the matter was dismissed and plaintiffs then filed a motion for reconsideration of the ruling.  Plaintiffs’ motion was denied in its entirety by order dated March 7, 2003.  This case is currently dismissed as to all defendants.  On August 8, 2001, a complaint captioned Mattie L. Street v. PSB Lending Corp., et al., was filed in the

Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis, Case No. CT004888-01.  This case was subsequently removed to federal court, Case No. 01-2751 (W.D. Tenn.).  The Street action was also stated as a purported class action lawsuit alleging violations of Tennessee’s usury statute and Consumer Protection Act.  On July 31, 2002, the matter was dismissed and plaintiffs then filed a motion for reconsideration.  Plaintiffs’ motion was denied in its entirety by order dated March 6, 2003.  This case is currently dismissed as to all defendants.  On October 2, 2001, a complaint captioned Deborah Searcy, Shirley Walker, et al. vs. Impac Funding Corporation, Impac Mortgage Holdings, Inc. et. al. was filed in the Wayne County Circuit Court, State of Michigan, as a purported class action lawsuit alleging that the defendants violated Michigan’s Secondary Mortgage Loan Act, Credit Reform Act and Consumer Protection Act.  In February 2003, the Court granted a motion to accept for filing an amended complaint adding certain defendants, including an Impac-related entity, and dropping others, including certain Impac-related entities.  Service of the amended complaint has not yet occurred.  On October 10, 2001, a complaint captioned Hayes v Impac Funding Corporation, et al was filed in the Circuit Court of Vanderburgh County, Indiana as Case No. 82C01-0110-CP580.  This was stated as a purported class action lawsuit alleging a violation of the Indiana Uniform Consumer Credit Code when the loans were originated.  This matter was dismissed and the plaintiffs have noticed an appeal to the Indiana Court of Appeals.  This appeal remains pending.  On November 30, 2001, a complaint captioned Garry Lee Skinner and Judy Cooper Skinner, et al. v. Preferred Credit, et al. was filed in the Superior Court of Durham County, North Carolina as Case No. 1CV-05596.  This is stated as a purported class action alleging a violation of the North Carolina Interest Statutes and Unfair and Deceptive Trade Practices Act when the secondary mortgage loans were originated by the defendants.  A motion to dismiss the complaint has been filed.  This motion remains pending.

          All of the purported class action lawsuits are similar in nature in that they allege that the mortgage loan originators violated the respective state’s statutes by charging excessive fees and costs when making second mortgage loans on residential real estate.  The complaints allege that IFC was a purchaser, and is a holder, along with other Impac-related entities, of second mortgage loans originated by other lenders.  The plaintiffs in the lawsuits are seeking damages that include disgorgement, restitution, rescission, actual damages, statutory damages, exemplary damages, pre-judgement interest and punitive damages.  No material amount of damages are specified in the complaints.

          The Company believes that it has meritorious defenses to the above claims and intends to defend these claims vigorously.  Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to its ultimate outcome.

          The Company is a party to other litigation and claims, which are normal in the course of its operations.  While the results of such other litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such other matters will not have a material adverse effect on the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to the security holders to be voted on during the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock is listed on the American Stock Exchange, or “AMEX,” under the symbol IMH. The following table summarizes the high, low and closing sales prices for our common stock as reported by the AMEX for the periods indicated:

	2002			2001

	High	Low	Close	High	Low	Close

First Quarter	$9.55	$7.80	$9.42	$4.49	$2.85	$4.19
Second Quarter	13.48	8.85	13.48	7.25	3.89	7.15
Third Quarter	13.10	8.16	11.15	8.15	5.76	7.44
Fourth Quarter	12.28	9.08	11.50	9.35	6.85	8.50

          On March 26, 2003, the last reported sale price of our common stock on the AMEX was $12.99 per share. As of March 26, 2003, there were 485 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

          Share Repurchase Program.  During 2000 our board of directors authorized us to repurchase up to $3.0 million of our common stock, $0.01 par value, in open market purchases from time to time at the discretion of management; the timing and extent of the repurchases were dependent on market conditions.  During 2001 and 2000 we repurchased 1,015,950 shares of our common stock for $2.3 million.  All repurchased shares were canceled.  During 2002 we did not repurchase any shares of our common stock.

          Stockholder Rights Plan.   Refer to “Note R — Stockholder’s Equity” in the accompanying notes to the consolidated financial statements for Impac Mortgage Holdings, Inc.

          Securities Authorized for Issuance under Equity Compensation Plans. Refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

          Dividend Distributions. To maintain our qualification as a REIT, we intend to make annual distributions to stockholders at an amount that maintains our REIT status in accordance with the Internal Revenue Code, which may not necessarily equal net earnings as calculated in accordance with generally accepted accounting principles, or “GAAP.”  Our dividend policy is subject to revision at the discretion of the board of directors. All distributions in excess of those required to maintain our REIT status will be made at the discretion of the board of directors and will depend on our taxable income, financial condition and other factors as the board of directors deems relevant. The board of directors has not established a minimum distribution level.  Distributions to stockholders will generally be taxable as ordinary income, although a portion of such distributions may be designated by us as capital gain or may constitute a tax-free return of capital. We annually furnish to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. Of the total dividends paid during 2002 and 2001, none represented a tax-free return of capital.  The following table presents our dividends paid or declared for the periods indicated:

Period Covered	Stockholder Record Date	Per Share Dividend Amount

Quarter ended September 30, 2001	October 1, 2001 and November 1, 2001 (1)	$0.25
Quarter ended December 31, 2001	January 2, 2002 (2)	$0.44
Quarter ended March 31, 2002	April 3, 2002	$0.40
Quarter ended June 30, 2002	July 3, 2002	$0.43
Quarter ended September 30, 2002	October 2, 2002	$0.45
Quarter ended December 31, 2002	January 2, 2003	$0.48

(1)

Impac Mortgage Holdings, Inc. declared a dividend of $0.25 per share for the third quarter of 2001 payable in two installments: the first installment of $0.13 was paid on October 15, 2001 to stockholders of record on October 1, 2001, and the second installment of $0.12 per share was paid on November 15, 2001 to stockholders of record on November 1, 2001.

(2)	Consisted of a regular cash dividend of $0.37 per share and a special cash dividend of $0.07 per share.

          We did not declare a dividend for the quarters ended March 31, 2001 and June 30, 2001.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

          The following selected consolidated statements of operations data for each of the years in the five-year period ended December 31, 2002 and the consolidated balance sheet data for the five-year period ended December 31, 2002 were derived from the consolidated financial statements of Impac Mortgage Holdings, Inc. and Impac Funding Corporation.  Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

IMPAC MORTGAGE HOLDINGS, INC.
(dollar amounts in thousands, except per share data)

	For the year ended December 31,

	2002	2001	2000	1999	1998

Statement of Operations Data:
Net interest income:
Interest income	$226,416	$156,615	$147,079	$119,458	$163,658
Interest expense	144,807	112,012	124,096	89,795	121,695

Net interest income	81,609	44,603	22,983	29,663	41,963
Provision for loan losses	19,848	16,813	18,839	5,547	4,361

Net interest income after loan loss provision	61,761	27,790	4,144	24,116	37,602

Non-interest income:
Equity in net earnings (loss) of IFC	17,073	10,912	(1,762)	4,292	(13,876)
Equity in net loss of ICH	—	—	—	—	(998)
Loss on sale of mortgages	—	—	—	—	(3,111)
Gain on sale of securities	—	312	—	93	427
Other income	4,509	6,155	4,275	2,517	4,019

Total non-interest income (loss)	21,582	17,379	2,513	6,902	(13,539)

Non-interest expense:
General and administrative and other expenses	7,233	6,261	5,500	4,505	5,081
Write-down on securities available-for-sale	1,039	2,217	53,576	2,037	14,132
(Gain) loss on disposition of real estate owned	154	(1,931)	1,814	2,159	1,707
Mark-to-market loss – SFAS 133	—	3,821	—	—	—
Loss on equity investment of ICH	—	—	—	—	9,076

Total non-interest expense	8,426	10,368	60,890	8,701	29,996

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principle	74,917	34,801	(54,233)	22,317	(5,933)
Extraordinary item	—	(1,006)	—	—	—
Cumulative effect of change in accounting Principle	—	(617)	—	—	—

Net earnings (loss)	$74,917	$33,178	$(54,233)	$22,317	$(5,933)

Net earnings (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$1.87	$1.41	$(2.70)	$0.83	$(0.25)

Diluted	$1.84	$1.25	$(2.70)	$0.76	$(0.25)

Net earnings (loss) per share:
Basic	$1.87	$1.34	$(2.70)	$0.83	$(0.25)

Diluted	$1.84	$1.19	$(2.70)	$0.76	$(0.25)

Dividends declared per share	$1.76	$0.69	$0.36	$0.48	$1.46

	As of December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Investment securities available-for-sale	$26,065	$32,989	$36,921	$93,206	$93,486
Mortgages held-for-investment and CMO collateral	5,207,216	2,249,246	1,389,716	1,313,112	1,181,847
Finance receivables	1,140,248	466,649	405,438	197,119	311,571
Investment in Impac Funding Corporation	20,787	19,126	15,762	17,372	13,246
Due from affiliates	14,500	14,500	14,500	14,500	17,904
Total assets	6,551,773	2,854,734	1,898,838	1,675,430	1,665,504
CMO borrowings	5,041,751	2,151,400	1,291,284	850,817	1,072,316
Reverse repurchase agreements	1,168,029	469,491	398,653	539,687	323,625
Total liabilities	6,248,285	2,651,369	1,720,398	1,436,586	1,413,898
Total stockholders’ equity	303,488	203,365	178,440	238,844	251,606

IMPAC FUNDING CORPORATION
(dollar amounts in thousands, except Operating Data)

	For the year ended December 31,

	2002	2001	2000	1999	1998

Statement of Operations Data:
Net interest income:
Total interest income	$30,393	$24,175	$28,649	$21,225	$48,510
Total interest expense	22,125	20,865	30,056	20,953	40,743

Net interest income (expense)	8,268	3,310	(1,407)	272	7,767

Non-interest income:
Gain (loss) on sale of mortgages	71,064	46,949	19,727	27,098	(11,663)
Loan servicing income (expense)	(1,863)	2,140	6,286	5,221	7,071
Gain (loss) on sale of investment securities	1,708	3,710	51	—	(706)
Mark-to-market loss on investment securities	—	—	—	—	(805)
Other income	432	1,295	1,054	979	420

Total non-interest income (loss)	71,341	54,094	27,118	33,298	(5,683)

Non-interest expense:
General and administrative and other operating Expense	43,748	28,911	19,634	14,965	14,385
Amortization of mortgage servicing rights	4,059	4,519	5,179	5,331	6,361
Provision for repurchases	2,806	3,498	371	385	367
Impairment of mortgage servicing rights	855	825	—	1,078	3,722
Write-down of securities available-for-sale	—	—	1,537	4,252	—
Mark-to-market (gain) loss - SFAS 133	(1,700)	346	—	—	—

Total non-interest expense	49,768	38,099	26,721	26,011	24,835

Earnings (loss) before income taxes	29,841	19,305	(1,010)	7,559	(22,751)
Income taxes (benefit)	12,595	8,300	770	3,227	(8,738)

Earnings (loss) before cumulative effect of change in accounting principle	17,246	11,005	(1,780)	4,332	(14,013)
Cumulative effect of change in accounting
Principle	—	17	—	—	—

Net earnings (loss)	$17,246	$11,022	$(1,780)	$4,332	$(14,013)

	As of December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Mortgages held-for-sale	$495,877	$174,172	$275,570	$68,084	$252,568
Mortgage servicing rights	8,274	8,468	10,938	15,621	14,062
Total assets	575,586	239,802	317,163	116,246	313,872
Borrowings from IWLG	491,383	174,136	266,994	66,125	192,900
Other borrowings	—	—	—	181	67,058
Due to affiliates	14,500	14,500	14,500	14,500	24,382
Total liabilities	554,589	220,482	301,242	98,698	301,009
Total shareholders’ equity	20,997	19,320	15,921	17,548	12,863
Operating Data (in millions):
Mortgage acquisitions and originations	$5,945	$3,204	$2,113	$1,672	$2,249
Master servicing portfolio at period-end	8,694	5,569	4,043	2,879	3,714
Servicing portfolio at period-end	2,653	1,754	2,429	2,393	3,714

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management’s discussion and analysis of financial condition and results of operations contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Refer to Item 1. — “Forward-Looking Statements” for a complete description of forward-looking statements.

General

          All of our businesses actively work together to deliver comprehensive mortgage investment and lending services to our correspondents, mortgage brokers, retail customers and capital market investors through a wide array of mortgage loan programs, web-based technology and centralized operations so that we can provide high levels of customer service at low costs per loan.  We elected to be taxed as a REIT for federal income tax purposes, which generally allows us to pass through income to stockholders without payment of federal income tax at the corporate level.  Our goal is to generate consistent reliable income for distribution to our stockholders primarily from the earnings of our core businesses.  Refer to Item 1. “Business” for additional information on our businesses and operating segments.

Critical Accounting Policies

          We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time.  In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations.  We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations including the following:

•	allowance for loan losses; and

•	investment securities.

          Allowance for loan losses. In evaluating the adequacy of the allowance for loan losses management takes several items into consideration.  For instance, a detailed analysis of historical loan performance data is accumulated and reviewed.  It is analyzed for loss performance and prepayment performance by product type, origination year and securitization deal.  The results of that analysis are then applied to the current mortgage loan investment portfolio and an estimate is created.  In accordance with Statement of Financial Accounting Standards No. 5, management believes that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. In addition, management acknowledges that there are mortgages in the mortgage loan investment portfolio that have not been underwritten within the mortgage operations guidelines.  As such, management does not have historical loss performance data in which to capture and make a specific allowance for those mortgages.  Therefore, management must include an additional loan loss reserve for those mortgages not underwritten within our guidelines.

          Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring potential impairment in the mortgage loan investment portfolio.  These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, political factors and industry statistics.  From an industry standpoint, there is a wide range of reserve levels that are maintained by our competitors. For additional information regarding provision for loan losses refer to “Financial Condition” below.

          Investment securities. Investment securities consist primarily of subordinated mortgage-backed securities that are classified as available-for-sale and are therefore recorded at fair market value.  Any changes in the fair market value of these investment securities are reported as a component of accumulated other comprehensive income in stockholders’ equity.  To determine the fair value of investment securities available-for-sale, management must estimate future rates of mortgage prepayments, prepayment penalties to be received, delinquency rates, constant default rates and default loss severity and their impact on estimated cash flows.  Estimates are based on historical loss data for comparable mortgages. Management estimates mortgage prepayments by evaluating historical prepayment performance of comparable mortgages and trends in the industry. Management determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate, which it believes is commensurate with the risks involved.  If management’s estimates and assumptions used in determining future cash flows on mortgage-backed securities vary significantly from actual cash flows, we may be required to record impairment on the mortgage-backed securities, which would require us to write-down the carrying amount of the mortgage-backed securities through earnings.  For additional information regarding fair valuation of investment securities available-for-sale refer to “Note B — Investment Securities Available-for-Sale” in the accompanying notes to the consolidated financial statements for Impac Mortgage Holdings, Inc.

Financial Highlights for 2002

•	Earnings per share increased 55% to $1.84 compared to $1.19 for 2001;

•	Estimated taxable income per share increased 53% to $2.10 compared to taxable income of $1.37 for 2001;

•	Total assets increased 128% to $6.6 billion at year-end 2002 from $2.9 billion for the prior year-end;

•	Return on average assets and equity was 1.70% and 28.70%, respectively, as compared to 1.48% and 17.40%, respectively, for 2001;

•	Total return to stockholders was 56% based on common stock price appreciation and dividends declared for 2002; and

•	Declared total cash dividends of $1.76 per share compared to $0.69 per share for 2001.

Results of Operations — Impac Mortgage Holdings, Inc.

          Net earnings (loss) was $74.9 million, or $1.84 per diluted share, for 2002 compared to $33.2 million, or $1.19 per diluted share, for 2001 and $(54.2) million, or $(2.70) per diluted share, for 2000.  The 2002 year-over-year increase in net earnings of $41.7 million was primarily due to the following:

•	$37.0 million increase in net interest income; and

•	$6.2 million increase in equity in net earnings of IFC.

The 2001 year-over-year increase in net earnings was primarily due to the following:

•	$51.4 million decrease in write-down of investment securities available-for-sale;

•	$21.6 million increase in net interest income; and

•	$12.7 million increase in equity in net earnings of IFC.

          The 2002 and 2001 year-over-year variances are discussed in further detail below in “Net Interest Income,” “Non-Interest Income” and “Non-Interest Expense.”

Taxable Income

          When we file our annual tax returns there are certain adjustments that we make to net earnings and taxable income due to differences in the nature and extent that revenues and expenses are recognized under the two methods.  For instance, to calculate taxable income we can only deduct loan loss provisions to the extent that we incurred actual loan losses as compared to net earnings that allows for a complete deduction of loan loss provisions to derive net earnings.  As a REIT, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders.  Because we pay dividends based on taxable income, dividends may be more or less than net earnings.  After adjusting for our estimates of the differences between net earnings and taxable income, estimated taxable income was $85.6 million, or

$2.10 per diluted share, for 2002 compared to $38.3 million, or $1.37 per diluted share, for 2001 and $(54.9) million, or $(2.58) per diluted share, for 2000.  We paid total regular and special cash dividends of $1.72 per share in 2002, which combined with our tax loss carry-forward, met all of our dividend distribution requirements.  As of December 31, 2002 estimated federal and state net operating tax loss carry-forwards were $16.7 million, which expire in the year 2020 and 2010, respectively, that are available to offset future taxable income.  Actual net operating tax loss carry-forwards, which may be used to offset future taxable income, will not be determined until we file our 2002 tax return.

          The following table presents a reconciliation of net earnings to estimated taxable income for the periods indicated (dollars in thousands, except per share amounts):

	For the year ended, December 31,

	2002	2001	2000

Net earnings (loss)	$74,917	$33,178	$(54,233)
Adjustments to net earnings (loss):
Alternative minimum tax	—	550	—
Loan loss provision	19,848	16,813	18,839
Dividends from IFC	12,870	8,894	—
Tax deduction for actual loan losses	(4,938)	(10,211)	(17,778)
Equity in net earnings of IFC	(17,073)	(10,912)	(1,762)
Other miscellaneous adjustments	—	13	7

Estimated taxable income (1)	$85,624	$38,325	$(54,927)

Estimated taxable income per diluted share (1)	$2.10	$1.37	$(2.58)

(1)

Excludes annual tax deductions of approximately $11.0 million for amortization of the termination of our management agreement, which occurred in 1997, the deduction for dividends paid and the availability of a deduction attributable to net operating loss carryforwards.

Net Interest Income

          We earn interest income primarily on mortgage assets which include CMO collateral, mortgages held-for-investment, finance receivables and investment securities available-for-sale, or collectively, “Mortgage Assets,” and, to a lesser extent, interest income earned on cash and cash equivalents and due from affiliates.  Interest expense is primarily interest paid on borrowings on Mortgage Assets, which include CMO borrowings, reverse repurchase agreements and borrowings on investment securities available-for-sale, and, to a lesser extent, interest expense paid on due to affiliates and senior subordinated debt.  We also receive or make cash payments on derivative instruments as an adjustment to the yield on Mortgage Assets or borrowings on Mortgage Assets depending on whether certain specified contractual interest rate levels are reached.

          The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the periods indicated (dollars in thousands):

	For the year ended December 31,

	2002			2001			2000

	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield

MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$28,931	$1,537	5.31%	$34,199	$3,517	10.28%	$57,651	$7,249	12.57%
Subordinated securities collateralized by other loans	—	—	—	—	—	—	2,871	273	9.51%

Total investment securities	28,931	1,537	5.31%	34,199	3,517	10.28%	60,522	7,522	12.43%

Loans receivable:
CMO collateral	3,387,720	177,389	5.24%	1,519,702	108,328	7.13%	1,198,478	85,923	7.17%
Mortgages held-for-investment	114,519	5,625	4.91%	137,130	8,188	5.97%	119,326	8,966	7.51%
Finance receivables:
Affiliated	404,989	18,044	4.46%	268,718	18,362	6.83%	284,070	28,044	9.87%
Non-affiliated	341,543	19,383	5.68%	205,474	15,556	7.57%	134,741	14,280	10.60%

Total finance receivables	746,532	37,427	5.01%	474,192	33,918	7.15%	418,811	42,324	10.11%

Total loans receivable	4,248,771	220,441	5.19%	2,131,024	150,434	7.06%	1,736,615	137,213	7.90%

Total Mortgage Assets	$4,277,702	$221,978	5.19%	$2,165,223	$153,951	7.11%	$1,797,137	$144,735	8.05%

BORROWINGS
CMO borrowings	$3,302,988	$117,756	3.57%	$1,444,033	$77,813	5.39%	$1,100,151	80,287	7.30%
Reverse repurchase agreement	814,248	23,584	2.90%	580,605	30,804	5.31%	513,987	39,216	7.63%
Borrowings secured by Investment securities	10,037	1,852	18.45%	17,199	2,566	14.92%	26,350	3,217	12.21%

Total borrowings on Mortgage Assets	$4,127,273	$143,192	3.47%	$2,041,837	$111,183	5.45%	$1,640,488	$122,720	7.48%

Net Interest Spread (1)			1.72%			1.66%			0.57%

Net Interest Margin (2)			1.84%			1.98%			1.23%

(1)	Calculated by subtracting the yield on total borrowings on Mortgage Assets from the yield on total Mortgage Assets.
(2)	Calculated by subtracting interest on total borrowings on Mortgage Assets from interest on total Mortgage Assets and dividing the result by the average balance of total Mortgage Assets.

          Net interest income was $81.6 million for 2002 compared to $44.6 million for 2001 and $23.0 million for 2000.  The 2002 year-over-year increase in net interest income was primarily due to an increase in average Mortgage Assets, which increased to $4.3 billion for 2002 compared to $2.2 billion for 2001 as the long-term investment operations acquired $3.9 billion of primarily Alt-A mortgages from the mortgage operations.  The increase in net interest income was offset, in part, by a decrease in net interest margins on Mortgage Assets which declined to 1.84% for 2002 compared to 1.98% for 2001.  The decrease in net interest margins on Mortgage Assets was primarily affected by the variability of interest rates between mortgages held as CMO collateral and CMO borrowings as follows:

•

interest rate adjustment limitations on mortgages held as CMO collateral due to periodic and lifetime interest rate cap features as compared to no such interest rate adjustment limitations on CMO borrowings; and

•	mismatched interest rate adjustment periods between mortgages held as CMO collateral and CMO borrowings.

          Net interest margins on Mortgage Assets declined primarily as net interest margins on CMO collateral declined 25 basis points to 1.76% for 2002 as compared to 2.01% for 2001.  This decline was due to a number of factors, most of which were affected by a decrease in short-term interest rates during 2002 to historical lows, as follows:

•	interest rate adjustments on mortgages;

•	early principal prepayment of higher coupon mortgages;

•	net cash payments on derivative instruments; and

•	higher leverage.

          Interest rate adjustments on mortgages. Interest rates on seasoned LIBOR ARMs, which secure adjustable rate CMO borrowings and are subject to periodic interest rate caps, have reset lower over the last two years as a result of short-term interest rate reductions by the Federal Reserve Bank during 2002 and 2001 which have, in effect, “caught up” to interest rate reductions on adjustable rate CMO borrowings, which are not subject to periodic interest rate caps.  The result is that the interest rate spread differential between LIBOR ARMs, which are primarily indexed to six-month LIBOR, and adjustable rate CMO borrowings, which are primarily indexed to one-month LIBOR, has narrowed or compressed.  In addition, many seasoned hybrid ARMs with initial fixed interest rate periods subsequently converted to LIBOR ARMs, which are primarily indexed to six-month LIBOR, in 2002 which resulted in those mortgages resetting to lower adjustable interest rates.

          Early principal prepayment of higher coupon mortgages. Record refinancing activity in 2002 and 2001 resulted in the early principal payment of mortgages with higher interest rates than interest rates on new mortgages that were acquired by the long-term investment operations.  As a result of interest rate resets and the early principal prepayment of higher coupon mortgages, the weighted average coupon of mortgages held as CMO collateral was 6.57% at year-end 2002 compared to 7.92% at year-end 2001 and 9.33% at year-end 2000.  However, we believe that the high concentration of mortgages held as CMO collateral with prepayment penalty features helps to mitigate future mortgage prepayments.  For 2002 the constant prepayment rate, or “CPR,” of mortgages held as CMO collateral was 25% CPR compared to 34% CPR for 2001 and 25% CPR for 2000, all of which we believe are below industry prepayment rates.

          Net cash payments on derivative instruments. The notional amount of derivative instruments rose as we acquired derivative instruments as interest rate hedges for CMO borrowings, which were used to finance the acquisition of $3.9 billion of mortgages by the long-term investment operations.  The increase in the notional amount of derivative instruments combined with the continued decline of short-term interest rates during 2002 increased net cash payments made on derivative instruments.  We acquire derivative instruments to offset possible increased CMO borrowing costs from rising interest rates.  However, as short-term interest rates decline, net interest margin compression may occur as the interest rate spread differential between the interest rate index, i.e. one-month LIBOR, and the contractual interest rate level, or strike price, which one-month LIBOR needs to reach in order for us to receive cash payments, widens.  As a result of these factors, net cash payments on derivative instruments were $27.8 million for 2002 compared to $5.2 million for 2001.  Excluding the impact of net cash payments on derivative instruments, net interest margins on Mortgage Assets would have been 2.49% for 2002 as compared to 2.22% for 2001.  The goal of our interest rate hedging policy is to provide stable net interest margins and cash flows to our investors in various interest rate environments.  We believe that our interest rate hedging policy is sound and net interest margins will remain relatively stable when and if interest rates rise.  For additional information regarding interest rate hedging activities refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

          Higher leverage. Because of the historically favorable prepayment and loss rates of our high credit quality Alt-A mortgages, we have received favorable credit ratings on our CMOs from credit rating agencies, which has reduced our required initial capital investment in CMOs.  As our required initial investment of interest-free capital in CMOs declines as a percentage of mortgages securing the CMOs, referred to as the “haircut,” net interest margins decline as well.  Leverage on CMO collateral increased to 48 to 1 at year-end 2002 compared to 29 to 1 at year-end 2001.  However, since CMOs are classes of bonds that are sold to investors in mortgage-backed securities, CMOs are not subject to the same margin call risk that reverse repurchase agreements are subject to.  With increased leverage, we have been able to grow our balance sheet by efficiently using available capital.  For additional information regarding leverage refer to “Financial Condition” below.

          The 2001 year-over-year increase in net interest income was primarily due to an increase in net interest margins on Mortgage Assets and, to a lesser extent, an increase in average Mortgage Assets.  Net interest margins on total Mortgage Assets increased 75 basis points to 1.98% for 2001 compared to 1.23% for 2000 as average Mortgage Assets increased to $2.2 billion at year-end 2001 compared to $1.8 billion at year-end 2000.  As interest rates declined rapidly during 2001 as the Federal Reserve Bank lowered short-term interest rates in hopes of providing stimulus to a lackluster economy, which was exacerbated by the events of September 11, 2001, our adjustable rate CMO borrowing costs, which are indexed to one-month LIBOR and not subject to periodic interest rate caps, declined at a faster pace than coupons on mortgages held as CMO collateral, which were primarily hybrid ARMs with fixed interest rates or were LIBOR ARMs that are subject to periodic interest rate caps.  As a result, net interest margins on CMO collateral increased 154 basis points to 2.01% for 2001 compared to 0.47% for 2000.  The benefit on net interest margins from declining short-term interest rates was partially offset by net cash payments on derivative instruments of $5.2 million for 2001 compared to net cash received of $237,000 for 2000.

Provision for Loan Losses

          Provision for loan losses was $19.8 million for 2002 compared to $16.8 million for 2001 and $18.8 million for 2000.  The provision for estimated loan losses is primarily based on a migration analysis based on historical loss statistics, including cumulative loss percentages and loss severity, of similar loans in our mortgage loan investment portfolio. The loss percentage is used to determine the estimated inherent losses in the mortgage loan investment portfolio. Provision for loan losses is also determined based on the following:

•	management’s judgment of the net loss potential of mortgages in our mortgage loan investment portfolio based on prior loan loss experience;

•	changes in the nature and volume of the mortgage loan investment portfolio;

•	value of the collateral;

•	delinquency trends; and

•	current economic conditions that may affect the borrowers’ ability to pay.

          The 2002 year-over-year increase in provision for loan losses was due to growth in the mortgage loan investment portfolio as the long-term investment operations acquired $3.9 billion of Alt-A mortgages from the mortgage operations in 2002, which warranted a corresponding increase in allowance for loan losses.  The 2001 year-over-year decrease in provision for loan losses was due to high LTV second trust deeds that were provided for and written-off in 2000, which reduced the level of exposure to loan loss provisions required for that portfolio. For additional information regarding provision for loan losses refer to “Financial Condition” below.

Non-Interest Income

          Non-interest income primarily consists of equity in net earnings (loss) of IFC, net warehouse fees from warehouse advances made to affiliated and non-affiliated customers of IWLG and other revenue.  Equity in net earnings (loss) of IFC results as IMH records 99% of the earnings or losses from IFC due to IMH’s ownership of 100% of IFC’s preferred stock, which represents 99% of the economic interest in IFC.  Non-interest income was $21.6 million for 2002 compared to $17.4 million for 2001 and $2.5 million for 2000.  The year-over-year increases in non-interest income were primarily due to increases of $6.2 million and $12.7 million, respectively, in equity in net earnings of IFC as IFC’s net earnings rose.  For additional information and detail regarding IFC’s financial condition and results of operations refer to “Results of Operations —  Impac Funding Corporation” below.

Non-Interest Expense

          Non-interest expense was $8.4 million for 2002 compared to $10.4 million for 2001 and $60.9 million for 2000.  The 2002 year-over-year decrease of $2.0 million in non-interest expense was primarily due to the following:

•	$3.8 million decrease in mark-to-market loss – SFAS 133;

•	$1.2 million decrease in write-down of investment securities available-for-sale; and

•	$2.1 million decrease in gain on disposition of other real estate owned.

          The $3.8 million decrease in mark-to-market loss – SFAS 133 was the result of a further interpretation of SFAS 133 by the Derivative Implementation Group, or “DIG,” of FASB, which issued DIG G20 and which we adopted on October 1, 2001, that allows for the entire change in the market value of our derivative instruments to be recognized as other comprehensive income in stockholder’s equity.  Prior to the adoption of DIG G20 on October 1, 2001, the entire change in market value of derivative instruments was reflected as mark-to-market loss – SFAS 133, which was reflected in our 2001 results of operations.  The $1.2 million decrease in write-down of investment securities available-for-sale was due to the improved quality and performance of mortgage-backed securities that remain in our investment securities portfolio after write-downs taken during 2000 on investment securities secured by mortgages not underwritten and acquired by the mortgage operations.  Since 1998 our investment strategy has been to only acquire or invest in securities underwritten and purchased by our mortgage operations due to their superior historical performance.  The $2.1 million decrease in gain on disposition of other real estate owned was the result of estimates of write-downs on foreclosed property to a percentage of appraised value or a real estate broker’s price opinion which were more in line with actual results upon the sale of the foreclosed property during 2002 than during 2001.

          The 2001 year-over-year decrease of $50.5 million in non-interest expense was primarily due to a $51.4 million decrease in write-down of investment securities available-for-sale as we took a charge of $52.6 million to write-off substantially all remaining book value of certain investment securities in 2000.  The investment securities written-off included investment securities secured by high LTV second trust deeds, investment securities secured by franchise loans receivable and certain sub-prime subordinated securities, all of which were acquired prior to 1998.  For additional information regarding the investment securities portfolio refer to Item 1.— “Investment Securities Portfolio” and “Note B — Investment Securities Available-for-Sale” in the accompanying notes to the consolidated financial statements for Impac Mortgage Holdings, Inc.

Financial Condition

          Total assets grew 128% to $6.6 billion at year-end 2002 as the long-term investment operations acquired $3.9 billion of primarily adjustable and fixed rate Alt-A mortgages from the mortgage operations and retained $25.8 million of multi-family mortgages originated by IMCC.  The acquisition and retention of Alt-A mortgages increased CMO collateral and mortgages held-for-investment to $5.2 billion at year-end 2002 while strong mortgage demand from affiliates and non-affiliates resulted in finance receivables increasing to $1.1 billion.  Our investment securities portfolio declined to $26.1 million, or 0.40% of total assets, at year-end 2002 compared to $33.0 million, $36.9 million and $93.2 million at year-end 2001, 2000 and 1999, respectively.  Our investment securities portfolio declined since year-end 1999 as we wrote-off a substantial portion of our investment securities in 2000 and we have acquired no investment securities since 1999.

          The following table presents selected financial data for the periods indicated (dollars in thousands, except per share data):

	As of and for the year ended, December 31,

	2002	2001	2000

Book value per share	$6.70	$6.35	$6.67
Return on average assets	1.70%	1.48%	(2.93)%
Return on average equity	28.70%	17.40%	(27.04)%
Assets to equity ratio	21.59:1	14.04:1	10.64:1
Debt to equity ratio	20.48:1	12.95:1	9.63:1
Allowance for loan losses as a percentage of loans receivable	0.42%	0.43%	0.28%
CPR on mortgages held as CMO collateral	25%	34%	25%
Total non-performing assets.	$130,614	$69,273	$43,664
Total non-performing assets to total assets	1.99%	2.43%	2.30%
Mortgages owned 60+ days delinquent	$161,260	$82,956	$64,208
60+ day delinquency of mortgages owned	3.22%	3.86%	4.89%

          We believe that in order for us to generate positive cash flows and earnings we must successfully manage the following primary operational and market risks:

•	credit risk;

•	prepayment risk;

•	liquidity risk; and

•	interest rate risk.

          Credit Risk. We manage credit risk by acquiring for long-term investment high credit quality Alt-A mortgages with conservative LTV ratios that are acquired and originated by our mortgage operations, adequately reserving for loan losses and actively managing delinquencies and defaults.  We believe that by improving the overall credit quality of our mortgage loan investment portfolio we can consistently generate stable future cash flow and earnings.  During 2002 we acquired primarily adjustable and fixed rate Alt-A mortgages from the mortgage operations with an original weighted average credit score of 688 and an original weighted average LTV ratio of 82%.  Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but that have loan characteristics that make them non-conforming under those guidelines. We primarily acquire non-conforming “A” or “A-” credit quality mortgages, collectively, Alt-A mortgages.  As defined by us, A credit quality mortgages generally have a credit score of 640 or better and A- credit quality mortgages generally have a credit score of between 600 and 639.  As a comparison, Fannie Mae and Freddie Mac generally purchase conforming mortgages with credit scores greater than 620.  By year-end 2002, the original weighted average credit score of mortgages held as CMO collateral was 683 and the original weighted average LTV ratio was 82%.  For additional information regarding the mortgage loan investment portfolio refer to Item 1. “ — Mortgage Loan Investment Portfolio” and “Note C — Mortgages Held-for-Investment” and “Note D — CMO Collateral” in the accompanying notes to the consolidated financial statements for Impac Mortgage Holdings, Inc.

          In addition to acquiring mortgages from our mortgage operations, the long-term investment operations originated $25.8 million of multi-family mortgages through IMCC.  IMCC was formed to primarily originate small balance multi-family mortgages with high credit quality, conservative LTV ratios and adjustable rate mortgages with balances ranging from $250,000 to $1.5 million.  Multi-family mortgages provide greater asset diversification on our balance sheet as multi-family mortgages typically have higher interest rate spreads and longer lives than residential mortgages.  All multi-family mortgages originated during 2002 had interest rate floors with prepayment penalty periods ranging from three to five years with the borrower’s weighted average credit score of 731 and the weighted average LTV ratio of 67%.

          We believe that we have adequately reserved for loan losses by maintaining a ratio of allowance for loan losses to total loans receivable, which includes CMO collateral, finance receivables, and mortgages held-for-investment, of 42 basis points at year-end 2002 as allowance for loan losses increased to $26.6 million.  As a comparison, at year-end 2002 the annualized trailing 12-month and life-to-date loss rates of mortgages held as CMO collateral was 25 basis points and 11 basis points, respectively.  These loss rates include mortgages held as CMO collateral acquired prior to 2001 with lower credit scores than subsequent Alt-A mortgages acquired under our current Alt-A guidelines which have higher credit scores.

          The following table summarizes annualized trailing 12-month and life-to-date loss rates on mortgages held as CMO collateral for specific CMOs as follows (dollars in thousands, annualized trailing 12-month and life-to-date loss rates in basis points of beginning collateral balance):

Issue Date	Issue Name	Original Collateral Balance	Current Collateral Balance	Annualized Trailing 12-Mo Loss Rate	Life-to-Date Loss Rate

Jan 1998	Imperial CMB Trust Series 1998-1	$373,022	$54,172	47	28
Mar 1998	Impac CMB Trust Series 1998-2	225,804	38,128	32	36
Jan 2000	Impac CMB Trust Series 2000-1	460,004	110,510	48	40
Nov 2000	Impac CMB Trust Series 2000-2	497,076	150,432	52	46
May 2001	Impac CMB Trust Series 2001-1	359,643	199,256	12	14
Aug 2001	Impac CMB Trust Series 2001-2	403,480	267,669	0	0
Oct 2001	Impac CMB Trust Series 2001-3	399,997	303,538	6	5
Dec 2001	Impac CMB Trust Series 2001-4	350,000	273,701	12	12

          All CMOs issued after Impac CMB Trust Series 2001-4 are unseasoned pools and have not experienced material losses as of year-end 2002.  Actual net loan losses on the mortgage loan investment portfolio declined to $4.9 million for 2002 compared to $10.2 million for 2001 and $17.8 million for 2000.

          We monitor our sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide. This includes an effective and aggressive collection effort in order to minimize mortgages from becoming non-performing assets. However, when resolving non-performing assets, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property.  We perform ongoing review of mortgages that display weaknesses and believe that we maintain adequate loss allowance on the mortgages.  When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings.  If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale.  In foreclosure sales, we generally acquire title to the property.  As of year-end 2002 our mortgage loan investment portfolio included 3.22% of mortgages that were 60 days or more delinquent compared to 3.86% as of year-end 2001 and 4.89% as of year-end 2000.

          The following table summarizes mortgages in our long-term mortgage loan investment portfolio that were 60 or more days delinquent for the periods indicated (in thousands):

	As of December 31,

	2002	2001	2000

60-89 days delinquent	$41,762	$21,820	$25,213
90 or more days delinquent	33,822	21,416	10,597
Foreclosures	74,597	32,979	16,994
Delinquent bankruptcies	11,079	6,741	11,404

Total 60 or more days delinquent	$161,260	$82,956	$64,208

          Non-performing assets consist of mortgages that are 90 days or more delinquent, or “non-accrual loans,” including loans in foreclosure and delinquent bankruptcies.  It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent.  Any previously accrued interest will be reversed from earnings.  When real estate is acquired in settlement of loans, called other real estate owned, the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion.  As of year-end 2002 non-performing assets as a percentage of total assets was 1.99% compared to 2.43% as of year-end 2001 and 2.30% as of year-end 2000.

          The following table summarizes mortgages in our long-term mortgage loan investment portfolio that were non-performing for the periods indicated (in thousands):

	As of December 31,

	2002	2001	2000

Non-accrual	$119,498	$61,136	$38,995
Other real estate owned	11,116	8,137	4,669

Total non-performing assets	$130,614	$69,273	$43,664

          Prepayment Risk. 79% of Alt-A mortgages acquired from the mortgage operations in 2002 had prepayment penalty features ranging from two to five years and at year-end 2002 76% of mortgages held as CMO collateral had active prepayment penalties.  For 2002 the CPR of mortgages held as CMO collateral was 25% compared to 34% CPR for 2001 and 25% CPR for 2000, all of which we believe are below industry prepayment rates.

          Liquidity Risk. We employ a leveraging strategy to increase assets by financing our mortgage loan investment portfolio primarily with CMO borrowings, reverse repurchase agreements and capital and then using cash proceeds to acquire additional mortgage assets.  We acquire adjustable and fixed rate mortgages from the mortgage operations and finance the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements.  After accumulating a pool of adjustable and fixed rate mortgages, generally between $200 million and $600 million, we securitize the mortgages in the form of CMOs.  Our strategy is to securitize our mortgages every 30 to 45 days in order to reduce the accumulation period that mortgages are outstanding on short-term warehouse or reverse repurchase facilities, which reduces our exposure to margin calls on these facilities.  CMOs are classes of bonds that are sold to investors in mortgage-backed securities and as such are not subject to margin calls.  In addition, CMOs generally require a smaller haircut or initial cash investment as a percentage of mortgages financed than does interim warehouse and reverse repurchase financing.  For additional information regarding financing refer to Item 1. “ — Financing.”

          Because of the historically favorable prepayment and loss rates of our high credit quality Alt-A mortgages, we have received favorable credit ratings on our CMOs from credit rating agencies, which has reduced our required initial capital investment.  The ratio of total assets to total equity, or “leverage ratio,” was 21.59 to 1 at year-end 2002 compared to 14.04 to 1 at year-end 2001.  However, after excluding CMO collateral and CMO borrowings, our leverage ratio was 7.17 to 1 at year-end 2002 compared to 4.98 to 1 at year-end 2001.  With increased leverage, we have been able to grow our balance sheet by efficiently using available capital.  We continually monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions.  For additional information regarding liquidity refer to “Liquidity and Capital Resources” below.

          Interest Rate Risk. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Results of Operations — Impac Funding Corporation

          Net earnings (loss) was $17.2 million for 2002 compared to $11.0 million for 2001 and $(1.8) million for 2000.  The 2002 year-over-year increase of $6.2 million was primarily due to the following:

•	$24.1 million increase in gain on sale of loans;

•	$5.0 million increase in net interest income;

•	$16.0 million increase in non-interest expense and income taxes; and

•	$6.9 million decrease in loan servicing income and other non-interest income.

The 2001 year-over-year increase of $12.8 million was primarily due to the following:

•	$27.2 million increase in gain on sale of loans;

•	$4.7 million increase in net interest income; and

•	$18.9 million increase in non-interest expense and income taxes.

Net Interest Income

          Net interest income (expense) was $8.3 million for 2002 compared to $3.3 million for 2001 and $(1.4) million for 2000.  The 2002 year-over-year increase in net interest income was primarily due to an increase in average mortgages held-for-sale, which increased to $420.9 million for 2002 compared to $277.3 million for 2001 as the mortgage operations acquired $5.9 billion of primarily Alt-A mortgages in 2002.  The increase in net interest income was offset, in part, by a decrease in net interest margins on mortgages held-for-sale, which declined to 1.12% for 2002 compared to 1.59% for 2001.  Net interest margins declined during 2002 as the mortgage operations acquired a larger percentage of ARMs, which generally have lower coupons than those of FRMs, than were acquired during 2001.  The mortgage operations acquired $2.4 billion of LIBOR ARMs, or 41% of total acquisitions, during 2002 compared to $410.0 million of LIBOR ARMs, or 13% of total acquisitions, during 2001.

          The 2001 year-over-year increase in net interest income was primarily due to an increase in net interest margins on mortgages held-for-sale, which improved to 1.59% for 2001 compared to (0.02)% for 2000.  Net interest margins improved for 2001 primarily due to the following:

•	widening yield curve;

•	interest rate on warehouse financing was reduced from prime to prime minus 0.50%; and

•	short-term interest rates rapidly declined during 2001 which reduced borrowing costs at a faster pace than mortgage interest rates declined.

          The improvement in net interest margins was, in part, offset by a decrease in average mortgages held-for-sale, which declined to $277.3 million for 2001 compared to $294.6 million for 2000 as the mortgage operations sold and securitized mortgages more frequently during 2001 than during 2000.  Even though loan production increased 52% to $3.2 billion for 2001 compared to $2.1 billion for 2000, average mortgages held-for-sale declined as more frequent loan sales reduced interest rate risk and price volatility during the mortgage accumulation period.

Non-Interest Income

          Non-interest income was $71.3 million for 2002 compared to $54.1 million for 2001 and $27.1 million for 2000.  The 2002 year-over-year increase in non-interest income of $17.2 million was primarily due to the following:

•	$24.1 million increase in gain on sale of loans; and

•	$6.9 million decrease in loan servicing income and other non-interest income.

          Gain on sale of loans increased to $71.1 million for 2002 compared to gain on sale of loans of $46.9 million for 2001.  Gain on sale of loans includes the difference between the price we acquire and originate mortgages and the price we receive on loan sale or securitization and direct mortgage origination revenue and cost, i.e. loan and underwriting fees, commissions, appraisal review fees, document expense, etc.  Gain on sale of loans was 127 basis points on total loan sales volume of $5.6 billion for 2002 compared to 146 basis points on total loan sales volume of $3.2 billion for 2001.  All mortgages were sold by the mortgage operations on a servicing released basis during 2002 and 2001 which results in 100% cash gains upon sale or securitization.  In order to minimize risks associated with the accumulation of our mortgages, we seek to securitize our mortgages more frequently by creating smaller securitizations, thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of mortgages.  For 2002 the mortgage operations sold and transferred $4.6 billion of mortgages compared to $2.9 billion for 2001.

          The following table summarizes the principal balance of mortgage sales by the mortgage operations for the periods indicated:

	For the year ended, December 31,

	2002	2001	2000

REMICs	$599,952	$1,625,492	$1,300,802
Whole loan sales to third party investors	1,114,246	96,294	62,614
Sales to the long-term investment operations	3,891,257	1,486,343	450,712

Total sales	$5,605,455	$3,208,129	$1,814,128

          Loan servicing income and other non-interest income decreased to $277,000 for 2002 compared to $7.1 million for 2001 primarily due to a $4.0 million decrease in loan servicing income.  Loan servicing income primarily decreased as interest earned from float on principal and interest payments declined by $2.8 million as short-term interest rates declined during 2002.  In addition, we continued to sell mortgage servicing rights during 2002 in conjunction with the sale or securitization of mortgages.  Gain on sale of mortgage servicing rights is a component of gain on sale of loans.  We believe that using proceeds from the sale of mortgage servicing rights to acquire and originate mortgages for subsequent sale and securitization provides a higher return on investment and greater profitability than income received from mortgage servicing functions.

          The 2001 year-over-year increase in non-interest income was primarily due to a $27.2 million increase in gain on sale of loans, which increased to $46.9 million for 2001 compared to $19.7 million for 2000.  Gain on sale of loans was 146 basis points on total loan sales volume of $3.2 billion for 2001 compared to 109 basis points on total loan sales volume of $1.8 billion for 2000.  For 2001 the mortgage operations sold and transferred $2.9 billion of mortgages compared to $1.3 billion for 2000.  Loan servicing income decreased to $2.1 million for 2001 compared to $6.3 million for 2000 as loan servicing fees declined as mortgage servicing rights were sold and interest earned from float declined as interest rates declined during 2001.

Non-Interest Expense

          Non-interest expense and income taxes was $62.4 million for 2002 compared to $46.4 million for 2001 and $27.5 million for 2000.  The 2002 year-over-year increase in non-interest income of $16.0 million was primarily due to the following:

•	$14.1 million increase in operating costs;

•	$4.3 million increase in income taxes; and

•	$2.0 million decrease in mark-to-market loss – SFAS 133.

          The $14.1 million increase in operating costs, which include personnel expense, professional services, equipment expense, occupancy expense, data processing expense and general and administrative and other expense, was primarily due to loan production growth.  Operating costs increased 48% to $42.9 million for 2002 compared to $28.9 million for 2001 while mortgage acquisition and origination growth increased 84% year-over-year.  We believe that our efficient centralized operating structure and our web-based automated underwriting system, iDASLg2, allows us to maintain our position as a low cost nationwide acquirer and originator of Alt-A mortgages.

          The following table summarizes fully-loaded mortgage production costs to acquire or originate a single mortgage by production channel for the periods indicated (in basis points of mortgage acquisitions or originations):

		For the year ended, December 31,

Production Channel	Company	2002	2001	2000

Correspondent acquisitions	Impac Funding Corporation	66.17	86.20	84.60
Wholesale/retail originations	Impac Lending Group	98.84	120.01	159.85
B/C originations	Novelle Financial Services, Inc.	231.18	278.61	—

Total Weighted Average Cost		83.51	98.92	94.60

          Fully-loaded cost to acquire or originate a single mortgage is based on mortgage production costs, including sales commissions which are a component of gain on sale of loans in the financial statements, and corporate administrative costs, including human resources, accounting, management information systems, corporate administration and marketing.  Mortgage production costs exclude other non-recurring, non-production related expenses, including amortization and impairment of mortgage servicing rights, mark-to-marked gain (loss) from SFAS 133 and write-down of investment securities.  For a breakdown of mortgage acquisitions and originations by production channel, refer to Item 1. “ — Mortgage Operations.”

          The 2001 year-over-year increase in non-interest expense of $18.9 million was primarily due to the following:

•	$9.3 million increase in operating costs;

•	$7.5 million increase in income taxes;

•	$3.1 million increase in provision for repurchases; and

•	$1.5 million decrease in write-down of investment securities.

          The $9.3 million increase in operating costs was primarily due to loan production growth.  Operating costs increased 47% to $28.9 million for 2001 compared to $19.6 million for 2000 while mortgage acquisition and origination growth increased 52% year-over-year.  The $3.1 million increase in provision for repurchases was primarily the result of the following:

•	provision for mortgage loan repurchases on $271.9 million of mortgages brokered by Impac Mortgage Acceptance Corporation, or “IMAC,” a division of the mortgage operations; and

•	fraud losses on mortgages sold to third party investors which we subsequently repurchased.

Liquidity and Capital Resources

          We recognize the need to have funds available for our operating businesses and our customer’s demands for obtaining short-term warehouse financing until the settlement or sale of mortgages with us or with other investors.  It is our policy to have adequate liquidity at all times to cover normal cyclical swings in funding availability and mortgage demand and to allow us to meet abnormal and unexpected funding requirements.  We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.  Toward this goal, ALCO is responsible for monitoring our liquidity position and funding needs.

          ALCO is comprised of the senior executives of the mortgage operations and warehouse lending operations.  ALCO meets on a weekly basis to review current and projected sources and uses of funds.  ALCO monitors the composition of the Company’s balance sheet for changes in the liquidity of our assets.  Our liquidity consists of cash and cash equivalents, short-term and marketable investment securities rated AAA through BBB and maturing mortgages, or “liquid assets.”  Our policy is to maintain a liquidity threshold of 5% of liquid assets to warehouse borrowings, reverse repurchase agreements, dividends payable and other short-term liabilities.  During 2002 we were in compliance with this policy, which ALCO reports to the board of directors at least quarterly.

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

          Our operating businesses primarily use available funds as follows:

•	acquisition and origination of mortgages;

•	provide short-term warehouse advances to affiliates and non-affiliates; and

•	pay common stock dividends.

          Acquisition and origination of mortgages. During 2002 the mortgage operations acquired $5.9 billion of primarily Alt-A mortgages.  Equity invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages frequently.  Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated and the haircut required upon financing, based on the type of collateral provided.  The mortgage operations paid weighted average premiums of 1.66% on the principal balance of mortgages acquired in 2002.

          The long-term investment operations acquired and retained $3.9 billion of Alt-A mortgages from the mortgage operations for long-term investment.  In addition, IMCC originated and retained $25.8 million of multi-family mortgages for long-term investment.  When we complete CMOs our required total capital investment ranges from approximately 3% to 5% of the principal balance of mortgages, depending on premiums paid upon acquisition of mortgages, costs paid for completion of CMOs, costs to acquire derivative instruments and initial capital investment in CMOs required to achieve desired credit ratings.

          Provide short-term warehouse advances to affiliates and non-affiliates. We utilize uncommitted warehouse facilities with various lenders to provide short-term warehouse financing to affiliates and external customers of the warehouse lending operations.

          The warehouse lending operations provides short-term financing to external customers from the closing of the mortgages to their sale or other settlement with investors.  The warehouse lending operations finances between 95% and 98% of the fair market value of mortgages, which equates to a haircut requirement of between 3% and 5%, at prime rate plus a spread. At year-end 2002 the warehouse lending operations had $665.0 million of approved warehouse lines available to non-affiliates, of which $664.0 million was outstanding.

          Affiliates had $15.2 million in pledge accounts with the warehouse lending operations at year-end 2002, which allows them to finance 100% of the fair market value of their mortgages at prime minus 0.50%.  The mortgage operations has uncommitted warehouse line agreements to obtain financing of up to $600.0 million from the warehouse lending operations to provide interim mortgage financing during the period that the mortgage operations accumulates mortgages until the mortgages are securitized or sold.  At year-end 2002 the warehouse lending operations had $491.4 million in outstanding warehouse advances to the mortgage operations.

          Our ability to meet liquidity requirements and the financing need of our customers is subject to the renewal of our credit and repurchase facilities or obtaining other sources of financing, if required, including additional debt or equity from time to time.  Any decision our lenders or investors make to provide available financing to us in the future will depend upon a number of factors, including:

•	our compliance with the terms of our existing credit arrangements;

•	our financial performance;

•	industry and market trends in our various businesses;

•	the general availability of and rates applicable to financing and investments;

•	our lenders or investors resources and policies concerning loans and investments; and

•	the relative attractiveness of alternative investment or lending opportunities.

          Pay common stock dividends. We made common stock dividend payments of $66.3 million in 2002.  For additional information regarding dividend distribution requirements refer to Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters” and “Note A — Summary of Business and Significant Accounting Policies” in the accompanying notes to the consolidated financial statements of Impac Mortgage Holdings, Inc.

          Our operating businesses are primarily funded as follows:

•	CMO borrowings and reverse repurchase agreements;

•	cash flows from our mortgage loan investment portfolio;

•	sale and securitization of mortgages; and

•	cash proceeds from the issuance of securities.

          CMO borrowings and reverse repurchase agreements. We use reverse repurchase agreements and CMO borrowings to fund substantially all of our warehouse advances to affiliates and non-affiliates, the acquisition of mortgages to be held for long-term investment and, prior to 1999, the acquisition of investment securities.  Since 1999 we have acquired no investment securities.

          As we accumulate mortgages for long-term investment, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase agreements with third party lenders.  Since 1995 we have primarily used an uncommitted repurchase facility with a major investment bank to finance substantially all warehouse advances to affiliates and non-affiliates and mortgages acquired for long-term investment, as needed.  However, during 2002 we added $650.0 million of new uncommitted warehouse facilities with other lenders to finance asset growth.  The new warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past and the flexibility of having financial relationships with a larger cross-section of financial institutions.  At year-end 2002 the warehouse lending operations had $1.2 billion outstanding on warehouse facilities with various lenders.

          We expect to continue to use short-term warehouse facilities to fund the acquisition of mortgages.  If we cannot renew or replace maturing borrowings, we may have to sell, on a whole loan basis, the mortgages securing these facilities, which, depending upon market conditions, may result in substantial losses.  Additionally, if for any reason the market value of our mortgages securing warehouse facilities decline, our lenders may require us to provide them with additional equity or collateral to secure our borrowings, which may require us to sell mortgages at substantial losses.

          In order to mitigate the liquidity risk associated with reverse repurchase agreements, we attempt to securitize our mortgages more frequently.  Although securitizing mortgages more frequently adds operating and securitization costs, we believe the added cost is offset as more liquidity is provided with less interest rate and price volatility, as the accumulation and holding period of mortgages is shortened.  When we have accumulated a sufficient amount of mortgages, we issue CMOs and convert short-term advances under reverse repurchase agreements to long-term CMO borrowings.  The use of CMOs provides the following benefits:

•	allows us to lock in our financing cost over the life of the mortgages securing the CMO borrowings; and

•	eliminates margin calls on the borrowings that are converted from reverse repurchase agreements to CMO financing.

          For 2002 we completed $3.9 billion of CMOs, of which $3.3 billion was adjustable rate CMOs and $597.0 million was fixed rate CMOs, to provide long-term financing for the acquisition of $3.9 billion of primarily Alt-A mortgages from the mortgage operations.  Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A mortgages, we have been able to borrow a higher percentage against mortgages held as CMO collateral, which means that we have to provide less initial capital upon completion of CMOs.  Equity in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies.  Total credit loss exposure is limited to the capital invested in the CMOs at any point in time.  At year-end 2002 total equity invested in mortgages held as CMO collateral was $107.9 million, which includes premiums paid when mortgages are acquired from the mortgage operations, costs incurred to complete CMO borrowings, fair value of derivative instruments and the required initial capital investment in CMOs.  We also determine the amount of equity invested in CMOs based upon the anticipated return on equity as compared to estimated proceeds from additional debt issuance.  By decreasing the amount of capital we are required to invest in our CMOs to maintain desired credit ratings, we have been able to effectively utilize available cash to acquire additional mortgage assets.

          For additional information regarding reverse repurchase agreements and CMO borrowings refer to Item 1. “— Financing” and “Note G — Reverse Repurchase Agreements” and “Note H — CMO Borrowings” in the accompanying notes to the consolidated financial statements for Impac Mortgage Holdings, Inc.

          Cash flows from our mortgage loan investment portfolio. For 2002 mortgages held as CMO collateral, which is the majority of the mortgage loan investment portfolio, generated excess principal and interest cash flows of $112.6 million compared to $44.0 million for 2001.  We receive excess principal and interest cash flows on mortgages held as CMO collateral after distributions are made to investors in CMOs to the extent cash or other collateral required to maintain desired credit ratings on the CMOs is fulfilled.  Excess principal and interest cash flows represent the difference between principal and interest payments on the mortgages less the following:

•	interest paid to bondholders;

•	pro-rata early principal prepayments paid to bondholders;

•	servicing fees paid to mortgage servicers;

•	premiums paid to mortgage insurers; and

•	actual losses incurred on disposition of real estate acquired in settlement of mortgages.

          Sale and securitization of mortgages. When the mortgage operations accumulates a sufficient amount of mortgages, generally between $100.0 million and $300.0 million, it sells or securitizes the mortgages.  The mortgage operations sold $3.9 billion of mortgages to the long-term investment operations during 2002, $1.1 billion of mortgages to third party investors and $600.0 million was securitized as REMICs.  The mortgage operations sold mortgage servicing rights on substantially all mortgages in 2002.  The sale of mortgage servicing rights generated 100% cash gains, which was used to acquire and originate additional mortgages.               In order to mitigate interest rate and market risk, the mortgage operations attempts to sell and securitize mortgages frequently.  Since we rely significantly upon sales and securitizations to generate cash proceeds to repay borrowings and to create credit availability, any disruption in our ability to complete sales and securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms.  In addition, delays in closing sales and securitizations of our mortgages increase our risk by exposing us to credit and interest rate risk for this extended period of time.

          Cash proceeds from the issuance of securities. In December 2001, we filed with the SEC a shelf registration statement that allows us to sell up to $300.0 million of securities, including common stock, preferred stock, debt securities and warrants. We raised $116.0 million in net proceeds from the issuance of 13.3 million new shares of common stock in 2002.  By issuing new shares periodically throughout the year we believe that we were able to utilize new capital more efficiently and profitably.

Cash Flows

          Operating Activities - Net cash provided by operating activities was $101.5 million for 2002 compared to $55.5 million for 2001.  Net earnings of $74.9 million provided most of the cash flows from operating activities.

          Investing Activities - Net cash used in investing activities was $3.7 billion for 2002 compared to $961.0 million for 2001.  Net cash flows of $3.0 billion, including principal payments, was used in investing activities to acquire and originate mortgages.

          Financing Activities - Net cash provided by financing activities was $3.6 billion for 2002 compared to $939.5 million for 2001.  Net cash flows of $3.9 billion provided by CMO financing was primarily provided by financing activities.

Inflation

          The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased costs of our operations.  Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature.  As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation.  Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.  During periods of increasing interest rates, demand for mortgages and a borrower’s ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect our yield and subsequently the value of our portfolio of mortgage assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

          We focus on effectively managing the various operational and market risks associated with our businesses.  We believe that the most critical of those risks are:

•	credit risk;

•	prepayment risk;

•	liquidity risk; and

•	interest rate risk;

          We manage credit risk by acquiring high-credit quality Alt-A mortgages from the mortgage operations with favorable credit profiles and by acquiring mortgages with conservative loan-to-value ratios with mortgage insurance enhancements, when required, which reduces our effective loan-to-value ratio.  Our belief is that high-credit quality Alt-A mortgages will result in favorable foreclosure rates and conservative loan-to-value ratios will result in favorable loss rates.  We also believe that we maintain an adequate allowance for loan losses to provide for future loan losses.

          We manage mortgage prepayment risk by acquiring Alt-A mortgages from the mortgage operations with prepayment penalty features.

          We manage liquidity risk by frequently securitizing or selling our mortgages.  We securitize mortgages through the issuance of CMOs and REMICs every 30 to 45 days.  By frequently securitizing our mortgages, we reduce the volume of mortgages that are financed with short-term reverse repurchase agreements at any given time.  The issuance of CMOs convert short-term reverse repurchase borrowings, which are subject to margin calls if the value of our mortgages collateralizing reverse repurchase borrowings decline, to long-term CMO financing that are not subject to margin calls.  By securitizing mortgages as REMICs or selling mortgages as whole loan sales, ownership of the mortgages transfers to the trust in the case of REMICs and to the buyer in the case of whole loan sales.  For additional information regarding these risks refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

          Although we manage credit, prepayment and liquidity risk in the normal course of business, we consider interest rate risk to be a significant market risk, which could potentially have the largest material effect on our financial condition and results of operations.  Since a significant portion of our revenues and earnings are derived from net interest income, we strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. When interest rates fluctuate, profitability can be adversely affected by changes in the fair market value of our assets and liabilities and by the interest spread earned on interest-earning assets and interest-bearing liabilities. We derive income from the differential spread between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Any change in interest rates affects income received and income paid from assets and liabilities in varying and typically in unequal amounts.  Changing interest rates may compress our interest rate margins and adversely affect overall earnings.

          Interest rate risk management is the responsibility of ALCO, which reports results of interest rate risk analysis to the board of directors on a quarterly basis.  ALCO establishes policies that monitor and coordinate sources, uses and pricing of funds. ALCO also attempts to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities.  In addition, various modeling techniques are used to value interest sensitive mortgage-backed securities, including interest-only securities. The value of mortgage-backed securities is determined using a discounted cash flow model using prepayment rate, discount rate and credit loss assumptions.  Our investment securities portfolio is available-for-sale, which requires us to perform market valuations of the securities in order to properly record the portfolio. We continually monitor interest rates of our investment securities portfolio as compared to prevalent interest rates in the market.  We do not currently maintain a securities trading portfolio and are not exposed to market risk as it relates to trading activities.

Interest Rate Sensitive Assets and Liabilities

          The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring our interest rate sensitivity “gap.”  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds that amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.

          Therefore, during a period of declining interest rates, the net earnings of an institution with a positive gap, theoretically, may be adversely affected due to its interest-earning assets re-pricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may rise as it is able to invest in higher yielding interest-earning assets at a more rapid pace than the re-pricing of its interest-bearing liabilities.  Gap analysis does not take into consideration the constraints on the re-pricing of interest rates of ARM assets in a given period resulting from periodic and lifetime cap features, the behavior of various indices applicable to assets and liabilities or the effects of derivative instruments on net interest income.  For additional information regarding the affect of changing interest rates on interest rate sensitive assets and liabilities refer to “Changes in Interest Rates” below.

          The amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of (1) term to re-pricing or (2) the contractual term of the asset or liability adjusted for scheduled and unscheduled principal prepayments. Unscheduled prepayment rates are assumed on substantially all of our mortgage loan investment and mortgage-backed securities investment portfolios and are based on historic loan prepayment experience and anticipated future prepayments. The table does not include assets and liabilities that are not interest rate sensitive, such as interest receivables and payables, prepaid expenses and accrued expenses.

          The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2002 (dollar amounts in thousands), which are anticipated to re-price or mature in each of the future time periods indicated:

	2003	2004	2005	2006	2007	Over 5 Years	Total

Interest sensitive assets:
Cash equivalents	$113,345	$—	$—	$—	$—	$—	$113,345
Average interest rate	2.00%	—%	—%	—%	—%	—%	2.00%
Investment securities (1)	2,967	3,345	4,234	5,044	3,571	6,904	26,065
Average interest rate	17.93%	11.49%	2.98%	1.92%	1.85%	1.83%	5.11%
Finance receivables	1,140,248	—	—	—	—	—	1,140,248
Average interest rate	3.90%	—%	—%	—%	—%	—%	3.90%
CMO collateral (2)	4,012,599	559,677	133,812	78,907	59,750	304,936	5,149,681
Average interest rate	5.94%	8.75%	7.78%	7.48%	8.45%	7.20%	6.45%
Loans held-for-investment (3)	6,010	¾	¾	¾	¾	51,526	57,536
Average interest rate	—%	—%	—%	—%	—%	7.12%	6.37%
Due from affiliates	14,500	¾	—	—	¾	¾	14,500
Average interest rate	9.50%	—%	—%	—%	—%	—%	9.50%

Total interest-sensitive assets	$5,289,669	$563,022	$138,046	$83,951	$63,321	$363,366	$6,501,375

Average interest rate	5.42%	8.76%	7.63%	7.15%	8.08%	7.09%	5.93%
Interest sensitive liabilities:
CMO borrowings	$5,041,751	$—	$—	$—	$—	$—	$5,041,751
Average interest rate	2.12%	—%	—%	—%	—%	—%	2.12%
Reverse repurchase agreements	1,168,028	—	¾	—	—	—	1,168,028
Average interest rate	3.44%	—%	—%	—%	—%	—%	3.44%
Borrowings secured by Securities available-for-sale	—	7,134	—	—	—	—	7,134
Average interest rate	—%	24.01%	—%	—%	—%	—%	24.01%

Total interest-sensitive liabilities	$6,209,779	$7,134	$—	$—	$—	$—	$6,216,913

Average interest rate	2.35%	24.01%	—%	—%	—%	—%	2.37%
Interest rate gap (1)	$(920,110)	$555,888	$138,046	$83,951	$63,321	$363,366	$284,462
Cumulative interest rate gap	$(920,110)	$(364,222)	$(226,176)	$(142,225)	$(78,904)	$284,462

(1)	Interest rate gap represents the difference between interest-earning assets and interest-bearing liabilities.

          As of December 31, 2002 the difference between interest-earning assets and interest-bearing liabilities resulted in a negative estimated interest rate sensitivity gap for 2003.  Under this scenario, net interest income could be positively affected by a decrease in interest rates as more interest-bearing liabilities could re-price downwards during 2003 than interest-bearing assets. Conversely, an increase in interest rates could have a negative affect on net interest income during 2003 as more interest-bearing liabilities could re-price upwards than interest-bearing assets.  The estimated cumulative negative gap of $917.6 million during the first year using data as of December 31, 2002 compares to an estimated cumulative negative gap of $1.0 billion during the first year using data as of December 31, 2001.  Since gap estimates are based upon numerous assumptions, such as mortgage prepayment rates and the expected duration of interest-earning assets and interest-bearing liabilities, actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations.

Changes in Interest Rates

          ALCO follows an interest rate hedge program intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate CMO borrowings.  Our primary objective is to hedge our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO borrowings.  We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate hedge program is formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on adjustable rate CMO borrowings resulting from the following:

•	interest rate adjustment limitations on mortgages held as CMO collateral due to periodic and lifetime interest rate cap features; and

•	mismatched interest rate adjustment periods between mortgages held as CMO collateral and CMO borrowings.

          We primarily acquire for long-term investment six-month LIBOR ARMs and hybrid ARMs.  Six-month LIBOR ARMs are generally subject to periodic and lifetime interest rate caps.  This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally six months, or over the life of the mortgage.  Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1% per semiannual adjustment.  Also, each ARM has a maximum lifetime interest rate cap.  Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations.  During a period of rapidly increasing or decreasing interest rates, financing costs would increase or decrease at a faster rate than the periodic interest rate adjustments on mortgages would allow, which could affect net interest income.  In addition, if market rates were to exceed the maximum interest rates of our ARMs, borrowing costs would increase while interest rates on ARMs would remain constant.

          We also acquire hybrid ARMs that have initial fixed interest rate periods generally ranging from two to three years, and to a lesser extent five years, which subsequently convert to six-month LIBOR ARMs.  During a rapidly increasing or decreasing interest rate environment financing costs would increase or decrease more rapidly than would interest rates on mortgages, which would remain fixed until their next interest rate adjustment date.  In order to provide some protection against any resulting basis risk shortfall on the related liabilities we purchase derivative instruments. Derivative instruments are based upon the principal balance that would result under assumed prepayment speeds.

          Although the static gap methodology is widely accepted in identifying interest rate risk, it does not take into consideration changes that may occur in investment and financing strategies, changes in the forward yield curve, changes in hedging strategy, changes in mortgage prepayment speeds and changes in volumes of mortgage acquisitions. Therefore, in addition to measuring interest rate risk via a gap analysis, we measure the sensitivity of our net interest income to changes in interest rates affecting interest sensitive assets and liabilities using simulations.

          As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets and interest-bearing liabilities and their affect on overall earnings.  The simulations assume instantaneous and parallel shifts in interest rates and to what degree those shifts affect net interest income.  First, we estimate our net interest income for the next twelve months using balance sheet data as of December 31, 2002 and 12-month projections of the following:

•	future interest rates using forward yield curves, which are market consensus estimates of future interest rates;

•	acquisition of derivative instruments;

•	mortgage prepayment rate assumptions; and

•	mortgage acquisitions.

          We refer to this 12-month projection of net interest income as the “base case.”  Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward.  Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward yield curve used to determine the base case and including any associated changes in projected mortgage prepayment rates caused by changes in interest rates.  The results of each 100 basis point change in interest rates are then compared against the base case to determine the estimated change to net interest income. The simulations consider the affect of interest rate changes on interest sensitive assets and liabilities as well as derivative instruments. The simulations also consider the impact that instantaneous and parallel shift in interest rates has on prepayment rates and the resulting affect of accelerating or decelerating amortization rates of premium and securitization costs on net interest income.

          The following tables (dollar amounts in millions) estimates the financial impact to net interest income from the various instantaneous and parallel shifts in interest rates based on our balance sheet structure as of December 31, 2002 and 2001.  Since these estimates are based upon numerous assumptions, actual sensitivity to interest rate changes could vary if actual experience differs from the assumptions used.

	Changes in base case net interest income as of December 31, 2002 (2)

	Without derivative instruments		With derivative instruments

Instantaneous and Parallel Change in Interest Rates (1)	($)	(%)	($)	(%)

Up 200 basis points, or 2%	(46.1)	(26)	(7.9)	(6)
Up 100 basis points, or 1%	(24.3)	(14)	(4.9)	(4)
Down 100 basis points, or 1%	27.9	16	8.1	6
Down 200 basis points, or 2%	32.0	18	10.0	8

	Changes in base case net interest income as of December 31, 2001 (2)

	Without derivative instruments		With derivative instruments

Instantaneous and Parallel Change in Interest Rates (1)	($)	(%)	($)	(%)

Up 200 basis points, or 2%	(30.8)	(31)	(5.6)	(7)
Up 100 basis points, or 1%	(14.5)	(15)	(2.4)	(3)
Down 100 basis points, or 1%	9.9	10	(3.5)	(5)
Down 200 basis points, or 2%	21.6	22	(5.3)	(7)

(1)	Instantaneous and parallel interest rate changes over and under the projected forward yield curve.
(2)

The dollar and percentage changes represent base case net interest income for the next twelve months versus the change in net interest income in the various instantaneous and parallel interest rate change simulations.

          The use of derivative instruments to hedge changes in interest rates is an integral part of our strategy to limit interest rate risk.  Therefore, net interest income may be significantly impacted by cash payments we are required to make or cash payments we receive on derivative instruments.  The amount of cash payments or cash receipts on derivative instruments is determined by (1) the notional amount of the derivative instrument and (2) current interest rate levels in relation to the various strike prices of derivative instruments during a particular time period.

          The following table summarizes the notional amount (in thousands), weighted average strike price and low and high strike prices of interest rate caps, interest rate floors and interest rate swaps that were acquired to hedge the variability of interest rates and corresponding cash flows on CMO borrowings for the interest due dates indicated:

	Interest Rate Caps (1)			Interest Rate Floors				Interest Rate Swaps

Interest Due Date	Notional Balance	Weighted Average Strike	Low Strike	Notional Balance	Weighted Average Strike	Low Strike	High Strike	Notional Balance	Weighted Average Fixed Rate	Low Fixed Rate	High Fixed Rate

Jan 2003	$3,013,300	4.16%	1.90%	$1,624,596	3.63%	2.62%	4.68%	$935,503	2.65%	2.05%	5.18%
Feb 2003	2,929,466	4.08	1.79	1,585,277	3.56	2.66	4.50	941,384	2.64	2.05	5.18
Mar 2003	2,825,653	4.10	1.84	1,547,650	3.60	1.84	5.23	936,524	2.64	2.05	5.18
Apr 2003	2,720,175	4.34	2.03	1,502,007	3.83	1.84	5.44	930,935	2.64	2.05	5.18
May 2003	2,596,248	4.33	2.03	1,457,946	3.83	1.84	5.44	924,618	2.64	2.05	5.18
June 2003	2,484,014	4.37	2.12	1,414,711	3.83	3.32	4.80	887,907	2.56	2.05	5.18
July 2003	2,376,644	4.60	2.39	1,330,292	3.97	1.84	5.66	861,991	2.51	2.05	5.18
Aug 2003	2,239,429	4.56	2.39	1,211,940	3.93	2.09	5.40	854,410	2.51	2.05	5.18
Sep 2003	2,112,970	4.61	2.54	1,102,832	3.94	2.34	5.03	846,117	2.51	2.05	5.18
Oct 2003	2,022,564	4.81	2.88	1,036,466	4.11	2.59	5.55	837,126	2.51	2.05	5.18
Nov 2003	1,771,388	4.89	2.88	911,333	4.16	4.07	5.18	827,455	2.51	2.05	5.18
Dec 2003	1,616,238	4.99	3.01	825,602	4.22	3.09	5.59	817,118	2.51	2.05	5.18
Jan 2004	1,422,535	5.23	3.42	743,881	4.37	4.47	5.27	806,135	2.51	2.05	5.18
Feb 2004	1,290,226	5.07	3.31	702,961	4.36	4.33	5.30	794,527	2.51	2.05	5.18
Mar 2004	1,051,052	5.11	3.43	623,460	4.36	3.59	5.67	782,316	2.51	2.05	5.18
Apr 2004	717,354	5.18	3.74	355,711	4.23	3.59	5.75	769,528	2.51	2.05	5.18
May 2004	590,377	5.10	3.74	310,753	4.23	4.54	5.43	756,186	2.51	2.05	5.18
June 2004	509,406	5.12	3.83	242,025	4.40	3.59	5.77	738,558	2.50	2.05	3.70
July 2004	288,158	5.32	4.05	151,673	4.66	3.59	5.82	724,248	2.50	2.05	3.70
Aug 2004	165,490	5.71	4.05	87,774	4.63	3.59	5.55	709,469	2.50	2.05	3.70
Sep 2004	118,649	6.23	4.68	79,769	4.59	3.59	4.91	536,647	2.46	2.05	3.70
Oct 2004	113,771	6.29	4.80	75,640	4.62	3.59	5.51	504,068	2.46	2.05	3.70
Nov 2004	102,987	6.36	4.80	65,592	4.60	3.59	5.51	300,860	2.50	2.05	3.70
Dec 2004	77,605	6.42	4.87	59,003	4.61	3.59	5.55	182,480	2.70	2.10	3.70
Average Notional Balance of Derivatives	$16,015			$15,261				$9,873
Weighted Average Strike		4.62%			3.95%				2.60%

(1)     The high strike price for each period indicated is 10.25%.

          The strike prices of interest rate caps and interest rate floors are based on one-month LIBOR as that is the interest rate index that is used to determine interest rates on adjustable rate CMO borrowings.  As of December 31, 2002 one-month LIBOR was 1.38%.  Since one-month LIBOR was below the majority of strike prices on interest rate caps during 2002, we did not receive significant cash from these derivative instruments in 2002.  Conversely, we made cash payments on many interest rate floors during 2002 as we paid the interest rate differential between the floor strike price and the one-month LIBOR rate, which was generally lower than floor strike prices.  We made cash payments on many interest rate floors as we hold short positions on the majority of interest rate floors.  We originally sold interest rate floors to offset our cost of acquiring long positions in interest rate caps.  If one-month LIBOR rises and approaches the floor strike prices, we will pay less on the interest rate floors.

          We primarily acquired interest rate caps and floors during the first half of 2002 and throughout 2001 to protect net interest income during a potentially rising interest rate environment.  With market volatility and uncertainty and the associated risk involved which was occurring during 2001 and that was further exacerbated by the terrorist events of September 11, 2001, we felt it was prudent, at the time, to protect net interest margins from possible extreme interest rate increases by acquiring interest rate caps and floors.  However, because interest rates continued to decline to all-time lows during 2002, we began to acquire interest rate swaps to essentially convert our adjustable rate CMO borrowings with fixed rate derivative instruments.  For instance, we receive one-month LIBOR on interest rate swaps, which offsets interest expense on adjustable rate CMO borrowings, and we pay a fixed interest rate.  We continued to acquire interest rate swaps to manage interest rate risk during the first quarter of 2003.

          The following table presents the extent to which changes in interest rates and changes in the volume of interest rate sensitive assets and interest rate sensitive liabilities have affected interest income and interest expense during the periods indicated.  Information is provided on Mortgage Assets and borrowings on Mortgage Assets, only, with respect to the following:

•	changes attributable to changes in volume (changes in volume multiplied by prior rate);

•	changes attributable to changes in rate (changes in rate multiplied by prior volume);

•	changes in interest due to both rate and volume; and

•	the net change.

	Year Ended December 31, 2002 over 2001

	Volume	Rate	Rate/ Volume	Net Change

	(in thousands)
Increase/(decrease) in:
Subordinated securities collateralized by mortgages	$(542)	$(1,700)	$262	$(1,980)
Loans receivable:
CMO collateral	133,157	(28,753)	(35,343)	69,061
Mortgages held-for-investment	(1,350)	(1,452)	239	(2,563)
Finance receivables:
Affiliated	9,312	(6,389)	(3,241)	(318)
Non-affiliated	10,301	(3,895)	(2,579)	3,827

Total finance receivables	19,613	(10,284)	(5,820)	3,509

Total loans receivable	151,420	(40,489)	(40,924)	70,007

Change in interest income on Mortgage Assets	150,878	(42,189)	(40,662)	68,027

CMO borrowings	100,171	(26,331)	(33,897)	39,943
Reverse repurchase agreements	12,396	(13,987)	(5,629)	(7,220)
Borrowings secured by investment securities	(1,069)	608	(253)	(714)

Change in interest expense on borrowings on Mortgage Assets	111,498	(39,710)	(39,779)	32,009

Change in net interest income	$39,380	$(2,479)	$(883)	$36,018

	Year Ended December 31, 2001 over 2000

	Volume	Rate	Rate/ Volume	Net Change

	(in thousands)
Increase/(decrease) in:
Subordinated securities collateralized by mortgages	$(2,949)	$(1,320)	$537	$(3,732)
Subordinated securities collateralized by other loans	(273)	(273)	273	(273)

Total investment securities	(3,222)	(1,593)	810	(4,005)

Loans receivable:
CMO collateral	23,030	(493)	(132)	22,405
Mortgages held-for-investment	1,338	(1,841)	(275)	(778)
Finance receivables:
Affiliated	(1,516)	(8,633)	467	(9,682)
Non-affiliated	7,496	(4,079)	(2,141)	1,276

Total finance receivables	5,980	(12,712)	(1,674)	(8,406)

Total loans receivable	30,348	(15,046)	(2,081)	13,221

Change in interest income on Mortgage Assets	27,126	(16,639)	(1,271)	9,216

CMO borrowings	25,096	(21,004)	(6,565)	(2,473)
Reverse repurchase agreements	5,083	(11,946)	(1,548)	(8,411)
Borrowings secured by investment securities	(1,117)	714	(248)	(651)

Change in interest expense on borrowings on Mortgage Assets	29,062	(32,236)	(8,361)	(11,535)

Change in net interest income	$(1,936)	$15,597	$7,090	$20,751

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item 8 is incorporated by reference to Impac Mortgage Holdings, Inc.’s Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item 10 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.’s 2002 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this Item 11 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.’s 2002 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item 12 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.’s 2002 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item 13 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.’s 2002 fiscal year.

ITEM 14.	CONTROLS AND PROCEDURES

          As of December 31, 2002 the Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the and operation of the Company’s disclosure controls and procedures as defined in Rule 13a – 14c under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

All schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements at page F-1, or otherwise included in this Form 10-K.

(b)	Reports on Form 8-K

          Current Report on Form 8-K/A, dated November 26, 2002, reporting Items 5 and 7, relating to the execution of an Amended and Restated Equity Distribution Agreement with UBS Warburg LLC.

          Current Report on Form 8-K, dated November 27, 2002, furnished to the SEC reporting Item 9, relating to the posting of the Company’s unaudited monthly fact sheet.(c) Exhibits

Exhibit Number	Description

3.1

Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(c)	Articles of Amendment for change of name to Charter of the Registrant (incorporated by reference to exhibit number 3.1(a) of the Registrant’s Current Report on Form 8-K, filed February 11, 1998).

3.1(d)

Articles Supplementary and Certificate of Correction for Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1(d) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(e)

Articles Supplementary for Series B 10.5% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1b of the Registrant’s Current Report on Form 8-K, filed December 23, 1998).

3.1(f)

Articles Supplementary for Series C 10.5% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1(g)

Certificate of Correction for Series C Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1(h)

Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on July 12, 2002, reclassifying Series C Preferred Stock of the Registrant (incorporated by reference to exhibit 9 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1(i)

Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on July 17, 2002, increasing authorized shares of Common Stock of the Registrant (incorporated by reference to exhibit 10 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1(j)	Resolution to Change Principal Officer or Resident Agent, filed with the State Department of Assessments and Taxation of Maryland on September 11, 2002

3.2

Bylaws of the Registrant, as amended and restated (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

4.1

Form of Stock Certificate of the Company (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

4.2

Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on October 14, 1998).

4.2(a)

Amendment No. 1 to Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2(a) of the Registrant’s Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on December 23, 1998).

10.1

1995 Stock Option, Deferred Stock and Restricted Stock Plan, as amended and restated (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

10.2

Form of Indemnity Agreement between the Registrant and its Directors and Officers (incorporated by reference to exhibit 10.4 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

10.3

Form of Amended and Restated Employment Agreement with ICI Funding Corporation (incorporated by reference to exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 1998).

10.3(a)

List of Officers and terms relating to Form of Amended and Restated Employment Agreement (incorporated by reference to exhibit 10.8(a) to the Registrant’s Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 1998).

10.3(b)

Form of Amendment No. 1 to Amended and Restated Employment Agreement with Impac Funding Corporation (incorporated by reference to exhibit 10.1(a) of the Registrant’s Current Report on Form 8-K, filed June 2, 1998).

10.3(c)

List of Officers and terms relating to Form of Amendment No. 1 to the Amended and Restated Employment Agreement with Impac Funding Corporation (incorporated by reference to exhibit 10.1(b) of the Registrant’s Current Report of Form 8-K, filed June 2, 1998).

10.4

Form of Loan Purchase and Administrative Services Agreement between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7,1995).

10.5

Servicing Agreement effective November 11, 1995 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.14 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-04011), filed with the Securities and Exchange Commission on May 17, 1996).

10.6	Impac Mortgage Holdings, Inc. 1996 Stock Option Loan Plan (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 1996).

10.7	Lease dated June 1, 1998 regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit 10.17 of the Registrant’s 10-K for the year ended December 31, 1998).

10.7(a)

Second Amendment to Lease dated October 1, 1999 between The Realty Associates Fund V, L.P., the Registrant and Impac Funding Corporation regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit number 10.4(d) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.8

Office Lease, First Amendment to Office Lease, and Assignment, Assumption and Consent to Assignment of Lease with Property California OB One Corporation and Assignment to Impac Funding Corporation regarding 15050 Avenue of Science Suite 210 San Diego California. (incorporated by reference to exhibit number 10.10 of the Registrant’s Annual Report on Form 10-k for the year ended December 31, 2001).

10.9	Employment Letter between Impac Funding Corporation and Ronald Morrison dated May 28, 1998 (incorporated by reference to exhibit 10.18 of the Registrant’s 10-K for the year ended December 31, 1998).

10.10	Note dated June 30, 1999 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.17 of the Registrant’s 10-K for the year ended December 31, 1999).

10.11

Underwriting Agreement dated October 22, 2001 among the Registrant, Impac Funding Corporation and UBS Warburg LLC (incorporated by reference to exhibit 1.1 of Registrant’s Current Report on Form 8-K dated October 22, 2001).

10.12

Underwriting Agreement dated February 7, 2002 among the Registrant, HBK MasterFund L.P. and UBS Warburg LLC (incorporated by reference to exhibit 1.1 of Registrant’s Current Report on Form 8-K dated February 8, 2002) .

10.13

Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed with the SEC on April 30, 2001).

10.14

Amendment to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to Exhibit 4.1(a) of the Registrants Form S-8 filed with the SEC on March 1, 2002).

10.15

Underwriting Agreement dated August 22, 2002 among the Registrant, JMP Securities LLC and Sandler O’Neill & Partners, L.P. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed August 23, 2002).

10.16

Underwriting Agreement dated February 20, 2003 among the Registrant, UBS Warburg LLC, JMP Securities LLC, RBC Dain Rauscher Inc., and Wedbush Morgan Securities, Inc. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed February 21, 2003).

10.17	The Impac Companies Deferred Compensation Plan.

21.1	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

23.1	Consent of KPMG LLP regarding the Registrant.

23.2	Consent of KPMG LLP regarding Impac Funding Corporation.

24	Power of Attorney (included on signature page).

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 28th day of March 2003.

IMPAC MORTGAGE HOLDINGS, INC.

by	/s/ JOSEPH R. TOMKINSON

Joseph R. Tomkinson Chairman of the Board and Chief Executive Office

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

Signature	Title	Date

/s/ JOSEPH R. TOMKINSON	Chairman of the Board, Chief	March 28, 2003
Executive Officer and Director
Joseph R. Tomkinson

/s/ RICHARD J. JOHNSON	Chief Financial Officer and Executive	March 28, 2003
Vice President
Richard J. Johnson

/s/ WILLIAM S. ASHMORE	President and Director	March 28, 2003

William S. Ashmore

/s/ JAMES WALSH	Director	March 28, 2003

James Walsh

/s/ FRANK P. FILIPPS	Director	March 28, 2003

Frank P. Filipps

/s/ STEPHAN R. PEERS	Director	March 28, 2003

Stephan R. Peers

/s/ WILLIAM E. ROSE	Director	March 28, 2003

William E. Rose

/s/ LEIGH J. ABRAMS	Director	March 28, 2003

Leigh J. Abrams

CERTIFICATION

I, Joseph R. Tomkinson, certify that:

1.	I have reviewed this yearly report on Form 10-K of Impac Mortgage Holdings, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH R. TOMKINSON

Joseph R. Tomkinson Chief Executive Officer

March 28, 2003

CERTIFICATION

I, Richard J. Johnson, certify that:

1.	I have reviewed this yearly report on Form 10-K of Impac Mortgage Holdings, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD J. JOHNSON

Richard J. Johnson Chief Financial Officer

March 28, 2003

INDEPENDENT AUDITORS’ REPORT AND
CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Impac Mortgage Holdings, Inc.:

          We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive earnings (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for derivative instuments and hedging activities in 2001.

KPMG LLP

Orange County, California
January 29, 2003, except as to last
paragraph to Note M to the consolidated
financial statements, which is as of
February 27, 2003

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

	At December 31,

	2002	2001

ASSETS
Cash and cash equivalents	$113,345	$51,887
Investment securities available-for-sale	26,065	32,989
Loans Receivable:
CMO collateral	5,149,680	2,229,168
Finance receivables, net of pledge balances	1,140,248	466,649
Mortgages held-for-investment	57,536	20,078
Allowance for loan losses	(26,602)	(11,692)

Net loans receivable	6,320,862	2,704,203
Accrued interest receivable	28,287	14,565
Investment in Impac Funding Corporation	20,787	19,126
Due from Impac Funding Corporation	14,500	14,500
Other real estate owned	11,116	8,137
Derivative assets	14,931	5,128
Other assets	1,880	4,199

Total assets	$6,551,773	$2,854,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
CMO borrowings	$5,041,751	$2,151,400
Reverse repurchase agreements	1,168,029	469,491
Borrowings secured by investment securities available-for-sale	7,134	12,997
Accrued dividends payable	21,754	14,081
Other liabilities	9,617	3,400

Total liabilities	6,248,285	2,651,369

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 7,500,000 shares authorized; none issued and outstanding at December 31, 2002 and 2001	—	—
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $0.01 par value; 200,000,000 and 50,000,000 shares authorized and 45,320,517 and 32,001,997 shares issued and outstanding at December 31, 2002 and 2001, respectively	453	320
Additional paid-in capital	479,298	359,279
Accumulated other comprehensive loss	(41,721)	(19,857)
Notes receivable from common stock sales	—	(920)
Net accumulated deficit:
Cumulative dividends declared	(200,954)	(126,952)
Retained earnings (accumulated deficit)	66,412	(8,505)

Net accumulated deficit	(134,542)	(135,456)

Total stockholders’ equity	303,488	203,365

Total liabilities and stockholders’ equity	$6,551,773	$2,854,734

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS (LOSS)

(in thousands, except per share data)

	For the year ended December 31,

	2002	2001	2000

INTEREST INCOME:
Mortgage Assets	$221,978	$153,951	$144,735
Other interest income	4,438	2,664	2,344

Total interest income	226,416	156,615	147,079
INTEREST EXPENSE:
CMO borrowings	117,756	77,813	80,287
Reverse repurchase agreements	23,584	33,370	42,433
Other borrowings	3,467	829	1,376

Total interest expense	144,807	112,012	124,096
Net interest income	81,609	44,603	22,983
Provision for loan losses	19,848	16,813	18,839

Net interest income after provision for loan losses	61,761	27,790	4,144

NON-INTEREST INCOME:
Equity in net earnings (loss) of Impac Funding Corporation	17,073	10,912	(1,762)
Servicing fees	184	751	690
Gain on sale of securities	—	312	—
Other income	4,325	5,404	3,585

Total non-interest income	21,582	17,379	2,513

NON-INTEREST EXPENSE:
Professional services	3,649	2,747	2,604
Personnel expense	1,868	1,211	666
General and administrative and other expense	1,716	2,303	2,230
Write-down on investment securities available-for-sale	1,039	2,217	53,576
(Gain) loss on sale of other real estate owned	154	(1,931)	1,814
Mark-to-market loss - SFAS 133	—	3,821	—

Total non-interest expense	8,426	10,368	60,890

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principle.	74,917	34,801	(54,233)
Extraordinary item	—	(1,006)	—
Cumulative effect of change in accounting principle	—	(617)	—

Net earnings (loss)	74,917	33,178	(54,233)
Less: Cash dividends on cumulative convertible preferred stock	—	(1,575)	(3,150)

Net earnings (loss) available to common stockholders	74,917	31,603	(57,383)

Other comprehensive earnings (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during year	(21,752)	(21,094)	(795)
Less: Reclassification of gains (losses) included in income	(112)	1,805	7,806

Net unrealized gains (losses) arising during year	(21,864)	(19,289)	7,011

Comprehensive earnings (loss)	$53,053	$13,889	$(47,222)

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS (LOSS)—(continued)

(in thousands)

	For the year ended December 31,

	2002	2001	2000

Net earnings (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
Net earnings (loss) per share—basic	$1.87	$1.41	$(2.70)

Net earnings (loss) per share—diluted	$1.84	$1.25	$(2.70)

Net earnings (loss) per share:
Net earnings (loss) per share—basic	$1.87	$1.34	$(2.70)

Net earnings (loss) per share—diluted	$1.84	$1.19	$(2.70)

Dividends declared per common share	$1.76	$0.69	$0.36

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollar amounts in thousands, except share data)

	Number of Preferred Shares Outstanding	Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Notes Receivable Common Stock Sales	Cumulative Dividends Declared	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balance, December 31, 1999	1,200,000	$12	21,400,906	$214	$327,632	$(7,579)	$(905)	$(93,080)	$12,550	$238,844

Dividends declared ($0.36 per common share)	—	—	—	—	—	—	—	(7,743)	—	(7,743)
Dividends declared on preferred shares	—	—	—	—	—	—	—	(3,150)	—	(3,150)
Repurchase of common stock	—	—	(990,950)	(10)	(2,282)	—	—	—	—	(2,292)
Payments on notes receivable from common stock sales	—	—	—	—	—	—	3	—	—	3
Net loss, 2000	—	—	—	—	—	—	—	—	(54,233)	(54,233)
Other comprehensive earnings	—	—	—	—	—	7,011	—	—	—	7,011

Balance, December 31, 2000	1,200,000	12	20,409,956	204	325,350	(568)	(902)	(103,973)	(41,683)	178,440

Dividends declared ($0.69 per common share)	—	—	—	—	—	—	—	(21,404)	—	(21,404)
Dividends declared on preferred shares	—	—	—	—	—	—	—	(1,575)	—	(1,575)
Repurchase of common stock	—	—	(25,000)	—	(54)	—	—	—	—	(54)
Common stock offering	—	—	5,100,000	51	33,482	—	—	—	—	33,533
Proceeds from exercise of stock options	—	—	161,109	1	553	—	—	—	—	554
Conversion of preferred shares to common shares	(1,200,000)	(12)	6,355,932	64	(52)	—	—	—	—	—
Advances on notes receivable from common stock sales	—	—	—	—	—	—	(18)	—	—	(18)
Net earnings, 2001	—	—	—	—	—	—	—	—	33,178	33,178
Other comprehensive loss	—	—	—	—	—	(19,289)	—	—	—	(19,289)

Balance, December 31, 2001	—	—	32,001,997	320	359,279	(19,857)	(920)	(126,952)	(8,505)	203,365

Dividends declared ($1.76 per common share)	—	—	—	—	—	—	—	(74,002)	—	(74,002)
Common stock offering	—	—	11,197,000	112	98,004	—	—	—	—	98,116
Proceeds from exercise of stock options	—	—	150,824	1	992	—	—	—	—	993
Sale of stock via Structured Equity Shelf	—	—	1,970,696	20	21,023	—	—	—	—	21,043
Advances on notes receivable from common stock sales	—	—	—	—	—	—	920	—	—	920
Net earnings, 2002	—	—	—	—	—	—	—	—	74,917	74,917
Other comprehensive loss	—	—	—	—	—	(21,864)	—	—	—	(21,864)

Balance, December 31, 2002	—	$—	45,320,517	$453	$479,298	$(41,721)	$—	$(200,954)	$66,412	$303,488

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings (loss) before cumulative effect of change in accounting principle	$74,917	$33,795	$(54,233)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(617)	—
Equity in net (earnings) loss of Impac Funding Corporation	(17,073)	(10,912)	1,762
Provision for loan losses	19,848	16,813	18,839
Amortization of CMO premiums and deferred securitization costs	37,945	14,973	15,308
Net change in accrued interest receivable	(13,722)	(1,577)	(1,779)
Write-down of securitization costs	—	1,006	—
Write-down of investment securities available-for-sale	1,039	2,217	53,576
Gain (loss) on sale of other real estate owned	(154)	1,931	(1,814)
Gain on sale of investment securities available-for-sale	—	(312)	—
Net change in other assets and liabilities	(1,267)	(1,858)	(4,939)

Net cash provided by operating activities	101,533	55,459	26,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in CMO collateral	(2,994,039)	(907,189)	312,171
Net change in finance receivables	(673,599)	(61,817)	(208,966)
Net change in mortgages held-for-investment	(44,235)	(16,091)	(433,340)
Sale of investment securities available-for-sale	—	3,901	5,704
Dividends from Impac Funding Corporation	12,870	8,894	—
Principal reductions on investment securities available-for-sale	8,704	5,542	3,864
Proceeds from sale of other real estate owned	12,455	5,722	18,091

Net cash used in investing activities	(3,677,844)	(961,038)	(302,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements and other borrowings	692,675	62,824	(150,955)
Proceeds from CMO borrowings	3,876,008	1,500,921	943,558
Repayment of CMO borrowings	(985,657)	(640,805)	(503,091)
Dividends paid	(66,329)	(9,686)	(13,675)
Retirement of senior subordinated debentures	—	(7,747)	—
Proceeds from sale of common stock	119,159	33,533	—
Repurchase of common stock	—	(54)	(2,292)
Proceeds from exercise of stock options	993	554	—
Reduction (advances) on notes receivable from common stock sales	920	(18)	3

Net cash provided by financing activities	3,637,769	939,522	273,548

Net change in cash and cash equivalents	61,458	33,943	(2,208)
Cash and cash equivalents at beginning of year	51,887	17,944	20,152

Cash and cash equivalents at end of year	$113,345	$51,887	$17,944

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS —(continued)

(in thousands)

	For the year ended December 31,

	2002	2001	2000

SUPPLEMENTARY INFORMATION:
Interest paid	$140,935	$113,384	$125,391
NON-CASH TRANSACTIONS:
Accumulated other comprehensive gain (loss)	$(21,864)	$(19,289)	$7,011
Transfer of mortgages held-for-investment to other real estate owned	1,839	2,522	3,179
Transfer of CMO collateral to other real estate owned	13,441	7,993	8,300
Transfer of finance receivables to other real estate owned	—	606	647
Dividends declared and unpaid	21,754	14,081	788

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Business and Significant Accounting Policies

1.       Business and Financial Statement Presentation

          Impac Mortgage Holdings, Inc. (IMH), a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), Impac Multifamily Capital Corporation (IMCC) and its affiliate Impac Funding Corporation (IFC), together with its wholly-owned subsidiaries Impac Secured Assets Corp. (ISAC) and Novelle Financial Services, Inc. (Novelle) are collectively (the Company).  References to Impac Mortgage Holdings, Inc., or “IMH,” are made to differentiate IMH, the publicly traded Company, as a separate entity from IMH Assets, IWLG, IMCC and IFC.

          IMH is a mortgage real estate investment trust (REIT).  Together with its subsidiaries and affiliate it is a nationwide acquirer and originator of non-conforming Alt-A mortgage loans (Alt-A mortgages).  Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines.  Some of the principal differences between mortgages purchased by Fannie Mae and Freddie Mac and Alt-A mortgages are as follows:

•	credit and income histories of the mortgagor;

•	documentation required for approval of the mortgagor; and

•	applicable loan-to-value ratios.

The Company operates three core businesses:

•	long-term investment operations;

•	mortgage operations; and

•	warehouse lending operations.

          The long-term investment operations invest primarily in adjustable and fixed rate Alt-A mortgages that are acquired and originated by the mortgage operations.  This business primarily generates net interest income from its mortgage loan investment portfolio and, to a lesser extent, its investment securities portfolio.  Investment in Alt-A mortgages is financed with collateralized mortgage obligations (CMO) financing, warehouse facilities and proceeds from the sale of capital stock.

          The mortgage operations acquire, originate, sell and securitize primarily adjustable and fixed rate Alt-A mortgages.  The mortgage operations generate income by securitizing and selling loans to permanent investors, including the long-term investment operations.  This business also earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held-for-sale.  The mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

          The warehouse lending operations provide short-term financing to mortgage loan originators, including the mortgage operations, by funding mortgages from their closing date until they are sold to pre-approved investors.  This business earns fees from warehouse transactions as well as net interest income from the difference between its cost of borrowings and the interest earned on warehouse advances.

          The financial condition and operations of IMH have been presented in the consolidated financial statements for the three-year period ended December 31, 2002 and include the financial results of IMH, IMH Assets, IWLG and IMCC as stand-alone entities and the financial results of IMH’s equity interest in net earnings (loss) in IFC as a stand-alone entity.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IMH is entitled to 99% of the earnings or losses of IFC through its ownership of all of the non-voting preferred stock of IFC. As such, IMH records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by IMH’s share of earnings or losses. Certain officers and directors of IMH own all of the common stock of IFC and are entitled to 1% of the earnings or losses of IFC. Gain on the sale of mortgages or securities by IFC to IMH are deferred and accreted into gain on sale over the estimated life of the mortgages or securities using the interest method.  All significant inter-company balances and transactions with IMH’s consolidated subsidiaries have been eliminated in consolidation. Interest income and expense on affiliated short-term advances or borrowings has been earned or paid at the rate of 8.0% per annum.  Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

          Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

2.       Cash and Cash Equivalents

          For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash and money market mutual funds.  Investments with maturities of three months or less at date of acquisition are considered to be cash equivalents.

3.       Investment Securities Available-for-Sale

          Investment and mortgage-backed securities are classified as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment and mortgage-backed securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as a separate component of stockholders’ equity and trading securities are reported at fair value with unrealized gains and losses reported in earnings.  Investment securities are held as available-for-sale reported at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Gains and losses on sale of investment securities available-for-sale are based on the specific identification method. As IMH qualifies as a Real Estate Investment Trust (REIT), and no income taxes are paid, the unrealized gains and losses are reported gross in stockholders’ equity. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method.  Investments securities may be subject to credit, interest rate and/or prepayment risk.

          From time to time, IMH purchases residuals created by IFC as a result of the sale of mortgages through securitizations.  However, IMH has not purchased mortgage-backed securities, including residuals, from IFC since 1999.  IFC sells a portfolio of mortgages to a special purpose entity, ISAC, which has been established for the limited purpose of buying and reselling the mortgages. IFC then transfers the same mortgages to a special purpose entity or owners trust (the Trust). The Trust issues interest-bearing asset-backed securities generally in an amount equal to the aggregate principal balance of the mortgages. IFC typically sells these certificates at face value and without recourse. Representations and warranties customary to the mortgage banking industry are provided by IFC. IMH or other investors purchase these certificates from the Trust and the proceeds from the sale of the certificates are used as consideration to purchase the underlying mortgages. In addition, IFC may provide a credit enhancement for the benefit of the investors in the form of additional collateral held by the Trust. An over-collateralization account is required to be maintained at specified levels.

4.       CMO Collateral and Mortgages Held-for-Investment

          IMH purchases from IFC primarily Alt-A mortgages to be held as long-term investment. Mortgages held-for-investment and CMO collateral are recorded at cost as of the date of purchase. Mortgages held-for-investment and  CMO collateral include various types of adjustable and fixed rate mortgages secured by single-family residential and multi-family real estate properties originated by IMCC and, to a lesser extent, fixed rate second trust deeds secured by

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

single-family residential real estate properties. Premiums and discounts, which may result from the purchase or acquisition of mortgages in excess of the outstanding principal balance, are amortized to interest income over their estimated lives using the interest method as an adjustment to the carrying amount of the mortgage. Prepaid securitization costs related to the issuance of CMOs are amortized to interest expense over their estimated lives using the interest method.  Mortgages held-for-investment and mortgages held as CMO collateral are continually evaluated for collectibility and, if appropriate, the mortgage may be placed on non-accrual status, generally when the mortgage is 90 days past due, and previously accrued interest reversed from income.

5.       Finance Receivables

          Finance receivables represent transactions with customers, including affiliated companies, involving residential real estate lending. As a warehouse lender, IWLG is a secured creditor of the mortgage bankers and brokers to which it extends credit and is subject to the risks inherent in that status including, the risk of borrower default and bankruptcy. Any claim of IWLG as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay.  Finance receivables represent warehouse lines of credit with mortgage banking companies collateralized by mortgages on single-family residences. Finance receivables are stated at the principal balance outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the mortgages.

6.       Allowance for Loan Losses

          An allowance is maintained for losses on mortgages held-for-investment, mortgages held as CMO collateral and finance receivables at an amount that management believes is sufficient to provide adequate protection against future losses in the mortgage loan investment portfolio. The allowance for losses is determined primarily on management’s judgment of net loss potential changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers’ ability to pay. A provision is recorded for loans deemed to be uncollectible thereby increasing the allowance for loan losses. Subsequent recoveries on mortgages previously charged off are credited back to the allowance. Provision for loan losses is also determined based on the following:

•	management’s judgment of the net loss potential of mortgages in our mortgage loan investment portfolio based on prior loan loss experience;

•	changes in the nature and volume of the mortgage loan investment portfolio;

•	value of the collateral;

•	delinquency trends; and

•	current economic conditions that may affect the borrowers’ ability to pay.

7.       Premises and Equipment

          Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically, three to twenty years.

8.       CMO Borrowings

          The decision to issue CMOs is based on our current and future investment needs, market conditions and other factors.  CMOs, which are primarily secured by Alt-A mortgages on single-family and multi-family residential real

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

property, are issued as a means of financing its long-term investment operations. CMOs are carried at their outstanding principal balances including accrued interest on such obligations. For accounting and tax purposes, mortgages financed through the issuance of CMOs are treated as assets and the CMOs are treated as debt when for accounting purposes the CMO qualifies as a financing arrangement.  Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgages collateralizing such debt and any investment income on such collateral.  CMOs typically are structured as one-month London Interbank Offered Rate (LIBOR) “floaters” and fixed rate securities with interest payable monthly. The maturity of each class of CMO is directly affected by the rate of principal prepayments on the related CMO collateral. Each CMO series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than the stated maturities of the underlying mortgages.

          When we issue CMOs for financing purposes, we seek an investment grade rating for our CMOs by a nationally recognized rating agency. To secure such a rating, it is often necessary to pledge collateral in excess of the principal amount of the CMOs to be issued, or to obtain other forms of credit enhancements such as additional mortgage insurance.  The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided, the interest rates paid, the geographic concentration of the mortgaged property securing the collateral and other criteria established by the rating agencies.  The pledge of additional collateral reduces our capacity to raise additional funds through short-term secured borrowings or additional CMOs and diminishes the potential expansion of our mortgage loan investment portfolio.  As a result, our objective is to pledge additional collateral for CMOs only in the amount required to obtain an investment grade rating for our CMOs by a nationally recognized rating agency. Our total loss exposure is limited to the equity invested in the CMOs at any point in time.

          A net interest spread between interest income on mortgages securing CMOs and interest and other expenses associated with CMO financing is earned.  Net interest spreads may be directly impacted by levels of early prepayment of underlying mortgages and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates.

9.       Income Taxes

          IMH operates so as to qualify as a REIT under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of IMH’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax and the remaining balance may extend until timely filing of its tax return in its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. If in any tax year IMH should not qualify as a REIT, it would be taxed as a corporation and distributions to the stockholders would not be deductible in computing taxable income. If IMH were to fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years. As of December 31, 2002 IMH has estimated federal and state net operating loss tax carry-forwards of $16.7 million, which expire in the year 2020, that are available to offset future taxable income.

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

11.     Stock Options

          Stock options and awards may be granted to the directors, officers and key employees of the Company. The exercise price for any NQSO or ISO granted under the Stock Option Plans may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair market value of the shares of common stock at the time the NQSO or ISO is granted.  Grants under stock option plans are made and administered by the board of directors.   IMH currently has a 1995 Stock Option, Deferred Stock and Restricted Stock Plan (1995 Plan). During 2001 the board of directors and stockholders approved a new Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan) (collectively, the Stock Option Plans). Each Stock Option Plan provides for the grant of qualified incentive stock options (ISOs), options not qualified (NQSOs), deferred stock, and restricted stock, and, in the case of the 2001 Plan, dividend equivalent rights and, in the case of the 1995 Plan, stock appreciation rights and limited stock appreciation rights awards (Awards).

           In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148), an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (FASB 123).  SFAS 148 amends FASB 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. On December 15, 2002 IMH adopted the disclosure requirements of SFAS 148.

          In November 1995 the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits management to choose either a new fair value based method or the current APB 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS 123 requires pro forma disclosures of net earnings (loss) computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer’s stock, i.e., stock option plans, stock purchase plans, restricted stock plans and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by non-employees or to acquire goods or services from outside suppliers or vendors.

          At December 31, 2002, the Company had a stock-based compensation plan. IMH applied APB Opinion No. 25 in accounting for its plans. No compensation cost has been recognized for fixed stock option plans.  Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

	For the year ended December 31,

	2002	2001	2000

Net earnings (loss) before extraordinary item and cumulative effect of change in accounting principle as reported	$74,917	$34,801	$(54,233)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(556)	(308)	(73)

Pro forma net earnings (loss)	$74,361	$34,493	$(54,306)

Net earnings (loss) per share before extraordinary item and cumulative effect of change in accounting principle as reported:
Basic	$1.87	$1.41	$(2.70)

Diluted	$1.84	$1.25	$(2.70)

Pro forma net earnings (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$1.85	$1.40	$(2.70)

Diluted	$1.82	$1.23	$(2.70)

Net earnings (loss) per share as reported:
Basic	$1.87	$1.34	$(2.70)

Diluted	$1.84	$1.19	$(2.70)

Pro forma net earnings (loss):
Basic	$1.85	$1.33	$(2.70)

Diluted	$1.82	$1.18	$(2.70)

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The derived fair value of the options granted during 2002, 2001 and 2000 was approximately $1.19, $1.18 and $0.75, respectively. The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the year ended December 31,

	2002	2001	2000

Risk-free interest rate	1.45%	2.22%	4.80%
Expected lives (in years)	3-10	3-10	1-3
Expected volatility	35.07%	52.87%	62.64%
Expected dividend yield	10.00%	10.00%	11.20%

12.     Derivative Instruments and Hedging Activities

          In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, collectively, (SFAS 133).  SFAS 133 establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.

          On January 1, 2001 IMH adopted SFAS 133 and the fair value of derivatives were reflected in financial condition and results of operations.  On August 10, 2001 the Derivatives Implementation Group (DIG) of the FASB published DIG G20 which further interpreted SFAS 133.  On October 1, 2001 IMH adopted the provisions of DIG G20 and net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20.

          Management follows a hedging program intended to limit its exposure to changes in interest rates primarily associated with cash flows on CMO borrowings.  Management’s primary objective is to hedge exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate CMO borrowings.  Management also monitors on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Management’s hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on CMO borrowings resulting from the following:

•	interest rate adjustment limitations on CMO collateral due to periodic and lifetime interest rate cap features; and

•	mismatched interest rate adjustment periods between mortgages held as CMO collateral and CMO borrowings.

          To mitigate exposure to the effect of changing interest rates on cash flows on CMO borrowings, IMH purchases derivatives in the form of interest rate cap agreements (Caps) interest rate floor agreements (Floors) and interest rate

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

swap agreements (Swaps).  A Cap or Floor is a contractual agreement for which IMH pays a fee.  If prevailing interest rates reach levels specified in the Cap or Floor agreement IMH may either receive or pay cash.  A Swap is generally a contractual agreement that obligates one party to receive or make cash payments based on an adjustable rate index and the other party to receive or make cash payments based on a fixed rate.  Swaps have the effect of fixing borrowing costs on a similar amount of Swaps and, as a result, can reduce the interest rate variability of borrowings.  Management’s objective is to lock in a reliable stream of cash flows when interest rates fall below or rise above certain levels.  For instance, when interest rates rise, borrowing costs may increase at greater speeds than the underlying collateral supporting the borrowings.  These derivatives hedge the variability of forecasted cash flows attributable to CMO borrowings and protect net interest income by providing cash flows at certain triggers during changing interest rate environments.  In all hedging transactions counter-parties must have a highly rated credit rating as determined by various credit rating agencies.

          Caps qualify as derivatives under provisions of SFAS 133.  The hedging instrument is the specific LIBOR Cap that is hedging the LIBOR based CMO borrowings.  The nature of the risk being hedged is the variability of the cash flows associated with the LIBOR borrowings.  Prior to the adoption of DIG G20 management assessed the hedging effectiveness of its Caps utilizing only the intrinsic value of the Caps.  DIG G20 allows management to utilize the terminal value of the Caps to assess effectiveness.  DIG G20 also allows for amortization of the initial fair value of the Caps over the life of the Caps based on the maturity date of the individual caplets.  Upon adoption of DIG G20 net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20.  Subsequent to the adoption of DIG G20 Caps are considered effective hedges and are marked to market each reporting period with the entire change in market value being recognized in accumulated other comprehensive income.

          Floors qualify as cash flow hedges under the provisions of SFAS 133.  The hedging instrument is the specific LIBOR Floor that is hedging the LIBOR based CMO borrowings.  The nature of the risk being hedged is the variability of the cash flows associated with the LIBOR borrowings.  Prior to DIG G20 these derivatives were marked to market with the entire change in the market value of the intrinsic component recognized in accumulated other comprehensive income each reporting period.  The time value component of these agreements were marked to market and recognized in non-interest expense in the statement of operations.  Subsequent to the adoption of DIG G20 these derivatives are marked to market with the entire change in the market value recognized in accumulated other comprehensive income.

          Effectiveness of derivatives is measured by the fact that the hedged item, CMO borrowings, and the derivative is based on one-month LIBOR.  As both instruments are tied to the same index, the hedge is expected to be highly effective both at inception and on an ongoing basis.  Management assesses the effectiveness and ineffectiveness of the hedging instruments at the inception of the hedge and at each reporting period.  Based on the fact that, at inception, the critical terms of the hedges and forecasted CMO borrowings are the same, management has concluded that the changes in cash flows attributable to the risk being hedged are expected to be completely offset by the derivatives, subject to subsequent assessments that the critical terms have not changed.

13.     Recent Accounting Pronouncements

          In June 2001 FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not expected to have a material effect on the Company’s financial statements.

          In April 2002 the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (SFAS 145). SFAS 145 amends existing guidance on reporting

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends Statement No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the statement related to the rescission of Statement No. 4 is applied in fiscal year’s beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS 145 is not expected to have a material effect on the Company’s financial statements.

          In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial statements.

          In November 2002 the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

          In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148), an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain portions of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. The Company has adopted the disclosure requirement ofSFAS 148 and will continue to account for stock options using the intrinsic value method.

          In January 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46).  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003.  For nonpublic enterprises, such as IFC, with a variable interest in a variable interest entity created before February 1, 2003 the Interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003.  IMH is subject to a majority of the risk of loss from IFC and will therefore need to be included as a consolidated entity upon adoption of FIN 46. The result of this consolidation would be the elimination of certain inter-company balances and certain gains or losses. The adoption of FIN 46 will likely be immaterial on the results of operations of the Company as 99% of the earnings or losses of IFC are currently included in the Company’s financial statements through its ownership of all of the non-voting preferred stock of IFC.  However, the Company’s balance sheet will reflect IFC’s assets when consolidated.  For more information about the financial condition and results of operations of Impac Funding Corporation refer to Note U—Impac Funding Corporation.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B—Investment Securities Available-for-Sale

          Investment securities available-for-sale are primarily secured by conventional, one-to-four family mortgages. The yield to maturity on each security depends on, among other things, the rate and timing of principal payments, including prepayments, repurchases, defaults and liquidations, the pass-through rate, and interest rate fluctuations.   Interest in these securities is subordinated so that, in the event of a loss, payments to senior certificate holders will be made before  IMH receives its payments. During 2000 IMH wrote-off $52.6 million of investment securities available-for-sale that were investment securities secured by high loan-to-value second trust deeds, franchise loans receivable and certain sub-prime subordinated securities all of which were acquired prior to 1998.  Subsequent to 1997 IMH has only acquired or invested in securities that are secured by mortgages underwritten and purchased by the mortgage operations.  However, no investment securities have been purchased from IFC since 1999.  During the years ended December 31, 2002 and 2001 IMH sold investment securities available-for-sale with a carrying value of none and $3.6 million, respectively.

          The amortized cost and estimated fair value of investment securities available-for-sale for the periods indicated are presented as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
As of December 31, 2002:
Subordinated securities secured by mortgages	$17,710	$8,355	$—	$26,065
As of December 31, 2001:
Subordinated securities secured by mortgages	$26,661	$7,286	$958	$32,989

          To determine the fair value of investment securities available-for-sale, management must estimate future rates of mortgage prepayments, prepayment penalties to be received, delinquency rates, constant default rates and default loss severity and their impact on estimated cash flows. As of December 31, 2002 management used a 0.30% to 6.20% constant default rate estimate with a 10% to 130% loss severity estimate, which resulted in loss estimates of 0.03% to 8.10%. These estimates are based on historical loss data for comparable mortgages.  Management estimates mortgage prepayments by evaluating historical prepayment performance of comparable mortgages and trends in the industry. As of December 31, 2002 management used a constant prepayment assumption of 23% to 50% to estimate the prepayment characteristics of the underlying collateral. Management determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate, which it believes is commensurate with the risks involved.  As of December 31, 2002 management used a weighted average discount rate of approximately 9.85%.

     Retained Interests in Securitizations

          IMH uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections for mortgage prepayment rates, constant default rates and loss severity commensurate with the risks involved and are reviewed periodically by management. Key economic assumptions used in measuring the retained interests for the periods indicated are as follows:

	At time of Securitization	At December 31, 2002	At December 31, 2001

Prepayment speed	16-50%	25-50%	18-50%
Loss severity	10-100%	10-130%	10-130%
Constant default rate	0.01-1%	1-6.20%	0.30-6.20%

          The following table presents key economic assumptions and the sensitivity of the current fair value of residual cash flows on investment securities available-for-sale to immediate 10% and 20% adverse changes in those assumptions for the periods indicated (dollars in thousands):

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31,

	2002	2001

Carrying amount of investment securities	$21,591	$22,297
Estimated fair value of investment securities	21,591	22,297
Prepayment Speed Assumptions:	25-50%	15.20-60%
Decline in fair value of 10% adverse change	$(491)	$(812)
Decline in fair value of 20% adverse change	(973)	(1,494)
Loss Severity Assumptions:	10-130%	11-156%
Decline in fair value of 10% adverse change	$(34)	$(46)
Decline in fair value of 20% adverse change	(68)	(100)
Constant Default Rate Assumptions:	1-6.20%	0.33-7.44%
Decline in fair value of 10% adverse change	$(541)	$(706)
Decline in fair value of 20% adverse change	(1,079)	(926)

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

          Quantitative information about delinquencies, credit losses and cash flows related to retained interests for the indicated periods are presented as follows (dollars in thousands):

	At December 31,

	2002	2001

Net credit losses	$994	$586
Actual losses to date	3.13%	3.01%
Projected losses over life	1.09%	1.14%
Cash flows received on retained interests	$4,636	$2,224

Note C—Mortgages Held-for-Investment

          Mortgages held-for-investment include various types of adjustable and fixed rate loans secured by mortgages on single-family residential and multi-family real estate properties. During the years ended December 31, 2002 and 2001 IMH purchased $3.9 billion and $1.5 billion, respectively, of mortgages from IFC. As of December 31, 2002 and 2001 approximately 45% and 28%, respectively, of mortgages held-for-investment were collateralized by properties located in California.  Mortgages held-for-investment for the periods indicated consisted of the following:

	At December 31,

	2002	2001

	(in thousands)
Adjustable rate mortgages secured by single-family residential real estate	$15,626	$6,875
Adjustable rate mortgages secured by multi-family residential real estate	13,392	—
Fixed rate mortgages secured by second trust deeds on single-family residential real estate	27,880	20,211
Unamortized net premiums (discounts) and deferred costs on mortgages	638	(8)

Total mortgages held-for-investment	$57,536	$20,078

          As of December 31, 2002 and 2001 there were $6.0 million and $9.3 million, respectively, of mortgages held-for-investment, which were not accruing interest due to the delinquent nature of the mortgages. If interest on such loans had

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been accrued for the years ended December 31, 2002, 2001 and 2000, interest income would have increased by $328,000, $563,000 and $1.0 million, respectively.

Note D—CMO Collateral

          IMH Assets earns the net interest spread between the interest income on the mortgages securing CMOs and the interest and other expenses associated with CMO financing. Interest income is reduced by the amortization of loan premiums while interest expense includes the amortization of securitization costs, which are incurred in obtaining CMO financing. The net interest spread on CMOs may be directly impacted by mortgage prepayment levels and, to the extent each CMO class has variable rates of interest, by changes in short-term interest rates. CMO collateral includes various types of adjustable and fixed rate mortgages secured by single-family residential and multi-family real estate properties and, to a lesser extent, fixed rate second trust deeds secured by single-family residential real estate properties.  CMO collateral for the periods indicated consisted of the following:

	At December 31,

	2002	2001

	(in thousands)
Adjustable and fixed rate mortgages secured by single-family residential real estate	$5,054,486	$2,161,645
Adjustable rate mortgages secured by multi-family residential real estate	12,403	—
Fixed rate second trust deeds secured by single-family residential real estate	15,319	24,916
Unamortized net premiums on mortgages	75,987	35,397
Capitalized securitization costs	21,816	11,582
Fair value of derivative instruments	(30,331)	(4,372)

Total CMO collateral	$5,149,680	$2,229,168

          The following table presents selected information about CMO collateral for the periods indicated:

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31,

	2002	2001	2000

Percent Alt-A mortgages	99	95	90
Percent ARMs	85	87	65
Percent hybrid ARMs	35	68	65
Weighted average months until hybrid ARMs interest rate adjustment	14	15	16
Weighted average coupon	6.57	7.92	9.33
Weighted average margin	3.01	3.42	4.15
Weighted average original LTV	82	83	85
Weighted average original credit score	683	678	675
Percent with active prepayment penalty	76	54	36
Weighted average months until prepayment penalty expiration	24	22	27
Prior 12-month prepayment rate	25	34	25
Lifetime prepayment rate	33	34	31
Percent of mortgages in California	63	63	53
Percent purchase transactions	62	70	74
Percent owner occupied	93	94	96
Percent first lien	99	99	95

Note E—Finance Receivables

          The terms of IWLG’s affiliated warehouse lines are based on Bank of America’s prime rate, which was 4.25% and 4.75% as of December 31, 2002 and 2001, respectively, with advance rates between 75% and 99% of the fair value of the mortgages outstanding. The terms of IWLG’s non-affiliated warehouse lines, including the maximum warehouse line amount and interest rate, are determined based upon the financial strength, historical performance and other qualifications of the borrower. The warehouse lines have maturities that range from on-demand to one year and are generally collateralized by mortgages on single-family residential real estate.  As of December 31, 2002 and 2001 IWLG had $1.5 billion and $1.7 billion, respectively, of warehouse lines of credit available to 64 and 57 borrowers, respectively, of which $1.1 billion and $466.6 million, respectively, was outstanding. IWLG finances its warehouse lending operations through reverse repurchase agreements and equity. Finance receivables, net of pledge balances, for the periods indicated consisted of the following:

	At December 31,

	2002	2001

	(in thousands )
Due from non-affiliated mortgage companies	$664,021	$300,571
Due from IFC	363,033	106,940
Due from Impac Lending Group (ILG)	87,455	34,907
Due from Novelle Financial Services, Inc. (NFS)	25,739	24,231

Total finance receivables	$1,140,248	$466,649

Note F—Allowance for loan losses

          Activity for allowance for loan losses for the periods indicated was as follows:

	For the year ended December 31,

	2002	2001	2000

	(in thousands)
Beginning balance	$11,692	$5,090	$4,029
Provision for loan losses	19,848	16,813	18,839
Charge-offs, net of recoveries	(4,938)	(9,339)	(16,496)
Loss on sale of delinquent loans	—	(872)	(1,282)

Ending balance	$26,602	$11,692	$5,090

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G—Reverse repurchase agreements

          IMH and IWLG enter into reverse repurchase agreements with major brokerage firms to finance its warehouse lending operations and to fund the purchase of mortgages and mortgage-backed securities. Mortgages and mortgage-backed securities underlying reverse repurchase agreements are delivered to dealers that arrange the transactions. Reverse repurchase agreements are uncommitted lines, which may be withdrawn at any time by the lender, with interest rates that range from one-month LIBOR plus 0.85% to 2.00% or Eurodollar rates plus 75 to 150 basis points, depending on the type of collateral provided.

          A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which IMH and IWLG effectively pledges mortgages and mortgage-backed securities as collateral to secure a short-term loan.  Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the reverse repurchase agreement, IMH is required to repay the loan and correspondingly it receives its collateral. Under reverse repurchase agreements, IMH retains the beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote.  Upon payment default, the lending party may liquidate the collateral. IMH’s borrowing agreements require it to pledge cash, additional mortgages or additional securities backed by mortgages in the event the market value of existing collateral declines.  IMH may be required to sell assets to reduce its borrowings to the extent that cash reserves are insufficient to cover such deficiencies in collateral.  Interest expense on reverse repurchase agreements to fund the purchase of mortgages for the years ended December 31, 2002, 2001 and 2000 was $23.6 million, $30.8 million and $39.2 million, respectively.  The following tables present information regarding reverse repurchase agreements for the periods indicated (dollars in thousands):

	Type of Collateral	Committed	Reverse Repurchase Liability	Underlying Collateral	Maturity Date

As of December 31, 2001	Mortgages	No	$469,491	$489,113	N/A
As of December 31, 2002	Mortgages	No	$1,168,029	$1,207,745	N/A

          As of December 31, 2002 and 2001 reverse repurchase agreements includes accrued interest payable of $1.5 million and $488,000, respectively.  The following table presents certain information on reverse repurchase agreements for the periods indicated:

	For the year ended December 31,

	2002	2001

	(dollars in thousands)
Maximum month-end outstanding balance during period	$1,168,029	$663,306
Average balance outstanding for period	814,248	580,605
Weighted average rate for period	2.90%	5.31%

Note H—CMO Borrowings

          Interest rates on adjustable rate CMOs range from a low of 0.26% over one-month LIBOR on “AAA” credit rated bonds to a high of 4.13% over one-month LIBOR on “BBB” credit rated bonds.  As of December 31, 2002 interest rates on adjustable rate CMOs ranged from 0.26% to 2.75% over one-month LIBOR, or 1.64% to 4.13%.  Interest rates on fixed rate CMOs range from 5.25% to 12.00%, depending on the class of CMOs issued.  IMH Assets completed $3.9 billion and $1.5 billion in CMOs during the years ended December 31, 2002 and 2001, respectively.  For the years ended December 31, 2002, 2001 and 2000 interest expense on CMO borrowings was $117.8 million, $77.8 million and $80.3 million, respectively.

          The following table presents CMOs issued, CMOs outstanding for the periods indicated and certain interest rate information on each CMO (dollars in millions):

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issue Date	Issuance Name	Issuance Amount	CMOs Outstanding as of		Range of Fixed Interest Rates (%)	Range of Interest Rate Margins Over One-Month LIBOR (%)	Optional Redemption Date		Range of Interest Rate Margins After Adjustment Date (%)

			12/31/02	12/31/01

01/27/98	Impac CMB Trust Series 1998-1	$362.8	$45.8	$91.7	6.65-7.25	N/A	N/A		N/A
03/24/98	Impac CMB Trust Series 1998-2	220.2	33.6	62.2	6.70-7.25	N/A	N/A		N/A
06/24/99	Impac CMB Trust Series 1999-2	115.0	—	36.1	N/A	0.37	7/2006	(1)	0.74
01/25/00	Impac CMB Trust Series 2000-1	452.0	101.3	203.8	N/A	0.32-2.40	2/2010	(2)	0.64-3.60
11/21/00	Impac CMB Trust Series 2000-2	491.6	145.0	303.2	N/A	0.26-1.90	12/2010	(2)	0.52-2.85
05/23/01	Impac CMB Trust Series 2001-1	357.8	197.5	325.5	N/A	0.28-2.00	6/2011	(2)	0.56-3.00
08/27/01	Impac CMB Trust Series 2001-2	400.5	264.6	386.6	N/A	0.28-1.90	9/2011	(2)	0.56-2.85
10/25/01	Impac CMB Trust Series 2001-3	397.0	300.5	394.8	N/A	0.37-2.00	11/2011	(2)	0.74-3.00
12/17/01	Impac CMB Trust Series 2001-4	345.6	269.4	345.6	N/A	0.42-2.30	1/2012	(2)	0.84-3.45
02/25/02	Impac CMB Trust Series 2002-1	495.0	425.2	—	N/A	0.32-2.25	3/2012	(2)	0.64-3.38
04/23/02	Impac CMB Trust Series 2002-2	496.3	444.8	—	N/A	0.28-2.10	5/2012	(2)	0.56-3.15
06/21/02	Impac CMB Trust Series 2002-3	745.5	692.5	—	N/A	0.27-2.20	7/2012	(2)	0.54-3.30
08/27/02	Impac CMB Trust Series 2002-4F	199.0	194.1	—	6.00-11.75	N/A	N/A		N/A
08/23/02	Impac CMB Trust Series 2002-5	497.5	483.4	—	N/A	0.37-2.35	9/2012	(1)	0.74-3.53
10/24/02	Impac CMB Trust Series 2002-6F	199.0	200.3	—	5.50-11.75	N/A	N/A		N/A
10/24/02	Impac CMB Trust Series 2002-7	597.0	590.9	—	N/A	0.43-2.75	11/2012	(1)	0.86-4.13
11/22/02	Impac CMB Trust Series 2002-8	447.8	446.2	—	N/A	0.46-2.45	12/2012	(1)	0.92-3.68
12/20/02	Impac CMB Trust Series 2002-9F	199.0	202.0	—	5.25-12.00	N/A	N/A		N/A

		7,018.6	5,037.1	2,149.5
	Accrued interest	—	4.7	1.9

		$7,018.6	$5,041.8	$2,151.4

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

          Certain CMOs are guaranteed to certificate holders by a mortgage loan insurer, which give the CMOs the highest rating established by a nationally recognized rating agency.  Each issue of CMOs is fully payable from the principal and

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest payments on the underlying mortgages collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt and any investment income on such collateral.  CMOs typically are structured as adjustable rate securities that are indexed to one-month LIBOR and fixed rate securities with interest on adjustable and fixed rate CMOs payable to certificate holders monthly.

Note I—Borrowings Secured by Investment Securities Available-for-Sale

          In October 1999 IMH completed a re-securitization of a portion of its investment securities available-for-sale portfolio, which raised additional cash liquidity for IMH of approximately $23.4 million, at the time of execution, after repaying reverse repurchase agreements collateralized by the investment securities available-for-sale. As of December 31, 2002 and 2001 there was $7.1 million and $13.0 million, respectively, outstanding on the borrowings, which were secured by $21.6 million and $23.9 million, respectively, of investment securities available-for-sale. The outstanding borrowings are principal only notes with remaining discounts of $1.9 million and $3.5 million as of December 31, 2002 and 2001, respectively.  The notes represent senior or subordinated interests in trust funds primarily consisting of a pool of mortgages and are non-recourse obligations. The terms of the notes are dependent on the cash flows from the underlying certificates.

Note J—Segment Reporting

          Management internally reviews and analyzes its operating segments as follows:

•

the long-term investment operations, conducted by IMH, IMH Assets and IMCC, invests primarily in Alt-A single-family residential and multi-family mortgages and mortgage-backed securities secured by or representing interests in such mortgages and, to a lesser extent, in second mortgages;

•

the warehouse lending operations, conducted by IWLG, provides warehouse and repurchase financing to affiliated companies and to approved mortgage banks, most of which are correspondents of IFC, to finance mortgages; and

•	the mortgage operations, conducted by IFC and NFS, acquires and originates Alt-A mortgages and B/C mortgages from its network of third party correspondents, mortgage brokers and retail customers.

          The following table presents reporting segments as of and for the year ended December 31, 2002 (in thousands):

	Long-Term Investment Operations	Warehouse Lending Operations	(a) Eliminations	Consolidated

Balance Sheet Items:
CMO collateral	$5,149,680	$—	$—	$5,149,680
Total assets	5,597,049	1,266,227	(311,503)	6,551,773
Total stockholders’ equity	477,120	91,261	(264,893)	303,488
Income Statement Items:
Interest income	$187,799	$43,017	$(4,400)	$226,416
Interest expense	125,018	24,189	(4,400)	144,807
Equity in net earnings of IFC (b)	—	—	17,073	17,073
Net earnings	39,345	18,499	17,073	74,917

          The following table presents reporting segments as of and for the year ended December 31, 2001 (in thousands):

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Long-Term Investment Operations	Warehouse Lending Operations	(a) Eliminations	Consolidated

Balance Sheet Items:
CMO collateral	$2,229,168	$—	$—	$2,229,168
Total assets	2,490,564	543,536	(179,366)	2,854,734
Total stockholders’ equity	309,794	72,763	(179,192)	203,365
Income Statement Items:
Interest income	$122,502	$42,463	$(8,350)	$156,615
Interest expense	89,485	30,877	(8,350)	112,012
Equity in net loss of IFC (b)	—	—	10,912	10,912
Net earnings	11,799	10,467	10,912	33,178

          The following table presents reporting segments as of and for the year ended December 31, 2000 (in thousands):

	Long-Term Investment Operations	Warehouse Lending Operations	(a) Eliminations	Consolidated

Balance Sheet Items:
CMO collateral	$1,372,996	$—	$—	$1,372,996
Total assets	1,590,776	461,211	(153,149)	1,898,838
Total stockholders’ equity	262,416	62,296	(146,272)	178,440
Income Statement Items:
Interest income	$104,591	$53,940	$(11,452)	$147,079
Interest expense	96,325	39,223	(11,452)	124,096
Equity in net earnings of IFC (b)	—	—	(1,762)	(1,762)
Net earnings (loss)	(66,163)	13,612	(1,682)	(54,233)

(a)	Elimination of inter-segment balance sheet and income statement items.

(b)	IMH accounts for the mortgage operations using the equity method as it is an unconsolidated subsidiary of IMH.

Note K—Fair Value of Financial Instruments

          The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies, however, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2002		December 31, 2001

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(in thousands)
Assets
Cash and cash equivalents	$113,345	$113,345	$51,887	$51,887
Investment securities available-for-sale	26,065	26,065	32,989	32,989
CMO collateral, including allocated derivative assets	5,149,680	5,213,546	2,229,168	2,339,558
Finance receivables	1,140,248	1,140,248	466,649	466,649
Mortgages held-for-investment	57,536	56,490	20,078	12,991
Due from affiliates	14,500	14,500	14,500	14,500
Derivative assets	14,931	14,931	5,128	5,128
Liabilities
CMO borrowings, excluding accrued interest	$5,037,026	$5,058,705	$2,149,545	$2,147,391
Reverse repurchase agreements, excluding accrued interest	1,168,029	1,168,029	469,003	469,003
Borrowings secured by investment securities	7,134	6,970	12,997	12,607

          The fair value estimates as of December 31, 2002 and 2001 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.

          The following describes the methods and assumptions used by management in estimating fair values:

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

     CMO Collateral

          Fair value is estimated based on quoted market prices from dealers and brokers for similar types of mortgages.

     Finance Receivables

          Fair value approximates carrying amounts due to the short-term nature of the assets and do not present unanticipated interest rate or credit concerns.

     Mortgages Held-for-Investment

          Fair value is estimated based on estimates of proceeds that could be received from the sale of the underlying collateral of each mortgage.

     Due From/To Affiliates

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

     Short-term Commitments to Extend Credit

          Fees associated with warehouse lines of credit are not collected. Accordingly, these commitments do not have an estimated fair value.

Note L—401(k) Plan

          IWLG and IMCC do not have their own 401(k) plan. Therefore, employees of IWLG and IMCC participate in the 401(k) plan of IFC. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. IWLG and IMCC will match 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of management. IWLG’s and IMCC’s matching and discretionary contributions were not material for any period presented.

Note M—Related Party Transactions

     Cost Allocations

          IMH and IWLG pay the mortgage operations for management and operating services based upon usage which management believes is reasonable. Total cost allocations incurred by IMH and IWLG for the years ended December 31, 2002, 2001 and 2000 were $2.5 million, $1.7 million and $1.5 million, respectively.

          IMH and IFC entered into a premises operating sublease agreement to rent approximately 74,000 square feet of office space in Newport Beach, California, for a ten-year term, which expires in May 2008. IFC pays monthly rental expenses and allocates the cost to subsidiaries and affiliated companies on the basis of square footage occupied. Total expense allocated to IMH and IWLG for the years ended December 31, 2002, 2001, and 2000 was $147,000, $121, 000 and $113,000 respectively.

     Credit Arrangements

          IWLG maintains a $600.0 million uncommitted warehouse financing facility with IFC. Advances under the warehouse facility bears interest at Bank of America’s prime rate minus 0.50%.  As of December 31, 2002 and 2001

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts outstanding on IWLG’s warehouse line to the mortgage operations, excluding pledge balances, were $491.4 million and $174.1 million, respectively.  Interest income recorded by IWLG related to the warehouse line provided to IFC for the years ended December 31, 2002, 2001 and 2000 was $18.0 million, $18.4 million and $28.1 million, respectively.

          During the normal course of business IMH and subsidiaries may advance or borrow funds on a short-term basis with affiliated companies.  Advances to affiliates are reflected as “Due from affiliates” while borrowings are reflected as “Due to affiliates” on IMH’s balance sheet.  These short-term advances and borrowings bear interest at a fixed rate of 8% per annum.  As of December 31, 2002 and 2001 due to affiliates and due from affiliates was none.  Interest income recorded by IMH and subsidiaries related to short-term advances with affiliates for the years ended December 31, 2002, 2001 and 2000 was $1.2 million, $122,000 and $90,000, respectively.  Interest expense recorded by IMH and subsidiaries related to short-term borrowings with affiliates for the years ended December 31, 2002, 2001 and 2000 was $1.6 million, $250,000 and $25,000, respectively.

          During 1999 IMH advanced $14.5 million in cash to IFC at an interest rate of 9.50% per annum due June 30, 2004 in exchange for an interest only note to fund the operations of IFC and other strategic opportunities deemed appropriate by IFC. At December 31, 2002 and 2001 the amount outstanding on the note was $14.5 million.  Interest income recorded by IMH related to the note for the years ended December 31, 2002, 2001 and 2000 was $1.4 million.

     Transactions with the Mortgage Operations

          During the years ended December 31, 2002 and 2001 IMH purchased mortgages from the mortgage operations having a principal balance of $3.9 billion and $1.5 billion, respectively. The mortgages were purchased with premiums of $71.7 million and $24.4 million, respectively. Servicing rights on all mortgages purchased by IMH were retained by IFC.

          On February 20, 2001 IFC purchased $5.0 million of IMH’s Preferred Stock from LBP, Inc. (LBPI) at cost plus accumulated dividends.  On March 27, 2001 IFC purchased an additional $5.0 million of IMH’s Preferred Stock from LBPI for $5.25 million plus accumulated dividends.  In August 2001 the Preferred Stock was converted into 2,118,644 shares of IMH common stock. Subsequently, IFC sold 1.7 million shares of IMH common stock for a gain of $3.5 million.  As of December 31, 2002 IFC did not own any shares of IMH common stock

          The mortgage operations acts as a servicer of mortgages acquired on a “servicing-released” basis by IMH from the mortgage operations pursuant to the terms of a Servicing Agreement, which became effective on November 20, 1995. The mortgage operations subcontracts all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements.

     Indebtedness of Management

          In connection with the exercise of stock options by certain directors and employees of the Company, IMH made loans secured by IMH stock. The loans were made for a five-year term. In January 2002 these loans were paid in full. As of December 31, 2002 and 2001 total notes receivable from common stock sales was none and $920,000, respectively.  Interest income recorded by IMH related to the loans for the years ended December 31, 2002, 2001 and 2000 was $7,000, $39,000 and $50,000, respectively.

          On December 10, 2001 IFC provided William B. Ashmore, President of IFC, with a $600,000 adjustable rate mortgage to provide financing with an initial rate of 4.13%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.  As of December 31, 2002 and 2001 the outstanding principal balance on the mortgage was $587,000 and $600,000, respectively.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          On November 15, 2001 IFC provided Richard J. Johnson, Executive Vice President and Chief Financial Officer of IMH, with a $140,000 fixed rate mortgage to provide financing with an interest rate of 6.50%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.  Subsequently, this loan has been sold to a non-affiliate.

          On February 27, 2003 IFC provided William B. Ashmore, President of IFC, with a $295,600 fixed rate mortgage to provide financing with an initial rate of 5.50%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

Note O—Commitments and Contingencies

          IMH is a party to financial instruments with off-balance sheet risk in the normal course of business. Such instruments include short-term commitments to extend credit to borrowers under warehouse lines of credit, which involve elements of credit risk, lease commitments, and exposure to credit loss in the event of nonperformance by the counter-parties to the various agreements associated with loan purchases. Unless noted otherwise, IMH does not require collateral or other security to support such commitments.  Management uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Short-Term Loan Commitments

          IWLG’s warehouse lending program provides secured short-term revolving financing to small-and medium-size mortgage originators and affiliated companies to finance mortgages from the closing of the mortgages until sold to permanent investors. As of December 31, 2002 and 2001 IWLG had 64 and 57 committed lines of credit, respectively, extended in the aggregate principal amount of $1.1 billion and $1.7 billion, respectively.

     Lease Commitments

          IMH entered into a premises operating sublease agreement for approximately 74,000 square feet of office space in Newport Beach, California, which expires in May 2008. Minimum premises rental commitments under non-cancelable leases are as follows (in thousands):

Year 2003	$2,026
Year 2004	1,990
Year 2005	2,035
Year 2006	2,080
Year 2007	2,124
Year 2008 and thereafter	2,143

Total lease commitments	$12,398

          Rent expense associated with the premises operating lease is allocated between IMH, IWLG and IFC based on square footage.  IMH and IWLG’s combined portion of premises rental expense for the years ended December 31, 2002, 2001 and 2000 was $147,000, $121,000 and $113,000, respectively.

     Loan Purchase Commitments

          In the ordinary course of business, the mortgage operations is exposed to liability under representations and warranties made to purchasers and insurers of mortgages and the purchasers of servicing rights. Under certain circumstances, the mortgage operations is required to repurchase mortgages if there had been a breach of representations or warranties. IMH has guaranteed the performance obligation of the mortgage operations under such

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

representation and warranties related to mortgages included in securitizations. However, IMH does not anticipate nonperformance by such borrowers or counter-parties.

     Legal Proceedings

          On September 1, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et al. was filed in the Circuit Court for Clay County, Missouri, Case No. CV100-4263-CC, as a purported class action lawsuit alleging that the defendants violated Missouri’s Second Loans Act and Merchandising Practices Act.  In July 2001, the Missouri complaint was amended to include IMH and other Impac-related entities.  A plaintiffs class was certified on January 2, 2003.  Plaintiffs have also filed a motion to certify a defendant class, which motion will be held in abeyance pending resolution by the Missouri Supreme Court of certain issues relating to the applicable statute of limitations.  On August 2, 2001, a complaint captioned Frazier, et al. v. Preferred Credit, et al., was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis, Case No. CT004762-01.  This case was subsequently removed to federal court, Case No. 01-2714 (W.D. Tenn).  This was also stated as a purported class action lawsuit alleging violations of Tennessee’s usury statute and Consumer Protection Act.  On July 31, 2002, the matter was dismissed and plaintiffs then filed a motion for reconsideration of the ruling.  Plaintiffs’ motion was denied in its entirety by order dated March 7, 2003.  This case is currently dismissed as to all defendants.  On August 8, 2001, a complaint captioned Mattie L. Street v. PSB Lending Corp., et al., was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis, Case No. CT004888-01.  This case was subsequently removed to federal court, Case No. 01-2751 (W.D. Tenn.).  The Street action was also stated as a purported class action lawsuit alleging violations of Tennessee’s usury statute and Consumer Protection Act.  On July 31, 2002, the matter was dismissed and plaintiffs then filed a motion for reconsideration.  Plaintiffs’ motion was denied in its entirety by order dated March 6, 2003.  This case is currently dismissed as to all defendants.  On October 2, 2001, a complaint captioned Deborah Searcy, Shirley Walker, et al. vs. Impac Funding Corporation, Impac Mortgage Holdings, Inc. et al. was filed in the Wayne County Circuit Court, State of Michigan, as a purported class action lawsuit alleging that the defendants violated Michigan’s Secondary Mortgage Loan Act, Credit Reform Act and Consumer Protection Act.  In February 2003, the Court granted a motion to accept for filing an amended complaint adding certain defendants, including an Impac-related entity, and dropping others, including certain Impac-related entities.  Service of the amended complaint has not yet occurred.  On October 10, 2001, a complaint captioned Hayes v Impac Funding Corporation, et al. was filed in the Circuit Court of Vanderburgh County, Indiana as Case No. 82C01-0110-CP580.  This was stated as a purported class action lawsuit alleging a violation of the Indiana Uniform Consumer Credit Code when the loans were originated.  This matter was dismissed and the plaintiffs have noticed an appeal to the Indiana Court of Appeals.  This appeal remains pending.  On November 30, 2001, a complaint captioned Garry Lee Skinner and Judy Cooper Skinner, et al. v. Preferred Credit, et al. was filed in the Superior Court of Durham County, North Carolina as Case No. 1CV-05596.  This is stated as a purported class action alleging a violation of the North Carolina Interest Statutes and Unfair and Deceptive Trade Practices Act when the secondary mortgage loans were originated by the defendants.  A motion to dismiss the complaint has been filed.  This motion remains pending.

          All of the purported class action lawsuits are similar in nature in that they allege that the mortgage loan originators violated the respective state’s statutes by charging excessive fees and costs when making second mortgage loans on residential real estate.  The complaints allege that IFC was a purchaser, and is a holder, along with other Impac-related entities, of second mortgage loans originated by other lenders.  The plaintiffs in the lawsuits are seeking damages that include disgorgement, restitution, rescission, actual damages, statutory damages, exemplary damages, pre-judgement interest and punitive damages.  No material amount of damages are specified in the complaints.

          The Company believes that it has meritorious defenses to the above claims and intends to defend these claims vigorously.  Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to its ultimate outcome.

          The Company is a party to other litigation and claims, which are normal in the course of its operations.  While the results of such other litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such other matters will not have a material adverse effect on the Company.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note P—Derivative Instruments and Hedging Activities

          The long-term investment operations primarily acquires for long-term investment six-month LIBOR ARMs and hybrid ARMs.  Six-month LIBOR ARMs are generally subject to periodic and lifetime interest rate caps.  This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally six months, or over the life of the mortgage.  Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1% per semiannual adjustment.  Also, each ARM has a maximum lifetime interest rate cap.  Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations.  During a period of rapidly increasing or decreasing interest rates, financing costs would increase or decrease at a faster rate than the periodic interest rate adjustments on mortgages would allow, which could effect net interest income.  In addition, if market rates were to exceed the maximum interest rates of our ARMs, borrowing costs could increase while interest rates on ARMs would remain constant.  Additionally, hybrid ARMs that have initial fixed interest rate periods generally ranging from two to three years, and to a lesser extent five years, which subsequently convert to six-month LIBOR ARMs.  During a rapidly increasing or decreasing interest rate environment financing costs could increase or decrease more rapidly than would interest rates on mortgages, which would remain fixed until their next interest rate adjustment date.

          The mortgage loan investment portfolio is also subject to basis risk as the basis, or interest rate index, of mortgages and borrowings are tied to different interest indices.  For instance, six-month LIBOR ARMs are indexed to six-month LIBOR while CMO and reverse repurchase borrowings are indexed to one-month LIBOR.  Therefore, interest income would be received based on six-month LIBOR plus a spread but interest expense would be paid based on one-month LIBOR plus a spread.  These indices typically move in unison but may vary in unequal amounts.

          As mortgages are acquired from the mortgage operations, IMH purchases Caps at interest rate strike prices that are tied to a forward yield curve to hedge forecasted cash flows on CMO borrowings.  IMH purchases Caps at strike prices over the one-month LIBOR forward yield curve to correspond to forecasted CMO borrowing costs, which are indexed to one-month LIBOR.  A Cap allows the yield on an ARM to rise in an increasing interest rate environment just as the cost of related CMO borrowings would rise as we receive cash payments if one-month LIBOR were to reach the contractual strike price of the Cap.  The Cap would provide protection for (1) periodic and lifetime cap limitations on the mortgage that are absent on the related borrowings, and (2) mismatched interest rate adjustment periods.  Simultaneously with the purchase of Caps, IMH may also sell Floors at interest rate strike prices that are below the one-month LIBOR forward yield curve.  The sale of a Floor allows IMH to offset the cost of the Cap.  Yields on ARMs would decrease in a decreasing interest rate environment just as the cost of related borrowings could decrease as payments would be required if one-month LIBOR were to reach the contractual strike price of the Floor.  IMH also purchases Swaps whereby it receives cash payments based on one-month LIBOR and makes cash payments at a fixed rate. Swaps have the effect of fixing outstanding borrowing on a similar notional amount of Swaps and, as a result, can reduce the interest rate variability of borrowings.  The purchase of derivatives protects net interest income during periods of increasing interest rates while maintaining a steady stream of cash flows if interest rates decline.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following table summarizes the notional amount (in thousands), weighted average strike price and low and high strike prices of Caps, Floors and Swaps that were acquired to hedge the variability of interest rates and corresponding cash flows on CMO borrowings for the interest due dates indicated:

	Interest Rate Caps (1)			Interest Rate Floors				Interest Rate Swaps

Interest Due Date	Notional Balance	Weighted Average Strike	Low Strike	Notional Balance	Weighted Average Strike	Low Strike	High Strike	Notional Balance	Weighted Average Fixed Rate	Low Fixed Rate	High Fixed Rate

Jan 2003	$3,013,300	4.16%	1.90%	$1,624,596	3.63%	2.62%	4.68%	$935,503	2.65%	2.05%	5.18%
Feb 2003	2,929,466	4.08	1.79	1,585,277	3.56	2.66	4.50	941,384	2.64	2.05	5.18
Mar 2003	2,825,653	4.10	1.84	1,547,650	3.60	1.84	5.23	936,524	2.64	2.05	5.18
Apr 2003	2,720,175	4.34	2.03	1,502,007	3.83	1.84	5.44	930,935	2.64	2.05	5.18
May 2003	2,596,248	4.33	2.03	1,457,946	3.83	1.84	5.44	924,618	2.64	2.05	5.18
June 2003	2,484,014	4.37	2.12	1,414,711	3.83	3.32	4.80	887,907	2.56	2.05	5.18
July 2003	2,376,644	4.60	2.39	1,330,292	3.97	1.84	5.66	861,991	2.51	2.05	5.18
Aug 2003	2,239,429	4.56	2.39	1,211,940	3.93	2.09	5.40	854,410	2.51	2.05	5.18
Sep 2003	2,112,970	4.61	2.54	1,102,832	3.94	2.34	5.03	846,117	2.51	2.05	5.18
Oct 2003	2,022,564	4.81	2.88	1,036,466	4.11	2.59	5.55	837,126	2.51	2.05	5.18
Nov 2003	1,771,388	4.89	2.88	911,333	4.16	4.07	5.18	827,455	2.51	2.05	5.18
Dec 2003	1,616,238	4.99	3.01	825,602	4.22	3.09	5.59	817,118	2.51	2.05	5.18
Jan 2004	1,422,535	5.23	3.42	743,881	4.37	4.47	5.27	806,135	2.51	2.05	5.18
Feb 2004	1,290,226	5.07	3.31	702,961	4.36	4.33	5.30	794,527	2.51	2.05	5.18
Mar 2004	1,051,052	5.11	3.43	623,460	4.36	3.59	5.67	782,316	2.51	2.05	5.18
Apr 2004	717,354	5.18	3.74	355,711	4.23	3.59	5.75	769,528	2.51	2.05	5.18
May 2004	590,377	5.10	3.74	310,753	4.23	4.54	5.43	756,186	2.51	2.05	5.18
June 2004	509,406	5.12	3.83	242,025	4.40	3.59	5.77	738,558	2.50	2.05	3.70
July 2004	288,158	5.32	4.05	151,673	4.66	3.59	5.82	724,248	2.50	2.05	3.70
Aug 2004	165,490	5.71	4.05	87,774	4.63	3.59	5.55	709,469	2.50	2.05	3.70
Sep 2004	118,649	6.23	4.68	79,769	4.59	3.59	4.91	536,647	2.46	2.05	3.70
Oct 2004	113,771	6.29	4.80	75,640	4.62	3.59	5.51	504,068	2.46	2.05	3.70
Nov 2004	102,987	6.36	4.80	65,592	4.60	3.59	5.51	300,860	2.50	2.05	3.70
Dec 2004	77,605	6.42	4.87	59,003	4.61	3.59	5.55	182,480	2.70	2.10	3.70
Average Notional Balance of Derivatives	$16,015			$15,261				$9,873
Weighted Average Strike		4.62%			3.95%				2.60%

(1)	The high strike price for each period indicated is 10.25%.

          The strike prices of Caps and Floors are based on one-month LIBOR as that is the interest rate index that is used to set interest rates on adjustable rate CMO borrowings.  As of December 31, 2002 one-month LIBOR was 1.38%.  Since one-month LIBOR was below the majority of strike prices on Caps during 2002, we did not receive significant cash from these derivative instruments in 2002.  Conversely, we made cash payments on many Floors during 2002 as we paid the interest rate differential between the Floor strike price and the one-month LIBOR rate, which was generally lower than Floor strike prices.  We made cash payments on many Floors as we hold short positions on the majority of Floors.  We originally sold Floors to offset our cost of acquiring long positions in Caps.  If one-month LIBOR rises and approaches the Floor strike prices, we will pay less on the Floors.

          We primarily acquired Caps and Floors during the first half of 2002 and throughout 2001 to protect net interest income during a potentially rising interest rate environment.  With market volatility and uncertainty and the associated risk involved which was occurring during 2001 and that was further exacerbated by the terrorist events of September 11, 2001, we felt it was prudent, at the time, to protect net interest margins from possible extreme interest rate increases by acquiring Caps and Floors.  However, because interest rates continued to decline to all-time lows during 2002, we began

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to acquire Swaps to essentially convert our adjustable rate CMO borrowings with fixed rate derivative instruments.  For instance, we receive one-month LIBOR on the Swaps, which offsets our interest expense on adjustable rate CMO borrowings, and we pay a fixed interest rate.  We continued to acquire Swaps to manage interest rate risk during the first quarter of 2003.

          On January 1, 2001 IMH adopted SFAS 133 and the fair market value of derivatives were reflected in financial condition and results of operations.  On August 10, 2001 the Derivatives Implementation Group (DIG) of the FASB published DIG G20, which further interpreted SFAS 133.  On October 1, 2001 IMH adopted the provisions of DIG G20 and net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20.

          The following table presents certain information related to derivatives and the related component in the financial statements as of December 31, 2002 (dollars in thousands):

	Fair Value of Derivatives	Index	Related Amount in OCI	Unamortized Derivative Instruments	Related Amount in Derivative Asset Account	Related Amount in CMO Collateral

Derivatives not associated with CMOs	$(15,515)	1 mo. LIBOR	$(9,693)	$(5,822)	$(15,515)	$—
Cash in margin account	30,446	N/A	—	—	30,446	—
Derivatives associated with CMOs	(30,332)	1 mo. LIBOR	(39,464)	9,132	—	(30,332)
99% of OCI activity at IFC	—	Fannie Mae	(1,035)	—	—	—

Totals	$(15,401)		$(50,192)	$3,310	$14,931	$(30,332)

          The following table presents certain information related to derivative instruments and hedging activities as of December 31, 2001 (dollars in thousands):

	Fair Value of Derivatives	Index	Related Amount in OCI	Unamortized Derivative Instruments	Related Amount in Derivative Asset Account	Related Amount in CMO Collateral

Derivatives not associated with CMOs	$(13,659)	1 mo. LIBOR	$(15,240)	$1,581	$(13,659)	$—
Cash in margin account	18,787	N/A	—	—	18,787	—
Derivatives associated with CMOs	(4,372)	1 mo. LIBOR	(12,722)	8,350	—	(4,372)
99% of OCI activity at IFC	(158)	Fannie Mae	(90)	—	—	—

Totals	$598		$(28,052)	$9,931	$5,128	$(4,372)

Note Q—Stock Option Plans

          The Stock Option Plans are administered by the board of directors (the Administrator). ISOs may be granted to the officers and key employees of the Company. NQSOs and Awards may be granted to directors, officers and key employees of the Company. The exercise price for any NQSO or ISO granted under the Stock Option Plans may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the fair market value of the shares of common stock at the time the NQSO or ISO is granted.

          The total number of shares initially reserved and available for issuance under the 2001 Plan was 1.0 million shares. However, on the beginning of each calendar year the maximum number of shares available for issuance may increase by 3.5% of the total number of shares of stock outstanding or a lesser amount determined by the board of directors. Pursuant to this provision, in January of 2003 and 2002, the 2001 Plan increased by an additional 1.5 million and 1.1 million shares, respectively, available for grant. Unless previously terminated by the board of directors, no options or

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Awards may be granted under the 2001 Plan after March 27, 2011. The total number of shares reserved and available for issuance under the 1995 Plan is 67,390 and under the 2001 Plan is 315,319. Unless previously terminated by the board of directors, no options or awards may be granted under the 1995 Plan after August 31, 2005.

          Options granted under the Stock Option Plans will become exercisable in accordance with the terms of the grant made by the Administrator. Awards will be subject to the terms and restrictions of the award made by the Administrator. The Administrator has discretionary authority to select participants from among eligible persons and to determine at the time an option or Award is granted and, in the case of options, whether it is intended to be an ISO or a NQSO, and when and in what increments shares covered by the option may be purchased. As of December 31, 2002 and 2001 options to purchase 934,990 shares and 761,163 shares, respectively, were exercisable and 382,709 shares and 225,390 shares, respectively, were reserved for future grants under the Stock Option Plans.  Option transactions for the periods indicated are summarized as follows:

	For the year ended December 31,

	2002		2001		2000

	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Options outstanding at beginning of year	1,634,501	$5.99	253,856	$4.15	674,891	$9.89
Options granted.	962,750	10.88	1,571,000	6.06	112,500	3.56
Options exercised	(150,824)	6.59	(161,109)	4.03	—	—
Options forfeited/cancelled	—	—	(29,246)	4.34	(533,535)	11.28

Options outstanding at end of year	2,446,427	$7.88	1,634,501	$5.99	253,856	$4.15

          The following table presents information about fixed stock options outstanding at December 31, 2002:

	Stock Options Outstanding			Options Exercisable

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (mos.)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)

$2.70-4.00	48,335	4.23	$3.82	24,999	$3.81
4.18-4.18	652,500	8.24	4.18	652,500	4.18
4.44-7.60	101,170	7.99	6.40	97,500	6.37
7.68-7.68	681,672	2.56	7.68	159,991	7.68
9.38-9.38	11,250	9.24	9.38	—	—
9.40-9.40	11,250	9.24	9.40	—	—
9.42-9.42	11,250	9.24	9.42	—	—
10.54-10.54	50,000	3.33	10.54	—	—
10.95-10.95	872,500	3.58	10.95	—	—
11.80-11.80	6,500	2.73	11.80	—	—

	2,446,427	4.80	7.88	934,990	5.00

          In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148), an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note R—Stockholders’ Equity

          During 2000 the board of directors authorized the repurchase up to $3.0 million of common stock, $0.01 par value, in open market purchases from time to time at the discretion of management; the timing and extent of the repurchases were dependent on market conditions.  During 2001 and 2000 IMH repurchased 1,015,950 shares of its common stock for $2.3 million.  All repurchased shares were canceled.  During 2002 IMH did not repurchase any shares of common stock.

          On October 7, 1998 the board of directors adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each outstanding share of common stock. The dividend distribution was made on October 19, 1998 payable to stockholders of record on that date. The rights are attached to IMH’s common stock. The rights will be exercisable and trade separately only in the event that a person or group acquires or announces the intent to acquire 10 percent or more of IMH’s common stock (unless the offer to acquire the shares is approved by a majority of the board of directors who are not affiliates of the acquirer). Each right will entitle stockholders to buy one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $30.00. If IMH is acquired in a merger or other transaction after a person has acquired 10 percent or more of IMH outstanding common stock, each right will entitle the stockholder to purchase, at the right’s then-current exercise price, a number of the acquiring company’s common shares having a market value of twice such price. In addition, if a person or group acquires 10 percent or more of the IMH’s common stock, each right will entitle the stockholder, other than the acquiring person, to purchase, at the right’s then-current exercise price, a number of shares of IMH’s common stock having a market value of twice such price. Following the acquisition by a person of 10 percent or more of the IMH’s common stock and before an acquisition of 50 percent or more of the common stock, the board of directors may exchange the rights, other than the rights owned by such person, at an exchange ratio of one share of common stock per right. Before a person or group acquires beneficial ownership of 10 percent or more of IMH’s common stock, the rights are redeemable for $0.0001 per right at the option of the board of directors. The rights will expire on October 19, 2008. The rights distribution is not taxable to stockholders. The rights are intended to enable all stockholders to realize the long-term value of their investment in the Company.

Note S—Reconciliation of Earnings (Loss) Per Share

          The following table presents the computation of basic and diluted net earnings (loss) per share, as if all stock options and cumulative convertible preferred stock (Preferred Stock) was outstanding for the periods indicated (in thousands, except per share data):

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31,

	2002	2001	2000

Numerator for basic earnings per share:
Earnings (loss) before extraordinary item and cumulative effect of change in accounting principle	$74,917	$34,801	$(54,233)
Extraordinary item	—	(1,006)	—
Cumulative effect of change in accounting principle	—	(617)	—

Earnings (loss) after extraordinary item and cumulative effect change in accounting principle	74,917	33,178	(54,233)
Less: Cash dividends on cumulative convertible preferred stock	—	(1,575)	(3,150)

Net earnings (loss) available to common stockholders	$74,917	$31,603	$(57,383)

Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	40,099	23,510	21,270

Denominator for diluted earnings per share:
Diluted weighted average number of common shares outstanding during the period	40,099	27,730	21,270
Net effect of dilutive stock options	674	222	—

Diluted weighted average common shares	40,773	27,952	21,270

Net earnings (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$1.87	$1.41	$(2.70)

Diluted	$1.84	$1.25	$(2.70)

Net earnings (loss) per share:
Basic	$1.87	$1.34	$(2.70)

Diluted	$1.84	$1.19	$(2.70)

          The anti-dilutive effects of stock options outstanding as of December 31, 2002, 2001 and 2000 was 405,975, 348,475 and 669,391, respectively. The anti-dilutive effects of outstanding Preferred Stock as of December 31, 2002, 2001 and 2000 was none, none and 6,355,932, respectively. The dilutive effect of 6,355,932 of Preferred Stock as of December 31, 2000 was not used to calculate net earnings (loss) per share because IMH had a net loss during 2000. Terms of the Preferred Stock acquisition provided for a downward adjustment of the conversion price if, among other things, certain earnings levels were not attained by IMH through June 30, 1999.  The change in the Preferred Stock conversion price during 2000 from $4.95 to $4.72 per share resulted in 6,355,932 in common stock equivalent shares outstanding as of December 31, 2000.

Note T—Quarterly Financial Data (unaudited)

          Selected quarterly financial data for 2002 follows (in thousands, except per share data):

	For the Three Months Ended,

	December 31,	September 30,	June 30,	March 31,

Net interest income	$25,299	$23,109	$17,554	$15,647
Provision for loan losses	6,546	5,361	4,234	3,707
Non-interest income	5,546	3,977	6,407	5,652
Non-interest expense	2,190	2,291	2,002	1,943
Net earnings	22,109	19,434	17,725	15,649
Net earnings per share – diluted (1)	0.50	0.47	0.45	0.44
Dividends declared per share	0.48	0.45	0.44	0.43

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Selected quarterly financial data for 2001 follows (in thousands, except per share data):

	For the Three Months Ended,

	December 31,	September 30,	June 30,	March 31,

Net interest income	$13,772	$11,387	$10,551	$8,893
Provision for loan losses	6,255	2,615	3,905	4,038
Non-interest income	6,104	4,361	4,789	2,125
Non-interest expense, including extraordinary item and Cumulative effect of change in accounting principle	(1,341)	4,842	2,652	5,838
Net earnings	14,962	8,291	8,783	1,142
Net earnings per share – diluted (1)	0.48	0.31	0.33	0.04
Dividends declared per share	0.44	0.25	—	—

(1)	Diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note U—Impac Funding Corporation

          The following condensed financial information summarizes the financial condition and results of operations of Impac Funding Corporation for the periods indicated:

Condensed Consolidated Balance Sheets

(in thousands)

	At December 31,

	2002	2001

ASSETS
Cash and cash equivalents	$22,773	$28,612
Securities available-for-sale	129	3,394
Mortgages held-for-sale	495,877	174,172
Mortgage servicing rights	8,274	8,468
Premises and equipment, net	4,948	5,333
Accrued interest receivable	430	130
Other assets	43,155	19,693

Total assets	$575,586	$239,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings from IWLG	$491,383	$174,136
Due to affiliates	14,500	14,500
Deferred revenue	5,088	4,479
Accrued interest expense	1,068	453
Other liabilities	42,550	26,914

Total liabilities	554,589	220,482

Shareholders’ equity:
Preferred stock	18,053	18,053
Common stock	182	182
Retained earnings	25,969	8,722
Cumulative dividends declared	(21,984)	(8,984)
Accumulated other comprehensive income (loss)	(1,223)	1,347

Total shareholders’ equity	20,997	19,320

Total liabilities and shareholders’ equity	$575,586	$239,802

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations
(in thousands)

	For the year ended December 31,

	2002	2001	2000

Net interest income:
Total interest income	$30,393	$24,175	$28,649
Total interest expense	22,125	20,865	30,056

Net interest income (expense)	8,268	3,310	(1,407)

Non-interest income:
Gain on sale of loans	71,064	46,949	19,727
Loan servicing income (expense)	(1,863)	2,140	6,286
Other income	2,140	5,005	1,105

Total non-interest income	71,341	54,094	27,118

Non-interest expense:
General and administrative and other expense	42,048	29,257	19,634
Amortization of mortgage servicing rights	4,059	4,519	5,179
Provision for repurchases	2,806	3,498	371
Impairment of mortgage servicing rights	855	825	—
Write-down of securities available-for-sale	—	—	1,537

Total non-interest expense	49,768	38,099	26,721

Earnings (loss) before income taxes	29,841	19,305	(1,010)
Income taxes	12,595	8,300	770

Earnings (loss) before cumulative effect of change in accounting principle	17,246	11,005	(1,780)
Cumulative effect of change in accounting principle	—	17	—

Net earnings (loss)	$17,246	$11,022	$(1,780)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Impac Funding Corporation:

          We have audited the accompanying consolidated balance sheets of Impac Funding Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive earnings (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Funding Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for derivative instuments and hedging activities in 2001.

KPMG LLP

Orange County, California
January 29, 2003, except as to the last paragraph
to Note J to the consolidated financial statements,
which is as of February 27, 2003

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	At December 31,

	2002	2001

ASSETS
Cash and cash equivalents	$22,773	$28,612
Securities available-for-sale	129	3,394
Mortgages held-for-sale	495,877	174,172
Mortgage servicing rights	8,274	8,468
Premises and equipment, net	4,948	5,333
Accrued interest receivable	430	130
Other assets	43,155	19,693

Total assets	$575,586	$239,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings from IWLG	$491,383	$174,136
Due to affiliates	14,500	14,500
Deferred revenue	5,088	4,479
Accrued interest expense	1,068	453
Other liabilities	42,550	26,914

Total liabilities	554,589	220,482

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized; 10,000 shares issued and outstanding at December 31, 2002 and 2001	18,053	18,053
Common stock, no par value; 10,000 shares authorized; 10,000 shares issued and outstanding at December 31, 2002 and 2001	182	182
Retained earnings	25,968	8,722
Cumulative dividends declared	(21,984)	(8,984)
Accumulated other comprehensive income (loss)	(1,222)	1,347

Total shareholders’ equity	20,997	19,320

Total liabilities and shareholders’ equity	$575,586	$239,802

See accompanying notes to consolidated financial statements.

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS (LOSS)

(in thousands)

	For the year ended December 31,

	2002	2001	2000

INTEREST INCOME:
Mortgages held-for-sale	$27,486	$23,044	$28,009
Other interest income	2,907	1,131	640

Total interest income	30,393	24,175	28,649
INTEREST EXPENSE:
Borrowings from IWLG	18,044	18,362	28,063
Other affiliated borrowings	3,722	2,010	1,604
Other non-affiliated borrowings	359	493	389

Total interest expense	22,125	20,865	30,056

Net interest income (expense)	8,268	3,310	(1,407)

NON-INTEREST INCOME:
Gain on sale of loans	71,064	46,949	19,727
Loan servicing income (expense)	(1,863)	2,140	6,286
Gain on sale of investment securities	1,708	3,710	51
Other income	432	1,295	1,054

Total non-interest income	71,341	54,094	27,118

NON-INTEREST EXPENSE:
Personnel expense	25,746	16,559	9,766
General and administrative and other expense	7,486	3,757	3,636
Amortization of mortgage servicing rights	4,059	4,519	5,179
Professional services	3,865	2,286	2,535
Provision for repurchases	2,806	3,498	371
Equipment expense	2,475	2,583	1,414
Occupancy expense	2,406	1,983	1,626
Data processing expense	1,770	1,743	657
Impairment of mortgage servicing rights	855	825	—
Mark-to-market (gain) loss – SFAS 133	(1,700)	346	—
Write-down of investment securities available-for-sale	—	—	1,537

Total non-interest expense	49,768	38,099	26,721

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	29,841	19,305	(1,010)
Income taxes	12,595	8,300	770

Earnings (loss) before cumulative effect of change in accounting principle	17,246	11,005	(1,780)
Cumulative effect of change in accounting principle	—	17	—

Net earnings (loss)	17,246	11,022	(1,780)
Less: Cash dividends on preferred stock	(12,870)	(8,894)	—

Net earnings (loss) available to common shareholders	4,376	2,128	(1,780)

Other comprehensive earnings (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(1,092)	1,361	(15)
Less: Reclassification of gains (losses) included in income	(1,477)	—	168

Net unrealized gains (losses) arising during period	(2,569)	1,361	153

Comprehensive earnings (loss)	$14,677	$12,383	$(1,627)

See accompanying notes to consolidated financial statements.

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollar amounts in thousands)

	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Retained Earnings (Accumulated Deficit)	Cumulative Dividends Declared	Accumulated Other Comprehensive Gain(Loss)	Total Shareholders’ Equity

Balance, December 31, 1999	10,000	$18,053	10,000	$182	$(520)	$—	$(167)	$17,548
Net loss, 2001	—	—	—	—	(1,780)	—	—	(1,780)
Other comprehensive income	—	—	—	—	—	—	153	153

Balance, December 31, 2000	10,000	18,053	10,000	182	(2,300)	—	(14)	15,921
Net earnings, 2001	—	—	—	—	11,022	—	—	11,022
Securities valuation allowance	—	—	—	—	—	—	1,452	1,452
Other comprehensive loss	—	—	—	—	—	—	(91)	(91)
Dividends declared	—	—	—	—	—	(8,984)	—	(8,984)

Balance, December 31, 2001	10,000	18,053	10,000	182	8,722	(8,984)	1,347	19,320
Net earnings, 2002	—	—	—	—	17,246	—	—	17,246
Other comprehensive loss	—	—	—	—	—	—	(2,569)	(2,569)
Dividends declared	—	—	—	—	—	(13,000)	—	(13,000)

Balance, December 31, 2002	10,000	$18,053	10,000	$182	$25,968	$(21,984)	$(1,222)	$20,997

See accompanying notes to consolidated financial statements.

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$17,246	$11,022	$(1,780)
Adjustments to reconcile net earnings (loss) to net cash (used in)provided by operating activities:
Provision for repurchases	2,806	3,498	371
Gain on sale of loans	71,064	46,949	19,727
Depreciation and amortization	6,429	7,011	6,280
Amortization of deferred revenue	(2,654)	(1,914)	(2,313)
Impairment of mortgage servicing rights	855	825	—
Net change in accrued interest receivable	(300)	910	(992)
Net change in other assets and liabilities	(10,802)	3,355	6,058
Net change in deferred taxes	2,787	5,547	(150)
Net change in deferred revenue	3,263	1,367	(296)
Gain on sale of investment securities available-for-sale	(1,708)	(3,710)	(51)
Write-down of investment securities available-for-sale	—	—	1,537
Purchase of mortgages held-for-sale	(6,044,162)	(3,203,559)	(2,112,724)
Sale of and principal reductions on mortgages held-for-sale	5,648,016	3,256,542	1,884,847
Net change in accrued interest expense	615	(1,723)	1,333

Net cash (used in) provided by operating activities	(306,545)	126,120	(198,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to master servicing rights and mortgage servicing rights	(4,720)	(2,874)	(496)
Purchase of securities available-for-sale	—	(10,250)	—
Sale of securities available-for-sale	3,164	11,965	—
Purchase of premises and equipment	(1,985)	(2,788)	(2,563)

Net cash used in investing activities	(3,541)	(3,947)	(3,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from Impac Warehouse Lending Group	317,247	(92,858)	200,869
Dividends paid	(13,000)	(8,984)	—
Net change in other borrowings	—	—	(181)

Net cash provided by (used in) financing activities	304,247	(101,842)	200,688

Net change in cash and cash equivalents	(5,839)	20,331	(524)
Cash and cash equivalents at beginning of year	28,612	8,281	8,805

Cash and cash equivalents at end of year	$22,773	$28,612	$8,281

SUPPLEMENTARY INFORMATION:
Interest paid	$21,510	$22,588	$28,723
Taxes paid	14,983	7,010	24
Conversion of IMH preferred stock to common stock	—	10,250	—

See accompanying notes to consolidated financial statements.

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Business and Significant Accounting Policies

1.        Business and Financial Statement Presentation

          The mortgage operations are conducted by Impac Funding Corporation (IFC), Impac Lending Group (ILG), a division of IFC, and Novelle Financial Services, Inc. (Novelle) and Impac Secured Assets Corporation (ISAC), wholly-owned subsidiaries of IFC, collectively (the mortgage operations).  The mortgage operations acquire, originate, sell and securitize primarily adjustable and fixed rate non-conforming Alt-A mortgages (Alt-A mortgages) and, to a lesser extent, sub-prime mortgages (B/C mortgages) from correspondents, mortgage brokers and retail customers.  Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines.

          IFC acquires primarily adjustable and fixed rate Alt-A mortgages from its network of third party correspondents.  Correspondents originate and close mortgages under IFC’s mortgage programs on a flow (loan-by-loan) basis or through bulk sale commitments.  Correspondents include savings and loan associations, commercial banks and mortgage bankers and brokers.  IFC acts as an intermediary between the originators of mortgages that do not meet the guidelines for purchase by Fannie Mae and Freddie Mac and permanent investors in mortgage-backed securities secured by or representing an ownership interest in mortgages.  ILG markets, underwrites, processes and funds mortgages for both wholesale and retail customers.  ILG works directly with mortgage brokers to originate, underwrite and fund their mortgages.  Many of ILG’s wholesale customers cannot conduct business with the mortgage operations as correspondents because they do not meet the higher net worth requirements.  Through its retail channel, ILG markets mortgages directly to the public.  ILG offers the same mortgage programs to its mortgage brokers and retail customers that are offered by IFC.  Novelle is a wholly-owned subsidiary of IFC that originates B/C mortgages through a network of wholesale brokers and subsequently sells its loans to third party investors for cash gains.  Novelle began operations during September of 2001 in San Diego, California, where it is currently headquartered, with capital provided by IFC.  ISAC is a wholly-owned specialty purpose entity through which the mortgage operations issues its Real Estate Mortgage Investment Conduit (REMICs).

          The consolidated financial statements include the operations of IFC and its subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the mortgage banking industry.  All significant inter-company balances and transactions with IFC’s consolidated subsidiaries have been eliminated in consolidation.  Interest income and interest expense on affiliated short-term advances or borrowings have been earned or paid at the rate of 8% per annum.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation.  Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

2.        Cash and Cash Equivalents

          For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash and money market mutual funds. Investments with maturities of three months or less at date of acquisition are considered to be cash equivalents.

3.        Gain on Sale of Loans

          The mortgage operations recognizes gains or losses on the sale of mortgages when the sales transaction settles or upon the securitization of the mortgages when the risks of ownership have passed to the purchasing party. Gains

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and losses may be increased or decreased by the amount of any servicing released premiums received and costs associated with the acquisition or origination of mortgages. Gain on sale of loans or securities to IMH are deferred and accreted over the estimated life of the mortgages or securities using the interest method.  A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than a beneficial interest in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. To determine the value of the securities, management estimates future rates of prepayments, prepayment penalties to be received, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

4.        Securities Available-for-Sale and Securities Held-for-Trading

          Investment and mortgage-backed securities are classified as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment and mortgage-backed securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses, net of related income taxes, as a separate component of shareholders’ equity, and trading securities are reported at fair value with unrealized gains and losses reported in operations.  Investment securities are held as available-for-sale reported at fair value with unrealized gains and losses net of related income taxes reported as a separate component of shareholders’ equity. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method.

          Residual interests in securitization of mortgages are recorded as a result of the sale of mortgages through securitizations. The mortgage operations sell a portfolio of mortgages to ISAC that has been established for the limited purpose of buying and reselling mortgages. ISAC then transfers the same mortgages to a REMIC or owners trust (the Trust). The Trust issues interest-bearing asset-backed securities in an amount equal to the aggregate principal balance of the mortgages. The mortgage operations typically sell these certificates at face value and without recourse except for representations and warranties customary to the mortgage banking industry. Credit enhancement may be provided for the benefit of the investors in the form of additional collateral (over-collateralization) held by the Trust. The over-collateralization account is required to be maintained at specified levels.

          At the closing of each securitization, mortgages held-for-sale are removed from the consolidated balance sheets and cash received and the estimated fair value of the portion of the mortgages retained from the securitizations (Residuals) is added to the consolidated balance sheet. The Residuals consist of the over-collateralization account and the net interest receivables, which represent the estimated cash flows to be received by the Trust in the future. The excess of the cash received and the assets retained over the carrying value of the mortgages sold, less transaction costs, equals the net gain on sale of loans recorded by the mortgage operations.

          The basis in the mortgages is allocated between the portion of the mortgages sold through the certificates and the portion retained based on the relative fair values of those portions on the date of the sale.  Gains or losses attributable to the changes in the fair value of the residuals, which are recorded at estimated fair value and accounted for as held-for-trading securities, may be recognized. The market for the purchase or sale of residuals is not considered liquid. Management determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate, which management believes is commensurate with the risks involved. Some of the residual interests generated by the mortgage operations are sold to IMH and accounted for as available-for-sale securities at IMH, although, the mortgage operations has not sold any mortgage-backed securities to IMH since 1999.

          The mortgage operations receive periodic servicing fees for the servicing and collection of the mortgages as master servicer of the securitized mortgages. The mortgage operations is also entitled to the cash flows from the residual that represent collections on the mortgages in excess of the amounts required to pay the certificate

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

principal and interest, the servicing fees and certain other fees such as trustee and custodial fees. At the end of each collection period, cash collected from the mortgages are allocated to the base servicing and other fees for the period, then to the certificate holders for interest at the pass-through rate on the certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the over-collateralization account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related over-collateralization account, the excess is released to the mortgage operations. If the over-collateralization account balance is not at the required credit enhancement level, the excess cash collected is retained in the over-collateralization account until the specified level is achieved. The cash and collateral in the over-collateralization account is restricted from use by the mortgage operations. Pursuant to certain servicing agreements, cash held in the over-collateralization accounts may be used to make accelerated principal pay downs on the certificates to create additional excess collateral in the over-collateralization account.

5.        Mortgages Held-for-Sale

          Mortgages held-for-sale are stated at the lower of cost or market in the aggregate as determined by outstanding commitments from investors or current investor yield requirements. Interest is recognized as revenue when earned according to the terms of the mortgages and when, in the opinion of management, it is collectible. Nonrefundable fees and direct costs associated with the origination or purchase of mortgages are deferred and recognized when the mortgages are sold as gain or loss on sale of loans.

6.        Premises and Equipment

          Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically, three to seven years.

7.        Master Servicing Rights and Mortgage Servicing Rights

          Master Servicing Rights. Master servicing rights on mortgages sold are generally retained.  Master servicing fees receivable represent the present value of the difference between the interest rate on mortgages purchased or acquired and the interest rate received by investors who purchase the securities backed by such loans, in excess of the normal loan servicing fees charged by either the mortgage operations on loans acquired “servicing released” or correspondents who sold mortgages to the mortgage operations with “servicing retained.”  Master servicing fees receivable have characteristics similar to interest-only securities.  Accordingly, master servicing fees receivable have many of the same risks inherent in interest-only securities, including the risk that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. Master servicing fees receivable are retained for investment. Accordingly, if the mortgage operations had to sell these receivables, the value received may or may not be at or above the values at which the mortgage operations carried them on the balance sheet.  In determining present value of future cash flows, management uses a market discount rate.  Prepayment assumptions are based on recent evaluations of the actual prepayments of the mortgage operations servicing portfolio or on market prepayment rates on new portfolios and the interest rate environment at the time the master servicing fees receivable are created.  As of December 31, 2002 management used estimates for mortgage prepayment rates ranging from 20% to 37%.

          Mortgage Servicing Rights. A portion of the cost of acquiring a mortgage is allocated to mortgage servicing rights (MSRs) based on its fair value relative to the components of the mortgage. Gain or loss on the sale of MSRs is recognized when the sales contract has been executed and ownership is determined to have passed to the purchasing party. Gains and losses are computed by deducting the basis in the MSRs and any other costs associated with the sale from the purchase price. To determine the fair value of the servicing rights created, management uses a valuation model that calculates the present value of future net servicing revenues to determine the fair value of the servicing rights. In using this valuation method, management incorporates assumptions that it

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

believes market participants would use in estimating future net servicing, an inflation rate, ancillary income per loan, a prepayment rate, a default rate and a discount rate commensurate with the risk involved. MSRs are amortized in proportion to, and over the period of expected net servicing income. The MSRs are considered impaired when the fair value using a discounted cash flow analysis is less than the carrying value. In that event, an impairment loss is recognized in the respective period. Management uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent sale.  As of December 31, 2002 management used estimates for mortgage prepayment rates ranging from 20% to 37%.

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

9.        Derivative Instruments and Hedging Activities

          In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, collectively, (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.  Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement and approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

          On January 1, 2001 the mortgage operations adopted SFAS 133, and at that time, designated the derivatives in accordance with the requirements of the new standard. These cash flow derivatives hedge the variability of forecasted cash flows attributable to interest rate risk. Cash flow hedges are accounted for by recording the value of the derivative in the financial statements as either an asset or liability with a corresponding offset recorded in accumulated other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from accumulated other comprehensive income to the income statement in the period the hedged cash flow occurs. Derivative gains and losses not considered effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement. With the implementation of SFAS 133 IFC recorded pre-tax transition amounts associated with establishing the fair values of the derivatives and hedged items outstanding as of December 31, 2000. The effect of pre-tax transition adjustments on the balance sheet and statement of operations as of December 31, 2000 in compliance with SFAS 133 are as follows (in thousands):

Balance Sheet Adjustments:
Other assets	$260
Other liabilities	1,191
Accumulated other comprehensive loss	(914)
Statement of Operations Adjustment:
Net earnings	$(17)

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          On August 10, 2001 the Derivatives Implementation Group (DIG) of the FASB published DIG G20 which further interpreted SFAS 133.  On October 1, 2001 the mortgage operations adopted the provisions of DIG G20 and net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20.

          The mortgage operations hedges interest rate risk and price volatility on its mortgage loan investment portfolio during the time it commits to acquire or originate mortgages at a pre-determined rate and the time it sells or securitizes mortgages.  To mitigate interest rate and price volatility risks, the mortgage operations enters into forward commitments and futures transactions.  The nature and quantity of hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage acquisitions and originations.

10.      Servicing Income

          Servicing income is reported as earned principally on a cash basis when the majority of the service process is completed.

11.      Recent Accounting Pronouncements

          In June 2001 FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements.

          In April 2002 the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

          In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

          In November 2002 the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

          In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003.  For nonpublic enterprises, such as IFC, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003.  IMH is subject to a majority of the risk of loss from IFC and will therefore need to be included as a consolidated company no later than the first reporting period beginning after June 15, 2003. The result of this consolidation would be the elimination of certain inter company balances and certain gains or losses. The adoption of FIN 46 is not expected to have a material effect on the IFC financial statements.

Note B—Securities Available-for-Sale

          During 2000 IFC wrote-off substantially all of its investment securities available-for-sale, which were secured by franchise loan receivables.  As of December 31, 2002 and 2001 the carrying value of franchise loan receivables was $129,000 and $3.4 million, respectively.

Note C—Mortgages Held-for-Sale

          Mortgages acquired and originated by the mortgage operations are primarily adjustable- and fixed rate Alt-A mortgages and, to a lesser extent, B/C mortgages secured by first and second liens on single-family residential properties. During the years ended December 31, 2002 and 2001 the mortgage operations acquired $6.0 billion and $3.2 billion, respectively, of mortgages, including net premiums paid, and sold $5.6 billion and $3.2 billion, respectively, of mortgages as REMICs, whole loan sales to third party investors and the long-term investment operations.  During the years ended December 31, 2002 and 2001 the mortgage operations sold $3.9 billion and $1.5 billion, respectively, in principal balance of mortgages to the long-term investment operations at net premiums of $71.7 million and $24.4 million, respectively.  As of December 31, 2002 and 2001 approximately 57% and 50%, respectively, of mortgages held-for-sale were collateralized by properties located in California.  Mortgages held-for-sale consisted of the following for the indicated periods:

	At December 31,

	2002	2001

	(in thousands)
Mortgages held-for-sale	$488,700	$172,204
Premiums on mortgages held-for-sale	8,980	2,126
Mark-to-market loss – SFAS 133	(1,803)	(158)

Total mortgages held-for-sale	$495,877	$174,172

          Mark-to-market loss-SFAS 133 reflects the fair value of $229.4 million and $36.0 million in notional balance of derivative instruments that are hedging interest rates on mortgages held-for-sale as of December 31, 2002 and 2001, respectively.  As of December 31, 2002 and 2001 $1.0 million and $91,000, respectively, of unrealized mark-to-market loss-SFAS 133 is reflected in accumulated other comprehensive income (loss), after applying a 42% tax rate, and $757,000 and $67,000, respectively, is reflected in deferred taxes.

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Included in other liabilities as of December 31, 2002 and 2001 was an allowance for repurchases of $1.8 million and $2.3 million, respectively.  Allowance for repurchases is a provision that is maintained for the purpose of purchasing previously sold mortgages from third party investors if there has been a breach of representations or warranties and then which may be subsequently sold at a loss. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect on IFC’s financial condition and results of operations.

Note D—Premises and Equipment

          Premises and equipment consisted of the following for the periods indicated:

	At December 31,

	2002	2001

	(in thousands)
Premises and equipment	$13,891	$11,733
Less: Accumulated depreciation	(8,943)	(6,400)

Total premises and equipment	$4,948	$5,333

Note E—Master Servicing Rights and Mortgage Servicing Rights

          The mortgage operations subcontract all servicing obligations to independent third parties pursuant to sub-servicing agreements.  However, master servicing rights on substantially all mortgage acquisitions and originations are retained.  Master servicing fees are generally 0.03% per annum on the declining principal balances of the mortgages serviced.  The value of master servicing fees is subject to prepayment and interest rate risks on the transferred financial assets. The retained interest in master servicing fees is included in mortgage servicing rights on the balance sheet.  For the years ended December 31, 2002 and 2001 the mortgage operations master serviced 48,520 and 37,972, respectively, of mortgages with a principal balance of $8.7 billion and $5.6 billion, respectively.  As of December 31, 2002 and 2001 the mortgage operations master serviced $3.0 billion and $3.1 billion, respectively, of mortgages collateralizing REMICs and $4.9 billion and $2.1 billion, respectively, of mortgages collateralizing CMOs.  Activity for master servicing rights for the indicated periods was as follows:

		For the year ended December 31,

		2002	2001

		(in thousands)
Beginning balance		$4,024	$2,350
Add: Net additions		4,583	2,861
Subtract:	Impairment of mortgage servicing rights	(287)	—
	Amortization of mortgage servicing rights	(2,257)	(1,187)

Ending balance of master servicing rights		$6,063	$4,024

          The mortgage operations generally acquire and originate all mortgages on a servicing released basis and subsequently sell servicing rights upon the sale or securitization of the mortgage.  As of December 31, 2002 and 2001 the mortgage operations owned servicing rights on $2.7 billion and $1.8 billion, respectively, in principal balance of mortgages.  Activity for mortgage servicing rights for the indicated periods was as follows:

		For the year ended December 31,

		2002	2001

		(in thousands)
Beginning balance		$4,444	$8,588
Add: Net additions		137	13
Subtract:	Impairment of mortgage servicing rights	(568)	(825)
	Amortization of mortgage servicing rights	(1,802)	(3,332)

Ending balance of mortgage servicing rights		$2,211	$4,444

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F—Borrowings from IWLG

          The mortgage operations had uncommitted warehouse line agreements to obtain financing of up to $600.0 million from IWLG to provide interim mortgage financing during the period that the mortgage operations accumulate mortgages until the mortgages are securitized or sold.  The mortgage operations had $15.2 million in pledge accounts with IWLG as of December 31, 2002, which allows them to finance 100% of the fair market value of their mortgages at prime minus 0.50%.  As of December 31, 2002 and 2001 the mortgage operations had $491.4 million and $174.1 million, respectively, in outstanding warehouse advances with IWLG.

Note G—Income Taxes

          Income taxes were as follows for the periods indicated:

	For the year ended December 31,

	2001	2000	2002

	(in thousands)
Current income taxes:
Federal	$11,763	$7,260	$42
State	3,619	2,167	1,832

Total current income taxes	15,382	9,427	1,874

Deferred income taxes:
Federal	(2,229)	(924)	(960)
State	(558)	(203)	(144)

Total deferred income taxes	(2,787)	(1,127)	(1,104)

Total income taxes	$12,595	$8,300	$770

          Effective income taxes differ from the amount determined by applying the statutory Federal rate of 35%, 35% and 34% for the periods indicated as follows:

	For the year ended December 31,

	2002	2001	2000

	(in thousands)
Income taxes (benefit) at Federal tax rate	$10,444	$6,763	$(343)
State tax, net of Federal income tax (benefit)	1,990	1,277	(89)
California franchise tax accrual, net of Federal income tax	—	—	1,203
Other	161	260	(1)

Total income taxes	$12,595	$8,300	$770

          The tax affected cumulative temporary differences that give rise to deferred tax assets and liabilities for the periods indicated are as follows:

	At December 31,

	2002	2001

	(in thousands)
Deferred tax assets:
Deferred revenue	$2,118	$1,867
Forward commitments	—	—
Depreciation and amortization	690	505
Salary accruals	1,026	1,086
Other accruals	1,067	1,035
Loan mark-to-market	2,331	252
Non-accrual loans	77	55
Accrued interest	281	281
State franchise tax	1,267	759
Provision for repurchases	733	972

Total gross deferred tax assets	9,590	6,812

Deferred tax liabilities:
Mortgage servicing rights	(3,444)	(3,530)
Deferred gain	(139)	(223)
REMIC interest	(201)	(40)

Total gross deferred tax liabilities	(3,784)	(3,793)

Net deferred tax (asset) liability	$5,806	$3,019

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          As of December 31, 2002 the mortgage operations had no net operating loss carry-forwards for federal and state income tax purposes and no minimum tax carry-forward for federal purposes.

          Management believes that the deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and expected future taxable income. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences.

Note H—Disclosures About Fair Value of Financial Instruments

          The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies, however, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the mortgage operations could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2002		December 31, 2001

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(in thousands)
Assets
Cash and cash equivalents	$22,773	$22,773	$28,612	$28,612
Securities available-for-sale	129	129	3,394	3,394
Mortgages held-for-sale, including derivative assets	495,877	507,014	174,172	174,187
Liabilities
Borrowings from IWLG	$491,383	$491,383	$174,136	$174,136
Due to affiliates	14,500	14,500	14,500	14,500

          The fair value estimates as of December 31, 2002 and 2001 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.  The following describes the methods and assumptions used by management in estimating fair values:

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Cash and Cash Equivalents

          Fair value approximates carrying amounts as these instruments are demand deposits and do not present unanticipated interest rate or credit concerns.

     Securities Available-for-Sale

          To determine the value of securities, management estimates future rates of prepayments, prepayment penalties to be received, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

     Mortgages Held-for-Sale

          Fair value of mortgages held-for-sale is estimated based on quoted market prices from dealers and brokers for similar types of mortgages.

     Borrowings from IWLG

          Fair value approximates carrying amounts because of the short-term maturity of the liabilities.

     Other Borrowings

          Fair value approximates carrying amounts because of the short-term maturity of the liabilities.

     Due From/To Affiliates

          Fair value approximates carrying amounts because of the short-term maturity of the liabilities and does not present unanticipated interest rate or credit concerns.

     Loan Commitments

          Fair value of loan commitments is determined in the aggregate based on current investor yield requirements.

Note I—401(k) Plan

          After meeting certain employment requirements, employees of the mortgage operations can participate in IFC’s 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. IFC and its divisions and subsidiaries will match 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of management. During the years ended December 31, 2002, 2001 and 2000 the mortgage operations recorded approximately $714,000, $604,000 and $384,000, respectively, for matching and discretionary contributions.

Note J—Related Party Transactions

          Related Party Cost Allocations

          The mortgage operations charge IMH and IWLG for management and operating services based upon usage which management believes is reasonable. Total cost allocations charged by the mortgage operations to IMH and IWLG for the years ended December 31, 2002, 2001 and 2000 were $2.5 million, $1.7 million and $1.5 million, respectively.

          IFC and IMH entered into a premises operating sublease agreement to rent approximately 74,000 square feet of office space in Newport Beach, California, for a ten-year term, which expires in May 2008. IFC pays monthly rental expenses and allocates the cost to subsidiaries and affiliated companies on the basis of square footage occupied.  Total rental expense for the years ended December 31, 2002, 2001, and 2000 was $2.3 million, $2.0

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million and $1.6 million, respectively, of which $2.2 million, $1.9 million and $1.5 million, respectively, was allocated to the mortgage operations as most of the Company’s employees are employed by the mortgage operations.

     Credit Arrangements

          The mortgage operations maintain a warehouse financing facility with IWLG. Advances under the warehouse facility bears interest at Bank of America’s prime rate minus 0.50%. As of December 31, 2002 and 2001 amounts outstanding on the mortgage operations warehouse line with IWLG were $491.4 million and $174.1 million, respectively. Interest expense recorded by the mortgage operations related to its warehouse line with IWLG for the years ended December 31, 2002, 2001, and 2000 was $18.0 million, $18.4 million and $28.1 million, respectively.

          During the normal course of business the mortgage operations may advance or borrow funds on a short-term basis with affiliated companies.  Advances to affiliates are reflected as “Due from affiliates” while borrowings are reflected as “Due to affiliates” on the consolidated balance sheet.  These short-term advances and borrowings bear interest at a fixed rate of 8% per annum. Interest income recorded by the mortgage operations related to short-term advances with affiliates for the years ended December 31, 2002, 2001 and 2000 was $2.7 million, $758,000 and $161,000, respectively. Interest expense recorded by the mortgage operations related to short-term advances with affiliates for the years ended December 31, 2002, 2001 and 2000 was $2.3 million, $632,000 and $226,000, respectively.

          During 1999 IFC was advanced $14.5 million in cash by IMH at an interest rate of 9.50% per annum due June 30, 2004 in exchange for an interest only note to fund the operations of IFC and other strategic opportunities deemed appropriate by IFC. At December 31, 2002 and 2001 the amount outstanding on the note was $14.5 million.  Interest expense recorded by IFC related to the note for the years ended December 31, 2002, 2001 and 2000 was $1.4 million.

     Transactions with IMH

          During the years ended December 31, 2002 and 2001 the mortgage operations sold to IMH mortgages having a principal balance of $3.9 billion and $1.5 billion, respectively, at premiums of $71.7 million and $22.4 million, respectively.  Master servicing rights on all mortgages purchased by IMH were retained by the mortgage operations.

          On February 20, 2001 IFC purchased $5.0 million of IMH’s Preferred Stock from LBP, Inc. (LBPI) at cost plus accumulated dividends.  On March 27, 2001 IFC purchased an additional $5.0 million of IMH’s Preferred Stock from LBPI for $5.25 million plus accumulated dividends.  In August 2001 the Preferred Stock was converted into 2,118,644 shares of IMH common stock. Subsequently, IFC sold 1.7 million shares of IMH common stock for a gain of $3.5 million.  As of December 31, 2002 IFC did not own any shares of IMH common stock.

     Indebtedness of Management

          On December 10, 2001 IFC provided William B. Ashmore, President of IFC, with a $600,000 adjustable rate mortgage to provide financing with an initial rate of 4.13%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.  As of December 31, 2002 and 2001 the outstanding principal balance on the mortgage was $587,000 and $600,000 respectively.

          On November 15, 2001 IFC provided Richard J. Johnson, Executive Vice President and Chief Financial Officer of IFC, with a $140,000 fixed rate mortgage to provide financing with an interest rate of 6.50%. In the

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.  Subsequently, this loan has been sold to a non-affiliate.

          On February 27, 2003 IFC provided William B. Ashmore, President of IFC, with a $295,600 fixed rate mortgage to provide financing with an initial rate of 5.50%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

Note K—Derivative Instruments and Hedging Activities

          The mortgage operations enter into forward commitments and derivative transactions to mitigate changes in the value of its “locked pipeline.”  The locked pipeline are mortgages that have not yet been acquired, however, the mortgage operations have committed to acquire the mortgages in the future at pre-determined rates through rate-lock commitments.  The mortgage operations records the value of its locked pipeline as it qualifies as a derivative instrument under the provisions of SFAS 133, however, it does not qualify for hedging treatment.  Therefore, the locked pipeline and the related value of derivative instruments is marked to market each reporting period along with a corresponding entry to non-interest expense.  The mortgage operations also enter into forward commitments and derivative transactions to lock in the forecasted sale profitability of fixed rate mortgages held-for-sale.  The mortgage operations generally sells call or buys put options on U.S. Treasury bonds and mortgage-backed securities to hedge against adverse movements of interest rates affecting the value of mortgages held-for-sale.  The risk in writing a call option is that the mortgage operations gives up the opportunity for profit if the market price of the mortgage increases and the option is exercised.  The mortgage operations also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium paid for the put option.  These hedges are treated as cash flow hedges under the provisions of SFAS 133 to hedge forecasted transactions with the entire change in market value of the hedges recorded through accumulated other comprehensive income.

          As of December 31, 2002 and 2001 IFC had $286.0 million and $48.0 million, respectively, in outstanding commitments to sell mortgages through mortgage-backed securities.  These commitments allow the mortgage operations to enter into mandatory commitments when the mortgage operations notify the investor of its intent to exercise a portion of the forward delivery contracts. IFC was not obligated under mandatory commitments to deliver loans to such investors as of December 31, 2002 and 2001. The credit risk of forward contracts relates to the counter-parties ability to perform under the contract.  Management evaluates counter-parties based on their ability to perform prior to entering into any agreements.

          As of December 31, 2002 and 2001 IFC had written option contracts with an outstanding principal balance of $10.0 million and $5.0 million, respectively.  IFC may sell call or buy put options on U.S. Treasury bonds and mortgage-backed securities.  The risk in writing a call option is that IFC gives up the opportunity for profit if the market price of the mortgages increases and the option is exercised.  IFC also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium paid for the put option.

          The following table presents certain information related to derivatives and the related component in the financial statements as of December 31, 2002 (dollars in thousands):

	Fair Value of Derivatives	Related Amount In OCI	Amount in Earnings	Amount in Deferred Taxes	Related Amount in Loans Held-for-Sale	Related Amount in Other Assets/ Liabilities

Fannie Mae forward commitments hedging mortgages held-for-sale	$(1,803)	$(1,046)	$—	$757	$(1,803)	$—
Fannie Mae forward commitments hedging pipeline	(2,863)	—	(2,935)	—	—	(2,863)
Value of locked pipeline	4,234	—	4,635	—	—	4,234

Totals	$(432)	$(1,046)	$1,700	$757	$(1,803)	$1,371

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following table presents certain information related to derivative instruments and hedging activities as of December 31, 2001 (dollars in thousands):

	Fair Value of Derivatives	Related Amount in OCI	Amount in Earnings	Amount in Deferred Taxes	Related Amount in Loans Held-for-Sale	Related Amount in Other Assets/ Liabilities

Fannie Mae forward commitments hedging mortgages held-for-sale	$(158)	$(91)	$—	$(67)	$(158)	$—
Fannie Mae forward commitments hedging pipeline	—	—	(72)	—	—	72
Value of locked pipeline	—	—	401	—	—	(401)
Option on Fannie Mae forward	2	—	(2)	—	—	2

Totals	$(156)	$(91)	$327	$(67)	$(158)	$(327)

Note L—Commitments and Contingencies

     Master Servicing

          Properties securing mortgages in the mortgage operations master servicing portfolio are primarily located in California. As of December 31, 2002 and 2001 approximately 53% and 46%, respectively, of mortgages in the master servicing portfolio were located in California. As of December 31, 2002 and 2001 the mortgage operations master serviced mortgages totaling approximately $8.7 billion and $5.6 billion, respectively, in principal balance, of which $6.0 billion and $3.8 billion, respectively, were serviced for others.  As of December 31, 2002 and 2001 the mortgage operations master serviced $3.0 billion and $3.1 billion, respectively, of mortgages collateralizing REMICs and $4.9 billion and $2.1 billion, respectively, of mortgages collateralizing CMOs.  Related fiduciary funds are held in trust for investors in non-interest bearing accounts. These funds are segregated in special bank accounts.

     Master Commitments

          The mortgage operations establishes mortgage purchase commitments (Master Commitments) with sellers that, subject to certain conditions, entitle the seller to sell and obligate the mortgage operations to purchase a specified dollar amount of mortgages over a period generally ranging from six months to one year. The terms of each Master Commitment specify whether a seller may sell mortgages to the mortgage operations on a mandatory, best efforts or optional basis. Master commitments generally do not obligate the mortgage operations to purchase mortgages at a specific price, but rather provide the seller with a future outlet for the sale of its originated mortgages based on quoted prices at the time of purchase. As of December 31, 2002 and 2001 the mortgage operations had outstanding short-term Master Commitments with 136 and 156 sellers, respectively, to purchase mortgages in the aggregate principal amount of $4.1 billion and $2.5 billion, respectively, over periods ranging from one month to one year, of which $2.3 billion and $1.3 billion, respectively, had been purchased or committed to be purchased pursuant to rate locks. These rate-locks were made pursuant to Master Commitments, bulk rate-locks and other negotiated rate-locks. There is no exposure to credit loss in this type of commitment until the loans are funded, and interest rate risk associated with the short-term commitments is mitigated by the use of forward contracts to sell loans to investors.

          Sellers who have entered into Master Commitments may sell mortgages to the mortgage operations by executing individual, bulk or other rate-locks, or “rate-lock.”  Each rate-lock, in conjunction with the related Master Commitment, specifies the terms of the related sale, including the quantity and price of the mortgages or the formula by which the price will be determined, the rate-lock type and the delivery requirements.  Historically, the up-front fee paid by a seller to obtain a Master Commitment on a mandatory delivery basis is often refunded

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pro rata as the seller delivers loans pursuant to rate-locks.  We retain any remaining fee after the Master Commitment expires.

          Following the issuance of a specific rate-lock the mortgage operations is subject to the risk of interest rate fluctuations and enters into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgages or mortgage-backed securities, interest rate caps, floors and swaps, mandatory forward sales, mandatory or optional sales of futures, and other financial futures transactions. The nature and quantity of hedging transactions are determined by the management based on various factors, including market conditions and the expected volume of mortgage purchases.

          Bulk and Other Rate-Locks.  The mortgage operations also acquire mortgages from sellers that are not purchased pursuant to Master Commitments.  These purchases may be made on an individual rate-lock basis.  Bulk rate-locks obligate the seller to sell and the mortgage operations to purchase a specific group of mortgages, generally ranging from  $500,000 to $125 million in aggregate committed principal amount, at set prices on specific dates.  Bulk rate-locks enable the mortgage operations to acquire substantial quantities of mortgages on a more immediate basis.  The specific pricing, delivery and program requirements of these purchases are determined by negotiation between the parties but are generally in accordance with the provisions of our seller/servicer guide.  Due to the active presence of investment banks and other substantial investors in this area, bulk pricing is extremely competitive.  Mortgages are also purchased from individual sellers, typically smaller originators of mortgages, who do not wish to sell pursuant to either a Master Commitment or bulk rate-lock.  The terms of these individual purchases are based primarily on our seller/servicer guide and standard pricing provisions.

          Mandatory, Best-Efforts and Optional Rate-Locks.  Mandatory rate-locks require the seller to deliver a specified quantity of mortgages over a specified period of time regardless of whether the mortgages are actually originated by the seller or whether circumstances beyond the seller’s control prevent delivery.  The mortgage operations are required to purchase all mortgages covered by the rate-lock at prices established at the time of rate-lock.  If the seller is unable to deliver the specified mortgages, it may instead deliver comparable mortgages approved by the mortgage operations within the specified delivery time.  Failure to deliver the specified mortgages or acceptable substitute mortgages under a mandatory rate-lock obligates the seller to pay a penalty.  In contrast, mortgages sold on a best efforts basis must be delivered to the mortgage operations only if they are actually originated by the seller.  The best-efforts rate-lock provides sellers with an effective way to sell mortgages during the origination process without any penalty for failure to deliver.  Optional rate-locks give the seller the option to deliver mortgages to us at a fixed price on a future date and require the payment of up-front fees.  The mortgage operations retain any up-front fees paid in connection with optional rate-locks if the mortgages are not delivered.

     Sale of Mortgages and Servicing Rights

          In the ordinary course of business, the mortgage operations are exposed to liability under representations and warranties made to purchasers and insurers of mortgages and the purchasers of servicing rights. Under certain circumstances, the mortgage operations are required to repurchase mortgages if there has been a breach of representations or warranties. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect on financial condition and results of operations. As of December 31, 2002 and 2001 included in other liabilities are $1.8 million and $2.3 million, respectively, in allowances for repurchases related to possible off-balance sheet recourse and repurchase agreement provisions.

     Lease Committments

          IFC has entered in premise operating leases with minimum rental commitments under non-cancelable leases of $727,000 through 2005.

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Legal Proceedings

          On September 1, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et al. was filed in the Circuit Court for Clay County, Missouri, Case No. CV100-4263-CC, as a purported class action lawsuit alleging that the defendants violated Missouri’s Second Loans Act and Merchandising Practices Act.  In July 2001, the Missouri complaint was amended to include IMH and other Impac-related entities.  A plaintiffs class was certified on January 2, 2003.  Plaintiffs have also filed a motion to certify a defendant class, which motion will be held in abeyance pending resolution by the Missouri Supreme Court of certain issues relating to the applicable statute of limitations.  On August 2, 2001, a complaint captioned Frazier, et al. v. Preferred Credit, et al., was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis, Case No. CT004762-01.  This case was subsequently removed to federal court, Case No. 01-2714 (W.D. Tenn).  This was also stated as a purported class action lawsuit alleging violations of Tennessee’s usury statute and Consumer Protection Act.  On July 31, 2002, the matter was dismissed and plaintiffs then filed a motion for reconsideration of the ruling.  Plaintiffs’ motion was denied in its entirety by order dated March 7, 2003.  This case is currently dismissed as to all defendants.  On August 8, 2001, a complaint captioned Mattie L. Street v. PSB Lending Corp., et al., was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis, Case No. CT004888-01.  This case was subsequently removed to federal court, Case No. 01-2751 (W.D. Tenn.).  The Street action was also stated as a purported class action lawsuit alleging violations of Tennessee’s usury statute and Consumer Protection Act.  On July 31, 2002, the matter was dismissed and plaintiffs then filed a motion for reconsideration.  Plaintiffs’ motion was denied in its entirety by order dated March 6, 2003.  This case is currently dismissed as to all defendants.  On October 2, 2001, a complaint captioned Deborah Searcy, Shirley Walker, et al. vs. Impac Funding Corporation, Impac Mortgage Holdings, Inc. et al. was filed in the Wayne County Circuit Court, State of Michigan, as a purported class action lawsuit alleging that the defendants violated Michigan’s Secondary Mortgage Loan Act, Credit Reform Act and Consumer Protection Act.  In February 2003, the Court granted a motion to accept for filing an amended complaint adding certain defendants, including an Impac-related entity, and dropping others, including certain Impac-related entities.  Service of the amended complaint has not yet occurred.  On October 10, 2001, a complaint captioned Hayes v Impac Funding Corporation, et al. was filed in the Circuit Court of Vanderburgh County, Indiana as Case No. 82C01-0110-CP580.  This was stated as a purported class action lawsuit alleging a violation of the Indiana Uniform Consumer Credit Code when the loans were originated.  This matter was dismissed and the plaintiffs have noticed an appeal to the Indiana Court of Appeals.  This appeal remains pending.  On November 30, 2001, a complaint captioned Garry Lee Skinner and Judy Cooper Skinner, et al. v. Preferred Credit, et al. was filed in the Superior Court of Durham County, North Carolina as Case No. 1CV-05596.  This is stated as a purported class action alleging a violation of the North Carolina Interest Statutes and Unfair and Deceptive Trade Practices Act when the secondary mortgage loans were originated by the defendants.  A motion to dismiss the complaint has been filed.  This motion remains pending.

          All of the purported class action lawsuits are similar in nature in that they allege that the mortgage loan originators violated the respective state’s statutes by charging excessive fees and costs when making second mortgage loans on residential real estate.  The complaints allege that IFC was a purchaser, and is a holder, along with other Impac-related entities, of second mortgage loans originated by other lenders.  The plaintiffs in the lawsuits are seeking damages that include disgorgement, restitution, rescission, actual damages, statutory damages, exemplary damages, pre-judgement interest and punitive damages.  No material amount of damages are specified in the complaints.

          The mortgage operations believes that it has meritorious defenses to the above claims and intends to defend these claims vigorously.  Nevertheless, litigation is uncertain and the mortgage operations may not prevail in the lawsuits and can express no opinion as to its ultimate outcome.

          The mortgage operations are a party to litigation and claims, which are normal in the course of its operations.  While the results of such other litigation and claims cannot be predicted with certainty, management believes the final outcome of such other matters will not have a material adverse effect on the financial condition or operating results.

IMPAC FUNDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M—Retained Interests in Securitizations

          During the years ended December 31, 2002 and 2001 the mortgage operations sold $600.0 million and $1.7 billion of mortgages through the issuance of REMIC securitizations.  The mortgage operations sold to third party investors all mortgage-backed securities and MSRs created from REMICs at the time of securitization. However, the mortgage operations retained master servicing fees on all securitizations by virtue of its responsibilities as master servicer. The mortgage operations generally earns 0.03% per annum on the declining principal balance of loans master serviced. The value of master servicing fees is subject to prepayment and interest rate risks on the transferred financial assets. The retained interest in master servicing fees is included in mortgage servicing rights on the balance sheet. During the years ended December 31, 2002 and 2001 the fair value assigned to the retained interest in master servicing fees at the date of securitization was $4.6 million and $2.9 million, respectively.  Management uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections for mortgage prepayment rates and discount rates commensurate with the risks involved and are reviewed periodically by management.  If these assumptions change, the related asset and income would be affected. As of December 31, 2002 and 2001 the carrying amount and estimated fair value of MSRs was $8.3 million and $8.5 million, respectively.  As of December 31, 2002 and 2001 the mortgage operations had $495.9 million and $174.2 million, respectively, of mortgages held-for-sale, which were available for securitization.

Note N—Quarterly Financial Data (unaudited)

          Selected quarterly financial data for 2002 for the periods indicated follows (in thousands):

	For the Three Months Ended,

	December 31,	September 30,	June 30,	March 31,

Net interest income

	$2,506	$2,081	$2,010	$1,671
Non-interest income	21,084	13,192	19,529	17,536
Non-interest expense, including income taxes	19,290	12,490	16,031	14,552
Net earnings	4,300	2,783	5,508	4,655

          Selected quarterly financial data for 2001 for the indicated periods follows (in thousands):

	For the Three Months Ended,

	December 31,	September 30,	June 30,	March 31,

Net interest income

	$1,597	$940	$479	$294
Non-interest income	18,518	13,140	13,709	8,727
Non-interest expense, including income taxes and cumulative effect of change in accounting principle	17,029	10,991	10,639	7,723
Net earnings	3,086	3,089	3,549	1,298

Note O—Allowance for Repurchases

          Activity for allowance for repurchases was as follows:

	For the year ended December 31,

	2002	2001	2000

	(in thousands)
Beginning balance	$2,332	$300	$592
Provision for loan losses	2,806	3,498	371
Loss on repurchases	(3,377)	(1,466)	(663)

Ending balance	$1,761	$2,332	$300