Form 10-Q
period 2003-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2003-05-02
CIK 1000298

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003 or

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

                                 (949) 475-3600
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
 Common Stock, $0.01 par value                  American Stock Exchange
Preferred Share Purchase Rights                 American Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes |X| No |_|

      As of April 30, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $647.7 million, based on the closing sales price of common stock on the American Stock Exchange on that date. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. There were 49,196,734 shares of Common Stock outstanding as of April 30, 2003.

================================================================================

                          IMPAC MORTGAGE HOLDINGS, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
            Consolidated Balance Sheets as of March 31, 2003 and
              December 31, 2002............................................    1
            Consolidated Statements of Operations and Comprehensive
              Earnings, For the Three Months Ended March 31, 2003
              and 2002.....................................................    2
            Consolidated Statements of Cash Flows, For the Three
              Months Ended March 31, 2003 and 2002.........................    3
            Notes to Consolidated Financial Statements.....................    4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................   12
            Forward-Looking Statements.....................................   12
            Available Information..........................................   12
            General and Business Operations................................   12
            Critical Accounting Policies...................................   13
            Financial Highlights for the First Quarter of 2003.............   14
            Results of Operations--Impac Mortgage Holdings, Inc............   14
            Results of Operations--Impac Funding Corporation...............   22
            Liquidity and Capital Resources................................   24
            Risk Factors...................................................   28

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........   42

ITEM 4.  CONTROLS AND PROCEDURES...........................................   44

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................   44

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................   44

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................   44

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   44

ITEM 5.  OTHER INFORMATION.................................................   44

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................   44

         SIGNATURES........................................................   46

         CERTIFICATIONS....................................................   47

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                      March 31,     December 31,
                                                                                         2003           2002
                                                                                     -----------    ------------
                                         ASSETS
Cash and cash equivalents ........................................................   $   113,532    $   113,345
Investment securities available-for-sale .........................................        25,211         26,065
Loans Receivable:
  CMO collateral .................................................................     6,248,796      5,149,680
  Finance receivables ............................................................       831,535      1,140,248
  Mortgages held-for-investment ..................................................        72,932         57,536
  Allowance for loan losses ......................................................       (29,761)       (26,602)
                                                                                     -----------    -----------
     Net loans receivable ........................................................     7,123,502      6,320,862
                                                                                     -----------    -----------
Accrued interest receivable ......................................................        29,455         28,287
Investment in Impac Funding Corporation ..........................................        21,388         20,787
Derivative assets ................................................................        19,232         14,931
Due from affiliates ..............................................................        14,500         14,500
Other real estate owned ..........................................................        14,052         11,116
Other assets .....................................................................        34,622          1,880
                                                                                     -----------    -----------
     Total assets ................................................................   $ 7,395,494    $ 6,551,773
                                                                                     ===========    ===========

                                       LIABILITIES

CMO borrowings ...................................................................   $ 6,151,048    $ 5,041,751
Reverse repurchase agreements ....................................................       857,638      1,168,029
Borrowings secured by investment securities available-for-sale ...................         5,132          7,134
Accumulated dividends payable ....................................................        24,598         21,754
Other liabilities ................................................................         6,229          9,617
                                                                                     -----------    -----------
     Total liabilities ...........................................................     7,044,645      6,248,285
                                                                                     -----------    -----------

                                  STOCKHOLDERS' EQUITY

Preferred stock; $0.01 par value; 7,500,000 shares authorized; none outstanding at
  March 31, 2003 and December 31, 2002, respectively .............................            --             --
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares
  authorized; none outstanding at March 31, 2003 and December 31, 2002 ...........            --             --
Common stock; $0.01 par value; 200,000,000 shares authorized; 49,196,734 and
  45,320,517 shares outstanding at March 31, 2003 and December 31, 2002,
  respectively ...................................................................           492            453
Additional paid-in capital .......................................................       521,562        479,298
Accumulated other comprehensive loss .............................................       (37,610)       (41,721)
Net accumulated deficit:
  Cumulative dividends declared ..................................................      (225,552)      (200,954)
  Retained earnings ..............................................................        91,957         66,412
                                                                                     -----------    -----------
   Net accumulated deficit .......................................................      (133,595)      (134,542)
                                                                                     -----------    -----------
     Total stockholders' equity ..................................................       350,849        303,488
                                                                                     -----------    -----------
     Total liabilities and stockholders' equity ..................................   $ 7,395,494    $ 6,551,773
                                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE EARNINGS

                 (in thousands, except earnings per share data)
                                   (unaudited)

                                                                           For the Three Months
                                                                              Ended March 31,
                                                                           ---------------------
                                                                              2003        2002
                                                                           ---------   ---------
INTEREST INCOME:
   Mortgage Assets .....................................................   $  75,478   $  42,426
   Other interest income ...............................................         681         642
                                                                           ---------   ---------
     Total interest income .............................................      76,159      43,068

INTEREST EXPENSE:
   CMO borrowings ......................................................      41,684      22,406
   Reverse repurchase agreements .......................................       6,790       4,290
   Borrowings secured by investment securities available-for-sale ......         632         549
   Other borrowings ....................................................         251         176
                                                                           ---------   ---------
     Total interest expense ............................................      49,357      27,421
                                                                           ---------   ---------

   Net interest income .................................................      26,802      15,647
     Provision for loan losses .........................................       6,484       3,707
                                                                           ---------   ---------
   Net interest income after provision for loan losses .................      20,318      11,940

NON-INTEREST INCOME:
   Equity in net earnings of Impac Funding Corporation .................       5,167       4,609
   Other income ........................................................       2,643       1,043
                                                                           ---------   ---------
     Total non-interest income .........................................       7,810       5,652

NON-INTEREST EXPENSE:
   Professional services ...............................................       1,037         860
   General and administrative expense ..................................         764          79
   Personnel expense ...................................................         692         401
   Loss (gain) on disposition of other real estate owned ...............          90        (436)
   Write-down on investment securities available-for-sale ..............          --       1,039
                                                                           ---------   ---------
     Total non-interest expense ........................................       2,583       1,943
                                                                           ---------   ---------

   Net earnings ........................................................      25,545      15,649

OTHER COMPREHENSIVE EARNINGS:
   Unrealized holding losses on securities arising during period .......          --      (1,230)
   Unrealized holding gains on hedging instruments arising during period       3,589      10,407
   Reclassification of (gains) losses  included in net earnings ........         522        (224)
                                                                           ---------   ---------
     Net unrealized gains arising during period ........................       4,111       8,953
                                                                           ---------   ---------
        Other comprehensive earnings ...................................   $  29,656   $  24,602
                                                                           =========   =========

NET EARNINGS PER SHARE:
   Basic ...............................................................   $    0.54   $    0.44
                                                                           =========   =========

   Diluted .............................................................   $    0.53   $    0.43
                                                                           =========   =========

DIVIDENDS DECLARED PER COMMON SHARE ....................................   $    0.50   $    0.40
                                                                           =========   =========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            For the Three Months
                                                                                               Ended March 31,
                                                                                         --------------------------
                                                                                             2003           2002
                                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ......................................................................   $    25,545    $    15,649
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Equity in net earnings of Impac Funding Corporation .............................        (5,167)        (4,609)
     Provision for loan losses .......................................................         6,484          3,707
     Amortization of loan premiums and securitization costs ..........................        14,299          7,306
     Gain (loss) on disposition of other real estate owned ...........................           (90)           436
     Write-down of investment securities available-for-sale ..........................            --          1,039
     Net change in accrued interest receivable .......................................        (1,168)        (1,634)
     Net change in other assets and liabilities ......................................       (40,431)        (1,299)
                                                                                         -----------    -----------
       Net cash (used in) provided by operating activities ...........................          (528)        20,595
                                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in CMO collateral ......................................................    (1,117,985)      (330,518)
   Net change in finance receivables .................................................       308,622       (172,840)
   Net change in mortgage loans held-for-investment ..................................       (18,971)        10,126
   Proceeds from sale of other real estate owned, net ................................         5,590          2,200
   Dividend from Impac Funding Corporation ...........................................         4,455          1,980
   Net principal reductions on investment securities available-for-sale ..............         1,551          1,347
                                                                                         -----------    -----------
       Net cash used in investing activities .........................................      (816,738)      (487,705)
                                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in reverse repurchase agreements and other borrowings ..................      (312,393)       104,866
   Proceeds from CMO borrowings ......................................................     1,483,605        495,000
   Repayments of CMO borrowings ......................................................      (374,308)      (175,674)
   Dividends paid ....................................................................       (21,754)       (14,081)
   Proceeds from sale of common stock ................................................        37,778         56,968
   Proceeds from sale of common stock via Sales Agency Agreement .....................         4,083             --
   Proceeds from exercise of stock options ...........................................           442             51
   Reductions on notes receivable-common stock .......................................            --            920
                                                                                         -----------    -----------
       Net cash provided by financing activities .....................................       817,453        468,050
                                                                                         -----------    -----------

   Net change in cash and cash equivalents ...........................................           187            940
   Cash and cash equivalents at beginning of period ..................................       113,345         51,887
                                                                                         -----------    -----------
   Cash and cash equivalents at end of period ........................................   $   113,532    $    52,827
                                                                                         ===========    ===========

SUPPLEMENTARY INFORMATION:
   Interest paid .....................................................................   $    48,485    $    27,534

NON-CASH TRANSACTIONS:
   Transfer of mortgages held-for-investment to CMO collateral .......................   $ 1,436,221    $   499,996
   Transfer of mortgages to other real estate owned ..................................         8,436          1,488
   Dividends declared and unpaid .....................................................        24,598         15,766
   Other comprehensive earnings ......................................................         4,111          8,953

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Financial Statement Presentation

      The accompanying consolidated financial statements of Impac Mortgage Holdings, Inc. (IMH) and subsidiaries, collectively, (the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

      The Company's results of operations have been presented in the consolidated financial statements for the three-months ended March 31, 2003 and 2002 and include the financial results of equity interest in net earnings of Impac Funding Corporation (IFC). The results of operations of IFC, of which 100% of IFC's preferred stock and 99% of its economic interest is owned by IMH, are included in the results of operations as "Equity in net earnings of Impac Funding Corporation." Additionally, the Company's results of operations include the financial results of its subsidiaries, which are IMH Assets Corporation (IMH Assets), Impac Warehouse Lending Group (IWLG) and Impac Multifamily Capital Corporation (IMCC).

Note 2--Earnings Per Share

      The following table presents the computation of basic and diluted net earnings per share as if all stock options were outstanding for the periods indicated (in thousands, except net earnings per share):

                                                                    For the Three Months
                                                                       Ended March 31,
                                                                    ---------------------
                                                                       2003        2002
                                                                    ---------   ---------
Numerator for earnings per share:
   Net earnings .................................................   $  25,545   $  15,649
                                                                    =========   =========

Denominator for earnings per share:
   Basic weighted average number of common shares outstanding ...      47,069      35,926
   Net effect of dilutive stock options .........................         827         473
                                                                    ---------   ---------
     Diluted weighted average common and common equivalent shares      47,896      36,399
                                                                    =========   =========

Net earnings per share:
   Basic ........................................................   $    0.54   $    0.44
                                                                    =========   =========
   Diluted ......................................................   $    0.53   $    0.43
                                                                    =========   =========

      The Company had 20,000 and 1,500 stock options during the three months ended March 31, 2003 and 2002, respectively, that were not considered in the calculation of diluted weighted average common and common equivalent shares as the exercise price of the stock options were greater than the average market price during the periods.

Note 3--Stock Options

      Stock options and awards may be granted to the directors, officers and key employees of the Company. The exercise price for any non-qualified stock option
(NQSO) or incentive stock option (ISO) granted may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the fair market value of the shares of common stock at the time the NQSO or ISO is granted. Grants under stock option plans are made and administered by the board of directors. IMH currently has a 1995 Stock Option, Deferred Stock and Restricted Stock Plan (1995 Plan). During 2001 the board of directors and stockholders approved a new Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), collectively, (the Stock Option Plans). Each Stock Option Plan provides for the grant of qualified incentive stock options (ISOs), options not qualified (NQSOs), deferred stock, and restricted stock, and, in the case of the 2001 Plan, dividend equivalent rights and, in the case of the 1995 Plan, stock appreciation rights and limited stock appreciation rights awards (Awards).

      In December 2002 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS 123). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. On December 15, 2002 IMH adopted the disclosure requirements of SFAS
148. SFAS No. 123 established financial accounting standards for stock-based employee compensation plans, which permits management to choose either a fair value based method or an intrinsic value based method of accounting for its stock-based compensation arrangements in accordance with APB Opinion No. 25 (APB
25). SFAS 123 requires pro forma disclosures of net earnings (loss) computed as if the fair value based method had been applied in financial statements of companies that continue to follow the intrinsic value method in accounting for such arrangements under APB 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by non-employees or to acquire goods or services from outside suppliers or vendors.

      As of March 31, 2003 the Company had fixed stock option plans, which it accounted for using the intrinsic value method in accordance with APB 25 and which did not require the recognition of compensation cost. However, if compensation cost for stock-based compensation plans had been recognized using the fair value based method consistent with SFAS 123, as amended by SFAS 148, net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                    ---------------------
                                                                                       2003        2002
                                                                                    ---------   ---------
Net earnings as reported ........................................................   $  25,545   $  15,649
Less: Total stock-based employee compensation expense using the fair value method        (136)        (77)
                                                                                    ---------   ---------
   Pro forma net earnings .......................................................   $  25,409   $  15,572
                                                                                    =========   =========

Net earnings per share as reported:
   Basic ........................................................................   $    0.54   $    0.44
                                                                                    =========   =========
   Diluted ......................................................................   $    0.53   $    0.43
                                                                                    =========   =========

Pro forma net earnings:
   Basic ........................................................................   $    0.54   $    0.43
                                                                                    =========   =========
   Diluted ......................................................................   $    0.53   $    0.43
                                                                                    =========   =========

      There were no stock options granted during the first quarter of 2003, therefore, pro forma net earnings and net earnings per share reflect the amortization of previously granted stock options which are amortized as expense over the stock option life in determining the pro forma impact. The derived fair value of stock options granted during the first quarter of 2002 was approximately $0.70 per stock option, which is derived based on the stock option date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                        -------------------
                                                          For the Three
                                                           Months Ended
                                                          March 31, 2002
                                                        -------------------
        Risk-free interest rate........................       1.45%
        Expected lives (in years)......................       3-10
        Expected volatility............................      35.07%
        Expected dividend yield........................      10.00%

Note 4--Segment Reporting

      The Company internally reviews and analyzes its operating segments as follows:

      o the long-term investment operations, conducted by IMH, IMH Assets and IMCC, invests primarily in non-conforming Alt-A residential mortgages (Alt-A mortgages) acquired from the mortgage operations, small-balance multi-family mortgages originated by IMCC and mortgage-backed securities secured by or representing interests in mortgages;

      o the warehouse lending operations, conducted by IWLG, provides warehouse financing to affiliated companies and to approved mortgage bankers, some of which are correspondents of IFC, to finance mortgages; and

      o the mortgage operations, conducted by IFC, acquires and originates primarily Alt-A mortgages and, to a lesser extent, sub-prime mortgages and second mortgages from its network of third party correspondents, mortgage brokers and retail customers.

      The following table presents business segments as of and for the three months ended March 31, 2003 (in thousands):

                                                    Long-Term      Warehouse       Inter-
                                                    Investment      Lending       Company
                                                    Operations     Operations  Eliminations (1)  Consolidated
                                                   ------------   ------------ ----------------  ------------
Balance Sheet Items:
CMO collateral and mortgages held-for-investment   $  6,321,728   $         --   $         --    $  6,321,728
Finance receivables ............................             --        893,907        (62,372)        831,535
Total assets ...................................      6,800,997        957,636       (363,139)      7,395,494
Total stockholders' equity .....................        554,507         96,999       (300,657)        350,849

Income Statement Items:
Net interest income ............................   $     20,732   $      6,070   $         --    $     26,802
Provision for loan losses ......................          5,889            595             --           6,484
Non-interest income (2) ........................          1,283          1,360          5,167           7,810
Non-interest expense ...........................          1,485          1,098             --           2,583
                                                   ------------   ------------   ------------    ------------
Net earnings ...................................   $     14,641   $      5,737   $      5,167    $     25,545
                                                   ============   ============   ============    ============

      The following table presents business segments as of and for the three months ended March 31, 2002 (in thousands):

                                                     Long-Term      Warehouse       Inter-
                                                    Investment       Lending        Company
                                                    Operations     Operations   Eliminations (1)  Consolidated
                                                    -----------    -----------  ----------------  -----------
Balance Sheet Items:
CMO collateral and mortgages held-for-investment    $ 2,572,380    $       123    $        --     $ 2,572,503
Finance receivables ............................             --        639,489             --         639,489
Total assets ...................................      2,885,218        655,436       (191,426)      3,349,228
Total stockholders' equity .....................        385,686         75,880       (191,426)        270,140

Income Statement Items:
Net interest income ............................    $    12,475    $     3,172    $        --     $    15,647
Provision for loan losses ......................          3,438            269             --           3,707
Non-interest income (2) ........................             66            977          4,609           5,652
Non-interest expense ...........................          1,180            763             --           1,943
                                                    -----------    -----------    -----------     -----------
Net earnings ...................................    $     7,923    $     3,117    $     4,609     $    15,649
                                                    ===========    ===========    ===========     ===========

(1)   Elimination of inter-company balance sheet and income statement items.

(2) Non-interest income in the inter-company eliminations column is equity in net earnings of IFC, which is an unconsolidated qualified REIT subsidiary of IMH and is accounted for using the equity method.

Note 5--Allowance for Loan Losses

      An allowance is maintained for losses on mortgages held-for-investment, mortgages held as CMO collateral and finance receivables at an amount that management believes is sufficient to provide adequate protection against inherent losses in the mortgage loan investment portfolio. A provision is recorded for loans deemed to be uncollectible thereby increasing the allowance for loan losses. Subsequent recoveries on mortgages previously charged off are credited back to the allowance. The provision for estimated loan losses is primarily based on a migration analysis based on historical loss statistics, including cumulative loss percentages and loss severity, of similar mortgages in our mortgage loan investment portfolio. The loss percentage is used to determine the estimated inherent losses in the mortgage loan investment portfolio. Provision for loan losses is also determined based on the following:

      o management's judgment of the net loss potential of mortgages in our mortgage loan investment portfolio based on prior loan loss experience;

      o changes in the nature and volume of the mortgage loan investment portfolio;

      o     value of the collateral;

      o     delinquency trends; and

      o current economic conditions that may affect the borrowers' ability to pay.

      The following table presents activity for allowance for loan losses for the periods shown (in thousands):

                                                  For the Three Months Ended
                                                -------------------------------
                                                  March 31,        December 31,
                                                    2003              2002
                                                -------------     -------------
Beginning balance ..........................    $      26,602     $      21,564
Provision for loan losses ..................            6,484             6,546
Charge-offs, net of recoveries .............           (3,325)           (1,508)
                                                -------------     -------------
  Ending balance ...........................    $      29,761     $      26,602
                                                =============     =============

Note 6--Derivative Instruments and Hedging Activities

      Management follows a hedging program intended to limit its exposure to changes in interest rates primarily associated with cash flows on CMO borrowings. Management's primary objective is to hedge exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate CMO borrowings. Management also monitors on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Management's hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on CMO borrowings resulting from the following:

o interest rate adjustment limitations on CMO collateral due to periodic and lifetime interest rate cap features; and

o mismatched interest rate adjustment periods between mortgages held as CMO collateral and CMO borrowings.

      To mitigate exposure to the effect of changing interest rates on cash flows on CMO borrowings, IMH purchases derivatives in the form of interest rate cap agreements (Caps) interest rate floor agreements (Floors) and interest rate swap agreements (Swaps). A Cap or Floor is a contractual agreement for which IMH pays a fee. If prevailing interest rates reach levels specified in the Cap or Floor agreement IMH may either receive or pay cash. A Swap is generally a contractual agreement that obligates one party to receive or make cash payments based on an adjustable rate index and the other party to receive or make cash payments based on a fixed rate. Swaps have the effect of fixing borrowing costs on a similar amount of Swaps and, as a result, can reduce the interest rate variability of borrowings. Management's objective is to lock in a reliable stream of cash flows when interest rates fall below or rise above certain levels. For instance, when interest rates rise, borrowing costs may increase at greater speeds than the underlying collateral supporting the borrowings. These derivatives hedge the variability of forecasted cash flows attributable to CMO borrowings and protect net interest income by providing cash flows at certain triggers during changing interest rate environments. In all hedging transactions counter-parties must have a highly rated credit rating as determined by various credit rating agencies.

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, collectively, (SFAS
133), established accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.

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

      Floors and Swaps qualify as cash flow hedges under the provisions of SFAS
133. The hedging instrument is the specific LIBOR Floor or Swap that is hedging the LIBOR based CMO borrowings. The nature of the risk being hedged is the variability of the cash flows associated with the LIBOR borrowings. Prior to DIG G20 these derivatives were marked to market with the entire change in the market value of the intrinsic component recognized in accumulated other comprehensive income each reporting period. The time value component of these agreements were marked to market and recognized in non-interest expense in the statement of operations. Subsequent to the adoption of DIG G20 these derivatives are marked to market with the entire change in the market value recognized in accumulated other comprehensive income.

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

      The following table presents certain information related to derivatives and the related component in the financial statements as of March 31, 2003 (dollars in thousands):

                                       Fair                                                              Related        Related
                                       Value                           Related        Unamortized       Amount in        Amount
                                        of                            Amount in       Derivative       Derivative        in CMO
                                    Derivatives        Index             OCI          Instruments     Asset Account    Collateral
                                   -------------   -------------    -------------    -------------    -------------   -------------
Derivatives not associated with
  CMOs ........................    $     (10,875)   1 mo. LIBOR     $      (6,193)   $      (4,682)   $     (10,875)  $          --
Cash in margin account ........           30,107        N/A                    --               --           30,107              --
Derivatives associated with
  CMOs ........................          (31,951)   1 mo. LIBOR           (39,343)           7,392               --         (31,951)
99% OCI activity at IFC .......               --    Fannie Mae             (1,131)              --               --              --
                                   -------------   -------------    -------------    -------------    -------------   -------------
   Totals .....................    $     (12,719)                   $     (46,667)   $       2,710    $      19,232   $     (31,951)
                                   =============                    =============    =============    =============   =============

     The following table presents certain information related to derivatives and the related component in the financial statements as of December 31, 2002 (dollars in thousands):

                                       Fair                                                              Related        Related
                                       Value                           Related        Unamortized       Amount in        Amount
                                        of                            Amount in       Derivative       Derivative        in CMO
                                    Derivatives        Index             OCI          Instruments     Asset Account    Collateral
                                   -------------   -------------    -------------    -------------    -------------   -------------
Derivatives not associated with
  CMOs ........................    $     (15,515)   1 mo. LIBOR     $      (9,693)   $      (5,822)   $     (15,515)  $          --
Cash in margin account ........           30,446        N/A                    --               --           30,446              --
Derivatives associated with CMOs.        (30,332)   1 mo. LIBOR           (39,464)           9,132               --         (30,332)
99% of OCI activity at IFC ....               --    Fannie Mae             (1,035)              --               --              --
                                   -------------   -------------    -------------    -------------    -------------   -------------
   Totals .....................    $     (15,401)                   $     (50,192)   $       3,310    $      14,931   $     (30,332)
                                   =============                    =============    =============    =============   =============

Note 7--Income Taxes

      The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of IMH's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax and the remaining balance may extend until timely filing of its tax return in its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. If in any tax year the Company should not qualify as a REIT, it would be taxed as a corporation and distributions to the stockholders would not be deductible in computing taxable income. If the Company were to fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years. As of December 31, 2002 the Company had estimated federal and state net operating loss tax carry-forwards of approximately $16.7 million, which expire in the year 2020 and 2010, respectively, that are available to offset future taxable income.

Note 8--Investment in Impac Funding Corporation

      The Company is entitled to 99% of the earnings or losses of IFC through its ownership of 100% of the non-voting preferred stock of IFC. As such, the Company records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. The following tables present unaudited consolidated financial information for interim periods and audited consolidated financial information as of December 31, 2002 for Impac Funding Corporation (in thousands):

                                 BALANCE SHEETS

                                                            March 31,        December 31,
                                                               2003              2002
                                                          -------------     -------------
                        ASSETS
Cash and cash equivalents ............................    $      30,303     $      22,773
Securities available-for-sale ........................              127               129
Mortgages held-for-sale ..............................          344,987           495,877
Mortgage and master servicing rights .................            7,811             8,274
Premises and equipment, net ..........................            5,271             4,948
Accrued interest receivable ..........................              875               430
Other assets .........................................           41,245            43,155
                                                          -------------     -------------
     Total assets ....................................    $     430,619     $     575,586
                                                          =============     =============

                      LIABILITIES
Borrowings from IWLG .................................    $     339,962     $     491,383
Due to affiliates ....................................           14,500            14,500
Deferred revenue .....................................            6,713             5,088
Accrued interest expense .............................              758             1,068
Other liabilities ....................................           47,081            42,550
                                                          -------------     -------------
     Total liabilities ...............................          409,014           554,589
                                                          -------------     -------------

                  SHAREHOLDERS' EQUITY

Preferred stock ......................................           18,053            18,053
Common stock .........................................              182               182
Retained earnings ....................................           31,187            25,968
Cumulative dividends declared ........................          (26,484)          (21,984)
Accumulated other comprehensive loss .................           (1,333)           (1,222)
                                                          -------------     -------------
     Total shareholders' equity ......................           21,605            20,997
                                                          -------------     -------------
     Total liabilities and shareholders' equity ......    $     430,619     $     575,586
                                                          =============     =============

                            STATEMENTS OF OPERATIONS

                                                              For the Three Months
                                                                  Ended March 31,
                                                          -------------------------------
                                                               2003              2002
                                                          -------------     -------------
Net interest income:
   Total interest income .............................    $       8,764     $       6,646
   Total interest expense ............................            5,575             4,975
                                                          -------------     -------------
     Net interest income .............................            3,189             1,671

Non-interest income:
   Gain on sale of loans .............................           22,033            16,158
   Loan servicing expense ............................             (634)             (357)
   Other non-interest income .........................               19             1,735
                                                          -------------     -------------
     Total non-interest income .......................           21,418            17,536

Non-interest expense:
   Personnel expense .................................            8,063             5,573
   General and administrative expense ................            5,324             4,090
   Amortization and impairment of mortgage and master
     servicing rights ................................            1,997             1,499
   Provision for repurchases .........................              356               435
   Mark-to-market gain - SFAS 133 ....................             (165)             (448)
                                                          -------------     -------------
     Total non-interest expense ......................           15,575            11,149
                                                          -------------     -------------
Net earnings before income taxes .....................            9,032             8,058
   Income taxes ......................................            3,813             3,403
                                                          -------------     -------------
Net earnings .........................................            5,219             4,655
   Less: Cash dividends on preferred stock ...........           (4,455)           (1,980)
                                                          -------------     -------------
Net earnings available to common shareholders ........    $         764     $       2,675
                                                          =============     =============

Note 9--Recent Accounting Pronouncements

      In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs as a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Company's financial statements.

      In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (SFAS 145). SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 was applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of SFAS 145 related to SFAS 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS 145 did not have a material effect on the Company's financial statements.

      In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The adoption of SFAS 146 did not have a material effect on the Company's financial statements.

      In November 2002 the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

      In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation," (SFAS 123). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain portions of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. The Company has adopted the disclosure requirement of SFAS 148 and will continue to account for stock options using the intrinsic value method.

      In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, such as IFC, with a variable interest in a variable interest entity created before February 1, 2003 FIN 46 is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. IMH is subject to a majority of the risk of loss from IFC and will therefore need to be included as a consolidated entity upon adoption of FIN
46. The result of this consolidation would be the elimination of certain inter-company balances and certain gains or losses. The adoption of FIN 46 will likely be immaterial on the results of operations of the Company as 99% of the earnings or losses of IFC are currently included in the Company's financial statements through its ownership of all of the non-voting preferred stock of IFC. However, the Company's balance sheet will reflect IFC's assets, net of inter-company eliminations, when consolidated.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "plan," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements, including, among other things, failure to achieve projected earning levels, the timely and successful implementation of strategic initiatives, the ability to generate sufficient liquidity, the ability to access the capital markets, interest rate fluctuations on our assets that differ from those on our liabilities, increase in prepayment rates on our mortgage assets, changes in assumptions regarding estimated loan losses or interest rates, the availability of financing and, if available, the terms of any financing, changes in estimations of acquisition and origination and resale pricing of mortgages, changes in markets which we serve, including the market for Alt-A mortgages, changes in general market and economic conditions and other factors described in this quarterly report. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements see "Risk Factors" in this quarterly report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Available Information

      Our Internet website address is www.impaccompanies.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual shareholders' meetings, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or "SEC." You can learn more about us by reviewing our SEC filings on our website by clicking on "Investor Relations" located on our home page. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company.

General and Business Operations

      Unless the context otherwise requires, the terms "we," "us," and "our" refer to Impac Mortgage Holdings, Inc., a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp., or "IMH Assets," Impac Warehouse Lending Group, Inc., or "IWLG," Impac Multifamily Capital Corporation, or "IMCC," and its affiliate Impac Funding Corporation, or "IFC." References to Impac Mortgage Holdings, Inc., or "IMH," are made to differentiate IMH, the publicly traded company, as a separate entity from IMH Assets, IWLG, IMCC and IFC.

      We are a mortgage real estate investment trust, or "REIT." Together with our subsidiaries and affiliate we are a nationwide acquirer and originator of non-conforming Alt-A mortgages, or "Alt-A mortgages." Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines. Some of the principal differences between mortgages purchased by Fannie Mae and Freddie Mac and Alt-A mortgages are as follows:

      o     credit and income histories of the mortgagor;

      o     documentation required for approval of the mortgagor; and

      o     applicable loan-to-value ratios.

      For instance, Alt-A mortgages that we acquire may have higher loan-to-value, or "LTV," ratios than allowable under Fannie Mae or Freddie Mac guidelines, although, some Alt-A mortgages that we acquire may include private mortgage insurance when appropriate. Furthermore, Alt-A mortgages that we acquire and originate may not have certain documentation or verifications that are required by Fannie Mae and Freddie Mac. Therefore, in making our credit decisions, we are more reliant upon the borrower's credit score and the adequacy of the underlying collateral. We believe that Alt-A mortgages provide an attractive net earnings profile by producing higher yields without commensurately higher credit losses than other types of mortgages. Since 1999 we have acquired and originated primarily Alt-A mortgages. We also provide warehouse and repurchase financing to originators of mortgages. Our goal is to generate consistent reliable income for distribution to our stockholders primarily from earnings generated by our mortgage loan investment portfolio. We operate the following core businesses:

      o     long-term investment operations;

      o     mortgage operations; and

      o     warehouse lending operations.

      The long-term investment operations invest primarily in adjustable and fixed rate Alt-A mortgages that are acquired and originated by our mortgage operations and small-balance multi-family mortgages originated by IMCC. This business primarily generates net interest income from its mortgage loan investment portfolio and, to a lesser extent, its investment securities portfolio. Our investment in Alt-A mortgages and small-balance multi-family mortgages, or "multi-family mortgages," is financed with cash flow from the mortgage loan investment portfolio, collateralized mortgage obligations, or "CMO," financing, short-term borrowings under reverse repurchase agreements and proceeds from the sale of capital stock.

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

Critical Accounting Policies

      We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations including the following:

      o     allowance for loan losses; and

      o     investment securities.

      Allowance for loan losses. In evaluating the adequacy of the allowance for loan losses management takes several items into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. It is analyzed for loss performance and prepayment performance by product type, origination year and securitization deal. The results of that analysis are then applied to the current mortgage loan investment portfolio and an estimate is created. In accordance with Statement of Financial Accounting Standards No. 5, management believes that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. In addition, management acknowledges that there are mortgages in the mortgage loan investment portfolio that were acquired and not underwritten within the mortgage operations specific guidelines. As such, management does not have historical loss performance data in which to capture and make a specific allowance for those mortgages. Therefore, management must include an additional allowance for loan losses for those mortgages not underwritten to our specific guidelines.

      Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring potential impairment in the mortgage loan investment portfolio. These items include, but are not limited to, economic indicators that may affect the borrower's ability to pay, political factors and industry statistics. From an industry standpoint, there is a wide range of allowance for loan loss levels that are maintained by our competitors. For additional information regarding provision for loan losses refer to "Results of Operations--Impac Mortgage Holdings, Inc.--Provision for Loan Losses" below.

      Investment securities. Investment securities consist primarily of subordinated mortgage-backed securities that are classified as available-for-sale and are therefore recorded at fair value. Any changes in the fair market value of these investment securities are reported as a component of accumulated other comprehensive income in stockholders' equity. To determine the fair value of investment securities available-for-sale, management must estimate future rates of mortgage prepayments, prepayment penalties to be received, delinquency rates, constant default rates and default loss severity and their impact on estimated cash flows. Estimates are based on historical loss data for comparable mortgages. Management estimates mortgage prepayments by evaluating historical prepayment performance of comparable mortgages and trends in the industry. Management determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate, which it believes is commensurate with the risks involved. If management's estimates and assumptions used in determining future cash flows on mortgage-backed securities vary significantly from actual cash flows, we may be required to record impairment on the mortgage-backed securities, which would require us to write-down the carrying amount of the mortgage-backed securities through earnings.

Financial Highlights for the First Quarter of 2003

      o Earnings per share increased to $0.53 compared to $0.50 for the fourth quarter of 2002 and $0.43 for the first quarter of 2002;

      o Estimated taxable income per share was $0.58 compared to $0.58 for the fourth quarter of 2002 and $0.44 for the first quarter of 2002;

      o Cash dividends declared per share increased to $0.50 compared to $0.48 for the fourth quarter of 2002 and $0.40 for the first quarter of 2002;

      o Total assets increased to $7.4 billion as of March 31, 2003 from $6.6 billion as of December 31, 2002 and $3.3 billion as of March 31, 2002;

      o Book value per share increased to $7.13 as of March 31, 2003 compared to $6.70 as of December 31, 2002 and $6.85 as of March 31, 2002;

      o Total market capitalization increased to $639.1 million as of March 31, 2003 compared to $521.2 million as of December 31, 2002 and $371.4 million as of March 31, 2002;

      o Dividend yield as of March 31, 2003 was 15.40%, based on annualized first quarter cash dividend of $0.50 per share and closing stock price of $12.99 per share;

      o Return on average assets and equity was 1.48% and 31.69% as compared to 1.49% and 31.37% for the fourth quarter of 2002 and 2.02% and 26.72% during the first quarter of 2002;

      o IFC, the mortgage operations, acquired and originated $1.8 billion of primarily Alt-A mortgages compared to $1.7 billion during the fourth quarter of 2002 and $1.2 billion during the first quarter of 2002;

      o The long-term investment operations acquired $1.4 billion of primarily Alt-A mortgages from IFC compared to $1.2 billion during the fourth quarter of 2002 and $491.8 million during the first quarter of 2002; and

      o IMCC originated and retained for long-term investment $42.1 million of multi-family mortgages compared to $25.8 million during the fourth quarter of 2002.

Results of Operations--Impac Mortgage Holdings, Inc.

Net Earnings

      Net earnings increased 63% to $25.5 million, or $0.53 per diluted share, for the first quarter of 2003 compared to $15.6 million, or $0.43 per diluted share, for the first quarter of 2002. The quarter-over-quarter increase in net earnings of $9.9 million was primarily due to the following:

      o     $11.2 million increase in net interest income;

      o     $558,000 increase in equity in net earnings of IFC; and

      o partially offset by a $2.8 million increase in provision for loan losses.

      The 2003 quarter-over-quarter variances are discussed in further detail below.

Taxable Income

      When we file our annual tax returns there are certain adjustments that we make to net earnings and taxable income due to differences in the nature and extent that revenues and expenses are recognized under the two methods. For instance, to calculate taxable income we can only deduct loan loss provisions to the extent that we incurred actual loan losses as compared to net earnings, which allows for a complete deduction of loan loss provisions to derive net earnings. To maintain REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. Therefore, management believes that the disclosure of taxable income, which is a non-GAAP financial measurement, is useful information for our investors.

      After adjusting for our estimates of the differences between net earnings and taxable income, estimated taxable income was $28.0 million, or $0.58 per diluted share, for the first quarter of 2003 compared to $16.1 million, or $0.44 per diluted share, for the first quarter of 2002. We declared cash dividends of $0.50 per share for the first quarter of 2003. As of December 31, 2002 estimated federal and state net operating tax loss carry-forwards were approximately $16.7 million, which expire in the year 2020 and 2010, respectively, that are available to offset future taxable income. Actual net operating tax loss carry-forwards, which may be used to offset future taxable income, will be determined when we file our 2002 tax return.

      The following table presents a reconciliation of net earnings to estimated taxable income for the periods indicated (dollars in thousands, except per share amounts):

                                                              For the Three Months
                                                                 Ended March 31,
                                                          -------------------------------
                                                              2003              2002
                                                          -------------     -------------
Net earnings .........................................    $      25,545     $      15,649
Adjustments to net earnings:
  Provision for loan losses ..........................            6,484             3,707
  Dividend from IFC ..................................            4,455             1,980
  Tax deduction for actual loan losses ...............           (3,325)             (635)
  Equity in net earnings of IFC ......................           (5,167)           (4,609)
                                                          -------------     -------------
Estimated taxable income (1) .........................    $      27,992     $      16,092
                                                          =============     =============
Estimated taxable income per diluted share (1) .......    $        0.58     $        0.44
                                                          =============     =============

---------
(1) Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating tax loss carry-forwards.

Net Interest Income

      We earn interest income primarily on mortgage assets, which include CMO collateral, mortgages held-for-investment, finance receivables and investment securities available-for-sale, or collectively, "Mortgage Assets," and, to a lesser extent, interest income earned on cash and cash equivalents and due from affiliates. Interest expense is primarily interest paid on borrowings on Mortgage Assets, which include CMO borrowings, reverse repurchase agreements and borrowings on investment securities available-for-sale, and, to a lesser extent, interest expense paid on due to affiliates. We also receive or make cash payments on derivative instruments as an adjustment to the yield on Mortgage Assets or borrowings on Mortgage Assets depending on whether certain specified contractual interest rate levels are reached.

      The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the first quarters of 2003 and 2002 and include interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (dollars in thousands):

                                                        For the Three Months                 For the Three Months
                                                        Ended March 31, 2003                 Ended March 31, 2002
                                                 ----------------------------------   -----------------------------------
                                                  Average                              Average
                                                  Balance     Interest     Yield       Balance     Interest      Yield
                                                 ----------  ----------  ----------   ----------  ----------   ----------
                 MORTGAGE ASSETS
Investment securities available-for-sale ......  $   25,536  $      753       11.80%  $   32,364  $      433         5.35%
 Loans Receivable:
  CMO collateral ..............................   5,533,475      60,051        4.34    2,340,187      34,451         5.89
  Mortgages held-for-investment (1) ...........     180,912       3,251        7.19       14,979         (31)       (0.83)
  Finance receivables:
   Affiliated .................................     464,636       4,685        4.03      385,813       4,290         4.45
   Non-affiliated .............................     523,182       6,738        5.15      239,579       3,283         5.48
                                                 ----------  ----------               ----------  ----------
    Total finance receivables .................     987,818      11,423        4.63      625,392       7,573         4.84
                                                 ----------  ----------               ----------  ----------
     Total Loans Receivable ...................   6,702,205      74,725        4.46    2,980,558      41,993         5.64
                                                 ----------  ----------               ----------  ----------
  Total Mortgage Assets .......................  $6,727,741  $   75,478        4.49%  $3,012,922  $   42,426         5.63%
                                                 ==========  ==========               ==========  ==========

                     BORROWINGS
CMO borrowings ................................  $5,417,690  $   41,684        3.08%  $2,261,902  $   22,406         3.96%
Reverse repurchase agreements .................   1,129,251       6,790        2.41      581,247       4,290         2.95
Borrowings secured by investment securities (2)       6,233         632       40.56       12,345         549        17.79
                                                 ----------  ----------               ----------  ----------
  Total borrowings on Mortgage Assets .........  $6,553,174  $   49,106        3.00%  $2,855,494  $   27,245         3.82%
                                                 ==========  ==========               ==========  ==========

Net Interest Spread (3) .......................                                1.49%                                 1.82%

Net Interest Margin (4) .......................                                1.57%                                 2.02%

-------------
(1) Interest income includes amortization of acquisition costs and net cash payments or receipts on derivative instruments not allocated to specific CMOs.

(2) Payments and excess cash flows received from the securities collateralizing this loan are used to pay down the outstanding borrowings. The payments are received from a collateral base that is in excess of the borrowings. Therefore, while the payment amounts should remain relatively stable the average balance of the borrowings will continue to decrease.

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

      Net interest income was $26.8 million for the first quarter of 2003 compared to $15.6 million for the first quarter of 2002. The quarter-over-quarter increase in net interest income was primarily due to an increase in average Mortgage Assets, which increased to $6.7 billion for the first quarter of 2003 compared to $3.0 billion for the first quarter of 2002 as the long-term investment operations acquired $4.8 billion of primarily Alt-A mortgages from the mortgage operations and originated $66.9 million of multi-family mortgages since the end of the first quarter of 2002. We acquire mortgage loans from the mortgage operations that fit within our criteria, which are primarily Alt-A ARMs and FRMs with good credit profiles, with insurance enhancements, when required, prepayment penalty features and purchase money transactions.

      The following table summarizes the principal balance of mortgages acquired by the long-term investment operations from the mortgage operations by loan characteristic for the periods indicated (in thousands):

                                               For the Three Months
                                                  Ended March 31,
                                          --------------------------------
                                               2003              2002
                                          ---------------  ---------------
                                           Principal        Principal
                                            Balance    %     Balance    %
                                            -------    -     -------    -
Volume by Type:
   Adjustable rate .....................  $  866,253   60  $  491,781  100
   Fixed rate ..........................     567,986   40          --    0
                                          ----------       ----------
     Total Mortgage Acquisitions .......  $1,434,239       $  491,781
                                          ==========       ==========
Volume by Product:
   Six-month LIBOR indexed ARMs ........  $  491,241   34  $  322,933   66
   Six-month LIBOR indexed hybrids (1) .     375,011   26     168,848   34
   Fixed rate first trust deeds ........     564,639   39          --    0
   Fixed rate second trust deeds .......       3,348    1          --    0
                                          ----------       ----------
     Total Mortgage Acquisitions .......  $1,434,239       $  491,781
                                          ==========       ==========
Volume by Credit Quality:
   Alt-A loans .........................  $1,427,484  100 $   489,927  100
   B/C loans ...........................       6,755    0       1,854    0
                                          ----------       ----------
     Total Mortgage Acquisitions .......  $1,434,239       $  491,781
                                          ==========       ==========
Volume by Purpose:
   Purchase ............................  $  611,529   43  $  290,019   59
   Refinance ...........................     822,710   57     201,762   41
                                          ----------       ----------
     Total Mortgage Acquisitions .......  $1,434,239       $  491,781
                                          ==========       ==========
Volume by Prepayment Penalty:
   With prepayment penalty .............  $1,163,745   81  $  301,525   61
   Without prepayment penalty ..........     270,494   19     190,256   39
                                          ----------       ----------
     Total Mortgage Acquisitions .......  $1,434,239       $  491,781
                                          ==========       ==========

----------
(1) Mortgages are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.

      The increase in net interest income due to an increase in average Mortgage Assets was offset, in part, by a decrease in net interest margins on Mortgage Assets, which declined to 1.57% for the first quarter of 2003 compared to 2.02% for the first quarter of 2002. The overall decrease in net interest margins was primarily the result of a decline in net interest margins on CMO collateral, which declined 67 basis points to 1.26% for the first quarter of 2003 as compared to 1.93% for the first quarter of 2002. This decline was due to a number of factors, some of which were affected by a decrease in short-term interest rates since the end of the first quarter of 2002, as follows:

o     interest rate adjustments on mortgages;

o     early principal prepayment of higher coupon mortgages;

o     net cash payments on derivative instruments; and

o     higher composition of FRMs.

      Interest rate adjustments on mortgages. Interest rates on seasoned LIBOR ARMs, which secure adjustable rate CMO borrowings and are subject to periodic interest rate caps, have reset lower over the last year as a result of short-term interest rate reductions by the Federal Reserve Bank since the end of the first quarter of 2002 which have, in effect, "caught up" to interest rate reductions on adjustable rate CMO borrowings, which are not subject to periodic interest rate caps. The result is that the interest rate spread differential between LIBOR ARMs, which are primarily indexed to six-month LIBOR, and adjustable rate CMO borrowings, which are primarily indexed to one-month LIBOR, has narrowed or compressed. In addition, many seasoned hybrid ARMs with initial fixed interest rate periods subsequently converted to LIBOR ARMs, which are primarily indexed to six-month LIBOR. This resulted in those mortgages resetting to lower adjustable interest rates.

      Early principal prepayment of higher coupon mortgages. Record refinancing activity during 2002, which continued during the first quarter of 2003, resulted in the early principal payment of mortgages with higher interest rates than interest rates on new mortgages that were acquired by the long-term investment operations. As a result of interest rate resets and the early principal prepayment of higher coupon mortgages, the weighted average coupon of mortgages held as CMO collateral was 6.29% as of March 31, 2003 compared to 7.53% as of March 31, 2002. However, we believe that the high concentration of mortgages held as CMO collateral with prepayment penalty features helps to mitigate future mortgage prepayments. As of March 31, 2003, 78% of mortgages held as CMO collateral had active prepayment penalty features compared to 52% as of March 31, 2002.

      Net cash payments on derivative instruments. The notional amount of derivative instruments rose as we acquired derivative instruments as interest rate hedges for CMO borrowings, which were used to finance the acquisition and origination of $4.8 billion of mortgages by the long-term investment operations since the end of the first quarter of 2002. The increase in the notional amount of derivative instruments combined with the decline of short-term interest rates during the first quarter of 2003 increased net cash payments made on derivative instruments. We acquire derivative instruments to offset possible increased CMO borrowing costs from rising interest rates. However, as short-term interest rates decline, net interest margin compression may occur as the interest rate spread differential between the interest rate index, i.e. one-month LIBOR, and the contractual interest rate level, or strike price, which one-month LIBOR needs to reach in order for us to receive cash payments, widens. As a result of these factors, net cash payments on derivative instruments were $11.8 million for the first quarter of 2003 compared to $6.5 million for the first quarter of 2002. Excluding the impact of derivative instruments, net interest margins on Mortgage Assets would have been 2.20% for the first quarter of 2003 as compared to 2.90% for the first quarter of 2002. The goal of our interest rate hedging policy is to provide stable net interest margins and cash flows to our investors in various interest rate environments. We believe that our interest rate hedging policy is sound and net interest margins will remain relatively stable when and if interest rates rise.

      Higher composition of FRMs. We generally earn smaller net interest margins on FRMs financed with fixed rate CMOs than on ARMs financed with adjustable rate CMOs. In order to compensate CMO bondholders for investing in fixed rate CMOs, which generally have longer lives than adjustable rate CMOs and are fixed over the life of the investment, we must pay a higher yield on the bonds in much the same way that longer term certificates of deposit generally have higher yields than shorter term certificates of deposit. In other words, we are compensating fixed rate CMO bondholders for the risk that market interest rates may rise while interest rates on the CMO bonds will remain fixed. Therefore, overall net interest margins on CMO collateral declined during the first quarter of 2003 compared to the first quarter of 2002, in part, because we acquired and retained more FRMs, which were financed with fixed rate CMO financing. As of March 31, 2003 21% of mortgages held as CMO collateral were FRMs compared to 8% of FRMs held as CMO collateral as of March 31, 2002. However, we believe that FRMs, which generally have longer lives than ARMs, may generate cash flows over a longer time horizon and produce a comparable return on average equity over time as average return on equity on ARMs.

Provision for Loan Losses

      Provision for loan losses were $6.5 million for the first quarter of 2003 compared to $3.7 million for the first quarter of 2002. The provision for estimated loan losses are primarily based on a migration analysis based on historical loss statistics, including cumulative loss percentages and loss severity, of similar mortgages in our mortgage loan investment portfolio. The loss percentage is used to determine the estimated inherent losses in the mortgage loan investment portfolio. Provision for loan losses is also determined based on the following:

      o management's judgment of the net loss potential of mortgages in our mortgage loan investment portfolio based on prior loan loss experience;

      o changes in the nature and volume of the mortgage loan investment portfolio;

      o     value of the collateral;

      o     delinquency trends; and

      o current economic conditions that may affect the borrowers' ability to pay.

      For additional information regarding actual loss rates and delinquencies of mortgages in our mortgage loan investment portfolio refer to "Financial Condition" below.

Non-Interest Income

      Non-interest income primarily consists of equity in net earnings of IFC, net warehouse fees from warehouse advances made by IWLG and other revenue. Equity in net earnings of IFC results as IMH records 99% of the earnings or losses from IFC due to IMH's ownership of 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC.

      Non-interest income increased to $7.8 million for the first quarter of 2003 compared to $5.7 million for the first quarter of 2002. The quarter-over-quarter increase of $2.1 million in non-interest income was primarily due to a $1.6 million gain on sale of mortgages in addition to a $558,000 increase in equity in net income of IFC during the first quarter of 2003. For additional information and detail regarding IFC's financial condition and results of operations refer to "Results of Operations--Impac Funding Corporation" below.

Non-Interest Expense

      Non-interest expense was $2.6 million for the first quarter of 2003 compared to $1.9 million for the first quarter of 2002. The quarter-over-quarter increase of $700,000 in non-interest expense was primarily due to the following:

      o     $1.2 million increase in operating expenses;

      o     $526,000 decrease in gain on disposition of other real estate owned;
            and

      o partially offset by a $1.0 million decrease in write-down on investment securities available-for-sale.

      The increase in operating expenses, which include professional services, general and administrative expense and personnel expense, was primarily due to the growth of our operating businesses, which resulted in a 124% increase in total assets since the end of the first quarter of 2002. In addition, general and administrative expense for the first quarter of 2002 reflects a $395,000 tax refund of a previous alternative minimum tax payment. The $526,000 decrease in gain on disposition of other real estate owned was the result of estimates of write-downs on foreclosed property to a percentage of appraised value or a real estate broker's price opinion which were more in line with actual results upon the sale of the foreclosed property during the first quarter of 2003 than during the first quarter of 2002. The $1.0 million decrease in write-down of investment securities available-for-sale was due to write-downs recorded during the first quarter of 2002 to reflect current market conditions, including prepayment experience and loss expectations, of mortgage-backed securities that remain in our investment securities portfolio. Write-downs on investment securities recorded during the first quarter of 2002 were primarily taken on investment securities secured by mortgages not underwritten and created by our mortgage operations. However, since 1998 our investment strategy has been to only acquire or invest in securities underwritten and created by our mortgage operations.

Financial Condition

      Total assets grew 12% to $7.4 billion as of March 31, 2003 compared to $6.6 billion as of December 31, 2002 as the long-term investment operations acquired $1.4 billion of primarily adjustable and fixed rate Alt-A mortgages from the mortgage operations and retained $42.1 million of multi-family mortgages originated by IMCC during the first quarter of 2003. The acquisition and retention of Alt-A mortgages increased CMO collateral and mortgages held-for-investment to $6.3 billion as of March 31, 2003 compared to $5.2 billion as of December 31, 2002.

      The following table presents selected information about mortgages held as CMO collateral for the periods indicated:

                                                      As of and For the Quarter Ended,
                                                  ----------------------------------------
                                                  March 31,     December 31,     March 31,
                                                    2003            2002            2002
                                                  ---------     ------------     ---------
Percent of Alt-A mortgages...................        99              99              99
Percent of ARMs..............................        79              85              92
Percent of hybrid ARMs.......................        31              35              61
Weighted average coupon......................       6.29            6.57            7.53
Weighted average margin......................       2.99            3.01            3.31
Weighted average original LTV................        80              82              83
Weighted average original credit score.......        687             683            672
Percent with active prepayment penalty.......        78              76              52
Percent of mortgages in California...........        62              63              63
Percent of purchase transactions.............        57              62              66
Percent of owner occupied....................        91              93              95
Percent of first lien........................        99              99              99

      Our investment securities portfolio was $25.2 million, or 0.34% of total assets, as of March 31, 2003, which included positive mark-to-market fair value adjustments of $8.8 million. Finance receivables declined to $831.5 million as of March 31, 2003 compared to $1.1 billion as of December 31, 2002 as customer mortgage inventory declined by quarter-end as a result of large bulk loan sales. However, total average finance receivables increased to $987.8 million for the first quarter of 2003 compared to $952.1 million for the fourth quarter of 2002.

      The following table presents selected financial data for the periods indicated (dollars in thousands, except per share data):


                                                                                    As of and For the Quarter Ended,
                                                                            ---------------------------------------------
                                                                              March 31,     December 31,      March 31,
                                                                                 2003            2002            2002
                                                                            -------------   -------------   -------------
Book value per share .....................................................  $        7.13   $        6.70   $        6.85
Return on average assets .................................................           1.48%           1.49%           2.02%
Return on average equity .................................................          31.69%          31.37%          26.72%
Assets to equity ratio ...................................................        21.07:1         21.59:1         12.40:1
Debt to equity ratio .....................................................        19.98:1         20.48:1         11.32:1
Allowance for loan losses as a percentage of Loans Receivable ............           0.42%           0.42%           0.46%
Mortgages 90+ days delinquent and other real estate owned ................  $     155,597   $     130,614   $      80,403
Mortgages 90+ days delinquent and other real estate owned to total assets            2.10%           1.99%           2.40%
Mortgages owned 60+ days delinquent ......................................  $     190,003   $     161,260   $      94,219
60+ day delinquency of mortgages owned ...................................           3.17%           3.22%           3.85%

      We believe that in order for us to generate positive cash flows and earnings we must successfully manage the following primary operational and market risks:

      o     credit risk;

      o     prepayment risk;

      o     liquidity risk; and

      o     interest rate risk.

      Credit Risk. We manage credit risk by acquiring for long-term investment high credit quality Alt-A mortgages with conservative LTV ratios that are acquired and originated by our mortgage operations, adequately providing for loan losses and actively managing delinquencies and defaults. We believe that by improving the overall credit quality of our mortgage loan investment portfolio we can consistently generate stable future cash flow and earnings. During the first quarter of 2003 we acquired primarily adjustable and fixed rate Alt-A mortgages from the mortgage operations with an original weighted average credit score of 701 and an original weighted average LTV ratio of 75%. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but that have loan characteristics that make them non-conforming under those guidelines. We primarily acquire non-conforming "A" or "A-" credit quality mortgages, collectively, Alt-A mortgages. As defined by us, A credit quality mortgages generally have a credit score of 640 or better and A- credit quality mortgages generally have a credit score of between 600 and 639. As a comparison, Fannie Mae and Freddie Mac generally purchase conforming mortgages with credit scores greater than 620. As of March 31, 2003 the original weighted average credit score of mortgages held as CMO collateral was 687 and the original weighted average LTV ratio was 80%.

      In addition to acquiring mortgages from our mortgage operations, the long-term investment operations originated $42.1 million of multi-family mortgages through IMCC. IMCC was formed to primarily originate small balance multi-family mortgages with high credit quality, conservative LTV ratios and adjustable rate mortgages with balances ranging from $250,000 to $1.5 million. Multi-family mortgages provide greater asset diversification on our balance sheet as multi-family mortgages typically have higher interest rate spreads and longer lives than residential mortgages. All multi-family mortgages originated during the first quarter of 2003 had interest rate floors with prepayment penalty periods ranging from three to five.

      We believe that we have adequately provided for loan losses by maintaining a ratio of allowance for loan losses to total loans receivable, which includes CMO collateral, finance receivables, and mortgages held-for-investment, of 42 basis points as of March 31, 2003 as allowance for loan losses increased to $29.8 million. However, as mortgages held as CMO collateral season, there is generally a historical upward curve whereby some mortgages will move through the delinquency cycle with the expectation that some of the delinquent mortgages will eventually be acquired through foreclosure proceedings and sold at a gain or loss. Although mortgage delinquency rates as a percentage of the mortgage loan investment portfolio declined since the end of the first quarter of 2002, actual loan losses increased to $3.3 million for the first quarter of 2003 compared to $635,000 for the first quarter of 2002 as mortgages acquired during 2001 and 2000 reflect the movement of mortgages through the delinquency cycle to acquisition via foreclosure proceedings to eventual disposition. Mortgages held as CMO collateral that were acquired during 2003 and 2002 are unseasoned mortgages and have not experienced material losses as of March 31, 2003 while CMOs issued prior to 2000 include seasoned mortgages, which have not experienced a significant increase in losses.

      We monitor our sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide. This includes an effective and aggressive collection effort in order to minimize mortgages from becoming seriously delinquent. However, when resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform ongoing review of mortgages that display weaknesses and believe that we maintain adequate loss allowance on the mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. In foreclosure sales, we generally acquire title to the property. As of March 31, 2003 our mortgage loan investment portfolio included 3.17% of mortgages that were 60 days or more delinquent compared to 3.22% as of December 31, 2002.

      The following table summarizes mortgages in our long-term mortgage loan investment portfolio that were 60 or more days delinquent for the periods indicated (in thousands):

                                                 At March 31,    At December 31,
                                                     2003              2002
                                               ----------------  ---------------
60-89 days delinquent........................  $         48,458  $       41,762
90 or more days delinquent...................            30,845          33,822
Foreclosures.................................           102,919          74,597
Delinquent bankruptcies......................             7,781          11,079
                                               ----------------  --------------
   Total 60 or more days delinquent..........  $        190,003  $      161,260
                                               ================  ==============

      Seriously delinquent assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. When real estate is acquired in settlement of loans, referred to as other real estate owned, the mortgage is written-down to a percentage of the property's appraised value or broker's price opinion. As of March 31, 2003 seriously delinquent assets and other real estate owned as a percentage of total assets was 2.10% compared to 1.99% as of December 31, 2002.

     The following table summarizes mortgages in our long-term mortgage loan investment portfolio that were seriously delinquent and other real estate owned for the periods indicated (in thousands):

                                                 At March 31,   At December 31,
                                                     2003             2002
                                                -------------   ---------------
90 or more days delinquent...................         141,545           119,498
Other real estate owned......................          14,052            11,116
                                                -------------   ---------------
   Total.....................................   $     155,597   $       130,614
                                                =============   ===============

      Prepayment Risk. 81% of Alt-A mortgages acquired from the mortgage operations during the first quarter of 2003 had prepayment penalty features ranging from two to five years and as of March 31, 2003, 78% of mortgages held as CMO collateral had active prepayment penalties compared to 52% as of March 31, 2002.

      Liquidity Risk. We employ a leveraging strategy to increase assets by financing our mortgage loan investment portfolio primarily with CMO borrowings, reverse repurchase agreements and capital and then using cash proceeds to acquire additional mortgage assets. We acquire adjustable and fixed rate mortgages from the mortgage operations and finance the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements. After accumulating a pool of adjustable and fixed rate mortgages, generally between $200 million and $600 million, we securitize the mortgages in the form of CMOs. Our strategy is to securitize our mortgages every 30 to 45 days in order to reduce the accumulation period that mortgages are outstanding on short-term warehouse or reverse repurchase facilities, which reduces our exposure to margin calls on these facilities. CMOs are classes of bonds that are sold to investors in mortgage-backed securities and as such are not subject to margin calls. In addition, CMOs generally require a smaller initial cash investment as a percentage of mortgages financed than does interim warehouse and reverse repurchase financing.

      Because of the historically favorable prepayment and loss rates of our high credit quality Alt-A mortgages, we have received favorable credit ratings on our CMOs from credit rating agencies, which has reduced our required initial capital investment as a percentage of mortgages securing CMO financing. The ratio of total assets to total equity, or "leverage ratio," was 21.07 to 1 as of March 31, 2003 compared to 12.40 to 1 as of March 31, 2002. However, after excluding CMO collateral and CMO borrowings, leverage on all other assets was
4.53 to 1 as of March 31, 2003 compared to 4.43 to 1 as of March 31, 2002. With increased leverage, we have been able to grow our balance sheet by efficiently using available capital. We continually monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to "Liquidity and Capital Resources" below.

      Interest Rate Risk. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk."

Results of Operations--Impac Funding Corporation

      Net earnings were $5.2 million for the first quarter of 2003 compared to $4.7 million for the first quarter of 2002. The quarter-over-quarter increase was primarily due to the following:

      o     $3.9 million increase in non-interest income;

      o     $1.5 million increase in net interest income; and

      o partially offset by a $4.8 million increase in non-interest expense and income taxes.

      The 2003 quarter-over-quarter variances are discussed in further detail below.

Net Interest Income

      Net interest income was $3.2 million for the first quarter of 2003 compared to $1.7 million for the first quarter of 2002. The quarter-over-quarter increase in net interest income was primarily due to an increase in average mortgages held-for-sale, which increased to $489.4 million for the first quarter of 2003 compared to $390.2 million for the first quarter of 2002 as the mortgage operations acquired $1.8 billion of primarily Alt-A mortgages during the first quarter of 2003. The increase in net interest income was also due to an increase in net interest margins on mortgages held-for-sale, which rose to 2.89% for the first quarter of 2003 compared to 1.90% for the first quarter of 2002. Net interest margins improved for the first quarter of 2003 as the mortgage operations acquired a higher percentage of FRMs and six-month LIBOR hybrids, which generally have higher interest rates than interest rates on six-month LIBOR ARMs.

      The following table summarizes the principal balance of mortgage acquisitions and originations by loan characteristic for the periods indicated (in thousands):

                                                        For the Three Months Ended March 31,
                                                       --------------------------------------
                                                             2003                  2002
                                                       -----------------    -----------------
                                                        Principal            Principal
                                                         Balance      %      Balance       %
                                                       ----------    ---    ----------    ---
By Loan Type:
  Fixed rate first trust deed .....................    $  894,427     50    $  362,806     31
  Fixed rate second trust deed ....................        28,896      2        13,496      1
  Adjustable rate:
     Six-month LIBOR indexed ARMs .................       500,067              523,731
     Six-month LIBOR indexed hybrids (1) ..........       347,965              284,352
                                                       ----------           ----------
       Total adjustable rate ......................       848,032     48       808,083     68
                                                       ----------    ---    ----------    ---
       Total Mortgage Acquisitions and Originations    $1,771,355    100    $1,184,385    100
                                                       ==========    ===    ==========    ===
By Production Channel:
  Correspondent acquisitions:
     Flow .........................................    $1,042,306     59    $  832,177     70
     Bulk .........................................       317,409     18        45,565      4
                                                       ----------    ---    ----------    ---
       Total correspondent acquisitions ...........     1,359,715     77       877,742     74
                                                       ----------    ---    ----------    ---
     Wholesale and retail originations ............       305,090     17       235,417     20
     Novelle Financial Services, Inc. .............       106,550      6        71,226      6
                                                       ----------    ---    ----------    ---
       Total Mortgage Acquisitions and Originations    $1,771,355    100    $1,184,385    100
                                                       ==========    ===    ==========    ===
By Credit Quality:
  Alt-A ...........................................    $1,656,908     94    $1,107,650     94
  B/C (2) .........................................       114,447      6        76,735      6
                                                       ----------    ---    ----------    ---
       Total Mortgage Acquisitions and Originations    $1,771,355    100    $1,184,385    100
                                                       ==========    ===    ==========    ===
By Purpose:
  Purchase ........................................    $  764,032     43    $  648,230     55
  Refinance .......................................     1,007,323     57       536,155     45
                                                       ----------    ---    ----------    ---
       Total Mortgage Acquisitions and Originations    $1,771,355    100    $1,184,385    100
                                                       ==========    ===    ==========    ===
By Prepayment Penalty:
  With prepayment penalty .........................    $1,471,904     83    $  817,251     69
  Without prepayment penalty ......................       299,451     17       367,134     31
                                                       ----------    ---    ----------    ---
       Total Mortgage Acquisitions and Originations    $1,771,355    100    $1,184,385    100
                                                       ==========    ===    ==========    ===

-----------
(1) Mortgages are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.

(2) The first quarter of 2003 and 2002 includes $106.6 million and $71.2 million, respectively, of B/C mortgages originated by Novelle Financial Services, Inc., a subsidiary of IFC, that are subsequently sold to third party investors for cash gains.

Non-Interest Income

      Non-interest income was $21.4 million for the first quarter of 2003 compared to $17.5 million for the first quarter of 2002. The quarter-over-quarter increase was primarily due to a $5.8 million increase in gain on sale of loans. Gain on sale of loans increased to $22.0 million during the first quarter of 2003 compared to gain on sale of loans of $16.2 million during the first quarter of 2002. Gain on sale of loans includes the difference between the price we acquire and originate mortgages and the price we receive on loan sale or securitization and direct mortgage origination revenue and cost, i.e. loan and underwriting fees, commissions, appraisal review fees, document expense, etc.

      Gain on sale of loans was 114 basis points on total loan sales volume of $1.9 billion for the first quarter of 2003 compared to 167 basis points on total loan sales volume of $969.4 million for the first quarter of 2002. All mortgages were sold by the mortgage operations on a servicing released basis during the first quarters of 2003 and 2002, which results in 100% cash gains upon sale or securitization. In order to minimize risks associated with the accumulation of our mortgages, we seek to securitize our mortgages more frequently by creating smaller securitizations, thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of mortgages.

      The following table summarizes the principal balance of mortgage sales by the mortgage operations for the periods indicated:

                                                      For the Three Months
                                                         Ended March 31,
                                                     ------------------------
                                                        2003          2002
                                                     ----------    ----------
REMIC ...........................................    $  287,500    $  393,381
Whole loan sales to third party investors .......       214,932        84,206
Loan sales to the long-term investment operations     1,434,239       491,781
                                                     ----------    ----------
   Total sales ..................................    $1,936,671    $  969,368
                                                     ==========    ==========

Non-Interest Expense

      Non-interest expense and income taxes was $19.4 million for the first quarter of 2003 compared to $14.6 million for the first quarter of 2002. The quarter-over-quarter increase in non-interest expense of $4.8 million was primarily due to the following:

      o     $3.7 million increase in operating costs;

      o     $410,000 increase in income taxes; and

      o $498,000 increase in amortization and impairment of mortgage and master servicing rights.

      The $3.7 million increase in operating costs, which include personnel expense, professional services, equipment expense, occupancy expense, data processing expense and general and administrative expense, was primarily due to loan production growth. Operating costs increased 38% to $13.4 million for the first quarter of 2003 compared to $9.7 million for the first quarter of 2002 while mortgage acquisition and origination growth increased 50% quarter-over-quarter. We believe that our efficient centralized operating structure and our web-based automated underwriting system, iDASLg2, allows us to maintain our position as a low cost nationwide acquirer and originator of Alt-A mortgages.

      The following table summarizes fully-loaded mortgage production costs to acquire or originate a single mortgage by production channel for the periods indicated (in basis points of mortgage acquisition or origination):

                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                              ---------------------
    Production Channel                       Company                             2003        2002
------------------------------        -----------------------------           ---------   ---------
Correspondent acquisitions            Impac Funding Corporation                   65.42       71.58
Wholesale/retail originations         Impac Lending Group                        105.80      103.44
B/C originations                      Novelle Financial Services, Inc.           258.00      292.71
                                                                              ---------   ---------
   Total Weighted Average Cost........................................            83.96       91.21
                                                                              =========   =========

      Fully-loaded cost to acquire or originate a single mortgage is based on mortgage production costs, including sales commissions which are a component of gain on sale of loans in the financial statements, and corporate administrative costs, including human resources, accounting, management information systems, corporate administration and marketing. Mortgage production costs exclude other non-production related expenses, including amortization and impairment of mortgage servicing rights, mark-to-marked gain (loss) from SFAS 133 and write-down of investment securities.

Liquidity and Capital Resources

      We recognize the need to have funds available for our operating businesses and our customers' demands for obtaining short-term warehouse financing until the settlement or sale of mortgages with us or with other investors. It is our policy to have adequate liquidity at all times to cover normal cyclical swings in funding availability and mortgage demand and to allow us to meet abnormal and unexpected funding requirements. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. Toward this goal, our Asset/Liability Committee, or "ALCO," is responsible for monitoring our liquidity position and funding needs.

      ALCO is comprised of the senior executives of the mortgage operations and warehouse lending operations. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the Company's balance sheet for changes in the liquidity of our assets. Our liquidity consists of cash and cash equivalents, short-term and marketable investment securities rated AAA through BBB and maturing mortgages, or "liquid assets." Our policy is to maintain a liquidity threshold of 5% of liquid assets to warehouse borrowings, reverse repurchase agreements, dividends payable and other short-term liabilities. During the first quarter of 2003 we were in compliance with this policy, which ALCO reports to the board of directors at least quarterly.

      We believe that current liquidity levels, available financing facilities and liquidity provided by operating activities will adequately provide for our projected funding needs and asset growth. However, any future margin calls and, depending upon the state of the mortgage industry, terms of any sale of mortgage assets may adversely affect our ability to maintain adequate liquidity levels or may subject us to future losses. Our operating businesses primarily use available funds as follows:

      o     acquisition and origination of mortgages;

      o provide short-term warehouse advances to affiliates and non-affiliates; and

      o     pay common stock dividends.

      Acquisition and origination of mortgages. During the first quarter of 2003 the mortgage operations acquired and originated $1.8 billion of primarily Alt-A mortgages. Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated. The mortgage operations paid weighted average premiums of 1.75% on the principal balance of mortgages acquired during the first quarter of 2003. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages every 30 to 45 days.

      The long-term investment operations acquired $1.4 billion of primarily Alt-A mortgages from the mortgage operations and originated $42.1 million of multi-family mortgages for long-term investment. Initial capital invested in mortgages includes premiums paid upon acquisition of mortgages and the equity required to finance mortgages with short-term reverse repurchase agreements. Equity requirements to finance Alt-A mortgages with reverse repurchase agreements generally range from between 2% and 5% of the principal balance of the mortgage depending on the collateral provided. Equity requirements to finance multi-family mortgages with reverse repurchase agreements is approximately 15% of the principal balance of the mortgage depending on the collateral provided. When the long-term investment operations accumulate a pool of mortgages, generally ranging from $200.0 million to $600.0 million, the mortgages are financed through the issuance of CMOs. When we complete CMOs our total initial capital investment in CMOs ranges from approximately 3% to 5% of the principal balance of mortgages, depending on premiums paid upon acquisition of mortgages, costs paid for completion of CMOs, costs to acquire derivative instruments and initial capital investment in CMOs required to achieve desired credit ratings. Therefore, we also attempt to securitize our mortgages through CMO financing every 30 to 45 days as total capital invested in CMOs is generally less than cash required for reverse repurchase financing.

      Provide short-term warehouse advances to affiliates and non-affiliates. We utilize uncommitted warehouse facilities with various lenders to provide short-term warehouse financing to affiliates and external customers of the warehouse lending operations. The warehouse lending operations provide short-term financing to external customers from the closing of the mortgages to their sale or other settlement with investors. The warehouse lending operations finances between 95% and 98% of the fair market value of mortgages, which equates to a cash requirement of between 2% and 5%, at prime rate plus a spread. As of March 31, 2003 the warehouse lending operations had $638.0 million of approved warehouse lines available to non-affiliates, of which $515.2 million was outstanding.

      Affiliates had $21.0 million in pledge accounts with the warehouse lending operations as of March 31, 2003, which allows them to finance 100% of the fair market value of their mortgages at prime minus 0.50%. The mortgage operations has uncommitted warehouse line agreements to obtain financing of up to $600.0 million from the warehouse lending operations to provide interim mortgage financing during the period that the mortgage operations accumulates mortgages until the mortgages are securitized or sold. As of March 31, 2003 the warehouse lending operations had $340.0 million in outstanding warehouse advances to the mortgage operations, excluding pledge balances.

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

      Pay common stock dividends. We made common stock dividend payments of $21.8 million during the first quarter of 2003.

      Our operating businesses are primarily funded as follows:

      o     CMO borrowings and reverse repurchase agreements;

      o     cash flows from our mortgage loan investment portfolio;

      o     sale and securitization of mortgages; and

      o     cash proceeds from the issuance of securities.

      CMO borrowings and reverse repurchase agreements. We use reverse repurchase agreements and CMO borrowings to fund substantially all of our warehouse advances to affiliates and non-affiliates, the acquisition of mortgages to be held for long-term investment and, prior to 1999, the acquisition of investment securities. Since 1999 we have not acquired any investment securities.

      As we accumulate mortgages for long-term investment, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase agreements with third party lenders. Since 1995 we have primarily used an uncommitted repurchase facility with a major investment bank to finance substantially all warehouse advances to affiliates and non-affiliates and mortgages acquired for long-term investment, as needed. However, during 2002 we added $650.0 million of new uncommitted warehouse facilities with other lenders to finance asset growth. The new warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past and the flexibility of having financial relationships with a larger cross-section of financial institutions. As of March 31, 2003 the warehouse lending operations had $857.6 million outstanding on warehouse facilities with various lenders.

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

      In order to mitigate the liquidity risk associated with reverse repurchase agreements, we attempt to securitize our mortgages between 30 and 45 days. Although securitizing mortgages more frequently adds operating and securitization costs, we believe the added cost is offset as more liquidity is provided with less interest rate and price volatility, as the accumulation and holding period of mortgages is shortened. When we have accumulated a sufficient amount of mortgages, we issue CMOs and convert short-term advances under reverse repurchase agreements to long-term CMO borrowings. The use of CMOs provides the following benefits:

      o allows us to lock in our financing cost over the life of the mortgages securing the CMO borrowings; and

      o eliminates margin calls on the borrowings that are converted from reverse repurchase agreements to CMO financing.

      During the first quarter of 2003 we completed $1.5 billion of CMOs, of which $921.7 million was adjustable rate CMOs and $561.9 million was fixed rate CMOs, to provide long-term financing for the acquisition and origination of $1.5 billion of Alt-A and multi-family mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our mortgages, we have been able to borrow a higher percentage against mortgages held as CMO collateral, which means that we have to provide less initial capital upon completion of CMOs. Equity in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies. Total credit loss exposure is limited to the capital invested in the CMOs at any point in time. As of March 31, 2003 total equity invested in mortgages held as CMO collateral was $129.7 million, which includes premiums paid when mortgages are acquired from the mortgage operations, costs incurred to complete CMO borrowings, costs incurred to acquire derivative instruments and the required initial capital investment in CMOs. We also determine the amount of equity invested in CMOs based upon the anticipated return on equity as compared to estimated proceeds from additional debt issuance. By decreasing the amount of capital we are required to invest in our CMOs to maintain desired credit ratings, we have been able to effectively utilize available cash to acquire additional mortgage assets.

      Cash flows from our mortgage loan investment portfolio. During the first quarter of 2003 mortgages held as CMO collateral, which is the majority of the mortgage loan investment portfolio, generated excess principal and interest cash flows of $34.2 million. We receive excess principal and interest cash flows on mortgages held as CMO collateral after distributions are made to investors in CMOs to the extent cash or other collateral required to maintain desired credit ratings on the CMOs is fulfilled. Excess principal and interest cash flows represent the difference between principal and interest payments on the mortgages less the following:

      o     interest paid to bondholders;

      o     pro-rata early principal prepayments paid to bondholders;

      o     servicing fees paid to mortgage servicers;

      o     premiums paid to mortgage insurers; and

      o actual losses incurred on disposition of real estate acquired in settlement of mortgages.

      Sale and securitization of mortgages. When the mortgage operations accumulates a sufficient amount of mortgages, generally between $100.0 million and $300.0 million, it sells or securitizes the mortgages. The mortgage operations sold $1.4 billion of mortgages to the long-term investment operations during the first quarter of 2003, $214.9 million of mortgages to third party investors and $287.5 million was securitized as REMICs. The mortgage operations sold mortgage servicing rights on substantially all mortgages during the first quarter of 2003. The sale of mortgage servicing rights generated substantially all cash gains, which was used to acquire and originate additional mortgages. In order to mitigate interest rate and market risk, the mortgage operations attempts to sell and securitize mortgages between 30 and 45 days. Since we rely significantly upon sales and securitizations to generate cash proceeds to repay borrowings and to create credit availability, any disruption in our ability to complete sales and securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing sales and securitizations of our mortgages increase our risk by exposing us to credit and interest rate risk for this extended period of time.

      Cash proceeds from the issuance of securities. In December 2001, we filed with the SEC a shelf registration statement that allows us to sell up to $300.0 million of securities, including common stock, preferred stock, debt securities and warrants. During the three months ended March 31, 2003 we issued approximately 3.4 million shares of common stock from our shelf registration statement, in the form of a public offering, and received net cash proceeds of approximately $37.8 million. Pursuant to an amended and restated equity distribution with UBS Warburg, LLC, we also sold 358,386 shares of common stock from our shelf registration statement during the three months ended March 31, 2003 and received net proceeds of approximately $4.1 million. During the three months ended March 31, 2003 UBS Warburg, LLC received a commission of 3% of the gross sales price per share of the shares of common stock sold pursuant to the amended and restated equity distribution agreement, which amounted to an aggregate commission of $126,000. As of March 31, 2003, approximately $129.7 million in securities were available for issuance under our shelf registration statement. By issuing new shares periodically throughout the year we believe that we were able to utilize new capital more efficiently and profitably.

Cash Flows

      Operating Activities - Net cash used in operating activities was $528,000 during the first quarter of 2003 compared to net cash provided by operating activities of $20.6 million during the first quarter of 2002. Net earnings of $25.5 million provided most of the cash flows from operating activities during the first quarter of 2003.

      Investing Activities - Net cash used in investing activities was $816.7 million during the first quarter of 2003 compared to $487.7 million during the first quarter of 2002. Net cash flows of $809.4 million were used in investing activities to acquire and originate mortgages, net of mortgage principal repayments.

      Financing Activities - Net cash provided by financing activities was $817.5 million during the first quarter of 2003 compared to $468.1 million during the first quarter of 2002. Net cash flows of $1.1 billion provided by CMO financing, net of debt reduction, was primarily provided by financing activities.

Inflation

      The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgages and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect our yield and subsequently the value of our portfolio of mortgage assets.

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

      The effects that terrorist attacks in the United States or other incidents and related military action may have on the mortgage operations' ability to acquire or originate mortgages, the performance of the mortgages held by the long-term investment operations or on the values of mortgaged properties cannot be determined at this time. As a result of terrorist activity or military action, there may be a reduction in new mortgages, which will adversely affect our ability to expand our mortgage portfolio. In addition, a decline in new mortgage activity will likely result in reduced activity for our warehouse lending operations and our long-term investment operations. Mortgages held by our long-term investment operations may experience higher rates of delinquency, default and prepayment. These potential consequences of terrorist attacks or military action will have an adverse affect on our financial results. Federal agencies and non-government lenders have, and may continue to, defer, reduce or forgive payments and delay foreclosure proceedings in respect of loans to borrowers affected in some way be recent and possible future events. In addition, activation of a substantial number of U.S. military reservists or members of the National Guard may significantly increase the proposition of mortgages whose mortgage rates are reduced by application of the Soldiers' and Sailors' Civil Relief Act of 1940 or similar state laws, and neither the master servicers nor the servicers will be required to advance for any interest shortfall caused by any such reduction. Interest payable to senior and subordinate certificate holders will be reduced on a pro rata basis by any reductions in the amount of interest collectible as a result of application of the Soldiers' and Sailors' Civil Relief Act of 1940 or similar state laws.

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

      o whole loan sales and securitizations of acquired or originated mortgages;

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

      Our financing facilities were short-term borrowings and due to the turmoil in the mortgage industry during the latter part of 1998 many traditional providers of financing facilities were unwilling to provide facilities on favorable terms, or at all. Our current financing facilities continue to be short-term borrowings and we expect this to continue. If we cannot renew or replace maturing borrowings, we may have to sell, on a whole loan basis, the loans securing these facilities, which, depending upon market conditions, may result in substantial losses.

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

      o credit quality of the mortgages acquired or originated through our mortgage operations;

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

      Our operations, as a mortgage loan acquirer and originator or a warehouse lender, may be adversely affected by rising and falling interest rates. Higher interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. This may decrease the amount of mortgages available to be acquired or originated by our mortgage operations and decrease the demand for warehouse financing provided by our warehouse lending operations. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgages at lower long-term fixed interest rates. Increased loan prepayments could lead to a reduction in the number of loans in our investment portfolio and reduce our net interest income.

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

      The availability of sufficient mortgages meeting our criteria is dependent in part upon the size and level of activity in the residential real estate lending market and, in particular, the demand for Alt-A mortgages, which is affected by:

      o     interest rates;

      o     national economic conditions;

      o     residential property values; and

      o     regulatory and tax developments.

      If our mortgage purchases decrease, we will have:

      o     decreased economies of scale;

      o     higher origination costs per loan;

      o     reduced fee income;

      o     smaller gains on the sale of non-conforming mortgages; and

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

      The mortgage brokers and correspondents from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such liability. Previously, for example, the United States Federal Trade Commission, or "FTC," entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the "agent" of the lender; the FTC imposed a fine on the lender in part because, as "principal," the lender was legally responsible for the mortgage broker's unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a sub-prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers or correspondents.

After July 1, 2003 we may no longer be able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, which may cause us to be unable to compete effectively with financial institutions that are exempt from such restrictions on ARMs.

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

      Certain state laws restrict or prohibit prepayment penalties on mortgages. We have historically relied on the federal Alternative Mortgage Transactions Parity Act, or the "Parity Act," and related regulations issued by the Office of Thrift Supervision, or "OTS," to preempt state limitations on prepayment penalties on ARMs. The Parity Act was enacted to extend to financial institutions other than federally chartered depository institutions the federal preemption which federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS issued final regulations that reduce the scope of the Parity Act preemption. The OTS subsequently delayed the effective date of the final regulations until July 1, 2003. The National Home Equity Mortgage Association has filed a lawsuit against the OTS challenging the OTS's authority to issue the regulations. Unless the court determines prior to July 1, 2003 that the regulations were not validly issued on that date, we will no longer be able to rely on the Parity Act to preempt state restrictions on prepayment penalties.

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

      To sustain our growth strategy we intend to raise capital through the sale of equity. The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. In December 2001 we filed a shelf registration statement with the SEC, which allows us to sell up to $300.0 million of securities, including common stock, preferred stock, debt securities and warrants. As of March 31, 2003, we have sold approximately $170.3 million (gross proceeds) worth of common stock from our shelf registration statement and we may sell additional securities worth approximately $129.7 million (gross proceeds) from our shelf registration statement in the future. We have also registered an aggregate of 2,120,069 shares of common stock in connection with our 2001 Stock Option, Deferred Stock and Restricted Stock Plan, and pursuant to the terms of the plan, approved an increase of 1,500,000 authorized shares, which we plan to register. As of March 31, 2003, our 1995 Stock Option, Deferred Stock and Restricted Stock Plan had 67,390 shares reserved and available for issuance and that were registered. The sale of a large amount of shares or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We focus on effectively managing the various operational and market risks associated with our businesses. We believe that the most critical of those risks are:

      o     credit risk;

      o     prepayment risk;

      o     liquidity risk; and

      o     interest rate risk.

      We manage credit risk by acquiring high-credit quality Alt-A mortgages from the mortgage operations with favorable credit profiles and by acquiring mortgages with conservative loan-to-value ratios with mortgage insurance enhancements, when required, which reduces our effective loan-to-value ratio. Our belief is that high-credit quality Alt-A mortgages will result in favorable foreclosure rates and conservative loan-to-value ratios will result in favorable loss rates. We also believe that we maintain an adequate allowance for loan losses to provide for future loan losses. We manage mortgage prepayment risk by acquiring Alt-A mortgages from the mortgage operations with prepayment penalty features. We manage liquidity risk by frequently securitizing or selling our mortgages. We securitize mortgages through the issuance of CMOs and REMICs every 30 to 45 days. By frequently securitizing our mortgages, we reduce the volume of mortgages that are financed with short-term reverse repurchase agreements at any given time. The issuance of CMOs convert short-term reverse repurchase borrowings, which are subject to margin calls if the value of the mortgages collateralizing reverse repurchase borrowings decline, to long-term CMO financing that are not subject to margin calls. By securitizing mortgages as REMICs or selling mortgages as whole loan sales, ownership of the mortgages transfers to the trust in the case of REMICs and to the buyer in the case of whole loan sales. For additional information regarding these risks refer to Item
2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      ALCO follows an interest rate hedge program intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate CMO borrowings. Our primary objective is to hedge our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate hedge program is formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on adjustable rate CMO borrowings resulting from the following:

      o interest rate adjustment limitations on mortgages held as CMO collateral due to periodic and lifetime interest rate cap features; and

      o mismatched interest rate adjustment periods between mortgages held as CMO collateral and CMO borrowings.

      We acquire for long-term investment six-month LIBOR ARMs and hybrid ARMs. Six-month LIBOR ARMs are generally subject to periodic and lifetime interest rate caps. This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally six months, or over the life of the mortgage. Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1% per semiannual adjustment. Also, each ARM has a maximum lifetime interest rate cap. Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations. During a period of rapidly increasing or decreasing interest rates, financing costs would increase or decrease at a faster rate than the periodic interest rate adjustments on mortgages would allow, which could affect net interest income. In addition, if market rates were to exceed the maximum interest rates of our ARMs, borrowing costs would increase while interest rates on ARMs would remain constant.

      We also acquire hybrid ARMs that have initial fixed interest rate periods generally ranging from two to three years and, to a lesser extent, five years, which subsequently convert to six-month LIBOR ARMs. During a rapidly increasing or decreasing interest rate environment financing costs would increase or decrease more rapidly than would interest rates on mortgages, which would remain fixed until their next interest rate adjustment date. In order to provide some protection against any resulting basis risk shortfall on the related liabilities, we purchase derivative instruments. Derivative instruments are based upon the principal balance that would result under assumed prepayment speeds.

      We measure the sensitivity of our net interest income to changes in interest rates affecting interest sensitive assets and liabilities using simulations. As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets and interest-bearing liabilities and their affect on overall earnings. The simulations assume instantaneous and parallel shifts in interest rates and to what degree those shifts affect net interest income. First, we estimate our net interest income for the next twelve months using period-end balance sheet data and 12-month projections of the following:

      o future interest rates using forward yield curves, which are market consensus estimates of future interest rates;

      o     acquisition of derivative instruments;

      o     mortgage prepayment rate assumptions; and

      o     mortgage acquisitions.

      We refer to this 12-month projection of net interest income as the "base case." Once the base case has been established, we "shock" the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward yield curve used to determine the base case and include any associated changes in projected mortgage prepayment rates caused by changes in interest rates. The results of each 100 basis point change in interest rates are then compared against the base case to determine the estimated change to net interest income. The simulations consider the affect of interest rate changes on interest sensitive assets and liabilities as well as derivative instruments. The simulations also consider the impact that instantaneous and parallel shift in interest rates has on prepayment rates and the resulting affect of accelerating or decelerating amortization rates of premium and securitization costs on net interest income.

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

      We believe our quantitative risk has not materially changed since our disclosures under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our annual report on Form 10-K for the year ended December 31, 2002.

ITEM 4: CONTROLS AND PROCEDURES

      As of March 31, 2003 the Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the operation of the Company's disclosure controls and procedures as defined in Rule 13a - 14c under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      With respect to the complaint captioned Deborah Searcy, Shirley Walker, et al. vs. Impac Funding Corporation, Impac Mortgage Holdings, Inc. et. al., which is described in IMH's annual report on Form 10-K for the year ended December 31, 2002, in March 2003, the plaintiffs filed an amended complaint adding certain defendants, including an Impac-related entity, and dropping others, including certain Impac-related entities, and we have been served with the amended complaint. Please refer to IMH's annual report on Form 10-K for the year ended December 31, 2002 regarding the Searcy action. The Company believes that it has meritorious defenses to this complaint and intends to defend it vigorously. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuit and can express no opinion as to its ultimate outcome.

      The Company is a party to other litigation and claims, which are normal in the course of its operations. While the results of such other litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such other matters will not have a material adverse effect on the Company.

      Please refer to IMH's annual report on Form 10-K for the year ended December 31, 2002 regarding other litigation and claims.

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

(b)   Reports on Form 8-K:

      IMH filed a Current Report on Form 8-K, dated January 29, 2003, reporting Items 5, 7 and 9, relating to the issuance of a press release announcing fourth quarter 2002 results.

      IMH filed a Current Report on Form 8-K, dated February 19, 2003, reporting Items 5 and 7, relating to the Company's Consolidated Statements of Cash Flows for the year ended December 31, 2002.

      IMH filed a Current Report on Form 8-K, dated February 20, 2003, reporting Items 5 and 7, relating to the Company entering into an underwriting agreement for the sale of 3,000,000 shares of its common stock.

      IMH filed a Current Report on Form 8-K, dated February 28, 2003, reporting item 9, relating to a monthly fact sheet.

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

Date: May 2, 2003

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

      4. The registrant's other certifying officer's and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


      /s/ Joseph R. Tomkinson
      Joseph R. Tomkinson
      Chief Executive Officer
      May 2, 2003

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

      4. The registrant's other certifying officer's and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


      /s/ Richard J. Johnson
      Richard J. Johnson
      Chief Financial Officer
      May 2, 2003