Form 10-Q
period 2003-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2003-08-04
CIK 1000298

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003 or

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

                                 (949) 475-3600
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
 Common Stock, $0.01 par value                  New York Stock Exchange
Preferred Share Purchase Rights                 New York Stock Exchange

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

      As of July 31, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $698.5 million, based on the closing sales price of common stock on the New York Stock Exchange on that date. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. There were 51,497,651 shares of common stock outstanding as of August 1, 2003.

================================================================================

                          IMPAC MORTGAGE HOLDINGS, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
            Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002 ...........................     1
            Consolidated Statements of Operations and Comprehensive Earnings, For the Three and Six Months
               Ended June 30, 2003 and 2002 .................................................................     2
            Consolidated Statements of Cash Flows, For the Six Months Ended June 30, 2003 and 2002 ..........     3
            Notes to Consolidated Financial Statements ......................................................     4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
            Forward-Looking Statements ......................................................................    13
            Financial Highlights for the Second Quarter of 2003 .............................................    13
            General and Business Operations .................................................................    14
            Available Information ...........................................................................    15
            Corporate Governance ............................................................................    15
            Critical Accounting Policies ....................................................................    15
            Results of Operations--Impac Mortgage Holdings, Inc.--For the Three Months Ended June 30, 2003 ..    16
            Results of Operations--Impac Mortgage Holdings, Inc. --For the Six Months Ended June 30, 2003 ...    29
            Liquidity and Capital Resources .................................................................    35
            Risk Factors ....................................................................................    39

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........................................    53

ITEM 4.  CONTROLS AND PROCEDURES ............................................................................    55

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ..................................................................................    55

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..........................................................    55

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ....................................................................    55

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................................................    55

ITEM 5.  OTHER INFORMATION ..................................................................................    56

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...................................................................    56

         SIGNATURES .........................................................................................    57

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except per share data)
                                   (unaudited)

                                                                                               June 30,      December 31,
                                                                                                 2003            2002
                                                                                             -----------     ------------
                                          ASSETS

Cash and cash equivalents ...............................................................    $   123,645     $   113,345
Investment securities available-for-sale ................................................         22,867          26,065
Loans Receivable:
   CMO collateral .......................................................................      6,563,868       5,149,680
   Finance receivables ..................................................................      1,319,830       1,140,248
   Mortgages held-for-investment ........................................................        129,542          57,536
   Allowance for loan losses ............................................................        (33,384)        (26,602)
                                                                                             -----------     -----------
     Net loans receivable ...............................................................      7,979,856       6,320,862
                                                                                             -----------     -----------
Accrued interest receivable .............................................................         31,804          28,287
Investment in Impac Funding Corporation .................................................         26,087          20,787
Derivative assets .......................................................................         18,558          14,931
Due from affiliates .....................................................................         14,500          14,500
Other real estate owned .................................................................         13,490          11,116
Other assets ............................................................................            882           1,880
                                                                                             -----------     -----------
     Total assets .......................................................................    $ 8,231,689     $ 6,551,773
                                                                                             ===========     ===========

                                        LIABILITIES

CMO borrowings ..........................................................................    $ 6,421,943     $ 5,041,751
Reverse repurchase agreements ...........................................................      1,396,684       1,168,029
Borrowings secured by investment securities available-for-sale ..........................          2,435           7,134
Accumulated dividends payable ...........................................................         25,352          21,754
Other liabilities .......................................................................          6,997           9,617
                                                                                             -----------     -----------
     Total liabilities ..................................................................      7,853,411       6,248,285
                                                                                             -----------     -----------

                                   STOCKHOLDERS' EQUITY

Preferred stock; $0.01 par value; 7,500,000 shares authorized; none outstanding at
   June 30, 2003 and December 31, 2002, respectively ....................................             --              --
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares
   authorized; none outstanding at June 30, 2003 and December 31, 2002 ..................             --              --
Common stock; $0.01 par value; 200,000,000 shares authorized; 50,704,064 and
   45,320,517 shares outstanding at June 30, 2003 and December 31, 2002, respectively ...            507             453
Additional paid-in capital ..............................................................        542,508         479,298
Accumulated other comprehensive loss ....................................................        (35,508)        (41,721)
Net accumulated deficit:
   Cumulative dividends declared ........................................................       (250,904)       (200,954)
   Retained earnings ....................................................................        121,675          66,412
                                                                                             -----------     -----------
    Net accumulated deficit .............................................................       (129,229)       (134,542)
                                                                                             -----------     -----------
     Total stockholders' equity .........................................................        378,278         303,488
                                                                                             -----------     -----------
     Total liabilities and stockholders' equity .........................................    $ 8,231,689     $ 6,551,773
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

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           and COMPREHENSIVE EARNINGS
                 (in thousands, except earnings per share data)
                                   (unaudited)

                                                                    For the Three Months       For the Six Months
                                                                       Ended June 30,            Ended June 30,
                                                                   ---------------------     ----------------------
                                                                     2003         2002          2003         2002
                                                                   --------     --------     ---------     --------
INTEREST INCOME:
   Mortgage assets ............................................    $ 82,766     $ 48,277     $ 158,245     $ 90,703
   Other interest income ......................................         778          952         1,459        1,594
                                                                   --------     --------     ---------     --------
      Total interest income ...................................      83,544       49,229       159,704       92,297
                                                                   --------     --------     ---------     --------

INTEREST EXPENSE:
   CMO borrowings .............................................      48,699       25,524        90,383       47,930
   Reverse repurchase agreements ..............................       7,305        5,348        14,096        9,638
   Borrowings secured by investment securities ................         852          475         1,484        1,024
   Other borrowings ...........................................          79          328           330          504
                                                                   --------     --------     ---------     --------
      Total interest expense ..................................      56,935       31,675       106,293       59,096
                                                                   --------     --------     ---------     --------
   Net interest income ........................................      26,609       17,554        53,411       33,201
      Provision for loan losses ...............................       7,059        4,234        13,543        7,941
                                                                   --------     --------     ---------     --------
   Net interest income after provision for loan losses ........      19,550       13,320        39,868       25,260

NON-INTEREST INCOME:
   Equity in net earnings of Impac Funding Corporation ........      11,532        5,453        16,698       10,062
   Other income ...............................................       1,106          954         3,750        1,996
                                                                   --------     --------     ---------     --------
      Total non-interest income ...............................      12,638        6,407        20,448       12,058

NON-INTEREST EXPENSE:
   Professional services ......................................       1,420        1,080         2,457        1,940
   Personnel expense ..........................................         802          391         1,494          792
   General and administrative expense .........................         771          489         1,536          567
   Loss (gain) on disposition of other real estate owned ......        (523)          42          (434)        (394)
   Write-down on investment securities ........................          --           --            --        1,039
                                                                   --------     --------     ---------     --------
      Total non-interest expense ..............................       2,470        2,002         5,053        3,944
                                                                   --------     --------     ---------     --------
   Net earnings ...............................................      29,718       17,725        55,263       33,374

OTHER COMPREHENSIVE EARNINGS:
   Unrealized holding gains (losses) on securities
     arising during period ....................................      (1,563)         678        (1,041)        (552)
   Unrealized holding gains (losses) on hedging instruments
     arising during period ....................................       3,665      (19,700)        7,254       (9,294)
   Reclassification of (gains) losses included
     in net earnings ..........................................          --           65            --         (159)
                                                                   --------     --------     ---------     --------
        Net unrealized gains (losses) arising during period ...       2,102      (18,957)        6,213      (10,005)
                                                                   --------     --------     ---------     --------
   Other comprehensive earnings (loss) ........................    $ 31,820     $ (1,232)    $  61,476     $ 23,369
                                                                   ========     ========     =========     ========

NET EARNINGS PER SHARE:
   Basic ......................................................    $   0.60     $   0.45     $    1.14     $   0.88
                                                                   ========     ========     =========     ========

   Diluted ....................................................    $   0.58     $   0.44     $    1.12     $   0.87
                                                                   ========     ========     =========     ========

DIVIDENDS PER COMMON SHARE ....................................    $   0.50     $   0.43     $    1.00     $   0.83
                                                                   ========     ========     =========     ========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                  For the Six Months
                                                                                                    Ended June 30,
                                                                                              ---------------------------
                                                                                                  2003            2002
                                                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ..........................................................................    $    55,263     $    33,374
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Equity in net earnings of Impac Funding Corporation ................................        (16,698)        (10,062)
      Provision for loan losses ..........................................................         13,543           7,941
      Amortization of loan premiums and securitization costs .............................         30,648          15,619
      Gain on disposition of other real estate owned .....................................            434             394
      Write-down of investment securities available-for-sale .............................             --           1,039
      Net change in accrued interest receivable ..........................................         (3,517)         (4,260)
      Net change in other assets and liabilities .........................................         (5,249)       (132,879)
                                                                                              -----------     -----------
        Net cash provided by (used in) operating activities ..............................         74,424         (88,834)
                                                                                              -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in CMO collateral ..........................................................     (1,452,860)     (1,238,180)
   Net change in finance receivables .....................................................       (179,673)       (102,662)
   Net change in mortgages held-for-investment ...........................................        (81,226)          5,428
   Proceeds from sale of other real estate owned, net ....................................         14,938           5,554
   Dividend from Impac Funding Corporation ...............................................         11,385           5,693
   Net principal reductions on investment securities available-for-sale ..................          2,252           3,056
                                                                                              -----------     -----------
        Net cash used in investing activities ............................................     (1,685,184)     (1,321,111)
                                                                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in reverse repurchase agreements and other borrowings ......................        223,956          43,333
   Proceeds from CMO borrowings ..........................................................      2,346,668       1,736,750
   Repayments of CMO borrowings ..........................................................       (966,476)       (414,131)
   Dividends paid ........................................................................        (46,352)        (29,849)
   Proceeds from sale of common stock ....................................................         37,776          56,968
   Proceeds from sale of common stock via Equity Distribution Agreement ..................         24,463           5,486
   Proceeds from exercise of stock options ...............................................          1,025             141
   Reductions on notes receivable-common stock ...........................................             --             920
                                                                                              -----------     -----------
        Net cash provided by financing activities ........................................      1,621,060       1,399,618
                                                                                              -----------     -----------

   Net change in cash and cash equivalents ...............................................         10,300         (10,327)
   Cash and cash equivalents at beginning of period ......................................        113,345          51,887
                                                                                              -----------     -----------
   Cash and cash equivalents at end of period ............................................    $   123,645     $    41,560
                                                                                              ===========     ===========

SUPPLEMENTARY INFORMATION:
   Interest paid .........................................................................    $   104,408     $    59,013

NON-CASH TRANSACTIONS:
   Transfer of mortgages held-for-investment to CMO collateral ...........................    $ 2,338,700     $ 1,617,530
   Transfer of mortgages to other real estate owned ......................................         17,746           7,282
   Dividends declared and unpaid .........................................................         25,352          17,171
   Other comprehensive earnings ..........................................................          6,213         (10,005)

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Financial Statement Presentation

      The accompanying consolidated financial statements of Impac Mortgage Holdings, Inc. (IMH) and subsidiaries, collectively, (the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

      The Company's results of operations have been presented in the consolidated financial statements for the three- and six-months ended June 30, 2003 and 2002 and include the financial results of equity interest in net earnings of Impac Funding Corporation (IFC). The results of operations of IFC, of which 100% of IFC's preferred stock and 99% of its economic interest is owned by IMH, are included in the results of operations as "Equity in net earnings of Impac Funding Corporation." Additionally, the Company's results of operations include the financial results of its subsidiaries, which are IMH Assets Corporation (IMH Assets), Impac Warehouse Lending Group (IWLG) and Impac Multifamily Capital Corporation (IMCC).

Note 2--Earnings Per Share

      The following table presents the computation of basic and diluted net earnings per share as if all stock options were outstanding for the periods indicated (in thousands, except net earnings per share):

                                                                         For the Three Months
                                                                            Ended June 30,
                                                                         --------------------
                                                                            2003       2002
                                                                          -------    -------
Numerator for earnings per share:
   Net earnings ......................................................    $29,718    $17,725
                                                                          =======    =======

Denominator for earnings per share:
   Basic weighted average number of common shares outstanding ........     49,856     39,522
   Net effect of dilutive stock options ..............................      1,058        715
                                                                          -------    -------
      Diluted weighted average common and common equivalent shares ...     50,914     40,237
                                                                          =======    =======

Net earnings per share:
   Basic .............................................................    $  0.60    $  0.45
                                                                          =======    =======
   Diluted ...........................................................    $  0.58    $  0.44
                                                                          =======    =======

      The Company had 20,000 and no stock options outstanding during the three months ended June 30, 2003 and 2002, respectively, that were not considered in the calculation of diluted weighted average common and common equivalent shares.

                                                                          For the Six Months
                                                                            Ended June 30,
                                                                          ------------------
                                                                            2003       2002
                                                                          -------    -------
Numerator for earnings per share:
   Net earnings ......................................................    $55,263    $33,374
                                                                          =======    =======

Denominator for earnings per share:
   Basic weighted average number of common shares outstanding ........     48,516     37,752
   Net effect of dilutive stock options ..............................        958        611
                                                                          -------    -------
      Diluted weighted average common and common equivalent shares ...     49,474     38,363
                                                                          =======    =======

Net earnings per share:
   Basic .............................................................    $  1.14    $  0.88
                                                                          =======    =======
   Diluted ...........................................................    $  1.12    $  0.87
                                                                          =======    =======

      The Company had 20,000 and 17,127 stock options outstanding during the six months ended June 30, 2003 and 2002, respectively, that were not considered in the calculation of diluted weighted average common and common equivalent shares.

Note 3--Stock Options

      Stock options and awards may be granted to the directors, officers and employees of the Company. The exercise price for any non-qualified stock option
(NQSO) or incentive stock option (ISO) granted may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the fair market value of the shares of common stock at the time the NQSO or ISO is granted. Grants under stock option plans are made and administered by the board of directors. IMH currently has a 1995 Stock Option, Deferred Stock and Restricted Stock Plan (1995 Plan). During 2001 the board of directors and stockholders approved a new Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan). The 1995 Plan and the 2001 Plan shall collectively be referred to as the Stock Option Plans. Each Stock Option Plan provides for the grant of qualified incentive stock options (ISOs), options not qualified (NQSOs), deferred stock, and restricted stock, and, in the case of the 2001 Plan, dividend equivalent rights and, in the case of the 1995 Plan, stock appreciation rights and limited stock appreciation rights awards (Awards). To enable IMH to deduct, in full, all amounts of ordinary income recognized by its executive officers in connection with the exercise of non-qualified stock options granted in the future, stockholders approved an amendment to the 2001 stock option plan in June 2003 that limits the maximum number of shares for which stock options may be granted to any eligible employee in any fiscal year to 1,500,000 shares.

      In December 2002 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), an amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS 123). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. On December 15, 2002 IMH adopted the disclosure requirements of SFAS
148. SFAS 123 established financial accounting standards for stock-based employee compensation plans, which permits management to choose either a fair value based method or an intrinsic value based method of accounting for its stock-based compensation arrangements in accordance with APB Opinion No. 25 (APB
25). SFAS 123 requires pro forma disclosures of net earnings (loss) computed as if the fair value based method had been applied in financial statements of companies that continue to follow the intrinsic value method in accounting for such arrangements under APB 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by non-employees or to acquire goods or services from outside suppliers or vendors.

      As of June 30, 2003 the Company had fixed stock option plans, which it accounted for using the intrinsic value method in accordance with APB 25 and which did not require the recognition of compensation cost. However, if compensation cost for stock-based compensation plans had been recognized using the fair value based method consistent with SFAS 123, as amended by SFAS 148, net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                         For the Three Months
                                                                            Ended June 30,
                                                                         --------------------
                                                                            2003       2002
                                                                          -------    -------
Net earnings as reported .............................................    $29,718    $17,725
Less: Total stock-based employee compensation expense using the
   fair value method .................................................       (136)       (84)
                                                                          -------    -------
   Pro forma net earnings ............................................    $29,582    $17,641
                                                                          =======    =======

Net earnings per share as reported:
   Basic .............................................................    $  0.60    $  0.45
                                                                          =======    =======
   Diluted ...........................................................    $  0.58    $  0.44
                                                                          =======    =======

Pro forma net earnings:
   Basic .............................................................    $  0.59    $  0.45
                                                                          =======    =======
   Diluted ...........................................................    $  0.58    $  0.44
                                                                          =======    =======

                                                                          For the Six Months
                                                                            Ended June 30,
                                                                          ------------------
                                                                            2003       2002
                                                                          -------    -------
Net earnings as reported .............................................    $55,263    $33,374
Less: Total stock-based employee compensation expense using the
   fair value method .................................................       (272)      (161)
                                                                          -------    -------
   Pro forma net earnings ............................................    $54,991    $33,213
                                                                          =======    =======

Net earnings per share as reported:
   Basic .............................................................    $  1.14    $  0.88
                                                                          =======    =======
   Diluted ...........................................................    $  1.12    $  0.87
                                                                          =======    =======

Pro forma net earnings:
   Basic .............................................................    $  1.13    $  0.88
                                                                          =======    =======
   Diluted ...........................................................    $  1.11    $  0.87
                                                                          =======    =======

      There were no stock options granted during the second quarter of 2003, therefore, pro forma net earnings and net earnings per share reflect the amortization of previously granted stock options which are amortized as expense over the stock option life in determining the pro forma impact. The derived fair value of stock options granted during the second quarter of 2002 was approximately $1.14 per stock option, which is derived based on the stock option date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                        -----------------
                                                        For the Three and
                                                        Six Months Ended
                                                          June 30, 2002
                                                        -----------------
            Risk-free interest rate ................           1.45%
            Expected lives (in years) ..............           3-10
            Expected volatility ....................          35.07%
            Expected dividend yield ................          10.00%

Note 4--Segment Reporting

      The Company internally reviews and analyzes its operating segments as follows:

      o the long-term investment operations, conducted by IMH, IMH Assets and IMCC, invest primarily in non-conforming Alt-A residential mortgages (Alt-A mortgages) acquired from the mortgage operations, small-balance multi-family mortgages originated by IMCC and, to a lesser extent, mortgage-backed securities secured by or representing interests in mortgages;

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

      The following table presents business segments as of and for the six months ended June 30, 2003 (in thousands):

                                                             Long-Term         Warehouse          Inter-
                                                            Investment          Lending          Company
                                                            Operations        Operations     Eliminations (1)    Consolidated
                                                            ----------        ----------     ----------------    ------------
Balance Sheet Items:
CMO collateral and mortgages held-for-investment ...        $6,693,410        $       --        $      --         $6,693,410
Finance receivables ................................                --         1,430,703         (110,873)         1,319,830
Total assets .......................................         7,155,167         1,503,032         (426,510)         8,231,689
Total stockholders' equity .........................           590,013           103,372         (315,107)           378,278

Income Statement Items:
Net interest income ................................        $   40,407        $   13,004        $      --         $   53,411
Provision for loan losses ..........................            12,351             1,192               --             13,543
Non-interest income ................................             1,051             2,699           16,698             20,448
Non-interest expense ...............................             2,653             2,400               --              5,053
                                                            ----------        ----------        ---------         ----------
Net earnings .......................................        $   26,454        $   12,111        $  16,698         $   55,263
                                                            ==========        ==========        =========         ==========

      The following table presents business segments for the three months ended June 30, 2003 (in thousands):

                                                             Long-Term         Warehouse          Inter-
                                                            Investment          Lending          Company
                                                            Operations        Operations     Eliminations (1)    Consolidated
                                                            ----------        ----------     ----------------    ------------
Income Statement Items:
Net interest income ................................        $   19,675        $    6,934        $      --         $   26,609
Provision for loan losses ..........................             6,462               597               --              7,059
Non-interest income (expense) ......................              (232)            1,338           11,532             12,638
Non-interest expense ...............................             1,168             1,302               --              2,470
                                                            ----------        ----------        ---------         ----------
Net earnings .......................................        $   11,813        $    6,373        $  11,532         $   29,718
                                                            ==========        ==========        =========         ==========

      The following table presents business segments as of and for the six months ended June 30, 2002 (in thousands):

                                                             Long-Term         Warehouse          Inter-
                                                            Investment          Lending          Company
                                                            Operations        Operations     Eliminations (1)    Consolidated
                                                            ----------        ----------     ----------------    ------------
Balance Sheet Items:
CMO collateral and mortgages held-for-investment ...        $3,448,735        $       --        $      --         $3,448,735
Finance receivables ................................                --           569,419             (108)           569,311
Total assets .......................................         3,901,136           600,493         (219,715)         4,281,914
Total stockholders' equity .........................           397,210            79,706         (219,606)           257,310

Income Statement Items:
Net interest income ................................        $   26,062        $    7,139        $      --         $   33,201
Provision for loan losses ..........................             7,402               539               --              7,941
Non-interest income ................................                41             1,955           10,062             12,058
Non-interest expense ...............................             2,332             1,612               --              3,944
                                                            ----------        ----------        ---------         ----------
Net earnings .......................................        $   16,369        $    6,943        $  10,062         $   33,374
                                                            ==========        ==========        =========         ==========

      The following table presents business segments for the three months ended June 30, 2002 (in thousands):

                                                             Long-Term         Warehouse          Inter-
                                                            Investment          Lending          Company
                                                            Operations        Operations     Eliminations (1)    Consolidated
                                                            ----------        ----------     ----------------    ------------
Income Statement Items:
Net interest income ................................        $   13,588        $    3,966        $      --         $   17,554
Provision for loan losses ..........................             3,964               270               --              4,234
Non-interest income (expense) ......................               (24)              978            5,453              6,407
Non-interest expense ...............................             1,154               848               --              2,002
                                                            ----------        ----------        ---------         ----------
Net earnings .......................................        $    8,446        $    3,826        $   5,453         $   17,725
                                                            ==========        ==========        =========         ==========

(1)   Elimination of inter-company balance sheet and income statement items.

Note 5--Allowance for Loan Losses

      A provision is recorded for losses on mortgages held-for-investment, mortgages held as CMO collateral and finance receivables at an amount that management believes is sufficient to provide adequate protection against estimated inherent losses in the mortgage loan investment portfolio. The allowance for loan losses is reduced by losses incurred for loans deemed to be uncollectible. Subsequent recoveries on mortgages previously charged off are credited back to the allowance. The provision for estimated loan losses is primarily based on historical loss statistics, including cumulative loss percentages and loss severity, of similar mortgages in our mortgage loan investment portfolio. The loss percentage is used to determine the estimated inherent losses in the mortgage loan investment portfolio. The provision for loan losses is also determined based on the following:

      o management's judgment of the net loss potential of mortgages in our mortgage loan investment portfolio based on prior loan loss experience;

      o changes in the nature and volume of the mortgage loan investment portfolio;

      o     value of the collateral;

      o     delinquency trends; and

      o current economic conditions that may affect the borrowers' ability to pay.

      The following table presents activity for allowance for loan losses for the periods shown (in thousands):

                                     For the Three Months        For the Six Months
                                        Ended June 30,             Ended June 30,
                                     ---------------------     ---------------------
                                       2003         2002         2003         2002
                                     --------     --------     --------     --------
Beginning balance ...............    $ 29,761     $ 14,764     $ 26,602     $ 11,692
Provision for loan losses .......       7,059        4,234       13,543        7,941
Charge-offs, net of recoveries ..      (3,436)      (2,064)      (6,761)      (2,699)
                                     --------     --------     --------     --------
   Ending balance ...............    $ 33,384     $ 16,934     $ 33,384     $ 16,934
                                     ========     ========     ========     ========

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

      To mitigate exposure to the effect of changing interest rates on cash flows on CMO borrowings, IMH purchases or sells derivatives in the form of interest rate cap agreements (Caps), interest rate floor agreements (Floors) and interest rate swap agreements (Swaps). A purchase or sale of a Cap or Floor is a contractual agreement for which IMH may pay or receive a fee. If prevailing interest rates reach levels specified in the Cap or Floor agreement, IMH may either receive or pay cash. A Swap is generally a contractual agreement that obligates one party to receive or make cash payments based on an adjustable rate index and the other party to receive or make cash payments based on a fixed rate. Swaps have the effect of fixing borrowing costs on a similar amount of Swaps and, as a result, can reduce the interest rate variability of borrowings. Management's objective is to lock in a reliable stream of cash flows when interest rates fall below or rise above certain levels. For instance, when interest rates rise, borrowing costs may increase at greater speeds than the underlying collateral supporting the borrowings. These derivatives hedge the variability of forecasted cash flows attributable to CMO borrowings and protect net interest income by providing cash flows at certain triggers during changing interest rate environments. Counter-parties on hedging instruments that are deposited into a CMO trust must have AAA credit ratings while counter-parties on hedging instruments that are not deposited into a CMO trust generally have an A or above credit rating as determined by various credit rating agencies.

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

      Floors and Swaps qualify as cash flow hedges under the provisions of SFAS
133. The hedging instrument is the specific LIBOR Floor or Swap that is hedging the LIBOR based CMO borrowings. The nature of the risk being hedged is the variability of the cash flows associated with the LIBOR borrowings. Prior to DIG G20 these derivatives were marked to market with the entire change in the market value of the intrinsic component recognized in accumulated other comprehensive income each reporting period. The time value component of these agreements were marked to market and recognized in non-interest expense in the statement of operations. Subsequent to the adoption of DIG G20 these derivatives are marked to market with the entire change in the market value recognized in accumulated other comprehensive income. Effectiveness of derivatives is measured by the fact that the hedged item, CMO borrowings, and the derivative are based on one-month LIBOR. As both instruments are tied to the same index, the hedge is expected to be highly effective both at inception and on an ongoing basis. Management assesses the effectiveness and ineffectiveness of the hedging instruments at the inception of the hedge and at each reporting period. Based on the fact that, at inception, the critical terms of the hedges and forecasted CMO borrowings are the same, management has concluded that the changes in cash flows attributable to the risk being hedged are expected to be substantially offset by the derivatives, subject to subsequent assessments that the critical terms have not changed.

      The following table presents certain information related to derivatives and the related component in the financial statements as of June 30, 2003 (in thousands):

                                           Fair                                                        Related        Related
                                           Value                          Related     Unamortized     Amount in       Amount
                                            of                           Amount in    Derivative     Derivative       in CMO
                                        Derivatives        Index            OCI       Instruments   Asset Account   Collateral
                                        -----------     -----------      ---------    -----------   -------------   ----------
Derivatives not associated with
  CMOs ............................      $ (7,807)      1 mo. LIBOR      $ (4,296)      $(3,511)      $ (7,807)      $     --
Cash in margin account ............        26,365           N/A                --            --         26,365             --
Derivatives associated with
  CMOs ............................       (31,861)      1 mo. LIBOR       (37,576)        5,715             --        (31,861)
99% OCI activity at IFC ...........            --       Fannie Mae         (1,148)           --             --             --
                                         --------                        --------       -------       --------       --------
   Totals .........................      $(13,303)                       $(43,020)      $ 2,204       $ 18,558       $(31,861)
                                         ========                        ========       =======       ========       ========

      The following table presents certain information related to derivatives and the related component in the financial statements as of December 31, 2002 (in thousands):

                                           Fair                                                        Related        Related
                                           Value                          Related     Unamortized     Amount in       Amount
                                            of                           Amount in    Derivative     Derivative       in CMO
                                        Derivatives        Index            OCI       Instruments   Asset Account   Collateral
                                        -----------     -----------      ---------    -----------   -------------   ----------
Derivatives not associated with
  CMOs ............................      $(15,515)      1 mo. LIBOR      $ (9,693)      $(5,822)      $(15,515)      $     --
Cash in margin account ............        30,446           N/A                --            --         30,446             --
Derivatives associated with
  CMOs ............................       (30,332)      1 mo. LIBOR       (39,464)        9,132             --        (30,332)
99% of OCI activity at IFC ........            --       Fannie Mae         (1,035)           --             --             --
                                         --------                        --------       -------       --------       --------
   Totals .........................      $(15,401)                       $(50,192)      $ 3,310       $ 14,931       $(30,332)
                                         ========                        ========       =======       ========       ========

Note 7--Income Taxes

      The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of IMH's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax and the remaining balance may extend until timely filing of its tax return in its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. If in any tax year the Company should not qualify as a REIT, it would be taxed as a corporation and distributions to the stockholders would not be deductible in computing taxable income. If the Company were to fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years. As of December 31, 2002, the Company had estimated federal and state net operating loss tax carry-forwards of approximately $17.4 million, which expire in the year 2020, that are available to offset future taxable income.

Note 8--Investment in Impac Funding Corporation

      The Company is entitled to 99% of the earnings or losses of IFC through its ownership of 100% of the non-voting preferred stock of IFC. As such, the Company records its investment in IFC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. On July 1, 2003 IMH entered into a Stock Purchase Agreement with Joseph R. Tomkinson, William S. Ashmore and the Johnson Revocable Living Trust, of which Richard J. Johnson is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750,000. The fairness opinion of IFC, as rendered by an independent financial advisor, and subsequent transaction was approved by the board of directors. The common stock of IFC represents 1% of the economic interest in IFC. As a result of acquiring 100% of IFC's common stock, IMH will consolidate IFC's financial results beginning in the third quarter of 2003. The following tables present unaudited consolidated financial information for interim periods and audited consolidated financial information as of December 31, 2002 for Impac Funding Corporation (in thousands):

                                 BALANCE SHEETS

                                                                       June 30,    December 31,
                                                                         2003          2002
                                                                      ---------    -----------
                               ASSETS
Cash and cash equivalents ........................................    $  24,135     $  22,773
Securities available-for-sale ....................................          125           129
Mortgages held-for-sale ..........................................      451,432       495,877
Mortgage and master servicing rights .............................        7,555         8,274
Premises and equipment, net ......................................        5,959         4,948
Accrued interest receivable ......................................          564           430
Deferred taxes ...................................................       24,504        18,829
Other assets .....................................................       33,234        24,326
                                                                      ---------     ---------
     Total assets ................................................    $ 547,508     $ 575,586
                                                                      =========     =========

                            LIABILITIES
Borrowings from IWLG .............................................    $ 447,951     $ 491,383
Due to affiliates ................................................       14,500        14,500
Deferred revenue .................................................        6,365         5,088
Accrued interest expense .........................................          911         1,068
Other liabilities ................................................       51,430        42,550
                                                                      ---------     ---------
     Total liabilities ...........................................      521,157       554,589
                                                                      ---------     ---------

                        SHAREHOLDERS' EQUITY
Preferred stock ..................................................       18,053        18,053
Common stock .....................................................          182           182
Retained earnings ................................................       42,835        25,968
Cumulative dividends declared ....................................      (33,484)      (21,984)
Accumulated other comprehensive loss .............................       (1,235)       (1,222)
                                                                      ---------     ---------
     Total shareholders' equity ..................................       26,351        20,997
                                                                      ---------     ---------
     Total liabilities and shareholders' equity ..................    $ 547,508     $ 575,586
                                                                      =========     =========

                            STATEMENTS OF OPERATIONS

                                                          For the Three Months        For the Six Months
                                                             Ended June 30,             Ended June 30,
                                                          ---------------------     ---------------------
                                                            2003         2002         2003         2002
                                                          --------     --------     --------     --------
Net interest income:
   Total interest income .............................    $  9,580     $  7,926     $ 18,345     $ 14,572
   Total interest expense ............................       6,577        5,916       12,152       10,891
                                                          --------     --------     --------     --------
      Net interest income ............................       3,003        2,010        6,193        3,681

Non-interest income:
   Gain on sale of loans .............................      28,706       19,574       50,740       35,732
   Loan servicing income (expense) ...................         185         (391)        (449)        (748)
   Other non-interest income .........................         412          346          431        2,080
                                                          --------     --------     --------     --------
      Total non-interest income ......................      29,303       19,529       50,722       37,064

Non-interest expense:
   Personnel expense .................................       8,582        6,270       16,645       11,843
   General and administrative expense ................       5,417        4,368       10,743        8,457
   Amortization and impairment of servicing rights ...       1,108          993        3,105        2,493
   Provision for repurchases .........................         531          395          887          830
   Mark-to-market gain - SFAS 133 ....................      (3,619)          (8)      (3,784)        (456)
                                                          --------     --------     --------     --------
      Total non-interest expense .....................      12,019       12,018       27,596       23,167

Net earnings before income taxes .....................      20,287        9,521       29,319       17,578
   Income taxes ......................................       8,639        4,013       12,452        7,415
                                                          --------     --------     --------     --------
Net earnings .........................................      11,648        5,508       16,867       10,163
   Less: Cash dividends on preferred stock ...........      (6,930)      (3,713)     (11,385)      (5,693)
                                                          --------     --------     --------     --------
Net earnings available to common shareholders ........    $  4,718     $  1,795     $  5,482     $  4,470
                                                          ========     ========     ========     ========

Note 9--Recent Accounting Pronouncements

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

      In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. For non-public enterprises, such as IFC, with a variable interest in a variable interest entity created before February 1, 2003 FIN 46 is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. IMH is subject to a majority of the risk of loss from IFC and will therefore need to be included as a consolidated entity upon adoption of FIN
46. The result of this consolidation would be the elimination of certain inter-company balances and certain gains or losses. On July 1, 2003 IMH purchased all of the outstanding shares of voting common stock of IFC. As a result of acquiring 100% of IFC's common stock, IMH will consolidate IFC's financial results beginning in the third quarter of 2003.

      SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149), clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It is anticipated that the financial impact of SFAS 149 will not have a material effect on the Company.

      SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150), establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is anticipated that the financial impact of SFAS 150 will not have a material effect on the Company.

Note 10--Subsequent Events

      On July 1, 2003 IMH entered into a Stock Purchase Agreement with Joseph R. Tomkinson, William S. Ashmore and the Johnson Revocable Living Trust, of which Richard J. Johnson is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC, IMH's mortgage operations, for aggregate consideration of $750,000. The fairness opinion of IFC, as rendered by an independent financial advisor, and subsequent transaction was approved by the board of directors. The common stock of IFC represents 1% of the economic interest in IFC. IMH currently owns all of the outstanding non-voting preferred stock of IFC, which represents 99% of the economic interest in IFC. Each of Messer's. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. As a result of acquiring 100% of IFC's common stock, IMH will consolidate IFC's financial results in the third quarter of 2003.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "plan," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements, including, among other things, failure to achieve projected earning levels, the timely and successful implementation of strategic initiatives, the ability to generate sufficient liquidity, the ability to access the capital markets, interest rate fluctuations on our assets that differ from those on our liabilities, changes in prepayment rates on our mortgage assets, changes in assumptions regarding estimated loan losses or interest rates, the availability of financing and, if available, the terms of any financing, changes in estimations of acquisition and origination and resale pricing of mortgages, changes in markets which we serve, including the market for Alt-A mortgages, changes in general market and economic conditions and other factors described in this quarterly report. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements see "Risk Factors" in this quarterly report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Financial Highlights for the Second Quarter of 2003

      o Earnings per share increased to $0.58 compared to $0.53 for the first quarter of 2003 and $0.44 for the second quarter of 2002;

      o Estimated taxable income per share was $0.56 compared to $0.58 for the first quarter of 2003 and $0.45 for the second quarter of 2002 (refer to reconciliation of net earnings to estimated taxable income below);

      o Cash dividends declared per share were $0.50 for the first and second quarters of 2003 and $0.43 for the second quarter of 2002;

      o Total assets increased to $8.2 billion as of June 30, 2003 compared to $6.6 billion as of December 31, 2002 and $4.3 billion as of June 30, 2002;

      o Book value per share increased to $7.46 as of June 30, 2003 compared to $6.70 as of December 31, 2002 and $6.44 as of June 30, 2002;

      o Total market capitalization increased to $846.3 million as of June 30, 2003 compared to $521.2 million as of December 31, 2002 and $538.2 million as of June 30, 2002;

      o Dividend yield as of June 30, 2003 was 11.98%, based on an annualized second quarter cash dividend of $0.50 per share and closing stock price of $16.69 per share;

      o Return on average assets and equity was 1.52% and 34.48% as compared to 1.48% and 31.69% for the first quarter of 2003 and 1.88% and 27.00% during the second quarter of 2002;

      o IFC, the mortgage operations, acquired and originated $1.9 billion of primarily Alt-A mortgages compared to $1.8 billion during the first quarter of 2003 and $1.4 billion during the second quarter of 2002;

      o The long-term investment operations acquired $806.6 million of primarily Alt-A mortgages from IFC compared to $1.4 billion during the first quarter of 2003 and $1.1 billion during the second quarter of 2002; and

      o IMCC originated and retained for long-term investment $74.1 million of multi-family mortgages compared to $42.1 million during the first quarter of 2003 and $25.8 million during the fourth quarter of 2002. IMCC was formed in July of 2002.

General and Business Operations

      Unless the context otherwise requires, the terms "we," "us," and "our" refer to Impac Mortgage Holdings, Inc., a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp., or "IMH Assets," Impac Warehouse Lending Group, Inc., or "IWLG," Impac Multifamily Capital Corporation, or "IMCC," and its affiliate Impac Funding Corporation, or "IFC." IFC became a wholly-owned subsidiary of IMH in July 2003. For further information regarding IFC, refer to "Results of Operations--Consolidation of IFC" below. References to Impac Mortgage Holdings, Inc., or "IMH," are made to differentiate IMH, the publicly traded company, as a separate entity from IMH Assets, IWLG, IMCC and IFC.

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

      o documentation and/or verification required for approval of the mortgagor;

      o     applicable debt-to-income ratios; and

      o     applicable loan-to-value ratios.

      For instance, Alt-A mortgages that we acquire may have higher loan-to-value, or "LTV," ratios than allowable under Fannie Mae or Freddie Mac guidelines, although, some Alt-A mortgages that we acquire may include private mortgage insurance when appropriate. Furthermore, Alt-A mortgages that we acquire and originate may not have certain documentation or verifications that are required by Fannie Mae and Freddie Mac. In addition, the borrower's debt to income ratio, if calculated at all, may be higher than those allowed by Fannie Mae or Freddie Mac. Therefore, in making our credit decisions, we are more reliant upon the borrower's credit score and the adequacy of the underlying collateral. We believe that Alt-A mortgages provide an attractive net earnings profile by producing higher yields without commensurately higher credit losses than other types of mortgages. Since 1999 we have acquired and originated primarily Alt-A mortgages. We also provide warehouse and repurchase financing to originators of mortgages. Our goal is to generate consistent reliable income for distribution to our stockholders primarily from earnings generated by our mortgage loan investment portfolio. We operate the following core businesses:

      o     long-term investment operations;

      o     mortgage operations; and

      o     warehouse lending operations.

      The long-term investment operations invest in adjustable and fixed rate Alt-A mortgages that are acquired and originated by our mortgage operations and small-balance multi-family mortgages originated by IMCC. This business primarily generates net interest income from its mortgage loan investment portfolio and, to a lesser extent, its investment securities portfolio. Our investment in Alt-A mortgages and small-balance multi-family mortgages, or "multi-family mortgages," is financed with cash flow from the mortgage loan investment portfolio, collateralized mortgage obligations, or "CMO," financing, short-term borrowings under reverse repurchase agreements and proceeds from the sale of capital stock.

      The mortgage operations acquire, originate, sell and securitize adjustable and fixed rate Alt-A mortgages. Our mortgage operations generate income by securitizing and selling loans to permanent investors, including our long-term investment operations. This business also earns revenue from fees associated with mortgage servicing rights, master servicing agreements and net interest income earned on mortgages held-for-sale. Our mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

      The warehouse lending operations provide short-term financing to mortgage loan originators, including the mortgage operations, by funding mortgages from their closing date until they are sold to pre-approved investors. This business earns fees from warehouse transactions as well as net interest income from the difference between its cost of borrowings and interest earned on warehouse advances.

Available Information

      Our Internet website address is www.impaccompanies.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual shareholders' meetings, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or "SEC." You can learn more about us by reviewing our SEC filings on our website by clicking on "Investor Relations" located on our home page. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including IMH.

Corporate Governance

      Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, we have addressed the following issues regarding corporate governance:

      o established a formal internal audit function to enhance our internal controls and procedures. The internal audit plan provides executive management and our audit committee, which is comprised of independent members of our board of directors, the ability to ensure that appropriate controls and procedures are in place to identify financial or operational concerns;

      o established separate external and internal audit functions between our certified public accountants who are responsible for external auditing and financial review and a firm independent of our certified public accountants who are responsible for review of internal controls and procedures;

      o established a Disclosure Committee which is comprised of our Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, General Counsel and other senior officers to review and approve the dissemination of all public disclosures and to ensure accuracy of those disclosures;

      o adopted a code of business conduct and ethics and corporate governance guidelines that apply to all of our directors, executive officers and employees to maintain the highest standards of ethics and conduct in all of our business relationships;

      o established an insider trading policy that is designed to prohibit any of our directors, executive officers or employees from using material non-public information and to prohibit providing material non-public information to others; and

      o ensuring that our board of directors consists of a majority of independent directors and that members of the audit, nominating, corporate governance and compensation committees are comprised exclusively of independent directors.

Critical Accounting Policies

      We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations including the following:

      o     allowance for loan losses; and

      o     investment securities.

      Allowance for loan losses. In evaluating the adequacy of the allowance for loan losses management takes several items into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current mortgage loan investment portfolio and an estimate is created. In accordance with Statement of Financial Accounting Standards No. 5, management believes that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. In addition, management acknowledges that there are mortgages in the mortgage loan investment portfolio that were acquired and not underwritten to our specific underwriting guidelines.

      Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring potential impairment in the mortgage loan investment portfolio. These items include, but are not limited to, economic indicators that may affect the borrower's ability to pay, changes in value of collateral, political factors and industry statistics. From an industry standpoint, there is a wide range of allowance for loan loss levels that are maintained by our competitors. For additional information regarding provision for loan losses refer to "Results of Operations--Impac Mortgage Holdings, Inc.--Provision for Loan Losses" below.

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

Results of Operations--Impac Mortgage Holdings, Inc.

For the Three Months Ended June 30, 2003 as compared to the Three Months Ended June 30, 2002

Net Earnings

      Net earnings increased 68% to $29.7 million, or $0.58 per diluted share, for the second quarter of 2003 compared to $17.7 million, or $0.44 per diluted share, for the second quarter of 2002. The quarter-over-quarter increase in net earnings of $12.0 million was primarily due to the following:

      o     $9.1 million increase in net interest income;

      o     $6.1 million increase in equity in net earnings of IFC; and

      o partially offset by a $2.8 million increase in provision for loan losses.

      The 2003 quarter-over-quarter variances are discussed in further detail below.

      During the second quarter of 2003 net earnings generated by the long-term investment operations and warehouse lending operations accounted for 61% of consolidated net earnings for the second quarter of 2003 compared to 69% for the second quarter of 2002 and 80% for the first quarter of 2003. Conversely, net earnings generated by IFC, the mortgage operations, accounted for 39% of consolidated net earnings, which is reflected in equity in net earnings of IFC on our consolidated income statements, compared to 31% for the second quarter of 2002 and 20% for the first quarter of 2003.

      The lower relative contribution to consolidated net earnings by the long-term investment and warehouse lending operations was primarily due to a compression of net interest margins on mortgage assets, which includes CMO collateral, mortgages held-for-investment, finance receivables and investment securities available-for-sale, or collectively, "Mortgage

Assets." Net interest margins on Mortgage Assets declined to 1.36% for the second quarter of 2003 compared to 1.85% for the second quarter of 2002 and 1.57% for the first quarter of 2003. A number of factors contributed to the decline in net interest margins on Mortgage Assets during the second quarter of 2003 and are provided in further detail below in our discussion of "Net Interest Income." Conversely, the higher relative contribution to consolidated net earnings by the mortgage operations during the second quarter of 2003 was primarily due to an increase in gain on sale of loans which more than offset the decline in net interest margins on Mortgage Assets. Refer to our discussion of "Non-Interest Income" below for further details regarding the results of operations of IFC. Our operating structure, which includes multiple operating businesses, i.e. long-term investor in Alt-A mortgages, warehouse lender and mortgage acquirer and originator, provides a flexible strategy to maintain consistent and reliable earnings.

      With continued strong loan demand nationwide for both purchase and refinance mortgages during the second quarter of 2003 the mortgage operations experienced a significant increase in its rate-locked pipeline of mortgages in process, or "mortgage pipeline." The increase in the mortgage pipeline resulted in a $3.6 million mark-to-market gain - SFAS 133 recorded by IFC which is reflected in equity in net earnings of IFC on our consolidated income statements. The mark-to-market gain was due to a fair market valuation of the mortgage pipeline and derivative instruments acquired to hedge interest rates on the mortgage pipeline until the close and eventual sale or securitization of the mortgages. The mortgage pipeline was $501.3 million as of June 30, 2003 compared to $281.7 million as of March 31, 2003. On an after-tax basis, the mark-to-market gain on the mortgage pipeline represented approximately $0.04 of our diluted earnings per share for the second quarter of 2003.

Consolidation of IFC

      On July 1, 2003 IMH entered into a Stock Purchase Agreement with Joseph R. Tomkinson, William S. Ashmore and the Johnson Revocable Living Trust, of which Richard J. Johnson is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC, IMH's mortgage operations, for aggregate consideration of $750,000. The fairness opinion of IFC, as rendered by an independent financial advisor, and subsequent transaction was approved by the board of directors. The common stock of IFC represents 1% of the economic interest in IFC. IMH currently owns all of the outstanding non-voting preferred stock of IFC, which represents 99% of the economic interest in IFC. Joseph R. Tomkinson is IMH's Chairman, Chief Executive Officer and a director, William S. Ashmore is IMH's Chief Operating Officer, President and a director, and Richard
J. Johnson is IMH's Executive Vice President and Chief Financial Officer. Each of Messer's. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. Mr. Tomkinson elected to receive $125,000 worth of his consideration for the sale of his IFC shares of common stock in the form of 7,687 shares of IMH common stock. The remainder of the consideration was paid in cash. As a result of acquiring 100% of IFC's common stock, IMH will consolidate IFC's financial results in the third quarter of 2003 and will be entitled to 100% of IFC's consolidated net earnings.

Taxable Income

      When we file our annual tax returns there are certain adjustments that we make to net earnings and taxable income due to differences in the nature and extent that revenues and expenses are recognized under the two methods. For instance, to calculate taxable income we can only deduct loan loss provisions to the extent that we incurred actual loan losses as compared to net earnings, which require a deduction of loan loss provisions to derive net earnings. To maintain REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. Therefore, management believes that the disclosure of estimated taxable income, which is a non-GAAP financial measurement, is useful information for our investors.

      After adjusting for our estimates of the differences between net earnings and taxable income, estimated taxable income was $28.7 million, or $0.56 per diluted share, for the second quarter of 2003 compared to $18.2 million, or $0.45 per diluted share, for the second quarter of 2002 and $0.58 per diluted share for the first quarter of 2003. We declared cash dividends of $0.50 per share for the first and second quarters of 2003. We expect to maintain this as a minimum level of dividend distributions for the remainder of 2003. As of December 31, 2002, the Company had estimated federal and state net operating loss tax carry-forwards of approximately $17.4 million, which expire in the year 2020, that are available to offset future taxable income. However, actual net operating tax loss carry-forwards, which may be used to offset future taxable income, will be not be determined until we file our 2002 tax return in September of this year.

      The following table presents a reconciliation of net earnings to estimated taxable income for the periods indicated (in thousands, except per share amounts):

                                                           For the Three Months
                                                              Ended June 30,
                                                          ---------------------
                                                            2003         2002
                                                          --------     --------
Net earnings .........................................    $ 29,718     $ 17,725
Adjustments to net earnings:
   Provision for loan losses .........................       7,059        4,234
   Dividend from IFC .................................       6,930        3,713
   Tax deduction for actual loan losses ..............      (3,436)      (2,064)
   Equity in net earnings of IFC .....................     (11,532)      (5,453)
                                                          --------     --------
Estimated taxable income (1) .........................    $ 28,739     $ 18,155
                                                          ========     ========
Estimated taxable income per diluted share (1) .......    $   0.56     $   0.45
                                                          ========     ========

----------
(1) Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating tax loss carry-forwards, if any.

      New Tax Law Guidance. On May 28, 2003, President Bush signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003, or the "Act." The Act reduces tax rates on dividends and capital gains, increases and extends bonus depreciation provisions, increases Section 179 expensing, and accelerates reductions in individual income tax rates. Under the Act, the current-law top individual rate on adjusted net capital gain of 20% (10% for taxpayers in the 10% and 15% brackets) would be reduced to 15% (5% for taxpayers in the lower brackets). These lower rates apply to both the regular tax and the alternative minimum tax. The lower rates apply to assets held more than one year. The capital gains changes apply to sales and exchanges (and payments received) on or after May 6, 2003, and before January 1, 2009. In the case of a pass-through entity, the determination of when gains or losses are properly taken into account is made at the entity level. Under the Act, dividends received by an individual shareholder from domestic corporations and "qualified foreign corporations" will be treated as net capital gain for purposes of applying the capital gain tax rates for purposes of both the regular tax and the alternative minimum tax. Thus, dividends will be taxed at a rate of 15% (5% for taxpayers in the lower brackets; zero for these taxpayers in 2008). Ordinary dividends received from REITs generally qualify for the reduced rates only to the extent of (i) qualifying dividends the REIT receives from other corporations (e.g., a Taxable REIT Subsidiary) during the tax year and (ii) the sum of REIT taxable income (after the dividends paid deduction) and built-in gain subject to tax under Section 337(d), for the prior tax year, in each case reduced (not below zero) by federal income tax paid thereon.

      Therefore, the pro-rata share of dividend distributions of IMH's taxable income paid by IMH to our stockholders that are attributable to qualifying dividends IMH receives from IFC, a qualified taxable REIT subsidiary of IMH, after May 6, 2003 will be subject to a 15% tax rate. The pro-rata share of dividend distributions paid by IMH to our stockholders that are attributable to taxable income generated by non-taxable subsidiaries would continue to be taxed at ordinary income tax rates. If, for example, we assume a dividend distribution paid to an IMH stockholder of $1,000 during the second quarter of 2003, taxes owed on the dividend distribution before and after the Act would be as follows:

Before the Act:
   Maximum individual tax rate ....................................................     38.6%
   Tax owed ($1,000 x 0.386) ......................................................             $386
                                                                                                ====

After the Act:
   Tax Owed on Taxable Income Attributable to IFC:
      Percent of dividend allocation ($6,930 divided by $28,739) ..................       24%
      Dividend allocation ($1,000 times 0.24) .....................................    $ 240
      Tax owed at 15% maximum tax rate on dividend allocation ($240 times 0.15) ...             $ 36
   Tax Owed on Taxable Income Attributable to Non-Taxable Entities:
      Percent of dividend allocation ($28,739 minus $6,930 divided by $28,739) ....       76%
      Dividend allocation ($1,000 times 0.76) .....................................    $ 760
      Tax owed at 35% maximum individual tax rate ($760 times 0.35) ...............             $266
                                                                                                ----
        Total tax owed ............................................................             $302
                                                                                                ====
      Effective tax rate ($302 divided by $1,000) .................................     30.2%
   Tax savings per $1,000 dividend distribution ...................................             $ 84

Net Interest Income

      We earn interest income primarily on Mortgage Assets and, to a lesser extent, interest income earned on cash and cash equivalents and due from affiliates. Interest expense is primarily interest paid on borrowings on Mortgage Assets, which include CMO borrowings, reverse repurchase agreements and borrowings on investment securities available-for-sale, and, to a lesser extent, interest expense paid on due to affiliates. We also receive or make cash payments on derivative instruments as an adjustment to the yield on Mortgage Assets or borrowings on Mortgage Assets depending on whether certain specified contractual interest rate levels are reached.

      The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the second quarters of 2003 and 2002 and include interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (in thousands):

                                                             For the Three Months               For the Three Months
                                                             Ended June 30, 2003                Ended June 30, 2002
                                                       -------------------------------    -------------------------------
                                                         Average                            Average
                                                         Balance    Interest    Yield       Balance    Interest    Yield
                                                       ----------   --------    -----     ----------   --------    -----
                     MORTGAGE ASSETS
Investment securities available-for-sale (1) ......    $   24,254    $ 2,569    42.37%    $   28,655    $   655     9.14%
Loans Receivable:
  CMO collateral (2) ..............................     6,339,709     64,812     4.09      2,865,465     37,750     5.27
  Mortgages held-for-investment (3) ...............       139,396      2,527     7.25         96,062      1,231     5.13
  Finance receivables:
   Affiliated .....................................       571,664      5,827     4.08        430,283      4,895     4.55
   Non-affiliated .................................       551,770      7,031     5.10        249,362      3,746     6.01
                                                       ----------    -------              ----------    -------
     Total finance receivables ....................     1,123,434     12,858     4.58        679,645      8,641     5.09
                                                       ----------    -------              ----------    -------
      Total Loans Receivable ......................     7,602,539     80,197     4.22      3,641,172     47,622     5.23
                                                       ----------    -------              ----------    -------
   Total Mortgage Assets ..........................    $7,626,793    $82,766     4.34%    $3,669,827    $48,277     5.26%
                                                       ==========    =======              ==========    =======

                          BORROWINGS
CMO borrowings ....................................    $6,201,601    $48,699     3.14%    $2,769,705    $25,524     3.69%
Reverse repurchase agreements .....................     1,235,403      7,305     2.37        719,328      5,348     2.97
Borrowings secured by investment securities (4) ...         3,898        852    87.43         10,714        475    17.73
                                                       ----------    -------              ----------    -------
   Total borrowings on Mortgage Assets ............    $7,440,902    $56,856     3.06%    $3,499,747    $31,347     3.58%
                                                       ==========    =======              ==========    =======

Net Interest Spread (5) ...........................                              1.28%                              1.68%

Net Interest Margin (6) ...........................                              1.36%                              1.85%

----------
(1) The receipt of an unanticipated recovery on a previously charged-off security inflated the yield during the second quarter of 2003.

(2) Includes amortization of acquisition costs and net cash payments on derivative instruments allocated to specific CMOs.

(3) Includes amortization of acquisition costs and net cash payments on derivative instruments not allocated to specific CMOs.

(4) Payments and excess cash flows received from the investment securities collateralizing this loan are used to pay down the outstanding borrowings. The payments are received from a collateral base that is in excess of the borrowings. Therefore, while the payment amounts should remain relatively stable, the average balance of the borrowings will continue to decrease.

(5) Net interest spread is calculated by subtracting the weighted average yield on total borrowings on Mortgage Assets from the weighted average yield on total Mortgage Assets.

(6) Net interest margin is calculated by subtracting interest expense on total borrowings on Mortgage Assets from interest income on total Mortgage Assets and then dividing by the total average balance for Mortgage Assets.

      Net interest income was $26.6 million for the second quarter of 2003 compared to $17.6 million for the second quarter of 2002. The quarter-over-quarter increase in net interest income was primarily due to a $3.9 billion increase in average Mortgage Assets, which increased to $7.6 billion for the second quarter of 2003 compared to $3.7 billion for the second quarter of 2002 as the long-term investment operations acquired $4.5 billion of primarily Alt-A mortgages from the mortgage operations and originated $142.0 million of multi-family mortgages since the end of the second quarter of 2002. We acquire mortgage loans from the mortgage operations that fit within our criteria, which are Alt-A ARMs and FRMs with good credit profiles, insurance enhancements, when required, and prepayment penalty features.

      The following table summarizes the principal balance of mortgages acquired by the long-term investment operations from the mortgage operations by loan characteristic for the periods indicated (in thousands):

                                             For the Three Months Ended June 30,
                                            ------------------------------------
                                                 2003                 2002
                                            ---------------    -----------------
                                            Principal           Principal
                                             Balance     %       Balance      %
                                             -------     -       -------      -
Volume by Type:
   Adjustable rate .....................    $802,719    100    $1,095,144    100
   Fixed rate ..........................       3,868      0           867      0
                                            --------           ----------
      Total Mortgage Acquisitions ......    $806,587    100    $1,096,011    100
                                            ========           ==========
Volume by Product:
   Six-month LIBOR ARMs ................    $348,698     43    $  785,040     72
   Six-month LIBOR hybrids (1) .........     454,021     56       310,104     28
   Fixed rate first trust deeds ........         473      0           556      0
   Fixed rate second trust deeds .......       3,395      1           311      0
                                            --------           ----------
      Total Mortgage Acquisitions ......    $806,587    100    $1,096,011    100
                                            ========           ==========
Volume by Credit Quality:
   Alt-A loans .........................    $801,156     99    $1,091,232    100
   B/C loans ...........................       5,431      1         4,779      0
                                            --------           ----------
      Total Mortgage Acquisitions ......    $806,587    100    $1,096,011    100
                                            ========           ==========
Volume by Purpose:
   Purchase ............................    $474,493     59    $  680,806     62
   Refinance ...........................     332,094     41       415,205     38
                                            --------           ----------
      Total Mortgage Acquisitions ......    $806,587    100    $1,096,011    100
                                            ========           ==========
Volume by Prepayment Penalty:
   With prepayment penalty .............    $706,658     88    $  835,124     76
   Without prepayment penalty ..........      99,929     12       260,887     24
                                            --------           ----------
      Total Mortgage Acquisitions ......    $806,587    100    $1,096,011    100
                                            ========           ==========

----------
(1) Mortgages are fixed rate for initial two to seven year periods and subsequently adjust to the indicated index plus a margin.

      The increase in net interest income was offset, in part, by a decrease in net interest margins on Mortgage Assets, which declined 49 basis points to 1.36% for the second quarter of 2003 compared to 1.85% for the second quarter of 2002. The overall decrease in net interest margins was primarily the result of a decline in net interest margins on CMO collateral, which declined 69 basis points to 1.02% for the second quarter of 2003 as compared to 1.71% for the second quarter of 2002. This decline was due to a number of factors as follows:

      o     interest rate resets on mortgages;

      o     higher composition of FRMs; and

      o     net cash payments on derivative instruments.

      Interest rate resets on mortgages. At the time mortgages were acquired and retained for long-term investment, six-month LIBOR ARMs had initial coupons above the fully-indexed rate, which is the margin on the mortgage plus the index. Upon the mortgage interest rate reset date, interest rates on six-month LIBOR ARMs adjusted downward to the fully-indexed rate. The reset to lower coupons on these mortgages during low interest rate environments is consistent with our strategy to mitigate the borrower's propensity to refinance their mortgage, which we believe will extend the duration of the mortgages. Secondarily, during the second quarter of 2003 the average six-month LIBOR interest rate was lower than, or inverted to, the average one-month LIBOR interest rate which meant that coupons on six-month LIBOR ARMs were indexed to a lower interest rate than interest rates on adjustable rate CMO borrowings, which are indexed to one-month LIBOR. The result was that coupons on six-month LIBOR ARMs adjusted downward further in relation to interest rates on adjustable rate CMO borrowings during the second quarter of 2003. Lastly, six-month LIBOR hybrids acquired for long-term investment during the first half of 2001 with initial fixed interest rate periods of two years subsequently converted to six-month LIBOR ARMs, which resulted in those mortgages resetting to lower adjustable interest rates during the first half of 2003. As a result of the combination of these factors, the interest rate spread differential between six-month LIBOR ARMs and adjustable rate CMO borrowings compressed. The weighted average coupon of mortgages held as CMO collateral was 5.98% as of June 30, 2003 compared to 7.12% as of June 30, 2002.

      Higher composition of FRMs. We generally earn smaller net interest margins on FRMs financed with fixed rate CMO borrowings than on ARMs financed with adjustable rate CMO borrowings. In order to compensate CMO bondholders for investing in fixed rate CMOs, which generally have longer lives than adjustable rate CMOs and are fixed over the life of the investment, we must pay a higher yield on the bonds in much the same way that long-term certificates of deposit generally have higher yields than short-term certificates of deposit. In other words, we are compensating fixed rate CMO bondholders for the risk that market interest rates may rise while interest rates on the CMO bonds will remain fixed. Therefore, overall net interest margins on CMO collateral declined during the second quarter of 2003 compared to the second quarter of 2002, in part, because we acquired and retained more FRMs for long-term investment, which were financed with fixed rate CMO financing. As of June 30, 2003 19% of mortgages held as CMO collateral were FRMs compared to 5% of FRMs held as CMO collateral as of June 30, 2002. However, we believe that FRMs generally have longer lives than ARMs, generate cash flows over a longer time horizon and produce a comparable return on average equity as on ARMs.

      Net cash payments on derivative instruments. The notional amount of derivative instruments rose as we acquired derivative instruments as interest rate hedges for CMO borrowings, which were used to finance the acquisition and origination of $4.7 billion of mortgages by the long-term investment operations since the end of the second quarter of 2002. The increase in the notional amount of derivative instruments combined with the decline of short-term interest rates increased net cash payments made on derivative instruments. We acquire derivative instruments to offset possible increased CMO borrowing costs resulting from rising interest rates. As a result, net cash payments and amortization from derivative instruments was $12.4 million for the second quarter of 2003 compared to $6.5 million for the second quarter of 2002. The goal of our interest rate hedging policy is to provide stable net interest margins and cash flows to our investors in various interest rate environments. Our interest rate hedging strategy is designed to protect net interest margins and net earnings from rising interest rates, which, absent interest rate hedging instruments, would in all likelihood have an adverse effect on both. We believe that our interest rate hedging policy is sound and net interest margins will remain relatively stable even if interest rates rise from current levels.

Provision for Loan Losses

      Provision for loan losses were $7.1 million for the second quarter of 2003 compared to $4.2 million for the second quarter of 2002. The provision for estimated loan losses are primarily based on historical loss statistics, including cumulative loss percentages and loss severity, of similar mortgages in our mortgage loan investment portfolio. The loss percentage is used to determine the estimated inherent losses in the mortgage loan investment portfolio. The provision for loan losses is also determined based on the following:

      o management's judgment of the net loss potential of mortgages in our mortgage loan investment portfolio based on prior loan loss experience;

      o changes in the nature and volume of the mortgage loan investment portfolio;

      o     value of the collateral;

      o     delinquency trends; and

      o current economic conditions that may affect the borrowers' ability to pay.

      For additional information regarding delinquencies of mortgages in our mortgage loan investment portfolio refer to "Financial Condition" below.

Non-Interest Income

      Non-interest income primarily consists of equity in net earnings of IFC, net warehouse fees from warehouse advances made by IWLG and other revenue. Equity in net earnings of IFC results as IMH records 99% of the earnings or losses from IFC due to IMH's ownership of 100% of IFC's preferred stock, which represents 99% of the economic interest in IFC. As a result of acquiring 100% of IFC's common stock on July 1, 2003, IMH will consolidate IFC's financial results in the third quarter of 2003 and will be entitled to 100% of IFC's consolidated net earnings. Non-interest income increased to $12.6 million for the second quarter of 2003 as compared to $6.4 million for the second quarter of 2002. The quarter-over-quarter increase in non-interest income of $6.2 million was primarily due to a $6.1 million increase in net earnings of IFC as discussed in further detail below.

      Results of Operations--IFC-- For the Three Months Ended June 30, 2003 as compared to the Three Months Ended June 30, 2002. IFC's net earnings increased to $11.6 million compared to $5.5 million for the second quarter of 2002. The quarter-over-quarter increase of $6.1 million was primarily due to the following:

      o     $9.8 million increase in non-interest income;

      o     $3.6 million increase in mark-to-market gain - SFAS 133;

      o     $1.0 million increase in net interest income; and

      o offset by an $8.0 million increase in operating costs and income taxes.

      IFC's net interest income was $3.0 million for the second quarter of 2003 compared to $2.0 million for the second quarter of 2002. The quarter-over-quarter increase in net interest income was primarily due to an increase in average mortgages held-for-sale, which increased to $600.2 million for the second quarter of 2003 compared to $450.4 million for the second quarter of 2002 as the mortgage operations acquired and originated $1.9 billion of primarily Alt-A mortgages during the second quarter of 2003. The increase in IFC's net interest income was also due to an increase in net interest margins on mortgages held-for-sale, which rose to 2.25% for the second quarter of 2003 compared to 2.09% for the second quarter of 2002. Net interest margins improved for the second quarter of 2003 as the mortgage operations acquired a higher percentage of FRMs and six-month LIBOR hybrids, which generally have higher interest rates than interest rates on six-month LIBOR ARMs.

      The following table summarizes the principal balance of IFC's mortgage acquisitions and originations by loan characteristic for the periods indicated (in thousands):

                                                             For the Three Months Ended June 30,
                                                            --------------------------------------
                                                                   2003                 2002
                                                            -----------------    -----------------
                                                             Principal            Principal
                                                              Balance      %       Balance      %
                                                            ----------    ---    ----------    ---
By Loan Type:
   Fixed rate first trust deed .........................    $  991,450     52    $  404,007     29
   Fixed rate second trust deed ........................        24,910      1        24,191      2
   Adjustable rate:
     Six-month LIBOR ARMs ..............................       422,752     22       624,123     45
     Six-month LIBOR hybrids (1) .......................       461,333     25       335,098     24
                                                            ----------    ---    ----------    ---
        Total adjustable rate ..........................       884,085     47       959,221     69
                                                            ----------    ---    ----------    ---
        Total Mortgage Acquisitions and Originations ...    $1,900,445    100    $1,387,419    100
                                                            ==========    ===    ==========    ===
By Production Channel:
   Correspondent acquisitions:
     Flow ..............................................    $1,086,622     57    $  865,472     63
     Bulk ..............................................       346,036     18       171,000     12
                                                            ----------    ---    ----------    ---
        Total correspondent acquisitions ...............     1,432,658     75     1,036,472     75
                                                            ----------    ---    ----------    ---
     Wholesale and retail originations .................       362,097     19       256,381     18
     Novelle Financial Services, Inc. ..................       105,690      6        94,566      7
                                                            ----------    ---    ----------    ---
        Total Mortgage Acquisitions and Originations ...    $1,900,445    100    $1,387,419    100
                                                            ==========    ===    ==========    ===
By Credit Quality:
   Alt-A ...............................................    $1,784,432     94    $1,287,377     93
   B/C (2) .............................................       116,013      6       100,042      7
                                                            ----------    ---    ----------    ---
        Total Mortgage Acquisitions and Originations ...    $1,900,445    100    $1,387,419    100
                                                            ==========    ===    ==========    ===
By Purpose:
   Purchase ............................................    $  862,368     45    $  839,140     60
   Refinance ...........................................     1,038,077     55       548,279     40
                                                            ----------    ---    ----------    ---
        Total Mortgage Acquisitions and Originations ...    $1,900,445    100    $1,387,419    100
                                                            ==========    ===    ==========    ===
By Prepayment Penalty:
   With prepayment penalty .............................    $1,558,725     82    $1,101,865     79
   Without prepayment penalty ..........................       341,720     18       285,554     21
                                                            ----------    ---    ----------    ---
        Total Mortgage Acquisitions and Originations ...    $1,900,445    100    $1,387,419    100
                                                            ==========    ===    ==========    ===

----------
(1) Mortgages are fixed rate for initial two to seven year periods and subsequently adjust to the indicated index plus a margin.

(2) The second quarter of 2003 and 2002 includes $105.7 million and $94.6 million, respectively, of B/C mortgages originated by Novelle Financial Services, Inc., a subsidiary of IFC, that are subsequently sold or held-for-sale to third party investors for cash gains.

      IFC exceeded acquisition and origination goals during the second quarter of 2003 as both the national mortgage purchase and refinance indexes reached record levels. We expect our mortgage activity to remain at record levels for the remainder of this year as we expect interest rates to remain near historical lows. The Mortgage Banker's Association has recently revised nationwide estimates of total 1-4 family originations from a 28% decline in projected originations for 2003 over 2002 at the beginning of this year to an estimate of a 37% increase in 2003 originations over 2002.

      IFC's non-interest income was $29.3 million for the second quarter of 2003 compared to $19.5 million for the second quarter of 2002. The quarter-over-quarter increase was primarily due to a $9.1 million increase in gain on sale of loans. Gain on sale of loans increased to $28.7 million during the second quarter of 2003 compared to gain on sale of loans of $19.6 million during the second quarter of 2002. Gain on sale of loans includes the difference between the price we acquire and originate mortgages and the price we receive on loan sale or securitization and direct mortgage origination revenue and cost, i.e. loan and underwriting fees, commissions, appraisal review fees, document expense, etc. Gain on sale of loans was 160 basis points on total loan sales volume of $1.8 billion for the second quarter of 2003 compared to 128 basis points on total loan sales volume of $1.5 billion for the second quarter of 2002. All mortgages were sold by the mortgage operations on a servicing released basis during the second quarters of 2003 and 2002, which results in substantially all cash gains upon sale or securitization. In order to minimize risks associated with the accumulation of our mortgages, we seek to securitize or sell our mortgages more frequently by creating smaller transactions, thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of mortgages.

      The following table summarizes the principal balance of IFC's mortgage sales for the periods indicated (in thousands):

                                                          For the Three Months
                                                             Ended June 30,
                                                        ------------------------
                                                           2003          2002
                                                        ----------    ----------
REMIC ..............................................    $  200,000    $  206,571
Whole loan sales to third party investors ..........       786,158       224,383
Loan sales to the long-term investment operations ..       806,588     1,096,011
                                                        ----------    ----------
   Total sales .....................................    $1,792,746    $1,526,965
                                                        ==========    ==========

      IFC's non-interest expense and income taxes was $20.7 million for the second quarter of 2003 compared to $16.0 million for the second quarter of 2002. The quarter-over-quarter increase of $4.7 million was primarily due to the following:

      o     $3.4 million increase in operating costs;

      o     $4.6 million increase in income taxes; and

      o     offset by a $3.6 million increase in mark-to-market gain - SFAS 133.

      The $3.4 million increase in operating costs, which includes personnel expense, professional services, equipment expense, occupancy expense, data processing expense and general and administrative expense, was primarily due to loan production growth. Operating costs increased 32% to $14.0 million for the second quarter of 2003 compared to $10.6 million for the second quarter of 2002, while mortgage acquisition and origination growth increased 37% quarter-over-quarter. We believe that our efficient centralized operating structure and our web-based automated underwriting system, iDASLg2, allows us to maintain our position as a low cost nationwide acquirer and originator of Alt-A mortgages.

      The following table summarizes IFC's fully-loaded mortgage production costs to acquire or originate a single mortgage by production channel for the periods indicated (in basis points of mortgage acquisition or origination):

                                                                    For the Three Months
                                                                       Ended June 30,
                                                                    --------------------
      Production Channel                       Company                 2003      2002
------------------------------    --------------------------------    ------    ------
Correspondent acquisitions        Impac Funding Corporation            64.94     69.32
Wholesale/retail originations     Impac Lending Group                  93.69    100.84
B/C originations                  Novelle Financial Services, Inc.    266.26    242.62
                                                                      ------    ------
   Total Weighted Average Cost ....................................    77.93     86.95
                                                                      ======    ======

      Fully-loaded cost to acquire or originate a single mortgage is based on mortgage production costs, including sales commissions which are a component of gain on sale of loans in the financial statements, and corporate administrative costs, including human resources, accounting, management information systems, corporate administration and marketing. Mortgage production costs exclude other non-production related expenses, including amortization and impairment of mortgage servicing rights, mark-to-market gain (loss) from SFAS 133 and write-down of investment securities.

      The $3.6 million increase in mark-to-market gain - SFAS 133 was due to a fair market valuation of the mortgage pipeline and derivative instruments acquired to hedge interest rates on those mortgages until close and eventual sale or securitization. The mortgage pipeline was $501.3 million as of June 30, 2003 as compared to $281.7 million as of March 31, 2003.

Non-Interest Expense

      Non-interest expense was $2.5 million for the second quarter of 2003 compared to $2.0 million for the second quarter of 2002. The quarter-over-quarter increase in non-interest expense of $500,000 was primarily due to the following:

      o     $1.0 million increase in operating expenses; and

      o offset by a $565,000 decrease in loss on disposition of other real estate owned.

      Operating expenses, which includes professional services, general and administrative expense and personnel expense, increased 50% to $3.0 million for the second quarter of 2003 as compared to $2.0 million for the second quarter of 2002 primarily due to the growth of our operating businesses, which resulted in a 91% increase in total assets since June 30, 2002. For additional information and detail regarding our operating businesses refer to "Financial Condition" below.

      The $565,000 decrease in loss on disposition of other real estate owned for the second quarter of 2003 was the result of write-downs on foreclosed property to a percentage of appraised value or a real estate broker's price opinion that was in excess of ultimate loss incurred upon the sale of the foreclosed property. The difference between the initial write-down on foreclosed property and ultimate loss upon disposition of foreclosed property resulted in a gain on disposition of other real estate owned. During the second quarter of 2002 write-downs on foreclosed property was in line with ultimate loss incurred upon the sale of the foreclosed property resulting in a slight loss on disposition of other real estate owned. We monitor the relationship between the appraised value or broker's price opinion and the sales price of other real estate owned in the context of current market conditions, including changes in real estate values. The percentage write-down of newly acquired real estate to appraised value or broker's price opinion is adjusted accordingly based on the past sales performance of real estate dispositions.

Financial Condition

      The following table presents selected financial data for the periods indicated (in thousands, except per share data):

                                                                        As of and For the Quarter Ended,
                                                                      ------------------------------------
                                                                      June 30,    December 31,    June 30,
                                                                        2002          2002          2003
                                                                      --------    ------------    --------
Book value per share ............................................     $   7.46      $   6.70      $   6.44
Return on average assets ........................................         1.52%         1.49%         1.88%
Return on average equity ........................................        34.48%        31.37%        27.00%
Assets to equity ratio ..........................................      21.76:1       21.59:1       16.64:1
Debt to equity ratio ............................................      20.68:1       20.48:1       15.54:1
Allowance for loan losses as a percentage of Loans Receivable ...         0.42%         0.42%         0.42%
Mortgages 90+ days delinquent and other real estate owned .......     $172,900      $130,614      $ 88,094
Mortgages 90+ days delinquent and other real estate owned
   to total assets ..............................................         2.10%         1.99%         2.06%
Mortgages owned 60+ days delinquent .............................     $206,307      $161,260      $102,607
60+ day delinquency of mortgages owned ..........................         3.28%         3.22%         3.10%

      Total assets grew 24% to $8.2 billion as of June 30, 2003 compared to $6.6 billion as of December 31, 2002 as the long-term investment operations acquired adjustable and fixed rate Alt-A mortgages from the mortgage operations and retained multi-family mortgages originated by IMCC. Additionally, the warehouse lending operations increased advances on short-term warehouse lines, or finance receivables, as of quarter-end. The acquisition and retention of $2.2 billion of Alt-A mortgages by the long-term investment operations from the mortgage operations and $116.2 million of multi-family mortgages originated by IMCC increased CMO collateral and mortgages held-for-investment to $6.7 billion as of June 30, 2003 as compared to $5.2 billion as of December 31, 2002. Finance receivables increased to $1.3 billion as of June 30, 2003 compared to $1.1 billion as of December 31, 2002 as warehouse activity with both affiliates and non-affiliates increased. Total average finance receivables increased to $1.1 billion for the second quarter of 2003 as compared to $987.8 million for the first quarter of 2003 while average finance receivables to non-affiliates increased to $551.8 million compared to $523.2 million, respectively. As of June 30, 2003 the warehouse lending operations had approved warehouse lines available to borrowers of $1.8 billion as compared to $1.5 billion as of December 31, 2002. The investment securities portfolio declined to $22.9 million, or 0.28% of total assets, as of June 30, 2003, including positive mark-to-market fair value adjustments of $7.6 million, as compared to $26.1 million as of December 31, 2002, including positive mark-to-market fair value adjustments of $8.4 million. We acquired no investment securities since 1999 and it has been our investment policy to only consider the acquisition of investment securities that are collateralized by mortgages underwritten by our mortgage operations.

      The following table presents detail on Mortgage Assets for the periods indicated (in thousands):

                                                                           June 30,       December 31,
                                                                             2003             2002
                                                                         -----------      ------------
Investment securities available-for-sale:
   Subordinated securities collateralized by mortgages .............     $    15,279      $    17,710
   Net unrealized gain (1) .........................................           7,588            8,355
                                                                         -----------      -----------
      Carrying value of investment securities available-for-sale ...          22,867           26,065
Loans Receivable:
CMO collateral--
   CMO collateral, unpaid principal balance ........................       6,465,962        5,082,208
   Unamortized net premiums on loans ...............................         100,725           75,987
   Securitization expenses .........................................          29,042           21,817
   Fair value of derivative instruments ............................         (31,861)         (30,332)
                                                                         -----------      -----------
      Carrying value of CMO collateral .............................       6,563,868        5,149,680
Finance receivables, net of pledge balances (2)--
   Due from affiliates .............................................         410,554          476,227
   Due from other mortgage banking companies .......................         909,276          664,021
                                                                         -----------      -----------
      Carrying value of finance receivables ........................       1,319,830        1,140,248
Mortgage loans held-for-investment--
   Mortgage loans held-for-investment, unpaid principal balance ....         128,858           56,898
   Unamortized net premiums on loans ...............................             461              566
   Deferred costs ..................................................             223               72
                                                                         -----------      -----------
      Carrying value of mortgage loans held-for-investment .........         129,542           57,536
                                                                         -----------      -----------
Carrying value of gross Loans Receivable ...........................       8,013,240        6,347,464
   Allowance for loan losses .......................................         (33,384)         (26,602)
                                                                         -----------      -----------
Carrying value of net Loans Receivable .............................       7,979,856        6,320,862
                                                                         -----------      -----------
Carrying value of Mortgage Assets ..................................     $ 8,002,723      $ 6,346,927
                                                                         ===========      ===========

----------
(1) Unrealized gains on investment securities available-for-sale is a component of accumulated other comprehensive loss in stockholders' equity.

(2) Outstanding advances on warehouse lines that the warehouse lending operations makes to affiliates and external customers.

      During the remainder of 2003, we intend to liquidate or call some, if not all, of our remaining investment securities available-for-sale portfolio that were acquired prior to 1999. Some of the investment securities will be called, or collapsed, as certain call provisions of the securities have been met. The call provisions of each security become effective when the current unpaid principal balance of underlying mortgages securing the individual security are less than a required percentage, generally 10% or 20%, of the original unpaid principal balance of the mortgage pool. When we collapse these investment securities in July 2003, we will acquire ownership of approximately $103.2 million of FRMs, which are being resecuritized in the form of a new fixed rate CMO. The sale of the remaining investment securities available-for-sale that are not called or collapsed may result in significant realized gains, after deduction of related expenses. Most of the investment securities available-for-sale which we intend to collapse or sell were resecuritized in 1999 and used as collateral for long-term financing that provided needed cash subsequent to the liquidity crisis that occurred in 1998. Prior to any collapse or sale of these individual securities, we will repay the remaining borrowings secured by these investment securities. The borrowings secured by investment securities was $3.2 million, net of discounts and prepaid securitization costs of $769,000, as of June 30, 2003. All remaining discounts and prepaid securitization expenses on the borrowings will be written-off during the third quarter of 2003.

      The following table presents additional selected information about mortgages held as CMO collateral for the periods indicated:

                                                                  As of and For the Quarter Ended,
                                                                  --------------------------------
                                                                  June 30,  December 31,  June 30,
                                                                    2002        2002        2003
                                                                  --------  ------------  --------
Percent of Alt-A mortgages .....................................      99          99          99
Percent of six-month LIBOR ARMs and six-month LIBOR hybrids ....      81          85          95
Percent of FRMs ................................................      19          15           5
Percent of six-month LIBOR hybrids .............................      33          35          50
Weighted average coupon ........................................    5.98        6.57        7.12
Weighted average margin ........................................    3.00        3.01        3.14
Weighted average original LTV ..................................      80          82          83
Weighted average original credit score .........................     689         683         677
Percent with active prepayment penalty .........................      81          76          65
Percent of mortgages in California .............................      63          63          64
Percent of purchase transactions ...............................      57          62          65
Percent of owner occupied ......................................      90          93          94
Percent of first lien ..........................................      99          99          99

      We believe that in order for us to generate positive cash flows and earnings we must successfully manage the following primary operational and market risks:

      o     credit risk;

      o     prepayment risk;

      o     liquidity risk; and

      o     interest rate risk.

      Credit Risk. We manage credit risk by acquiring for long-term investment high credit quality Alt-A mortgages that are acquired and originated by our mortgage operations, adequately providing for loan losses and actively managing delinquencies and defaults. We believe that by improving the overall credit quality of our mortgage loan investment portfolio, we can consistently generate stable future cash flow and earnings for our stockholders. During the second quarter of 2003, we acquired adjustable and fixed rate Alt-A mortgages from the mortgage operations with an original weighted average credit score of 695 and an original weighted average LTV ratio of 79%. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but that have loan characteristics that make them non-conforming under those guidelines. We primarily acquire non-conforming "A" or "A-" credit quality mortgages, collectively, Alt-A mortgages. As defined by us, A credit quality mortgages generally have a credit score of 640 or better and A- credit quality mortgages generally have a credit score of between 600 and
639. As a comparison, Fannie Mae and Freddie Mac generally purchase conforming mortgages with credit scores greater than 620. As of June 30, 2003, the original weighted average credit score of mortgages held as CMO collateral was 689 and the original weighted average LTV ratio was 80%.

      In addition to acquiring mortgages from our mortgage operations, the long-term investment operations originated $116.2 million of multi-family mortgages through IMCC during the first half of 2003. IMCC was formed to primarily originate adjustable rate multi-family mortgages with high credit quality, conservative debt service ratios and low LTV ratios with balances generally ranging from $250,000 to $2.0 million. Multi-family mortgages provide greater asset diversification on our balance sheet as multi-family mortgages typically have higher interest rate spreads and longer lives than residential mortgages. All multi-family mortgages originated during the second quarter of 2003 had interest rate floors with prepayment penalty periods ranging from three to five years.

      We believe that we adequately provide for loan losses by maintaining a ratio of allowance for loan losses to total loans receivable, which includes CMO collateral, finance receivables, and mortgages held-for-investment, within a range of 40 basis points to 45 basis points. As of June 30, 2003, the ratio of allowance for loan losses to total loans receivable was 42 basis points as allowance for loan losses increased to $33.4 million. However, as mortgages held as CMO collateral season, there is generally a historical upward curve whereby some mortgages will move through the delinquency cycle with the expectation that some of the delinquent mortgages will eventually be acquired through foreclosure proceedings and sold at a gain or loss. Actual loan losses increased to $3.4 million for the second quarter of 2003 compared to $2.1 for the second quarter of 2002 as mortgages acquired during 2001 and 2000 reflect the movement of mortgages through the delinquency cycle to acquisition via foreclosure proceedings and eventual disposition of other real estate owned. Mortgages held as CMO collateral acquired during 2003 and 2002 are unseasoned mortgages and have not experienced material losses as of June 30, 2003. CMOs issued prior to 2000 include seasoned mortgages and have not experienced significant increases in losses.

      We monitor our sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guidelines. This includes an effective and aggressive collection effort in order to minimize the proportion of mortgages which become seriously delinquent. However, when resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform ongoing review of mortgages that display weaknesses and believe that we maintain adequate loss allowance on the mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. In foreclosure sales, we generally acquire title to the property. As of June 30, 2003 our mortgage loan investment portfolio included 3.28% of mortgages that were 60 days or more delinquent compared to 3.22% as of December 31, 2002.

      The following table summarizes mortgages in our long-term mortgage loan investment portfolio that were 60 or more days delinquent for the periods indicated (in thousands):

                                                    At June 30,  At December 31,
                                                        2003          2002
                                                    -----------  ---------------
60-89 days delinquent ..........................      $ 46,897      $ 41,762
90 or more days delinquent .....................        43,717        33,822
Foreclosures ...................................       106,959        74,597
Delinquent bankruptcies ........................         8,734        11,079
                                                      --------      --------
   Total 60 or more days delinquent ............      $206,307      $161,260
                                                      ========      ========

      Seriously delinquent assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. When real estate is acquired in settlement of loans, referred to as other real estate owned, the mortgage is written-down to a percentage of the property's appraised value or broker's price opinion. As of June 30, 2003, seriously delinquent assets and other real estate owned as a percentage of total assets was 2.10% compared to 1.99% as of December 31, 2002.

      The following table summarizes mortgages in our long-term mortgage loan investment portfolio that were seriously delinquent and other real estate owned for the periods indicated (in thousands):

                                                    At June 30,  At December 31,
                                                        2003          2002
                                                    -----------  ---------------
90 or more days delinquent .....................      $159,410      $119,498
Other real estate owned ........................        13,490        11,116
                                                      --------      --------
   Total .......................................      $172,900      $130,614
                                                      ========      ========

      Prepayment Risk. 88% of Alt-A mortgages acquired from the mortgage operations during the second quarter of 2003 had prepayment penalty features ranging from one to five years and as of June 30, 2003, 81% of mortgages held as CMO collateral had active prepayment penalties compared to 65% as of June 30, 2002. In addition, our six-month LIBOR ARMs do not have specified interest rate floors and in declining interest rate environments coupons on mortgages may decline to levels that do not give the borrower an incentive to refinance. During the second quarter of 2003 constant prepayment rates of mortgages held as CMO collateral was 27% compared to 26% during the second quarter of 2002.

      Liquidity Risk. We employ a leveraging strategy to increase assets by financing our mortgage loan investment portfolio primarily with CMO borrowings, reverse repurchase agreements and capital and then using cash proceeds to acquire additional Mortgage Assets. We acquire adjustable and fixed rate mortgages from the mortgage operations and finance the acquisition of those mortgages with reverse repurchase agreements, which is referred to as the accumulation period. After accumulating a pool of adjustable and fixed rate mortgages, generally between $200 million and $600 million, we securitize the mortgages in the form of CMOs. Our strategy is to securitize our mortgages every 30 to 45 days in order to reduce the accumulation period that mortgages are outstanding on short-term warehouse or reverse repurchase facilities, thereby reducing our exposure to margin calls on these facilities. CMOs are classes of bonds that are sold to investors in mortgage-backed securities and as such are not subject to margin calls. In addition, CMOs generally require a smaller initial cash investment as a percentage of mortgages financed than does interim warehouse and reverse repurchase financing.

      Because of the historically favorable prepayment and loss rates of our high credit quality Alt-A mortgages, we have received favorable credit ratings on our CMOs from credit rating agencies, which has reduced our required initial capital investment as a percentage of mortgages securing CMO financing. The ratio of total assets to total equity, or "leverage ratio," was 21.76 to 1 as of June 30, 2003 compared to 21.59 to 1 as of December 31, 2002. With increased leverage, we have been able to grow our balance sheet by efficiently using available capital. We monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to "Liquidity and Capital Resources" below.

      Interest Rate Risk. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk."

Results of Operations--Impac Mortgage Holdings, Inc.

For the Six Months Ended June 30, 2003 as compared to the Six Months Ended June 30, 2002

Net Earnings

      Net earnings increased 66% to $55.3 million, or $1.12 per diluted share, for the first six months of 2003 compared to $33.4 million, or $0.87 per diluted share, for the first six months of 2002. The period-over-period increase in net earnings of $21.9 million was primarily due to the following:

      o     $20.2 million increase in net interest income;

      o     $6.6 million increase in equity in net earnings of IFC; and

      o partially offset by a $5.6 million increase in provision for loan losses.

      The 2003 period-over-period variances are discussed in further detail below.

Taxable Income

      After adjusting for our estimates of the differences between net earnings and taxable income, estimated taxable income was $56.7 million, or $1.15 per diluted share, for the first six months of 2003 compared to $34.2 million, or $0.89 per diluted share, for the first six months of 2002. We declared cash dividends of $1.00 per share for the first six months of 2003. The following table presents a reconciliation of net earnings to estimated taxable income for the periods indicated (in thousands, except per share amounts):

                                                           For the Six Months
                                                             Ended June 30,
                                                        -----------------------
                                                          2003           2002
                                                        --------       --------
Net earnings .....................................      $ 55,263       $ 33,374
Adjustments to net earnings:
   Provision for loan losses .....................        13,543          7,941
   Dividend from IFC .............................        11,385          5,693
   Tax deduction for actual loan losses ..........        (6,761)        (2,699)
   Equity in net earnings of IFC .................       (16,698)       (10,062)
                                                        --------       --------
Estimated taxable income (1) .....................      $ 56,732       $ 34,247
                                                        ========       ========
Estimated taxable income per diluted share (1) ...      $   1.15       $   0.89
                                                        ========       ========

----------
(1) Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating tax loss carry-forwards, if any.

Net Interest Income

      The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the first six months of 2003 and 2002 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (in thousands):

                                                              For the Six Months                 For the Six Months
                                                             Ended June 30, 2003                Ended June 30, 2002
                                                       -------------------------------    -------------------------------
                                                         Average                            Average
                                                         Balance    Interest    Yield       Balance    Interest    Yield
                                                       ----------   --------    -----     ----------   --------    -----
                   MORTGAGE ASSETS
Investment securities available-for-sale (1) ......    $   24,891    $ 3,322    26.69%    $   30,500    $ 1,088     7.13%
 Loans Receivable:
  CMO collateral (2) ..............................     5,938,819    124,863     4.20      2,604,277     72,201     5.54
  Mortgages held-for-investment (3) ...............       160,040      5,779     7.22         55,745      1,200     4.31
  Finance receivables:
   Affiliated .....................................       518,445     10,513     4.06        408,175      9,185     4.50
   Non-affiliated .................................       537,555     13,768     5.12        244,498      7,029     5.75
                                                       ----------    --------             ----------    -------
     Total finance receivables ....................     1,056,000     24,281     4.60        652,673     16,214     4.97
                                                       ----------    --------             ----------    -------
      Total Loans Receivable ......................     7,154,859    154,923     4.33      3,312,695     89,615     5.41
                                                       ----------    --------             ----------    -------
   Total Mortgage Assets ..........................    $7,179,750    $158,245    4.41%    $3,343,195    $90,703     5.43%
                                                       ==========    ========             ==========    =======

                      BORROWINGS
CMO borrowings ....................................    $5,811,811    $90,383     3.11%    $2,517,207    $47,930     3.81%
Reverse repurchase agreements .....................     1,182,620     14,096     2.38        650,669      9,638     2.96
Borrowings secured by investment securities (4) ...         5,059      1,484    58.67         11,525      1,024    17.77
                                                       ----------    --------             ----------    -------
   Total borrowings on Mortgage Assets ............    $6,999,490    $105,963    3.03%    $3,179,401    $58,592     3.69%
                                                       ==========    ========             ==========    =======

Net Interest Spread (5) ...........................                              1.38%                              1.74%

Net Interest Margin (6) ...........................                              1.46%                              1.92%

----------
(1) The receipt of an unanticipated recovery on a previously charged-off security inflated the yield during 2003.

(2) Includes amortization of acquisition costs and net cash payments on derivative instruments allocated to specific CMOs.

(3) Includes amortization of acquisition costs and net cash payments on derivative instruments not allocated to specific CMOs.

(4) Payments and excess cash flows received from the investment securities collateralizing this loan are used to pay down the outstanding borrowings. The payments are received from a collateral base that is in excess of the borrowings. Therefore, while the payment amounts should remain relatively stable, the average balance of the borrowings will continue to decrease.

(5) Net interest spread is calculated by subtracting the weighted average yield on total borrowings on Mortgage Assets from the weighted average yield on total Mortgage Assets.

(6) Net interest margin is calculated by subtracting interest expense on total borrowings on Mortgage Assets from interest income on total Mortgage Assets and then dividing by the total average balance for Mortgage Assets.

      Net interest income was $53.4 million for the first six months of 2003 compared to $33.2 million for the first six months of 2002. The period-over-period increase in net interest income was primarily due to an increase in average Mortgage Assets, which increased to $7.2 billion for the first six months of 2003 compared to $3.3 billion for the first six months of 2002 as the long-term investment operations acquired $4.5 billion of primarily Alt-A mortgages from the mortgage operations and originated $142.0 million of multi-family mortgages since the end of the second quarter of 2002.

      The following table summarizes the principal balance of mortgages acquired by the long-term investment operations from the mortgage operations by loan characteristic for the periods indicated (in thousands):

                                          For the Six Months Ended June 30,
                                        --------------------------------------
                                               2003                 2002
                                        -----------------    -----------------
                                         Principal            Principal
                                          Balance      %       Balance      %
                                        ----------    ---    ----------    ---
Volume by Type:
   Adjustable rate ..................   $1,668,971     74    $1,586,925    100
   Fixed rate .......................      571,855     26           867      0
                                        ----------           ----------
      Total Mortgage Acquisitions ...   $2,240,826    100    $1,587,792    100
                                        ==========           ==========
Volume by Product:
   Six-month LIBOR ARMs .............   $  839,939     38    $1,107,973     70
   Six-month LIBOR hybrids (1) ......      829,033     37       478,952     30
   Fixed rate first trust deeds .....      565,111     25           556      0
   Fixed rate second trust deeds ....        6,743      0           311      0
                                        ----------           ----------
      Total Mortgage Acquisitions ...   $2,240,826    100    $1,587,792    100
                                        ==========           ==========
Volume by Credit Quality:
   Alt-A loans ......................   $2,228,641     99    $1,581,158    100
   B/C loans ........................       12,185      1         6,634      0
                                        ----------           ----------
      Total Mortgage Acquisitions ...   $2,240,826    100    $1,587,792    100
                                        ==========           ==========
Volume by Purpose:
   Purchase .........................   $1,086,022     48    $  970,825     61
   Refinance ........................    1,154,804     52       616,967     39
                                        ----------           ----------
      Total Mortgage Acquisitions ...   $2,240,826    100    $1,587,792    100
                                        ==========           ==========
Volume by Prepayment Penalty:
   With prepayment penalty ..........   $1,870,491     83    $1,136,649     72
   Without prepayment penalty .......      370,335     17       451,143     28
                                        ----------           ----------
      Total Mortgage Acquisitions ...   $2,240,826    100    $1,587,792    100
                                        ==========           ==========

----------
(1) Mortgages are fixed rate for initial two to seven year periods and subsequently adjust to the indicated index plus a margin.

      The increase in net interest income was offset, in part, by a decrease in net interest margins on Mortgage Assets, which declined 46 basis points to 1.46% for the first six months of 2003 compared to 1.92% for the first six months of 2002. The overall decrease in net interest margins on Mortgage Assets was primarily the result of a decline in net interest margins on CMO collateral, which declined 70 basis points to 1.16% for the first six months of 2003 as compared to 1.86% for the first six months of 2002. This decline was due to a number of factors as follows:

      o     interest rate resets on mortgages;

      o     higher composition of FRMs; and

      o     net cash payments on derivative instruments.

      For detailed information regarding the effect of these factors on net interest margins on Mortgage Assets refer to the same discussion in "Results of Operations--Impac Mortgage Holdings, Inc.--For the Three Months Ended June 30, 2003 as compared to the Three Months Ended June 30, 2002--Net Interest Income" as the discussion also applies to the first six months of 2003.

Provision for Loan Losses

      Provision for loan losses were $13.5 million for the first six months of 2003 compared to $7.9 million for the first six months of 2002. The provision for estimated loan losses are primarily based on historical loss statistics, including cumulative loss percentages and loss severity, of similar mortgages in our mortgage loan investment portfolio. The loss percentage is used to determine the estimated inherent losses in the mortgage loan investment portfolio. The provision for loan losses is also determined based on the following:

      o management's judgment of the net loss potential of mortgages in our mortgage loan investment portfolio based on prior loan loss experience;

      o changes in the nature and volume of the mortgage loan investment portfolio;

      o     value of the collateral;

      o     delinquency trends; and

      o current economic conditions that may affect the borrowers' ability to pay.

Non-Interest Income

      Non-interest income increased to $20.4 million for the first six months of 2003 as compared to $12.1 million for the first six months of 2002. The period-over-period increase in non-interest income of $8.3 million was primarily due a $6.7 million increase in net earnings of IFC as discussed in further detail below.

      Results of Operations--IFC-- For the Six Months Ended June 30, 2003 as compared to the Six Months Ended June 30, 2002. Net earnings of IFC increased for the first six months of 2003 to $16.9 million compared to $10.2 million for the first six months of 2002. The period-over-period increase of $6.7 million was primarily due to the following:

      o     $13.7 million increase in non-interest income;

      o     $2.5 million increase in net interest income;

      o     $3.3 million increase in mark-to-market gain - SFAS 133; and

      o offset by a $12.1 million increase in operating costs and income taxes.

      IFC's net interest income was $6.2 million for the first six months of 2003 compared to $3.7 million for the first six months of 2002. The period-over-period increase in net interest income was primarily due to an increase in average mortgages held-for-sale, which increased to $545.1 million for the first six months of 2003 compared to $420.5 million for the first six months of 2002 as the mortgage operations acquired and originated $3.7 billion of primarily Alt-A mortgages during the first six months of 2003. The increase in IFC's net interest income was also due to an increase in net interest margins on mortgages held-for-sale, which rose to 2.53% for the first six months of 2003 compared to 2.00% for the first six months of 2002. Net interest margins improved for the first six months of 2003 as the mortgage operations acquired a higher percentage of FRMs and six-month LIBOR hybrids, which generally have higher interest rates than interest rates on six-month LIBOR ARMs.

      The following table summarizes the principal balance of IFC's mortgage acquisitions and originations by loan characteristic for the periods indicated (in thousands):

                                                              For the Six Months Ended June 30,
                                                            --------------------------------------
                                                                   2003                 2002
                                                            -----------------    -----------------
                                                             Principal            Principal
                                                              Balance      %       Balance      %
                                                            ----------    ---    ----------    ---
By Loan Type:
   Fixed rate first trust deed .........................    $1,885,593     51    $  767,040     30
   Fixed rate second trust deed ........................        53,807      2        37,686      1
   Adjustable rate:
     Six-month LIBOR ARMs ..............................       923,102     25     1,147,628     45
     Six-month LIBOR hybrids (1) .......................       809,298     22       619,450     24
                                                            ----------    ---    ----------    ---
        Total adjustable rate ..........................     1,732,400     47     1,767,078     69
                                                            ----------    ---    ----------    ---
        Total Mortgage Acquisitions and Originations ...    $3,671,800    100    $2,571,804    100
                                                            ==========    ===    ==========    ===
By Production Channel:
   Correspondent acquisitions:
     Flow ..............................................    $2,128,928     58    $1,697,650     66
     Bulk ..............................................       663,445     18       216,564      8
                                                            ----------    ---    ----------    ---
        Total correspondent acquisitions ...............     2,792,373     76     1,914,214     74
                                                            ----------    ---    ----------    ---
     Wholesale and retail originations .................       667,187     18       491,798     19
     Novelle Financial Services, Inc. ..................       212,240      6       165,792      7
                                                            ----------    ---    ----------    ---
        Total Mortgage Acquisitions and Originations ...    $3,671,800    100    $2,571,804    100
                                                            ==========    ===    ==========    ===
By Credit Quality:
   Alt-A ...............................................    $3,441,339     94    $2,395,028     93
   B/C (2) .............................................       230,461      6       176,776      7
                                                            ----------    ---    ----------    ---
        Total Mortgage Acquisitions and Originations ...    $3,671,800    100    $2,571,804    100
                                                            ==========    ===    ==========    ===
By Purpose:
   Purchase ............................................    $1,626,400     44    $1,487,370     58
   Refinance ...........................................     2,045,400     56     1,084,434     42
                                                            ----------    ---    ----------    ---
        Total Mortgage Acquisitions and Originations ...    $3,671,800    100    $2,571,804    100
                                                            ==========    ===    ==========    ===
By Prepayment Penalty:
   With prepayment penalty .............................    $3,029,803     83    $1,919,212     75
   Without prepayment penalty ..........................       641,997     17       652,592     25
                                                            ----------    ---    ----------    ---
        Total Mortgage Acquisitions and Originations ...    $3,671,800    100    $2,571,804    100
                                                            ==========    ===    ==========    ===

----------
(1) Mortgages are fixed rate for initial two to seven year periods and subsequently adjust to the indicated index plus a margin.

(2) The first six months of 2003 and 2002 includes $212.2 million and $165.8 million, respectively, of B/C mortgages originated by Novelle Financial Services, Inc., a subsidiary of IFC, which are subsequently sold or held-for-sale to third party investors for cash gains.

      IFC's non-interest income was $50.7 million for the first six months of 2003 compared to $37.1 million for the first six months of 2002. The period-over-period increase was primarily due to a $15.0 million increase in gain on sale of loans, which increased to $50.7 million during the first six months of 2003 compared to gain on sale of loans of $35.7 million during the first six months of 2002. Gain on sale of loans includes the difference between the price we acquire and originate mortgages and the price we receive on loan sale or securitization and direct mortgage origination revenue and cost, i.e. loan and underwriting fees, commissions, appraisal review fees, document expense, etc. Gain on sale of loans was 136 basis points on total loan sales volume of $3.7 billion for the first six months of 2003 compared to 143 basis points on total loan sales volume of $2.5 billion for the first six months of 2002. All mortgages were sold by the mortgage operations on a servicing released basis during the first six months of 2003 and 2002, which results in substantially all cash gains upon sale or securitization.

      The following table summarizes the principal balance of IFC's mortgage sales for the periods indicated (in thousands):

                                                           For the Six Months
                                                             Ended June 30,
                                                        ------------------------
                                                           2003          2002
                                                        ----------    ----------
REMIC ...............................................   $  487,500    $  599,952
Whole loan sales to third party investors ...........    1,001,090       308,588
Loan sales to the long-term investment operations ...    2,240,826     1,587,792
                                                        ----------    ----------
   Total sales ......................................   $3,729,416    $2,496,332
                                                        ==========    ==========

      IFC's non-interest expense and income taxes was $40.0 million for the first six months of 2003 compared to $30.6 million for the first six months of 2002. The period-over-period increase of $9.4 million was primarily due to the following:

      o     $7.1 million increase in operating costs;

      o     $5.0 million increase in income taxes; and

      o partially offset by a $3.3 million increase in mark-to-market gain - SFAS 133.

      The $7.1 million increase in operating costs, which includes personnel expense, professional services, equipment expense, occupancy expense, data processing expense and general and administrative expense, was primarily due to loan production growth. Operating costs increased 35% to $27.4 million for the first six months of 2003 compared to $20.3 million for the first six months of 2002 while mortgage acquisition and origination growth increased 43% period-over-period. We believe that our efficient centralized operating structure and our web-based automated underwriting system, iDASLg2, allows us to maintain our position as a low cost nationwide acquirer and originator of Alt-A mortgages.

      The following table summarizes IFC's fully-loaded mortgage production costs to acquire or originate a single mortgage by production channel for the periods indicated (in basis points of mortgage acquisition or origination):

                                                                          For the Six Months
                                                                            Ended June 30,
                                                                          ------------------
      Production Channel                          Company                  2003        2002
------------------------------      -----------------------------------   ------      ------
Correspondent acquisitions          Impac Funding Corporation              65.21       70.35
Wholesale/retail originations       Impac Lending Group                    99.23      102.09
B/C originations                    Novelle Financial Services, Inc.      262.11      264.14
                                                                          ------      ------
   Total Weighted Average Cost ........................................    82.78       88.91
                                                                          ======      ======

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

      The $3.3 million increase in mark-to-market gain - SFAS 133 was due to a fair market valuation of the mortgage pipeline and derivative instruments acquired to hedge interest rates on those mortgages until close and eventual sale or securitization. The mortgage pipeline was $501.3 million as of June 30, 2003 as compared to $326.9 million as of December 31, 2002.

Non-Interest Expense

      Non-interest expense was $5.1 million for the first six months of 2003 compared to $3.9 million for the first six months of 2002. The period-over-period increase in non-interest expense of $1.2 million was primarily due to the following:

      o     $2.2 million increase in operating expenses; and

      o     offset by a $1.0 decrease in write-down on investment securities.

      Operating expenses, which includes professional services, general and administrative expense and personnel expense, increased 67% to $5.5 million during the first six months of 2003 as compared to $3.3 million during the first six months of 2002 primarily due to the growth of our operating businesses, which resulted in a 91% increase in total assets since June 30, 2002.

      The $1.0 million decrease in write-down of investment securities available-for-sale was due to write-downs recorded during the first quarter of 2002 to reflect current market conditions, including prepayment experience and loss expectations, of mortgage-backed securities in our investment securities portfolio. Write-downs on investment securities recorded during the first quarter of 2002 were primarily taken on investment securities secured by mortgages not underwritten and created by our mortgage operations. However, since 1998 our investment strategy has been to only acquire or invest in securities underwritten and created by our mortgage operations.

Liquidity and Capital Resources

      We recognize the need to have funds available for our operating businesses and our customers' demands for obtaining short-term warehouse financing until the settlement or sale of mortgages with us or with other investors. It is our policy to have adequate liquidity at all times to cover normal cyclical swings in funding availability and mortgage demand and to allow us to meet abnormal and unexpected funding requirements. We plan to meet liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. Toward this goal, our Asset/Liability Committee, or "ALCO," is responsible for monitoring our liquidity position and funding needs.

      ALCO is comprised of executive and senior officers of the mortgage operations and warehouse lending operations. ALCO generally meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of our balance sheet for changes in the liquidity of our assets. Our liquidity consists of cash and cash equivalents, short-term marketable investment securities rated AAA through BBB and maturing mortgages, or "liquid assets." Our policy is to maintain a liquidity threshold of 5% of liquid assets to warehouse borrowings, reverse repurchase agreements, dividends payable and other short-term liabilities.

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

      o provide short-term warehouse advances to affiliates and non-affiliates; and

      o     pay common stock dividends.

      Acquisition and origination of mortgages. During the first six months of 2003 the mortgage operations acquired and originated $3.7 billion of primarily Alt-A mortgages. Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated. The mortgage operations paid weighted average premiums of 2.02% on the principal balance of mortgages acquired during the first six months of 2003. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages every 30 to 45 days.

      The long-term investment operations acquired $2.2 billion of primarily Alt-A mortgages from the mortgage operations and originated $116.2 million of multi-family mortgages for long-term investment. Initial capital invested in mortgages includes premiums paid upon acquisition of mortgages and the equity required to finance mortgages with short-term reverse repurchase agreements. Equity requirements to finance Alt-A mortgages with reverse repurchase agreements generally range from between 2% and 5% of the principal balance of the mortgage depending on the collateral provided. Equity requirements to finance multi-family mortgages with reverse repurchase agreements is approximately 16.75% of the principal balance of the mortgage depending on the collateral provided. Multi-family mortgages are financed with a $125.0 million warehouse facility that expires in September 2003. When the long-term investment operations accumulates a pool of mortgages, generally ranging from $200.0 million to $600.0 million, the mortgages are financed through the issuance of CMOs. When we complete CMOs, our total initial capital investment in CMOs ranges from approximately 3% to 5% of the principal balance of Alt-A mortgages and 8% to 15% for multi-family mortgages, depending on premiums paid upon acquisition of mortgages, costs paid for completion of CMOs, costs to acquire derivative instruments and initial capital investment in CMOs required to achieve desired credit ratings. Therefore, we also attempt to securitize our mortgages through CMO financing every 30 to 45 days as total capital invested in CMOs is generally less than cash required for reverse repurchase financing and is not subject to margin calls.

      Provide short-term warehouse advances to affiliates and non-affiliates. We utilize uncommitted warehouse facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated customers of the warehouse lending operations. The warehouse lending operations provide short-term financing to non-affiliated customers from the closing of the mortgages to their sale or other settlement with investors. The warehouse lending operations generally finances between 90% and 98% of the lesser of the unpaid principal balance or fair market value of mortgages, which equates to a cash requirement of between 2% and 10%, at prime rate plus or minus a spread. As of June 30, 2003 the warehouse lending operations had $909.3 million in outstanding warehouse advances to non-affiliates of which $856.0 million were advanced via approved warehouse lines with the remainder advanced under temporary approved warehouse line limits. Due to a heavy volume of originations at the end of June 2003 some non-affiliates were granted temporary increases in their warehouse facilities, most of which expired in July 2003.

      Affiliates had $27.9 million in pledge accounts with the warehouse lending operations as of June 30, 2003, which allows them to finance approximately 100% of the fair market value of their mortgages at prime minus 0.50%. The mortgage operations has uncommitted warehouse line agreements to obtain financing of up to $600.0 million from the warehouse lending operations to provide interim mortgage financing during the period that the mortgage operations accumulates mortgages until the mortgages are securitized or sold. As of June 30, 2003 the warehouse lending operations had $448.0 million in outstanding warehouse advances to the mortgage operations, excluding pledge balances.

      Our ability to meet liquidity requirements and the financing needs of our customers is subject to the renewal of our credit and repurchase facilities or obtaining other sources of financing, if required, including additional debt or equity from time to time. Any decision our lenders or investors make to provide available financing or capital to us in the future will depend upon a number of factors, including:

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

      Pay common stock dividends. We made common stock dividend payments of $46.4 million during the first six months of 2003.

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

      As we accumulate mortgages for long-term investment, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase agreements with third party lenders. Since 1995 we have primarily used an uncommitted repurchase facility with a major investment bank to finance substantially all warehouse advances to affiliates and non-affiliates and mortgages acquired for long-term investment, as needed. However, during 2002 and 2003 we added $750.0 million of new warehouse facilities with other lenders to finance asset growth, which includes $75.0 million of committed warehouse facilities and $50.0 million of uncommitted warehouse facilities to fund multi-family mortgages. The new warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past and the flexibility of having financial relationships with a larger cross-section of financial institutions. As of June 30, 2003 the warehouse lending operations had $1.4 billion outstanding on warehouse facilities with various lenders.

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

      In order to mitigate the liquidity risk associated with reverse repurchase agreements, we attempt to securitize or sell our mortgages between 30 and 45 days and extend only short-term interim financing to non-affiliated customers. Although securitizing mortgages more frequently adds operating and securitization costs, we believe the added cost is offset as more liquidity is provided with less interest rate and price volatility, as the accumulation and holding period of mortgages is shortened. When we have accumulated a sufficient amount of mortgages, we issue CMOs and convert short-term advances under reverse repurchase agreements to long-term CMO borrowings. The use of CMOs provides the following benefits:

      o allows us to lock in our financing cost over the life of the mortgages securing the CMO borrowings;

      o eliminates margin calls on the borrowings that are converted from reverse repurchase agreements to CMO financing; and

      o limits losses associated with collateral securing CMOs to our equity investment.

      During the first six months of 2003 we completed $2.3 billion of CMOs, of which $1.8 billion was adjustable rate CMOs and $561.9 million was fixed rate CMOs, to provide long-term financing for the acquisition and origination of $2.2 billion of Alt-A and multi-family mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our mortgages, we have been able to borrow a higher percentage against mortgages held as CMO collateral, which means that we have to provide less initial capital upon completion of CMOs. Equity in CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies. Total credit loss exposure is limited to the capital invested in the CMOs at any point in time. As of June 30, 2003 total equity invested in mortgages held as CMO collateral was $62.8 million. We also determine the amount of equity invested in CMOs based upon the anticipated return on equity as compared to estimated proceeds from additional debt issuance. By decreasing the amount of equity we are required to invest in our CMOs to maintain desired credit ratings, we have been able to effectively utilize available cash to acquire additional mortgage assets.

      Cash flows from our mortgage loan investment portfolio. During the first six months of 2003 mortgages held as CMO collateral, which is the majority of the mortgage loan investment portfolio, generated excess principal and interest cash flows of $62.3 million. We receive excess principal and interest cash flows on mortgages held as CMO collateral after distributions are made to investors in CMOs to the extent cash or other collateral required to maintain desired credit ratings on the CMOs is fulfilled. Excess principal and interest cash flows represent the difference between principal and interest payments on the mortgages less the following:

      o     interest paid to bondholders;

      o     pro-rata early principal prepayments paid to bondholders;

      o     servicing fees paid to mortgage servicers;

      o     premiums paid to mortgage insurers; and

      o actual losses incurred on disposition of real estate acquired in settlement of mortgages.

      Sale and securitization of mortgages. When the mortgage operations accumulates a sufficient amount of mortgages, generally between $200.0 million and $600.0 million, it sells or securitizes the mortgages. The mortgage operations sold $2.2 billion of mortgages to the long-term investment operations during the first six months of 2003, $1.0 billion of mortgages to third party investors and $487.5 million was securitized as REMICs. The mortgage operations sold mortgage servicing rights on substantially all mortgages during the first six months of 2003. The sale of mortgage servicing rights generated substantially all cash gains, which was used to acquire and originate additional mortgages. In order to mitigate interest rate and market risk, the mortgage operations attempts to sell and securitize mortgages between 30 and 45 days. Since we rely significantly upon sales and securitizations to generate cash proceeds to repay borrowings and to create credit availability, any disruption in our ability to complete sales and securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing sales and securitizations of our mortgages increase our risk by exposing us to credit and interest rate risk for this extended period of time.

      Cash proceeds from the issuance of securities. In December 2001, we filed with the SEC a shelf registration statement that allows us to sell up to $300.0 million of securities, including common stock, preferred stock, debt securities and warrants. During the six months ended June 30, 2003 we issued approximately
3.5 million shares of common stock from our shelf registration statement, in the form of a public offering, and received net cash proceeds of approximately $37.8 million. Pursuant to an equity distribution agreement with UBS Securities, LLC, we also sold 1.8 million shares of common stock from our shelf registration statement during the six months ended June 30, 2003 and received net proceeds of approximately $24.5 million. We also sold 1.4 million shares of common stock from our shelf registration statement during the three months ended June 30, 2003 and received net proceeds of approximately $20.4 million. During the six months ended June 30, 2003 UBS Securities, LLC received a commission of 3% of the gross sales price per share of the shares of common stock sold pursuant to the equity distribution agreement, which amounted to an aggregate commission of $757,000. As of June 30, 2003, approximately $108.7 million in securities were available for issuance under our shelf registration statement. By issuing new shares periodically throughout the year we believe that we were able to utilize new capital more efficiently and profitably.

Cash Flows

      Operating Activities - Net cash provided by operating activities was $74.4 million during the first six months of 2003 compared to net cash used in operating activities of $88.8 million during the same period of 2002. Net earnings of $55.3 million provided most of the cash flows from operating activities during the first six months of 2003.

      Investing Activities - Net cash used in investing activities was $1.7 billion during the first six months of 2003 compared to $1.3 billion during the same period of 2002. Net cash flows of $1.5 billion were used in investing activities to acquire and originate mortgages, net of mortgage principal repayments.

      Financing Activities - Net cash provided by financing activities was $1.6 billion during the first six months of 2003 compared to $1.4 billion during the same period of 2002. CMO financing provided net cash flows of $1.4 billion, net of debt reduction, from financing activities.

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

      The United States economy has recently undergone and may in the future, undergo, a period of slowdown, which some observers view as a recession. An economic downturn or a recession may have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages will adversely affect our ability to expand our mortgage portfolio, our principal means of increasing our earnings. In addition, a decline in new mortgage activity will likely result in reduced activity for our warehouse lending operations and our long-term investment operations. In the case of our mortgage operations, a decline in mortgage activity may result in fewer loans that meet its criteria for purchase and securitization or sale, thus resulting in a reduction in interest income and fees and gain on sale of loans. We may also experience larger than previously reported losses on our investment portfolio due to a higher level of defaults or foreclosures on our mortgages.

Terrorist attacks or military action may adversely affect our financial results.

      The effects that terrorist attacks in the United States or other incidents and related military action may have on the mortgage operations' ability to acquire or originate mortgages, the performance of the mortgages held by the long-term investment operations or on the values of mortgaged properties cannot be determined at this time. As a result of terrorist activity or military action, there may be a reduction in new mortgages, which will adversely affect our ability to expand our mortgage portfolio. In addition, a decline in new mortgage activity will likely result in reduced activity for our warehouse lending operations and our long-term investment operations. Mortgages held by our long-term investment operations may experience higher rates of delinquency, default and prepayment. These potential consequences of terrorist attacks or military action will have an adverse affect on our financial results. Federal agencies and non-government lenders have, and may continue to, defer, reduce or forgive payments and delay foreclosure proceedings in respect of loans to borrowers affected in some way be recent and possible future events. In addition, activation of a substantial number of U.S. military reservists or members of the National Guard may significantly increase the proportion of mortgages whose mortgage rates are reduced by application of the Soldiers' and Sailors' Civil Relief Act of 1940 or similar state laws, and neither the master servicers nor the servicers will be required to advance for any interest shortfall caused by any such reduction. Interest payable to senior and subordinate certificate holders will be reduced on a pro rata basis by any reductions in the amount of interest collectible as a result of application of the Soldiers' and Sailors' Civil Relief Act of 1940 or similar state laws.

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

      o the widening of returns expected by institutional investors on securitization interests over the prevailing Treasury rate; and

      o     market uncertainty.

      As a result, many mortgage originators, including us, were unable to access the securitization market on favorable terms. This resulted in some companies declaring bankruptcy. Originators, like us, were required to sell loans on a whole loan basis and liquidate holdings of mortgage-backed securities to repay short-term borrowings. However, the large amount of mortgages available for sale on a whole loan basis affected the pricing offered for these mortgages, which in turn reduced the value of the collateral underlying the financing facilities. Therefore, many providers of financing facilities initiated margin calls. Margin calls resulted when our lenders evaluated the market value of the collateral securing our financing facilities and required us to provide them with additional equity or collateral to secure our borrowings.

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

      We rely significantly upon securitizations to generate cash proceeds to repay borrowings and replenish our borrowing capacity. Any reduction in our ability to complete securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing securitizations of our mortgages increase our risk by exposing us to credit and interest rate risks for this extended period of time. Furthermore, gains on sales from certain of our securitizations represent a significant portion of our earnings. Several factors could affect our ability to complete securitizations of our mortgages, including:

      o     conditions in the securities and secondary markets;

      o credit quality of the mortgages acquired or originated through our mortgage operations;

      o     volume of our mortgage loan acquisitions and originations;

      o     our ability to obtain credit enhancements; and

      o lack of investors purchasing higher risk components of the securities.

      If we are unable to profitably securitize a significant number of our mortgages in a particular financial reporting period, then we could experience lower income or a loss for that period. As a result of turmoil in the securitization market during the latter part of 1998, many mortgage lenders, including us, were required to sell mortgages on a whole loan basis under adverse market conditions in order to generate liquidity. Many of these sales were made at prices lower than our carrying value of the mortgages and we experienced substantial losses. We cannot assure you that we will be able to continue to profitably securitize or sell our loans on a whole loan basis, or at all.

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

      The cost of borrowings under our financing facilities corresponds to a referenced interest rate plus or minus a margin. The margin varies depending on factors such as the nature and liquidity of the underlying collateral and the availability of financing in the market. We will experience net interest losses if the returns on our assets financed with borrowed funds fail to cover the cost of our borrowings, and we did not implement offsetting financial hedges.

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

      We have pledged a substantial portion of our assets to secure the repayment of CMOs issued in securitizations, our financing facilities and our other borrowings. We will also pledge substantially all of our current and future mortgages to secure borrowings pending their securitization or sale. The cash flows we receive from our investments that have not yet been distributed or pledged or used to acquire mortgages or other investments may be the only unpledged assets available to our unsecured creditors if we were liquidated.

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

      Our long-term investment portfolio includes mortgages that are six-month LIBOR hybrids. These are mortgages with fixed interest rates for an initial period of time, after which they begin bearing interest based upon short-term interest rate indices and adjust periodically. We generally fund mortgages with adjustable interest rate borrowings having interest rates that are indexed to short-term interest rates and adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings and that increase is not offset by a corresponding increase in the rates at which interest accrues on our assets or by various interest rate hedges that we have in place at any given time, our net interest margin will decrease or become negative. We may suffer a net interest loss on our adjustable rate mortgages that have interest rate caps if the interest rates on our related borrowings increase.

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

Increased levels of early prepayments of mortgages may accelerate our expenses and decrease our net income.

      Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgages. Prepayments on mortgages are also affected by the terms and credit grades of the mortgages, conditions in the housing and financial markets and general economic conditions. If we acquire mortgages at a premium and they are subsequently repaid, we must expense the unamortized premium at the time of the prepayment. We could possibly lose the opportunity to earn interest at a higher rate over the expected life of the mortgage. Also, if prepayments on mortgages increase when interest rates are declining, our net interest income may decrease if we cannot reinvest the prepayments in mortgage assets bearing comparable rates.

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

      Prior to 1998, we invested in mortgage-backed securities known as interest-only, principal-only, residual interest or other subordinated securities. Investments in these securities are much riskier than investments in senior mortgage-backed securities because these subordinated securities may bear all credit losses prior to the related senior securities. The risk associated with holding residual interest and subordinated securities is greater than that associated with holding the underlying mortgages directly due to the concentration of losses and uncertainty regarding the timing and amount of cash flows attributed to the subordinated securities.

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

      We are an acquirer and originator of Alt-A mortgages. These are residential mortgages that generally may not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac. Our operations may be negatively affected due to our investments in Alt-A mortgages. Credit risks associated with Alt-A mortgages may be greater than those associated with conforming mortgages. The interest rates we charge on Alt-A loans are often higher than those charged for conforming loans in order to compensate for the higher risk and lower liquidity. Lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold. By doing this, we assume the potential risk of increased delinquency rates and/or credit losses as well as interest rate risk. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and/or credit losses.

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

      We do not set limitations on the percentage of our mortgage asset portfolio composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. Historically, a majority of our mortgage acquisitions and originations by the mortgage operations, mortgages held for investment by our long term investment operations and loans financed by our warehouse lending operations were secured by properties in California and, to a lesser extent, Florida. For instance, certain parts of California have experienced an economic downturn in past years and California and Florida have suffered the effects of certain natural hazards. Declines in those residential real estate markets may reduce the values of the properties collateralizing the mortgages, increase foreclosures and losses and have material adverse effect on our results of operations or financial condition.

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

      In connection with our securitizations, we transfer mortgages acquired and originated by us into a trust in exchange for cash and, in the case of a CMO, residual certificates issued by the trust. The trustee will have recourse to us with respect to the breach of the standard representations and warranties made by us at the time such mortgages are transferred. While we generally have recourse to our customers for any such breaches, there can be no assurance of our customers' abilities to honor their respective obligations. Also, we engage in bulk whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We generally limit the potential remedies of such purchasers to the potential remedies we receive from the customers from whom we acquired or originated the mortgages. However, in some cases, the remedies available to a purchaser of mortgages from us may be broader than those available to us against the sellers of the mortgages and should a purchaser enforce its remedies against us, we may not always be able to enforce whatever remedies we have against our customers. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount.

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

      We also face intense competition from Internet-based lending companies where entry barriers are relatively low. Some of our competitors are much larger than we are, have better name recognition than we do, and have far greater financial and other resources. Government-sponsored entities, in particular Fannie Mae and Freddie Mac, are also expanding their participation in the Alt-A mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage over us that allows them to price mortgages at lower rates than we are able to offer. This phenomenon may seriously destabilize the Alt-A mortgage industry. In addition, if as a result of what may be less-conservative, risk-adjusted pricing, these government-sponsored entities experience significantly higher-than-expected losses, it would likely adversely affect overall investor perception of the Alt-A mortgage industry because the losses would be made public due to the reporting obligations of these entities.

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

      o     loan sale pricing;

      o margin calls by warehouse lenders or changes in warehouse lending rates;

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

      To offset the risks associated with our mortgage operations, we enter into transactions designed to hedge our interest rate risks. To offset the risks associated with our long-term investment operations, we attempt to match the interest rate sensitivities of our adjustable rate mortgage assets held for investment with the associated financing liabilities. Our management determines the nature and quantity of the hedging transactions based on various factors, including market conditions and the expected volume of mortgage loan purchases. We do not limit management's use of certain instruments in such hedging transactions. While we believe that we properly hedge our interest rate risk, we may not, and in some cases will not, be permitted to use hedge accounting as established by FASB under the provisions of SFAS 133 to account for our hedging activities. The effect of our hedging strategy may result in some volatility in our quarterly earnings as interest rates go up or down. It is possible that there will be periods during which we will incur losses on hedging activities. In addition, if the counter parties to our hedging transactions are unable to perform according to the terms of the contracts, we may incur losses. While we believe we prudently hedge our interest rate risk, our hedging transactions may not offset the risk of adverse changes in net interest margins.

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

      Certain state laws restrict or prohibit prepayment penalties on mortgages. We have historically relied on the federal Alternative Mortgage Transactions Parity Act, or the "Parity Act," and related regulations issued by the Office of Thrift Supervision, or "OTS," to preempt state limitations on prepayment penalties on ARMs. The Parity Act was enacted to extend to financial institutions other than federally chartered depository institutions the federal preemption which federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS issued final regulations that reduce the scope of the Parity Act preemption. The OTS subsequently delayed the effective date of the final regulations until July 1, 2003. The National Home Equity Mortgage Association has filed a lawsuit, which remains unresolved, against the OTS challenging the OTS's authority to issue the regulations. As a result, we are no longer able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption could have a material adverse affect on our ability to compete effectively with financial institutions that will continue to enjoy federal preemption of state restrictions on prepayment penalties on ARMs.

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

      In order to qualify for this exemption we must maintain at least 55% of our assets directly in mortgages, qualifying pass-through certificates and certain other qualifying interests in real estate. Our ownership of certain mortgage assets may be limited by the provisions of the Investment Company Act. If the Securities and Exchange Commission adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exception, we could be required to restructure our activities or sell certain of our assets. To insure that we continue to qualify for the exemption we may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher-yielding mortgage assets. The net effect of these factors will be to lower our net interest income. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described. Our business will be materially and adversely affected if we fail to qualify for this exemption.

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

      To sustain our growth strategy we intend to raise capital through the sale of equity. The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. In December 2001 we filed a shelf registration statement with the SEC, which allows us to sell up to $300.0 million of securities, including common stock, preferred stock, debt securities and warrants. As of June 30, 2003, we have sold approximately $191.3 million (gross proceeds) worth of common stock from our shelf registration statement and we may sell additional securities worth approximately $108.7 million (gross proceeds) from this shelf registration statement in the future. We have also registered an aggregate of 3,620,069 shares of common stock in connection with our 2001 Stock Option, Deferred Stock and Restricted Stock Plan. As of June 30, 2003, our 1995 Stock Option, Deferred Stock and Restricted Stock Plan had 1,905,711 shares reserved and available for issuance and that were registered. The sale of a large amount of shares or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

New regulatory laws affecting the mortgage industry may increase our costs and decrease our mortgage origination and acquisition.

      The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, proposed state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories, thereby resulting in a reduction of otherwise legitimate Alt-A lending opportunities. We cannot provide any assurance that these proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

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

      The trustee shall sell the shares held in trust and the owner of the excess shares will be entitled to the lesser of:

      (a)   the price paid by the owner;

      (b) if the owner did not purchase the excess shares, the closing price for the shares on the national securities exchange on which IMH is listed on the day of the event causing the shares to be held in trust; or

      (c)   the price received by the trustee from the sale of the shares.

Reduction in the rate at which individual stockholders are subject to tax on dividends paid by regular C corporations to a maximum rate of 15%.

      On May 28, 2003, President Bush signed the Act, which, among other things, reduces the rate at which individual stockholders are subject to tax on dividends paid by regular C corporations to a maximum rate of 15%. Generally, REITs are tax advantaged relative to C corporations because, unlike C corporations, REITs are allowed a deduction for dividends paid, which, in most cases, allows a REIT to avoid paying corporate level federal income tax on its earnings. The provisions of the Act reducing the rate at which individual stockholders pay tax on dividend income from C corporations may serve to mitigate this tax advantage and may cause individuals to view an investment in a C corporation as more attractive than an investment in a REIT. This may adversely affect the value of our common stock.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We focus on effectively managing the various operational and market risks associated with our businesses. We believe that the most critical of those risks are:

      o     credit risk;

      o     prepayment risk;

      o     liquidity risk; and

      o     interest rate risk.

      We manage credit risk by acquiring high-credit quality Alt-A mortgages from the mortgage operations with favorable credit profiles and by acquiring mortgages with mortgage insurance enhancements, when required, which reduces our effective loan-to-value ratio. Our belief is that high-credit quality Alt-A mortgages will result in favorable foreclosure rates and will result in favorable loss rates. We also believe that we maintain an adequate allowance for loan losses to provide for future loan losses. We manage mortgage prepayment risk by acquiring the majority of Alt-A mortgages from the mortgage operations with prepayment penalty features. We manage liquidity risk by frequently securitizing or selling our mortgages. We securitize mortgages through the issuance of CMOs and REMICs every 30 to 45 days. By frequently securitizing our mortgages, we reduce the volume of mortgages that are financed with short-term reverse repurchase agreements at any given time. The issuance of CMOs convert short-term reverse repurchase borrowings, which are subject to margin calls if the value of the mortgages collateralizing reverse repurchase borrowings decline, to long-term CMO financing that are not subject to margin calls. By securitizing mortgages as REMICs or selling mortgages as whole loan sales, ownership of the mortgages transfers to the trust in the case of REMICs and to the buyer in the case of whole loan sales. For additional information regarding these risks refer to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Although we manage credit, prepayment and liquidity risk in the normal course of business, we consider interest rate risk to be a significant market risk, which could potentially have the largest material effect on our financial condition and results of operations. Since a significant portion of our revenues and earnings are derived from net interest income, we strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. When interest rates fluctuate, profitability can be adversely affected by changes in the fair market value of our assets and liabilities and by the interest spread earned on interest-earning assets and interest-bearing liabilities. We derive income from the differential spread between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Any change in interest rates affects income received and expense paid from assets and liabilities in varying and typically in unequal amounts. Changing interest rates may compress our interest rate margins and adversely affect overall earnings.

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

      ALCO follows an interest rate hedging program intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate CMO borrowings. Our primary objective is to hedge our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate hedging program is formulated with the intent to attempt to offset the potential adverse effects of changing interest rates on cash flows on adjustable rate CMO borrowings resulting from the following:

      o interest rate adjustment limitations on mortgages held as CMO collateral due to periodic and lifetime interest rate cap features; and

      o mismatched interest rate adjustment periods between mortgages held as CMO collateral and CMO borrowings.

      We acquire for long-term investment six-month LIBOR ARMs and six-month LIBOR hybrids. Six-month LIBOR ARMs are generally subject to periodic and lifetime interest rate caps. This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally six months, or over the life of the mortgage. Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1% per semi-annual adjustment. Also, each ARM has a maximum lifetime interest rate cap. Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations. During a period of rapidly increasing or decreasing interest rates, financing costs would increase or decrease at a faster rate than the periodic interest rate adjustments on mortgages would allow, which could affect net interest income. In addition, if market rates were to exceed the maximum interest rates of our ARMs, borrowing costs would increase while interest rates on ARMs would remain constant.

      We also acquire hybrid ARMs that have initial fixed interest rate periods generally ranging from two to three years and, to a lesser extent, five to seven years, which subsequently convert to six-month LIBOR ARMs. During a rapidly increasing or decreasing interest rate environment financing costs would increase or decrease more rapidly than would interest rates on mortgages, which would remain fixed until their next interest rate adjustment date. In order to provide some protection against any resulting basis risk shortfall on the related liabilities, we purchase derivative instruments. Derivative instruments are based upon the principal balance that would result under assumed prepayment speeds.

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

      o     mortgage prepayment rate assumptions; and

      o     mortgage acquisitions.

      We refer to this 12-month projection of net interest income as the "base case." Once the base case has been established, we "shock" the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward to plus and minus 200 basis points. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward yield curve used to determine the base case and include any associated changes in projected mortgage prepayment rates caused by changes in interest rates. The results of each 100 basis point change in interest rates are then compared against the base case to determine the estimated change to net interest income. The simulations consider the affect of interest rate changes on interest sensitive assets and liabilities as well as derivative instruments. The simulations also consider the impact that instantaneous and parallel shifts in interest rates have on prepayment rates and the resulting affect of accelerating or decelerating amortization rates of premium and securitization costs on net interest income.

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

ITEM 4: CONTROLS AND PROCEDURES

      As of June 30, 2003 the Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rule 13a - 14c under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      With respect to the complaint captioned Deborah Searcy, Shirley Walker, et al. vs. Impac Funding Corporation, Impac Mortgage Holdings, Inc. et. al., which is described in IMH's annual report on Form 10-K for the year ended December 31, 2002, in March 2003, the plaintiffs filed an amended complaint adding certain defendants, including an Impac-related entity, and dropping others, including certain Impac-related entities, and we have been served with the amended complaint. A motion to dismiss the amended complaint has been filed. This motion is scheduled to be heard on September 5, 2003. Please refer to IMH's annual report on Form 10-K for the year ended December 31, 2002 regarding the Searcy action. We believe that we have meritorious defenses to this complaint and we intend to defend IMH vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuit and can express no opinion as to its ultimate outcome. We are a party to other litigation and claims, which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such other matters will not have a material adverse effect on IMH. Please refer to our annual report on Form 10-K for the year ended December 31, 2002 regarding other litigation and claims.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 24, 2003, we held our annual meeting of stockholders. Of 49,196,734 shares eligible to vote, 46,447,456 votes were returned, or 94.4%, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I - Election of Directors, Proposal II - Ratification of the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2003, Proposal III - Approval for
Section 162(m) purposes of an amendment to IMH's 2001 Stock Option Plan limiting the maximum number of shares for which options may be granted to any eligible employee in any fiscal year and Proposal IV - Approval for Section 162(m) purposes of incentive compensation for Joseph R. Tomkinson, William S. Ashmore and Richard J. Johnson.

Proposal I - Election of Directors.

      The results of voting on these proposals are as follows:

      Director                                 For         Against   Elected
      --------                                 ---         -------   -------

      Joseph R. Tomkinson                   45,914,697      532,759    Yes
      William S. Ashmore                    46,003,597      443,859    Yes
      James Walsh                           45,433,407    1,014,049    Yes
      Frank P. Filipps                      45,433,407    1,014,049    Yes
      Stephan R. Peers                      46,002,597      444,859    Yes
      William E. Rose                       45,433,407    1,014,049    Yes
      Leigh J. Abrams                       46,003,597      443,859    Yes

      All directors are elected at our annual stockholders meeting.

Proposal II - Ratification of the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2003.

      Proposal II was approved with 45,759,325 shares voted for, 548,090 voted against and 140,041 abstained from voting, thereby, ratifying the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2003.

Proposal III - Approval for Section 162(m) purposes of an amendment to IMH's 2001 Stock Option Plan limiting the maximum number of shares for which options may be granted to any eligible employee in any fiscal year.

      Proposal III was approved with 38,228,389 shares voted for, 8,012,542 voted against and 206,523 abstained from voting, thereby, approving for Section 162(m) purposes an amendment to IMH's 2001 Stock Option Plan limiting the maximum number of shares for which options may be granted to any eligible employee in any fiscal year.

Proposal IV - Approval for Section 162(m) purposes of incentive compensation for Joseph R. Tomkinson, William S. Ashmore and Richard J. Johnson.

      Proposal IV was approved with 43,093,127 shares voted for, 2,842,902 voted against and 511,426 abstained from voting, thereby, approving for Section 162(m) purposes incentive compensation for Joseph R. Tomkinson, William S. Ashmore and Richard J. Johnson.

ITEM 5: OTHER INFORMATION

      None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      21.1  Subsidiaries of the Registrant.

      31.1 Certifications of Chief Executive Officer pursuant to item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certifications of Chief Financial Officer pursuant to item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

      IMH filed a Current Report on Form 8-K, dated May 7, 2003, reporting Items 5 and 7, relating to an equity distribution agreement for the sale of up to 4,862,965 shares of our common stock.

      IMH filed a Current Report on Form 8-K, dated June 12, 2003, reporting Items 5 and 7, relating to an announcement that our common stock will be traded on the New York Stock Exchange.

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

Date: August 4, 2003