Form 10-Q
period 2003-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2003-11-05
CIK 1000298

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003 or

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

As of October 31, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $791.7 million, based on the closing sales price of common stock on the New York Stock Exchange on that date. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. There were 53,084,405 shares of common stock outstanding as of October 31, 2003.

================================================================================

                          IMPAC MORTGAGE HOLDINGS, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
           Consolidated Balance Sheets as of September 30, 2003 and
              December 31, 2002 .........................................    1
           Consolidated Statements of Operations and Comprehensive
              Earnings, For the Three and Nine Months Ended September 30,
              2003 and 2002 .............................................    2
           Consolidated Statements of Cash Flows, For the Nine Months
              Ended September 30, 2003 and 2002 .........................    3
           Notes to Consolidated Financial Statements ...................    4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           Forward-Looking Statements ...................................   15
           Financial Highlights for the Third Quarter of 2003 ...........   15
           General and Business Operations ..............................   16
           Available Information ........................................   17
           Critical Accounting Policies .................................   17
           Results of Operations--Impac Mortgage Holdings, Inc.--
                 For the Three Months Ended September 30, 2003 ..........   18
           Results of Operations--Impac Mortgage Holdings, Inc. --
                 For the Nine Months Ended September 30, 2003 ...........   29
           Liquidity and Capital Resources ..............................   34
           Risk Factors .................................................   38

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......   52

ITEM 4. CONTROLS AND PROCEDURES .........................................   54

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ...............................................   54

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .......................   54

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .................................   55

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............   55

ITEM 5. OTHER INFORMATION ...............................................   55

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................   55

        SIGNATURES ......................................................   56

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                     September 30,  December 31,
                                                                                          2003          2002
                                                                                     -------------  -------------
                                                 ASSETS
Cash and cash equivalents ........................................................   $     117,759  $     113,345
CMO collateral ...................................................................       7,429,061      5,149,680
Finance receivables ..............................................................         650,991      1,140,248
Mortgages held-for-sale ..........................................................         571,939             --
Mortgages held-for-investment ....................................................         152,063         57,536
Allowance for loan losses ........................................................         (39,122)       (26,602)
Accrued interest receivable ......................................................          32,499         28,287
Derivative assets ................................................................          17,919         14,931
Investment in Impac Funding Corporation ..........................................              --         20,787
Due from affiliates ..............................................................              --         14,500
Other assets .....................................................................          93,036         39,061
                                                                                     -------------  -------------
     Total assets ................................................................   $   9,026,145  $   6,551,773
                                                                                     =============  =============

                                               LIABILITIES

CMO borrowings ...................................................................   $   7,261,703  $   5,041,751
Reverse repurchase agreements ....................................................       1,236,007      1,168,029
Accumulated dividends payable ....................................................          26,535         21,754
Other liabilities ................................................................          71,766         16,751
                                                                                     -------------  -------------
     Total liabilities ...........................................................       8,596,011      6,248,285
                                                                                     -------------  -------------

                                          STOCKHOLDERS' EQUITY

Preferred stock; $0.01 par value; 7,500,000 shares authorized; none outstanding at
   September 30, 2003 and December 31, 2002 ......................................              --             --
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares
   authorized; none outstanding at September 30, 2003 and December 31, 2002 ......              --             --
Common stock; $0.01 par value; 200,000,000 shares authorized; 53,069,072 and
   45,320,517 shares outstanding at September 30, 2003 and December 31, 2002,
   respectively ..................................................................             531            453
Additional paid-in capital .......................................................         575,436        479,298
Accumulated other comprehensive loss .............................................         (23,486)       (41,721)
Net accumulated deficit:
   Cumulative dividends declared .................................................        (277,439)      (200,954)
   Retained earnings .............................................................         155,092         66,412
                                                                                     -------------  -------------
    Net accumulated deficit ......................................................        (122,347)      (134,542)
                                                                                     -------------  -------------
     Total stockholders' equity ..................................................         430,134        303,488
                                                                                     -------------  -------------
     Total liabilities and stockholders' equity ..................................   $   9,026,145  $   6,551,773
                                                                                     =============  =============

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE EARNINGS
                 (in thousands, except earnings per share data)
                                   (unaudited)

                                                                   For the Three Months        For the Nine Months
                                                                    Ended September 30,         Ended September 30,
                                                                 ------------------------    ------------------------
                                                                    2003          2002          2003          2002
                                                                 ----------    ----------    ----------    ----------
INTEREST INCOME:
   Mortgage assets ...........................................   $   86,325    $   59,736    $  244,569    $  150,438
   Other interest income .....................................          349         1,963         1,808         3,558
                                                                 ----------    ----------    ----------    ----------
      Total interest income ..................................       86,674        61,699       246,377       153,996
                                                                 ----------    ----------    ----------    ----------

INTEREST EXPENSE:
   CMO borrowings ............................................       45,567        31,091       135,950        79,021
   Reverse repurchase agreements .............................        8,971         6,086        23,066        15,724
   Other borrowings ..........................................          891         1,413         2,705         2,942
                                                                 ----------    ----------    ----------    ----------
      Total interest expense .................................       55,429        38,590       161,721        97,687
                                                                 ----------    ----------    ----------    ----------
   Net interest income .......................................       31,245        23,109        84,656        56,309
      Provision for loan losses ..............................        7,820         5,361        21,363        13,302
                                                                 ----------    ----------    ----------    ----------
   Net interest income after provision for loan losses .......       23,425        17,748        63,293        43,007

NON-INTEREST INCOME:
   Gain on sale of loans .....................................       33,900            --        35,514            --
    Gain on sale of securities ...............................        3,545            --         3,545            --
   Equity in net earnings of Impac Funding Corporation .......           --         2,755        16,698        12,816
   Loan servicing expense ....................................       (1,278)           --        (1,299)           --
   Other income ..............................................          749         1,222         2,906         3,219
                                                                 ----------    ----------    ----------    ----------
      Total non-interest income ..............................       36,916         3,977        57,364        16,035

NON-INTEREST EXPENSE:
   Personnel expense .........................................       10,551           534        12,045         1,326
   General and administrative expense ........................        5,057           533         7,657         1,099
   Professional services .....................................        1,461           708         2,854         2,649
   Amortization of mortgage servicing rights .................        1,203            --         1,203            --
   Provision for repurchases .................................          586            --           586            --
   Mark-to-market loss on derivative instruments .............          156            --           156            --
   (Gain) loss on disposition of other real estate owned .....         (642)          514        (1,076)          120
   Write-down of investment securities available-for-sale ....          180             2           180         1,040
                                                                 ----------    ----------    ----------    ----------
      Total non-interest expense .............................       18,552         2,291        23,605         6,234
                                                                 ----------    ----------    ----------    ----------
   Net earnings before taxes .................................       41,789        19,434        97,052        52,808
      Income taxes ...........................................        8,372            --         8,372            --
                                                                 ----------    ----------    ----------    ----------
   Net earnings after taxes ..................................       33,417        19,434        88,680        52,808
                                                                 ----------    ----------    ----------    ----------

OTHER COMPREHENSIVE EARNINGS:
   Unrealized holding gains (losses) on securities arising
     during period ...........................................        1,602          (487)         (528)       (1,041)
   Unrealized holding gains (losses) on hedging instruments
     arising during period ...................................       12,252       (13,818)       19,506       (23,112)
   Reclassification of gains included in net earnings ........       (1,832)          (28)         (743)         (185)
                                                                 ----------    ----------    ----------    ----------
        Net unrealized gains (losses) arising during period ..       12,022       (14,333)       18,235       (24,338)
                                                                 ----------    ----------    ----------    ----------
   Other comprehensive earnings ..............................   $   45,439    $    5,101    $  106,915    $   28,470
                                                                 ==========    ==========    ==========    ==========

NET EARNINGS PER SHARE:
   Basic .....................................................   $     0.64    $     0.47    $     1.78    $     1.36
                                                                 ==========    ==========    ==========    ==========
   Diluted ...................................................   $     0.63    $     0.47    $     1.75    $     1.34
                                                                 ==========    ==========    ==========    ==========
DIVIDENDS PER COMMON SHARE ...................................   $     0.50    $     0.45    $     1.50    $     1.28
                                                                 ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                         --------------------------
                                                                                             2003           2002
                                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ......................................................................   $    88,680    $    52,808
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Equity in net earnings of Impac Funding Corporation ............................       (16,698)       (12,816)
      Provision for loan losses ......................................................        21,363         13,302
      Amortization of loan premiums and securitization costs .........................        48,359         26,185
      Depreciation and amortization ..................................................           666             --
      Gain on disposition of other real estate owned .................................         1,076           (120)
      Gain on sale of investment securities available-for-sale .......................        (3,545)            --
      Write-down of investment securities available-for-sale .........................           180          1,040
      Impairment of mortgage servicing rights ........................................         1,203             --
      Gain on sale of loans ..........................................................        35,514             --
      Purchase of mortgages-held-for sale ............................................    (2,782,609)            --
      Sale and principal reductions on mortgages held-for-sale .......................     2,626,588             --
      Net change in accrued interest receivable ......................................        (4,375)        (8,383)
      Net change in deferred revenue .................................................        (6,365)            --
      Net change in deferred taxes ...................................................        10,417             --
      Net change in other assets and liabilities .....................................         6,865         (1,994)
                                                                                         -----------    -----------
        Net cash provided by operating activities ....................................        27,319         70,022
                                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in CMO collateral ......................................................    (2,328,266)    (1,835,450)
   Net change in finance receivables .................................................        34,408       (449,790)
   Net change in mortgages held-for-investment .......................................      (108,412)      (258,888)
   Cash received from acquisition of Impac Funding Corporation .......................        23,510             --
   Purchase of premises and equipment ................................................          (301)            --
   Sale of investment securities available-for-sale ..................................         5,232             --
   Proceeds from sale of other real estate owned, net ................................        22,961          8,295
   Dividend from Impac Funding Corporation ...........................................        11,385          9,900
   Net principal reductions on investment securities available-for-sale ..............         6,206          5,480
                                                                                         -----------    -----------
        Net cash used in investing activities ........................................    (2,489,298)    (2,520,453)
                                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in reverse repurchase agreements and other borrowings ..................        67,651        693,583
   Proceeds from CMO borrowings ......................................................     3,971,993      2,433,254
   Repayments of CMO borrowings ......................................................    (1,752,041)      (666,154)
   Dividends paid ....................................................................       (71,704)       (47,020)
   Proceeds from sale of common stock ................................................        37,776         83,957
   Proceeds from sale of common stock via equity distribution agreement ..............        54,613          9,310
   Additions to master servicing rights and mortgages servicing rights ...............        (1,618)            --
   Proceeds from exercise of stock options ...........................................         3,702            754
   Reductions on notes receivable-common stock .......................................            --            920
                                                                                         -----------    -----------
        Net cash provided by financing activities ....................................     2,310,372      2,508,604
                                                                                         -----------    -----------

   Net change in cash and cash equivalents ...........................................         4,414         58,173
   Cash and cash equivalents at beginning of period ..................................       113,345         51,887
                                                                                         -----------    -----------
   Cash and cash equivalents at end of period ........................................   $   117,759    $   110,060
                                                                                         ===========    ===========

          See accompanying notes to consolidated financial statements.

                 IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                                 (in thousands)
                                   (unaudited)

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                     --------------------------
                                                                         2003           2002
                                                                     -----------    -----------
SUPPLEMENTARY INFORMATION:
   Interest paid ..................................................   $  160,898    $    96,398

NON-CASH TRANSACTIONS:
   Transfer of mortgages held-for-investment to CMO collateral ....   $3,999,457    $ 2,449,994
   Transfer of mortgages to other real estate owned ...............       26,678         11,219
   Dividends declared and unpaid ..................................       26,535         19,309
   Net unrealized gains (losses) ..................................       18,235        (24,338)
   Issuance of shares for the purchase of Impac Funding Corporation          125             --

      The following table presents the acquisition of the assets and liabilities of Impac Funding Corporation as of July 1, 2003 (in thousands):

                                 ASSETS ACQUIRED

Cash and cash equivalents .......................................       $ 24,135
Mortgages held-for-sale .........................................        451,432
Accrued interest receivable .....................................            564
Goodwill ........................................................            486
Other assets ....................................................         71,377
                                                                        --------
        Total assets ............................................       $547,994
                                                                        ========

                               LIABILITIES ASSUMED

Warehouse borrowings ............................................        447,951
Other liabilities ...............................................         73,206
                                                                        --------
     Total liabilities ..........................................        521,157
                                                                        --------
     Total stockholders' equity .................................         26,837
                                                                        --------
        Total liabilities and stockholders' equity ..............       $547,994
                                                                        ========

Net Assets Acquired:
   Investment in Impac Funding Corporation ......................       $ 26,087
   Cash paid for common stock ...................................            625
   Shares issued for common stock ...............................            125
                                                                        --------
                                                                        $ 26,837
                                                                        ========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Financial Statement Presentation

      The accompanying consolidated financial statements of Impac Mortgage Holdings, Inc. (IMH) and subsidiaries, (collectively, the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

      On July 1, 2003, IMH purchased all of the outstanding shares of voting common stock of Impac Funding Corp (IFC), which represents 1% of the economic interest of IFC, from Joseph R. Tomkinson, the Company's Chairman, Chief Executive Officer and director, William S. Ashmore, the Company's President, Chief Operating Officer and director and the Johnson Revocable Living Trust, of which Richard J. Johnson, the Company's Executive Vice President and Chief Financial Officer, is trustee. Each of Messer's. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. The purchase of IFC's common stock combined with the Company's existing ownership of all of IFC's preferred stock, which represents 99% of IFC's economic interest, resulted in the Company consolidating IFC as of July 1, 2003. Prior to July 1, 2003, the Company accounted for its investment in IFC using the equity method of accounting.

      The Company's results of operations for the three-months ended September 30, 2003 include the financial results of its wholly-owned subsidiaries, which are IFC, IMH Assets Corporation (IMH Assets), Impac Warehouse Lending Group
(IWLG) and Impac Multifamily Capital Corporation (IMCC). The Company's results of operations for the nine-months ended September 30, 2003 include the financial results of IFC for the six-months ended June 30, 2003 as "Equity in net earnings of Impac Funding Corporation," and the consolidation of IFC's results of operations for the three-months ended September 30, 2003 along with the financial results of IMH Assets, IWLG and IMCC, as stand alone entities, for the nine-months ended September 30, 2003.

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

Note 2--Business Summary

      IMH is a mortgage real estate investment trust (REIT). Together with its subsidiaries the Company is primarily a nationwide acquirer and originator of non-conforming Alt-A mortgage loans (Alt-A mortgages). Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines.

      The Company operates three core businesses:

      o     long-term investment operations;

      o     mortgage operations; and

      o     warehouse lending operations.

      The long-term investment operations, conducted by IMH, IMH Assets and IMCC, invest primarily in adjustable and fixed rate Alt-A mortgages that are acquired and originated by the mortgage operations and small balance, multi-family mortgages (multi-family mortgages) originated by IMCC. This business primarily generates net interest income from mortgages held for long-term investment. Investments in Alt-A mortgages and multi-family mortgages are financed with collateralized mortgage obligations
(CMO) financing, warehouse facilities, proceeds from the sale of capital stock and cash.

      The mortgage operations, conducted by IFC, acquire, originate, sell and securitize primarily adjustable and fixed rate Alt-A mortgages and, to a lesser extent, sub-prime mortgages (B/C mortgages). B/C mortgages are residential mortgages made to borrowers with lower credit ratings than borrowers of Alt-A mortgages and are normally subject to higher rates of loss and delinquency than Alt-A mortgages. The mortgage operations generate income by securitizing and selling loans to permanent investors, including the long-term investment operations, and, to a lesser extent, revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held-for-sale. The mortgage operations use warehouse facilities provided by the warehouse lending operations, conducted by IWLG, to finance the acquisition and origination of mortgages.

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

Note 3--Earnings Per Share

      The following table presents the computation of basic and diluted net earnings per share as if all stock options were outstanding for the periods indicated (in thousands, except net earnings per share):

                                                               For the Three Months     For the Nine Months
                                                                Ended September 30,     Ended September 30,
                                                               ---------------------   ---------------------
                                                                 2003        2002        2003        2002
                                                               ---------   ---------   ---------   ---------
Numerator for earnings per share:
Net earnings ...............................................   $  33,417   $  19,434   $  88,680   $  52,808
                                                               =========   =========   =========   =========

Denominator for earnings per share:
Basic weighted average number of common shares outstanding .      52,008      41,010      49,707      38,850
Net effect of dilutive stock options .......................       1,135         766       1,003         662
                                                               ---------   ---------   ---------   ---------
   Diluted weighted average of common and common
   equivalent shares .......................................      53,143      41,766      50,710      39,512
                                                               =========   =========   =========   =========

Net earnings per share:
Basic ......................................................   $    0.64   $    0.47   $    1.78   $    1.36
                                                               =========   =========   =========   =========
Diluted ....................................................   $    0.63   $    0.47   $    1.75   $    1.34
                                                               =========   =========   =========   =========

      The Company had zero and 424 stock options outstanding during the three months ended September 30, 2003 and 2002, respectively, and 363,136 and 229,694 stock options outstanding during the nine months ended September 30, 2003 and 2002, respectively, that were not considered in the calculation of diluted weighted average common and common equivalent shares because their effect was antidilutive.

Note 4--Stock Options

      Stock options and awards may be granted to the directors, officers and employees of the Company. The exercise price for any non-qualified stock option
(NQSO) or incentive stock option (ISO) granted may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the fair market value of the shares of common stock at the time the NQSO or ISO is granted. Grants under stock option plans are made and administered by the board of directors. IMH currently maintains a 1995 Stock Option, Deferred Stock and Restricted Stock Plan (1995
Plan). During 2001, the board of directors and stockholders approved a new Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan). The 1995 Plan and the 2001 Plan shall collectively be referred to as the Stock Option Plans. Each of the Stock Option Plans provide for the grant of qualified incentive stock options (ISOs), non-qualified stock options (NQSOs), deferred stock, and restricted stock, and, in the case of the 2001 Plan, dividend equivalent rights and, in the case of the 1995 Plan, stock appreciation rights and limited stock appreciation rights awards (Awards). To enable IMH to deduct, in full, all amounts of ordinary income recognized by its executive officers in connection with the exercise of non-qualified stock options granted in the future, stockholders approved an amendment to the 2001 Plan in June 2003 that limits the maximum number of shares for which stock options may be granted to any eligible employee in any fiscal year to 1,500,000 shares.

      In December 2002 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), an amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS 123). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. On December 15, 2002, IMH adopted the disclosure requirements of SFAS 148. SFAS 123 established financial accounting standards for stock-based employee compensation plans, which permits management to choose either a fair value based method or an intrinsic value based method of accounting for its stock-based compensation arrangements in accordance with APB Opinion No. 25 (APB
25). SFAS 123 requires pro forma disclosures of net earnings (loss) computed as if the fair value based method had been applied in financial statements of companies that continue to follow the intrinsic value method in accounting for such arrangements under APB 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by non-employees or to acquire goods or services from outside suppliers or vendors.

      As of September 30, 2003, the Company had fixed stock option plans that it accounted for using the intrinsic value method in accordance with APB 25 and which did not require the recognition of compensation expense. However, if compensation expense for stock-based compensation plans had been recognized using the fair value based method consistent with SFAS 123, as amended by SFAS 148, net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                            For the Three Months     For the Nine Months
                                                             Ended September 30,     Ended September 30,
                                                            ---------   ---------   ---------   ---------
                                                               2003        2002        2003        2002
                                                            ---------   ---------   ---------   ---------
Net earnings as reported ................................   $  33,417   $  19,434   $  88,680   $  52,808
Total stock-based employee compensation expense using the
   fair value method ....................................        (346)       (324)       (618)       (485)
                                                            ---------   ---------   ---------   ---------
Pro forma net earnings ..................................   $  33,071   $  19,110   $  88,062   $  52,323
                                                            =========   =========   =========   =========

Net earnings per share as reported:
Basic ...................................................   $    0.64   $    0.47   $    1.78   $    1.36
                                                            =========   =========   =========   =========
Diluted .................................................   $    0.63   $    0.47   $    1.75   $    1.34
                                                            =========   =========   =========   =========

Pro forma net earnings:
Basic ...................................................   $    0.64   $    0.47   $    1.77   $    1.35
                                                            =========   =========   =========   =========
Diluted .................................................   $    0.62   $    0.46   $    1.74   $    1.32
                                                            =========   =========   =========   =========

      The derived fair value of stock options granted during the third quarter of 2003 and 2002 was approximately $1.09 and $1.21, respectively, per stock option, which is derived based on the stock option date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                       For the Three and     For the Three and
                                       Nine Months Ended     Nine Months Ended
                                      September 30, 2003    September 30, 2002
                                     --------------------  ---------------------
Risk-free interest rate.............          1.22%                 1.45%
Expected lives (in years)...........             4                  3-10
Expected volatility.................         28.83%                35.07%
Expected dividend yield.............         10.00%                10.00%

Note 5--Segment Reporting

      The Company internally reviews and analyzes its operating segments as follows:

      o the long-term investment operations invest primarily in Alt-A mortgages acquired by the mortgage operations and multi-family mortgages originated by IMCC;

      o the warehouse lending operations provide warehouse financing to affiliated companies and to non-affiliated customers, some of which are correspondents of the mortgage operations, to finance mortgages; and

      o the mortgage operations acquire and originate primarily Alt-A mortgages and, to a lesser extent, B/C mortgages and second mortgages from its network of third party correspondents, mortgage brokers and retail customers.

      The following table presents business segment information for the periods indicated (in thousands):

                                        Long-Term      Warehouse                       Inter-
                                        Investment      Lending        Mortgage       Company
                                        Operations     Operations     Operations        (1)         Consolidated
                                       ------------   ------------   ------------   ------------    ------------
Balance Sheet Items as of
September 30, 2003:
-------------------------------------
CMO collateral and mortgages
   held-for-investment                 $  7,581,124   $         --   $         --   $         --    $  7,581,124
Loans held-for-sale                              --             --        571,939             --         571,939
Finance receivables                              --      1,288,972             --       (637,981)        650,991
Total assets                              8,065,715      1,347,623        692,548     (1,079,741)      9,026,145
Total stockholders' equity             $    670,001   $    110,886   $     27,043   $   (377,796)   $    430,134

Income Statement Items for the Three
Months Ended September 30, 2003:
------------------------------------
Net interest income                    $     18,933   $      8,073   $      4,239   $         --    $     31,245
Provision for loan losses                     7,072            748             --             --           7,820
Non-interest income                           3,831          1,536         31,549             --          36,916
Non-interest expense                          1,252          1,348         24,324             --          26,924
                                       ------------   ------------   ------------   ------------    ------------
Net earnings                           $     14,440   $      7,513   $     11,464   $         --    $     33,417
                                       ============   ============   ============   ============    ============

Income Statement Items for the Nine
Months Ended September 30, 2003:
------------------------------------
Net interest income                    $     59,340   $     21,078   $     10,430   $     (6,192)   $     84,656
Provision for loan losses                    19,423          1,940             --             --          21,363
Non-interest income (2)                       4,882          4,235         82,271        (34,024)         57,364
Non-interest expense                          3,905          3,749         64,370        (40,047)         31,977
                                       ------------   ------------   ------------   ------------    ------------
Net earnings                           $     40,894   $     19,624   $     28,331   $       (169)   $     88,680
                                       ============   ============   ============   ============    ============

---------------------
(1)   Elimination of inter-company balance sheet and income statement items.

(2) Includes 99% of earnings from the mortgage operations as equity in net earnings of IFC for the first six months of 2003.

      The following table presents business segment information for the periods indicated (in thousands):

                                                    Long-Term       Warehouse
                                                    Investment       Lending         Inter-
                                                    Operations      Operations      Company       Consolidated
                                                   ------------    ------------   ------------    ------------
Balance Sheet Items as of September 30, 2002:
------------------------------------------------
CMO collateral and mortgages held-for-investment   $  4,280,203    $         --   $         --    $  4,280,203
Finance receivables ............................             --         916,439             --         916,439
Total assets ...................................      4,636,313       1,258,645       (498,701)      5,396,257
Total stockholders' equity .....................   $    423,361    $     85,320   $   (234,153)   $    274,528

Income Statement Items for the Three Months
Ended September 30, 2002:
------------------------------------------------
Net interest income ............................   $     17,556    $      5,553   $         --    $     23,109
Provision for loan losses ......................          5,016             345             --           5,361
Non-interest income (3) ........................           (174)          1,396          2,755           3,977
Non-interest expense ...........................          1,300             991             --           2,291
                                                   ------------    ------------   ------------    ------------
Net earnings ...................................   $     11,066    $      5,613   $      2,755    $     19,434
                                                   ============    ============   ============    ============

Income Statement Items for the Nine Months
Ended September 30, 2002:
------------------------------------------------
Net interest income ............................   $     43,618    $     12,691   $         --    $     56,309
Provision for loan losses ......................         12,418             884             --          13,302
Non-interest income (3) ........................           (132)          3,351         12,816          16,035
Non-interest expense ...........................          3,633           2,601             --           6,234
                                                   ------------    ------------   ------------    ------------
Net earnings ...................................   $     27,435    $     12,557   $     12,816    $     52,808
                                                   ============    ============   ============    ============

------------
(3) Includes 99% of earnings from the mortgage operations as equity in net earnings of IFC.

Note 6--Allowance for Loan Losses

      A provision is recorded for losses on mortgages held-for-investment, mortgages held as CMO collateral and finance receivables at an amount that management believes is sufficient to provide adequate protection against estimated inherent losses for the subsequent twelve-month period in accordance with GAAP. The Company provides for loan losses by maintaining a ratio of allowance for loan losses to mortgages held as CMO collateral, finance receivables and mortgages held-for-investment within a range of 40 basis points to 45 basis points. As of September 30, 2003, the ratio of allowance for loan losses to mortgages provided for was 47 basis points as allowance for loan losses increased to $39.1 million.

      The allowance for loan losses is reduced by losses incurred for mortgages deemed to be uncollectible, delinquent mortgages sold at a loss and the write-down of mortgages to the fair market value of real estate acquired through foreclosure proceedings. Subsequent recoveries on mortgages previously charged off are credited back to the allowance. The provision for estimated loan losses is primarily based on historical loss statistics, including cumulative loss percentages and loss severity, of similar mortgages. The provision for loan losses is also determined based on the following:

      o management's judgment of the net loss potential of mortgages based on prior loan loss experience;

      o     changes in the nature and volume of the mortgage portfolio;

      o     value of the underlying collateral;

      o     delinquency trends; and

      o current economic conditions that may affect the borrowers' ability to pay.

      The following table presents activity for allowance for loan losses for the periods shown (in thousands):

                                    For the Three Months       For the Nine Months
                                    Ended September 30,        Ended September 30,
                                   ----------------------    ----------------------
                                      2003         2002         2003         2002
                                   ---------    ---------    ---------    ---------
Beginning balance ..............   $  33,384    $  16,934    $  26,602    $  11,692
Provision for loan losses ......       7,820        5,361       21,363       13,302
Charge-offs, net of recoveries .      (2,082)        (731)      (8,843)      (3,430)
                                   ---------    ---------    ---------    ---------
   Ending balance ..............   $  39,122    $  21,564    $  39,122    $  21,564
                                   =========    =========    =========    =========


                                                                                                          As of September 30,
                                                                                                         --------------------
                                                                                                           2003        2002
                                                                                                         --------    --------
Allowance for loan losses as a percentage of mortgages held as CMO collateral, finance receivables and
   mortgages held for investment .....................................................................      0.47%    0.45%(1)

(1) Recalculation of prior period percentage to reflect exclusion of affiliated finance receivables upon consolidation of IFC.

Note 7--Derivative Instruments and Hedging Activities

      The Company follows a hedging program intended to limit its exposure to changes in interest rates primarily associated with cash flows on CMO borrowings and also enters into forward commitments and derivative instruments to mitigate changes in the value of its "locked pipeline" of fixed rate mortgages. The locked pipeline are mortgages that have not yet been acquired, however, the mortgage operations has committed to acquire the mortgages in the future at pre-determined rates through rate-lock commitments. The Company seeks to hedge exposure to the variability in future cash flows attributable to the variability of one-month London Interbank Offered Rate (LIBOR), which is the underlying index of adjustable rate CMO borrowings. The Company also monitors on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. The Company's hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on CMO borrowings resulting from the following:

      o interest rate adjustment limitations on CMO collateral due to periodic and lifetime interest rate cap features;

      o     basis risk; and

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

      Basis risk results as the basis, or interest rate index, of mortgages and borrowings are tied to different interest indices. For instance, six-month LIBOR ARMs are indexed to six-month LIBOR while CMO and reverse repurchase borrowings are indexed to one-month LIBOR. Therefore, the Company receives interest income based on six-month LIBOR plus a spread but pays interest expense based on one-month LIBOR plus a spread. These indices typically move in unison but may vary in unequal amounts.

      Cash flows are subject to risk from the mismatched nature of interest rate adjustment periods on mortgages and interest rates on the related borrowings. Six-month LIBOR mortgages can adjust upwards or downwards every six months, subject to periodic cap limitations, while adjustable rate CMO borrowings adjust every month. Additionally, the Company has hybrid ARMs, which have an initial fixed interest rate period generally ranging from two to three years, and to a lesser extent five years, which subsequently convert to six-month LIBOR ARMs. Again, during a rapidly increasing or decreasing interest rate environment, financing costs would increase or decrease more rapidly than would interest rates on mortgages, which would remain fixed until their next interest rate adjustment date.

      To mitigate exposure to the effect of changing interest rates on cash flows on CMO borrowings, the Company purchases or sells financial instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors), collectively referred to as (derivatives). A swap is generally a contractual agreement that obligates one party to receive or make cash payments based on an adjustable rate index and the other party to receive or make cash payments based on a fixed rate. Swaps have the effect of fixing borrowing costs on a similar amount of mortgages and, as a result, can reduce the interest rate variability of borrowings. A purchase or sale of a cap or floor is a contractual agreement for which the Company may pay or receive a fee. If prevailing interest rates reach levels specified in the cap or floor agreement, the Company may either receive or pay cash. The Company's objective is to lock in a reliable stream of cash flows when interest rates fall below or rise above certain levels. For instance, when interest rates rise, borrowing costs may increase at greater speeds than the underlying collateral supporting the borrowings. Derivatives hedge the variability of forecasted cash flows attributable to CMO borrowings and protect net interest income by providing cash flows at certain triggers during changing interest rate environments. Counter-parties on derivatives that are deposited into a CMO trust must have AAA credit ratings while counter-parties on derivatives that are not deposited into a CMO trust generally have an A or above credit rating as determined by various credit rating agencies.

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, collectively, (SFAS
133), established accounting and reporting standards for derivatives, including a number of derivatives embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction. On January 1, 2001, IMH adopted SFAS 133 and the fair value of derivatives were reflected in financial condition and results of operations. On August 10, 2001, the Derivatives Implementation Group (DIG) of the FASB published DIG G20, which further interpreted SFAS 133. On October 1, 2001, IMH adopted the provisions of DIG G20 and net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20.

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

      The mortgage operations records the fair market value of its locked pipeline of fixed rate mortgages as it qualifies as a derivative under the provisions of SFAS 133, however, it does not qualify for hedging treatment. Therefore, the locked pipeline and the related fair market value of derivatives is marked to market each reporting period along with a corresponding entry to non-interest expense. The mortgage operations also enter into forward commitments and derivatives to lock in the forecasted sale profitability of fixed rate mortgages held-for-sale. The mortgage operations generally sells mortgage back securities, call or buys put options on U.S. Treasury bonds and mortgage-backed securities and swaps to hedge against adverse movements of interest rates affecting the value of mortgages held-for-sale. The risk in writing a call option is that the mortgage operations give up the opportunity for profit if the market price of the mortgage increases and the option is exercised. The mortgage operations has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium paid for the put option. These hedges are treated as cash flow hedges under the provisions of SFAS 133 to hedge forecasted transactions with the entire change in market value of the hedges recorded through accumulated other comprehensive income.

      The following tables present certain information related to derivatives and the related component in the financial statements as of September 30, 2003 (in thousands):

                                                                                                          Related        Related
                                              Fair                         Related       Unamortized     Amount in        Amount
                                            Value of                      Amount in       Derivative     Derivative       in CMO
                                          Derivatives        Index           OCI           Premiums     Asset Account   Collateral
                                          ------------    ------------   ------------    ------------   ------------   ------------
Derivatives not associated with CMOs ..   $    (10,906)   1 mo. LIBOR    $     (9,309)   $     (1,318)  $    (10,906)  $         --

Cash in margin account ................         28,825        N/A                  --              --         28,825             --

Derivatives associated with CMOs.......        (15,792)   1 mo. LIBOR         (18,875)          3,083             --        (15,792)

Fannie Mae forward
  commitments hedging
  mortgages held-for-sale .............         (1,707)       N/A                (990)             --             --             --

Fannie Mae forward commitments hedging
  pipeline ............................         (3,862)       N/A                  --              --             --             --

Value of locked pipeline ..............          8,862        N/A                  --              --             --             --
                                          ------------    ------------   ------------    ------------   ------------   ------------

   Totals .............................   $      5,420                   $    (29,174)   $      1,765   $     17,919   $    (15,792)
                                          ============                   ============    ============   ============   ============


                                                                                    Related          Related
                                                                   Amount in       Amount in        Amount in
                                                   Amount in        Deferred         Loans        Other Assets/
                                                    Earnings         Taxes       Held for Sale     Liabilities
                                                  ------------    ------------   -------------    -------------
Fannie Mae forward commitments hedging
  mortgages held-for-sale .....................             --             717          (1,707)              --

Fannie Mae forward commitments hedging pipeline         (3,644)             --              --           (3,862)

Value of locked pipeline ......................          3,488              --              --            8,862
                                                  ------------    ------------   -------------    -------------

   Totals .....................................   $       (156)   $        717   $      (1,707)   $       5,000
                                                  ============    ============   =============    =============

      The following table presents certain information related to derivatives and the related component in the financial statements as of December 31, 2002 (in thousands):

                                                                                                          Related        Related
                                              Fair                         Related       Unamortized     Amount in        Amount
                                            Value of                      Amount in       Derivative     Derivative       in CMO
                                          Derivatives        Index           OCI           Premiums     Asset Account   Collateral
                                          ------------    ------------   ------------    ------------   ------------   ------------
Derivatives not associated with CMOs...   $    (15,515)   1 mo. LIBOR    $     (9,693)   $     (5,822)  $    (15,515)  $         --

Cash in margin account ................         30,446        N/A                  --              --         30,446             --

Derivatives associated with CMOs ......        (30,332)   1 mo. LIBOR         (39,464)          9,132             --        (30,332)

99% of OCI activity at IFC ............             --     Fannie Mae          (1,035)             --             --             --
                                          ------------    ------------   ------------    ------------   ------------   ------------

   Totals .............................   $    (15,401)                  $    (50,192)   $      3,310   $     14,931   $    (30,332)
                                          ============                   ============    ============   ============   ============

Note 8--Income Taxes

      The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of IMH's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax and the remaining balance may extend until timely filing of its tax return in its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. If in any tax year the Company should not qualify as a REIT, it would be taxed as a corporation and distributions to the stockholders would not be deductible in computing taxable income. If the Company were to fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years. The Company has federal and state net operating loss tax carry-forwards of $18.7 million, which expire in the year 2020, that are available to offset 2003 and future taxable income.

      Deferred tax assets and liabilities of the mortgage operations are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 9--Gain on Sale of Loans

      The Company recognizes gains or losses on the sale of mortgages when the sales transaction settles or upon the securitization of mortgages when the risks of ownership have passed to the purchasing party. Gains and losses may be increased or decreased by the amount of any servicing released premiums received and costs associated with the acquisition or origination of mortgages. Gains on the sale of loans or securities by the mortgage operations to the long-term investment operations are eliminated in consolidation. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than a beneficial interest in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. To determine the value of the securities, the Company estimates future rates of prepayments, prepayment penalties to be received, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

Note 10--Acquisitions

      On July 1, 2003, IMH purchased from Joseph R. Tomkinson, IMH's Chairman, Chief Executive Officer and a director, William S. Ashmore, IMH's Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, IMH's Executive Vice President and Chief Financial Officer, all of the outstanding shares of common stock of IFC for aggregate consideration of $750,000 which resulted in goodwill of approximately $486,000. The fairness opinion related to the purchase of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by the board of directors. The common stock of IFC represents 1% of the economic interest in IFC. IMH currently owns all of the outstanding common and preferred stock of IFC, which represents 100% of the interest in IFC. Each of Messer's. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. As a result of acquiring 100% of IFC's common stock, as of July 1, 2003 IMH consolidates IFC. The Company will not reclassify prior periods' financial statements to conform to the current presentation.

Note 11--Recent Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation," (SFAS 123). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain portions of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. The Company has adopted the disclosure requirement of SFAS 148 and will continue to account for stock options using the intrinsic value method.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. For non-public enterprises, such as IFC, with a variable interest in a variable interest entity created before February 1, 2003 FIN 46 is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003. On July 1, 2003, IMH purchased all of the outstanding shares of voting common stock of IFC. As a result of acquiring 100% of IFC's common stock, as of July 1, 2003 IMH consolidates IFC. The Company will not reclassify prior periods' financial statements to conform to the current presentation.

      SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149), clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In general, SFAS 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. It is anticipated that the financial impact of SFAS 149 will not have a material effect on the Company.

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

Note 12--Subsequent Events

      Recently, there have been a large number of fires in certain areas of California. Although, we have a large percentage of loans secured by properties in California, we do not anticipate the fires to have a material impact on our results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "plan," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements, including, among other things, failure to achieve projected earning levels, the timely and successful implementation of strategic initiatives, the ability to generate sufficient liquidity, the ability to access the capital markets, interest rate fluctuations on our assets that differ from those on our liabilities, changes in prepayment rates on our mortgage assets, changes in assumptions regarding estimated loan losses or interest rates, the availability of financing and, if available, the terms of any financing, changes in estimations of acquisition and origination and resale pricing of mortgages, changes in markets which we serve, changes in general market and economic conditions and other factors described in this quarterly report. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements see "Risk Factors" in this quarterly report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Financial Highlights for the Third Quarter of 2003

      o Earnings per diluted share increased to $0.63 compared to $0.58 for the second quarter of 2003 and $0.47 for the third quarter of 2002;

      o Estimated taxable income per diluted share was $0.61 compared to $0.56 for the second quarter of 2003 and $0.61 for the third quarter of 2002 (refer to reconciliation of net earnings to estimated taxable income below);

      o Cash dividends declared per share were $0.50 for the second and third quarters of 2003 compared to $0.45 for the third quarter of 2002 and we expect to declare and pay at least a $0.50 cash dividend during the fourth quarter of 2003;

      o Total assets increased to $9.0 billion as of September 30, 2003 compared to $6.6 billion as of December 31, 2002 and $5.4 billion as of September 30, 2002;

      o Book value per share increased 21% to $8.11 as of September 30, 2003 compared to $6.70 as of December 31, 2002 and $6.40 as of September 30, 2002;

      o Total market capitalization increased to $859.2 million as of September 30, 2003 compared to $521.2 million as of December 31, 2002 and $478.4 million as of September 30, 2002;

      o Dividend yield as of September 30, 2003 was 12.35%, based on an annualized third quarter cash dividend of $0.50 per share and closing stock price of $16.19 per share as of September 30, 2003;

      o Return on average assets and equity was 1.56% and 34.82% compared to 1.52% and 34.48% for the second quarter of 2003 and 1.64% and 29.27% for the third quarter of 2002;

      o The mortgage operations, acquired and originated $2.7 billion of primarily non-conforming Alt-A mortgages, or "Alt-A mortgages," compared to $1.9 billion for the second quarter of 2003 and $1.7 billion for the third quarter of 2002;

      o The long-term investment operations retained $1.4 billion of primarily Alt-A mortgages compared to $806.6 million for the second quarter of 2003 and $1.1 billion for the third quarter of 2002;

      o Novelle Financial Services, Inc., an originator of sub-prime, or "B/C mortgages," and an operating unit of the mortgage operations, originated $138.7 million of B/C mortgages compared to $105.7 million for the second quarter of 2003 and $126.0 million for the third quarter of 2002;

      o Impac Multifamily Capital Corporation originated $90.0 million of small balance, multi-family mortgages, or "multi-family mortgages," compared to $74.1 million for the second quarter of 2003 and $42.1 million for the first quarter of 2003; and

      o Average short-term warehouse advances made by the warehouse lending operations to non-affiliated customers increased to $666.8 million compared to $551.8 million for the second quarter of 2003 and $347.7 million for the third quarter of 2002.

General and Business Operations

      Unless the context otherwise requires, the terms "we," "us," and "our" refer to Impac Mortgage Holdings, Inc., or "IMH," a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp., or "IMH Assets," Impac Warehouse Lending Group, Inc., or "IWLG," Impac Multifamily Capital Corporation, or "IMCC," and Impac Funding Corporation, or "IFC." IFC became a wholly-owned subsidiary of IMH in July 2003. References to IMH are made to differentiate IMH, the publicly traded company, as a separate entity from IMH Assets, IWLG, IMCC and IFC.

      We are a mortgage real estate investment trust, or "REIT." Together with our subsidiaries we are primarily a nationwide acquirer and originator of Alt-A mortgages and, to a lesser extent, an originator of multi-family mortgages and B/C mortgages.

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

      o documentation and/or verification required for approval of the mortgagor; and

      o     applicable debt-to-income ratios.

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

      B/C mortgages that we originate are residential mortgages made to borrowers with lower credit ratings than borrowers of higher credit quality mortgages and are normally subject to higher rates of loss and delinquency than Alt-A mortgages. As a result, B/C mortgages normally bear a higher rate of interest and are typically subject to higher fees, including greater prepayment fees and late payment penalties, than Alt-A mortgages. In general, greater emphasis is placed upon the value of the mortgaged property and, consequently, the quality of appraisals and less upon the credit history of the borrower in underwriting B/C mortgages.

      We also provide warehouse and repurchase financing to originators of mortgages. Our goal is to generate consistent reliable income for distribution to our stockholders primarily from earnings generated by our mortgage assets. We operate the following core businesses:

      o     long-term investment operations;

      o     mortgage operations; and

      o     warehouse lending operations.

      The long-term investment operations invest in adjustable and fixed rate Alt-A mortgages originated by our mortgage operations and, to a lesser extent, multi-family mortgages originated by IMCC. This business primarily generates net interest income from mortgages held for long-term investment. Our investment in mortgages is financed with collateralized mortgage obligations, or "CMO," financing, short-term borrowings under reverse repurchase agreements, proceeds from the sale of capital stock and cash.

      The mortgage operations acquire, originate, sell and securitize adjustable and fixed rate Alt-A mortgages and, to a lesser extent, B/C mortgages. Our mortgage operations generate income by securitizing and selling loans to permanent investors, including our long-term investment operations, and, to a lesser extent, revenue from net interest income earned on mortgages held-for-sale, fees associated with mortgage servicing rights and master servicing agreements. Our mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

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

Consolidation of IFC

      On July 1, 2003, we entered into a Stock Purchase Agreement with Joseph R. Tomkinson, our Chairman, Chief Executive Officer and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, our Executive Vice President and Chief Financial Officer, is trustee, whereby we purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750,000. The fairness opinion related to the purchase price of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by our board of directors. The common stock of IFC represents 1% of the economic interest in IFC. We currently own all of the outstanding non-voting preferred stock of IFC, which represents 99% of the economic interest in IFC. Each of Messer's. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. As a result of acquiring 100% of IFC's common stock, as of July 1, 2003 IMH consolidates IFC. The Company will not reclassify prior periods' financial statements to conform to the current presentation.

Available Information

      Our Internet website address is www.impaccompanies.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual stockholders' meetings, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or "SEC." You can learn more about us by reviewing our SEC filings on our website by clicking on "Investor Relations" located on our home page. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including IMH.

Critical Accounting Policies

      We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations including the following:

      o     allowance for loan losses; and

      o     derivative instruments.

      Allowance for loan losses. We provide an allowance for loan losses for mortgages held as CMO collateral, finance receivables and mortgages held-for-investment. In evaluating the adequacy of the allowance for loan losses management takes several items into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. In accordance with Statement of Financial Accounting Standards No. 5, management believes that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. In addition, management acknowledges that there are mortgages in the mortgage portfolio that were acquired and not underwritten to our specific underwriting guidelines.

      Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring potential impairment in the mortgage portfolio. These items include, but are not limited to, economic indicators that may affect the borrower's ability to pay, changes in value of collateral, political factors and industry statistics. For additional information regarding provision for loan losses refer to "Results of Operations" below.

      Derivative instruments. The mortgage operations enter into forward commitments and derivative transactions to mitigate changes in the value of its "locked pipeline" of fixed rate mortgages. The locked pipeline are mortgages that have not yet been acquired, however, the mortgage operations has committed to acquire the mortgages in the future at pre-determined rates through rate-lock commitments. The mortgage operations records the fair market value of its locked pipeline as it qualifies as a derivative instrument under the provisions of SFAS 133, however, it does not qualify for hedging treatment. Therefore, the locked pipeline and the related fair market value of derivative instruments are marked to market each reporting period along with a corresponding entry to non-interest expense.

Results of Operations and Financial Condition

Results of Operations - For the Three Months Ended September 30, 2003 as compared to the Three Months Ended September 30, 2002

      Net earnings increased 72% to $33.4 million, or $0.63 per diluted share, for the third quarter of 2003 compared to $19.4 million, or $0.47 per diluted share, for the third quarter of 2002. The third quarter-over-quarter increase in net earnings of $14.0 million was primarily due to the following:

      o     $8.1 million increase in net interest income; and

      o     $8.7 million increase in net earnings of the mortgage operations;

      o which were partially offset by a $2.5 million increase in provision for loan losses.

Taxable Income

      Estimated taxable income was $32.5 million, or $0.61 per diluted share, for the third quarter of 2003 compared to $25.5 million, or $0.61 per diluted share, for the third quarter of 2002. When we file our annual tax returns there are certain adjustments that we make to net earnings and taxable income due to differences in the nature and extent that revenues and expenses are recognized under the two methods. For instance, to calculate taxable income we can only deduct loan loss provisions to the extent that we incurred actual loan losses as compared to net earnings, which require a deduction of loan loss provisions to derive net earnings. To maintain REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We believe that the disclosure of estimated taxable income, which is a non-GAAP financial measurement, is useful information for our investors.

      The following table presents a reconciliation of net earnings to estimated taxable income for the periods indicated (in thousands, except per share amounts):

                                                                                       For the Three Months
                                                                                        Ended September 30,
                                                                                     ------------------------
                                                                                        2003           2002
                                                                                     ---------      ---------
Net earnings ...................................................................     $  33,417      $  19,434
Adjustments to net earnings:
   Provision for loan losses ...................................................         7,820          5,361
   Dividend from the mortgage operations .......................................        11,000          4,208
   Tax deduction for actual loan losses ........................................        (2,082)          (731)
   Tax loss on sale of investment securities available-for-sale ................        (1,180)            --
   Recovery of previously charged-off investment securities available-for-sale .        (4,999)            --
   Net earnings of the mortgage operations .....................................       (11,464)            --
   Equity in net earnings of IFC ...............................................            --         (2,755)
                                                                                     ---------      ---------
Estimated taxable income (1) ...................................................     $  32,512      $  25,517
                                                                                     =========      =========
Estimated taxable income per diluted share (1) .................................     $    0.61      $    0.61
                                                                                     =========      =========

---------
(1) Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating tax loss carry-forwards, if any.

      The following table presents dividends declared and paid in 2003 that will be applied to taxable income for 2003:

                                                                    Per Share
                                                     Stockholder     Dividend
Period Covered                                       Record Date      Amount
------------------------------------------------   ---------------  ----------
Quarter ended December 31, 2002 ................   January 2, 2003   $   0.48
Quarter ended March 31, 2003 ...................    April 4, 2003    $   0.50
Quarter ended June 30, 2003 ....................    July 3, 2003     $   0.50
Quarter ended September 30, 2003 ...............   October 3, 2003   $   0.50

      In addition, we expect to declare and pay at least a dividend distribution of $0.50 per share during the fourth quarter of 2003 which combined with the dividends previously declared and paid during 2003 should be sufficient to meet REIT taxable income distribution requirements for the year. Upon filing our 2002 tax return, we had federal and state net operating loss tax carry-forwards of $18.7 million, which may or may not offset taxable income in 2003 or in subsequent years.

      The increase in third quarter-over-quarter net earnings was driven by record mortgage acquisitions and originations. During the third quarter of 2003, the mortgage operations acquired and originated $2.7 billion of mortgages compared to $1.7 billion during the third quarter of 2002. An additional $90.0 million of multi-family mortgages were originated by IMCC during the third quarter of 2003. Mortgages acquired through correspondents as bulk acquisitions, which are generally not underwritten through our proprietary automated underwriting system, were $932.2 million, or 34% of total mortgage acquisitions and originations, during the third quarter of 2003 compared to $237.3 million, or 14% of total mortgage acquisitions and originations, during the third quarter of 2002.

      The following table summarizes the principal balance of mortgage acquisitions and originations by the mortgage operations by loan characteristic for the periods indicated (in thousands):

                                                                For the Three Months Ended September 30,
                                                                ----------------------------------------
                                                                      2003                    2002
                                                                ----------------        ----------------
                                                                Principal               Principal
                                                                 Balance      %          Balance       %
                                                                ----------   ---        ----------   ---
By Loan Type:
   Fixed rate first trust deed ..............................   $1,244,444    45        $  552,751    33
   Fixed rate second trust deed .............................       45,417     2            24,032     1
   Adjustable rate:
     Six-month London Interbank Offered Rate ("LIBOR") ARMs .      452,924    17           724,101    43
     Six-month LIBOR hybrids (1) ............................      993,623    36           379,102    23
                                                                ----------   ---        ----------   ---
        Total adjustable rate ...............................    1,446,547    53         1,103,203    66
                                                                ----------   ---        ----------   ---
        Total Mortgage Acquisitions and Originations ........   $2,736,408   100        $1,679,986   100
                                                                ==========   ===        ==========   ===
By Production Channel:
   Correspondent acquisitions:
     Flow ...................................................   $1,270,677    46        $1,021,222    61
     Bulk ...................................................      932,187    35           237,263    14
                                                                ----------   ---        ----------   ---
        Total correspondent acquisitions ....................    2,202,864    81         1,258,485    75
                                                                ----------   ---        ----------   ---
     Wholesale and retail originations ......................      394,884    14           295,518    18
     Novelle Financial Services, Inc. .......................      138,660     5           125,983     7
                                                                ----------   ---        ----------   ---
        Total Mortgage Acquisitions and Originations ........   $2,736,408   100        $1,679,986   100
                                                                ==========   ===        ==========   ===
By Credit Quality:
   Alt-A mortgages ..........................................   $2,589,974    95        $1,545,239    92
   B/C mortgages (2) ........................................      146,434     5           134,747     8
                                                                ----------   ---        ----------   ---
        Total Mortgage Acquisitions and Originations ........   $2,736,408   100        $1,679,986   100
                                                                ==========   ===        ==========   ===
By Purpose:
   Purchase .................................................   $1,260,247    46        $  985,755    59
   Refinance ................................................    1,476,161    54           694,231    41
                                                                ----------   ---        ----------   ---
        Total Mortgage Acquisitions and Originations ........   $2,736,408   100        $1,679,986   100
                                                                ==========   ===        ==========   ===
By Prepayment Penalty:
   With prepayment penalty ..................................   $1,867,746    68        $1,372,735    82
   Without prepayment penalty ...............................      868,662    32           307,251    18
                                                                ----------   ---        ----------   ---
        Total Mortgage Acquisitions and Originations ........   $2,736,408   100        $1,679,986   100
                                                                ==========   ===        ==========   ===

------------
(1) Mortgages are fixed rate for initial two to ten year periods and subsequently adjust to the indicated index plus a margin.

(2) The third quarter of 2003 and 2002 includes $138.7 million and $126.0 million, respectively, of B/C mortgages originated by Novelle Financial Services, Inc., that are subsequently held-for-sale or sold to third party investors for cash gains.

      As a result of record mortgage acquisitions and originations, we retained $1.4 billion of mortgages during the third quarter of 2003 compared to $1.1 billion during the third quarter of 2002. The increase in mortgage acquisitions by the long-term investment operations and the growth of our warehouse lending operations resulted in significant growth of our mortgage portfolio. The mortgage portfolio grew 69% to $8.8 billion as of September 30, 2003 compared to $5.2 billion as of September 30, 2002, which in turn generated higher levels of net interest income.

      The following table summarizes the principal balance of mortgages acquired from the mortgage operations and originated by the long-term investment operations by loan characteristic for the periods indicated (in thousands):

                                           For the Three Months Ended
                                                 September 30,
                                      -----------------------------------
                                            2003               2002
                                      ----------------   ----------------
                                      Principal          Principal
                                       Balance      %     Balance       %
                                       -------      -     -------       -
Volume by Type:
   Adjustable rate ................   $1,326,364    92   $  892,092    82
   Fixed rate .....................      108,679     8      200,004    18
                                      ----------         ----------
      Total Mortgage Acquisitions .   $1,435,043   100   $1,092,096   100
                                      ==========         ==========
Volume by Product:
   Six-month LIBOR ARMs ...........   $  357,636    25   $  619,225    57
   Six-month LIBOR hybrids (1) ....      968,728    67      272,867    25
   Fixed rate first trust deeds ...      108,679     8      200,004    18
   Fixed rate second trust deeds ..           --     0           --     0
                                      ----------         ----------
      Total Mortgage Acquisitions .   $1,435,043   100   $1,092,096   100
                                      ==========         ==========
Volume by Credit Quality:
   Alt-A mortgages ................   $1,339,512    94   $1,086,719   100
   Multi-family mortgages .........       90,022     6           --     0
   B/C mortgages ..................        5,509     0        5,377     0
                                      ----------         ----------
      Total Mortgage Acquisitions .   $1,435,043   100   $1,092,096   100
                                      ==========         ==========
Volume by Purpose:
   Purchase .......................   $  839,870    59   $  681,739    62
   Refinance ......................      595,173    41      410,357    38
                                      ----------         ----------
      Total Mortgage Acquisitions .   $1,435,043   100   $1,092,096   100
                                      ==========         ==========
Volume by Prepayment Penalty:
   With prepayment penalty ........   $1,087,377    76   $  913,959    84
   Without prepayment penalty .....      347,666    24      178,137    16
                                      ----------         ----------
      Total Mortgage Acquisitions .   $1,435,043   100   $1,092,096   100
                                      ==========         ==========

------------
(1) Mortgages are fixed rate for initial two to ten year periods and subsequently adjust to the indicated index plus a margin.

      Net interest income increased by $8.1 million to $31.2 million for the third quarter of 2003 compared to $23.1 million for the third quarter of 2002. The third quarter-over-quarter increase in net interest income was primarily due to a $3.8 billion increase in average Mortgage Assets, which increased to $8.4 billion for the third quarter of 2003 compared to $4.6 billion for the third quarter of 2002 as the long-term investment operations retained $4.8 billion of primarily Alt-A mortgages from the mortgage operations and $207.4 million of multi-family mortgages since the end of the third quarter of 2002. We retain mortgages acquired and originated by the mortgage operations and multi-family mortgages originated by IMCC that fit within our criteria, which are generally ARMs and fixed rate mortgages ("FRMs") with good credit profiles, insurance enhancements, when we require, and prepayment penalty features. Growth of the warehouse lending operations also contributed to an increase in net interest income for the third quarter of 2003 as average finance receivables to non-affiliated customers increased 92% to $666.8 million compared to $347.7 million for the third quarter of 2002.

      We earn interest income primarily on Mortgage Assets, which includes CMO collateral, mortgages held-for-investment, mortgages held-for-sale, finance receivables and investment securities available-for-sale, and, to a lesser extent, interest income earned on cash and cash equivalents and due from affiliates. Interest expense is primarily interest paid on borrowings on Mortgage Assets, which include CMO borrowings, reverse repurchase agreements and borrowings on investment securities available-for-sale, and, to a lesser extent, interest expense paid on due to affiliates. We also receive or make cash payments on derivative instruments as an adjustment to the yield on Mortgage Assets or borrowings on Mortgage Assets depending on whether certain specified contractual interest rate levels are reached.

      The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the third quarters of 2003 and 2002 and include interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (in thousands):

                                                        For the Three Months                For the Three Months
                                                      Ended September 30, 2003             Ended September 30, 2002
                                                  ---------------------------------    -------------------------------
                                                   Average                              Average
                                                   Balance      Interest     Yield      Balance     Interest    Yield
                                                  ----------    --------    -------    ----------   --------   -------
               MORTGAGE ASSETS
Investment securities available-for-sale (1) ..   $   18,148    $  2,804      61.80%   $   28,442   $    362      5.09%
CMO collateral (2) ............................    6,682,380      60,976       3.65     3,725,003     48,286      5.19
Mortgages held-for-sale (3) ...................      648,698      10,621       6.55            --         --        --
Mortgages held-for-investment (4) .............      348,028       3,591       4.13       131,267      1,665      5.07
Finance receivables:
   Affiliated (5) .............................           --          --         --       377,922      4,358      4.61
   Non-affiliated .............................      666,771       8,333       5.00       347,691      5,065      5.83
                                                  ----------    --------               ----------   --------
    Total finance receivables .................      666,771       8,333       5.00       725,613      9,423      5.19
                                                  ----------    --------               ----------   --------
      Total Mortgage Assets ...................   $8,364,025    $ 86,325       4.13%   $4,610,325   $ 59,736      5.18%
                                                  ==========    ========               ==========   ========

                   BORROWINGS
CMO borrowings ................................   $6,544,740    $ 45,567       2.78%   $3,635,351   $ 31,091      3.42%
Reverse repurchase agreements .................    1,555,992       8,972       2.31       816,923      6,086      2.98
Borrowings secured by investment securities (6)          794         832      419.1         9,255        431     18.63
                                                  ----------    --------               ----------   --------
      Total borrowings on Mortgage Assets .....   $8,101,526    $ 55,371       2.73%   $4,461,529   $ 37,608      3.37%
                                                  ==========    ========               ==========   ========

Net interest spread (7) .......................                                1.40%                              1.81%

Net interest margin (8) .......................                                1.48%                              1.92%

---------------------
(1) Principal recovery on previously charged-off investment securities inflated the yield during the third quarter of 2003.

(2) Includes amortization of acquisition costs and net cash payments on derivative instruments allocated to specific CMOs.

(3) Mortgages held-for-sale were acquired via the acquisition of Impac Funding Corporation on July 1, 2003.

(4) Includes amortization of acquisition costs and net cash payments on derivative instruments not allocated to specific CMOs.

(5) Advances to subsidiaries and affiliates have been eliminated during the third quarter of 2003 due to the consolidation of the mortgage operations.

(6) Payments and excess cash flows received from the investment securities collateralizing this loan are used to pay down the outstanding borrowings. The payments are received from a collateral base that is in excess of the borrowings. Therefore, while the payment amounts should remain relatively stable, the average balance of the borrowings will continue to decrease. These borrowings were paid off during the third quarter of 2003. The yield reflects discount and securitization costs that were recorded as interest expense upon repayment of borrowings.

(7) Net interest spread is calculated by subtracting the weighted average yield on total borrowings on Mortgage Assets from the weighted average yield on total Mortgage Assets.

(8) Net interest margin is calculated by subtracting interest expense on total borrowings on Mortgage Assets from interest income on total Mortgage Assets and then dividing by the total average balance for Mortgage Assets.

      The increase in net interest income was offset, in part, by a decrease in net interest margins on Mortgage Assets, which declined 44 basis points to 1.48% for the third quarter of 2003 compared to 1.92% for the third quarter of 2002. Although net interest margins declined third quarter-over-quarter, net interest margins improved from 1.36% during the second quarter of 2003. The overall decrease in net interest margins during the third quarter of 2003 as compared to the third quarter of 2002 was primarily the result of a decline in net interest margins on CMO collateral, which declined 93 basis points to 0.92% for the third quarter of 2003 as compared to 1.85% for the third quarter of 2002. This decline was due to a number of factors as follows:

      o     interest rate resets on mortgages;

      o     higher composition of FRMs; and

      o     net cash payments on derivative instruments.

      Interest rate resets on mortgages. At the time mortgages were retained for long-term investment, six-month ARMs had initial coupons above the fully-indexed rate, which is the margin on the mortgage plus the index. Upon the mortgage interest rate reset date, interest rates on six-month LIBOR ARMs adjusted downward to the fully-indexed rate. The reset to lower coupons on these mortgages during low interest rate environments is consistent with our strategy to mitigate the borrower's propensity to refinance their mortgage, which we believe will extend the duration of the mortgages. Six-month LIBOR hybrids acquired for long-term investment during the first nine months of 2001 with initial fixed interest rate periods of two years subsequently converted to six-month LIBOR ARMs, which resulted in those mortgages resetting to lower adjustable interest rates during the first nine months of 2003. Additionally, the decline in interest rates during 2003 and 2002 resulted in record refinancing activity, which in turn resulted in increased mortgage prepayments. We reinvested the proceeds from mortgage prepayments in lower yielding Mortgage Assets. As a result of the combination of these factors, the interest rate spread differential between six-month LIBOR ARMs and adjustable rate CMO borrowings compressed. The weighted average coupon of mortgages held as CMO collateral was 5.71% as of September 30, 2003 compared to 6.88% as of September 30, 2002.

      Higher composition of FRMs. We generally earn smaller net interest margins on FRMs financed with fixed rate CMO borrowings than on ARMs financed with adjustable rate CMO borrowings. In order to compensate CMO bondholders for investing in fixed rate CMOs, which generally have longer lives than adjustable rate CMOs and are fixed over the life of the investment, we must pay a higher yield on the bonds in much the same way that long-term certificates of deposit generally have higher yields than short-term certificates of deposit. In other words, we are compensating fixed rate CMO bondholders for the risk that market interest rates may rise while interest rates on the CMO bonds will remain fixed. Therefore, overall net interest margins on CMO collateral declined during the third quarter of 2003 compared to the third quarter of 2002, in part, because we acquired and retained more FRMs for long-term investment. As of September 30, 2003 18% of mortgages held as CMO collateral were FRMs compared to 9% of FRMs held as CMO collateral as of September 30, 2002. However, we believe that FRMs generally have longer lives than ARMs, generate cash flows over a longer time horizon and produce a comparable return on average equity as on ARMs.

      Net cash payments on derivative instruments. The notional amount of derivative instruments rose as we acquired derivative instruments as interest rate hedges for CMO borrowings, which were used to finance the retention of $4.8 billion of mortgages by the long-term investment operations since the end of the third quarter of 2002. The increase in the notional amount of derivative instruments combined with the decline of short-term interest rates increased net cash payments made on derivative instruments. We acquire derivative instruments to offset possible increased CMO borrowing costs resulting from changing interest rates. As a result, net cash payments and amortization from derivative instruments was $14.1 million for the third quarter of 2003 compared to $6.3 million for the third quarter of 2002. The goal of our interest rate hedging policy is to provide stable net interest margins and cash flows to our investors in various interest rate environments. Our interest rate hedging strategy is designed to protect net interest margins and net earnings from changing interest rates, which, absent interest rate hedging instruments, would in all likelihood have an adverse effect on both. We believe that our interest rate hedging policy is sound and net interest margins will remain relatively stable even if interest rates change from current levels.

      In addition to the positive contribution of net interest income to consolidated net earnings, net earnings from the mortgage operations increased $8.7 million to $11.5 million during the third quarter of 2003 compared to $2.8 million during the third quarter of 2002. This increase was primarily due to an increase in gain on sale of loans, which was the result of an increase in loan sales volume combined with greater profitability per loan sold. The sale of Alt-A mortgages and multi-family mortgages to third party investors and the completion of CMOs during the third quarter of 2003 resulted in gain on sale of loans of $33.9 million compared to gain on sale of loans of $13.7 million for the third quarter of 2002. Of the $2.7 billion of mortgage acquisitions and originations during the third quarter of 2003, the mortgage operations sold $1.3 billion of mortgages to third party investors and $1.3 billion to the long-term investment. This compares to $371.8 million of mortgages sold to third party investors and $1.1 billion of mortgages sold to the long-term investment operations during the third quarter of 2002. The long-term investment operations also completed $1.6 billion of CMOs during the third quarter of 2003 as compared to $696.5 million of CMOs completed during the third quarter of 2002. Gain on sale of loans was 127 basis points on total loan sales volume of $2.7 billion for the third quarter of 2003 compared to 93 basis points on total loan sales volume of $1.5 billion for the third quarter of 2002.

      Gain on sale of loans includes the difference between the price we acquire and originate mortgages and the price we receive upon the sale or securitization of mortgages plus or minus direct mortgage origination revenue and costs, i.e. loan and underwriting fees, commissions, appraisal review fees, document expense, etc. Gain on sale of loans acquired and originated by the mortgage operations also includes a premium for the sale of mortgage servicing rights upon the sale or securitization of mortgages. All mortgages sold or securitized during the third quarter of 2003 were done so on a servicing released basis, which results in substantially all cash gains. In order to minimize risks associated with the accumulation of our mortgages, we seek to securitize or sell our mortgages more frequently by creating smaller transactions, thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of mortgages.

      The following table summarizes the principal balance of mortgages sold for the periods indicated (in thousands):

                                                        For the Three Months
                                                         Ended September 30,
                                                       -----------------------
                                                           2003         2002
                                                       ----------   ----------
Real estate mortgage investment conduits ("REMICs")    $  400,000   $       --
Whole loan sales to third party investors ..........      931,160      371,834
Loan sales to the long-term investment operations ..    1,345,021    1,092,096
                                                       ----------   ----------
   Total sales .....................................   $2,676,181   $1,463,930
                                                       ==========   ==========

      Non-interest expense increased to $18.6 million for the third quarter of 2003 compared to $2.3 million for the third quarter of 2002 as non-interest expense of the mortgage operations was consolidated during the third quarter of 2003. However, for comparative purposes, when including non-interest expense of the mortgage operations for the third quarter of 2002, consolidated non-interest expense was $12.8 million. The $5.8 million increase in non-interest expense includes the following:

      o $4.2 million increase in operating expense, which includes personnel expense, professional services and general and administrative expense; and

      o $3.1 million decrease in mark-to-market gain on derivative instruments;

      which were partially offset by the following:

      o $1.2 million decrease in loss on disposition of other real estate owned; and

      o     $738,000 decrease in provision for repurchases.

      Operating expense increased 33% to $17.1 million for the third quarter of 2003 compared to $12.9 million for the third quarter of 2002. This increase was primarily due to a 59% increase in mortgage acquisitions and originations by the mortgage operations to $2.7 billion for the third quarter of 2003 compared to $1.7 billion for the third quarter of 2002, which resulted in an increase in staff levels. However, operational efficiencies created by IDASL combined with the higher level of correspondent bulk acquisitions during the third quarter of 2003 resulted in lower per loan correspondent acquisition costs as compared to the third quarter of 2002. Bulk mortgage acquisitions generally require less staffing and corresponding personnel expense and other operating expense than mortgages acquired on a flow, or loan-by-loan basis.

      The following table summarizes the mortgage operations weighted average fully-loaded production cost to acquire or originate a single mortgage by production channel for the periods indicated (in basis points of mortgage acquisition or origination):

                                                                                   For the Three Months
                                                                                    Ended September 30,
                                                                                   ---------------------
     Production Channel                           Company/Division                    2003        2002
-----------------------------------------   -----------------------------------    ---------   ---------
Correspondent acquisitions                  Impac Funding Corporation                  42.96       77.53
Wholesale/retail originations               Impac Lending Group                        92.82       95.59
B/C originations                            Novelle Financial Services, Inc.          205.06      197.65
                                                                                   ---------   ---------
   Total Weighted Average Production Cost.......................................       58.37       78.77
                                                                                   =========   =========

      Fully-loaded cost to acquire or originate a single mortgage is based on mortgage production costs, including sales commissions which are a component of gain on sale of loans in the financial statements, and corporate administrative costs, including human resources, accounting, management information systems, corporate administration and marketing. Mortgage production costs exclude other non-production related expenses, including amortization and impairment of mortgage servicing rights, mark-to-market gain on derivative instruments and write-down of investment securities.

      The mark-to-market gain on derivative instruments was due to a fair market valuation of the mortgage pipeline and derivative instruments acquired to hedge interest rates on those mortgages until close and eventual sale or securitization. The $3.1 million decrease in mark-to-market gain on derivative instruments was due to a $239.9 million decrease in the mortgage operations' locked pipeline of fixed rate mortgages, which declined to $261.4 million as of September 30, 2003 compared to $501.3 million as of June 30, 2003.

      Gain on disposition of other real estate owned was $642,000 for the third quarter of 2003 compared to a loss on disposition of other real estate owned of $514,000 for the third quarter of 2002. When we acquire real estate through foreclosure proceedings we record a write-down on foreclosed property to a percentage of appraised value or a real estate broker's price opinion. Gain or loss on disposition of other real estate owned results when there is a difference between the initial write-down on foreclosed property and the ultimate proceeds received upon disposition of foreclosed property. During the third quarter of 2003 the initial write-downs on foreclosed property were in excess of the proceeds received on the sale of real estate owned, which resulted in a gain. The opposite occurred on real estate disposition during the third quarter of 2002. We monitor the relationship between the appraised value or broker's price opinion and the sales price of other real estate owned in the context of current market conditions, including changes in real estate values. The percentage write-down of newly acquired real estate to appraised value or broker's price opinion is adjusted accordingly based on the past sales performance of real estate dispositions.

      Provision for loan losses were $7.8 million for the third quarter of 2003 compared to $5.4 million for the third quarter of 2002. The provision for estimated loan losses are primarily based on historical loss statistics, including cumulative loss percentages and loss severity, of similar mortgages in our mortgage portfolio. The loss percentage is used to determine the estimated inherent losses in the mortgage portfolio. The provision for loan losses is also determined based on the following:

      o management's judgment of the net loss potential of mortgages based on prior loan loss experience;

      o     changes in the nature and volume of the mortgage portfolio;

      o     value of the collateral;

      o     delinquency trends; and

      o current economic conditions that may affect the borrowers' ability to pay.

Financial Condition

      The following table presents selected financial data for the periods indicated (in thousands, except per share data):

                                                                                         As of and for the Quarter Ended,
                                                                               --------------------------------------------------
                                                                               September 30,     December 31,       September 30,
                                                                                    2003             2002                2002
                                                                               -------------    -------------       -------------
Book value per share ........................................................  $        8.11    $        6.70       $        6.40
Return on average assets ....................................................           1.56%            1.49%               1.64%
Return on average equity ....................................................          34.82%           31.37%              29.27%
Assets to equity ratio ......................................................        20.98:1          21.59:1             19.66:1
Debt to equity ratio ........................................................        19.76:1          20.48:1             18.56:1
Allowance for loan losses as a percentage of mortgages held as CMO
   collateral, finance receivables and mortgages held for investment(1) .....           0.47%            0.45%               0.45%
Mortgages 90+ days delinquent and other real estate owned ...................  $     194,086    $     130,614       $     105,610
Mortgages 90+ days delinquent and other real estate owned as a
   percentage of total assets ...............................................           2.14%            1.99%               1.96%
Mortgages owned 60+ days delinquent .........................................  $     231,153    $     161,260       $     120,078
60+ day delinquency of mortgages owned ......................................           2.88%            3.22%               2.92%

------------
(1) Recalculation of prior period percentage to reflect exclusion of affiliated finance receivables upon consolidation of IFC.

      Total assets grew 36% to $9.0 billion as of September 30, 2003 compared to $6.6 billion as of December 31, 2002 as the long-term investment operations retained $3.6 billion of adjustable and fixed rate Alt-A mortgages and $206.2 million of multi-family mortgages during the first nine months of 2003. Due to the retention and subsequent securitization of $4.0 billion of CMOs during the first nine months of 2003, CMO collateral increased to $7.4 billion as of September 30, 2003 compared to $5.1 billion as of December 31, 2002.

      The warehouse lending operations also grew as average finance receivables to non-affiliated customers increased 92% to $666.8 million for the third quarter of 2003 compared to $347.7 million for the third quarter of 2002. As of September 30, 2003 the warehouse lending operations had approved warehouse lines available to non-affiliated customers of $956.0 million representing 64 clients compared to $665.0 million in approved warehouse lines to 61 clients as of December 31, 2002.

      Due to record mortgage acquisitions and originations for the third quarter of 2003, average mortgages held for sale increased 63% to $647.5 million for the third quarter of 2003 compared to $396.2 for the third quarter of 2002. The mortgage operations had a locked pipeline of fixed rate mortgages in process of $261.4 million as of September 30, 2003 compared to $501.3 million as of June 30, 2003. We anticipate the majority of the locked pipeline will close during the fourth quarter of 2003.

      During the third quarter of 2003, we exercised our right to call some of our investment securities that we subsequently sold for a $3.5 million gain. In addition, we used the proceeds from the sale of investment securities that secured higher yielding borrowings to repay those borrowings.

      The following table presents detail on Mortgage Assets for the periods indicated (in thousands):

                                                                   September 30,     December 31,
                                                                        2003             2002
                                                                   -------------    -------------
Investment securities available-for-sale--
   Subordinated securities collateralized by mortgages .........   $       9,641    $      17,710
   Net unrealized gain (1) .....................................           5,705            8,355
                                                                   -------------    -------------
      Carrying value of investment securities available-for-sale          15,346           26,065
Mortgages held-for-sale--
     Mortgages held-for-sale ...................................         567,725               --
     Unamortized net premiums on mortgages .....................           4,214               --
                                                                   -------------    -------------
        Carrying value of mortgages held-for-sale ..............         571,939               --
CMO collateral--
   CMO collateral, unpaid principal balance ....................       7,301,516        5,082,208
   Unamortized net premiums on mortgages .......................         110,129           75,987
   Securitization expenses .....................................          33,208           21,817
   Fair value of derivative instruments ........................         (15,792)         (30,332)
                                                                   -------------    -------------
      Carrying value of CMO collateral .........................       7,429,061        5,149,680
Finance receivables (2)--
   Due from affiliates (3) .....................................              --          476,227
   Due from non-affiliated customers ...........................         650,991          664,021
                                                                   -------------    -------------
      Carrying value of finance receivables ....................         650,991        1,140,248
Mortgages held-for-investment--
   Mortgages held-for-investment, unpaid principal balance .....         150,126           56,898
   Unamortized net premiums on mortgages .......................           1,757              566
   Deferred costs ..............................................             180               72
                                                                   -------------    -------------
      Carrying value of mortgages held-for-investment ..........         152,063           57,536
   Allowance for loan losses ...................................         (39,122)         (26,602)
                                                                   -------------    -------------
Carrying value of Mortgage Assets ..............................   $   8,780,278    $   6,346,927
                                                                   =============    =============

---------
(1) Unrealized gains on investment securities available-for-sale is a component of accumulated other comprehensive loss in stockholders' equity.

(2) Outstanding advances on warehouse lines that the warehouse lending operations make to affiliates and non-affiliated customers.

(3) Advances to affiliates were eliminated as the financial results of the mortgage operations consolidate as of July 1, 2003.

      We believe that in order for us to generate positive cash flows and earnings we must successfully manage the following primary operational and market risks:

      o     credit risk;

      o     prepayment risk;

      o     liquidity risk; and

      o     interest rate risk.

      Credit Risk. We manage credit risk by investing in high credit quality Alt-A mortgages that are acquired and originated by our mortgage operations and multi-family mortgages originated by IMCC, adequately providing for loan losses and actively managing delinquencies and defaults.

      We believe that by improving the overall credit quality of our mortgage portfolio, we can consistently generate stable future cash flow and earnings for our stockholders. During the third quarter of 2003, we retained adjustable and fixed rate Alt-A mortgages from the mortgage operations with an original weighted average credit score of 701 and an original weighted average LTV ratio of 77%. We primarily acquire non-conforming "A" or "A-" credit quality mortgages, collectively, Alt-A mortgages. As defined by us, A credit quality mortgages generally have a credit score of 640 or better and A- credit quality mortgages generally have a credit score of between 600 and 639 while B/C mortgages generally have credit scores of 599 and below. As a comparison, Fannie Mae and Freddie Mac generally purchase conforming mortgages with credit scores greater than 620. As of September 30, 2003, the original weighted average credit score of mortgages held as CMO collateral was 691 and the original weighted average LTV ratio was 79%.

      In addition to retaining mortgages from our mortgage operations, IMCC originated $206.2 million of multi-family mortgages IMCC during the first nine months of 2003. IMCC was formed to primarily originate adjustable rate multi-family mortgages with high credit quality, conservative debt service ratios and low LTV ratios with balances generally ranging from $250,000 to $2.0 million. Multi-family mortgages provide greater asset diversification on our balance sheet as multi-family mortgages typically have higher interest rate spreads and longer lives than residential mortgages. All multi-family mortgages originated during the first nine months of 2003 had interest rate floors with prepayment penalty periods ranging from three to five years.

      We believe that we adequately provide for loan losses by maintaining a ratio of allowance for loan losses to mortgages held as CMO collateral, finance receivables and mortgages held-for-investment within a range of 40 basis points to 45 basis points. As of September 30, 2003, the ratio of allowance for loan losses to mortgages provided for was 47 basis points as allowance for loan losses increased to $39.1 million. However, as mortgages held as CMO collateral season, there is generally a historical upward curve whereby some mortgages will move through the delinquency cycle with the expectation that some of the delinquent mortgages will eventually be acquired through foreclosure proceedings and sold at a gain or loss. Mortgages acquired during 2001 and 2000 reflect this pattern which resulted in an increase in actual loan losses to $2.1 million for the third quarter of 2003 compared to $731,000 for the third quarter of 2002. Mortgages held as CMO collateral acquired during 2003 and 2002 are unseasoned mortgages and have not experienced material losses as of September 30, 2003.

      We monitor our sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guidelines. This includes an effective and aggressive collection effort in order to minimize the proportion of mortgages, which become seriously delinquent. However, when resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform ongoing review of mortgages that display weaknesses and believe that we maintain adequate loss allowance on the mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. In foreclosure sales, we generally acquire title to the property. As of September 30, 2003 our mortgage portfolio included 2.88% of mortgages that were 60 days or more delinquent compared to 3.22% as of December 31, 2002.

      The following table summarizes mortgages in our mortgage portfolio that were 60 or more days delinquent for the periods indicated (in thousands):

                                                     At September 30,    At December 31,
                                                           2003               2002
                                                     ----------------   ----------------
60-89 days delinquent ............................   $         50,921   $         41,762
90 or more days delinquent .......................             36,313             33,822
Foreclosures .....................................            134,218             74,597
Delinquent bankruptcies ..........................              9,701             11,079
                                                     ----------------   ----------------
   Total 60 or more days delinquent ..............   $        231,153   $        161,260
                                                     ================   ================

      Seriously delinquent assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. When real estate is acquired in settlement of loans, referred to as other real estate owned, the mortgage is written-down to a percentage of the property's appraised value or broker's price opinion. As of September 30, 2003, seriously delinquent assets and other real estate owned as a percentage of total assets was 2.14% compared to 1.99% as of December 31, 2002.

      The following table summarizes mortgages in our mortgage portfolio that were seriously delinquent and other real estate owned for the periods indicated (in thousands):

                                                     At September 30,    At December 31,
                                                           2003               2002
                                                     ----------------   ----------------
90 or more days delinquent .......................   $        180,232   $        119,498
Other real estate owned ..........................             13,854             11,116
                                                     ----------------   ----------------
   Total .........................................   $        194,086   $        130,614
                                                     ================   ================

      Prepayment Risk. 74% of Alt-A mortgages retained by the long-term investment operations during the third quarter of 2003 had prepayment penalty features ranging from one to five years and as of September 30, 2003, 81% of mortgages held as CMO collateral had active prepayment penalties compared to 70% as of September 30, 2002. In addition, our six-month LIBOR ARMs do not have specified interest rate floors. Therefore, in declining interest rate environments, coupons on the mortgages may decline to levels that do not give the borrower an incentive to refinance. During the third quarter of 2003 constant prepayment rates of mortgages held as CMO collateral was 29% compared to 33% for the third quarter of 2002.

      Liquidity Risk. We employ a leveraging strategy to increase assets by financing our mortgage portfolio primarily with CMO borrowings, reverse repurchase agreements and capital and then using cash proceeds to acquire additional Mortgage Assets. We acquire adjustable and fixed rate mortgages from the mortgage operations and multi-family mortgages from IMCC and finance the acquisition of those mortgages with reverse repurchase agreements, which is referred to as the accumulation period. After accumulating a pool of adjustable and fixed rate mortgages, generally between $200 million and $1.0 billion, we securitize the mortgages in the form of CMOs. Our strategy is to securitize our mortgages every 30 to 45 days in order to reduce the accumulation period that mortgages are outstanding on short-term warehouse or reverse repurchase facilities, thereby reducing our exposure to margin calls on these facilities. CMOs are classes of bonds that are sold to investors in mortgage-backed securities and as such are not subject to margin calls. In addition, CMOs generally require a smaller initial cash investment as a percentage of mortgages financed than does interim warehouse and reverse repurchase financing.

      Because of the historically favorable prepayment and loss rates of our high credit quality Alt-A mortgages, we have received favorable credit ratings on our CMOs from credit rating agencies, which has reduced our required initial capital investment as a percentage of mortgages securing CMO financing. The ratio of total assets to total equity, or "leverage ratio," was 20.98 to 1 as of September 30, 2003 compared to 21.59 to 1 as of December 31, 2002 and 19.66 to 1 as of September 30, 2002. With increased leverage, we have been able to grow our balance sheet by efficiently using available capital while maintaining adequate levels of liquidity. We monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to "Liquidity and Capital Resources" below.

      Interest Rate Risk. Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk."

Results of Operations

Results of Operations - For the Nine Months Ended September 30, 2003 as compared to the Nine Months Ended September 30, 2002

      Net earnings increased 68% to $88.7 million, or $1.75 per diluted share, for the first nine months of 2003 compared to $52.8 million, or $1.34 per diluted share, for the first nine months of 2002. The period-over-period increase in net earnings of $35.9 million was primarily due to the following:

      o     $28.4 million increase in net interest income; and

      o     $15.4 million increase in net earnings of the mortgage operations;

      o which were partially offset by an $8.1 million increase in provision for loan losses.

Taxable Income

      Estimated taxable income was $89.2 million, or $1.76 per diluted share, for the first nine months of 2003 compared to $59.8 million, or $1.51 per diluted share, for the first nine months of 2002.

      The following table presents a reconciliation of net earnings to estimated taxable income for the periods indicated (in thousands, except per share amounts):

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                                 --------------------
                                                                                   2003        2002
                                                                                 --------    --------
Net earnings .................................................................   $ 88,680    $ 52,808
Adjustments to net earnings:
   Provision for loan losses .................................................     21,363      13,302
   Dividend from the mortgage operations .....................................     22,385       9,900
   Tax deduction for actual loan losses ......................................     (8,843)     (3,430)
   Tax loss on sale of investment securities available-for-sale ..............     (1,180)         --
   Recovery of previously charged-off investment securities available-for-sale     (4,999)         --
   Net earnings of the mortgage operations ...................................    (11,464)         --
   Equity in net earnings of IFC .............................................    (16,698)    (12,816)
                                                                                 --------    --------
Estimated taxable income (1) .................................................   $ 89,244    $ 59,764
                                                                                 ========    ========
Estimated taxable income per diluted share (1) ...............................   $   1.76    $   1.51
                                                                                 ========    ========

----------------
(1) Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating tax loss carry-forwards, if any.

      The increase in period-over-period net earnings was driven by record mortgage acquisitions and originations. During the first nine months of 2003 the mortgage operations acquired and originated $6.4 billion of mortgages compared to $4.3 billion during the first nine months of 2002. An additional $206.2 million of multi-family mortgages were originated by IMCC during the first nine months of 2003 compared to none during the first nine months of 2002 as IMCC was formed in July 2002. Mortgages acquired through our correspondent channel as bulk acquisitions, which are generally not underwritten through IDASL, were $1.6 billion, or 25% of total mortgage acquisitions and originations, during the first nine months of 2003 compared to $453.8 million, or 11% of total mortgage acquisitions and originations, during the first nine months of 2002.

      The following table summarizes the principal balance of mortgage acquisitions and originations by the mortgage operations by loan characteristic for the periods indicated (in thousands):

                                                              For the Nine Months Ended September 30,
                                                            --------------------------------------------
                                                                    2003                     2002
                                                            -------------------      -------------------
                                                            Principal                Principal
                                                             Balance         %        Balance         %
                                                            ----------      ---      ----------      ---
By Loan Type:
   Fixed rate first trust deed .......................      $3,130,037       49      $1,319,446       31
   Fixed rate second trust deed ......................          99,224        1          61,719        1
   Adjustable rate:
     Six-month LIBOR ARMs ............................       1,376,026       22       1,875,105       44
     Six-month LIBOR hybrids (1) .....................       1,802,921       28         995,520       24
                                                            ----------      ---      ----------      ---
        Total adjustable rate ........................       3,178,947       50       2,870,625       68
                                                            ----------      ---      ----------      ---
        Total Mortgage Acquisitions and Originations .      $6,408,208      100      $4,251,790      100
                                                            ==========      ===      ==========      ===
By Production Channel:
   Correspondent acquisitions:
     Flow ............................................      $3,399,605       53      $2,718,871       64
     Bulk ............................................       1,595,632       25         453,827       11
                                                            ----------      ---      ----------      ---
        Total correspondent acquisitions .............       4,995,237       78       3,172,698       75
                                                            ----------      ---      ----------      ---
     Wholesale and retail originations ...............       1,062,071       17         787,317       18
     Novelle Financial Services, Inc. ................         350,900        5         291,775        7
                                                            ----------      ---      ----------      ---
        Total Mortgage Acquisitions and Originations .      $6,408,208      100      $4,251,790      100
                                                            ==========      ===      ==========      ===
By Credit Quality:
   Alt-A mortgages ...................................      $6,031,313       94      $3,940,267       93
   B/C mortgages (2) .................................         376,895        6         311,523        7
                                                            ----------      ---      ----------      ---
        Total Mortgage Acquisitions and Originations .      $6,408,208      100      $4,251,790      100
                                                            ==========      ===      ==========      ===
By Purpose:
   Purchase ..........................................      $2,886,647       45      $2,473,125       58
   Refinance .........................................       3,521,561       55       1,778,665       42
                                                            ----------      ---      ----------      ---
        Total Mortgage Acquisitions and Originations .      $6,408,208      100      $4,251,790      100
                                                            ==========      ===      ==========      ===
By Prepayment Penalty:
   With prepayment penalty ...........................      $4,897,549       76      $3,291,851       77
   Without prepayment penalty ........................       1,510,659       24         959,939       23
                                                            ----------      ---      ----------      ---
        Total Mortgage Acquisitions and Originations .      $6,408,208      100      $4,251,790      100
                                                            ==========      ===      ==========      ===

-----------
(1) Mortgages are fixed rate for initial two to ten year periods and subsequently adjust to the indicated index plus a margin.

(2) The first nine months of 2003 and 2002 includes $350.9 million and $291.8 million, respectively, of B/C mortgages originated by Novelle Financial Services, Inc., which are subsequently held-for-sale or sold to third party investors for cash gains.

      As a result of record mortgage acquisitions and originations, we retained $3.8 billion of mortgages during the first nine months of 2003 compared to $2.7 billion during the first nine months of 2002. The increase in mortgage acquisitions by the long-term investment operations and the growth of our warehouse lending operations resulted in significant growth of our mortgage portfolio. The mortgage portfolio grew 69% to $8.8 billion as of September 30, 2003 compared to $5.2 billion as of September 30, 2002, which in turn generated higher levels of net interest income.

      The following table summarizes the principal balance of mortgages acquired from the mortgage operations and originated by the long-term investment operations by loan characteristic for the periods indicated (in thousands):

                                                   For the Nine Months Ended
                                                        September 30,
                                          --------------------------------------------
                                                 2003                     2002
                                          -------------------      -------------------
                                          Principal                Principal
                                           Balance         %        Balance         %
                                           -------         -        -------         -
Volume by Type:
   Adjustable rate .................      $3,111,514       82      $2,479,017       93
   Fixed rate ......................         680,535       18         200,871        7
                                          ----------               ----------
      Total Mortgage Acquisitions ..      $3,792,049      100      $2,679,888      100
                                          ==========               ==========
Volume by Product:
   Six-month LIBOR ARMs ............      $1,203,717       32      $1,727,198       65
   Six-month LIBOR hybrids (1) .....       1,907,798       50         751,819       28
   Fixed rate first trust deeds ....         673,791       18         200,560        7
   Fixed rate second trust deeds ...           6,743        0             311        0
                                          ----------               ----------
      Total Mortgage Acquisitions ..      $3,792,049      100      $2,679,888      100
                                          ==========               ==========
Volume by Credit Quality:
   Alt-A mortgages .................      $3,568,153       95      $2,667,877      100
   Multi-family mortgages ..........         206,201        5              --        0
   B/C mortgages ...................          17,695        0          12,011        0
                                          ----------               ----------
      Total Mortgage Acquisitions ..      $3,792,049      100      $2,679,888      100
                                          ==========               ==========
Volume by Purpose:
   Purchase ........................      $1,986,152       52      $1,652,564       62
   Refinance .......................       1,805,897       48       1,027,324       38
                                          ----------               ----------
      Total Mortgage Acquisitions ..      $3,792,049      100      $2,679,888      100
                                          ==========               ==========
Volume by Prepayment Penalty:
   With prepayment penalty .........      $3,074,048       81      $2,050,608       77
   Without prepayment penalty ......         718,001       19         629,280       23
                                          ----------               ----------
      Total Mortgage Acquisitions ..      $3,792,049      100      $2,679,888      100
                                          ==========               ==========

----------
(1) Mortgages are fixed rate for initial two to ten year periods and subsequently adjust to the indicated index plus a margin.

      Net interest income increased by $28.4 million to $84.7 million for the first nine months of 2003 compared to $56.3 million for the first nine months of 2002. The period-over-period increase in net interest income was primarily due to a $3.8 billion increase in average Mortgage Assets, which increased to $7.6 billion for the first nine months of 2003 compared to $3.8 billion for the first nine months of 2002 as the long-term investment operations retained $4.8 billion of primarily Alt-A mortgages from the mortgage operations and $207.4 million of multi-family mortgages since the end of the third quarter of 2002. We retain Alt-A mortgages acquired and originated by the mortgage operations and multi-family mortgages originated by IMCC that fit within our criteria, which are generally ARMs and FRMs with good credit profiles, insurance enhancements, when we require, and prepayment penalty features. Growth of the warehouse lending operations also contributed to an increase in net interest income for the first nine months of 2003 as average finance receivables to non-affiliated customers increased 108% to $581.1 million compared to $279.3 million for the first nine months of 2002.

      The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the first nine months of 2003 and 2002 and includes interest income on Mortgage Assets and interest expense related to borrowings on Mortgage Assets only (in thousands):

                                                        For the Nine Months                For the Nine Months
                                                     Ended September 30, 2003           Ended September 30, 2002
                                                  -------------------------------    -----------------------------
                                                   Average                            Average
                                                   Balance      Interest    Yield     Balance     Interest   Yield
                                                  ----------    --------    -----    ----------   --------   -----
               MORTGAGE ASSETS
Investment securities available-for-sale (1) ..   $   22,703    $  6,126    35.98%   $   29,806   $  1,449    6.48%
CMO collateral (2) ............................    6,189,396     185,839     4.00     2,981,957    120,487    5.39
Mortgages held-for-sale (3) ...................      218,158      10,621     6.49            --         --      --
Mortgages held-for-investment (4) .............      237,585       9,369     5.26        81,195      2,865    4.70
Finance receivables:
   Affiliated (5) .............................      345,255      10,513     4.06       397,980     13,542    4.54
   Non-affiliated .............................      581,100      22,101     5.07       279,273     12,095    5.77
                                                  ----------    --------             ----------   --------
     Total finance receivables ................      926,355      32,614     4.69       677,253     25,637    5.05
                                                  ----------    --------             ----------   --------
   Total Mortgage Assets ......................   $7,594,197    $244,569     4.29%   $3,770,211   $150,438    5.32%
                                                  ==========    ========             ==========   ========

                 BORROWINGS
CMO borrowings ................................   $6,058,805    $135,950     2.99%   $2,894,017   $ 79,021    3.64%
Reverse repurchase agreements .................    1,290,996      23,066     2.39       706,696     15,724    2.97
Borrowings secured by investment securities (6)        3,622       2,316    85.26        10,760      1,455   18.03
                                                  ----------    --------             ----------   --------
   Total borrowings on Mortgage Assets ........   $7,353,423    $161,332     2.93%   $3,611,473   $ 96,200    3.55%
                                                  ==========    ========             ==========   ========

Net interest spread (7) .......................                              1.36%                            1.77%

Net interest margin (8) .......................                              1.46%                            1.92%

---------------
(1) Principal recovery on a previously charged-off security inflated the yield during 2003.

(2) Includes amortization of acquisition costs and net cash payments on derivative instruments allocated to specific CMOs.

(3) Mortgages held-for-sale were acquired via the acquisition of Impac Funding Corporation on July 1, 2003.

(4) Includes amortization of acquisition costs and net cash payments on derivative instruments not allocated to specific CMOs.

(5) Advances to subsidiaries and affiliates have been eliminated during the third quarter of 2003 due to the consolidation of the mortgage operations.

(6) Payments and excess cash flows received from the investment securities collateralizing this loan are used to pay down the outstanding borrowings. The payments are received from a collateral base that is in excess of the borrowings. Therefore, while the payment amounts should remain relatively stable, the average balance of the borrowings will continue to decrease. These borrowings were paid off during the third quarter of 2003. The yield reflects discount and securitization costs that were recorded as interest expense upon repayment of borrowings.

(7) Net interest spread is calculated by subtracting the weighted average yield on total borrowings on Mortgage Assets from the weighted average yield on total Mortgage Assets.

(8) Net interest margin is calculated by subtracting interest expense on total borrowings on Mortgage Assets from interest income on total Mortgage Assets and then dividing by the total average balance for Mortgage Assets.

      The increase in net interest income was offset, in part, by a decrease in net interest margins on Mortgage Assets, which declined 46 basis points to 1.46% for the first nine months of 2003 compared to 1.92% for the first nine months of 2002. The overall decrease in net interest margins during the first nine months of 2003 as compared to the first nine months of 2002 was primarily the result of a decline in net interest margins on CMO collateral, which declined 44 basis points to 0.60% for the first nine months of 2003 as compared to 1.04% for the first nine months of 2002. This decline was due to a number of factors as follows:

      o     interest rate resets on mortgages;

      o     higher composition of FRMs; and

      o     net cash payments on derivative instruments.

      For detailed information regarding the effect of these factors on net interest margins on Mortgage Assets refer to the same discussion in "Results of Operations--For the Three Months Ended September 30, 2003 as compared to the Three Months Ended September 30, 2002" as the discussion also applies to the first nine months of 2003 compared to the first nine months of 2002.

      In addition to the positive contribution of net interest income to consolidated net earnings, net earnings from the mortgage operations increased $15.4 million to $28.3 million during the first nine months of 2003 compared to $12.9 million during the first nine months of 2002. This increase was primarily due to an increase in gain on sale of loans, which was the result of an increase in loan sales volume combined with greater profitability per loan sold. The sale of Alt-A mortgages and multi-family mortgages to third party investors and the completion of CMOs during the first nine months of 2003 resulted in gain on sale of loans of $86.3 million compared to gain on sale of loans of $49.4 million for the first nine months of 2002. Of the $6.4 billion of mortgage acquisitions and originations during the first nine months of 2003, the mortgage operations sold $2.8 billion of mortgages to third party investors and $3.6 billion was sold to the long-term investment operations. This compares to $1.3 billion of mortgages sold to third party investors and $2.7 billion of mortgages sold to the long-term investment operations during the first nine months of 2002. The long-term investment operations also completed $4.0 billion of CMOs during the first nine months of 2003 as compared to $2.4 billion of CMOs completed during the first nine months of 2002. Gain on sale of loans was 135 basis points on total loan sales volume of $6.4 billion for the first nine months of 2003 compared to 125 basis points on total loan sales volume of $4.0 billion for the first nine months of 2002.

      Gain on sale of loans includes the difference between the price we acquire and originate mortgages and the price we receive upon the sale or securitization of mortgages plus or minus direct mortgage origination revenue and costs, i.e. loan and underwriting fees, commissions, appraisal review fees, document expense, etc. Gain on sale of loans acquired and originated by the mortgage operations also includes a premium for the sale of mortgage servicing rights upon the sale or securitization of mortgages. All mortgages sold or securitized during the third quarter of 2003 were done so on a servicing released basis, which results in substantially all cash gains. In order to minimize risks associated with the accumulation of our mortgages, we seek to securitize or sell our mortgages more frequently by creating smaller transactions, thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of mortgages.

      The following table summarizes the principal balance of mortgages sold for the periods indicated (in thousands):

                                                           For the Nine Months
                                                           Ended September 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
REMICs ...............................................   $  887,500   $  599,952
Whole loan sales to third party investors ............    1,933,008      680,422
Loan sales to the long-term investment operations ....    3,585,848    2,679,888
                                                         ----------   ----------
   Total sales .......................................   $6,406,356   $3,960,262
                                                         ==========   ==========

      Non-interest expense increased to $23.6 million for the first nine months of 2003 compared to $6.2 million during the first nine months of 2002. However, for comparative purposes, when including non-interest expense of the mortgage operations for the first nine months of 2002, non-interest expense was $51.2 million for the first nine months of 2003 compared to $39.9 million for the first nine months of 2002. The $11.3 million increase in non-interest expense includes the following:

      o $13.4 million increase in operating expense, including personnel expense, professional services and general and administrative expense; and

      o     $779,000 increase in amortization of MSR's;

      which was partially offset by the following:

      o $1.2 million decrease in loss on disposition of other real estate owned;

      o     $860,000 decrease in write-down on investment securities; and

      o     $681,000 decrease in provision for repurchases.

      Operating expense increased 37% to $49.9 million for the first nine months of 2003 compared to $36.5 million for the first nine months of 2002. This increase was primarily due to a 49% increase in mortgage acquisitions and originations by the mortgage operations to $6.4 billion for the first nine months of 2003 compared to $4.3 billion for the first nine months of 2002 that resulted in an increase in staff levels. However, operational efficiencies created by IDASL combined with the higher level of correspondent bulk acquisitions during the first nine months of 2003 resulted in lower per loan correspondent acquisition costs as compared to the first nine months of 2002. Bulk mortgage acquisitions generally require less staffing and corresponding personnel expense and other operating expense than mortgages acquired on a flow, or loan-by-loan basis.

      The following table summarizes the mortgage operations weighted average fully-loaded production cost to acquire or originate a single mortgage by production channel for the periods indicated (in basis points of mortgage acquisition or origination):

                                                                                           For the Nine Months
                                                                                           Ended September 30,
                                                                                         ------------------------
        Production Channel                       Company/Division                         2003              2002
---------------------------------   --------------------------------------------         ------            ------
Correspondent acquisitions          Impac Funding Corporation                             55.40             78.64
Wholesale/retail originations       Impac Lending Group                                   96.84             99.65
B/C originations                    Novelle Financial Services, Inc.                     239.57            235.43
                                                                                         ------            ------
   Total Weighted Average Production Cost........................................         72.35             84.90
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

      Gain on disposition of other real estate owned was $1.1 million for the first nine months of 2003 compared to a loss on disposition of other real estate owned of $120,000 for the first nine months of 2002. When we acquire real estate through foreclosure proceedings we record a write-down on foreclosed property to a percentage of appraised value or a real estate broker's price opinion. Gain or loss on disposition of other real estate owned results when there is a difference between the initial write-down on foreclosed property and the ultimate proceeds received upon disposition of foreclosed property. During the first nine months of 2003 the initial write-downs on foreclosed property were in excess of the proceeds received on the sale of real estate owned, which resulted in a gain. The opposite occurred on real estate disposition during the first nine months of 2002.

      Provision for loan losses were $21.4 million for the first nine months of 2003 compared to $13.3 million for the first nine months of 2002. The provision for estimated loan losses are primarily based on historical loss statistics, including cumulative loss percentages and loss severity, of similar mortgages in our mortgage portfolio. The loss percentage is used to determine the estimated inherent losses in the mortgage portfolio. The provision for loan losses is also determined based on the following:

      o management's judgment of the net loss potential of mortgages based on prior loan loss experience;

      o     changes in the nature and volume of the mortgage portfolio;

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

      o provide short-term warehouse advances to affiliates and non-affiliates; and

      o     pay common stock dividends.

      Acquisition and origination of mortgages. During the first nine months of 2003 the mortgage operations acquired and originated $6.4 billion of primarily Alt-A mortgages. Initial capital invested in Alt-A mortgages includes premiums paid when mortgages are acquired and originated. The mortgage operations paid weighted average premiums of 2.02% on the principal balance of mortgages acquired during the first nine months of 2003. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages every 30 to 45 days.

      The long-term investment operations retained $3.6 billion of primarily Alt-A mortgages from the mortgage operations and originated $206.2 million of multi-family mortgages for long-term investment. Initial capital invested in mortgages includes premiums paid upon acquisition of mortgages and the equity required to finance mortgages with short-term reverse repurchase agreements. Equity requirements to finance Alt-A mortgages with reverse repurchase agreements generally range from between 2% and 5% of the principal balance of the mortgage depending on the collateral provided. Equity requirements to finance multi-family mortgages with reverse repurchase agreements is approximately 13% of the principal balance of the mortgage depending on the collateral provided.

      Multi-family mortgages are financed with a $125.0 million warehouse facility that expires in April 2004. When the long-term investment operations accumulates a pool of mortgages, generally ranging from $200.0 million to $1.0 billion, the mortgages are financed through the issuance of CMOs. When we complete CMOs, our total initial capital investment in CMOs ranges from approximately 3% to 5% of the principal balance of Alt-A mortgages and approximately 8% to 15% for multi-family mortgages, depending on premiums paid upon acquisition of mortgages, costs paid for completion of CMOs, costs to acquire derivative instruments and initial capital investment in CMOs required to achieve desired credit ratings. Therefore, we also attempt to securitize our mortgages through CMO financing every 30 to 45 days as total capital invested in CMOs is generally less than cash required for reverse repurchase financing and is not subject to margin calls.

      Provide short-term warehouse advances to affiliates and non-affiliates. We utilize uncommitted warehouse facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated customers of the warehouse lending operations. The warehouse lending operations provide short-term financing to non-affiliated customers from the closing of the mortgages to their sale or other settlement with investors. The warehouse lending operations generally finances between 90% and 98% of the lesser of the unpaid principal balance or fair market value of mortgages, which equates to a cash requirement of between 2% and 10%, at prime rate plus or minus a spread. As of September 30, 2003, the warehouse lending operations had $956.0 million in approved warehouse lines available to non-affiliated customers of which $651.0 million was outstanding. Due to a heavy volume of originations at the end of September 2003 some non-affiliates were granted temporary increases in their warehouse facilities, most of which expire in November 2003.

      Affiliates had $29.4 million in pledge accounts with the warehouse lending operations as of September 30, 2003, which allows them to finance approximately 100% of the fair market value of their mortgages at prime minus 0.50%. The mortgage operations has uncommitted warehouse line agreements to obtain financing of up to $600.0 million from the warehouse lending operations to provide interim mortgage financing during the period that the mortgage operations accumulates mortgages until the mortgages are securitized or sold. As of September 30, 2003 the warehouse lending operations had $572.4 million in outstanding warehouse advances to the mortgage operations, excluding pledge balances.

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

      o     sale and securitization of mortgages;

      o     cash proceeds from the issuance of securities; and

      o     cash flows from our CMO portfolio.

      CMO borrowings and reverse repurchase agreements. We use reverse repurchase agreements and CMO borrowings to fund substantially all of our warehouse advances to affiliates and non-affiliated customers and the acquisition of mortgages to be held for long-term investment.

      As we accumulate mortgages for long-term investment, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase agreements with third party lenders. Since 1995 we have primarily used an uncommitted repurchase facility with a major investment bank to finance substantially all warehouse advances to affiliates and non-affiliates and mortgages acquired for long-term investment, as needed. However, during 2002 and 2003 we added $750.0 million of new warehouse facilities with other lenders to finance asset growth, which includes $75.0 million of committed warehouse facilities and $50.0 million of uncommitted warehouse facilities to fund multi-family mortgages. The new warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past and the flexibility of having financial relationships with a larger cross-section of financial institutions. As of September 30, 2003 the warehouse lending operations had $1.2 billion outstanding on warehouse facilities with various lenders.

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

      In order to mitigate the liquidity risk associated with reverse repurchase agreements, we attempt to securitize or sell our mortgages between 30 and 45 days and extend only short-term interim financing to non-affiliated customers. Although securitizing mortgages more frequently adds operating and securitization costs, we believe the added cost is offset as more liquidity is provided with less interest rate and price volatility as the accumulation and holding period of mortgages is shortened. When we have accumulated a sufficient amount of mortgages, we issue CMOs and convert short-term advances under reverse repurchase agreements to long-term CMO borrowings. The use of CMOs provides the following benefits:

      o allows us to lock in our financing cost over the life of the mortgages securing the CMO borrowings;

      o eliminates margin calls on the borrowings that are converted from reverse repurchase agreements to CMO financing; and

      o limits losses associated with collateral securing CMOs to our equity investment.

      During the first nine months of 2003 we completed $4.0 billion of CMOs, of which $3.3 billion was adjustable rate CMOs and $656.8 million was fixed rate CMOs, to provide long-term financing for the acquisition and origination of $3.8 billion of Alt-A and multi-family mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our mortgages, we have been able to borrow a higher percentage against mortgages held as CMO collateral, which means that we have to provide less initial capital upon completion of CMOs. Equity in CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies. Total credit loss exposure is limited to the capital invested in the CMOs at any point in time. We also determine the amount of equity invested in CMOs based upon the anticipated return on equity as compared to estimated proceeds from additional debt issuance. By decreasing the amount of equity we are required to invest in our CMOs to maintain desired credit ratings, we have been able to effectively utilize available cash to acquire additional mortgage assets.

      Sale and securitization of mortgages. When the mortgage operations accumulates a sufficient amount of mortgages, generally between $200.0 million and $1.0 billion, it sells or securitizes its mortgages. The mortgage operations sold $3.6 billion of mortgages to the long-term investment operations during the first nine months of 2003, $1.9 billion of mortgages to third party investors and $888.0 million was securitized as REMICs. The mortgage operations sold mortgage servicing rights on substantially all mortgages during the first nine months of 2003. The sale of mortgage servicing rights generated substantially all cash gains, which was used to acquire and originate additional mortgages. In order to mitigate interest rate and market risk, the mortgage operations attempts to sell and securitize mortgages between 30 and 45 days. Since we rely significantly upon sales and securitizations to generate cash proceeds to repay borrowings and to create credit availability, any disruption in our ability to complete sales and securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing sales and securitizations of our mortgages increase our risk by exposing us to credit and interest rate risk for this extended period of time.

      Cash proceeds from the issuance of securities. In December 2001, we filed a shelf registration statement with the SEC that allows us to sell up to $300.0 million of securities, including common stock, preferred stock, debt securities and warrants. During the nine months ended September 30, 2003 we issued approximately 3.5 million shares of common stock from our shelf registration statement, in the form of a public offering, and received net cash proceeds of approximately $37.8 million.

      Pursuant to an equity distribution agreement with UBS Securities, LLC, we also sold 2.1 million and 3.9 million shares and received net proceeds of approximately $30.1 million and $54.6 million of common stock from our shelf registration statement during the three and nine months ended September 30, 2003, respectively. During each of the three and nine months ended September 30, 2003 UBS Securities, LLC received a commission of 3% of the gross sales price per share of the shares of common stock sold pursuant to the equity distribution agreement, which amounted to an aggregate commission of $933,000 and $1.7 million, respectively.

      As of September 30, 2003, approximately $77.7 million in securities were available for issuance under our shelf registration statement. By issuing new shares periodically throughout the year we believe that we were able to utilize new capital more efficiently and profitably.

      Cash flows from our CMO portfolio. During the first nine months of 2003 mortgages held as CMO collateral, which was the majority of our mortgage portfolio, generated excess principal and interest cash flows of $96.4 million. We receive excess principal and interest cash flows on mortgages held as CMO collateral after distributions are made to investors in CMOs to the extent cash or other collateral required to maintain desired credit ratings on the CMOs is fulfilled. Excess principal and interest cash flows represent the difference between principal and interest payments on the mortgages less the following:

      o     interest paid to bondholders;

      o     pro-rata early principal prepayments paid to bondholders;

      o     servicing fees paid to mortgage servicers;

      o     premiums paid to mortgage insurers; and

      o actual losses incurred on disposition of real estate acquired in settlement of mortgages.

Cash Flows

      Operating Activities - Net cash provided by operating activities was $27.3 million during the first nine months of 2003 compared to net cash provided by operating activities of $70.0 million during the same period of 2002. Net earnings of $88.7 million provided most of the cash flows from operating activities during the first nine months of 2003.

      Investing Activities - Net cash used in investing activities was $2.5 billion during the first nine months of 2003 compared to $2.5 billion during the same period of 2002. Net cash flows of $2.3 billion were used in investing activities to acquire and originate mortgages, net of mortgage principal repayments.

      Financing Activities - Net cash provided by financing activities was $2.3 billion during the first nine months of 2003 compared to $2.5 billion during the same period of 2002. CMO financing provided net cash flows of $2.2 billion, net of debt reduction, from financing activities.

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

                         Risks Related To Our Businesses

A prolonged economic downturn or recession would likely result in a reduction of our mortgage origination activity which would adversely affect our financial results.

      The United States economy has undergone and may in the future, undergo, a period of slowdown, which some observers view as a recession. An economic downturn or a recession may have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages will adversely affect our ability to expand our mortgage portfolio, our principal means of increasing our earnings. In addition, a decline in new mortgage activity will likely result in reduced activity for our warehouse lending operations and our long-term investment operations. In the case of our mortgage operations, a decline in mortgage activity may result in fewer loans that meet its criteria for purchase and securitization or sale, thus resulting in a reduction in interest income and fees and gain on sale of loans. We may also experience larger than previously reported losses on our investment portfolio due to a higher level of defaults or foreclosures on our mortgages.

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

      o     excess cash flow from our CMO portfolio; and

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

      During the year ended December 31, 2000 we experienced a net loss of $54.2 million. The net loss incurred during 2000 included accounting charges of $68.9 million. The accounting charges were the result of write-downs of non-performing investment securities secured by mortgages and additional increases in the provision for loan losses to provide for the deterioration of the performance of collateral supporting specific investment securities. During the year ended December 31, 1998 we experienced a net loss of $5.9 million primarily as the mortgage industry experienced substantial turmoil as a result of a lack of liquidity in the secondary markets, which caused us to sell mortgages at losses to meet margin calls on our financing facilities. During the year ended December 31, 1997 we experienced a net loss of $16.0 million. The net loss incurred during 1997 included an accounting charge of $44.4 million that was the result of expenses related to the termination and buyout of our management agreement with Imperial Credit Advisors, Inc. We cannot be certain that revenues will remain at current levels or improve or that we will be profitable in the future, which could prevent us from effectuating our business strategy.

If we are unable to complete securitizations or if we experience delayed mortgage loan sales or securitization closings, we could face a liquidity shortage which would adversely affect our operating results.

      We rely significantly upon securitizations to generate cash proceeds to repay borrowings and replenish our borrowing capacity. If there is a delay in a securitization closing or any reduction in our ability to complete securitizations we may be required to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing a mortgage sales or securitizations of our mortgages increase our risk by exposing us to credit and interest rate risks for this extended period of time. Furthermore, gains on sales from certain of our securitizations represent a significant portion of our earnings. Several factors could affect our ability to complete securitizations of our mortgages, including:

      o     conditions in the securities and secondary markets;

      o credit quality of the mortgages acquired or originated through our mortgage operations;

      o     volume of our mortgage loan acquisitions and originations;

      o     our ability to obtain credit enhancements; and

      o lack of investors purchasing higher risk components of the securities.

      If we are unable to sell a sufficient number of mortgages at a premium or profitably securitize a significant number of our mortgages in a particular financial reporting period, then we could experience lower income or a loss for that period, which could have a material adverse affect on our operations. We cannot assure you that we will be able to continue to profitably securitize or sell our loans on a whole loan basis, or at all.

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

      If we default under our financing facilities or if the value of collateral is less than the amount borrowed, we may be forced to liquidate the collateral at prices less than the amount borrowed.

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

      If we are forced to liquidate, we may have few unpledged assets for distribution to unsecured creditors.

      We have pledged a substantial portion of our assets to secure the repayment of CMOs issued in securitizations and our financing facilities. We will also pledge substantially all of our current and future mortgages to secure borrowings pending their securitization or sale. The cash flows we receive from our investments that have not yet been distributed or pledged or used to acquire mortgages or other investments may be the only unpledged assets available to our unsecured creditors if we were liquidated.

Interest rate fluctuations may adversely affect our operating results.

      Our operations, as a mortgage loan acquirer and originator or a warehouse lender, may be adversely affected by rising and falling interest rates. Interest rates have been low over the past few years; however any increase in interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. This may decrease the amount of mortgages available to be acquired or originated by our mortgage operations and decrease the demand for warehouse financing provided by our warehouse lending operations, which could adversely affect our operating results. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgages at lower long-term fixed interest rates. Increased loan prepayments could lead to a reduction in the number of loans in our investment portfolio and reduce our net interest income.

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

      Our mortgage portfolio includes mortgages that are six-month LIBOR hybrids. These are mortgages with fixed interest rates for an initial period of time, after which they begin bearing interest based upon short-term interest rate indices and adjust periodically. We generally fund mortgages with adjustable interest rate borrowings having interest rates that are indexed to short-term interest rates and adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings and that increase is not offset by a corresponding increase in the rates at which interest accrues on our assets or by various interest rate hedges that we have in place at any given time, our net interest margin will decrease or become negative. We may suffer a net interest loss on our adjustable rate mortgages that have interest rate caps if the interest rates on our related borrowings increase.

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

      Our mortgage products expose us to greater credit risks.

      We are an acquirer and originator of Alt-A mortgages, B/C mortgages and multi-family mortgages. These are mortgages that generally may not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac. Our operations may be negatively affected due to our investments in these mortgages. Credit risks associated with these mortgages may be greater than those associated with conforming mortgages. The interest rates we charge on these mortgages are often higher than those charged for conforming loans in order to compensate for the higher risk and lower liquidity. Lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold. By doing this, we assume the potential risk of increased delinquency rates and/or credit losses as well as interest rate risk. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and/or credit losses.

      Lending to our type of borrowers may expose us to a higher risk of delinquencies, foreclosures and losses.

      Our market includes borrowers who may be unable to obtain mortgage financing from conventional mortgage sources. Mortgages made to such borrowers generally entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to our borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general.

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

      We compete in acquiring and originating Alt-A, B/C and multi-family mortgages and issuing mortgage-backed securities with other mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders, and other entities purchasing mortgage assets.

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

A reduction in the demand for our loan products may adversely affect our operations.

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

      Class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations, improper yield spread premiums and other matters are risks faced by all mortgage originators, particularly those in the Alt-A market. We are a defendant in six purported class actions, (including an action that was dismissed but there has been a notice of an appeal) pending in six different states. Five of which allege generally that the loan originator improperly charged fees in violation of various state lending or consumer protection laws in connection with mortgages that we acquired. Although the suits are not identical, they generally seek unspecified compensatory damages, punitive damages, pre- and post-judgment interest, costs and expenses and rescission of the mortgages, as well as a return of any improperly collected fees. The other purported class action claims damages for sending out unsolicited faxes and seek statutory and treble damages. These actions are in the early stages of litigation and, accordingly, it is difficult to predict the outcome of these matters. We believe we have meritorious defenses to the actions and intend to defend against them vigorously; however, an adverse judgment in any of these matters could have a material adverse effect on us.

                                Regulatory Risks

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

      Certain state laws restrict or prohibit prepayment penalties on mortgages. Until July 1, 2003, we had historically relied on the federal Alternative Mortgage Transactions Parity Act, or the "Parity Act," and related regulations issued by the Office of Thrift Supervision, or "OTS," to preempt state limitations on prepayment penalties on ARMs. The Parity Act was enacted to extend to financial institutions other than federally chartered depository institutions the federal preemption which federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS issued final regulations that reduce the scope of the Parity Act preemption. The OTS subsequently delayed the effective date of the final regulations until July 1, 2003. The National Home Equity Mortgage Association has filed a lawsuit against the OTS challenging the OTS's authority to issue the regulations. The court held in favor of the OTS's authority. NHEMA has appealed this decision. However, pending the appeal, we may not rely on the Parity Act to preempt state restrictions on prepayment penalties. It is possible any appellate decision may again find in favor of the OTS, in which case we will not be able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption could have a material adverse affect on our ability to compete effectively with financial institutions that will continue to enjoy federal preemption of state restrictions on prepayment penalties on ARMs.

Violation of various federal and state laws may result in losses on our loans.

      o Applicable state laws generally regulate interest rates and other charges, require certain disclosure, and require licensing of the lender. In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans. Mortgage loans are also subject to federal laws, including:

      o the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to the borrowers regarding the terms of the loans;

      o the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit;

      o the Fair Credit Reporting Act, which regulates the use and reporting of information related to the borrower's credit experience;

      o the Depository Institutions Deregulation and Monetary Control Act of 1980, which preempts certain state usury laws; and

      o the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws which regulate alternative mortgage transactions.

      Violations of certain provisions of these federal and state laws may limit our ability to collect all or part of the principal of or interest on the loans and in addition could subject us trust to damages and administrative enforcement and could result in the mortgagors rescinding the loans whether held by us or subsequent holders of the loans.

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

      The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, , recently enacted and proposed local, state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories, thereby resulting in a reduction of otherwise legitimate Alt-A lending opportunities. Similarly, recently enacted and proposed local, state and federal privacy laws and laws prohibiting or limiting marketing by telephone, facsimile, email and the Internet may limit our ability to cross market and our ability to access potential loan applicants. We cannot provide any assurance that the proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

      Some states have enacted, or may enact, laws or regulations that prohibit inclusion of some provisions in mortgage loans that have mortgage rates or origination costs in excess of prescribed levels, and require that borrowers be given certain disclosures prior to the consummation of such mortgage loans. Our failure to comply with these laws could subject us to monetary penalties and could result in the borrowers rescinding the mortgage loans, whether held by us or subsequent holders. Lawsuits have been brought in various states making claims against assignees of these loans for violations of state law.

                      Risks Related To Our Status As a REIT

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

      To date, a portion of our taxable income and cash flow has been attributable to our receipt of dividend distributions from the mortgage operations. The mortgage operations is not a REIT and is not, therefore, subject to the above-described REIT distribution requirements. Because the mortgage operations is seeking to retain earnings to fund the future growth of our mortgage operations business, its board of directors may decide that the mortgage operations should cease making dividend distributions in the future. This would materially reduce the amount of our taxable income and in turn, would reduce the amount we would be required to distribute as dividends.

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

Classification as a taxable mortgage pool could subject us or certain of our stockholders to increased taxation.

      If we have borrowings with two or more maturities and, (1) those borrowings are secured by mortgages or mortgage-backed securities and, (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our Company were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as "excess inclusion" income and allocated among our stockholder to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

      o     not be allowed to be offset by a stockholder's net operating losses;

      o be subject to a tax as unrelated business income if a stockholders were a tax-exempt stockholder;

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

                 Risks Related To Ownership Of Our Common Stock

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

      To sustain our growth strategy we intend to raise capital through the sale of equity. The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. We do not know the actual or perceived effect of these offerings, the timing of these offerings, the dilution of the book value or earnings per share of our securities then outstanding; and the effect on the market price of our securities then outstanding. In December 2001 we filed a shelf registration statement with the SEC, which allows us to sell up to $300.0 million of securities, including common stock, preferred stock, debt securities and warrants. As of September 30, 2003, we have sold approximately $222.3 million (gross proceeds) worth of common stock from our shelf registration statement and we may sell additional securities worth approximately $77.7 million (gross proceeds) from this shelf registration statement in the future. We have also registered an aggregate of 3,620,069 shares of common stock in connection with our 2001 Stock Option, Deferred Stock and Restricted Stock Plan. As of September 30, 2003, our 1995 Stock Option, Deferred Stock and Restricted Stock Plan had 383,212 shares reserved and available for issuance and that were registered. The sale of a large amount of shares or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We focus on effectively managing the various operational and market risks associated with our businesses. We believe that the most critical of those risks are:

      o     credit risk;

      o     prepayment risk;

      o     liquidity risk; and

      o     interest rate risk.

      We manage credit risk by acquiring high-credit quality Alt-A mortgages from the mortgage operations with favorable credit profiles and in certain circumstances by acquiring mortgages with mortgage insurance enhancements, as we deem appropriate, which reduces our effective loan-to-value ratio. Our belief is that high-credit quality Alt-A mortgages will result in favorable foreclosure rates and will result in favorable loss rates. We also believe that we maintain an adequate allowance for loan losses to provide for future loan losses. We manage mortgage prepayment risk by acquiring the majority of Alt-A mortgages from the mortgage operations with prepayment penalty features. We manage liquidity risk by frequently securitizing or selling our mortgages. We securitize mortgages through the issuance of CMOs and REMICs which we attempt to do every 30 to 45 days. By frequently securitizing our mortgages, we reduce the volume of mortgages that are financed with short-term reverse repurchase agreements at any given time. The issuance of CMOs convert short-term reverse repurchase borrowings, which are subject to margin calls if the value of the mortgages collateralizing reverse repurchase borrowings decline, to long-term CMO financing that are not subject to margin calls. By securitizing mortgages as REMICs or selling mortgages as whole loan sales, ownership of the mortgages transfers to the trust in the case of REMICs and to the buyer in the case of whole loan sales. For additional information regarding these risks refer to Item
2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      We acquire for long-term investment six-month LIBOR ARMs and six-month LIBOR hybrids. Six-month LIBOR ARMs are generally subject to periodic and lifetime interest rate caps. This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally nine months, or over the life of the mortgage. Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1% per semi-annual adjustment. Also, each ARM has a maximum lifetime interest rate cap. Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations. During a period of rapidly increasing or decreasing interest rates, financing costs would increase or decrease at a faster rate than the periodic interest rate adjustments on mortgages would allow, which could affect net interest income. In addition, if market rates were to exceed the maximum interest rates of our ARMs, borrowing costs would increase while interest rates on ARMs would remain constant.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of September 30, 2003, our Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a
- 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2003.

Changes in Internal Controls

      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      On October 14, 2003, an action was filed in the Circuit Court of Cook County, Illinois as Case No. 03 CH17085 entitled Fast Forward Solutions, LLC v. Novelle Financial Services, Inc. The complaint contains allegations of a class action and alleges that the defendant sent out unsolicited faxes in violation of the Telephone Consumer Protection Act, the Illinois Consumer Fraud Act, and Illinois Common Law. The plaintiff is seeking statutory and treble damages.

      With respect to the complaint captioned Frazier, et al. v. Preferred Credit, et al, which had been pending in the U.S. District Court for the Western District of Tennessee, Case No. CT004762-01, until it was dismissed on July 31, 2002, with a motion for reconsideration denied on March 7, 2003, as described in IMH's annual report on Form 10-K for the year ended December 31, 2002, on July 31, 2003 the plaintiffs filed a new complaint captioned, Frazier, et al v. Impac Funding Corp., et al, Case No. 03-2565 DP, in the same court. The causes of action in the new action are materially identical to the causes of action stated in the 2001 action, though the number of defendants is reduced.

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

      We believe that we have meritorious defenses to these complaints and we intend to defend the claims vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate outcome. Please refer to our annual report on Form 10-K for the year ended December 31, 2002 and our subsequent quarterly reports on form 10-Q regarding other litigation and claims.

      We are a party to other litigation and claims, which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such other matters will not have a material adverse effect on IMH.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)   Not applicable.

      (b)   Not applicable.

      (c) On July 1, 2003, IMH purchased from Joseph R. Tomkinson, William S. Ashmore and the Johnson Revocable Living Trust all of the outstanding shares of voting common stock of IFC, for aggregate consideration of $750,000. Each of Messers. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. Mr. Tomkinson elected to receive $125,000 worth of his consideration for the sale of his IFC shares of common stock in the form of 7,687 shares of IMH common stock.

            Exemption from the registration is claimed under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder. The purchaser represented his intention to acquire the securities for investment only and not with a view to, or for the sale in connection with, any distribution thereof and an appropriate legend was affixed to the certificate evidencing the securities in such transaction. No brokers or dealers were involved in the transaction and no commissions were paid. The purchaser had adequate access to information about us.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5: OTHER INFORMATION

      None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

      Current Report on Form 8-K, dated July 15, 2003, reporting Items 5 and 7, relating to the purchase of IFC common stock and new employment agreements entered into with certain executive officers.

      Current Report on Form 8-K, dated August 4, 2003, reporting Items 7 and 12, relating to a press release reporting financial results for the quarter ended June 30, 2003.

      Current Report on Form 8-K, dated August 29, 2003, reporting Item 9 relating to the posting of our unaudited Monthly Fact Sheet.

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

Date: November 5, 2003