Form 10-K
period 2003-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2004-03-15
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes    ☒ No    ☐

As of June 30, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $837.2 million, based on the closing sales price of common stock on the American Stock Exchange on that date. For purposes of the calculation only, all directors and executive officers of the registrant have been deemed affiliates. There were 62,186,866 shares of common stock outstanding as of March 10, 2004.

No documents are incorporated by reference.

IMPAC MORTGAGE HOLDINGS, INC.

2003 FORM 10-K ANNUAL REPORT

i

IMPAC MORTGAGE HOLDINGS, INC.

2003 FORM 10-K ANNUAL REPORT

ii

PART I

ITEM 1.	BUSINESS

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc. (“IMH”), a Maryland corporation incorporated in August 1995, and its wholly-owned subsidiaries, IMH Assets Corp., or “IMH Assets,” Impac Warehouse Lending Group, Inc., or “IWLG,” Impac Multifamily Capital Corporation, or “IMCC,” and Impac Funding Corporation, or “IFC,” together with its wholly-owned subsidiaries Impac Secured Assets Corp., or “ISAC,” and Novelle Financial Services, Inc., or “Novelle.”

Forward-Looking Statements

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “plan,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a number of factors, including, but not limited to, failure to achieve projected earnings levels, the ability to generate sufficient liquidity, the ability to access the capital markets, the size and frequency of our securitizations, the ability to generate taxable income and pay dividends,, interest rate fluctuations on our assets that differ from those on our liabilities, increase in prepayment rates on our mortgage assets, changes in assumptions regarding estimated loan losses or fair value amounts, changes in expectations of future interest rates, the availability of financing and, if available, the terms of any financing, changes in origination and resale pricing of mortgages, changes in markets which we serve and changes in general market and economic conditions. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Available Information

Our Internet website address is www.impaccompanies.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual stockholders’ meetings, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or “SEC.” You can learn more about us by reviewing our SEC filings on our website by clicking on “Investor Relations” located on our home page and proceeding to “Financial Reports.” The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company.

General Overview

We are a mortgage real estate investment trust, or “REIT,” that is a nationwide acquirer, originator, seller and investor of non-conforming Alt-A mortgages, or “Alt-A mortgages,” and to a lesser extent, small-balance, multi-family mortgages, or “multi-family mortgages” and sub-prime, or “B/C mortgages.” We also provide warehouse and repurchase financing to originators of mortgages.

We operate three core businesses:

•	the long-term investment operations that is conducted by IMH, IMH Assets and IMCC;

•	the mortgage operations that is conducted by IFC, ISAC and Novelle; and

•	the warehouse lending operations that is conducted by IWLG.

The long-term investment operations primarily invest in adjustable rate and fixed rate Alt-A mortgages that are acquired and originated by our mortgage operations. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines. Some of the principal differences between mortgages purchased by Fannie Mae and Freddie Mac and Alt-A mortgages are as follows:

•	credit and income histories of the mortgagor; and

•	documentation required for approval of the mortgagor.

For instance, Alt-A mortgages may not have certain documentation or verifications that are required by Fannie Mae and Freddie Mac and, therefore, in making our credit decisions, we are more reliant upon the borrower’s credit score and the adequacy of the underlying collateral. We believe that Alt-A mortgages provide an attractive net earnings profile by producing higher yields without commensurately higher credit losses than other types of mortgages.

The long-term investment operations also originate and invest in multi-family mortgages that are primarily hybrid adjustable rate mortgages, or “hybrid ARMs,” with initial fixed interest rate periods of three, five and seven years that subsequently adjust to adjustable rate mortgages. Mortgage balances generally range from $250,000 to $3.0 million. Multi-family mortgages have interest rate floors, which is the initial start rate, and prepayment penalty periods of 3, 5 and 7 years. Multi-family mortgages provide greater asset diversification on our balance sheet as borrowers of multi-family mortgages typically have higher credit scores and multi-family mortgages typically have lower loan-to-value ratios, or “LTV ratios,” and longer lives than Alt-A mortgages.

The long-term investment operations generate earnings primarily from net interest income earned on mortgages held for long-term investment, or “long-term mortgage portfolio.” The long-term mortgage portfolio consists of mortgages held as CMO collateral and mortgages held for investment on our balance sheet. Investments in Alt-A mortgages and multi-family mortgages are initially financed with short-term borrowings under reverse repurchase agreements which are subsequently converted to long-term financing in the form of collateralized mortgage obligations, or “CMO,” financing. Cash flow from the long-term mortgage portfolio and proceeds from the sale of capital stock also finance new Alt-A and multi-family mortgages.

The mortgage operations acquire, originate, sell and securitize primarily adjustable rate and fixed rate Alt-A mortgages and, to a lesser extent, B/C mortgages. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. This business also earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held for sale. The mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

The warehouse lending operations provide short-term financing to mortgage loan originators, including the mortgage operations, by funding mortgages from their closing date until sale to pre-approved investors. This business earns fees from warehouse transactions as well as net interest income from the difference between its cost of borrowings and the interest earned on warehouse advances.

Our goal is to generate consistent reliable income for distribution to our stockholders primarily from earnings generated by our core operating businesses.

Long-Term Investment Operations

The long-term investment operations invest primarily in Alt-A mortgages and multi-family mortgages and generate revenue primarily from net interest income on its long-term mortgage portfolio. Net interest income represents the difference between income received on mortgages and the corresponding cost of financing, including costs associated with interest rate hedging activities. The mortgage operations supports the investment objectives of the long-term investment operations by supplying mortgages at prices that are comparable to those available through mortgage bankers and brokers and other third parties. We believe that retaining mortgages acquired and originated by our mortgage operations gives us a competitive advantage because of our historical understanding of the underlying credit of these mortgages and the extensive information on the performance and prepayment patterns of these types of mortgages. We also believe that Alt-A mortgages provide an attractive net earnings profile by producing higher yields without commensurately higher credit risks than other types of mortgages.

The long-term investment operations also invest in Alt-A mortgages that are acquired on a bulk basis by the mortgages operations and are underwritten to guidelines substantially similar, but not specific, to those of the mortgage operations, or “non-Impac Alt-A mortgages.” Historically, borrowers of non-Impac Alt-A mortgages have higher credit scores than Alt-A mortgages acquired from the mortgage operations’ network of correspondent sellers that are underwritten to the mortgage operations specific underwriting guidelines, or “Impac Alt-A mortgages.”

Long-Term Mortgage Portfolio

Alt-A mortgages that we retain for long-term investment are primarily adjustable rate mortgages, or “ARMs,” hybrid ARMs and, to a lesser extent, fixed rate mortgages, or “FRMs.” The interest rate on ARMs are typically tied to an index, such as the six-month London Interbank Offered Rate, or “LIBOR,” plus a spread and adjust periodically, subject to lifetime interest rate caps and periodic interest rate and payment caps. The initial interest rates on ARMs are typically lower than average comparable FRMs but may be higher than average comparable FRMs over the life of the mortgage. Hybrid ARMs are mortgages with maturity periods ranging from 15 to 30 years with initial fixed interest rate periods generally ranging from two to seven years, which subsequently adjust to ARMs. The majority of mortgages retained by the long-term investment operations have prepayment penalty features with prepayment penalty periods ranging from two to seven years.

During 2003, the long-term investment operations retained $5.8 billion in principal balance of primarily adjustable rate Alt-A mortgages for long-term investment which were initially acquired and originated by the mortgage operations. In addition, the long-term investment operations originated $290.5 million of multi-family mortgages. The retention and origination of Alt-A and multi-family mortgages increased the long-term mortgage portfolio to $9.4 billion at year-end 2003.

The following table presents selected information on mortgages held as CMO collateral, which comprise a substantial portion of the long-term mortgage portfolio, for the periods indicated:

	As of December 31,
	2003	2002	2001
Percent Alt-A mortgages	99	99	95
Percent ARMs	86	85	87
Percent FRMs	14	15	13
Percent hybrid ARMs	48	35	68
Weighted average coupon	5.56	6.57	7.92
Weighted average margin	3.10	3.01	3.42
Weighted average original LTV ratio	79	82	83
Weighted average original credit score	694	683	678
Percent with active prepayment penalty	81	76	54
Prior 12-month prepayment rate	28	25	34
Lifetime prepayment rate	21	33	34
Percent of mortgages in California	64	63	63
Percent purchase transactions	57	62	70
Percent owner occupied	87	93	94
Percent first lien	99	99	99

The following table presents mortgages retained and originated by the long-term investment operations by loan characteristic for the periods indicated (dollars in thousands):

	For the year ended December 31,
	2003		2002		2001
	Principal Balance	%	Principal Balance	%	Principal Balance	%
Mortgages by Type:
Fixed rate first trust deeds	$706,227	12	$599,566	15	$17,028	1
Fixed rate second trust deeds	6,744	0	311	0	259	0
Adjustable rate first trust deeds:
Six-month LIBOR ARMs	1,670,720	27	2,352,863	60	374,113	25
Six-month LIBOR hybrid ARMs	3,694,687	61	964,316	25	1,094,943	74

Total adjustable rate first trust deeds	5,365,407	88	3,317,179	85	1,469,056	99

Total mortgages retained	$6,078,378	100	$3,917,056	100	$1,486,343	100

Mortgages by Credit Quality:
Alt-A mortgages	$5,760,779	95	$3,875,903	99	$1,475,269	99
Multi-family mortgages	290,527	5	25,799	1	—	0
B/C mortgages	27,072	0	15,354	0	11,074	1

Total mortgages retained	$6,078,378	100	$3,917,056	100	$1,486,343	100

Mortgages by Purpose:
Purchase	$3,408,584	56	$2,353,727	60	$997,350	67
Refinance	2,669,794	44	1,563,329	40	488,993	33

Total mortgages retained	$6,078,378	100	$3,917,056	100	$1,486,343	100

Mortgages by Prepayment Penalty:
With prepayment penalty	$4,823,027	79	$3,100,540	79	$876,798	59
Without prepayment penalty	1,255,351	21	816,516	21	609,545	41

Total mortgages retained	$6,078,378	100	$3,917,056	100	$1,486,343	100

For additional information regarding the long-term mortgage portfolio refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note C—CMO Collateral,” and “Note D—Mortgages Held-for-Investment” in the accompanying notes to the consolidated financial statements.

Financing

We primarily finance our long-term mortgage portfolio as follows:

•	issuance of CMOs;

•	short-term borrowings under reverse repurchase agreements; and

•	proceeds from the sale of capital stock.

As we accumulate mortgages we may issue CMOs secured by such mortgages as a means of financing. The decision to issue CMOs is based on our current and future investment needs, market conditions and other factors. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgages securing such debt and any cash or other collateral pledged as a condition of receiving the desired rating on the debt. We earn a net interest spread on interest income on mortgages held as CMO collateral less interest and other expenses associated with CMO financing. Net interest spreads may be directly impacted by levels of early prepayment of underlying mortgages and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates. Our CMOs typically are structured as adjustable rate securities that are indexed to one-month LIBOR and fixed rate securities with interest payable monthly.

When we issue CMOs for financing purposes, we seek an investment grade rating for our CMOs by nationally recognized rating agencies. To secure such ratings, it is often necessary to pledge collateral in excess of the principal amount of the CMOs to be issued, or to obtain other forms of credit enhancements, such as additional mortgage insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided, the interest rates paid, the geographic concentration of the mortgaged property securing the collateral and other criteria established by the rating agencies. The pledge of additional collateral reduces our capacity to raise additional funds through short-term secured borrowings or additional CMOs, and diminishes the potential expansion of our long-term mortgage portfolio. As a result, our objective is to pledge additional collateral for CMOs only in the amount required to obtain an investment grade rating by nationally recognized rating agencies. Our total loss exposure is limited to total capital invested in the CMOs at any point in time.

For additional information regarding CMOs refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and “Note H—CMO Borrowings” in the accompanying notes to the consolidated financial statements.

Prior to the issuance of CMOs, we use reverse repurchase agreements as short-term financing at interest rates that are consistent with our investment objectives. A reverse repurchase agreement acts as a financing vehicle under which we effectively pledge our mortgages as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At maturity of the reverse repurchase agreement, we are required to repay the loan and correspondingly we receive our collateral. Our borrowing agreements require us to pledge cash, additional mortgages or additional investment securities backed by mortgages in the event the market value of existing collateral declines. We may be required to sell assets to reduce our borrowings to the extent that cash reserves are insufficient to cover such deficiencies in collateral.

For additional information regarding reverse repurchase agreements refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and “Note G—Reverse Repurchase Agreements” in the accompanying notes to the consolidated financial statements.

Interest Rate Hedging

Our primary objective is to hedge our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate hedge program is formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on adjustable rate CMO borrowings resulting from the following:

•	interest rate adjustment limitations on mortgages held for long-term investment due to periodic and lifetime interest rate cap features; and

•	mismatched interest rate adjustment periods between mortgages held for long-term investment and borrowings.

To mitigate our exposure to the effect of changing interest rates on cash flows on our adjustable rate CMO borrowings, we acquire derivative instruments in the form of interest rate cap agreements, or “caps,” interest rate floor agreements, or “floors” and interest rate swap agreements, or “swaps,” collectively, “derivative instruments.”

For additional information regarding interest rate hedging activities refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and “Note O—Derivative Instruments and Hedging Activities” in the accompanying notes to the consolidated financial statements.

Mortgage Operations

The mortgage operations acquire, originate, sell and securitize primarily adjustable rate and fixed rate Alt-A mortgages and, to a lesser extent B/C mortgages, from correspondents, mortgage bankers and brokers and retail customers.

Correspondent Acquisition Channel. The mortgage operations acquire primarily adjustable rate and fixed rate Alt-A mortgages from its network of third party correspondents on a flow (loan-by-loan) basis or on a bulk basis from correspondent mortgage companies. Correspondents originate and close mortgages under the mortgage operations’ mortgage programs. Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations acts as an intermediary between the originators of mortgages that do not meet the guidelines for purchase by Fannie Mae and Freddie Mac and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgages.

Bulk Acquisition Channel. The mortgage operations also invest in non-Impac Alt-A mortgages that are underwritten to guidelines substantially similar, but not specific, to those of the mortgage operations. These mortgages are purchased on a bulk basis and borrowers have historically had higher credit scores than Alt-A mortgages acquired from the mortgage operations’ network of correspondent sellers.

Wholesale and Retail Origination Channel. The mortgage operations market, underwrite, process and fund mortgages for wholesale and, to a lesser extent, retail customers. The wholesale origination channel works directly with mortgage bankers and brokers to originate, underwrite and fund their mortgages. Many wholesale customers cannot conduct business with the mortgage operations as correspondents because they do not have the necessary financing to close mortgages in their name. Through its retail channel, the mortgage operations markets mortgages directly to the public.

B/C Origination Channel. Novelle originates B/C mortgages through a network of wholesale mortgage bankers and brokers and subsequently sells its mortgages to third party investors for cash gains.

Marketing Strategy

We believe that we can compete effectively with other Alt-A mortgage conduits through our efficient loan purchasing process, flexible purchase commitment options, competitive pricing and by designing Alt-A mortgages that suit the needs of our correspondents and mortgage bankers and brokers and their borrowers. Our principle strategy is to expand our market position as a low-cost nationwide acquirer and originator of Alt-A mortgages, while continuing to emphasize an efficient centralized operating structure. To help accomplish this, we have developed a second-generation web-based automated underwriting system called Impac Direct Access System for Lending, or “iDASLg2.” iDASLg2 substantially increases efficiencies for our customers and our mortgage operations by significantly decreasing the processing time for a mortgage while improving employee productivity and maintaining superior customer service.

iDASLg2 is an interactive Internet-based system that allows our customers to automatically underwrite mortgages, enabling our customers to pre-qualify borrowers for various mortgage programs and receive automated approval decisions. iDASLg2 is intended to increase efficiencies not only for our customers but also for the mortgage operations by significantly decreasing the processing time for a mortgage. iDASLg2 improves employee production and maintains superior customer service, which together leads to higher closing ratios, improved profit margins and increased profitability at all levels of our business operations. Most importantly, iDASLg2 allows us to move closer to our correspondents and mortgage bankers and brokers with minimal future capital investment while maintaining centralization, a key factor in the success of our operating strategy. All of our correspondents submit mortgages via iDASLg2 and all wholesale mortgages delivered by mortgage bankers and brokers are directly underwritten through iDASLg2. Non-Impac mortgages purchased on a bulk basis are not underwritten through iDASLg2.

We also focus on expansion opportunities to attract correspondent originators and mortgage bankers and brokers to our nationwide network in order to increase mortgage acquisitions and originations in a controlled manner. This allows us to shift the high fixed costs of interfacing with the homeowner to our correspondents and mortgage bankers and brokers. This marketing strategy is designed to accomplish the following three objectives:

•	attract a geographically diverse group of both large and small correspondent originators and mortgage bankers and brokers;

•	establish relationships with correspondents and mortgage bankers and brokers that facilitate their ability to offer a variety of loan products designed by the mortgage operations; and

•	purchase mortgages and securitize and sell them in the secondary market or to the long-term investment operations.

In order to accomplish our production objectives, we design and offer mortgage products that we believe are attractive to potential Alt-A borrowers and to end-investors in Alt-A mortgages and mortgage-backed securities. We have historically emphasized and continue to emphasize flexibility in our mortgage product mix as part of our strategy to attract and establish long-term relationships with our correspondents and mortgage bankers and brokers. We also maintain relationships with numerous investors so that we may develop mortgage products that may be of interest to them as market conditions change. In response to the needs of our correspondents, and as part of our strategy to facilitate the sale of our mortgages through the mortgage operations, our marketing strategy offers efficient response time in the purchase process, direct and frequent contact with our correspondents and mortgage bankers and brokers through a trained sales force and flexible commitment programs. Finally, due to the price sensitivity of most homebuyers, we are competitive in pricing our products in order to attract sufficient numbers of mortgages.

Mortgage Acquisitions and Originations

Mortgages acquired and originated by the mortgage operations are adjustable rate and fixed rate Alt-A mortgages. A portion of Alt-A mortgages that are acquired and originated by the mortgage operations exceed the maximum principal balance for a conforming loan purchased by Fannie Mae or Freddie Mac, which is currently $333,700. Mortgages that exceed such maximum principal balance are referred to as “jumbo loans.” We generally do not acquire or originate Alt-A mortgages with principal balances above $1.0 million. Alt-A mortgages generally consist of jumbo loans or other mortgages that are acquired and originated in accordance with underwriting or product guidelines that differ from those applied by Fannie Mae and Freddie Mac. Alt-A mortgages may involve greater risk as a result of different underwriting and product guidelines. Additionally, a portion of mortgages acquired and originated through the mortgage operations are B/C mortgages, which may entail greater credit risks than Alt-A mortgages. B/C mortgage acquisitions and originations represented 5% and 7% of total acquisitions and originations during 2003 and 2002, respectively.

We generally do not originate B/C mortgages with principal balances above $650,000. In general, B/C mortgages are residential mortgages made to borrowers with lower credit ratings than borrowers of Alt-A mortgages. B/C mortgages are normally subject to higher rates of loss and delinquency than Alt-A mortgages acquired and originated by the mortgage operations. As a result, B/C mortgages normally bear a higher rate of interest and are typically subject to higher fees than Alt-A mortgages. In general, greater emphasis is placed upon the value of the mortgaged property and, consequently, the quality of appraisals, and less upon the credit history of the borrower in underwriting B/C mortgages than in underwriting Alt-A mortgages. In addition, B/C mortgages are generally subject to lower LTV ratios than Alt-A mortgages.

Mortgages acquired or originated by the mortgage operations are generally secured by first liens and, to a lesser extent, second liens on single-family residential properties with either adjustable rate or fixed interest rates. FRMs have a constant interest rate over the life of the loan, which is generally 15 or 30 years. The interest rates on ARMs are typically tied to an index, such as six-month LIBOR, plus a spread and adjust periodically, subject to lifetime interest rate caps and periodic interest rate and payment caps. The initial interest rates on ARMs are typically lower than the average comparable FRM but may be higher than average comparable FRMs over the life of the loan.

We acquire and originate mortgages with the following most common loan characteristics, although we may purchase mortgages with other interest rate, prepayment and maturity characteristics:

•	FRMs that have original terms to maturity ranging from 15 to 30 years with one- to five-year prepayment penalty periods;

•	ARMs that adjust based on six-month LIBOR with terms to maturity ranging from 15 to 30 years with one- to five-year prepayment penalty periods;

•	two-, three- and five-year hybrid ARMs with terms to maturity ranging from 15 to 30 years that subsequently adjust to six-month LIBOR ARMs with one- to five-year prepayment penalty periods; and

•	adjustable rate and fixed rate interest-only mortgages with 5 to 10 year interest-only periods and terms to maturity of 30 years with one- to five-year prepayment penalty periods.

The following table presents mortgage acquisitions and originations by loan characteristic for the periods indicated (in thousands):

	For the year ended December 31,
	2003		2002		2001
	Principal Balance	%	Principal Balance	%	Principal Balance	%
Mortgages by Type:
Fixed rate first trust deeds	$3,812,952	40	$2,159,696	36	$1,570,225	50
Fixed rate second trust deeds	181,173	2	82,145	2	43,074	1
Adjustable rate first trust deeds:
Six-month LIBOR ARMs	1,611,392	17	2,426,865	41	407,599	13
Six-month LIBOR hybrids	3,919,604	41	1,276,792	21	1,133,730	36

Total adjustable rate first trust deeds	5,530,996	58	3,703,657	62	1,541,329	49

Total mortgage acquisitions and originations	$9,525,121	100	$5,945,498	100	$3,154,628	100

Mortgages by Channel:
Correspondent acquisitions:
Impac Alt-A mortgages	$5,399,428	57	$4,286,905	72	$2,213,736	70
Non-Impac Alt-A mortgages	2,159,116	23	164,636	3	169,282	5

Total correspondent acquisitions	7,558,544	80	4,451,541	75	2,383,018	75

Wholesale and retail originations	1,468,697	15	1,089,008	18	683,060	22
B/C originations.	497,880	5	404,949	7	88,550	3

Total mortgage acquisitions and originations	$9,525,121	100	$5,945,498	100	$3,154,628	100

Mortgages by Credit Quality:
Alt-A mortgages	$8,988,018	94	$5,515,573	93	$3,046,532	97
B/C mortgages (1)	537,103	6	429,925	7	108,096	3

Total mortgage acquisitions and originations	$9,525,121	100	$5,945,498	100	$3,154,628	100

Mortgages by Purpose:
Purchase	$4,683,202	49	$3,288,566	55	$1,938,715	61
Refinance	4,841,919	51	2,656,932	45	1,215,913	39

Total mortgage acquisitions and originations	$9,525,121	100	$5,945,498	100	$3,154,628	100

Mortgages by Prepayment Penalty:
With prepayment penalty	$7,165,949	75	$4,677,078	79	$2,058,746	65
Without prepayment penalty	2,359,172	25	1,268,420	21	1,095,882	35

Total mortgage acquisitions and originations	$9,525,121	100	$5,945,498	100	$3,154,628	100

(1)	2003, 2002 and 2001 includes $497.9 million, $404.9 million and $88.6 million, respectively, of B/C mortgages originated by Novelle that were subsequently sold to third party investors for cash gains.

Our mortgage acquisition and origination activities focus on those regions of the country where higher volumes of Alt-A mortgages are originated including California, Florida, New York, Colorado, New Jersey, Maryland, Virginia, Illinois, Arizona and Nevada. During the years ended December 31, 2003 and 2002, mortgages secured by California and Florida properties accounted for an aggregate of approximately 76% and 56%, respectively, of mortgage acquisitions and originations during both years.

Of the $9.5 billion in principal balance of mortgages acquired and originated in 2003, $3.7 billion, or 39%, were acquired from our top ten correspondents. Express Lending Group accounted for $925.9 million, or 10%, of mortgages acquired and originated by the mortgage operations in 2003. No other correspondents or bankers and brokers accounted for more than 10% of the total mortgages acquired and originated by the mortgage operations in 2003.

Underwriting

We have developed comprehensive purchase guidelines for the acquisition and origination of mortgages. Each mortgage underwritten assesses the borrower’s credit score, ability and willingness to repay the mortgage obligation and the adequacy of the mortgaged property as collateral for the mortgage. Subject to certain exceptions and the type of mortgage product, each purchased mortgage generally conforms to the loan parameters and eligibility requirements specified in our seller/servicer guide with respect to, among other things, loan amount, type of property, compliance, LTV ratio, mortgage insurance, credit history, debt service-to-income ratio, appraisal and loan documentation.

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

Securitization and Sale

After acquiring mortgages from correspondents on a flow or bulk basis and originating mortgages through wholesale and retail channels, the mortgage operations sell and securitize mortgages to permanent investors. The mortgage operations sell substantially all of its ARM acquisitions to the long-term investment operations at prices comparable to prices available from third party investors at the date of sale. When a sufficient volume of FRMs with similar characteristics has been accumulated, generally $100 million to $350 million, the mortgage operations may sell bulk packages, referred to as whole loan sales, to third party investors, securitize them through the issuance of mortgage-backed securities in the form of real estate mortgage investment conduits, or “REMICs,” or sell them to the long-term investment operations.

During 2003, the mortgage operations transferred $5.8 billion in principal balance of mortgages to the long-term investment operations, sold $2.7 billion in principal balance of mortgages as whole loan sales and sold $887.5 million in principal balance of mortgages as REMICs. Generally, the mortgage operations sells all of its mortgage acquisitions and originations to third party investors as servicing released, which means that it does not retain primary mortgage servicing rights.

The period of time between when we commit to purchase mortgages and the time we sell or securitize mortgages generally ranges from 15 to 45 days, depending on certain factors, including the length of the purchase commitment period, volume by product type and the securitization process. REMICs are accounted for as sales transactions and eliminate any long-term residual investment in such mortgages. REMIC securities consist of one or more classes of “regular interests” and a single class of “residual interest.” The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. REMICs created by us are structured so that one or more of the classes of securities are rated investment grade by at least one nationally recognized rating agency. The ratings for our REMICs are based upon the perceived credit risk by the applicable rating agency of the underlying mortgages, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on mortgages as required by law or a bankruptcy court.

Interest Rate Hedging

The mortgage operations hedges interest rate risk and price volatility on its pipeline of rate-locked mortgage purchase commitments, or “mortgage pipeline,” during the time it commits to acquire or originate mortgages at a pre-determined rate and the time it sells or securitizes mortgages. To mitigate interest rate and price volatility risks, the mortgage operations may enter into derivative instruments. The nature and quantity of derivative instruments are determined based on various factors, including market conditions and the expected volume of mortgage acquisitions and originations. On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” or “SAB 105,” which clarifies the SEC’s position on the accounting for loan commitments. Consistent with SFAS 149, the SAB states that loan commitments are treated as derivative instruments. The SAB also addresses the issues of not recognizing cashflows associated with servicing prior to the sale or securitization of funded loans and certain other disclosure issues pertaining to loan commitments. We have not determined the effect of this SAB on our accounting for loan commitments.

For additional information regarding interest rate hedging activities refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and “Note O—Derivative Instruments and Hedging Activities” in the accompanying notes to the consolidated financial statements.

Master Servicing

We retain master servicing rights on substantially all of our Alt-A and multi-family mortgage acquisitions and originations. Our function as master servicer includes collecting loan payments from other loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or loans master serviced. In addition, as master servicer, we monitor compliance with our servicing guidelines and are required to perform, or to contract with a third party to perform, all obligations not adequately performed by any loan servicer. We may also be required to advance funds to cover interest payments not received from borrower’s depending on the status of their mortgages. We also earn income or incur expense on principal and interest payments we receive from our borrowers until those payments are remitted to the investors in those mortgages. Master servicing fees are generally 0.03% per annum on the declining principal balances of the loans serviced. At year-end 2003, we master serviced 65,255 mortgages with a principal balance of $13.9 billion.

The following table presents the amount of delinquent mortgages in our master servicing portfolio for the periods indicated (dollars in thousands):

	As of December 31,
	2003		2002		2001
	Principal Balance of Mortgages	% of Master Servicing Portfolio	Principal Balance of Mortgages	% of Master Servicing Portfolio	Principal Balance of Mortgages	% of Master Servicing Portfolio
Loans delinquent for:
60-89 days	$105,455	0.76%	$100,878	1.16%	$72,460	1.30%
90 days and over	87,297	0.63	71,466	0.82	72,544	1.30

Total 60 days and over	192,752	1.39	172,344	1.98	145,004	2.60
Foreclosures pending	158,261	1.14	212,309	2.44	132,571	2.38
Bankruptcies pending	19,912	0.14	26,402	0.30	22,054	0.40

Total	$370,925	2.67%	$411,055	4.72%	$299,629	5.38%

Servicing

We sell or subcontract all of our servicing obligations to independent third parties pursuant to sub-servicing agreements. We believe that the sale of servicing rights or the selection of third-party sub-servicers is more effective than establishing a servicing department within our mortgage operations. However, part of our responsibility is to continually monitor the performance of servicers or sub-servicers through performance reviews and regular site visits. Depending on our reviews, we may in the future rely on our internal default management group to take an ever more active role to assist servicers or sub-servicers in the servicing of our mortgages. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of un-remedied defaults in accordance with our guidelines. Servicing fees range from 0.25% per annum for FRMs to 0.50% per annum for B/C mortgages and 0.375% for ARMs on the declining principal balances of loans serviced. We generally acquire all of our mortgages on a servicing released basis. To the extent the mortgage operations finances the acquisition of mortgages with warehouse facilities provided by the warehouse lending operations, the mortgage operations pledges mortgages and the related servicing rights to the warehouse lending operations as collateral. As a result, the warehouse lending operations has an absolute right to control the servicing of such mortgages, including the right to collect payments on the underlying mortgages, and to foreclose upon the underlying real property in the case of default. Typically, the warehouse lending operations delegates its right to service the mortgages securing the warehouse line to the mortgage operations.

The following table presents information regarding our mortgage servicing portfolio, including mortgages held-for-sale and mortgages held for long-term investment, for the periods shown (dollars in millions, except average loan size):

	As of December 31,
	2003	2002	2001
Beginning servicing portfolio	$2,653.4	$1,754.4	$2,428.9
Add: Loan acquisitions and originations	9,525.1	5,945.5	3,154.7
Less: Servicing transferred and principal repayment (1)	(10,776.4)	(5,046.5)	(3,829.2)

Ending servicing portfolio	$1,402.1	$2,653.4	$1,754.4

Number of loans serviced	6,695	15,987	14,570
Average loan size	209,000	$166,000	$120,000
Weighted average coupon	6.28%	7.26%	8.80%

(1)	Includes the sale of mortgages on a servicing released basis and the sale of servicing rights on mortgages owned and scheduled and unscheduled principal repayments.

Warehouse Lending Operations

The warehouse lending operations provide warehouse financing to affiliated companies and reverse repurchase financing to approved non-affiliated mortgage bankers, or “non-affiliated clients,” some of which are correspondents of the mortgage operations, to finance mortgages during the time from the closing of the mortgages to sale or other settlement with pre-approved investors. The warehouse lending operations relies mainly on the sale or liquidation of the mortgages as a source of repayment. Any claim of the warehouse lending operations as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Borrowings under warehouse facilities are presented on our balance sheet as finance receivables. Terms of non-affiliated clients’ warehouse lines, including the commitment amount, are determined based upon the financial strength, historical performance and other qualifications of the borrower. As of December 31, 2003, the warehouse lending operations had approved warehouse lines to non-affiliated clients of $1.0 billion, of which $630.0 million was outstanding, as compared to $665.0 million and $664.0 million, respectively, as of December 31, 2002.

Regulation

We establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and determine maximum loan amounts. Our mortgage acquisition and origination activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act and the regulations promulgated thereunder. These laws and regulations prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. Our mortgage acquisition and origination activities are also subject to state and local laws and regulations, including predatory lending laws, and may also be subject to applicable state usury statutes. IFC is an approved Fannie Mae and Freddie Mac seller and/or servicer. In addition, IFC is required annually to submit to Fannie Mae and Freddie Mac audited financial statements, or the equivalent, and each regulatory entity has its own financial requirements for sellers/servicers. IFC’s affairs are also subject to examination by Fannie Mae and Freddie Mac at any time to assure compliance with applicable regulations, policies and procedures.

Competition

In acquiring and originating Alt-A mortgages and issuing securities backed by such loans, we compete with established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers and brokers, insurance companies, other lenders and other entities purchasing mortgage assets. Consolidation in the mortgage banking industry may also reduce the number of current correspondents and independent mortgage bankers and brokers available to the mortgage operations, reducing our potential customer base and resulting in the mortgage operations acquiring and originating a larger percentage of mortgages from a smaller number of customers. Changes of this nature could negatively impact our businesses.

Mortgage-backed securities issued by the mortgage operations and the long-term investment operations face competition from other investment opportunities available to prospective investors. We face competition in our mortgage operations and warehouse lending operations from other financial institutions, including but not limited to banks and investment banks. Our main competitors include IndyMac Bancorp, Inc., Greenpoint Financial Corporation, Residential Funding Corporation, Aurora Loan Services, Inc. and Credit Suisse First Boston Corporation.

Competition can take place on various levels, including convenience in obtaining a mortgage, service, marketing, origination channels and pricing. We depend primarily on correspondents and independent mortgage bankers and brokers for the acquisition and origination of mortgages. These independent mortgage bankers and brokers deal with multiple lenders for each prospective borrower. We compete with these lenders for the independent bankers and brokers’ business on the basis of price, service, loan fees, costs and other factors. Our competitors also seek to establish relationships with such bankers and brokers, who are not obligated by contract or otherwise to do business with us. Many of the institutions with which we compete in our mortgage operations and warehouse lending operations have significantly greater financial resources than we have. However, we can compete effectively with other Alt-A mortgage conduits through our efficient loan purchasing process, flexible purchase commitment options and competitive pricing and by designing Alt-A mortgages that suit the needs of our correspondents and their borrowers, which is intended to provide sufficient credit quality to our investors.

Risk factors, as outlined below, provide additional information related to risks associated with competition in the mortgage banking industry.

Employees

As of December 31, 2003, we had a total of 529 full- and part-time employees and temporary and contract employees. The mortgage operations employed 480 full- and part-time employees and temporary and contract employees, of which 87 were employed by Novelle. The warehouse lending operations employed 31 full- and part-time employees and temporary and contract employees. The long-term investment operations employed 18 full- and part-time employees and temporary and contract employees. Management believes that relations with its employees are good. We are not a party to any collective bargaining agreements.

Revisions in Policies and Strategies

Our board of directors has approved our investment and operating policies and strategies. Our core operations involve the acquisition and origination of mortgages and their subsequent securitization and sale. We also act as a warehouse lender providing financing facilities to mortgage originators. These operations and their associated policies and strategies, are further described herein. Our board of directors has delegated asset/liability management to the Asset/Liability Committee, or “ALCO,” which reports to the board of directors at least quarterly. See a further discussion of ALCO in Item 7. “Management’s Discussion of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” Any of our policies, strategies and activities may be modified or waived by our board of directors without stockholder consent. Developments in the market, which affect the policies and strategies mentioned herein or which change our assessment of the market, may cause our board of directors to revise our policies and financing strategies.

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

The long-term investment operations primarily invest in Alt-A and multi-family mortgages and, to a lesser extent, B/C mortgages that are acquired from our mortgage operations. The long-term investment operation does not limit the proportion of its assets that may be invested in each type of mortgage.

We closely monitor our acquisition and investment in mortgage assets and the sources of our income, including income or expense from hedging strategies, to ensure at all times that we maintain our qualifications as a REIT. We have developed certain accounting systems and testing procedures to facilitate our ongoing compliance with the REIT provisions of the Internal Revenue Code. No changes in our investment policies and operating strategies, including credit criteria for mortgage asset investments, may be made without the approval of our board of directors.

We may at times and on terms that our board of directors deems appropriate:

•	Issue senior securities - In December 1998, we issued $30.0 million of Series B 10.5% Convertible Preferred Stock. In February 2000, all shares of Series B Convertible Preferred Stock were exchanged for Series C 10.5% Cumulative Convertible Preferred Stock and the conversion rate was adjusted to $4.72 per share from $4.95 per share convertible into 5.29661 shares of common stock from 5.050505 shares of common stock. In August 2001, the shares of Series C Preferred Stock were converted to common stock;

•

Borrow money - We finance our operations in large part through the issuance of CMOs and short-term borrowings under reverse repurchase agreements. In addition, in March 1999, certain of our stockholders exchanged 1,359,507 shares of our common stock held by them, at an average price of $5.70 per share, for our 11% senior subordinated debentures due February 15, 2004. The debentures bore interest at 11% per annum and mature on February 15, 2004. In June 2001, we redeemed all of the debentures at a price equal to the face amount of the debentures plus accrued and unpaid interest;

•	Make loans to other persons - The warehouse lending operations provide reverse repurchase financing to affiliated companies and to approved non-affiliated clients, some of which are correspondents of the mortgage operations, to finance mortgages during the time from the closing of the mortgages to their sale or other settlement with pre-approved investors;

•	Engage in the purchase and sale of investments-In connection with the issuance of mortgage-backed securities by our mortgage operations in the form of REMICs, our long-term investment operations may retain senior or subordinated securities on a short- or long-term basis;

•	Offer securities in exchange for property - In March 1999, certain of our stockholders exchanged 1,359,507 shares of their common stock at an average price of $5.70 per share for 11% senior subordinated debentures; and,

•	Repurchase or otherwise reacquire our shares or other securities in the future - During 2000, we adopted a repurchase plan to repurchase up to $3.0 million of our common stock in the open market. During 2001 and 2000, we repurchased 1,015,950 shares for $2.3 million. All repurchased shares were cancelled. During 2002 and 2003, we did not repurchase any shares of common stock. In February of 2004, the share repurchase program was cancelled by our board of directors.

We may also invest in securities of other issuers for the purpose of exercising control and underwrite the securities of other issuers, although we have not done so in the past and have no present intention to do so. Historically, we have and intend to continue to distribute annual reports to our stockholders, including financial statements audited by independent auditors, describing our current business and strategy.

Risk Factors

Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note B—Mortgages Held-for-Sale,” “Note C—CMO collateral,” “Note D—Mortgages Held-for-Investment Collateral,” and “Note E—Finance Receivables” and in the accompanying notes to the consolidated financial statements.

Risks Related To Our Businesses

A prolonged economic downturn or recession would likely result in a reduction of our mortgage origination activity which would adversely affect our financial results.

The United States economy has undergone and may in the future, undergo, a period of slowdown, which some observers view as a recession. An economic downturn or a recession may have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages will adversely affect our ability to expand our long-term mortgage portfolio, our principal means of increasing our earnings. In addition, a decline in new mortgage activity will likely result in reduced activity for our warehouse lending operations and our long-term investment operations. In the case of our mortgage operations, a decline in mortgage activity may result in fewer loans that meet its criteria for purchase and securitization or sale, thus resulting in a reduction in interest income and fees and gain on sale of loans. We may also experience larger than previously reported losses on our long-term mortgage portfolio due to a higher level of defaults or foreclosures on our mortgages.

If we are unable to generate sufficient liquidity we will be unable to conduct our operations as planned.

If we cannot generate sufficient liquidity, we will be unable to continue to grow our operations, grow our asset base, maintain our current hedging policy and pay dividends. We have traditionally derived our liquidity from the following primary sources:

•	financing facilities provided to us by others to acquire or originate mortgage assets;

•	whole loan sales and securitizations of acquired or originated mortgages;

•	our issuance of equity and debt securities;

•	excess cash flow from our long-term mortgage portfolio; and

•	earnings from operations.

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

During the year ended December 31, 2000, we experienced a net loss of $54.2 million. The net loss incurred during 2000 included accounting charges of $68.9 million. The accounting charges were the result of write-downs of non-performing investment securities secured by mortgages and additional increases in the provision for loan losses to provide for the deterioration of the performance of collateral supporting specific investment securities. During the year ended December 31, 1998, we experienced a net loss of $5.9 million primarily as the mortgage industry experienced substantial turmoil as a result of a lack of liquidity in the secondary markets, which caused us to sell mortgages at losses to meet margin calls on our financing facilities. During the year ended December 31, 1997, we experienced a net loss of $16.0 million. The net loss incurred during 1997 included an accounting charge of $44.4 million that was the result of expenses related to the termination and buyout of our management agreement with Imperial Credit Advisors, Inc. We cannot be certain that revenues will remain at current levels or improve or that we will be profitable in the future, which could prevent us from effectuating our business strategy.

If we are unable to complete securitizations or if we experience delayed mortgage loan sales or securitization closings, we could face a liquidity shortage which would adversely affect our operating results.

We rely significantly upon securitizations to generate cash proceeds to repay borrowings and replenish our borrowing capacity. If there is a delay in a securitization closing or any reduction in our ability to complete securitizations we may be required to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing mortgage sales or securitizations of our mortgages increase our risk by exposing us to credit and interest rate risks for this extended period of time. Furthermore, gains on sales from certain of our securitizations represent a significant portion of our earnings. Several factors could affect our ability to complete securitizations of our mortgages, including:

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

Our use of CMOs may expose our operations to credit losses.

To grow our long-term mortgage portfolio, we borrow a substantial portion of the market value of substantially all of our investments in mortgages in the form of CMOs. There are no limitations on the amount we may borrow, other than the aggregate value of the underlying mortgages. We currently use CMOs as financing vehicles to increase our leverage, since mortgages held for CMO collateral are retained for investment rather than sold in a secondary market transaction.

Retaining mortgages as collateral for CMOs exposes our operations to greater credit losses than does the use of other securitization techniques that are treated as sales because as the equity holder in the security, we are allocated losses from the liquidation of defaulted loans first prior to any other security holder. Although our liability under a collateralized mortgage obligation is limited to the collateral used to create the collateralized mortgage obligation, we generally are required to make a cash equity investment to fund collateral in excess of the amount of the securities issued in order to obtain the appropriate credit ratings for the securities being sold, and therefore obtain the lowest interest rate available, on the CMOs. If we experience greater credit losses than expected on the pool of loans subject to the CMO, the value of our equity investment will decrease and we may have to increase the allowance for loan losses on our financial statements.

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

Our operations, as a mortgage loan acquirer and originator or a warehouse lender, may be adversely affected by rising and falling interest rates. Interest rates have been low over the past few years; however any increase in interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. This may decrease the amount of mortgages available to be acquired or originated by our mortgage operations and decrease the demand for warehouse financing provided by our warehouse lending operations, which could adversely affect our operating results. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgages at lower long-term fixed interest rates. Increased loan prepayments could lead to a reduction in the number of loans in our long-term mortgage portfolio and reduce our net interest income. Rising interest rates may also increase delinquencies, foreclosures and losses on our adjustable rate mortgages.

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

Our principal source of revenue is net interest income or net interest spread from our long-term mortgage portfolio, which is the difference between the interest we earn on our interest earning assets and the interest we pay on our interest bearing liabilities. The rates we pay on our borrowings are independent of the rates we earn on our assets and may be subject to more frequent periodic rate adjustments. Therefore, we could experience a decrease in net interest income or a net interest loss because the interest rates on our borrowings could increase faster than the interest rates on our assets. If our net interest spread becomes negative, we will be paying more interest on our borrowings than we will be earning on our assets and we will be exposed to a risk of loss.

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

Our long-term mortgage portfolio includes mortgages that are six-month LIBOR hybrid ARMs. These are mortgages with fixed interest rates for an initial period of time, after which they begin bearing interest based upon short-term interest rate indices and adjust periodically. We generally fund mortgages with adjustable interest rate borrowings having interest rates that are indexed to short-term interest rates and adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings and that increase is not offset by a corresponding increase in the rates at which interest accrues on our assets or by various interest rate hedges that we have in place at any given time, our net interest margin will decrease or become negative. We may suffer a net interest loss on our ARMs that have interest rate caps if the interest rates on our related borrowings increase.

ARMs typically have interest rate caps, which limit interest rates charged to the borrower during any given period. Our borrowings are not subject to similar restrictions. As a result, in a period of rapidly increasing interest rates, the interest rates we pay on our borrowings could increase without limitation, while the interest rates we earn on our ARMs would be capped. If this occurs, our net interest spread could be significantly reduced or we could suffer a net interest loss.

Increased levels of early prepayments of mortgages may accelerate our expenses and decrease our net income.

Mortgage prepayments generally increase on our ARMs when fixed mortgage interest rates fall below the then-current interest rates on outstanding ARMs. Prepayments on mortgages are also affected by the terms and credit grades of the mortgages, conditions in the housing and financial markets and general economic conditions. If we acquire mortgages at a premium and they are subsequently repaid, we must expense the unamortized premium at the time of the prepayment. We could possibly lose the opportunity to earn interest at a higher rate over the expected life of the mortgage. Also, if prepayments on mortgages increase when interest rates are declining, our net interest income may decrease if we cannot reinvest the prepayments in mortgage assets bearing comparable rates.

We generally acquire mortgages on a servicing released basis, meaning we acquire both the mortgages and the rights to service them. This strategy requires us to pay a higher purchase price or premium for the mortgages. If the mortgages that we acquire at a premium prepay faster than originally projected, generally accepted accounting principles, or “GAAP,” require us to write down the remaining capitalized premium amounts at a faster speed than was originally projected, which would decrease our current net interest income.

We may be subject to losses on mortgages for which we do not obtain credit enhancements.

We do not obtain credit enhancements such as mortgage pool or special hazard insurance for all of our mortgages and investments. Generally, we require mortgage insurance on any mortgage with an LTV ratio greater than 80%. During the time we hold mortgages for investment, we are subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance. If a borrower defaults on a mortgage that we hold, we bear the risk of loss of principal to the extent there is any deficiency between the value of the related mortgaged property and the amount owing on the mortgage loan and any insurance proceeds available to us through the mortgage insurer. In addition, since defaulted mortgages, which under our financing arrangements are mortgages that are generally 60 to 90 days delinquent in payments, may be considered negligible collateral under our borrowing arrangements, we could bear the risk of being required to own these loans without the use of borrowed funds until they are ultimately liquidated or possibly sold at a loss.

Our mortgage products expose us to greater credit risks.

We are an acquirer and originator of Alt-A mortgages, and to a lesser extent, multi-family and B/C mortgages. These are mortgages that generally may not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac. Our operations may be negatively affected due to our investments in these mortgages. Credit risks associated with these mortgages may be greater than those associated with conforming mortgages. The interest rates we charge on these mortgages are often higher than those charged for conforming loans in order to compensate for the higher risk and lower liquidity. Lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold. By doing this, we assume the potential risk of increased delinquency rates and/or credit losses as well as interest rate risk. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and/or credit losses.

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

Further, any material decline in real estate values increases the LTV ratios of mortgages previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Any sustained period of increased delinquencies, foreclosures or losses after the mortgages are sold could adversely affect the pricing of our future loan sales and our ability to sell or securitize our mortgages in the future. In the past, certain of these factors have caused revenues and net income of many participants in the mortgage industry, including us, to fluctuate from quarter to quarter.

Our multi-family mortgages expose us to increased lending risks.

Generally, we consider multi-family mortgages to involve a higher degree of risk compared to first mortgages on one- to four-family, owner occupied residential properties. These mortgages have higher risks than mortgages secured by residential real estate because repayment of the mortgages often depends on the successful operations and the income stream of the borrowers. Furthermore, multi-family mortgages typically involve larger mortgage balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgages.

Our use of second mortgages exposes us to greater credit risks.

Our security interest in the property securing second mortgages is subordinated to the interest of the first mortgage holder and the second mortgages have a higher combined LTV ratio than does the first mortgage. If the value of the property is equal to or less than the amount needed to repay the borrower’s obligation to the first mortgage holder upon foreclosure, our second mortgage loan will not be repaid.

The geographic concentration of our mortgages increases our exposure to risks in those areas.

We do not set limitations on the percentage of our long-term mortgage portfolio composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. Historically, a majority of our mortgage acquisitions and originations, long-term mortgage portfolio and finance receivables were secured by properties in California and, to a lesser extent, Florida. For instance, certain parts of California have experienced an economic downturn in past years and California and Florida have suffered the effects of certain natural hazards. Declines in those residential real estate markets may reduce the values of the properties collateralizing the mortgages, increase foreclosures and losses and have material adverse effect on our results of operations or financial condition.

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

A substantial interruption in our use of iDASLg2 may adversely affect our level of mortgage acquisitions and originations.

We utilize the Internet in our business principally for the implementation of our automated mortgage origination program, iDASLg2. iDASLg2 allows our customers to pre-qualify borrowers for various mortgage programs based on criteria requested from the borrower and renders an automated underwriting decision by issuing an approval of the mortgage loan or a referral for further review or additional information. Substantially, all of our correspondents submit mortgages through iDASLg2 and all wholesale mortgages delivered by mortgage bankers and brokers are directly underwritten through the use of iDASLg2. iDASLg2 may be interrupted if the Internet experiences periods of poor performance, if our computer systems or the systems of our third-party service providers contain defects, or if customers are reluctant to use or have inadequate connectivity to the Internet. Increased government regulation of the Internet could also adversely affect our use of the Internet in unanticipated ways and discourage our customers from using our services. If our ability to use the Internet in providing our services is impaired, our ability to originate or acquire mortgages on an automated basis could be delayed or reduced. Furthermore, we rely on a third party hosting company in connection with the use of iDASLg2. If the third party hosting company fails for any reason, and adequate back-up is not implemented in a timely manner, it may delay and reduce those mortgage acquisitions and originations done through iDASLg2. Any substantial delay and reduction in our mortgage acquisitions and originations will reduce our net earnings for the applicable period.

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

We compete in acquiring and originating Alt-A, B/C and multi-family mortgages and issuing mortgage-backed securities with other mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers and brokers, insurance companies, other lenders, and other entities purchasing mortgage assets.

We also face intense competition from Internet-based lending companies where entry barriers are relatively low. Some of our competitors are much larger than we are, have better name recognition than we do, and have far greater financial and other resources. Government-sponsored entities, in particular Fannie Mae and Freddie Mac, are also expanding their participation in the Alt-A mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage over us that allows them to price mortgages at lower rates than we are able to offer. This phenomenon may seriously destabilize the Alt-A mortgage industry. In addition, if as a result of what may be less-conservative, risk-adjusted pricing, these government-sponsored entities experience significantly higher-than-expected losses, it would likely adversely affect overall investor perception of the Alt-A and B/C mortgage industry because the losses would be made public due to the reporting obligations of these entities.

The intense competition in the Alt-A, B/C and multi-family mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail and wholesale structure and information systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could have a material adverse effect on our business, financial condition, liquidity and results of operations.

The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the Alt-A, B/C and multi-family mortgage industry. Competition in the industry can take many forms, including interest rates and costs of a loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. Price competition would lower the interest rates that we are able to charge borrowers, which would lower our interest income. Price-cutting or discounting reduces profits and will depress earnings if sustained for any length of time. If our competition uses less stringent underwriting standards we will be pressured to do so as well, resulting in greater loan risk without being able to price for that greater risk. Our competitors may lower their underwriting standards to increase their market share. If we do not relax underwriting standards in the face of competition, we may lose market share. Increased competition may also reduce the volume of our loan originations and acquisitions. Any increase in these pricing and credit pressures could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are exposed to potential credit losses in providing warehouse financing.

As a warehouse lender, we lend money to mortgage bankers on a secured basis and we are subject to the risks associated with lending to mortgage bankers, including the risks of fraud, borrower default and bankruptcy, any of which could result in credit losses for us. The fraud risk includes financing of nonexistent loans that could result in the loss of all sums we have advanced to the borrower. Also, our claims as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay.

Our operating results may be adversely affected by the results of our hedging activities.

To offset the risks associated with our mortgage operations, we enter into transactions designed to hedge our interest rate risks. To offset the risks associated with adjustable rate borrowings, we attempt to match the interest rate sensitivities of our ARMs with the associated financing liabilities. Our management determines the nature and quantity of the hedging transactions based on various factors, including market conditions and the expected volume of mortgage acquisitions. While we believe that we properly hedge our interest rate risk, we may not, and in some cases will not, be permitted to use hedge accounting as established by the Financial Accounting Standards Board, or FASB,” under the provisions of Statement of Financial Accounting Standards No. 133, or “SFAS 133,” to account for our hedging activities. The effect of our hedging strategy may result in some volatility in our quarterly earnings as interest rates go up or down. It is possible that there will be periods during which we will incur losses on hedging activities. In addition, if the counter parties to our hedging transactions are unable to perform according to the terms of the contracts, we may incur losses. While we believe we prudently hedge our interest rate risk, our hedging transactions may not offset the risk of adverse changes in net interest margins.

A reduction in the demand for our loan products may adversely affect our operations.

The availability of sufficient mortgages meeting our criteria is dependent in part upon the size and level of activity in the residential real estate lending market and, in particular, the demand for residential mortgages, which is affected by:

•	interest rates;

•	national economic conditions;

•	residential property values; and

•	regulatory and tax developments.

If our mortgage acquisitions and originations decline, we may have:

•	decreased economies of scale;

•	higher origination costs per loan;

•	reduced fee income;

•	smaller gains on the sale of mortgages; and

•	an insufficient volume of mortgages to generate securitizations which thereby causes us to accumulate mortgages over a longer period.

Our delinquency ratios and our performance may be adversely affected by the performance of parties who service or sub-service our mortgages.

We sell or contract with third-parties for the servicing of all mortgages, including those in our securitizations. Our operations are subject to risks associated with inadequate or untimely servicing. Poor performance by a servicer may result in greater than expected delinquencies and losses on our mortgages. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. Also, with respect to mortgages subject to a securitization, greater delinquencies would adversely impact the value of our equity interest, if any, we hold in connection with that securitization.

In a securitization, relevant agreements permit us to be terminated as servicer or master servicer under specific conditions described in these agreements. If, as a result of a servicer or sub-servicer’s failure to perform adequately, we were terminated as master servicer of a securitization, the value of any master servicing rights held by us would be adversely affected.

We are a defendant in purported class actions and may not prevail in these matters.

Class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations, improper yield spread premiums and other matters are risks faced by all mortgage originators, particularly those in the Alt-A and B/C market. We are a defendant in purported class actions pending in different states. The class actions allege generally that the loan originator improperly charged fees in violation of various state lending or consumer protection laws in connection with mortgages that we acquired. Although the suits are not identical, they generally seek unspecified compensatory damages, punitive damages, pre- and post-judgment interest, costs and expenses and rescission of the mortgages, as well as a return of any improperly collected fees. The other purported class action claims damages for sending out unsolicited faxes and seeks statutory and treble damages. These actions are in the early stages of litigation and, accordingly, it is difficult to predict the outcome of these matters. We believe we have meritorious defenses to the actions and intend to defend against them vigorously; however, an adverse judgment in any of these matters could have a material adverse effect on us.

Regulatory Risks

We may be subject to fines or other penalties based upon the conduct of our independent brokers or correspondents.

The mortgage brokers and correspondents from which we obtain mortgages have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage bankers and brokers, increasingly federal and state agencies have sought to impose such liability. Previously, for example, the United States Federal Trade Commission, or “FTC,” entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a sub-prime mortgage lender responsible for the pricing practices of its mortgage bankers and brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage banker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage bankers and brokers or correspondents.

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

Certain state laws restrict or prohibit prepayment penalties on mortgages. Until July 1, 2003, we had historically relied on the federal Alternative Mortgage Transactions Parity Act, or the “Parity Act,” and related regulations issued by the Office of Thrift Supervision, or “OTS,” to preempt state limitations on prepayment penalties on ARMs. The Parity Act was enacted to extend to financial institutions other than federally chartered depository institutions the federal preemption which federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS issued final regulations that reduce the scope of the Parity Act preemption. The permanent elimination of this federal preemption could have a material adverse affect on our ability to compete effectively with financial institutions that will continue to enjoy federal preemption of state restrictions on prepayment penalties on ARMs.

Violation of various federal, state and local laws may result in losses on our loans.

Applicable state and local laws generally regulate interest rates and other charges, require certain disclosure, and require licensing of the lender. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans. Mortgage loans are also subject to federal laws, including:

•	the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to the borrowers regarding the terms of the loans;

•	the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit;

•	the Fair Credit Reporting Act, which regulates the use and reporting of information related to the borrower’s credit experience;

•	the Depository Institutions Deregulation and Monetary Control Act of 1980, which preempts certain state usury laws; and

•	the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws which regulate alternative mortgage transactions.

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

In order to qualify for this exemption we must maintain at least 55% of our assets directly in mortgages, qualifying pass-through certificates and certain other qualifying interests in real estate. Our ownership of certain mortgage assets may be limited by the provisions of the Investment Company Act. If the SEC adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exception, we could be required to restructure our activities or sell certain of our assets. To insure that we continue to qualify for the exemption we may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher-yielding mortgage assets. The net effect of these factors will be to lower our net interest income. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described. Our business will be materially and adversely affected if we fail to qualify for this exemption.

New regulatory laws affecting the mortgage industry may increase our costs and decrease our mortgage origination and acquisition.

The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, recently enacted and proposed local, state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories, thereby resulting in a reduction of otherwise legitimate Alt-A or B/C lending opportunities. Similarly, recently enacted and proposed local, state and federal privacy laws and laws prohibiting or limiting marketing by telephone, facsimile, email and the Internet may limit our ability to market and our ability to access potential loan applicants. For example, the recently enacted Can Spam Act of 2003 establishes the first national standards for the sending of commercial email allowing, among other things, unsolicited commercial email provided it contains certain information and an opt-out mechanism. We cannot provide any assurance that the proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

Some states and local governments have enacted, or may enact, laws or regulations that prohibit inclusion of some provisions in mortgage loans that have mortgage rates or origination costs in excess of prescribed levels, and require that borrowers be given certain disclosures prior to the consummation of such mortgage loans. Our failure to comply with these laws could subject us to monetary penalties and could result in the borrowers rescinding the mortgage loans, whether held by us or subsequent holders. Lawsuits have been brought in various states making claims against assignees of these loans for violations of state law.

Risks Related To Our Status As A REIT

We may not pay dividends to stockholders.

REIT provisions of the Internal Revenue Code generally require that we annually distribute to our stockholders at least 90% of all of our taxable income. These provisions restrict our ability to retain earnings and thereby generate capital from our operating activities. We may decide at a future date to terminate our REIT status, which would cause us to be taxed at the corporate levels and cease paying regular dividends. In addition, for any year that we do not generate taxable income, we are not required to declare and pay dividends to maintain our REIT status. For instance, due to losses incurred in 2000, we did not declare any dividends from September 2000 until September 2001.

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

If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates. We also may be subject to the federal alternative minimum tax. Unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. Therefore, if we lose our REIT status, the funds available for distribution to stockholders would be reduced substantially for each of the years involved. Failure to qualify as a REIT could adversely affect the value of our common stock.

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

Historically, the market price of our common stock has been volatile. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors including:

•	the amount of dividends paid;

•	availability of liquidity in the securitization market;

•	loan sale pricing;

•	termination of financing agreements;

•	margin calls by warehouse lenders or changes in warehouse lending rates;

•	unanticipated fluctuations in our operating results;

•	prepayments on mortgages;

•	valuations of securitization related assets;

•	cost of funds; and

•	general market conditions.

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

To sustain our growth strategy we intend to raise capital through the sale of equity. The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. We do not know the actual or perceived effect of these offerings, the timing of these offerings, the potential dilution of the book value or earnings per share of our securities then outstanding; and the effect on the market price of our securities then outstanding. In December 2001, we filed a shelf registration statement with the SEC, which allows us to sell up to $300.0 million of securities, including common stock, preferred stock, debt securities and warrants. We may currently sell additional securities worth approximately $21.9 million (gross proceeds) from this shelf registration statement in the future. In December 2003, we filed a shelf registration statement for a total of $500.0 million, which may be used in connection with offerings of debt securities, common stock, preferred stock, warrants, and/or units for general corporate purposes. In February 2004, we issued 5,750,000 shares of common stock from this shelf. We also have shares reserved for future issuance under our Stock Plans. The sale of a large amount of shares or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

ITEM 2.	PROPERTIES

Our primary executive and administrative offices are located at 1401 Dove Street, Newport Beach, California where we have a premises lease expiring in May of 2008 to use approximately 74,000 square feet of office space. During October of 2003, we executed a premises lease located at 1500 Quail Street, Newport Beach, California expiring in November of 2006 to use approximately 15,000 square feet of office space to accommodate expansion. The mortgage operations has six mortgage production offices located in various states with premises lease terms ranging from month to month or one to two years. Novelle has offices located in San Diego, California with lease terms expiring in March 2005 for approximately 21,000 square feet of office space. We believe that these facilities will adequately provide for the near-term growth needs of our core operating businesses.

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

On October 2, 2001, a complaint captioned Deborah Searcy, Shirley Walker, et al. v. Impac Funding Corporation, Impac Mortgage Holdings, Inc. et. al. was filed in the Wayne County Circuit Court, State of Michigan, as a purported class action lawsuit alleging that the defendants violated Michigan’s Secondary Mortgage Loan Act, Credit Reform Act and Consumer Protection Act. A motion to dismiss the complaint has been filed.

On October 10, 2001, a complaint captioned Hayes v. Impac Funding Corporation, et al. was filed in the Circuit Court of Vanderburgh County, Indiana as Case No. 82C01-0110-CP580. This was stated as a purported class action lawsuit alleging a violation of the Indiana Uniform Consumer Credit Code when the loans were originated. This matter was dismissed as to the Impac defendants and the dismissal was affirmed by the Court of Appeals.

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

On July 31, 2003, a purported class action complaint captioned Frazier, et al v. Impac Funding Corp., et al, Case No. 03-2565 was filed in federal court in Tennessee. The causes of action in the action allege violations of Tennessee’s usury statute and Consumer Protection Act. A motion to dismiss the complaint has been filed.

On November 25, 2003, a complaint captioned Michael and Amber Stallings v. Empire Funding Home Loan Owner Trust 1997-3; U.S. Bank, National Association; and Wilmington Trust Company was filed in the United States District Court for the Western District of Tennessee, Case No. 03-2548, as a purported class action lawsuit alleging that the defendants violated Tennessee predatory lending laws governing second mortgage loans. The complaint further alleges that certain assignees of mortgage loans, including two Impac-related trusts, should be included as defendants in the lawsuit.

On February 3, 2004, a complaint captioned James and Jill Baker v. Century Financial Group, Inc, et al was filed in the Circuit Court of Clay County, Missouri, Case No. CV100-4294-CC as a purported class action lawsuit alleging that the defendants violated Missouri’s Second Loan Act and Merchandising Practices Act.

All of the above purported class action lawsuits are similar in nature in that they allege that the mortgage loan originators violated the respective state’s statutes by charging excessive fees and costs when making second mortgage loans on residential real estate. The complaints allege that IFC was a purchaser, and is a holder, along with other affiliated entities, of second mortgage loans originated by other lenders. The plaintiffs in the lawsuits are seeking damages that include disgorgement, restitution, rescission, actual damages, statutory damages, exemplary damages, pre-judgement interest and punitive damages. No material dollar amount of damages are specified in the complaints.

On October 14, 2003, an action was filed in the Circuit Court of Cook County, Illinois as Case No. 03 CH17085 entitled Fast Forward Solutions, LLC v. Novelle Financial Services, Inc. The complaint contains allegation of a class action and alleges that the defendant sent out unsolicited faxes in violation of the Telephone Consumer Protection Act, the Illinois Consumer Fraud Act, and Illinois common law. The plaintiff is seeking statutory and treble damages.

We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to its ultimate outcome. We are a party to other litigation and claims which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such other matters will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders to be voted on during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 11, 2003, our common stock was listed and began trading on the New York Stock Exchange, or “NYSE,” under the symbol “IMH.” Prior to June 11, 2003, our common stock was listed on the American Stock Exchange under the same symbol. The following table summarizes the high, low and closing sales prices for our common stock for the periods indicated:

	2003			2002
	High	Low	Close	High	Low	Close
First Quarter	$13.23	$11.05	$12.99	$9.55	$7.80	$9.42
Second Quarter	16.97	12.46	16.69	13.48	8.85	13.48
Third Quarter	16.55	12.50	16.19	13.10	8.16	11.15
Fourth Quarter	19.21	14.80	18.21	12.28	9.08	11.50

On March 10, 2004, the last reported sale price of our common stock on the NYSE was $22.68 per share. As of March 10, 2004, there were 566 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans. Refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

Dividend Distributions. To maintain our qualification as a REIT, we intend to make annual distributions to stockholders at an amount that maintains our REIT status in accordance with the Internal Revenue Code, which may not necessarily equal net earnings as calculated in accordance with GAAP. Our dividend policy is subject to revision at the discretion of the board of directors. All distributions in excess of those required to maintain our REIT status will be made at the discretion of the board of directors and will depend on our taxable income, financial condition and other factors as the board of directors deems relevant.

The board of directors has not established a minimum distribution level. Distributions to stockholders will generally be taxable as ordinary income or qualified income, although a portion of such distributions may be designated by us as capital gain or may constitute a tax-free return of capital. We annually furnish to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, qualified income, capital gain or return of capital. The following table presents our dividends paid or declared for the periods indicated:

Period Covered	Stockholder Record Date	Per Share Dividend Amount
Quarter ended March 31, 2002	April 3, 2002	$0.40
Quarter ended June 30, 2002	July 3, 2002	$0.43
Quarter ended September 30, 2002	October 2, 2002	$0.45
Quarter ended December 31, 2002	January 2, 2003	$0.48
Quarter ended March 31, 2003	April 4, 2003	$0.50
Quarter ended June 30, 2003	July 3, 2003	$0.50
Quarter ended September 30, 2003	October 3, 2003	$0.50
Quarter ended December 31, 2003	December 15, 2003	$0.55

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated statements of operations data for each of the years in the five-year period ended December 31, 2003 and the consolidated balance sheet data for the five-year period ended December 31, 2003 were derived from the consolidated financial statements. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

IMPAC MORTGAGE HOLDINGS, INC.

(dollar amounts in thousands, except per share data and operating data)

	For the year ended December 31,
	2003 (1)	2002	2001	2000	1999
Statement of Operations Data:
Net interest income:
Interest income	$340,827	$226,416	$156,615	$147,079	$119,458
Interest expense	220,931	144,807	112,012	124,096	89,795

Net interest income	119,896	81,609	44,603	22,983	29,663
Provision for loan losses	24,853	19,848	16,813	18,839	5,547

Net interest income after loan loss provision	95,043	61,761	27,790	4,144	24,116

Non-interest income:
Gain on sale of loans	66,053	—	—	—	—
Equity in net earnings (loss) of IFC	16,698	17,073	10,912	(1,762)	4,292
Gain on sale of securities	9,078	—	312	—	93
Other income	1,845	4,509	6,155	4,275	2,517

Total non-interest income	93,674	21,582	17,379	2,513	6,902

Non-interest expense:
Personnel expense	25,267	—	—	—	—
General and administrative and other expenses	22,670	7,233	6,261	5,500	4,505
Mark-to-market loss – SFAS 133	3,901	—	3,821	—	—
Write-down on securities available-for-sale	298	1,039	2,217	53,576	2,037
(Gain) loss on disposition of real estate owned	(2,632)	154	(1,931)	1,814	2,159

Total non-interest expense	49,504	8,426	10,368	60,890	8,701

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principle	139,213	74,917	34,801	(54,233)	22,317
Extraordinary item	—	—	(1,006)	—	—
Income taxes	11,982	—	—	—	—
Cumulative effect of change in accounting principle	—	—	(617)	—	—

Net earnings (loss)	$127,231	$74,917	$33,178	$(54,233)	$22,317

Net earnings (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$2.51	$1.87	$1.41	$(2.70)	$0.83

Diluted	$2.46	$1.84	$1.25	$(2.70)	$0.76

Net earnings (loss) per share:
Basic	$2.51	$1.87	$1.34	$(2.70)	$0.83

Diluted	$2.46	$1.84	$1.19	$(2.70)	$0.76

Dividends declared per share	$2.05	$1.76	$0.69	$0.36	$0.48

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Mortgages held-for-investment and CMO collateral	$9,388,248	$5,207,216	$2,249,246	$1,389,716	$1,313,112
Finance receivables	630,030	1,140,248	466,649	405,438	197,119
Mortgages held-for-sale	395,090	—	—	—	—
Investment in Impac Funding Corporation (1)	—	20,787	19,126	15,762	17,372
Due from affiliates	—	14,500	14,500	14,500	14,500
Total assets	10,674,657	6,551,773	2,854,734	1,898,838	1,675,430
CMO borrowings	8,526,838	5,041,751	2,151,400	1,291,284	850,817
Reverse repurchase agreements	1,568,807	1,168,029	469,491	398,653	539,687
Total liabilities	10,166,167	6,248,285	2,651,369	1,720,398	1,436,586
Total stockholders’ equity	508,490	303,488	203,365	178,440	238,844

(1)	On July 1, 2003, IMH purchased 100% of the outstanding shares of common stock of IFC. The purchase of IFC’s common stock combined with IMH’s ownership of 100% of IFC’s preferred stock resulted in the consolidation of IFC from July 1, 2003 through December 31, 2003. Prior to July 1, 2003, IFC was a non-consolidated subsidiary of IMH and 99% of the net earnings of IFC were reflected in IMH’s financial statements as “Equity in net earnings (loss) of IFC.”

	As of December 31,
	2003	2002	2001	2000	1999
Operating Data (in millions):
Mortgage acquisitions and originations	$9,525	$5,945	$3,204	$2,113	$1,672
Master servicing portfolio at period-end	13,919	8,694	5,569	4,043	2,879
Servicing portfolio at period-end	1,402	2,653	1,754	2,429	2,393

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Refer to Item 1. “Business—Forward-Looking Statements” for a complete description of forward-looking statements.

All of our businesses actively work together to deliver comprehensive mortgage and lending services to our correspondents, mortgage bankers and brokers, retail customers and capital market investors through a wide array of mortgage loan programs using web-based technology and centralized operations so that we can strive to provide high levels of customer service at low costs per loan. We elect to be taxed as a REIT for federal income tax purposes, which generally allows us to pass through income to stockholders without payment of federal income tax at the corporate level. Our goal is to generate consistent reliable income for distribution to our stockholders primarily from the earnings of our core operating businesses, which include the long-term investment operations, mortgage operations and warehouse lending operations. Refer to Item 1. “Business” for additional information on our businesses and operating segments.

Consolidation of IFC

On July 1, 2003, IMH entered into a stock purchase agreement with Joseph R. Tomkinson, our Chairman, Chief Executive Officer and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, our Executive Vice President and Chief Financial Officer is trustee, whereby we purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750,000. Each of Messer’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. The fairness opinion related to the purchase price of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by our board of directors. Prior to the July 1, 2003 acquisition, the common stock of IFC represents 1% of the economic interest in IFC and the outstanding non-voting preferred stock of IFC represents 99% of the economic interest in IFC. As a result of acquiring 100% of IFC’s common stock on July 1, 2003, IMH owns all of the common stock and preferred stock of IFC and began to consolidate IFC as of that date.

Due to the consolidation of IFC on July 1, 2003, the consolidated financial statements include the results of operations of the mortgage operations for the period from January 1, 2003 to June 30, 2003, or “non-consolidation period,” as equity in net earnings of IFC and for the period from July 1, 2003 to December 31, 2003, or “consolidation period,” on a consolidated basis. IMH has not consolidated the financial statements of IFC for the periods prior to July 1, 2003 to conform to the current presentation. Therefore, when comparing the consolidated financial statements for 2003 to 2002, it may appear that there are significant variances. This is partially due to the presentation of the financial information. In order to make comparative information meaningful, comparisons may require the presentation of certain financial information for IMH and IFC as stand-alone, when indicated.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations including the following:

•	allowance for loan losses;

•	valuation of derivative instruments; and

•	accounting for securitizations as financing treatment versus sale treatment

Allowance for loan losses. We provide an allowance for loan losses for mortgages held as CMO collateral, finance receivables and mortgages held-for-investment, or “loans provided for.” In evaluating the adequacy of the allowance for loan losses, management takes several items into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current long-term mortgage portfolio and an estimate is created. In accordance with Statement of Financial Accounting Standards No. 5, management believes that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. In addition, management acknowledges that there are non-Impac Alt-A mortgages that were retained for long-term investment and not underwritten to our specific underwriting guidelines, which have been provided for accordingly. Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring potential impairment of mortgages. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, political factors and industry statistics. For additional information regarding allowance for loan losses refer to “Results of Operations and Financial Condition.”

Valuation of derivative instruments. The mortgage operations acquire derivative instruments to mitigate changes in the value of its mortgage pipeline. The mortgage pipeline are mortgages that have not yet been acquired, however, the mortgage operations has committed to acquire the mortgages in the future at pre-determined rates through rate-lock commitments. The mortgage operations records the fair market value of its mortgage pipeline as it qualifies as a derivative instrument under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, or “SFAS 133,” however, it does not qualify for hedging treatment. Therefore, the mortgage pipeline and the related fair market value of derivative instruments are marked to market each reporting period along with a corresponding entry to non-interest expense. On March 9, 2004, the SEC issued SAB 105, which clarifies the SEC’s position on the accounting for loan commitments. Consistent with SFAS 149, the SAB states that loan commitments are treated as derivative instruments. The SAB also addresses the issues of not recognizing cashflows associated with servicing prior to the sale or securitization of funded loans and certain other disclosure issues pertaining to loan commitments. We have not determined the effect of this SAB on our accounting for loan commitments.

Accounting for securitizations as financing treatment versus sale treatment. The mortgage operations recognize gains or losses on the sale of mortgages when the sales transaction settles or upon the securitization of the mortgages when the risks of ownership have passed to the purchasing party. Gains and losses may be increased or decreased by the amount of any servicing released premiums received and costs associated with the acquisition or origination of mortgages. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than a beneficial interest in the transferred assets is received in the exchange. The long-term investment operations structure securitizations as financing arrangements and recognize no gain or loss on the transfer of mortgage assets. To achieve financing treatment, the trust holding the mortgage assets enter into derivative contracts which are prohibited instruments for qualified special purpose entities. Liabilities and derivative instruments incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. To determine the value of the securities, management estimates future rates of prepayments, prepayment penalties to be received, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

Financial Highlights for 2003

•	Earnings per share increased 34% to $2.46 compared to $1.84 for 2002;

•	Estimated taxable income per share increased 19% to $2.46 compared to actual taxable income per share of $2.07 for 2002;

•	Cash dividends declared in 2003 increased 16% to $2.05 per share compared to $1.76 per share for 2002;

•	Total assets increased 62% to $10.7 billion at year-end from $6.6 billion as of prior year-end;

•	Book value per share increased 35% to $9.02 at year-end compared to $6.70 as of prior year-end;

•	Return on average assets and equity was 1.55% and 38.26%, respectively, as compared to 1.70% and 28.70%, respectively, for 2002;

•	Total market capitalization was approximately $1.0 billion at year-end compared to $521.2 million at prior year-end;

•	Dividend yield as of December 31, 2003 was 12.08%, based on an annualized fourth quarter dividend of $0.55 per share and a closing stock price of $18.21;

•	Total return to stockholders was 76% based on common stock price appreciation of $6.71 per share and common stock dividends declared of $2.05 per share;

•	The mortgage operations acquired and originated $9.5 billion of primarily Alt-A mortgages, a 61% increase over $5.9 billion for 2002;

•	The long-term investment operations retained $5.8 billion of Alt-A mortgages and originated $290.5 million of multi-family mortgages as compared to $3.9 billion and $25.8 million, respectively, for 2002; and

•	Average finance receivables to non-affiliated clients increased 77% to $604.1 million compared to $341.5 million for 2002.

Results of Operations and Financial Condition

Review of 2003. Our expectation for 2003 was that the United States economy would gradually recover and expand over the year which would lead to higher interest rates. We believed that higher mortgage rates would, in turn, lead to a contraction of industry-wide mortgage activity, specifically, mortgage refinance activity, from mortgage origination levels experienced during 2002. To counter the expectation of a contracting mortgage origination market, we implemented strategies in early 2003 which we believed would result in relatively stable loan production levels during 2003 as compared to 2002. Our primary strategy was to increase our acquisition of non-Impac Alt-A mortgages. Borrowers of non-Impac Alt-A mortgages historically have higher credit scores than Impac Alt-A mortgages. We believe that by improving the overall credit quality of our long-term mortgage portfolio we can more consistently generate a reliable stream of future cash flow and earnings that can be distributed to our stockholders.

During 2003, the United States economy did not expand as we and the market expected. In response, the Federal Reserve Bank lowered short-term interest rates to spur economic growth, which led to a further decline in mortgage rates and created a second mortgage refinancing wave which exceeded that of 2002. The refinancing wave coupled with a strong residential construction and home purchase market and our acquisition of non-Impac mortgages resulted in record acquisitions and originations during 2003. Total loan production increased 61% to $9.5 billion during 2003 as compared to $5.9 billion during 2002. The mortgage operations acquired $2.2 billion of non-Impac Alt-A mortgages, or 23% of total mortgage production, during 2003 as compared to $164.6 million, or 3%, of total mortgage production, during 2002. Non-Impac Alt-A mortgages acquired during 2003 had an original weighted average credit score of 710 with an original weighted average LTV of 73% and an average loan size of $274,000. Impac mortgages acquired or originated during 2003 had an original weighted average credit score of 698 with an original weighted average LTV of 75% and an average loan size of $221,000.

2003 did present some challenges the most significant of which was mortgage prepayments as interest rates declined to historic lows during the first half of 2003, which was followed by a rapid rise in the 10-year Treasury yield during June and July of 2003. As a result of the increase in the 10-year Treasury yield, ARMs became more attractive to borrowers than traditional FRMs, which were refinanced at a record pace. However, due to our mortgage origination capabilities and our efficiency as an acquirer and originator of ARMs, we were able to replace the prepayment of seasoned mortgages with primarily new ARMs. Although ARMs declined to 58% of total mortgage production during 2003 as compared to 62% during 2002, ARMs accounted for 75% of total mortgage production during the fourth quarter of 2003 as compared to 53% during the third quarter of 2003 as the yield curve steepened.

The retention of mortgages for long-term investment during 2003 resulted in a 62% increase in total assets to $10.7 billion at year-end 2003. As of December 31, 2003, 81% of our long-term mortgage portfolio consisted of mortgages with active prepayment penalties and 86% were ARMs that had an original weighted average credit score of 694 and an original weighted average LTV of 79%. Mortgages retained for long-term investment were primarily financed through the issuance of CMOs and the sale of common stock. In November and December of 2003, we completed CMOs of approximately $1.0 billion each month, which provided long-term financing for mortgages primarily acquired and originated during the fourth quarter of 2003. Altogether, we completed $6.0 billion in CMOs during 2003 to finance the retention and origination of $6.1 billion of primarily Alt-A mortgages and multi-family mortgages. The use of CMO borrowings allows more efficient and effective utilization of available capital and investment in our operating businesses at favorable returns while having to raise less capital than may be required with other financing sources, such as reverse repurchase borrowings. In addition, we raised net cash proceeds of $150.4 million through the sale of common stock during 2003. The issuance of new shares of common stock was accretive to book value, which increased 35% to $9.02 per share at year-end 2003 as compared to $6.70 as of prior year-end.

Other accomplishments during 2003 include a 70% increase in net earnings, 51% increase in estimated taxable income, 76% total annual return to stockholders, market capitalization over $1.0 billion and we began trading on the

NYSE. Return on average assets and equity was 1.55% and 38.26%, respectively, during 2003 as compared to 1.70% and 28.70% during 2002. Our success in ever-changing interest rate environments and mortgage origination cycles is a testament to our flexibility and efficiency as an originator, acquirer, seller and investor in both fixed rate and adjustable rate mortgages and the operating synergies of our various business units within our organizational structure.

Outlook for 2004. Our interest rate bias for 2004 is much the same as 2003. We expect gradually increasing short-term interest rates as economic activity improves. We have seen a significant shift from FRMs to ARMs during the third and fourth quarters of 2003, as well as in our mortgage pipeline, as long-term interest rates trended higher during the last half of 2003. As a result of this trend, we expect to acquire and originate a higher percentage of our overall mortgage production in ARMs throughout 2004. In order to maintain our strategy of retaining all ARMs and continue growing our balance sheet in 2004, we anticipate that we will need to raise additional cash through the issuance of new shares of common stock. As a result of planned growth, we filed a universal shelf registration statement with the SEC to issue up to $500.0 million of new securities, which became effective in January of 2004. In February 2004, we issued 5,750,000 new shares from the universal shelf and raised net cash proceeds of $106.5 million.

Although the Mortgage Bankers Association, or “MBA,” is predicting a 53% decline in residential originations in 2004, we expect our total mortgage production to remain relatively constant during 2004 as compared to 2003. The decline in the MBA estimates is primarily due to an anticipated 58% decline in mortgage refinance activity. Our mortgage refinance share has been historically below the national average and was 51% during 2003 as compared to the MBA’s estimated nationwide refinance share of 66%. Furthermore, our refinance share declined to 42% of total mortgage production during the fourth quarter of 2003 as compared to 54% during the third quarter of 2003 while total mortgage production increased 15% over the same period. Therefore, we believe that the decline in refinance activity is not likely to significantly affect our mortgage operations during 2004.

Other recent economic indicators, including increases in existing home sales, residential construction activity and mortgage applications, reinforce our expectation for 2004. In addition, as of December 31, 2003, the mortgage pipeline was $1.5 billion, of which $1.2 billion were ARMs and $337.6 million were FRMs. We expect that our ARM acquisitions and originations will be a higher percentage of total mortgage production than during 2003 and that less revenue from gain on sale of FRMs will be generated during 2004 than during 2003. However, we expect that the decline in revenue generated from gain on sale of loans, which we believe is more susceptible to short-term interest rate risk and can lead to volatility in the market value of mortgages in our mortgage pipeline, will be offset by cash flows and net earnings generated by our long-term mortgage portfolio. We believe that earnings generated by our long-term mortgage portfolio will generate a stream of revenue over a longer time horizon than would be realized from revenue generated from loan sales, which is also at risk if mortgage production were to decline from current levels.

It remains our goal to provide consistent and reliable dividends to our stockholders and, when appropriate, to increase our quarterly dividend to an amount that we believe is sustainable in the future. Therefore, during the fourth quarter of 2003, we increased our dividend 10% to $0.55 per share from the third quarter dividend of $0.50 per share. We believe that our business model, which includes centralized operating businesses and a long-term mortgage portfolio, gives us more flexibility in generating consistent, reliable earnings and dividends. Our goal of providing consistent and reliable risk-adjusted returns that outperform the market during changing interest rate environments was successful in 2003. Particularly notable was the mortgage operations’ performance during the fourth quarter of 2003 which led to record acquisitions and originations. We are confident of future prospects for balance sheet and earnings growth as we believe momentum generated during the fourth quarter of 2003 positions us well for 2004.

Results of Operations—For the Year Ended December 31, 2003 as compared to the Year Ended December 31, 2002

Net earnings were $127.2 million, or $2.46 per diluted share, as compared to $74.9 million, or $1.84 per diluted share, for 2002. The year-over-year increase in net earnings of $52.3 million was primarily due to the following:

•	$38.3 million increase in net interest income; and

•	$16.0 million increase in net earnings contribution from the mortgage operations, which was partially offset by:

•	$5.1 million increase in provision for loan losses.

These variances are discussed in further detail below.

Taxable Income

After adjusting for our estimates of the differences between net earnings and taxable income, estimated taxable income was $127.5 million, or $2.46 per diluted share, for 2003 as compared to $84.4 million, or $2.07 per diluted share, for 2002. When we file our annual tax returns there are certain adjustments that we make to net earnings and taxable income due to differences in the nature and extent that revenues and expenses are recognized under the two methods. For instance, to calculate taxable income we deduct actual loan losses as compared to the determination of net earnings that require a deduction of loan loss provisions which are determined based on estimated losses inherent in our mortgage portfolios. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income, which is a non-generally accepted accounting principle, or “GAAP,” financial measurement, is useful information for our investors. We paid total regular cash dividends of $2.53 per share in 2003 which met taxable income distribution requirements for the year. Upon the filing of our 2002 tax return, we had federal and state net operating tax loss carry-forwards of $18.7 million that may or may not be used to offset taxable income in 2003 or in subsequent years, which expire in the year 2020 and 2010, respectively.

The following table presents a reconciliation of net earnings to estimated and actual taxable income for the periods indicated (in thousands, except per share amounts):

	For the year ended December 31,
	2003(1)	2002(1)	2001(1)
Net earnings	$127,231	$74,917	$33,178
Adjustments to net earnings:
Alternative minimum tax	—	—	550
Loan loss provision	24,853	19,848	16,813
Dividends from IFC	31,385	12,870	8,894
Tax deduction for actual loan losses	(12,859)	(4,938)	(10,211)
Net earnings of IFC	(33,102)	(17,073)	(10,912)
Cash received from previously charged-off assets	(5,533)	—	—
Tax loss on sale of investment securities	(4,725)	—	—
Other miscellaneous adjustments	216	(1,267)	13

Estimated taxable income (2)	$127,466	$84,357	$38,325

Estimated taxable income per diluted share (2)	$2.46	$2.07	$1.37

Diluted weighted average shares outstanding	51,779	40,773	27,952

(1)	2003 is an estimate of taxable income. 2002 and 2001 are actual taxable income calculations per the filing of our corporate tax returns.
(2)	Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating loss carryforwards. Additionally, 2002 and 2001 exclude annual tax deductions of approximately $11.0 million for amortization of the termination of our management agreement.

Net Interest Income

Description. We earn interest income primarily on mortgage assets which include CMO collateral, mortgages held-for-investment, mortgages held-for-sale, finance receivables and investment securities available-for-sale, or collectively, “Mortgage Assets,” and, to a lesser extent, interest income earned on cash and cash equivalents and due from affiliates. Interest expense is primarily interest paid on borrowings on Mortgage Assets, which include CMO borrowings, reverse repurchase agreements and borrowings on investment securities available-for-sale, and, to a lesser extent, interest expense paid on due to affiliates and senior subordinated debt. We also receive or make cash payments on derivative instruments as an adjustment to the yield on Mortgage Assets or borrowings on Mortgage Assets depending on whether certain specified contractual interest rate levels are reached.

Comparative Yield Table. The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the periods indicated (dollars in thousands):

	For the year ended December 31,
	2003			2002			2001
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$20,404	$3,515	17.23%	$28,931	$1,537	5.31%	$34,199	$3,517	10.28%
Mortgages held as CMO collateral (1)	6,620,926	258,194	3.90%	3,387,720	177,389	5.24%	1,519,702	108,328	7.13%
Mortgages held-for-investment and held-for-sale (2)	632,538	37,490	5.93%	114,519	5,625	4.91%	137,130	8,188	5.97%

Finance receivables:
Affiliated (3)	259,977	10,513	4.04%	404,989	18,044	4.46%	268,718	18,362	6.83%
Non-affiliated	604,087	28,968	4.80%	341,543	19,383	5.68%	205,474	15,556	7.57%

Total finance receivables	864,064	39,481	4.57%	746,532	37,427	5.01%	474,192	33,918	7.15%

Total Mortgage Assets	$8,137,932	$338,680	4.16%	$4,277,702	$221,978	5.19%	$2,165,223	$153,951	7.11%

BORROWINGS
CMO borrowings	$6,474,989	$185,791	2.87%	$3,302,988	$117,756	3.57%	$1,444,033	$77,813	5.39%
Reverse repurchase agreement	1,374,884	32,381	2.36%	814,248	23,584	2.90%	580,605	30,804	5.31%
Borrowings secured by Investment securities (4)	2,709	2,316	85.49%	10,037	1,852	18.45%	17,199	2,566	14.92%

Total borrowings on Mortgage Assets	$7,852,582	$220,488	2.81%	$4,127,273	$143,192	3.47%	$2,041,837	$111,183	5.45%

Net Interest Spread (5)			1.35%			1.72%			1.66%

Net Interest Margin (6)			1.45%			1.84%			1.98%

(1)	Includes amortization of acquisition costs and net cash payments on derivative instruments.
(2)	Includes mortgages held-for-sale which were acquired via the consolidation of Impac Funding Corporation on July 1, 2003.
(3)	Advances to subsidiaries and affiliates were eliminated during the second half of 2003 due to the consolidation of the mortgage operations.
(4)	Payments and excess cash flows received from investment securities collateralizing these borrowings were used to pay down the outstanding borrowings. The payments were received from a collateral base that was in excess of the borrowings. Therefore, while the payment amounts remained relatively stable, the average balance of the borrowings continued to decline. These borrowings were paid off during the third quarter of 2003 and the yield for 2003 reflects discount and securitization costs that were recorded as interest expense upon repayment of the borrowings.
(5)	Net interest spread is calculated by subtracting the weighted average yield on total borrowings on Mortgage Assets from the weighted average yield on total Mortgage Assets.
(6)	Net interest margin is calculated by subtracting interest expense on total borrowings on Mortgage Assets from interest income on total Mortgage Assets and then dividing by total average Mortgage Assets.

Net interest income increased $38.3 million to $119.9 million for 2003 as compared to $81.6 million for 2002. The year-over-year increase in net interest income was primarily due to an increase in average Mortgage Assets, which increased to $8.1 billion for 2003 as compared to $4.3 billion for 2002 as the long-term investment operations retained $5.8 billion of primarily Alt-A mortgages acquired and originated by the mortgage operations and originated $290.5 million of multi-family mortgages.

The increase in net interest income due to an increase in average Mortgage Assets was offset, in part, by a decrease in net interest margins on Mortgage Assets which declined 39 basis points to 1.45% for 2003 compared to 1.84% for 2002, which was due to the following:

•	51 basis point decline in net interest margins primarily attributable to downward interest rate adjustments on mortgages, which was offset by:

•	7 basis point increase in net interest margins attributable to lower interest rate hedging costs; and

•	5 basis point increase in net interest margins attributable to lower premium and securitization cost amortization.

The decline in net interest margins on Mortgage Assets was primarily due to a decline on net interest margins on mortgages held as CMO collateral, which decreased 67 basis points to 1.09% for 2003 as compared to 1.76% for 2002. Net margins on mortgages held as CMO collateral declined due to interest rate adjustments as follows:

•	At the time mortgages are retained for long-term investment, ARMs have initial coupons above the fully-indexed rate, which is the margin on the mortgage plus the index. Upon the mortgage interest rate reset date, interest rates on ARMs adjust downward to the fully-indexed rate. The reset to lower coupons on these mortgages during low interest rate environments is consistent with our strategy to mitigate the borrower’s propensity to refinance their mortgage, which we believe will extend the duration of the mortgages;

•	Hybrid ARMs acquired for long-term investment during 2001 with initial fixed interest rate periods of two years subsequently converted to ARMs, which resulted in those mortgages resetting to lower current interest rates during 2003; and

•	The decline in interest rates during 2003 led to record refinancing activity, which in turn led to increased mortgage prepayments and resulted in mortgages with coupons above current market interest rates were repaid and replaced with mortgages at lower yielding current market rates.

As a result of the combination of these factors, the interest rate spread differential between ARMs and adjustable rate CMO borrowings compressed, which compressed net interest margins on Mortgage Assets. Net margin compression on Mortgage Assets was partially offset by a steep yield curve during 2003, which further steepened during the second half of 2003. The yield curve widened to historically high levels during the second half of 2003 as the 10-year Treasury yield rose sharply in June and July of 2003, which led to higher mortgage rates. Although long-term rates rose, short-term interest rates did not rise at the same pace, which caused the difference between short-term and long-term rates to widen. A steep yield curve generally benefits net interest margins on our Mortgage Assets as coupons on mortgages are based, to some extent, on yields at the long end of the yield curve while our borrowing costs are indexed to yields at the short end of the yield curve, primarily one-month LIBOR.

Net interest margin compression on Mortgage Assets was also offset by reduced interest rate hedging costs and premium and securitization cost amortization in relation to total average Mortgage Assets. Interest rate hedging costs declined 7 basis points to 59 basis points of average Mortgage Assets during 2003 as compared to 66 basis points of average Mortgage Assets during 2002. This was primarily the result of expensive interest rate hedging instruments expiring during the second half of 2003. The goal of our interest rate hedging policy is to provide stable net interest margins and cash flows to our investors in various interest rate environments. We believe that our interest rate hedging policy is sound and net interest margins will remain relatively stable when interest rates rise. For additional information regarding interest rate hedging activities refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Premium and securitization cost amortization declined 5 basis points to 84 basis points of total average Mortgage Assets during 2003 as compared to 89 basis points of total average Mortgage Assets during 2002 as mortgage prepayment rates remained relatively flat during a period of record refinance activity during 2003. Prepayment penalty features on mortgages held for long-term investment partially mitigated the effect of prepayments, as well as the retention of new mortgages with lower initial prepayment rates than seasoned mortgages.

Net Earnings Contribution from the Mortgage Operations

Net earnings contribution from the mortgage operations include the mortgage operations’ results of operations for the non-consolidation period, which is included in equity in net earnings of IFC, in the consolidated financial statements and for the consolidation period on a consolidated basis. Therefore, in order to convey meaningful comparative information, the mortgage operations’ results of operations for 2003 as compared to 2002 are discussed below as a stand-alone entity.

The net earnings contribution from the mortgage operations increased to $33.1 million for 2003 as compared to equity in net earnings of IFC of $17.1 million for 2002. The year-over-year increase in net earnings from the mortgage operations of $16.0 million was primarily due to the following:

•	$41.7 million increase in gain on sale of loans; and

•	$6.2 million increase in net interest income, which was partially offset by:

•	$29.8 million increase in non-interest expense, including income taxes.

These variances are discussed in further detail below.

Gain on Sale of Loans. The $41.7 million increase in gain on sale of loans was the result of an increase in loan sales volume. The sale of Alt-A mortgages as whole loan sales, the completion of CMOs by the long-term investment operations and the subsequent sale of mortgage servicing rights by the mortgage operations during 2003 resulted in gain on sale of loans of $112.8 million as compared to gain on sale of loans of $71.1 million for 2002. Gain on sale of loans includes the difference between the price we acquire and originate mortgages and the price we receive upon the sale or securitization of mortgages plus or minus direct mortgage origination revenue and costs, i.e. loan and underwriting fees, commissions, appraisal review fees, document expense, etc. Gain on sale of loans acquired and originated by the mortgage operations also includes a premium for the sale of mortgage servicing rights upon the sale or securitization of mortgages, including REMICs and CMOs. Substantially all mortgages sold or securitized during 2003 were done so on a servicing released basis, which resulted in substantially all cash gains.

The mortgage operations sold $2.7 billion of mortgages as whole loan sales and sold $887.5 million as REMICs and the long-term investment operations completed $6.0 billion of CMOs as compared to $1.1 billion, $600.0 million and $3.9 billion, respectively, during 2002. Gain on sale of loans was 120 basis points on total loan sales volume of $9.4 billion for 2003 as compared to 127 basis points on total loan sales volume of $5.6 billion for 2002. In order to minimize risks associated with the accumulation of our mortgages, we seek to securitize or sell our mortgages more frequently by creating smaller transactions, thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of mortgages.

Net Interest Income. Net interest income increased 75% to $14.5 million during 2003 as compared to $8.3 million during 2002. The $6.2 million increase in net interest income was primarily the result of a steep yield curve during 2003, which further steepened during the second half of 2003 as the 10-year Treasury yield increased sharply. The steep yield curve contributed to a 273 basis point increase in net interest margins on mortgages held-for-sale to 4.98% during 2003 as compared to 2.25% during 2002.

Non-Interest Expense. Non-interest expense, including income taxes, increased 48% to $92.2 million for 2003 as compared to $62.4 million for 2002. The year-over-year increase in non-interest expense of $29.8 million was primarily due to the following:

•	$16.1 million increase in operating costs; and

•	$11.8 million increase in income taxes.

These variances are discussed in further detail below.

Operating costs. The $16.1 million increase in operating costs, which includes personnel expense, professional services, equipment expense, occupancy expense, data processing expense and general and administrative and other expense, was primarily due to mortgage production growth. Operating costs increased 37% to $59.8 million for 2003 as compared to $43.7 million for 2002 as mortgage acquisitions and originations increased 61% to $9.5 billion as compared to $5.9 billion, respectively. We believe that our efficient centralized operating structure and our web-based automated underwriting system, iDASLg2, allows us to maintain our position as a low cost nationwide acquirer and originator of Alt-A mortgages. In addition, a higher percentage of non-Impac mortgage acquisitions during 2003 contributed to lower per loan acquisition costs as compared to 2002 as non-Impac Alt-A mortgage acquisitions generally require less staffing and corresponding operating costs than Impac Alt-A mortgages, which are acquired on a flow, or loan-by-loan basis.

The following table summarizes the mortgage operations’ weighted average fully-loaded production cost to acquire or originate a single mortgage by production channel for the periods indicated (in basis points of mortgage acquisition or origination):

		For the year ended December 31,
Production Channel	Company	2003	2002	2001
Correspondent acquisitions (1)	Impac Funding Corporation	53.70	66.17	86.20
Wholesale and retail originations	Impac Lending Group	96.05	98.84	120.01
B/C originations	Novelle Financial Services, Inc.	240.71	231.18	278.61
Total Weighted Average Cost		70.00	83.51	98.92

(1)	Includes non-Impac Alt-A acquisitions as reported in Item 1. “—Mortgage Operations.”

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

Provision for Loan Losses

Provision for loan losses increased $5.1 million to $24.9 million for 2003 as compared to $19.8 million for 2002. The year-over-year increase in provision for loan losses was due to growth in the long-term mortgage portfolio as the long-term investment operations retained and originated $6.1 billion of Alt-A and multi-family mortgages during 2003, which warranted a corresponding increase in allowance for loan losses.

An allowance is maintained for losses on loans provided for at an amount that we believe provides for losses inherent in those loan portfolios. We have implemented a methodology designed to analyze the performance of various loan portfolios, based upon the relatively homogeneous nature within these loan portfolios. The allowance for losses is also analyzed using the following factors:

•	our judgment of the net loss potential of mortgages in the long-term mortgage portfolio based on prior loan loss experience;

•	changes in the nature and volume of the long-term mortgage portfolio;

•	value of the collateral;

•	delinquency trends; and

•	current economic conditions that may affect the borrowers’ ability to pay.

In our opinion and in accordance with the loan loss allowance methodology, the allowance at year-end was considered adequate to provide for losses inherent in the loan portfolios. Subsequent recoveries on loans previously charged off are credited back to the allowance for loan losses.

Results of Operations—For the Year Ended December 31, 2002 as compared to the Year Ended December 31, 2001

Net earnings increased to $74.9 million, or $1.84 per diluted share, for 2002 as compared to $33.2 million, or $1.19 per diluted share, for 2001. The year-over-year increase in net earnings of $41.7 million was primarily due to the following:

•	$37.0 million increase in net interest income; and

•	$6.2 million increase in equity in net earnings of IFC, which was partially offset by:

•	$3.0 million increase in provision for loan losses.

These variances are discussed in further detail below.

Taxable Income

Actual taxable income was $84.4 million, or $2.07 per diluted share, for 2002 as compared to $38.3 million, or $1.37 per diluted share, for 2001. Refer to a reconciliation of net earnings to taxable income in the table above. We paid total regular cash dividends of $1.76 per share in 2002 which combined with tax loss carry forward deductions met taxable income distribution requirements for 2002.

Net Interest Income

Net interest income increased $37.0 million to $81.6 million for 2002 as compared to $44.6 million for 2001 (refer to the comparative yield table above). The year-over-year increase in net interest income was primarily due to an increase in average Mortgage Assets, which increased to $4.3 billion for 2002 as compared to $2.2 billion for 2001 as the long-term investment operations retained $3.9 billion of primarily Alt-A mortgages acquired and originated by the mortgage operations. The increase in net interest income as a result of higher average Mortgage Assets was offset, in part, by a decrease in net interest margins on Mortgage Assets which declined 14 basis points to 1.84% for 2002 compared to 1.98% for 2001.

The decline in net interest margins on Mortgage Assets was primarily due to a decline on net interest margins on mortgages held as CMO collateral, which decreased 25 basis points to 1.76% for 2002 as compared to 2.01% for 2001. This decline was due to a number of factors, most of which were affected by a decline in short-term interest rates during 2002 to historical lows, as follows:

•	interest rate adjustments on mortgages;

•	early principal prepayment of higher coupon mortgages; and

•	net cash payments on derivative instruments.

Interest rate adjustments on mortgages. Interest rates on seasoned ARMs, which secure adjustable rate CMO borrowings and are subject to periodic interest rate caps, reset lower over the 2002 and 2001 as a result of short-term interest rate reductions by the Federal Reserve Bank, which have, in effect, “caught up” to interest rate reductions on adjustable rate CMO borrowings that are not subject to periodic interest rate caps. The result is that the interest rate spread differential between ARMs, which are primarily indexed to six-month LIBOR, and adjustable rate CMO borrowings, which are primarily indexed to one-month LIBOR, narrowed or compressed. In addition, many seasoned hybrid ARMs with initial fixed interest rate periods subsequently converted to ARMs in 2002 which resulted in those mortgages resetting to lower current adjustable interest rates.

Early principal prepayment of higher coupon mortgages. Record refinancing activity in 2002 and 2001 resulted in the prepayment of mortgages with higher interest rates than current interest rates on new mortgages that were retained by the long-term investment operations. As a result of interest rate resets and the early principal prepayment of higher coupon mortgages, the weighted average coupon of mortgages held as CMO collateral was 6.57% at year-end 2002 compared to 7.92% at year-end 2001. However, we believe that the high concentration of mortgages held as CMO collateral with prepayment penalty features helps to mitigate future mortgage prepayments. For 2002, the mortgage prepayment rate of mortgages held as CMO collateral was 25% compared to 34% for 2001.

Net cash payments on derivative instruments. The notional amount of derivative instruments rose as we acquired derivative instruments as interest rate hedges for CMO borrowings, which were used to finance the retention of $3.9 billion of mortgages by the long-term investment operations. The increase in the notional amount of derivative instruments combined with the continued decline of short-term interest rates during 2002 increased net cash payments made on derivative instruments. We acquire derivative instruments to offset possible increased CMO borrowing costs from rising interest rates. However, as short-term interest rates decline, net interest margin compression may occur as the interest rate spread differential between the interest rate index, i.e. one-month LIBOR, and the contractual interest rate level, or strike price, which one-month LIBOR needs to reach in order for us to receive cash payments, widens. As a result of these factors, net cash payments on derivative instruments were $27.8 million for 2002 as compared to $5.2 million for 2001.

Net Earnings Contribution from the Mortgage Operations

Net earnings contribution from the mortgage operations increased to $17.1 million for 2002 as compared to $10.9 million for 2001. The year-over-year increase in net earnings from the mortgage operations of $6.2 million was primarily due to the following:

•	$24.2 million increase in gain on sale of loans; and

•	$5.0 million increase in net interest income, which was partially offset by:

•	$16.0 million increase in non-interest expense, including income taxes; and

•	$6.9 million decrease in loan servicing income and other non-interest income.

These variances are discussed in further detail below.

Gain on sale of loans. Gain on sale of loans increased $24.2 million to $71.1 million for 2002 as compared to gain on sale of loans of $46.9 million for 2001 as loan sales volume increased. For 2002, the mortgage operations transferred $5.6 billion of mortgages as compared to $3.2 billion for 2001. This was partially offset by lower gains per loan which was 127 basis points on total loan sales volume for 2002 compared to 146 basis points on total loan sales volume for 2001. Substantially all mortgages sold or securitized by the mortgage operations were done so on a servicing released basis during 2002 and 2001, which resulted in substantially all cash gains.

Net interest income. Net interest income increased $5.0 million to $8.3 million for 2002 as compared to $3.3 million for 2001. The year-over-year increase in net interest income was primarily due to an increase in average mortgages held-for-sale, which increased to $420.9 million for 2002 as compared to $277.3 million for 2001 as the mortgage operations acquired $5.9 billion of primarily Alt-A mortgages in 2002. The increase in net interest income due to higher average mortgages held-for-sale was partially offset by a decrease in net interest margins on mortgages held-for-sale, which declined to 1.12% for 2002 as compared to 1.59% for 2001. Net interest margins declined during 2002 as the mortgage operations acquired a larger percentage of ARMs, which generally have lower coupons than those of FRMs, than were acquired during 2001. The mortgage operations acquired $2.4 billion of ARMs, or 41% of total acquisitions and originations, during 2002 as compared to $407.6 million of ARMs, or 13% of total acquisitions and originations, during 2001.

Non-Interest Expense. Non-interest expense, including income taxes, increased 34% to $62.4 million for 2002 compared to $46.4 million for 2001. The year-over-year increase in non-interest income of $16.0 million was primarily due to the following:

•	$14.1 million increase in operating costs;

•	$4.3 million increase in income taxes; and

•	$2.0 million decrease in mark-to-market loss – SFAS 133.

These variances are discussed in further detail below.

Operating costs. The $14.1 million increase in operating costs was primarily due to loan production growth. Operating costs increased 48% to $42.9 million for 2002 as compared to $28.9 million for 2001 while mortgage acquisition and origination growth increased 84% year-over-year. Refer to the table above for per loan production costs comparison.

Servicing income and other non-interest income. Loan servicing income and other non-interest income decreased $6.8 million to $277,000 for 2002 as compared to $7.1 million for 2001 primarily due to a $4.0 million decrease in loan servicing income. Loan servicing income primarily decreased as interest earned from float on principal and interest payments declined as short-term interest rates declined during 2002.

Provision for Loan Losses

Provision for loan losses increased $3.0 million to $19.8 million for 2002 as compared to $16.8 million for 2001. The year-over-year decrease in provision for loan losses was due to high LTV second trust deeds that were provided for and written-off in 2000, which reduced the level of exposure to loan loss provisions required for that portfolio. For additional information regarding provision for loan losses refer to “—Financial Condition.”

Financial Condition

Total assets grew 62% to $10.7 billion at year-end 2003 as compared to $6.6 billion at year-end 2002 as the long-term investment operations retained $5.8 billion of primarily Alt-A mortgages and originated $290.5 million of multi-family mortgages. The retention of primarily Alt-A mortgages increased the long-term mortgage portfolio to $9.4 billion at year-end 2003 as compared to $5.2 billion at year-end 2002. Strong mortgage demand and the need to finance that demand resulted in a 77% increase in average finance receivables to non-affiliated clients of $604.1 million for 2003 as compared to $341.5 million for 2002.

The following table presents selected financial data for the periods indicated (dollars in thousands, except per share data):

	As of and for the year ended December 31,
	2003	2002	2001
Book value per share	$9.02	$6.70	$6.35
Return on average assets	1.55%	1.70%	1.48%
Return on average equity	38.26%	28.70%	17.40%
Assets to equity ratio	20.99:1	21.59:1	14.04:1
Debt to equity ratio	19.85:1	20.48:1	12.95:1
Allowance for loan losses as a percentage of loans provided for	0.39%	0.42%	0.43%
Constant prepayment rate, or “CPR,” on mortgages held as CMO collateral	28%	25%	34%
Total non-performing assets.	$140,369	$130,614	$69,273
Total non-performing assets to total assets	1.31%	1.99%	2.43%
Mortgages owned 60+ days delinquent	$175,313	$161,260	$82,956
60+ day delinquency of mortgages owned	1.79%	3.22%	3.86%

We believe that in order for us to generate positive cash flows and net earnings from our long-term mortgage portfolio we must successfully manage the following primary operational and market risks:

•	credit risk;

•	prepayment risk;

•	liquidity risk; and

•	interest rate risk.

Credit Risk. We manage credit risk by primarily retaining high credit quality Alt-A mortgages, adequately providing for loan losses and actively managing delinquencies and defaults. We believe that by improving the overall credit quality of our long-term mortgage portfolio we can consistently generate stable future cash flow and net earnings. During 2003, we retained primarily Alt-A mortgages with an original weighted average credit score of 698 and an original weighted average LTV ratio of 77%. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but that have loan characteristics that make them non-conforming under those guidelines. We primarily acquire non-conforming “A” or “A-” credit quality mortgages, collectively, Alt-A mortgages. By year-end 2003, the original weighted average credit score of mortgages held as CMO collateral was 694 and the original weighted average LTV ratio was 79%. For additional information regarding the long-term mortgage portfolio refer to Item 1. “—Long-Term Mortgage Portfolio,” “Note C—CMO Collateral” and “Note D—Mortgages Held-for-Investment” in the accompanying notes to the consolidated financial statements.

In addition to retaining mortgages acquired and originated by our mortgage operations, the long-term investment operations originated $290.5 million of multi-family mortgages through IMCC. IMCC was formed to primarily originate small balance, multi-family mortgages of high credit quality. IMCC primarily originates hybrid ARMs with balances generally ranging from $250,000 to $3.0 million. Multi-family mortgages provide greater asset diversification on our balance sheet as multi-family mortgages typically have longer lives than residential mortgages. All multi-family mortgages originated during 2003 had interest rate floors with prepayment penalty periods ranging from three to seven years.

We believe that we have adequately provided for loan losses by maintaining a ratio of allowance for loan losses to loans provided for of 39 basis points as of December 31, 2003 as allowance for loan losses increased to $38.6 million. As a comparison, the following table summarizes annualized trailing 12-month and life-to-date loss rates on mortgages held as CMO collateral as of December 31, 2003 (dollars in thousands, annualized trailing 12-month and life-to-date loss rates in basis points of beginning period collateral balance):

Issue Date	Issue Name	Original Collateral Balance ($)	Current Collateral Balance ($)	Annualized Trailing 12-Mo Loss Rate	Life-to-Date Loss Rate

May 2001	Impac CMB Trust Series 2001-1	359,643	66,617	37	32
Aug 2001	Impac CMB Trust Series 2001-2	403,480	109,511	42	26
Oct 2001	Impac CMB Trust Series 2001-3	400,000	132,951	16	17
Dec 2001	Impac CMB Trust Series 2001-4	350,000	141,881	30	34
Feb 2002	Impac CMB Trust Series 2002-1	500,000	251,326	15	13
Apr 2002	Impac CMB Trust Series 2002-2	499,998	267,735	9	7
Jun 2002	Impac CMB Trust Series 2002-3	750,000	439,808	4	5
Aug 2002	Impac CMB Trust Series 2002-4	200,004	122,414	14	16

All mortgages securing CMOs issued after Impac CMB Trust Series 2002-4 are unseasoned mortgages and have not experienced material life-to-date losses as of December 31, 2003. Actual net loan losses on the long-term mortgage portfolio increased to $12.9 million for 2003 as compared to $4.9 million for 2002. Actual net loan losses increased during 2003 as mortgages retained for long-term investment during 2001 became seasoned mortgages during 2003 and experienced higher losses than during 2002. Our mortgages generally initially experience a period of low delinquency and loss rates which gradually increase as mortgages become seasoned.

We monitor our servicers and sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide. This includes an effective and aggressive collection effort in order to minimize mortgages from becoming non-performing assets. However, when resolving issues related to non-performing assets, including potential disposition, servicers and sub-servicers are required to take timely and aggressive action. Servicers and sub-servicers are required to determine payment collection under various circumstances, which will result in maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform ongoing review of mortgages that display weaknesses and believe that we maintain adequate loss allowance on our mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. In foreclosure sales, we generally acquire title to the property. As of year-end 2003, mortgages that we owned included 1.79% of mortgages that were 60 days or more delinquent compared to 3.22% as of year-end 2002 and 3.86% as of year-end 2001.

The following table summarizes mortgages that we own, including mortgages held for long-term investment and mortgages held-for-sale, that were 60 or more days delinquent for the periods indicated (in thousands):

	As of December 31,
	2003	2002	2001
60-89 days delinquent	$51,173	$41,762	$21,820
90 or more days delinquent	52,080	33,822	21,416
Foreclosures	66,767	74,597	32,979
Delinquent bankruptcies	5,293	11,079	6,741

Total 60 or more days delinquent	$175,313	$161,260	$82,956

Non-performing assets consist of mortgages that are 90 days or more delinquent, or “non-accrual loans,” including loans in foreclosure and delinquent bankruptcies. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent. Any previously accrued interest will be reversed from revenue. When real estate is acquired in settlement of loans, or other real estate owned, the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion. As of year-end 2003, non-performing assets as a percentage of total assets was 1.31% compared to 1.99% as of year-end 2002 and 2.43% as of year-end 2001.

The following table summarizes mortgages that we own, including mortgages held for long-term investment and mortgages held-for-sale, that were non-performing for the periods indicated (in thousands):

	As of December 31,
	2003	2002	2001
Non-accrual	$124,140	$119,498	$61,136
Other real estate owned	16,229	11,116	8,137

Total non-performing assets	$140,369	$130,614	$69,273

Prepayment Risk. 79% of Alt-A mortgages retained in 2003 had prepayment penalty features ranging from two to seven years and at year-end 2003 81% of mortgages held as CMO collateral had active prepayment penalties. For 2003, the CPR of mortgages held as CMO collateral was 28% compared to 25% CPR for 2002 and 34% CPR for 2001, all of which we believe are below industry prepayment rates for those periods.

Liquidity Risk. We employ a leveraging strategy to increase assets by financing our long-term mortgage portfolio primarily with CMO borrowings, reverse repurchase agreements and capital and then using cash proceeds to acquire additional mortgage assets. We retain ARMs and FRMs that are acquired and originated from the mortgage operations and finance the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements. After accumulating a pool of mortgages, generally between $200 million and $1.0 billion, we securitize the mortgages in the form of CMOs. Our strategy is to securitize our mortgages every 15 to 45 days in order to reduce the accumulation period that mortgages are outstanding on short-term warehouse or reverse repurchase facilities, which reduces our exposure to margin calls on these facilities. CMOs are classes of bonds that are sold to investors in mortgage-backed securities and as such are not subject to margin calls. In addition, CMOs generally require a smaller initial cash investment as a percentage of mortgages financed than does interim warehouse and reverse repurchase financing. For additional information regarding financing refer to Item 1. “—Financing.”

Because of the historically favorable prepayment and loss rates of our Alt-A mortgages, we have received favorable credit ratings on our CMOs from credit rating agencies, which has reduced our required initial capital investment. The ratio of total assets to total equity, or “leverage ratio,” was 20.99 to 1 at year-end 2003 compared to 21.59 to 1 at year-end 2002. This use of leverage at these historical levels, allows us to grow our balance sheet by efficiently using available capital. We continually monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to “—Liquidity and Capital Resources.”

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

ALCO is comprised of senior executives of the mortgage operations and warehouse lending operations. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the balance sheet for changes in the liquidity of our assets. Our primary liquidity consists of cash and cash equivalents and maturing mortgages, or “liquid assets.”

We believe that current cash balances, currently available financing facilities, capital raising capabilities and excess cash flows generated from our long-term mortgage portfolio will adequately provide for projected funding needs and asset growth. However, if we are unable to raise capital in the future, we may not be able to grow as planned. Refer to Item 1. “Business—Risk Factors” for additional information regarding risks that could adversely affect our liquidity.

Our operating businesses primarily use available funds as follows:

•	acquisition and origination of mortgages,

•	investment in mortgages;

•	provide short-term warehouse advances to affiliates and non-affiliates; and

•	pay common stock dividends.

Acquisition and origination of mortgages. During 2003, the mortgage operations acquired $9.5 billion of primarily Alt-A mortgages, of which $5.8 billion was retained for long-term investment. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages frequently. Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated and initial capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided. The mortgage operations paid weighted average premiums of 1.86% on the principal balance of Alt-A mortgages acquired during 2003, which were financed with warehouse borrowings at a haircut generally between 2% to 5% of the outstanding principal balance of the mortgages.

When we finance mortgages with long-term CMO borrowings, we repay short-term warehouse financing and recoup our 2% to 5% haircut. Then, depending on credit ratings from national credit rating agencies on our CMOs, we are generally required to provide an initial capital investment of 0.50% to 1% of the principal balance of mortgages securing CMO financing. Therefore, our total capital investment in CMOs range from approximately 3% to 5% of the principal balance of mortgages, depending on premiums paid upon acquisition of mortgages, costs paid for completion of CMOs, costs to acquire derivative instruments and initial capital investment in CMOs required to achieve desired credit ratings.

In addition, the long-term investment operations originated $290.5 million of multi-family mortgages which were initially financed with short-term warehouse financing that generally require a 10% to 15% haircut. Multi-family mortgages are either sold as whole loan sales or are financed with CMO borrowings at lower haircut requirements than warehouse financing.

Provide short-term warehouse advances to affiliates and non-affiliates. We utilize uncommitted warehouse facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations.

The warehouse lending operations provides short-term financing to non-affiliated clients from the closing of mortgages to their sale or other settlement with investors, including the mortgage operations. The warehouse lending operations generally finances between 95% and 98% of the fair market value of mortgages, which equates to a haircut requirement of between 2% and 5%, at prime rate plus a spread. At year-end 2003, the warehouse lending operations had $1.0 billion of approved warehouse lines available to non-affiliated clients, of which $630.0 million was outstanding.

The mortgage operations has uncommitted warehouse line agreements to obtain financing of up to $800.0 million from the warehouse lending operations at prime minus 0.50% during the period that the mortgage operations accumulates mortgages until the mortgages are securitized or sold. At December 31, 2003, the warehouse lending operations had $631.9 million in outstanding warehouse advances to the mortgage operations.

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

Pay common stock dividends. We paid common stock dividends of $127.8 million in 2003, which we generated from our operating activities. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We paid total regular cash dividends of $2.53 per share in 2003 which met taxable income distribution requirements for the year.

Because the mortgage operations is seeking to retain earnings to fund the future growth of our mortgage operations business, its board of directors may decide that the mortgage operations should cease making dividend distributions in the future. This would materially reduce the amount of our taxable income and in turn, would reduce the amount we would be required to distribute as dividends.

For additional information regarding dividend distribution requirements refer to Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters” and “Note A—Summary of Business and Significant Accounting Policies” in the accompanying notes to the consolidated financial statements.

Our operating businesses are primarily funded as follows:

•	CMO borrowings and reverse repurchase agreements;

•	excess cash flows from our long-term mortgage portfolio;

•	sale and securitization of mortgages; and

•	cash proceeds from the issuance of securities.

CMO borrowings and reverse repurchase agreements. We use CMO borrowings and reverse repurchase agreements to fund substantially all of our warehouse financing to affiliates and non-affiliated clients and the acquisition and origination of mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase agreements with third party lenders. We primarily use uncommitted repurchase facilities with major investment banks to finance substantially all warehouse financing, as needed. During 2003, we added an additional $750.0 million of new uncommitted warehouse facilities to finance asset growth. The new warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These reverse repurchase agreements may have certain covenant tests which we continue to satisfy. As of December 31, 2003, the warehouse lending operations had $1.7 billion of uncommitted repurchase facilities with various lenders of which $1.6 billion was outstanding. Of total repurchase facilities, one of our lenders provides financing up to $125.0 million to finance the origination of multi-family mortgages of which $75.0 million are committed.

From time to time during 2003, we utilized term repurchase financing provided to us by an underwriter of some of our securitizations at interest rates similar to our other repurchase facilities. These transactions allow us to reduce our borrowing costs relative to mortgages allocated to securitization transactions during the period immediately prior to the settlement of the securitization.

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

In order to mitigate the liquidity risk associated with reverse repurchase agreements, we attempt to sell or securitize our mortgages between 15 to 45 days from acquisition or origination. Although securitizing mortgages more frequently adds operating and securitization costs, we believe the added cost is offset as liquidity is provided more frequently with less interest rate and price volatility, as the accumulation and holding period of mortgages is shortened. When we have accumulated a sufficient amount of mortgages, generally between $200 million and $1.0 billion, we issue CMOs and convert short-term advances under reverse repurchase agreements to long-term CMO borrowings. The use of CMO borrowings provides the following benefits:

•	allows us to lock in our financing cost over the life of the mortgages securing the CMO borrowings; and

•	eliminates margin calls on the borrowings that are converted from reverse repurchase agreements to CMO financing.

For 2003, we completed $6.0 billion of CMOs, of which $5.4 billion were adjustable rate CMOs and $561.9 million were fixed rate CMOs, to provide long-term financing for the retention of $5.8 billion of primarily Alt-A mortgages and the origination of $290.5 million of multi-family mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as CMO collateral, which means that we have to provide less initial capital upon completion of CMOs. Capital investment in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies. Total credit loss exposure is limited to the capital invested in the CMOs at any point in time. As of December 31, 2003, total capital invested in mortgages held as CMO collateral was $208.6 million, which includes capitalized premiums paid, capitalized costs incurred to complete CMO borrowings, fair value of derivative instruments and the required initial capital investment in CMOs.

For additional information regarding reverse repurchase agreements and CMO borrowings refer to Item 1. “—Financing,” “Note G—Reverse Repurchase Agreements” and “Note H—CMO Borrowings” in the accompanying notes to the consolidated financial statements.

Excess cash flows from our long-term mortgage portfolio. For 2003, mortgages held as CMO collateral, which primarily comprises the long-term mortgage portfolio, generated excess cash flows of $156.4 million as compared to $112.6 million for 2002 and $44.0 million for 2001. We receive excess cash flows on mortgages held as CMO collateral after distributions are made to investors in CMOs to the extent cash or other collateral required to maintain desired credit ratings on the CMOs is fulfilled. Excess cash flows represent the difference between principal and interest payments on the mortgages less the following:

•	interest paid to bondholders;

•	pro-rata early principal prepayments paid to bondholders;

•	servicing fees paid to mortgage servicers and sub-servicers;

•	premiums paid to mortgage insurers; and

•	actual losses incurred upon disposition of real estate acquired in settlement of mortgages.

Sale and securitization of mortgages. When the mortgage operations accumulates a sufficient amount of mortgages, generally between $100 million and $300 million, it sells mortgages to the long-term investment operations or to third party investors as whole loan sales or securitizes the mortgages as REMICs.

The mortgage operations transferred $5.8 billion of mortgages to the long-term investment operations during 2003, sold $2.7 billion of mortgages as whole loan sales and sold $887.5 million was securitized as REMICs. The mortgage operations sold mortgage servicing rights on substantially all mortgages in 2003. The sale of mortgage servicing rights generated substantially all cash gains, which was used to acquire and originate additional mortgage assets.

In order to mitigate interest rate and market risk, the mortgage operations attempts to sell and securitize mortgages between 15 and 45 days from acquisition and origination. Since we rely significantly upon sales and securitizations to generate cash proceeds to repay borrowings and to create credit availability, any disruption in our ability to complete sales and securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing sales and securitizations of our mortgages increase our risk by exposing us to credit and interest rate risk for this extended period of time.

Cash proceeds from the issuance of securities. We raised $150.4 million in net proceeds from the issuance of 11.0 million new shares of common stock during 2003. In addition, in January 2004, we filed with the SEC a shelf registration statement that allows us to sell up to $500.0 million of securities, including common stock, preferred stock, debt securities and warrants. We raised $106.5 million in net proceeds from the issuance of 5,750,000 new shares of common stock in February of 2004. By issuing new shares periodically throughout the year, we believe that we were able to utilize new capital more efficiently and profitably. Pursuant to an equity distribution agreement with UBS Securities, LLC, we sold 904,300 shares of common stock and received net proceeds of approximately $14.4 million during the three months ended December 31, 2003. UBS Securities, LLC received a commission of 3% of the gross sales price per share of the shares of common stock sold pursuant to the equity distribution agreement, which amounted to an aggregate commission of $446,413 during the three months ended December 31, 2003.

Cash Flows

Operating Activities - Net cash provided by operating activities was $232.4 million for 2003 compared to $101.8 million for 2002. Net earnings of $127.2 million provided cash flows from operating activities.

Investing Activities - Net cash used in investing activities was $4.1 billion for 2003 compared to $3.7 billion for 2002. Net cash flows of $4.3 billion, including principal payments, was used in investing activities to acquire and originate and invest in mortgages.

Financing Activities - Net cash provided by financing activities was $3.9 billion for 2003 compared to $3.6 billion for 2002. Net cash flows of $3.5 billion provided by financing activities was primarily provided by CMO financing.

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

Off-Balance Sheet Arrangements

On July 1, 2003, IMH acquired the assets and liabilities of IFC as IMH purchased 100% of the outstanding shares of voting common stock of IFC, which represents 1% of the economic interest in IFC. Prior to the July 1, 2003, IFC was a non-consolidating entity of IMH and was accounted for using the equity method of accounting by virtue of IMH’s ownership of 100% of the outstanding non-voting preferred stock of IFC, which represents 99% of the economic interest in IFC. As a result of the acquisition, IMH began to consolidate IFC as of that date. We do not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and “Note O—Derivative Instruments and Hedging Activities” in the accompanying notes to the consolidated financial statements for detail regarding off-balance sheet arrangements of consolidated entities.

Contractual Obligations

As of December 31, 2003, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
CMO borrowings	$8,526,838	$2,975,690	$3,346,809	$1,156,992	$1,047,347
Reverse repurchase agreements	1,568,807	1,568,807	—	—	—
Operating leases	10,310	2,441	4,852	3,017	—

Payments on CMOs are dependent upon principal payments received from specific mortgages securing the CMO borrowings. These payments are determined using our estimates of future mortgage prepayment and loss rates of the underlying mortgages. If actual mortgage prepayment and loss rates differ from our estimates, the payment amounts will vary from the reported amounts.

For additional information regarding our commitments refer to and “Note N—Commitments and Contingencies” in the accompanying notes to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General Overview

Although we manage credit, prepayment and liquidity risk in the normal course of business, we consider interest rate risk to be a significant market risk, which could potentially have the largest material impact on our financial condition and results of operations. Since a significant portion of our revenues and earnings are derived from net interest income, we strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. When interest rates fluctuate, profitability can be adversely affected by changes in the fair market value of our assets and liabilities and by the interest spread earned on interest-earning assets and interest-bearing liabilities. We derive income from the differential spread between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Any change in interest rates affects income received and income paid from assets and liabilities in varying and typically in unequal amounts. Changing interest rates may compress our interest rate margins and adversely affect overall earnings.

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

Changes in Interest Rates

ALCO follows an interest rate hedging program intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate CMO borrowings. Our primary objective is to hedge our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on adjustable rate CMO borrowings resulting from the following:

•	interest rate adjustment limitations on mortgages held for long-term investment due to periodic and lifetime interest rate cap features; and

•	mismatched interest rate adjustment periods between mortgages held for long-term investment and CMO borrowings.

We primarily acquire for long-term investment ARMs and hybrid ARMs and, to a lesser extent, FRMs. ARMs are generally subject to periodic and lifetime interest rate caps. This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally six months, or over the life of the mortgage. Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1% per semiannual adjustment. Also, each ARM has a maximum lifetime interest rate cap. Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations. During a period of rapidly increasing or decreasing interest rates, financing costs could increase or decrease at a faster rate than the periodic interest rate adjustments on mortgages would allow, which could affect net interest income. In addition, if market rates were to exceed the maximum interest rates of our ARMs, borrowing costs could increase while interest rates on ARMs would remain constant.

We also acquire hybrid ARMs that have initial fixed interest rate periods generally ranging from two to seven years which subsequently convert to ARMs. During a rapidly increasing or decreasing interest rate environment financing costs would increase or decrease more rapidly than would interest rates on mortgages, which would remain fixed until their next interest rate adjustment date. In order to provide some protection against any resulting basis risk shortfall on the related liabilities, we purchase derivative instruments. Derivative instruments are based upon the principal balance that would result under assumed prepayment speeds.

We measure the sensitivity of our net interest income to changes in interest rates affecting interest sensitive assets and liabilities using various simulations. These simulations take into consideration changes that may occur in investment and financing strategies, changes in the forward yield curve, changes in interest rate hedging strategy, changes in mortgage prepayment speeds and changes in the volume of mortgage acquisitions and originations.

As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets and interest-bearing liabilities and their affect on overall earnings. The simulations assume instantaneous and parallel shifts in interest rates and to what degree those shifts affect net interest income. First, we estimate our net interest income for the next twelve months using balance sheet data as of December 31, 2003 and 12-month projections of the following:

•	future interest rates using forward yield curves, which are market consensus estimates of future interest rates;

•	mortgage acquisition and originations;

•	mortgage prepayment rate assumptions; and

•	forward swap rates.

We refer to the 12-month projection of net interest income as the “base case.” Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward yield curve used to determine the base case and including any associated changes in projected mortgage prepayment rates caused by changes in interest rates. The results of each 100 basis point change in interest rates are then compared against the base case to determine the estimated dollar and percentage change to net interest income. The simulations consider the affect of interest rate changes on interest sensitive assets and liabilities as well as derivative instruments. The simulations also consider the impact that instantaneous and parallel shift in interest rates have on prepayment rates and the resulting affect of accelerating or decelerating amortization rates of premium and securitization costs on net interest income.

The following table estimates the financial impact to net interest income from various instantaneous and parallel shifts in interest rates based on both our on- and off-balance sheet structure as of December 31, 2003 and 2002 (dollar amounts in millions). Our off-balance sheet structure refers to the notional amount of derivative instruments that are not recorded on our balance sheet. Since these estimates are based upon numerous assumptions, actual sensitivity to interest rate changes could vary if actual experience differs from the assumptions used.

	Changes in base case net interest income as of December 31, 2003 (1)
	Without derivative instruments		With derivative instruments
Instantaneous and Parallel Change in Interest Rates (2)	($)	(%)	($)	(%)
Up 300 basis points, or 3% (3)	(162.3)	(75)	20.3	12
Up 200 basis points, or 2%	(99.8)	(46)	21.9	13
Up 100 basis points, or 1%	(44.3)	(20)	16.6	10
Down 100 basis points, or 1%	57.3	26	(3.4)	(2)
Down 200 basis points, or 2% (4)	n/a	n/a	n/a	n/a

	Changes in base case net interest income as of December 31, 2002 (2)
	Without derivative instruments		With derivative instruments
Instantaneous and Parallel Change in Interest Rates (2)	($)	(%)	($)	(%)
Up 200 basis points, or 2%	(46.1)	(26)	(7.9)	(6)
Up 100 basis points, or 1%	(24.3)	(14)	(4.9)	(4)
Down 100 basis points, or 1%	27.9	16	8.1	6
Down 200 basis points, or 2%	32.0	18	10.0	8

(1)	The dollar and percentage changes represent base case net interest income for the next twelve months versus the change in net interest income in the various instantaneous and parallel interest rate change simulations.
(2)	Instantaneous and parallel interest rate changes over and under the projected forward yield curve.
(3)	This simulation was added to our analysis as it is relevant in light of the interest rate environment as of December 31, 2003 and the projected forward yield curve for 2004.
(4)	The interest rate environment as of December 31, 2003 made this simulation irrelevant as a 200 basis point downward shock to short-term interest rates would result in negative interest rates.

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

By using derivative instruments, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to minimize significant changes to base case net interest income as interest rates change. In the above analysis, base case net interest income without the use of derivative instruments would cause base case net interest income to fluctuate substantially while the use of derivative instruments creates less volatility in net interest income and earnings.

The following table summarizes the notional amount (dollars in thousands), weighted average strike price and low and high strike prices of caps, floors and swaps that were acquired to hedge the variability of interest rates and corresponding cash flows on CMO borrowings for the payment due dates indicated:

	Caps (1)			Floors				Swaps
Payment Due Date	Notional Balance	Weighted Average Strike	Low Strike	Notional Balance	Weighted Average Strike	Low Strike	High Strike	Notional Balance	Weighted Average Fixed Rate	Low Fixed Rate	High Fixed Rate
Jan 2004	$1,000,221	4.89%	3.31%	$475,886	4.05%	3.34%	5.64%	$40,017	2.42%	1.25%	5.18%
Feb 2004	799,535	4.93	3.43	402,875	4.02	3.59	5.67	92,641	2.59	1.25	5.18
Mar 2004	664,855	5.03	3.74	349,026	4.24	3.59	5.75	95,355	2.58	1.25	5.18
Apr 2004	582,258	4.97	3.74	310,153	4.23	3.59	5.74	97,600	2.57	1.25	5.18
May 2004	495,212	4.96	3.83	241,409	4.46	3.59	5.77	150,328	2.62	1.25	5.18
June 2004	230,790	5.05	4.05	125,022	4.62	3.59	5.82	236,122	2.54	1.25	3.72
July 2004	146,564	5.24	4.05	87,774	4.63	3.59	5.66	394,655	2.57	1.25	3.72
Aug 2004	100,085	5.66	4.68	79,769	4.59	3.59	5.43	333,191	2.52	1.25	3.72
Sep 2004	95,563	5.72	4.80	75,640	4.62	3.59	5.51	255,731	2.50	1.25	3.72
Oct 2004	85,129	5.74	4.80	65,592	4.60	3.59	5.52	312,939	2.48	1.25	3.72
Nov 2004	78,161	5.78	4.87	59,003	4.61	3.59	5.55	325,562	2.42	1.25	3.72
Dec 2004	72,711	5.93	5.13	54,224	4.65	3.59	5.77	307,992	2.46	1.25	3.72
Jan 2005	51,917	5.61	4.97	51,267	4.57	3.59	5.46	275,631	2.44	1.25	3.72
Feb 2005	47,888	5.60	5.04	47,544	4.54	3.59	5.30	310,675	2.36	1.25	3.72
Mar 2005	47,903	5.76	5.14	44,187	4.53	3.59	5.38	325,987	2.30	1.25	3.72
Apr 2005	42,309	5.65	5.14	42,025	4.51	3.59	5.09	315,294	2.34	1.25	3.72
May 2005	30,157	5.61	5.20	29,878	4.56	3.59	5.13	316,405	2.26	1.25	3.72
June 2005	13,056	5.68	5.30	11,886	4.90	4.84	5.19	341,692	2.10	1.25	3.72
July 2005	3,723	6.66	5.94	2,126	5.19	5.19	5.19	673,781	2.03	1.46	3.72
Aug 2005	2,307	6.39	5.96	2,075	5.21	5.21	5.21	276,171	2.56	1.61	3.72
Sep 2005	2,253	6.46	6.03	2,026	5.28	5.28	5.28	189,768	2.62	1.61	3.72
Oct 2005	2,200	6.46	6.03	1,978	5.28	5.28	5.28	177,628	2.62	1.61	3.72
Nov 2005	2,149	6.47	6.05	1,931	5.30	5.30	5.30	144,464	2.65	1.61	3.72
Dec 2005	2,099	6.68	6.27	1,886	5.52	5.52	5.52	84,488	2.74	1.61	3.72
Thereafter	34,153	7.38	6.11	24,760	5.54	5.36	5.78	1,860,345	2.80	1.61	3.72
Weighted Average Strike		5.13%			4.36%				3.26%

(1)	The high strike price for each period indicated is 10.25%.

The strike prices of caps and floors are based on one-month LIBOR as that is the interest rate index that is used to determine interest rates on adjustable rate CMO borrowings. As of December 31, 2003, one-month LIBOR was 1.12%. Since one-month LIBOR was below the majority of strike prices on caps during 2003, we did not receive significant cash from these derivative instruments in 2003. Conversely, we made cash payments on many floors that we sold during 2003, as we paid the interest rate differential between the floor strike price and the one-month LIBOR rate, which was generally lower than floor strike prices. We made cash payments on many floors as we hold short positions on the majority of floors. We sold floors to offset our cost of acquiring long positions in caps. If one-month LIBOR rises and approaches the floor strike prices, we will pay less on the floors.

We primarily acquired caps and floors during the first half of 2002 and throughout 2001 to protect net interest income during a potentially rising interest rate environment. With market volatility and uncertainty and the associated risk involved which was occurring during 2001 and was further exacerbated by the terrorist events of September 11, 2001, we felt it was prudent, at the time, to protect net interest margins from possible extreme interest rate increases by purchasing caps and selling floors. However, because interest rates continued to decline to all-time lows during 2003 and 2002, we began to acquire swaps to essentially convert our adjustable rate CMO borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate CMO borrowings, and we pay a fixed interest rate. We continued to acquire swaps to manage interest rate risk during the first quarter of 2004. Many of the caps and floors that we acquired in 2001 that were more expensive than derivative instruments, primarily swaps which we acquired during 2003, expired during the fourth quarter of 2003.

The following table presents the extent to which changes in interest rates and changes in the volume of interest rate sensitive assets and interest rate sensitive liabilities have affected interest income and interest expense during the periods indicated. Information is provided on Mortgage Assets and borrowings on Mortgage Assets, only, with respect to the following:

•	changes attributable to changes in volume (changes in volume multiplied by prior rate);

•	changes attributable to changes in rate (changes in rate multiplied by prior volume);

•	changes in interest due to both rate and volume; and

•	the net change.

	Year Ended December 31, 2003 over 2002
	Volume	Rate	Rate/ Volume	Net Change
	(in thousands)
Increase/(decrease) in:
Subordinated securities collateralized by mortgages	$(453)	$3,447	$(1,016)	$1,978
Mortgages held as CMO collateral	169,297	(45,279)	(43,214)	80,805
Mortgages held-for-investment and mortgages held-for-sale	8,859	715	22,291	31,865
Finance receivables:
Affiliated	(6,461)	(1,667)	597	(7,531)
Non-affiliated	14,900	(3,005)	(2,310)	9,585

Total finance receivables	8,439	(4,672)	(1,713)	2,054

Change in interest income on Mortgage Assets	186,142	(45,789)	(23,652)	116,702

CMO borrowings	113,086	(22,981)	(22,070)	68,035
Reverse repurchase agreements	16,238	(4,407)	(3,034)	8,797
Borrowings secured by investment securities	(1,352)	6,729	(4,913)	464

Change in interest expense on borrowings on Mortgage Assets	127,972	(20,659)	(30,017)	77,296

Change in net interest income on Mortgage Assets	$58,170	$(25,130)	$6,365	$39,406

	Year Ended December 31, 2002 over 2001
	Volume	Rate	Rate/ Volume	Net Change
	(in thousands)
Increase/(decrease) in:
Subordinated securities collateralized by mortgages	$(542)	$(1,700)	$262	$(1,980)
Mortgages held as CMO collateral	133,157	(28,753)	(35,343)	69,061
Mortgages held-for-investment	(1,350)	(1,452)	239	(2,563)
Finance receivables:
Affiliated	9,312	(6,389)	(3,241)	(318)
Non-affiliated	10,301	(3,895)	(2,579)	3,827

Total finance receivables	19,613	(10,284)	(5,820)	3,509

Change in interest income on Mortgage Assets	150,878	(42,189)	(40,662)	68,027

CMO borrowings	100,171	(26,331)	(33,897)	39,943
Reverse repurchase agreements	12,396	(13,987)	(5,629)	(7,220)
Borrowings secured by investment securities	(1,069)	608	(253)	(714)

Change in interest expense on borrowings on Mortgage Assets	111,498	(39,710)	(39,779)	32,009

Change in net interest income on Mortgage Assets	$39,380	$(2,479)	$(883)	$36,018

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to Impac Mortgage Holdings, Inc.’s Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                    FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2003.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Director and Executive Officer Information

Name	Age	Position
Joseph R. Tomkinson	56	Chairman of the Board, Chief Executive Officer and Director of IMH, IFC and IWLG
William S. Ashmore	54	President, Chief Operating Officer and Director of IMH and President and Director of IFC and IWLG
Richard J. Johnson	41	Executive Vice President and Chief Financial Officer of IMH, IFC and IWLG, and Director of IFC and IWLG
Ronald M. Morrison	53	General Counsel, Executive Vice President and Secretary of IMH, IFC and IWLG
Gretchen D. Verdugo	39	Executive Vice President of IWLG
James Walsh+(1)(2)	54	Director
Frank P. Filipps+(1)	56	Director
Stephan R. Peers+(3)	51	Director
William E. Rose+(2)(3)	36	Director
Leigh J. Abrams+(1)(3)	61	Director

+	Unaffiliated Director
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Corporate Governance and Nominating Committee

Joseph R. Tomkinson has been Chairman of the Board since April 1998 and Chief Executive Officer and a Director of IMH and Chairman of the Board and Chief Executive Officer and Director of Impac Funding Corporation, also known as the mortgage operations, and Impac Warehouse Lending Group, Inc., also known as the warehouse lending operations, since their formation. From August 1995 to April 1998, he was Vice Chairman of the Board of IMH. From February 1997 to May 1999, he was Chairman of the Board and Chief Executive Officer of Impac Commercial Holdings, Inc, or “ICH,” a real estate investment trust investing in commercial mortgage assets, and Impac Commercial Capital Corporation, or “ICCC,” ICH’s conduit operations. He served as President and Chief Operating Officer of Imperial Credit Industries, Inc. (“ICII”) from January 1992 to February 1996 and, from 1986 to January 1992, he was President of Imperial Bank Mortgage, one of the divisions that later was combined to become ICII in 1992. He was a Director of ICII from December 1991 to June of 1999. Mr. Tomkinson brings 28 years of combined experience in real estate, real estate financing and mortgage banking to IMH.

William S. Ashmore has been President and Chief Operating Officer of IMH since its formation, President and Chief Operating Officer of our mortgage operations, its taxable subsidiary, since March 1997, and a Director of our mortgage operations since its formation. He has been President and a Director of our warehouse lending operations since its formation. In July 1997, he became a Director of IMH. From February 1997 to May 1999, he was the President and Chief Operating Officer of ICH. From August 1993 to February 1996, he was Executive Vice President and Director of Secondary Marketing at ICII, having been its Senior Vice President of Secondary Marketing since January 1988. From 1985 to 1987, he was Chief Executive Officer and Vice Chairman of the Board of Century National Mortgage Corporation, a wholesale mortgage banking company. Mr. Ashmore has over 28 years of combined experience in real estate, asset/liability risk management and mortgage banking.

Richard J. Johnson is the Executive Vice President and Chief Financial Officer of IMH, our mortgage operations and our warehouse lending operations. He has held these positions at all three entities since their formation with the exception of the position of Executive Vice President of IMH, which he attained in January 1998. In February of 1996, he was appointed as a Director of our warehouse lending operations. From February 1997 to May 1999, he was the Executive Vice President and Chief Financial Officer of ICH and ICCC. From September 1992 to March 1995, he was

Senior Vice President and Chief Financial Officer of ICII. From November 1989 to September 1992, he was Vice President and Controller of ICII.

Ronald M. Morrison became General Counsel of IMH in July 1998. In July 1998, he was also elected Secretary of IMH and in August 1998 he was elected Secretary of our mortgage operations and our warehouse lending operations. From August 1998 to May 1999, he was also General Counsel and Secretary of ICH and ICCC. From 1978 until joining IMH, Mr. Morrison was a partner at the law firm of Morrison & Smith.

Gretchen D. Verdugo has been Executive Vice President of IWLG since November 2000. From August 1997 to November 2000, Ms. Verdugo served as the Senior Vice President and Chief Accounting Officer of our mortgage operations. From November 1996 to August 1997, Ms. Verdugo was a Senior Manager at KPMG LLP.

James Walsh has been a Director of IMH since August 1995. In January 2000, he became Managing Director of Sherwood Trading and Consulting Corporation. From March 1996 to January 2000, he was an Executive Vice President of Walsh Securities, Inc. where he directed mortgage loan production, sales and securitization. Mr. Walsh was an executive of Donaldson, Lufkin and Jenrette Securities Corporation from January 1989 through March 1996 where he oversaw residential mortgage securitization, servicing brokerage and mortgage banking services.

Frank P. Filipps has been a Director of IMH since August 1995. In June 1999, he was elected Chairman and Chief Executive Officer of Radian Group, Inc. (NYSE-RDN) and its principal subsidiary, Radian Guaranty, Inc., collectively, “Radian,” which were formed through a merger of Amerin and Commonwealth Mortgage Assurance Company (“CMAC”). Radian provides private mortgage insurance coverage on residential mortgage loans. From January 1995 to June 1999, he served as Chairman, President and Chief Executive Officer of CMAC. In 1995, he was elected President and a Director of CMAC Investment Corporation (NYSE-CMT), and in January 1996, he was elected Chief Executive Officer of CMAC Investment Corporation. Mr. Filipps originally joined CMAC in 1992 as Senior Vice President and Chief Financial Officer and became Executive Vice President and Chief Operating Officer in 1994.

Stephan R. Peers has been a Director of IMH since October 1995. In September 2001, Mr. Peers joined Sandler O’Neill & Partners as a Managing Director. From March 2000 to May 2001, Mr. Peers was a Managing Director at Bear, Stearns & Co., Inc. From April 1995 to March 2000, he was an Executive Vice President of International Strategic Finance Corporation, Ltd., where he performed corporate finance services for overseas and domestic companies. From January 1998 to June 1998, he was an executive at Aames Financial Corporation, a mortgage loan company. From April 1989 to April 1995, Mr. Peers was a Vice President in corporate finance at Montgomery Securities where he specialized in financial services institutions.

William E. Rose has been a Director of IMH since August of 2000. Since 1991, Mr. Rose has been associated with HBK Investments L.P. and is currently a Managing Director. His responsibilities include U.S. equity derivatives, private investments and trading. Prior to 1991, Mr. Rose worked for William A.M. Burden & Co., the investment division of the Burden family of New York, and in the mergers & acquisitions group of Drexel Burnham, Lambert, Inc.

Leigh J. Abrams has been a Director of IMH since April 2001. Since August 1979, Mr. Abrams has been President, Chief Executive Officer and a Director of Drew Industries Incorporated (NYSE-DW), which manufactures a wide variety of components for manufactured homes and recreational vehicles. From May 1994 to the company’s liquidation in 2002, Mr. Abrams served as President, Chief Executive Officer and Director for LBP, Inc. Mr. Abrams, a CPA, has over 30 years of experience in corporate finance, mergers and acquisitions, and operations.

There are no family relationships between any of the directors or executive officers of IMH.

All directors are elected at each annual meeting of stockholders for a term of one year, and hold office until their successors are elected and qualify. Any vacancy on the board of directors for any cause, other than an increase in the number of directors, may be filled by a majority vote of the remaining directors. Replacements for vacancies occurring among the unaffiliated directors will be elected by a majority vote of the remaining directors, including a majority of the unaffiliated directors, or “unaffiliated directors.” We pay an annual director’s fee of $20,000 to unaffiliated directors, an additional $1,000 for each meeting attended and reimbursement for costs and expenses for attending such meetings. We did not pay the unaffiliated directors for one special meeting in 2003. We pay audit committee members $1,000 and the chairman of the audit committee $1,300 for each meeting attended. Members of the board of directors are also eligible to receive awards under our stock option plans and receive quarterly dividend equivalent rights, or “DERS.” Messrs. Tomkinson and Ashmore received no additional compensation for their services as director.

Audit Committee Financial Expert

Our board of directors has determined that at least one person serving on the audit committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. Frank Filipps, Chairman of the audit committee, satisfies the “audit committee financial expert” criteria established by the SEC and is independent as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership of such securities with the SEC. Directors, executive officers and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent stockholders were satisfied by such persons, except for Joseph R. Tomkinson, who filed a late Form 4 reporting the purchase of shares.

Code of Ethics

We have adopted a code of business conduct and ethics within the meaning of Item 406(b) of Regulation S-K. This code of ethics applies to our directors, executive officers and employees, including our CEO, CFO and Controller. This code of ethics is publicly available in the corporate governance section of the investor relations page of our website located at www.impaccompanies.com and in print upon request to the Secretary at Impac Mortgage Holdings, Inc., 1401 Dove Street, Newport Beach, California, 92660. If we make amendments to the code of ethics or grant any waiver that the SEC requires us to disclose, we will disclose the nature of such amendment or waiver on our website.

ITEM 11.    EXECUTIVE COMPENSATION

The following table presents compensation paid to our executive officers for the years ended December 31, 2003, 2002 and 2001, or “Named Executive Officers.”

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(4)	Securities Underlying Options (Shares)(#)	All Other Compensation ($)(5)
Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer of IMH, IFC and IWLG	2003 2002 2001	453,107 320,427 310,561	4,476,652(1)(2) 2,827,337(1)(2) 1,091,992(1)(2)	506,400 436,800 178,892	150,000 100,000 340,000	10,357 9,662 9,903

William S. Ashmore President and Chief Operating Officer of IMH; President of IFC and IWLG	2003 2002 2001	407,742 254,533 246,403	4,417,146(1)(2) 2,402,710(1)(2) 999,252(1)(2)	416,000 358,000 144,000	150,000 100,000 300,000	10,084 8,811 9,150

Richard J. Johnson Executive Vice President and Chief Financial Officer of IMH, IFC and IWLG	2003 2002 2001	254,280 161,591 156,428	3,060,335(1) 1,511,840(1) 574,386(1)	293,000 252,169 102,369	150,000 100,000 240,000	9,546 8,271 8,590

Ronald M. Morrison General Counsel and Secretary of IMH, IFC and IWLG	2003 2002 2001	230,866 215,292 204,985	— 37,337 —	128,000 110,408 62,185	50,000 20,000 80,000	9,919 8,736 8,832

Gretchen D. Verdugo Executive Vice President of IWLG	2003 2002 2001	156,683 215,348 162,000	374,959(3) 117,132(3) 82,749(3)	5,768 5,998 6,230	50,000 20,000 40,000	9,462 8,189 8,403

(1)	Until April 1, 2003, includes incentive compensation under the previous employment agreements and, after that, the incentive compensation under the new employment agreements as described in “—Employment Agreements.”
(2)	Until April 1, 2003, includes a bonus based on IFC’s total loan production, not to exceed base salary.
(3)	Includes a quarterly bonus based on average outstanding warehouse advances to non-affiliated clients.
(4)	Includes a car allowance and non-preferential cash payments based on DER awards attached to options granted through 2001 of which the following amounts were paid in 2003, 2002 and 2001, respectively: Mr. Tomkinson–$492,000, $422,400 and $165,600, Mr. Ashmore–$410,000, $352,000 and $138,000, Mr. Johnson–$287,000, $246,400 and $96,600 and Mr. Morrison–$123,000, $105,600 and $27,600.
(5)	For 2003, consists of group term-life insurance payments and 401(k) contributions, respectively, as follows: Mr. Tomkinson–$2,227 and $8,130, Mr. Ashmore–$1,954 and $8,130, Mr. Johnson–$1,416 and $8,130, Mr. Morrison–$1,789 and $8,130 and Ms. Verdugo–$1,332 and $8,130.

The following table sets forth information concerning individual grants of stock options in 2003 to the Named Executive Officers:

	Individual Grants
Name	Number of Securities Underlying Options Granted(#)(1)	Percent of Total Options Granted to Employees(2)	Exercise or Base Price ($/Share)(3)	Expiration Date(4)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(5)
					5%	10%
Joseph R. Tomkinson	150,000	11%	14.27	07/29/07	$461,291	$993,406
William S. Ashmore	150,000	11%	14.27	07/29/07	461,291	993,406
Richard J. Johnson	150,000	11%	14.27	07/29/07	461,291	993,406
Ronald M. Morrison	50,000	4%	14.27	07/29/07	153,764	331,135
Gretchen D. Verdugo	50,000	4%	14.27	07/29/07	153,764	331,135

(1)	Options vest equally over a three-year period commencing the first year after the date of grant.
(2)	The total number of options granted to our employees, excluding 200,000 shares underlying options granted to unaffiliated directors, during 2003 was 1,348,000.
(3)	The exercise price per share of options granted represents the fair market value of the underlying shares of common stock on the date the options were granted.
(4)	Such stock options expire four years from the date of grant.
(5)	In order to comply with the rules of the SEC, we are including the gains or “option spreads” that would exist for the respective options we granted to the named executive officers. We calculated these gains by assuming an annual compound stock price appreciation of 5% and 10% from the date of the option grant until the termination date of the option. These gains do not represent our estimate or projection of the future price of the common stock.

The following table sets forth information concerning option exercises in 2003 and option values as of year-end 2003 to the named executive officers:

	Shares Acquired on Exercise (#) (1)	Value Realized ($) (2)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (3)
			Exercisable	Un-exercisable	Exercisable	Un-exercisable
Joseph R. Tomkinson	10,000	$71,100	319,999	250,001	$4,100,591	$1,426,009
William S. Ashmore	99,999	654,660	200,000	250,001	2,806,000	1,426,009
Richard J. Johnson	66,666	390,780	140,000	250,001	1,964,200	1,426,009
Ronald M. Morrison	6,667	53,603	66,666	70,001	702,095	364,008
Gretchen D. Verdugo	24,999	151,232	—	75,001	—	435,808

(1)	Shares acquired on exercise includes all shares underlying the stock option or portion of the option, exercised without deducting shares held to satisfy tax obligations, if any, sold to pay the exercise price or otherwise disposed of.
(2)	The value realized of exercised options is the product of (a) the excess of the per share fair market value of the common stock on the date of exercise over the per share option exercise price and (b) the number of shares acquired upon exercise.
(3)	The value of unexercised “in-the-money” options is based on a price per share of $18.21, which was the price of a share of common stock as quoted on the New York Stock Exchange at the close of business on December 31, 2003, minus the exercise price, multiplied by the number of shares underlying the option.

Employment Agreements

On April 1 2003, new employment agreements between IFC and each officer became effective, which replaced the then-existing employment agreements. Until April 1, 2003, under the previous agreements, if our annualized return on equity during any fiscal quarter was in excess of the ten-year U.S. Treasury rate plus 200 basis points, Messrs. Tomkinson, Ashmore and Johnson received additional incentive compensation of 4.0875%, 4.25%, and 3.0%, respectively, of such excess. 18% of each officer’s incentive compensation, until such time as the employee turns 55 years old, was deposited in a deferred compensation plan, one-third of which was released one year from the quarter in which it is deposited plus the applicable accrued interest on such released amount at a rate of the ten year average yield, as defined therein, plus 200 basis points. 80% of the remainder of the incentive compensation was paid to each officer in cash.

New Employment Agreements. The new employment agreements of Joseph R. Tomkinson, William S. Ashmore and Richard J. Johnson became effective on April 1, 2003. Each agreement, unless terminated earlier pursuant to the terms of such agreement, expires on December 31, 2007.

Guaranty. Since IMH will receive direct and indirect benefits from the performance of the officers under each of the employment agreements, IMH executed a guaranty in favor of each the officers. Under the terms of each guaranty, IMH promises to pay any and all obligations owed to the officers in the event of default by IFC.

Base and Other Compensation. Pursuant to the terms of the employment agreements, Joseph R. Tomkinson receives an annual base salary of $600,000, William S. Ashmore receives an annual base salary of $500,000 and Richard J. Johnson receives an annual base salary of $250,000. In exchange for increased base salaries, Mr. Tomkinson and Mr. Ashmore will no longer receive commission on loan acquisitions and originations by the mortgage operations, which were provided for in their previous employment agreements. Each officer’s base salary is not subject to any annual adjustment. The executive officers receive other benefits, such as a car allowance, health benefits and accrued vacation. The executive officers are prohibited, without the prior approval of the board of directors, from receiving compensation, directly or indirectly, from companies with whom we have any financial, business or affiliated relationship.

Incentive Compensation. Each executive officer receives incentive compensation, or “incentive compensation,” which is paid to each executive officer in an amount equal to our excess income, which is the greater of zero or net income minus the product of (i) the ten year U.S. treasury rate plus 200 basis points and (ii) the average net worth multiplied by the number of days in the quarter and divided by 365, multiplied by 4.0875% in the case of Joseph Tomkinson, 4.25% in the case of William Ashmore, and 3.0% in the case of Richard Johnson. Net income is determined in accordance with the then-current tax law before the total incentive compensation is paid to the officers, the deduction for dividends paid and any net operating loss deductions arising from prior periods. The ten year U.S. treasury rate is generally the arithmetic average of the weekly per annum ten year average yields published by the Federal Reserve Board during the quarter. Average net worth is, for any quarter, IMH’s accumulated net worth of $625.1 million at December 31, 2003 plus, subsequent to December 31, 2003, the weighted average daily sum of the gross proceeds from any sale of IMH’s equity securities, before deducting any underwriting discounts and commissions and other expenses; plus the average balance for the quarter of IMH’s retained earnings; less the weighted average daily sum of the gross proceeds used to repurchase IMH’s stock; less the average balance for the quarter of the cumulative dividends declared; plus an amount equal to prior period losses, as defined in the agreements.

The incentive compensation will generally be calculated and reviewed by the compensation committee within 30 days after each quarter. The incentive compensation will be paid in cash, and the executive officers may elect to defer any component of their compensation in an approved, Company sponsored deferred compensation plan.

Severance Compensation. If the executive officer’s employment is terminated for any reason, other than without cause or good reason (as such terms are to be defined in the agreement), the executive officer will receive his base compensation, benefits, and pro rata incentive compensation through the termination date. In addition, if the executive officer is terminated without cause or if the executive resigns with good reason, the executive officer will receive the following:

(i)	an additional 30 months of base salary of which 12 month’s worth of base salary will be paid on the termination date and the other 18 month’s worth of base salary will be paid on the normal salary payment dates over that period;

(ii)	benefits paid over the 30 month period following the termination date, provided certain conditions are met; and

(iii)	incentive compensation payments determined and paid as follows:

a.	on the termination date, the executive officer will be paid an amount equal to the prior three quarters’ worth of incentive compensation;

b.	30 days after the quarter in which the termination date occurs, the incentive compensation for that quarter that the executive officer would have been entitled to receive had the executive officer not been terminated; and

c.	for the six quarters after the quarter in which the termination date occurs, the executive officer will be paid his incentive compensation at the time such compensation would have been paid had the executive officer not been terminated; provided that the executive officer’s incentive compensation for each quarter will not be less than 50% nor more than 100% of the average quarterly new incentive compensation for the four quarters immediately preceding the termination date.

Each executive officer has agreed not to compete with us and our subsidiaries and affiliates during the 30 months that severance payments are made to the executive officer, provided that the agreement not to compete will be waived if the executive officer forgoes the severance compensation.

Pursuant to an employment agreement, dated September 1, 2001, Ronald M. Morrison receives a base salary of $210,000, subject to annual review and upward adjustment or no adjustment at management’s sole discretion, and a quarterly bonus equal to the aggregate dividend Mr. Morrison would receive on shares underlying his stock options on the date of the agreement and on the date of the payment of such bonus. The term of the employment is two years and may be extended by mutual agreement of the parties. Mr. Morrison is also eligible to receive stock options under our stock option plans, a monthly car allowance and expense reimbursements. In the event Mr. Morrison is terminated without cause, he is entitled to his base salary under the agreement for a period of one year following the termination date, and whatever bonus or incentive compensation provided by any plan for the year of termination, prorated through the termination date. In all other events of termination, Mr. Morrison is entitled to his base salary, prorated through the termination date and expense reimbursements.

Gretchen Verdugo has an “at will” employment letter with the warehouse lending operations pursuant to which she is eligible to receive an annual discretionary bonus of up to 30% of her base salary, which is based 50% on corporate profitability and 50% on individual performance, and a quarterly bonus based on average outstanding warehouse advances to non-affiliated clients. Ms. Verdugo also receives a car allowance.

Deferred Compensation Plan. Employees who hold a position of at least Vice President and perform functions as an officer and are deemed highly compensated are eligible to participate in our deferred compensation plan. Participants may defer up to 50% of their annual salary and their entire bonus or commissions on a yearly basis. Participants may designate investments based on investment choices provided to them.

Compensation Committee Interlocks and Insider Participation

During 2003, our compensation committee consisted of Messrs. Walsh and Rose. No member of the compensation committee was, during the fiscal year, an officer or employee of IMH, nor was any member of the compensation committee formerly an officer of the Company. In 2003, a company of which the brother of our director, James Walsh, is the sole owner, received commissions in the aggregate of approximately $153,000 from the Company in connection loan purchases and originations. Mr. Walsh’s brother was entitled to forty percent of those commissions.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of the February 27, 2004 by (i) each director, (ii) each executive officer, and (iii) all directors and executive officers as a group. As of February 27, 2004, there were no persons known to us to beneficially own more than five percent of our common stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Joseph R. Tomkinson (2)	559,684	*
William S. Ashmore (3)	291,541	*
Richard J. Johnson (4)	248,215	*
Ronald M. Morrison (5)	91,778	*
Gretchen D. Verdugo	2,564	*
James Walsh (6)	51,083	*
Frank P. Filipps (7)	68,749	*
Stephan R. Peers (8)	37,749	*
William E. Rose (7)	47,499	*
Leigh J. Abrams (9)	29,500	*
Unaffiliated directors and executive officers as a group (10 persons) (10)	1,428,362	2.26

*	Less than 1%
(1)	All named beneficial owners can be contacted at 1401 Dove Street, Newport Beach, California 92660.
(2)	Includes options to purchase 273,333 shares that were exercisable as of February 27, 2004 or have or will become exercisable within 60 days after such date.
(3)	Includes (i) options to purchase 200,000 shares that were exercisable as of February 27, 2004 or have or will become exercisable within 60 days after such date, (ii) 37,683 shares held in a profit sharing plan with Mr. Ashmore and his wife as trustees, (iii) 50,533 shares held in trust with Mr. Ashmore and his wife as trustees, and (iv) 3,325 shares held as custodian for his children.
(4)	Includes options to purchase 140,000 shares that were exercisable as of February 27, 2004 or have or will become exercisable within 60 days after such date.
(5)	Includes options to purchase 66,666 shares that were exercisable as of February 27, 2004 or have or will become exercisable within 60 days after such date.
(6)	Includes options to purchase 33,750 shares that were exercisable as of February 27, 2004 or have or will become exercisable within 60 days after such date.
(7)	Consists of options that were exercisable as of February 27, 2004 or have or will become exercisable within 60 days after such date.
(8)	Includes options to purchase 33,750 shares that were exercisable as of February 27, 2004 or have or will become exercisable within 60 days after such date.
(9)	Includes options to purchase 22,500 shares that were exercisable as of February 27, 2004 or have or will become exercisable within 60 days after such date.
(10)	Includes options to purchase an aggregate of 886,247 shares that were exercisable as of February 27, 2004 or have or will become exercisable within 60 days after such date.

Equity Compensation Plan Information

Our stock plans consist of our 2001 Stock Option, Deferred Stock and Restricted Stock Plan, which was approved by our stockholders on July 25, 2001, and our 1995 Stock Option, Deferred Stock and Restricted Stock Plan, which was approved by our stockholders on November 11, 1995, together, our “Stock Plans.” Each of our Stock Plans authorizes our board of directors to grant awards that include incentive stock options as defined under Section 422 of the Internal Revenue Code, non-qualified stock options, deferred stock, restricted stock and, in the case of the 2001 stock plan, dividend equivalent rights and, in the case of the 1995 stock plan, stock appreciation rights.

The following table summarizes our equity compensation plan information as of December 31, 2003 with respect to outstanding awards and shares remaining available for issuance under our existing equity compensation plans. Information is included in the table as to common stock that may be issued pursuant to the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options (A)	Weighted-average exercise price of outstanding options (B)	Number of securities remaining available for future issuance (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by stockholders	3,395,445	$5.70	412,713	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	3,395,445	$5.70	412,713	(1)

(1)	The 2001 Stock Plan contains a provision whereby on January 1st of each year the maximum number of shares of stock may be increased by an amount equal to the lesser of (a) 3.5% of the total number of shares of stock outstanding on such anniversary date, and (b) a lesser amount as determined by the board of directors; provided, further, that of such amount the maximum aggregate number of ISOs shall be increased on January 1st of each year to the lesser of (a) 3.5% of the total number of shares of stock outstanding on such anniversary date, and (b) 3.5% of the total number of shares of stock outstanding on the effective date of the plan. Pursuant to this provision, the number of shares authorized for issuance under the 2001 Stock Option Plan increased by 1,972,892 on January 1, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party transactions between the long-term investment operations and the warehouse lending operations and subsidiaries and affiliates, primarily the mortgage operations, which occurred during the non-consolidation period are detailed below. All related party transactions between the long-term investment operations and the warehouse lending operations and the mortgage operations, which occurred during the consolidation period were eliminated in consolidation.

Arrangements with IFC

On July 1, 2003, IMH purchased from Joseph R. Tomkinson, our Chairman, CEO and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, IMH’s Executive Vice President and CFO, all of the outstanding shares of common stock of IFC for aggregate consideration of $750,000 which resulted in goodwill of approximately $486,000. Mr. Tomkinson elected to receive $125,000 worth of his consideration for the sale of his IFC shares of common stock in the form of 7,687 shares of IMH common stock. Each of Messer’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. Joseph R. Tomkinson is also IFC’s CEO and a director, William S. Ashmore is also IFC’s President and a director, and Richard J. Johnson is also CFO and a director of IFC. The fairness opinion related to the purchase of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by the board of directors. The common stock of IFC represents 1% of the economic interest in IFC. IMH currently owns all of the outstanding common and preferred stock of IFC, which represents 100% of the interest in IFC. As a result of acquiring 100% of IFC’s common stock, as of July 1, 2003 IMH began to consolidate IFC as of that date.

Cost Allocations. The long-term investment operations and mortgage operations entered into a premises operating sublease agreement to rent approximately 74,000 square feet of office space in Newport Beach, California, for a ten-year term, which expires in May 2008. The mortgage operations pay monthly rental expense and allocate the cost to the long-term investment operations and warehouse lending operations on the basis of square footage occupied. Total expense allocated to the long-term investment operations and warehouse lending operations during the non-consolidation period was $103,000.

Credit Arrangements. The warehouse lending operations maintains a $800.0 million uncommitted warehouse financing facility with the mortgage operations. Advances under the warehouse facility bear interest at Bank of America’s prime rate minus 0.50%. Interest income recorded by the warehouse lending operations related to the warehouse line provided to the mortgage operations during the non-consolidation period was $10.5 million.

The long-term investment operations and warehouse lending operations paid the mortgage operations for management and operating services based upon usage, which management believes is reasonable. Total cost allocations incurred by the long-term investment operations and warehouse lending operations for the non-consolidation period was $1.4 million.

During the non-consolidation period and in the normal course of business, the long-term investment and warehouse lending operations may advance or borrow funds on a short-term basis with the mortgage operations. These short-term advances and borrowings bear interest at a fixed rate of 8% per annum. Interest income recorded by the long-term investment and warehouse lending operations related to short-term advances with the mortgage operations during the non-consolidation period was $240,000. Interest expense recorded by the long-term investment and warehouse lending operations related to short-term borrowings with the mortgage operations during the non-consolidation period was $330,000.

During 1999, the long-term investment operations advanced $14.5 million in cash to the mortgage operations at an interest rate of 9.50% per annum due June 30, 2004 in exchange for an interest only note to fund the operations of the mortgage operations and other strategic opportunities deemed appropriate by the mortgage operations. Interest income recorded by the long-term investment operations related to the note to the mortgage operations during the non-consolidation period was $689,000.

Transactions with the mortgage operations. During the non-consolidation period, the long-term investment operations purchased mortgages from the mortgage operations having a principal balance of $2.2 billion with premiums of $45.3 million. Servicing rights on substantially all mortgages purchased by the long-term investment operations were retained by the mortgage operations.

The mortgage operations acts as a servicer of mortgages acquired on a “servicing-released” basis by the long-term investment operations from the mortgage operations pursuant to the terms of a servicing agreement, which became effective on November 20, 1995. The mortgage operations subcontract substantially all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements.

During the non-consolidation period, the long-term investment operations and warehouse lending operations were allocated data processing, executive and operations management, and accounting services that the mortgage operations incurred during the normal course of business. The mortgage operations charged the long-term investment operations and warehouse lending operations for these services based upon usage, which management believes was reasonable. Total cost allocations charged to the long-term investment operations and warehouse lending operations by the mortgage operations during the non-consolidation period was $1.4 million.

Indebtedness of Management

On December 10, 2001, the mortgage operations provided William S. Ashmore, President of IFC, with a $600,000 adjustable rate mortgage to provide financing with an initial rate of 4.13%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. As of December 31, 2003, the outstanding principal balance on the mortgage was $558,000.

On February 27, 2003, the mortgage operations provided William S. Ashmore, President of IFC, with a $295,600 fixed rate mortgage to provide financing with an initial rate of 5.50%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

Other Arrangements

IFC has entered into an insurance commitment program with Radian Guaranty, Inc. Frank Filipps, a director, is the Chairman and Chief Executive Officer of Radian Group, Inc. and its principal subsidiary, Radian Guaranty, Inc. Radian Guaranty has agreed to insure mortgage loans acquired or originated by IFC that meet certain credit criteria. IFC pays Radian on a monthly basis. The amount paid depends on the number of mortgage loans insured by Radian and the credit quality of the mortgages. For the year ended December 31, 2003, IFC paid an aggregate of $6.9 million to Radian in connection with the insurance program. This includes only lender paid mortgage insurance. This includes only lender paid mortgage insurance.

In 2003, a company of which the brother of our director, James Walsh, is the sole owner, received commissions in the aggregate of approximately $153,000 from us in connection with loan purchases and originations. Mr. Walsh’s brother was entitled to forty percent of these commissions.

Sandler O’Neill & Partners, L.P. participated as an underwriter in common stock offerings of the Company in December 2003 and February 2004. Stephan R. Peers, a director of IMH, is a managing director of Sandler O’Neill & Partners, L.P.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by our principal accountant, KPMG LLP, for the periods indicated.

	For the Year Ended December 31,
	2003	2002
Audit fees	$605,000	$325,000
Audit-related fees (1)	362,000	564,000
Tax fees (2)	—	385,000
All other fees	—	—

Total audit and non-audit fees	$967,000	$1,274,000

(1)	Includes fees for structured finance assistance, audit of 401(k) plan and audit of master servicing policies and procedures.
(2)	Preparation of corporate tax returns, REIT status and tax compliance issues and review of income tax provisions.

Pre-Approval Policies and Procedures for Audit and Non-Audit Services

The audit committee pre-approves all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the audit committee prior to the completion of the audit. The audit committee may form and delegate authority to subcommittees consisting of one or more members of the audit committee when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting. In pre-approving the services in 2003 under audit related fees, tax fees or all other fees, the audit committee did not rely on the de minimus exception to the SEC pre-approval requirements.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	All schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements at page F-1, or otherwise included in this Form 10-K.

(b)	Reports on Form 8-K

Current Report on Form 8-K, dated December 18, 2003, reporting Items 5 and 7, relating to the execution of an underwriting agreement with JMP Securities LLC and Sandler O’Neill & Partners, L.P.

Current Report on Form 8-K, dated December 31, 2003, furnished to the SEC reporting Item 9, relating to the posting of the Company’s unaudited monthly fact sheet.

Current Report on Form 8-K, dated December 5, 2003, furnished to the SEC reporting Item 5, relating to a complaint filed against the Company on November 25, 2003 captioned Michael and Amber Stallings v. Empire Funding Home Loan Owner Trust 1997-3; U.S. Bank, National Association; and Wilmington Trust Company.

Current Report on Form 8-K, dated November 6, 2003, furnished to the SEC reporting Items 7 and 12, relating to a press release issued by the Company on November 5, 2003 reporting financial results for the quarter ended September 30, 2003.

(c)	Exhibits

Exhibit Number	Description

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

3.1	(g)	Certificate of Correction for Series C Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1	(h)	Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on July 12, 2002, reclassifying Series C Preferred Stock of the Registrant (incorporated by reference to exhibit 9 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1	(i)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on July 17, 2002, increasing authorized shares of Common Stock of the Registrant (incorporated by reference to exhibit 10 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1	(j)	Resolution to Change Principal Officer or Resident Agent, filed with the State Department of Assessments and Taxation of Maryland on September 11, 2002.

3.2		Bylaws of the Registrant, as amended and restated (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

3.2	(a)	Amendment to Bylaws of the Registrant (incorporated by reference to exhibit 3.2(a) of the Registrant’s Registration Statement of Form S-3 (File No. 333-111517) filed with the Securities and Exchange Commission on December 23, 2004).

4.1		Form of Stock Certificate of the Company (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

4.2		Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on October 14, 1998).

4.2	(a)	Amendment No. 1 to Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2(a) of the Registrant’s Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on December 23, 1998).

10.1		1995 Stock Option, Deferred Stock and Restricted Stock Plan, as amended and restated (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

10.2		Form of Indemnity Agreement between the Registrant and its Directors and Officers (incorporated by reference to exhibit 10.4 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

10.3

Form of Loan Purchase and Administrative Services Agreement between the Registrant and Impac

Funding Corporation (incorporated by reference to exhibit 10.9 to the Registrant’s Registration

Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange

Commission on September 7,1995).

10.4		Servicing Agreement effective November 11, 1995 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.14 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-04011), filed with the Securities and Exchange Commission on May 17, 1996).

10.5		Impac Mortgage Holdings, Inc. 1996 Stock Option Loan Plan (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 1996).

10.6		Lease dated June 1, 1998 regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit 10.17 of the Registrant’s 10-K for the year ended December 31, 1998).

10.6	(a)	Second Amendment to Lease dated October 1, 1999 between The Realty Associates Fund V, L.P., the Registrant and Impac Funding Corporation regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit number 10.4(d) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7		Office Lease, First Amendment to Office Lease, and Assignment, Assumption and Consent to Assignment of Lease with Property California OB One Corporation and Assignment to Impac Funding Corporation regarding 15050 Avenue of Science Suite 210 San Diego California. (incorporated by reference to exhibit number 10.10 of the Registrant’s Annual Report on Form 10-k for the year ended December 31, 2001).

10.8		Employment Agreement between Impac Funding Corporation and Ronald M. Morrison dated September 1, 2001.

10.9		Note dated June 30, 1999 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.17 of the Registrant’s 10-K for the year ended December 31, 1999).

10.10		Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed with the SEC on April 30, 2001).

10.10	(a)	Amendment to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to Exhibit 4.1(a) of the Registrants Form S-8 filed with the SEC on March 1, 2002).

10.10	(b)	Amendment No. 2 to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan.

10.11		Underwriting Agreement dated August 22, 2002 among the Registrant, JMP Securities LLC and Sandler O’Neill & Partners, L.P. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed August 23, 2002).

10.12		Underwriting Agreement dated February 20, 2003 among the Registrant, UBS Warburg LLC, JMP Securities LLC, RBC Dain Rauscher Inc., and Wedbush Morgan Securities, Inc. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed February 21, 2003).

10.13		The Impac Companies Deferred Compensation Plan (incorporated by reference to exhibit 10.17 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.14		Equity Distribution Agreement, dated May 5, 2003, between Impac Mortgage Holdings, Inc. and UBSWarburg LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed May 7, 2003).

10.14	(a)	Letter Agreement to Equity Distribution Agreement, dated June 10, 2003, between Impac Mortgage Holdings, Inc. and UBS Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed June 12, 2003).

10.15		Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.16		Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.17	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Richard J. Johnson (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.18	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Joseph R. Tomkinson (incorporated by reference to exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.19	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of William S. Ashmore (incorporated by reference to exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.20	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Richard J. Johnson (incorporated by reference to exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.21	Stock Purchase Agreement, dated July 1, 2003, among Impac Mortgage Holdings, Inc, Joseph R. Tomkinson, William S. Ashmore, and Johnson Revocable Living Trust (incorporated by reference to exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.22	Underwriting Agreement, dated December 17, 2003, by and among Impac Mortgage Holdings, Inc., JMP Securities LLC and Sandler O’Neill & Partners, L.P. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed December 18, 2003).

10.23	Underwriting Agreement, dated February 5, 2004, by and among Impac Mortgage Holdings, Inc., UBS Securities LLC, Friedman, Billings, Ramsey & Co., Inc., Sandler O’Neill & Partners, L.P. and JMP Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed February 6, 2004).

21.1	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

23.1	Consent of KPMG LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 15th day of March 2004.

Impac Mortgage Holdings, Inc.

by	/s/ JOSEPH R. TOMKINSON

Joseph R. Tomkinson
Chairman of the Board
and Chief Executive Officer

We, the undersigned directors and officers of Impac Mortgage Holdings, Inc., do hereby constitute and appoint Joseph R. Tomkinson and Richard J. Johnson, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this report, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments to this report, and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and Director	March 15, 2004

/s/ RICHARD J. JOHNSON Richard J. Johnson	Executive Vice President and Chief Financial Officer	March 15, 2004

/s/ WILLIAM S. ASHMORE William S. Ashmore	President and Director	March 15, 2004

/s/ CRAIG A. GOLDING Craig A. Golding	Vice President and Controller	March 15, 2004

/s/ JAMES WALSH James Walsh	Director	March 15, 2004

/s/ FRANK P. FILIPPS Frank P. Filipps	Director	March 15, 2004

/s/ STEPHAN R. PEERS Stephan R. Peers	Director	March 15, 2004

/s/ WILLIAM E. ROSE William E. Rose	Director	March 15, 2004

/s/ LEIGH J. ABRAMS Leigh J. Abrams	Director	March 15, 2004

INDEPENDENT AUDITORS’ REPORT AND

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Impac Mortgage Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of earnings and comprehensive earnings, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/    KPMG LLP

Orange County, California

January 29, 2004, except as to Note T

to the consolidated financial

statements, which is as of

February 15, 2004

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

	At December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$127,381	$113,345
CMO collateral	8,735,434	5,149,680
Mortgages held-for-investment	652,814	57,536
Finance receivables	630,030	1,140,248
Mortgages held-for-sale	395,090	—
Allowance for loan losses	(38,596)	(26,602)
Accrued interest receivable	39,347	28,287
Derivative assets	23,479	14,931
Investment in Impac Funding Corporation	—	20,787
Due from affiliates	—	14,500
Other assets	109,678	39,061

Total assets	$10,674,657	$6,551,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
CMO borrowings	$8,526,838	$5,041,751
Reverse repurchase agreements	1,568,807	1,168,029
Accumulated dividends payable	—	21,754
Other liabilities	70,522	16,751

Total liabilities	10,166,167	6,248,285

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 7,500,000 shares authorized; none issued and outstanding at December 31, 2003 and 2002	—	—
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.01 par value; 200,000,000 and 50,000,000 shares authorized and 56,368,368 and 45,320,517 shares issued and outstanding as of December 31, 2003 and 2002, respectively	564	453
Additional paid-in capital	629,662	479,298
Accumulated other comprehensive loss	(8,348)	(41,721)
Net accumulated deficit:
Cumulative dividends declared	(307,031)	(200,954)
Retained earnings	193,643	66,412

Net accumulated deficit	(113,388)	(134,542)

Total stockholders’ equity	508,490	303,488

Total liabilities and stockholders’ equity	$10,674,657	$6,551,773

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(in thousands, except per share data)

	For the year ended December 31,
	2003	2002	2001
INTEREST INCOME:
Mortgage Assets	$338,680	$221,978	$153,951
Other interest income	2,147	4,438	2,664

Total interest income	340,827	226,416	156,615
INTEREST EXPENSE:
CMO borrowings	185,791	117,756	77,813
Reverse repurchase agreements	32,381	23,584	33,370
Other borrowings	2,759	3,467	829

Total interest expense	220,931	144,807	112,012
Net interest income	119,896	81,609	44,603
Provision for loan losses	24,853	19,848	16,813

Net interest income after provision for loan losses	95,043	61,761	27,790

NON-INTEREST INCOME:
Gain on sale of loans	66,053	—	—
Equity in net earnings of Impac Funding Corporation	16,698	17,073	10,912
Gain on sale of securities	9,078	—	312
Other income	1,845	4,509	6,155

Total non-interest income	93,674	21,582	17,379

NON-INTEREST EXPENSE:
Personnel expense	25,267	1,868	1,211
General and administrative and other expense	7,661	983	1,668
Professional services	6,061	3,649	2,747
Mark-to-market loss – derivative instruments	3,901	—	3,821
Data processing expense	1,966	386	326
Amortization of mortgage servicing rights	1,856	—	—
Equipment expense	1,608	186	179
Occupancy expense	1,560	161	130
Provision for repurchases	1,499	—	—
Impairment of mortgage servicing rights	459	—	—
Write-down on investment securities available-for-sale	298	1,039	2,217
(Gain) loss on sale of other real estate owned	(2,632)	154	(1,931)

Total non-interest expense	49,504	8,426	10,368

Earnings before extraordinary item and cumulative effect of change in accounting principle.	139,213	74,917	34,801
Extraordinary item	—	—	(1,006)
Cumulative effect of change in accounting principle	—	—	(617)

Net earnings before income taxes	139,213	74,917	33,178
Income taxes	11,982	—	—

Net earnings	127,231	74,917	33,178
Less: Cash dividends on cumulative convertible preferred stock	—	—	(1,575)

Net earnings available to common stockholders	$127,231	$74,917	$31,603

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS—(continued)

(in thousands, except per share data)

	For the year ended December 31,
	2003	2002	2001
Other comprehensive earnings:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during year	39,760	(21,752)	(21,094)
Less: Reclassification of (losses) gains included in income	(6,387)	(112)	1,805

Net unrealized gains (losses) arising during year	33,373	(21,864)	(19,289)

Comprehensive earnings	$160,604	$53,053	$13,889

Earnings per share before extraordinary item and cumulative effect of change in accounting principle:
Net earnings per share—basic	$2.51	$1.87	$1.41

Net earnings per share—diluted	$2.46	$1.84	$1.25

Net earnings per share:
Net earnings per share—basic	$2.51	$1.87	$1.34

Net earnings per share—diluted	$2.46	$1.84	$1.19

Dividends declared per common share	$2.05	$1.76	$0.69

See accompanying notes to consolidated financial statements.

IPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollar amounts in thousands, except share data)

	Number of Preferred Shares Outstanding	Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Notes Receivable Common Stock Sales	Cumulative Dividends Declared	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance, December 31, 2000	1,200,000	$12	20,409,956	$204	$325,350	$(568)	$(902)	$(103,973)	$(41,683)	$178,440

Dividends declared ($0.69 per common share)	—	—	—	—	—	—	—	(21,404)	—	(21,404)
Dividends declared on preferred shares	—	—	—	—	—	—	—	(1,575)	—	(1,575)
Repurchase of common stock	—	—	(25,000)	—	(54)	—	—	—	—	(54)
Common stock offering	—	—	5,100,000	51	33,482	—	—	—	—	33,533
Proceeds from exercise of stock options	—	—	161,109	1	553	—	—	—	—	554
Conversion of preferred shares to common shares	(1,200,000)	(12)	6,355,932	64	(52)	—	—	—	—	—
Advances on notes receivable from common stock sales	—	—	—	—	—	—	(18)	—	—	(18)
Net earnings, 2001	—	—	—	—	—	—	—	—	33,178	33,178
Other comprehensive loss	—	—	—	—	—	(19,289)	—	—	—	(19,289)

Balance, December 31, 2001	—	—	32,001,997	320	359,279	(19,857)	(920)	(126,952)	(8,505)	203,365

Dividends declared ($1.76 per common share)	—	—	—	—	—	—	—	(74,002)	—	(74,002)
Common stock offering	—	—	11,197,000	112	98,004	—	—	—	—	98,116
Proceeds from exercise of stock options	—	—	150,824	1	992	—	—	—	—	993
Sale of stock via structured equity shelf	—	—	1,970,696	20	21,023	—	—	—	—	21,043
Advances on notes receivable from common stock sales	—	—	—	—	—	—	920	—	—	920
Net earnings, 2002	—	—	—	—	—	—	—	—	74,917	74,917
Other comprehensive loss	—	—	—	—	—	(21,864)	—	—	—	(21,864)

Balance, December 31, 2002	—	—	45,320,517	453	479,298	(41,721)	—	(200,954)	66,412	303,488

Dividends declared ($2.05 per common share)	—	—	—	—	—	—	—	(106,077)	—	(106,077)
Common stock offering	—	—	5,750,000	58	76,692	—	—	—	—	76,750
Proceeds from exercise of stock options	—	—	520,978	5	4,549	—	—	—	—	4,554
Sale of stock via equity distribution agreement.	—	—	4,769,186	48	68,998	—	—	—	—	69,046
Issuance of shares for the purchase of Impac Funding Corp.			7,687	—	125					125
Net earnings, 2003	—	—	—	—	—	—	—	—	127,231	127,231
Other comprehensive gain	—	—	—	—	—	33,373	—	—	—	33,373

Balance, December 31, 2003	—	$—	56,368,368	$564	$629,662	$(8,348)	$—	$(307,031)	$193,643	$508,490

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings before cumulative effect of change in accounting principle	$127,231	$74,917	$33,795
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	(617)
Equity in net earnings of Impac Funding Corporation	(16,698)	(17,073)	(10,912)
Provision for loan losses	24,853	19,848	16,813
Amortization of CMO premiums and deferred securitization costs	67,966	37,945	14,973
Net change in accrued interest receivable	(11,223)	(13,722)	(1,577)
Write-down of securitization costs	—	—	1,006
Write-down of investment securities available-for-sale	298	1,039	2,217
Impairment of mortgage servicing rights	2,315	—	—
Gain (loss) on sale of other real estate owned	(2,632)	154	(1,931)
Gain on sale of loans	(66,053)	—	—
Purchase of mortgages-held-for sale	(5,960,645)	—	—
Sale and principal reductions on mortgages held-for-sale	6,083,040	—	—
Depreciation and amortization	1,524	—	—
Net change in deferred revenue	(6,365)	—	—
Net change in deferred taxes	9,173	—	—
Gain on sale of investment securities available-for-sale	(9,078)	—	(312)
Net change in other assets and liabilities	(11,337)	(1,267)	(1,858)

Net cash provided by operating activities	232,369	101,841	51,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in CMO collateral	(3,646,626)	(2,994,039)	(907,189)
Net change in finance receivables	55,369	(673,599)	(61,817)
Purchase of premises and equipment	(1,816)	—	—
Cash received from acquisition of Impac Funding Corporation	23,510	—	—
Net change in mortgages held-for-investment	(613,913)	(44,235)	(16,091)
Sale of investment securities available-for-sale	5,232	—	3,901
Dividends from Impac Funding Corporation	11,385	12,870	8,894
Principal reductions on investment securities available-for-sale	12,212	8,704	5,542
Proceeds from sale of other real estate owned	33,877	12,147	9,584

Net cash used in investing activities	(4,120,770)	(3,678,152)	(957,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements and other borrowings	400,451	692,675	62,824
Proceeds from CMO borrowings	5,966,054	3,876,008	1,500,921
Repayment of CMO borrowings	(2,480,967)	(985,657)	(640,805)
Dividends paid	(127,831)	(66,329)	(9,686)
Retirement of senior subordinated debentures	—	—	(7,747)
Proceeds from sale of common stock	69,046	119,159	33,533
Proceeds from sale of common stock via equity distribution agreement	76,750
Net change in mortgage servicing rights	(5,620)	—	—
Repurchase of common stock	—	—	(54)
Proceeds from exercise of stock options	4,554	993	554

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(in thousands)

	For the year ended December 31,
	2003	2002	2001
Reduction (advances) on notes receivable from common stock sales	—	920	(18)

Net cash provided by financing activities	3,902,437	3,637,769	939,522

Net change in cash and cash equivalents	14,036	61,458	33,943
Cash and cash equivalents at beginning of year	113,345	51,887	17,944

Cash and cash equivalents at end of year	$127,381	$113,345	$51,887

SUPPLEMENTARY INFORMATION:
Interest paid	$218,586	$140,935	$113,384
Taxes paid	17,885	—	—
NON-CASH TRANSACTIONS:
Accumulated other comprehensive gain (loss)	$33,373	$(21,864)	$(19,289)
Transfer of mortgages held-for-investment to other real estate owned	5,776	1,839	2,522
Transfer of CMO collateral to other real estate owned	30,394	13,441	7,993
Transfer of finance receivables to other real estate owned	91	—	606
Dividends declared and unpaid	—	21,754	14,081

The following table presents the acquisition of the assets and liabilities of Impac Funding Corporation as of July 1, 2003 (in thousands):

ASSETS ACQUIRED
Cash and cash equivalents	$24,135
Mortgages held-for-sale	451,432
Accrued interest receivable	564
Goodwill	486
Other assets	71,377

Total assets	$547,994

LIABILITIES ASSUMED
Warehouse borrowings	447,951
Other liabilities	73,206

Total liabilities	521,157

Total stockholders’ equity	26,837

Total liabilities and stockholders’ equity	$547,994

Net Assets Acquired:
Investment in Impac Funding Corporation	$26,087
Cash paid for common stock	625
Shares issued for common stock	125

$26,837

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Business and Significant Accounting Policies

1.	Business and Financial Statement Presentation

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Impac Mortgage Holdings, Inc. (IMH), a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), Impac Multifamily Capital Corporation (IMCC) and Impac Funding Corporation (IFC), together with its wholly-owned subsidiaries Impac Secured Assets Corp. (ISAC) and Novelle Financial Services, Inc. (Novelle).

We are a mortgage real estate investment trust (REIT) that is a nationwide acquirer, originator, seller and securitizer of non-conforming Alt-A mortgages (Alt-A mortgages). Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines. Some of the principal differences between mortgages purchased by Fannie Mae and Freddie Mac and Alt-A mortgages are as follows:

•	credit and income histories of the mortgagor; and

•	documentation required for approval of the mortgagor.

We operate three core businesses:

•	long-term investment operations that is conducted by IMH, IMH Assets and IMCC;

•	mortgage operations that is conducted by IFC, ISAC and Novelle; and

•	warehouse lending operations that is conducted by IWLG.

The long-term investment operations primarily invest in adjustable rate and fixed rate Alt-A mortgages that are acquired and originated by the mortgage operations. The long-term investment operations also originate small-balance, multi-family residential mortgages (multi-family mortgages). Mortgage balances generally range from $250,000 to $3.0 million. Multi-family mortgages have interest rate floors, which is the initial start rate, and prepayment penalty periods of 3, 5 and 7 years. Multi-family mortgages provide greater asset diversification on our balance sheet as multi-family mortgage borrowers typically have higher credit scores and multi-family mortgages generally have lower loan-to-value ratios (LTV ratios) and longer lives than Alt-A mortgages. This business primarily generates net interest income on mortgages held-for-investment and mortgages held as CMO collateral (long-term mortgage portfolio). Investment in Alt-A and multi-family mortgages is financed with collateralized mortgage obligations (CMO) financing, warehouse facilities and proceeds from the sale of capital stock.

The mortgage operations, a taxable REIT subsidiary (TRS), acquire, originate, sell and securitize primarily adjustable rate and fixed rate Alt-A mortgages and, to a lesser extent, sub-prime mortgages (B/C mortgages) from correspondents, mortgage brokers and retail customers. The mortgage operations acquire Alt-A mortgages from its network of third party correspondents (Impac Alt-A mortgages). Correspondents originate and close mortgages under its mortgage programs on a flow (loan-by-loan) basis or through bulk sale commitments. Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations acts as an intermediary between the originators of mortgages that do not meet the guidelines for purchase by Fannie Mae and Freddie Mac and permanent investors in mortgage-backed securities secured by or representing an ownership interest in mortgages. The mortgage operations also acquire non-conforming Alt-A mortgages on a bulk basis that are underwritten to guidelines substantially similar, but not specific, to those of the mortgage operations (non-Impac Alt-A mortgages). Non-Impac mortgage borrowers generally have higher credit scores than Impac Alt-A mortgage borrowers. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. This business also earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held-for-sale. The mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 1, 2003, IMH entered into a stock purchase agreement with Joseph R. Tomkinson, Chairman, Chief Executive Officer and a director of IMH, William S. Ashmore, Chief Operating Officer of IMH, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, Executive Vice President and Chief Financial Officer of IMH, is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750,000. Each of Messer’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. The fairness opinion related to the purchase price of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by our board of directors. Prior to the July 1, 2003 acquisition, the common stock of IFC represents 1% of the economic interest in IFC and the outstanding non-voting preferred stock of IFC represents 99% of the economic interest in IFC. As a result of acquiring 100% of IFC’s common stock on July 1, 2003, IMH began to consolidate IFC as of that date. IMH also owns 100% of the preferred stock of IFC.

Due to the consolidation of IFC on July 1, 2003, the consolidated financial statements include results of operations of the mortgage operations for the period from January 1, 2003 to June 30, 2003 (non-consolidation period) as equity in net earnings of IFC and the period from July 1, 2003 to December 31, 2003 (consolidated period) on a consolidated basis. We will not reclassify prior periods’ financial statements to conform to the consolidation of IFC. The financial condition and results of operations have been presented in the consolidated financial statements for the three-year period ended December 31, 2003 and include the financial results of IMH, IMH Assets, IWLG, IMCC and IFC.

All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). Actual results could differ from those estimates.

2.	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash and money market mutual funds. Investments with maturities of three months or less at date of acquisition are considered to be cash equivalents.

3.	Investment Securities Available-for-Sale

Investment securities are classified as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as a separate component of stockholders’ equity and trading securities are reported at fair value with unrealized gains and losses reported in earnings. Gains and losses recorded on sale of investment securities available-for-sale are based on the specific identification method. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investments securities may be subject to credit, interest rate and/or prepayment risk.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of investment securities available-for-sale for the periods indicated are presented as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
As of December 31, 2003:
Subordinated securities secured by mortgages	$9,191	$4,233	$—	$13,424
As of December 31, 2002:
Subordinated securities secured by mortgages	$17,710	$8,355	$—	$26,065

The mortgage operations sell a portfolio of mortgages to a special purpose entity, ISAC, which has been established for the limited purpose of buying and reselling mortgages. IFC then transfers the same mortgages to a special purpose entity or owners trust (the trust). The trust issues interest-bearing asset-backed securities generally in an amount equal to the aggregate principal balance of the mortgages. The mortgage operations typically sell these certificates at face value and without recourse. Representations and warranties customary to the mortgage banking industry are provided by the mortgage operations. The long-term investment operations or other investors purchase these certificates from the trust and the proceeds from the sale of the certificates are used as consideration to purchase the underlying mortgages. In addition, the mortgage operations may provide a credit enhancement for the benefit of the investors in the form of additional collateral held by the trust. An over-collateralization account is required to be maintained at specified levels.

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

From time to time, the long-term investment operations purchases residuals created by the mortgage operations as a result of the sale of mortgages through securitizations. However, the long-term investment operations have not purchased mortgage-backed securities, including residuals, from the mortgage operations since 1999.

4.	Mortgages Held-for-Sale

The mortgage operations records mortgages held-for-sale at the lower of cost or market in the aggregate as determined by outstanding commitments from investors or current investor yield requirements. Interest is recognized as revenue when earned according to the terms of the mortgages and when, in the opinion of management, it is collectible. Nonrefundable fees and direct costs associated with the origination or purchase of mortgages are deferred and recognized when the mortgages are sold as gain or loss on sale of loans.

5.	CMO Collateral and Mortgages Held-for-Investment

The long-term investment operations invest in primarily adjustable rate and, to a lesser extent, fixed rate Alt-A mortgages to be held for long-term investment. CMO collateral and mortgages held-for-investment are recorded at cost as of the date of purchase. CMO collateral is recorded in IMH Assets, a special purpose financing subsidiary which is used to issue CMO financing. CMO collateral and mortgages held-for-investment include various types of adjustable rate and fixed rate mortgages secured by single-family residential real estate properties acquired and originated by the mortgage operations, multi-family residential real estate properties originated by IMCC and, to a lesser extent, fixed rate

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

second trust deeds secured by single-family residential real estate properties. Premiums and discounts, which may result from the acquisition of mortgages in excess or less than the outstanding principal mortgage balance, are amortized to interest income over their estimated lives using the interest method as an adjustment to the carrying amount of the mortgage. CMO collateral and mortgages held-for-investment are continually evaluated for collectibility and, if appropriate, the mortgage may be placed on non-accrual status, generally when the mortgage is 90 days past due, and previously accrued interest is reversed from income.

6.	Finance Receivables

Finance receivables represent transactions with customers, including affiliated companies, involving residential real estate lending. As a warehouse lender, the warehouse lending operations is a secured creditor of the mortgage bankers and brokers to which it extends credit and is subject to the risks inherent in that status including, the risk of borrower default and bankruptcy. Any claim of the warehouse lending operations as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Finance receivables represent warehouse lines of credit with mortgage bankers that are collateralized by mortgages on single-family residential real estate. Finance receivables are stated at the principal balance outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the mortgages.

7.	Allowance for Loan Losses

An allowance is maintained for losses on mortgages held-for-investment, mortgages held as CMO collateral and finance receivables (loans provided for) at an amount that management believes provides for losses inherent in those loan portfolios. We have implemented a methodology designed to analyze the performance of various loan portfolios, based upon the relatively homogeneous nature within these loan portfolios. The allowance for losses is also analyzed using the following factors:

•	management’s judgment of the net loss potential of mortgages in the long-term mortgage portfolio based on prior loan loss experience;

•	changes in the nature and volume of the long-term mortgage portfolio;

•	value of the collateral;

•	delinquency trends; and

•	current economic conditions that may affect the borrowers’ ability to pay.

In the opinion of management and in accordance with the loan loss allowance methodology, the present allowance for loan losses is considered adequate to provide for losses inherent in the loan portfolios. Subsequent recoveries on loans previously charged off are credited back to the allowance for loan losses.

As allowed under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” and as amended by SFAS 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures,” (SFAS 114) we determine impairment collectively on our CMO collateral and loans held for investment as they are made up of pools of smaller balance homogeneous loans. These homogeneous loans are assessed for impairment by loan type. The largest loan pool is made up of residential mortgages. Sub-prime and multifamily loans are additional loan pools that are assessed for impairment.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically, three to twenty years. Premises and equipment consisted of the following for the periods indicated:

At December 31, 2003 (1)
Premises and equipment	$17,984
Less: Accumulated depreciation	(11,733)

Total premises and equipment	$6,251

(1)	Only the period as of December 31, 2003 presented due to the consolidation of the mortgage operations as of July 1, 2003.

9.	Master Servicing Rights

Master servicing rights on mortgages that we sell are generally retained. Master servicing fees receivable represent the present value of the difference between the interest rate on mortgages purchased or acquired and the interest rate received by investors who purchase the securities backed by such loans, in excess of the normal loan servicing fees charged by either the mortgage operations on loans acquired “servicing released” or correspondents who sold mortgages to the mortgage operations with “servicing retained.” Master servicing fees receivable have characteristics similar to interest-only securities. Accordingly, master servicing fees receivable have many of the same risks inherent in interest-only securities, including the risk that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. Master servicing fees receivable are retained for investment. Accordingly, if the mortgage operations had to sell these receivables, the value received may or may not be at or above the values at which the mortgage operations carried them on the balance sheet. In determining present value of future cash flows, management uses a market discount rate. Prepayment assumptions are based on recent evaluations of the actual prepayments of the mortgage operations servicing portfolio or on market prepayment rates on new portfolios and the interest rate environment at the time the master servicing fees receivable are created.

We subcontract substantially all servicing obligations to independent third parties pursuant to sub-servicing agreements. However, master servicing rights on substantially all mortgage acquisitions and originations are retained. Master servicing fees are generally 0.03% per annum on the declining principal balances of the mortgages serviced. The value of master servicing fees is subject to prepayment and interest rate risks on the transferred financial assets. For the year ended December 31, 2003, we master serviced 65,255 mortgages with a principal balance of $13.9 billion of which $4.1 billion collateralized REMICs and $8.3 billion of mortgages collateralized CMOs. Activity for master servicing rights for the indicated periods was as follows:

		At December 31, 2003 (1)
Beginning balance		$6,168
Add: Net additions		3,110
Subtract:	Impairment of master servicing rights	(155)
	Amortization of master servicing rights	(1,536)

Total master servicing rights		$7,587

(1)	Only the period as of December 31, 2003 presented due to the consolidation of the mortgage operations as of July 1, 2003.

10.	CMO Borrowings

The decision to issue CMOs is based on our current and future investment needs, market conditions and other factors. CMOs, which are primarily secured by Alt-A mortgages on single-family and multi-family residential real properties, are issued as a means of financing our long-term mortgage portfolio. CMOs are carried at their outstanding principal balances, including accrued interest on such obligations. For accounting purposes, mortgages financed through the issuance of CMOs are treated as assets and the CMOs are treated as debt when the CMO qualifies as a financing arrangement. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgages collateralizing such debt and any investment income on such collateral. CMOs typically are structured as one-month London Interbank Offered Rate (LIBOR) “floaters” and fixed rate securities with interest payable monthly. The maturity of each class of CMO is directly affected by the rate of principal prepayments on the related CMO collateral. Each CMO series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than the stated maturities of the underlying mortgages.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When we issue CMOs for financing purposes, we seek an investment grade rating for our CMOs by nationally recognized rating agencies. To secure such ratings, it is often necessary to pledge collateral in excess of the principal amount of the CMOs to be issued, or to obtain other forms of credit enhancement such as additional mortgage insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided, the interest rates paid, the geographic concentration of the mortgaged property securing the collateral and other criteria established by the rating agencies. The pledge of additional collateral reduces our capacity to raise additional funds through short-term secured borrowings or additional CMOs and diminishes the potential expansion of our long-term mortgage portfolio.

Our total loss exposure is limited to the capital invested in CMOs at any point in time. A net interest spread between interest income on mortgages securing CMOs and interest and other expenses associated with CMO financing is earned. Net interest spreads may be directly impacted by levels of early prepayment of underlying mortgages and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates.

11.	Gain on Sale of Loans

The mortgage operations recognize gains or losses on the sale of mortgages when the sales transaction settles or upon the securitization of the mortgages when the risks of ownership have passed to the purchasing party. Gains and losses may be increased or decreased by the amount of any servicing released premiums received and costs associated with the acquisition or origination of mortgages. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than a beneficial interest in the transferred assets is received in the exchange. The long-term investment operations structure securitizations as financing arrangements and recognize no gain or loss on the transfer of mortgage assets. To achieve financing treatment, the trust holding the mortgage assets enter into derivative contracts which are prohibited instruments for qualified special purpose entities. Liabilities and derivative instruments incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. To determine the value of the securities, management estimates future rates of prepayments, prepayment penalties to be received, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

12.	Income Taxes

IMH operates so as to qualify as a REIT under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of IMH’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of our tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income. If in any tax year IMH should not qualify as a REIT, we would be taxed as a corporation and distributions to stockholders would not be deductible in computing taxable income. If IMH were to fail to qualify as a REIT in any tax year, we would not be permitted to qualify for that year and the succeeding four years. As of December 31, 2003, we had estimated federal and state net operating loss tax carry-forwards of $18.7 million that are available to offset future taxable income, which expire in the year 2020 for federal and 2010 for state.

IFC is a TRS and is therefore subject to corporate income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Net Earnings per Share

Basic net earnings per share are computed on the basis of the weighted average number of shares outstanding for the year divided into net earnings for the year. Diluted net earnings per share are computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by net earnings for the year.

14.	Stock Options

Stock options and awards may be granted to the directors, officers and key employees. The exercise price for any qualified incentive stock options (ISOs), non-qualified stock options (NQSOs) granted under our stock option plans may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the fair market value of the shares of common stock at the time the NQSO or ISO is granted. Grants under stock option plans are made and administered by the board of directors. We currently have a 1995 Stock Option, Deferred Stock and Restricted Stock Plan (1995 plan) and during 2001 the board of directors and stockholders approved a new Stock Option, Deferred Stock and Restricted Stock Plan (2001 plan), collectively, (the stock plans). Each stock plan provides for the grant of ISOs, NQSOs, deferred stock, and restricted stock, and, in the case of the 2001 plan, dividend equivalent rights and, in the case of the 1995 plan, stock appreciation rights and limited stock appreciation rights awards (awards).

In December 2002 the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148), an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (FASB 123). SFAS 148 amends FASB 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. On January 1, 2003 IMH adopted the disclosure requirements of SFAS 148. In November 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits management to choose either a new fair value based method or the current APB 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS 123 requires pro forma disclosures of net earnings (loss) computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer’s stock, i.e., stock option plans, stock purchase plans, restricted stock plans and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by non-employees or to acquire goods or services from outside suppliers or vendors.

At December 31, 2003, we had stock-based compensation plans and we applied APB Opinion No. 25 in accounting for our plans. No compensation cost has been recognized for fixed stock option plans. If compensation cost for our stock-based compensation plans been determined consistent with SFAS 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2003	2002	2001
Net earnings as reported	$127,231	$74,917	$33,178
Less: Total stock-based employee compensation expense using the fair value method	(964)	(556)	(308)

Pro forma net earnings	$126,267	$74,361	$32,870

Net earnings per share as reported:
Basic	$2.51	$1.87	$1.34

Diluted	$2.46	$1.84	$1.19

Pro forma net earnings:
Basic	$2.49	$1.85	$1.33

Diluted	$2.44	$1.82	$1.18

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The derived fair value of options granted during 2003, 2002 and 2001 was approximately $1.09, $1.19 and $1.18, respectively. The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2003	2002	2001
Risk-free interest rate	1.22%	1.45%	2.22%
Expected lives (in years)	4	3-10	3-10
Expected volatility	28.83%	35.07%	52.87%
Expected dividend yield	10.00%	10.00%	10.00%

15.	Derivative Instruments and Hedging Activities

In June 1998, FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, collectively, (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.

On January 1, 2001, we adopted SFAS 133 and the fair value of derivative instrument was reflected in financial condition and results of operations. On August 10, 2001, the Derivatives Implementation Group (DIG) of the FASB published DIG G20 which further interpreted SFAS 133. On October 1, 2001, we adopted the provisions of DIG G20 and net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20.

Our primary objective is to hedge exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on CMO borrowings resulting from the following:

•	interest rate adjustment limitations on mortgages held for long-term investment due to periodic and lifetime interest rate cap features; and

•	mismatched interest rate adjustment periods between mortgages held for long-term investment and CMO borrowings.

To mitigate exposure to the effect of changing interest rates on cash flows on CMO borrowings, we purchase derivative instruments in the form of interest rate cap agreements (caps), interest rate floor agreements (floors) and

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate swap agreements (swaps). A cap or floor is a contractual agreement for which we pay a fee. If prevailing interest rates reach levels specified in the cap or floor agreement, we may either receive or pay cash. A swap is generally a contractual agreement that obligates one party to receive or make cash payments based on an adjustable rate index and the other party to receive or make cash payments based on a fixed rate. Swaps have the effect of fixing borrowing costs on a similar amount of swaps and, as a result, can reduce the interest rate variability of borrowings. Our objective is to lock in a reliable stream of cash flows when interest rates fall below or rise above certain levels. For instance, when interest rates rise, borrowing costs may increase at greater speeds than the underlying collateral supporting the borrowings. These derivative instruments hedge the variability of forecasted cash flows attributable to CMO borrowings and protect net interest income by providing cash flows at certain triggers during changing interest rate environments. In all interest rate hedging transactions, counter-parties must have a highly-rated credit rating as determined by various credit rating agencies.

Caps qualify as derivative instruments under provisions of SFAS 133. The derivative instrument is the specific LIBOR cap that is hedging the LIBOR based CMO borrowings. The nature of the risk being hedged is the variability of the cash flows associated with the LIBOR borrowings. Prior to the adoption of DIG G20, management assessed the hedging effectiveness of its caps utilizing only the intrinsic value of the caps. DIG G20 allows management to utilize the terminal value of the caps to assess effectiveness. DIG G20 also allows for amortization of the initial fair value of the caps over the life of the caps based on the maturity date of the individual caplets. Upon adoption of DIG G20, net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20. Subsequent to the adoption of DIG G20, caps are considered effective hedges and are marked to market each reporting period with the entire change in market value being recognized in accumulated other comprehensive earnings.

Floors qualify as cash flow hedges under the provisions of SFAS 133. The derivative instrument is the specific LIBOR floor that is hedging the LIBOR based CMO borrowings. The nature of the risk being hedged is the variability of the cash flows associated with the LIBOR borrowings. Prior to DIG G20, these derivative instruments were marked to market with the entire change in the market value of the intrinsic component recognized in accumulated other comprehensive income each reporting period. The time value component of these agreements were marked to market and recognized in non-interest expense in the statement of operations. Subsequent to the adoption of DIG G20, these derivative instruments are marked to market with the entire change in the market value recognized in accumulated other comprehensive income.

Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the derivative instrument and the measurement and approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing interest rate risk. This statement was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Effectiveness of derivative instruments is measured by the fact that the hedged item, CMO borrowings, and the derivative instrument is based on one-month LIBOR. As both instruments are tied to the same index, the hedge is expected to be highly effective both at inception and on an ongoing basis. We assess the effectiveness and ineffectiveness of the hedges at the inception of the hedge and at each reporting period. Based on the fact that, at inception, the critical terms of the hedges and forecasted CMO borrowings are the same, we have concluded that the changes in cash flows attributable to the risk being hedged are expected to be completely offset by the derivative instrument, subject to subsequent assessments that the critical terms have not changed.

The mortgage operations enter into forward commitments and derivative transactions to mitigate changes in the value of its “mortgage pipeline.” The mortgage pipeline are mortgages that have not yet been acquired, however, the mortgage operations have committed to acquire the mortgages in the future at pre-determined rates through rate-lock commitments. The mortgage operations records the value of its locked pipeline as it qualifies as a derivative instrument under the provisions of SFAS 133, however, it does not qualify for hedging treatment. Therefore, the locked pipeline and the related value of derivative instruments is marked to market each reporting period along with a corresponding entry to non-interest expense. The mortgage operations also enter into forward commitments and derivative transactions to lock in the forecasted sale profitability of fixed rate mortgages held-for-sale. The mortgage operations generally sells

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

call or buys put options on U.S. Treasury bonds and mortgage-backed securities to hedge against adverse movements of interest rates affecting the value of mortgages held-for-sale. The risk in writing a call option is that the mortgage operations give up the opportunity for profit if the market price of the mortgage increases and the option is exercised. The mortgage operation also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium paid for the put option. These hedges are treated as cash flow hedges under the provisions of SFAS 133 to hedge forecasted transactions with the entire change in market value of the hedges recorded through accumulated other comprehensive income.

16.	Recent Accounting Pronouncements

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), requires us to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 were applied prospectively to exit or disposal activities initiated after December 31, 2002. The financial impact of SFAS 146 did not have a material effect on our financial condition or results of operations

SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure” (SFAS 148), amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of our accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Presently, we do not intend to adopt the fair value method.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The financial impact of SFAS 149 did not have a material effect on our financial condition or results of operations.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (SFAS 150). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain mandatory redeemable financial instruments, SFAS 150 will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatory redeemable financial instruments. The adoption of SFAS 150 did not have a material impact on our consolidated financial statements.

FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46R apply to all variable interest entities (VIEs) by the end of the first reporting period that ends after December 15, 2003. The provisions of FIN 46R for interests held by public entities in variable interest entities that are not qualified special purpose entities are required to be applied by the first reporting period that ends after March 15, 2004. After the consolidation of IFC on July 1, 2003, we have no other business interests that require consolidation as a result of applying the provisions of FIN 46R.

Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105), clarifies the SEC’s position on the accounting for loan commitments. Consistent with SFAS 149, SAB 105 states that loan commitments are treated as derivative instruments. SAB 105 also addresses the issues of not recognizing cashflows associated with servicing prior to the sale or securitization of funded loans and certain other disclosure issues pertaining to loan commitments. Presently, we have not determined the effect of SAB 105 on our accounting for loan commitments.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note B—Mortgages Held-for-Sale

Mortgages held-for-sale are primarily adjustable rate and fixed rate Impac Alt-A and non-Impac Alt-A mortgages and, to a lesser extent, B/C mortgages acquired and originated by the mortgage operations and secured by first and second liens on single-family residential real estate properties. Mortgages held-for-sale also includes multi-family mortgages originated by IMCC that are secured by first liens on multi-family residential real estate properties. As of December 31, 2003, approximately 61% of mortgages held-for-sale was collateralized by properties located in California. Mortgages held-for-sale consisted of the following:

At December 31, 2003 (1)
Mortgages held-for-sale	$385,108
Premiums on mortgages held-for-sale	12,510
Mark-to-market loss – derivative instruments	(2,528)

Total mortgages held-for-sale	$395,090

Included in other liabilities as of December 31, 2003, was an allowance for mortgage repurchases of $2.3 million. The allowance for mortgage repurchases is maintained for the purpose of purchasing previously sold mortgages for various reasons, including early payment defaults or breach of representations or warranties, which may be subsequently sold at a loss. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect on our financial condition and results of operations. Activity for allowance for mortgage repurchases was as follows:

For the six months ended December 31, 2003 (1)
Beginning balance	$1,730
Provision for loan repurchases	1,498
Loss on sale of repurchased mortgages	(901)

Total provision for repurchases	$2,327

(1)	Only the periods as of December 31, 2003 and for the six months ended December 31, 2003 are presented due to the consolidation of the mortgage operations as of July 1, 2003.

Note C—CMO Collateral

CMO collateral includes various types of adjustable rate and fixed rate Impac Alt-A and non-Impac Alt-A mortgages secured by single-family residential and multi-family residential real estate properties and, to a lesser extent, fixed rate second trust deeds secured by single-family residential real estate properties. The long-term investment operations earns the net interest spread between interest income on mortgages securing CMOs and interest and other expenses associated with CMO financing. Interest income is reduced by the amortization of loan premiums while interest expense includes amortization of securitization costs, which are incurred in obtaining CMO financing. The net interest spread on CMOs may be directly impacted by mortgage prepayment levels and, to the extent each CMO class has variable rates of interest, by changes in short-term interest rates. CMO collateral for the periods indicated consisted of the following:

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31,
	2003	2002
	(in thousands)
Adjustable- and fixed-rate mortgages secured by single-family residential real estate	$8,354,026	$5,054,486
Adjustable rate mortgages secured by multi-family residential real estate	203,486	12,403
Fixed rate second trust deeds secured by single-family residential real estate	9,798	15,319
Unamortized net premiums on mortgages	144,058	75,987
Capitalized securitization costs	36,985	21,816
Fair value of derivative instruments	(12,919)	(30,331)

Total CMO collateral	$8,735,434	$5,149,680

The following table presents selected information about CMO collateral for the periods indicated:

	At December 31,
	2003	2002	2001
Percent Alt-A mortgages	99	99	95
Percent ARMs	86	85	87
Percent FRMs	14	15	13
Percent hybrid ARMs	48	35	68
Weighted average coupon	5.56	6.57	7.92
Weighted average margin	3.10	3.01	3.42
Weighted average original LTV	79	82	83
Weighted average original credit score	694	683	678
Percent with active prepayment penalty	81	76	54
Prior 12-month prepayment rate	28	25	34
Lifetime prepayment rate	21	33	34
Percent of mortgages in California	64	63	63
Percent purchase transactions	57	62	70
Percent owner occupied	87	93	94
Percent first lien	99	99	99

Note D—Mortgages Held-for-Investment

Mortgages held-for-investment includes various types of adjustable rate and, to a lesser extent, fixed rate Impac and non-Impac Alt-A mortgages secured by mortgages on single-family residential and multi-family residential real estate properties. During the years ended December 31, 2003 and 2002, the long-term investment operations retained $5.8 billion and $3.9 billion, respectively, of mortgages that were acquired and originated by the mortgage operations. In addition, during the year ended December 31, 2003 and 2002, IMCC originated $290.5 million and $25.8 million, respectively, of multi-family mortgages. After accumulating a pool of mortgages, generally between $200.0 million and $1.0 billion, the mortgages held-for-investment on our financial statements are securitized as CMOs and the mortgage are deposited in a trust and at that time we record the mortgages as CMO collateral. Mortgages held-for-investment for the periods indicated consisted of the following:

	At December 31,
	2003	2002
	(in thousands)
Adjustable rate mortgages secured by single-family residential real estate	$586,675	$15,626
Adjustable rate mortgages secured by multi-family residential real estate	48,274	13,392
Fixed rate mortgages secured by second trust deeds on single-family residential real estate	10,514	27,880
Unamortized net premiums and deferred costs on mortgages	7,351	638

Total mortgages held-for-investment	$652,814	$57,536

As of December 31, 2003 and 2002, there were $10.0 million and $6.0 million, respectively, of mortgages held-for-investment, which were not accruing interest due to the delinquent nature of the mortgages. We expect to recover a substantial portion of these mortgages upon disposition, if necessary.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note E—Finance Receivables

Terms of non-affiliated warehouse lines, including the maximum warehouse line amount and interest rate, are determined based upon the financial strength, historical performance and other qualifications of the borrower. The warehouse lines have maturities that range from on-demand to one year and are generally collateralized by mortgages on single-family residential real estate properties. As of December 31, 2003, the warehouse lending operations had approved warehouse lines to non-affiliated clients of $1.0 billion, of which $630.0 million was outstanding, as compared to $665.0 million and $664.0 million, respectively, as of December 31, 2002. The warehouse lending operations finances its finance receivables through reverse repurchase agreements and equity. Finance receivables for the periods indicated consisted of the following:

	At December 31,
	2003(1)	2002
	(in thousands)
Due from non-affiliated mortgage bankers and brokers	$630,030	$664,021
Due from Impac Funding Corporation	—	363,033
Due from Impac Lending Group	—	87,455
Due from Novelle Financial Services, Inc.	—	25,739

Total finance receivables	$630,030	$1,140,248

(1)	Finance receivables with the mortgage operations as of December 31, 2003 were eliminated in consolidation as the mortgage operations was consolidated as of July 1, 2003.

Note F—Allowance for Loan Losses

Activity for allowance for loan losses for the periods indicated was as follows:

	For the year ended December 31,
	2003	2002
	(in thousands)
Beginning balance	$26,602	$11,692
Provision for loan losses	24,853	19,848
Charge-offs, net of recoveries	(12,859)	(4,938)

Total allowance for loan losses	$38,596	$26,602

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note G—Reverse Repurchase Agreements

We enter into reverse repurchase agreements with major brokerage firms to finance our warehouse lending operations and to fund the purchase of mortgages. Mortgages underlying reverse repurchase agreements are delivered to dealers that arrange the transactions. Reverse repurchase agreements are uncommitted lines, which may be withdrawn at any time by the lender, with interest rates that range from one-month LIBOR plus 0.85% to 2.00% or Eurodollar rates plus 75 to 150 basis points, depending on the type of collateral provided. However, we have a $125.0 warehouse line with one of our lenders to finance the origination of multi-family mortgages, of which $75.0 million is committed. In addition, we have had a borrowing relationship with one of our lenders since 1995, which provides the majority of our financing under reverse repurchase agreements.

A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which we effectively pledge mortgages as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the reverse repurchase agreement, we are required to repay the loan and correspondingly receive our collateral. Under reverse repurchase agreements, we retain the beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. Upon payment default, the lending party may liquidate the collateral. Our borrowing agreements require us to pledge cash, additional mortgages or additional assets in the event the market value of existing collateral declines. We may be required to sell assets to reduce our borrowings to the extent that cash reserves are insufficient to cover such deficiencies in collateral. Interest expense on reverse repurchase agreements to fund the purchase of mortgages for the years ended December 31, 2003, 2002 and 2001 was $31.1 million, $23.6 million and $30.8 million, respectively.

The following tables present information regarding reverse repurchase agreements for the periods indicated (dollars in thousands):

	Type of Collateral	Committed	Reverse Repurchase Liability	Underlying Collateral
As of December 31, 2003	Mortgages	No	$1,568,807	$1,663,592
As of December 31, 2002	Mortgages	No	1,168,029	1,207,745

As of December 31, 2003 and 2002, reverse repurchase agreements include accrued interest payable of $2.0 million and $1.5 million, respectively. The following table presents certain information on reverse repurchase agreements for the periods indicated:

	For the year ended December 31,
	2003	2002
	(dollars in thousands)
Maximum month-end outstanding balance during period	$1,789,393	1,168,029
Average balance outstanding for period	1,374,884	814,248
Weighted average rate for period	2.36%	2.90%

Note H—CMO Borrowings

Certain CMOs are guaranteed to certificate holders by a mortgage loan insurer, which give the CMOs the highest rating established by nationally recognized rating agencies. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgages collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt and any investment income on such collateral. CMOs typically are structured as adjustable rate securities, which primarily are indexed to one-month LIBOR, and fixed rate CMOs with interest payable to certificate holders monthly.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest rates on adjustable rate CMOs range from a low of 0.26% over one-month LIBOR, or 1.38% as of December 31, 2003, on “AAA” credit rated bonds to a high of 4.50% over one-month LIBOR, or 5.62% as of December 31, 2003, on “BBB” credit rated bonds. Interest rates on fixed rate CMOs range from 4.34% to 12.75%, depending on the class of CMOs issued. We completed $6.0 billion and $3.9 billion in CMOs during the years ended December 31, 2003 and 2002, respectively, to finance the retention of $5.8 billion and $3.9 billion of mortgages acquired and originated by the mortgage operations. For the years ended December 31, 2003, 2002 and 2001 interest expense on CMO borrowings was $185.8 million, $117.8 million and $77.8 million, respectively.

The following table presents CMOs issued, CMOs outstanding for the periods indicated and certain interest rate information on CMOs by year of issuance as indicated (dollars in millions):

Year of Issuance	Original Issuance Amount	CMOs Outstanding as of		Range of Fixed Interest Rates (%)	Range of Interest Rate Margins Over One-Month LIBOR (%)	Range of Interest Rate Margins After Adjustment Date (%)
		12/31/03	12/31/02
1998	$583.0	$—	$79.4	6.65–7.25	N/A	N/A
2000	943.6	—	246.3	N/A	0.26–2.40	0.52–3.60
2001	1,500.9	444.9	1,032.0	N/A	0.28–2.30	0.56–3.45
2002	3,876.1	2,491.0	3,679.4	5.25–12.00	0.27–2.75	0.54–3.68
2003	5,966.1	5,583.5	—	4.34–12.75	0.27–3.00	0.54–4.50

Sub-total CMOs	12,869.7	8,519.4	5,037.1
Accrued interest	—	7.4	4.7

Total CMOs	$12,869.7	$8,526.8	$5,041.8

Note I—Segment Reporting

Management internally reviews and analyzes its operating segments as follows:

•	long-term investment operations invest primarily in adjustable rate and, to a lesser extent, fixed rate Impac and non-Impac Alt-A mortgages and multi-family mortgages;

•	warehouse lending operations provide warehouse and repurchase financing to affiliated companies and to approved mortgage bankers and brokers, some of which are clients of the mortgage operations, to finance mortgages; and

•	mortgage operations acquire and originate adjustable rate and fixed rate Impac and non-Impac Alt-A mortgages and, to a lesser extent, B/C mortgages from its network of third party correspondents, mortgage brokers and retail customers.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents reporting segments as of and for the year ended December 31, 2003 (in thousands):

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations (1)	Inter- Company (2)	Consolidated
Balance Sheet Items as of December 31, 2003:
CMO collateral and mortgages held-for-investment	$9,128,174	$—	$269,679	$(9,605)	$9,388,248
Mortgages held-for-sale	—	2,635	392,455	—	395,090
Finance receivables	—	1,630,979	—	(1,000,949)	630,030
Total assets	9,699,460	1,688,298	777,657	(1,490,758)	10,674,657
Total stockholders’ equity	800,770	118,730	22,646	(433,656)	508,490

Income Statement Items for the Year Ended December 31, 2003:
Net interest income	$82,683	$28,950	$8,263	$—	$119,896
Provision for loan losses	22,368	2,485	—	—	24,853
Non-interest income	10,678	6,015	60,283	16,698	93,674
Non-interest expense, incl. income taxes	4,331	5,012	52,143	—	61,486

Net earnings	$66,662	$27,468	$16,403	$16,698	$127,231

(1)	Reflects the consolidation period.
(2)	Includes 99% of net earnings from the mortgage operations as equity in net earnings of IFC for non-consolidation period within non-interest income.

The following table presents reporting segments for the year ended December 31, 2002 (in thousands):

	Long-Term Investment Operations	Warehouse Lending Operations	Inter- Company	Consolidated
Balance Sheet Items as of December 31, 2002:
CMO collateral and mortgages held-for-investment	5,207,093	$123	$—	$5,207,216
Finance receivables	—	1,189,001	(48,753)	1,140,248
Total assets	5,597,049	1,266,227	(311,503)	6,551,773
Total stockholders’ equity	477,120	91,261	(264,893)	303,488

Income Statement Items for the Year Ended December 31, 2002:
Net interest income	$62,781	$18,828	$—	$81,609
Provision for loan losses	18,424	1,424	—	19,848
Non-interest income (3)	(256)	4,765	17,073	21,582
Non-interest expense	4,755	3,671	—	8,426

Net earnings	$39,346	$18,498	$17,073	$74,917

The following table presents reporting segments for the year ended December 31, 2001 (in thousands):

	Long-Term Investment Operations	Warehouse Lending Operations	Inter- Company	Consolidated
Income Statement Items for the Year Ended December 31, 2001:
Net interest income	$33,018	$11,585	$—	$44,603
Provision for loan losses	15,885	928	—	16,813
Non-interest income (3)	3,772	2,695	10,912	17,379
Non-interest expense	9,106	2,885	—	11,991

Net earnings	$11,799	$10,467	$10,912	$33,178

(3)	Intercompany includes 99% of earnings from the mortgage operations as equity in net earnings of IFC.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note J—Fair Value of Financial Instruments

The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2003		December 31, 2002
	Carrying Amount	Estimated Fair Value of Financial Instruments	Carrying Amount	Estimated Fair Value of Financial Instruments
Assets	(in thousands)
Cash and cash equivalents	$127,381	$127,381	$113,345	$113,345
Investment securities available-for-sale	13,424	13,424	26,065	26,065
CMO collateral, including derivative assets	8,735,434	8,897,913	5,149,680	5,213,546
Mortgages held-for-investment	652,814	652,813	57,536	56,490
Finance receivables	630,030	630,030	1,140,248	1,140,248
Mortgages held-for-sale, including derivative assets	395,090	395,124	—	—
Due from affiliates	—	—	14,500	14,500
Other derivative assets	23,479	23,479	14,931	14,931

Liabilities
CMO borrowings, excluding accrued interest	$8,519,408	$8,490,466	$5,037,026	$5,058,705
Reverse repurchase agreements	1,568,807	1,568,807	1,168,029	1,168,029
Borrowings secured by investment securities	—	—	7,134	6,970

The fair value estimates as of December 31, 2003 and 2002 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgages Held-for-Investment

Fair value is estimated based on estimates of proceeds that could be received from the sale of the underlying collateral of each mortgage.

Mortgages Held-for-Sale

Fair value is estimated based on estimates of proceeds that could be received from the sale of the underlying collateral of each mortgage.

Due From Affiliates

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

Borrowings Secured by Investment Securities Available-for-Sale

Fair value is estimated based on quoted market prices from independent dealers or brokers.

Other Derivative Assets

Fair value is estimated based on quoted market prices from independent dealers or brokers.

Short-term Commitments to Extend Credit

Fees associated with warehouse lines of credit are not collected. Accordingly, these commitments do not have an estimated fair value.

Note K—Income Taxes

IFC is a TRS and is therefore subject to corporate income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes were as follows for the period indicated:

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended December 31, 2003(1)
(in thousands)
Current income taxes:
Federal	$9,593
State	2,803

Total current income taxes	12,396

Deferred income taxes:
Federal	(578)
State	164

Total deferred income taxes	(414)

Total income taxes	$11,982

Effective income taxes differ from the amount determined by applying the statutory Federal rate of 35% for the period indicated as follows:

For the year ended December 31, 2003
(in thousands)
Income taxed at Federal tax rate	$48,725
State tax, net of Federal income tax	1,899
Exclusion of REIT income and IFC income prior to consolidation	(38,790)
Other adjustment	148

Total income taxes	$11,982

The tax affected cumulative temporary differences that give rise to deferred tax assets and liabilities for the periods indicated are as follows:

At December 31, 2003(1)
(in thousands)
Deferred tax assets:
Deferred revenue	$3,886
Forward commitments	—
Depreciation and amortization	—
Salary accruals	2,557
Other accruals	1,365
Loan mark-to-market	1,023
Non-accrual loans	197
Accrued interest	—
State franchise tax	2,148
Provision for repurchases	942

Total gross deferred tax assets	$12,118

Deferred tax liabilities:
Mortgage servicing rights	(4,394)
Depreciation and amortization	(758)
Deferred gain	(73)
REMIC interest	(207)
FAS 133 Valuation	(507)

Total gross deferred tax liabilities	(5,939)

Net deferred tax asset	$6,179

(1)	Only the periods as of December 31, 2003 and for the six months ended December 31, 2003 are presented due to the consolidation of the mortgage operations as of July 1, 2003.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes that the deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and expected future taxable income. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) the reversal of taxable temporary differences, and (b) future operations exclusive of reversing temporary differences.

As of December 31, 2003, we had estimated federal and state net operating loss tax carry-forwards of approximately $18.7 million, which expire in the year 2020 for federal and 2010 for state, that are available to offset future taxable income.

Note L—401(k) Plan

After meeting certain employment requirements, employees can participate in our 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. We will match 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of management. During the years ended December 31, 2003, 2002 and 2001, we recorded approximately $445,000, $19,000 and $21,000, respectively, for matching and discretionary contributions. Matching and discretionary 401(k) contributions for 2003 include contributions to employees of the mortgage operations, which were reported on a consolidated basis as of July 1, 2003.

Note M—Related Party Transactions

On July 1, 2003, IMH purchased from Joseph R. Tomkinson, IMH’s Chairman, Chief Executive Officer and a director, William S. Ashmore, IMH’s Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, IMH’s Executive Vice President and Chief Financial Officer, is trustee, all of the outstanding shares of common stock of IFC for aggregate consideration of $750,000 which resulted in goodwill of approximately $486,000, which was included in other assets. Each of Messer’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. The fairness opinion related to the purchase of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by the board of directors. The common stock of IFC represents 1% of the economic interest in IFC. IMH currently owns all of the outstanding common stock and preferred stock of IFC, which represents 100% of the interest in IFC. As a result of acquiring 100% of IFC’s common stock, IMH began to consolidate IFC as of that date.

Cost Allocations

The long-term investment operations and the mortgage operations entered into a premises operating sublease agreement to rent approximately 74,000 square feet of office space in Newport Beach, California, for a ten-year term, which expires in May 2008. The mortgage operations pay monthly rental expense and allocate the cost to subsidiaries and affiliated companies on the basis of square footage occupied. Total expense allocated to the long-term investment operations and the warehouse lending operations for the non-consolidation period and the years ended December 31, 2002 and 2001, were $103,000, $147, 000 and $121,000, respectively.

Credit Arrangements

The warehouse lending operations maintain a $800.0 million uncommitted warehouse financing facility with the mortgage operations. Advances under the warehouse facility bear interest at Bank of America’s prime rate minus 0.50%. As of December 31, 2003 and 2002, amounts outstanding on warehouse lines to the mortgage operations, excluding pledge balances, was none and $491.4 million, respectively. Amounts outstanding on warehouse lines were eliminated in consolidation as of December 31, 2003. Interest income recorded by the warehouse lending operations related to the warehouse line provided to the mortgage operations for the non-consolidation period and the years ended December 31, 2002 and 2001, was $10.5 million, $18.0 million and $18.4 million, respectively.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The long-term investment operations and the warehouse lending operations paid the mortgage operations for management and operating services based upon usage, which management believes is reasonable. Total cost allocations incurred by the long-term investment operations and warehouse lending operations for the non-consolidation period and the years ended December 31, 2002 and 2001 were $1.4 million, $2.5 million and $1.7 million, respectively.

During the normal course of business, subsidiaries and affiliates may advance or borrow funds on a short-term basis with other subsidiaries and affiliated companies. These short-term advances and borrowings bear interest at a fixed rate of 8% per annum. As of December 31, 2003 and 2002, due to affiliates and due from affiliates was none. Interest income recorded by the long-term investment operations and warehouse lending operations related to short-term advances to the mortgage operations for the non-consolidation period and the years ended December 31, 2002 and 2001 was $240,000, $1.2 million and $122,000, respectively. Interest expense recorded by the long-term investment operations and warehouse lending operations related to short-term borrowings with the mortgage operations for the non-consolidation period and the years ended December 31, 2002 and 2001 was $330,000, $1.6 million and $250,000, respectively.

During 1999, the long-term investment operations advanced $14.5 million in cash to the mortgage operations at an interest rate of 9.50% per annum due June 30, 2004 in exchange for an interest only note to fund the operations of the mortgage operations and other strategic opportunities deemed appropriate by the mortgage operations. At December 31, 2003 and 2002, the amount outstanding on the note was none and $14.5 million, respectively. Amounts outstanding on the interest only note were eliminated in consolidation as of December 31, 2003. Interest income recorded by the long-term investment operations related to the note for the non-consolidation period and the years ended December 31, 2002 and 2001 was $689, 000, $1.4 million and $1.4 million, respectively.

Transactions with the Mortgage Operations

During the non-consolidation period, the long-term investment operations purchased mortgages from the mortgage operations having a principal balance of $2.2 billion with premiums of $45.3 million. Servicing rights on substantially all mortgages purchased by the long-term investment operations were retained by the mortgage operations.

The mortgage operations acts as a servicer of mortgages acquired on a “servicing-released” basis by the long-term investment operations from the mortgage operations pursuant to the terms of a Servicing Agreement, which became effective on November 20, 1995. The mortgage operations subcontract substantially all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements.

Indebtedness of Management

In connection with the exercise of stock options by certain directors and employees, IMH made loans secured by its common stock. The loans were made for a five-year term. In January 2002, these loans were paid in full. Interest income recorded by IMH related to the loans for the years ended December 31, 2003, 2002 and 2001 was none, $7,000 and $39,000, respectively.

On December 10, 2001, IFC provided William S. Ashmore, President and Chief Operating Officer of IMH, with a $600,000 adjustable rate mortgage to provide financing with an initial rate of 4.13%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. As of December 31, 2003 and 2002, the outstanding principal balance on the mortgage was $558,000 and $587,000, respectively.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 27, 2003, IFC provided William S. Ashmore, President and Chief Operating Officer of IMH, with a $295,600 fixed rate mortgage to provide financing with an initial rate of 5.50%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

Note N—Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business. Such instruments include short-term commitments to extend credit to borrowers under warehouse lines of credit, which involve elements of credit risk, lease commitments, and exposure to credit loss in the event of nonperformance by the counter-parties to the various agreements associated with loan purchases. Unless noted otherwise, we do not require collateral or other security to support such commitments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Short-Term Loan Commitments

The warehouse lending operations provide secured short-term revolving financing to small-and medium-size mortgage originators to finance mortgages from the closing of the mortgages until sold to permanent investors. As of December 31, 2003, the warehouse lending operations had approved warehouse lines to non-affiliated clients of $1.0 billion, of which $630.0 million was outstanding, as compared to $665.0 million and $664.0 million, respectively, as of December 31, 2002.

Lease Commitments

We entered into a premises operating sublease agreement for approximately 74,000 square feet of office space in Newport Beach, California, which expires in May 2008. In addition, during October of 2003, we executed a premises lease located at 1500 Quail Street, Newport Beach, California expiring in November of 2006 to use approximately 15,000 square feet of office space. Minimum premises rental commitments under non-cancelable leases are as follows (in thousands):

Year 2004	$2,441
Year 2005	2,434
Year 2006	2,418
Year 2007	2,124
Year 2008 and thereafter	893

Total lease commitments	$10,310

Rent expense associated with the premises operating lease was allocated between business segments based on square footage. Total rental expense for the years ended December 31, 2003, 2002, and 2001 was $2.4 million, $2.3 million and $2.0 million, respectively.

Loan Purchase Commitments

In the ordinary course of business, the mortgage operation is exposed to liability under representations and warranties made to purchasers and insurers of mortgages and the purchasers of servicing rights. Under certain circumstances, the mortgage operations are required to repurchase mortgages if there had been a breach of representations or warranties. IMH has guaranteed the performance obligation of the mortgage operations under such representation and warranties related to mortgages included in securitizations. However, we do not anticipate nonperformance by such borrowers or counter-parties.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 2, 2001, a complaint captioned Deborah Searcy, Shirley Walker, et al. v. Impac Funding Corporation, Impac Mortgage Holdings, Inc. et. al. was filed in the Wayne County Circuit Court, State of Michigan, as a purported class action lawsuit alleging that the defendants violated Michigan’s Secondary Mortgage Loan Act, Credit Reform Act and Consumer Protection Act. A motion to dismiss the complaint has been filed.

On October 10, 2001, a complaint captioned Hayes v. Impac Funding Corporation, et al. was filed in the Circuit Court of Vanderburgh County, Indiana as Case No. 82C01-0110-CP580. This was stated as a purported class action lawsuit alleging a violation of the Indiana Uniform Consumer Credit Code when the loans were originated. This matter was dismissed as to the Impac defendants and the dismissal was affirmed by the Court of Appeals.

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

On July 31, 2003, a purported class action complaint captioned Frazier, et al v. Impac Funding Corp., et al, Case No. 03-2565 was filed in federal court in Tennessee. The causes of action in the action allege violations of Tennessee’s usury statute and Consumer Protection Act. A motion to dismiss the complaint has been filed.

On November 25, 2003, a complaint captioned Michael and Amber Stallings v. Empire Funding Home Loan Owner Trust 1997-3; U.S. Bank, National Association; and Wilmington Trust Company was filed in the United States District Court for the Western District of Tennessee, Case No. 03-2548, as a purported class action lawsuit alleging that the defendants violated Tennessee predatory lending laws governing second mortgage loans. The complaint further alleges that certain assignees of mortgage loans, including two Impac-related trusts, should be included as defendants in the lawsuit.

On February 3, 2004, a complaint captioned James and Jill Baker v. Century Financial Group, Inc, et al was filed in the Circuit Court of Clay County, Missouri, Case No. CV100-4294-CC as a purported class action lawsuit alleging that the defendants violated Missouri’s Second Loan Act and Merchandising Practices Act.

All of the above purported class action lawsuits are similar in nature in that they allege that the mortgage loan originators violated the respective state’s statutes by charging excessive fees and costs when making second mortgage loans on residential real estate. The complaints allege that IFC was a purchaser, and is a holder, along with other affiliated entities, of second mortgage loans originated by other lenders. The plaintiffs in the lawsuits are seeking damages that include disgorgement, restitution, rescission, actual damages, statutory damages, exemplary damages, pre-judgement interest and punitive damages. No material dollar amounts of damages are specified in the complaints.

On October 14, 2003, an action was filed in the Circuit Court of Cook County, Illinois as Case No. 03 CH17085 entitled Fast Forward Solutions, LLC v. Novelle Financial Services, Inc. The complaint contains allegation of a class action and alleges that the defendant sent out unsolicited faxes in violation of the Telephone Consumer Protection Act, the Illinois Consumer Fraud Act, and Illinois common law. The plaintiff is seeking statutory and treble damages.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to its ultimate outcome. We are a party to other litigation and claims which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such other matters will not have a material adverse effect on our financial condition or results of operations.

Master Servicing

Approximately 60% of properties securing mortgages in our master servicing portfolio are primarily located in California. As of December 31, 2003, we master serviced mortgages totaling approximately $13.9 billion, of which $4.1 billion were mortgages collateralizing by REMICs and $8.3 billion were mortgages collateralizing CMOs. Related fiduciary funds are held in trust for investors in non-interest bearing accounts. These funds are segregated in special bank accounts.

Master Commitments

The mortgage operations establishes mortgage purchase commitments (master commitments) with sellers that, subject to certain conditions, entitle the seller to sell and obligate the mortgage operations to purchase a specified dollar amount of mortgages over a period generally ranging from six months to one year. The terms of each master commitment specify whether a seller may sell mortgages to the mortgage operations on a mandatory, best efforts or optional basis. Master commitments generally do not obligate the mortgage operations to purchase mortgages at a specific price, but rather provide the seller with a future outlet for the sale of its originated mortgages based on quoted prices at the time of purchase. As of December 31, 2003, the mortgage operations had outstanding short-term master commitments with 147 sellers to purchase mortgages in the aggregate principal amount of $3.7 billion over periods ranging from one month to one year, of which $1.4 billion had been purchased or committed to be purchased pursuant to rate locks. These rate-locks were made pursuant to master commitments, bulk rate-locks and other negotiated rate-locks. There is no exposure to credit loss in this type of commitment until the loans are funded, and interest rate risk associated with the short-term commitments is mitigated by the use of forward contracts to sell loans to investors.

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

Following the issuance of a specific rate-lock the mortgage operations are subject to the risk of interest rate fluctuations and enter into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgages or mortgage-backed securities, interest rate caps, floors and swaps, mandatory forward sales, mandatory or optional sales of futures and other financial futures transactions. The nature and quantity of hedging transactions are determined by management based on various factors, including market conditions and the expected volume of mortgage purchases.

Bulk and Other Rate-Locks. The mortgage operations also acquire mortgages from sellers that are not purchased pursuant to master commitments. These purchases may be made on an individual rate-lock basis. Bulk rate-locks obligate the seller to sell and the mortgage operations to purchase a specific group of mortgages, generally ranging from $500,000 to $125.0 million in aggregate committed principal amount, at set prices on specific dates. Bulk rate-locks enable the mortgage operations to acquire substantial quantities of mortgages on a more immediate basis. The specific pricing, delivery and program requirements of these purchases are determined by negotiation between the parties but are generally in accordance with the provisions of our seller/servicer guide. Due to the active presence of investment banks and other substantial investors in this area, bulk pricing is extremely competitive. Mortgages are also purchased from individual sellers, typically smaller originators of mortgages, who do not wish to sell pursuant to either a master

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitment or bulk rate-lock. The terms of these individual purchases are based primarily on our seller/servicer guide and standard pricing provisions.

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

Sale of Mortgages and Servicing Rights

In the ordinary course of business, the mortgage operations are exposed to liability under representations and warranties made to purchasers and insurers of mortgages and the purchasers of servicing rights. Under certain circumstances, the mortgage operations are required to repurchase mortgages if there has been a breach of representations or warranties. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect on financial condition and results of operations. As of December 31, 2003, included in other liabilities are $2.3 million in allowances for mortgage repurchases related to possible off-balance sheet recourse and repurchase agreement provisions.

As of December 31, 2003, the mortgage operations had $82.0 million in outstanding commitments to sell mortgages through mortgage-backed securities. These commitments allow the mortgage operations to enter into mandatory commitments when the mortgage operations notify the investor of its intent to exercise a portion of the forward delivery contracts. The mortgage operations was not obligated under mandatory commitments to deliver loans to such investors as of December 31, 2003. The credit risk of forward contracts relates to the counter-parties ability to perform under the contract. We evaluate counter-parties based on their ability to perform prior to entering into any agreements.

As of December 31, 2003, the mortgage operations had written option contracts and swaps with an outstanding principal balance of $65.0 million and $244.0 million, respectively. The mortgage operations may sell call or buy put options on U.S. Treasury bonds and mortgage-backed securities. The risk in writing a call option is that the mortgage operations give up the opportunity for profit if the market price of the mortgages increases and the option is exercised. The mortgage operations also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium paid for the put option.

Note O—Derivative Instruments and Hedging Activities

Our primary objective is to hedge exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on CMO borrowings resulting from the following:

•	interest rate adjustment limitations on mortgages held for long-term investment due to periodic and lifetime interest rate cap features; and

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	mismatched interest rate adjustment periods between mortgages held for long-term investment and CMO borrowings.

To mitigate exposure to the effect of changing interest rates on cash flows on CMO borrowings, we purchase derivative instruments in the form of interest rate cap agreements (caps), interest rate floor agreements (floors) and interest rate swap agreements (swaps). The following table presents certain information related to derivative instruments and the related components in the financial statements as of December 31, 2003 (dollars in thousands):

	Fair Value of Derivatives	Index	Deferred Taxes	Related Amount in OCI	Unamortized Derivative Instruments	Related Amount in Derivative Asset Account	Related Amount in CMO Collateral		Related Amount in Other Assets/ Liabilities
Derivatives not associated with CMOs	$(6,460)	1 mo. LIBOR	$—	$(6,081)	(367)	$(6,460)	$		$
Cash in margin account	27,740	N/A	—	—	—	27,740		—		—
Derivatives associated with CMOs	(3,314)	1 mo. LIBOR	—	(5,156)	1,842	—		(3,314)		—
Fannie Mae forward commitments hedging mortgages held-for-sale	—	Fannie Mae	(732)	(1,466)	—	2,199		—		—
Fannie Mae forward commitments hedging the mortgage pipeline	(1,953)	Fannie Mae	—	—	—	—		(1,953)		(1,953)
Value of locked pipeline	3,207		—	—	—	—		3,207		3,207

Totals	$19,220		$(732)	$(12,703)	$1,475	$23,479		$(2,060)		$1,254

(1)	Includes derivative instruments of the mortgage operations as of December 31, 2003 due to the consolidation of the mortgage operations as of July 1, 2003.

The following table presents certain information related to derivative instruments and hedging activities as of December 31, 2002 (dollars in thousands):

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

The following table summarizes the notional amount (in thousands), weighted average strike price and low and high strike prices of caps, floors and swaps that were acquired to hedge the variability of interest rates and corresponding cash flows on CMO borrowings for the interest due dates indicated:

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Caps (1)			Floors				Swaps
Payment Due Date	Notional Balance	Weighted Average Strike	Low Strike	Notional Balance	Weighted Average Strike	Low Strike	High Strike	Notional Balance	Weighted Average Fixed Rate	Low Fixed Rate	High Fixed Rate
Jan 2004	$1,000,221	4.89%	3.31%	$475,886	4.05%	3.34%	5.64%	$40,017	2.42%	1.25%	5.18%
Feb 2004	799,535	4.93	3.43	402,875	4.02	3.59	5.67	92,641	2.59	1.25	5.18
Mar 2004	664,855	5.03	3.74	349,026	4.24	3.59	5.75	95,355	2.58	1.25	5.18
Apr 2004	582,258	4.97	3.74	310,153	4.23	3.59	5.74	97,600	2.57	1.25	5.18
May 2004	495,212	4.96	3.83	241,409	4.46	3.59	5.77	150,328	2.62	1.25	5.18
June 2004	230,790	5.05	4.05	125,022	4.62	3.59	5.82	236,122	2.54	1.25	3.72
July 2004	146,564	5.24	4.05	87,774	4.63	3.59	5.66	394,655	2.57	1.25	3.72
Aug 2004	100,085	5.66	4.68	79,769	4.59	3.59	5.43	333,191	2.52	1.25	3.72
Sep 2004	95,563	5.72	4.80	75,640	4.62	3.59	5.51	255,731	2.50	1.25	3.72
Oct 2004	85,129	5.74	4.80	65,592	4.60	3.59	5.52	312,939	2.48	1.25	3.72
Nov 2004	78,161	5.78	4.87	59,003	4.61	3.59	5.55	325,562	2.42	1.25	3.72
Dec 2004	72,711	5.93	5.13	54,224	4.65	3.59	5.77	307,992	2.46	1.25	3.72
Jan 2005	51,917	5.61	4.97	51,267	4.57	3.59	5.46	275,631	2.44	1.25	3.72
Feb 2005	47,888	5.60	5.04	47,544	4.54	3.59	5.30	310,675	2.36	1.25	3.72
Mar 2005	47,903	5.76	5.14	44,187	4.53	3.59	5.38	325,987	2.30	1.25	3.72
Apr 2005	42,309	5.65	5.14	42,025	4.51	3.59	5.09	315,294	2.34	1.25	3.72
May 2005	30,157	5.61	5.20	29,878	4.56	3.59	5.13	316,405	2.26	1.25	3.72
June 2005	13,056	5.68	5.30	11,886	4.90	4.84	5.19	341,692	2.10	1.25	3.72
July 2005	3,723	6.66	5.94	2,126	5.19	5.19	5.19	673,781	2.03	1.46	3.72
Aug 2005	2,307	6.39	5.96	2,075	5.21	5.21	5.21	276,171	2.56	1.61	3.72
Sep 2005	2,253	6.46	6.03	2,026	5.28	5.28	5.28	189,768	2.62	1.61	3.72
Oct 2005	2,200	6.46	6.03	1,978	5.28	5.28	5.28	177,628	2.62	1.61	3.72
Nov 2005	2,149	6.47	6.05	1,931	5.30	5.30	5.30	144,464	2.65	1.61	3.72
Dec 2005	2,099	6.68	6.27	1,886	5.52	5.52	5.52	84,488	2.74	1.61	3.72
Thereafter	34,153	7.38	6.11	24,760	5.54	5.36	5.78	1,860,345	2.80	1.61	3.72

Weighted Average Strike		5.13%			4.36%				3.26%

(1)	The high strike price for each period indicated is 10.25%.

Note P—Stock Option Plans

Stock plans are administered by the board of directors (the administrator). NQSQs and ISOs may be granted to directors, officers and key employees. The exercise price for any NQSO or ISO granted under the stock plans may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the fair market value of the shares of common stock at the time the NQSO or ISO is granted.

The total number of shares initially reserved and available for issuance under the 2001 plan was 1.0 million shares. However, on the beginning of each calendar year the maximum number of shares available for issuance may increase by 3.5% of the total number of shares of stock outstanding or a lesser amount determined by the board of directors. Pursuant to this provision, in January of 2003 and 2002, and 2001, under the 2001 Plan an additional 2.0 million, 1.5 million and 1.1 million shares, respectively, were available for grant. Unless previously terminated by the board of directors, no options or awards may be granted under the 2001 plan after March 27, 2011. At December 31, 2003, the total number of shares reserved and available for issuance under the 1995 plan is 891 shares and under the 2001 plan is 411,822 shares. Unless previously terminated by the board of directors, no options or awards may be granted under the 1995 plan after August 31, 2005.

Options granted under the stock plans will become exercisable in accordance with the terms of the grant made by the administrator. Awards will be subject to the terms and restrictions of the award made by the administrator. The administrator has discretionary authority to select participants from among eligible persons and to determine at the time an option or award is granted and, in the case of options, whether it is intended to be an ISO or a NQSO, and when and in what increments shares covered by the option may be purchased. As of December 31, 2003 and 2002, 412,713 shares and 382,709 shares, respectively, were reserved for future grants under the stock plans. Option transactions for the periods indicated are summarized as follows:

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31,
	2003		2002		2001
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	2,446,427	$7.88	1,634,501	$5.99	253,856	$4.15
Options granted	1,548,000	14.27	962,750	10.88	1,571,000	6.06
Options exercised	(520,978)	8.74	(150,824)	6.59	(161,109)	4.03
Options forfeited/cancelled	(78,004)	10.68	—	—	(29,246)	4.34

Options outstanding at end of year	3,395,445	$10.59	2,446,427	$7.88	1,634,501	$5.99

The following table presents information about fixed stock options outstanding at December 31, 2003:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted- Average Remaining Contractual Life (mos.)	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
$3.85-4.00	29,667	5.39	$3.85	22,500	$3.85
4.18-4.18	652,500	7.24	4.18	652,500	4.18
4.44-7.60	90,169	7.28	6.61	88,833	6.60
7.68-7.68	366,684	1.56	7.68	120,827	7.68
9.38-9.40	22,500	8.24	9.39	22,500	9.39
9.42-9.42	11,250	8.24	9.42	11,250	9.42
10.54-10.54	33,334	2.33	10.54	—	—
10.95-10.95	657,841	2.58	10.95	107,825	10.95
11.80-11.80	3,000	1.73	11.80	3,000	11.80
14.27-14.27	1,528,500	3.58	14.27	—	—

3.85-14.27	3,395,445	4.01	10.59	1,029,235	5.70

In December 2002, the FASB issued SFAS 148 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note Q—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share, as if all stock options and cumulative convertible preferred stock (preferred stock) was outstanding for the periods indicated (in thousands, except per share data):

	For the year ended December 31,
	2003	2002	2001
Numerator for basic earnings per share:
Net earnings before extraordinary item and cumulative effect of change in accounting principle	$127,231	$74,917	$34,801
Extraordinary item	—	—	(1,006)
Cumulative effect of change in accounting principle	—	—	(617)

Net earnings after extraordinary item and cumulative effect change in accounting principle	127,231	74,917	33,178
Less: Cash dividends on cumulative convertible preferred stock	—	—	(1,575)

Net earnings available to common stockholders	$127,231	$74,917	$31,603

Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	50,732	40,099	23,510

Denominator for diluted earnings per share:
Diluted weighted average number of common shares outstanding during the period	50,732	40,099	27,730
Net effect of dilutive stock options	1,047	674	222

Diluted weighted average common shares	51,779	40,773	27,952

Net earnings per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$2.51	$1.87	$1.41

Diluted	$2.46	$1.84	$1.25

Net earnings per share:
Basic	$2.51	$1.87	$1.34

Diluted	$2.46	$1.84	$1.19

The anti-dilutive effects of stock options outstanding as of December 31, 2003, 2002 and 2001 was none, 405,975 and 348,475, respectively.

Note R—Quarterly Financial Data (unaudited)

Selected quarterly financial data for 2003 follows (in thousands, except per share data):

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
Net interest income	$38,775	$29,791	$24,651	$26,679
Provision for loan losses	3,490	7,820	7,059	6,484
Non-interest income	32,775	38,370	14,596	7,933
Non-interest expense, including income taxes	29,509	26,924	2,470	2,583
Net earnings	38,551	33,417	29,718	25,545
Net earnings per share – diluted (1)	0.70	0.63	0.58	0.53
Dividends declared per share	0.55	0.50	0.50	0.50

Selected quarterly financial data for 2002 follows (in thousands, except per share data):

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
Net interest income	$25,299	$23,109	$17,554	$15,647
Provision for loan losses	6,546	5,361	4,234	3,707
Non-interest income	5,546	3,977	6,407	5,652
Non-interest expense	2,190	2,291	2,002	1,943
Net earnings	22,109	19,434	17,725	15,649
Net earnings per share – diluted (1)	0.50	0.47	0.45	0.44
Dividends declared per share	0.48	0.45	0.43	0.40

(1)	Diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note S—Acquisitions

On July 1, 2003, IMH purchased from Joseph R. Tomkinson, IMH’s Chairman, Chief Executive Officer and a director, William S. Ashmore, IMH’s Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, IMH’s Executive Vice President and Chief Financial Officer, all of the outstanding shares of common stock of IFC for aggregate consideration of $750,000 which resulted in goodwill of approximately $486,000. Each of Messer’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. The fairness opinion related to the purchase of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by the board of directors. The common stock of IFC represents 1% of the economic interest in IFC. IMH currently owns all of the outstanding common and preferred stock of IFC, which represents 100% of the interest in IFC. As a result of acquiring 100% of IFC’s common stock as of July 1, 2003, IMH consolidates IFC as of that date. We will not reclassify prior periods’ financial statements to conform to the current presentation.

Note T—Subsequent Event

We filed a universal shelf registration statement with the SEC which was effective January 30, 2004. On February 6, 2004, we issued 5,750,000 new shares of common stock from the universal shelf and raised net cash proceeds of approximately $106.5 million.