Form 10-Q
period 2004-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2004-05-04
CIK 1000298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 1-14100

IMPAC MORTGAGE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-0675505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1401 Dove Street, Newport Beach, California 92660

(Address of principal executive offices)

(949) 475-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

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

As of April 29, 2004 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.2 billion, based on the closing sales price of common stock on the New York Stock Exchange on that date. For purposes of the calculation, only directors and executive officers of the registrant have been deemed affiliates.

There were 62,670,695 shares of common stock outstanding as of April 29, 2004.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$193,638	$127,381
CMO collateral	11,252,373	8,735,434
Finance receivables	526,396	630,030
Mortgages held-for-investment	136,707	652,814
Allowance for loan losses	(46,299)	(38,596)
Mortgages held-for-sale	611,068	395,090
Accrued interest receivable	47,839	39,347
Derivative assets	22,127	23,479
Other assets	280,960	109,678

Total assets	$13,024,809	$10,674,657

LIABILITIES

CMO borrowings	$11,183,583	$8,526,838
Reverse repurchase agreements	1,117,944	1,568,807
Accumulated dividends payable	40,723	—
Other liabilities	73,789	70,522

Total liabilities	12,416,039	10,166,167

STOCKHOLDERS’ EQUITY

Preferred stock; $0.01 par value; 7,500,000 shares authorized; none issued and outstanding at outstanding as of March 31, 2004 and December 31, 2003, respectively	—	—
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none outstanding as of March 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized and 62,650,696 and 56,368,368 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	627	564
Additional paid-in capital	749,878	629,662
Accumulated other comprehensive loss	(33,670)	(8,348)
Net accumulated deficit:
Cumulative dividends declared	(347,754)	(307,031)
Retained earnings	239,689	193,643

Net accumulated deficit	(108,065)	(113,388)

Total stockholders’ equity	608,770	508,490

Total liabilities and stockholders’ equity	$13,024,809	$10,674,657

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

(in thousands, except earnings per share data)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
INTEREST INCOME:
Mortgage Assets	$115,833	$75,478
Other interest income	440	681

Total interest income	116,273	76,159

INTEREST EXPENSE:
CMO borrowings	54,060	41,684
Reverse repurchase agreements	9,554	6,790
Other borrowings	66	883

Total interest expense	63,680	49,357

Net interest income	52,593	26,802
Provision for loan losses	9,725	6,484

Net interest income after provision for loan losses	42,868	20,318

NON-INTEREST INCOME:
Gain on sale of loans	31,138	1,616
Equity in net earnings of Impac Funding Corporation	—	5,167
Other income	315	1,027

Total non-interest income	31,453	7,810

NON-INTEREST EXPENSE:
Personnel expense	13,668	692
General and administrative expense	3,173	435
Professional services	1,831	1,037
Mark-to-market loss—derivative instruments	1,280	—
Amortization and impairment of mortgage servicing rights	1,080	—
Occupancy expense	841	61
Data processing expense	805	189
Equipment expense	784	79
Provision for repurchases	(1,183)	—
(Gain) loss on disposition of other real estate owned	(503)	90

Total non-interest expense	21,776	2,583

Net earnings before income taxes	52,545	25,545
Income taxes	6,499	—

Net earnings	$46,046	$25,545

OTHER COMPREHENSIVE EARNINGS:
Net unrealized gains on securities arising during period	1,241	—
Net unrealized holding (losses) gains on derivatives arising during period	(26,563)	3,589
Reclassification of net losses included in net earnings	—	522

Net unrealized (losses) gains arising during period	(25,322)	4,111

Other comprehensive earnings	$20,724	$29,656

NET EARNINGS PER SHARE:
Basic	$0.77	$0.54

Diluted	$0.76	$0.53

DIVIDENDS DECLARED PER COMMON SHARE	$0.65	$0.50

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$46,046	$25,545
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in net earnings of Impac Funding Corporation	—	(5,167)
Provision for loan losses	9,725	6,484
Amortization of CMO premiums and deferred securitization costs	24,055	14,299
(Gain) loss on sale of other real estate owned	(503)	90
Gain on sale of loans	(31,138)	(1,616)
Purchase of mortgages held-for-sale	(3,469,082)	—
Sale and principal reductions on mortgages held-for-sale	3,283,978	—
Net change in deferred taxes	1,030	—
Gain on sale of investment securities available-for-sale	(291)	(122)
Depreciation and amortization	755	—
Amortization and impairment of mortgage servicing rights	1,080	—
Net change in accrued interest receivable	(8,492)	(1,168)
Net change in other assets and liabilities	(166,962)	(40,431)

Net cash used in operating activities	(309,799)	(2,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in CMO collateral	(2,574,835)	(1,117,985)
Net change in finance receivables	103,634	308,622
Purchase of premises and equipment	(839)	—
Net change in mortgages held-for-investment	513,841	(17,355)
Dividend from Impac Funding Corporation	—	4,455
Net principal reductions on investment securities available-for-sale	627	1,673
Proceeds from the sale of other real estate owned, net	9,737	5,410

Net cash used in investing activities	(1,947,835)	(815,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements and other borrowings	(450,863)	(312,393)
Proceeds from CMO borrowings	3,356,924	1,483,605
Repayments of CMO borrowings	(700,179)	(374,308)
Dividends paid	—	(21,754)
Net change in mortgage servicing rights	355	—
Proceeds from sale of common stock	106,280	37,778
Proceeds from sale of common stock via equity distribution agreement	10,729	4,083
Proceeds from exercise of stock options	645	442

Net cash provided by financing activities	2,323,891	817,453

Net change in cash and cash equivalents	66,257	187
Cash and cash equivalents at beginning of period	127,381	113,345

Cash and cash equivalents at end of period	$193,638	$113,532

SUPPLEMENTARY INFORMATION:
Interest paid	$57,890	$48,485
Taxes paid	797	—
NON-CASH TRANSACTIONS:
Transfer of mortgages to other real estate owned	$9,169	$8,436
Dividends declared and unpaid	40,723	24,598
Net change in other comprehensive earnings	(25,322)	4,111

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Financial Statement Presentation

The accompanying consolidated financial statements of Impac Mortgage Holdings, Inc. (IMH) and our subsidiaries, IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group (IWLG), Impac Multifamily Capital Corp. (IMCC) and Impac Funding Corporation (IFC), together with its wholly-owned subsidiary Novelle Financial Services, Inc. (NFS), collectively, (the Company, we, us or our), have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the our annual report on Form 10-K for the year ended December 31, 2003.

The results of operations for the three months ended March 31, 2004 reflect the consolidation of IFC on July 1, 2003. On July 1, 2003, IMH entered into a stock purchase agreement with Joseph R. Tomkinson, our Chairman, Chief Executive Officer and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, our Executive Vice President and Chief Financial Officer is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750,000. Each of Messer’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. Mr. Tomkinson elected to receive $125,000 worth of his consideration for the sale of his IFC shares of common stock in the form of 7,687 shares of IMH common stock. The fairness opinion related to the purchase price of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by our board of directors. As a result of acquiring 100% of IFC’s common stock on July 1, 2003, IMH owns all of the common stock and preferred stock of IFC and began to consolidate IFC as of that date. As such, the consolidated financial statements for the three months ended March 31, 2004 (consolidation period) reflect the results of operations of IFC on a consolidated basis. The consolidated financial statements for the three months ended March 31, 2003 (non-consolidation period) include the results of operations of IFC as equity in net earnings of IFC.

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

Note 2—Business Summary

We are a mortgage real estate investment trust (REIT). Together with our subsidiaries we are a nationwide acquirer and originator of primarily non-conforming Alt-A mortgage loans (Alt-A mortgages). Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines.

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

The mortgage operations, conducted by IFC, acquire, originate, sell and securitize primarily adjustable and fixed rate Alt-A mortgages and, to a lesser extent, sub-prime mortgages (B/C mortgages). The mortgage operations generate income by securitizing and selling loans to permanent investors, including the long-term investment operations, and, to a lesser extent, interest income earned on mortgages held-for-sale and revenue from fees associated with mortgage acquisitions and originations, mortgage servicing rights and master servicing agreements. The mortgage operations use warehouse facilities provided by the warehouse lending operations, conducted by IWLG, to finance the acquisition and origination of mortgages.

The warehouse lending operations provide short-term financing to mortgage loan originators, including the mortgage operations, by funding mortgages from their closing date until they are sold to pre-approved investors. This business earns net interest income from the difference between its cost of borrowings and the interest earned on warehouse advances as well as fees from warehouse transactions.

Note 3—Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share as if all stock options were outstanding for the periods indicated (in thousands, except net earnings per share):

	For the Three Months
	Ended March 31,
	2004	2003
Numerator for earnings per share:
Net earnings	$46,046	$25,545

Denominator for earnings per share:
Basic weighted average number of common shares outstanding	59,692	47,069
Net effect of dilutive stock options	1,120	827

Diluted weighted average common and common equivalent shares	60,812	47,896

Net earnings per share:
Basic	$0.77	$0.54

Diluted	$0.76	$0.53

The Company had none and 20,000 stock options during the three months ended March 31, 2004 and 2003, respectively, that were not considered in the calculation of diluted weighted average common and common equivalent shares as the exercise price of the stock options were greater than the average market price during the periods.

Note 4—Stock Options

Stock options and awards may be granted to directors, officers and key employees. The exercise price for any qualified incentive stock options (ISOs) or non-qualified stock options (NQSOs) granted under our stock option plans may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the fair market value of the shares of common stock at the time the NQSO or ISO is granted. Grants under stock option plans are made and administered by the board of directors. We currently have a 1995 Stock Option, Deferred Stock and Restricted Stock Plan (1995 plan) and during 2001 the board of directors and stockholders approved a new Stock Option, Deferred Stock and Restricted Stock Plan (2001 plan), collectively, (the stock plans). Each stock plan provides for the grant of ISOs, NQSOs, deferred stock, and restricted stock, and, in the case of the 2001 plan, dividend equivalent rights and, in the case of the 1995 plan, stock appreciation rights and limited stock appreciation rights awards (awards).

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. On January 1, 2003, IMH adopted the disclosure requirements of SFAS 148. In November 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits management to choose either a new fair value based method or the current Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS 123 requires pro forma disclosures of net earnings (loss) computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer’s stock, i.e., stock option plans, stock purchase plans, restricted stock plans and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by non-employees or to acquire goods or services from outside suppliers or vendors.

As of March 31, 2004, we had stock-based compensation plans and we applied APB 25 in accounting for our plans. No compensation cost has been recognized for fixed stock option plans. If compensation cost for our stock-based compensation plans were recorded consistent with SFAS 123, our net earnings and earnings per share would have been the pro forma amounts indicated below (dollars in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2004	2003
Net earnings as reported	$46,046	$25,545
Less: Total stock-based employee compensation expense using the fair value method	(241)	(136)

Pro forma net earnings	$45,805	$25,409

Net earnings per share as reported:
Basic	$0.77	$0.54

Diluted	$0.76	$0.53

Pro forma net earnings:
Basic	$0.77	$0.54

Diluted	$0.75	$0.53

There were no stock options granted during the first quarter of 2004 and 2003, therefore, pro forma net earnings and net earnings per share reflect the amortization of previously granted stock options which are amortized as expense over the stock option life in determining the pro forma impact.

Note 5—Segment Reporting

We internally review and analyze our operating segments as follows:

•	long-term investment operations invest primarily in adjustable and fixed rate Alt-A mortgages acquired and originated by the mortgage operations and multi-family mortgages originated by IMCC;

•	warehouse lending operations provide warehouse and repurchase financing to the mortgage operations and to approved mortgage bankers, some of which are clients of the mortgage operations, to finance mortgages; and

•	mortgage operations acquire and originate adjustable and fixed rate Alt-A mortgages and, to a lesser extent, B/C mortgages from its network of third party correspondents, mortgage brokers and retail customers.

The following table presents business segments as of and for the three months ended March 31, 2004 (in thousands):

	Long-Term	Warehouse
	Investment	Lending	Mortgage	Inter-
	Operations	Operations	Operations	Company (1)	Consolidated
Balance Sheet Items:
CMO collateral and mortgages held-for-investment	$11,395,437	$—	$—	$(6,357)	$11,389,080
Mortgages held-for-sale	—	—	611,068	—	611,068
Finance receivables	—	1,228,823	—	(702,427)	526,396
Total assets	12,310,254	1,240,748	728,167	(1,254,360)	13,024,809
Total stockholders’ equity	955,068	122,144	29,006	(497,448)	608,770

Income Statement Items:
Net interest income	$39,033	$8,417	$5,143	$—	$52,593
Provision for loan losses	4,285	5,440	—	—	9,725
Non-interest income	(77)	1,958	29,572	—	31,453
Non-interest expense and income taxes	1,744	1,521	25,010	—	28,275

Net earnings	$32,927	$3,414	$9,705	$—	$46,046

The following table presents business segments as of and for the three months ended March 31, 2003 (in thousands):

	Long-Term	Warehouse
	Investment	Lending	Inter-
	Operations	Operations	Company (1)	Consolidated
Balance Sheet Items:
CMO collateral and mortgages held-for-investment	$6,321,728	$—	$—	$6,321,728
Finance receivables	—	893,907	(62,372)	831,535
Total assets	6,800,997	957,636	(363,139)	7,395,494
Total stockholders’ equity	554,507	96,999	(300,657)	350,849

Income Statement Items:
Net interest income	$20,732	$6,070	$—	$26,802
Provision for loan losses	5,889	595	—	6,484
Non-interest income (2)	1,283	1,360	5,167	7,810
Non-interest expense	1,485	1,098	—	2,583

Net earnings	$14,641	$5,737	$5,167	$25,545

(1)	Elimination of inter-company balance sheet and income statement items.
(2)	Non-interest income in the inter-company eliminations column represents equity in net earnings of IFC, which was an unconsolidated qualified REIT subsidiary of IMH during the period and was accounted for using the equity method.

Note 6—Allowance for Loan Losses

An allowance is maintained for losses on mortgages held-for-investment, mortgages held as CMO collateral and finance receivables (loans provided for) at an amount that management believes provides for losses inherent in those loan portfolios. We have implemented a methodology designed to analyze the performance of various loan portfolios based upon the relatively homogeneous nature within these loan portfolios. The allowance for losses is also analyzed using the following factors:

•	management’s judgment of the net loss potential of mortgages in our mortgage loan investment portfolio based on prior loan loss experience;

•	changes in the nature and volume of the mortgage loan investment portfolio;

•	value of the collateral;

•	delinquency trends; and

•	current economic conditions that may affect the borrowers’ ability to pay.

In evaluating the adequacy of the allowance for loan losses, management takes several items into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. As allowed under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures,” (SFAS 114) we determine impairment collectively on loan pools as they are made up of smaller balance homogenous loans. These homogeneous loans are assessed for impairment by loan type. The largest mortgage loan pools by type consist of residential mortgages, however, multifamily and B/C mortgages are loan pools that are also assessed for impairment. The results of that analysis are then applied to our current loan portfolios and an estimate is created.

In addition, management provides an allowance for loan losses on Alt-A mortgages that are retained for long-term investment and which are not underwritten to our specific underwriting guidelines. These mortgages are acquired on a bulk basis by the mortgage operations from other mortgage originators that underwrite mortgages substantially similar, but not specific, to our mortgage underwriting guidelines (non-Impac mortgages). Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, political factors and industry statistics.

At the end of March of 2004, we discovered that one client of the warehouse lending operations and certain of its officers had perpetrated a fraud pursuant to which they defrauded the warehouse lending operations into making advances pursuant to a warehouse line of credit. As of the date the fraud was discovered, an aggregate of $12.6 million of fraudulent loan advances were outstanding. We immediately terminated the warehouse line of credit and have been cooperating with federal investigators in their ongoing investigation of the defrauding parties.

We retained an independent consultant to investigate the matter; the investigator reported that no principals of the warehouse lending operations had knowingly participated in the fraud. As a result of the fraud, during the first quarter of 2004 we established a specific allowance for loan losses in the amount of $6.0 million to provide for anticipated losses on the fraudulent warehouse advances as we have deemed this amount to be non-collectible. Based on available information, we believe we will be able to recover the remaining $6.6 million of related warehouse advances over time. To the extent that we believe that the actual losses will exceed the $6.0 million allowance, we will make an additional allowance for loan losses when, or if, we determine it is appropriate to do so as events and circumstances dictate. However, we believe that this specific allowance is adequate to provide for anticipated loan losses based on currently available information.

Activity for allowance for loan losses for the periods shown was as follows (in thousands):

	For the Three Months Ended,
	March 31, 2004	December 31, 2003
Beginning balance	$38,596	$39,122
Provision for loan losses (1)	9,725	3,490
Charge-offs, net of recoveries	(2,022)	(4,016)

Ending balance	$46,299	$38,596

(1)	Includes estimated partial impairment on specific warehouse advances of $6.0 million that we anticipate will be non-collectible.

In the opinion of management and in accordance with the loan loss allowance methodology, the present allowance for loan losses is considered adequate to provide for losses inherent in the loan portfolios. Subsequent recoveries on loans previously charged to the allowance for loan losses are credited back to the allowance for loan losses.

Note 7—Derivative Instruments and Hedging Activities

Our primary objective is to hedge exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on CMO borrowings resulting from the following:

•	interest rate adjustment limitations on mortgages securing CMO collateral that have periodic and lifetime interest rate cap features which do not exist on CMO borrowings; and

•	mismatched interest rate adjustment periods between mortgages securing CMO borrowings and CMO borrowings.

To mitigate exposure to the effect of changing interest rates on cash flows on CMO borrowings, we purchase derivative instruments in the form of interest rate swap agreements (swaps), interest rate cap agreements (caps) and interest rate floor agreements (floors). A swap is generally a contractual agreement that obligates one party to receive or make cash payments based on an adjustable rate index and the other party to receive or make cash payments based on a fixed rate. Swaps have the effect of fixing borrowing costs on a similar amount of swaps and, as a result, can reduce the interest rate variability of borrowings. A cap or floor is a contractual agreement for which we pay or receive a fee. If prevailing interest rates reach levels specified in the cap or floor agreement, we may either receive or pay cash. Our objective is to lock in a reliable stream of cash flows when interest rates fall below or rise above certain levels. For instance, when interest rates rise, borrowing costs may increase at greater speeds than the underlying collateral supporting the borrowings. These derivative instruments hedge the variability of forecasted cash flows attributable to CMO borrowings and protect net interest income by providing cash flows at certain triggers during changing interest rate environments. In all interest-rate hedging transactions, counter-parties must be highly rated as determined by various credit rating agencies.

Caps and floors qualify as derivative instruments under provisions of SFAS 133. The derivative instrument is the specific LIBOR cap or floor that is hedging the LIBOR based CMO borrowings. The nature of the risk being hedged is the variability of the cash flows associated with the LIBOR borrowings. Prior to the adoption of DIG G20, management assessed the hedging effectiveness of its caps and floors utilizing only the intrinsic value of the caps. DIG G20 allows management to utilize the terminal value of the caps and floors to assess effectiveness. DIG G20 also allows for amortization of the initial fair value of the caps and floors over the life of the caps based on the maturity date of the individual caplets. Upon adoption of DIG G20, net income and accumulated other comprehensive income were adjusted by the amount needed to reflect the cumulative impact of adopting the provisions of DIG G20. Subsequent to the adoption of DIG G20, caps and floors are considered effective hedges and are marked to market each reporting period with the entire change in market value being recognized in accumulated other comprehensive earnings.

Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the derivative instrument and the measurement and approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing interest rate risk. This statement was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Effectiveness of derivative instruments is measured by the fact that the hedged item, CMO borrowings, and the derivative instrument are based on one-month LIBOR. As both instruments are tied to the same index, the hedge is expected to be highly effective both at inception and on an ongoing basis. We assess the effectiveness and ineffectiveness of the hedges at the inception of the hedge and at each reporting period. Based on the fact that, at inception, the critical terms of the hedges and forecasted CMO borrowings are the same, we have concluded that the changes in cash flows attributable to the risk being hedged are expected to be substantially offset by the derivative instrument, subject to subsequent assessments that the critical terms have not changed.

The mortgage operations enters into forward commitments and derivative transactions to mitigate changes in the value of its mortgage pipeline. The mortgage pipeline are mortgages that have not yet been acquired, however, the mortgage operations have committed to acquire the mortgages in the future at pre-determined rates through rate-lock commitments. Prior to the issuance of SAB 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105), which clarifies the SEC’s position on the accounting for loan commitments, the mortgage operations recorded the fair value of its mortgage pipeline, excluding servicing value, as it qualifies as a derivative instrument under the provisions of SFAS 133, however, it does not qualify for hedging treatment. SAB 105 also addresses the issues of not recognizing cash flows associated with servicing prior to the sale or securitization of funded loans and certain other disclosure issues pertaining to loan commitments. SAB 105 also significantly limits a company’s ability to record an asset on its mortgage pipeline. We have adopted the new requirements within SAB 105, and as a result, we have not recorded an asset related to our outstanding mortgage pipeline as of March 31, 2004.

The following table presents certain information related to derivatives and the related component in the financial statements as of March 31, 2004 (dollars in thousands):

	Fair Value of Derivatives	Index	Deferred Taxes	Related Amount in OCI	Unamortized Derivative Instruments	Related Amount in Derivative Asset Account	Related Amount in CMO Collateral	Related Amount in Other Assets/ Liabilities
Derivatives not associated with CMOs	$(1,520)	1 mo. LIBOR	$—	$(2,104)	584	$(1,520)	$—	$—
Cash in margin account	23,371	N/A	—	—	—	23,371	—	—
Derivatives associated with CMOs	(33,872)	1 mo. LIBOR	—	(35,780)	1,923	—	(33,872)	—
Derivative instruments hedging mortgages held-for-sale	(4)	LIBOR	3	(3)	—	—	—	(4)
Derivative instruments hedging the mortgage pipeline	(25)	LIBOR	—	—	—	—	—	(25)
Value of mortgage pipeline	276	N/A	—	—	—	276	—	—

Totals	$(11,774)		$3	$(37,887)	2,507	$22,127	$(33,872)	$(29)

The following table presents certain information related to derivatives and the related component in the financial statements as of December 31, 2003 (dollars in thousands):

	Fair Value of Derivatives	Index	Deferred Taxes	Related Amount in OCI	Unamortized Derivative Instruments	Related Amount in Derivative Asset Account	Related Amount in CMO Collateral	Related Amount in Other Assets/ Liabilities
Derivatives not associated with CMOs	$(6,460)	1 mo. LIBOR	$—	$(6,081)	$(367)	$(6,460)	$—	$—
Cash in margin account	27,740	N/A	—	—	—	27,740	—	—
Derivatives associated with CMOs	(3,314)	1 mo. LIBOR	—	(5,156)	1,842	—	(3,314)	—
Derivative instruments hedging mortgages held-for-sale	—	LIBOR	(732)	(1,466)	—	2,199	—	—
Derivative instruments hedging the mortgage pipeline	(1,953)	LIBOR	—	—	—	—	(1,953)	(1,953)
Value of mortgage pipeline	3,207	N/A	—	—	—	—	—	3,207

Totals	$19,220		$(732)	$(12,703)	$1,475	$23,479	$(5,267)	$1,254

Note 8—Income Taxes

We operate so as to qualify as a REIT under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of IMH’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least

90% of its taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of our tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income. If in any tax year IMH should not qualify as a REIT, we would be taxed as a corporation and distributions to stockholders would not be deductible in computing taxable income. If IMH were to fail to qualify as a REIT in any tax year, we would not be permitted to qualify for that year and the succeeding four years. As of December 31, 2003, we had estimated federal and state net operating loss tax carry-forwards of $18.7 million that are available to offset future taxable income.

IFC is a taxable REIT subsidiary and is therefore subject to corporate income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 9—Recent Accounting Pronouncements

FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46R apply to all variable interest entities (VIEs) by the end of the first reporting period that ends after December 15, 2003. The provisions of FIN 46R for interests held by public entities in VIEs that are not qualified special purpose entities are required to be applied by the first reporting period that ends after March 15, 2004. In connection with our CMO transactions, mortgages are transferred into trusts that are classified as VIEs and are consolidated with the financial results of IMH and its subsidiaries. After the purchase of IFC’s common stock by IMH on July 1, 2003, we began to consolidate IFC’s financial results as of that date.

SAB 105 clarifies the SEC’s position on the accounting for loan commitments. Consistent with SFAS 149, SAB 105 states that loan commitments are treated as derivative instruments. SAB 105 also addresses the issues of not recognizing cashflows associated with servicing prior to the sale or securitization of funded loans and certain other disclosure issues pertaining to loan commitments. SAB 105 also significantly limits a company’s ability to record an asset on its mortgage pipeline. We have adopted the new requirements within SAB 105 and as a result, we have not recorded an asset related to our outstanding mortgage pipeline as of March 31, 2004.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc., or “IMH,” a Maryland corporation incorporated in August 1995, and our subsidiaries, IMH Assets Corp., or “IMH Assets,” Impac Warehouse Lending Group, Inc., or “IWLG,” Impac Multifamily Capital Corporation, or “IMCC,” and Impac Funding Corporation, or “IFC,” together with its wholly-owned subsidiary Novelle Financial Services, Inc., or “NFS.” References to IMH are made to differentiate IMH, the publicly traded company, as a separate entity from IMH Assets, IWLG, IMCC and IFC.

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “plan,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a number of factors, including, but not limited to, failure to achieve projected earnings levels, the ability to generate sufficient liquidity, the ability to access the capital markets, the size and frequency of our securitizations, the ability to generate taxable income and pay dividends, interest rate fluctuations on our assets that differ from those on our liabilities, increase in prepayment rates on our mortgage assets, changes in assumptions regarding estimated loan losses or fair value amounts, changes in expectations of future interest rates, the availability of financing and, if available, the terms of any financing, changes in origination and resale pricing of mortgages, changes in markets which we serve and changes in general market and economic conditions. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General and Business Operations

We are a mortgage real estate investment trust, or “REIT,” that is a nationwide acquirer, originator, seller and investor of primarily non-conforming Alt-A mortgages, or “Alt-A mortgages,” and to a lesser extent, small-balance, multi-family mortgages, or “multi-family mortgages” and sub-prime mortgages, or “B/C mortgages.” We also provide warehouse and repurchase financing to originators of mortgages.

We operate three core businesses:

•	long-term investment operations that is conducted by IMH, IMH Assets and IMCC;

•	mortgage operations that is conducted by IFC and NFS; and

•	warehouse lending operations that is conducted by IWLG.

The long-term investment operations primarily invest in adjustable and fixed rate Alt-A mortgages that are acquired and originated by our mortgage operations. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines. Some of the principal differences between mortgages purchased by Fannie Mae and Freddie Mac and Alt-A mortgages are as follows:

•	credit and income histories of the mortgagor; and

•	documentation required for approval of the mortgagor.

For instance, Alt-A mortgages may not have certain documentation or verifications that are required by Fannie Mae and Freddie Mac and, therefore, in making our credit decisions, we may be more reliant upon the borrower’s credit score and the adequacy of the underlying collateral. We believe that Alt-A mortgages provide an attractive net earnings profile by producing higher yields without commensurately higher credit losses than other types of mortgages.

The long-term investment operations also originate and invest in multi-family mortgages with initial fixed interest rate periods of three, five and seven years that subsequently adjust to adjustable rate mortgages with loan balances that generally range from $250,000 to $3.0 million. Multi-family mortgages have interest rate floors, which is the initial start rate, and prepayment penalty periods of three, five and seven years. Multi-family mortgages provide greater asset diversification on our balance sheet as borrowers of multi-family mortgages typically have higher credit scores and longer lives than Alt-A mortgages.

The long-term investment operations generate earnings primarily from net interest income earned on mortgages held for long-term investment, which consists of mortgages held as CMO collateral and mortgages held for investment on our balance sheet. Investment in Alt-A mortgages and multi-family mortgages are initially financed with short-term borrowings under reverse repurchase agreements which are subsequently converted to long-term financing in the form of collateralized mortgage obligations, or “CMO,” financing. Cash flow from the mortgage loan investment portfolio and proceeds from the sale of capital stock also finance new Alt-A and multi-family mortgage acquisitions and originations.

The mortgage operations acquire and originate primarily adjustable and fixed rate Alt-A mortgages and, to a lesser extent, B/C mortgages as follows:

•	correspondent acquisitions;

•	bulk acquisitions;

•	wholesale and retail originations; and

•	B/C originations.

The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. This business also earns revenue from interest income on mortgages held-for-sale and fees associated with mortgage acquisitions and originations, mortgage servicing rights and master servicing agreements. The mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

The warehouse lending operations provide short-term financing to mortgage loan originators, including the mortgage operations, by funding mortgages from their closing date until sale to pre-approved investors. This business earns net interest income from the difference between its cost of borrowings and the interest earned on warehouse advances as well as fees from warehouse transactions.

Our goal is to generate consistent reliable income for distribution to our stockholders primarily from earnings generated by our core operating businesses.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

•	allowance for loan losses; and

•	valuation of derivative instruments.

Allowance for loan losses. We provide an allowance for loan losses for mortgages held as CMO collateral, finance receivables and mortgages held-for-investment, or “loans provided for.” In evaluating the adequacy of the allowance for loan losses, management takes several items into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. In addition, management provides an allowance for loan losses for Alt-A mortgages that are retained for long-term investment and which are not underwritten to our specific underwriting guidelines. These mortgages are acquired on a bulk basis by the mortgage operations from other mortgage originators that underwrite mortgages substantially similar, but not specific, to our mortgage underwriting guidelines, or “non-Impac mortgages.” Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, political factors and industry statistics. For additional information regarding allowance for loan losses refer to “Results of Operations and Financial Condition—Impac Mortgage Holdings, Inc.”

Valuation of derivative instruments. The mortgage operations acquire derivative instruments to mitigate changes in the value of its mortgage pipeline. The mortgage pipeline consist of mortgages that have not yet been acquired, however, the mortgage operations has committed to acquire the mortgages in the future at pre-determined interest rates through rate-lock commitments. On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” or “SAB 105,” which clarifies the SEC’s position on the accounting for loan commitments. Consistent with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or “SFAS 149,” SAB 105 states that loan commitments are treated as derivative instruments. Prior to the issuance of SAB 105, the mortgage operations recorded the fair market value of its mortgage pipeline, excluding mortgage servicing value, as it qualifies as a derivative instrument under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, or “SFAS 133,” however, it does not qualify for hedging treatment. Therefore, the mortgage pipeline and the related fair market value of derivative instruments were marked to market each reporting period along with a corresponding entry to non-interest expense. SAB 105 also addresses the issues of not recognizing cash flows associated with servicing prior to the sale or securitization of funded loans and certain other disclosure issues pertaining to loan commitments. SAB 105 also significantly limits a company’s ability to record an asset on its mortgage pipeline. We have adopted the new requirements within SAB 105, and as a result, we have not recorded an asset related to our outstanding mortgage pipeline as of March 31, 2004.

Financial Highlights for the First Quarter of 2004

•	Earnings per diluted share increased to $0.76 compared to $0.70 for the fourth quarter of 2003 and $0.53 for the first quarter of 2003;

•	Estimated taxable income per diluted share was $0.75 compared to $0.73 for the fourth quarter of 2003 and $0.58 for the first quarter of 2003;

•	Cash dividends declared per share increased to $0.65 compared to $0.55 for the fourth quarter of 2003 and $0.50 for the first quarter of 2003;

•	Total assets increased to $13.0 billion as of March 31, 2004 from $10.7 billion as of December 31, 2003 and $7.4 billion as of March 31, 2003;

•	Book value per share increased to $9.72 as of March 31, 2004 compared to $9.02 as of December 31, 2003 and $7.13 as of March 31, 2003;

•	Total market capitalization increased to $1.7 billion as of March 31, 2004 compared to $1.0 billion as of December 31, 2003 and $639.1 million as of March 31, 2003;

•	Dividend yield as of March 31, 2004 was 9.56%, based on annualized first quarter cash dividend of $0.65 per share and closing stock price of $27.20 per share;

•	Return on average assets and equity was 1.57% and 33.22% as compared to 1.58% and 36.79% for the fourth quarter of 2003 and 1.48% and 31.69% for the first quarter of 2003;

•	The mortgage operations acquired and originated $3.5 billion of primarily Alt-A mortgages compared to $3.1 billion for the fourth quarter of 2003 and $1.8 billion for the first quarter of 2003;

•	The long-term investment operations retained $2.9 billion of primarily Alt-A mortgages compared to $2.3 billion for the fourth quarter of 2003 and $1.4 billion for the first quarter of 2003; and

•	IMCC originated $94.5 million of multi-family mortgages compared to $84.3 million for the fourth quarter of 2003 and $42.1 million for the first quarter of 2003.

Results of Operations and Financial Condition—Impac Mortgage Holdings, Inc.

Consolidation of IFC

The results of operations for the three months ended March 31, 2004 reflect the consolidation of IFC on July 1, 2003. On July 1, 2003, IMH entered into a stock purchase agreement with Joseph R. Tomkinson, our Chairman, Chief Executive Officer and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, our Executive Vice President and Chief Financial Officer is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750,000. Each of Messer’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. Mr. Tomkinson elected to receive $125,000 worth of his consideration for the sale of his IFC shares of common stock in the form of 7,687 shares of IMH common stock. The fairness opinion related to the purchase price of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by our board of directors. As a result of acquiring 100% of IFC’s common stock on July 1, 2003, IMH owns all of the common stock and preferred stock of IFC and began to consolidate IFC as of that date. As such, the consolidated financial statements for the three months ended March 31, 2004, or “consolidation period,” reflect the results of operations of IFC on a consolidated basis. The consolidated financial statements for the three months ended March 31, 2003, or “non-consolidation period,” include the results of operations of IFC as equity in net earnings of IFC.

Results of Operations—

For the Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003

Net Earnings

Net earnings increased 80% to $46.0 million, or $0.76 per diluted share, for the first quarter of 2004 compared to $25.5 million, or $0.53 per diluted share, for the first quarter of 2003. The quarter-over-quarter increase in net earnings of $20.5 million was primarily due to the following:

•	$25.8 million increase in net interest income;

•	$23.6 million increase in non-interest income;

•	offset by a $25.7 million increase in non-interest expense and income tax expense; and

•	$3.2 million increase in provision for loan losses.

Taxable Income

After adjusting for our estimates of the differences between net earnings and taxable income, estimated taxable income was $45.5 million, or $0.75 per diluted share, for the first quarter of 2004 as compared to $28.0 million, or $0.58 per diluted share, for the first quarter of 2003. When we file our annual tax returns there are certain adjustments that we make to net earnings and taxable income due to differences in the nature and extent that revenues and expenses are recognized under the two methods. For instance, to calculate taxable income we deduct actual loan losses as compared to the determination of net earnings that require a deduction of loan loss provisions which are determined based on estimated losses inherent in our loan portfolios. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income, which is a non-generally accepted accounting principle, or “GAAP,” financial measurement, is useful information for our investors. Of estimated taxable income of $45.5 million, or $0.73 per outstanding share, we declared total regular cash dividends of $40.7 million or $0.65 per outstanding share during the first quarter of 2004. Upon the filing of our 2002 tax return, we had federal and state net operating tax loss carry-forwards of $18.7 million that may or may not be used to offset taxable income in subsequent years. The following table presents a reconciliation of net earnings to estimated taxable income for the periods indicated (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2004	2003
Net earnings	$46,046	$25,545
Adjustments to net earnings:
Provision for loan losses	9,725	6,484
Dividend from IFC	7,500	4,455
Tax deduction for actual loan losses	(2,022)	(3,325)
Anticipated partial worthlessness deduction on warehouse advances (1)	(6,000)	—
Equity in net earnings of IFC	(9,703)	(5,167)

Estimated taxable income (2)	$45,546	$27,992

Estimated taxable income per diluted share	$0.75	$0.58

Estimated taxable income per outstanding share	$0.73	$0.57

(1)	Represents estimated partial impairment on specific warehouse advances that we anticipate will be non-collectible. For additional information, refer to “Provision for Loan Losses and Allowance for Loan Losses” below.
(2)	Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating tax loss carry-forwards.

Net Interest Income

Consolidating effect of IFC. Net interest income generated by the mortgage operations was reported on a consolidated basis for the consolidation period, however, prior to July 1, 2003, net interest income generated by the mortgage operations was a component of equity in net earnings of IFC on the consolidated financial statements for the non-consolidation period. For additional detail regarding the breakdown of net interest income by business segment, refer to Note 5—Segment Reporting in the notes to consolidated financial statements.

Description. We earn interest income primarily on Mortgage Assets which include CMO collateral, mortgages held-for-investment, mortgages held-for-sale, finance receivables and investment securities available-for-sale, or collectively, “Mortgage Assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings on Mortgage Assets, which include CMO borrowings, reverse repurchase agreements and borrowings on investment securities available-for-sale. We also receive or make cash payments on derivative instruments as an adjustment to the yield on Mortgage Assets or borrowings on Mortgage Assets depending on whether certain specified contractual interest rate levels are reached. For addition information on derivative instruments and their effect on net interest income during changing interest rate environments, refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Comparative Yield Table. The following table summarizes average balance, interest and weighted average yield on Mortgage Assets and borrowings on Mortgage Assets for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2004			2003
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Investment securities available-for-sale	$12,981	$907	27.95%	$25,536	$753	11.80%
CMO collateral (1)	9,581,443	88,549	3.70	5,533,475	60,051	4.34
Mortgages held-for-investment and mortgages held-for-sale (2)	1,434,117	21,280	5.94	180,912	3,251	7.19
Finance receivables:
Affiliated (3)	—	—	—	464,636	4,685	4.03
Non-affiliated	457,039	5,097	4.46	523,182	6,738	5.15

Total finance receivables	457,039	5,097	4.46	987,818	11,423	4.63

Total Mortgage Assets	$11,485,580	$115,833	4.03%	$6,727,741	$75,478	4.49%

BORROWINGS
CMO borrowings	$9,341,138	$54,060	2.31%	$5,417,690	$41,684	3.08%
Reverse repurchase agreements	1,742,935	9,554	2.19	1,129,251	6,790	2.41
Borrowings secured by investment securities (4)	—	—	—	6,233	632	40.56

Total borrowings on Mortgage Assets	$11,084,073	$63,614	2.30%	$6,553,174	$49,106	3.00%

Net interest spread (5)			1.73%			1.49%
Net interest margin (6)			1.82%			1.57%

(1)	Includes amortization of acquisition costs and net cash payments on derivative instruments.
(2)	Includes mortgages held-for-sale which were acquired via the consolidation of the mortgage operations on July 1, 2003.
(3)	Advances to subsidiaries and affiliates were eliminated during the first three months of 2004 due to the consolidation of the mortgage operations.
(4)	Payments and excess cash flows received from investment securities collateralizing these borrowings were used to pay down the outstanding borrowings. The payments were received from a collateral base that was in excess of the borrowings. Therefore, while the payment amounts remained relatively stable, the average balance of the borrowings continued to decline. These borrowings were repaid during the third quarter of 2003.
(5)	Net interest spread is calculated by subtracting the weighted average yield on total borrowings on Mortgage Assets from the weighted average yield on total Mortgage Assets.
(6)	Net interest margin is calculated by subtracting interest expense on total borrowings on Mortgage Assets from interest income on total Mortgage Assets and then dividing by total average Mortgage Assets.

Net interest income was $52.6 million for the first quarter of 2004 compared to $26.8 million for the first quarter of 2003. The quarter-over-quarter increase in net interest income was primarily due to an increase in average Mortgage Assets, which increased to $11.5 billion for the first quarter of 2004 compared to $6.7 billion for the first quarter of 2003 as the long-term investment operations retained $7.2 billion of primarily Alt-A mortgages from the mortgage operations and $342.9 million of multi-family mortgages originated by IMCC since the end of the first quarter of 2003. We primarily retain Alt-A mortgages that are acquired and originated by the mortgage operations and multi-family mortgages originated by IMCC that fit within our investment criteria. Alt-A and multi-family mortgages are ARMs and FRMs with good credit profiles with mortgage insurance enhancements, when required, that generally have prepayment penalty features and are primarily purchase money transactions. The following table summarizes the principal balance of Alt-A mortgages acquired by the long-term investment operations from the mortgage operations and multi-family mortgages originated by IMCC by loan characteristic for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2004		2003
	Principal Balance	%	Principal Balance	%
Volume by Type:
Adjustable rate	$2,696,543	92	$866,253	60
Fixed rate	249,883	8	567,986	40

Total Mortgage Acquisitions	$2,946,426	100	$1,434,239	100

Volume by Product:
Primarily six-month LIBOR indexed ARMs (1)	$676,743	23	$491,241	34
Primarily six-month LIBOR indexed hybrids (1) (2)	2,019,800	69	375,011	26
Fixed rate first trust deeds	249,883	8	564,639	39
Fixed rate second trust deeds	—	0	3,348	1

Total Mortgage Acquisitions	$2,946,426	100	$1,434,239	100

Volume by Credit Quality:
Alt-A loans	$2,934,124	100	$1,427,484	100
B/C loans (3)	12,302	0	6,755	0

Total Mortgage Acquisitions	$2,946,426	100	$1,434,239	100

Volume by Purpose:
Purchase	$1,839,942	62	$611,529	43
Refinance	1,106,484	38	822,710	57

Total Mortgage Acquisitions	$2,946,426	100	$1,434,239	100

Volume by Prepayment Penalty:
With prepayment penalty	$2,247,046	76	$1,163,745	81
Without prepayment penalty	699,380	24	270,494	19

Total Mortgage Acquisitions	$2,946,426	100	$1,434,239	100

(1) Also includes minimal principal balances of one-year LIBOR and constant maturity Treasury ARMs.

(2) Mortgages are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.

(3) B/C loans, as defined by us, which were acquired and originated through correspondent or wholesale channels.

The increase in net interest income was also due to an increase in net interest margins on Mortgage Assets, which increased to 1.82% for the first quarter of 2004 as compared to 1.57% for the first quarter of 2003. The increase in net interest margins was primarily due to the following:

•	expiration of more expensive interest rate hedging instruments, or derivative instruments; and

•	consolidation of mortgages held by the mortgage operations.

Expiration of more expensive derivative instruments. We currently acquire derivative instruments, primarily interest rate swaps, to offset possible increased CMO borrowing costs which may result from rising interest rates. Net interest margins on Mortgage Assets improved as more expensive derivative instruments, primarily interest rate caps and floors that were acquired in 2001, expired during 2003 and during the first quarter of 2004. As a result, net cash payments and amortization of derivative instruments declined 20 basis points of total average Mortgage Assets to 43 basis points of total average Mortgage Assets during the first quarter of 2004 as compared to 63 basis points of total average Mortgage Assets during the first quarter of 2003. The goal of our interest rate hedging policy is to provide stable net interest margins and cash flows to our investors in various interest rate environments. Our interest rate hedging strategy is designed to protect net interest margins and net earnings from changing interest rates, which, absent interest rate hedging instruments, would, in all likelihood, have an adverse effect on both. We believe that our interest rate hedging policy is sound and net interest margins will remain relatively stable even if interest rates change from current levels.

Consolidation of mortgages held by the mortgage operations. The consolidation of mortgages held by the mortgage operations during the first quarter of 2004 contributed to an increase in net interest margins on Mortgage Assets. During the first quarter of 2004, net interest margins on mortgages held by the mortgage operations was 3.19% on average outstanding balances of $685.8 million, which added an additional 9 basis points to net interest margins on Mortgage Assets. As a comparison, net interest margins on mortgages held by the mortgage operations was 2.77% during the first quarter of 2003. Net interest margins on mortgages held by the mortgage operations increased due to a steeper yield curve during the first quarter of 2004 as compared to the first quarter of 2003. The yield curve represents the mathematical difference between short-term interest rates and long-term interest rates. Because the mortgage operations establishes interest rates on its mortgages by indexing those interest rates to long-term market interest rates and finances mortgages with borrowings that are indexed to short-term interest rates, a steep yield curve benefits net interest margins.

Non-Interest Income

Consolidating effect of IFC. Non-interest income generated by the mortgage operations was reported on a consolidated basis for the consolidation period, however, prior to July 1, 2003, non-interest income generated by the mortgage operations was a component of equity in net earnings of IFC on the consolidated financial statements for the non-consolidation period. For additional detail regarding the breakdown of non-interest income by business segment refer to Note 5—Segment Reporting in the notes to consolidated financial statements.

Due to the consolidation of IFC, non-interest income increased to $31.5 million for the first quarter of 2004 as compared to $7.8 million for the first quarter of 2003. The quarter-over-quarter increase in non-interest income of $23.7 million was primarily due to the following:

•	$29.5 million increase in gain on sale of loans; and

•	partially offset by a $5.2 million decrease in equity in net earning of IFC.

These quarter-over-quarter variances are discussed in further detail below.

Gain on Sale of Loans. Gain on sale of loans includes the difference between the price we acquire and originate mortgages and the price we receive upon the sale or securitization of mortgages plus or minus direct mortgage origination revenue and costs, i.e. loan and underwriting fees, commissions, appraisal review fees, document expense, etc. Gain on sale of loans acquired and originated by the mortgage operations also includes a premium for the sale of mortgage servicing rights upon the sale or securitization of mortgages, including real estate mortgage investment conduits, or “REMICs,” and CMOs. Substantially all mortgages sold or securitized during the first quarters of 2004 and 2003 were done so on a servicing released basis, which resulted in substantially all cash gains.

The $29.5 million increase in gain on sale of loans was primarily due to the consolidation of the mortgage operations. Gain on sale of loans increased to $31.1 million for the first quarter of 2004 as the mortgage operations sold $632.2 million of mortgages as whole loan sales and REMICs, on a servicing released basis, and the long-term investment operations completed $3.4 billion of CMOs, at which time mortgage servicing rights on the mortgages securing the CMOs were sold, as compared to gain on sale of loans of $1.6 million during the first quarter of 2003. As a further comparison, the mortgage operations sold $502.4 million of mortgages as whole loan sales and REMICs, on a servicing released basis, and the long-term investment operations completed $1.5 billion of CMOs, at which time mortgage servicing rights on the mortgages securing the CMOs were sold, during the first quarter of 2003, which resulted in gain on sale of loans of $22.0 million during the first quarter of 2003. In order to minimize risks associated with the accumulation of our mortgages, we seek to securitize or sell our mortgages between 15 to 45 days from acquisition or origination, thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of mortgages.

Equity in net earnings of IFC. The $5.2 million decrease in equity in net earnings of IFC was due to the consolidation of the mortgage operations. Net earnings of IFC was reported on a consolidated basis for the consolidation period, however, prior to July 1, 2003, 99% of the net earnings of IFC was reflected as equity in net earnings of IFC on the consolidated financial statements for the non-consolidation period. As a comparison, net earnings of IFC was $9.7 million for the first quarter of 2004 as compared to net earnings of $5.2 million for the first quarter of 2003. The increase in net earnings of IFC during the first quarter of 2004 as compared to the first quarter of 2003 was primarily due to an increase in gain on sale of loans as the mortgage operations sold a higher volume of mortgages and mortgage servicing rights.

Non-Interest Expense

Consolidating effect of IFC. Non-interest income generated by the mortgage operations was reported on a consolidated basis for the consolidation period, however, prior to July 1, 2003, non-interest income generated by the mortgage operations was a component of equity in net earnings of IFC on the consolidated financial statements for the non-consolidation period. For additional detail regarding the breakdown of non-interest expense by business segment refer to Note 5—Segment Reporting in the notes to consolidated financial statements.

Due to the consolidation of IFC, non-interest expense, including income taxes, increased to $28.3 million for the first quarter of 2004 as compared to $2.6 million for the first quarter of 2003. The quarter-over-quarter increase in non-interest expense of $25.7 million was primarily due to the following:

•	$18.6 million increase in operating costs; and

•	$6.5 million increase in income taxes.

These quarter-over-quarter variances are discussed in further detail below.

Operating costs. The $18.6 million increase in operating costs was primarily due to the consolidation of the mortgage operations. Operating costs increased to $21.1 million for the first quarter of 2004 as compared to $2.5 million for the first quarter of 2003. Operating costs include personnel expense, professional services, equipment expense, occupancy expense, data processing expense and general and administrative and other expense. As a comparison, operating costs increased 33% to $21.1 million for the first quarter of 2004 as compared to combined operating costs, including operating costs of the mortgage operations, of $15.9 million for the first quarter of 2003. The increase in operating costs was primarily due to a 94% increase in mortgage acquisitions and originations to $3.5 billion during the first quarter of 2004 as compared to $1.8 billion during the first quarter of 2003. The following table summarizes the principal balance of mortgage acquisitions and originations by loan characteristic for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2004		2003
	Principal Balance	%	Principal Balance	%
By Loan Type:
Fixed rate first trust deed	$654,398	19	$894,427	50
Fixed rate second trust deed	111,358	3	28,896	2
Adjustable rate:
Primarily six-month LIBOR indexed ARMs (1)	669,444	19	500,067	28
Primarily six-month LIBOR indexed hybrids (2)	2,033,882	59	347,965	20
Total adjustable rate	2,703,326	78	848,032	48

Total Mortgage Acquisitions and Originations	$3,469,082	100	$1,771,355	100

By Production Channel:
Correspondent acquisitions:
Flow	$2,171,424	63	$1,042,306	59
Bulk	782,746	22	317,409	18
Total correspondent acquisitions	2,954,170	85	1,359,715	77
Wholesale and retail originations	371,578	11	305,090	17
Novelle Financial Services, Inc.	143,334	4	106,550	6

Total Mortgage Acquisitions and Originations	$3,469,082	100	$1,771,355	100

By Credit Quality:
Alt-A	$3,312,135	95	$1,656,908	94
B/C (3)	156,947	5	114,447	6

Total Mortgage Acquisitions and Originations	$3,469,082	100	$1,771,355	100

By Purpose:
Purchase	$2,055,085	59	$764,032	43
Refinance	1,413,997	41	1,007,323	57

Total Mortgage Acquisitions and Originations	$3,469,082	100	$1,771,355	100

By Prepayment Penalty:
With prepayment penalty	$2,435,576	70	$1,471,904	83
Without prepayment penalty	1,033,506	30	299,451	17

Total Mortgage Acquisitions and Originations	$3,469,082	100	$1,771,355	100

(1)	Also includes minimal principal balances of one-year LIBOR and constant maturity Treasury ARMs.
(2)	Mortgages are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.
(3)	The first quarter of 2004 and 2003 includes $143.3 million and $106.6 million, respectively, of B/C mortgages originated by NFS, a subsidiary of IFC, that are subsequently sold to third party investors for cash gains.

We believe that our efficient centralized operating structure and our web-based automated underwriting system, Impac Direct Access System for Lending, allows us to maintain our position as a low cost nationwide acquirer and originator of Alt-A mortgages. In addition, a higher percentage of non-Impac mortgage acquisitions during the first quarter of 2004 contributed to lower per loan acquisition costs as compared to the first quarter of 2003 as non-Impac Alt-A mortgage acquisitions generally require less personnel and operating costs than Impac Alt-A mortgages, which are acquired on a flow, or loan-by-loan basis.

Provision for Loan Losses and Allowance for Loan Losses

Provision for loan losses were $9.7 million for the first quarter of 2004 as compared to $6.5 million for the first quarter of 2003. An allowance is maintained for losses on mortgages held-for-investment, mortgages held as CMO collateral and finance receivables, or “loans provided for,” at an amount that management believes provides for losses inherent in those loan portfolios. We have implemented a methodology designed to analyze the performance of various loan portfolios based upon the relatively homogeneous nature within these loan portfolios. The allowance for losses is also analyzed using the following factors:

•	management’s judgment of the net loss potential of mortgages in our mortgage loan investment portfolio based on prior loan loss experience;

•	changes in the nature and volume of the mortgage loan investment portfolio;

•	value of the collateral;

•	delinquency trends; and

•	current economic conditions that may affect the borrowers’ ability to pay.

In evaluating the adequacy of the allowance for loan losses, management takes several items into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. As allowed under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a

Loan—Income Recognition and Disclosures,” (SFAS 114) we determine impairment collectively on loan pools as they are made up of smaller balance homogenous loans. These homogeneous loans are assessed for impairment by loan type. The largest mortgage loan pools by type consist of residential mortgages, however, multifamily and B/C mortgages are loan pools that are also assessed for impairment. The results of that analysis are then applied to our current loan portfolios and an estimate is created.

In addition, management provides an allowance for loan losses on Alt-A mortgages that are retained for long-term investment and which are not underwritten to our specific underwriting guidelines. These mortgages are acquired on a bulk basis by the mortgage operations from other mortgage originators that underwrite mortgages substantially similar, but not specific, to our mortgage underwriting guidelines, or “non-Impac mortgages.” Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, political factors and industry statistics.

At the end of March of 2004, we discovered that one client of the warehouse lending operations and certain of its officers had perpetrated a fraud pursuant to which they defrauded the warehouse lending operations into making advances pursuant to a warehouse line of credit. As of the date the fraud was discovered, an aggregate of $12.6 million of fraudulent loan advances were outstanding. We immediately terminated the warehouse line of credit and have been cooperating with federal investigators in their ongoing investigation of the defrauding parties. It appears that the defrauding parties had perpetrated a similar fraud on another warehouse lender.

We retained an independent consultant to investigate the matter; the investigator reported that no principals of the warehouse lending operations had knowingly participated in the fraud and stated that it is not likely that any other client of the warehouse lending operations could duplicate the same fraud. With the aid of the independent counsel, the audit committee of our board of directors reviewed the report and the scope of the investigation and concurs with the assessment set forth in the report. In response, we have taken steps to enhance procedures at our warehouse lending operations, including improvements of the application approval and funding processes of mortgage bankers and follow-up quality control checks. As a result of the fraud, during the first quarter of 2004 we established a specific allowance for loan losses in the amount of $6.0 million to provide for anticipated losses on the fraudulent warehouse advances as we have deemed this amount to be non-collectible. Based on available information, we believe we will be able to recover the remaining $6.6 million of related warehouse advances over time. Because we deem $6.0 million of the total warehouse advances to be non-collectible and anticipate that it will result in a tax deduction upon the filing of our 2004 corporate income tax return, we reflected the $6.0 million as a reduction to estimated taxable income for the first quarter of 2004 as shown in the reconciliation of net earnings to estimated taxable income above. To the extent that we believe that the actual losses will exceed the $6.0 million allowance, we will make an additional allowance for loan losses when, or if, we determine it is appropriate to do so as events and circumstances dictate. However, we believe that this specific allowance is adequate to provide for anticipated loan losses based on currently available information.

As of March 31, 2004, allowance for loan losses increased to $46.3 million as compared to $38.6 million as of December 31, 2003. In our opinion and in accordance with our loan loss allowance methodology, we believe that the present allowance for loan losses is adequate to provide for losses inherent in our loan portfolios. For additional information regarding delinquencies of mortgages in our mortgage loan investment portfolio refer to “Financial Condition” below.

Financial Condition

Total assets grew 21% to $13.0 billion as of March 31, 2004 as compared to $10.7 billion as of December 31, 2003 as the long-term investment operations retained $2.9 billion of primarily adjustable and fixed Alt-A mortgages and multi-family mortgages during the first quarter of 2004. The following table presents selected financial data as of the dates indicated (dollars in thousands, except per share data and master servicing portfolio):

	As of and For the Quarter Ended,
	March 31, 2004	December 31, 2003	March 31, 2003
Book value per share	$9.72	$9.02	$7.13
Return on average assets	1.57%	1.58%	1.48%
Return on average equity	33.22%	36.79%	31.69%
Assets to equity ratio	21.40:1	20.99:1	21.07:1
Debt to equity ratio	20.21:1	19.85:1	19.98:1
Mortgages owned 60+ days delinquent	$192,464	$175,313	$190,003
60+ day delinquency of mortgages owned	1.62%	1.79%	3.17%
Mortgages owned 90+ days delinquent and other real estate owned	$142,379	$140,369	$155,597
90+ days delinquency of mortgages owned and other real estate owned to total assets	1.09%	1.31%	2.10%
Master servicing portfolio (in billions)	$16,240	$13,920	$9,529

The retention of mortgages during the first quarter of 2004 resulted in a 30% increase in mortgages held as CMO collateral to $11.3 billion as of March 31, 2004 as compared to $8.7 billion as of December 31, 2003. The following table presents selected information about mortgages held as CMO collateral as of the dates indicated:

	As of the Quarter Ended,
	March 31, 2004	December 31, 2003	March 31, 2003
Percent of Alt-A mortgages	99	99	99
Percent of ARMs	88	86	79
Percent of FRMs	12	14	21
Percent of hybrid ARMs	55	48	31
Weighted average coupon	5.53	5.56	6.29
Weighted average margin	3.19	3.10	2.99
Weighted average original LTV	78	79	80
Weighted average original credit score	695	694	687
Prior 3-month constant prepayment rate, or “CPR”	25	31	24
Prior 12-month CPR	31	28	24
Percent with active prepayment penalty	80	81	78
Percent of mortgages in California	64	64	62
Percent of purchase transactions	59	57	57
Percent of owner occupied	86	87	91
Percent of first lien	99	99	99

We believe that in order for us to generate positive cash flows and earnings we must successfully manage the following primary operational and market risks:

•	credit risk;

•	prepayment risk;

•	liquidity risk; and

•	interest rate risk.

Credit Risk. We manage credit risk by retaining for long-term investment high credit quality Alt-A and multi-family mortgages, adequately providing for loan losses and actively managing delinquencies and defaults. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but that have loan characteristics that make them non-conforming under those guidelines.

We believe that by improving the overall credit quality of our long-term mortgage portfolio we can consistently generate stable future cash flow and net earnings. As of March 31, 2004, the original weighted average credit score of mortgages held as CMO collateral was 695 and the original weighted average LTV ratio was 78%. During the first quarter of 2004, we retained $2.9 billion of primarily adjustable and fixed rate Alt-A mortgages that were acquired or originated by the mortgage operations with an original weighted average credit score of 697 and an original weighted average LTV ratio of 78%. In addition, during the first quarter of 2004, we retained $639.0 million of non-Impac mortgages that were acquired by the mortgage operations with an original weighted average credit score of 702 and an original weighted average LTV ratio of 78%. IMCC also originated $94.5 million of multi-family mortgages with a weighted average credit score of 722 and an original weighted average LTV of 66%.

We monitor our sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide. This includes an effective and aggressive collection effort in order to minimize mortgages from becoming seriously delinquent. However, when resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform ongoing review of mortgages that display weaknesses and believe that we maintain adequate loss allowance on the mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. In foreclosure sales, we generally acquire title to the property. As of March 31, 2004, our long-term mortgage portfolio included 1.62% of mortgages that were 60 days or more delinquent compared to 1.79% as of December 31, 2003. The following table summarizes mortgages in our long-term mortgage portfolio that were 60 or more days delinquent for the periods indicated (in thousands):

	At March 31, 2004	At December 31, 2003
60-89 days delinquent	$66,246	$51,173
90 or more days delinquent	37,936	52,080
Foreclosures	78,521	66,767
Delinquent bankruptcies	9,761	5,293

Total 60 or more days delinquent	$192,464	$175,313

Seriously delinquent assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. When real estate is acquired in settlement of loans, or “other real estate owned,” the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion. As of March 31, 2004, seriously delinquent assets and other real estate owned as a percentage of total assets was 1.09% as compared to 1.31% as of December 31, 2003. The following table summarizes mortgages in our long-term mortgage portfolio that were seriously delinquent and other real estate owned for the periods indicated (in thousands):

	At March 31, 2004	At December 31, 2003
90 or more days delinquent	$126,218	$124,140
Other real estate owned	16,161	16,229

Total	$142,379	$140,369

Prepayment Risk. As of March 31, 2004, 80% of mortgages held as CMO collateral had prepayment penalty features as compared to 81% as of December 31, 2003. 76% of Alt-A mortgages retained during the first quarter of 2004 had prepayment penalty features ranging from two to seven years as compared to 81% during the first quarter of 2003.

Mortgages held as CMO collateral had a 25% CPR during the first quarter of 2004 as compared to 24% CPR during the first quarter of 2003.

Liquidity Risk. We employ a leveraging strategy to increase assets by financing our long-term mortgage porfolio primarily with CMO borrowings, reverse repurchase agreements and capital and then using cash proceeds to acquire additional mortgage assets. We retain ARMs and FRMs that are acquired and originated by the mortgage operations and finance the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements. After accumulating a pool of mortgages, generally between $200 million and $1.0 billion, we securitize the mortgages in the form of CMOs. Our strategy is to securitize our mortgages every 15 to 45 days in order to reduce the accumulation period that mortgages are outstanding on short-term warehouse or reverse repurchase facilities, which reduces our exposure to margin calls on these facilities. CMOs are classes of bonds that are sold to investors in mortgage-backed securities and as such are not subject to margin calls. In addition, CMOs generally require a smaller initial cash investment as a percentage of mortgages financed than does interim warehouse and reverse repurchase financing.

Because of the prepayment and loss rates of our Alt-A mortgages, we have received favorable credit ratings on our CMOs from credit rating agencies, which has reduced our required initial capital investment as a percentage of mortgages securing CMO financing. The ratio of total assets to total equity, or “leverage ratio,” was 21.40 to 1 as of March 31, 2004 compared to 20.99 to 1 as of December 31, 2003. We continually monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to “Liquidity and Capital Resources” below.

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources

We recognize the need to have funds available for our operating businesses and our customer’s demands for obtaining short-term warehouse financing until the settlement or sale of mortgages with us or with other investors. It is our policy to have adequate liquidity at all times to cover normal cyclical swings in funding availability and mortgage demand and to allow us to meet abnormal and unexpected funding requirements. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. Toward this goal, our asset/liability committee, or “ALCO,” is responsible for monitoring our liquidity position and funding needs. ALCO is comprised of senior executives of the mortgage operations and warehouse lending operations. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the balance sheet for changes in the liquidity of our assets. Our primary liquidity consists of cash and cash equivalents and maturing mortgages, or “liquid assets.” We believe that current cash balances, currently available financing facilities, capital raising capabilities and excess cash flows generated from our long-term mortgage portfolio will adequately provide for projected funding needs and asset growth. However, if we are unable to raise capital in the future, we may not be able to grow as planned. Refer to “Risk Factors” for additional information regarding risks that could adversely affect our liquidity.

Our operating businesses primarily use available funds as follows:

•	acquisition and origination of mortgages,

•	investment in mortgages;

•	provide short-term warehouse advances to affiliates and non-affiliated clients; and

•	pay common stock dividends.

Acquisition and origination of mortgages. During the first quarter of 2004, the mortgage operations acquired $3.5 billion of primarily Alt-A mortgages, of which $2.9 billion was retained for long-term investment. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages between 15 to 45 days of acquisition or origination. Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated and initial capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided. The mortgage operations paid weighted average premiums of 2.29% on the principal balance of mortgages acquired and originated during the first quarter of 2004, which were financed with warehouse borrowings at a haircut generally between 2% to 5% of the outstanding principal balance of the mortgages.

When we finance mortgages with long-term CMO borrowings, we repay short-term warehouse financing and recoup our 2% to 5% haircut. Then, depending on credit ratings from national credit rating agencies on our CMOs, we are generally required to provide an over-collateralization, or “OC,” of 0.50% to 1% of the principal balance of mortgages securing CMO financing as compared to a haircut of 2% to 5% of the principal balance of mortgages securing short-term warehouse financing. Our total capital investment in CMOs generally range from approximately 3% to 5% of the principal balance of mortgages securing CMO borrowings which includes premiums paid upon acquisition of mortgages, costs paid for completion of CMOs, costs to acquire derivative instruments and OC required to achieve desired credit ratings. In addition, IMCC originated $94.5 million of multi-family mortgages which were initially financed with short-term warehouse financing that generally require a 10% to 15% haircut. Multi-family mortgages are either sold as whole loan sales or are financed with CMO borrowings at lower OC requirements than haircut requirements for warehouse financing.

Provide short-term warehouse advances to affiliates and non-affiliates. We utilize committed and uncommitted warehouse facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations.

The warehouse lending operations provides short-term financing to the mortgage operations and non-affiliated clients from the closing of mortgages to their sale or other settlement with investors. The warehouse lending operations generally finances between 95% and 98% of the fair market value of the principal balance of mortgages, which equates to a haircut requirement of between 2% and 5%, at prime rate plus a spread. The mortgage operations has uncommitted warehouse line agreements to obtain financing of up to $800.0 million from the warehouse lending operations at prime minus 0.50% during the period that the mortgage operations accumulates mortgages until the mortgages are securitized or sold. In addition, as of March 31, 2004, the warehouse lending operations had $917.0 million of approved warehouse lines available to non-affiliated clients, of which $526.4 million was outstanding.

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

Pay common stock dividends. We did not pay common stock dividends that normally would have been paid during the first quarter of 2004 as the fourth quarter of 2003 dividend was paid in December 2003. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We declared cash dividends of $0.65 per outstanding share during the first quarter of 2004. A portion of dividends paid to IMH’s stockholders come from dividend distributions from the mortgage operations to IMH. During the first quarter of 2004, the mortgage operations provided a dividend distribution of $7.5 million to IMH. However, because the mortgage operations may seek to retain earnings to fund the acquisition and origination of mortgages or to expand the mortgage operations, the board of directors of the mortgage operations may decide that the mortgage operations should cease making dividend distributions in the future. This could reduce the amount of taxable income that would be distributed to IMH stockholders in the form of dividends.

Our operating businesses are primarily funded as follows:

•	CMO borrowings and reverse repurchase agreements;

•	excess cash flows from our long-term mortgage portfolio;

•	sale and securitization of mortgages; and

•	cash proceeds from the issuance of securities.

CMO borrowings and reverse repurchase agreements. We use CMO borrowings and reverse repurchase agreements to fund substantially all warehouse financing to affiliates and non-affiliated clients and the acquisition and origination of mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase agreements with third party lenders. We primarily use committed and uncommitted repurchase facilities with major investment banks to finance substantially all warehouse financing, as needed. During 2003, we added an additional $750.0 million of new uncommitted warehouse facilities to finance asset growth. The new warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These reverse repurchase agreements may have certain covenant tests which we continue to satisfy. As of March 31, 2004, the warehouse lending operations had $1.950 billion of committed and uncommitted repurchase facilities with various lenders of which $1.1 billion was outstanding. Of total repurchase facilities, one of our lenders provides financing up to $125.0 million to finance the origination of multi-family mortgages of which $75.0 million are committed.

From time to time, we may utilize term reverse repurchase financing provided to us by an underwriter who underwrites some of our securitizations. The term reverse repurchase financing funds mortgages that are specifically allocated to securitization transactions, which allows us to reduce overall borrowings outstanding on reverse repurchase agreements with other lenders during the period immediately prior to the settlement of the securitization. Terms and interest rates on the term reverse repurchase facilities are similar to other reverse repurchase agreements. Term reverse repurchase financing are generally repaid with 30 days from the date funds are advanced. During the first quarter of 2004, average balances outstanding on term reverse repurchases were $258.9 million.

We expect to continue to use short-term warehouse facilities to fund the acquisition of mortgages. If we cannot renew or replace maturing borrowings, we may have to sell, on a whole loan basis, the mortgages securing these facilities, which, depending upon market conditions may result in substantial losses. Additionally, if for any reason the market value of our mortgages securing warehouse facilities decline, our lenders may require us to provide them with additional equity or collateral to secure our borrowings, which may require us to sell mortgages at substantial losses.

In order to mitigate the liquidity risk associated with reverse repurchase agreements, we attempt to sell or securitize our mortgages between 15 to 45 days from acquisition or origination. Although securitizing mortgages more frequently adds operating and securitization costs, we believe the added cost is offset as liquidity is provided more frequently with less interest rate and price volatility, as the accumulation and holding period of mortgages is shortened. When we have accumulated a sufficient amount of mortgages, generally between $200 million and $1.0 billion, we issue CMOs and convert short-term advances under reverse repurchase agreements to long-term CMO borrowings. The use of CMO borrowings provides the following benefits:

•	allows us to lock in our financing cost over the life of the mortgages securing the CMO borrowings;

•	provides a perfect duration match between mortgages held as CMO collateral and CMO borrowings; and

•	eliminates margin calls on reverse repurchase borrowings that are converted to CMO financing as well as associated derivative instruments that hedge CMO financing.

During the first quarter of 2004, we completed $3.4 billion of CMOs, of which $3.1 billion were adjustable rate CMOs and $253.5 million were fixed rate CMOs, to provide long-term financing for the retention of primarily Alt-A mortgages and the origination of multi-family mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as CMO collateral, which means that we have to provide less initial capital upon completion of CMOs. Capital investment in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies. As of March 31, 2004, total capital invested in mortgages held as CMO collateral was $246.6 million, which includes capitalized premiums paid, capitalized costs incurred to complete CMO borrowings, fair value of derivative instruments and OC.

Excess cash flows from our long-term mortgage portfolio. During the first quarter of 2004, mortgages held as CMO collateral, which primarily comprises the long-term mortgage portfolio, generated excess cash flows of $60.4 million as compared to $34.2 million during the fourth quarter of 2003. We receive excess cash flows on mortgages held as CMO collateral after distributions are made to investors in CMOs to the extent cash or other collateral required to maintain desired credit ratings on the CMOs is fulfilled. Excess cash flows represent the difference between principal and interest payments on the mortgages less the following (in order of priority paid):

•	servicing fees paid to mortgage servicers and sub-servicers;

•	insurance premiums paid to mortgage insurers;

•	cash received or paid to counterparties on derivative instruments hedging CMO financing;

•	actual losses incurred upon disposition of real estate acquired in settlement of mortgages;

•	interest paid to bondholders; and

•	pro-rata early principal prepayments paid to bondholders;

Sale and securitization of mortgages. When the mortgage operations accumulates a sufficient amount of mortgages, generally between $100 million and $300 million, it sells mortgages to the long-term investment operations or to third party investors as whole loan sales or securitizes the mortgages as REMICs.

The mortgage operations sold $2.9 billion of mortgages to the long-term investment operations during the first quarter of 2004 and sold $632.2 million of mortgages as whole loan sales and REMICs. The mortgage operations sold mortgage servicing rights on substantially all mortgages sold during the first quarter of 2004. The sale of mortgage servicing rights generated substantially all cash gains, which was used to acquire and originate additional mortgage assets.

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

Cash proceeds from the issuance of securities. In January 2004, we filed with the SEC a shelf registration statement that allows us to sell up to $500.0 million of securities, including common stock, preferred stock, debt securities and warrants. In February of 2004, we raised $106.5 million in net proceeds from the issuance of 5,750,000 new shares of common stock. In addition, pursuant to an equity distribution agreement with UBS Securities, LLC, we sold 452,165 shares of common stock and received net proceeds of $10.7 million during the first quarter of 2004. UBS Securities, LLC received a commission of 3% of the gross sales price per share of the shares of common stock sold pursuant to the equity distribution agreement, which amounted to an aggregate commission of $332,000. With the sale of the 452,165 shares, there are no shares of common stock remaining to be sold pursuant to the equity distribution agreement. By issuing new shares periodically throughout the year, we believe that we were able to utilize new capital more efficiently and profitably.

Cash Flows

Operating Activities—Net cash used in operating activities was $309.8 million for the first quarter of 2004 as compared to $2.1 million for the first quarter of 2003. Net cash flows of $185.1 million was used in operating activities to primarily acquire and originate mortgages, net of loan sales.

Investing Activities—Net cash used in investing activities was $1.9 billion for the first quarter of 2004 as compared to $815.2 million for the first quarter of 2003. Net cash flows of $2.6 billion was used in investing activities to primarily invest in mortgages, net of principal repayments.

Financing Activities—Net cash provided by financing activities was $2.3 billion for the first quarter of 2004 as compared to $817.5 million for the first quarter of 2003. Net cash flows of $2.7 billion was provided by financing activities primarily from CMO financing, net of principal repayments.

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

Risk Factors

Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As a result, during this period many mortgage originators, including us, were unable to access the securitization market on favorable terms. This resulted in some companies declaring bankruptcy. Originators, like us, were required to sell loans on a whole loan basis and liquidate holdings of mortgage-backed securities to repay short-term borrowings. However, the large amount of mortgages available for sale on a whole loan basis affected the pricing offered for these mortgages, which in turn reduced the value of the collateral underlying the financing facilities. Therefore, many providers of financing facilities initiated margin calls. Margin calls resulted when our lenders evaluated the market value of the collateral securing our financing facilities and required us to provide them with additional equity or collateral to secure our borrowings.

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

If we default under our financing facilities, we may be forced to liquidate collateral.

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

As a warehouse lender, we lend money to mortgage bankers on a secured basis and we are subject to the risks associated with lending to mortgage bankers, including the risks of fraud, borrower default and bankruptcy, any of which could result in credit losses for us. Fraud risk may include the financing of nonexistent loans or fictitious mortgage loan transactions that could result in the loss of all sums we have advanced to the borrower. Also, our claims as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay.

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

REIT provisions of the Internal Revenue Code generally require that we annually distribute to our stockholders at least 90% of all of our taxable income, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. These provisions restrict our ability to retain earnings and thereby generate capital from our operating activities. We may decide at a future date to terminate our REIT status, which would cause us to be taxed at the corporate levels and cease paying regular dividends. In addition, for any year that we do not generate taxable income, we are not required to declare and pay dividends to maintain our REIT status. For instance, due to losses incurred in 2000, we did not declare any dividends from September 2000 until September 2001.

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

To sustain our growth strategy we intend to raise capital through the sale of equity. The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. We do not know the actual or perceived effect of these offerings, the timing of these offerings, the potential dilution of the book value or earnings per share of our securities then outstanding; and the effect on the market price of our securities then outstanding. In December 2001, we filed a shelf registration statement with the SEC, which allows us to sell up to $300.0 million of securities, including common stock, preferred stock, debt securities and warrants. We may currently sell additional securities worth approximately $10.9 million (gross proceeds) from this shelf registration statement in the future. In December 2003, we filed a shelf registration statement for a total of $500.0 million, which may be used in connection with offerings of debt securities, common stock, preferred stock, warrants, and/or units for general corporate purposes. We may currently sell additional securities worth approximately $387.9 million (gross proceeds) from this shelf registration statement in the future. In February 2004, we issued 5,750,000 shares of common stock from this shelf. We also have shares reserved for future issuance under our stock plans. The sale of a large amount of shares or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

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

Interest rate risk management is the responsibility of ALCO, which reports results of interest rate risk analysis to the board of directors on at least a quarterly basis. ALCO establishes policies that monitor and coordinate sources, uses and pricing of funds. ALCO also attempts to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. In addition, various modeling techniques are used to value interest sensitive mortgage-backed securities, including interest-only securities. The value of mortgage-backed securities is determined using a discounted cash flow model using prepayment rate, discount rate and credit loss assumptions. Our investment securities portfolio is available-for-sale, which requires us to perform market valuations of the securities in order to properly record the portfolio. We continually monitor interest rates of our investment securities portfolio as compared to prevalent interest rates in the market. We do not currently maintain a securities trading portfolio and are not exposed to market risk as it relates to trading activities.

Changes in Interest Rates

ALCO follows an interest rate hedging program intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate CMO borrowings. Our primary objective is to hedge our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on our adjustable rate CMO borrowings resulting from the following:

•	interest rate adjustment limitations on mortgages securing CMO collateral that have periodic and lifetime interest rate cap features which do not exist on CMO borrowings; and

•	mismatched interest rate adjustment periods between mortgages securing CMO borrowings and CMO borrowings.

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

As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets and interest-bearing liabilities and their affect on overall earnings. The simulations assume instantaneous and parallel shifts in interest rates and to what degree those shifts affect net interest income. First, we estimate our net interest income for the next twelve months using current period end data along with 12-month projections of the following:

•	future interest rates using forward yield curves, which are market consensus estimates of future interest rates;

•	mortgage acquisition and originations;

•	mortgage prepayment rate assumptions; and

•	forward swap rates.

We refer to the 12-month projection of net interest income as the “base case.” Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward yield curve used to determine the base case and including any associated changes in projected mortgage prepayment rates caused by changes in interest rates. The results of each 100 basis point change in interest rates are then compared against the base case to determine the estimated dollar and percentage change to net interest income. The simulations consider the affect of interest rate changes on interest sensitive assets and liabilities as well as derivative instruments. The simulations also consider the impact that instantaneous and parallel shift in interest rates have on prepayment rates and the resulting affect of accelerating or decelerating amortization rates of premium and securitization costs on net interest income. The following table estimates the financial impact to net interest income from various instantaneous and parallel shifts in interest rates based on both our on- and off-balance sheet structure as of January 31, 2004:

% change in base case net interest income
Instantaneous and Parallel Change in Interest Rates (1)
Up 300 basis points, or 3%	12
Up 200 basis points, or 2%	13
Up 100 basis points, or 1%	10
Down 100 basis points, or 1%	(1)
Down 200 basis points, or 2% (2)	n/a

(1)	Instantaneous and parallel interest rate changes over and under the projected forward yield curve.
(2)	The current interest rate environment makes this simulation irrelevant as a 200 basis point downward shock to short-term interest rates would result in negative interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2004.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Please refer to IMH’s annual report on Form 10-K for the year ended December 31, 2003 regarding litigation and claims.

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

(b) Reports on Form 8-K

Current Report on Form 8-K, dated January 30, 2004, furnished to the SEC reporting Items 5, 9 and 12, relating to a press release issued by the Company on January 29, 2004 reporting financial results for the quarter and fiscal year ended December 31, 2003.

Current Report on Form 8-K, dated February 6, 2004, furnished to the SEC reporting Items 5 and 7, relating to the execution of an underwriting agreement with UBS Securities LLC, Friedman, Billings, Ramsey & Co., Inc., Sandler O’Neill & Partners, L.P. and JMP Securities LLC.

Current Report on Form 8-K, dated February 26, 2004, furnished to the SEC reporting Item 9, relating to the posting of the Company’s unaudited monthly fact sheet.

Current Report on Form 8-K, dated March 31, 2004, furnished to the SEC reporting Item 9, relating to the posting of the Company’s unaudited monthly fact sheet.

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

Date: May 3, 2004