Form 10-Q
period 2004-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2004-08-16
CIK 1000298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

There were 66,020,835 shares of common stock outstanding as of August 12, 2004.

IMPAC MORTGAGE HOLDINGS, INC.

QUARTERLY REPORT on FORM 10-Q

EXPLANATORY NOTE

Within this document are results that include a restatement of our financial condition and results of operations. The restatements were necessary to conform with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the following:

•	the correction of our revenue recognition practice with respect to the cash sale of mortgage loan servicing rights (“MSRs”) to unrelated third parties when the mortgage loans are retained. Previously, we recognized gains in the period in which the mortgage servicing rights were sold for the amount of cash proceeds received. We now allocate a portion of the accounting basis of the mortgage loans to the mortgage servicing rights, which results in a discount to the mortgage loans retained. That discount is accreted as an adjustment to yield on mortgage assets over the life of the related mortgage loans.

•	the correction of our accounting for derivative financial instruments and hedging activities related to the variability in expected future cash flows associated with a financing obligation or future liability (a “cash flow” hedge). Upon review by the Company, we now believe that the documentation of our cash flow hedge accounting relationships were deficient as to the specificity of the assessment of hedge effectiveness and measurement of ineffectiveness as required by the stringent applicable accounting standards. As such, we made the determination that it was not appropriate to apply cash flow hedge accounting for purposes of our GAAP financial statements for periods prior to June 30, 2004. In addition, the Company determined that certain forward purchase commitments on mortgage loans meet the definition of a derivative and now need to be accounted for as such in the financials.

•	the elimination of certain inter-company balance sheet and income statement items with IFC prior to its consolidation on July 1, 2003.

•	the reclassification of (i) derivative gains and losses to mark-to-market gain (loss) - derivative instruments as opposed to an adjustment to the yield on mortgage assets and (ii) certain derivative related balance sheet items from CMO collateral to CMO borrowings.

These corrections and restatements have no effect on taxable income, which determines the amount of our dividends to our stockholders. In addition, beginning and ending cash and cash equivalents for all reporting periods remain unchanged.

This quarterly report on Form 10-Q for the quarter ended June 30, 2004 reflects corrections and restatements of the following financial statements: (a) unaudited consolidated balance sheets as of March 31, 2004 and December 31, 2003 and 2002; (b) unaudited consolidated statements of operations for the three months ended March 31, 2004 and 2003, for the three and six months ended June 30, 2003, for the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002 and 2001; (c) unaudited comprehensive income for the three months ended March 31, 2004 and 2003, for the three and six months ended June 30, 2003, for the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002 and 2001; and (d) unaudited consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, for the six months ended June 30, 2003 and for the years ended December 31, 2003, 2002 and 2001. For a more detailed description of the restatements and reclassifications, see “Note A.2—Restatement of Consolidated Financial Statements” to the accompanying notes to the unaudited consolidated financial statements and “Restatement of Consolidated Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.

This quarterly report on Form 10-Q restates certain financial information for the three and six-months ended June 30, 2003 set forth in Item 1. “Consolidated Financial Statements,” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part I. We will file, as soon as practicable, an amended Annual Report on Form 10-K/A for the year ended December 31, 2003 which will contain restated financial statements for the years ended, December 31, 2003, 2002 and 2001 and restated financial information for the relevant quarterly periods and a Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 which will contain restated financial statements for March 31, 2004 and 2003. The financial statements, report of independent registered public accounting firm and related financial information for the affected periods contained in such reports should no longer be relied upon. We will not amend any other Annual Reports on Form 10-K for fiscal years prior to December 31, 2003 or Quarterly Reports on Form 10-Q for quarterly periods prior to the three months ended March 31, 2004.

IMPAC MORTGAGE HOLDINGS, INC.

QUARTERLY REPORT on FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data and preferred stock liquidation value)

(unaudited)

	June 30, 2004	December 31, 2003 (as restated)
ASSETS

Cash and cash equivalents	$252,305	$127,381
CMO collateral	14,816,077	8,639,014
Mortgages held-for-investment	853,513	652,814
Finance receivables	579,672	630,030
Allowance for loan losses	(60,249)	(38,596)
Mortgages held-for-sale	326,727	395,090
Accrued interest receivable	62,672	39,347
Derivative assets, including cash margin	22,124	23,479
Other assets	329,090	99,975

Total assets	$17,181,931	$10,568,534

LIABILITIES

CMO borrowings	$14,676,479	$8,493,167
Reverse repurchase agreements	1,561,780	1,568,807
Accumulated dividends payable	52,642	—
Other liabilities	62,163	33,773

Total liabilities	16,353,064	10,095,747

STOCKHOLDERS’ EQUITY

Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding as of June 30, 2004 and December 31, 2003	—	—
Series B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000,000; 7,500,000 shares authorized; 2,000,000 shares and none issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	20	—
Common stock shares issued and outstanding, $0.01 par value; 200,000,000 shares authorized; 69,613,694 shares and 56,368,368 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	696	564
Additional paid-in capital	930,290	629,662
Accumulated other comprehensive gain	878	4,356
Net accumulated deficit:
Cumulative dividends declared	(400,839)	(307,031)
Retained earnings	297,822	145,236

Net accumulated deficit	(103,017)	(161,795)

Total stockholders’ equity	828,867	472,787

Total liabilities and stockholders’ equity	$17,181,931	$10,568,534

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003 (as restated)	2004	2003 (as restated)
INTEREST INCOME:
Mortgage assets	$160,246	$89,289	$294,513	$171,505
Other interest income	438	378	878	532

Total interest income	160,684	89,667	295,391	172,037

INTEREST EXPENSE:
CMO borrowings	65,187	45,615	117,181	83,908
Reverse repurchase agreements	10,062	7,305	19,615	14,096
Borrowings secured by investment securities	—	852	—	1,484
Other borrowings	20	—	87	—

Total interest expense	75,269	53,772	136,883	99,488

Net interest income	85,415	35,895	158,508	72,549
Provision for loan losses	15,282	7,059	25,007	13,543

Net interest income after provision for loan losses	70,133	28,836	133,501	59,006

NON-INTEREST INCOME:
Gain on sale of loans	11,973	—	14,476	1,613
Equity in net earnings of Impac Funding Corporation	—	10,244	—	11,537
Gain on sale of investment securities	5,183	1,958	5,474	2,081
Mark-to-market gain (loss) – derivative instruments	77,881	(7,750)	41,251	(14,868)
Other income	4,092	638	4,115	1,210

Total non-interest income	99,129	5,090	65,316	1,573

NON-INTEREST EXPENSE:
Personnel expense	16,346	790	30,014	1,476
General and administrative expense	4,309	474	7,483	909
Provision for repurchases	1,640	—	457	—
Amortization and impairment of mortgage servicing rights	1,396	—	2,477	—
Data processing expense	972	114	1,777	223
Occupancy expense	857	59	1,698	120
Equipment expense	830	67	1,614	146
Professional services	331	797	2,162	1,182
Gain on disposition of other real estate owned	(2,247)	(523)	(2,750)	(434)

Total non-interest expense	24,434	1,778	44,932	3,622

Net earnings before income taxes	144,828	32,148	153,885	56,957
Income taxes	1,614	—	1,299	—

Net earnings	143,214	32,148	152,586	56,957
Cash dividends on cumulative redeemable preferred stock	(443)	—	(443)	—

Net earnings available to common stockholders	$142,771	$32,148	$152,143	$56,957

NET EARNINGS PER SHARE:
Basic	$2.20	$0.64	$2.30	$1.17

Diluted	$2.17	$0.63	$2.27	$1.15

DIVIDENDS PER COMMON SHARE	$0.75	$0.50	$1.40	$1.00

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003 (as restated)	2004	2003 (as restated)
Net earnings	$143,214	$32,148	$152,586	$56,957

Unrealized holding gains (losses) on securities arising during period	(154)	(1,545)	(293)	(960)
Reclassification of (gains) losses included in income	(3,185)	—	(3,185)	—

Net unrealized gains arising during period	(3,339)	(1,545)	(3,478)	(960)

Other comprehensive income	$139,875	$30,603	$149,108	$55,997

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2004	2003 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$152,586	$56,957
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in net earnings of Impac Funding Corporation	—	(11,537)
Provision for loan losses	25,007	13,543
Amortization of CMO premiums and deferred securitization costs	58,648	30,648
(Gain) loss on sale of other real estate owned	(2,750)	(434)
Gain on sale of loans	(14,476)	—
Mark-to-market gain – derivative instruments	(76,996)	(8,139)
Net change in advances to Impac Funding Corporation	—	52,085
Purchase of mortgages held-for-sale	(8,919,807)	—
Sale and principal reductions on mortgages held-for-sale	9,002,646	—
Net change in deferred taxes	(19,705)	—
Gain on sale of investment securities available-for-sale	(5,474)	(2,081)
Depreciation and amortization	1,549	—
Amortization and impairment of mortgage servicing rights	2,477	—
Net change in accrued interest receivable	(23,325)	(3,674)
Net change in other assets and liabilities	(177,877)	1,350

Net cash provided by operating activities	2,503	128,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in mortgage servicing rights	(2,741)	—
Net change in CMO collateral	(6,237,471)	(1,421,304)
Net change in finance receivables	50,358	(245,346)
Purchase of premises and equipment	(3,889)	—
Net change in mortgages held-for-investment	(205,606)	(81,226)
Sale of investment securities available-for-sale	1,710	—
Purchase of investment securities available-for-sale	(3,920)	—
Dividend from Impac Funding Corporation	—	11,385
Net principal reductions on investment securities available-for-sale	6,039	4,320
Proceeds from the sale of other real estate owned, net	20,181	15,806

Net cash used in investing activities	(6,375,339)	(1,716,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements and other borrowings	(7,027)	223,956
Proceeds from CMO borrowings	8,224,275	2,346,668
Repayments of CMO borrowings	(1,978,573)	(989,589)
Dividends paid	(41,166)	(46,352)
Proceeds from sale of common stock	138,523	37,777
Proceeds from sale of common stock via equity distribution agreement	112,518	24,462
Proceeds from sale of cumulative redeemable preferred stock	48,285	—
Proceeds from exercise of stock options	925	1,025

Net cash provided by financing activities	6,497,760	1,597,947

Net change in cash and cash equivalents	124,924	10,300
Cash and cash equivalents at beginning of period	127,381	113,345

Cash and cash equivalents at end of period	$252,305	$123,645

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2004	2003 (as restated)
SUPPLEMENTARY INFORMATION:
Interest paid	$171,398	$104,408
Taxes paid	9,395	—
NON-CASH TRANSACTIONS:
Transfer of mortgages to other real estate owned	$18,238	$17,746
Dividends declared and unpaid	52,642	25,352
Net change in other comprehensive income	(3,478)	(960)

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note A— Summary of Business and Significant Accounting Policies

1. Financial Statement Presentation and Business Summary

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

The accompanying consolidated financial statements of IMH and our subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The results of operations for the three months and six months ended June 30, 2004 reflect the consolidation of IFC on July 1, 2003. On July 1, 2003, IMH entered into a stock purchase agreement with Joseph R. Tomkinson, our Chairman, Chief Executive Officer and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, our Executive Vice President and Chief Financial Officer is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750,000. Messer’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust each owned one-third of the outstanding common stock of IFC. Mr. Tomkinson elected to receive $125,000 worth of his consideration for the sale of his IFC shares of common stock in the form of 7,687 shares of IMH common stock. The fairness opinion related to the purchase price of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by our board of directors. As a result of acquiring 100% of IFC’s common stock on July 1, 2003, IMH owns all of the common stock and preferred stock of IFC and began to consolidate IFC as of that date. As such, the consolidated financial statements for the three months and six months ended June 30, 2004 (consolidation periods) reflect the results of operations of IFC on a consolidated basis. The consolidated financial statements for the three months and six months ended June 30, 2003 (non-consolidation periods) include the results of operations of IFC as equity in net earnings of IFC. The presentation of prior periods’ consolidated financial statements conform to the restatements referred to in Note 2. “Restatements of Consolidated Financial Statements” below.

All significant inter-company balances and transactions have been eliminated in consolidation or under the equity method of accounting regarding transactions involving the mortgage operations prior to its consolidation. Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with GAAP. Actual results could differ from those estimates.

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

The mortgage operations, a taxable REIT subsidiary (TRS), acquire, originate, sell and securitize primarily adjustable rate and fixed rate Alt-A mortgages and, to a lesser extent, sub-prime mortgages (B/C mortgages) from correspondents, mortgage brokers and retail customers. The mortgage operations acquire Alt-A mortgages from its network of third party correspondents (Impac Alt-A mortgages). Correspondents originate and close mortgages under its mortgage programs on a flow (loan-by-loan) basis or through bulk sale commitments. Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations acts as an intermediary between the originators of mortgages that do not meet the guidelines for purchase by Fannie Mae and Freddie Mac and permanent investors in mortgage-backed securities secured by or representing an ownership interest in mortgages. The mortgage operations also acquire non-conforming Alt-A mortgages on a bulk basis that are underwritten to guidelines substantially similar, but not specific, to those of the mortgage operations (non-Impac Alt-A mortgages). Non-Impac mortgage borrowers generally have higher credit scores than Impac Alt-A mortgage borrowers. The mortgage operations generate income by securitizing and selling mortgages to permanent investors. This business also earns revenue from fees associated with mortgage servicing rights (MSR), master servicing agreements and interest income earned on mortgages held-for-sale. The mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

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

2. Restatement of Consolidated Financial Statements

The unaudited consolidated balance sheets as of March 31, 2004 and December 31, 2003 and 2002, the unaudited consolidated statements of operations and comprehensive income for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003, the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002, and 2001 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, six months ended June 30, 2003 and for the years ended December 31, 2003, 2002 and 2001 will be restated. The effect of this restatement on net earnings (loss) for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003, the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002 and 2001 was an increase (decrease) of $ (36.7) million; and $(0.7) million, $2.4 million and $1.7 million, $11.2 million and $12.8 million, and $21.7 million, $(34.6) million and $(35.4) million respectively. The following are the principal reasons for the restatement:

•	Correct our revenue recognition practice with respect to the cash sale of mortgage securing rights to unrelated third parties when the mortgage loans are retained. Previously, we recognized gains in the period in which the mortgage servicing rights were sold for the amount of cash proceeds received. We now allocate a portion of the accounting basis of the mortgage loans to the mortgage servicing rights, which results in a discount to the mortgage loans retained. That discount is accreted as an adjustment to yield on mortgage assets over the life of the related mortgages. Historically, when IFC sold mortgages to IMH, IFC capitalized the portion of the price received on mortgages that was deemed to represent the value of MSRs as deferred income, which was amortized over the life of the mortgages. Subsequently, when IFC sold MSRs to third party investors, IFC would recognize the sale of MSRs as gain on sale of loans and the remaining related amount of deferred income would be reduced accordingly. During the period when IFC was either a consolidated subsidiary or a 99% equity method investee of IMH, such related party loan sales between IFC and IMH are not sales for financial reporting purposes. Thus, IFC’s sales of MSRs to third parties will be accounted for consistent with the provisions in AICPA Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities with Others” (SOP 01-6). Under SOP 01-6, the carrying value of the loan is allocated between the loan basis and the MSR basis consistent with the relative fair value method prescribed in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). Therefore, only a nominal gain is realized from the sale of MSRs and a discount is recorded on the mortgage loans retained. The consolidated financial statements have been restated to reflect the reversal of previously recorded gains on sale of loans upon the sale of MSRs and the corresponding accretion of the discount as an adjustment to the yield on the mortgage loans retained.

•	Correct our accounting for derivative financial instruments and hedging activities. We enter into forward purchase commitments on mortgage loans both to be held for sale and held for investment, in addition to our origination pipeline. Previously, purchase commitments were not accounted for as derivatives. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and Statement of Financial Accounting Standards No. 149 “Amendment of FASB Statement No. 133 on Derivatives and Hedging Activities” (SFAS 149), we believe that such instruments met the definition of a derivative and as such, they should have been carried at their fair value with changes in fair value recognized in earnings. In addition, we enter into derivative contracts to manage the various risks associated with certain specific liabilities. On the date we enter into various derivative contracts, the derivatives were designated as a hedge of the variability in expected future cash flows associated with a financing obligation or future liability (a “cash flow” hedge). Any change in value associated with a cash flow hedge derivative was previously recorded as an increase or decrease in accumulated other comprehensive income. Upon our review, we now believe that the documentation of cash flow hedge accounting relationships was deficient as to the specificity of the assessment of hedge effectiveness and the measurement of ineffectiveness as required by the stringent applicable accounting standard, SFAS 133. As such, we made the determination that it is not appropriate to apply cash flow hedge accounting in accordance with SFAS 133 for purposes of GAAP financials for periods prior to June 30, 2004. However, we will continue to apply hedge accounting for purposes of preparing our tax returns and managing our REIT tests, for which the standards are different to achieve hedge accounting. This correction resulted in our recording all changes in fair value of hedge derivatives as a current period expense or revenue and not as an adjustment to accumulated other comprehensive income.

•	Correct our accounting for certain inter-company transactions. Prior to the consolidation of IFC on July 1, 2003, certain significant inter-company balance sheet and income statement items of the mortgage operations were presented on an unconsolidated basis in prior period financial statements. The significant transactions primarily include advances made to the mortgage operations in the form of finance receivables, which have now been reclassified to investment in and advances to IFC in prior period financial statements. In addition, inter-company balance sheet and income statements eliminations include other interest income and expense as a result of inter-company borrowings, non-interest income as a result of inter-company fees associated with finance receivables and inter-company expense allocations, which were all eliminated through equity in net earnings of IFC. These elimination entries have no effect on total stockholders’ equity or net earnings.

•	Change our classification of interest rate derivative gains and losses to non-interest income as opposed to an adjustment to the interest yield on mortgages held for long-term investment. We purchase interest rate hedging instruments to hedge our exposure to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO and warehouse borrowings, as changing interest rates affect cash flows on CMO and warehouse borrowings. Historically, cash payments received and made on interest rate hedging instruments were recorded as an adjustment to the interest yield on mortgages held for long-term investment on the consolidated financial statements. Due to the restatement above relating to hedge accounting, rather than the Company reclassifying cash payments received and made on interest rate hedging instruments as an adjustment to the interest yield on CMO and warehouse borrowings we have now recorded the total change in fair value of the derivatives (cash payments plus unrealized gains and losses) as mark-to-market gains (losses) - derivative instruments in the statements of operations. In addition, we are also reclassifying certain balance sheet items related to CMOs. As such, capitalized securitization costs and the fair value of derivative instruments which was historically a component of CMO collateral on the consolidated financial statements will be reclassified to CMO borrowings.

A summary of the impact of the restatements on net earnings follows:

	For the three months ended March 31, 2004	For the years ended December 31,
		2003	2002	2001
		(in thousands)
Net earnings, as previously reported	$46,046	$127,231	$74,917	$33,178
Restatement for sale of mortgage servicing rights when the mortgage loans are retained	(12,116)	(14,192)	(14,270)	(7,309)
Restatement for derivative financial instruments and cessation of cash flow hedge accounting	(24,558)	35,940	(20,300)	(28,051)

Net earnings (loss), as restated	$9,372	$148,979	$40,347	$(2,182)

The aforementioned restatement adjustments have been tax effected to the extent attributable to activities of the taxable REIT subsidiary.

The following tables present the unaudited consolidated balance sheets as of December 31, 2003 and 2002 and the unaudited consolidated statements of operations and cash flows for the years ended December 31, 2003, 2002 and 2001 that were affected by the correction and reclassification entries (in thousands):

Consolidated Balance Sheets

	As of December 31, 2003		As of December 31, 2002
	As Restated	As Previously Reported	As Restated	As Previously Reported
ASSETS
CMO collateral	$8,639,014	$8,735,434	$5,119,908	$5,149,680
Investment in and advances to IFC	—	—	531,032	20,787
Finance receivables	630,030	630,030	664,021	1,140,248
Accrued interest receivable	39,347	39,347	27,219	28,287
Other assets	99,975	109,678	38,935	39,061
Total assets	$10,568,534	$10,674,657	$6,540,325	$6,551,773

LIABILITIES
CMO borrowings	$8,493,167	$8,526,838	$5,050,266	$5,041,751
Other liabilities	33,773	70,522	16,752	16,751
Total liabilities	10,095,747	10,166,167	6,256,800	6,248,285

STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income (loss)	4,356	(8,348)	8,471	(41,721)
Retained earnings	145,236	193,643	(3,744)	66,412
Total stockholders’ equity	472,787	508,490	283,525	303,488
Total liabilities and stockholders’ equity	$10,568,534	$10,674,657	$6,540,325	$6,551,773

Consolidated Statements of Operations

	(Unaudited)
	For the year ended December 31,
	2003		2002		2001
	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported
Interest on mortgage assets	$385,523	$338,680	$228,444	$221,978	$140,399	$153,951
Total interest income	386,741	340,827	230,267	226,416	141,563	156,615
Interest on CMO borrowings	174,199	185,791	102,366	117,756	74,235	77,813
Interest on reverse repurchase agreements	32,382	32,381	23,583	23,584	30,829	33,370
Interest on other borrowings	2,428	2,759	1,852	3,467	3,119	829
Total interest expense	209,009	220,931	127,801	144,807	108,183	112,012
Net interest income	177,732	119,896	102,466	81,609	33,380	44,603
Net interest income after provision for loan losses	152,879	95,043	82,618	61,761	16,567	27,790
Gain on sale of loans	39,022	66,053	—	—	—	—
Equity in net earnings of IFC	11,537	16,698	11,299	17,073	19,499	10,912
Mark-to-market gain (loss) – derivative instruments	(16,021)	3,901	(50,502)	—	(33,391)	3,821
Other income	9,995	1,845	2,864	4,509	5,294	6,155
Total non-interest income	44,533	93,674	(36,339)	21,582	(8,597)	17,379
Personnel expense	25,250	25,267	1,856	1,868	1,192	1,211
General and administrative and other	7,958	7,661	2,419	983	3,886	1,668
Professional services	4,785	6,061	1,389	3,649	1,218	2,747
Data processing expense	1,829	1,966	162	386	159	326
Total non-interest expense	44,172	49,504	6,327	8,426	4,833	10,368
Earnings (loss) before extraordinary item and cumulative effect of accounting change	153,240	139,213	39,952	74,917	(3,137)	34,801
Cumulative effect of change in accounting principle	—	—	—	—	(4,313)	(617)
Net earnings (loss) before income taxes	153,240	139,213	39,952	74,917	(2,182)	33,178
Income taxes	4,261	11,982	(395)	—	—	—
Net earnings (loss)	148,979	127,231	40,347	74,917	(2,182)	33,178
Comprehensive earnings	$146,410	$160,604	$39,719	$53,053	$6,580	$13,889

Earnings per share before extraordinary items and effect of accounting change:
Net earnings per share – basic	$2.94	$2.51	$1.01	$1.87	$0.07	$1.41
Net earnings per share – diluted	2.88	2.46	0.99	1.84	0.11	1.25
Net earnings per share:
Net earnings per share – basic	$2.94	$2.51	$1.01	$1.87	$(0.16)	$1.34
Net earnings per share – diluted	2.88	2.46	0.99	1.84	(0.16)	1.19

Consolidated Cash Flows

	(unaudited) For the year ended December 31,
	2003		2002		2001
	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported
Net earnings (loss)	$148,979	$127,231	$40,347	$74,917	$(2,182)	$33,178
Equity in net earnings of IFC	(11,537)	(16,698)	(11,299)	(17,073)	(19,499)	(10,912)
Net change in accrued interest receivable	(11,223)	(11,223)	(12,932)	(13,722)	(3,416)	(1,577)
Gain on sale of loans	(39,022)	(66,053)	—	—	—	—
Sale and principal reductions on mortgages held-for-sale	6,056,009	6,083,040	—	—	—	—
Net change in other assets/liabilities	(12,231)	(11,337)	(8,598)	(1,267)	3,625	(1,858)
Net cash provided by operating activities	205,179	232,369	(188,267)	101,841	148,036	51,597
Net change in CMO collateral	(3,523,694)	(3,646,626)	(2,952,209)	(2,994,039)	(864,519)	(907,189)
Net change in finance receivables	55,460	55,369	(363,450)	(673,599)	(162,771)	(61,817)
Net cash used in investing activities	(4,004,905)	(4,120,770)	(3,328,715)	(3,678,152)	(1,014,114)	(957,176)
Net change in reverse repurchase agreements and other borrowings	400,451	400,451	692,675	692,675	62,473	62,824
Repayment of CMO borrowings	2,575,262	(2,480,967)	(1,004,986)	(985,657)	(679,955)	(640,805)
Net cash provided by financing	$3,813,762	$3,902,437	$3,578,440	$3,637,769	$900,021	$939,522

The following tables present the unaudited consolidated balance sheets as of March 31, 2004 and the unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003 that were affected by the correction and reclassification entries:

Consolidated Balance Sheets

	As of March 31, 2004
	As Restated	As Previously Reported
ASSETS
CMO collateral	$11,158,627	$11,252,373
Other assets	283,539	280,960
Total assets	12,933,642	13,024,809

LIABILITIES
CMO borrowings	11,172,936	11,183,583
Other liabilities	40,465	73,789
Total liabilities	12,372,067	12,416,039

STOCKHOLDERS’ EQUITY
Retained earnings	154,608	239,689
Total stockholders’ equity	561,575	608,770
Total liabilities and stockholders’ equity	$12,933,642	$13,024,809

Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2004		2003
	As Restated	As Previously Reported	As Restated	As Previously Reported
Interest income on mortgage assets	$134,267	$115,833	$82,216	$75,478
Total interest income	134,707	116,273	82,370	76,159
Interest on CMO borrowings	51,994	54,060	38,294	41,684
Interest on reverse repurchase agreements	9,554	9,554	6,790	6,790
Interest on other borrowings	66	66	—	251
Total interest expense	61,614	63,680	45,084	49,357
Net interest income	73,093	52,593	37,286	26,802
Net interest income after provision for loan losses	63,368	42,868	30,802	20,318
Gain on sale of loans	2,502	31,138	1,616	1,616
Other income	315	1,595	691	1,027
Equity in net earnings of IFC	—	—	1,293	5,167
Mark-to-market gain (loss) - derivative instruments	(36,630)	(1,280)	(7,118)	—
Total non-interest income	(33,813)	31,453	(3,517)	7,810
Total non-interest expense	20,498	21,776	2,476	2,583
Net earnings before income taxes	9,057	52,545	24,809	25,545
Income taxes	(315)	6,499	—	—
Net earnings	9,372	46,046	24,809	25,545
Comprehensive earnings	$4,217	$20,724	$25,305	$29,656

Net earnings per share:
Net earnings per share – basic	$0.16	$0.77	$0.53	$0.54
Net earnings per share – diluted	0.15	0.76	0.52	0.53

Consolidated Cash Flows

	For the Three Months Ended March 31,
	2004		2003
	As Restated	As Previously Reported	As Restated	As Previously Reported
Earnings before cumulative effect of change in accounting principle	$9,372	$46,046	$24,809	$25,545
Equity in net earnings of IFC	—	—	(1,293)	(5,167)
Amortization of CMO premiums and deferred securitization costs	24,056	24,055	14,299	14,299
Gain on sale of loans	(2,502)	(31,138)	—	(1,616)
Sale and principal reductions on mortgages held-for-sale	3,255,606	3,283,978	—	—
Net change in other assets/liabilities	(167,675)	(166,962)	(36,152)	(40,431)
Net cash provided by operating activities	(318,846)	(309,799)	168,804	(2,086)
Net change in CMO collateral	(2,545,512)	(2,574,835)	(1,100,439)	(1,117,985)
Net cash used in investing activities	(1,918,515)	(1,947,835)	(963,741)	(815,180)
Repayment of CMO borrowings	(720,451)	(700,179)	(396,637)	(374,308)
Net cash provided by financing	$2,303,618	$2,323,891	$795,124	$817,453

The following tables present the unaudited consolidated statements of operations for the three- and six months ended June 30, 2003, and the unaudited consolidated statements of cash flows for the six months ended June 30, 2003 that were affected by the correction and reclassification entries:

Consolidated Statements of Operations

	For the Three Months Ended June 30, 2003		For the Six Months Ended June 30, 2003
	As Restated	As Previously Reported	As Restated	As Previously Reported
Interest income on mortgage assets	$89,289	$82,766	$171,505	$158,245
Total interest income	89,667	83,544	172,037	159,704
CMO borrowings	45,615	48,699	83,909	90,383
Reverse repurchase agreements	7,305	7,305	14,095	14,096
Other borrowings	—	79	—	330
Total interest expense	53,772	56,935	99,488	106,293
Net interest income	35,895	26,609	72,549	53,411
Net interest income after provision for loan losses	28,836	19,550	59,006	39,868
Other income	638	1,106	1,210	3,750
Equity in net earnings of IFC	10,244	11,532	11,537	16,698
Mark-to-market gain (loss) - derivative instruments	(7,750)	—	(14,868)	—
Total non-interest income	5,090	12,638	1,573	20,448
Total non-interest expense	1,778	2,470	3,622	5,053
Net earnings before income taxes	32,148	29,718	56,957	55,263
Income taxes
Net earnings	32,148	29,718	56,957	55,263
Comprehensive earnings	$30,603	$31,820	$55,997	$61,476

Net earnings per share:
Net earnings per share – basic	$0.64	$0.60	$1.17	$1.14
Net earnings per share – diluted	0.63	0.58	1.15	1.12

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2003
	As Restated	As Previously Reported
Net earnings	$56,957	$55,263
Equity in net earnings of IFC	(11,537)	(16,698)
Amortization of CMO premiums and deferred securitization costs	30,648	30,648
Net change in other assets/liabilities	1,350	(5,249)
Net cash provided by operating activities	128,718	74,424
Net change in CMO collateral	(1,421,304)	(1,452,860)
Net cash used in investing activities	(1,716,365)	(1,685,184)
Repayment of CMO borrowings	(989,589)	(966,476)
Net cash provided by financing activities	$1,597,947	$1,621,060

The following tables present the unaudited consolidated statements of operations for the three- and nine months ended September 30, 2003 that were affected by the correction and reclassification entries:

Consolidated Statements of Operations

	For the Three Months Ended September 30, 2003		For the Nine Months Ended September 30, 2003
	As Restated	As Previously Reported	As Restated	As Previously Reported
Interest income on mortgage assets	$101,057	$86,325	$272,563	$244,569
Total interest income	101,405	86,674	273,442	246,377
CMO borrowings	42,834	45,567	126,742	135,950
Reverse repurchase agreements	8,970	8,971	23,066	23,066
Other borrowings	891	891	2,375	2,705
Total interest expense	52,695	55,429	152,183	161,721
Net interest income	48,710	31,245	121,259	84,656
Net interest income after provision for loan losses	40,890	23,425	99,896	63,293
Gain on sale of loans	23,602	33,900	25,216	35,514
Other income	749	749	1,979	3,062
Equity in net earnings of IFC	—	—	11,537	16,698
Mark-to-market gain (loss) - derivative instruments	(150)	(156)	(15,018)	(156)
Total non-interest income	27,922	36,916	29,495	57,364
Total non-interest expense	18,396	18,552	22,019	23,605
Net earnings before income taxes	50,416	41,789	107,372	97,052
Income taxes	5,844	8,372	5,843	8,372
Net earnings	44,572	33,417	101,529	88,680
Comprehensive earnings	$45,159	$45,439	$98,745	$106,915
Net earnings per share:
Net earnings per share - basic	$0.86	$0.64	$2.04	$1.78
Net earnings per share - diluted	0.84	0.63	2.00	1.75

3. Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash and money market mutual funds. Investments with maturities of three months or less at date of acquisition are also considered to be cash equivalents.

4. Investment Securities Available-for-Sale

Investment securities are classified as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as a separate component of stockholders’ equity and trading securities are reported at fair value with unrealized gains and losses reported in earnings. Gains and losses recorded on sale of investment securities available-for-sale are based on the specific identification method. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investments securities may be subject to credit, interest rate and/or prepayment risk. As of June 30, 2004 and December 31, 2003, investment securities available-for-sale was $11.6 million and $13.4 million, respectively, and there were no unrealized losses.

5. Mortgages Held-for-Sale

Mortgages held for sale consist primarily of Alt-A mortgages, which are secured by one-to-four family residential real estate located throughout the United States. The mortgage operations acquire and originate mortgages generally with the intent to sell them in the secondary market or to the long-term investment operations. Mortgages held for sale are carried at the lower of aggregate cost, net of purchase discounts or premiums, deferred fees and the effects of hedge accounting, or fair value. We determine the fair value of mortgages held for sale using current secondary market prices for loans with similar coupons, maturities and credit quality.

SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 140 requires a “true sale” analysis of the treatment of the transfer under law as if the Company was a debtor under the bankruptcy code. A “true sale” legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor and the nature of retained servicing rights. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether de-recognition of assets is warranted, including whether the special-purpose entity (SPE) has complied with rules concerning qualifying special-purpose entities.

A legal opinion regarding legal isolation for each securitization has been obtained by the Company. The “true sale” opinion provides reasonable assurance the purchased assets would not be characterized as the property of the transferring Company’s receivership or conservatorship estate in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event.

The securitization process involves the sale of the loans to one of our wholly-owned bankruptcy remote special-purpose entities which then sells the loans to a separate, transaction-specific securitization trust in exchange for cash and certain trust interests that we retain. The securitization trust issues and sells undivided interests to third party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests are usually represented by certificates with varying interest rates, and are secured by the payments on the loans acquired by the trust, and commonly include senior and subordinated classes. The senior class securities are usually rated “AAA” by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide funding support to either the third party investors or the securitization trusts. The third party investors or the securitization trusts generally have no recourse to our assets or us and have no ability to require us to repurchase their securities other than the standard representations and warranties. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty we may be required to repurchase the loan from the securitization trust. We do not guarantee any certificates issued by the securitization trusts. The securitization trusts represent “qualified special-purpose entities” under SFAS 140, and are therefore not consolidated for financial reporting purposes.

In addition to the cash the securitization trust pays for the loans, we may have retained certain interests in the securitization trust as part of the trust’s payment to us for the loans. These retained interests may include subordinated classes of securities, interest-only securities, residual securities and master servicing rights. These retained interests are included in securities available for sale and other assets on the consolidated balance sheets. Transaction costs associated with the securitizations are recognized as a component of the gain or loss at the time of sale.

Our recognition of gain or loss on the sale of loans from REMIC securitizations is accounted for in accordance with SFAS 140. At the closing of each securitization, mortgages held-for-sale are removed from the consolidated balance sheets and cash received and a portion of the mortgages retained from the securitizations (retained interests) is added to the balance sheet. The carrying value of the mortgages sold is allocated between the loans sold and the retained interests based on their relative fair values.

6. Master Servicing Rights

Master servicing rights on mortgages that we sell are generally retained and master servicing rights are retained on sales of mortgage serving rights, when the mortgage loans are retained. Master servicing fees receivable represent the present value of the difference between the interest rate on mortgages acquired or originated and the interest rate received by investors who purchase the securities backed by such loans, in excess of the normal loan servicing fees charged by either the mortgage operations on loans acquired “servicing released” or correspondents who sold mortgages to the mortgage operations with “servicing retained.” Master servicing fees receivable have characteristics similar to interest-only securities. Accordingly, master servicing fees receivable have many of the same risks inherent in interest-only securities, including the risk that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. Accordingly, if the mortgage operations had to sell these receivables, the value received may or may not be at or above the values at which the mortgage operations carried them on the balance sheet. In determining present value of future cash flows, management uses a market discount rate. Prepayment assumptions are based on recent evaluations of the actual prepayments of the mortgage operations servicing portfolio or on market prepayment rates on new portfolios and the interest rate environment at the time the master servicing fees receivable are created.

7. CMO Collateral and Mortgages Held-for-Investment

The long-term investment operations invest in primarily adjustable rate and, to a lesser extent, fixed rate Alt-A mortgages to be held for long-term investment. CMO collateral and mortgages held-for-investment are recorded at cost as of the date of purchase. CMO collateral is recorded in IMH Assets, a special purpose financing subsidiary which is used to issue CMO financing. CMO collateral and mortgages held-for-investment include various types of adjustable rate and fixed rate mortgages secured by single-family residential real estate properties acquired and originated by the mortgage operations, multi-family residential real estate properties originated by IMCC and, to a lesser extent, fixed rate second trust deeds secured by single-family residential real estate properties. Any premiums and discounts, which may result from the acquisition of mortgages or the sale of MSRs when the mortgages are retained, are amortized to interest income over their estimated lives using the interest method as an adjustment to the yield of the mortgage. CMO collateral and mortgages held-for-investment are continually evaluated for collectibility and, if appropriate, the mortgage may be placed on non-accrual status, generally when the mortgage is 90 days past due, and previously accrued interest is reversed from income.

8. Finance Receivables

Finance receivables represent transactions with customers, including affiliated companies, involving residential real estate lending. As a warehouse lender, the warehouse lending operations is a secured creditor of the mortgage bankers and brokers to which it extends credit and is subject to the risks inherent in that status including, the risk of borrower fraud, default and bankruptcy. Any claim of the warehouse lending operations as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Finance receivables represent warehouse lines of credit with mortgage bankers that are collateralized by mortgages on single-family residential real estate. Finance receivables are stated at the principal balance outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the mortgages.

9. Allowance for Loan Losses

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

In evaluating the adequacy of the allowance for loan losses, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. In addition, management provides an allowance for loan losses for Alt-A mortgages that are retained for long-term investment and which are not underwritten to our specific underwriting guidelines. These mortgages are acquired on a bulk basis by the mortgage operations from other mortgage originators that underwrite mortgages substantially similar, but not specific, to our mortgage underwriting guidelines, or “non-Impac mortgages.” Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, political factors and industry statistics.

Additions to the allowance are provided through a charge to earnings. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs. Subsequent recoveries of amounts previously charged off are credited to the allowance.

For loans on non-accrual status, cash receipts are applied, and interest income is recognized, on a cash basis. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement.

At the end of the first quarter of 2004, we discovered that one client of the warehouse lending operations and certain of the client’s officers had perpetrated a fraud pursuant to which they defrauded the warehouse lending operations into making advances pursuant to a warehouse line of credit. As of the date the fraud was discovered, an aggregate of $12.6 million of fraudulent loan advances were outstanding. We immediately terminated the warehouse line of credit and have been cooperating with federal investigators in their ongoing investigation of the defrauding parties.

We retained an independent consultant to investigate the matter; the investigator reported that no principals of the warehouse lending operations had knowingly participated in the fraud. As a result of the fraud, during the first quarter of 2004 we established a specific allowance for loan losses in the amount of $6.0 million to provide for probable losses on the fraudulent warehouse advances as we have deemed this amount to be non-collectible. As during the second quarter of 2004, we increased the specific allowance for loan losses to $8.0 million as a result of a re-evaluation of the under lying collateral. Based on available information, we believe we will be able to recover the remaining $4.6 million of related warehouse advances. To the extent that we believe that the actual losses will exceed the $8.0 million allowance, we will make an additional allowance for loan losses when, or if, we determine it is appropriate to do so as events and circumstances dictate. However, we believe that this specific allowance is adequate to provide for probable loan losses based on currently available information.

10. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically, three to twenty years.

11. CMO Borrowings

The decision to issue CMOs is based on our current and future investment needs, market conditions and other factors. CMOs, which are primarily secured by Alt-A mortgages on single-family and multi-family residential real properties, are issued as a means of financing our long-term mortgage portfolio. CMOs are carried at their outstanding principal balances, including accrued interest on such obligations. For accounting purposes, mortgages financed through the issuance of CMOs are treated as assets and the CMOs are treated as debt when the CMO qualifies as a financing arrangement. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgages collateralizing such debt. CMOs typically are structured as one-month London Interbank Offered Rate (LIBOR) “floaters” and fixed rate securities with interest payable monthly. The maturity of each class of CMO is directly affected by the rate of principal prepayments on the related CMO collateral. Each CMO series is also subject to redemption according to specific terms of the respective indentures (clean-up calls). As a result, the actual maturity of any class of a CMO series is likely to occur earlier than the stated maturities of the underlying mortgages.

When we issue CMOs for financing purposes, we seek an investment grade rating for our CMOs by nationally recognized rating agencies. To secure such ratings, it is often necessary to pledge collateral in excess of the principal amount of the CMOs to be issued, or to obtain other forms of credit enhancement such as additional mortgage insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided, the interest rates paid, the geographic concentration of the mortgaged property securing the collateral and other criteria established by the rating agencies. The pledge of additional collateral reduces our capacity to raise additional funds through short-term secured borrowings or additional CMOs and diminishes the potential expansion of our long-term mortgage portfolio. Our total loss exposure is limited to the net economic investment in CMOs at any point in time.

Certain CMO borrowings are guaranteed to certificate holders by a mortgage loan insurer, which give the CMOs the highest rating established by nationally recognized rating agencies. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgages collateralizing such debt. Cash or other collateral is required to be pledged as a condition to receiving the desired rating on the debt. CMOs typically are structured as adjustable rate securities, which primarily are indexed to one-month LIBOR, and fixed rate securities with interest payable to certificate holders monthly.

12. Gain on Sale of MSRs

The long-term investment operations structures CMO securitizations as financing arrangements and recognize no gain or loss on the transfer of mortgage assets. At the date of CMO securitizations, the Mortgage Operations sells the MSRs to third parties while IMH retains the mortgages on the balance sheet. Gains or losses on the sale of MSRs are recognized after allocating the previous carrying value of the mortgage between the MSRs sold and the mortgages retained by IMH, based on their relative fair values.

13. Income Taxes

We operate so as to qualify as a REIT under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of IMH’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of our tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income. If in any tax year IMH should not qualify as a REIT, we would be taxed as a corporation and distributions to stockholders would not be deductible in computing taxable income. If IMH were to fail to qualify as a REIT in any tax year, we would not be permitted to qualify for that year and the succeeding four years. As of December 31, 2003, we had estimated federal and state net operating loss tax carry-forwards of $18.7 million that are available to offset future taxable income through 2020. We expect to file our 2003 federal and state tax returns in September of 2004 at which time federal and state net operating loss carry-forwards, if any, will be determined.

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

14. Derivative Instruments and Hedging Activities

In June 1998, FASB issued SFAS 133 as amended by SFAS No. 137 and SFAS No. 138, collectively, (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction. For derivatives that are accounted for as free standing derivatives, any change in fair value is recorded as an expense or income in the current period.

Our primary objective is to hedge the exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate CMO and warehouse borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate-hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates on CMO and warehouse borrowings.

To mitigate exposure to the effect of changing interest rates on cash flows on CMO and warehouse borrowings, we purchase derivative instruments in the form of interest rate cap agreements (caps), interest rate floor agreements (floors) and interest rate swap agreements (swaps). A cap or floor is a contractual agreement for which we may receive or pay a fee. If prevailing interest rates reach levels specified in the cap or floor agreement, we may either receive or pay cash. A swap is generally a contractual agreement that obligates one party to receive or make cash payments based on an adjustable rate index and the other party to receive or make cash payments based on a fixed rate. Swaps have the effect of fixing borrowing costs on a similar amount of debt and, as a result, can reduce the interest rate variability of borrowings. Our objective is to lock in a reliable stream of cash flows when interest rates fall below or rise above certain levels. For instance, when interest rates rise, borrowing costs may increase at greater speeds than the underlying collateral supporting the borrowings. These derivative instruments hedge the variability of forecasted cash flows attributable to CMO and warehouse borrowings and protect net interest income by providing cash flows at certain triggers during changing interest rate environments. In all interest rate-hedging transactions, counter-parties must have a highly-rated credit rating as determined by various credit rating agencies.

Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the derivative instrument and the measurement and approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing interest rate risk. This statement was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Effectiveness of derivative instruments is measured by the fact that the hedged item, CMO and warehouse borrowings, and the derivative instrument are based on one-month LIBOR. As both instruments are tied to the same index, the hedge is expected to be highly effective at the time the hedge is designated and on an ongoing basis. While we have decided to treat these hedges as free-standing derivatives for accounting purposes, we believe that they are economic hedges that effectively manage interest rate risks associated with our borrowing costs. The determination to treat these hedges as free-standing derivatives as opposed to cash flow hedges is primarily based upon the stringent documentation burden placed upon us to maintain cash flow hedge accounting and the accounting treatment has no effect on taxable income which is how we determine our dividend policy. In future periods we may choose to comply with such standards in order to achieve hedge accounting treatment.

We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). We also enter into commitments to purchase mortgage loans through our correspondent channel (purchase commitments). Both rate lock and purchase commitments on mortgage loans that are intended to be sold are considered to be derivatives. In addition, purchase commitments for mortgage loans that will be held for investment purposes can qualify as derivatives. Those types of loan commitments are evaluated under the definition of a derivative to determine whether SFAS. 133 is applicable. Rate lock and purchase commitments that are considered to be derivatives are recorded, at fair value, on the consolidated statements of financial condition with changes in fair value recorded in mark-to-market gain (loss)-derivative instruments on the consolidated statements of operations. In measuring the fair value of rate lock and purchase commitments, the amount of the expected servicing rights is not included in the valuation. This value is calculated and adjusted using an anticipated fallout factor for loan commitments that are not expected to be funded. This policy of recognizing the value of the derivative has the effect of recognizing a gain or loss from mortgage loans before the loans are sold. Both rate lock and purchase commitments expose us to interest rate risk. We manage that risk by entering into various interest rate contracts that are recorded at fair value with changes in fair value reported in mark-to-market gain (loss)-derivative instruments.

The mortgage operations also enter into forward commitments and derivative transactions to lock in the forecasted sale profitability of fixed rate mortgages held-for-sale. The mortgage operations generally sells calls or buys put options or enters into mandatory commitments on U.S. Treasury bonds and mortgage-backed securities to hedge against adverse movements of interest rates affecting the value of mortgages held-for-sale. The risk in writing a call option is that the mortgage operations give up the opportunity for profit if the market price of the mortgage increases and the option is exercised. The mortgage operation also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium paid for the put option. These economic hedges are treated as free-standing derivatives under the provisions of SFAS 133 with the entire change in fair value of the hedges recorded through mark-to-market gain (loss)-derivative instruments in current earnings.

15. Recent Accounting Pronouncements

FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46R apply to all variable interest entities (VIEs) by the end of the first reporting period that ends after December 15, 2003. The provisions of FIN 46R for interests held by public entities in VIEs that are not qualified special purpose entities are required to be applied by the first reporting period that ends after March 15, 2004. In connection with our CMO transactions, mortgages are transferred into trusts that are classified as VIEs and are consolidated with the financial results of IMH and its subsidiaries. In connection with our REMIC transactions, mortgages are transferred into trusts that are classified as VIEs, but are not consolidated since such trusts are qualified special purpose entities.

SAB 105 clarifies the SEC’s position on the accounting for loan commitments. Consistent with SFAS 149, SAB 105 states that loan commitments are treated as derivative instruments. SAB 105 also addresses the issues of not recognizing cash flows associated with servicing prior to the sale or securitization of funded loans and certain other disclosure issues pertaining to loan commitments. SAB 105 also significantly limits a company’s ability to record an asset on its mortgage pipeline at the transaction date. We have adopted the new requirements within SAB 105 for all new commitments entered into on or after April 1, 2004.

Note B—Net Earnings per Share

Basic net earnings per share are computed on the basis of the weighted average number of shares outstanding for the year divided into net earnings available to common stockholders for the year. Diluted net earnings per share are computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by net earnings available to common stockholders for the year.

The following table presents the computation of basic and diluted net earnings per share as if all stock options were outstanding for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Numerator for earnings per share:
Net earnings	$143,214	$32,148	$152,586	$56,957
Less: Cash dividends on cumulative redeemable preferred stock	(443)	—	(443)	—

Net earnings available to common stockholders	$142,771	$32,148	$152,143	$56,957

Denominator for earnings per share:
Basic weighted average number of common shares outstanding	64,888	49,856	66,021	48,516
Net effect of dilutive stock options	1,051	1,058	1,086	958

Diluted weighted average common and common equivalent shares	65,939	50,914	67,107	49,474

Net earnings per share:
Basic	$2.20	$0.64	$2.30	$1.17

Diluted	$2.17	$0.63	$2.27	$1.15

We had none and 20,000 stock options outstanding during the three months and six months ended June 30, 2004 and 2003, respectively, that were not considered in the calculation of diluted weighted average common and common equivalent shares as the exercise price of the stock options were greater than the average market price during the periods.

Note C—Segment Reporting

We internally review and analyze our operating segments as follows:

•	the long-term investment operations invest primarily in adjustable rate and fixed rate Alt-A mortgages acquired and originated by the mortgage operations and multi-family mortgages originated by IMCC;

•	the warehouse lending operations provide warehouse and repurchase financing to the long-term investment operations, mortgage operations and to approved mortgage bankers, some of which are clients of the mortgage operations, to finance mortgages; and

•	the mortgage operations acquire and originate adjustable rate and fixed rate Alt-A mortgages and, to a lesser extent, B/C mortgages from its network of third party correspondents, mortgage brokers and retail customers.

The following table presents business segments as of and for the six months ended June 30, 2004 (in thousands):

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company (1)	Consolidated
Balance Sheet Items:
CMO collateral and mortgages held-for-investment	$15,779,651	$—	$—	$(110,061)	$15,669,590
Mortgages held-for-sale	—	—	326,727	—	326,727
Finance receivables	—	1,698,668	—	(1,118,996)	579,672
Total assets	16,912,640	1,693,796	472,061	(1,896,566)	17,181,931
Total stockholders’ equity	1,344,505	131,383	(25,266)	(621,755)	828,867

Income Statement Items:
Net interest income	$112,070	$17,966	$8,045	$20,427	$158,508
Provision for loan losses	18,132	6,875	—	—	25,007
Non-interest income	45,428	4,764	35,551	(20,427)	65,316
Non-interest expense and income taxes	1,710	3,202	41,319	—	46,231

Net earnings	$137,656	$12,653	$2,277	$—	$152,586

The following table presents business segments for the three months ended June 30, 2004 (in thousands):

	Long- Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company (1)	Consolidated
Income Statement Items:
Net interest income	$60,713	$9,549	$2,903	$12,250	$85,415
Provision for loan losses	13,847	1,435	—	—	15,282
Non-interest income	84,473	2,806	24,100	(12,250)	99,129
Non-interest expense and income taxes	(35)	1,681	24,402	—	26,048

Net earnings	$131,374	$9,239	$2,601	$—	$143,214

The following table presents business segments as of and for the six months ended June 30, 2003 (in thousands, as restated):

	Long-Term Investment Operations	Warehouse Lending Operations	Inter- Company (1)	Consolidated
Balance Sheet Items:
CMO collateral and mortgages held-for-investment	$6,696,229	$—	$(52,371)	$6,643,858
Finance receivables	—	1,430,703	(521,427)	909,276
Total assets	7,158,954	1,503,031	(452,919)	8,209,066
Total stockholders’ equity	590,979	103,373	(341,516)	352,836

Income Statement Items:
Net interest income	$61,332	$13,005	$(1,788)	$72,549
Provision for loan losses	12,351	1,192	—	13,543
Non-interest income (2)	(11,735)	2,698	10,610	1,573
Non-interest expense	2,653	2,400	(1,431)	3,622

Net earnings	$34,593	$12,111	$10,253	$56,957

The following table presents business segments for the three months ended June 30, 2003 (in thousands, as restated):

	Long-Term Investment Operations	Warehouse Lending Operations	Inter- Company Eliminations (1)	Consolidated
Income Statement Items:
Net interest income	$30,081	$6,934	$(1,120)	$35,895
Provision for loan losses	6,462	597	—	7,059
Non-interest income	(6,023)	1,338	9,775	5,090
Non-interest expense	1,168	1,302	(692)	1,778

Net earnings	$16,428	$6,373	$9,347	$32,148

(1)	Elimination of inter-company balance sheet and income statement items.
(2)	Non-interest income in the inter-company eliminations column represents equity in net earnings of IFC, which was an unconsolidated qualified REIT subsidiary of IMH during the period and was accounted for using the equity method.

Note D—Mortgages Held-for-Sale

Mortgages held-for-sale are primarily adjustable rate and fixed rate Impac Alt-A and non-Impac Alt-A mortgages and, to a lesser extent, B/C mortgages acquired and originated by the mortgage operations and secured by first and second liens on single-family residential real estate properties. As of December 31, 2003, approximately 64% of mortgages held-for-sale was collateralized by properties located in California. Mortgages held-for-sale consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
		(as restated)
Mortgages held-for-sale	$303,647	$382,580
Unamortized net premiums on mortgages held-for-sale	23,080	12,510

Total mortgages held-for-sale	$326,727	$395,090

Included in other liabilities as of June 30, 2004, was an allowance for mortgage repurchases of $2.5 million. The allowance for mortgage repurchases is maintained for the purpose of purchasing previously sold mortgages for various reasons, including early payment defaults or breach of representations or warranties, which may be subsequently sold at a loss. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect on our financial condition and results of operations.

Note E—CMO Collateral

CMO collateral includes various types of adjustable rate and fixed rate Impac Alt-A and non-Impac Alt-A mortgages secured by single-family residential and multi-family residential real estate properties and, to a lesser extent, fixed rate second trust deeds secured by single-family residential real estate properties. The long-term investment operations earns the net interest spread between interest income on mortgages securing CMOs and interest and other expenses associated with CMO financing. The net interest spread on CMOs may be directly impacted by mortgage prepayment levels and, to the extent each CMO class has variable rates of interest, by changes in short-term interest rates. CMO collateral for the periods indicated consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
		(as restated)
Adjustable- and fixed rate mortgages secured by single-family residential real estate	$14,183,373	$8,357,085
Adjustable rate mortgages secured by multi-family residential real estate	354,691	200,427
Fixed rate second trust deeds secured by single-family residential real estate	118,628	9,798
Unamortized net premiums on mortgages	159,385	71,704

Total CMO collateral	$14,816,077	$8,639,014

Note F—Allowance for Loan Losses

Activity for allowance for loan losses for the periods indicated was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Beginning balance	$46,299	$29,761	$38,596	$26,602
Provision for loan losses (1)	15,282	7,059	25,007	13,543
Charge-offs, net of recoveries	(1,332)	(3,436)	(3,354)	(6,761)

Ending balance	$60,249	$33,384	$60,249	$33,384

(1)	The three and six months ended June 30, 2004 include specific impairment on warehouse advances of $6.0 million and $8.0 million, respectively, that we anticipate will be non-collectible. See further discussion in note A.9.

In the opinion of management and in accordance with the loan loss allowance methodology, the present allowance for loan losses is considered adequate to provide for losses inherent in the loan portfolios. Subsequent recoveries on loans previously charged off are credited back to the allowance for loan losses.

Note G—CMO Borrowings

The following table presents CMOs issued, CMOs outstanding for the periods indicated and certain interest rate information on CMOs by year of issuance as indicated (dollars in millions):

Year of Issuance	Original Issuance Amount	CMOs Outstanding as of		Range of Fixed Interest Rates (%)	Range of Interest Rate Margins Over One-Month LIBOR (%)	Range of Interest Rate Margins After Adjustment Date (%)
		06/30/04	12/31/03
			(as restated)
1998	$583.0	$—	$—	6.65 - 7.25	N/A	N/A
2000	943.6	—	—	N/A	0.26 – 2.40	0.52 - 3.60
2001	1,500.9	178.4	444.9	N/A	0.28 – 2.30	0.56 - 3.45
2002	3,876.1	1,815.3	2,491.0	5.25 - 12.00	0.27 – 2.75	0.54 - 3.68
2003	5,966.1	4,769.9	5,583.5	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	8,224.3	8,030.7	—	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75

Sub-total CMOs	21,094.0	14,794.3	8,519.4
Accrued interest	—	9.3	7.4
Capitalized securitization costs	—	(54.0)	(36.9)
Fair value of derivatives	—	(73.1)	3.3

Total CMOs	$21,094.0	$14,676.5	$8,493.2

Note H—Stock Options

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

The Company applies APB Opinion No. 25 in accounting for our stock plans. No compensation cost has been recognized for fixed stock option plans. If compensation cost for our stock-based compensation plans been determined consistent with SFAS 123, our net earnings and earnings per share would have been reduced to the pro forma amounts for the periods indicated below (in thousands except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Net earnings available to common stockholders	$142,771	$32,148	$152,143	$56,957
Less: Total stock-based employee compensation expense using the fair value method	(289)	(290)	(579)	(579)

Pro forma net earnings	$142,482	$31,858	$151,564	$56,378

Net earnings per share as reported:
Basic	$2.20	$0.64	$2.30	$1.17

Diluted	$2.17	$0.63	$2.27	$1.15

Pro forma net earnings:
Basic	$2.20	$0.64	$2.30	$1.16

Diluted	$2.16	$0.63	$2.26	$1.14

During the periods in which the mortgage operations was accounted for under the equity method, grants of stock options by IMH to IFC employees were not accounted for under APB Opinion No. 25 but were accounted for consistent with the provisions specifies under SFAS 123.

There were no stock options granted during the second quarter of 2004 and 2003. Therefore, pro forma net earnings and net earnings per share reflect the amortization of previously granted stock options, which are amortized as expense over the stock option life in determining the pro forma impact.

Note I—Derivative Instruments and Hedging Activities

The following table presents certain information related to derivatives and the related component in the financial statements as of June 30, 2004 (in thousands):

	Total Fair Value of Derivatives	Related Amount in CMO Borrowings	Related Amount in Derivative Asset Account	Related Amount in Loans held-for-sale	Related Amount in Other Assets	Related Amount in Other Liabilities
As of June 30, 2004	$96,622	$73,123	$22,124	$66	$4,835	$(3,526)
As of December 31, 2003 (as restated)	19,665	(3,314)	23,479	(2,528)	3,207	(1,179)

Included in the derivative asset account on the balance sheet (and the total fair value above) are cash margin balances placed with third parties of $15.3 million and $18.2 million as of June 30, 2004 and December 31, 2003, respectively.

The income and expense related to derivatives associated with CMO borrowings, reverse repurchase agreements and for all other purposes is recorded in mark-to-market gain (loss)-derivative instruments.

Note J—Issuance of Series B Preferred Stock

On May 28, 2004, we completed the sale of 2,000,000 shares of 9.375% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, or the “Series B Preferred Stock.” Dividends on the Series B Preferred Stock is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The shares of Series B Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Upon liquidation, dissolution or winding up of the Company, the Series B Preferred Stock have the right to receive the sum of $25.00 per share, a premium ranging from $0.50 to $2.00 until May 2009, and accrued and unpaid dividends (whether or not declared) to the date of payment, before any payments are made to holders of common stock. Holders of shares of Series B Preferred Stock generally have no voting rights, but will have limited voting rights if we fail to pay dividends for six or more quarters and in certain other events. We may not redeem the Series B Preferred Stock until May 28, 2009 except in limited circumstances to preserve our status as a REIT. On or after May 28, 2009, we may, at our option, redeem the Series B Preferred Stock in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends (whether or not declared), if any, to and including the redemption date. On June 30, 2004, we paid a dividend in the aggregate of $443,000 to preferred.

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

Restatements to Consolidated Financial Statements

The unaudited consolidated balance sheets as of March 31, 2004 and December 31, 2003 and 2002, the unaudited consolidated statements of operations and comprehensive income for the three months ended March 31, 2004 and 2003, the three- and six months ended June 30, 2003, the three- and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002, and 2001 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, for six months ended June 30, 2003 and for the years ended December 31, 2003, 2002 and 2001 have been restated. The effect of this restatement on net earnings (loss) for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003, the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002 and 2001 was an increase (decrease) of $(36.7) million; and $(0.7) million, $2.4 million and $1.7 million, $11.2 million and $12.8 million, and $21.7 million, $(34.6) million and $(35.4) million, respectively.

Management’s discussion and analysis of financial condition and results of operations reflect the effects of the restatement.

Consolidation of IFC

The results of operations for the three months and six months ended June 30, 2004 reflect the consolidation of IFC on July 1, 2003. On July 1, 2003, IMH entered into a stock purchase agreement with Joseph R. Tomkinson, our Chairman, Chief Executive Officer and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, our Executive Vice President and Chief Financial Officer is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750,000. Each of Messer’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust each owned one-third of the outstanding common stock of IFC. Mr. Tomkinson elected to receive $125,000 worth of his consideration for the sale of his IFC shares of common stock in the form of 7,687 shares of IMH common stock. The fairness opinion related to the purchase price of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by our board of directors. As a result of acquiring 100% of IFC’s common stock on July 1, 2003, IMH owns all of the common stock and preferred stock of IFC and began to consolidate IFC as of that date. As such, the consolidated financial statements for the three months and six months ended June 30, 2004, or “consolidation periods,” reflect the results of operations of IFC on a consolidated basis. The consolidated financial statements for the three months and six months ended June 30, 2003, or “non-consolidation periods,” include the results of operations of IFC as equity in net earnings of IFC.

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

We operate three core businesses:

•	long-term investment operations that is conducted by IMH, IMH Assets and IMCC;

•	warehouse lending operations that is conducted by IWLG; and

•	mortgage operations that is conducted by IFC and NFS.

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

The long-term investment operations also originate and invest in multi-family mortgages with initial fixed interest rate periods of three, five and seven years that subsequently adjust to adjustable rate mortgages with loan balances that generally range from $250,000 to $3.0 million. Multi-family mortgages have interest rate floors, which is the initial start rate, and prepayment penalty periods of three, five and seven years. Multi-family mortgages provide greater asset diversification on our balance sheet as borrowers of multi-family mortgages typically have higher credit scores and multi-family mortgages have longer lives than Alt-A mortgages.

The long-term investment operations generate earnings primarily from net interest income earned on mortgages held for long-term investment, which consists of mortgages held as CMO collateral and mortgages held for investment on our balance sheet. Investment in Alt-A mortgages and multi-family mortgages are initially financed with short-term borrowings under reverse repurchase agreements which are subsequently converted to long-term financing in the form of collateralized mortgage obligations, or “CMO,” financing. Cash flows primarily from mortgages held for long-term investment and proceeds from the sale of capital stock also finance new Alt-A and multi-family mortgage acquisitions and originations.

The warehouse lending operations provide short-term financing to mortgage loan originators, including the mortgage operations, by funding mortgages from their closing date until sale to pre-approved investors. This business earns net interest income from the difference between its cost of borrowings and the interest earned on warehouse advances as well as fees from warehouse transactions.

The mortgage operations acquire and originate primarily adjustable rate and fixed rate Alt-A mortgages and, to a lesser extent, B/C mortgages through the following loan production channels:

•	correspondent acquisitions via IFC;

•	bulk acquisitions via IFC;

•	wholesale and retail originations via Impac Lending Group, a division of IFC; and

•	B/C originations via NFS.

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

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

•	allowance for loan losses;

•	valuation of derivative instruments; and

•	accounting for securitizations as financings versus sales

Allowance for loan losses. We provide an allowance for loan losses for mortgages held as CMO collateral, finance receivables and mortgages held-for-investment, or “loans provided for.” In evaluating the adequacy of the allowance for loan losses, management takes several items into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. In addition, management provides an allowance for loan losses for Alt-A mortgages that are retained for long-term investment and which are not underwritten to our specific underwriting guidelines. These mortgages are acquired on a bulk basis by the mortgage operations from other mortgage originators that underwrite mortgages substantially similar, but not specific, to our mortgage underwriting guidelines, or “non-Impac mortgages.” Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, political factors and industry statistics. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs. Subsequent recoveries of amounts previously charged off are credited to the allowance. For additional information regarding allowance for loan losses refer to “Results of Operations and Financial Condition.”

Valuation of derivative instruments. The mortgage operations acquire derivative instruments to mitigate changes in the value of its mortgage pipeline, including rate-locked and closed mortgages. The mortgage pipeline consist of mortgages that have not yet been acquired, however, the mortgage operations has committed to acquire the mortgages in the future at pre-determined interest rates through rate-lock commitments. On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” or “SAB 105,” which clarifies the SEC’s position on the accounting for loan commitments. Consistent with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or “SFAS 149,” SAB 105 states that loan commitments are treated as derivative instruments. Prior to the issuance of SAB 105, the mortgage operations recorded the fair market value of its mortgage pipeline, excluding mortgage servicing value, as it qualifies as a derivative instrument under the provisions of Statement of Financial Accounting

Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, or “SFAS 133,” however, it does not qualify for hedging treatment. Therefore, the mortgage pipeline and the related fair market value of derivative instruments were marked to market each reporting period along with a corresponding entry to non-interest income or expense. SAB 105 also addresses the issues of not recognizing cash flows associated with servicing prior to the sale or securitization of funded loans and certain other disclosure issues pertaining to loan commitments. SAB 105 also significantly limits a company’s ability to record an asset on its mortgage pipeline at the transaction date. We have adopted the new requirements within SAB 105 for all new commitments entered into on or after April 1, 2004. Other derivatives which principally hedge the interest rate risk associated with specific liabilities are also carried at fair value with changes in fair value reflected in earnings.

Accounting for securitizations as financings versus sales. The mortgage operations recognize gains or losses on the sale of mortgages when the sales transaction settles or upon the securitization of the mortgages when the risks of ownership have passed to the purchasing party. Gains and losses may be increased or decreased by the amount of any servicing released premiums received and costs associated with the acquisition or origination of mortgages. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than a beneficial interest in the transferred assets is received in the exchange. The long-term investment operations structure securitizations as financing arrangements and recognize no gain or loss on the transfer of mortgage assets. To achieve financing treatment, the trust holding the mortgage assets enter into derivative contracts which provide a benefit to other than the beneficial interest holders (the transferor). The mortgage operations structure REMIC securitizations as sales, and gains and losses are recognized. Liabilities and derivative instruments incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. To determine the value of the securities and retained interest, management estimates future rates of prepayments, prepayment penalties to be received, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

Financial Highlights for the Second Quarter of 2004

•	Estimated taxable income per diluted share increased to $0.88 compared to $0.75 for the first quarter of 2004 and $0.56 for the second quarter of 2003;

•	Cash dividends declared per share increased to $0.75 compared to $0.65 for the first quarter of 2004 and $0.50 for the second quarter of 2003;

•	Total assets increased to $17.2 billion as of June 30, 2004 from $10.6 billion as of December 31, 2003 and $8.2 billion as of June 30, 2003;

•	Book value per share increased to $11.19 as of June 30, 2004 compared $8.39 as of December 31, 2003 and $6.96 as of June 30, 2003;

•	Issued 6,933,000 shares of common stock at a weighted average price of $20.05, resulting in net cash proceeds of $134.2 million;

•	Issued 2,000,000 shares of preferred stock, resulting in net cash proceeds of $48.3 million;

•	Total market capitalization was $1.6 billion as of June 30, 2004 compared to $1.0 billion as of December 31, 2003 and $846.3 million as of June 30, 2003;

•	Dividend yield as of June 30, 2004 was 13.32%, based on annualized second quarter cash dividend of $0.75 per share and closing stock price of $22.52 per share;

•	The mortgage operations acquired and originated $5.5 billion of primarily Alt-A mortgages compared to $3.5 billion for the first quarter of 2004 and $1.9 billion for the second quarter of 2003;

•	The long-term investment operations retained $5.3 billion of primarily Alt-A mortgages acquired and originated by the mortgage operations compared to $2.9 billion for the first quarter of 2004 and $806.6 million for the second quarter of 2003; and

•	IMCC originated $116.5 million of multi-family mortgages compared to $94.5 million for the first quarter of 2004 and $74.1 million for the second quarter of 2003.

Financial Highlights for the First Six Months of 2004

•	Estimated taxable income per diluted share increased to $1.54 compared to $1.14 for the first six months of 2003;

•	Cash dividends declared per share increased 40% to $1.40 compared to $1.00 for the first six months of 2003;

•	Issued 13.1 million shares of common stock at a weighted average price of $19.96, resulting in net cash proceeds of $251.0 million

•	Issued 2,000,000 shares of preferred stock, resulting in net cash proceeds of $48.3 million;

•	The mortgage operations acquired and originated $8.9 billion of primarily Alt-A mortgages compared to $3.7 billion for the first six months of 2003;

•	The long-term investment operations retained $8.1 billion of primarily Alt-A mortgages acquired and originated by the mortgage operations compared to $2.2 billion for the first six months of 2003; and

•	IMCC originated $211.0 million of multi-family mortgages compared to $116.2 million for the first six months of 2003.

Taxable Income

After adjusting for our estimates of the differences between net earnings and taxable income, estimated taxable income was $58.0 million, or $0.88 per diluted share, for the second quarter of 2004 as compared to $28.6 million, or $0.56 per diluted share, for the second quarter of 2003. When we file our annual tax returns there are certain adjustments that we make to net earnings and taxable income due to differences in the nature and extent that revenues and expenses are recognized under the two methods. As an example, to calculate taxable income we deduct actual loan losses as compared to the determination of net earnings that require a deduction of loan loss provisions, which are determined based on estimated losses inherent in our loan portfolios or fair value adjustments are recorded as an expense or revenue for GAAP, but are not included in the calculation of taxable income. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income, which is a non-generally accepted accounting principle, or “GAAP,” financial measurement, is useful information for our investors. Of estimated taxable income of $58.0 million, or $0.83 per outstanding share, we declared total regular cash dividends of $52.6 million, or $0.75 per outstanding share, during the second quarter of 2004. Upon the filing of our 2002 tax return, we had federal and state net operating tax loss carry-forwards of $18.7 million that may or may not be used to offset taxable income through 2020. We expect to file our 2003 federal and state tax returns on or about September of 2004 at which time federal and state net operating loss carry-forwards, if any, will be determined.

The following table presents a reconciliation of net earnings to estimated taxable income for the periods indicated (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Net earnings	$143,214	$32,148	$152,586	$56,957
Adjustments to net earnings:
Provision for loan losses	15,282	7,059	25,007	13,543
Dividend from IFC	7,500	6,930	15,000	11,385
Change in fair value of non-designated derivative instruments (1)	(102,027)	(4,615)	(75,380)	(8,139)
Tax deduction for actual loan losses	(1,332)	(3,436)	(3,354)	(6,761)
Anticipated partial worthlessness deduction on warehouse advances (2)	(2,000)	—	(8,000)	—
Equity in net earnings of IFC (3)	(2,600)	(9,441)	(2,277)	(10,356)

Estimated taxable income (4)	$58,037	$28,645	$103,582	$56,629

Estimated taxable income per diluted share	$0.88	$0.56	$1.54	$1.14

Estimated taxable income per outstanding share	$0.83	$0.56	$1.49	$1.12

(1)	Derivative instruments are designated as free standing derivatives. The fair valuation of these instruments is an expense for GAAP but is not deductible for tax purposes.
(2)	Represents estimated partial impairment on specific warehouse advances that we anticipate will be non-collectible. For additional information, refer to “Provision for Loan Losses and Allowance for Loan Losses” below.
(3)	Represents estimated taxable income of the mortgage operations.
(4)	Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating tax loss carryforwards.

Results of Operations and Financial Condition

Issuance of Series B Preferred Stock

On May 28, 2004, we completed the sale of 2,000,000 shares of 9.375% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, or the “Series B Preferred Stock.” Dividends on the Series B Preferred Stock is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The shares of Series B Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Upon liquidation, dissolution or winding up of the Company, the Series B Preferred Stock have the right to receive the sum of $25.00 per share, a premium ranging from $0.50 to $2.00 until May 2009, and accrued and unpaid dividends (whether or not declared) to the date of payment, before any payments are made to holders of common stock. Holders of shares of Series B Preferred Stock generally have no voting rights, but will have limited voting rights if we fail to pay dividends for six or more quarters and in certain other events. We may not redeem the Series B Preferred Stock until May 28, 2009 except in limited circumstances to preserve our status as a REIT. On or after May 28, 2009, we may, at our option, redeem the Series B Preferred Stock in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends (whether or not declared), if any, to and including the redemption date. On June 30, 2004, we paid a dividend in the aggregate of $443,000 to preferred shareholders of record on June 1, 2004.

Results of Operations —

For the Three Months Ended June 30, 2004 compared to the Three Months Ended June 30, 2003

Net Earnings

Net earnings increased to $143.2 million, or $2.17 per diluted share, for the second quarter of 2004 compared to $32.1 million, or $0.63 per diluted share, for the second quarter of 2003. The quarter-over-quarter increase in net earnings of $111.1 million was primarily due to the following:

•	$94.0 million increase in non-interest income, primarily related to the mark to market gain (loss) - derivative instruments;

•	$49.5 million increase in net interest income, partially offset by a

•	$22.7 million increase in non-interest expense

Non-Interest Income

Consolidating effect of IFC. Non-interest income generated by the mortgage operations was reported on a consolidated basis for the consolidation period, however, for the non-consolidation period the financial results of IFC were reported as equity in net earnings of IFC on the consolidated financial statements. For additional detail regarding the breakdown of non-interest income by business segment, refer to “Note 5—Segment Reporting” in the accompanying notes to the consolidated financial statements.

Non-interest income increased to $99.1 million for the second quarter of 2004 as compared to $5.1 million for the second quarter of 2003. The quarter-over-quarter increase in non-interest income of $94.0 million was primarily due to the increase in mark-to-market gain (loss) - derivative instrument and a $5.2 million gain on the sale of an investment security available-for-sale.

Mark-to-Market Gain (Loss) – Derivative Instruments

We enter into derivative contracts to manage the various risks associated with certain specific liabilities. On the date we enter into various derivative contracts, the derivatives were designated as an economic hedge of the variability in expected future cash flows associated with a financing obligation or future liability. In connection with the restatement, we now record a market valuation adjustment for its economic hedges and any subsequent cash payments paid or received on these derivatives as a current period expense or revenue. In addition, the Company accounts for certain forward purchase commitments on mortgage loans as free-standing derivatives, and records the change in fair value of such instruments and the related derivatives used to hedge the mortgage pipeline as a current period expense or revenue. During the three months ended June 30, 2004, mark –to-market gain (loss)-derivative instruments increased to a gain of $77.9 million as compared to a loss of $(7.8) million for the same period in the previous year. The increase in mark–to-market gain (loss)-derivative instruments was the result of a sharp increase in the one month forward LIBOR curve as a result of the Federal Reserves statement that they intended to raise short term interest rates at a measured pace. This resulted in an adjustment to future expectations of short term rates which affected the value of our derivative instruments.

Net Interest Income

Consolidating effect of IFC. Net interest income generated by the mortgage operations was reported on a consolidated basis for the consolidation period, however, for the non-consolidation period the financial results of IFC were reported as equity in net earnings of IFC on the consolidated financial statements. For additional detail regarding the breakdown of net interest income by business segment, refer to “Note C—Segment Reporting” in the accompanying notes to the consolidated financial statements.

Description. We earn interest income primarily on mortgage assets which include CMO collateral, mortgages held-for-investment, mortgages held-for-sale, finance receivables and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings on mortgage assets, which include CMO borrowings, reverse repurchase agreements and borrowings on investment securities available-for-sale. For additional information on derivative instruments and their effect on net interest income during changing interest rate environments, refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

The following table summarizes the principal balance of Alt-A mortgages acquired by the long-term investment operations from the mortgage operations and multi-family mortgages originated by IMCC by loan characteristic for the periods indicated (in thousands):

	For the Three Months Ended June 30,
	2004		2003
	Principal Balance	%	Principal Balance	%
Volume by Type:
Adjustable rate	$4,819,450	89	$802,719	100
Fixed rate	569,468	11	3,868	0

Total Mortgage Acquisitions	$5,388,918	100	$806,587	100

Volume by Product:
Primarily six-month LIBOR indexed ARMs (1)	$817,504	15	$346,456	43
Primarily six-month LIBOR indexed hybrids (1) (2)	3,885,458	72	382,181	47
Fixed rate first trust deeds	449,675	9	473	0
Fixed rate second trust deeds	119,793	2	3,395	1
Multi-family mortgages (3)	116,488	2	74,082	9

Total Mortgage Acquisitions	$5,388,918	100	$806,587	100

Volume by Credit Quality:
Alt-A loans	$5,376,346	100	$801,156	99
B/C loans (4)	12,572	0	5,431	1

Total Mortgage Acquisitions	$5,388,918	100	$806,587	100

Volume by Purpose:
Purchase	$3,167,942	59	$474,493	59
Refinance	2,220,976	41	332,094	41

Total Mortgage Acquisitions	$5,388,918	100	$806,587	100

Volume by Prepayment Penalty:
With prepayment penalty	$3,708,620	69	$706,658	88
Without prepayment penalty	1,680,298	31	99,929	12

Total Mortgage Acquisitions	$5,388,918	100	$806,587	100

(1)	Also includes minimal principal balances of one-year LIBOR and constant maturity Treasury ARMs.
(2)	Mortgages are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.
(3)	Multi-family mortgages are primarily six-month LIBOR indexed hybrids.
(4)	B/C loans, as defined by us, which were acquired and originated through correspondent or wholesale loan production channels.

Comparative Yield Table. The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,
	2004			2003 (as restated)
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Investment securities available-for-sale	$13,064	$1,724	52.79%	$24,254	$611	10.08%
CMO collateral (1)	12,329,664	132,595	4.30	6,343,063	79,694	5.03
Mortgages held-for-investment and held-for-sale (2)	1,474,636	19,499	5.29	139,396	1,953	5.60
Finance receivables	462,412	6,428	5.56	551,770	7,031	5.10

Total mortgage assets	$14,279,776	$160,246	4.49%	$7,058,483	$89,289	5.06%

BORROWINGS
CMO borrowings(3)	$12,099,866	$65,187	2.15%	$6,204,955	$45,615	2.94%
Reverse repurchase agreements	1,841,645	10,062	2.19	1,235,403	7,305	2.37
Borrowings secured by investment securities (4)	—	—	—	3,898	852	87.43

Total borrowings on mortgage assets	$13,941,511	$75,249	2.16%	$7,444,256	$53,772	2.89%

Net interest spread (5)			2.33%			2.17%

Net interest margin (6)			2.38%			2.01%

(1)	Interest includes $27.1 million and $10.1 million, respectively, of amortization of acquisition costs on mortgages acquired from the mortgage operations. Interest also includes $12.3 million and $5.0 million, respectively, of loan discount accretion, which represents the reduction in the basis of the mortgage loans retained when MSRs are sold separately.
(2)	Includes mortgages held-for-sale which were acquired via the consolidation of the mortgage operations on July 1, 2003.
(3)	Interest expense includes amortization of securitization costs of $7.5 million and $6.3 million, respectively.
(4)	Payments and excess cash flows received from investment securities collateralizing these borrowings were used to pay down the outstanding borrowings. The payments were received from a collateral base that was in excess of the borrowings. Therefore, while the payment amounts remained relatively stable, the average balance of the borrowings continued to decline. These borrowings were repaid during the third quarter of 2003.
(5)	Net interest spread is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.
(6)	Net interest margin is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total average mortgage assets.

Net interest income was $85.4 million for the second quarter of 2004 compared to $35.9 million for the second quarter of 2003. The quarter-over-quarter increase in net interest income was primarily due to an increase in average mortgage assets, which increased to $14.3 billion for the second quarter of 2004 compared to $7.1 billion for the second quarter of 2003 as the long-term investment operations retained $11.7 billion of primarily Alt-A mortgages from the mortgage operations and $385.3 million of multi-family mortgages originated by IMCC since the end of the second quarter of 2003.

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

The increase in net interest income was also due to an increase in net interest margins on mortgage assets, which increased to 2.38% for the second quarter of 2004 as compared to 2.01% for the second quarter of 2003. The 37 basis point increase in net interest margins was primarily due to the following:

•	consolidation of the mortgage operations, see Restatement of Consolidated Financial Statements referenced above;

•	accretion of loan discount recognized on sale of MSRs, see Restatement of Consolidated Financial Statements referenced above;

Consolidation of mortgages held by the mortgage operations. The consolidation of the mortgage operations contributed to a 16 basis point increase in net interest margins on mortgage assets during the second quarter of 2004 as mortgages held-for-sale were consolidated with total average mortgage assets. During the second quarter of 2003 mortgages held-for-sale were not consolidated with total average mortgage assets as IFC was a non-consolidated entity prior to July 1, 2003. Net interest margins on mortgages held-for-sale were favorable during the second quarter of 2004 due to a steep yield curve as compared to the second quarter of 2003. The yield curve represents the mathematical difference between short-term interest rates and long-term interest rates. Because the mortgage operations establishes interest rates on its mortgages by indexing those interest rates to long-term market interest rates and finances mortgages with borrowings that are indexed to short-term interest rates, a steep yield curve benefits net interest margins.

Accretion of loan discount recognized on sale of MSRs. Mortgage loan discounts result from the sale of mortgage servicing rights when the mortgage loans are retained. Such discount is measured using the relative fair value method to allocate the carrying value of the loan between the MSRs sold and the mortgage loans retained. The resulting discount is accreted into interest income as a yield adjustment on mortgage assets. Net interest margins increased by 6 basis points during the second quarter of 2004 as accretion of loan discounts of $12.3 million, or 34 basis points of total average mortgage assets, was accreted as an adjustment to the yield on mortgage assets as compared to $5.0 million, or 28 basis points of total average mortgage assets, during the second quarter of 2003.

Non-Interest Expense

Consolidating effect of IFC. Non-interest income generated by the mortgage operations was reported on a consolidated basis for the consolidation period. Prior to July 1, 2003, non-interest income generated by the mortgage operations was a component of equity in net earnings of IFC on the consolidated financial statements for the non-consolidation period. For additional detail regarding the breakdown of non-interest expense by business segment refer to Note 5—Segment Reporting in the notes to consolidated financial statements.

Non-interest expense, increased to $24.4 million for the second quarter of 2004 as compared to $1.8 million for the second quarter of 2003. The quarter-over-quarter decrease in non-interest expense of $22.6 million was primarily due to $21.3 million increase in operating costs.

Operating costs. The $21.3 million increase in operating costs was primarily due to the consolidation of the mortgage operations. Operating costs increased to $23.6 million for the second quarter of 2004 as compared to $2.3 million for the second quarter of 2003. Operating costs include personnel expense, professional services, equipment expense, occupancy expense, data processing expense and general and administrative and other expense. “Operating costs” increased during the second quarter of 2004 as compared to the second quarter of 2003 primarily due to a 189% increase in mortgage acquisitions and originations. Mortgage acquisitions and originations increased to $5.5 billion during the second quarter of 2004 as compared to $1.9 billion during the second quarter of 2003. However, operating costs increased at a lower incremental per loan rate relative to total mortgage acquisitions and originations as we believe that our efficient centralized operating structure and our web-based automated underwriting system, iDASLg2, allows us to maintain our position as a low cost nationwide acquirer and originator of Alt-A mortgages. In addition, a higher percentage of non-Impac mortgage acquisitions during the second quarter of 2004 contributed to lower per loan acquisition costs as compared to the second quarter of 2003. Non-Impac Alt-A mortgage acquisitions, which are acquired as bulk loan packages, generally require less staffing and corresponding operating costs than Impac Alt-A mortgages, which are acquired on a flow, or loan-by-loan basis. During the second quarter of 2004 non-Impac mortgages accounted for 41% of total mortgage acquisitions and originations compared to 18% during the second quarter of 2003.

The following table summarizes the principal balance of mortgage acquisitions and originations by loan characteristic for the periods indicated (in thousands):

	For the Three Months Ended June 30,
	2004		2003
	Principal Balance	%	Principal Balance	%
By Loan Type:
Fixed rate first trust deed	$624,118	11	$991,450	52
Fixed rate second trust deed	169,361	3	24,910	1
Adjustable rate:
Primarily six-month LIBOR indexed ARMs (1)	798,749	15	422,752	22
Primarily six-month LIBOR indexed hybrids (2)	3,858,497	71	461,333	25

Total adjustable rate	4,657,246	86	884,085	47

Total Mortgage Acquisitions and Originations	$5,450,725	100	$1,900,445	100

By Production Channel:
Correspondent acquisitions:
Flow	$2,450,634	45	$1,086,622	57
Bulk, or Non-Impac mortgages	2,257,131	41	346,036	18

Total correspondent acquisitions	4,707,765	86	1,432,658	75

Wholesale and retail originations	546,941	10	362,097	19
Novelle Financial Services, Inc.	196,019	4	105,690	6

Total Mortgage Acquisitions and Originations	$5,450,725	100	$1,900,445	100

By Credit Quality:
Alt-A	$5,242,341	96	$1,784,432	94
B/C (3)	208,384	4	116,013	6

Total Mortgage Acquisitions and Originations	$5,450,725	100	$1,900,445	100

By Purpose:
Purchase	$3,131,014	57	$862,368	45
Refinance	2,319,711	43	1,038,077	55

Total Mortgage Acquisitions and Originations	$5,450,725	100	$1,900,445	100

By Prepayment Penalty:
With prepayment penalty	$3,737,440	69	$1,558,725	82
Without prepayment penalty	1,713,285	31	341,720	18

Total Mortgage Acquisitions and Originations	$5,450,725	100	$1,900,445	100

(1)	Also includes minimal principal balances of one-year LIBOR and constant maturity Treasury ARMs.
(2)	Mortgages are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.
(3)	The second quarter of 2004 and 2003 includes $196.0 million and $105.7 million, respectively, of B/C mortgages originated by NFS, a subsidiary of IFC, that are subsequently sold to third party investors for cash gains.

Provision for Loan Losses and Allowance for Loan Losses

Provision for loan losses were $15.3 million for the second quarter of 2004 as compared to $7.1 million for the second quarter of 2003. An allowance is maintained for losses on loans provided for at an amount that management believes provides for losses inherent in those loan portfolios. We have implemented a methodology designed to analyze the performance of various loan portfolios based upon the relatively homogeneous nature within these loan portfolios. The allowance for losses is also analyzed using the following factors:

•	management’s judgment of the net loss potential of mortgages in our mortgage loan investment portfolio based on prior loan loss experience;

•	changes in the nature and volume of the mortgage loan investment portfolio;

•	value of the collateral;

•	delinquency trends; and

•	current economic conditions that may affect the borrowers’ ability to pay.

At the end of the first quarter of 2004, we discovered that one client of the warehouse lending operations and certain of its officers had perpetrated a fraud pursuant to which they defrauded the warehouse lending operations into making advances pursuant to a warehouse line of credit. As of the date the fraud was discovered, an aggregate of $12.6 million of fraudulent loan advances were outstanding. We immediately terminated the warehouse line of credit and have been cooperating with federal investigators in their ongoing investigation of the defrauding parties. It appears that the defrauding parties had perpetrated a similar fraud on another warehouse lender. We retained an independent consultant to investigate the matter; the investigator reported that no principals of the warehouse lending operations had knowingly participated in the fraud and stated that it is not likely that any other client of the warehouse lending operations could duplicate the same fraud. With the aid of independent counsel, the audit committee of our board of directors reviewed the report and the scope of the investigation and concurs with the assessment set forth in the report. In response, we have taken steps to enhance procedures at our warehouse lending operations, including improvements of the application approval and funding processes of mortgage bankers and follow-up quality control checks. As a result of the fraud, during the first quarter of 2004 we established a specific allowance for loan losses in the amount of $6.0 million to provide for anticipated losses on the fraudulent warehouse advances as we have deemed this amount to be non-collectible. During the second quarter of 2004 we increased the specific allowance for loan losses by $2.0 million to $8.0 million as a result of the re-evaluation of the remaining collateral. Based on available information, we believe we will be able to recover the remaining $4.6 million of related warehouse advances. Because we deem $8.0 million of the total warehouse advances to be non-collectible and anticipate that it will result in a tax deduction upon the filing of our 2004 corporate income tax return, we reflected the $8.0 million as a reduction to estimated taxable income for the second quarter of 2004 as shown in the reconciliation of net earnings to estimated taxable income above. To the extent that we believe that the actual losses will exceed the $8.0 million allowance, we will make an additional allowance for loan losses when, or if, we determine it is appropriate to do so as events and circumstances dictate. However, we believe that this specific allowance is adequate to provide for anticipated loan losses based on currently available information.

As of June 30, 2004, allowance for loan losses increased to $60.2 million as compared to $38.6 million as of December 31, 2003 as we retained $8.3 billion of mortgages year-to-date and increased allowance for loan losses accordingly. In our opinion and in accordance with our loan loss allowance methodology, we believe that the present allowance for loan losses is adequate to provide for losses inherent in our loan portfolios. For additional information regarding delinquencies of mortgages in our mortgage loan investment portfolio refer to “Financial Condition” below.

Results of Operations —

For the Six Months Ended June 30, 2004 compared to the Six Months Ended June 30, 2003

Net Earnings

Net earnings increased to $152.6 million, or $2.27 per diluted share, for the first six months of 2004 compared to $57.0 million, or $1.15 per diluted share, for the first six months of 2003. The period-over-period increase in net earnings of $95.6 million was primarily due to the following:

•	$86.0 million increase in net interest income; and

•	$63.7 million increase in non-interest income, primarily related to the mark-to-market gain (loss) – derivative instruments partially offset by a

•	$41.3 million decrease in non-interest expense.

Net Interest Income

Consolidating effect of IFC. Net interest income generated by the mortgage operations was reported on a consolidated basis for the consolidation period, however, for the non-consolidation period the financial results of IFC were reported as equity in net earnings of IFC on the consolidated financial statements. For additional detail regarding the breakdown of net interest income by business segment, refer to “Note C—Segment Reporting” in the accompanying notes to the consolidated financial statements.

Description. We earn interest income primarily on mortgage assets which include CMO collateral, mortgages held-for-investment, mortgages held-for-sale, finance receivables and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings on mortgage assets, which include CMO borrowings, reverse repurchase agreements and borrowings on investment securities available-for-sale. For additional information on derivative instruments and their effect on net interest income during changing interest rate environments, refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

The following table summarizes the principal balance of Alt-A mortgages acquired by the long-term investment operations from the mortgage operations and multi-family mortgages originated by IMCC by loan characteristic for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2004		2003
	Principal Balance	%	Principal Balance	%
Volume by Type:
Adjustable rate	$7,515,917	90	$1,668,971	74
Fixed rate	819,426	10	571,855	26

Total Mortgage Acquisitions	$8,335,343	100	$2,240,826	100

Volume by Product:
Primarily six-month LIBOR indexed ARMs (1)	$1,487,562	18	$833,798	38
Primarily six-month LIBOR indexed hybrids (1) (2)	5,817,367	70	718,996	32
Multi-family mortgages (3)	210,988	3	116,178	5
Fixed rate first trust deeds	699,590	8	565,111	25
Fixed rate second trust deeds	119,836	1	6,743	0

Total Mortgage Acquisitions	$8,335,343	100	$2,240,826	100

Volume by Credit Quality:
Alt-A loans	$8,310,512	100	$2,228,641	99
B/C loans (4)	24,831	0	12,185	1

Total Mortgage Acquisitions	$8,335,343	100	$2,240,826	100

Volume by Purpose:
Purchase	$5,007,883	60	$1,086,022	48
Refinance	3,327,460	40	1,154,804	52

Total Mortgage Acquisitions	$8,335,343	100	$2,240,826	100

Volume by Prepayment Penalty:
With prepayment penalty	$5,955,665	71	$1,870,491	83
Without prepayment penalty	2,379,678	29	370,335	17

Total Mortgage Acquisitions	$8,335,343	100	$2,240,826	100

(1)	Also includes minimal principal balances of one-year LIBOR and constant maturity Treasury ARMs.
(2)	Mortgages are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.
(3)	Multi-family mortgages are primarily six-month LIBOR indexed hybrids.
(4)	B/C loans, as defined by us, which were acquired and originated through correspondent or wholesale loan production channels.

Comparative Yield Table. The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Investment securities available-for-sale	$13,022	$2,631	40.41%	$24,891	$1,241	9.97%
CMO collateral (1)	10,938,704	239,372	4.38	5,944,484	152,003	5.11
Mortgages held-for-investment and held-for-sale (2)	1,454,376	40,985	5.64	160,040	4,493	5.61
Finance receivables	449,349	11,525	5.13	537,555	13,768	5.12

Total mortgage assets	$12,855,451	$294,513	4.58%	$6,666,970	$171,505	5.14%

BORROWINGS
CMO borrowings (3)	$10,703,651	$117,181	2.19%	$5,817,476	$83,908	2.88%
Reverse repurchase agreements	1,825,396	19,615	2.15	1,182,620	14,096	2.38
Borrowings secured by investment securities (4)	—	—		5,059	1,484	58.67

Total borrowings on mortgage assets	$12,529,047	$136,796	2.18%	$7,005,155	$99,488	2.84%

Net interest spread (5)			2.40%			2.30%

Net interest margin (6)			2.45%			2.16%

(1)	Interest includes $44.3 million and $18.9 million, respectively, of amortization of acquisition costs on mortgages acquired from the mortgage operations. Interest also includes $20.4 million and $9.3 million, respectively, of loan discount accretion, which represents the reduction as the basis of the mortgage basis retained when MSRs are sold seperately.
(2)	Includes mortgages held-for-sale which were acquired via the consolidation of the mortgage operations on July 1, 2003.
(3)	Interest includes amortization of securitization costs of $14.3 million and $11.7 million, respectively.
(4)	Payments and excess cash flows received from investment securities collateralizing these borrowings were used to pay down the outstanding borrowings. The payments were received from a collateral base that was in excess of the borrowings. Therefore, while the payment amounts remained relatively stable, the average balance of the borrowings continued to decline. These borrowings were repaid during the third quarter of 2003.
(5)	Net interest spread is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.
(6)	Net interest margin is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total average mortgage assets.

Net interest income increased to $158.5 million for the first six months of 2004 compared to $72.5 million for the first six months of 2003. The period-over-period increase in net interest income was primarily due to an increase in average mortgage assets, which increased 93% to $12.9 billion for the first six months of 2004 compared to $6.7 billion for the first six months of 2003 as the long-term investment operations retained $11.7 billion of primarily Alt-A mortgages from the mortgage operations and $385.3 million of multi-family mortgages originated by IMCC since the end of the second quarter of 2003.

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

The increase in net interest income was also due to an increase in net interest margins on mortgage assets which increased 29 basis points to 2.45% for the first six months of 2004 as compared to 2.16% for the first six months of 2003. The increase in net interest margins was primarily due to the following:

•	consolidation of the mortgage operations

Consolidation of mortgages held by the mortgage operations. The consolidation of the mortgage operations contributed to a 21 basis point increase in net interest margins on mortgage assets during the first six months of 2004 as mortgages held-for-sale were consolidated with total average mortgage assets. During the first six months of 2003 mortgages held-for-sale were not consolidated with total average mortgage assets as IFC was a non-consolidated entity prior to July 1, 2003. Net interest margins on mortgages held-for-sale were favorable during the first six months of 2004 due to a steep yield curve as compared to the first six months of 2003. The yield curve represents the mathematical difference between short-term interest rates and long-term interest rates. Because the mortgage operations establishes interest rates on its mortgages by indexing those interest rates to long-term market interest rates and finances mortgages with borrowings that are indexed to short-term interest rates, a steep yield curve benefits net interest margins.

Non-Interest Income

Consolidating effect of IFC. Non-interest income generated by the mortgage operations was reported on a consolidated basis for the consolidation period, however, for the non-consolidation period the financial results of IFC were reported as equity in net earnings of IFC on the consolidated financial statements. For additional detail regarding the breakdown of non-interest income by business segment, refer to “Note 5—Segment Reporting” in the accompanying notes to the consolidated financial statements.

Non-interest income increased to $65.3 million for the first six months of 2004 as compared to $1.6 million for the first six months of 2003. The period-over-period increase in non-interest income of $63.7 million was primarily due to the following:

•	$12.9 million increase in gain on sale of loans;

•	$56.1 million increase in mark-to-market gain (loss)-derivative instruments

•	$11.5 million decrease in equity in net earning of IFC.

These period-over-period variances are discussed in further detail below.

Gain on sale of loans. Gain on sale of loans includes the difference between the price we acquire and originate mortgages and the price we receive upon the sale or securitization of mortgages plus or minus direct mortgage origination revenue and costs, i.e. loan and underwriting fees, commissions, appraisal review fees, document expense, etc. Substantially all mortgages sold or securitized during the first six months of 2004 and 2003 were done so on a servicing released basis for cash, which allows us to acquire and originate new mortgages with those cash proceeds. In order to minimize risks associated with the accumulation of our mortgages, we seek to securitize or sell our mortgages between 15 to 45 days from acquisition or origination, thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of mortgages. The $12.9 million increase in gain on sale of loans was primarily due to the consolidation of the mortgage operations. Gain on sale of loans increased to $14.5 million for the first six months of 2004 as the mortgage operations sold $1.1 billion of mortgages as whole loan sales and REMICs, on a servicing released basis, and the long-term investment operations completed $8.2 billion of CMOs, at which time mortgage servicing rights on the mortgages securing the CMOs were sold, as compared to gain on sale of loans of none during the first six months of 2003. During the first six months of 2003, the mortgage operations was an unconsolidated subsidiary of IMH and therefore no gain on sale of loans from the mortgage operations was consolidated with the financial results of IMH.

Mark to Market Gain (Loss) – Derivative Instruments

We enter into derivative contracts to manage the various risks associated with certain specific liabilities. On the date we enter into various derivative contracts, the derivatives were designated as a hedge of the variability in expected future cash flows associated with a financing obligation or future liability. In connection with the restatement, the Company now records a market valuation adjustment for its economic hedge and any subsequent such payments paid or received on these derivatives as a current period expense or revenue. In addition, the Company accounts for certain forward purchase commitment on mortgage loans as free-standing derivatives, and records the charges in fair value of such instruments and the related derivatives used to hedge the mortgage pipeline as a current period expense or revenue. During the six months ended June 30, 2004, mark –to-market gain (loss) derivative instruments increased to a gain of $41.3 million as compared to a loss of $(14.9) million for the same period in the previous year. The increase in mark–to-market gain (loss) derivative instruments was the result of a sharp increase in the one month forward LIBOR curve as a result of the Federal Reserves statement that they intended to raise short term interest rates at a measured pace. This resulted in an adjustment to future expectations of short term rates which affected the value of our derivative instruments.

Equity in net earnings of IFC. The $11.5 million decrease in equity in net earnings of IFC was due to the consolidation of the mortgage operations as of July 1, 2003. Net earnings of IFC was reported on a consolidated basis for the consolidation period, however, prior to July 1, 2003, IFCs net earnings were reflected as equity in net earnings of IFC on the consolidated financial statements

Non-Interest Expense

Consolidating effect of IFC. Non-interest income generated by the mortgage operations was reported on a consolidated basis for the consolidation period. Prior to July 1, 2003, non-interest income generated by the mortgage operations was a component of equity in net earnings of IFC on the consolidated financial statements for the non-consolidation period. For additional detail regarding the breakdown of non-interest expense by business segment refer to Note 5—Segment Reporting in the notes to consolidated financial statements.

Non-interest expense increased to $44.9 million for the first six months of 2004 as compared to $3.6 million for the first six months of 2003. The period-over-period increase in non-interest expense was primarily due to a $40.6 million increase in operating costs;

Operating costs. The $40.6 million increase in operating costs was primarily due to the consolidation of the mortgage operations. Operating costs increased to $44.7 million for the first six months of 2004 as compared to $4.1 million for the first six months of 2003. Operating costs include personnel expense, professional services, equipment expense, occupancy expense, data processing expense and general and administrative and other expense. Operating costs increased during the first six months of 2004 as compared to the first six months of 2003 primarily due to a 143% increase in mortgage acquisitions and originations. However, operating costs increased at a lower incremental per loan rate relative to mortgage acquisitions and originations as we believe that our efficient centralized operating structure and our web-based automated underwriting system, iDASLg2, allows us to maintain our position as a low cost nationwide acquirer and originator of Alt-A mortgages. In addition, a higher percentage of non-Impac mortgage acquisitions during the first six months of 2004 contributed to lower per loan acquisition costs as compared to the first six months of 2003. Non-Impac Alt-A mortgage acquisitions, which are acquired as bulk loan packages, generally require less staffing and corresponding operating costs than Impac Alt-A mortgages, which are acquired on a flow, or loan-by-loan basis. During the first six months of 2004 non-Impac mortgages accounted for 34% of total mortgage acquisitions and originations compared to 18% during the first six months of 2003.

The following table summarizes the principal balance of mortgage acquisitions and originations by loan characteristic for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2004		2003
	Principal Balance	%	Principal Balance	%
By Loan Type:
Fixed rate first trust deed	$1,278,549	14	$1,885,593	51
Fixed rate second trust deed	280,762	3	53,807	2
Adjustable rate:
Primarily six-month LIBOR indexed ARMs (1)	1,433,056	16	923,102	25
Primarily six-month LIBOR indexed hybrids (2)	5,927,440	67	809,298	22

Total adjustable rate	7,360,496	83	1,732,400	47

Total Mortgage Acquisitions and Originations	$8,919,807	100	$3,671,800	100

By Production Channel:
Correspondent acquisitions:
Flow	$4,622,008	52	$2,128,928	58
Bulk, or non-Impac mortgages	3,039,927	34	663,445	18

Total correspondent acquisitions	7,661,935	86	2,792,373	76

Wholesale and retail originations	918,519	10	667,187	18
Novelle Financial Services, Inc.	339,353	4	212,240	6

Total Mortgage Acquisitions and Originations	$8,919,807	100	$3,671,800	100

By Credit Quality:
Alt-A	$8,554,519	96	$3,441,339	94
B/C (3)	365,288	4	230,461	6

Total Mortgage Acquisitions and Originations	$8,919,807	100	$3,671,800	100

By Purpose:
Purchase	$5,186,099	58	$1,626,400	44
Refinance	3,733,708	42	2,045,400	56

Total Mortgage Acquisitions and Originations	$8,919,807	100	$3,671,800	100

By Prepayment Penalty:
With prepayment penalty	$6,308,842	71	$3,029,803	83
Without prepayment penalty	2,610,965	29	641,997	17

Total Mortgage Acquisitions and Originations	$8,919,807	100	$3,671,800	100

(1)	Also includes minimal principal balances of one-year LIBOR and constant maturity Treasury ARMs.

(2)	Mortgages are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.
(3)	The first six months of 2004 and 2003 includes $339.4 million and $212.2 million, respectively, of B/C mortgages originated by NFS, a subsidiary of IFC, that are subsequently sold to third party investors for cash gains.

Provision for Loan Losses and Allowance for Loan Losses

Provision for loan losses were $25.0 million for the first six months of 2004 as compared to $13.5 million for the first six months of 2003. An allowance is maintained for losses on loans provided for at an amount that management believes provides for losses inherent in those loan portfolios. We have implemented a methodology designed to analyze the performance of various loan portfolios based upon the relatively homogeneous nature within these loan portfolios. The allowance for losses is also analyzed using the following factors:

•	management’s judgment of the net loss potential of mortgages in our mortgage loan investment portfolio based on prior loan loss experience;

•	changes in the nature and volume of the mortgage loan investment portfolio;

•	value of the collateral;

•	delinquency trends; and

•	current economic conditions that may affect the borrowers’ ability to pay.

At the end of the first quarter of 2004, we discovered that one client of the warehouse lending operations and certain of its officers had perpetrated a fraud pursuant to which they defrauded the warehouse lending operations into making advances pursuant to a warehouse line of credit. As of the date the fraud was discovered, an aggregate of $12.6 million of fraudulent loan advances were outstanding. We immediately terminated the warehouse line of credit and have been cooperating with federal investigators in their ongoing investigation of the defrauding parties. It appears that the defrauding parties had perpetrated a similar fraud on another warehouse lender. We retained an independent consultant to investigate the matter; the investigator reported that no principals of the warehouse lending operations had knowingly participated in the fraud and stated that it is not likely that any other client of the warehouse lending operations could duplicate the same fraud. With the aid of independent counsel, the audit committee of our board of directors reviewed the report and the scope of the investigation and concurs with the assessment set forth in the report. In response, we have taken steps to enhance procedures at our warehouse lending operations, including improvements of the application approval and funding processes of mortgage bankers and follow-up quality control checks. As a result of the fraud, during the first quarter of 2004 we established a specific allowance for loan losses in the amount of $6.0 million to provide for anticipated losses on the fraudulent warehouse advances as we have deemed this amount to be non-collectible. During the second quarter of 2004 we increased the specific allowance for loan losses by $2.0 million to $8.0 million as a result of the re-evaluation of the remaining collateral. Based on available information, we believe we will be able to recover the remaining $4.6 million of related warehouse advances. Because we deem $8.0 million of the total warehouse advances to be non-collectible and anticipate that it will result in a tax deduction upon the filing of our 2004 corporate income tax return, we reflected the $8.0 million as a reduction to estimated taxable income for the second quarter of 2004 as shown in the reconciliation of net earnings to estimated taxable income above. To the extent that we believe that the actual losses will exceed the $8.0 million allowance, we will make an additional allowance for loan losses when, or if, we determine it is appropriate to do so as events and circumstances dictate. However, we believe that this specific allowance is adequate to provide for anticipated loan losses based on currently available information.

As of June 30, 2004, allowance for loan losses increased to $60.2 million as compared to $38.6 million as of December 31, 2003 as we retained $8.3 billion of mortgages year-to-date and increased allowance for loan losses accordingly. In our opinion and in accordance with our loan loss allowance methodology, we believe that the present allowance for loan losses is adequate to provide for losses inherent in our loan portfolios. For additional information regarding delinquencies of mortgages in our mortgage loan investment portfolio refer to “Financial Condition” below. In our opinion and in accordance with our loan loss allowance methodology, we believe that the present allowance for loan losses is adequate to provide for losses inherent in our loan portfolios. For additional information regarding delinquencies of mortgages in our mortgage loan investment portfolio refer to “Financial Condition” below.

Financial Condition

Total assets grew 62% to $17.2 billion as of June 30, 2004 as compared to $10.6 billion as of December 31, 2003 as the long-term investment operations retained $8.3 billion of primarily adjustable rate and fixed rate Alt-A mortgages and multi-family mortgages during the first six months of 2004. The following table presents selected financial data as of the dates indicated (dollars in thousands, except per share data and master servicing portfolio):

	As of and For the Quarter Ended,
	June 30, 2004	December 31, 2003	June 30, 2003
Book value per share	$11.19	$8.39	$6.96
Return on average assets	3.92%	1.95%	1.65%
Return on average equity	92.81%	49.57%	40.36%
Assets to equity ratio	20.73:1	22.35:1	23.27:1
Debt to equity ratio	19.59:1	21. 28:1	22.17:1
Mortgages owned 60+ days delinquent	$238,660	$175,313	$206,307
60+ day delinquency of mortgages owned	1.49%	1.79%	3.28%
Mortgages owned 90+ days delinquent and other real estate owned.	$180,617	$140,369	$172,900
90+ days delinquency of mortgages owned and other real estate owned to total assets	1.05%	1.33%	2.11%
Master servicing portfolio (in billions)	$20,129	$13,920	$10,444

The retention of mortgages during the first six months of 2004 resulted in a 72% increase in mortgages held as CMO collateral to $14.8 billion as of June 30, 2004 as compared to $8.6 billion as of December 31, 2003. The following table presents selected information about mortgages held as CMO collateral as of the dates indicated:

	As of the Quarter Ended,
	June 30, 2004	December 31, 2003	June 30, 2003
Percent of Alt-A mortgages	99	99	99
Percent of ARMs	88	86	81
Percent of FRMs	12	14	19
Percent of hybrid ARMs	61	48	33
Weighted average coupon	5.45	5.56	5.98
Weighted average margin	3.33	3.10	3.00
Weighted average original LTV	77	79	80
Weighted average original credit score	698	694	689
Prior 3-month CPR	34	31	27
Prior 12-month CPR	31	28	25
Percent with active prepayment penalty	76	81	81
Percent of mortgages in California	64	64	63
Percent of purchase transactions	58	57	57
Percent of owner occupied	85	87	90
Percent of first lien	99	99	99

We believe that in order for us to generate positive cash flows, we must successfully manage the following primary operational and market risks:

•	credit risk;

•	prepayment risk;

•	liquidity risk; and

•	interest rate risk.

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

We believe that by improving the overall credit quality of our long-term mortgage portfolio we can consistently generate stable future cash flow and taxable income. As of June 30, 2004, the original weighted average credit score of mortgages held as CMO collateral was 698 and the original weighted average LTV ratio was 77%.

During the first six months of 2004, we retained $8.1 billion of primarily adjustable rate and fixed rate Alt-A mortgages that were acquired or originated by the mortgage operations with an original weighted average credit score of 699 and an original weighted average LTV ratio of 77%. Of the $8.1 billion of mortgages retained during the first six months of 2004, $3.0 billion were non-Impac mortgages that were acquired by the mortgage operations with an original weighted average credit score of 700 and an original weighted average LTV ratio of 77%. IMCC also originated $211.0 million of multi-family mortgages with a weighted average credit score of 722 and an original weighted average LTV of 65%.

We monitor our sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide. This includes an effective and aggressive collection effort in order to minimize mortgages from becoming seriously delinquent. However, when resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform ongoing review of mortgages that display weaknesses and believe that we maintain adequate loss allowance on the mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. In foreclosure sales, we generally acquire title to the property. As of June 30, 2004, our long-term mortgage portfolio included 1.49% of mortgages that were 60 days or more delinquent compared to 1.79% as of December 31, 2003.

The following table summarizes mortgages in our long-term mortgage portfolio that were 60 or more days delinquent for the periods indicated (in thousands):

	At June 30, 2004	At December 31, 2003
60-89 days delinquent	$75,079	$51,173
90 or more days delinquent	43,864	52,080
Foreclosures	107,980	66,767
Delinquent bankruptcies	11,737	5,293

Total 60 or more days delinquent	$238,660	$175,313

Seriously delinquent assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. When real estate is acquired in settlement of loans, or “other real estate owned,” the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion. As of June 30, 2004, seriously delinquent assets and other real estate owned as a percentage of total assets was 1.05% as compared to 1.33% as of December 31, 2003.

The following table summarizes mortgages in our long-term mortgage portfolio that were seriously delinquent and other real estate owned for the periods indicated (in thousands):

	At June 30, 2004	At December 31, 2003
90 or more days delinquent	$163,581	$124,140
Other real estate owned	17,036	16,229

Total	$180,617	$140,369

Prepayment Risk. As of June 30, 2004, 76% of mortgages held as CMO collateral had prepayment penalty features as compared to 81% as of December 31, 2003. 71% of mortgages retained during the first six months of 2004 had prepayment penalty features ranging from two to seven years as compared to 83% during the first six months of 2003. Mortgages held as CMO collateral had a 12-month CPR of 31% as of June 30, 2004 as compared to a 12-month CPR of 25% as of June 30, 2003.

Liquidity Risk. We employ a leveraging strategy to increase assets by financing our long-term mortgage portfolio primarily with CMO borrowings, reverse repurchase agreements and capital and then using cash proceeds to acquire additional mortgage assets. We retain ARMs and FRMs that are acquired and originated by the mortgage operations and finance the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements. After accumulating a pool of mortgages, we securitize the mortgages in the form of CMOs. Our strategy is to securitize our mortgages every 15 to 45 days in order to reduce the accumulation period that mortgages are outstanding on short-term warehouse or reverse repurchase facilities, which reduces our exposure to margin calls on these facilities. CMOs are classes of bonds that are sold to investors in mortgage-backed securities and as such are not subject to margin calls. In addition, CMOs generally require a smaller initial cash investment as a percentage of mortgages financed than does interim warehouse and reverse repurchase financing.

Because of the prepayment and loss rates of our Alt-A mortgages, we have received favorable credit ratings on our CMOs from credit rating agencies, which has reduced our required initial capital investment as a percentage of mortgages securing CMO financing. However, the ratio of total assets to total equity, or “leverage ratio,” declined to 20.73 to 1 as of June 30, 2004 compared to 22.35 to 1 as of December 31, 2003 as capital that was raised during the second quarter of 2004 was not fully deployed in the acquisition of mortgage assets as of quarter-end. We continually monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to “Liquidity and Capital Resources” below.

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

Our operating businesses primarily use available funds as follows:

•	acquisition and origination of mortgages,

•	investment in mortgages;

•	provide short-term warehouse advances to affiliates and non-affiliated clients; and

•	pay common and preferred stock dividends.

Acquisition and origination of mortgages. During the first six months of 2004, the mortgage operations acquired $8.9 billion of primarily Alt-A mortgages. The acquisition and origination of mortgages are initially financed with warehouse borrowings which require an initial capital investment of generally between 2% to 5% of the outstanding principal balance of the mortgages, or “haircut,” depending on the collateral provided. In addition to the haircut, initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated. During the first six months of 2004, the mortgage operations paid weighted average premiums of 2.31% of the principal balance of mortgages acquired and originated. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages between 15 to 45 days of acquisition or origination.

In addition, IMCC originated $211.0 million of multi-family mortgages which were initially financed with short-term warehouse financing that generally require a 10% to 15% haircut. Multi-family mortgages are either sold as whole loan sales or are financed with CMO borrowings at lower OC requirements than haircut requirements for warehouse financing.

Investment in mortgages. The long-term investment operations retained $8.1 billion of primarily Alt-A mortgages that were acquired from the mortgage operations during the first six months of 2004. The retention of mortgages are initially financed with warehouse borrowings which require an initial haircut between 2% to 5% of the outstanding principal balance of the mortgages. In addition to the haircut, initial capital invested in mortgages includes premiums paid when mortgages are acquired from the mortgage operations. Capital invested in mortgages is outstanding until we securitize mortgages as CMOs and repay warehouse borrowings and recoup our 2% to 5% haircut. Then, depending on credit ratings from national credit rating agencies on our CMOs, we are generally required to provide an over-collateralization, or “OC,” of 0.50% to 1% of the principal balance of mortgages securing CMO financing as compared to a haircut of 2% to 5% of the principal balance of mortgages securing short-term warehouse financing. Our total capital investment in CMOs generally range from approximately 3% to 5% of the principal balance of mortgages securing CMO borrowings, which includes premiums paid upon acquisition of mortgages, costs paid for completion of CMOs, costs to acquire derivative instruments and OC required to achieve desired credit ratings.

Provide short-term warehouse advances to affiliates and non-affiliates. We utilize committed and uncommitted warehouse facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations. The warehouse lending operations provides short-term financing to the mortgage operations and non-affiliated clients from the closing of mortgages to their sale or other settlement with investors. The warehouse lending operations generally finances between 95% and 98% of the fair market value of the principal balance of mortgages, which equates to a haircut requirement of between 2% and 5%, at prime rate plus a spread. The mortgage operations has uncommitted warehouse line agreements to obtain financing of up to $800.0 million from the warehouse lending operations at prime minus 0.50% during the period that the mortgage operations accumulates mortgages until the mortgages are securitized or sold. In addition, as of June 30, 2004, the warehouse lending operations had $867.8 million of approved warehouse lines available to non-affiliated clients, of which $579.7 million was outstanding.

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

Pay common and preferred stock dividends. We paid common stock dividends $41.2 million and preferred stock dividends of $443,000 during the first six months of 2004. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. As such, we declared cash dividends of $1.40 per outstanding share during the first six months of 2004 on net earnings of $2.27 per diluted share. A portion of dividends paid to IMH’s common stockholders come from dividend distributions from the mortgage operations to IMH. During the first six months of 2004, the mortgage operations provided a dividend distribution of $15.0 million to IMH. However, because the mortgage operations may seek to retain earnings to fund the acquisition and origination of mortgages or to expand the mortgage operations, the board of directors of the mortgage operations may decide that the mortgage operations should cease making dividend distributions in the future. This could reduce the amount of taxable income that would be distributed to IMH stockholders in the form of dividends.

Our operating businesses are primarily funded as follows:

•	CMO borrowings and reverse repurchase agreements;

•	excess cash flows from our long-term mortgage portfolio;

•	sale and securitization of mortgages; and

•	cash proceeds from the issuance of securities.

CMO borrowings and reverse repurchase agreements. We use CMO borrowings and reverse repurchase agreements to fund substantially all warehouse financing to affiliates and non-affiliated clients and the acquisition and origination of mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase agreements with third party lenders. We primarily use committed and uncommitted repurchase facilities with major investment banks to finance substantially all warehouse financing, as needed. These reverse repurchase agreements may have certain covenant tests which we continue to satisfy. As of June 30, 2004, the warehouse lending operations had $2.15 billion of committed and uncommitted repurchase facilities with various lenders of which $1.56 billion was outstanding. Of total repurchase facilities, one of our lenders provides financing up to $200.0 million to finance the origination of multi-family mortgages of which a substantial portion is committed.

From time to time, we may utilize term reverse repurchase financing provided to us by an underwriter who underwrites some of our securitizations. The term reverse repurchase financing funds mortgages that are specifically allocated to securitization transactions, which allows us to reduce overall borrowings outstanding on reverse repurchase agreements with other lenders during the period immediately prior to the settlement of the securitization. Terms and interest rates on the term reverse repurchase facilities are similar to other reverse repurchase agreements. Term reverse repurchase financing are generally repaid with 30 days from the date funds are advanced. During the first six months of 2004, average balances outstanding on term reverse repurchases were $190.5 million and $30.2 million was outstanding on term reverse repurchase agreements as of June 30, 2004.

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

During the first six months of 2004, we completed $8.2 billion of CMOs, of which $7.6 billion were adjustable rate CMOs and $599.0 million were fixed rate CMOs, to provide long-term financing for the retention of primarily Alt-A mortgages and the origination of multi-family mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as CMO collateral, which means that we have to provide less initial capital upon completion of CMOs. Capital investment in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies.

Excess cash flows from our long-term mortgage portfolio. We receive excess cash flows on mortgages held as CMO collateral after distributions are made to investors in CMOs to the extent cash or other collateral required to maintain desired credit ratings on the CMOs is fulfilled. Excess cash flows represent the difference between principal and interest payments on the mortgages less the following (in order of priority paid):

•	servicing fees paid to mortgage servicers and sub-servicers;

•	insurance premiums paid to mortgage insurers;

•	cash received or paid to counterparties on derivative instruments hedging CMO financing;

•	actual losses incurred upon disposition of real estate acquired in settlement of mortgages;

•	interest paid to bondholders; and

•	pro-rata early principal prepayments paid to bondholders;

Sale and securitization of mortgages. When the mortgage operations accumulates a sufficient amount of mortgages, it sells mortgages to the long-term investment operations or to third party investors as whole loan sales or securitizes the mortgages as REMICs.

The mortgage operations sold $8.1 billion of mortgages to the long-term investment operations during the first six months of 2004 and sold $1.1 billion of mortgages as whole loan sales and REMICs. The mortgage operations sold mortgage servicing rights on substantially all mortgages sold during the first six months of 2004. The sale of mortgage servicing rights generated substantially all cash, which was used to acquire and originate additional mortgage assets.

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

Cash proceeds from the issuance of securities. In December 2003, we filed with the SEC a shelf registration statement that allows us to sell up to $500.0 million of securities, including common stock, preferred stock, debt securities and warrants. In February 2004, we raised $106.5 million in net proceeds from the issuance of 5,750,000 new shares of common stock and in May and June of 2004 we raised $32.3 million in net proceeds from the issuance of 1,725,000 shares of common stock. In May 2004 we also raised $48.4 million in net proceeds from the issuance of 2,000,000 shares of 9.375% Series B Cumulative Redeemable Preferred Stock. In addition, pursuant to an equity distribution agreement entered into in May of 2004 with UBS Securities, LLC (“UBS”), we sold 5,208,000 shares of common stock and received net proceeds of $101.8 million during the second quarter of 2004. UBS Securities, LLC received a commission of 3% of the gross sales price per share of the shares of common stock sold pursuant to the equity distribution agreement, which amounted to an aggregate commission of $3.1 million. From July 1 to July 8, 2004, the remaining 992,000 shares of common stock were sold pursuant to the equity distribution agreement with net proceeds to us of $21.2 million and $654,000 in aggregate commission to UBS. With the sale of the 6,200,000 shares, there are no shares of common stock remaining to be sold pursuant to the equity distribution agreement. By issuing new shares periodically throughout the year, we believe that we were able to utilize new capital more efficiently and profitably.

Cash Flows

Operating Activities - Net cash provided by operating activities was $2.5 million for the first six months of 2004 as compared to $128.7 million for the first six months of 2003. Net cash flows of $82.8 million was used in operating activities to primarily acquire and originate mortgages, net of loan sales.

Investing Activities - Net cash used in investing activities was $6.4 billion for the first six months of 2004 as compared to $1.7 billion for the first six months of 2003. Net cash flows of $6.2 billion was used in investing activities to primarily invest in mortgages, net of principal repayments.

Financing Activities - Net cash provided by financing activities was $6.5 billion for the first six months of 2004 as compared to $1.6 billion for the first six months of 2003. Net cash flows of $6.2 billion was provided by financing activities primarily from CMO financing, net of principal repayments.

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

We cannot assure you that any of these alternatives will be available to us, or if available, that we will be able to negotiate favorable terms. Our ability to meet our long-term liquidity requirements is subject to the renewal of our credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by our lenders and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry and market trends in our various businesses, the lenders’ and/or investors’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. If we cannot raise cash by selling debt or equity securities, we may be forced to sell our assets at unfavorable prices or discontinue various business activities. Our inability to access the capital markets could have a negative impact on our growth of taxable income and also our ability to pay dividends.

Any significant margin calls under our financing facilities would adversely affect our liquidity and may adversely affect our financial results.

Prior to the fourth quarter of 1998, we generally had no difficulty in obtaining favorable financing facilities or in selling acquired mortgages. However, during the fourth quarter of 1998, the mortgage industry experienced substantial turmoil as a result of a lack of liquidity in the secondary markets. At that time, investors expressed unwillingness to purchase interests in securitizations due, in part, too:

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

We face risks related to our recent accounting restatements.

On July 22, 2004, we publicly announced that we had discovered accounting inaccuracies in previously reported financial statements. As a result, following consultation with our auditors, we decided to restate our financial statements for the three months ended March 31, 2004 and 2003 the three and six months ended June 30, 2003, three and nine months ended September 30, 2003 and each of the years ended December 31, 2003, 2002 and 2001 to correct accounting entries. The restatements related to a correction to our revenue recognition practice with respect to the cash sales of mortgage servicing rights to unrelated third parties when the mortgage loans are retained, the correction in accounting for derivatives and hedging activities, selected elimination entries to consolidate IFC with that of IMH and the accounting for purchase commitments as a derivative. The following is the net effect of the restatements.

•	For the three months ended March 31, 2004 and 2003, net earnings declined $36.7 million and $736,000, respectively;
•	For the three- and six months ended June 30, 2003, net earnings increased $2.4 million and $1.7 million, respectively;
•	For the three- and nine months ended September 30, 2003, net earnings increased $11.2 million and $12.8 million; and
•	For the three-year period ended December 31, 2003, net earnings increased $21.7 million and declined $(34.6) million and $(35.4) million, respectively.

As a result, the restatement of these financial statements may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing, such as lines of credit or otherwise. We may not be able to effectuate our current operating strategy, including the ability to originate, acquire or securitize mortgages loans at projected levels. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our common stock to decline.

We incurred losses for fiscal years 1997, 1998, 2000 and 2001 and may incur losses in the future.

During the years ended December 31, 2001 and 2000, we experienced a net loss of $ 2.2 million and $54.5 million. The 2001 loss was related to the mark-to-market loss on derivative instruments and the 2000 loss was the result of write-downs of non-performing investment securities secured by mortgages and additional increases in the provision for loan losses to provide for the deterioration of the performance of collateral supporting specific investment securities for 2000. During the year ended December 31, 1998, we experienced a net loss of $5.9 million primarily as the mortgage industry experienced substantial turmoil as a result of a lack of liquidity in the secondary markets, which caused us to sell mortgages at losses to meet margin calls on our financing facilities. During the year ended December 31, 1997, we experienced a net loss of $16.0 million. The net loss incurred during 1997 included an accounting charge of $44.4 million that was the result of expenses related to the termination and buyout of our management agreement with Imperial Credit Advisors, Inc. We cannot be certain that revenues will remain at current levels or improve or that we will be profitable in the future, which could prevent us from effectuating our business strategy.

If we are unable to complete securitizations or if we experience delayed mortgage loan sales or securitization closings, we could face a liquidity shortage which would adversely affect our operating results.

We rely significantly upon securitizations to generate cash proceeds to repay borrowings and replenish our borrowing capacity. If there is a delay in a securitization closing or any reduction in our ability to complete securitizations we may be required to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing mortgage sales or securitizations of our mortgages increase our risk by exposing us to credit and interest rate risks for this extended period of time. Furthermore, gains on sales from certain of our securitizations represent a significant portion of our taxable income. Several factors could affect our ability to complete securitizations of our mortgages, including:

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

We utilize the Internet in our business principally for the implementation of our automated mortgage origination program, iDASLg2. iDASLg2 allows our customers to pre-qualify borrowers for various mortgage programs based on criteria requested from the borrower and renders an automated underwriting decision by issuing an approval of the mortgage loan or a referral for further review or additional information. Substantially, all of our correspondents submit mortgages through iDASLg2 and all wholesale mortgages delivered by mortgage bankers and brokers are directly underwritten through the use of iDASLg2. iDASLg2 may be interrupted if the Internet experiences periods of poor performance, if our computer systems or the systems of our third-party service providers contain defects, or if customers are reluctant to use or have inadequate connectivity to the Internet. Increased government regulation of the Internet could also adversely affect our use of the Internet in unanticipated ways and discourage our customers from using our services. If our ability to use the Internet in providing our services is impaired, our ability to originate or acquire mortgages on an automated basis could be delayed or reduced. Furthermore, we rely on a third party hosting company in connection with the use of iDASLg2. If the third party hosting company fails for any reason, and adequate back-up is not implemented in a timely manner, it may delay and reduce those mortgage acquisitions and originations done through iDASLg2. Any substantial delay and reduction in our mortgage acquisitions and originations will reduce our taxable income for the applicable period.

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

Our operating results will be affected by the results of our hedging activities.

To offset the risks associated with our mortgage operations, we enter into transactions designed to hedge our interest rate risks. To offset the risks associated with adjustable rate borrowings, we attempt to match the interest rate sensitivities of our ARMs with the associated financing liabilities. Our management determines the nature and quantity of the hedging transactions based on various factors, including market conditions and the expected volume of mortgage acquisitions. While we believe that we properly hedge our interest rate risk, as a result of the restatement of our financial statements we had currently elected not to use hedge accounting as established by the Financial Accounting Standards Board, or FASB,” under the provisions of Statement of Financial Accounting Standards No. 133, or “SFAS 133,” to account for our hedging activities. The effect of this election means that our hedging activity will result in significant volatility in our quarterly earnings as interest rates go up or down. It is possible that there will be periods during which we will incur losses on hedging activities. In addition, if the counter parties to our hedging transactions are unable to perform according to the terms of the contracts, we may incur losses. While we believe we prudently hedge our interest rate risk, our hedging transactions may not offset the risk of adverse changes in net interest margins.

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

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result, we identified certain deficiencies in some of our disclosure controls and procedures which we believe require remediation. We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates. We also may be subject to the federal alternative minimum tax. Unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. Therefore, if we lose our REIT status, the funds available for distribution to stockholders would be reduced substantially for each of the years involved. Failure to qualify as a REIT could adversely affect the value of our securities.

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

Notwithstanding the above, we recently amended our charter so that nothing in the charter will preclude the settlement of transactions entered into through the facilities of the New York Stock Exchange (“NYSE”).

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

Risks Related To Ownership of Our Securities

Our share prices have been and may continue to be volatile.

Historically, the market price of our securities has been volatile. The market price of our securities is likely to continue to be highly volatile and could be significantly affected by factors including:

•	the amount of dividends paid;

•	availability of liquidity in the securitization market;

•	loan sale pricing;

•	termination of financing agreements;

•	margin calls by warehouse lenders or changes in warehouse lending rates;

•	unanticipated fluctuations in our operating results;

•	prepayments on mortgages;

•	valuations of securitization related assets;

•	the effect of the restatement of our financial condition and results of operations.

•	mark to market adjustments related to the fair value of our derivative instruments

•	cost of funds; and

•	general market conditions.

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

To sustain our growth strategy we intend to raise capital through the sale of equity. The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. We do not know the actual or perceived effect of these offerings, the timing of these offerings, the potential dilution of the book value or earnings per share of our securities then outstanding; and the effect on the market price of our securities then outstanding. In December 2003, we filed a shelf registration statement for a total of $500.0 million, which may be used in connection with offerings of debt securities, common stock, preferred stock, warrants, and/or units for general corporate purposes. We may currently sell additional securities worth approximately $177.1 million (gross proceeds) from this shelf registration statement in the future. In May and June 2004, we issued 1,725,000 shares of common stock and 2,000,000 shares of Series B Preferred Stock from this shelf. We also have shares reserved for future issuance under our stock plans. The sale of a large amount of shares or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General Overview

Although we manage credit, prepayment and liquidity risk in the normal course of business, we consider interest rate risk to be a significant market risk, which could potentially have the largest material impact on our financial condition and results of operations. Since a significant portion of our revenues and earnings are derived from net interest income, we strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. When interest rates fluctuate, profitability can be adversely affected by changes in the fair market value of our assets and liabilities and by the interest spread earned on interest-earning assets and interest-bearing liabilities. We derive income from the differential spread between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Any change in interest rates affects income received and income paid from assets and liabilities in varying and typically in unequal amounts. Changing interest rates may compress our interest rate margins and adversely affect overall net earnings.

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

Changes in Interest Rates

ALCO follows an interest rate hedging program intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate CMO borrowings. Our primary objective is to hedge our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate hedging program is formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on our adjustable rate CMO borrowings.

We primarily acquire for long-term investment ARMs and hybrid ARMs and, to a lesser extent, FRMs. ARMs are generally subject to periodic and lifetime interest rate caps. This means that the interest rate of each ARM is limited to upward or downward movements on its periodic interest rate adjustment date, generally six months, or over the life of the mortgage. Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1% per semiannual adjustment. Also, each ARM has a maximum lifetime interest rate cap. Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations. During a period of rapidly increasing or decreasing interest rates, financing costs could increase or decrease at a faster rate than the periodic interest rate adjustments on mortgages would allow, which could affect net interest income. In addition, if market rates were to exceed the maximum interest rates of our ARMs, borrowing costs could increase while interest rates on ARMs would remain constant.

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

We refer to the 12-month projection of net interest income as the “base case.” Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward yield curve used to determine the base case and including any associated changes in projected mortgage prepayment rates caused by changes in interest rates. The results of each 100 basis point change in interest rates are then compared against the base case to determine the estimated dollar and percentage change to net interest income. The simulations consider the affect of interest rate changes on interest sensitive assets and liabilities as well as derivative instruments. The simulations also consider the impact that instantaneous and parallel shift in interest rates have on prepayment rates and the resulting affect of accelerating or decelerating amortization rates of premium and securitization costs on net interest income. The following table estimates the financial impact to net interest income from various instantaneous and parallel shifts in interest rates based on both our on- and off-balance sheet structure as of May 31, 2004:

% change in base case net interest income
Instantaneous and Parallel Change in Interest Rates (1)
Up 300 basis points, or 3%	-9
Up 200 basis points, or 2%	-4
Up 100 basis points, or 1%	-1
Down 100 basis points, or 1%	-1

(1)	Instantaneous and parallel interest rate changes over and under the projected forward yield curve.

Also net change in base case assume cash payments made or received on derivative instruments is included on net interest increase for purposes of doing this rate stock analysis only. The use of derivative instruments to hedge changes in interest rates is an integral part of our strategy to limit interest rate risk. By using derivative instruments, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to minimize significant changes to base case net interest income as interest rates change. In the above analysis, base case net interest income without the use of derivative instruments would cause base case net interest income to fluctuate substantially while the use of derivative instruments creates less volatility in net interest income.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include processes to accumulate and communicate relevant information to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act, as of December 31, 2003. Based on their evaluation, our management concluded that our disclosure controls and procedures were effective.

Subsequent to filing our original annual report on Form 10-K, and in connection with the preparation and review of our financial statements for the quarter ended June 30, 2004, management identified errors that led to a decision to restate our financial statements for the years ended December 31, 2003, 2002 and 2001, for the three months ended March 31, 2004 and 2003 for the three and six month ended June 30, 2003 and for the three and nine months ended September 30, 2003. The restatements are further discussed in Note A.2 - Restatement of Consolidated Financial Statements in our Notes to Consolidated Financial Statements.

Subsequent to management’s identification of the errors in our financial statements and after reporting the error to our independent registered public accounting firm, KPMG LLP (“KPMG”), we noted certain matters regarding financial reporting and the interpretation of financial accounting standards in accordance with generally acceptable accounting principles to be a material weakness in internal controls as defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Inadequate controls and procedures in the accounting and financial reporting departments for appropriately interpreting and applying accounting principles in order to prevent or detect misstatements of accounting information was a material weakness that was identified.

In connection with restating our financial statements as provided in this report, our CEO and CFO, with the participation of other management, re-evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2003 and based on the re-evaluation by our CEO and CFO, they concluded that, as of the end of the year ended December 31, 2003 and the quarter ended June 30, 2004, there were certain deficiencies in some of our disclosure controls and procedures, which has resulted in a conclusion that such disclosure controls were ineffective.

As a result of the findings described above and in addition to our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, we began implementing the following actions:

•	we sought to thoroughly understand the nature of the issues through discussions with KPMG and our Audit Committee;

•	as part of our new internal control procedures, we are enhancing our documentation of critical accounting policies.;

•	we hired outside consultants to assist our internal audit group in documenting our accounting and business processes and identifying areas that require control or process improvement;

•	we have begun establishing and continue to establish new internal control processes based on discussions with our consultants that we have engaged to help us in this regard and our own management team seeking to remedy any problems identified;

•	in June 2004, we hired a Director of Internal Audit whose primary responsibilities are to oversee the establishment of formalized policies and procedures throughout our organization and to document and assess our system of internal controls;

•	we began instituting, and continue to institute, new procedures around our quarterly reporting processes whereby significant accounting issues are discussed and documented, reviewed with our external auditors and our Audit Committee, formally approved by our management, and given timely effect in our books and records; and

•	we have embarked on the hiring of additional resources in the accounting and finance areas with expertise in technical accounting and SEC reporting.

We believe that our disclosure controls and procedures, including our internal control over financial reporting, have improved due to the scrutiny of such matters by our management and Audit Committee, and other consultants we have engaged to assist us in assessing and improving our controls and procedures. We believe our controls and procedures will continue to improve as we complete the implementation of the actions described above. We note, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving it stated goals under all potential future conditions. Over time, our control systems as we develop them may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based in part upon these changes, our CEO and CFO, believe that as of the filing date of this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Controls

During the fourth quarter of 2003, there were no changes in our’s internal controls over financial reporting that that have materially affected or are reasonable likely to materially affect our’s internal controls over financial reporting. Subsequent to December 31, 2003, we began implementation of the changes discussed above which actions have materially affected, or are reasonable likely to materially affect, our’s internal controls over financial reporting. When fully implemented, we will test the operating effectiveness of such controls, as performed, in the normal course of business.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

With respect to the complaint captioned Garry Lee Skinner and Judy Cooper Skinner, et al. v. Preferred Credit, et al., which is described in IMH’s annual report on Form 10-K for the year ended December 31, 2003, a motion to dismiss the complaint was granted by an order of the court dated June 9, 2004. The plaintiffs have noticed an appeal.

With respect to the complaints captioned Michael and Amber Stallings v. Empire Funding Home Loan Owner Trust 1997-3; U.S. Bank, National Association; and Wilmington Trust Company, which is described in IMH’s annual report on Form 10-K for the year ended December 31, 2003, on April 5, 2004, the court conducted a status conference and agreed to administratively close the case pending the outcome of an appeal of a similar case before Sixth Circuit. Although the court has not yet issued its order administratively closing the case, the court’s intent to issue such an order is indicated in the minutes of the status conference contained in the court’s docket.

With respect to the complaint captioned Frazier, et al v. Impac Funding Corp., et al., which is described in IMH’s annual report on Form 10-K for the year ended December 31, 2003, on April 5, 2004, the court conducted a status conference and agreed to administratively close the case pending the outcome of an appeal of a similar case before Sixth Circuit. On April 29, 2004, the court issued its order administratively closing Frazier.

On April 14, 2004, an action was filed in the Circuit Court of DuPage County, Illinois as Case No. 04 L 391 entitled Sally Sengpiel v. GMAC Mortgage Corporation, Impac Funding Corp. d/b/a Impac Leasing Group. The complaint contains allegation of a class action and alleges that the defendants required prepayment penalties on notes, which exceed an annual percentage rate of 8% per annum in violation of Illinois law. The plaintiff is seeking actual and statutory damages and injunctive relief. On June 28, 2004, we filed a motion to dismiss the complaint.

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

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2004, we held our annual meeting of stockholders. Of 62,650,696 shares eligible to vote, 59,597,212, or 95.1%, votes were returned, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote: (1) Proposal I - Election of Directors and (2) Proposal II – Amendment to IMH’s Charter.

The voting did not consist of any broker non-votes.

Proposal I - Election of Directors

The results of voting on these proposals are as follows:

Director	For	Against	Elected
Joseph R. Tomkinson	58,894,764	702,448	Yes
William S. Ashmore	59,023,464	573,748	Yes
James Walsh	58,032,619	1,564,593	Yes
Frank P. Filipps	58,000,219	1,596,993	Yes
Stephan R. Peers	55,409,603	4,187,609	Yes
William E. Rose	58,945,557	651,655	Yes
Leigh J. Abrams	59,067,919	529,293	Yes

All directors are elected at our annual stockholders meeting.

Proposal II - Amendment to IMH’s charter

Proposal II was approved with 58,773,158 shares voted for, 475,649 voted against and 348,402 abstained from voting, thereby, amending and reinstating Article VII of our charter so that nothing in the charter will preclude the settlement of transactions entered into through the facilities of the NYSE.

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

3.1 (g)	Certificate of Correction for Series C Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1 (h)	Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on July 12, 2002, reclassifying Series C Preferred Stock of the Registrant (incorporated by reference to exhibit 9 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1 (i)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on July 17, 2002, increasing authorized shares of Common Stock of the Registrant (incorporated by reference to exhibit 10 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1 (j)	Resolution to Change Principal Officer or Resident Agent, filed with the State Department of Assessments and Taxation of Maryland on September 11, 2002 (incorporated by reference to exhibit 3.1(j) of the Registrant’s 10-K for the year ended December 31, 2002).

3.1(k)	Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on May 26,

2004, designating the Registrant’s 9.375% Series B Cumulative Redeemable Preferred Stock, liquidated preference $25.00 per share, par value $0.01 per share (incorporated by reference to exhibit 3.8 of the Registrant’s Form 8-A/A, Amendment No. 1, filed June 30, 2004).

3.1(l)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on June 22, 2004, amending and restating Article VII of the Registrant’s Charter (incorporated by reference to exhibit 7 of the Registrant’s Form 8-A/A, Amendment No. 1, filed June 30, 2004).

10.1	Amendment to Note dated June 30, 1999 between the Registrant and Impac Funding Corporation.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.*

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b) Reports on Form 8-K:

Current Report on Form 8-K, dated May 4, 2004, furnished to the SEC reporting Item 12, relating to a press release issued by the Company on January 29, 2004 reporting financial results for the quarter ended March 31, 2004.

Current Report on Form 8-K, dated May 7, 2004, furnished to the SEC reporting Items 5 and 7, relating to the execution of an underwriting agreement with UBS Securities LLC, Friedman, RBC Capital Markets Corporation and Roth Capital Partners LLC.

Current Report on Form 8-K, dated May 12, 2004, furnished to the SEC reporting Items 5 and 7, relating to the execution of an equity distribution agreement with UBS Securities LLC.

Current Report on Form 8-K, dated May 25, 2004, furnished to the SEC reporting Items 5 and 7, relating to the execution of an underwriting agreement with Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC, RBC Dain Rauscher Inc., Advest, Inc., and Flagstone Securities, LLC.

Current Report on Form 8-K, dated June 30, 2004, furnished to the SEC reporting Item 9, relating to the posting of the Company’s unaudited monthly fact sheet.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAC MORTGAGE HOLDINGS, INC.

/s/ Richard J. Johnson
by: Richard J. Johnson
Executive Vice President
and Chief Financial Officer
(authorized officer of registrant and principal financial officer)
Date: August 16, 2004