Form 10-K/A
period 2003-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2004-10-14
CIK 1000298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes ☒     No ☐

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $838.5 million, based on the closing sales price of common stock on the American Stock Exchange on that date. For purposes of the calculation only, all directors and executive officers of the registrant have been deemed affiliates. There were 62,186,866 shares of common stock outstanding as of March 10, 2004.

No documents are incorporated by reference.

IMPAC MORTGAGE HOLDINGS, INC.

2003 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE

This document includes a restatement of our consolidated financial statements. The restatements were necessary to conform with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the following:

•	the correction of our revenue recognition policy with respect to the cash sale of mortgage loan servicing rights (“MSRs”) to unrelated third parties when the mortgage loans are retained. Previously, we recognized gains in the period in which the mortgage servicing rights were sold for the amount of cash proceeds received. We now allocate a portion of the accounting basis of the mortgage loans to the mortgage servicing rights, which results in a discount to the mortgage loans retained. That discount is accreted as an adjustment to yield on mortgage assets over the life of the related mortgage loans;

•	the correction of our accounting for derivative financial instruments (“derivatives”) and interest rate risk management activities related to the variability in expected future cash flows associated with a financing obligation or future liability (a “cash flow” hedge). Upon review, we now believe that the documentation of our cash flow hedge accounting relationships were deficient as to the specificity of the underlying hedged transaction in order to assess hedge effectiveness and measurement of ineffectiveness as required by the stringent applicable accounting standards. As such, we made the determination that it was not appropriate to apply cash flow hedge accounting for purposes of our GAAP financial statements. In addition, we determined that certain forward purchase commitments on mortgage loans meet the definition of a derivative and now need to be accounted for as such in the financial statements;

•	the reclassification of certain derivative gains and losses to mark-to-market gain (loss) – derivative instruments as opposed to an adjustment to the yield on mortgage assets as a result of the elimination of cash flow hedge accounting, as stated above; and

•	the elimination of certain inter-company balance sheet and income statement items, principally finance receivables and the related interest income and expense, with Impac Funding Corporation, our mortgage operations, prior to its consolidation on July 1, 2003.

Although these corrections have an effect on net earnings, these corrections and reclassifications have no effect on taxable income, which is an important factor in determining the amount of dividends paid to our stockholders. In addition, beginning and ending cash and cash equivalents for all reporting periods remain unchanged.

This report on Form 10-K/A for the year ended December 31, 2003 reflects corrections and restatements of the following financial statements: (a) consolidated balance sheets as of December 31, 2003 and 2002; (b) consolidated statements of operations and comprehensive earnings for the years ended December 31, 2003, 2002 and 2001; (c) consolidated statements of changes in stockholders’ equity for the years ended December 31, 2003, 2002 and 2001; and (d) consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001. For a more detailed description of the restatements and reclassifications, see “Note A.2.—Restatement of Consolidated Financial Statements” to the accompanying notes to the consolidated financial statements and “Restatement of Consolidated Financial Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report on Form 10-K/A. This report on Form 10-K/A restates certain financial information for the applicable periods set forth in Item 1. “Business,” Item 6. “Selected Consolidated Financial Data,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” Item 8. “Financial Statements and Supplementary Data” and Item 9A. “Controls and Procedures.” The financial statements, report of independent registered public accounting firm and related financial information for the affected periods contained in our prior Annual Report on Form 10-K for the year ended December 31, 2003 should no longer be relied upon. We will not amend any other Annual Reports on Form 10-K for fiscal years prior to December 31, 2003 or Quarterly Reports on Form 10-Q for quarterly periods prior to the three months ended March 31, 2004.

IMPAC MORTGAGE HOLDINGS, INC.

2003 FORM 10-K/A ANNUAL REPORT

IMPAC MORTGAGE HOLDINGS, INC.

2003 FORM 10-K/A ANNUAL REPORT

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

Forward-Looking Statements

This report on Form 10-K/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “plan,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a number of factors, including, but not limited to, failure to achieve projected earnings levels, the ability to generate sufficient liquidity, the ability to access the capital markets, the size, frequency and manner of our securitizations, the ability to generate taxable income and pay dividends, risks related to restatement of our financial statements, interest rate fluctuations, frauds committed upon us, unknown weaknesses in our internal controls, natural disaster, interruption in our management information systems, new regulatory laws, increase in prepayment rates on our mortgage assets, changes in assumptions regarding estimated loan losses or fair value amounts, changes in expectations of future interest rates, the availability of financing and, if available, the terms of any financing, changes in origination and resale pricing of mortgages, changes in markets which we serve and changes in general market and economic conditions. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

The long-term investment operations primarily invest in adjustable rate and fixed rate Alt-A mortgages that are acquired and originated by our mortgage operations. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines. Some of the principal differences between mortgages purchased by Fannie Mae and Freddie Mac and Alt-A mortgages are as follows:

•	credit and income histories of the mortgagor;

•	documentation required for approval of the mortgagor; and

•	higher loan balances.

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

The long-term investment operations also originate and invest in multi-family mortgages that are primarily hybrid adjustable rate mortgages, or “hybrid ARMs,” with initial fixed interest rate periods of three, five and seven years that subsequently adjust to adjustable rate mortgages. Mortgage balances generally range from $250,000 to $3.0 million. Multi-family mortgages have interest rate floors, which is the initial start rate, and prepayment penalty periods of 3, 5 and 7 years. Multi-family mortgages provide greater asset diversification on our balance sheet as borrowers of multi-family mortgages typically have higher credit scores and multi-family mortgages typically have lower loan-to-value ratios, or “LTV ratios,” and longer average term to payoff than Alt-A mortgages.

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

Our goal is to generate consistent reliable taxable income for distribution as dividends to our stockholders primarily from earnings generated by our core operating businesses.

Long-Term Investment Operations

The long-term investment operations invest primarily in Alt-A mortgages and, to a lesser extent, multi-family mortgages and generate revenue primarily from net interest income on its long-term mortgage portfolio. Net interest income represents the difference between income received on mortgages and the corresponding cost of financing and amortization of acquisition premiums. The mortgage operations supports the investment objectives of the long-term investment operations by supplying mortgages at prices that are comparable to those available through mortgage bankers and brokers and other third parties. We believe that retaining mortgages acquired and originated by our mortgage operations gives us a competitive advantage because of our historical understanding of the underlying credit of these mortgages and the extensive information on the performance and prepayment patterns of these types of mortgages. We also believe that Alt-A mortgages provide an attractive net earnings profile by producing higher yields without commensurately higher credit risks than other types of mortgages.

The long-term investment operations also invest in Alt-A mortgages that are acquired on a bulk basis by the mortgage operations and are underwritten to guidelines substantially similar, but not specific, to those of the mortgage operations, or “non-Impac Alt-A mortgages.” Historically, borrowers of non-Impac Alt-A mortgages have higher credit scores than Alt-A mortgages acquired from the mortgage operations’ network of correspondent sellers that are underwritten to the mortgage operations specific underwriting guidelines, or “Impac Alt-A mortgages.”

Long-Term Mortgage Portfolio

Alt-A mortgages that we retain for long-term investment are primarily adjustable rate mortgages, or “ARMs,” hybrid ARMs and, to a lesser extent, fixed rate mortgages, or “FRMs.” The interest rate on ARMs are typically tied to an index, such as the six-month London Interbank Offered Rate, or “LIBOR,” plus a spread and adjust periodically, subject to lifetime interest rate caps and periodic interest rate and payment caps. The initial interest rates on ARMs are typically lower than average comparable FRMs but may be higher than average comparable FRMs over the life of the mortgage. Hybrid ARMs are mortgages with maturity periods ranging from 15 to 30 years with initial fixed interest rate periods generally ranging from two to seven years, which subsequently adjust to ARMs. The majority of mortgages retained by the long-term investment operations have prepayment penalty features with prepayment penalty periods ranging from two to seven years. Prepayment penalties may be assessed to the borrower if the borrower refinances or, in some cases, sells the home.

During 2003, the long-term investment operations retained $5.8 billion in principal balance of primarily adjustable rate Alt-A mortgages for long-term investment which were initially acquired and originated by the mortgage operations. In addition, the long-term investment operations originated $290.5 million of multi-family mortgages. The retention and origination of Alt-A and multi-family mortgages increased the long-term mortgage portfolio to $9.3 billion at year-end 2003.

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

For additional information regarding the long-term mortgage portfolio refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note C—CMO Collateral,” and “Note D—Mortgages Held for Investment” in the accompanying notes to the consolidated financial statements.

Financing

We primarily finance our long-term mortgage portfolio as follows:

•	issuance of CMOs;

•	short-term borrowings under reverse repurchase agreements, prior to securitization as CMOs; and

•	proceeds from the sale of capital stock.

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

Interest Rate Risk Management

Our primary objective is to manage exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management program is formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on adjustable rate CMO borrowings.

To mitigate our exposure to the effect of changing interest rates on cash flows on our adjustable rate CMO borrowings, we acquire derivatives in the form of interest rate swaps, or “swaps,” interest rate cap agreements, or “caps” and interest rate floor agreements, or “floors,” collectively, “derivatives.” For additional information regarding interest rate risk management activities refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and “Note O—Derivative Instruments” in the accompanying notes to the consolidated financial statements.

Mortgage Operations

The mortgage operations acquire, originate, sell and securitize primarily adjustable rate and fixed rate Alt-A mortgages and, to a lesser extent B/C mortgages, from correspondents, mortgage bankers and brokers and retail customers.

Correspondent Acquisition Channel. The mortgage operations acquire primarily adjustable rate and fixed rate Alt-A mortgages from its network of third party correspondents on a flow (loan-by-loan) basis or on a bulk basis from correspondent mortgage companies. Correspondents originate and close mortgages under the mortgage operations’ mortgage programs. Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations acts as an intermediary between the originators of mortgages that may not meet the guidelines for purchase by Fannie Mae and Freddie Mac and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgages.

Bulk Acquisition Channel. The mortgage operations also invest in non-Impac Alt-A mortgages that are underwritten to guidelines substantially similar, but not specific, to those of the mortgage operations. These mortgages are purchased on a bulk basis and borrowers have historically had higher credit scores than Alt-A mortgages acquired from the mortgage operations’ network of approved correspondent sellers.

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

B/C Origination Channel. Novelle originates B/C mortgages through a network of wholesale mortgage bankers and brokers and sells its mortgages to third party investors for cash gains.

Marketing Strategy

We believe that we can compete effectively with other Alt-A mortgage conduits through our efficient loan purchasing process, flexible purchase commitment options, competitive pricing and by designing Alt-A mortgages that suit the needs of our correspondents and mortgage bankers and brokers and their borrowers. Our principle strategy is to expand our market position as a low-cost nationwide acquirer and originator of Alt-A mortgages, while continuing to emphasize an efficient centralized operating structure. To help accomplish this, we have developed a second-generation web-based automated underwriting and pricing system called Impac Direct Access System for Lending, or “iDASLg2.” iDASLg2 substantially increases efficiencies for our customers and our mortgage operations by significantly decreasing the processing time for a mortgage while improving employee productivity and maintaining superior customer service.

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

During 2003, the mortgage operations transferred $5.8 billion in principal balance of mortgages to the long-term investment operations, sold $2.7 billion in principal balance of mortgages as whole loan sales and sold $887.5 million in principal balance of mortgages as REMICs. Generally, the mortgage operations sells all of its mortgage acquisitions and originations to third party investors as servicing released, which means that it does not retain primary mortgage servicing rights. However, the mortgage operations does retain rights as master servicer for its securitizations, see “Master Servicing” below.

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

	As of December 31,
	2003	2002	2001
Beginning servicing portfolio	$2,653.4	$1,754.4	$2,428.9
Add: Loan acquisitions and originations	9,525.1	5,945.5	3,154.7
Less: Servicing transferred and principal repayment (1)	(10,776.4)	(5,046.5)	(3,829.2)

Ending servicing portfolio	$1,402.1	$2,653.4	$1,754.4

Number of loans serviced	6,695	15,987	14,570
Average loan size	$209,000	$166,000	$120,000
Weighted average coupon	6.28%	7.26%	8.80%

(1)	Includes the sale of mortgages on a servicing released basis and the sale of servicing rights on mortgages owned and scheduled and unscheduled principal repayments.

Interest Rate Risk Management

The mortgage operations manages interest rate risk and price volatility on its pipeline of rate-locked mortgage loans, or “mortgage pipeline,” during the time it commits to acquire or originate mortgages at a pre-determined rate and the time it purchases or funds these mortgage loans. To mitigate interest rate and price volatility risks, the mortgage operations may enter into derivatives. The nature and quantity of derivatives are determined based on various factors, including market conditions and the expected volume of mortgage acquisitions and originations. On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” or “SAB 105,” which clarifies the SEC’s position on the accounting and valuation for commitments to originate mortgage loans held-for-sale. Consistent with SFAS 149, SAB 105 states that loan commitments are treated as derivatives. SAB 105 requires that in valuing these loan commitments entities not include cash flows associated with servicing as to do so would result in the recognition of servicing assets prior to the sale or securitization of funded loans. This valuation methodology limits a company’s ability to record an asset for its mortgage pipeline as of the applicable reporting date. Prior to the issuance of SAB 105, each reporting period the mortgage operations recorded the fair value of its mortgage pipeline, inclusive of changes in benchmark interest rates and acquisition premiums. Subsequent to SAB 105, as of April 1, 2004 we record the fair value change of the mortgage pipeline based solely on interest rate fluctuations from the date of rate-lock to the applicable reporting date. For additional information regarding interest rate risk management activities refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and “Note O—Derivative Instruments” in the accompanying notes to the consolidated financial statements.

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

Mortgage-backed securities issued by the mortgage operations and the long-term investment operations face competition from other investment opportunities available to prospective investors. We face competition in our mortgage operations and warehouse lending operations from other financial institutions, including but not limited to banks and investment banks. Our main competitors include Countrywide Home Loans, IndyMac Bancorp, Inc., Greenpoint Financial Corporation, Residential Funding Corporation, Aurora Loan Services, Inc., Credit Suisse First Boston Corporation and Bear Stearns and Company, Inc.

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

We closely monitor our acquisition and investment in mortgage assets and the sources of our income, including income or expense from interest rate risk management strategies, to ensure at all times that we maintain our qualifications as a REIT. We have developed certain accounting systems and testing procedures to facilitate our ongoing compliance with the REIT provisions of the Internal Revenue Code. No changes in our investment policies and operating strategies, including credit criteria for mortgage asset investments, may be made without the approval of our board of directors.

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

Risk Factors

Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note B—Mortgages Held-for-Sale,” “Note C—CMO Collateral,” “Note D—Mortgages Held-for-Investment,” and “Note E—Finance Receivables” and in the accompanying notes to the consolidated financial statements.

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

If we cannot generate sufficient liquidity, we will be unable to continue to grow our operations, grow our asset base, maintain our current interest rate risk management policies and pay dividends. We have traditionally derived our liquidity from the following primary sources:

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

On July 22, 2004, we publicly announced that we had discovered accounting inaccuracies in previously reported financial statements. As a result, following consultation with our auditors, we decided to restate our financial statements for each of the years ended December 31, 2003, 2002 and 2001. The restatements relate to a correction to our revenue recognition policy with respect to the cash sales of mortgage servicing rights to unrelated third parties when the mortgage loans are retained, our accounting for derivatives and interest rate risk management activities, the accounting for loan purchase commitments as derivatives and selected elimination entries to consolidate IFC with that of IMH. The increase (decrease) in net earnings as a result of the net effect of the restatements for each of the years in the three-year period ended December 31, 2003 was $21.7 million, $(34.6) million and $(35.4) million, respectively.

The restatement of these financial statements may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing, such as lines of credit or otherwise. We may not be able to effectuate our current operating strategy, including the ability to originate, acquire or securitize mortgages loans for retention or sale at projected levels. We may be subject to the resignation of our current external auditors which may, among other things, cause a delay in the preparation of our financial statements and increase expenditures related to the retention of new external auditors and the lead time required to become familiar with our operations. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which would harm our business and the trading price of our securities.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result after a review of our June 30, 2004 operating results, we identified certain deficiencies in some of our disclosure controls and procedures which we believe require remediation.

Furthermore, in planning and performing its audit of our restated consolidated financial statements, our external auditors also noted in a letter to management and the audit committee dated August 16, 2004 certain matters involving internal controls and operations that they consider to be a material weakness. According to the letter, we need to improve the evaluation and documentation of accounting policies and procedures for complex transactions, such as transfers of financial assets, derivatives and hedge accounting and allowance for credit losses, and we currently do not have a sufficient amount or type of staff in the financial reporting and accounting departments, including the lack of a Controller. Furthermore, our auditors noted significant deficiencies, as defined by the Public Company Accounting Oversight Board (“PCAOB”), for our consideration stating that our internal audit function does not provide an adequate or effective monitoring of our controls and we need to evaluate whether we have appropriate internal resources to manage and monitor work performed by our outsourced tax compliance function. We are currently taking steps to address these conditions, but we may be hampered in this regard by our current staffing.

We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal controls over financial reporting, our external auditors may not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

We incurred losses for fiscal years 1997, 1998, 2000 and 2001 and may incur losses in the future.

During the years ended December 31, 2001 and 2000, we experienced a net loss of $2.2 million and $54.5 million. The 2001 loss was related to the mark-to-market loss on derivatives and the 2000 loss was the result of write-downs of non-performing investment securities secured by mortgages and additional increases in the provision for loan losses to provide for the deterioration of the performance of collateral supporting specific investment securities for 2000. During the year ended December 31, 1998, we experienced a net loss of $5.9 million primarily as the mortgage industry experienced substantial turmoil as a result of a lack of liquidity in the secondary markets, which caused us to sell mortgages at losses to meet margin calls on our financing facilities. During the year ended December 31, 1997, we experienced a net loss of $16.0 million. The net loss incurred during 1997 included an accounting charge of $44.4 million that was the result of expenses related to the termination and buyout of our management agreement with

Imperial Credit Advisors, Inc. We cannot be certain that revenues will remain at current levels or improve or that we will be profitable or generate taxable income for distribution to our stockholders in the future, which could prevent us from effectuating our business strategy.

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

To grow our long-term mortgage portfolio, we borrow a substantial portion of the market value of substantially all of our investments in mortgages in the form of CMOs. There are no limitations on the amount of CMO financing we may incur, other than the aggregate value of the underlying mortgages. We currently use CMOs as financing vehicles to increase our leverage, since mortgages held for CMO collateral are retained for investment rather than sold in a secondary market transaction.

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

Our operating results will be affected by the results of our interest rate risk management activities.

To offset the risks associated with our mortgage operations, we enter into transactions designed to limit our exposure to interest rate risks. To offset the risks associated with adjustable rate borrowings, we attempt to match the interest rate sensitivities of our ARMs with the associated financing liabilities. Management determines the nature and quantity of derivative transactions based on various factors, including market conditions and the expected volume of mortgage acquisitions. While we believe that we properly manage our interest rate risk on an economic and tax basis, we are not able to apply hedge accounting, as established by the Financial Accounting Standards Board, or FASB,” under the provisions of Statement of Financial Accounting Standards No. 133, or “SFAS 133,” for our interest rate risk management activities in our financial statements. The effect of not applying hedge accounting means that our interest rate risk management activities may result in significant volatility in our quarterly earnings as interest rates go up or down. It is possible that there will be periods during which we will incur losses on derivative transactions that may result in net losses, as was the case in 2001 after the restatement of our consolidated financial statements. In addition, if the counter parties to our derivative transactions are unable to perform according to the terms of the contracts, we may incur losses. While we believe we prudently manage interest rate risk, our derivative transactions may not offset the risk of adverse changes in net interest margins.

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

Historically, the market price of our securities has been volatile. The market price of our securities is likely to continue to be highly volatile and could be significantly affected by factors including:

•	the amount of dividends paid;

•	availability of liquidity in the securitization market;

•	loan sale pricing;

•	termination of financing agreements;

•	margin calls by warehouse lenders or changes in warehouse lending rates;

•	unanticipated fluctuations in our operating results;

•	prepayments on mortgages;

•	valuations of securitization related assets;

•	the effect of the restatement of our financial condition and results of operations;

•	mark to market adjustments related to the fair value of derivatives;

•	cost of funds; and

•	general market conditions.

In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the securities of mortgage REIT companies such as ours. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. If our results of operations fail to meet the expectations of securities analysts or investors in a future quarter, the market price of our securities could also be materially adversely affected and we may experience difficulty in raising capital.

Sales of additional common stock may adversely affect its market price.

To sustain our growth strategy we intend to raise capital through the sale of equity. The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. We do not know the actual or perceived effect of these offerings, the timing of these offerings, the potential dilution of the book value or earnings per share of our securities then outstanding and the effect on the market price of our securities then outstanding. In December 2003, we filed a shelf registration statement for a total of $500.0 million, which may be used in connection with offerings of debt securities, common stock, preferred stock, warrants, and/or units for general corporate purposes. As of September 30, 2004, we may sell additional securities worth approximately $177.1 million (gross proceeds) from this shelf registration statement in the future. We also have shares reserved for future issuance under our stock plans. The sale of a large amount of shares or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

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

On March 10, 2004, the last reported sale price of our common stock on the NYSE was $22.62 per share. As of March 10, 2004, there were 566 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

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

The following selected consolidated statements of operations data for each of the years in the five-year period ended December 31, 2003 and the consolidated balance sheet data for the five-year period ended December 31, 2003 were derived from the consolidated financial statements, as restated. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

IMPAC MORTGAGE HOLDINGS, INC.

(dollar amounts in thousands, except per share data and operating data)

	For the year ended December 31,
	2003 (1)	2002	2001	2000	1999
	(as restated, all periods)
Statement of Operations Data:
Net interest income:
Interest income	$386,741	$230,267	$141,563	$119,277	$106,884
Interest expense	209,009	127,801	108,183	124,071	89,396

Net interest income (expense)	177,732	102,466	33,380	(4,794)	17,488
Provision for loan losses	24,853	19,848	16,813	18,839	5,547

Net interest income (expense) after loan loss provision	152,879	82,618	16,567	(23,633)	11,941

Non-interest income:
Gain on sale of loans	39,022	—	—	—	—
Equity in net earnings of IFC	11,537	11,299	19,499	24,461	15,727
Mark-to-market gain (loss)–derivative instruments	(16,021)	(50,502)	(33,391)	238	—
Other income	9,995	2,864	5,295	3,857	2,149

Total non-interest income (expense)	44,533	(36,339)	(8,597)	28,556	17,876

Non-interest expense:
Personnel expense	25,250	1,856	1,192	652	473
General and administrative and other expenses	21,256	2,883	3,355	3,339	2,750
Write-down on securities available-for-sale	298	1,039	2,217	53,576	2,118
(Gain) loss on disposition of real estate owned	(2,632)	154	(1,931)	1,814	2,159

Total non-interest expense	44,172	5,932	4,833	59,381	7,500

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principle	153,240	40,347	3,137	(54,458)	22,317
Extraordinary item	—	—	(1,006)	—	—
Income taxes	4,261	—	—	—	—
Cumulative effect of change in accounting Principle	—	—	(4,313)	—	—

Net earnings (loss)	$148,979	$40,347	$(2,182)	$(54,458)	$22,317

Net earnings (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$2.94	$1.01	$0.07	$(2.71)	$0.83

Diluted	$2.88	$0.99	$0.11	$(2.71)	$0.76

Net earnings (loss) per share:
Basic	$2.94	$1.01	$(0.16)	$(2.71)	$0.83

Diluted	$2.88	$0.99	$(0.16)	$(2.71)	$0.76

Dividends declared per share	$2.05	$1.76	$0.69	$0.36	$0.48

	As of December 31,
	2003	2002	2001	2000	1999
	(as restated, all periods)
Balance Sheet Data:
Mortgages held-for-investment and CMO collateral	$9,291,828	$5,177,444	$2,224,413	$1,367,573	$1,293,580
Finance receivables	630,030	664,021	300,571	138,406	129,752
Mortgages held-for-sale	397,618	—	—	—	—
Investment in and advances to IFC (1)	—	531,032	210,134	304,578	107,639
Total assets	10,577,957	6,540,339	2,842,677	1,884,489	1,663,536
CMO borrowings	8,489,853	5,019,934	2,139,818	1,277,161	838,924
Reverse repurchase agreements	1,568,807	1,168,029	469,491	398,653	539,687
Total liabilities	10,105,170	6,256,814	2,646,847	1,706,274	1,424,692
Total stockholders’ equity	472,787	283,525	195,830	178,214	238,844

(1)	On July 1, 2003, IMH purchased 100% of the outstanding shares of common stock of IFC. The purchase of IFC’s common stock combined with IMH’s ownership of 100% of IFC’s preferred stock resulted in the consolidation of IFC from July 1, 2003 through December 31, 2003. Prior to July 1, 2003, IFC was a non-consolidated subsidiary of IMH and 99% of the net earnings of IFC were reflected in IMH’s financial statements as “Equity in net earnings (loss) of IFC.”

	As of and for the year December 31,
	2003	2002	2001	2000	1999
Operating Data (in millions):
Mortgage acquisitions and originations for the year	$9,525	$5,945	$3,204	$2,113	$1,672
Master servicing portfolio at period-end	13,919	8,694	5,569	4,043	2,879
Servicing portfolio at period-end	1,402	2,653	1,754	2,429	2,393

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement of Consolidated Financial Statements

The consolidated balance sheets as of December 31, 2003 and 2002 and consolidated statements of operations and comprehensive earnings, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2003 have been restated. The effect of this restatement on net earnings (loss) for each of the years in the three-year period ended December 31, 2003 was an increase (decrease) of $21.7 million, $(34.6) million and $(35.4) million, respectively.

For a further discussion of the corrections and restatements, see “Explanatory Note” at the beginning of this Form 10-K/A and “Note A.2.—Restatement of Consolidated Financial Statements” in the accompanying notes to consolidated financial statements. The effect of the restatement of the consolidated financial statements is reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

•	allowance for loan losses;

•	derivative financial instruments; and

•	securitization of financial assets as financing versus sale.

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

Derivative financial instruments. The mortgage operations acquire derivatives to mitigate changes in the value of its mortgage pipeline. The mortgage pipeline consists of mortgages that have not yet been acquired, however, the mortgage operations has committed to acquire the mortgages in the future at pre-determined interest rates through rate-lock commitments. On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” or “SAB 105,” which clarifies the SEC’s position on the accounting and valuation for commitments to originate mortgage loans held-for-sale. Consistent with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or “SFAS 149,” SAB 105 states that loan commitments are treated as derivatives. Prior to the issuance of SAB 105, the mortgage operations recorded the fair value of its mortgage pipeline, inclusive of changes in benchmark interest rates and acquisition premiums, as it qualifies as a derivative under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, or “SFAS 133,” however, it does not qualify for hedging treatment. Therefore, the mortgage pipeline and the fair value of derivatives were marked to market each reporting period. SAB 105 requires that in valuing these loan commitments entities not include cash flows associated with servicing as to do so would result in the recognition of servicing assets prior to the sale or securitization of funded loans. This valuation methodology limits a company’s ability to record an asset for its mortgage pipeline as of the applicable reporting date. Subsequent to SAB 105, as of April 1, 2004 we record the fair value change of the mortgage pipeline based solely on interest rate fluctuations from the date of rate-lock to the applicable reporting date. Other derivatives, as accounted for under SFAS 133 and which principally reduce exposure to interest rate risk associated with specific liabilities, are also carried at fair value with changes in fair value reflected in earnings.

Securitization of financial assets as financing versus sale. The mortgage operations recognize gains or losses on the sale of mortgages when the sales transaction settles or upon the securitization of the mortgages when the risks of ownership have passed to the purchasing party. Gains and losses may be increased or decreased by the amount of any servicing related premiums received and costs associated with the acquisition or origination of mortgages. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than a beneficial interest in the transferred assets is received in the exchange. The long-term investment operations structure CMO securitizations as financing arrangements and recognize no gain or loss on the transfer of mortgage assets. The CMO securitization trusts do not meet criteria within SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140), to be qualifying special purpose entities, and further, are considered variable interest entities under FASB Interpretation No. 46R and, therefore, are consolidated by the long-term investment operations as the entities’ primary beneficiary. The mortgage operations structure REMIC securitizations as sales, and gains and losses are recognized. Liabilities and derivatives incurred or obtained at the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. To determine the value of the securities and retained interest, management estimates future rates of prepayments, prepayment penalties to be received, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

Financial Highlights for 2003

•	Estimated taxable income per share increased 19% to $2.46 compared to actual taxable income per share of $2.07 for 2002;

•	Cash dividends declared in 2003 increased 16% to $2.05 per share compared to $1.76 per share for 2002;

•	Total assets increased 63% to $10.6 billion at year-end from $6.5 billion as of prior year-end;

•	Book value per share increased 34% to $8.39 at year-end compared to $6.26 as of prior year-end;

•	Total market capitalization was approximately $1.0 billion at year-end compared to $521.2 million at prior year-end;

•	Dividend yield as of December 31, 2003 was 12.08%, based on an annualized fourth quarter dividend of $0.55 per share and a closing stock price of $18.21;

•	Total return to stockholders was 76% based on common stock price appreciation of $6.71 per share and common stock dividends declared of $2.05 per share;

•	The mortgage operations acquired and originated $9.5 billion of primarily Alt-A mortgages, a 61% increase over $5.9 billion for 2002;

•	The long-term investment operations retained $5.8 billion of Alt-A mortgages and originated $290.5 million of multi-family mortgages as compared to $3.9 billion and $25.8 million, respectively, for 2002; and

•	Average finance receivables to non-affiliated clients increased 77% to $604.1 million compared to $341.5 million for 2002.

Taxable Income

After adjusting for our estimates of the differences between net earnings and taxable income, estimated taxable income was $127.5 million, or $2.46 per diluted share, for 2003 as compared to $84.4 million, or $2.07 per diluted share, for 2002 and $38.3 million, or $1.37 per diluted share, for 2001. When we file our annual tax returns there are certain adjustments that we make to net earnings and taxable income due to differences in the nature and extent that revenues and expenses are recognized under the two methods. As an example, to calculate taxable income we deduct actual loan losses as compared to the determination of net earnings that require a deduction of loan loss provisions which are determined based on estimated losses inherent in our mortgage portfolios. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income, which is a non-generally accepted accounting principle, or “GAAP,” financial measurement, is useful information for our investors.

We paid total regular cash dividends of $2.53 per share in 2003, $1.76 per share in 2002 and $0.69 per share in 2001, which when combined with available tax loss carry forwards at the time met taxable income distribution requirements for each year. Upon the filing of our 2002 tax return, we had federal and state net operating tax loss carry-forwards of $18.7 million that may or may not be used to offset taxable income in 2003 or in subsequent years, which expire in the year 2020 and 2010, respectively.

The following table presents a reconciliation of net earnings to estimated and actual taxable income for the periods indicated (in thousands, except per share amounts):

	For the year ended December 31,
	2003 (1)	2002 (1)	2001 (1)
Net earnings	$148,979	$40,347	$(2,182)
Adjustments to GAAP earnings:
Loan loss provision	24,853	19,848	16,813
Dividends from IFC	31,385	12,870	8,894
Fair value of free-standing derivatives (2)	(38,762)	22,141	28,176
Tax deduction for actual loan losses	(12,859)	(4,938)	(10,211)
Net earnings of IFC (3)	(16,191)	(4,644)	(3,603)
Cash received from previously charged-off assets	(5,533)	—	—
Tax loss on sale of investment securities	(4,725)	—	—
Alternative minimum tax	—	—	550
Other miscellaneous adjustments	319	(1,267)	(112)

Estimated taxable income (4)	$127,466	$84,357	$38,325

Estimated taxable income per diluted share (4)	$2.46	$2.07	$1.37

Diluted weighted average shares outstanding	51,779	40,773	27,952

(1)	2003 is an estimate of taxable income. 2002 and 2001 are actual taxable income calculations per the filing of our corporate tax returns.

(2)	The mark-to-market change for the valuation of free-standing derivatives is income or expense for GAAP financial reporting but is not included as an addition or deduction for taxable income calculations.

(3)	Represents GAAP net earnings which may not necessarily equal taxable income. Therefore, dividend distributions from IFC to IMH may exceed GAAP net earnings.

(4)	Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating loss carryforwards. Additionally, 2002 and 2001 exclude annual tax deductions of approximately $11.0 million for amortization of the termination of our management agreement.

Results of Operations and Financial Condition

Review of 2003. Our expectation for 2003 was that the United States economy would gradually recover and expand over the year which would lead to higher interest rates. We believed that higher mortgage rates would, in turn, lead to a contraction of industry-wide mortgage activity, specifically, mortgage refinance activity, from mortgage origination levels experienced during 2002. To counter the expectation of a contracting mortgage origination market, we implemented strategies in early 2003 which we believed would result in relatively stable loan production levels during 2003 as compared to 2002. Our primary strategy was to increase our acquisition of non-Impac Alt-A mortgages. Borrowers of non-Impac Alt-A mortgages historically have higher credit scores than Impac Alt-A mortgages. We believe that by improving the overall credit quality of our long-term mortgage portfolio we can more consistently generate a reliable stream of future cash flow and taxable income that can be distributed to our stockholders.

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

The retention of mortgages for long-term investment during 2003 resulted in a 63% increase in total assets to $10.6 billion at year-end 2003. As of December 31, 2003, 81% of our long-term mortgage portfolio consisted of mortgages with active prepayment penalties and 86% were ARMs that had an original weighted average credit score of 694 and an original weighted average LTV of 79%. Mortgages retained for long-term investment were primarily financed through the issuance of CMOs and the sale of common stock. In November and December of 2003, we completed CMOs of approximately $1.0 billion each month, which provided long-term financing for mortgages primarily acquired and originated during the fourth quarter of 2003. Altogether, we completed $6.0 billion in CMOs during 2003 to finance the retention and origination of $6.1 billion of primarily Alt-A mortgages and multi-family mortgages. The use of CMO borrowings allows more efficient and effective utilization of available capital and investment in our operating businesses at favorable returns while having to raise less capital than may be required with other financing sources, such as reverse repurchase borrowings. In addition, we raised net cash proceeds of $150.4 million through the sale of common stock during 2003. The issuance of new shares of common stock was accretive to book value, which increased 34% to $8.39 per share at year-end 2003 as compared to $6.26 as of prior year-end.

Other accomplishments during 2003 include a 51% increase in estimated taxable income, 76% total annual return to stockholders, market capitalization over $1.0 billion and we began trading on the NYSE. Our success in ever-changing interest rate environments and mortgage origination cycles is a testament to our flexibility and efficiency as an originator, acquirer, seller and investor in both fixed rate and adjustable rate mortgages and the operating synergies of our various business units within our organizational structure.

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

Results of Operations-For the Year Ended December 31, 2003 compared to the Year Ended December 31, 2002

Net earnings were $149.0 million, or $2.88 per diluted share, as compared to $40.3 million, or $0.99 per diluted share, for 2002. The year-over-year increase in net earnings of $108.7 million was primarily due to the following:

•	$75.2 million increase in net interest income; and

•	$34.5 million decrease in mark-to-market loss on derivatives.

These variances are discussed in further detail below.

Net Interest Income

We earn interest income primarily on mortgage assets which include CMO collateral, mortgages held-for-investment, mortgages held-for-sale, finance receivables and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents and due from affiliates. Interest expense is primarily interest paid on borrowings on mortgage assets, which include CMO borrowings, reverse repurchase agreements and borrowings on investment securities available-for-sale, and, to a lesser extent, interest expense paid on due to affiliates and senior subordinated debt. In our restated financial statements, net cash received or paid on derivatives is not a component of net interest income on the consolidated financial statements and, therefore, has no affect on the calculation of net interest spread or net interest margin. Net cash received or paid on derivatives is a component of mark-to-market gain (loss) – derivative instruments on the consolidated financial statements.

Comparative Yield Table. The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the year ended December 31,
	2003			2002			2001
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$20,404	$3,515	17.23%	$28,931	$1,538	5.32%	$34,199	$3,517	10.28%
Mortgages held as CMO collateral (1)	6,620,328	318,459	4.81%	3,383,666	200,742	5.93%	1,508,208	112,624	7.47%
Mortgages held-for-investment and held-for-sale (2)	632,538	34,580	5.47%	114,519	6,781	5.92%	137,130	8,702	6.35%
Finance receivables (3)	604,087	28,969	4.80%	341,543	19,383	5.68%	205,474	15,556	7.57%

Total mortgage assets	$7,877,357	$385,523	4.89%	$3,868,659	$228,444	5.90%	$1,885,011	$140,399	7.45%

BORROWINGS
CMO borrowings	$6,474,391	$174,199	2.69%	$3,298,934	$102,366	3.10%	$1,432,539	$74,235	5.18%
Reverse repurchase agreement	1,374,884	32,382	2.36%	814,248	23,583	2.90%	580,605	30,829	5.31%
Borrowings secured by investment securities (4)	2,709	2,316	85.49%	10,037	1,852	18.45%	17,199	2,566	14.92%

Total borrowings on mortgage assets	$7,851,984	$208,897	2.66%	$4,123,219	$127,801	3.10%	$2,030,343	$107,630	5.30%

Net Interest Spread (5)			2.23%			2.80%			2.15%
Net Interest Margin (6)			2.24%			2.60%			1.74%
Net Cash Payments on Derivatives (7)		$47,846			$28,361			$5,214
Net Interest Margin including Net Cash Payments on Derivatives (8)			1.63%			1.87%			1.46%

(1)	Interest includes $42.9 million, $23.2 million and $8.4 million, respectively, of amortization of acquisition cost on mortgages acquired from the mortgage operations. Interest also includes $21.1 million, $11.5 million and $3.2 million, respectively, of accretion of loan discounts, which represents the amount allocated to MSRs when they are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment.

(2)	Includes mortgages held-for-sale which were acquired via the consolidation of Impac Funding Corporation on July 1, 2003.

(3)	Total average borrowings on mortgage assets exceed total average mortgage assets during 2002 and 2001as we eliminated warehouse borrowings between the warehouse lending operations and mortgage operations prior to July 1, 2003 as part of the accounting restatements.

(4)	Payments and excess cash flows received from investment securities collateralizing these borrowings were used to pay down the outstanding borrowings. The payments were received from a collateral base that was in excess of the borrowings. Therefore, while the payment amounts remained relatively stable, the average balance of the borrowings continued to decline. These borrowings were paid off during the third quarter of 2003 and the yield for 2003 reflects discount and securitization costs that were recorded as interest expense upon repayment of the borrowings.

(5)	Net interest spread is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.

(6)	Net interest margin is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total average mortgage assets.

(7)	Represents net cash paid on derivatives, which is a component of mark-to-market loss – derivative instruments on the consolidated financial statements.

(8)	Net interest margin including net cash payments on derivatives is calculated by subtracting interest expense on total borrowings on mortgage assets and net cash payments on derivatives from interest income on total mortgage assets and then dividing by total average mortgage assets.

Net interest income increased $75.2 million to $177.7 million for 2003 as compared to $102.5 million for 2002. The year-over-year increase in net interest income was primarily due to an increase in average mortgage assets, which increased to $7.9 billion for 2003 as compared to $3.9 billion for 2002 as the long-term investment operations retained $5.8 billion of primarily Alt-A mortgages acquired and originated by the mortgage operations and originated $290.5 million of multi-family mortgages.

The increase in net interest income was partially offset by a decrease in net interest margins on mortgage assets which declined 36 basis points to 2.24% during 2003 as compared to 2.60% during 2002. The decrease in net interest margins on mortgage assets was primarily due interest rate adjustments on mortgage assets as follows:

•	at the time mortgages are retained for long-term investment, ARMs have initial coupons above the fully-indexed rate, which is the margin on the mortgage plus the index. Upon the mortgage interest rate reset date, interest rates on ARMs adjust downward to the fully-indexed rate. The reset to lower coupons on these mortgages during low interest rate environments, which was the case during 2003, is consistent with our strategy to mitigate the borrower’s propensity to refinance their mortgage, which we believe will extend the duration of the mortgages;

•	hybrid ARMs acquired for long-term investment during 2001 with initial fixed interest rate periods of two years subsequently converted to ARMs, which resulted in those mortgages resetting to lower current interest rates during 2003; and

•	the decline in interest rates during 2003 led to record refinancing activity, which in turn led to increased mortgage prepayments and resulted in mortgages with coupons above current market interest rates were repaid and replaced with mortgages at lower yielding current market rates.

In addition, net interest margins on mortgage assets are susceptible to changes in interest rates due to mismatched interest rate adjustments between mortgage assets and borrowings on mortgage assets as follows:

•	interest rate adjustment limitations on mortgages held for long-term investment due to periodic and lifetime interest rate cap features as compared to borrowings which are not subject to adjustment limitations; and

•	mismatched interest rate adjustment periods between mortgages held for long-term investment and CMO borrowings.

Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on adjustable rate CMO borrowings. However, as a result of the combination of the factors listed above, the interest rate spread differential between ARMs and adjustable rate CMO borrowings compressed, which compressed net interest margins on mortgage assets. Net margin compression on mortgage assets was partially offset by a steep yield curve during 2003, which further steepened during the second half of 2003. A steep yield curve generally benefits net interest margins on our mortgage assets as coupons on mortgages are based, to some extent, on yields at the long end of the yield curve while our borrowing costs are indexed to yields at the short end of the yield curve, primarily one-month LIBOR.

The 36 basis point decline in net interest margins on mortgage assets was partially offset by the consolidation of the mortgage operations’, see “Restatement of Consolidated Financial Statements” referenced above. The consolidation of the mortgage operations resulted in an 18 basis point increase in net interest margins on mortgage assets during 2003 as mortgages held-for-sale were consolidated with total average mortgage assets during the second half of 2003. During 2004 mortgages held-for-sale were not consolidated with total average mortgage assets as IFC was a non-consolidated entity prior to July 1, 2003. In addition, net interest margins on mortgages held-for-sale were favorable during 2003 due to a steep yield curve as compared to 2002. The yield curve represents the mathematical difference between short-term interest rates and long-term interest rates. Because the mortgage operations establishes interest rates on its mortgages by indexing those interest rates to long-term market interest rates and finances mortgages with borrowings that are indexed to short-term interest rates, a steep yield curve benefits net interest margins.

Mark-to-Market Loss – Derivative Instruments

During 2003 mark-to-market loss on derivative instruments decreased to $16.0 million as compared to $50.2 million for 2002. The decrease in mark-to-market loss on derivative instruments was the result of changes in future expectations of short term rates which affected the value of our derivatives. We enter into derivative contracts to manage the various risks associated with certain specific liabilities. On the date we enter into various derivative contracts, the derivatives were designated as an economic hedge of the variability in expected future cash flows associated with a financing obligation or future liability. In our consolidated financial statements, we now record a market valuation adjustment for economic hedges and any subsequent cash payments paid or received on these derivatives as a current period expense or revenue in mark-to-market loss – derivative instruments on the consolidated financial statements. In addition, we account for certain forward purchase commitments on mortgage loans as free-standing derivatives, and record the change in fair value of such instruments and the related derivatives used to hedge the mortgage pipeline as a current period expense or revenue.

Results of Operations by Business Segment

We operate three core businesses:

•	the long-term investment operations;

•	the mortgage operations; and

•	the warehouse lending operations.

Long-Term Investment Operations. Net earnings from the long-term operations was $105.4 million for 2003 as compared to $17.2 million for 2002. The increase in net earnings of $88.2 million was primarily due to a decrease in mark-to-market loss—derivative instruments and an increase in net interest income. Mark-to-market loss—derivative instruments declined by $41.4 million to a loss of $9.1 million for 2003 as compared to a loss of $50.5 million for 2002. Mark-to-market loss—derivative instruments declined as future expectations of short-term rates positively affected the value of derivatives. Net interest income rose by $39.4 million to $130.5 million for 2003 as compared to $91.1 million for 2002 primarily due to an increase in total average mortgage assets. The long-term investment operations retained $6.1 billion of Alt-A and multi-family mortgages during 2003 which in turn led to an increase in average CMO collateral and mortgages held-for-investment as shown in the comparative yield table above. Refer to Note I. “Segment Reporting” in the notes to consolidated financial statements for additional detail. See Item 1. “Business—Long-Term Investment Operations” and Note I. “Segment Reporting” in the notes to consolidated financial statements for additional detail regarding the operating structure and financial results of the long-term investment operations.

Mortgage Operations. Net earnings from the mortgage operations include its results of operations for the consolidation period on a consolidated basis. See “Consolidation of IFC” above. Prior to the consolidation of IFC, its results of operations were included in equity in net earnings of IFC on the consolidated financial statements. Equity in net earnings of IFC is reflected in Inter-company for purposes of segment reporting as shown in Note I. “Segment Reporting” in the notes to consolidated financial statements. As such, net earnings from the mortgage operations was $16.2 million during the consolidation period while equity in net earnings of IFC during the non-consolidation period was $11.5 million for 2003 as compared to $11.3 million for 2002. Net earnings from the mortgage operations were primarily earned from the sale of mortgage loans and the corresponding gains from the sale of those loans. Gain on sale of loans includes the difference between the price at which we acquire or originate mortgages and the price we receive upon the sale or securitization of mortgages plus or minus direct mortgage origination revenue and costs, i.e. loan and underwriting fees, commissions, appraisal review fees, document expense, etc. Gain on sale of loans acquired or originated by the mortgage operations also includes a premium for the sale of mortgage servicing rights upon the sale or securitization of mortgages, including REMICs and CMOs. Substantially all mortgages sold or securitized during 2003 were done so on a servicing released basis, which resulted in substantially all cash gains. In order to minimize risks associated with the accumulation of our mortgages, we seek to securitize or sell mortgages monthly by creating smaller transactions, thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of mortgages. See Item 1. “Business—Mortgage Operations” and Note I. “Segment Reporting” in the notes to consolidated financial statements for additional detail regarding the operating structure and financial results of the mortgage operations.

Warehouse Lending Operations. Net earnings from the warehouse lending operations was $27.5 million for 2003 as compared to $18.5 million for 2002. The increase in net earnings of $9.0 million was primarily due to an increase in net interest income. Net interest income rose during 2003 as total average finance receivables rose 77% to $604.1 million as compared to $341.5 million during 2002 as shown in the comparative yield table above. See Item 1. “Business—Warehouse Lending Operations” and Note I. “Segment Reporting” in the notes to consolidated financial statements for additional detail regarding the operating structure and financial results of the warehouse lending operations.

Results of Operations-For the Year Ended December 31, 2002 compared to the Year Ended December 31, 2001

Net earnings (loss) increased to $40.3 million, or $0.99 per diluted share, for 2002 as compared to $(2.2) million, or $(0.16) per diluted share, for 2001. The year-over-year increase in net earnings of $42.5 million was primarily due to the following:

•	$69.1 million increase in net interest income; and

•	$17.1 million increase in mark-to-market loss on derivative instruments.

These variances are discussed in further detail below.

Net Interest Income

We earn interest income primarily on mortgage assets which include CMO collateral, mortgages held-for-investment, mortgages held-for-sale, finance receivables and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents and due from affiliates. Interest expense is primarily interest paid on borrowings on mortgage assets, which include CMO borrowings, reverse repurchase agreements and borrowings on investment securities available-for-sale, and, to a lesser extent, interest expense paid on due to affiliates and senior subordinated debt. In our consolidated financial statements, net cash received or paid on derivatives is not a component of net interest income on the consolidated financial statements and, therefore, has no affect on the calculation of net interest spread or net interest margin. Net cash received or paid on derivatives is a component of mark-to-market gain (loss) – derivative instruments on the consolidated financial statements.

Net interest income increased $69.1 million to $102.5 million for 2002 as compared to $33.4 million for 2001. The year-over-year increase in net interest income was primarily due to an increase in average mortgage assets, which increased to $3.9 billion for 2002 as compared to $1.9 billion for 2001 as the long-term investment operations retained $3.9 billion of primarily Alt-A mortgages acquired and originated by the mortgage operations.

The increase in net interest income was also due to an increase in net interest margins on mortgage assets which rose 86 basis points to 2.60% for 2002 compared to 1.74% for 2001 (refer to the comparative yield table above) primarily due to the following:

•	decline in short-term interest rates during 2002 which reduced borrowing costs as compared to fixed rate coupons on hybrid mortgages which did not adjust downward; and

•	accretion of loan discounts recognized on sale of MSRs.

As short-term interest rates continued to decline during 2002, interest rates on adjustable rate CMO borrowings, which are primarily indexed to one-month LIBOR, declined more rapidly than coupons on adjustable rate mortgages which are subject to interest rate adjustment limitations. In addition, fixed rate coupons on hybrid mortgages did not adjust downward as the majority of hybrid mortgages held-for-investment during 2002 were within the initial fixed rate period. Net interest margins on mortgage assets are susceptible to changes in interest rates due to mismatched interest rate adjustments between mortgage assets and borrowings on mortgage assets as follows:

•	interest rate adjustment limitations on mortgages held for long-term investment due to periodic and lifetime interest rate cap features as compared to borrowings which are not subject to adjustment limitations ; and

•	mismatched interest rate adjustment periods between mortgages held for long-term investment and CMO borrowings.

Accretion of loan discounts recognized on sale of MSRs also contributed to an increase in net interest margins. Mortgage loan discounts resulted in a 13 basis point contribution to net interest margins on mortgage assets as mortgage loan discounts increased to $11.5 million for 2002 as compared to $3.2 million for 2001. Mortgage loan discounts result from the sale of mortgage servicing rights when the mortgage loans are retained. Such discount is measured using the relative fair value method to allocate the carrying value of the loan between the MSRs sold and the mortgage loans retained. The resulting discount is accreted into interest income as a yield adjustment on mortgage assets.

Mark-to-Market Loss – Derivative Instruments

During 2002 mark-to-market loss on derivative instruments increased to $50.5 million as compared to $33.4 million for 2001. The increase in mark-to-market loss on derivative instruments was the result of changes in future expectations of short term rates which affected the value of our derivatives. We enter into derivative contracts to manage the various risks associated with certain specific liabilities. On the date we enter into various derivative contracts, the derivatives were designated as an economic hedge of the variability in expected future cash flows associated with a financing obligation or future liability. In our consolidated financial statements, we now record a market valuation adjustment for economic hedges and any subsequent cash payments paid or received on these derivatives as a current period expense or revenue in mark-to-market loss – derivative instruments on the consolidated financial statements. In addition, the Company accounts for certain forward purchase commitments on mortgage loans as free-standing derivatives, and records the change in fair value of such instruments and the related derivatives used to hedge the mortgage pipeline as a current period expense or revenue.

Results of Operations by Business Segment

Long-Term Investment Operations. Net earnings from the long-term operations was $17.2 million for 2002 as compared to a loss of $16.3 million for 2001. The increase in net earnings of $33.5 million was primarily due to an increase in net interest income. Net interest income rose by $52.9 million to $91.1 million for 2002 as compared to $38.3 million for 2001 primarily due to an increase in total average mortgage assets. The long-term investment operations retained $3.9 billion of Alt-A and multi-family mortgages during 2002 which in turn led to an increase in average CMO collateral and mortgages held-for-investment as shown in the comparative yield table above. Refer to Note I. “Segment Reporting” in the notes to consolidated financial statements for additional detail. See Item 1. “Business—Long-Term Investment Operations” and Note I. “Segment Reporting” in the notes to consolidated financial statements for additional detail regarding the operating structure and financial results of the long-term investment operations.

Mortgage Operations. Prior to the consolidation of IFC, its results of operations were included in equity in net earnings of IFC on the consolidated financial statements. Equity in net earnings of IFC is reflected in Inter-company for purposes of segment reporting as shown in Note I. “Segment Reporting” in the notes to consolidated financial statements. As such, equity in net earnings of IFC during the non-consolidation period was $11.3 million for 2002 as compared to $19.5 million for 2001. Net earnings from the mortgage operations were primarily earned from the sale of mortgage loans and the corresponding gains from the sale of those loans. Gain on sale of loans includes the difference between the price at which we acquire or originate mortgages and the price we receive upon the sale or securitization of mortgages plus or minus direct mortgage origination revenue and costs, i.e. loan and underwriting fees, commissions, appraisal review fees, document expense, etc. Gain on sale of loans acquired and originated by the mortgage operations also includes a premium for the sale of mortgage servicing rights upon the sale or securitization of mortgages, including REMICs and CMOs. Substantially all mortgages sold or securitized during 2002 were done so on a servicing released basis, which resulted in substantially all cash gains. In order to minimize risks associated with the accumulation of our mortgages, we seek to securitize or sell mortgages monthly by creating smaller transactions, thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of mortgages. See Item 1. “Business—Mortgage Operations” and Note I. “Segment Reporting” in the notes to consolidated financial statements for additional detail regarding the operating structure and financial results of the mortgage operations.

Warehouse Lending Operations. Net earnings from the warehouse lending operations was $18.5 million for 2002 as compared to $10.5 million for 2001. The increase in net earnings of $8.0 million was primarily due to an increase in net interest income. Net interest income rose during 2002 as total average finance receivables rose 65% to $341.5 million as compared to $205.5 million during 2001 as shown in the comparative yield table above. See Item 1. “Business—Warehouse Lending Operations” and Note I. “Segment Reporting” in the notes to consolidated financial statements for additional detail regarding the operating structure and financial results of the warehouse lending operations.

Financial Condition

Total assets grew 63% to $10.6 billion at year-end 2003 as compared to $6.5 billion at year-end 2002 as the long-term investment operations retained $5.8 billion of primarily Alt-A mortgages and originated $290.5 million of multi-family mortgages. The retention of primarily Alt-A mortgages increased the long-term mortgage portfolio to $9.3 billion at year-end 2003 as compared to $5.2 billion at year-end 2002. Strong mortgage demand and the need to finance that demand resulted in a 77% increase in average finance receivables to non-affiliated clients of $604.1 million for 2003 as compared to $341.5 million for 2002.

The following table presents selected financial data for the periods indicated (dollars in thousands, except per share data):

	As of and for the year ended December 31,
	2003	2002	2001
Book value per share	$8.39	$6.26	$6.12
Return on average assets	1.80%	0.92%	(0.10)%
Return on average equity	41.59%	16.22%	(1.15)%
Assets to equity ratio	22.35:1	23.07:1	14.50:1
Debt to equity ratio	21.28:1	21.85:1	13.39:1
Allowance for loan losses as a percentage of loans provided for	0.39%	0.46%	0.46%
Constant prepayment rate, or “CPR,” on mortgages held as CMO collateral	28%	25%	34%
Total non-performing assets	$140,369	$130,614	$69,273
Total non-performing assets to total assets	1.33%	2.00%	2.44%
Mortgages owned 60+ days delinquent	$175,313	$161,260	$82,956
60+ day delinquency of mortgages owned	1.79%	3.22%	3.86%

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

Issue Date	Issue Name	Original Collateral Balance ($)	Current Collateral Balance ($)	Annualized Trailing 120-Mo Loss Rate	Life-to-Date Loss Rate
May 2001	Impac CMB Trust Series 2001-1	359,643	66,617	37	32
Aug 2001	Impac CMB Trust Series 2001-2	403,480	109,511	42	26
Oct 2001	Impac CMB Trust Series 2001-3	400,000	132,951	16	19
Dec 2001	Impac CMB Trust Series 2001-4	350,000	141,881	30	34
Feb 2002	Impac CMB Trust Series 2002-1	500,000	251,326	15	14
Apr 2002	Impac CMB Trust Series 2002-2	499,998	267,735	9	7
Jun 2002	Impac CMB Trust Series 2002-3	750,000	439,808	4	5
Aug 2002	Impac CMB Trust Series 2002-4	200,004	122,414	14	16

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

Non-performing assets consist of mortgages that are 90 days or more delinquent, or “non-accrual loans,” including loans in foreclosure and delinquent bankruptcies. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent. Any previously accrued interest will be reversed from revenue. When real estate is acquired in settlement of loans, or other real estate owned, the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion. As of year-end 2003, non-performing assets as a percentage of total assets was 1.33% compared to 2.00% as of year-end 2002 and 2.44% as of year-end 2001.

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

Because of the historically favorable prepayment and loss rates of our Alt-A mortgages, we have received favorable credit ratings on our CMOs from credit rating agencies, which has reduced our required initial capital investment. The ratio of total assets to total equity, or “leverage ratio,” was 22.35 to 1 at year-end 2003 compared to 23.07 to 1 at year-end 2002. This use of leverage at these historical levels allows us to grow our balance sheet by efficiently using available capital. We continually monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to “—Liquidity and Capital Resources.”

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

We believe that current cash balances, currently available financing facilities, capital raising capabilities and excess cash flows generated from our long-term mortgage portfolio will adequately provide for projected funding needs and asset growth. However, if we are unable to raise capital in the future, we may not be able to grow as planned. Refer to Item 1. “Business–Risk Factors” for additional information regarding risks that could adversely affect our liquidity.

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

When we finance mortgages with long-term CMO borrowings, we repay short-term warehouse financing and recoup our 2% to 5% haircut. Then, depending on credit ratings from national credit rating agencies on our CMOs, we are generally required to provide an initial capital investment of 0.50% to 1% of the principal balance of mortgages securing CMO financing. Therefore, our total capital investment in CMOs range from approximately 3% to 5% of the principal balance of mortgages, depending on premiums paid upon acquisition of mortgages, costs paid for completion of CMOs, costs to acquire derivatives and initial capital investment in CMOs required to achieve desired credit ratings.

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

The mortgage operations has uncommitted warehouse line agreements to obtain financing of up to $985.0 million from the warehouse lending operations at prime minus 0.50% during the period that the mortgage operations accumulates mortgages until the mortgages are securitized or sold. At December 31, 2003, the warehouse lending operations had $631.9 million in outstanding warehouse advances to the mortgage operations.

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

Because the mortgage operations is seeking to retain earnings to fund the future growth of our mortgage operations business, the board of directors may decide that the mortgage operations should cease making dividend distributions in the future. This would materially reduce the amount of our taxable income and in turn, would reduce the amount we would be required to distribute as dividends.

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

CMO borrowings and reverse repurchase agreements. We use CMO borrowings and reverse repurchase agreements to fund substantially all of our warehouse financing to affiliates and non-affiliated clients and the acquisition and origination of mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase agreements with third party lenders. We primarily use uncommitted repurchase facilities with major investment banks to finance substantially all warehouse financing, as needed. During 2003, we added an additional $750.0 million of new uncommitted warehouse facilities to finance asset growth. The new warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These reverse repurchase agreements may have certain covenant tests which we continue to satisfy. As of December 31, 2003, the warehouse lending operations had $1.7 billion of uncommitted repurchase facilities with various lenders of which $1.6 billion was outstanding. Of total repurchase facilities, one of our lenders provides financing up to $125.0 million to finance the origination of multi-family mortgages.

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

For 2003, we completed $6.0 billion of CMOs, of which $5.3 billion were adjustable rate CMOs and $656.8 million were fixed rate CMOs, to provide long-term financing for the retention of $5.8 billion of primarily Alt-A mortgages and the origination of $290.5 million of multi-family mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as CMO collateral, which means that we have to provide less initial capital upon completion of CMOs. Capital investment in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies. Total credit loss exposure is limited to the capital invested in the

CMOs at any point in time. As of December 31, 2003, total capital invested in mortgages held as CMO collateral was $149.2 million, which includes capitalized premiums paid, capitalized costs incurred to complete CMO borrowings and the required initial capital investment in CMOs.

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

Cash proceeds from the issuance of securities. We raised $150.4 million in net proceeds from the issuance of 11.0 million new shares of common stock during 2003. In addition, in December 2003, we filed with the SEC a shelf registration statement that allows us to sell up to $500.0 million of securities, including common stock, preferred stock, debt securities and warrants. We raised $106.5 million in net proceeds from the issuance of 5,750,000 new shares of common stock in February of 2004. By issuing new shares periodically throughout the year, we believe that we were able to utilize new capital more efficiently and profitably.

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

Cash Flows

Operating Activities - Net cash provided by (used in) operating activities was $263.7 million for 2003 compared to $(188.3) million for 2002. Net earnings of $149.0 million during 2003 provided the majority of cash flows from operating activities. Net cash provided by (used in) operating activities was $(188.3) million for 2002 compared to $156.8 million for 2001. The majority of cash flows used in operating activities during 2002 was primarily due to a reduction in advances to the mortgage operations.

Investing Activities - Net cash used in investing activities was $4.1 billion for 2003 compared to $3.3 billion for 2002. Net cash flows of $3.5 billion, including principal payments, was used in investing activities to acquire mortgages for long-term investment. Net cash used in investing activities was $3.3 billion for 2002 compared to $1.0 billion for 2001. Net cash flows of $3.0 billion, including principal payments, was used in investing activities to acquire mortgages for long-term investment.

Financing Activities - Net cash provided by financing activities was $3.8 billion for 2003 compared to $3.6 billion for 2002. Net cash flows of $3.4 billion provided by financing activities was primarily provided by CMO financing, net of principal repayments. Net cash provided by financing activities was $3.6 billion for 2002 compared to $896.6 million for 2002. Net cash flows of $2.8 billion provided by financing activities was primarily provided by CMO financing, net of principal repayments.

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

Off-Balance Sheet Arrangements

On July 1, 2003, IMH acquired the assets and liabilities of IFC as IMH purchased 100% of the outstanding shares of voting common stock of IFC, which represents 1% of the economic interest in IFC. Prior to the July 1, 2003, IFC was a non-consolidating entity of IMH and was accounted for using the equity method of accounting by virtue of IMH’s ownership of 100% of the outstanding non-voting preferred stock of IFC, which represents 99% of the economic interest in IFC. As a result of the acquisition, IMH began to consolidate IFC as of that date. We do not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and “Note O - Derivative Instruments” in the accompanying notes to the consolidated financial statements for detail regarding off-balance sheet arrangements of consolidated entities.

Contractual Obligations

As of December 31, 2003, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
CMO borrowings (1)	$8,526,838	$2,975,690	$3,346,809	$1,156,992	$1,047,347
Reverse repurchase agreements	1,568,807	1,568,807	—	—	—
Operating leases	10,310	2,441	4,852	3,017	—

(1)	Reflects only the outstanding principal balance of CMOs outstanding during the period presented.

Payments on CMOs are dependent upon principal payments received from specific mortgages securing the CMO borrowings. These payments are determined using our estimates of future mortgage prepayment and loss rates of the underlying mortgages. If actual mortgage prepayment and loss rates differ from our estimates, the payment amounts will vary from the reported amounts. For additional information regarding our commitments refer to “Note N—Commitments and Contingencies” in the accompanying notes to the consolidated financial statements.

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

Interest rate risk management is the responsibility of ALCO, which reports results of interest rate risk analysis to the board of directors on a quarterly basis. ALCO establishes policies that monitor and coordinate sources, uses and pricing of funds. ALCO also attempts to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. In addition, various modeling techniques are used to value interest sensitive mortgage-backed securities, including interest-only securities. The value of investment securities available-for-sale is determined using a discounted cash flow model using prepayment rate, discount rate and credit loss assumptions. Our investment securities portfolio is available-for-sale, which requires us to perform market valuations of the securities in order to properly record the portfolio. We continually monitor interest rates of our investment securities portfolio as compared to prevalent interest rates in the market. We do not currently maintain a securities trading portfolio and are not exposed to market risk as it relates to trading activities.

Changes in Interest Rates

ALCO follows interest rate risk management policies intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate CMO borrowings. Our primary objective is to limit our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on adjustable rate CMO borrowings.

We primarily acquire for long-term investment ARMs and hybrid ARMs and, to a lesser extent, FRMs. ARMs are generally subject to periodic and lifetime interest rate caps. This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally six months, or over the life of the mortgage. Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1% per semiannual adjustment. Also, each ARM has a maximum lifetime interest rate cap. Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations. During a period of rapidly increasing or decreasing interest rates, financing costs could increase or decrease at a faster rate than the periodic interest rate adjustments on mortgages would allow, which could affect net interest income. In addition, if market rates were to exceed the maximum interest rates of our ARMs, borrowing costs could increase while interest rates on ARMs would remain constant. We also acquire hybrid ARMs that have initial fixed interest rate periods generally ranging from two to seven years which subsequently convert to ARMs. During a rapidly increasing or decreasing interest rate environment financing costs would increase or decrease more rapidly than would interest rates on mortgages, which would remain fixed until their next interest rate adjustment date. In order to provide some protection against any resulting basis risk shortfall on the related liabilities, we purchase derivatives. Derivatives are based upon the principal balance that would result under assumed prepayment speeds.

We measure the sensitivity of our net interest income to changes in interest rates affecting interest sensitive assets and liabilities using various simulations. These simulations take into consideration changes that may occur in investment and financing strategies, changes in the forward yield curve, changes in interest rate risk management strategies, changes in mortgage prepayment speeds and changes in the volume of mortgage acquisitions and originations.

As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets and interest-bearing liabilities and their affect on overall earnings. The simulations assume instantaneous and parallel shifts in interest rates and to what degree those shifts affect net interest income. First, we estimate net interest income along with net cash flows on derivatives for the next twelve months using balance sheet data and the notional amount of derivatives as of December 31, 2003 and 12-month projections of the following:

•	future interest rates using forward yield curves, which are market consensus estimates of future interest rates;

•	mortgage acquisition and originations;

•	mortgage prepayment rate assumptions; and

•	forward swap rates.

We refer to the 12-month projection of net interest income along with the 12-month projection of net cash flows on derivatives as the “base case.” For financial reporting purposes, net cash flows on derivative instruments are included in market-to-market loss—derivative instruments on the consolidated financial statements. However, for purposes of interest rate risk analysis we include net cash flows on derivatives in our base care simulations as we acquire derivatives to offset the effect that changes in interest rates have on variable borrowing costs, such as CMO and warehouse borrowings. We believe that including net cash flows on derivatives in our interest rate risk analysis presents a more useful simulation of the effect of changing interest rates on net cash flows generated by our long-term mortgage portfolio. Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward yield curve used to determine the base case and including any associated changes in projected mortgage prepayment rates caused by changes in interest rates. The results of each 100 basis point change in interest rates are then compared against the base case to determine the estimated dollar and percentage change to base case. The simulations consider the affect of interest rate changes on interest sensitive assets and liabilities as well as derivatives. The simulations also consider the impact that instantaneous and parallel shift in interest rates have on prepayment rates and the resulting affect of accelerating or decelerating amortization of premium and securitization costs.

The following table estimates the financial impact to base case, including net cash flow from derivatives, from various instantaneous and parallel shifts in interest rates based on both our on- and off-balance sheet structure as of December 31, 2003 and 2002 (dollar amounts in millions). Our off-balance sheet structure refers to the notional amount of derivatives that are not recorded on our balance sheet. Since these estimates are based upon numerous assumptions, actual sensitivity to interest rate changes could vary if actual experience differs from the assumptions used.

	Changes in base case as of December 31, 2003 (1)
	Base case, excluding net cash flow on derivatives		Net cash flow on derivatives	Base case, including net cash flow on derivatives
Instantaneous and Parallel Change in Interest Rates (2)	($)	(%)	($)	($)	(%)
Up 300 basis points, or 3% (3)	(162.3)	(75)	182.6	20.3	12
Up 200 basis points, or 2%	(99.8)	(46)	121.7	21.9	13
Up 100 basis points, or 1%	(44.3)	(20)	60.9	16.6	10
Down 100 basis points, or 1%	57.3	26	60.7	(3.4)	(2)
Down 200 basis points, or 2% (4)	n/a	n/a	n/a	n/a	n/a

	Changes in base case as of December 31, 2002 (1)
	Base case, excluding net cash flow on derivatives		Net cash flow on derivatives	Base case, including net cash flow on derivatives
Instantaneous and Parallel Change in Interest Rates (2)	($)	(%)	($)	($)	(%)
Up 200 basis points, or 2%	(46.1)	(26)	38.2	(7.9)	(6)
Up 100 basis points, or 1%	(24.3)	(14)	19.4	(4.9)	(4)
Down 100 basis points, or 1%	27.9	16	(19.8)	8.1	6
Down 200 basis points, or 2% (4)	32.0	18	(22.0)	10.0	8

(1)	The dollar and percentage changes represent base case for the next twelve months versus the change in base case using various instantaneous and parallel interest rate change simulations, excluding the effect of amortization of loan discounts to base case.

(2)	Instantaneous and parallel interest rate changes over and under the projected forward yield curve.

(3)	This simulation was added to our analysis as it is relevant in light of the interest rate environment as of December 31, 2003 and the projected forward yield curve for 2004.

(4)	The interest rate environment as of December 31, 2003 made this simulation irrelevant as a 200 basis point downward shock to short-term interest rates would result in negative interest rates.

The use of derivatives to manage risk associated with changes in interest rates is an integral part of our strategy to limit interest rate risk. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strike prices of derivatives during a particular time period. By using derivatives, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to minimize significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change.

The following table summarizes the notional amount (dollars in thousands), weighted average strike price and low and high strike prices of caps, floors and swaps that were acquired to manage risk associated with the variability of interest rates and corresponding cash flows on CMO borrowings for the payment due dates indicated:

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

The strike prices of caps and floors are based on one-month LIBOR as that is the interest rate index that is used to determine interest rates on adjustable rate CMO borrowings. As of December 31, 2003, one-month LIBOR was 1.12%. Since one-month LIBOR was below the majority of strike prices on caps during 2003, we did not receive significant cash from these derivatives in 2003. Conversely, we made cash payments on many floors that we sold during 2003, as we paid the interest rate differential between the floor strike price and the one-month LIBOR rate, which was generally lower than floor strike prices. We made cash payments on many floors as we hold short positions on the majority of floors. We sold floors to offset our cost of acquiring long positions in caps. If one-month LIBOR rises and approaches the floor strike prices, we will pay less on the floors.

We primarily acquired caps and floors during the first half of 2002 and throughout 2001 to protect net interest income during a potentially rising interest rate environment. With market volatility and uncertainty and the associated risk involved which was occurring during 2001 and was further exacerbated by the terrorist events of September 11, 2001, we felt it was prudent, at the time, to protect net interest margins from possible extreme interest rate increases by purchasing caps and selling floors. However, because interest rates continued to decline to all-time lows during 2003 and 2002, we began to acquire swaps to essentially convert our adjustable rate CMO borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate CMO borrowings, and we pay a fixed interest rate. We continued to acquire swaps to manage interest rate risk during the first quarter of 2004. Many of the caps and floors that we acquired in 2001 that were more expensive than derivatives, primarily swaps which we acquired during 2003, expired during the fourth quarter of 2003.

The following table presents the extent to which changes in interest rates and changes in the volume of interest rate sensitive assets and interest rate sensitive liabilities have affected interest income and interest expense during the periods indicated. Information is provided on mortgage assets and borrowings on mortgage assets, only, with respect to the following:

•	changes attributable to changes in volume (changes in volume multiplied by prior rate);

•	changes attributable to changes in rate (changes in rate multiplied by prior volume);

•	changes in interest due to both rate and volume; and

•	net change.

	Year Ended December 31, 2003 over 2002
	Volume	Rate	Rate/ Volume	Net Change
	(in thousands)
Increase/(decrease) in:
Subordinated securities collateralized by mortgages	$(453)	$3,446	$(1,016)	$1,977
Mortgages held as CMO collateral	192,021	(37,977)	(36,327)	117,717
Mortgages held-for-investment and mortgages held-for-sale	10,679	(1,571)	18,691	27,799
Finance receivables	14,899	(3,004)	(2,309)	9,586

Change in interest income on mortgage assets	217,146	(39,106)	(20,961)	157,079

CMO borrowings	98,534	(13,605)	(13,096)	71,833
Reverse repurchase agreements	16,237	(4,405)	(3,033)	8,799
Borrowings secured by investment securities	(1,352)	6,729	(4,913)	464

Change in interest expense on borrowings on mortgage assets	113,419	(11,281)	(21,042)	81,096

Change in net interest income on mortgage assets	$103,727	$(27,825)	$81	$75,983

	Year Ended December 31, 2002 over 2001
	Volume	Rate	Rate/ Volume	Net Change
	(in thousands)
Increase/(decrease) in:
Subordinated securities collateralized by mortgages	$(542)	$(1,699)	$262	$(1,979)
Mortgages held as CMO collateral	140,048	(23,147)	(28,783)	88,118
Mortgages held-for-investment	(1,435)	(582)	96	(1,921)
Finance receivables	10,301	(3,895)	(2,579)	3,827

Change in interest income on mortgage assets	148,372	(29,323)	(31,004)	88,045

CMO borrowings	96,717	(29,783)	(38,803)	28,131
Reverse repurchase agreements	12,406	(14,013)	(5,639)	(7,246)
Borrowings secured by investment securities	(1,069)	608	(253)	(714)

Change in interest expense on borrowings on mortgage assets	108,054	(43,188)	(44,695)	20,171

Change in net interest income on mortgage assets	$40,317	$13,865	$13,691	$67,874

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act, as of December 31, 2003. Based on their evaluation, our management concluded at the time of our original Form 10-K filing that our disclosure controls and procedures were effective.

Subsequent to filing our original annual report on Form 10-K and in connection with the preparation and review of our financial statements for the quarter ended June 30, 2004, management identified errors that led to a decision to restate our financial statements for the years ended December 31, 2003, 2002 and 2001. The restatements for the years ended December 31, 2003, 2002 and 2001 are further discussed in Note A.2. – “Restatement of Consolidated Financial Statements” in our Notes to Consolidated Financial Statements.

Subsequent to management’s identification of the errors in our financial statements and after reporting the error to our independent registered public accounting firm, KPMG LLP (“KPMG”), we noted certain matters regarding financial reporting and the interpretation of financial accounting standards in accordance with generally acceptable accounting principles to be a material weakness in internal controls as defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Inadequate controls and procedures in the accounting and financial reporting departments for appropriately interpreting and applying accounting principles along with the production and review of financial statements in order to prevent or detect misstatements of accounting information was a material weakness that was identified.

Furthermore, in planning and performing its audit of our restated consolidated financial statements, our external auditors also noted in a letter to management and the audit committee dated August 16, 2004 certain matters involving internal controls and operations that they consider to be a material weakness. According to the letter, we need to improve the evaluation and documentation of accounting policies and procedures for complex transactions, such as transfers of financial assets, derivatives and hedge accounting and allowance for credit losses, and we currently do not have a sufficient amount or type of staff in the financial reporting and accounting departments, including the lack of a Controller. Furthermore, our auditors noted significant deficiencies, as defined by the PCAOB, for our consideration stating that our internal audit function does not provide an adequate or effective monitoring of our controls and we need to evaluate whether we have appropriate internal resources to manage and monitor work performed by our outsourced tax compliance function.

In connection with restating our financial statements as provided in this report, our CEO and CFO, with the participation of other management, re-evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2003 and based on the re-evaluation by our CEO and CFO, they concluded that, as of the end of the year ended December 31, 2003, there were certain deficiencies in some of our disclosure controls and procedures, which has resulted in a conclusion that such disclosure controls were ineffective.

As a result of the findings described above and in addition to our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, we began implementing the following actions:

•	we sought to thoroughly understand the nature of the issues through discussions with KPMG and our Audit Committee;

•	as part of our new internal control procedures, we are enhancing our documentation of critical accounting policies;

•	we hired outside consultants to assist our internal audit group in documenting our accounting and business processes and identifying areas that require control or process improvement;

•	we have begun establishing and continue to establish new internal control processes based on discussions with our consultants that we have engaged to help us in this regard and our own management team seeking to remedy any problems identified;

•	in June 2004, we hired a Director of Internal Audit whose primary responsibilities are to oversee the establishment of formalized policies and procedures throughout our organization and to document and assess our system of internal controls;

•	we began instituting, and continue to institute, new procedures around our quarterly reporting processes whereby significant accounting issues are discussed and documented, reviewed with our external auditors and our Audit Committee, formally approved by our management, and given timely effect in our books and records;

•	in October 2004 we hired a Controller; and

•	we have embarked on the hiring of additional resources in the accounting and finance areas with expertise in technical accounting and SEC reporting.

We anticipate expenditures of approximately $1.0 million to $1.5 million to implement these actions along with other items related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

We believe that our disclosure controls and procedures, including our internal control over financial reporting, have improved due to the scrutiny of such matters by our management and Audit Committee, and other consultants we have engaged to assist us in assessing and improving our controls and procedures. Since the initial identification of the issues resulting from the restatements, we believe our controls and procedures will continue to improve as we complete the implementation of the actions described above. We note, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving it stated goals under all potential future conditions. Over time, our control systems as we develop them may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based in part upon these changes, our CEO and CFO believe that as of the filing date of this Annual Report on Form 10-K/A, our disclosure controls and procedures are effective and are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company has not yet evaluated or tested the operating effectiveness of internal controls over financial reporting.

Changes in Internal Controls

During the fourth quarter of 2003, there were no changes in our internal controls over financial reporting that have materially affected or are reasonable likely to materially affect our internal controls over financial reporting. Subsequent to December 31, 2003 (specifically in August 2004), we began implementation of the changes discussed above which actions have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. When fully implemented, we will test the operating effectiveness of such controls, as performed, in the normal course of business.

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

Incentive Compensation. Each executive officer receives incentive compensation, or “incentive compensation,” which is paid to each executive officer in an amount equal to our excess income, which is the greater of zero or net income minus the product of (i) the ten year U.S. treasury rate plus 200 basis points and (ii) the average net worth multiplied by the number of days in the quarter and divided by 365, multiplied by 4.0875% in the case of Joseph Tomkinson, 4.25% in the case of William Ashmore, and 3.0% in the case of Richard Johnson. Net income is determined in accordance with the then-current tax law before the total incentive compensation is paid to the officers, the deduction for dividends paid and any net operating loss deductions arising from prior periods. The ten year U.S. treasury rate is generally the arithmetic average of the weekly per annum ten year average yields published by the Federal Reserve Board during the quarter. Average net worth is, for any quarter, IMH’s accumulated net worth of $514.8 million at December 31, 2002 plus, subsequent to December 31, 2002, the weighted average daily sum of the gross proceeds from any sale of IMH’s equity securities, before deducting any underwriting discounts and commissions and other expenses; plus the average balance for the quarter of IMH’s retained earnings; less the weighted average daily sum of the gross proceeds used to repurchase IMH’s stock; less the average balance for the quarter of the cumulative dividends declared; plus an amount equal to prior period losses, as defined in the agreements.

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

Credit Arrangements. The warehouse lending operations maintains a $985.0 million uncommitted warehouse financing facility with the mortgage operations. Advances under the warehouse facility bear interest at Bank of America’s prime rate minus 0.50%. Interest income recorded by the warehouse lending operations related to the warehouse line provided to the mortgage operations during the non-consolidation period was $10.5 million.

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

3.1

Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the

Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the

Securities and Exchange Commission on September 7, 1995).

3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(c)	Articles of Amendment for change of name to Charter of the Registrant (incorporated by reference to exhibit number 3.1(a) of the Registrant’s Current Report on Form 8-K, filed February 11, 1998).

3.1(d)	Articles Supplementary and Certificate of Correction for Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1(d) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(e)	Articles Supplementary for Series B 10.5% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1b of the Registrant’s Current Report on Form 8-K, filed December 23, 1998).

3.1(f)	Articles Supplementary for Series C 10.5% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1(g)	Certificate of Correction for Series C Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1(h)	Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on July 12, 2002, reclassifying Series C Preferred Stock of the Registrant (incorporated by reference to exhibit 9 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1(i)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on July 17, 2002, increasing authorized shares of Common Stock of the Registrant (incorporated by reference to exhibit 10 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1(j)	Resolution to Change Principal Officer or Resident Agent, filed with the State Department of Assessments and Taxation of Maryland on September 11, 2002 (previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws of the Registrant, as amended and restated (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

3.2(a)	Amendment to Bylaws of the Registrant (incorporated by reference to exhibit 3.2(a) of the Registrant’s Registration Statement of Form S-3 (File No. 333-111517) filed with the Securities and Exchange Commission on December 23, 2004).

4.1	Form of Stock Certificate of the Company (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

4.2	Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on October 14, 1998).

4.2(a)	Amendment No. 1 to Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2(a) of the Registrant’s Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on December 23, 1998).

10.1	1995 Stock Option, Deferred Stock and Restricted Stock Plan, as amended and restated (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

10.2	Form of Indemnity Agreement between the Registrant and its Directors and Officers (incorporated by reference to exhibit 10.4 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

10.3	Form of Loan Purchase and Administrative Services Agreement between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

10.4	Servicing Agreement effective November 11, 1995 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.14 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-04011), filed with the Securities and Exchange Commission on May 17, 1996).

10.5	Impac Mortgage Holdings, Inc. 1996 Stock Option Loan Plan (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 1996).

10.6	Lease dated June 1, 1998 regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit 10.17 of the Registrant’s 10-K for the year ended December 31, 1998).

10.6(a)	Second Amendment to Lease dated October 1, 1999 between The Realty Associates Fund V, L.P., the Registrant and Impac Funding Corporation regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit number 10.4(d) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Office Lease, First Amendment to Office Lease, and Assignment, Assumption and Consent to Assignment of Lease with Property California OB One Corporation and Assignment to Impac Funding Corporation regarding 15050 Avenue of Science Suite 210 San Diego California. (incorporated by reference to exhibit number 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.8	Employment Agreement between Impac Funding Corporation and Ronald M. Morrison dated September 1, 2001 (previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003).

10.9	Note dated June 30, 1999 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.17 of the Registrant’s 10-K for the year ended December 31, 1999).

10.10	Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed with the SEC on April 30, 2001).

10.10(a)	Amendment to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to Exhibit 4.1(a) of the Registrants Form S-8 filed with the SEC on March 1, 2002).

10.10(b)	Amendment No. 2 to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003).

10.11	Underwriting Agreement dated August 22, 2002 among the Registrant, JMP Securities LLC and Sandler O’Neill & Partners, L.P. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed August 23, 2002).

10.12	Underwriting Agreement dated February 20, 2003 among the Registrant, UBS Warburg LLC, JMP Securities LLC, RBC Dain Rauscher Inc., and Wedbush Morgan Securities, Inc. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed February 21, 2003).

10.13	The Impac Companies Deferred Compensation Plan (incorporated by reference to exhibit 10.17 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.14	Equity Distribution Agreement, dated May 5, 2003, between Impac Mortgage Holdings, Inc. and UBSWarburg LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed May 7, 2003).

10.14(a)	Letter Agreement to Equity Distribution Agreement, dated June 10, 2003, between Impac Mortgage Holdings, Inc. and UBS Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed June 12, 2003).

10.15	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.16	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.17	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Richard J. Johnson (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.18	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Joseph R. Tomkinson (incorporated by reference to exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.19	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of William S. Ashmore (incorporated by reference to exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.20	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Richard J. Johnson (incorporated by reference to exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.21	Stock Purchase Agreement, dated July 1, 2003, among Impac Mortgage Holdings, Inc, Joseph R. Tomkinson, William S. Ashmore, and Johnson Revocable Living Trust (incorporated by reference to exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.22	Underwriting Agreement, dated December 17, 2003, by and among Impac Mortgage Holdings, Inc., JMP Securities LLC and Sandler O’Neill & Partners, L.P. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed December 18, 2003).

10.23	Underwriting Agreement, dated February 5, 2004, by and among Impac Mortgage Holdings, Inc., UBS Securities LLC, Friedman, Billings, Ramsey & Co., Inc., Sandler O’Neill & Partners, L.P. and JMP Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed February 6, 2004).

21.1	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

23.1	Consent of KPMG LLP.

24	Power of Attorney (previously included on signature page of Annual Report on Form 10-K for the year ended December 31, 2003).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 13th day of October 2004.

IMPAC MORTGAGE HOLDINGS, INC.

by	/s/ JOSEPH R. TOMKINSON
Joseph R. Tomkinson Chairman of the Board and Chief Executive Office

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and Director	October 13, 2004

/s/ RICHARD J. JOHNSON Richard J. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 13, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Impac Mortgage Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive earnings, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

As discussed in Note A.16 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

As discussed in Note A.2. to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003.

/s/ KPMG LLP

Orange County, California

January 29, 2004, except as to Note T to

the consolidated financial statements,

which is as of February 15, 2004, and Note A.2., which is as of August 16, 2004

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

	At December 31,
	2003	2002
	(as restated)
ASSETS
Cash and cash equivalents	$127,381	$113,345
CMO collateral	8,639,014	5,119,908
Mortgages held-for-investment	652,814	57,536
Finance receivables	630,030	664,021
Allowance for loan losses	(38,596)	(26,602)
Mortgages held-for-sale	397,618	—
Accrued interest receivable	39,347	27,219
Investment in and advances to Impac Funding Corporation	—	531,032
Other assets	130,349	53,880

Total assets	$10,577,957	$6,540,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
CMO borrowings	$8,489,853	$5,019,934
Reverse repurchase agreements	1,568,807	1,168,029
Accumulated dividends payable	—	21,754
Other liabilities	46,510	47,097

Total liabilities	10,105,170	6,256,814

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 7,500,000 shares authorized; none issued and outstanding at December 31, 2003 and 2002	—	—
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.01 par value; 200,000,000 and 50,000,000 shares authorized and 56,368,368 and 45,320,517 shares issued and outstanding as of December 31, 2003 and 2002, respectively	564	453
Additional paid-in capital	629,662	479,298
Accumulated other comprehensive gain	4,356	8,471
Net accumulated deficit:
Cumulative dividends declared	(307,031)	(200,954)
Retained earnings	145,236	(3,743)

Net accumulated deficit	(161,795)	(204,697)

Total stockholders’ equity	472,787	283,525

Total liabilities and stockholders’ equity	$10,577,957	$6,540,339

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS

(in thousands, except per share data)

	For the year ended December 31,
	2003	2002	2001
	(as restated, all periods)
INTEREST INCOME:
Mortgage assets	$385,523	$228,444	$140,399
Other interest income	1,218	1,823	1,164

Total interest income	386,741	230,267	141,563
INTEREST EXPENSE:
CMO borrowings	174,199	102,366	74,235
Reverse repurchase agreements	32,382	23,583	30,829
Other borrowings	2,428	1,852	3,119

Total interest expense	209,009	127,801	108,183
Net interest income	177,732	102,466	33,380
Provision for loan losses	24,853	19,848	16,813

Net interest income after provision for loan losses	152,879	82,618	16,567

NON-INTEREST INCOME:
Gain on sale of loans	39,022	—	—
Equity in net earnings of Impac Funding Corporation	11,537	11,299	19,499
Mark-to-market loss – derivative instruments	(16,021)	(50,502)	(33,391)
Other income	9,995	2,864	5,295

Total non-interest income	44,533	(36,339)	(8,597)

NON-INTEREST EXPENSE:
Personnel expense	25,250	1,856	1,192
General and administrative and other expense	7,660	985	1,669
Professional services	4,785	1,389	1,218
Amortization and impairment of mortgage servicing rights	2,315	—	—
Data processing expense	1,829	162	159
Equipment expense	1,608	186	179
Occupancy expense	1,560	161	130
Provision for repurchases	1,499	—	—
Write-down on investment securities available-for-sale	298	1,039	2,217
(Gain) loss on sale of other real estate owned	(2,632)	154	(1,931)

Total non-interest expense	44,172	5,932	4,833

Earnings before extraordinary item and cumulative effect of change in accounting principle	153,240	40,347	3,137
Extraordinary item	—	—	(1,006)
Cumulative effect of change in accounting principle	—	—	(4,313)

Net earnings before income taxes	153,240	40,347	(2,182)
Income taxes	4,261	—	—

Net earnings	148,979	40,347	(2,182)
Less: Cash dividends on cumulative convertible preferred stock	—	—	(1,575)

Net earnings available to common stockholders	$148,979	$40,347	$(3,757)

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS—(continued)

(in thousands, except per share data)

	For the year ended December 31,
	2003	2002	2001
	(as restated, all periods)
Other comprehensive earnings:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during year	$2,272	$389	$6,957
Less: Reclassification of losses (gains) included in income	(6,387)	(112)	1,805

Net unrealized gains (losses) arising during year	(4,115)	277	8,762

Comprehensive earnings	$144,864	$40,624	$6,580

Earnings per share before extraordinary item and cumulative effect of change in accounting principle:
Net earnings per share—basic	$2.94	$1.01	$0.07

Net earnings per share—diluted	$2.88	$0.99	$0.11

Net earnings per share:
Net earnings (loss) per share—basic	$2.94	$1.01	$(0.16)

Net earnings (loss) per share—diluted	$2.88	$0.99	$(0.16)

Dividends declared per common share	$2.05	$1.76	$0.69

See accompanying notes to consolidated financial statements.

IPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollar amounts in thousands, except share data)

	Number of Preferred Shares Outstanding	Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Notes Receivable Common Stock Sales	Cumulative Dividends Declared	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance, December 31, 2000 (as reported)	1,200,000	$12	20,409,956	$204	$325,350	$(568)	$(902)	$(103,973)	$(41,683)	$178,440
Cumulative effect of restatement	—	—	—	—	—	—	—	—	(225)	(225)
Balance, December 31, 2000 (as restated)	1,200,000	12	20,409,956	204	325,350	(568)	(902)	(103,973)	(41,908)	178,215
Dividends declared ($0.69 per common share)	—	—	—	—	—	—	—	(21,404)	—	(21,404)
Dividends declared on preferred shares	—	—	—	—	—	—	—	(1,575)	—	(1,575)
Repurchase of common stock	—	—	(25,000)	—	(54)	—	—	—	—	(54)
Common stock offering	—	—	5,100,000	51	33,482	—	—	—	—	33,533
Proceeds from exercise of stock options	—	—	161,109	1	553	—	—	—	—	554
Conversion of preferred shares to common stock	(1,200,000)	(12)	6,355,932	64	(52)	—	—	—	—	—
Advances on notes receivable from common stock sales	—	—	—	—	—	—	(18)	—	—	(18)
Net earnings, 2001 (as restated)	—	—	—	—	—	—	—	—	(2,182)	(2,182)
Other comprehensive gain (as restated)	—	—	—	—	—	8,762	—	—	—	8,762

Balance, December 31, 2001 (as restated)	—	—	32,001,997	320	359,279	8,194	(920)	(126,952)	(44,090)	195,831
Dividends declared ($1.76 per common share)	—	—	—	—	—	—	—	(74,002)	—	(74,002)
Common stock offering	—	—	11,197,000	112	98,004	—	—	—	—	98,116
Proceeds from exercise of stock options	—	—	150,824	1	992	—	—	—	—	993
Sale of stock via structured equity shelf	—	—	1,970,696	20	21,023	—	—	—	—	21,043
Advances on notes receivable from common stock sales	—	—	—	—	—	—	920	—	—	920
Net earnings, 2002 (as restated)	—	—	—	—	—	—	—	—	40,347	40,347
Other comprehensive gain (as restated)	—	—	—	—	—	277	—	—	—	277

Balance, December 31, 2002 (as restated)	—	—	45,320,517	453	479,298	8,471	—	(200,954)	(3,743)	283,525
Dividends declared ($2.05 per common share)	—	—	—	—	—	—	—	(106,077)	—	(106,077)
Common stock offering	—	—	5,750,000	58	76,692	—	—	—	—	76,750
Proceeds from exercise of stock options	—	—	520,978	5	4,549	—	—	—	—	4,554
Sale of stock via equity distribution agreement.	—	—	4,769,186	48	68,998	—	—	—	—	69,046
Issuance of shares for the purchase of Impac Funding Corp.	—	—	7,687	—	125	—	—	—	—	125
Net earnings, 2003 (as restated)	—	—	—	—	—	—	—	—	148,979	148,979
Other comprehensive loss (as restated)	—	—	—	—	—	(4,115)	—	—	—	(4,115)

Balance, December 31, 2003 (as restated)	—	$—	56,368,368	$564	$629,662	$4,356	$—	$(307,031)	$145,236	$472,787

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2003	2002	2001
	(as restated, all periods)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$148,979	$40,347	$(2,182)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	(4,313)
Equity in net earnings of Impac Funding Corporation	(11,537)	(11,299)	(19,499)
Provision for loan losses	24,853	19,848	16,813
Amortization of CMO premiums and deferred securitization costs	67,966	37,945	14,973
Net change in accrued interest receivable	(12,128)	(12,932)	(3,416)
Net change in investment in and advances to IFC	16,968	(322,469)	105,049
Impairment of securitization costs	—	—	(1,006)
Impairment of investment securities available-for-sale	298	1,039	2,217
Amortization and impairment of mortgage servicing rights	2,315	—	—
Gain (loss) on sale of other real estate owned	(2,632)	154	(1,931)
Gain on sale of loans	(39,022)	—	—
Purchase of mortgages-held-for sale	(5,960,645)	—	—
Sale and principal reductions on mortgages held-for-sale	6,053,514	—	—
Depreciation and amortization	1,524	—	—
Mark-to-market loss – derivative instrument	16,021	50,502	33,391
Net change in deferred taxes	9,173	—	—
Recoveries and gain on sale of investment securities available-for-sale	(9,078)	—	(312)
Net change in other assets and liabilities	(42,887)	8,598	17,009

Net cash provided by (used in) operating activities	263,682	(188,267)	156,793

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in CMO collateral	(3,561,981)	(2,952,209)	(869,825)
Net change in finance receivables	33,991	(363,450)	(162,771)
Purchase of premises and equipment	(1,816)	—	—
Cash received from acquisition of Impac Funding Corporation	23,510	—	—
Net change in mortgages held-for-investment	(595,278)	(44,235)	(16,091)
Sale of investment securities available-for-sale	5,232	—	3,901
Dividends from Impac Funding Corporation	11,385	12,870	8,894
Net change in mortgage servicing rights	(5,620)	—	—
Principal reductions on investment securities available-for-sale	(7,961)	6,162	6,888
Proceeds from sale of other real estate owned	33,877	12,147	9,584

Net cash used in investing activities	(4,064,661)	(3,328,715)	(1,019,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements and other borrowings	400,778	692,675	62,473
Proceeds from CMO borrowings	5,966,054	3,876,008	1,500,921
Repayment of CMO borrowings	(2,574,336)	(1,044,986)	(683,406)
Dividends paid	(127,831)	(66,329)	(9,686)
Retirement of senior subordinated debentures	—	—	(7,747)
Proceeds from sale of common stock	69,046	98,116	33,533
Proceeds from sale of common stock via equity distribution agreement	76,750	21,043	—
Repurchase of common stock	—	—	(54)
Proceeds from exercise of stock options	4,554	993	554

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(in thousands)

	For the year ended December 31,
	2003	2002	2001
	(as restated, all periods)
Reduction (advances) on notes receivable from common stock sales	—	920	(18)

Net cash provided by financing activities	3,815,015	3,578,440	896,570

Net change in cash and cash equivalents	14,036	61,458	33,943
Cash and cash equivalents at beginning of year	113,345	51,887	17,944

Cash and cash equivalents at end of year	$127,381	$113,345	$51,887

SUPPLEMENTARY INFORMATION:
Interest paid	$218,586	$140,935	$113,384
Taxes paid	17,885	—	—
NON-CASH TRANSACTIONS:
Accumulated other comprehensive gain (loss)	$(4,115)	$277	$8,762
Transfer of mortgages held-for-investment to other real estate owned	5,776	1,839	2,522
Transfer of CMO collateral to other real estate owned	30,394	13,441	7,993
Transfer of finance receivables to other real estate owned	91	—	606
Dividends declared and unpaid	—	21,754	14,081

The following table presents the acquisition of the assets and liabilities of Impac Funding Corporation as of July 1, 2003 (in thousands):

ASSETS ACQUIRED
(as restated)
Cash and cash equivalents	$24,135
Mortgages held-for-sale	451,465
Accrued interest receivable	565
Other assets	91,962

Total assets	$568,127

LIABILITIES ASSUMED
Warehouse borrowings	$447,951
Other liabilities	66,971
Deferred revenue	52,371

Total liabilities	567,293
Total stockholders’ equity	834

Total liabilities and stockholders’ equity	$568,127

Net Assets Acquired:
Investment in Impac Funding Corporation	$84
Cash paid for common stock	625
Shares issued for common stock	125

$834

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

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

On July 1, 2003, IMH entered into a stock purchase agreement with Joseph R. Tomkinson, our Chairman, Chief Executive Officer and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, our Executive Vice President and Chief Financial Officer is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750. Messrs. Tomkinson and Ashmore and the Johnson Revocable Living Trust each owned one-third of the outstanding common stock of IFC. Mr. Tomkinson elected to receive $125 worth of his consideration for the sale of his IFC shares of common stock in the form of 7,687 shares of IMH common stock. The fairness opinion related to the purchase price of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by our board of directors. As a result of acquiring 100% of IFC’s common stock on July 1, 2003, IMH owns all of the common stock and preferred stock of IFC and began to consolidate IFC as of that date.

Due to the consolidation of IFC on July 1, 2003, the consolidated financial statements include results of operations of the mortgage operations for the period from January 1, 2003 to June 30, 2003 (non-consolidation period) as equity in net earnings of IFC and the period from July 1, 2003 to December 31, 2003 (consolidated period) on a consolidated basis. The financial condition and results of operations have been presented in the consolidated financial statements for the three-year period ended December 31, 2003 and include the financial results of IMH, IMH Assets, IWLG, IMCC and IFC (together with its wholly-owned subsidiaries Novelle and ISAC).

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

•	documentation required for approval of the mortgagor.

We operate three core businesses:

•	long-term investment operations that is conducted by IMH, IMH Assets and IMCC;

•	mortgage operations that is conducted by IFC, ISAC and Novelle; and

•	warehouse lending operations that is conducted by IWLG.

The long-term investment operations primarily invest in adjustable rate and fixed rate Alt-A mortgages that are acquired and originated by the mortgage operations. The long-term investment operations also originate small-balance, multi-family residential mortgages (multi-family mortgages). Mortgage balances generally range from $250 thousand to $3.0 million. Multi-family mortgages have interest rate floors, which is the initial start rate, and prepayment penalty periods of 3, 5 and 7 years. Multi-family mortgages provide greater asset diversification on our balance sheet as multi-family mortgage borrowers typically have higher credit scores and multi-family mortgages generally have lower loan-to-value ratios (LTV ratios) and longer lives than Alt-A mortgages. This business primarily generates net interest income on mortgages held-for-investment and mortgages held as CMO collateral (long-term mortgage portfolio). Investment in Alt-A and multi-family mortgages is financed with collateralized mortgage obligations (CMO) financing, warehouse facilities and proceeds from the sale of capital stock.

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

2.	Restatement of Consolidated Financial Statements

The consolidated balance sheets as of December 31, 2003 and 2002 and the consolidated statements of operations and comprehensive earnings, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2003 have been restated. The effect of this restatement on net earnings (loss) for the three-year period ended December 31, 2003 was an increase (decrease) of $21.7 million, $(34.6) million and $(35.4) million, respectively. The following are the principal reasons for the restatement:

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

•	Correct our revenue recognition policy with respect to the cash sale of mortgage servicing rights to unrelated third parties when the mortgage loans are retained. Previously, we recognized gains in the period in which the mortgage servicing rights were sold for the amount of cash proceeds received. We now allocate a portion of the accounting basis of the mortgage loans to the mortgage servicing rights, which results in a discount to the mortgage loans retained. That discount is accreted as an adjustment to yield on mortgage assets over the life of the related mortgages. Historically, when IFC sold mortgages, on a servicing retained basis, to IMH, IFC capitalized the portion of the price received on mortgages that was deemed to represent the value of MSRs as deferred income, which was amortized over the life of the mortgages. Subsequently, when IFC sold the MSRs to third party investors, IFC would recognize the sale of MSRs as gain on sale of loans and the remaining related amount of deferred income would be reduced accordingly. During the period when IFC was either a consolidated subsidiary or a 99% equity method investee of IMH, such related party loan sales between IFC and IMH are not sales for financial reporting purposes and, therefore, no gain should be recorded until MSRs are sold to unrelated third parties. The restated financial statements reflect IFC’s sales of MSRs to third parties appropriately accounted for consistent with the provisions in AICPA Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities with Others” (SOP 01-6). Under SOP 01-6 for sales of MSRs with the loans being retained, the carrying value of the loan is allocated between the loan basis and the MSR basis consistent with the relative fair value method prescribed in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). As a result, only a nominal gain is realized from the sale of MSRs and a discount is recorded on the mortgage loans retained. The consolidated financial statements have been restated to reflect the reversal of previously recorded gains on sale of loans upon the sale of MSRs and the corresponding accretion of the discount as an adjustment to the yield on the mortgage loans retained;

•	Correct our accounting for derivative financial instruments and hedging activities. We enter into forward purchase commitments on mortgage loans both to be held for sale and held for investment, in addition to our origination pipeline. Previously, certain purchase commitments were not accounted for as derivatives. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and Statement of Financial Accounting Standards No. 149 “Amendment of FASB Statement No. 133 on Derivatives and Hedging Activities” (SFAS 149), we believe that such instruments met the definition of a derivative and as such, they should have been carried at their fair value with changes in fair value recognized in earnings. In addition, we enter into derivative contracts to manage the various risks associated with certain specific liabilities. On the date we entered into these derivative contracts, the derivatives were designated as a hedge of the variability in expected future cash flows associated with a financing obligation or future liability (a “cash flow” hedge). Any change in value associated with a cash flow hedge derivative was previously recorded as an increase or decrease in accumulated other comprehensive income. Upon our review, we now believe that the documentation of cash flow hedge accounting relationships was deficient as to the specificity of the underlying hedged transaction in order to assess hedge effectiveness and the measurement of ineffectiveness as required by the stringent applicable accounting standard, SFAS 133. As such, we made the determination that it is not appropriate to apply cash flow hedge accounting in accordance with SFAS 133 for purposes of GAAP financial statements. However, we will continue to apply hedge accounting for purposes of preparing our tax returns and managing our REIT tests, for which the standards are different to achieve hedge accounting. This correction resulted in our recording all changes in fair value of hedge derivatives as a current period expense or revenue and not as an adjustment to accumulated other comprehensive income;

•

Change our classification of certain interest rate derivative gains and losses to non-interest income as opposed to an adjustment to the interest yield on mortgages held for long-term investment as a result of the elimination of cash flow hedging, as stated above. We purchase derivatives to manage our exposure to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO and warehouse borrowings, as changing interest rates affect cash flows on CMO and warehouse borrowings. Historically, cash payments received and made on derivatives were recorded as an adjustment to the interest yield on mortgages held for long-term investment on the consolidated financial statements. Due to the restatement discussed above relating to derivatives, rather than the Company reclassifying cash payments received and made on derivatives as an

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

adjustment to the interest yield on CMO and warehouse borrowings, we have now recorded the total change in fair value of the derivatives (cash payments plus unrealized gains and losses) as mark-to-market gains (losses) - derivative instruments in the statements of operations; and

•	Correct our accounting for certain inter-company transactions. Prior to the consolidation of IFC on July 1, 2003, certain significant inter-company balance sheet and income statement items of the mortgage operations were presented on an unconsolidated basis. The significant transactions primarily include advances made to the mortgage operations in the form of finance receivables, which have now been reclassified to investment in and advances to IFC in prior period financial statements. In addition, inter-company balance sheet and income statements eliminations include other interest income and expense as a result of inter-company borrowings, non-interest income as a result of inter-company fees associated with finance receivables and inter-company expense allocations, which were all eliminated through equity in net earnings of IFC, which also changes amounts reported in “Investment in and advances to Impac Funding Corporation” on the consolidated financial statements. These elimination entries have no effect on total stockholders’ equity or net earnings.

A summary of the impact of the restatements on net earnings follows:

	For the years ended December 31,
	2003	2002	2001
Net earnings, as previously reported	$127,231	$74,917	$33,178
Restatement for sale of mortgage servicing rights when the mortgage loans are retained	(14,192)	(14,270)	(7,309)
Restatement for derivative financial instruments and cessation of cash flow hedge accounting	35,940	(20,300)	(28,051)

Net earnings (loss), as restated	$148,979	$40,347	$(2,182)

The aforementioned restatement adjustments have been tax affected to the extent attributable to activities of the taxable REIT subsidiary. Note A.15. “Stock Options,” Note C. “CMO Collateral,” Note D. “Mortgages Held-for-Investment,” Note E. “Finance Receivables,” Note G. “Reverse Repurchase Agreements,” Note H. “CMO Borrowings,” Note I. “Segment Reporting,” Note J. “Fair Value of Financial Instruments,” Note K. “Income Taxes,” Note O. “Derivative Instruments,” Note Q. “Reconciliation of Earnings Per Share” and Note R. “Quarterly Financial Data” have been amended for the impact of the aforementioned restatements. The following tables present the consolidated balance sheets as of December 31, 2003 and 2002 and the consolidated statements of operations and comprehensive earnings and statements of cash flows for the years ended December 31, 2003, 2002 and 2001 that were affected by the correction and reclassification entries:

	As of December 31, 2003		As of December 31, 2002
	As Restated	As Previously Reported	As Restated	As Previously Reported
Consolidated Balance Sheets
CMO collateral	$8,639,014	$8,735,434	$5,119,908	$5,149,680
Investment in and advances to IFC	—	—	531,032	20,787
Finance receivables	630,030	630,030	664,021	1,140,248
Mortgages held-for-sale	397,618	395,090	—	—
Accrued interest receivable	39,347	39,347	27,219	28,287
Other assets	130,349	109,678	53,880	39,061
Total assets	10,577,957	10,674,657	6,540,339	6,551,773
CMO borrowings	8,489,853	8,526,838	5,019,934	5,041,751
Other liabilities	46,510	70,522	47,097	16,751
Total liabilities	10,105,170	10,166,167	6,256,814	6,248,285
Accumulated other comprehensive loss	4,356	(8,348)	8,471	(41,721)
Retained earnings	145,236	193,643	(3,743)	66,412
Net accumulated deficit	(161,795)	(113,388)	(204,697)	(134,542)
Total stockholders’ equity	472,787	508,490	283,525	303,488
Total liabilities and stockholders’ equity	10,577,957	10,674,657	6,540,339	6,551,773

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

	For the year ended December 31,
	2003		2002		2001
	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported
Consolidated Statements of Operations and Comprehensive Earnings
Interest on mortgage assets	$385,523	$338,680	$228,444	$221,978	$140,399	$153,951
Total interest income	386,741	340,827	230,267	226,416	141,563	156,615
Interest on CMO borrowings	174,199	185,791	102,366	117,756	74,235	77,813
Interest on reverse repurchase agreements	32,382	32,381	23,583	23,584	30,829	33,370
Interest on other borrowings	2,428	2,759	1,852	3,467	3,119	829
Total interest expense	209,009	220,931	127,801	144,807	108,183	112,012
Net interest income	177,732	119,896	102,466	81,609	33,380	44,603
Net interest income after provision for loan losses	152,879	95,043	82,618	61,761	16,567	27,790
Gain on sale of loans	39,022	66,053	—	—	—	—
Equity in net earnings of IFC	11,537	16,698	11,299	17,073	19,499	10,912
Mark-to-market gain (loss) derivative instruments	(16,021)	(3,901)	(50,502)	—	(33,391)	(3,821)
Other income	9,995	1,845	2,864	4,509	5,295	6,155
Total non-interest income	44,533	93,674	(36,339)	21,582	(8,597)	17,379
Personnel expense	25,250	25,267	1,856	1,868	1,192	1,211
General and administrative and other	7,660	7,661	985	983	1,669	1,668
Professional services	4,785	6,061	1,389	3,649	1,218	2,747
Data processing expense	1,829	1,966	162	386	159	326
Total non-interest expense	44,172	49,504	5,932	8,426	4,833	10,368
Earnings before extraordinary item and cumulative effect of accounting change	153,240	139,213	40,347	74,917	3,137	34,801
Cumulative effect of accounting change	—	—	—	—	(4,313)	(617)
Net earnings before income taxes	153,240	139,213	40,347	74,917	(2,182)	33,178
Income taxes	4,261	11,982	—	—	—	—
Net earnings	148,979	127,231	40,347	74,917	(2,182)	33,178
Comprehensive earnings	144,864	160,604	40,624	53,053	6,580	13,889
Earnings per share before extraordinary items and effect of accounting change:
Net earnings per share – basic	2.94	2.51	1.01	1.87	0.07	1.41
Net earnings per share – diluted	2.88	2.46	0.99	1.84	0.11	1.25
Net earnings (loss) per share:
Net earnings (loss) per share – basic	2.94	2.51	1.01	1.87	(0.16)	1.34
Net earnings (loss) per share–diluted	2.88	2.46	0.99	1.84	(0.16)	1.19

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

	For the year ended December 31,
	2003		2002		2001
	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported
Consolidated Statements of Cash Flows
Net earnings	$148,979	$127,231	$40,347	$74,917	$(2,182)	$33,795
Equity in net earnings of IFC	(11,537)	(16,698)	(11,299)	(17,073)	(19,499)	(10,912)
Net change in accrued int. receivable	(12,128)	(11,223)	(12,932)	(13,722)	(3,416)	(1,577)
Gain on sale of loans	(39,022)	(66,053)	—	—	—	—
Sale and principal reductions on mortgages held-for-sale	6,053,514	6,083,040	—	—	—	—
Impairment of securitization costs	—	—	—	—	(1,006)	1,006
Net change in other assets and liabilities	(42,887)	(11,337)	8,598	(1,267)	17,009	(1,858)
Net cash provided by (used in) operating activities	263,682	232,369	(188,267)	101,841	156,793	51,597
Net change in CMO collateral	(3,561,981)	(3,646,626)	(2,952,209)	(2,994,039)	(869,825)	(907,189)
Net change in finance receivables	33,991	55,369	(363,450)	(673,599)	(162,771)	(61,817)
Net change in mortgages held-for-investment	(595,278)	(613,913)	(44,235)	(44,235)	(16,091)	(16,091)
Principal reductions on investment securities available-for-sale	(7,961)	12,212	6,162	8,704	6,888	5,542
Net cash used in investing activities	(4,064,661)	(4,120,770)	(3,328,715)	(3,678,152)	(1,019,420)	(957,176)
Net change in reverse repurchase agreements and other borrowings	400,778	400,451	692,675	692,675	62,473	62,824
Repayment of CMO borrowings	(2,574,336)	(2,480,967)	(1,044,986)	(985,657)	(683,406)	(640,805)
Net cash provided by financing activities	3,815,015	3,902,437	3,578,440	3,637,769	896,570	939,522
Net change in other comprehensive earnings	(4,115)	33,373	277	(21,864)	8,762	(19,289)

3.	Cash and Cash Equivalents

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

Gross realized gains from the sale of investment securities available-for-sale were none during the year ended December 31, 2003. However, during the year ended December 31, 2003, we received $5.2 million of recoveries on investment securities available-for-sale that were written-off in prior periods.

5.	Mortgages Held-for-Sale

Mortgages held for sale consist primarily of Alt-A mortgages, which are secured by one-to-four family residential real estate located throughout the United States. The mortgage operations acquire and originate mortgages generally with the intent to sell them in the secondary market or to the long-term investment operations. Mortgages held for sale are carried at the lower of aggregate cost, net of purchase discounts or premiums and deferred fees. We determine the fair value of mortgages held for sale using current secondary market prices for loans with similar coupons, maturities and credit quality.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

the balance sheet. The carrying value of the mortgages sold is allocated between the loans sold and the retained interests based on their relative fair values.

6.	Master Servicing Rights

Master servicing rights on mortgages that we sell are generally retained and master servicing rights are retained on sales of mortgage serving rights, when the mortgage loans are retained. Master servicing fees receivable represent the present value of the difference between (1) the interest rate on mortgages acquired or originated, and (2) the interest rate received by investors who purchase the securities backed by such loans in excess of the normal loan servicing fees charged by either the mortgage operations on loans acquired “servicing released” or correspondents who sold mortgages to the mortgage operations with “servicing retained.” Master servicing fees receivable have characteristics similar to interest-only securities. Accordingly, master servicing fees receivable have many of the same risks inherent in interest-only securities, including the risk that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. Accordingly, if the mortgage operations had to sell these receivables, the value received may be at or above the values at which the mortgage operations carried them on the balance sheet. In determining present value of future cash flows, management uses a market discount rate. Prepayment assumptions are based on recent evaluations of the actual prepayments of the mortgage operations servicing portfolio or on market prepayment rates on new portfolios and the interest rate environment at the time the master servicing fees receivable are created.

We subcontract substantially all servicing obligations to independent third parties pursuant to sub-servicing agreements. However, master servicing rights on substantially all mortgage acquisitions and originations are retained. Master servicing fees are generally 0.03% per annum on the declining principal balances of the mortgages serviced. The value of master servicing fees is subject to prepayment and interest rate risks on the transferred financial assets. For the year ended December 31, 2003, we master serviced 65,255 mortgages with a principal balance of $13.9 billion of which $4.1 billion of mortgages collateralized REMICs, $8.3 billion of mortgages collateralized CMOs and $1.5 billion were mortgages held-for-investment and held-for-sale that were pending securitization or sale. Activity for master servicing rights for the indicated periods was as follows:

For the six months ended December 31, 2003 (1)
Beginning balance	$6,168
Add: Net additions	3,111
Subtract: Impairment of master servicing rights	(155)
Amortization of master servicing rights	(1,537)

Total master servicing rights	$7,587

(1)	Only the six-month period from July 1, 2003 through December 31, 2003 presented due to the consolidation of the mortgage operations as of July 1, 2003.

7.	CMO Collateral and Mortgages Held-for-Investment

The long-term investment operations invest in primarily adjustable rate and, to a lesser extent, fixed rate Alt-A mortgages to be held for long-term investment. CMO collateral and mortgages held-for-investment are recorded at cost, including adjustments for derivative gain or loss during the commitment period, as of the date of purchase. CMO collateral is recorded in IMH Assets, a special purpose financing subsidiary which is used to issue CMO financing. CMO collateral and mortgages held-for-investment include various types of adjustable rate and fixed rate mortgages secured by single-family residential real estate properties acquired and originated by the mortgage operations, multi-family residential real estate properties originated by IMCC and, to a lesser extent, fixed rate second trust deeds secured by single-family residential real estate properties. Any premiums and discounts, which may result from the acquisition of mortgages, derivative gain or loss during the commitment period or the sale of MSRs when the mortgages are

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

retained, are amortized to interest income over their estimated lives using the interest method as an adjustment to the yield of the mortgage. CMO collateral and mortgages held-for-investment are continually evaluated for collectibility and, if appropriate, the mortgage may be placed on non-accrual status, generally when the mortgage is 90 days past due, and previously accrued interest is reversed from income.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

12.	Gain on Sale of MSRs

The long-term investment operations structures CMO securitizations as financing arrangements and recognizes no gain or loss on the transfer of mortgage assets. At the date of CMO securitizations, the Mortgage Operations sells the MSRs to third parties while IMH retains the mortgages on the balance sheet. Gains or losses on the sale of MSRs are recognized after allocating the previous carrying value of the mortgage between the MSRs sold and the mortgages retained by IMH, based on their relative fair values.

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

15.	Stock Options

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

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

The Company applies APB Opinion No. 25 in accounting for our stock plans. No compensation cost has been recognized for fixed stock option plans. If compensation cost for our stock-based compensation plans been determined consistent with SFAS 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the year ended December 31,
	2003	2002	2001
	(as restated, all periods)
Net earnings (loss) as reported	$148,979	$40,347	$(2,182)
Less: Total stock-based employee compensation expense using the fair value method	(1,158)	(764)	(345)

Pro forma net earnings (loss)	$147,821	$39,583	$(2,527)

Net earnings (loss) per share as reported:
Basic	$2.94	$1.01	$(0.16)

Diluted	$2.88	$0.99	$(0.16)

Pro forma net earnings (loss) per share:
Basic	$2.91	$0.99	$(0.16)

Diluted	$2.85	$0.97	$(0.16)

The derived fair value of options granted per share during 2003, 2002 and 2001 was approximately $1.09, $1.19 and $1.18, respectively. The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2003	2002	2001
Risk-free interest rate	1.56-4.18%	2.32-4.47%	3.95-5.16%
Vested lives (in years)	3	1-3	3
Expected volatility	28.83%	35.07%	52.87%
Expected dividend yield	10.00%	10.00%	10.00%

During the periods in which the mortgage operations was accounted for under the equity method, grants of stock options by IMH to IFC employees were not accounted for under APB Opinion No. 25 but were accounted for at fair value consistent with the provisions specified under SFAS 123.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

16.	Derivative Instruments

In June 1998, FASB issued SFAS 133 as amended by SFAS No. 137 and SFAS No. 138, collectively, (SFAS 133). SFAS 133, subsequently amended by SFAS 149, establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction. For derivatives that are accounted for as free standing derivatives, any change in fair value is recorded as an expense or income in the current period.

Our primary objective is to limit the exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate CMO and warehouse borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates on CMO and warehouse borrowings.

To mitigate exposure to the effect of changing interest rates on cash flows on CMO and warehouse borrowings, we purchase derivative instruments in the form of interest rate cap agreements (caps), interest rate floor agreements (floors) and interest rate swap agreements (swaps). A cap or floor is a contractual agreement for which we may receive or pay a fee. If prevailing interest rates reach levels specified in the cap or floor agreement, we may either receive or pay cash. A swap is generally a contractual agreement that obligates one party to receive or make cash payments based on an adjustable rate index and the other party to receive or make cash payments based on a fixed rate. Swaps have the effect of fixing borrowing costs on a similar amount of debt and, as a result, can reduce the interest rate variability of borrowings. Our objective is to lock in a reliable stream of cash flows when interest rates fall below or rise above certain levels. For instance, when interest rates rise, borrowing costs may increase at greater speeds than the underlying collateral supporting the borrowings. These derivative instruments limit exposure to the variability of forecasted cash flows attributable to CMO and warehouse borrowings and protect net interest income by providing cash flows at certain triggers during changing interest rate environments. In all interest rate-hedging transactions, counter-parties must have a highly-rated credit rating as determined by various credit rating agencies.

Under SFAS 133, an entity that elects to apply hedge accounting is required to identify the hedged transaction and the hedging instrument and establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging relationships and the measurement and approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing interest rate risk. This statement was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We can expect high effectiveness of hedging relationships since the hedged items, CMO and warehouse borrowings, and the hedging derivative instrument are based on one-month LIBOR. As both instruments are tied to the same index, the hedge is expected to be highly effective at the time the hedge is designated and on an ongoing basis. While these relationships have not been formally documented as cash flow hedging relationships and, consequently, the derivatives have been accounted for as free-standing derivatives for accounting purposes, we believe that they are economic hedges that effectively manage interest rate risks associated with our borrowing costs. These derivatives are recorded at the fair value with changes in fair value reported as mark-to-market gain (loss) – derivative instruments on the consolidated financial statements. The determination to treat these hedges as free-standing derivatives as opposed to cash flow hedges is primarily based upon the stringent documentation burden placed upon us to maintain cash flow hedge accounting and the accounting treatment has no effect on taxable income which is how we determine our dividend policy. In future periods we may choose to comply with such standards in order to achieve hedge accounting treatment.

We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). We also enter into commitments to purchase mortgage loans through our correspondent channel (purchase commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. In addition, purchase commitments for mortgage loans that are intended to be sold and those that will be held for investment purposes can qualify as derivatives. Both types of commitments to purchase loans are evaluated

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

under the definition of a derivative to determine whether SFAS. 133 is applicable. Rate lock and purchase commitments that are considered to be derivatives are recorded, at fair value, on the consolidated statements of financial condition with changes in fair value recorded in mark-to-market gain (loss)-derivative instruments on the consolidated statements of operations. In measuring the fair value of rate lock and purchase commitments, the amount of the expected servicing rights is not included in the valuation. This value is calculated and adjusted using an anticipated fallout factor for loan commitments that are not expected to be funded. This policy of recognizing the value of the derivative has the effect of recognizing a gain or loss on the related mortgage loans based on changes in the interest rate environment before the mortgage loans are funded and sold. As such, both rate lock and purchase commitments expose us to interest rate risk. We manage that risk by entering into various interest rate contracts that are also recorded at fair value with changes in fair value reported in mark-to-market gain (loss)-derivative instruments.

The mortgage operations also enter into forward commitments and derivative transactions to lock in the forecasted sale profitability of fixed rate mortgages held-for-sale. The mortgage operations generally sells calls or buys put options or enters into mandatory commitments on U.S. Treasury bonds and mortgage-backed securities to hedge against adverse movements of interest rates affecting the value of mortgages held-for-sale. The risk in writing a call option is that the mortgage operations give up the opportunity for profit if the market price of the mortgage increases and the option is exercised. The mortgage operation also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market for the mortgage loan does not exist. The risk of buying a put option is limited to the premium paid for the put option. These economic hedges are treated as free-standing derivatives under the provisions of SFAS 133 with the entire change in fair value of the hedges recorded through mark-to-market gain (loss)-derivative instruments in current earnings.

17.	Recent Accounting Pronouncements

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

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (SFAS 150). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. SFAS 150 is effective for financial instruments entered into or modified after May 31,2003, and otherwise is effective as of January 1,2004,except for mandatory redeemable financial instruments. For certain mandatory redeemable financial instruments, SFAS 150 will be effective on January 1,

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

2005. The effective date has been deferred indefinitely for certain other types of mandatory redeemable financial instruments. The adoption of SFAS 150 did not have a material impact on our consolidated financial statements.

FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46R, a company included entities in its consolidated financial statements only if it controlled the entity through voting interests or it had the substantive risks and rewards associated with ownership of the entities’ assets among other conditions. FIN 46R also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46R apply to all variable interest entities (VIEs) by the end of the first reporting period that ends after December 15, 2003. The provisions of FIN 46R for interests held by public entities in variable interest entities that are not qualified special purpose entities are required to be applied by the first reporting period that ends after March 15, 2004. After the consolidation of IFC on July 1, 2003 and the continued consolidation of the CMO securitization trusts, we have no other business interests that require consolidation as a result of applying the provisions of FIN 46R.

Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105), clarifies the SEC’s position on the accounting and valuation for commitments to originate mortgage loans held-for-sale. Consistent with SFAS 149, SAB 105 states that loan commitments are treated as derivative instruments. SAB 105 requires that in valuing these loan commitments entities not include cash flows associated with servicing as to do so would result in the recognition of servicing assets prior to the sale or securitization of funded loans. This valuation methodology limits a company’s ability to record an asset for its mortgage pipeline at the transaction date. Prior to the issuance of SAB 105, each reporting period the mortgage operations recorded the fair value of its mortgage pipeline, inclusive of changes in benchmark interest rates and acquisition premiums, as it did not qualify for hedging treatment. Subsequent to SAB 105, as of April 1, 2004 we record the fair value change of the mortgage pipeline based solely on interest rate fluctuations from the date of rate-lock to the applicable reporting date.

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

At December 31, 2003 (1)
(as restated)
Mortgages held-for-sale	$385,108
Unamortized net premiums on mortgages held-for-sale	12,510

Total mortgages held-for-sale	$397,618

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

For the six months ended December 31, 2003 (1)
Beginning balance	$1,730
Provision for loan repurchases	1,499
Loss on sale of repurchased mortgages	(902)

Total provision for repurchases	$2,327

(1)	Only the periods as of December 31, 2003 and for the six months ended December 31, 2003 are presented due to the consolidation of the mortgage operations as of July 1, 2003.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

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

	At December 31,
	2003	2002
	(as restated, all periods)
Adjustable- and fixed rate mortgages secured by single-family residential real estate	$8,357,085	$5,054,487
Adjustable rate mortgages secured by multi-family residential real estate	200,427	12,403
Fixed rate second trust deeds secured by single-family residential real estate	9,798	15,319
Unamortized net premiums on mortgages	71,704	37,699

Total CMO collateral	$8,639,014	$5,119,908

The following table presents selected information about CMO collateral for the periods indicated:

	At December 31,
	2003	2002	2001
Percent Alt-A mortgages	99	99	95
Percent ARMs	86	85	87
Percent FRMs	14	15	13
Percent hybrid ARMs	48	35	68
Weighted average coupon	5.56	6.57	7.92
Weighted average margin	3.10	3.01	3.42
Weighted average original LTV	79	82	83
Weighted average original credit score	694	683	678
Percent with active prepayment penalty	81	76	54
Prior 12-month prepayment rate	28	25	34
Lifetime prepayment rate	21	33	34
Percent of mortgages in California	64	63	63
Percent purchase transactions	57	62	70
Percent owner occupied	87	93	94
Percent first lien	99	99	99

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

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

	At December 31,
	2003	2002
	(as restated)
Adjustable rate mortgages secured by single-family residential real estate	$587,147	$15,626
Adjustable rate mortgages secured by multi-family residential real estate	47,802	13,392
Fixed rate mortgages secured by second trust deeds on single-family residential real estate	10,514	27,880
Unamortized net premiums and deferred costs on mortgages	7,351	638

Total mortgages held-for-investment	$652,814	$57,536

As of December 31, 2003 and 2002, there were $10.0 million and $6.0 million, respectively, of mortgages held-for-investment, which were not accruing interest due to the delinquent nature of the mortgages. We expect to recover a substantial portion of these mortgages upon disposition, if necessary.

Note E—Finance Receivables

Terms of non-affiliated warehouse lines, including the maximum warehouse line amount and interest rate, are determined based upon the financial strength, historical performance and other qualifications of the borrower. The warehouse lines have maturities that range from on-demand to one year and are generally collateralized by mortgages on single-family residential real estate properties. As of December 31, 2003, the warehouse lending operations had approved warehouse lines to non-affiliated clients of $1.0 billion, of which $630.0 million was outstanding, as compared to and $664.0 million as of December 31, 2002.

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

Note G—Reverse Repurchase Agreements

We enter into reverse repurchase agreements with major brokerage firms to finance our warehouse lending operations and to fund the purchase of mortgages. Mortgages underlying reverse repurchase agreements are delivered to dealers that arrange the transactions. Reverse repurchase agreements are uncommitted lines, which may be withdrawn at any time by the lender, with interest rates that range from one-month LIBOR plus 0.85% to 2.00% or Eurodollar rates plus 75 to 150 basis points, depending on the type of collateral provided. However, we have a $125.0 million warehouse line with one of our lenders to finance the origination of multi-family mortgages. In addition, we have had a borrowing

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

relationship with one of our lenders since 1995, which provides the majority of our financing under reverse repurchase agreements.

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

The following tables present information regarding reverse repurchase agreements for the periods indicated:

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

As of December 31, 2003 and 2002, reverse repurchase agreements include accrued interest payable of $2.0 million and $1.5 million, respectively. The following table presents certain information on reverse repurchase agreements for the periods indicated:

	For the year ended December 31,
	2003	2002
	(as restated, all periods)
Maximum month-end outstanding balance during period	$1,789,393	$1,168,029
Average balance outstanding for period	1,374,884	814,248
Weighted average rate for period	2.36%	2.96%

Note H—CMO Borrowings

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

Interest rates on adjustable rate CMOs range from a low of 0.26% over one-month LIBOR, or 1.38% as of December 31, 2003, on “AAA” credit rated bonds to a high of 4.50% over one-month LIBOR, or 5.62% as of December 31, 2003, on “BBB” credit rated bonds. Interest rates on fixed rate CMOs range from 4.34% to 12.75%, depending on the class of CMOs issued. We completed $6.0 billion and $3.9 billion in CMOs during the years ended December 31, 2003 and 2002, respectively, to finance the retention of $5.8 billion and $3.9 billion of mortgages acquired and originated by the mortgage operations. For the years ended December 31, 2003, 2002 and 2001 interest expense on CMO borrowings was $174.2 million, $102.4 million and $74.2 million, respectively.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

The following table presents CMOs issued, CMOs outstanding for the periods indicated and certain interest rate information on CMOs by year of issuance as indicated (dollars in millions):

Year of Issuance	Original Issuance Amount	CMOs Outstanding as of		Range of Fixed Interest Rates (%)	Range of Interest Rate Margins Over One-Month LIBOR (%)	Range of Interest Rate Margins After Adjustment Date (%)
		12/31/03	12/31/02
		(as restated, all periods)
1998	$583.0	$—	$79.4	6.65 - 7.25	N/A	N/A
2000	943.6	—	246.3	N/A	0.26 - 2.40	0.52 - 3.60
2001	1,500.9	444.9	1,032.0	N/A	0.28 - 2.30	0.56 - 3.45
2002	3,876.1	2,491.0	3,679.3	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	5,583.5	—	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50

Sub-total CMOs	12,869.7	8,519.4	5,037.0
Accrued interest	—	7.4	4.7
Capitalized securitization costs	—	(36.9)	(21.8)

Total CMOs	$12,869.7	$8,489.9	$5,019.9

Note I—Segment Reporting

Management internally reviews and analyzes its operating segments as follows:

•	long-term investment operations invest primarily in adjustable rate and, to a lesser extent, fixed rate Impac and non-Impac Alt-A mortgages and multi-family mortgages;

•	warehouse lending operations provide warehouse and repurchase financing to affiliated companies and to approved mortgage bankers and brokers, some of which are clients of the mortgage operations, to finance mortgages; and

•	mortgage operations acquire and originate adjustable rate and fixed rate Impac and non-Impac Alt-A mortgages and, to a lesser extent, B/C mortgages from its network of third party correspondents, mortgage brokers and retail customers.

The following table presents reporting segments as of and for the year ended December 31, 2003 (as restated):

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations (1)	Inter- Company (2)	Consolidated
Balance Sheet Items as of December 31, 2003:
CMO collateral and mortgages held-for-investment	$9,094,502	$—	$269,679	$(72,353)	$9,291,828
Mortgages held-for-sale	—	—	397,618	—	397,618
Finance receivables	—	1,630,979	—	(1,000,949)	630,030
Total assets	9,666,756	1,688,299	770,406	(1,547,504)	10,577,957
Total stockholders’ equity	801,737	118,730	(13,132)	(434,548)	472,787
Income Statement Items for the Year Ended December 31, 2003:
Net interest income	$130,529	$28,950	$14,456	$3,797	$177,732
Provision for loan losses	22,368	2,485	—	—	24,853
Non-interest income	1,594	6,016	81,330	(44,407)	44,533
Non-interest expense, incl. income taxes	4,332	5,012	79,595	(40,506)	48,433

Net earnings	$105,423	$27,469	$16,191	$(104)	$148,979

(1)	Reflects the consolidation period.

(2)	Includes 99% of net earnings from the mortgage operations as equity in net earnings of IFC for non-consolidation period within non-interest income.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

The following table presents reporting segments for the year ended December 31, 2002 (as restated):

	Long-Term Investment Operations	Warehouse Lending Operations	Inter- Company	Consolidated
Balance Sheet Items as of December 31, 2002:
CMO collateral and mortgages held-for-investment	$5,215,731	$—	$(38,287)	$5,177,444
Finance receivables	—	1,189,001	(524,980)	664,021
Total assets	5,607,799	1,266,227	(333,687)	6,540,339
Total stockholders’ equity	477,121	91,261	(284,857)	283,525
Income Statement Items for the Year Ended December 31, 2002:
Net interest income	$91,143	$18,829	$(7,506)	$102,466
Provision for loan losses	18,424	1,424	—	19,848
Non-interest income (3)	(50,759)	4,765	9,655	(36,339)
Non-interest expense	4,756	3,671	(2,495)	5,932

Net earnings	$17,204	$18,499	$4,644	$40,347

The following table presents reporting segments for the year ended December 31, 2001 (as restated):

	Long-Term Investment Operations	Warehouse Lending Operations	Inter- Company	Consolidated
Income Statement Items for the Year Ended December 31, 2001:
Net interest income	$38,233	$11,586	$(16,439)	$33,380
Provision for loan losses	15,885	928	—	16,813
Non-interest income (3)	(29,619)	2,695	18,327	(8,597)
Non-interest expense (4)	8,982	2,885	(1,715)	10,152

Net earnings	$(16,253)	$10,468	$3,603	$(2,182)

(3)	Intercompany includes 99% of earnings from the mortgage operations as equity in net earnings of IFC.

(4)	Includes extraordinary item and cumulative effect of accounting change.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

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

	December 31, 2003		December 31, 2002
	Carrying Amount	Estimated Fair Value of Financial Instruments	Carrying Amount	Estimated Fair Value of Financial Instruments
	(as restated, all periods)
Assets
Cash and cash equivalents	$127,381	$127,381	$113,345	$113,345
Investment securities available-for-sale	13,424	13,424	26,065	26,065
CMO collateral	8,639,014	8,799,700	5,119,908	5,183,395
Mortgages held-for-investment	652,814	652,813	57,536	56,490
Finance receivables	630,030	630,030	664,021	664,021
Mortgages held-for-sale	397,618	395,124	—	—
Derivative assets	33,580	33,580	14,945	14,945
Liabilities
CMO borrowings, excluding accrued interest	$8,482,423	8,453,583	5,015,209	5,067,238
Reverse repurchase agreements	1,568,807	1,568,807	1,168,029	1,168,029
Borrowings secured by investment securities	—	—	7,134	6,970
Derivative liabilities	14,690	14,690	30,346	30,346

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

Investment Securities Available-for-Sale

Fair value is estimated using a discounted cash flow model, which incorporates certain assumptions such as prepayment, yield and losses.

CMO Collateral

Fair value is estimated based on quoted market prices from dealers and brokers for similar types of mortgages.

Finance Receivables

Fair value approximates carrying amounts due to the short-term nature of the assets and do not present unanticipated interest rate or credit concerns.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

Mortgages Held-for-Investment

Fair value is estimated based on estimates of proceeds that could be received from the sale of the underlying collateral of each mortgage.

Mortgages Held-for-Sale

Fair value is estimated based on estimates of proceeds that could be received from the sale of the underlying collateral of each mortgage.

Investment in and Advances to Impac Funding Corporation.

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

Short-term Commitments to Extend Credit

Associated warehouse lines of credit are not charged a fee, accordingly, these commitments do not have an estimated fair value.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

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

For the six months ended December 31, 2003 (1)
(as restated)
Current income taxes:
Federal	$7,947
State	913

Total current income taxes	8,860

Deferred income taxes:
Federal	(3,748)
State	(851)

Total deferred income taxes	(4,599)

Total income taxes	$4,261

Effective income taxes differ from the amount determined by applying the statutory Federal rate of 35% for the period indicated as follows:

For the year ended December 31, 2003
(as restated)
Income taxed at Federal tax rate	$53,634
State tax, net of Federal income tax	567
Exclusion of REIT income and IFC income prior to consolidation	(50,101)
Other adjustment	161

Total income taxes	$4,261

The tax affected cumulative temporary differences that give rise to deferred tax assets and liabilities for the periods indicated are as follows:

At December 31, 2003 (1)
(as restated)
Deferred tax assets:
Discounts on mortgage loans retained	$29,274
Forward commitments	—
Depreciation and amortization	354
Salary accruals	2,557
Other accruals	1,011
Loan mark-to-market	—
Non-accrual loans	197
Accrued interest	—
State franchise tax	3,900
Provision for repurchases	942

Total gross deferred tax assets	38,235

Deferred tax liabilities:
Mortgage servicing rights	(4,394)
Depreciation and amortization	(758)
Deferred gain	(73)
REMIC interest	(207)
FAS 133 valuation	(507)

Total gross deferred tax liabilities	(5,939)

Net deferred tax asset	$32,296

(1)	Only the periods as of December 31, 2003 and for the six months ended December 31, 2003 are presented due to the consolidation of the mortgage operations as of July 1, 2003.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

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

Note L—401(k) Plan

After meeting certain employment requirements, employees can participate in our 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. We will match 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of management. During the years ended December 31, 2003, 2002 and 2001, we recorded approximately $445, $19 and $21, respectively, for matching and discretionary contributions. Matching and discretionary 401(k) contributions for 2003 include contributions to employees of the mortgage operations, which were reported on a consolidated basis as of July 1, 2003.

Note M—Related Party Transactions

On July 1, 2003, IMH purchased from Joseph R. Tomkinson, IMH’s Chairman, Chief Executive Officer and a director, William S. Ashmore, IMH’s Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, IMH’s Executive Vice President and Chief Financial Officer, is trustee, all of the outstanding shares of common stock of IFC for aggregate consideration of $750 which resulted in goodwill of approximately $545, which was included in other assets. Each of Messer’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. The fairness opinion related to the purchase of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by the board of directors. The common stock of IFC represents 1% of the economic interest in IFC. IMH currently owns all of the outstanding common stock and preferred stock of IFC, which represents 100% of the interest in IFC. As a result of acquiring 100% of IFC’s common stock, IMH began to consolidate IFC as of that date.

Transactions with the Mortgage Operations

During the non-consolidation period, the long-term investment operations purchased mortgages from the mortgage operations having a principal balance of $2.2 billion with premiums of $45.3 million. Master servicing rights on substantially all mortgages purchased by the long-term investment operations were retained by the mortgage operations.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

The mortgage operations acts as a master servicer of mortgages acquired on a “servicing-released” basis by the long-term investment operations from the mortgage operations pursuant to the terms of a Servicing Agreement, which became effective on November 20, 1995. The mortgage operations subcontract substantially all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements.

Indebtedness of Management

In connection with the exercise of stock options by certain directors and employees, IMH made loans secured by its common stock. The loans were made for a five-year term. In January 2002, these loans were paid in full. Interest income recorded by IMH related to the loans for the years ended December 31, 2003, 2002 and 2001 was none, $7 and $39, respectively.

On December 10, 2001, IFC provided William S. Ashmore, President and Chief Operating Officer of IMH, with a $600 adjustable rate mortgage to provide financing with an initial rate of 4.13%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. As of December 31, 2003 and 2002, the outstanding principal balance on the mortgage was $558 and $587, respectively.

On November 15, 2001, IFC provided Richard J. Johnson, Executive Vice President and Chief Financial Officer of IMH, with a $140 fixed rate mortgage to provide financing with an interest rate of 6.50%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. Subsequently, this loan has been sold to a non-affiliate.

On February 27, 2003, IFC provided William S. Ashmore, President and Chief Operating Officer of IMH, with a $296 fixed rate mortgage to provide financing with an initial rate of 5.50%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

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

Lease Commitments

We entered into a premises operating sublease agreement for approximately 74,000 square feet of office space in Newport Beach, California, which expires in May 2008. In addition, during October of 2003, we executed a premises lease located at 1500 Quail Street, Newport Beach, California expiring in November of 2006 to use approximately 15,000 square feet of office space. Minimum premises rental commitments under non-cancelable leases are as follows:

Year 2004	$2,441
Year 2005	2,434
Year 2006	2,418
Year 2007	2,124
Year 2008 and thereafter	893

Total lease commitments	$10,310

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

Rent expense associated with the premises operating lease was allocated between business segments based on square footage. Total rental expense for the years ended December 31, 2003, 2002, and 2001 was $2.4 million, $2.2 million and $1.8 million, respectively.

Mortgage Repurchase Commitments

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

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

While the results of such litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2003 and 2002, no reserves have been recorded.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

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

Following the issuance of a specific rate-lock the mortgage operations are subject to the risk of interest rate fluctuations and enter into economic hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgages or mortgage-backed securities, interest rate caps, floors and swaps, mandatory forward sales, mandatory or optional sales of futures and other financial futures transactions. The nature and quantity of hedging transactions are determined by management based on various factors, including market conditions and the expected volume of mortgage purchases.

Bulk and Other Rate-Locks. The mortgage operations also acquire mortgages from sellers that are not purchased pursuant to master commitments. These purchases may be made on an individual rate-lock basis. Bulk rate-locks obligate the seller to sell and the mortgage operations to purchase a specific group of mortgages, generally ranging from $500 to $125.0 million in aggregate committed principal amount, at set prices on specific dates. Bulk rate-locks enable the mortgage operations to acquire substantial quantities of mortgages on a more immediate basis. The specific pricing, delivery and program requirements of these purchases are determined by negotiation between the parties but are generally in accordance with the provisions of our seller/servicer guide. Due to the active presence of investment banks and other substantial investors in this area, bulk pricing is extremely competitive. Mortgages are also purchased from individual sellers, typically smaller originators of mortgages, who do not wish to sell pursuant to either a master commitment or bulk rate-lock. The terms of these individual purchases are based primarily on our seller/servicer guide and standard pricing provisions.

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

Other Commitments

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

The mortgage operations also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium paid for the put option.

Note O—Derivative Instruments

Our primary objective is to limit exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate CMO borrowings, and in the variability of the value of mortgage loans held-for-sale as we enter into rate lock commitments and purchase commitments. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management program is formulated with the intent to offset the potential adverse effects of changing interest rates on cash flows on CMO borrowings and the value of mortgages held-for-sale. To mitigate exposure to the effect of changing interest rates, we purchase derivative instruments in the form of interest rate cap agreements (caps), interest rate floor agreements (floors) and interest rate swap agreements (swaps).

The following table summarizes the notional amount, weighted average strike price and low and high strike prices of caps, floors and swaps that were acquired to limit the variability of interest rates and corresponding cash flows on CMO borrowings for the interest due dates indicated:

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

Included in other assets on the consolidated balance sheets as of December 31, 2003 and 2002 are $33.6 million and $14.9 million of derivative assets, respectively. Derivative assets include cash margin balances placed with third parties of $18.2 million and $10.5 million as of December 31, 2003 and 2002, respectively. Included in other liabilities

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

on the consolidated balance sheets as of December 31, 2003 and 2002 are $14.7 million and $30.3 million of derivative liabilities, respectively.

Note P—Stock Option Plans

We currently have a 1995 plan and 2001 plan. Each stock plan provides for the grant of ISOs, NQSOs, deferred stock, and restricted stock, and, in the case of the 2001 plan, dividend equivalent rights and, in the case of the 1995 plan, stock appreciation rights and limited stock appreciation rights awards (awards). The total number of shares initially reserved and available for issuance under the 2001 plan was 1.0 million shares. However, on the beginning of each calendar year the maximum number of shares available for issuance may increase by 3.5% of the total number of shares of stock outstanding or a lesser amount determined by the board of directors. Pursuant to this provision, in January of 2003 and 2002, and 2001, under the 2001 Plan an additional 2.0 million, 1.5 million and 1.1 million shares, respectively, were available for grant. Unless previously terminated by the board of directors, no options or awards may be granted under the 2001 plan after March 27, 2011. At December 31, 2003, the total number of shares reserved and available for issuance under the 1995 plan is 891 shares and under the 2001 plan is 411,822 shares. Unless previously terminated by the board of directors, no options or awards may be granted under the 1995 plan after August 31, 2005.

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

	For the year ended December 31,
	2003		2002		2001
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	2,446,427	$7.88	1,634,501	$5.99	253,856	$4.15
Options granted	1,548,000	14.27	962,750	10.88	1,571,000	6.06
Options exercised	(520,978)	8.74	(150,824)	6.59	(161,109)	4.03
Options forfeited/cancelled	(78,004)	10.68	—	—	(29,246)	4.34

Options outstanding at end of year	3,395,445	$10.59	2,446,427	$7.88	1,634,501	$5.99

The following table presents information about fixed stock options outstanding at December 31, 2003:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted-Average Remaining Contractual Life (mos.)	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
$3.85-4.00	29,667	5.39	$3.85	22,500	$3.85
4.18-4.18	652,500	7.24	4.18	652,500	4.18
4.44-7.60	90,169	7.28	6.61	88,833	6.60
7.68-7.68	366,684	1.56	7.68	120,827	7.68
9.38-9.40	22,500	8.24	9.39	22,500	9.39
9.42-9.42	11,250	8.24	9.42	11,250	9.42
10.54-10.54	33,334	2.33	10.54	—	—
10.95-10.95	657,841	2.58	10.95	107,825	10.95
11.80-11.80	3,000	1.73	11.80	3,000	11.80
14.27-14.27	1,528,500	3.58	14.27	—	—

3.85-14.27	3,395,445	4.01	10.59	1,029,235	5.70

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

In December 2002, the FASB issued SFAS 148 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.

Note Q—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share, as if all stock options and cumulative convertible preferred stock (preferred stock) was outstanding for the periods indicated:

	For the year ended December 31,
	2003	2002	2001
	(as restated, all periods)
Numerator for basic earnings (loss) per share:
Net earnings before extraordinary item and cumulative effect of change in accounting principle	$148,979	$40,347	$3,137
Extraordinary item	—	—	(1,006)
Cumulative effect of change in accounting principle	—	—	(4,313)

Net earnings (loss) after extraordinary item and cumulative effect change in accounting principle	148,979	40,347	(2,182)
Less: Cash dividends on cumulative convertible preferred stock	—	—	(1,575)

Net earnings (loss) available to common stockholders	$148,979	$40,347	$(3,757)

Denominator for basic earnings (loss) per share:
Basic weighted average number of common shares outstanding during the period	50,732	40,099	23,510

Denominator for diluted earnings (loss) per share:
Diluted weighted average number of common shares outstanding during the period	50,732	40,099	27,730
Net effect of dilutive stock options	1,047	674	222

Diluted weighted average common shares	51,779	40,773	27,952

Net earnings per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$2.94	$1.01	$0.07

Diluted	$2.88	$0.99	$0.11

Net earnings (loss) per share:
Basic	$2.94	$1.01	$(0.16)

Diluted	$2.88	$0.99	$(0.16)

The anti-dilutive effects of stock options outstanding as of December 31, 2003, 2002 and 2001 was none, 405,975 and 348,475, respectively.

Note R—Quarterly Financial Data (unaudited)

The following amounts and per share data have been restated to reflect the adjustments discussed in footnote A.2. for each of the applicable quarters.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

Selected quarterly financial data for 2003 follows:

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
	(as restated, all periods)
Interest income	$113,299	$101,405	$89,667	$82,370
Interest expense	56,826	52,695	53,772	45,084
Net interest income	56,473	48,710	35,895	37,286
Provision for loan losses	3,490	7,820	7,059	6,484
Non-interest income	15,038	27,922	5,090	(3,517)
Non-interest expense	22,153	18,396	1,778	2,476
Income taxes	(1,582)	5,844	—	—
Net earnings	47,450	44,572	32,148	24,809
Net earnings per share – diluted (1)	0.86	0.84	0.63	0.52
Dividends declared per share	0.55	0.50	0.50	0.50

Selected quarterly financial data for 2002 follows:

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
	(as restated, all periods)
Interest income	$76,254	$62,779	$48,600	$42,634
Interest expense	43,824	33,994	27,196	22,787
Net interest income	32,430	28,785	21,404	19,847
Provision for loan losses	6,546	5,361	4,234	3,707
Non-interest income	(7,005)	(18,317)	(22,854)	11,838
Non-interest expense	1,447	1,671	1,341	1,475
Net earnings	17,432	3,436	(7,025)	26,503
Net earnings per share – diluted (1)	0.39	0.08	(0.17)	0.73
Dividends declared per share	0.48	0.45	0.43	0.40

(1)	Diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

Note S—Acquisitions

On July 1, 2003, IMH purchased from Joseph R. Tomkinson, IMH’s Chairman, Chief Executive Officer and a director, William S. Ashmore, IMH’s Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, IMH’s Executive Vice President and Chief Financial Officer, all of the outstanding shares of common stock of IFC for aggregate consideration of $750 which resulted in goodwill of approximately $545. Each of Messer’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. The fairness opinion related to the purchase of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by the board of directors. The common stock of IFC represents 1% of the economic interest in IFC. IMH currently owns all of the outstanding common and preferred stock of IFC, which represents 100% of the interest in IFC. As a result of acquiring 100% of IFC’s common

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

stock as of July 1, 2003, IMH consolidates IFC as of that date. We will not reclassify prior periods’ financial statements to conform to the current presentation.

Note T—Subsequent Event

We filed a universal shelf registration statement with the SEC which was effective January 30, 2004. On February 6, 2004, we issued 5,750,000 new shares of common stock from the universal shelf and raised net cash proceeds of approximately $106.5 million.