Form 10-Q/A
period 2004-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2004-10-20
CIK 1000298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

2004 FORM 10-Q/A QUARTERLY REPORT

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

This report on Form 10-Q/A for the three months ended March 31, 2004 reflects corrections and restatements of the following unaudited financial statements: (a) consolidated balance sheets as of March 31, 2004 and December 31, 2003; (b) consolidated statements of operations and comprehensive earnings for the three months ended March 31, 2004 and 2003; and (c) consolidated statements of cash flows for the three months ended March 31, 2004 and 2003. For a more detailed description of the restatements and reclassifications, see “Note A.2.—Restatement of Consolidated Financial Statements” to the accompanying notes to the consolidated financial statements and “Restatement of Consolidated Financial Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report on Form 10-Q/A. This report on Form 10-Q/A restates certain financial information for the applicable periods set forth in notes to consolidated financial statements: Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Item 4. “Controls and Procedures.” Other items included in this report on Form 10-Q/A are not affected by the restatements and reclassifications and appear unchanged from our original Form 10-Q for the quarterly period ended March 31, 2004. The financial statements and related financial information for the affected periods contained in our prior Quarterly Report on Form 10-Q for the three months ended March 31, 2004 should no longer be relied upon. We will not amend any Annual Reports on Form 10-K for fiscal years prior to December 31, 2003 or Quarterly Reports on Form 10-Q for quarterly periods prior to the three months ended March 31, 2004.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q/A QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share data)

(unaudited)

	March 31, 2004	December 31, 2003
	(as restated)
ASSETS
Cash and cash equivalents	$193,638	$127,381
CMO collateral	11,158,627	8,639,014
Finance receivables	526,396	630,030
Mortgages held-for-investment	136,707	652,814
Allowance for loan losses	(46,299)	(38,596)
Mortgages held-for-sale	611,072	397,618
Accrued interest receivable	47,839	39,347
Other assets	308,341	130,349

Total assets	$12,936,321	$10,577,957

LIABILITIES
CMO borrowings	$11,139,069	$8,489,853
Reverse repurchase agreements	1,117,944	1,568,807
Accumulated dividends payable	40,723	—
Other liabilities	77,010	46,510

Total liabilities	12,374,746	10,105,170

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value; 7,500,000 shares authorized; none issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	—	—
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none outstanding as of March 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized and 62,650,696 and 56,368,368 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	627	564
Additional paid-in capital	749,878	629,662
Accumulated other comprehensive gain	4,216	4,356
Net accumulated deficit:
Cumulative dividends declared	(347,754)	(307,031)
Retained earnings	154,608	145,236

Net accumulated deficit	(193,146)	(161,795)

Total stockholders’ equity	561,575	472,787

Total liabilities and stockholders’ equity	$12,936,321	10,577,957

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(as restated)
INTEREST INCOME:
Mortgage assets	$134,267	$82,216
Other interest income	440	154

Total interest income	134,707	82,370
INTEREST EXPENSE:
CMO borrowings	51,994	38,294
Reverse repurchase agreements	9,554	6,790
Other borrowings	66	632

Total interest expense	61,614	45,716
Net interest income	73,093	36,654
Provision for loan losses	9,725	6,484

Net interest income after provision for loan losses	63,368	30,170

NON-INTEREST INCOME:
Gain on sale of loans	2,502	1,616
Equity in net earnings of Impac Funding Corporation	—	1,293
Mark-to-market loss – derivative instruments	(36,630)	(7,118)
Other income	315	692

Total non-interest income	(33,813)	(3,517)

NON-INTEREST EXPENSE:
Personnel expense	13,668	686
General and administrative and other expense	3,175	434
Professional services	1,831	385
Amortization and impairment of mortgage servicing rights	1,080	—
Occupancy expense	841	61
Data processing expense	805	109
Equipment expense	784	79
Reversal of prior period provision for repurchases	(1,183)	—
(Gain) loss on disposition of other real estate owned	(503)	90

Total non-interest expense	20,498	1,844

Net earnings before income taxes	9,057	24,809
Income taxes	(315)	—

Net earnings	$9,372	$24,809

OTHER COMPREHENSIVE EARNINGS:
Unrealized holding (losses) gains on securities arising during period	(1,382)	64
Less: Reclassification of losses included in net earnings	1,242	522

Net unrealized (losses) gains arising during period	(140)	586

Other comprehensive earnings	$9,232	$25,395

NET EARNINGS PER SHARE:
Basic	$0.16	$0.53

Diluted	$0.15	$0.52

DIVIDENDS DECLARED PER COMMON SHARE	$0.65	$0.50

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$9,372	$24,809
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in net earnings of Impac Funding Corporation	—	(1,293)
Provision for loan losses	9,725	6,484
Amortization of CMO premiums and deferred securitization costs	24,055	14,299
(Gain) loss on sale of other real estate owned	(503)	90
Gain on sale of loans	(2,502)	(1,616)
Unrealized mark-to-market loss – derivative instruments	24,308	(3,525)
Purchase of mortgages held-for-sale	(3,469,082)	—
Sale and principal reductions on mortgages held-for-sale	3,258,130	—
Net change in investment in and advances to Impac Funding Corporation	—	155,050
Net change in deferred taxes	(6,814)	—
Gain on sale of investment securities available-for-sale	(291)	(122)
Depreciation and amortization	755	—
Amortization and impairment of mortgage servicing rights	1,080	—
Net change in accrued interest receivable	(8,492)	(1,478)
Net change in other assets and liabilities	(129,039)	(25,509)

Net cash (used in) provided by operating activities	(288,298)	167,189

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in CMO collateral	(2,545,512)	(1,100,439)
Net change in finance receivables	103,634	148,787
Purchase of premises and equipment	(839)	—
Net change in mortgages held-for-investment	513,841	(17,355)
Net change in mortgage servicing rights	355	—
Net principal reductions on investment securities available-for-sale	627	1,562
Proceeds from the sale of other real estate owned, net	9,737	5,319

Net cash used in investing activities	(1,918,157)	(962,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements and other borrowings	(450,863)	(312,393)
Proceeds from CMO borrowings	3,356,924	1,483,605
Repayments of CMO borrowings	(751,003)	(396,637)
Dividends paid	—	(21,754)
Proceeds from sale of common stock	106,280	37,778
Proceeds from sale of common stock via equity distribution agreement	10,729	4,083
Proceeds from exercise of stock options	645	442

Net cash provided by financing activities	2,272,712	795,124

Net change in cash and cash equivalents	66,257	187
Cash and cash equivalents at beginning of period	127,381	113,345

Cash and cash equivalents at end of period	$193,638	$113,532

SUPPLEMENTARY INFORMATION:
Interest paid	$57,900	$48,485
Taxes paid	797	—
NON-CASH TRANSACTIONS:
Transfer of mortgages to other real estate owned	$9,169	$8,436
Dividends declared and unpaid	40,723	24,598
Net change in other comprehensive earnings	(140)	586

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(unaudited)

Note A—Summary of Business and Significant Accounting Policies

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

The accompanying unaudited consolidated financial statements of IMH and our subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The results of operations for the three months ended March 31, 2004 reflect the consolidation of IFC on July 1, 2003. On July 1, 2003, IMH entered into a stock purchase agreement with Joseph R. Tomkinson, our Chairman, Chief Executive Officer and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, our Executive Vice President and Chief Financial Officer is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750 thousand. Messr’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust each owned one-third of the outstanding common stock of IFC. Mr. Tomkinson elected to receive $125 thousand worth of his consideration for the sale of his IFC shares of common stock in the form of 7,687 shares of IMH common stock. The fairness opinion related to the purchase price of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by our board of directors. As a result of acquiring 100% of IFC’s common stock on July 1, 2003, IMH owns all of the common stock and preferred stock of IFC and began to consolidate IFC as of that date. As such, the consolidated financial statements for the three months ended March 31, 2004 (consolidation period) reflect the results of operations of IFC on a consolidated basis. The consolidated financial statements for the three months ended March 31, 2003 (non-consolidation period) include the results of operations of IFC as equity in net earnings of IFC. The presentation of prior periods’ consolidated financial statements conform to the restatements referred to in Note A.2. “Restatement of Consolidated Financial Statements” below.

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

2.	Restatement of Consolidated Financial Statements

The unaudited consolidated balance sheets as of March 31, 2004 and December 31, 2003 and the unaudited consolidated statements of operations and comprehensive earnings and unaudited consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003 have been restated. The effect of this restatement on net earnings for the three-month periods ended March 31, 2004 and 2003 was a decrease of $36.7 million and $0.7 million, respectively. The following are the principal reasons for the restatement:

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

•	Correct our accounting for derivative financial instruments and hedging activities. We enter into forward purchase commitments on mortgage loans both to be held for sale and held for investment, in addition to our origination pipeline. Previously, certain purchase commitments were not accounted for as derivatives. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and Statement of Financial Accounting Standards No. 149 “Amendment of FASB Statement No. 133 on Derivatives and Hedging Activities” (SFAS 149), we believe that such instruments met the definition of a derivative and as such, they should have been carried at their fair value with changes in fair value recognized in earnings. In addition, we enter into derivative contracts to manage the various risks associated with certain specific liabilities. On the date we enter into these derivative contracts, the derivatives were designated as a hedge of the variability in expected future cash flows associated with a financing obligation or future liability (a “cash flow” hedge). Any change in value associated with a cash flow hedge derivative was previously recorded as an increase or decrease in accumulated other comprehensive income. Upon our review, we now believe that the documentation of cash flow hedge accounting relationships was deficient as to the specificity of the underlying hedged transaction in order to assess hedge effectiveness and the measurement of ineffectiveness as required by the stringent applicable accounting standard, SFAS 133. As such, we made the determination that it is not appropriate to apply cash flow hedge accounting in accordance with SFAS 133 for purposes of GAAP financial statements. However, we will continue to apply hedge accounting for purposes of preparing our tax returns and managing our REIT tests, for which the standards are different to achieve hedge accounting. This correction resulted in our recording all changes in fair value of hedge derivatives as a current period expense or revenue and not as an adjustment to accumulated other comprehensive income;

•	Change our classification of certain interest rate derivative gains and losses to non-interest income as opposed to an adjustment to the interest yield on mortgages held for long-term investment as a result of the elimination of cash flow hedging, as stated above. We purchase derivatives to manage our exposure to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO and warehouse borrowings, as changing interest rates affect cash flows on CMO and warehouse borrowings. Historically, cash payments received and made on derivatives were recorded as an adjustment to the interest yield on mortgages held for long-term investment on the consolidated financial statements. Due to the restatement discussed above relating to derivatives, rather than the Company reclassifying cash payments received and made on derivatives as an adjustment to the interest yield on CMO and warehouse borrowings, we have now recorded the total change in fair value of the derivatives (cash payments plus unrealized gains and losses) as mark-to-market gains (losses) - derivative instruments in the statements of operations; and

•	Correct our accounting for certain inter-company transactions. Prior to the consolidation of IFC on July 1, 2003, certain significant inter-company balance sheet and income statement items of the mortgage operations were presented on an unconsolidated basis. The significant transactions primarily include advances made to the mortgage operations in the form of finance receivables, which have now been reclassified to investment in and advances to IFC in prior period financial statements. In addition, inter-company balance sheet and income statement eliminations include other interest income and expense as a result of inter-company borrowings, non-interest income as a result of inter-company fees associated with finance receivables and inter-company expense allocations, which were all eliminated through equity in net earnings of IFC, which also changes amounts reported in “Investment in and advances to Impac Funding Corporation” on the consolidated financial statements. These elimination entries have no effect on total stockholders’ equity or net earnings.

A summary of the impact of the restatements on net earnings follows:

	For the three months ended March 31,
	2004	2003
Net earnings, as previously reported	$46,046	$25,545
Restatement for sale of mortgage servicing rights when the mortgage loans are retained	(12,116)	(4,983)
Restatement for derivatives and cessation of cash flow hedge accounting	(24,558)	4,247

Net earnings, as restated	$9,372	$24,809

The aforementioned restatement adjustments have been tax affected to the extent attributable to activities of the taxable REIT subsidiary. Note B. “Reconciliation of Net Earnings Per Share,” Note C. “Segment Reporting,” Note D. “Mortgages Held-for-Sale,” Note E. “CMO Collateral” and Note F. “CMO Borrowings” have been amended for the impact of the aforementioned restatements.

The following tables present the consolidated balance sheets as of March 31, 2004 and December 31, 2003 and the consolidated statements of operations and comprehensive earnings and statements of cash flows for the three-month periods ended March 31, 2004 and 2003 that were affected by the correction and reclassification entries:

Consolidated Balance Sheets

	As of March 31, 2004		As of December 31, 2003
	As Restated	As Previously Reported	As Restated	As Previously Reported
CMO collateral	$11,158,627	$11,252,373	$8,639,014	$8,735,434
Mortgages held-for-sale	611,072	611,068	397,618	395,090
Other assets	308,341	280,960	130,349	109,678
Total assets	12,936,321	13,024,809	10,577,957	10,674,657
CMO borrowings	11,139,069	11,183,583	8,489,853	8,526,838
Other liabilities	77,010	73,789	46,510	70,522
Total liabilities	12,374,746	12,416,039	10,105,170	10,166,167
Accumulated other comprehensive gain (loss)	4,216	(33,670)	4,356	(8,348)
Retained earnings	154,608	239,689	145,236	193,643
Net accumulated deficit	(193,146)	(108,065)	(161,795)	(113,388)
Total stockholders’ equity	561,575	608,770	472,787	508,490
Total liabilities and stockholders’ equity	12,936,321	13,024,809	10,577,957	10,674,657

Consolidated Statements of Operations and Comprehensive Earnings

	For the Three Months Ended March 31,
	2004		2003
	As Restated	As Previously Reported	As Restated	As Previously Reported
Interest on mortgage assets	$134,267	$115,833	$82,216	$75,478
Total interest income	134,707	116,273	82,370	76,159
Interest on CMO borrowings	51,994	54,060	38,294	41,684
Interest on other borrowings	66	66	632	883
Total interest expense	61,614	63,680	45,716	49,357
Net interest income	73,093	52,593	36,654	26,802
Net interest income after provision for loan losses	63,368	42,868	30,170	20,318
Gain on sale of loans	2,502	31,138	1,616	1,616
Equity in net earnings of IFC	—	—	1,293	5,167
Mark-to-market loss — derivative instruments	(36,630)	(1,280)	(7,118)	—
Other income	315	315	692	1,027
Total non-interest income	(33,813)	31,453	(3,517)	7,810
Personnel expense	13,668	13,668	686	692
General and administrative and other expense	3,175	3,173	434	435
Professional services	1,831	1,831	385	1,037
Data processing expense	805	805	109	189
Total non-interest expense	20,498	21,776	1,844	2,583
Net earnings before income taxes	9,057	52,545	24,809	25,545
Income taxes	(315)	6,499	—	—
Net earnings	9,372	46,046	24,809	25,545
Comprehensive earnings	9,232	20,724	25,395	29,656
Net earnings per share:
Net earnings per share – basic	$0.16	$0.77	$0.53	$0.54
Net earnings per share – diluted	0.15	0.76	0.52	0.53

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2004		2003
	As Restated	As Previously Reported	As Restated	As Previously Reported
Net earnings	$9,372	$46,046	$24,809	$25,545
Equity in net earnings of IFC	—	—	(1,293)	(5,167)
Gain on sale of loans	(2,502)	(31,138)	(1,616)	(1,616)
Sale and principal reductions on mortgages held-for-sale	3,258,130	3,283,978	—	—
Unrealized mark-to-market loss — derivative instruments	(24,308)	—	(3,525)	—
Net change in investment in and advances to IFC	—	—	155,050	—
Net change in deferred taxes	(6,814)	1,030	—	—
Net change in accrued interest receivable	(8,492)	(8,492)	(1,478)	(1,168)
Net change in other assets and other liabilities	(129,039)	(166,962)	(25,509)	(40,431)
Net cash provided by (used in) operating activities	(288,298)	(309,799)	167,189	(2,086)
Net change in CMO collateral	(2,545,512)	(2,574,835)	(1,100,439)	(1,117,985)
Net change in finance receivables	103,634	103,634	148,787	308,622
Dividend from IFC	—	—	—	4,455
Net principal reductions on investment securities	627	627	1,562	1,673
Proceeds from the sale of other real estate owned, net	9,737	9,737	5,319	5,410
Net cash used in investing activities	(1,918,512)	(1,947,835)	(962,126)	(815,180)
Repayments of CMO borrowings	(751,003)	(700,179)	(396,637)	(374,308)
Net cash provided by financing activities	2,273,067	2,323,891	795,124	817,453
Net change in other comprehensive earnings	(140)	(25,322)	586	4,111

3.	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash and money market mutual funds. Investments with maturities of three months or less at date of acquisition are considered to be cash equivalents.

4.	Investment Securities Available-for-Sale

Investment securities are classified as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as a separate component of stockholders’ equity and trading securities are reported at fair value with unrealized gains and losses reported in earnings. Gains and losses recorded on sale of investment securities available-for-sale are based on the specific identification method. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investments securities may be subject to credit, interest rate and/or prepayment risk. As of March 31, 2004 and December 31, 2003, investment securities available-for-sale was $12.9 million and $13.4 million, respectively. There were no sale of investment securities available-for-sale and, therefore, no realized gains or losses during the three months ended March 31, 2004 and 2003. However, during the three months ended March 31, 2004 and 2003, we received $291 thousand and $122 thousand, respectively, of recoveries on investment securities available-for-sale that were written-off in prior periods.

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

7.	CMO Collateral and Mortgages Held-for-Investment

The long-term investment operations invest in primarily adjustable rate and, to a lesser extent, fixed rate Alt-A mortgages to be held for long-term investment. CMO collateral and mortgages held-for-investment are recorded at cost, including adjustments for derivative gain or loss during the commitment period, as of the date of purchase. CMO collateral is recorded in IMH Assets, a special purpose financing subsidiary which is used to issue CMO financing. CMO collateral and mortgages held-for-investment include various types of adjustable rate and fixed rate mortgages secured by single-family residential real estate properties acquired and originated by the mortgage operations, multi-family residential real estate properties originated by IMCC and, to a lesser extent, fixed rate second trust deeds secured by single-family residential real estate properties. Any premiums and discounts, which may result from the acquisition of mortgages, derivative gain or loss during the commitment period or the sale of MSRs when the mortgages are retained, are amortized to interest income over their estimated lives using the interest method as an adjustment to the yield of the mortgage. CMO collateral and mortgages held-for-investment are continually evaluated for collectibility and, if appropriate, the mortgage may be placed on non-accrual status, generally when the mortgage is 90 days past due, and previously accrued interest is reversed from income.

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

Stock options and awards may be granted to the directors, officers and key employees. The exercise price for any qualified incentive stock options (ISOs) and non-qualified stock options (NQSOs) granted under our stock option plans may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the fair market value of the shares of common stock at the time the NQSO or ISO is granted. Grants under stock option plans are made and administered by the board of directors. We currently have a 1995 Stock Option, Deferred Stock and Restricted Stock Plan (1995 plan) and during 2001 the board of directors and stockholders approved a new Stock Option, Deferred Stock and Restricted Stock Plan (2001 plan), collectively, (the stock plans). Each stock plan provides for the grant of ISOs, NQSOs, deferred stock, and restricted stock, and, in the case of the 2001 plan, dividend equivalent rights and, in the case of the 1995 plan, stock appreciation rights and limited stock appreciation rights awards (awards).

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

The Company applies APB Opinion No. 25 in accounting for our stock plans. If compensation cost for our stock-based compensation plans had been determined consistent with SFAS 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2004	2003
	(as restated)
Net earnings as reported	$9,372	$24,809
Less: Total stock-based employee compensation expense using the fair value method	(290)	(289)

Pro forma net earnings	$9,082	$24,520

Net earnings per share as reported:
Basic	$0.16	$0.53

Diluted	$0.15	$0.52

Pro forma net earnings per share:
Basic	$0.15	$0.52

Diluted	$0.15	$0.51

During the periods in which the mortgage operations was accounted for under the equity method, grants of stock options by IMH to IFC employees were not accounted for under APB Opinion No. 25 but were accounted for at fair value consistent with the provisions specified under SFAS 123.

16.	Derivative Instruments

In June 1998, FASB issued SFAS 133 as amended by SFAS No. 137 and SFAS No. 138, collectively, (SFAS 133). SFAS 133, subsequently amended by SFAS 149, establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction. For derivatives that are accounted for as free standing derivatives, any change in fair value is recorded as expense or income in the current period.

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

Under SFAS 133, an entity that elects to apply hedge accounting is required to identify the hedged transaction and the hedging instrument and establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging relationships and the measurement and approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing interest rate risk. This statement was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We can expect high effectiveness of hedging relationships since the hedged items, CMO and warehouse borrowings, and the hedging derivative instrument are based on one-month LIBOR. As both instruments are tied to the same index, the hedge is expected to be highly effective at the time the hedge is designated and on an ongoing basis. While these relationships have not been formally documented as cash flow hedging relationships and, consequently, the derivatives have been accounted for as free-standing derivatives for accounting purposes, we believe that they are economic hedges that effectively manage interest rate risks associated with our borrowing costs. These derivatives are recorded at the fair value with changes in fair value reported as mark-to-market loss – derivative instruments on the consolidated financial statements. The determination to treat these hedges as free-standing derivatives as opposed to cash flow hedges is primarily based upon the stringent documentation burden placed upon us to maintain cash flow hedge accounting. The accounting treatment has no effect on taxable income which is how we determine our dividend policy. In future periods we may choose to comply with such standards in order to achieve hedge accounting treatment.

We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). We also enter into commitments to purchase mortgage loans through our correspondent channel (purchase commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. In addition, purchase commitments for mortgage loans that are intended to be sold and those that will be held for investment purposes can qualify as derivatives. Both types of commitments to purchase loans are evaluated under the definition of a derivative to determine whether SFAS. 133 is applicable. Rate lock and purchase commitments that are considered to be derivatives are recorded, at fair value, on the consolidated statements of financial condition with changes in fair value recorded in mark-to-market loss-derivative instruments on the consolidated statements of operations. In measuring the fair value of rate lock and purchase commitments, the amount of the expected servicing rights is not included in the valuation. This value is calculated and adjusted using an anticipated fallout factor for loan commitments that are not expected to be funded. This policy of recognizing the value of the derivative has the effect of recognizing a gain or loss on the related mortgage loans based on changes in the interest rate environment before the mortgage loans are funded and sold. As such, both rate lock and purchase commitments expose us to interest rate risk. We manage that risk by entering into various interest rate contracts that are also recorded at fair value with changes in fair value reported in mark-to-market loss-derivative instruments.

The mortgage operations also enter into forward commitments and derivative transactions to lock in the forecasted sale profitability of fixed rate mortgages held-for-sale. The mortgage operations generally sells calls or buys put options or enters into mandatory commitments on U.S. Treasury bonds and mortgage-backed securities to hedge against adverse movements of interest rates affecting the value of mortgages held-for-sale. The risk in writing a call option is that the mortgage operations gives up the opportunity for profit if the market price of the mortgage increases and the option is exercised. The mortgage operation also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market for the mortgage loan does not exist. The risk of buying a put option is limited to the premium paid for the put option. These economic hedges are treated as free-standing derivatives under the provisions of SFAS 133 with the entire change in fair value of the hedges recorded through mark-to-market loss-derivative instruments in current earnings.

Included in other assets on the consolidated balance sheets as of March 31, 2004 and December 31, 2003 are $29.2 million and $33.6 million of derivative assets, respectively. Derivative assets include cash margin balances placed with third parties of $15.5 million and $18.2 million as of March 31, 2004 and December 31, 2003, respectively. Included in other liabilities on the consolidated balance sheets as of March 31, 2004 and December 31, 2003 are $36.6 million and $14.7 million of derivative liabilities, respectively.

17.	Recent Accounting Pronouncements

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

Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105), clarifies the SEC’s position on the accounting and valuation for commitments to originate mortgage loans held-for-sale. Consistent with SFAS 149, SAB 105 states that loan commitments are treated as derivative instruments. SAB 105 requires that in valuing these loan commitments entities not include cash flows associated with servicing as to do so would result in the recognition of servicing assets prior to the sale or securitization of funded loans. This valuation methodology limits a company’s ability to record an asset for its mortgage pipeline at the transaction date even when the total fair value may include servicing-related acquisition premium. Prior to the issuance of SAB 105, each reporting period the mortgage operations recorded the fair value of its mortgage pipeline, inclusive of changes in benchmark interest rates and acquisition premiums. Subsequent to SAB 105, as of April 1, 2004 we record the fair value change of the mortgage pipeline based solely on interest rate fluctuations from the date of rate-lock to the applicable reporting date.

Note B—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share available to common stockholders as if all stock options were outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2004	2003
	(as restated)
Numerator for earnings per share:
Net earnings	$9,372	$24,809

Denominator for earnings per share:
Basic weighted average number of common shares outstanding	59,692	47,069
Net effect of dilutive stock options	1,120	827

Diluted weighted average common and common equivalent shares	60,812	47,896

Net earnings per share:
Basic	$0.16	$0.53

Diluted	$0.15	$0.52

The Company had none and 20,000 stock options during the three months ended March 31, 2004 and 2003, respectively, that were not considered in the calculation of diluted weighted average common and common equivalent shares as the exercise price of the stock options were greater than the average market price during the periods.

Note C—Segment Reporting

Management internally reviews and analyzes its operating segments as follows:

•	long-term investment operations invest primarily in adjustable rate and, to a lesser extent, fixed rate Impac and non-Impac Alt-A mortgages and multi-family mortgages;

•	warehouse lending operations provide warehouse and repurchase financing to affiliated companies and to approved mortgage bankers and brokers, some of which are clients of the mortgage operations, to finance mortgages; and

•	mortgage operations acquire and originate adjustable rate and fixed rate Impac and non-Impac Alt-A mortgages and, to a lesser extent, B/C mortgages from its network of third party correspondents, mortgage brokers and retail customers.

The following table presents business segments as of and for the three months ended March 31, 2004 (as restated):

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company (1)	Consolidated
Balance Sheet Items:
CMO collateral and mortgages held-for-investment	$11,384,789	$—	$—	$(89,455)	$11,295,334
Mortgages held-for-sale	—	—	611,072	—	611,072
Finance receivables	—	526,396	—	—	526,396
Total assets	12,300,573	1,240,748	730,676	(1,335,676)	12,936,321
Total stockholders’ equity	956,034	122,144	(18,262)	(498,341)	561,575
Income Statement Items:
Net interest income	$51,357	$8,417	$5,143	$8,176	$73,093
Provision for loan losses	4,285	5,440	—	—	9,725
Non-interest income	(39,046)	1,958	11,451	(8,176)	(33,813)
Non-interest expense and income taxes	1,745	1,521	16,917	—	20,183

Net earnings (loss)	$6,281	$3,414	$(323)	$—	$9,372

The following table presents business segments as of and for the three months ended March 31, 2003 (as restated):

	Long-Term Investment Operations	Warehouse Lending Operations	Inter - Company (1)	Consolidated
Balance Sheet Items:
CMO collateral and mortgages held-for-investment	$6,324,776	$—	$(48,448)	$6,276,328
Finance receivables	—	515,234	—	515,234
Total assets	6,804,046	957,635	(387,359)	7,374,322
Total stockholders’ equity	554,507	96,999	(324,881)	326,625
Income Statement Items:
Net interest income	$31,251	$6,070	$(667)	$36,654
Provision for loan losses	5,889	595	—	6,484
Non-interest income (2)	(5,712)	1,360	835	(3,517)
Non-interest expense	1,485	1,097	(738)	1,844

Net earnings	$18,165	$5,738	$906	$24,809

(1)	Elimination of inter-company balance sheet and income statement items.

(2)	Non-interest income in the inter-company eliminations column represents equity in net earnings of IFC, which was an unconsolidated qualified REIT subsidiary of IMH during the period and was accounted for using the equity method.

Note D—Mortgages Held-for-Sale

Mortgages held-for-sale are primarily adjustable rate and fixed rate Impac Alt-A and non-Impac Alt-A mortgages and, to a lesser extent, B/C mortgages acquired and originated by the mortgage operations and secured by first and second liens on single-family residential real estate properties. As of March 31, 2004 and December 31, 2003, approximately 56% and 61%, respectively, of mortgages held-for-sale were collateralized by properties located in California. Mortgages held-for-sale consisted of the following:

	At March 31, 2004	At December 31, 2003
	(as restated)
Mortgages held-for-sale	$598,054	$385,108
Unamortized net premiums on mortgages held-for-sale	13,018	12,510

Total mortgages held-for-sale	$611,072	$397,618

Included in other liabilities as of March 31, 2004 and December 31, 2003, was an allowance for mortgage repurchases of $948 thousand and $2.3 million, respectively. The allowance for mortgage repurchases is maintained for the purpose of purchasing previously sold mortgages for various reasons, including early payment defaults or breach of representations or warranties, which may be subsequently sold at a loss. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect on our financial condition and results of operations.

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

CMO collateral for the periods indicated consisted of the following:

	At March 31, 2004	At December 31, 2003
	(as restated)
Adjustable - and fixed rate mortgages secured by single-family residential real estate	$10,782,213	$8,357,085
Adjustable rate mortgages secured by multi-family residential real estate	258,536	200,427
Fixed rate second trust deeds secured by single-family residential real estate	8,241	9,798
Unamortized net premiums on mortgages	109,637	71,704

Total CMO collateral	$11,158,627	$8,639,014

Note F—Allowance for Loan Losses

Activity for allowance for loan losses for the periods shown was as follows:

	For the Three Months Ended,
	March 31, 2004	December 31, 2003
Beginning balance	$38,596	$39,122
Provision for loan losses (1)	9,725	3,490
Charge-offs, net of recoveries	(2,022)	(4,016)

Ending balance	$46,299	$38,596

(1)	Includes estimated partial impairment on specific warehouse advances of $6.0 million that we anticipate will be non-collectible.

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

Note G—CMO Borrowings

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

Interest rates on adjustable rate CMOs range from a low of 0.25% over one-month LIBOR, which was 1.09% as of March 31, 2004, or 1.34%, on “AAA” credit rated bonds to a high of 4.50% over one-month LIBOR, or 5.59%, on “BBB” credit rated bonds. Interest rates on fixed rate CMOs range from 4.34% to 12.75%, depending on the class of CMOs issued. We completed $3.4 billion and $905.9 million in CMOs during the three months ended March 31, 2004 and 2003, respectively, to finance the retention of $2.9 billion and $1.4 billion of mortgages acquired and originated by the mortgage operations. For the three months ended March 31, 2004 and 2003, interest expense on CMO borrowings was $52.0 million and $38.3 million, respectively.

The following table presents CMOs issued, CMOs outstanding for the periods indicated and certain interest rate information on CMOs by year of issuance as indicated (dollars in millions):

	Original Issuance Amount	CMOs Outstanding As of		Range of Fixed Interest Rates (%)	Range of Interest Rate Margins Over One-Month LIBOR (%)	Range of Interest Rate Margins After Adjustment Date (%)
Year of Issuance		3/31/04	12/31/03
		(as restated)
1998	$583.0	$—	$—	6.65 - 7.25	N/A	N/A
2000	943.6	—	—	N/A	0.26 - 2.40	0.52 - 3.60
2001	1,500.9	366.7	444.9	N/A	0.28 - 2.30	0.56 - 3.45
2002	3,876.1	2,175.5	2,491.0	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	5,294.4	5,583.5	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	3,356.9	3,339.9	—	3.579	0.25 - 1.85	0.50 - 2.78

Sub-total CMOs	16,226.6	11,176.5	8,519.4
Accrued interest	—	7.1	7.4
Capitalized securitization costs	—	(44.5)	(36.9)

Total CMOs	$16,226.6	$11,139.1	$8,489.9

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

This report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “plan,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a number of factors, including, but not limited to, failure to achieve projected earnings levels, the ability to generate sufficient liquidity, the ability to access the capital markets, the size, frequency and manner of our securitizations, the ability to generate taxable income and pay dividends, risks related to restatement of our financial statements, interest rate fluctuations, frauds committed upon us, unknown weaknesses in our internal controls, natural disaster, interruption in our management information systems, new regulatory laws, increase in prepayment rates on our mortgage assets, changes in assumptions regarding estimated loan losses or fair value amounts, changes in expectations of future interest rates, the availability of financing and, if available, the terms of any financing, changes in origination and resale pricing of mortgages, changes in markets which we serve and changes in general market and economic conditions. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Restatement of Consolidated Financial Statements

The consolidated balance sheets as of March 31, 2004 and December 31, 2003, the consolidated statements of operations and comprehensive earnings for the three months ended March 31, 2004 and 2003 and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 have been restated. The effect of this restatement on net earnings for the three months ended March 31, 2004 and 2003 was a decrease of $36.7 million and $0.7 million, respectively. For a further discussion of the corrections and restatements, see “Explanatory Note” at the beginning of this Form 10-Q/A and “Note A.2.—Restatement of Consolidated Financial Statements” in the accompanying notes to consolidated financial statements. The effect of the restatement of the consolidated financial statements is reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Consolidation of IFC

The results of operations for the three months ended March 31, 2004 reflect the consolidation of IFC on July 1, 2003. On July 1, 2003, IMH entered into a stock purchase agreement with Joseph R. Tomkinson, our Chairman, Chief Executive Officer and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, our Executive Vice President and Chief Financial Officer is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750,000. Each of Messr’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. Mr. Tomkinson elected to receive $125,000 worth of his consideration for the sale of his IFC shares of common stock in the form of 7,687 shares of IMH common stock. The fairness opinion related to the purchase price of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by our board of directors. As a result of acquiring 100% of IFC’s common stock on July 1, 2003, IMH owns all of the common stock and prefered stock of IFC and began to consolidate IFC as of that date. As such, the consolidated financial statements for the three months ended March 31, 2004, or “consolidation period,” reflect the results of operations of IFC on a consolidated basis. The consolidated financial statements for the three months ended March 31, 2003, or “non-consolidation period,” include the results of operations of IFC as equity in net earnings of IFC.

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

Derivative financial instruments. The mortgage operations acquire derivatives to mitigate changes in the value of its mortgage pipeline. The mortgage pipeline consists of mortgages that have not yet been acquired, however, the mortgage operations has committed to acquire the mortgages in the future at pre-determined interest rates through rate-lock commitments. On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” or “SAB 105,” which clarifies the SEC’s position on the accounting and valuation for commitments to originate mortgage loans held-for-sale. Consistent with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or “SFAS 149,” SAB 105 states that loan commitments are treated as derivatives. Prior to the issuance of SAB 105, the mortgage operations recorded the fair value of its mortgage pipeline, inclusive of changes in benchmark interest rates and acquisition premiums, as it qualifies as a derivative under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, or “SFAS 133.” Therefore, the mortgage pipeline and the fair value of derivatives were marked to market each reporting period. SAB 105 requires that in valuing these loan commitments entities not include cash flows associated with servicing as to do so would result in the recognition of servicing assets prior to the sale or securitization of funded loans. This valuation methodology limits a company’s ability to record an asset for its mortgage pipeline as of the applicable reporting date. Subsequent to SAB 105, as of April 1, 2004 we record the fair value change of the mortgage pipeline based solely on interest rate fluctuations from the date of rate-lock to the applicable reporting date even when the total fair value may include servicing-related acquisition premium. Other derivatives, as accounted for under SFAS 133 and which principally reduce exposure to interest rate risk associated with specific liabilities, are also carried at fair value with changes in fair value reflected in earnings.

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

Financial Highlights for the First Quarter of 2004

•	Estimated taxable income per diluted share increased to $0.75 compared to $0.73 for the fourth quarter of 2003 and $0.58 for the first quarter of 2003;

•	Cash dividends declared per share increased to $0.65 compared to $0.55 for the fourth quarter of 2003 and $0.50 for the first quarter of 2003;

•	Total assets increased to $12.9 billion as of March 31, 2004 from $10.6 billion as of December 31, 2003 and $7.4 billion as of March 31, 2003;

•	Book value per share increased to $8.96 as of March 31, 2004 compared to $8.39 as of December 31, 2003 and $6.64 as of March 31, 2003;

•	Total market capitalization increased to $1.7 billion as of March 31, 2004 compared to $1.0 billion as of December 31, 2003 and $639.1 million as of March 31, 2003;

•	Dividend yield as of March 31, 2004 was 9.56%, based on annualized first quarter cash dividend of $0.65 per share and closing stock price of $27.20 per share;

•	The mortgage operations acquired and originated $3.5 billion of primarily Alt-A mortgages compared to $3.1 billion for the fourth quarter of 2003 and $1.8 billion for the first quarter of 2003;

•	The long-term investment operations retained $2.9 billion of primarily Alt-A mortgages compared to $2.3 billion for the fourth quarter of 2003 and $1.4 billion for the first quarter of 2003; and

•	IMCC originated $94.5 million of multi-family mortgages compared to $84.3 million for the fourth quarter of 2003 and $42.1 million for the first quarter of 2003.

Taxable Income

After adjusting for our estimates of the differences between net earnings and taxable income, estimated taxable income was $45.5 million, or $0.75 per diluted share, for the first quarter of 2004 as compared to $27.6 million, or $0.58 per diluted share, for the first quarter of 2003. When we file our annual tax returns there are certain adjustments that we make to net earnings and taxable income due to differences in the nature and extent that revenues and expenses are recognized under the two methods. As an example, to calculate taxable income we deduct actual loan losses as compared to the determination of net earnings that require a deduction of loan loss provisions which are determined based on estimated losses inherent in our loan portfolios. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income, which is a non-generally accepted accounting principle, or “GAAP,” financial measurement, is useful information for our investors. Of estimated taxable income of $45.5 million, we declared total regular cash dividends of $40.7 million or $0.65 per outstanding share during the first quarter of 2004. Upon the filing of our 2002 tax return, we had federal and state net operating tax loss carry-forwards of $18.7 million that may or may not be used to offset taxable income in subsequent years.

The following table presents a reconciliation of net earnings to estimated taxable income for the periods indicated (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2004	2003
	(as restated)
Net earnings	$9,372	$24,809
Adjustments to GAAP earnings:
Loan loss provision	9,725	6,484
Dividend from IFC	7,500	4,455
Fair value of free-standing derivative (1)	26,647	(3,525)
Tax deduction for actual loan losses	(2,022)	(3,325)
Anticipated partial worthlessness deduction on warehouse advances (2)	(6,000)	—
Net earnings of IFC (3)	323	(1,293)

Estimated taxable income (4)	$45,545	$27,605

Estimated taxable income per diluted share	$0.75	$0.58

Estimated taxable income per outstanding share	$0.73	$0.56

Diluted weighted average shares outstanding	60,812	47,896

(1)	The mark-to-market change for the valuation of free-standing derivatives is income or expense for GAAP financial reporting but is not included as an addition or deduction for taxable income calculations.

(2)	Represents estimated partial impairment on specific warehouse advances that we anticipate will be non-collectible. For additional information, refer to “Provision for Loan Losses and Allowance for Loan Losses” below.

(3)	Represents GAAP net earnings or equity in net earnings of IFC, which may not necessarily equal taxable income. Therefore, dividend distributions from IFC to IMH may exceed IFC’s GAAP net earnings.

(4)	Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating loss carry-forwards.

Results of Operations and Financial Condition

Results of Operations-

For the Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003

Net earnings decreased 62% to $9.4 million, or $0.15 per diluted share, for the first quarter of 2004 compared to $24.9 million, or $0.52 per diluted share, for the first quarter of 2003. The quarter-over-quarter decrease in net earnings of $15.5 million was primarily due to the following:

•	$29.5 million increase in mark-to-market loss–derivative instruments;

•	$18.3 million increase in non-interest and income tax expense, and

•	$3.2 million increase in provision for loan losses, which was partially offset by;

•	$36.4 million increase in net interest income.

These variances are discussed in further detail below.

Mark-to-Market Loss-Derivative Instruments

During the first quarter of 2004, mark-to-market loss on derivative instruments increased $29.5 million to $36.6 million as compared to $7.1 million for the first quarter of 2003. The increase in mark-to-market loss on derivative instruments was the result of changes in future expectations of short term rates which affected the value of our derivatives. We enter into derivative contracts to manage the various risks associated with certain specific liabilities. On the date we enter into various derivative contracts, the derivatives were designated as an economic hedge of the variability in expected future cash flows associated with a financing obligation or future liability. In our consolidated financial statements, we now record a market valuation adjustment for economic hedges and any subsequent cash payments paid or received on these derivatives as a current period expense or revenue in mark-to-market loss – derivative instruments on the consolidated financial statements. In addition, we account for certain forward purchase commitments on mortgage loans as free-standing derivatives, and record the change in fair value of such instruments and the related derivatives used to hedge the mortgage pipeline as a current period expense or revenue.

Non-Interest and Income Tax Expense

Non-interest and income tax expense increased to $20.2 million for the first quarter of 2004 as compared to $1.8 million for the first quarter of 2003. The quarter-over-quarter increase in non-interest expense of $18.4 million was primarily due to a $19.3 million increase in operating costs. The increase in operating costs was primarily due to the consolidation of the mortgage operations on July 1, 2003. Operating costs generated by the mortgage operations was reported on a consolidated basis for the consolidation period, however, for the non-consolidation period the financial results of IFC were reported as equity in net earnings of IFC on the consolidated financial statements. As such, operating costs increased to $21.1 million for the first quarter of 2004 as compared to $1.8 million for the first quarter of 2003. Operating costs include personnel expense, professional services, equipment expense, occupancy expense, data processing expense and general and administrative and other expense. Personnel expense, which primarily includes salary, wages and benefit costs, was $13.7 million, or 72% of total operating costs, during the first quarter of 2004 as compared to $686,000 during the first quarter of 2003. Personnel related costs are variable expenses and are primarily driven by mortgage acquisitions and originations.

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

We believe that our efficient centralized operating structure and our web-based automated underwriting system, iDASLg2, allows us to maintain our position as a low cost nationwide acquirer and originator of Alt-A mortgages. In addition, a higher percentage of non-Impac mortgage acquisitions during the first quarter of 2004 contributed to lower per loan acquisition costs as compared to the first quarter of 2003 as non-Impac Alt-A mortgage acquisitions generally require less staffing and corresponding operating costs than Impac Alt-A mortgages, which are acquired on a flow, or loan-by-loan basis.

Provision for Loan Losses

Provision for loan losses increased $3.2 million to $9.7 million for the first quarter of 2004 compared to $6.5 million for the first quarter of 2003. The quarter-over-quarter increase in provision for loan losses was primarily due to an increase in our mortgage loan portfolio as the long-term investment operations retained $7.2 billion of primarily Alt-A mortgages from the mortgage operations and $342.9 million of multi-family mortgages originated by IMCC since the end of the first quarter of 2003, which required a corresponding increase in allowance for loan losses.

In addition, at the end of the first quarter of 2004, we discovered that one client of the warehouse lending operations and certain of its officers had perpetrated a fraud pursuant to which they defrauded the warehouse lending operations into making advances pursuant to a warehouse line of credit. As of the date the fraud was discovered, an aggregate of $12.6 million of fraudulent loan advances were outstanding. We immediately terminated the warehouse line of credit and have been cooperating with federal investigators in their ongoing investigation of the defrauding parties. It appears that the defrauding parties had perpetrated a similar fraud on another warehouse lender. We retained an independent consultant to investigate the matter; the investigator reported that no principals of the warehouse lending operations had knowingly participated in the fraud and stated that it is not likely that any other client of the warehouse lending operations could duplicate the same fraud. With the aid of independent counsel, the audit committee of our board of directors reviewed the report and the scope of the investigation and concurs with the assessment set forth in the report. In response, we have taken steps to enhance procedures at our warehouse lending operations, including improvements of the application approval and funding processes of mortgage bankers and follow-up quality control checks. As a result of the fraud, during the first quarter of 2004 we established a specific allowance for loan losses in the amount of $6.0 million to provide for anticipated losses on the fraudulent warehouse advances as we have deemed this amount to be non-collectible. Based on available information, we believe we will be able to recover the remaining $6.6 million of related warehouse advances over time. To the extent that we believe that the actual losses will exceed the $6.0 million allowance, we will make an additional allowance for loan losses when, or if, we determine it is appropriate to do so as events and circumstances dictate. However, we believe that this specific allowance is adequate to provide for anticipated loan losses based on currently available information.

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

Net interest income increased $36.4 million to $73.1 million for the first quarter of 2004 compared to $36.7 million for the first quarter of 2003. The quarter-over-quarter increase in net interest income was primarily due to an increase in average mortgage assets, which increased to $11.4 billion for the first quarter of 2004 compared to $6.3 billion for the first quarter of 2003 as the long-term investment operations retained $7.2 billion of primarily Alt-A mortgages from the mortgage operations and $342.9 million of multi-family mortgages originated by IMCC since the end of the first quarter of 2003. We primarily retain Alt-A mortgages that are acquired and originated by the mortgage operations and multi-family mortgages originated by IMCC that fit within our investment criteria. Alt-A and multi-family mortgages are ARMs and FRMs with good credit profiles with mortgage insurance enhancements, when required, that generally have prepayment penalty features and are primarily purchase money transactions.

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

The increase in net interest income was also due to an increase in net interest margins on mortgage assets, which increased 21 basis points to 2.54% for the first quarter of 2004 as compared to 2.33% for the first quarter of 2003. The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2004			2003
	(as restated)
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Investment securities available-for-sale	$12,981	$907	27.95%	$25,536	$630	9.87%
CMO collateral (1)	9,540,537	106,777	4.48	5,541,476	72,309	5.22%
Mortgages held-for-investment and mortgages held-for-sale (2)	1,434,117	21,486	5.99	180,912	2,540	5.62
Finance receivables (3)	457,039	5,097	4.46	523,182	6,737	5.15

Total mortgage assets	$11,444,674	$134,267	4.69%	$6,271,106	$82,216	5.24%

BORROWINGS
CMO borrowings	$9,307,437	$51,994	2.23%	$5,425,691	$38,294	2.82%
Reverse repurchase agreements	1,742,935	9,554	2.19	1,129,251	6,790	2.41
Borrowings secured by investment securities (4)	—	—	—	6,233	632	40.56

Total borrowings on mortgage assets	$11,050,372	$61,548	2.23%	$6,561,175	$45,716	2.79%

Net Interest Spread (5)			2.46%			2.45%
Net Interest Margin (6)			2.54%			2.33%
Net Cash Payments on Derivatives (7)		$12,323			$10,642
Net Interest Margin including Net Cash Payments on Derivatives (8)			2.11%			1.65%

(1)	Interest includes $17.2 million and $8.9 million, respectively, of amortization of acquisition costs on mortgages acquired from the mortgage operations. Interest also includes $8.2 million and $4.3 million, respectively, of accretion of loan discounts, which represents the amount allocated to MSRs when they are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment.

(2)	Includes mortgages held-for-sale which were acquired via the consolidation of the mortgage operations on July 1, 2003.

(3)	Total average borrowings on mortgage assets exceed total average mortgage assets during the three months ended March 31, 2003 as we eliminated warehouse borrowings between the warehouse lending operations and mortgage operations prior to July 1, 2003 as part of the accounting restatements.

(4)	Payments and excess cash flows received from investment securities collateralizing these borrowings were used to pay down the outstanding borrowings. The payments were received from a collateral base that was in excess of the borrowings. Therefore, while the payment amounts remained relatively stable, the average balance of the borrowings continued to decline. These borrowings were repaid during the third quarter of 2003.

(5)	Net interest spread is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.

(6)	Net interest margin is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total average mortgage assets.

(7)	Represents net cash paid on derivatives, which is a component of mark-to-market loss – derivative instruments on the consolidated financial statements.

(8)	Net interest margin including net cash payments on derivatives is calculated by subtracting interest expense on total borrowings on mortgage assets and net cash payments on derivatives from interest income on total mortgage assets and then dividing by total average mortgage assets.

The increase in net interest margins was primarily due to the consolidation of the mortgage operations on July 1, 2003. Net interest income generated by the mortgage operations was reported on a consolidated basis for the consolidation period, however, for the non-consolidation period the financial results of IFC were reported as equity in net earnings of IFC on the consolidated financial statements. As such, the consolidation of the mortgage operations resulted in a 30 basis point increase in net interest margins on Mortgage Assets during the first quarter of 2004 as mortgages held-for-sale were consolidated with total average mortgage assets. During the first quarter of 2003, mortgages held-for-sale were not consolidated with total average mortgage assets as the mortgage operations was a non–consolidating entity prior to July 1, 2003.

Net interest margins on mortgage assets are susceptible to changes in interest rates due to mismatched interest rate adjustments between mortgage assets and borrowings on mortgage assets as follows:

•	interest rate adjustment limitations on mortgages held for long-term investment due to periodic and lifetime interest rate cap features which are not limited on CMO and warehouse borrowings;

•	mismatched interest rate adjustment periods between mortgages held for long-term investment and CMO and warehouse borrowings; and

•	mismatched interest rate indexes on mortgages held for long-term investment and CMO and warehouse borrowings.

Some examples of mismatched interest rate adjustments on mortgage assets and borrowings on mortgage assets include the following:

•	at the time mortgages are retained for long-term investment, ARMs have initial coupons above the fully-indexed rate, which is the margin on the mortgage plus the index. Upon the mortgage interest rate reset date, interest rates on ARMs adjust downward to the fully-indexed rate. The reset to lower coupons on these mortgages during low interest rate environments is consistent with our strategy to mitigate the borrower’s propensity to refinance their mortgage, which we believe will extend the duration of the mortgages;

•	hybrid ARMs acquired for long-term investment have initial fixed interest rate periods of two- to five years which subsequently convert to ARMs as compared to adjustable rate CMO and warehouse borrowings that are indexed to one-month LIBOR and are, therefore, not constrained by interest rate changes; and

•	the interest rate index used for ARMs, which is primarily six-month LIBOR, adjust unequally as compared to the interest rate index used for adjustable rate CMO and warehouse borrowings, which are primarily indexed to one-month LIBOR.

Therefore, our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates on mortgage assets and borrowings on mortgage assets which may result in variability in net interest margins. For further information on our interest rate risk management policies refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Results of Operations by Business Segment-

For the Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003

Long-Term Investment Operations

Net earnings from the long-term investment operations was $6.3 million for the first quarter of 2004 as compared to $18.2 million for the first quarter of 2003. The decrease in net earnings of $11.9 million was primarily due to the following:

•	$31.9 million increase in mark-to-market loss—derivative instruments, which was partially offset by:

•	$20.1 million increase in net interest income.

Mark-to-market loss—derivative instruments. Mark-to-market loss—derivative instruments increased by $31.9 million to a loss of $39.0 million for the first quarter of 2004 as compared to a loss of $7.1 million for the first quarter of 2003. Mark-to-market loss—derivative instruments declined as future expectations of short-term rates positively affected the value of derivatives.

Net interest income. Net interest income rose by $20.1 million to $51.4 million for the first quarter of 2004 as compared to $31.3 million for the first quarter of 2003 primarily due to an increase in total average mortgage assets. Mortgage assets increased as the long-term investment operations retained $7.2 billion of primarily Alt-A mortgages from the mortgage operations and $342.9 million of multi-family mortgages originated by IMCC since the end of the first quarter of 2003, which in turn led to an increase in average CMO collateral and mortgages held-for-investment as shown in the comparative yield table above. Refer to Note C. “Segment Reporting” in the notes to consolidated financial statements for additional detail.

Mortgage Operations

Net earnings from the mortgage operations include its results of operations for the consolidation period on a consolidated basis, see “Consolidation of IFC” above. Prior to the consolidation of IFC, its results of operations were included in equity in net earnings of IFC on the consolidated financial statements. Equity in net earnings of IFC is reflected in the Inter-company segment for purposes of segment reporting as shown in Note C. “Segment Reporting” in the notes to consolidated financial statements. As such, net earnings from the mortgage operations was a loss of $323,000 during the consolidation period while equity in net earnings of IFC during the non-consolidation period was $1.3 million.

Warehouse Lending Operations

Net earnings from the warehouse lending operations was $3.4 million for the first quarter of 2004 as compared to $5.7 million for the first quarter of 2003. The decrease in net earnings of $2.3 million was primarily due to a decrease in net interest income. Net interest income declined during the first quarter of 2004 as total average finance receivables declined to $457.0 million as compared to $523.2 million during the first quarter of 2003 as shown in the comparative yield table above. Refer to Note C. “Segment Reporting” in the notes to consolidated financial statements for additional detail.

Financial Condition-

Total assets grew 22% to $12.9 billion as of March 31, 2004 as compared to $10.6 billion as of December 31, 2003 as the long-term investment operations retained $2.9 billion of primarily adjustable rate and fixed rate Alt-A mortgages and multi-family mortgages during the first quarter of 2004. The following table presents selected financial data as of the dates indicated (dollars in thousands, except per share data and master servicing portfolio):

	As of and For the Quarter Ended,
	March 31, 2004	December 31, 2003	March 31, 2003
Book value per share	$8.96	$8.39	$6.64
Return on average assets	0.32%	1.95%	1.44%
Return on average equity	7.37%	49.57%	33.01%
Assets to equity ratio	23.04:1	22.35:1	22.58:1
Debt to equity ratio	21.83:1	21.28:1	21.39:1
Mortgages owned 60+ days delinquent	$192,464	$175,313	$190,003
60+ day delinquency of mortgages owned	1.62%	1.79%	3.17%
Mortgages owned 90+ days delinquent and other real estate owned	$142,379	$140,369	$155,597
90+ days delinquency of mortgages owned and other real estate owned to total assets	1.10%	1.33%	2.11%
Master servicing portfolio (in billions)	$16,240	$13,920	$9,529

The retention of mortgages during the first quarter of 2004 resulted in a 30% increase in mortgages held as CMO collateral to $11.2 billion as of March 31, 2004 as compared to $8.6 billion as of December 31, 2003. The following table presents selected information about mortgages held as CMO collateral as of the dates indicated:

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

Seriously delinquent assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. When real estate is acquired in settlement of loans, or “other real estate owned,” the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion. As of March 31, 2004, seriously delinquent assets and other real estate owned as a percentage of total assets was 1.10% as compared to 1.33% as of December 31, 2003. The following table summarizes mortgages in our long-term mortgage portfolio that were seriously delinquent and other real estate owned for the periods indicated (in thousands):

	At March 31, 2004	At December 31, 2003
90 or more days delinquent	$126,218	$124,140
Other real estate owned	16,161	16,229

Total	$142,379	$140,369

Additionally, an allowance is maintained for losses on mortgages held-for-investment, mortgages held as CMO collateral and finance receivables (loans provided for) at an amount that management believes provides for losses inherent in those loan portfolios. We have implemented a methodology designed to analyze the performance of various loan portfolios, based upon the relatively homogeneous nature within these loan portfolios. The allowance for losses is also analyzed using the following factors:

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

As of March 31, 2004, allowance for loan losses increased to $46.3 million as compared to $38.6 million as of December 31, 2003 as we retained $2.9 billion of mortgages year-to-date and increased allowance for loan losses accordingly. In addition, we established a specific allowance for loan losses in the amount of $6.0 million to provide for anticipated losses on the fraudulent warehouse advances, as discussed above, as we have deemed this amount to be non-collectible. In our opinion and in accordance with our loan loss allowance methodology, we believe that the present allowance for loan losses is adequate to provide for losses inherent in our loan portfolios.

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

Because of the prepayment and loss rates of our Alt-A mortgages, we have received favorable credit ratings on our CMOs from credit rating agencies, which has reduced our required initial capital investment as a percentage of mortgages securing CMO financing. The ratio of total assets to total equity, or “leverage ratio,” was 23.04 to 1 as of March 31, 2004 compared to 22.35 to 1 as of December 31, 2003. We continually monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to “Liquidity and Capital Resources” below.

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

When we finance mortgages with long-term CMO borrowings, we repay short-term warehouse financing and recoup our 2% to 5% haircut. Then, depending on credit ratings from national credit rating agencies on our CMOs, we are generally required to provide an over-collateralization, or “OC,” of 0.50% to 1% of the principal balance of mortgages securing CMO financing as compared to a haircut of 2% to 5% of the principal balance of mortgages securing short-term warehouse financing. Our total capital investment in CMOs generally range from approximately 3% to 5% of the principal balance of mortgages securing CMO borrowings which includes premiums paid upon acquisition of mortgages, costs paid for completion of CMOs, costs to acquire derivatives and OC required to achieve desired credit ratings.

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

Pay common stock dividends. We did not pay common stock dividends that normally would have been paid during the first quarter of 2004 as the fourth quarter of 2003 dividend was paid in December 2003. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We declared cash dividends of $0.65 per outstanding share during the first quarter of 2004. A portion of dividends paid to IMH’s stockholders come from dividend distributions from the mortgage operations to IMH. During the first quarter of 2004, the mortgage operations provided a dividend distribution of $7.5 million to IMH. However, because the mortgage operations may seek to retain earnings to fund the acquisition and origination of mortgages or to expand the mortgage operations, the board of directors may decide that the mortgage operations should cease making dividend distributions in the future. This could reduce the amount of taxable income that would be distributed to IMH stockholders in the form of dividends.

Our operating businesses are primarily funded as follows:

•	CMO borrowings and reverse repurchase agreements;

•	excess cash flows from our long-term mortgage portfolio;

•	sale and securitization of mortgages; and

•	cash proceeds from the issuance of securities.

CMO borrowings and reverse repurchase agreements. We use CMO borrowings and reverse repurchase agreements to fund substantially all warehouse financing to affiliates and non-affiliated clients and the acquisition and origination of mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase agreements with third party lenders. We primarily use committed and uncommitted repurchase facilities with major investment banks to finance substantially all warehouse financing, as needed. During 2003, we added an additional $750.0 million of new uncommitted warehouse facilities to finance asset growth. The new warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These reverse repurchase agreements may have certain covenant tests which we continue to satisfy. As of March 31, 2004, the warehouse lending operations had $1.95 billion of committed and uncommitted repurchase facilities with various lenders of which $1.1 billion was outstanding. Of total repurchase facilities, one of our lenders provides financing up to $125.0 million to finance the origination of multi-family mortgages.

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

In order to mitigate the liquidity risk associated with reverse repurchase agreements, we attempt to sell or securitize our mortgages between 15 to 45 days from acquisition or origination. Although securitizing mortgages more frequently adds operating and securitization costs, we believe the added cost is offset as liquidity is provided more frequently with less interest rate and price volatility, as the accumulation and holding period of mortgages is shortened. When we have accumulated a sufficient amount of mortgages, generally between $200 million and $1.0 billion, we seek to issue CMOs and convert short-term advances under reverse repurchase agreements to long-term CMO borrowings. The use of CMO borrowings provides the following benefits:

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

Excess cash flows from our long-term mortgage portfolio. During the first quarter of 2004, mortgages held as CMO collateral, which primarily comprises the long-term mortgage portfolio, generated excess cash flows of $60.4 million as compared to $34.2 million during the fourth quarter of 2003. We receive excess cash flows on mortgages held as CMO collateral after distributions are made to investors in CMOs to the extent cash or other collateral required to maintain desired credit ratings on the CMOs is fulfilled. Excess cash flows represent the difference between principal and interest payments on the mortgages less the following (in order of priority paid):

•	servicing fees paid to mortgage servicers and sub-servicers;

•	insurance premiums paid to mortgage insurers;

•	cash received or paid to counterparties on derivative instruments hedging CMO financing;

•	actual losses incurred upon disposition of real estate acquired in settlement of mortgages;

•	interest paid to bondholders; and

•	pro-rata early principal prepayments paid to bondholders.

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

Cash Flows

Operating Activities - Net cash used in operating activities was $288.3 million for the first quarter of 2004 as compared to $167.2 million for the first quarter of 2003. Net cash flows of $211.0 million were used in operating activities to primarily acquire and originate mortgages, net of loan sales.

Investing Activities - Net cash used in investing activities was $1.9 billion for the first quarter of 2004 as compared to $1.0 billion for the first quarter of 2003. Net cash flows of $2.5 billion were used in investing activities to primarily invest in mortgages, net of principal repayments.

Financing Activities - Net cash provided by financing activities was $2.3 billion for the first quarter of 2004 as compared to $795.1 million for the first quarter of 2003. Net cash flows of $2.6 billion were provided by financing activities primarily from CMO financing, net of principal repayments.

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

Risk Factors

Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note D—Mortgages Held-for-Sale,” “Note E— CMO Collateral” and “Note G—CMO Borrowings” in the accompanying notes to the consolidated financial statements.

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

On July 22, 2004, we publicly announced that we had discovered accounting inaccuracies in previously reported financial statements. As a result, following consultation with our auditors, we decided to restate our financial statements for each of the years ended December 31, 2003, 2002 and 2001 and for the three months ended March 31, 2004 and 2003. The restatements relate to a correction to our revenue recognition policy with respect to the cash sales of mortgage servicing rights to unrelated third parties when the mortgage loans are retained, our accounting for derivatives and interest rate risk management activities, the accounting for loan purchase commitments as derivatives and selected elimination entries to consolidate IFC with that of IMH. The increase (decrease) in net earnings as a result of the net effect of the restatements for each of the years in the three-year period ended December 31, 2003 and for the three months ended March 31, 2004 and 2003 was $21.7 million, $(34.6) million, $(35.4) million, $(36.7) million and $(0.7) million, respectively.

The restatement of these financial statements may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing, such as lines of credit or otherwise. We may not be able to effectuate our current operating strategy, including the ability to originate, acquire or securitize mortgages loans for retention or sale at projected levels. We may be subject to resignation of our current external auditors which may, among other things, cause a delay in the preparation of our financial statements and increase expenditures related to the retention of new external auditors and the lead time required to become familiar with our operations. The process of retaining new external auditors may limit our access to the capital markets for an extended period of time. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline and could result in a delisting of our securities from the New York Stock Exchange.

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

Furthermore, in planning and performing its audit of our restated consolidated financial statements, our external auditors also noted in a letter to management and the audit committee dated August 16, 2004 certain matters involving internal controls and operations that they consider to be a material weakness, as defined by the Public Company Accounting Oversight Board (“PCAOB”). According to the letter, we need to improve the evaluation and documentation of accounting policies and procedures for complex transactions, such as transfers of financial assets, derivatives and hedge accounting and allowance for credit losses, and we currently do not have a sufficient amount or type of staff in the financial reporting and accounting departments, including the lack of a Controller. Furthermore, our auditors also noted significant deficiencies, as defined by the PCAOB, for our consideration stating that our internal audit function does not provide an adequate or effective monitoring of our controls and we need to evaluate whether we have appropriate internal resources to manage and monitor work performed by our outsourced tax compliance function. We are currently taking steps to address these conditions, but we may be hampered in this regard by our current staffing.

We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal controls over financial reporting, our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities and could result in regulatory proceedings against us by, among others, the SEC.

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

Changes in Interest Rates

ALCO follows an interest rate risk management policy intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate CMO borrowings. Our primary objective is to limit our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management policy is formulated with the intent to offset the potential adverse effects of changing interest rates on CMO borrowings.

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

We measure the sensitivity of our net interest income to changes in interest rates affecting interest sensitive assets and liabilities using various simulations. These simulations take into consideration changes that may occur in investment and financing strategies, changes in the forward yield curve, changes in interest rate risk management strategy, changes in mortgage prepayment speeds and changes in the volume of mortgage acquisitions and originations.

As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets and interest-bearing liabilities and their affect on overall earnings. The simulations assume instantaneous and parallel shifts in interest rates and to what degree those shifts affect net interest income. First, we estimate net interest income along with net cash flows on derivatives for the next twelve months using balance sheet data and the notional amount of derivatives as of the applicable date with 12-month projections of the following:

•	future interest rates using forward yield curves, which are market consensus estimates of future interest rates;

•	mortgage acquisition and originations;

•	mortgage prepayment rate assumptions; and

•	forward swap rates.

We refer to the 12-month projection of net interest income along with the 12-month projection of net cash flows on derivatives as the “base case.” For financial reporting purposes, net cash flows on derivative instruments are included in mark-to-market loss – derivative instruments on the consolidated financial statements. However, for purposes of interest rate risk analysis we include net cash flows on derivatives in our base case simulations as we acquire derivatives to offset the effect that changes in interest rates have on variable borrowing costs, such as CMO and warehouse borrowings. We believe that including net cash flows on derivatives in our interest rate risk analysis presents a more useful simulation of the effect of changing interest rates on net cash flows generated by our long-term mortgage portfolio. Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward yield curve used to determine the base case and including any associated changes in projected mortgage prepayment rates caused by changes in interest rates. The results of each 100 basis point change in interest rates are then compared against the base case to determine the estimated dollar and percentage change to base case. The simulations consider the affect of interest rate changes on interest sensitive assets and liabilities as well as derivatives. The simulations also consider the impact that instantaneous and parallel shift in interest rates have on prepayment rates and the resulting affect of accelerating or decelerating amortization rates of premium and securitization costs.

The following table estimates the financial impact to base case, including net cash flows from derivatives, from various instantaneous and parallel shifts in interest rates based on both our on- and off-balance sheet structure as of the period indicated:

	Changes in base case as of March 31, 2004 (1)
	Base case, excluding net cashflow on derivatives		Net Cash flow on derivatives	Base case, including net cash flow on derivatives
	($)	(%)	($)	($)	(%)
Instantaneous and Parallel Change in Interest Rates (2)
Up 300 basis points, or 3%	(182.3)	(59)	128.3	12.8	5
Up 200 basis points, or 2%	(112.3)	(37)	63.3	17.8	7
Up 100 basis points, or 1%	(51.2)	(17)	(1.7)	13.9	6
Down 100 basis points, or 1%	62.8	20	(65.0)	(2.2)	(1)
Down 200 basis points, or 2% (3)	n/a	n/a	n/a	n/a	n/a

(1)	The dollar and percentage changes represent base case for the next twelve months versus the change in base case in the various instantaneous and parallel interest rate change simulations, excluding the effect of amortization of loan discounts to base case.

(2)	Instantaneous and parallel interest rate changes over and under the projected forward yield curve.

(3)	The interest rate environment as of March 31, 2004 makes this simulation irrelevant as a 200 basis point downward shock to short-term interest rates would result in negative interest rates.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act, as of March 31, 2004. Based on their evaluation, our management concluded at the time of our original Form 10-Q filing that our disclosure controls and procedures were effective.

Subsequent to filing our original annual report on Form 10-K and in connection with the preparation and review of our financial statements for the quarter ended June 30, 2004, management identified errors that led to a decision to restate our financial statements for the quarters ended March 31, 2004 and 2003 and for the years ended December 31, 2003, 2002 and 2001. The restatements for the quarters ended March 31, 2004 and 2003 are further discussed in Note A.2. – “Restatement of Consolidated Financial Statements” in our Notes to Consolidated Financial Statements.

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

Furthermore, in planning and performing its audit of our restated consolidated financial statements, our external auditors also noted in a letter to management and the audit committee dated August 16, 2004 certain matters involving internal controls and operations that they consider to be a material weakness, as defined by the PCAOB. According to the letter, we need to improve the evaluation and documentation of accounting policies and procedures for complex transactions, such as transfers of financial assets, derivatives and hedge accounting and allowance for credit losses, and we currently do not have a sufficient amount or type of staff in the financial reporting and accounting departments, including the lack of a Controller. Furthermore, our auditors also noted significant deficiencies, as defined by the PCAOB, for our consideration stating that our internal audit function does not provide an adequate or effective monitoring of our controls and we need to evaluate whether we have appropriate internal resources to manage and monitor work performed by our outsourced tax compliance function.

In connection with restating our financial statements as provided in this report, our CEO and CFO, with the participation of other management, re-evaluated the effectiveness of our disclosure controls and procedures for the quarter ended March 31, 2004 and based on the re-evaluation by our CEO and CFO, they concluded that, as of March 31, 2004, there were certain deficiencies in some of our disclosure controls and procedures, which has resulted in a conclusion that such disclosure controls were ineffective.

As a result of the findings described above and in addition to our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, we began implementing the following actions:

•	we sought to thoroughly understand the nature of the issues through discussions with KPMG and our Audit Committee;

•	as part of our new internal control procedures, we are enhancing our documentation of critical accounting policies;

•	we hired outside consultants to assist our internal audit group in documenting our accounting and business processes and identifying areas that require control or process improvement;

•	we have begun establishing and continue to establish new internal control processes based on discussions with our consultants that we have engaged to help us in this regard and our own management team seeking to remedy any problems identified;

•	in June 2004, we hired a Director of Internal Audit whose primary responsibilities are to oversee the establishment of formalized policies and procedures throughout our organization and to document and assess our system of internal controls;

•	we began instituting, and continue to institute, new procedures around our quarterly reporting processes whereby significant accounting issues are discussed and documented, reviewed with our external auditors and our Audit Committee, formally approved by our management, and given timely effect in our books and records;

•	in October 2004, we hired a Controller; and

•	we have embarked on the hiring of additional resources in the accounting and finance areas with expertise in technical accounting and SEC reporting.

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

Based in part upon these changes, our CEO and CFO believe that as of the filing date of this report on Form 10-Q/A, our disclosure controls and procedures are effective and designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company has not yet evaluated or tested the operating effectiveness of the matters listed above that have been and are being implemented to correct the referenced material weakness and significant deficiencies.

Changes in Internal Controls

During the first quarter of 2004, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act). Subsequent to the first quarter of 2004, specifically in August 2004, we began implementation of the changes discussed above which actions have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. When fully implemented, we will test the operating effectiveness of such controls, as performed, in the normal course of business.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Please refer to IMH’s report on Form 10-K/A for the year ended December 31, 2003 regarding litigation and claims.

ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

Date: October 20, 2004