Form 10-Q/A
period 2004-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2004-10-22
CIK 1000298

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

There were 70,605,694 shares of common stock outstanding as of August 12, 2004.

IMPAC MORTGAGE HOLDINGS, INC.

QUARTERLY REPORT on FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 reflects the following:

•	the correction of basic and diluted earnings per share (“EPS”) for the six months ended June 30, 2004 as a clerical error resulted in the misstatement of weighted average shares outstanding for the period and the corresponding calculation of EPS;

•	the reclassification of derivative financial instruments (“derivatives”) to other assets and other liabilities on our consolidated balance sheet. Previously, we included the fair value of derivatives, including cash and cash equivalents in margin accounts, in various balance sheet items including CMO collateral, mortgages held-for-sale, derivative assets, other assets and other liabilities. We now include positive fair values of derivatives in other assets and the negative fair values of derivatives in other liabilities on our consolidated balance sheet; and

•	conforming changes throughout this report based on the filing of our report on Form 10-K/A for the year ended December 31, 2003 and report on Form 10-Q/A for the quarter ended March 31, 2004.

The consolidated financial statements in this document include restatements and reclassifications as previously filed in our original Form 10-Q for the quarter ended June 30, 2004, Form 10-Q/A for the quarter ended March 31, 2004 and Form 10-K/A for the year ended December 31, 2003. The restatements were necessary to conform with accounting principles generally accepted in the United States of America (“GAAP”) as follows:

•	the correction of our revenue recognition policy with respect to the cash sale of mortgage loan servicing rights (“MSRs”) to unrelated third parties when the mortgage loans are retained. Previously, we recognized gains in the period in which the mortgage servicing rights were sold for the amount of cash proceeds received. We now allocate a portion of the accounting basis of the mortgage loans to the mortgage servicing rights, which results in a discount to the mortgage loans retained. That discount is accreted as an adjustment to yield on mortgage assets over the life of the related mortgage loans;

•	the correction of our accounting for derivatives and interest rate risk management activities related to the variability in expected future cash flows associated with a financing obligation or future liability (a “cash flow” hedge). Upon review, we now believe that the documentation of our cash flow hedge accounting relationships were deficient as to the specificity of the underlying hedged transaction in order to assess hedge effectiveness and measurement of ineffectiveness as required by the stringent applicable accounting standards. As such, we made the determination that it was not appropriate to apply cash flow hedge accounting for purposes of our GAAP financial statements. In addition, we determined that certain forward purchase commitments on mortgage loans meet the definition of a derivative and now need to be accounted for as such in the financial statements;

•	the reclassification of certain derivative gains and losses to mark-to-market gain (loss) – derivative instruments as opposed to an adjustment to the yield on mortgage assets as a result of the elimination of cash flow hedge accounting, as stated above; and

•	the elimination of certain inter-company balance sheet and income statement items, principally finance receivables and the related interest income and expense, with Impac Funding Corporation, our mortgage operations, prior to its consolidation on July 1, 2003.

Although these corrections have an effect on net earnings, these corrections and reclassifications have no effect on taxable income, which is an important factor in determining the amount of dividends paid to our stockholders. In addition, beginning and ending cash and cash equivalents for all reporting periods remain unchanged.

This report on Form 10-Q/A for the quarter ended June 30, 2004 reflects corrections, reclassifications and restatements of the following unaudited financial statements: (a) consolidated balance sheets as of June 30, 2004, March 31, 2004 and December 31, 2003 and 2002; (b) consolidated statements of operations for the six months ended June 30, 2004 and for the three and six months ended June 30, 2003; (c) consolidated statements of comprehensive earnings for the three and six months ended June 30, 2003; (d) consolidated statements of operations and comprehensive earnings for the three months ended March 31, 2004 and 2003, for the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002 and 2001; and (e) consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, for the three months ended March 31, 2004 and 2003 and for the years ended December 31, 2003, 2002 and 2001. For a more detailed description of the restatements and reclassifications, see “Note A.2.—Restatement of Consolidated Financial Statements” to the accompanying notes to the consolidated financial statements and “Restatement of Consolidated Financial Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report on Form 10-Q/A. This report on Form 10-Q/A restates certain financial information for the applicable periods set forth in notes to consolidated financial statements, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Item 4. “Controls and Procedures.” Other items included in this report of Form 10-Q/A are not affected by the restatements and reclassifications and appear unchanged from our original Form 10-Q for the quarterly period ended June 30, 2004. The consolidated statement of operations and related financial information for the six months ended June 30, 2004 contained in our prior Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 should no longer be relied upon. We will not amend any Annual Reports on Form 10-K for fiscal years prior to December 31, 2003 or Quarterly Reports on Form 10-Q for quarterly periods prior to the three months ended March 31, 2004.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q/A QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share data)

(unaudited)

	June 30, 2004	December 31, 2003
		(as restated)
ASSETS
Cash and cash equivalents	$252,305	$127,381
CMO collateral	14,816,077	8,639,014
Mortgages held-for-investment	853,513	652,814
Finance receivables	579,672	630,030
Allowance for loan losses	(60,249)	(38,596)
Mortgages held-for-sale	326,661	397,618
Accrued interest receivable	62,672	39,347
Other assets	425,203	130,349

Total assets	$17,255,854	$10,577,957

LIABILITIES
CMO borrowings	$14,749,602	$8,489,853
Reverse repurchase agreements	1,561,780	1,568,807
Accumulated dividends payable	52,642	—
Other liabilities	62,963	46,510

Total liabilities	16,426,987	10,105,170

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none outstanding as of June 30, 2004 and December 31, 2003	—	—
Series B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000,000; 7,500,000 shares authorized; 2,000,000 shares and none issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	20	—
Common stock, $0.01 par value; 200,000,000 shares authorized and 69,613,694 and 56,368,368 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	696	564
Additional paid-in capital	930,290	629,662
Accumulated other comprehensive gain	878	4,356
Net accumulated deficit:
Cumulative dividends declared	(400,839)	(307,031)
Retained earnings	297,822	145,236

Net accumulated deficit	(103,017)	(161,795)

Total stockholders’ equity	828,867	472,787

Total liabilities and stockholders’ equity	$17,255,854	$10,577,957

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)	(as restated)
INTEREST INCOME:
Mortgage assets	$160,246	$89,289	$294,513	$171,505
Other interest income	438	378	878	532

Total interest income	160,684	89,667	295,391	172,037

INTEREST EXPENSE:
CMO borrowings	65,187	45,615	117,181	83,908
Reverse repurchase agreements	10,062	7,305	19,615	14,096
Borrowings secured by investment securities	—	852	—	1,484
Other borrowings	20	—	87	—

Total interest expense	75,269	53,772	136,883	99,488

Net interest income	85,415	35,895	158,508	72,549
Provision for loan losses	15,282	7,059	25,007	13,543

Net interest income after provision for loan losses	70,133	28,836	133,501	59,006

NON-INTEREST INCOME:
Gain on sale of loans	11,973	—	14,476	1,613
Equity in net earnings of Impac Funding Corporation	—	10,244	—	11,537
Gain on sale of investment securities	5,183	1,958	5,474	2,081
Mark-to-market gain (loss) – derivative instruments	77,881	(7,750)	41,251	(14,868)
Other income	4,092	638	4,115	1,210

Total non-interest income	99,129	5,090	65,316	1,573

NON-INTEREST EXPENSE:
Personnel expense	16,346	790	30,014	1,476
General and administrative and other expense	4,309	474	7,483	909
Provision for repurchases	1,640	—	457	—
Amortization and impairment of mortgage servicing rights	1,396	—	2,477	—
Data processing expense	972	114	1,777	223
Occupancy expense	857	59	1,698	120
Equipment expense	830	67	1,614	146
Professional services	331	797	2,162	1,182
Gain on disposition of other real estate owned	(2,247)	(523)	(2,750)	(434)

Total non-interest expense	24,434	1,778	44,932	3,622

Net earnings before income taxes	144,828	32,148	153,885	56,957
Income taxes	1,614	—	1,299	—

Net earnings	143,214	32,148	152,586	56,957
Cash dividends on cumulative redeemable preferred stock	(443)	—	(443)	—

Net earnings available to common stockholders	$142,771	$32,148	$152,143	$56,957

NET EARNINGS PER SHARE:
Basic	$2.20	$0.64	$2.44	$1.17

Diluted	$2.17	$0.63	$2.40	$1.15

DIVIDENDS PER COMMON SHARE	$0.75	$0.50	$1.40	$1.00

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Net earnings	$143,214	$32,148	$152,586	$56,957
Unrealized holding losses on securities arising during period	(154)	(1,545)	(293)	(960)
Less: Reclassification of gains included in net earnings	(3,185)	—	(3,185)	—

Net unrealized losses arising during period	(3,339)	(1,545)	(3,478)	(960)

Comprehensive earnings	$139,875	$30,603	$149,108	$55,997

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2004	2003
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$152,586	$56,957
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in net earnings of Impac Funding Corporation	—	(11,537)
Provision for loan losses	25,007	13,543
Amortization of CMO premiums and deferred securitization costs	58,648	30,648
Gain on sale of other real estate owned	(2,750)	(434)
Gain on sale of loans	(14,476)	—
Unrealized mark-to-market gain – derivative instruments	(76,996)	(8,139)
Net change in investment in and advances to Impac Funding Corporation	—	52,085
Purchase of mortgages held-for-sale	(8,919,807)	—
Sale and principal reductions on mortgages held-for-sale	9,002,646	—
Net change in deferred taxes	(19,705)	—
Gain on sale of investment securities available-for-sale	(5,474)	(2,081)
Depreciation and amortization	1,549	—
Amortization and impairment of mortgage servicing rights	2,477	—
Net change in accrued interest receivable	(23,325)	(3,674)
Net change in other assets and liabilities	(177,877)	1,350

Net cash provided by operating activities	2,503	128,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in CMO collateral	(6,237,471)	(1,421,304)
Net change in finance receivables	50,358	(245,346)
Purchase of premises and equipment	(3,889)	—
Net change in mortgages held-for-investment	(205,606)	(81,226)
Sale of investment securities available-for-sale	1,710	—
Purchase of investment securities available-for-sale	(3,920)	—
Dividend from Impac Funding Corporation	—	11,385
Net change in mortgage servicing rights	(2,741)	—
Net principal reductions on investment securities available-for-sale	6,039	4,320
Proceeds from the sale of other real estate owned, net	20,181	15,806

Net cash used in investing activities	(6,375,339)	(1,716,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements and other borrowings	(7,027)	223,956
Proceeds from CMO borrowings	8,224,275	2,346,668
Repayment of CMO borrowings	(1,978,573)	(989,589)
Dividends paid on common and preferred stock	(41,166)	(46,352)
Proceeds from sale of common stock	138,523	37,777
Proceeds from sale of common stock via equity distribution agreement	112,518	24,462
Proceeds from sale of cumulative redeemable preferred stock	48,285	—
Proceeds from exercise of stock options	925	1,025

Net cash provided by financing activities	6,497,760	1,597,947

Net change in cash and cash equivalents	124,924	10,300
Cash and cash equivalents at beginning of period	127,381	113,345

Cash and cash equivalents at end of period	$252,305	$123,645

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2004	2003
		(as restated)
SUPPLEMENTARY INFORMATION:
Interest paid	$171,398	$104,408
Taxes paid	9,395	—
NON-CASH TRANSACTIONS:
Transfer of mortgages to other real estate owned	$18,238	$17,746
Dividends declared and unpaid	52,642	25,352
Net change in other comprehensive earnings	(3,478)	(960)

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

The results of operations for the three and six months ended June 30, 2004 reflect the consolidation of IFC on July 1, 2003. On July 1, 2003, IMH entered into a stock purchase agreement with Joseph R. Tomkinson, our Chairman, Chief Executive Officer and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, our Executive Vice President and Chief Financial Officer is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750 thousand. Messr’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust each owned one-third of the outstanding common stock of IFC. Mr. Tomkinson elected to receive $125 thousand worth of his consideration for the sale of his IFC shares of common stock in the form of 7,687 shares of IMH common stock. The fairness opinion related to the purchase price of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by our board of directors. As a result of acquiring 100% of IFC’s common stock on July 1, 2003, IMH owns all of the common stock and preferred stock of IFC and began to consolidate IFC as of that date. As such, the consolidated financial statements for the three and six months ended June 30, 2004 (consolidation periods) reflect the results of operations of IFC on a consolidated basis. The consolidated financial statements for the three and six months ended June 30, 2003 (non-consolidation periods) include the results of operations of IFC as equity in net earnings of IFC. The presentation of prior periods’ consolidated financial statements conform to the restatements referred to in Note A.2. “Restatement of Consolidated Financial Statements” below.

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

2.	Restatement of Consolidated Financial Statements

The unaudited consolidated balance sheets as of March 31, 2004 and December 31, 2003 and 2002, the unaudited consolidated statements of operations and unaudited consolidated statements of comprehensive earnings for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003, the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002, and 2001 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, six months ended June 30, 2003 and for the years ended December 31, 2003, 2002 and 2001 were restated. The effect of this restatement on net earnings (loss) for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003, the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002 and 2001 was an increase (decrease) of $(36.7) million, $(0.7) million, $2.4 million, $1.7 million, $11.2 million, $12.8 million, $21.7 million, $(34.6) million and $(35.4) million, respectively. Additionally, basic and diluted earnings per share (“EPS”) for the six months ended June 30, 2004 was corrected to $2.44 and $2.40, respectively, from $2.30 and $2.27, respectively. The following are the principal reasons for the correction and reclassifications:

•	the correction of basic and diluted EPS for the six months ended June 30, 2004 as a clerical error resulted in the misstatement of weighted average shares outstanding for the period and the corresponding calculation of EPS;

•

the reclassification of derivative financial instruments (“derivatives”) in other assets and other liabilities on our consolidated balance sheet. Previously, we included the fair value of derivatives, including cash and cash equivalents in margin accounts, in various balance sheet items including CMO collateral, mortgages held-for-sale, derivative assets, other assets and other liabilities. We now include positive fair values of derivatives in other assets and negative fair values of derivatives in other liabilities on our consolidated balance sheet; and

•	conforming changes throughout this report based on the filing of our report on Form 10-K/A for the year ended December 31, 2003 and report on Form 10-Q/A for the quarter ended March 31, 2004.

The consolidated financial statements in this document include restatements and reclassifications as previously filed in our original Form 10-Q for the quarter ended June 30, 2004, Form 10-Q/A for the quarter ended March 31, 2004 and Form 10-K/A for the year ended December 31, 2003. The restatements were necessary to conform with accounting principles generally accepted in the United States of America (“GAAP”) as follows:

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

•

Change our classification of certain interest rate derivative gains and losses to non-interest income as opposed to an adjustment to the interest yield on mortgages held for long-term investment as a result of the elimination of cash flow hedging, as stated above. We purchase derivatives to manage our exposure to the variability of one-

month LIBOR, which is the underlying index of our adjustable rate CMO and warehouse borrowings, as changing interest rates affect cash flows on CMO and warehouse borrowings. Historically, cash payments received and made on derivatives were recorded as an adjustment to the interest yield on mortgages held for long-term investment on the consolidated financial statements. Due to the restatement discussed above relating to derivatives, rather than the Company reclassifying cash payments received and made on derivatives as an adjustment to the interest yield on CMO and warehouse borrowings, we have now recorded the total change in fair value of the derivatives (cash payments plus unrealized gains and losses) as mark-to-market gains (losses) - derivative instruments in the statements of operations; and

•	Correct our accounting for certain inter-company transactions. Prior to the consolidation of IFC on July 1, 2003, certain significant inter-company balance sheet and income statement items of the mortgage operations were presented on an unconsolidated basis. The significant transactions primarily include advances made to the mortgage operations in the form of finance receivables, which have now been reclassified to investment in and advances to IFC in prior period financial statements. In addition, inter-company balance sheet and income statement eliminations include other interest income and expense as a result of inter-company borrowings, non-interest income as a result of inter-company fees associated with finance receivables and inter-company expense allocations, which were all eliminated through equity in net earnings of IFC, which also changes amounts reported in “Investment in and advances to Impac Funding Corporation” on the consolidated financial statements. These elimination entries have no effect on total stockholders’ equity or net earnings.

A summary of the impact of the restatements on net earnings follows:

	For the three months ended March 31, 2004	For the years ended December 31,
		2003	2002	2001
Net earnings, as previously reported	$46,046	$127,231	$74,917	$33,178
Restatement for sale of mortgage servicing rights when the mortgage loans are retained	(12,116)	(14,192)	(14,270)	(7,309)
Restatement for derivatives and cessation of cash flow hedge accounting	(24,558)	35,940	(20,300)	(28,051)

Net earnings, as restated	$9,372	$148,979	$40,347	$(2,182)

The aforementioned restatement adjustments have been tax affected to the extent attributable to activities of the taxable REIT subsidiary. Note B. “Reconciliation of Net Earnings Per Share,” Note C. “Segment Reporting,” Note D. “Mortgages Held-for-Sale,” Note E. “CMO Collateral” and Note F. “CMO Borrowings” have been amended for the impact of the aforementioned restatements.

The following table presents the consolidated statements of operations for the six months ended June 30, 2004 that was affected by the correction:

Consolidated Statements of Operations

	For the Six Months Ended June 30, 2004
	As Restated	As Previously Reported
Net earnings per share:
Basic	$2.44	$2.30
Diluted	2.40	2.27

The following table presents the consolidated balance sheet as of June 30, 2004 that was affected by the reclassifications:

Consolidated Balance Sheets

	As of June 30, 2004
	As Restated	As Previously Reported
Mortgages held-for-sale	$326,661	$326,727
Derivative assets	—	22,124
Other assets	425,203	329,090
Total assets	17,255,854	17,181,931
CMO borrowings	14,749,602	14,676,479
Other liabilities	62,963	62,163
Total liabilities	16,426,987	16,353,064
Total liabilities and stockholders’ equity	17,255,854	17,181,931

The following tables present the consolidated balance sheets as of December 31, 2003 and 2002 and the consolidated statements of operations and comprehensive earnings and statements of cash flows for the years ended December 31, 2003, 2002 and 2001 that were affected by the correction and reclassification entries:

Consolidated Balance Sheets

	As of December 31, 2003		As of December 31, 2002
	As Restated	As Previously Reported	As Restated	As Previously Reported
CMO collateral	$8,639,014	$8,735,434	$5,119,908	$5,149,680
Investment in and advances to IFC	—	—	531,032	20,787
Finance receivables	630,030	630,030	664,021	1,140,248
Mortgages held-for-sale	397,618	395,090	—	—
Accrued interest receivable	39,347	39,347	27,219	28,287
Other assets	130,349	109,678	53,880	39,061
Total assets	10,577,957	10,674,657	6,540,339	6,551,773
CMO borrowings	8,489,853	8,526,838	5,019,934	5,041,751
Other liabilities	46,510	70,522	47,097	16,751
Total liabilities	10,105,170	10,166,167	6,256,814	6,248,285
Accumulated other comprehensive loss	4,356	(8,348)	8,471	(41,721)
Retained earnings	145,236	193,643	(3,743)	66,412
Net accumulated deficit	(161,795)	(113,388)	(204,697)	(134,542)
Total stockholders’ equity	472,787	508,490	283,525	303,488
Total liabilities and stockholders’ equity	10,577,957	10,674,657	6,540,339	6,551,773

Consolidated Statements of Operations

	For the year ended December 31,
	2003		2002		2001
	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported
Interest on mortgage assets	$385,523	$338,680	$228,444	$221,978	$140,399	$153,951
Total interest income	386,741	340,827	230,267	226,416	141,563	156,615
Interest on CMO borrowings	174,199	185,791	102,366	117,756	74,235	77,813
Interest on reverse repurchase agreements	32,382	32,381	23,583	23,584	30,829	33,370
Interest on other borrowings	2,428	2,759	1,852	3,467	3,119	829
Total interest expense	209,009	220,931	127,801	144,807	108,183	112,012
Net interest income	177,732	119,896	102,466	81,609	33,380	44,603
Net interest income after provision for loan losses	152,879	95,043	82,618	61,761	16,567	27,790
Gain on sale of loans	39,022	66,053	—	—	—	—
Equity in net earnings of IFC	11,537	16,698	11,299	17,073	19,499	10,912
Unrealized mark-to-market loss – derivative instruments	(16,021)	(3,901)	(50,502)	—	(33,391)	(3,821)

Other income	9,995	1,845	2,864	4,509	5,295	6,155
Total non-interest income	44,533	93,674	(36,339)	21,582	(8,597)	17,379
Personnel expense	25,250	25,267	1,856	1,868	1,192	1,211
General and administrative and other	7,660	7,661	985	983	1,669	1,668
Professional services	4,785	6,061	1,389	3,649	1,218	2,747
Data processing expense	1,829	1,966	162	386	159	326
Total non-interest expense	44,172	49,504	5,932	8,426	4,833	10,368
Earnings before extraordinary item and cumulative effect of change in accounting principle	153,240	139,213	40,347	74,917	3,137	34,801
Cumulative effect of change in accounting principle	—	—	—	—	(4,313)	(617)
Net earnings before income taxes	153,240	139,213	40,347	74,917	(2,182)	33,178
Income taxes	4,261	11,982	—	—	—	—
Net earnings	148,979	127,231	40,347	74,917	(2,182)	33,178
Comprehensive earnings	144,864	160,604	40,624	53,053	6,580	13,889
Earnings per share before extraordinary item and effect of change in accounting principle:
Net earnings per share – basic	2.94	2.51	1.01	1.87	0.07	1.41
Net earnings per share – diluted	2.88	2.46	0.99	1.84	0.11	1.25
Net earnings (loss) per share:
Net earnings per share – basic	2.94	2.51	1.01	1.87	(0.16)	1.34
Net earnings per share – diluted	2.88	2.46	0.99	1.84	(0.16)	1.19

Consolidated Cash Flows

	For the year ended December 31,
	2003		2002		2001
	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported
Net earnings	$148,979	$127,231	$40,347	$74,917	$(2,182)	$33,795
Equity in net earnings of IFC	(11,537)	(16,698)	(11,299)	(17,073)	(19,499)	(10,912)
Net change in accrued int. receivable	(12,128)	(11,223)	(12,932)	(13,722)	(3,416)	(1,577)
Gain on sale of loans	(39,022)	(66,053)	—	—	—	—
Sale and principle reductions on mortgages held-for-sale	6,053,514	6,083,040	—	—	—	—
Impairment of securitization costs	—	—	—	—	(1,006)	1,006
Net change in other assets and liabilities	(42,887)	(11,337)	8,598	(1,267)	17,009	(1,858)
Net cash provided by (used in) operating activities	263,682	232,369	(188,267)	101,841	156,793	51,597
Net change in CMO collateral	(3,561,981)	(3,646,626)	(2,952,209)	(2,994,039)	(869,825)	(907,189)
Net change in finance receivables	33,991	55,369	(363,450)	(673,599)	(162,771)	(61,817)
Net change in mortgages held-for-investment	(595,278)	(613,913)	(44,235)	(44,235)	(16,091)	(16,091)
Principal reductions on investment securities available-for-sale	(7,961)	12,212	6,162	8,704	6,888	5,542
Net cash used in investing activities	(4,064,661)	(4,120,770)	(3,328,715)	(3,678,152)	(1,019,420)	(957,176)
Net change in reverse repurchase agreements and other borrowings	400,778	400,451	692,675	692,675	62,473	62,824
Repayment of CMO borrowings	(2,574,336)	(2,480,967)	(1,044,986)	(985,657)	(683,406)	(640,805)
Net cash provided by financing	3,815,015	3,902,437	3,578,440	3,637,769	896,570	939,522
Net change in other comprehensive earnings	(4,115)	33,373	277	(21,864)	8,762	(19,289)

The following tables present the consolidated balance sheets as of March 31, 2004 and the consolidated statements of operations and comprehensive earnings and cash flows for the three months ended March 31, 2004 and 2003 that were affected by the correction and reclassification entries:

Consolidated Balance Sheets

	As of March 31, 2004
	As Restated	As Previously Reported
CMO collateral	$11,158,627	$11,252,373
Mortgages held-for-sale	611,072	611,068
Other assets	308,341	280,960
Total assets	12,936,321	13,024,809
CMO borrowings	11,139,069	11,183,583
Other liabilities	77,010	73,789
Total liabilities	12,374,746	12,416,039
Accumulated other comprehensive gain (loss)	4,216	(33,670)
Retained earnings	154,608	239,689
Net accumulated deficit	(193,146)	(108,065)
Total stockholders’ equity	561,575	608,770
Total liabilities and stockholders’ equity	12,936,321	13,024,809

Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2004		2003
	As Restated	As Previously Reported	As Restated	As Previously Reported
Interest on mortgage assets	$134,267	$115,833	$82,216	$75,478
Total interest income	134,707	116,273	82,370	76,159
Interest on CMO borrowings	51,994	54,060	38,294	41,684
Interest on other borrowings	66	66	632	883
Total interest expense	61,614	63,680	45,716	49,357
Net interest income	73,093	52,593	36,654	26,802
Net interest income after provision for loan losses	63,368	42,868	30,170	20,318
Gain on sale of loans	2,502	31,138	1,616	1,616
Equity in net earnings of IFC	—	—	1,293	5,167
Mark-to-market loss – derivative instruments	(36,630)	(1,280)	(7,118)	—
Other income	315	315	692	1,027
Total non-interest income	(33,813)	31,453	(3,517)	7,810
Personnel expense	13,668	13,668	686	692
General and administrative and other expense	3,175	3,173	434	435
Professional services	1,831	1,831	385	1,037
Data processing expense	805	805	109	189
Total non-interest expense	20,498	21,776	1,844	2,583
Net earnings before income taxes	9,057	52,545	24,809	25,545
Income taxes	(315)	6,499	—	—
Net earnings	9,372	46,046	24,809	25,545
Comprehensive earnings	9,232	20,724	25,395	29,656
Net earnings per share:
Net earnings per share – basic	0.16	0.77	0.53	0.54
Net earnings per share – diluted	0.15	0.76	0.52	0.53

Consolidated Cash Flows

	For the Three Months Ended March 31,
	2004		2003
	As Restated	As Previously Reported	As Restated	As Previously Reported
Net earnings	$9,372	$46,046	$24,809	$25,545
Equity in net earnings of IFC	—	—	(1,293)	(5,167)
Gain on sale of loans	(2,502)	(31,138)	(1,616)	(1,616)
Sale and principal reductions on mortgages held-for-sale	3,258,130	3,283,978	—	—
Unrealized mark-to-market loss – derivative instruments	24,308	—	(3,525)	—
Net change in investment in and advances to IFC	—	—	155,050	—
Net change deferred taxes	(6,814)	1,030	—	—
Net change in accrued interest receivable	(8,492)	(8,492)	(1,478)	(1,168)
Net change in other assets and other liabilities	(129,039)	(166,962)	(25,509)	(40,431)
Net cash provided by (used in) operating activities	(288,298)	(309,799)	167,189	(2,086)
Net change in CMO collateral	(2,545,512)	(2,574,835)	(1,100,439)	(1,117,985)
Net change in finance receivables	103,634	103,634	148,787	308,622
Dividend from IFC	—	—	—	4,455
Net principal reductions on investment securities	627	627	1,562	1,673
Proceeds from the sale of other real estate owned, net	9,737	9,737	5,319	5,410
Net cash used in investing activities	(1,918,512)	(1,947,835)	(962,126)	(815,180)
Repayment of CMO borrowings	(751,003)	(700,179)	(396,637)	(374,308)
Net cash provided by financing activities	2,273,067	2,323,891	795,124	817,453
Net change in other comprehensive earnings	(140)	(25,322)	586	4,111

The following tables present the consolidated statements of operations and comprehensive earnings for the three- and six months ended June 30, 2003 and consolidated statements of cash flows for the six months ended June 30, 2003 that were affected by the correction and reclassification entries:

Consolidated Statements of Operations

	For the Three Months Ended June 30, 2003		For the Six Months Ended June 30, 2003
	As Restated	As Previously Reported	As Restated	As Previously Reported
Interest income on mortgage assets	$89,289	$82,766	$171,505	$158,245
Total interest income	89,667	83,544	172,037	159,704
Interest expense on CMO borrowings	45,615	48,699	83,908	90,383
Interest expense on reverse repurchase agreements	7,305	7,305	14,096	14,096
Interest expense on other borrowings	—	79	—	330
Total interest expense	53,772	56,935	99,488	106,293
Net interest income	35,895	26,609	72,549	53,411
Net interest income after provision for loan losses	28,836	19,550	59,006	39,868
Other income	638	1,106	1,210	3,750
Equity in net earnings of IFC	10,244	11,532	11,537	16,698
Mark-to-market loss – derivative instruments	(7,750)	—	(14,868)	—
Total non-interest income	5,090	12,638	1,573	20,448
Total non-interest expense	1,778	2,470	3,622	5,053
Net earnings before income taxes	32,148	29,718	56,957	55,263
Net earnings	32,148	29,718	56,957	55,263
Comprehensive earnings	30,603	31,820	55,997	61,476
Net earnings per share:
Net earnings per share – basic	0.64	0.60	1.17	1.14
Net earnings per share – diluted	0.63	0.58	1.15	1.12

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2003
	As Restated	As Previously Reported
Net earnings	$56,957	$55,263
Equity in net earnings of IFC	(11,537)	(16,698)
Unrealized mark-to-market gain – derivative instruments	(8,139)	—
Net change in investment in and advances to IFC	52,085	—
Gain on sale of investment securities available-for-sale	(2,081)	—
Net change in accrued interest receivable	—	(3,517)
Net change in other assets and other liabilities	1,350	(5,249)
Net cash provided by operating activities	128,718	74,424
Net change in CMO collateral	(1,421,304)	(1,452,860)
Net change in finance receivables	(245,346)	(179,673)
Principal reductions on investment securities available-for-sale	4,320	2,252
Proceeds from the sale of other real estate owned, net	15,806	14,938
Net cash used in investing activities	(1,716,365)	(1,685,184)
Repayment of CMO borrowings	(989,589)	(966,476)
Proceeds from sale of common stock	37,777	37,776
Proceeds from sale of common stock via equity distribution agreement	24,462	24,463
Net cash provided by financing activities	1,597,947	1,621,060

The following tables present the consolidated statements of operations and comprehensive earnings for the three- and nine months ended September 30, 2003 that were affected by the correction and reclassification entries:

Consolidated Statements of Operations

	For the Three Months Ended September 30, 2003		For the Nine Months Ended September 30, 2003
	As Restated	As Previously Reported	As Restated	As Previously Reported
Interest on mortgage assets	$101,057	$86,325	$272,563	$244,569
Total interest income	101,405	86,674	273,442	246,377
Interest on CMO borrowings	42,834	45,567	126,742	135,950
Interest on reverse repurchase agreements	8,970	8,971	23,066	23,066
Interest on other borrowings	891	891	2,375	2,705
Total interest expense	52,695	55,429	152,183	161,721
Net interest income	48,710	31,245	121,259	84,656
Net interest income after provision for loan losses	40,890	23,425	99,896	63,293
Gain on sale of loans	23,602	33,900	25,216	35,514
Other income	(529)	(529)	680	1,607
Equity in net earnings of IFC	—	—	11,537	16,698
Mark-to-market loss – derivative instruments	(150)	(156)	(15,018)	(156)
Total non-interest income	27,922	36,916	29,495	57,364
Personnel expense	—	—	12,027	12,045
General and administrative and other expense	—	—	3,792	4,994
Professional services	—	—	2,643	2,854
Total non-interest expense	18,396	18,552	22,018	23,605
Net earnings before income taxes	50,416	41,789	107,372	97,052
Income taxes	5,844	8,372	5,843	8,372
Net earnings	44,572	33,417	101,529	88,680
Comprehensive earnings	45,159	45,439	98,745	106,915
Net earnings per share:
Net earnings per share – basic	0.86	0.64	2.04	1.78
Net earnings per share – diluted	0.84	0.63	2.00	1.75

3.	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash and money market mutual funds. Investments with maturities of three months or less at date of acquisition are considered to be cash equivalents.

4.	Investment Securities Available-for-Sale

Investment securities are classified as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as a separate component of stockholders’ equity and trading securities are reported at fair value with unrealized gains and losses reported in earnings. Gains and losses recorded on sale of investment securities available-for-sale are based on the specific identification method. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investments securities may be subject to credit, interest rate and/or prepayment risk. As of June 30, 2004 and December 31, 2003, investment securities available-for-sale were $11.6 million and $13.4 million, respectively. Gross realized gains from the sale of investment securities available-for-sale were $5.1 million during the three and six months ended June 30, 2004. In addition, during the three and six months ended June 30, 2004, we received $98 thousand and $389 thousand of recoveries on investment securities available-for-sale that were written-off in prior periods.

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

The Company applies APB Opinion No. 25 in accounting for our stock plans. If compensation cost for our stock-based compensation plans had been determined consistent with SFAS 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)	(as restated)
Net earnings as reported	$142,771	$32,148	$152,143	$56,957
Less: Total stock-based employee compensation expense using the fair value method	(289)	(290)	(579)	(579)

Pro forma net earnings	$142,482	$31,858	$151,564	$56,378

Net earnings per share as reported:
Basic	$2.20	$0.64	$2.44	$1.17

Diluted	$2.17	$0.63	$2.40	$1.15

Pro forma net earnings:
Basic	$2.20	$0.64	$2.43	$1.16

Diluted	$2.16	$0.63	$2.39	$1.14

During the periods in which the mortgage operations was accounted for under the equity method, grants of stock options by IMH to IFC employees were not accounted for under APB Opinion No. 25 but were accounted for consistent with the provisions specified under SFAS 123.

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

Included in other assets on the consolidated balance sheets as of June 30, 2004 and December 31, 2003 are $100.9 million and $33.6 million of derivative assets, respectively. Derivative assets include cash margin balances placed with third parties of $15.3 million as June 30, 2004 and December 31, 2003. Included in other liabilities on the consolidated balance sheets as of June 30, 2004 and December 31, 2003 are $1.2 million and $14.7 million of derivative liabilities, respectively.

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

Note B—Reconciliation of Earnings per Share

The following table presents the computation of basic and diluted net earnings per share as if all stock options were outstanding for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)	(as restated)
Numerator for earnings per share:
Net earnings	$143,214	$32,148	$152,586	$56,957
Less: Cash dividends on cumulative redeemable preferred stock	(443)	—	(443)	—

Net earnings available to common stockholders	$142,771	$32,148	152,143	56,957

Denominator for earnings per share:
Basic weighted average number of common shares outstanding	64,888	49,856	62,284	48,516
Net effect of dilutive stock options	1,051	1,058	1,086	958

Diluted weighted average common and common equivalent shares	65,939	50,914	63,370	49,474

Net earnings per share:
Basic	$2.20	$0.64	$2.44	$1.17

Diluted	$2.17	$0.63	$2.40	$1.15

We had none and 20,000 stock options outstanding during the three months and six months ended June 30, 2004 and 2003, respectively, that were not considered in the calculation of diluted weighted average common and common equivalent shares as the exercise price of the stock options were greater than the average market price during the periods.

Note C—Segment Reporting

Management internally reviews and analyzes its operating segments as follows:

•	long-term investment operations invest primarily in adjustable rate and, to a lesser extent, fixed rate Impac and non-Impac Alt-A mortgages and multi-family mortgages;

•	warehouse lending operations provide warehouse and repurchase financing to affiliated companies and to approved mortgage bankers and brokers, some of which are clients of the mortgage operations, to finance mortgages; and

•	mortgage operations acquire and originate adjustable rate and fixed rate Impac and non-Impac Alt-A mortgages and, to a lesser extent, B/C mortgages from its network of third party correspondents, mortgage brokers and retail customers.

The following table presents business segments as of and for the six months ended June 30, 2004 (in thousands):

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter - Company (1)	Consolidated
Balance Sheet Items (as restated):
CMO collateral and mortgages held-for-investment	$15,779,651	$—	$—	$(110,061)	$15,669,590
Mortgages held-for-sale	—	—	326,661	—	326,661
Finance receivables	—	1,698,668	—	(1,118,996)	579,672
Total assets	16,912,640	1,693,796	472,061	(1,822,643)	17,255,854
Total stockholders’ equity	1,344,505	131,383	(25,266)	(621,755)	828,867
Income Statement Items:
Net interest income	$112,070	$17,966	$8,045	$20,427	$158,508
Provision for loan losses	18,132	6,875	—	—	25,007
Non-interest income	45,428	4,764	35,551	(20,427)	65,316
Non-interest expense and income taxes	1,710	3,202	41,319	—	46,231

Net earnings	$137,656	$12,653	$2,277	$—	$152,586

The following table presents business segments for the three months ended June 30, 2004 (in thousands):

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter - Company (1)	Consolidated
Income Statement Items:
Net interest income	$60,713	$9,549	$2,903	$12,250	$85,415
Provision for loan losses	13,847	1,435	—	—	15,282
Non-interest income	84,473	2,806	24,100	(12,250)	99,129
Non-interest expense and income taxes	(35)	1,681	24,402	—	26,048

Net earnings	$131,374	$9,239	$2,601	$—	$143,214

The following table presents business segments as of and for the six months ended June 30, 2003 (as restated, in thousands):

	Long-Term Investment Operations	Warehouse Lending Operations	Inter - Company (1)	Consolidated
Balance Sheet Items:
CMO collateral and mortgages held-for-investment	$6,696,229	$—	$(52,371)	$6,643,858
Finance receivables	—	1,430,703	(521,427)	909,276
Total assets	7,158,954	1,503,031	(452,919)	8,209,066
Total stockholders’ equity	590,979	103,373	(341,516)	352,836
Income Statement Items:
Net interest income	$61,332	$13,005	$(1,788)	$72,549
Provision for loan losses	12,351	1,192	—	13,543
Non-interest income (2)	(11,735)	2,698	10,610	1,573
Non-interest expense	2,653	2,400	(1,431)	3,622

Net earnings	$34,593	$12,111	$10,253	$56,957

The following table presents business segments for the three months ended June 30, 2003 (as restated, in thousands):

	Long- Term Investment Operations	Warehouse Lending Operations	Inter - Company (1)	Consolidated
Income Statement Items:
Net interest income	$30,081	$6,934	$(1,120)	$35,895
Provision for loan losses	6,462	597	—	7,059
Non-interest income	(6,023)	1,338	9,775	5,090
Non-interest expense	1,168	1,302	(692)	1,778

Net earnings	$16,428	$6,373	$9,347	$32,148

(1)	Elimination of inter-company balance sheet and income statement items.

(2)	Non-interest income in the inter-company eliminations column represents equity in net earnings of IFC, which was an unconsolidated qualified REIT subsidiary of IMH during the period and was accounted for using the equity method.

Note D—Mortgages Held-for-Sale

Mortgages held-for-sale are primarily adjustable rate and fixed rate Impac Alt-A and non-Impac Alt-A mortgages and, to a lesser extent, B/C mortgages acquired and originated by the mortgage operations and secured by first and second liens on single-family residential real estate properties. As of June 30, 2004 and December 31, 2003, approximately 63% and 61%, respectively, of mortgages held-for-sale was collateralized by properties located in California. Mortgages held-for-sale consisted of the following:

	At June 30, 2004	At December 31, 2003
		(as restated)
Mortgages held-for-sale	$303,580	$385,108
Unamortized net premiums on mortgages held-for-sale	23,081	12,510

Total mortgages held-for-sale	$326,661	$397,618

Included in other liabilities as of June 30, 2004 and December 31, 2003 was an allowance for mortgage repurchases of $2.5 million and $2.3 million, respectively. The allowance for mortgage repurchases is maintained for the purpose of purchasing previously sold mortgages for various reasons, including early payment defaults or breach of representations or warranties, which may be subsequently sold at a loss. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect on our financial condition and results of operations.

Note E—CMO Collateral

CMO collateral includes various types of adjustable rate and fixed rate Impac Alt-A and non-Impac Alt-A mortgages secured by single-family residential and multi-family residential real estate properties and, to a lesser extent, fixed rate second trust deeds secured by single-family residential real estate properties. The long-term investment operations earns the net interest spread between interest income on mortgages securing CMOs and interest and other expenses associated with CMO financing. The net interest spread on CMOs may be directly impacted by mortgage prepayment levels and, to the extent each CMO class has variable rates of interest, by changes in short-term interest rates. CMO collateral for the periods indicated consisted of the following (as restated):

	At June 30, 2004	At December 31, 2003
		(as restated)
Adjustable- and fixed rate mortgages secured by single-family residential real estate	$14,183,373	$8,357,085
Adjustable rate mortgages secured by multi-family residential real estate	354,691	200,427
Fixed rate second trust deeds secured by single-family residential real estate	118,628	9,798
Unamortized net premiums on mortgages	159,385	71,704

Total CMO collateral	$14,816,077	$8,639,014

Note F—Allowance for Loan Losses

Activity for allowance for loan losses for the periods indicated was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Beginning balance	$46,299	$29,761	$38,596	$26,602
Provision for loan losses	15,282	7,059	25,007	13,543
Charge-offs, net of recoveries	(1,332)	(3,436)	(3,354)	(6,761)

Total allowance for loan losses	$60,249	$33,384	$60,249	$33,384

(1)	The three and six months ended June 30, 2004 include specific impairment on warehouse advances of $6.0 million and $8.0 million, respectively, that we anticipate will be non-collectible. See further discussion in note A.9.

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

Interest rates on adjustable rate CMOs range from a low of 0.25% over one-month LIBOR, or 1.62% as of June 30, 2004, on “AAA” credit rated bonds to a high of 4.50% over one-month LIBOR, or 5.87% as of June 30, 2004, on “BBB” credit rated bonds. Interest rates on fixed rate CMOs range from 4.34% to 12.75%, depending on the class of CMOs issued. We completed $8.2 billion and $2.1 billion in CMOs during the six months ended June 30, 2004 and 2003, respectively, to finance the retention of $8.3 billion and $2.2 billion, respectively, of mortgages acquired and originated by the mortgage operations. For the six months ended June 30, 2004 and 2003 interest expense on CMO borrowings was $117.2 million and $83.9 million, respectively.

The following table presents CMOs issued, CMOs outstanding for the periods indicated and certain interest rate information on CMOs by year of issuance as indicated (dollars in millions):

	Original Issuance Amount	CMOs Outstanding As of		Range of Fixed Interest Rates (%)	Range of Interest Rate Margins Over One-Month LIBOR (%)	Range of Interest Rate Margins After Adjustment Date (%)
Year of Issuance		06/30/04	12/31/03
			(as restated)
1998	$583.0	$—	$—	6.65 -7.25	N/A	N/A
2000	943.6	—	—	N/A	0.26 –2.40	0.52 -3.60
2001	1,500.9	178.4	444.9	N/A	0.28 –2.30	0.56 -3.45
2002	3,876.1	1,815.3	2,491.0	5.25 -12.00	0.27 –2.75	0.54 -3.68
2003	5,966.1	4,769.9	5,583.5	4.34 -12.75	0.27 -3.00	0.54 -4.50
2004	8,224.3	8,030.7		3.58 – 5.56	0.25 -2.50	0.50 –3.75

Sub-total CMOs	21,094.0	14,794.3	8,519.4
Accrued interest	—	9.3	7.4
Capitalized securitization costs	—	(54.0)	(36.9)

Total CMOs	$21,094.0	$14,749.6	$8,489.9

Note H—Issuance of Series B Preferred Stock

On May 28, 2004, we completed the sale of 2,000,000 shares of 9.375% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, or the “Series B Preferred Stock.” Dividends on the Series B Preferred Stock are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The shares of Series B Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Upon liquidation, dissolution or winding up of the Company, the Series B Preferred Stock have the right to receive the sum of $25.00 per share, a premium ranging from $0.50 to $2.00 until May 2009, and accrued and unpaid dividends (whether or not declared) to the date of payment, before any payments are made to holders of common stock. Holders of shares of Series B Preferred Stock generally have no voting rights, but will have limited voting rights if we fail to pay dividends for six or more quarters and in certain other events. We may not redeem the Series B Preferred Stock until May 28, 2009 except in limited circumstances to preserve our status as a REIT. On or after May 28, 2009, we may, at our option, redeem the Series B Preferred Stock in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends (whether or not declared), if any, to and including the redemption date. On June 30, 2004, we paid a dividend in the aggregate of $443,000 to preferred stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement of Consolidated Financial Statements

The unaudited consolidated balance sheets as of March 31, 2004 and December 31, 2003 and 2002, the unaudited consolidated statements of operations and unaudited consolidated statements of comprehensive earnings for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003, the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002, and 2001 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, six months ended June 30, 2003 and for the years ended December 31, 2003, 2002 and 2001 were restated. The effect of this restatement on net earnings (loss) for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003, the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002 and 2001 was an increase (decrease) of $(36.7) million, $(0.7) million, $2.4 million, $1.7 million, $11.2 million, $12.8 million, $21.7 million, $(34.6) million and $(35.4) million, respectively. Additionally, basic and diluted earnings per share (“EPS”) for the six months ended June 30, 2004 was corrected to $2.44 and $2.40, respectively, from $2.30 and $2.27, respectively. The following are the principal reasons for the correction and reclassifications:

•	the correction of basic and diluted earnings per share (“EPS”) for the six months ended June 30, 2004 as a clerical error resulted in the misstatement of weighted average shares outstanding for the period and the corresponding calculation of EPS;

•	the reclassification of derivative financial instruments (“derivatives”) in other assets and other liabilities on our consolidated balance sheet. Previously, we included the fair value of derivatives, including cash and cash equivalents in margin accounts, in various balance sheet items including CMO collateral, mortgages held-for-sale, derivative assets, other assets and other liabilities. We now include positive fair values of derivatives in other assets and negative fair values of derivatives in other liabilities on our consolidated balance sheet; and

•	conforming changes throughout this report based on the filing of our report on Form 10-K/A for the year ended December 31, 2003 and report on Form 10-Q/A for the quarter ended March 31, 2004.

The consolidated financial statements in this document include restatements and reclassifications as previously filed in our original Form 10-Q for the quarter ended June 30, 2004, Form 10-Q/A for the quarter ended March 31, 2004 and Form 10-K/A for the year ended December 31, 2003. The restatements were necessary to conform with accounting principles generally accepted in the United States of America (“GAAP”) as follows:

•	the correction of our revenue recognition policy with respect to the cash sale of mortgage loan servicing rights (“MSRs”) to unrelated third parties when the mortgage loans are retained. Previously, we recognized gains in the period in which the mortgage servicing rights were sold for the amount of cash proceeds received. We now allocate a portion of the accounting basis of the mortgage loans to the mortgage servicing rights, which results in a discount to the mortgage loans retained. That discount is accreted as an adjustment to yield on mortgage assets over the life of the related mortgage loans;

•	the correction of our accounting for derivatives and interest rate risk management activities related to the variability in expected future cash flows associated with a financing obligation or future liability (a “cash flow” hedge). Upon review, we now believe that the documentation of our cash flow hedge accounting relationships were deficient as to the specificity of the underlying hedged transaction in order to assess hedge effectiveness and measurement of ineffectiveness as required by the stringent applicable accounting standards. As such, we made the determination that it was not appropriate to apply cash flow hedge accounting for purposes of our GAAP financial statements. In addition, we determined that certain forward purchase commitments on mortgage loans meet the definition of a derivative and now need to be accounted for as such in the financial statements;

•	the reclassification of certain derivative gains and losses to mark-to-market gain (loss) – derivative instruments as opposed to an adjustment to the yield on mortgage assets as a result of the elimination of cash flow hedge accounting, as stated above; and

•	the elimination of certain inter-company balance sheet and income statement items, principally finance receivables and the related interest income and expense, with Impac Funding Corporation, our mortgage operations, prior to its consolidation on July 1, 2003.

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

We currently estimate that fees for professional services related to the reclassifications and restatements of our financial statements will be approximately $500,000.

Consolidation of IFC

The results of operations for the three and six months ended June 30, 2004 reflect the consolidation of IFC on July 1, 2003. On July 1, 2003, IMH entered into a stock purchase agreement with Joseph R. Tomkinson, our Chairman, Chief Executive Officer and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, our Executive Vice President and Chief Financial Officer is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750,000. Each of Messr’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. Mr. Tomkinson elected to receive $125,000 worth of his consideration for the sale of his IFC shares of common stock in the form of 7,687 shares of IMH common stock. The fairness opinion related to the purchase price of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by our board of directors. As a result of acquiring 100% of IFC’s common stock on July 1, 2003, IMH owns all of the common stock and prefered stock of IFC and began to consolidate IFC as of that date. As such, the consolidated financial statements for the three and six months ended June 30, 2004, or “consolidation period,” reflect the results of operations of

IFC on a consolidated basis. The consolidated financial statements for the three and six months ended June 30, 2003, or “non-consolidation period,” include the results of operations of IFC as equity in net earnings of IFC.

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

We operate three core businesses:

•	the long-term investment operations that is conducted by IMH, IMH Assets and IMCC;

•	the warehouse lending operations that is conducted by IWLG; and

•	the mortgage operations that is conducted by IFC, ISAC and Novelle.

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

Prior to the issuance of SAB 105, the mortgage operations recorded the fair value of its mortgage pipeline, inclusive of changes in benchmark interest rates and acquisition premiums, as it qualifies as a derivative under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, or “SFAS 133.” Therefore, the mortgage pipeline and the fair value of derivatives were marked to market each reporting period. SAB 105 requires that in valuing these loan commitments entities not include cash flows associated with servicing as to do so would result in the recognition of servicing assets prior to the sale or securitization of funded loans. This valuation methodology limits a company’s ability to record an asset for its mortgage pipeline as of the applicable reporting date even when the total fair value may include servicing-related acquisition premium. Subsequent to SAB 105, as of April 1, 2004 we record the fair value change of the mortgage pipeline based solely on interest rate fluctuations from the date of rate-lock to the applicable reporting date. Other derivatives, as accounted for under SFAS 133 and which principally reduce exposure to interest rate risk associated with specific liabilities, are also carried at fair value with changes in fair value reflected in earnings.

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

Financial Highlights for the Second Quarter of 2004

•	Estimated taxable income per diluted share increased to $0.88 compared to $0.75 for the first quarter of 2004 and $0.56 for the second quarter of 2003;

•	Cash dividends declared per share increased to $0.75 compared to $0.65 for the first quarter of 2004 and $0.50 for the second quarter of 2003;

•	Total assets increased to $17.3 billion as of June 30, 2004 from $10.6 billion as of December 31, 2003 and $8.2 billion as of June 30, 2003;

•	Book value per share increased to $11.19 as of June 30, 2004 compared $8.39 as of December 31, 2003 and $6.96 as of June 30, 2003;

•	Issued 6,933,000 shares of common stock at a weighted average price of $20.05, resulting in net cash proceeds of $134.2 million;

•	Issued 2,000,000 shares of preferred stock, resulting in net cash proceeds of $48.3 million;

•	Total market capitalization was $1.6 billion as of June 30, 2004 compared to $1.0 billion as of December 31, 2003 and $846.3 million as of June 30, 2003;

•	Dividend yield as of June 30, 2004 was 13.32%, based on annualized second quarter cash dividend of $0.75 per share and closing stock price of $22.52 per share;

•	The mortgage operations acquired and originated $5.5 billion of primarily Alt-A mortgages compared to $3.5 billion for the first quarter of 2004 and $1.9 billion for the second quarter of 2003;

•	The long-term investment operations retained $5.3 billion of primarily Alt-A mortgages acquired and originated by the mortgage operations compared to $2.9 billion for the first quarter of 2004 and $806.6 million for the second quarter of 2003; and

•	IMCC originated $116.5 million of multi-family mortgages compared to $94.5 million for the first quarter of 2004 and $74.1 million for the second quarter of 2003.

Financial Highlights for the First Six Months of 2004

•	Estimated taxable income per diluted share increased to $1.54 compared to $1.14 for the first six months of 2003;

•	Cash dividends declared per share increased 40% to $1.40 compared to $1.00 for the first six months of 2003;

•	Issued 13.1 million shares of common stock at a weighted average price of $19.96, resulting in net cash proceeds of $251.4 million;

•	Issued 2,000,000 shares of preferred stock, resulting in net cash proceeds of $48.3 million;

•	The mortgage operations acquired and originated $8.9 billion of primarily Alt-A mortgages compared to $3.7 billion for the first six months of 2003;

•	The long-term investment operations retained $8.1 billion of primarily Alt-A mortgages acquired and originated by the mortgage operations compared to $2.2 billion for the first six months of 2003; and

•	IMCC originated $211.0 million of multi-family mortgages compared to $116.2 million for the first six months of 2003.

Taxable Income

After adjusting for our estimates of the differences between net earnings and taxable income, estimated taxable income was $58.0 million, or $0.88 per diluted share, for the second quarter of 2004 as compared to $28.6 million, or $0.56 per diluted share, for the second quarter of 2003. When we file our annual tax returns there are certain adjustments that we make to net earnings and taxable income due to differences in the nature and extent that revenues and expenses are recognized under the two methods. As an example, to calculate taxable income we deduct actual loan losses as compared to the determination of net earnings that require a deduction of loan loss provisions, which are determined based on estimated losses inherent in our loan portfolios or fair value adjustments are recorded as an expense or revenue for GAAP, but are not included in the calculation of taxable income. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income, which is a non-generally accepted accounting principle, or “GAAP,” financial measurement, is useful information for our investors. Of estimated taxable income of $58.0 million, we declared total regular cash dividends of $52.6 million during the second quarter of 2004. Upon the filing of our 2002 tax return, we had federal and state net operating tax loss carry-forwards of $18.7 million that may or may not be used to offset taxable income through 2020. We expect to file our 2003 federal and state tax returns on or about September of 2004 at which time federal and state net operating loss carry-forwards, if any, will be determined.

The following table presents a reconciliation of net earnings to estimated taxable income for the periods indicated (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)	(as restated)
Net earnings available to common stockholders	$142,771	$32,148	$152,143	$56,957
Adjustments to GAAP earnings:
Loan loss provision	15,282	7,059	25,007	13,543
Dividend from IFC	7,500	6,930	15,000	11,385
Fair value of free-standing derivative (1)	(102,027)	(4,615)	(75,380)	(8,139)
Tax deduction for actual loan losses	(1,332)	(3,436)	(3,354)	(6,761)
Anticipated partial worthlessness deduction on warehouse advances (2)	(2,000)	—	(8,000)	—
Net earnings of IFC (3)	(2,600)	(9,441)	(2,277)	(10,356)

Estimated taxable income (4)	$57,594	$28,645	$103,139	$56,629

Estimated taxable income per diluted share	$0.87	$0.56	$1.63	$1.14

Estimated taxable income per outstanding share	$0.83	$0.56	$1.48	$1.12

(1)	The mark-to-market change for the valuation of free standing derivatives is income or expense for GAAP financial reporting but is not included as an addition or deduction for taxable income calculations.

(2)	Represents estimated partial impairment on specific warehouse advances that we anticipate will be non-collectible. For additional information, refer to “Provision for Loan Losses and Allowance for Loan Losses” below.

(3)	Represents GAAP net earnings or equity in net earnings of IFC, which may not necessarily equal taxable income. Therefore, dividend distributions from IFC to IMH may exceed IFC’s GAAP net earnings.

(4)	Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating loss carry-forwards.

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

Results of Operations and Financial Condition

Results of Operations —

For the Three Months Ended June 30, 2004 compared to the Three Months Ended June 30, 2003

Net earnings increased to $143.2 million, or $2.17 per diluted share, for the second quarter of 2004 compared to $32.1 million, or $0.63 per diluted share, for the second quarter of 2003. The quarter-over-quarter increase in net earnings of $111.1 million was primarily due to the following:

•	$85.6 million decrease in mark to market loss - derivative instruments;

•	$49.5 million increase in net interest income, which was partially offset by;

•	$24.2 million increase in non-interest and income tax expense; and

•	$8.2 million increase in provision for loan loss.

These variances are discussed in further detail below.

Mark-to-Market Gain (Loss) – Derivative Instruments

During the three months ended June 30, 2004, mark –to-market gain (loss) - derivative instruments increased to a gain of $77.9 million as compared to a loss of $7.8 million for the same period in the previous year. The increase in mark–to-market gain (loss) - derivative instruments was the result of a sharp increase in the one month forward LIBOR curve as a result of the Federal Reserve Bank’s statement that they intended to raise short term interest rates at a measured pace. This resulted in an adjustment to future expectations of short term rates which affected the value of our derivative instruments. We enter into derivative contracts to manage the various risks associated with certain specific liabilities. On the date we enter into various derivative contracts, the derivatives were designated as an economic hedge of the variability in expected future cash flows associated with a financing obligation or future liability. In our consolidated financial statements, we now record a market valuation adjustment for economic hedges and any subsequent cash payments paid or received on these derivatives as a current period expense or revenue in mark-to-market loss – derivative instruments on the consolidated financial statements. In addition, we account for certain forward purchase commitments on mortgage loans, or “mortgage pipeline,” as free-standing derivatives, and record the change in fair value of such instruments and the related derivatives used to hedge the mortgage pipeline as a current period expense or revenue.

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

Net interest income increased to $85.4 million for the second quarter of 2004 compared to $35.9 million for the second quarter of 2003. The quarter-over-quarter increase in net interest income was primarily due to an increase in average mortgage assets, which increased to $14.3 billion for the second quarter of 2004 compared to $7.1 billion for the second quarter of 2003 as the long-term investment operations retained $11.7 billion of primarily Alt-A mortgages from the mortgage operations and $385.3 million of multi-family mortgages originated by IMCC since the end of the second quarter of 2003. We primarily retain Alt-A mortgages that are acquired and originated by the mortgage operations and multi-family mortgages originated by IMCC that fit within our investment criteria. Alt-A and multi-family mortgages are ARMs and FRMs with good credit profiles with mortgage insurance enhancements, when required, that generally have prepayment penalty features and are primarily purchase money transactions.

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

	For the Three Months Ended June 30,
	2004			2003
				(as restated)
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Investment securities available-for-sale	$13,064	$1,724	52.79%	$24,254	$611	10.08%
CMO collateral (1)	12,329,664	132,595	4.30	6,343,063	79,694	5.03
Mortgages held-for-investment and held-for-sale (2)	1,474,636	19,499	5.29	139,396	1,953	5.60
Finance receivables	462,412	6,428	5.56	551,770	7,031	5.10

Total Mortgage Assets	$14,279,776	$160,246	4.49%	$7,058,483	$89,289	5.06%

BORROWINGS
CMO borrowings (3)	$12,099,866	$65,187	2.15%	$6,204,955	$45,615	2.94%
Reverse repurchase agreements	1,841,645	10,062	2.19	1,235,403	7,305	2.37
Borrowings secured by investment securities (4)	—	—	—	3,898	852	87.43

Total borrowings on Mortgage Assets	$13,941,511	$75,249	2.16%	$7,444,256	$53,772	2.89%

Net Interest Spread (5)			2.33%			2.17%
Net Interest Margin (6)			2.38%			2.01%
Net Cash Payments on Derivatives (7)		$23,422			$12,365
Net Interest Margin including Net Cash Payments on Derivatives (8)			1.72%			1.31%

(1)	Interest includes $27.1 million and $10.1 million, respectively, of amortization of acquisition costs on mortgages acquired from the mortgage operations. Interest also includes $12.3 million and $5.0 million, respectively, of accretion of loan discounts, which represents the amount allocated to MSRs when they are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment.

(2)	Includes mortgages held-for-sale which were acquired via the consolidation of the mortgage operations on July 1, 2003.

(3)	Total average borrowings on mortgage assets exceed total average mortgage assets during the three months ended June 30, 2003 as we eliminated warehouse borrowings between the warehouse lending operations and mortgage operations prior to July 1, 2003 as part of the accounting restatements.

(4)	Payments and excess cash flows received from investment securities collateralizing these borrowings were used to pay down the outstanding borrowings. The payments were received from a collateral base that was in excess of the borrowings. Therefore, while the payment amounts remained relatively stable, the average balance of the borrowings continued to decline. These borrowings were repaid during the third quarter of 2003.

(5)	Net interest spread is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.

(6)	Net interest margin is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total average mortgage assets.

(7)	Represents net cash paid on derivatives, which is a component of mark-to-market gain (loss) – derivative instruments on the consolidated financial statements.

(8)	Net interest margin including net cash payments on derivatives is calculated by subtracting interest expense on total borrowings on mortgage assets and net cash payments on derivatives from interest income on total mortgage assets and then dividing by total average mortgage assets.

The 37 basis point increase in net interest margins was primarily due to the following:

•	consolidation of the mortgage operations, see Restatement of Consolidated Financial Statements referenced above; and

•	accretion of loan discount recognized on sale of MSRs, see Restatement of Consolidated Financial Statements referenced above.

Consolidation of mortgages held by the mortgage operations. The consolidation of the mortgage operations contributed to a 16 basis point increase in net interest margins on mortgage assets during the second quarter of 2004 as mortgages held-for-sale were consolidated with total average mortgage assets. During the second quarter of 2003 mortgages held-for-sale were not consolidated with total average mortgage assets as IFC was a non-consolidating entity prior to July 1, 2003. Net interest margins on mortgages held-for-sale were favorable during the second quarter of 2004 due to a steep yield curve as compared to the second quarter of 2003. The yield curve represents the mathematical difference between short-term interest rates and long-term interest rates. Because the mortgage operations establishes interest rates on its mortgages by indexing those interest rates to long-term market interest rates and finances mortgages with borrowings that are indexed to short-term interest rates, a steep yield curve benefits net interest margins.

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

Non-Interest and Income Tax Expense

Non-interest and income tax expense increased to $26.0 million for the second quarter of 2004 as compared to $1.8 million for the second quarter of 2003. The quarter-over-quarter increase in non-interest and income tax expense of $24.2 million was primarily due to a $21.3 million increase in operating costs. The increase in operating costs was primarily due to the consolidation of the mortgage operations on July 1, 2003. Operating costs generated by the mortgage operations was reported on a consolidated basis for the consolidation period, however, for the non-consolidation period the financial results of IFC were reported as equity in net earnings of IFC on the consolidated financial statements. As such, operating costs increased to $23.6 million for the second quarter of 2004 as compared to $2.3 million for the second quarter of 2003. Operating costs include personnel expense, professional services, equipment expense, occupancy expense, data processing expense and general and administrative and other expense. Personnel expense, which primarily includes salary, wages and benefit costs, was $16.3 million, or 69% of total operating costs, during the second quarter of 2004 as compared to $790,000 during the second quarter of 2003. Personnel related costs are variable expenses and are primarily driven by mortgage acquisitions and originations. Mortgage acquisitions and originations increased to $5.5 billion during the second quarter of 2004 as compared to $1.9 billion during the second quarter of 2003. The following table summarizes the principal balance of mortgage acquisitions and originations by loan characteristic for the periods indicated (in thousands):

	For the Three Months Ended June 30,
	2004		2003
	Principal Balance	%	Principal Balance	%
By Loan Type:
Fixed rate first trust deed	$624,118	11	$991,450	52
Fixed rate second trust deed	169,361	3	24,910	1
Adjustable rate:
Primarily six-month LIBOR indexed ARMs (1)	798,749	15	422,752	22
Primarily six-month LIBOR indexed hybrids (2)	3,858,497	71	461,333	25

Total adjustable rate	4,657,246	86	884,085	47

Total Mortgage Acquisitions and Originations	$5,450,725	100	$1,900,445	100

By Production Channel:
Correspondent acquisitions:
Flow	$2,450,634	45	$1,086,622	57
Bulk, or Non-Impac mortgages	2,257,131	41	346,036	18

Total correspondent acquisitions	4,707,765	86	1,432,658	75

Wholesale and retail originations	546,941	10	362,097	19
Novelle Financial Services, Inc.	196,019	4	105,690	6

Total Mortgage Acquisitions and Originations	$5,450,725	100	$1,900,445	100

By Credit Quality:
Alt-A	$5,242,341	96	$1,784,432	94
B/C (3)	208,384	4	116,013	6

Total Mortgage Acquisitions and Originations	$5,450,725	100	$1,900,445	100

By Purpose:
Purchase	$3,131,014	57	$862,368	45
Refinance	2,319,711	43	1,038,077	55

Total Mortgage Acquisitions and Originations	$5,450,725	100	$1,900,445	100

By Prepayment Penalty:
With prepayment penalty	$3,737,440	69	$1,558,725	82
Without prepayment penalty	1,713,285	31	341,720	18

Total Mortgage Acquisitions and Originations	$5,450,725	100	$1,900,445	100

(1)	Also includes minimal principal balances of one-year LIBOR and constant maturity Treasury ARMs.

(2)	Mortgages are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.

(3)	The second quarter of 2004 and 2003 includes $196.0 million and $105.7 million, respectively, of B/C mortgages originated by Novelle, a subsidiary of IFC, that are subsequently sold to third party investors for cash gains.

Operating costs increased at a lower incremental per loan rate relative to total mortgage acquisitions and originations as we believe that our efficient centralized operating structure and our web-based automated underwriting system, iDASLg2, allows us to maintain our position as a low cost nationwide acquirer and originator of Alt-A mortgages. In addition, a higher percentage of non-Impac mortgage acquisitions during the second quarter of 2004 contributed to lower per loan acquisition costs as compared to the second quarter of 2003. Non-Impac Alt-A mortgage acquisitions, which are acquired as bulk loan packages, generally require less staffing and corresponding operating costs than Impac Alt-A mortgages, which are acquired on a flow, or loan-by-loan basis. During the second quarter of 2004, non-Impac mortgages accounted for 41% of total mortgage acquisitions and originations compared to 18% during the second quarter of 2003.

Provision for Loan Losses

Provision for loan losses were $15.3 million for the second quarter of 2004 as compared to $7.1 million for the second quarter of 2003. The quarter-over-quarter increase in provision for loan losses was primarily due to an increase in our mortgage loan portfolio as the long-term investment operations retained $11.7 billion of primarily Alt-A mortgages from the mortgage operations and $385.3 million of multi-family mortgages originated by IMCC since the end of the second quarter of 2003, which required a corresponding increase in allowance for loan losses.

In addition, at the end of the first quarter of 2004, we discovered that one client of the warehouse lending operations and certain of its officers had perpetrated a fraud pursuant to which they defrauded the warehouse lending operations into making advances pursuant to a warehouse line of credit. As of the date the fraud was discovered, an aggregate of $12.6 million of fraudulent loan advances were outstanding. We immediately terminated the warehouse line of credit and have been cooperating with federal investigators in their ongoing investigation of the defrauding parties. It appears that the defrauding parties had perpetrated a similar fraud on another warehouse lender. We retained an independent consultant to investigate the matter; the investigator reported that no principals of the warehouse lending operations had knowingly participated in the fraud and stated that it is not likely that any other client of the warehouse lending operations could duplicate the same fraud. With the aid of independent counsel, the audit committee of our board of directors reviewed the report and the scope of the investigation and concurs with the assessment set forth in the report. In response, we have taken steps to enhance procedures at our warehouse lending operations, including improvements of the application approval and funding processes of mortgage bankers and follow-up quality control checks. As a result of the fraud, during the first quarter of 2004 we established a specific allowance for loan losses in the amount of $6.0 million to provide for anticipated losses on the fraudulent warehouse advances as we have deemed this amount to be non-collectible. During the second quarter of 2004, we increased the specific allowance for loan losses by $2.0 million to $8.0 million as a result of the re-evaluation of the remaining collateral. Based on available information, we believe we will be able to recover the remaining $4.6 million of related warehouse advances. Because we deem $8.0 million of the total warehouse advances to be non-collectible and anticipate that it will result in a tax deduction upon the filing of our 2004 corporate income tax return, we reflected the $8.0 million as a reduction to estimated taxable income for the second quarter of 2004 as shown in the reconciliation of net earnings to estimated taxable income above. To the extent that we believe that the actual losses will exceed the $8.0 million allowance, we will make an additional allowance for loan losses when, or if, we determine it is appropriate to do so as events and circumstances dictate. However, we believe that this specific allowance is adequate to provide for anticipated loan losses based on currently available information.

Results of Operations by Business Segment-

For the Three Months Ended June 30, 2004 compared to the Three Months Ended June 30, 2003

Long-Term Investment Operations

Net earnings from the long-term investment operations was $131.4 million for the second quarter of 2004 as compared to $16.4 million for the second quarter of 2003. The increase in net earnings of $115.0 million was primarily due to the following:

•	$86.4 million decrease in mark-to-market loss—derivative instruments; and

•	$30.6 million increase in net interest income.

Mark-to-market loss—derivative instruments. Mark-to-market loss—derivative instruments decreased by $86.4 million to a gain of $78.6 million for the second quarter of 2004 as compared to a loss of $7.8 million for the second quarter of 2003. Mark-to-market loss—derivative instruments declined as future expectations of short-term rates positively affected the value of derivatives.

Net interest income. Net interest income rose by $30.6 million to $60.7 million for the second quarter of 2004 as compared to $30.1 million for the second quarter of 2003 primarily due to an increase in total average mortgage assets. Mortgage assests increased as the investment operations retained $11.7 billion of primarily Alt-A mortgages from the mortgage operations and $385.3 million of multi-family mortgages originated by IMCC since the end of the second quarter of 2003, which in turn led to an increase in average CMO collateral and mortgages held-for-investment as shown in the comparative yield table above. Refer to Note C. “Segment Reporting” in the notes to consolidated financial statements for additional detail.

Mortgage Operations

Net earnings from the mortgage operations include its results of operations for the consolidation period on a consolidated basis, see “Consolidation of IFC” above. Prior to the consolidation of IFC, its results of operations were included in equity in net earnings of IFC on the consolidated financial statements. Equity in net earnings of IFC is reflected in the Inter-company segment for purposes of segment reporting as shown in Note C. “Segment Reporting” in the notes to consolidated financial statements. As such, net earnings from the mortgage operations was $2.6 million during the consolidation period while equity in net earnings of IFC during the non-consolidation period was $10.2 million.

Warehouse Lending Operations

Net earnings from the warehouse lending operations was $9.2 million for the second quarter of 2004 as compared to $6.4 million for the second quarter of 2003. The increase in net earnings of $2.8 million was primarily due to an increase in net interest income. Net interest income increased during the second quarter of 2004 as total average affiliate and non-affiliate finance receivables increased. Refer to Note C. “Segment Reporting” in the notes to consolidated financial statements for additional detail.

Results of Operations —

For the Six Months Ended June 30, 2004 compared to the Six Months Ended June 30, 2003

Net earnings increased to $152.6 million, or $2.40 per diluted share, for the first six months of 2004 compared to $57.0 million, or $1.15 per diluted share, for the first six months of 2003. The period-over-period increase in net earnings of $95.6 million was primarily due to the following:

•	$86.0 million increase in net interest income; and

•	$56.1 million decrease in mark-to-market loss – derivative instruments, which was partially offset by;

•	$42.6 million increase in non-interest and income tax expense; and

•	$11.5 million increase in provision for loan loss.

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

	For the Six Months Ended June 30,
	2004			2003
				(as restated)
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Investment securities available-for-sale	$13,022	$2,631	40.41%	$24,891	$1,241	9.97%
CMO collateral (1)	10,938,704	239,372	4.38	5,944,484	152,003	5.11
Mortgages held-for-investment and held-for-sale (2)	1,454,376	40,985	5.64	160,040	4,493	5.61
Finance receivables	449,349	11,525	5.13	537,555	13,768	5.12

Total Mortgage Assets	$12,855,451	$294,513	4.58%	$6,666,970	$171,505	5.14%

BORROWINGS
CMO borrowings (3)	$10,703,651	$117,181	2.19%	$5,817,476	$83,908	2.88%
Reverse repurchase agreements	1,825,396	19,615	2.15	1,182,620	14,096	2.38
Borrowings secured by investment securities (4)	—	—		5,059	1,484	58.67

Total borrowings on Mortgage Assets	$12,529,047	$136,796	2.18%	$7,005,155	$99,488	2.84%

Net Interest Spread (5)			2.40%			2.30%
Net Interest Margin (6)			2.45%			2.16%
Net Cash Payments on Derivatives (7)		$35,745			$23,007
Net Interest Margin including Net Cash Payments on Derivatives (8)			1.90%			1.47%

(1)	Interest includes $44.3 million and $18.9 million, respectively, of amortization of acquisition costs on mortgages acquired from the mortgage operations. Interest also includes $20.4 million and $9.3 million, respectively, of accretion of loan discounts, which represents the amount allocated to MSRs when they are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment.

(2)	Includes mortgages held-for-sale which were acquired via the consolidation of the mortgage operations on July 1, 2003.

(3)	Total average borrowings on mortgage assets exceed total average mortgage assets during the six months ended June 30, 2003 as we eliminated warehouse borrowings between the warehouse lending operations and mortgage operations prior to July 1, 2003 as part of the accounting restatements.

(4)	Payments and excess cash flows received from investment securities collateralizing these borrowings were used to pay down the outstanding borrowings. The payments were received from a collateral base that was in excess of the borrowings. Therefore, while the payment amounts remained relatively stable, the average balance of the borrowings continued to decline. These borrowings were repaid during the third quarter of 2003.

(5)	Net interest spread is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.

(6)	Net interest margin is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total average mortgage assets.

(7)	Represents net cash paid on derivatives, which is a component of mark-to-market loss – derivative instruments on the consolidated financial statements.

(8)	Net interest margin including net cash payments on derivatives is calculated by subtracting interest expense on total borrowings on mortgage assets and net cash payments on derivatives from interest income on total mortgage assets and then dividing by total average mortgage assets.

The increase in net interest margins was primarily due to the consolidation of the mortgage operations on July 1, 2003. The consolidation of the mortgage operations contributed to a 21 basis point increase in net interest margins on mortgage assets during the first six months of 2004 as mortgages held-for-sale were consolidated with total average mortgage assets. During the first six months of 2003, mortgages held-for-sale were not consolidated with total average mortgage assets as IFC was a non-consolidated entity prior to July 1, 2003. Net interest margins on mortgages held-for-sale were favorable during the first six months of 2004 due to a steep yield curve as compared to the first six months of 2003. The yield curve represents the mathematical difference between short-term interest rates and long-term interest rates. Because the mortgage operations establishes interest rates on its mortgages by indexing those interest rates to long-term market interest rates and finances mortgages with borrowings that are indexed to short-term interest rates, a steep yield curve benefits net interest margins.

Mark to Market Gain (Loss) – Derivative Instruments

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

Non-Interest and Income Tax Expense

Non-interest and income tax expense increased to $46.2 million for the first six months of 2004 as compared to $3.6 million for the first six months of 2003. The period-over-period increase in non-interest and income tax expense was primarily due to a $40.6 million increase in operating costs. The increase in operating costs was primarily due to the consolidation of the mortgage operations on July 1, 2003. Operating costs generated by the mortgage operations was reported on a consolidated basis for the consolidation period, however, for the non-consolidation period the financial results of IFC were reported as equity in net earnings of IFC on the consolidated financial statements. As such, operating costs increased to $44.7 million for the first six months of 2004 as compared to $4.1 million for the first six months of 2003. Operating costs include personnel expense, professional services, equipment expense, occupancy expense, data processing expense and general and administrative and other expense. Personnel expense, which primarily includes salary, wages and benefit costs, was $30.0 million, or 67% of total operating costs, during the second quarter of 2004 as compared to $1.5 million during the second quarter of 2003. Personnel related costs are variable expenses and are primarily driven by mortgage acquisitions and originations. Mortgage acquisitions and originations increased to $5.5 billion during the second quarter of 2004 as compared to $1.9 billion during the second quarter of 2003. The following table summarizes the principal balance of mortgage acquisitions and originations by loan characteristic for the periods indicated (in thousands):

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

Provision for Loan Losses

Provision for loan losses were $25.0 million for the first six months of 2004 as compared to $13.5 million for the first six months of 2003. The period-over-period increase in provision for loan losses was primarily due to an increase in our mortgage loan portfolio as the long-term investment operations retained $11.7 billion of primarily Alt-A mortgages from the mortgage operations and $385.3 million of multi-family mortgages originated by IMCC since the end of the second quarter of 2003, which required a corresponding increase in allowance for loan losses.

In additions, at the end of the first quarter of 2004, we discovered that one client of the warehouse lending operations and certain of its officers had perpetrated a fraud pursuant to which they defrauded the warehouse lending operations into making advances pursuant to a warehouse line of credit. As of the date the fraud was discovered, an aggregate of $12.6 million of fraudulent loan advances were outstanding. We immediately terminated the warehouse line of credit and have been cooperating with federal investigators in their ongoing investigation of the defrauding parties. It appears that the defrauding parties had perpetrated a similar fraud on another warehouse lender. We retained an independent consultant to investigate the matter; the investigator reported that no principals of the warehouse lending operations had knowingly participated in the fraud and stated that it is not likely that any other client of the warehouse lending operations could duplicate the same fraud. With the aid of independent counsel, the audit committee of our board of directors reviewed the report and the scope of the investigation and concurs with the assessment set forth in the report. In response, we have taken steps to enhance procedures at our warehouse lending operations, including improvements of the application approval and funding processes of mortgage bankers and follow-up quality control checks. As a result of the fraud, during the first quarter of 2004 we established a specific allowance for loan losses in the amount of $6.0 million to provide for anticipated losses on the fraudulent warehouse advances as we have deemed this amount to be non-collectible. During the second quarter of 2004 we increased the specific allowance for loan losses by $2.0 million to $8.0 million as a result of the re-evaluation of the remaining collateral. Based on available information, we believe we will be able to recover the remaining $4.6 million of related warehouse advances. Because we deem $8.0 million of the total warehouse advances to be non-collectible and anticipate that it will result in a tax deduction upon the filing of our 2004 corporate income tax return, we reflected the $8.0 million as a reduction to estimated taxable income for the second quarter of 2004 as shown in the reconciliation of net earnings to estimated taxable income above. To the extent that we believe that the actual losses will exceed the $8.0 million allowance, we will make an additional allowance for loan losses when, or if, we determine it is appropriate to do so as events and circumstances dictate. However, we believe that this specific allowance is adequate to provide for anticipated loan losses based on currently available information.

Results of Operations by Business Segment-

For the Six Months Ended June 30,, 2004 compared to the Six Months Ended June 30, 2003

Long-Term Investment Operations

Net earnings from the long-term investment operations was $137.7 million for the first six months of 2004 as compared to $34.6 million for the first six months of 2003. The increase in net earnings of $103.1 million was primarily due to the following:

•	$54.5 million decrease in mark-to-market loss—derivative instruments; and

•	$50.8 million increase in net interest income.

Mark-to-market loss—derivative instruments. Mark-to-market loss—derivative instruments decreased by $54.5 million to a gain of $39.6 million for the first six months of 2004 as compared to a loss of $14.9 million for the first six months of 2003. Mark-to-market loss—derivative instruments declined as future expectations of short-term rates positively affected the value of derivatives.

Net interest income. Net interest income rose by $50.8 million to $112.1 million for the first six months of 2004 as compared to $61.3 million for the first six months of 2003 primarily as the long-term mortgage portfolio rose. The long-term investment operations retained $11.7 billion of primarily Alt-A mortgages from the mortgage operations and $385.3 million of multi-family mortgages originated by IMCC since the end of the second quarter of 2003, which in turn led to an increase in average CMO collateral and mortgages held-for-investment as shown in the comparative yield table above. Refer to Note C. “Segment Reporting” in the notes to consolidated financial statements for additional detail.

Mortgage Operations

Net earnings from the mortgage operations include its results of operations for the consolidation period on a consolidated basis, see “Consolidation of IFC” above. Prior to the consolidation of IFC, its results of operations were included in equity in net earnings of IFC on the consolidated financial statements. Equity in net earnings of IFC is reflected in the Inter-company segment for purposes of segment reporting as shown in Note C. “Segment Reporting” in the notes to consolidated financial statements. As such, net earnings from the mortgage operations was $2.3 million during the consolidation period while equity in net earnings of IFC during the non-consolidation period was $11.5 million.

Warehouse Lending Operations

Net earnings from the warehouse lending operations was $12.7 million for the first six months of 2004 as compared to $12.1 million for the first six months of 2003. The increase in net earnings was primarily due to an decrease in net interest income. Refer to Note C. “Segment Reporting” in the notes to consolidated financial statements for additional detail.

Financial Condition

Total assets grew 63% to $17.3 billion as of June 30, 2004 as compared to $10.6 billion as of December 31, 2003 as the long-term investment operations retained $8.3 billion of primarily adjustable rate and fixed rate Alt-A mortgages and multi-family mortgages during the first six months of 2004. The following table presents selected financial data as of the dates indicated (dollars in thousands, except per share data and master servicing portfolio):

	As of and For the Quarter Ended,
	June 30, 2004	December 31, 2003	June 30, 2003
Book value per share	$11.19	$8.39	6.96
Return on average assets	3.92%	1.95%	1.65%
Return on average equity	92.81%	49.57%	40.36%
Assets to equity ratio	20.73:1	22.35:1	23.27:1
Debt to equity ratio	19.59:1	21.28:1	22.17:1
Mortgages owned 60+ days delinquent	$238,660	$175,313	$206,307
60+ day delinquency of mortgages owned	1.49%	1.79%	3.28%
Mortgages owned 90+ days delinquent and other real estate owned	$180,617	$140,369	$172,900
90+ days delinquency of mortgages owned and other real estate owned to total assets	1.05%	1.33%	2.11%
Master servicing portfolio (in billions)	$20,129	$13,920	$10,444

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

As of June 30, 2004, allowance for loan losses increased to $60.2 million as compared to $38.6 million as of December 31, 2003 as we retained $8.3 billion of mortgages year-to-date and increased allowance for loan losses accordingly. In addition, we established a specific allowance for loan losses in the amount of $8.0 million to provide for anticipated losses on the fraudulent warehouse advances, as discussed above, as we have deemed this amount to be non-collectible. In our opinion and in accordance with our loan loss allowance methodology, we believe that the present allowance for loan losses is adequate to provide for losses inherent in our loan portfolios.

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

Pay common and preferred stock dividends. We paid common stock dividends of $41.2 million and preferred stock dividends of $443,000 during the first six months of 2004. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. As such, we declared cash dividends of $1.40 per outstanding share during the first six months of 2004 on net earnings of $2.40 per diluted share. A portion of dividends paid to IMH’s common stockholders come from dividend distributions from the mortgage operations to IMH. During the first six months of 2004, the mortgage operations provided a dividend distribution of $15.0 million to IMH. However, because the mortgage operations may seek to retain earnings to fund the acquisition and origination of mortgages or to expand the mortgage operations, the board of directors of the mortgage operations may decide that the mortgage operations should cease making dividend distributions in the future. This could reduce the amount of taxable income that would be distributed to IMH stockholders in the form of dividends.

Our operating businesses are primarily funded as follows:

•	CMO borrowings and reverse repurchase agreements;

•	excess cash flows from our long-term mortgage portfolio;

•	sale and securitization of mortgages; and

•	cash proceeds from the issuance of securities.

CMO borrowings and reverse repurchase agreements. We use CMO borrowings and reverse repurchase agreements to fund substantially all warehouse financing to affiliates and non-affiliated clients and the acquisition and origination of mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase agreements with third party lenders. We primarily use committed and uncommitted repurchase facilities with major investment banks to finance substantially all warehouse financing, as needed. These reverse repurchase agreements may have certain covenant tests which we continue to satisfy. As of June 30, 2004, the warehouse lending operations had $2.15 billion of committed and uncommitted repurchase facilities with various lenders of which $1.56 billion was outstanding. Of total repurchase facilities, one of our lenders provides financing of up to $200.0 million to finance the origination of multi-family mortgages of which a substantial portion is committed.

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

In order to mitigate the liquidity risk associated with reverse repurchase agreements, we attempt to sell or securitize our mortgages between 15 to 45 days from acquisition or origination. Although securitizing mortgages more frequently adds operating and securitization costs, we believe the added cost is offset as liquidity is provided more frequently with less interest rate and price volatility, as the accumulation and holding period of mortgages is shortened. When we have accumulated a sufficient amount of mortgages, we seek to issue CMOs and convert short-term advances under reverse repurchase agreements to long-term CMO borrowings. The use of CMO borrowings provides the following benefits:

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

Cash proceeds from the issuance of securities. In December 2003, we filed with the SEC a shelf registration statement that allows us to sell up to $500.0 million of securities, including common stock, preferred stock, debt securities and warrants. In February 2004, we raised $106.5 million in net proceeds from the issuance of 5,750,000 new shares of common stock and in May and June of 2004 we raised $32.3 million in net proceeds from the issuance of 1,725,000 shares of common stock. In May 2004 we also raised $48.4 million in net proceeds from the issuance of 2,000,000 shares of 9.375% Series B Cumulative Redeemable Preferred Stock. In addition, pursuant to an equity distribution agreement entered into in May of 2004 with UBS Securities, LLC (“UBS”), we sold 5,208,000 shares of common stock and received net proceeds of $101.8 million during the second quarter of 2004. UBS Securities, LLC received a commission of 3% of the gross sales price per share of the shares of common stock sold pursuant to the equity distribution agreement, which amounted to an aggregate commission of $3.1 million. From July 1 to July 8, 2004, the remaining 992,000 shares of common stock were sold pursuant to the equity distribution agreement with net proceeds to us of $21.2 million and $654,000 in aggregate commissions to UBS. With the sale of the 6,200,000 shares, there are no shares of common stock remaining to be sold pursuant to the equity distribution agreement. By issuing new shares periodically throughout the year, we believe that we were able to utilize new capital more efficiently and profitably.

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

On July 22, 2004, we publicly announced that we had discovered accounting inaccuracies in previously reported financial statements. As a result, following consultation with our auditors, we decided to restate our financial statements for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003, the three and nine months ended September 30, 2003 and for each of the years ended December 31, 2003, 2002 and 2001. The restatements relate to a correction to our revenue recognition policy with respect to the cash sales of mortgage servicing rights to unrelated third parties when the mortgage loans are retained, our accounting for derivatives and interest rate risk management activities, the accounting for loan purchase commitments as derivatives and selected elimination entries to consolidate IFC with that of IMH. The effect of this restatement on net earnings (loss) for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003, the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002 and 2001 was an increase (decrease) of $(36.7) million, $(0.7) million, $2.4 million, $1.7 million, $11.2 million, $12.8 million, $21.7 million, $(34.6) million and $(35.4) million, respectively. Additionally, basic and diluted earnings per share (“EPS”) for the six months ended June 30, 2004 was corrected to $2.44 and $2.40, respectively, from $2.30 and $2.27, respectively.

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

The following table estimates the financial impact to base case, including net cash flows from derivatives, from various instantaneous and parallel shifts in interest rates based on both our on- and off-balance sheet structure as of the period indicated:

	Changes in base case as of June 30, 2004 (1)
	Base case, excluding net cashflow on derivatives		Net cash flow on derivatives	Base case, including net cash flow on derivatives
	($)	(%)	($)	($)	(%)
Instantaneous and Parallel Change in Interest Rates (2)
Up 300 basis points, or 3%	(206.7)	(62)	170.8	(35.9)	(12)
Up 200 basis points, or 2%	(121.7)	(37)	125.6	3.9	1
Up 100 basis points, or 1%	(62.4)	(19)	(56.9)	(5.4)	(2)
Down 100 basis points, or 1%	60.9	18	(56.9)	3.9	1
Down 200 basis points, or 2% (3)	n/a	n/a	n/a	n/a	n/a

(1)	The dollar and percentage changes represent base case for the next twelve months versus the change in base case in the various instantaneous and parallel interest rate change simulations, excluding the effect of amortization of loan discounts to base case.

(2)	Instantaneous and parallel interest rate changes over and under the projected forward yield curve.

(3)	The interest rate environment as of June 30, 2004 makes this simulation irrelevant as a 200 basis point downward shock to short-term interest rates would result in negative interest rates.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act, as of June 30, 2004. Based on their evaluation, our management concluded that our disclosure controls and procedures were ineffective.

Subsequent to filing our original annual report on Form 10-K and in connection with the preparation and review of our financial statements for the quarter ended June 30, 2004, management identified errors that led to a decision to restate our financial statements for the quarters ended March 31, 2004 and 2003 and for the years ended December 31, 2003, 2002 and 2001. The restatements and reclassifications are further discussed in Note A.2. – “Restatement of Consolidated Financial Statements” in our Notes to Consolidated Financial Statements.

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

In connection with restating our financial statements as provided in this report, our CEO and CFO, with the participation of other management, evaluated the effectiveness of our disclosure controls and procedures for the quarter ended June 30, 2004 and based on the evaluation by our CEO and CFO, they concluded that, as of the quarter ended June 30, 2004, there were certain deficiencies in some of our disclosure controls and procedures, which has resulted in a conclusion that such disclosure controls were ineffective.

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

Based in part upon these changes, our CEO and CFO believe that as of the filing date of this report on Form 10-Q/A, our disclosure controls and procedures are effective and are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company has not yet evaluated or tested the operating effectiveness of the matters listed above that have been and are being implemented to correct the referenced material weakness and significant deficiencies.

Changes in Internal Controls

During and subsequent to the second quarter of 2004 (specifically in August 2004), we began implementation of the changes discussed above which actions have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act).

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

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1		Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

3.1	(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1	(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1	(c)	Articles of Amendment for change of name to Charter of the Registrant (incorporated by reference to exhibit number 3.1(a) of the Registrant’s Current Report on Form 8-K, filed February 11, 1998).

3.1	(d)	Articles Supplementary and Certificate of Correction for Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1(d) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1	(e)	Articles Supplementary for Series B 10.5% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1b of the Registrant’s Current Report on Form 8-K, filed December 23, 1998).

3.1	(f)	Articles Supplementary for Series C 10.5% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1	(g)	Certificate of Correction for Series C Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1	(h)	Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on July 12, 2002, reclassifying Series C Preferred Stock of the Registrant (incorporated by reference to exhibit 9 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1	(i)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on July 17, 2002, increasing authorized shares of Common Stock of the Registrant (incorporated by reference to exhibit 10 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1	(j)	Resolution to Change Principal Officer or Resident Agent, filed with the State Department of Assessments and Taxation of Maryland on September 11, 2002 (incorporated by reference to exhibit 3.1(j) of the Registrant’s 10-K for the year ended December 31, 2002).

3.1	(k)	Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on May 26, 2004, designating the Registrant’s 9.375% Series B Cumulative Redeemable Preferred Stock, liquidated preference $25.00 per share, par value $0.01 per share (incorporated by reference to exhibit 3.8 of the Registrant’s Form 8-A/A, Amendment No. 1, filed June 30, 2004).

3.1	(l)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on June 22, 2004, amending and restating Article VII of the Registrant’s Charter (incorporated by reference to exhibit 7 of the Registrant’s Form 8-A/A, Amendment No. 1, filed June 30, 2004).

10.1	Amendment to Note dated June 30, 1999 between the Registrant and Impac Funding Corporation (previously filed on Form 10-Q for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on August 16, 2004).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

Date: October 22, 2004