Form 10-Q
period 2004-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2004-11-09
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 or

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

There were 70,636,530 shares of common stock outstanding as of November 5, 2004.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share data and preferred stock liquidation value)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$207,039	$127,381
CMO collateral	17,492,486	8,639,014
Mortgages held-for-investment	935,585	652,814
Finance receivables	587,096	630,030
Allowance for loan losses	(59,258)	(38,596)
Mortgages held-for-sale	742,684	397,618
Accrued interest receivable	78,392	39,347
Other assets	260,391	130,349

Total assets	$20,244,415	$10,577,957

LIABILITIES
CMO borrowings	$17,196,685	$8,489,853
Reverse repurchase agreements	2,120,834	1,568,807
Accumulated dividends payable	52,954	—
Other liabilities	87,774	46,510

Total liabilities	19,458,247	10,105,170

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none outstanding as of September 30, 2004 and December 31, 2003	—	—
Series B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000,000; 7,500,000 shares authorized; 2,000,000 shares and none issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	20	—
Common stock, $0.01 par value; 200,000,000 shares authorized and 70,605,694 and 56,368,368 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	706	564
Additional paid-in capital	951,463	629,662
Accumulated other comprehensive gain	439	4,356
Net accumulated deficit:
Cumulative dividends declared	(454,965)	(307,031)
Retained earnings	288,505	145,236

Net accumulated deficit	(166,460)	(161,795)

Total stockholders’ equity	786,168	472,787

Total liabilities and stockholders’ equity	$20,244,415	$10,577,957

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
INTEREST INCOME:
Mortgage assets	$209,773	$101,057	$504,286	$272,563
Other interest income	756	348	1,635	879

Total interest income	210,529	101,405	505,921	273,442

INTEREST EXPENSE:
CMO borrowings	97,965	42,834	215,146	126,742
Reverse repurchase agreements	16,978	8,970	36,594	23,066
Other borrowings	24	891	110	2,375

Total interest expense	114,967	52,695	251,850	152,183

Net interest income	95,562	48,710	254,071	121,259
Provision for loan losses	(229)	7,820	24,778	21,363

Net interest income after provision for loan losses	95,791	40,890	229,293	99,896

NON-INTEREST INCOME:
Gain (loss) on sale of loans	(5,923)	23,602	8,552	25,216
Equity in net earnings of Impac Funding Corporation	—	—	—	11,537
Gain on sale of investment securities	—	4,999	5,474	7,080
Mark-to-market loss – derivative instruments	(84,427)	(150)	(43,175)	(15,018)
Other income	1,945	(529)	6,060	680

Total non-interest income (loss)	(88,405)	27,922	(23,089)	29,495

NON-INTEREST EXPENSE:
Personnel expense	13,733	10,551	43,747	12,027
General and administrative and other expense	3,795	2,884	11,278	3,792
Amortization and impairment of mortgage servicing rights	1,870	1,203	4,348	1,203
Equipment expense	1,011	695	2,625	841
Occupancy expense	890	735	2,588	856
Data processing expense	798	743	2,576	966
Write-down on investment securities available-for-sale	—	180	—	180
Professional services	(493)	1,461	1,669	2,643
Gain on disposition of other real estate owned	(819)	(642)	(3,569)	(1,076)
Provision for repurchases	(828)	586	(372)	586

Total non-interest expense	19,957	18,396	64,890	22,018

Net earnings (loss) before income taxes	(12,571)	50,416	141,314	107,373
Income taxes (benefit)	(3,254)	5,844	(1,955)	5,844

Net earnings (loss)	(9,317)	44,572	143,269	101,529
Cash dividends on cumulative redeemable preferred stock	(1,172)	—	(1,615)	—

Net earnings (loss) available to common stockholders	$(10,489)	$44,572	$141,654	$101,529

NET EARNINGS (LOSS) PER SHARE:
Basic	$(0.15)	$0.86	$2.18	$2.04

Diluted	$(0.15)	$0.84	$2.14	$2.00

DIVIDENDS PER COMMON SHARE	$0.75	$0.50	$2.15	$1.50

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Net earnings (loss)	$(9,317)	$44,572	$143,269	$101,529
Unrealized holding losses on securities arising during period	(439)	(983)	(470)	(2,041)
Less: Reclassification of gains included in net earnings	—	(842)	(3,447)	(743)

Net unrealized losses arising during period	(439)	(1,825)	(3,917)	(2,784)

Comprehensive earnings (loss)	$(9,756)	$42,747	$139,352	$98,745

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2004	2003
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$143,269	$101,529
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in net earnings of Impac Funding Corporation	—	(11,537)
Provision for loan losses	24,778	21,363
Amortization of CMO premiums and deferred securitization costs	103,186	29,558
Gain on disposition of other real estate owned	(3,569)	(1,076)
Gain on sale of loans	(8,552)	(25,216)
Unrealized mark-to-market loss – derivative instruments	(24,035)	(21,418)
Net change in investment in and advances to Impac Funding Corporation	—	16,968
Purchase of mortgages held-for-sale	(15,851,639)	(6,408,208)
Sale and principal reductions on mortgages held-for-sale	15,512,193	6,312,423
Net change in deferred taxes	(19,705)	(13,646)
Gain on sale of investment securities available-for-sale	(5,474)	(7,080)
Depreciation and amortization	2,492	790
Write-down of investment securities available-for-sale	—	180
Amortization and impairment of mortgage servicing rights	4,348	1,203
Net change in accrued interest receivable	(39,045)	(5,280)
Net change in other assets and liabilities	(38,906)	22,820

Net cash provided by (used in) operating activities	(200,659)	13,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in CMO collateral	(8,957,072)	(2,290,121)
Net change in finance receivables	42,934	12,939
Purchase of premises and equipment	(5,412)	(425)
Net change in mortgages held-for-investment	(289,020)	(108,412)
Sale of investment securities available-for-sale	1,710	5,232
Cash received from acquisition of Impac Funding Corporation	—	23,510
Purchase of investment securities available-for-sale	(3,920)	—
Dividend from Impac Funding Corporation	—	11,385
Net change in mortgage servicing rights	(6,768)	(1,618)
Net principal reductions on investment securities available-for-sale	6,112	12,512
Proceeds from the sale of other real estate owned, net	30,384	25,113

Net cash used in investing activities	(9,181,052)	(2,309,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements and other borrowings	552,027	67,978
Proceeds from CMO borrowings	12,024,545	3,971,993
Repayment of CMO borrowings	(3,341,657)	(1,763,432)
Dividends paid common stock	(93,365)	(71,704)
Dividends paid preferred stock	(1,615)	—
Proceeds from sale of common stock	138,553	37,776
Proceeds from sale of common stock via equity distribution agreement	133,671	54,613
Proceeds from sale of cumulative redeemable preferred stock	48,285	—
Proceeds from exercise of stock options	925	3,702

Net cash provided by financing activities	9,461,369	2,300,926

Net change in cash and cash equivalents	79,658	4,414
Cash and cash equivalents at beginning of period	127,381	113,345

Cash and cash equivalents at end of period	$207,039	$117,759

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2004	2003
		(as restated)
SUPPLEMENTARY INFORMATION:
Interest paid	$250,151	$160,898
Taxes paid	26,614	18,135
NON-CASH TRANSACTIONS:
Transfer of mortgages to other real estate owned	$27,181	$26,678
Dividends declared and unpaid	52,954	26,535
Net change in comprehensive earnings	(3,917)	(2,784)

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

The accompanying unaudited consolidated financial statements of IMH and our subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The Company’s results of operations reflect the consolidation of IFC on July 1, 2003. On July 1, 2003, IMH entered into a stock purchase agreement with Joseph R. Tomkinson, our Chairman, Chief Executive Officer and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, our Executive Vice President and Chief Financial Officer is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750 thousand. Messr’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust each owned one-third of the outstanding common stock of IFC. Mr. Tomkinson elected to receive $125 thousand worth of his consideration for the sale of his IFC shares of common stock in the form of 7,687 shares of IMH common stock. The fairness opinion related to the purchase price of IFC, which opinion was rendered by an independent financial advisor, and the subsequent transaction were each approved by our board of directors. As a result of acquiring 100% of IFC’s common stock on July 1, 2003, IMH owns all of the common stock and preferred stock of IFC and began to consolidate IFC as of that date. As such, the consolidated financial statements for the three and nine months ended September 30, 2004 and the three months ended September 30, 2003 (consolidation periods) reflect the results of operations of IFC on a consolidated basis. The consolidated financial statements for the nine months ended September 30, 2003 (non-consolidation periods) include the results of operations of IFC for the six months ended June 30, 2003 as equity in net earnings of IFC.

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

The long-term investment operations primarily invest in adjustable rate and fixed rate Alt-A mortgages that are acquired and originated by the mortgage operations. The long-term investment operations also originate small-balance, multi-family residential mortgages (multi-family mortgages). Mortgage balances generally range from $250 thousand to $3.0 million. Multi-family mortgages generally have interest rate floors, which are equal to the initial start rate, and prepayment penalty periods of 3, 5 and 7 years. Multi-family mortgages provide greater asset diversification on our balance sheet as multi-family mortgage borrowers typically have higher credit scores and multi-family mortgages generally have lower loan-to-value ratios (LTV ratios) and longer expected lives than Alt-A mortgages. This business primarily generates net interest income on mortgages held-for-investment and mortgages held as CMO collateral (long-term mortgage portfolio). Investment in Alt-A and multi-family mortgages is financed with collateralized mortgage obligations (CMO) financing, warehouse facilities and proceeds from the sale of capital stock.

The mortgage operations, a taxable REIT subsidiary (TRS), acquire, originate, sell and securitize primarily adjustable rate and fixed rate Alt-A mortgages and, to a lesser extent, sub-prime mortgages (B/C mortgages) from correspondents, mortgage brokers and retail customers. The mortgage operations acquire Alt-A mortgages from its network of third party correspondents. Correspondents originate and close mortgages under its mortgage programs on a loan-by-loan basis (flow acquisitions) or through bulk purchase commitments (bulk acquisitions). Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations acts as an intermediary between the originators of mortgages that do not meet the guidelines for purchase by Fannie Mae and Freddie Mac and permanent investors in mortgage-backed securities secured by or representing an ownership interest in mortgages. The mortgage operations generate income by securitizing and selling mortgages to permanent investors. This business also earns revenue from fees associated with mortgage servicing rights (MSR), master servicing agreements and interest income earned on mortgages held-for-sale. The mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

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

2. Restatement of Consolidated Financial Statements

The unaudited consolidated statements of operations and unaudited consolidated statements of comprehensive earnings for the three and nine months ended September 30, 2003 and the unaudited statements of cash flows for the nine months ended September 30, 2003 have previously been restated. The effect of this restatement on net earnings (loss) for the three and nine months ended September 30, 2003 was an increase of $11.2 million and $12.8 million, respectively. The consolidated financial statements in this document include restatements and reclassifications as previously filed in our Form 10-Q/A for the quarter ended June 30, 2004 and Form 10-K/A for the year ended December 31, 2003. The restatements were necessary to conform with accounting principles generally accepted in the United States of America (GAAP) as follows:

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

•	Correct our accounting for derivative financial instruments and hedging activities. We enter into forward purchase commitments on mortgage loans both to be held for sale and held for investment, in addition to our origination pipeline. Previously, certain purchase commitments were not accounted for as derivatives. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and Statement of Financial Accounting Standards No. 149 “Amendment of FASB Statement No. 133 on Derivatives and Hedging Activities” (SFAS 149), we believed that such instruments met the definition of a derivative and as such, they should have been carried at their fair value with changes in fair value recognized in earnings. In addition, we enter into derivative contracts to manage the various risks associated with certain specific liabilities. On the date we enter into these derivative contracts, the derivatives were designated as a hedge of the variability in expected future cash flows associated with a financing obligation or future liability (a “cash flow” hedge). Any change in value associated with a cash flow hedge derivative was previously recorded as an increase or decrease in accumulated other comprehensive income. Upon our review, we now believe that the documentation of cash flow hedge accounting relationships was deficient as to the specificity of the underlying hedged transaction in order to assess hedge effectiveness and the measurement of ineffectiveness as required by the stringent applicable accounting standard, SFAS 133. As such, we made the determination that it is not appropriate to apply cash flow hedge accounting in accordance with SFAS 133 for purposes of GAAP financial statements. However, we will continue to apply hedge accounting for purposes of preparing our tax returns and managing our REIT tests, for which the standards are different to achieve hedge accounting. This correction resulted in our recording all changes in fair value of hedge derivatives as a current period expense or revenue and not as an adjustment to accumulated other comprehensive income;

•	Change our classification of certain interest rate derivative gains and losses to non-interest income as opposed to an adjustment to the interest yield on mortgages held for long-term investment as a result of the elimination of cash flow hedging, as stated above. We purchase derivatives to manage our exposure to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO and warehouse borrowings, as changing interest rates affect cash flows on CMO and warehouse borrowings. Historically, cash payments received and made on derivatives were recorded as an adjustment to the interest yield on mortgages held for long-term investment on the consolidated financial statements. Due to the restatement discussed above relating to derivatives, rather than the Company reclassifying cash payments received and made on derivatives as an adjustment to the interest yield on CMO and warehouse borrowings, we have now recorded the total change in fair value of the derivatives (cash payments plus unrealized gains and losses) as mark-to-market gains (losses) - derivative instruments in the statements of operations;

•	Correct our accounting for certain inter-company transactions. Prior to the consolidation of IFC on July 1, 2003, certain significant inter-company balance sheet and income statement items of the mortgage operations were presented on an unconsolidated basis. The significant transactions primarily include advances made to the mortgage operations in the form of finance receivables, which have now been reclassified to investment in and advances to IFC in prior period financial statements. In addition, inter-company balance sheet and income statement eliminations include other interest income and expense as a result of inter-company borrowings, non-interest income as a result of inter-company fees associated with finance receivables and inter-company expense allocations, which were all eliminated through equity in net earnings of IFC, which also changes amounts reported in “Investment in and advances to Impac Funding Corporation” on the consolidated financial statements. These elimination entries have no effect on total stockholders’ equity or net earnings; and

•	Reclassify derivative financial instruments (“derivatives”) in other assets and other liabilities on our consolidated balance sheet. Previously, we included the fair value of derivatives, including cash and cash equivalents in margin accounts, in various balance sheet items including CMO collateral, mortgages held-for-sale, derivative assets, other assets and other liabilities. We now include positive fair values of derivatives in other assets and negative fair values of derivatives in other liabilities on our consolidated balance sheet.

The following tables present the consolidated statements of operations and comprehensive earnings for the three- and nine months ended September 30, 2003 and the consolidated statements of cash flows for the nine months ended September 30, 2003 that were affected by the correction and reclassification entries:

Consolidated Statements of Operations

	For the Three Months Ended September 30, 2003		For the Nine Months Ended September 30, 2003
	As Restated	As Previously Reported	As Restated	As Previously Reported
Interest on mortgage assets	$101,057	$86,325	$272,563	$244,569
Total interest income	101,405	86,674	273,442	246,377
Interest on CMO borrowings	42,834	45,567	126,742	135,950
Interest on reverse repurchase agreements	8,970	8,971	23,066	23,066
Interest on other borrowings	891	891	2,375	2,705
Total interest expense	52,695	55,429	152,183	161,721
Net interest income	48,710	31,245	121,259	84,656
Net interest income after provision for loan losses	40,890	23,425	99,896	63,293
Gain on sale of loans	23,602	33,900	25,216	35,514
Other income	(529)	(529)	680	1,607
Equity in net earnings of IFC	—	—	11,537	16,698
Mark-to-market loss – derivative instruments	(150)	(156)	(15,018)	(156)
Total non-interest income	27,922	36,916	29,495	57,364
Personnel expense	—	—	12,027	12,045
General and administrative and other expense	—	—	3,792	4,994
Professional services	—	—	2,643	2,854
Total non-interest expense	18,396	18,552	22,018	23,605
Net earnings before income taxes	50,416	41,789	107,372	97,052
Income taxes	5,844	8,372	5,843	8,372
Net earnings	44,572	33,417	101,529	88,680
Net earnings per share:
Net earnings per share – basic	0.86	0.64	2.04	1.78
Net earnings per share – diluted	0.84	0.63	2.00	1.75

Consolidated Statements of Comprehensive Earnings

	For the Three Months Ended September 30, 2003		For the Nine Months Ended September 30, 2003
	As Restated	As Previously Reported	As Restated	As Previously Reported
Net earnings	$44,572	$33,417	$101,529	$88,680
Unrealized holding gains (losses) on securities arising during period	(983)	1,602	(2,041)	(528)
Unrealized holding gains on hedging instruments arising during period	—	12,252	—	19,506
Reclassification of gains included in net earnings	(842)	(1,832)	(743)	(743)
Net unrealized gains (losses) arising during period	(1,825)	12,022	(2,784)	18,235
Comprehensive earnings	42,747	45,439	98,745	106,915

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2003
	As Restated	As Previously Reported
Net earnings	$101,529	$88,680
Equity in net earnings of Impac Funding Corporation	(11,537)	(16,698)
Amortization of CMO premiums and deferred securitization costs	29,558	48,359
Gain on disposition of other real estate owned	(1,076)	1,076
Net change in deferred revenue	—	(6,365)
Gain on sale of loans	(25,216)	35,514
Unrealized mark-to-market loss – derivative instruments	(21,418)	—
Net change in investment in and advances to Impac Funding Corporation	16,968	—
Purchase of mortgages held-for-sale	(6,408,208)	(2,782,609)
Sale and principal reductions on mortgages held-for-sale	6,312,423	2,626,588
Net change in deferred taxes	(13,646)	10,417
Gain on sale of investment securities available-for-sale	(7,080)	(3,545)
Depreciation and amortization	790	666
Net change in accrued interest receivable	(5,280)	(4,375)
Net change in other assets and liabilities	22,820	6,865
Net cash provided by operating activities	13,373	27,319
Net change in CMO collateral	(2,290,121)	(2,328,266)
Net change in finance receivables	12,939	34,408
Purchase of premises and equipment	(425)	(301)
Net principal reductions on investment securities available-for-sale	12,512	6,206
Proceeds from the sale of other real estate owned, net	25,113	22,961
Net cash used in investing activities	(2,309,885)	(2,489,298)
Net change in reverse repurchase agreements and other borrowings	67,978	67,651
Repayment of CMO borrowings	(1,763,432)	(1,752,041)
Net cash provided by financing activities	2,300,926	2,310,372

3. Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash and money market mutual funds. Investments with maturities of three months or less at date of acquisition are considered to be cash equivalents.

4. Investment Securities Available-for-Sale

Investment securities are classified as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment securities are reported at amortized cost, available-for-sale securities are recorded at fair value with unrealized gains and losses as a separate component of stockholders’ equity and trading securities are recorded at fair value with unrealized gains and losses reported in earnings. Gains and losses recorded on sale of investment securities available-for-sale are based on the specific identification method. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investments securities may be subject to credit, interest rate and/or prepayment risk. As of September 30, 2004 and December 31, 2003, investment securities available-for-sale were $11.1 million and $13.4 million, respectively. Gross realized gains from the sale of investment securities available-for-sale were none and $5.1 million during the three and nine months ended September 30, 2004. In addition, during the nine months ended September 30, 2004, we received $389 thousand of recoveries on investment securities available-for-sale that were written-off in prior periods.

5. Mortgages Held-for-Sale

The mortgage operations recognize gains or losses on the sale of mortgages when the sales transaction settles or upon the securitization of the mortgages when the risks of ownership have passed to the purchasing party. Mortgages held for sale consist primarily of Alt-A mortgages, which are secured by one-to-four family residential real estate located throughout the United States. The mortgage operations acquire and originate mortgages generally with the intent to sell them in the secondary market or to the long-term investment operations. Mortgages held for sale are carried at the lower of cost or market. We determine the fair value of mortgages held for sale using current secondary market prices for loans with similar types, maturities and credit quality.

We securitize mortgages in the form of real estate mortgage investment conduits (REMICs) and recognize gain or loss on sale of mortgages held for sale. SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 140 requires a “true sale” analysis of the treatment of the transfer under law as if the Company was a debtor under the bankruptcy code. A “true sale” legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor and the nature of retained servicing rights. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether de-recognition of assets is warranted, including whether the special-purpose entity (SPE) has complied with rules concerning qualifying special-purpose entities.

A legal opinion regarding legal isolation for each securitization is obtained by the Company. This “true sale” opinion provides reasonable assurance the purchased assets would not be characterized as the property of the transferring Company’s receivership or conservatorship estate in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event.

The securitization process involves the sale of loans to one of our wholly-owned bankruptcy remote special-purpose entities which then sells the loans to a separate, transaction-specific securitization trust in exchange for cash and certain trust interests that we retain. The securitization trust issues and sells undivided interests to third party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests, which commonly include senior and subordinated classes, are usually represented by certificates with varying interest rates and are secured by the payments on the loans acquired by the trust. The senior class securities are usually rated “AAA” by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide funding support to either the third party investors or the securitization trusts. The third party investors or the securitization trusts generally have no recourse to our assets or us and have no ability to require us to repurchase their securities other than the standard representations and warranties. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty we may be required to repurchase the loan from the securitization trust. We do not guarantee any certificates issued by the securitization trusts. The securitization trusts represent “qualified special-purpose entities” under SFAS 140, and are therefore not consolidated for financial reporting purposes.

In addition to the cash the securitization trust pays for the loans, we may retain certain interests in the securitization trust as part of the trust’s payment to us for the loans. These retained interests may include subordinated classes of securities, interest-only securities, residual securities and master servicing rights. These retained interests are included in securities available for sale and other assets on the consolidated balance sheets. Transaction costs associated with the securitizations are recognized as a component of the gain or loss at the time of sale.

Our recognition of gain or loss on the sale of loans from REMIC securitizations is accounted for in accordance with SFAS 140. At the closing of each securitization, mortgages held-for-sale are removed from the consolidated balance sheets and cash received and a portion of the mortgages retained from the securitizations (retained interests) are added to the balance sheet. The carrying value of the mortgages sold is allocated between the loans sold and the retained interests based on their relative fair values.

6. Master Servicing Rights

Master servicing rights on mortgages that we sell are generally retained. In addition, master servicing rights are retained when mortgage servicing rights are sold and the corresponding mortgages are retained. Master servicing fees receivable represent the present value of the difference between (1) the interest rate on mortgages acquired or originated, and (2) the interest rate received by investors who purchase the securities backed by such loans in excess of the normal loan servicing fees charged by either the mortgage operations on loans acquired “servicing released” or correspondents who sold mortgages to the mortgage operations with “servicing retained.” Master servicing fees receivable have characteristics similar to interest-only securities. Accordingly, master servicing fees receivable have many of the same risks inherent in interest-only securities, including the risk that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. Accordingly, if the mortgage operations had to sell these receivables, the value received may be at or above the values at which the mortgage operations carries them on the balance sheet. In determining present value of future cash flows, management uses a market discount rate. Prepayment assumptions are based on recent evaluations of the actual prepayments of the mortgage operations servicing portfolio or on market prepayment rates on new portfolios and the interest rate environment at the time the master servicing fees receivable are created. We subcontract substantially all servicing obligations to independent third parties pursuant to sub-servicing agreements. However, master servicing rights on substantially all mortgage acquisitions and originations are retained. Master servicing fees are generally 0.03% per annum on the declining principal balances of the mortgages serviced. The value of master servicing fees is subject to prepayment and interest rate risks on the transferred financial assets.

7. CMO Collateral and Mortgages Held-for-Investment

The long-term investment operations invest in primarily adjustable rate and, to a lesser extent, fixed rate Alt-A mortgages and multi-family mortgages to be held for long-term investment. CMO collateral and mortgages held-for-investment are recorded at amortized cost, including adjustments for derivative gain or loss during the commitment period, as of the date of purchase. CMO collateral is recorded in IMH Assets, a special purpose financing subsidiary which is used to issue CMO financing. CMO collateral and mortgages held-for-investment include various types of adjustable rate and fixed rate first trust deed mortgages secured by single-family residential real estate properties acquired and originated by the mortgage operations, multi-family residential real estate properties originated by IMCC and, to a lesser extent, fixed rate second trust deeds secured by single-family residential real estate properties. Any premiums and discounts, which may result from the acquisition of mortgages, derivative gain or loss during the commitment period or the sale of MSRs when the mortgages are retained, are amortized to interest income over their estimated lives using the interest method as an adjustment to the yield of the mortgage. CMO collateral and mortgages held-for-investment are continually evaluated for collectibility and, if appropriate, the mortgage may be placed on non-accrual status, generally when the mortgage is 90 days past due, and previously accrued interest is reversed from income.

8. Finance Receivables

Finance receivables represent transactions with customers, including affiliated companies, involving residential real estate lending. As a warehouse lender, the warehouse lending operations is a secured creditor of the mortgage bankers to which it extends credit and is subject to the risks inherent in that status, including the risk of borrower fraud, default and bankruptcy. Any claim of the warehouse lending operations as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Finance receivables represent warehouse lines of credit with mortgage bankers that are collateralized by mortgages on single-family residential real estate. Finance receivables are stated at the principal balance outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the underlying agreements.

9. Allowance for Loan Losses

An allowance is maintained for losses on mortgages held-for-investment, mortgages held as CMO collateral and finance receivables (loans provided for) at an amount that management believes provides for losses inherent in those loan portfolios. We are utilizing a methodology designed to analyze the actual loss history experienced on the various loan portfolios to determine the amount of allowance that is necessary. Management believes that utilizing this methodology to determine the amount of inherent losses in the portfolio at the end of each reporting period is appropriate. Management reviews the methodology on a periodic basis to ensure that the methodology provides the best estimate of its allowance for loan losses. The methodology used to determine the appropriate allowance takes into consideration the following factors:

•	actual loss histories;

•	stratification of the loan portfolio based on homogeneous risk characteristics;

•	changes in the nature and volume of the loan portfolios;

•	trends in the value of collateral and delinquency levels; and

•	current economic conditions that may affect the borrowers’ ability to pay.

Additions to the allowance are provided through a charge to earnings. Specific valuation allowances may be established for loans or finance receivables that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs. Subsequent recoveries of amounts previously charged off are credited to the allowance.

For loans on non-accrual status, cash receipts are applied, and interest income is recognized, on a cash basis. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the mortgage.

10. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically, three to ten years.

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

When we issue CMOs for financing purposes, we seek an investment grade rating for our CMOs by nationally recognized rating agencies. To secure such ratings, it is often necessary to pledge collateral in excess of the principal amount of the CMOs to be issued, or to obtain other forms of credit enhancement such as additional mortgage or bond insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided, the interest rates paid, the geographic concentration of the mortgaged property securing the collateral and other criteria established by the rating agencies. The pledge of additional collateral reduces our capacity to raise additional funds through short-term secured borrowings or additional CMOs and diminishes the potential expansion of our long-term mortgage portfolio. Our total loss exposure is limited to the net economic investment in CMOs at any point in time.

Certain CMO borrowings are guaranteed to certificate holders by a bond insurer, which can give the CMOs the highest rating established by nationally recognized rating agencies. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgages collateralizing such debt. Cash or other collateral may be required to be pledged as a condition to receiving the desired rating on the debt.

12. Gain on Sale of MSRs

The long-term investment operations structures CMO securitizations as financing arrangements and recognizes no gain or loss on the transfer of mortgage assets. On or about the date of CMO securitizations, the mortgage operations sell the MSRs to third parties while IMH retains the mortgages on the balance sheet. Gains or losses on the sale of MSRs are recognized after allocating the previous carrying value of the mortgage between the MSRs sold and the mortgages retained by IMH, based on their relative fair values, in accordance with SFAS 140.

13. Income Taxes

We operate so as to qualify as a REIT under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of IMH’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders, of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining 5% balance may be extended until timely filing of our tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income. If in any tax year IMH should not qualify as a REIT, we would be taxed as a corporation and distributions to stockholders would not be deductible in computing taxable income. If IMH were to fail to qualify as a REIT in any tax year, we would not be permitted to qualify for that year and the succeeding four years. As of December 31, 2003, we had federal and state net operating loss tax carry-forwards of $18.7 million that are available to offset future taxable income through 2020.

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

The Company applies APB Opinion No. 25 in accounting for our stock plans. If compensation cost for our stock-based compensation plans had been determined consistent with SFAS 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Net earnings (loss) as reported	$(9,317)	$44,572	$143,269	$101,529
Less: Total stock-based employee compensation expense using the fair value method	(537)	(289)	(1,120)	(868)

Pro forma net earnings (loss)	$(9,854)	$44,283	$142,149	$100,661

Net earnings (loss) per share as reported:
Basic	$(0.15)	$0.86	$2.18	$2.04

Diluted	$(0.15)	$0.84	$2.13	$2.00

Pro forma net earnings (loss):
Basic	$(0.16)	$0.85	$2.16	$2.03

Diluted	$(0.16)	$0.83	$2.11	$1.99

During the periods in which the mortgage operations was accounted for under the equity method, grants of stock options by IMH to IFC employees were not accounted for under APB Opinion No. 25 but were accounted for at fair value consistent with the provisions specified under SFAS 123. There were 1.5 million stock options granted during each of the nine months ended September 30, 2004 and 2003. Pro forma net earnings and net earnings per share reflect the amortization of previously granted stock options, which are amortized as expense over the stock option life in determining the pro forma impact.

16. Derivative Instruments

SFAS 133 establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction. For derivatives that are accounted for as free standing derivatives, any change in fair value is recorded as non-interest income in the current period.

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

To mitigate exposure to the effect of changing interest rates on cash flows on CMO and warehouse borrowings, we may purchase derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). A cap or floor is a contractual agreement for which we may receive or pay a fee. If prevailing interest rates reach levels specified in the cap or floor agreement, we may either receive or pay cash. A swap is generally a contractual agreement that obligates one party to receive or make cash payments based on an adjustable rate index and the other party to receive or make cash payments based on a fixed rate. Swaps have the effect of fixing borrowing costs on a similar amount of debt and, as a result, can reduce the interest rate variability of borrowings. Our objective is to lock in a reliable stream of cash flows when interest rates fall below or rise above certain levels. For instance, when interest rates rise, borrowing costs may increase at greater speeds than the underlying collateral supporting the borrowings. These derivative instruments limit exposure to the variability of forecasted cash flows attributable to CMO and warehouse borrowings and protect net interest income by providing cash flows at certain triggers during changing interest rate environments. In all interest rate-hedging transactions, counter-parties must have a highly-rated credit rating as determined by various credit rating agencies.

Under SFAS 133, an entity that elects to apply hedge accounting is required to identify the hedged transaction and the hedging instrument and establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging relationships and the measurement and approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing interest rate risk. This statement was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We can expect high effectiveness of our hedging relationships since the hedged items, CMO and warehouse borrowings, and the hedging derivative instrument are all based on one-month LIBOR and reset monthly on similar dates. While these relationships have not been formally documented as cash flow hedging relationships and, consequently, the derivatives have been accounted for as free-standing derivatives for accounting purposes, we believe that they are economic hedges that effectively manage interest rate risks associated with our borrowing costs. These derivatives are recorded at fair value with changes in fair value reported as mark-to-market gain (loss) – derivative instruments on the consolidated financial statements. The determination to treat these hedges as free-standing derivatives as opposed to cash flow hedges is primarily based upon the stringent documentation burden placed upon us to maintain cash flow hedge accounting. The accounting treatment has no effect on taxable income which is how we determine our dividend policy. In future periods, we may choose to comply with such documentation standards in order to achieve hedge accounting treatment.

The mortgage operations enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). We also enter into commitments to purchase mortgage loans through our correspondent channel (purchase commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. In addition, purchase commitments for mortgage loans that are intended to be sold and those that will be held for investment purposes can qualify as derivatives. Both types of commitments to purchase loans are evaluated under the definition of a derivative to determine whether SFAS 133 is applicable. Rate lock and purchase commitments that are considered to be derivatives are recorded, at fair value, on the consolidated statements of financial condition with changes in fair value recorded in mark-to-market gain (loss)-derivative instruments on the consolidated statements of operations. In measuring the fair value of rate lock and purchase commitments, the amount of the expected servicing rights is not included in the valuation. This value is calculated and adjusted using an anticipated fallout factor for loan commitments that are not expected to be funded. This policy of recognizing the value of the derivative has the effect of recognizing a gain or loss on the related mortgage loans based on changes in the interest rate environment before the mortgage loans are funded and sold. As such, both rate lock and purchase commitments expose us to interest rate risk. We manage that risk by entering into various interest rate contracts that are also recorded at fair value with changes in fair value reported in mark-to-market gain (loss)-derivative instruments.

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

Included in other assets on the consolidated balance sheets as of September 30, 2004 and December 31, 2003 are $77.0 million and $33.6 million of derivative assets, respectively. Derivative assets include cash and marketable securities, net of current mark-to-market adjustments, balances placed with third parties of $37.8 million as of September 30, 2004 and $23.5 million as of December 31, 2003. Included in other liabilities on the consolidated balance sheets as of September 30, 2004 and December 31, 2003 are $21.8 million and $14.7 million of derivative liabilities, respectively.

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

Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105), clarifies the SEC’s position on the accounting and valuation for commitments to originate mortgage loans held-for-sale. Consistent with SFAS 149, SAB 105 states that loan commitments are treated as derivative instruments. SAB 105 requires that in valuing these loan commitments entities should not include cash flows associated with servicing as to do so would result in the recognition of servicing assets prior to the sale or securitization of funded loans. This valuation methodology limits a company’s ability to record an asset for its mortgage pipeline at the transaction date even when the total fair value may include servicing-related acquisition premium. Prior to the issuance of SAB 105, each reporting period the mortgage operations recorded the fair value of its mortgage pipeline, inclusive of changes in benchmark interest rates and acquisition premiums. Subsequent to SAB 105, as of April 1, 2004 we record the fair value change of the mortgage pipeline based solely on interest rate fluctuations from the date of rate-lock to the applicable reporting date.

Note B—Reconciliation of Earnings per Share

The following table presents the computation of basic and diluted net earnings per share as if all stock options were outstanding for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Numerator for earnings (loss) per share:
Net earnings (loss)	$(9,317)	$44,572	$143,269	$101,529
Less: Cash dividends on cumulative redeemable preferred stock	(1,172)	—	(1,615)	—

Net earnings (loss) available to common stockholders	$(10,489)	$44,572	$141,654	$101,529

Denominator for earnings (loss) per share:
Basic weighted average number of common shares outstanding	70,573	52,008	65,106	49,707
Net effect of dilutive stock options	—	1,135	1,149	1,003

Diluted weighted average common and common equivalent shares	70,573	53,143	66,255	50,710

Net earnings (loss) per share:
Basic	$(0.15)	$0.86	$2.18	$2.04

Diluted	$(0.15)	$0.84	$2.14	$2.00

Because we reported a net loss per share during the three months ended September 30, 2004, we had 1.3 million stock options outstanding that were anti-dilutive. In addition, 341 thousand and 4 hundred stock options outstanding during the nine months ended September 30, 2004 and 2003, respectively, were anti-dilutive and not considered in the calculation of diluted weighted average common and common equivalent shares as the exercise price of the stock options were greater than the average market price during the periods.

Note C—Segment Reporting

Management internally reviews and analyzes its operating segments as follows:

•	long-term investment operations invest primarily in adjustable rate and, to a lesser extent, fixed rate Alt-A mortgages and multi-family mortgages;

•	warehouse lending operations provide warehouse and repurchase financing to affiliated companies and to approved mortgage bankers, some of which are clients of the mortgage operations, to finance mortgages; and

•	mortgage operations acquire and originate adjustable rate and fixed rate and, to a lesser extent, B/C mortgages from its network of third party correspondents, mortgage brokers and retail customers.

The following table presents business segments as of and for the nine months ended September 30, 2004 (in thousands):

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company (1)	Consolidated
Balance Sheet Items:
CMO collateral and mortgages held-for-investment	$18,551,115	$—	$—	$(123,044)	$18,428,071
Mortgages held-for-sale	—	—	742,684	—	742,684
Finance receivables	—	2,250,458	—	(1,663,362)	587,096
Total assets	19,603,557	2,229,002	879,032	(2,467,176)	20,244,415
Total stockholders’ equity	650,869	149,245	(13,946)	—	786,168
Income Statement Items:
Net interest income	$172,511	$33,608	$12,881	$35,071	$254,071
Provision for loan losses	19,050	5,728	—	—	24,778
Non-interest income (loss)	(33,477)	7,505	37,954	(35,071)	(23,089)
Non-interest expense and income taxes	3,628	4,870	54,437	—	62,935

Net earnings (loss)	$116,356	$30,515	$(3,602)	$—	$143,269

The following table presents business segments for the three months ended September 30, 2004 (in thousands):

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company (1)	Consolidated

Income Statement Items:
Net interest income	$60,441	$15,642	$4,835	$14,644	$95,562
Provision for loan losses	918	(1,147)	—	—	(229)
Non-interest income (loss)	(78,904)	2,740	2,403	(14,644)	(88,405)
Non-interest expense and income taxes	1,918	1,667	13,118	—	16,703

Net earnings (loss)	$(21,299)	$17,862	$(5,880)	$—	$(9,317)

The following table presents business segments as of and for the nine months ended September 30, 2003 (as restated, in thousands):

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company (1)	Consolidated

Balance Sheet Items:
CMO collateral and mortgages held-for-investment	$7,571,005	$—	$—	$(60,015)	$7,510,990
Mortgages held-for-sale	—	—	573,645	—	573,645
Finance receivables	—	1,288,972	—	(637,981)	650,991
Total assets	8,056,562	1,347,623	715,794	(1,136,292)	8,983,687
Total stockholders’ equity	265,967	110,886	25,148	—	402,001
Income Statement Items:
Net interest income	$92,242	$21,078	$10,430	$(2,491)	$121,259
Provision for loan losses	19,424	1,939	—	—	21,363
Non-interest income (loss)	(6,203)	4,235	69,582	(38,119)	29,495
Non-interest expense and income taxes	3,905	3,749	60,714	(40,506)	27,862

Net earnings (loss)	$62,710	$19,625	$19,298	$(104)	$101,529

The following table presents business segments for the three months ended September 30, 2003 (as restated, in thousands):

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company (1)	Consolidated

Income Statement Items:
Net interest income	$30,909	$8,074	$4,238	$5,489	$48,710
Provision for loan losses	7,072	748	—	—	7,820
Non-interest income (loss)	5,532	1,536	26,343	(5,489)	27,922
Non-interest expense and income taxes	1,251	1,350	21,639	—	24,240

Net earnings (loss)	$28,118	$7,512	$8,942	$—	$44,572

(1)	Elimination of inter-company balance sheet and income statement items.

Note D—Mortgages Held-for-Sale

Mortgages held-for-sale are primarily adjustable rate and fixed rate Alt-A mortgages and, to a lesser extent, B/C mortgages acquired and originated by the mortgage operations and secured by first and second liens on single-family residential real estate properties. As of September 30, 2004 and December 31, 2003, approximately 59% and 61%, respectively, of mortgages held-for-sale were collateralized by properties located in California. Mortgages held-for-sale consisted of the following:

	At September 30, 2004	At December 31, 2003
Mortgages held-for-sale	$709,641	$385,108
Unamortized net premiums on mortgages held-for-sale	33,043	12,510

Total mortgages held-for-sale	$742,684	$397,618

Included in other liabilities as of September 30, 2004 and December 31, 2003 was an allowance for mortgage repurchases of $1.7 million and $2.3 million, respectively. The allowance for mortgage repurchases is maintained for the purpose of purchasing previously sold mortgages for various reasons, including early payment defaults or breach of representations or warranties, which may be subsequently sold at a loss. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect on our financial condition and results of operations.

Note E—CMO Collateral

CMO collateral includes various types of adjustable rate and fixed rate Alt-A mortgages secured by single-family residential and multi-family residential real estate properties and, to a lesser extent, fixed rate second trust deeds secured by single-family residential real estate properties. The long-term investment operations earns the net interest spread between interest income on mortgages securing CMOs and interest and other expenses associated with CMO financing. The net interest spread on CMOs may be directly impacted by mortgage prepayment levels and, to the extent each CMO class has variable rates of interest, by changes in short-term interest rates.

CMO collateral for the periods indicated consisted of the following:

	At September 30, 2004	At December 31, 2003
Adjustable- and fixed rate mortgages secured by single-family residential real estate	$16,714,226	$8,357,085
Adjustable rate mortgages secured by multi-family residential real estate	450,802	200,427
Fixed rate second trust deeds secured by single-family residential real estate	131,589	9,798
Unamortized net premiums on mortgages	195,869	71,704

Total CMO collateral	$17,492,486	$8,639,014

Note F—Allowance for Loan Losses

Activity for allowance for loan losses for the periods indicated was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004 (1)	2003
Beginning balance	$60,249	$33,384	$38,596	$26,602
Provision for loan losses	(229)	7,820	24,778	21,363
Charge-offs, net of recoveries	(762)	(2,082)	(4,116)	(8,843)

Total allowance for loan losses	$59,258	$39,122	$59,258	$39,122

(1)	Total provision for loan losses for the nine months ended September 30, 2004 includes specific impairment on warehouse advances of $10.3 million that we anticipate will be non-collectible. See further discussion of allowance for loan losses in note A.9.

During the third quarter of 2004, we terminated a warehouse lending client that sold mortgages to third party investors that were pledged as collateral to our warehouse lending operations, whereby, the sales proceeds from these loans were wired by the third party investor directly to our customer without the customer repaying their borrowings to us. The warehouse lending operations contacted the investors who purchased these loans to notify them of our interest in these loans. As a result of the termination of this client, we seized the remaining loans that were secured as collateral in settlement of a portion of these borrowings. In certain cases, investors have released their interest in loans secured by our warehouse advances previously purchased by them and we are pursuing legal action on any remaining loans secured by our warehouse lending advances in order to perfect our ownership interest in these loans. As a result, management has provided for a specific write-down of $2.3 million on these warehouse lending advances which, based upon management’s judgment, is sufficient to cover any inherent losses on these warehouse lending advances. The cumulative amount of specific write-downs on warehouse lending advances as of September 30, 2004 was $10.3 million, which includes $8.0 million of specific write-downs recorded in prior periods for finance receivables that are unrelated to the write-downs recorded during the third quarter of 2004. Management believes that the aggregate specific allowance of $10.3 million is adequate to provide for future losses based on currently available information. In addition, in the opinion of management and in accordance with the our loan loss allowance methodology, the present general allowance for loan losses is considered adequate to provide for losses inherent in our long-term mortgage portfolios.

Note G—CMO Borrowings

Certain CMO borrowings are guaranteed to certificate holders by a bond insurer, which may give the CMOs the highest rating established by nationally recognized rating agencies. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgages collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt. CMOs typically are structured as adjustable rate securities, which primarily are indexed to one-month LIBOR, and fixed rate CMOs with interest payable to certificate holders monthly.

Interest rates on adjustable rate CMOs range from a low of 0.25% over one-month LIBOR, or 2.09% as of September 30, 2004, on “AAA” credit rated bonds to a high of 4.50% over one-month LIBOR, or 6.34% as of September 30, 2004, on “BBB” credit rated bonds. Interest rates on fixed rate CMOs range from 3.58% to 12.75%, depending on the class of CMOs issued. We completed $12.0 billion and $4.0 billion in CMOs during the nine months ended September 30, 2004 and 2003, respectively, to finance the retention of $12.4 billion and $3.8 billion, respectively, of mortgages acquired and originated by the mortgage operations. For the nine months ended September 30, 2004 and 2003, interest expense on CMO borrowings were $215.1 million and $126.7 million, respectively.

The following table presents CMOs issued, CMOs outstanding for the periods indicated and certain interest rate information on CMOs by year of issuance as indicated (dollars in millions):

Year of Issuance	Original Issuance Amount	CMOs Outstanding As of		Range of Fixed Interest Rates (%)	Range of Interest Rate Margins Over One-Month LIBOR (%)	Range of Interest Rate Margins After Adjustment Date (%)

		09/30/04	12/31/03
2001	$1,500.9	$148.6	$444.9	N/A	0.28 - 2.30	0.56 - 3.45
2002	3,876.1	1,489.2	2,491.0	5.25 -12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	4,184.6	5,583.5	4.34 -12.75	0.27 - 3.00	0.54 - 4.50
2004	12,024.6	11,422.6	—	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75

Sub-total CMOs	23,367.7	17,245.0	8,519.4
Accrued interest	—	9.6	7.4
Capitalized securitization costs	—	(57.9)	(36.9)

Total CMOs	$23,367.7	$17,196.7	$8,489.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc., or “IMH,” a Maryland corporation incorporated in August 1995, and its wholly-owned subsidiaries, IMH Assets Corp., or “IMH Assets,” Impac Warehouse Lending Group, Inc., or “IWLG,” Impac Multifamily Capital Corporation, or “IMCC,” and Impac Funding Corporation, or “IFC,” together with its wholly-owned subsidiaries Impac Secured Assets Corp., or “ISAC,” and Novelle Financial Services, Inc., or “Novelle.”

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “plan,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a number of factors, including, but not limited to, failure to achieve projected earnings levels; the ability to generate sufficient liquidity; the ability to access the capital markets; the size, frequency and manner of our securitizations; the ability to generate taxable income and pay dividends; risks related to restatement of our financial statements; interest rate fluctuations; frauds committed upon us; unknown weaknesses in our internal controls; natural disaster; interruption in our management information systems; new regulatory laws; increase in prepayment rates on our mortgage assets; changes in assumptions regarding estimated loan losses or fair value amounts; changes in expectations of future interest rates; the availability of financing and, if available, the terms of any financing; changes in origination and resale pricing of mortgages; changes in markets which we serve and changes in general market and economic conditions. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Restatement of Consolidated Financial Statements

The unaudited consolidated statements of operations and unaudited consolidated statements of comprehensive earnings for the three and nine months ended September 30, 2003 and the unaudited statements of cash flows for the nine months ended September 30, 2003 have previously been restated. The effect of this restatement on net earnings (loss) for the three and nine months ended September 30, 2003 was an increase of $11.2 million and $12.8 million, respectively. The consolidated financial statements in this document include restatements and reclassifications as previously filed in our Form 10-Q/A for the quarter ended June 30, 2004 and Form 10-K/A for the year ended December 31, 2003. The restatements were necessary to conform with accounting principles generally accepted in the United States of America, or “GAAP,” as follows:

•

Correct our revenue recognition policy with respect to the cash sale of mortgage servicing rights to unrelated third parties when the mortgage loans are retained. Previously, we recognized gains in the period in which the mortgage servicing rights were sold for the amount of cash proceeds received. We now allocate a portion of the accounting basis of the mortgage loans to the mortgage servicing rights, which results in a discount to the mortgage loans retained. That discount is accreted as an adjustment to yield on mortgage assets over the life of the related mortgages. Historically, when IFC sold mortgages, on a servicing retained basis, to IMH, IFC capitalized the portion of the price received on mortgages that was deemed to represent the value of MSRs as deferred income, which was amortized over the life of the mortgages. Subsequently, when IFC sold the MSRs to third party investors, IFC would recognize the sale of MSRs as gain on sale of loans and the remaining related amount of deferred income would be reduced accordingly. During the period when IFC was either a consolidated subsidiary or a 99% equity method investee of IMH, such related party loan sales between IFC and IMH are not sales for financial reporting purposes and, therefore, no gain should be recorded until MSRs are sold to unrelated third parties. The restated financial statements reflect IFC’s sales of MSRs to third parties appropriately accounted for consistent with the provisions in AICPA Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities with Others,” or “SOP 01-6.” Under SOP 01-6 for sales of MSRs with the loans being retained, the carrying value of the loan is allocated between the loan basis and the MSR basis consistent with the relative fair value method prescribed in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or “SFAS 140.” As a result, only a nominal gain is realized from the sale of MSRs and a discount is recorded on the mortgage loans retained. The consolidated financial statements have been restated to reflect the reversal of previously recorded gains on sale of loans upon the sale of MSRs and the corresponding accretion of the discount as an adjustment to the yield on the mortgage loans retained;

•	Correct our accounting for derivative financial instruments and hedging activities. We enter into forward purchase commitments on mortgage loans both to be held for sale and held for investment, in addition to our origination pipeline. Previously, certain purchase commitments were not accounted for as derivatives. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or “SFAS 133,” and Statement of Financial Accounting Standards No. 149 “Amendment of FASB Statement No. 133 on Derivatives and Hedging Activities,” or “SFAS 149,” we believed that such instruments met the definition of a derivative and as such, they should have been carried at their fair value with changes in fair value recognized in earnings. In addition, we enter into derivative contracts to manage the various risks associated with certain specific liabilities. On the date we enter into these derivative contracts, the derivatives were designated as a hedge of the variability in expected future cash flows associated with a financing obligation or future liability (a “cash flow” hedge). Any change in value associated with a cash flow hedge derivative was previously recorded as an increase or decrease in accumulated other comprehensive income. Upon our review, we now believe that the documentation of cash flow hedge accounting relationships was deficient as to the specificity of the underlying hedged transaction in order to assess hedge effectiveness and the measurement of ineffectiveness as required by the stringent applicable accounting standard, SFAS 133. As such, we made the determination that it is not appropriate to apply cash flow hedge accounting in accordance with SFAS 133 for purposes of GAAP financial statements. However, we will continue to apply hedge accounting for purposes of preparing our tax returns and managing our REIT tests, for which the standards are different to achieve hedge accounting. This correction resulted in our recording all changes in fair value of hedge derivatives as a current period expense or revenue and not as an adjustment to accumulated other comprehensive income;

•	Change our classification of certain interest rate derivative gains and losses to non-interest income as opposed to an adjustment to the interest yield on mortgages held for long-term investment as a result of the elimination of cash flow hedging, as stated above. We purchase derivatives to manage our exposure to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO and warehouse borrowings, as changing interest rates affect cash flows on CMO and warehouse borrowings. Historically, cash payments received and made on derivatives were recorded as an adjustment to the interest yield on mortgages held for long-term investment on the consolidated financial statements. Due to the restatement discussed above relating to derivatives, rather than the Company reclassifying cash payments received and made on derivatives as an adjustment to the interest yield on CMO and warehouse borrowings, we have now recorded the total change in fair value of the derivatives (cash payments plus unrealized gains and losses) as mark-to-market gains (losses) - derivative instruments in the statements of operations;

•	Correct our accounting for certain inter-company transactions. Prior to the consolidation of IFC on July 1, 2003, certain significant inter-company balance sheet and income statement items of the mortgage operations were presented on an unconsolidated basis. The significant transactions primarily include advances made to the mortgage operations in the form of finance receivables, which have now been reclassified to investment in and advances to IFC in prior period financial statements. In addition, inter-company balance sheet and income statement eliminations include other interest income and expense as a result of inter-company borrowings, non-interest income as a result of inter-company fees associated with finance receivables and inter-company expense allocations, which were all eliminated through equity in net earnings of IFC, which also changes amounts reported in “Investment in and advances to Impac Funding Corporation” on the consolidated financial statements. These elimination entries have no effect on total stockholders’ equity or net earnings; and

•	Reclassify derivative financial instruments (“derivatives”) in other assets and other liabilities on our consolidated balance sheet. Previously, we included the fair value of derivatives, including cash and cash equivalents in margin accounts, in various balance sheet items including CMO collateral, mortgages held-for-sale, derivative assets, other assets and other liabilities. We now include positive fair values of derivatives in other assets and negative fair values of derivatives in other liabilities on our consolidated balance sheet.

Consolidation of IFC

The Company’s results of operations reflect the consolidation of IFC on July 1, 2003. On July 1, 2003, IMH entered into a stock purchase agreement with Joseph R. Tomkinson, our Chairman, Chief Executive Officer and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, our Executive Vice President and Chief Financial Officer is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750 thousand. Messr’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust each owned one-third of the outstanding common stock of IFC. Mr. Tomkinson elected to receive $125 thousand worth of his consideration for the sale of his IFC shares of common stock in the form of 7,687 shares of IMH common stock. The fairness opinion related to the purchase price of IFC, which opinion was rendered by an independent financial advisor, and the subsequent transaction were each approved by our board of directors. As a result of acquiring 100% of IFC’s common stock on July 1, 2003, IMH owns all of the common stock and preferred stock of IFC and began to consolidate IFC as of that date. As such, the consolidated financial statements for the three and nine months ended September 30, 2004 and the three months ended September 30, 2003 (consolidation periods) reflect the results of operations of IFC on a consolidated basis. The consolidated financial statements for the nine months ended September 30, 2003 (non-consolidation periods) include the results of operations of IFC for the six months ended June 30, 2003 as equity in net earnings of IFC.

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

The long-term investment operations primarily invest in Alt-A adjustable rate mortgages, or “ARMs,” and fixed rate mortgages, or “FRMs,” that are acquired and originated by our mortgage operations. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines. Some of the principal differences between mortgages purchased by Fannie Mae and Freddie Mac and Alt-A mortgages are as follows:

•	credit and income histories of the mortgagor; and

•	documentation required for approval of the mortgagor.

For instance, Alt-A mortgages may not have certain documentation or verifications that are required by Fannie Mae and Freddie Mac and, therefore, in making our credit decisions, we are more reliant upon the borrower’s credit profile and the adequacy of the underlying collateral. We believe that Alt-A mortgages provide an attractive net earnings profile by producing higher yields without commensurately higher credit losses than other types of mortgages.

The long-term investment operations also originate and invest in multi-family mortgages that are primarily hybrid adjustable rate mortgages, or “hybrid ARMs,” with initial fixed interest rate periods of three, five and seven years that subsequently convert to ARMs. Mortgage balances generally range from $250 thousand to $3.0 million. Multi-family mortgages have interest rate floors, which are equal to the initial start rate, and prepayment penalty periods of 3, 5 and 7 years. Multi-family mortgages provide greater asset diversification on our balance sheet as borrowers of multi-family mortgages typically have higher credit scores and multi-family mortgages typically have lower loan-to-value ratios, or “LTV ratios,” and longer average term to payoff than Alt-A mortgages.

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

The mortgage operations, a taxable REIT subsidiary, or “TRS,” acquire, originate, sell and securitize primarily Alt-A ARMs and FRMs and, to a lesser extent, B/C mortgages, from correspondents, mortgage brokers and retail customers. The mortgage operations acquire Alt-A mortgages from its network of third party correspondents. Correspondents originate and close mortgages under its mortgage programs on a loan-by-loan basis, or “flow acquisitions,” or through bulk purchase commitments, or “bulk acquisitions.” Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations acts as an intermediary between the originators of mortgages that do not meet the guidelines for purchase by Fannie Mae and Freddie Mac and permanent investors in mortgage-backed securities secured by or representing an ownership interest in mortgages.

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

Critical Accounting Policies

We define critical accounting policies as those that are important to the proper reflection of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

•	allowance for loan losses;

•	derivative financial instruments; and

•	securitization of financial assets as financing versus sale.

Allowance for loan losses. We provide an allowance for loan losses for mortgages held as CMO collateral, finance receivables and mortgages held-for-investment, or “loans provided for,” at an amount that management believes provides for losses inherent in those loan portfolios. We have implemented a methodology designed to analyze the actual loss history experienced on the various loan portfolios to determine the amount of allowance that is necessary. Management believes that utilizing this methodology to determine the amount of inherent losses in the portfolio at the end of each reporting period is appropriate. Management reviews the methodology on a periodic basis to ensure that the methodology provides the best estimate of its allowance for loan losses. The methodology used to determine the appropriate allowance takes into consideration the following factors, including, actual loss histories, stratification of the loan portfolio based on homogeneous risk characteristics, changes in the nature and volume of the loan portfolios, trends in the value of collateral and delinquency levels and current economic conditions that may affect the borrowers’ ability to pay. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs. Subsequent recoveries of amounts previously charged off are credited to the allowance. For additional information regarding allowance for loan losses refer to “Results of Operations and Financial Condition.”

Derivative financial instruments. The mortgage operations acquire derivatives to mitigate changes in the value of its mortgage pipeline and mortgages held for sale. The mortgage pipeline consists of mortgages that have not yet been acquired, however, the mortgage operations has committed to acquire the mortgages in the future at pre-determined interest rates through rate-lock commitments. On March 9, 2004, the Securities and Exchange Commission, or “SEC,” issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” or “SAB 105,” which clarifies the SEC’s position on the accounting and valuation for commitments to originate mortgage loans held-for-sale. Consistent with SFAS 149, SAB 105 states that loan commitments are treated as derivatives. Prior to the issuance of SAB 105, the mortgage operations recorded the fair value of its mortgage pipeline, inclusive of changes in benchmark interest rates and acquisition premiums, as it qualifies as a derivative under the provisions of SFAS 133. Therefore, the mortgage pipeline and the fair value of derivatives were marked to market each reporting period. SAB 105 requires that in valuing these loan commitments entities not include cash flows associated with servicing as to do so would result in the recognition of servicing assets prior to the sale or securitization of funded loans. This valuation methodology limits a company’s ability to record an asset for its mortgage pipeline as of the applicable reporting date even when the total fair value may include servicing-related acquisition premium. Subsequent to SAB 105, as of April 1, 2004 we record the fair value change of the mortgage pipeline based solely on interest rate fluctuations from the date of rate-lock to the applicable reporting date. Other derivatives, as accounted for under SFAS 133 and which principally reduce exposure to interest rate risk associated with specific liabilities, are also carried at fair value with changes in fair value reflected in earnings.

Securitization of financial assets as financing versus sale. The mortgage operations recognize gains or losses on the sale of mortgages when the sales transaction settles or upon the securitization of the mortgages when the risks of ownership have passed to the purchasing party. Gains and losses may be increased or decreased by the amount of any servicing related premiums received and costs associated with the acquisition or origination of mortgages. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than a beneficial interest in the transferred assets is received in the exchange. The long-term investment operations structure CMO securitizations as financing arrangements and recognize no gain or loss on the transfer of mortgage assets. The CMO securitization trusts do not meet criteria within SFAS 140 to be qualifying special purpose entities, and further, are considered variable interest entities under FASB Interpretation No. 46R and, therefore, are consolidated by the long-term investment operations as the entities’ primary beneficiary. The mortgage operations structure real estate mortgage investment conduit, or “REMIC,” securitizations as sales, and gains and losses are recognized. Liabilities and derivatives incurred or obtained at the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. To determine the value of the securities and retained interest, management estimates future rates of prepayments, prepayment penalties to be received, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

Financial Highlights for the Third Quarter of 2004

•	Estimated taxable income available to common stockholders per diluted share was $0.69 compared to $0.87 for the second quarter of 2004 and $0.61 for the third quarter of 2003;

•	Cash dividends declared per common share were $0.75 for the third and second quarters of 2004 and $0.65 for the first quarter of 2004;

•	Total assets increased to $20.2 billion as of September 30, 2004 from $10.6 billion as of December 31, 2003 and $9.0 billion as of September 30, 2003;

•	Book value per common share increased to $10.43 as of September 30, 2004 compared to $8.39 as of December 31, 2003 and $7.58 as of September 30, 2003;

•	Total common stock market capitalization was $1.9 billion as of September 30, 2004 compared to $1.0 billion as of December 31, 2003 and $859.2 million as of September 30, 2003;

•	Dividend yield as of September 30, 2004 was 11.4%, based on annualized third quarter common dividend of $0.75 per share and closing stock price of $26.30 per common share;

•	The mortgage operations acquired and originated $6.9 billion of primarily Alt-A mortgages compared to $5.5 billion for the second quarter of 2004 and $2.7 billion for the third quarter of 2003;

•	The long-term investment operations retained $4.0 billion of primarily Alt-A mortgages acquired and originated by the mortgage operations compared to $5.3 billion for the second quarter of 2004 and $1.3 billion for the third quarter of 2003; and

•	IMCC originated $124.1 million of multi-family mortgages compared to $116.5 million for the second quarter of 2004 and $90.0 million for the third quarter of 2003.

Financial Highlights for the First Nine Months of 2004

•	Estimated taxable income available to common stockholders per diluted share increased to $2.31 compared to $1.76 for the first nine months of 2003;

•	Cash dividends declared per common share increased 43% to $2.15 compared to $1.50 for the first nine months of 2003;

•	Issued 14.1 million shares of common stock at a weighted average price of $20.10, resulting in net cash proceeds of $272.6 million;

•	Issued 2.0 million shares of preferred stock, resulting in net cash proceeds of $48.4 million;

•	The mortgage operations acquired and originated $15.9 billion of primarily Alt-A mortgages compared to $6.4 billion for the first nine months of 2003;

•	The long-term investment operations retained $12.1 billion of primarily Alt-A mortgages acquired and originated by the mortgage operations compared to $3.6 billion for the first nine months of 2003; and

•	IMCC originated $335.1 million of multi-family mortgages compared to $206.2 million for the first nine months of 2003.

Taxable Income

After adjusting for our estimates of the differences between net earnings (loss) and taxable income, estimated taxable income available to common stockholders was $49.6 million, or $0.69 per diluted share, for the third quarter of 2004 as compared to $32.5 million, or $0.61 per diluted share, for the third quarter of 2003. When we file our annual tax returns there are certain adjustments that we make to net earnings and taxable income due to differences in the nature and extent that revenues and expenses are recognized under the two methods. As an example, to calculate taxable income we deduct actual loan losses, including permanently impaired loans, as compared to the determination of net earnings that require a deduction of loan loss provisions, which are determined based on estimated losses inherent in our loan portfolios and are recorded as an expense for GAAP but are not included in the calculation of taxable income. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income available to common stockholders, which is a non-GAAP financial measurement, is useful information for our investors. Of estimated taxable income available to common stockholders of $49.6 million, or $0.70 per outstanding common share as of September 30, 2004, we declared total regular common dividends of $53.0 million, or $0.75 per outstanding common share, during the third quarter of 2004. Upon the filing of our 2003 tax return we had federal and state net operating tax loss carry-forwards of $18.7 million that may or may not be used to offset taxable income through 2020.

The following table presents a reconciliation of net earnings to estimated taxable income available to common stockholders for the periods indicated (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Net earnings (loss)	$(9,317)	$44,572	$143,269	$101,529
Adjustments to GAAP earnings:
Loan loss provision	(229)	7,820	24,778	21,363
Dividend from IFC	9,000	11,000	24,000	22,385
Fair value of free-standing derivatives (1)	48,536	(13,677)	(26,844)	(21,817)
Tax deduction for actual loan losses	(762)	(2,082)	(4,116)	(8,843)
Tax loss on sale of investment securities available for sale	—	(1,180)	—	(1,180)
Recovery of previously charged-off investment securities available-for-sale	—	(4,999)	—	(4,999)
Preferred stock dividends	(1,172)	—	(1,615)	—
Anticipated partial worthlessness deduction on warehouse advances (2)	(2,336)	—	(10,336)	—
Net (earnings) or loss of IFC (3)	5,880	(8,942)	3,603	(19,298)
Miscellaneous adjustments	—	—	—	104

Estimated taxable income available to common stockholders (4)	$49,600	$32,512	$152,739	$89,244

Estimated taxable income available to common stockholders per diluted share	$0.69	$0.61	$2.31	$1.76

Estimated taxable income available to common stockholders per outstanding share	$0.70	$0.61	not applicable	not applicable

(1)	The mark-to-market change for the valuation of free standing derivatives is income or expense for GAAP financial reporting but is not included as an addition or deduction for taxable income calculations.

(2)	Represents estimated partial impairment on specific warehouse advances that we anticipate will be non-collectible. For additional information, refer to “Provision for Loan Losses and Allowance for Loan Losses” below.

(3)	Represents GAAP net earnings (loss) or equity in net earnings of IFC which may not necessarily equal IFC’s current estimated taxable income. Therefore, dividend distributions from IFC to IMH may exceed IFC’s GAAP net earnings (loss). IFC’s undistributed estimated taxable income for the first nine months of 2004 was approximately $4.8 million.

(4)	Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating loss carry-forwards.

Results of Operations and Financial Condition

Results of Operations —

For the Three Months Ended September 30, 2004 compared to the Three Months Ended September 30, 2003

Net earnings (loss) decreased to a loss of $9.3 million, or a loss of $0.15 per diluted share, for the third quarter of 2004 compared to net earnings of $44.6 million, or $0.84 per diluted share, for the third quarter of 2003. The quarter-over-quarter decrease in net earnings of $53.9 million was primarily due to the following:

•	$84.3 million increase in mark to market loss – derivative instruments; and

•	$29.5 million decrease in gain on sale of loans.

The negative variances above were partially offset by the following positive variances:

•	$46.9 million increase in net interest income;

•	$8.0 million decrease in provision for loan losses; and

•	$7.5 million decrease in non-interest and income tax expense.

These variances are discussed in further detail below.

Mark-to-Market Gain (Loss) – Derivative Instruments

We enter into derivative contracts to manage the various risks associated with certain specific liabilities. On the date we enter into various derivative contracts, the derivatives are designated as an economic hedge of the variability in expected future cash flows associated with a financing obligation or future liability. However, we generally do not liquidate, or trade, our derivative positions prior to their expiration date and, therefore, would not experience realized losses. In our consolidated financial statements, we record a market valuation adjustment for economic hedges and any subsequent cash payments paid or received on these derivatives as current period expense or revenue in mark-to-market loss – derivative instruments on the consolidated financial statements. In addition, we account for certain forward purchase commitments on mortgage loans, or “mortgage pipeline,” as free-standing derivatives and record the change in fair value of such instruments and the related derivatives used to manage interest rate risk associated with the mortgage pipeline as current period expense or revenue.

During the third quarter of 2004, total mark-to-market loss - derivative instruments increased by $84.3 million to a loss of $84.4 million as compared to a loss of $150 thousand for the third quarter of 2003. Total mark-to-market loss – derivative instruments includes (1) the change in fair value of derivatives since the prior reporting date, and (2) net cash payments made on the notional amount of derivatives. The change in fair value of derivatives declined by $66.2 million to a mark-to-market loss of $52.9 million during the third quarter of 2004 as compared to a mark-to-market gain of $13.3 million during the third quarter of 2003. The decrease in market valuation adjustment was the result of changes in the expectation of future interest rates, which negatively impacted the fair value of derivatives during the third quarter of 2004 as compared to the third quarter of 2003. In addition, we had a greater notional amount of derivatives outstanding as of September 30, 2004 that were negatively impacted and caused a significant market valuation adjustment as compared to September 30, 2003. Net cash payments made on derivatives increased by $18.1 million to $31.5 million for the third quarter of 2004 as compared to $13.4 million for the third quarter of 2003. The increase in payments on derivatives was due to the growth of the mortgage portfolio and the growth of corresponding CMO financing and the acquisition of derivatives to manage risks associated with changing interest rates on mortgages held for long-term investment and CMO and reverse repurchase borrowings. Refer to the yield table below for the effect of net cash payments on derivatives on net interest margins.

Gain (Loss) on Sale of Loans

Gain (loss) on sale of loans declined by $29.5 million to a loss of $5.9 million during the third quarter of 2004 as compared to a gain of $23.6 million for the third quarter of 2003. The decline was primarily due to a decline in the volume of FRMs sold to third parties and the associated gains recorded from those loan sales in addition to a loss on the sale of approximately $2.3 billion of ARMs. During the third quarter of 2004, the mortgage operations sold $426.0 million of FRMs to third parties as compared to $1.3 billion of FRMs sold to third parties during the third quarter of 2003. The lower volume of FRMs sold during the third quarter of 2004 was primarily due to a decline in FRM acquisitions and originations as interest rates rose during the third quarter of 2004 and made ARMs a more attractive mortgage choice to borrowers. Additionally, subsequent to our announcement on July 22, 2004 that we were restating our financial statements, we did not raise capital. As a result, the mortgage operations sold approximately $2.3 billion of ARMs as a REMIC transaction during the third quarter of 2004, which normally would have been retained for long-term investment, as compared to no ARM sales during the third quarter of 2003. The loss on sale of ARMs was primarily the result of loan pricing and the acquisition of derivatives to manage interest rate risk on ARMs to be retained for long-term investment and not for sale. In September 2004, the mortgage operations adjusted its pricing of ARMs to better reflect current market economics.

Net Interest Income

We earn interest income primarily on mortgage assets, which include CMO collateral, mortgages held-for-investment, mortgages held-for-sale, finance receivables and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings on mortgage assets, which include CMO borrowings, reverse repurchase agreements and borrowings on investment securities available-for-sale. For additional information on derivative instruments and their effect on net interest income during changing interest rate environments, refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Net interest income increased by $46.9 million to $95.6 million for the third quarter of 2004 compared to $48.7 million for the third quarter of 2003. The quarter-over-quarter increase in net interest income was primarily due to an increase in average mortgage assets, which increased to $18.7 billion for the third quarter of 2004 compared to $8.3 billion for the third quarter of 2003 as the long-term investment operations retained $14.3 billion of primarily Alt-A mortgages from the mortgage operations and $419.4 million of multi-family mortgages originated by IMCC since the end of the third quarter of 2003. We primarily retain Alt-A mortgages that are acquired and originated by the mortgage operations and multi-family mortgages originated by IMCC that fit within our investment criteria. Alt-A and multi-family mortgages are ARMs and FRMs with good credit profiles and with mortgage insurance enhancements, when required, that generally have prepayment penalty features and are primarily purchase money transactions.

The following table summarizes the principal balance of Alt-A mortgages acquired by the long-term investment operations from the mortgage operations and multi-family mortgages originated by IMCC by loan characteristic for the periods indicated (in thousands):

	For the Three Months Ended September 30,
	2004		2003
	Principal Balance	%	Principal Balance	%
Volume by Type:
Adjustable rate	$3,985,248	97	$1,326,364	92
Fixed rate	103,929	3	108,679	8

Total Mortgage Acquisitions	$4,089,177	100	$1,435,043	100

Volume by Product:
Primarily six-month LIBOR indexed ARMs (1)	$673,159	16	$358,074	25
Primarily six-month LIBOR indexed hybrids (1) (2)	3,187,967	78	878,268	61
Fixed rate first trust deeds	74,139	2	108,679	8
Fixed rate second trust deeds	29,790	1	—	0
Multi-family mortgages (3)	124,122	3	90,022	6

Total Mortgage Acquisitions	$4,089,177	100	$1,435,043	100

Volume by Credit Quality:
Alt-A loans	$4,083,034	100	$1,429,534	100
B/C loans (4)	6,143	0	5,509	0

Total Mortgage Acquisitions	$4,089,177	100	$1,435,043	100

Volume by Purpose:
Purchase	$2,636,502	64	$839,870	59
Refinance	1,452,675	36	595,173	41

Total Mortgage Acquisitions	$4,089,177	100	$1,435,043	100

Volume by Prepayment Penalty:
With prepayment penalty	$3,102,690	76	$1,087,377	76
Without prepayment penalty	986,487	24	347,666	24

Total Mortgage Acquisitions	$4,089,177	100	$1,435,043	100

(1)	Also includes minimal principal balances of one-year LIBOR and constant maturity Treasury ARMs.

(2)	Mortgages are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.

(3)	Multi-family mortgages are primarily six-month LIBOR indexed hybrids.

(4)	B/C loans, as defined by us, which were acquired and originated through correspondent or wholesale loan production channels.

The increase in net interest income attributable to an increase in average mortgage assets was partially offset by a decrease in net interest margins on mortgage assets which decreased 31 basis points to 2.02% for the third quarter of 2004 as compared to 2.33% for the third quarter of 2003.

The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30,
	2004			2003
				(as restated)
	Average Balance			Average Balance
		Interest	Yield		Interest	Yield
MORTGAGE ASSETS
Investment securities available-for-sale	$11,431	$340	11.90%	$18,148	$1,350	29.76%
CMO collateral (1)	16,009,339	171,318	4.28	6,634,678	77,861	4.69
Mortgages held-for-investment and held-for-sale (2)	2,146,851	31,052	5.79	996,726	13,513	5.42
Finance receivables	578,188	7,063	4.89	666,771	8,333	5.00

Total mortgage assets	$18,745,809	$209,773	4.48%	$8,316,323	$101,057	4.86%

BORROWINGS
CMO borrowings (3)	$15,839,884	$97,965	2.47%	$6,514,734	$42,834	2.63%
Reverse repurchase agreements	2,547,014	16,978	2.67	1,555,992	8,970	2.31
Borrowings secured by investment securities (4)	—	—		794	832	419.14

Total borrowings on mortgage assets	$18,386,898	$114,943	2.50%	$8,071,520	$52,636	2.61%

Net Interest Spread (5)			1.98%			2.25%
Net Interest Margin (6)			2.02%			2.33%
Net Cash Payments on Derivatives (7)		$31,466			$13,429
Net Interest Margin including Net Cash Payments on Derivatives (8)			1.35%			1.68%

(1)	Interest includes $34.9 million and $10.6 million, respectively, of amortization of acquisition costs on mortgages acquired from the mortgage operations. Interest also includes $14.6 million and $5.5 million, respectively, of accretion of loan discounts, which represents the amount allocated to MSRs when they are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment.

(2)	Includes mortgages held-for-sale which were acquired via the consolidation of the mortgage operations on July 1, 2003.

(3)	Interest includes $9.6 million and $7.1 million, respectively, of amortization of costs incurred upon completion of CMOs.

(4)	Payments and excess cash flows received from investment securities collateralizing these borrowings were used to pay down the outstanding borrowings. The payments were received from a collateral base that was in excess of the borrowings. Therefore, while the payment amounts remained relatively stable, the average balance of the borrowings continued to decline. These borrowings were repaid during the third quarter of 2003.

(5)	Net interest spread is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.

(6)	Net interest margin is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total average mortgage assets.

(7)	Represents net cash paid on derivatives, which is a component of mark-to-market gain (loss) – derivative instruments on the consolidated financial statements.

(8)	Net interest margin including net cash payments on derivatives is calculated by subtracting interest expense on total borrowings on mortgage assets and net cash payments on derivatives from interest income on total mortgage assets and then dividing by total average mortgage assets.

The decrease in net interest margins was primarily due to the following:

•	re-pricing lag and prepayment of higher coupon mortgages; and

•	amortization of mortgage acquisition premiums.

These variances are discussed in further detail below.

Re-pricing lag and prepayment of higher coupon mortgages. Compression of net interest margins on mortgages held for long-term investment occurred during the third quarter of 2004 as compared to the third quarter of 2003 primarily due to the re-pricing lag between mortgages held for long-term investment and CMO and reverse repurchase borrowings and the prepayment of higher coupon mortgages. The increase in short-term interest rates by the Federal Reserve Bank during the third quarter of 2004 resulted in an increase in one-month LIBOR, which is the index on our adjustable rate CMO and reverse repurchase borrowings, and caused an increase in borrowing costs. As interest rates rise over a short-term time horizon, in this case a 72 basis point increase in one-month LIBOR since the third quarter of 2003, adjustable rate borrowings adjusted upward more quickly than our six-month LIBOR ARMs held for long-term investment, including mortgages held as CMO collateral. This occurs because 6-month LIBOR ARMs adjust every six months and are limited by periodic adjustment cap features, primarily 100 basis points on a six-month interest rate adjustment cycle, as compared to CMO and reverse repurchase borrowings, which are not subject to adjustment limitations and can adjust monthly, in the case of CMO borrowings, or daily, in the case of reverse repurchase borrowings.

Over time as interest rates on ARMs securing adjustable rate borrowings re-price, the interest rate spread, or differential, between mortgages held for long-term investment, including our six-month LIBOR ARMs, and adjustable rate borrowings may widen and net interest margins may improve. However, when interest rates rise quickly over a short time horizon, we may experience some net interest margin compression due to the mismatch of interest rate re-pricing on adjustable rate borrowings and ARMs, including our six-month LIBOR ARMs. In addition, because ARMs held for long-term investment adjust over time to match interest rate changes on adjustable rate borrowings, we hedge interest rates on a nominal notional portion of adjustable rate mortgages as the re-pricing characteristics on the mortgage assets and liabilities are more closely aligned. Therefore, cash received from the derivatives that hedge six-month LIBOR ARMs may not materially benefit net interest margins over a short-term time horizon as we only hedge approximately 20% of the corresponding liabilities. This differs from our interest rate risk strategy for hedging interest rates on hybrid mortgages, which secure adjustable rate borrowings, whereby, we hedge a materially larger notional portion (approximately 75% to 80%) of the corresponding liabilities due to the fixed nature of the hybrid mortgages and the longer interest rate adjustment time horizon. Therefore, cash received from derivatives that hedge hybrid mortgages materially benefit net interest margins. Our interest rate hedging program is intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate borrowings. Our primary objective is to hedge our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate borrowings.

Additionally, net interest margins on mortgages held for long-term investment also compressed as higher yielding ARMs and FRMs were repaid and replaced with lower yielding mortgages. As interest rates rose during the third quarter of 2004 and ARMs became more attractive to mortgage borrowers, the mortgage operations acquired and originated a larger percentage of ARMs that were retained for long-term investment. As such, as of September 30, 2004, ARMs held as CMO collateral was 90% of total mortgages held as CMO collateral as compared to 82% of ARMs held as CMO collateral as of September 30, 2003, and the weighted average coupon on mortgages held as CMO collateral declined to 5.48% as of September 30, 2004, as compared to 5.71% as of September 30, 2003.

Amortization of mortgage acquisition premiums. During the third quarter of 2004, premium amortization rates increased in line with mortgage prepayment rates and as we acquired $3.0 billion of mortgages on a bulk basis as compared to $932.2 million acquired during the third quarter of 2003. Mortgages acquired on a bulk basis were acquired at a higher weighted average premium than mortgages acquired on a flow basis. These factors resulted in an 8 basis point decrease in net interest margins on average mortgage assets as acquisition premiums paid were amortized as an adjustment to the yield on mortgages held for long-term investment. Profitability and return on equity on mortgages acquired on a bulk basis was materially similar to profitability and return on equity on mortgages acquired on a flow basis during the third quarter of 2004 as operating costs to acquire bulk mortgages are generally less than operating costs to acquire mortgages on a flow basis.

Provision for Loan Losses

Provision for loan losses was a credit of $229 thousand for the third quarter of 2004 as compared to a debit of $7.8 million for the third quarter of 2003. During the third quarter of 2004, we enhanced the granularity of our risk pool characteristics and the estimates and judgments inherent in the methodology used to calculate allowance for loan losses. Management believes is a more accurate determinant for estimating incurred losses. This along with continued improvement in the overall credit quality and performance of our long-term mortgage investment portfolio and a decline in the rate of growth of mortgages held for long-term investment due to the sale of $2.3 billion ARMs resulted in a credit to allowance for loan losses during the third quarter of 2004. However, the credit was partially offset during the third quarter of 2004 by a specific impairment of $2.3 million on a warehouse advance. During the third quarter of 2004, we terminated a warehouse lending client that sold mortgages to third party investors that were pledged as collateral to our warehouse lending operations, whereby the sales proceeds from these loans were wired by the third party investor directly to our customer without the customer repaying their borrowings to us. The warehouse lending operations contacted the investors who purchased these loans to notify them of our interest in these loans. As a result of the termination of this client, we seized the remaining loans that were secured as collateral in settlement of a portion of these borrowings. In certain cases, investors have released their interest in loans secured by our warehouse advances previously purchased by them and we are pursuing legal action on any remaining loans secured by our warehouse lending advances in order to perfect our ownership interest in these loans. As a result, management provided for a specific write-down of $2.3 million on these warehouse lending advances which, based upon management’s judgment, is sufficient to cover any inherent losses on these warehouse lending advances.

Non-Interest and Income Tax Expense

Non-interest and income tax expense decreased to $16.7 million for the third quarter of 2004 as compared to $24.2 million for the third quarter of 2003. The quarter-over-quarter decrease in non-interest and income tax expense of $7.5 million was primarily due to a $9.1 million decrease in income tax expense. Income tax expense declined as IFC, the qualified taxable REIT subsidiary, had a pre-tax net loss of $9.1 million as compared to pre-tax net earnings of $14.8 million during the third quarter of 2003. IFC’s net earnings declined during the third quarter of 2004 primarily due to a decline in gain on sale of loans as we sold a lower volume of FRMs to third parties as compared to FRMs sold to third parties during the third quarter of 2003.

Operating costs increased 15% to $19.7 million for the third quarter of 2004 as compared to $17.1 million for the third quarter of 2003. Operating costs include personnel expense, professional services, equipment expense, occupancy expense, data processing expense and general and administrative and other expense. Personnel expense, which primarily includes salary, wages and benefit costs, increased 29% to $13.7 million, or 70% of total operating costs, during the third quarter of 2004 as compared to $10.6 million, or 62% of total operating costs, during the third quarter of 2003. Personnel related costs are variable expenses and are primarily driven by mortgage acquisitions and originations.

The following table summarizes the principal balance of mortgage acquisitions and originations by loan characteristic for the periods indicated (in thousands):

	For the Three Months Ended September 30,
	2004		2003
	Principal Balance	%	Principal Balance	%
By Loan Type:
Fixed rate first trust deed	$328,056	5	$1,244,444	45
Fixed rate second trust deed	198,752	3	45,417	2
Adjustable rate:
Primarily six-month LIBOR indexed ARMs (1)	1,078,759	15	452,924	17
Primarily six-month LIBOR indexed hybrids (2)	5,326,265	77	993,623	36

Total adjustable rate	6,405,024	92	1,446,547	53

Total Mortgage Acquisitions and Originations	$6,931,832	100	$2,736,408	100

By Production Channel:
Correspondent acquisitions:
Flow	$3,213,905	46	$1,270,677	46
Bulk	2,958,197	43	932,187	35

Total correspondent acquisitions	6,172,102	89	2,202,864	81

Wholesale and retail originations	564,265	8	394,884	14
Novelle Financial Services, Inc.	195,465	3	138,660	5

Total Mortgage Acquisitions and Originations	$6,931,832	100	$2,736,408	100

By Credit Quality:
Alt-A	$6,723,260	97	$2,589,974	95
B/C (3)	208,572	3	146,434	5

Total Mortgage Acquisitions and Originations	$6,931,832	100	$2,736,408	100

By Purpose:
Purchase	$4,433,020	64	$1,260,247	46
Refinance	2,498,812	36	1,476,161	54

Total Mortgage Acquisitions and Originations	$6,931,832	100	$2,736,408	100

By Prepayment Penalty:
With prepayment penalty	$5,028,182	73	$1,867,746	68
Without prepayment penalty	1,903,650	27	868,662	32

Total Mortgage Acquisitions and Originations	$6,931,832	100	$2,736,408	100

(1)	Also includes minimal principal balances of one-year LIBOR and constant maturity Treasury ARMs.

(2)	Mortgages are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.

(3)	The third quarter of 2004 and 2003 includes $195.5 million and $138.7 million, respectively, of B/C mortgages originated by Novelle, a subsidiary of IFC, that are subsequently sold to third party investors for cash gains.

Operating costs increased at a lower incremental per loan rate relative to total mortgage acquisitions and originations as we believe that our efficient centralized operating structure and our web-based automated underwriting system, iDASLg2, allows us to maintain our position as a low cost nationwide acquirer and originator of Alt-A mortgages. In addition, we believe that a higher percentage of bulk mortgage acquisitions during the third quarter of 2004 contributed to lower per loan acquisition costs as compared to the third quarter of 2003. Bulk mortgage acquisitions, which are acquired as bulk loan packages, generally require less staffing and corresponding operating costs than mortgages acquired on a flow basis.

Results of Operations by Business Segment-

For the Three Months Ended September 30, 2004 compared to the Three Months Ended September 30, 2003

Long-Term Investment Operations

Net earnings from the long-term investment operations was a loss of $21.3 million for the third quarter of 2004 as compared to net earnings of $28.1 million for the third quarter of 2003. The decrease in net earnings of $49.4 million was primarily due to the following:

•	$79.8 million increase in mark-to-market loss—derivative instruments, which was partially offset by;

•	$29.5 million increase in net interest income.

Mark-to-market loss—derivative instruments. Mark-to-market loss—derivative instruments increased by $79.8 million to a loss of $80.0 million for the third quarter of 2004 as compared to gain of $248 thousand for the third quarter of 2003. For an explanation of the increase in mark-to-market loss – derivative instruments, refer to the discussion above as the majority of derivative instruments are part of the long-term investment operations.

Net interest income. Net interest income rose by $29.5 million to $60.4 million for the third quarter of 2004 as compared to $30.9 million for the third quarter of 2003 primarily due to an increase in total average mortgage assets. Mortgage assets rose as the investment operations retained $14.3 billion of primarily Alt-A mortgages from the mortgage operations and $419.4 million of multi-family mortgages originated by IMCC since the end of the third quarter of 2003, which in turn led to an increase in average CMO collateral and mortgages held-for-investment, as shown in the comparative yield table above.

Refer to Note C. “Segment Reporting” in the notes to consolidated financial statements for additional detail on the financial results of the long-term investment operations.

Mortgage Operations

Net earnings from the mortgage operations was a loss of $5.9 million for the third quarter of 2004 as compared to net earnings $8.9 million for the third quarter of 2003. The decrease in net earnings of $14.8 million was primarily due to a reduction in gain on sale of loans which declined to $7.5 million during the third quarter of 2004 as compared to $28.0 million during the third quarter of 2003. The decline in gain on sale of loans was primarily due to a lower volume of FRMs sold to third parties during the third quarter of 2004 as the mortgage operations primarily acquired and originated ARMs in addition to a loss on the sale of approximately $2.3 billion of ARMs. The mortgage operations sold $426.0 million of FRMs to third parties during the third quarter of 2004 as compared to $1.3 billion of FRMs sold to third parties during the third quarter of 2003. Additionally, the mortgage operations sold approximately $2.3 billion of ARMs, which in the normal course of business would have been retained for long-term investment, as a REMIC transaction for a loss.

Refer to Note C. “Segment Reporting” in the notes to consolidated financial statements for additional detail on the financial results of the mortgage operations.

Warehouse Lending Operations

Net earnings from the warehouse lending operations was $17.9 million for the third quarter of 2004 as compared to $7.5 million for the third quarter of 2003. The increase in net earnings of $10.4 million was primarily due to an increase in net interest income as average finance receivables rose. Average finance receivables was $2.7 billion during the third quarter of 2004 as compared to $1.6 billion during the third quarter of 2003 as mortgage acquisitions and originations by the mortgage operations increased. The increase in net interest income was partially offset by a specific provision for loan losses of $2.3 million recorded on the terminated warehouse lending client as discussed above.

Refer to Note C. “Segment Reporting” in the notes to consolidated financial statements for additional detail on the financial results of the warehouse lending operations.

Results of Operations —

For the Nine Months Ended September 30, 2004 compared to the Nine Months Ended September 30, 2003

Net earnings increased to $143.3 million, or $2.14 per diluted share, for the first nine months of 2004 compared to $101.5 million, or $2.00 per diluted share, for the first nine months of 2003. The period-over-period increase in net earnings of $41.8 million was primarily due to the following:

•	$122.1 million increase in net interest income, which was partially offset by;

•	$35.1 million increase in non-interest and income tax expense; and

•	$28.2 million increase in mark-to-market loss – derivative instruments.

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

Net interest income increased to $254.1 million for the first nine months of 2004 compared to $121.3 million for the first nine months of 2003. The period-over-period increase in net interest income was primarily due to an increase in average mortgage assets, which increased 106% to $14.8 billion for the first nine months of 2004 compared to $7.2 billion for the first nine months of 2003 as the long-term investment operations retained $14.3 billion of primarily Alt-A mortgages from the mortgage operations and $419.4 million of multi-family mortgages originated by IMCC since the end of the third quarter of 2003. We primarily retain Alt-A mortgages that are acquired and originated by the mortgage operations and multi-family mortgages originated by IMCC that fit within our investment criteria. Alt-A and multi-family mortgages are ARMs and FRMs with good credit profiles with mortgage insurance enhancements, when required, that generally have prepayment penalty features and are primarily purchase money transactions.

The following table summarizes the principal balance of Alt-A mortgages acquired by the long-term investment operations from the mortgage operations and multi-family mortgages originated by IMCC by loan characteristic for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2004		2003
	Principal Balance	%	Principal Balance	%
Volume by Type:
Adjustable rate	$11,501,166	93	$3,111,514	82
Fixed rate	923,354	7	680,535	18

Total Mortgage Acquisitions	$12,424,520	100	$3,792,049	100

Volume by Product:
Primarily six-month LIBOR indexed ARMs (1)	$2,160,721	17	$1,198,013	32
Primarily six-month LIBOR indexed hybrids (1) (2)	9,005,334	73	1,707,301	45
Multi-family mortgages (3)	335,111	3	206,201	5
Fixed rate first trust deeds	773,728	6	673,791	18
Fixed rate second trust deeds	149,626	1	6,743	0

Total Mortgage Acquisitions	$12,424,520	100	$3,792,049	100

Volume by Credit Quality:
Alt-A loans	$12,393,546	100	$3,774,354	100
B/C loans (4)	30,974	0	17,695	0

Total Mortgage Acquisitions	$12,424,520	100	$3,792,049	100

Volume by Purpose:
Purchase	$7,644,385	62	$1,986,152	52
Refinance	4,780,135	38	1,805,897	48

Total Mortgage Acquisitions	$12,424,520	100	$3,792,049	100

Volume by Prepayment Penalty:
With prepayment penalty	$9,058,161	73	$3,074,048	81
Without prepayment penalty	3,366,359	27	718,001	19

Total Mortgage Acquisitions	$12,424,520	100	$3,792,049	100

(1)	Also includes minimal principal balances of one-year LIBOR and constant maturity Treasury ARMs.

(2)	Mortgages are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.

(3)	Multi-family mortgages are primarily six-month LIBOR indexed hybrids.

(4)	B/C loans, as defined by us, which were acquired and originated through correspondent or wholesale loan production channels.

In addition to the increase in net interest income attributable to an increase in average mortgage assets, net interest margins improved 4 basis points to 2.27% for the first nine months of 2004 as compared to 2.23% for the first nine months of 2003.

The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the Nine Months Ended September 30,
	2004			2003
				(as restated)
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Investment securities available-for-sale	$12,488	$2,971	31.72%	$22,703	$2,591	15.22%
CMO collateral (1)	12,588,999	410,690	4.35	6,136,812	229,864	4.99
Mortgages held-for-investment and held-for-sale (2)	1,687,718	72,037	5.69	455,743	18,006	5.27
Finance receivables	519,317	18,588	4.77	581,100	22,101	5.07

Total Mortgage Assets	$14,808,522	$504,286	4.54%	$7,196,358	$272,562	5.05%

BORROWINGS
CMO borrowings (3)	$12,415,345	$215,146	2.31%	$6,031,088	$126,742	2.80%
Reverse repurchase agreements	2,033,072	36,594	2.40	1,290,996	23,066	2.38
Borrowings secured by investment securities (4)	—	—		3,622	2,316	85.26

Total borrowings on Mortgage Assets	$14,448,417	$251,740	2.32%	$7,325,706	$152,124	2.77%

Net Interest Spread (5)			2.22%			2.28%
Net Interest Margin (6)			2.27%			2.23%
Net Cash Payments on Derivatives (7)		$67,211			$36,436
Net Interest Margin including Net Cash Payments on Derivatives (8)			1.67%			1.56%

(1)	Interest includes $79.2 million and $29.6 million, respectively, of amortization of acquisition costs on mortgages acquired from the mortgage operations. Interest also includes $35.1 million and $14.8 million, respectively, of accretion of loan discounts, which represents the amount allocated to MSRs when they are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment.

(2)	Includes mortgages held-for-sale which were acquired via the consolidation of the mortgage operations on July 1, 2003.

(3)	Interest includes $23.9 million and $18.8 million, respectively, of amortization of costs incurred upon completion of CMOs.

(4)	Payments and excess cash flows received from investment securities collateralizing these borrowings were used to pay down the outstanding borrowings. The payments were received from a collateral base that was in excess of the borrowings. Therefore, while the payment amounts remained relatively stable, the average balance of the borrowings continued to decline. These borrowings were repaid during the third quarter of 2003.

(5)	Net interest spread is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.

(6)	Net interest margin is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total average mortgage assets.

(7)	Represents net cash paid on derivatives, which is a component of mark-to-market loss – derivative instruments on the consolidated financial statements.

(8)	Net interest margin including net cash payments on derivatives is calculated by subtracting interest expense on total borrowings on mortgage assets and net cash payments on derivatives from interest income on total mortgage assets and then dividing by total average mortgage assets.

Non-Interest and Income Tax Expense

Non-interest and income tax expense increased to $62.9 million for the first nine months of 2004 as compared to $27.9 million for the first nine months of 2003. The period-over-period increase in non-interest and income tax expense was primarily due to a $43.4 million increase in operating costs. The increase in operating costs was primarily due to the consolidation of the mortgage operations on July 1, 2003. Operating costs generated by the mortgage operations was reported on a consolidated basis for the consolidation period, however, for the non-consolidation period the financial results of IFC for the six months ended June 30, 2004 were reported as equity in net earnings of IFC on the consolidated financial statements. As such, operating costs increased to $64.5 million for the first nine months of 2004 as compared to $21.1 million for the first nine months of 2003. Operating costs include personnel expense, professional services, equipment expense, occupancy expense, data processing expense and general and administrative and other expense. Personnel expense, which primarily includes salary, wages and benefit costs, was $43.7 million, or 68% of total operating costs, during the third quarter of 2004 as compared to $12.0 million, or 57% of total operating costs, during the third quarter of 2003. Personnel related costs are variable expenses and are primarily driven by mortgage acquisitions and originations.

The following table summarizes the principal balance of mortgage acquisitions and originations by loan characteristic for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2004		2003
	Principal Balance	%	Principal Balance	%
By Loan Type:
Fixed rate first trust deed	$1,606,605	10	$3,130,037	49
Fixed rate second trust deed	479,514	3	99,224	1
Adjustable rate:
Primarily six-month LIBOR indexed ARMs (1)	2,530,690	16	1,376,026	22
Primarily six-month LIBOR indexed hybrids (2)	11,234,830	71	1,802,921	28

Total adjustable rate	13,765,520	87	3,178,947	50

Total Mortgage Acquisitions and Originations	$15,851,639	100	$6,408,208	100

By Production Channel:
Correspondent acquisitions:
Flow	$7,835,914	49	$3,399,605	53
Bulk	5,998,123	38	1,595,632	25

Total correspondent acquisitions	13,834,037	87	4,995,237	78

Wholesale and retail originations	1,482,784	10	1,062,071	17
Novelle Financial Services, Inc.	534,818	3	350,900	5

Total Mortgage Acquisitions and Originations	$15,851,639	100	$6,408,208	100

By Credit Quality:
Alt-A	$15,277,779	96	$6,031,313	94
B/C (3)	573,860	4	376,895	6

Total Mortgage Acquisitions and Originations	$15,851,639	100	$6,408,208	100

By Purpose:
Purchase	$9,619,211	61	$2,886,647	45
Refinance	6,232,428	39	3,521,561	55

Total Mortgage Acquisitions and Originations	$15,851,639	100	$6,408,208	100

By Prepayment Penalty:
With prepayment penalty	$11,336,830	72	$4,897,549	76
Without prepayment penalty	4,514,809	28	1,510,659	24

Total Mortgage Acquisitions and Originations	$15,851,639	100	$6,408,208	100

(1)	Also includes minimal principal balances of one-year LIBOR and constant maturity Treasury ARMs.

(2)	Mortgages are fixed rate for initial two to five year periods and subsequently adjust to the indicated index plus a margin.

(3)	The first nine months of 2004 and 2003 includes $534.8 million and $350.9 million, respectively, of B/C mortgages originated by NFS, a subsidiary of IFC, that are subsequently sold to third party investors for cash gains.

Operating costs increased at a lower incremental per loan rate relative to mortgage acquisitions and originations as we believe that our efficient centralized operating structure and our web-based automated underwriting system, iDASLg2, allows us to maintain our position as a low cost nationwide acquirer and originator of Alt-A mortgages. In addition, we believe that a higher percentage of bulk mortgage acquisitions during the first nine months of 2004 contributed to lower per loan acquisition costs as compared to the first nine months of 2003. Bulk mortgage acquisitions, which are acquired as bulk loan packages, generally require less staffing and corresponding operating costs than flow mortgage acquisitions.

Mark to Market Gain (Loss) – Derivative Instruments

We enter into derivative contracts to manage the various risks associated with certain specific liabilities. On the date we enter into various derivative contracts, the derivatives are designated as an economic hedge of the variability in expected future cash flows associated with a financing obligation or future liability. However, we generally do not liquidate, or trade, our derivative positions prior to the expiration date and therefore would not experience realized losses. In our consolidated financial statements, we record a market valuation adjustment for economic hedges and any subsequent cash payments paid or received on these derivatives as current period expense or revenue in mark-to-market loss – derivative instruments on the consolidated financial statements. In addition, we account for the mortgage pipeline as free-standing derivatives and record the change in fair value of such instruments and the related derivatives used to manage interest rate risk associated with the mortgage pipeline as current period expense or revenue.

During the nine months ended September 30, 2004, mark-to-market loss—derivative instruments decreased to a loss of $43.2 million as compared to a loss of $15.0 million for the same period in the previous year. Mark-to-market loss – derivative instruments include the change in fair value of derivatives since the prior reporting date and net cash payments made on the notional amount of derivatives. The change in fair value of derivatives increased by $2.6 million to a mark-to-market gain of $24.0 million during the first nine months of 2004, as compared to a mark-to-market gain of $21.4 during the first nine months of 2003. The increase in market valuation adjustments was the result of changes in the expectation of future interest rates which positively impacted the fair value of derivatives during the first nine months of 2004 as compared to the first nine months of 2003. Net cash payments made on derivatives were $67.2 million for the first nine months of 2004, as compared to $36.4 million for the first nine months of 2003. The increase in interest payments on derivatives was due to the growth of the mortgage portfolio and growth of corresponding CMO financing and the acquisition of derivatives to manage risks associated with changing interest rates on CMO and reverse repurchase borrowings. Refer to the yield table below for the effect of net cash payments on derivatives on net interest margins.

Results of Operations by Business Segment-

For the Nine Months Ended September 30, 2004 compared to the Nine Months Ended September 30, 2003

Long-Term Investment Operations

Net earnings from the long-term investment operations was $116.4 million for the first nine months of 2004 as compared to $62.7 million for the first nine months of 2003. The increase in net earnings of $53.7 million was primarily due to the following:

•	$80.3 million increase in net interest income, which was partially offset by;

•	$25.8 million increase in mark-to-market loss—derivative instruments.

Net interest income. Net interest income rose by $80.3 million to $172.5 million for the first nine months of 2004 as compared to $92.2 million for the first nine months of 2003 primarily as the long-term mortgage portfolio grew. The long-term investment operations retained $14.3 billion of primarily Alt-A mortgages from the mortgage operations and $419.4 million of multi-family mortgages originated by IMCC since the end of the third quarter of 2003, which in turn led to an increase in average CMO collateral and mortgages held-for-investment as shown in the comparative yield table above.

Mark-to-market loss—derivative instruments. Mark-to-market loss—derivative instruments increased by $25.8 million to a loss of $40.4 million for the first nine months of 2004 as compared to a loss of $14.6 million for the first nine months of 2003. For an explanation of the increase in mark-to-market loss – derivative instruments, refer to the consolidated discussion above as the majority of derivative instruments are part of the long-term investment operations.

Refer to Note C. “Segment Reporting” in the notes to consolidated financial statements for additional detail on the financial results of the long-term investment operations.

Mortgage Operations

Net earnings from the mortgage operations was a loss of $3.6 million for the first nine months of 2004 as compared to $19.3 million for the first nine months of 2003. The decrease in net earnings was primarily due to a decrease in gain on sale of loans as the mortgage operations sold a lower volume of FRMs during the first nine months of 2004 as compared to the first nine months of 2003. The mortgage operations sold $1.1 billion of FRMs to third parties during the first nine months of 2004 as compared to $2.5 billion of FRMs sold to third parties during the first nine months of 2003.

Warehouse Lending Operations

Net earnings from the warehouse lending operations was $30.5 million for the first nine months of 2004 as compared to $19.6 million for the first nine months of 2003. The increase in net earnings was primarily due to an increase in net interest income, which increased to $33.6 million during the first nine months of 2004 as compared to $21.1 million during the first nine months of 2003. The increase in net interest income was primarily due to an increase in average mortgage assets as mortgage acquisitions and originations by the mortgage operations increased.

Refer to Note C. “Segment Reporting” in the notes to consolidated financial statements for additional detail on the financial results of the warehouse lending operations.

Financial Condition

Total assets grew 91% to $20.2 billion as of September 30, 2004 as compared to $10.6 billion as of December 31, 2003, as the long-term investment operations retained $12.4 billion of primarily adjustable rate and fixed rate Alt-A mortgages and multi-family mortgages during the first nine months of 2004. The following table presents selected financial data as of the dates indicated (dollars in thousands, except per share data and master servicing portfolio):

	As of and For the Quarter Ended,
	September 30, 2004	December 31, 2003	September 30, 2003
Book value per share	$10.43	$8.39	$7.58
Return on average assets	(0.19)%	1.95%	2.08%
Return on average equity	(4.39)%	49.57%	46.45%
Assets to equity ratio	25.75:1	22.35:1	22.35:1
Debt to equity ratio	24.57:1	21.28:1	21.06:1
Mortgages owned 60+ days delinquent	$304,350	$175,313	$231,153
60+ day delinquency of mortgages owned	1.56%	1.79%	2.88%
Mortgages owned 90+ days delinquent and other real estate owned	$203,942	$140,369	$194,086
90+ days delinquency of mortgages owned and other real estate owned to total assets	1.01%	1.33%	2.17%
Master servicing portfolio (in millions)	$25,399	$13,920	$12,093

The retention of mortgages during the first nine months of 2004 resulted in a 103% increase in mortgages held as CMO collateral to $17.5 billion as of September 30, 2004 as compared to $8.6 billion as of December 31, 2003. The following table presents selected information about mortgages held as CMO collateral as of the dates indicated:

	As of the Quarter Ended,
	September 30, 2004	December 31, 2003	September 30, 2003
Percent of Alt-A mortgages	99	99	99
Percent of ARMs	90	86	82
Percent of FRMs	10	14	18
Percent of hybrid ARMs	67	48	39
Weighted average gross coupon	5.48	5.56	5.71
Weighted average margin	3.45	3.10	3.01
Weighted average original LTV	77	79	79
Weighted average original credit score	699	694	691
Prior 3-month CPR	29	31	32
Prior 12-month CPR	29	28	29
Percent with active prepayment penalty	76	81	81
Percent of mortgages in California	63	64	64
Percent of purchase transactions	59	57	56
Percent of owner occupied	84	87	88
Percent of first lien	99	99	99

We believe that in order for us to generate positive cash flows, we must successfully manage the following primary operational and market risks:

•	credit risk;

•	prepayment risk;

•	liquidity risk; and

•	interest rate risk.

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

We believe that by improving the overall credit quality of our long-term mortgage portfolio we can consistently generate stable future cash flow and taxable income. As of September 30, 2004, the original weighted average credit score of mortgages held as CMO collateral was 699 and the original weighted average LTV ratio was 77%.

During the first nine months of 2004, we retained $12.1 billion of primarily adjustable rate and fixed rate Alt-A mortgages that were acquired or originated by the mortgage operations with an original weighted average credit score of 697 and an original weighted average LTV ratio of 77%. Of the $12.1 billion of mortgages retained during the first nine months of 2004, $4.5 billion were bulk mortgages that were acquired by the mortgage operations with an original weighted average credit score of 696 and an original weighted average LTV ratio of 77%. IMCC also originated $335.1 million of multi-family mortgages with a weighted average credit score of 721 and an original weighted average LTV of 65%.

We monitor our sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide. This includes an effective and aggressive collection effort in order to minimize mortgages from becoming seriously delinquent. However, when resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform ongoing review of mortgages that display weaknesses and believe that we maintain adequate loss allowance on the mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. In foreclosure sales, we generally acquire title to the property. As of September 30, 2004, our long-term mortgage portfolio included 1.56% of mortgages that were 60 days or more delinquent compared to 1.79% as of December 31, 2003. The decrease in the 60 day delinquency rate was primarily due to the growth and high credit quality mortgages added to our long-term mortgage portfolio.

The following table summarizes mortgages in our long-term mortgage portfolio that were 60 or more days delinquent for the periods indicated (in thousands):

	At September 30, 2004	At December 31, 2003
60-89 days delinquent	$117,003	$51,173
90 or more days delinquent	36,565	52,080
Foreclosures	138,020	66,767
Delinquent bankruptcies	12,762	5,293

Total 60 or more days delinquent	$304,350	$175,313

Seriously delinquent assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. When real estate is acquired in settlement of loans, or “other real estate owned,” the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion. As of September 30, 2004, seriously delinquent assets and other real estate owned as a percentage of total assets was 1.01% as compared to 1.33% as of December 31, 2003.

The following table summarizes mortgages in our long-term mortgage portfolio that were seriously delinquent and other real estate owned for the periods indicated (in thousands):

	At September 30, 2004	At December 31, 2003
90 or more days delinquent	$187,347	$124,140
Other real estate owned	16,595	16,229

Total	$203,942	$140,369

As of September 30, 2004, allowance for loan losses increased to $59.3 million as compared to $38.6 million as of December 31, 2003, as we retained $12.4 billion of mortgages year-to-date and increased allowance for loan losses accordingly. In addition, we established a specific allowance for loan losses in the amount of $10.3 million to provide for anticipated losses on warehouse advances, as discussed above, as we have deemed this amount to be non-collectible. In our opinion and in accordance with our loan loss allowance methodology, we believe that the present allowance for loan losses is adequate to provide for losses inherent in our loan portfolios.

Prepayment Risk. As of September 30, 2004, 76% of mortgages held as CMO collateral had prepayment penalty features as compared to 81% as of December 31, 2003 as a higher percentage of mortgages acquired on a bulk basis without prepayment penalty features were acquired during the first nine months of 2004. 73% of mortgages retained during the first nine months of 2004 had prepayment penalty features ranging from two to seven years as compared to 81% during the first nine months of 2003. Mortgages held as CMO collateral had a 12-month CPR of 29% as of September 30, 2004 and 2003.

Liquidity Risk. We employ a leveraging strategy to increase assets by financing our long-term mortgage portfolio primarily with CMO borrowings, reverse repurchase agreements and capital and then using cash proceeds to acquire additional mortgage assets. We retain ARMs and FRMs that are acquired and originated by the mortgage operations and finance the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements. After accumulating a pool of mortgages, we may securitize the mortgages in the form of CMOs. Our strategy is to securitize our mortgages generally between 15 to 45 days in order to reduce the accumulation period that mortgages are outstanding on short-term warehouse or reverse repurchase facilities, which reduces our exposure to margin calls on these facilities. CMOs are classes of bonds that are sold to investors in mortgage-backed securities and as such are not subject to margin calls. In addition, CMOs generally require a smaller initial cash investment as a percentage of mortgages financed than does interim warehouse and reverse repurchase financing.

Because of the prepayment and loss rates of our Alt-A mortgages, we have received favorable credit ratings on our CMOs from credit rating agencies, which has reduced our required initial capital investment as a percentage of mortgages securing CMO financing. However, the ratio of total assets to total equity, or “leverage ratio,” increased to 25.75 to 1 as of September 30, 2004 compared to 22.35 to 1 as of December 31, 2003, as we did not raise capital during the third quarter of 2004. We continually monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to “Liquidity and Capital Resources” below.

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources

We recognize the need to have funds available for our operating businesses and our customer’s demands for obtaining short-term warehouse financing until the settlement or sale of mortgages with us or with other investors. It is our policy to have adequate liquidity at all times to cover normal cyclical swings in funding availability and mortgage demand and to allow us to meet abnormal and unexpected funding requirements. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. Toward this goal, our asset/liability committee, or “ALCO,” is responsible for monitoring our liquidity position and funding needs. ALCO is comprised of senior executives of the mortgage operations and warehouse lending operations. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the balance sheet for changes in the capital liquidity of our assets in addition to the general economic and business environment to asses capital needs. Our primary liquidity consists of cash and cash equivalents and maturing mortgages, or “liquid assets.” We believe that current cash balances, currently available financing facilities, capital raising capabilities and excess cash flows generated from our long-term mortgage portfolio will adequately provide for projected funding needs and asset growth. However, if we are unable to raise capital in the future, we may not be able to grow as planned. Refer to “Risk Factors” for additional information regarding risks that could adversely affect our liquidity.

Our operating businesses primarily use available funds as follows:

•	costs associated with the acquisition and origination of mortgages,

•	investment in mortgages;

•	provide short-term warehouse advances to affiliates and non-affiliated clients; and

•	pay common and preferred stock dividends.

Acquisition and origination of mortgages. During the first nine months of 2004, the mortgage operations acquired and originated $15.9 billion of primarily Alt-A mortgages. The acquisition and origination of mortgages are initially financed with warehouse borrowings which require an initial capital investment of generally between 2% to 5% of the outstanding principal balance of the mortgages, or “haircut,” depending on the collateral provided. In addition to the haircut, initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated. During the first nine months of 2004, the mortgage operations paid weighted average premiums of 2.27% of the principal balance of mortgages acquired and originated. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages between 15 to 45 days of acquisition or origination.

In addition, IMCC originated $335.1 million of multi-family mortgages which were initially financed with short-term warehouse financing that generally require a 3% to 15% haircut. Multi-family mortgages are either sold as whole loan sales or are financed with CMO borrowings at the same or lower over-collateralization requirements than haircut requirements for warehouse financing.

Investment in mortgages. The long-term investment operations retained $12.1 billion of primarily Alt-A mortgages that were acquired and originated by the mortgage operations during the first nine months of 2004. The retention of mortgages are initially financed with warehouse borrowings which require an initial haircut between 2% to 10% of the outstanding principal balance of the mortgages. In addition to the haircut, initial capital invested in mortgages includes premiums paid when mortgages are acquired from the mortgage operations. Capital invested in mortgages is outstanding until we securitize mortgages as CMOs and repay warehouse borrowings and recoup our 2% to 10% haircut. Then, depending on credit ratings from national credit rating agencies on our CMOs, we are generally required to provide an over-collateralization of 0.50% to 1% of the principal balance of mortgages securing CMO financing as compared to a haircut of 2% to 5% of the principal balance of mortgages securing short-term warehouse financing. Our total capital investment in CMOs generally range from approximately 3% to 10% of the principal balance of mortgages securing CMO borrowings, which includes premiums paid upon acquisition of mortgages, costs paid for completion of CMOs, costs to acquire derivative instruments and OC required to achieve desired credit ratings.

Provide short-term warehouse advances to affiliates and non-affiliates. We utilize committed and uncommitted warehouse facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations. The warehouse lending operations provides short-term financing to the mortgage operations and non-affiliated clients from the closing or acquisition of mortgages to their sale or other settlement with investors. The warehouse lending operations generally finances between 95% and 98% of the fair market value of the principal balance of mortgages, which equates to a haircut requirement of between 2% and 5%, at one-month LIBOR plus a spread. The mortgage operations has uncommitted warehouse line agreements to obtain financing of up to $800.0 million from the warehouse lending operations during the period that the mortgage operations accumulates mortgages until the mortgages are securitized or sold. In addition, as of September 30, 2004, the warehouse lending operations had $804.0 million of approved warehouse lines available to non-affiliated clients, of which $587.1 million was outstanding.

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

Pay common and preferred stock dividends. We paid common stock dividends of $93.4 million and preferred stock dividends of $1.6 million during the first nine months of 2004. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. As such, we declared cash dividends of $2.15 per outstanding common share during the first nine months of 2004 on net earnings of $2.14 per diluted share. A portion of dividends paid to IMH’s common stockholders come from dividend distributions from the mortgage operations to IMH. During the first nine months of 2004, the mortgage operations provided a dividend distribution of $24.0 million to IMH. However, because the mortgage operations may seek to retain earnings to fund the acquisition and origination of mortgages or to expand the mortgage operations, the board of directors of the mortgage operations may decide that the mortgage operations should cease making dividend distributions in the future. This could reduce the amount of taxable income that would be distributed to IMH stockholders in the form of dividends.

Our operating businesses are primarily funded as follows:

•	CMO borrowings and reverse repurchase agreements;

•	excess cash flows from our long-term mortgage portfolio;

•	sale and securitization of mortgages; and

•	cash proceeds from the issuance of securities.

CMO borrowings and reverse repurchase agreements. We use CMO borrowings and reverse repurchase agreements to fund substantially all warehouse financing to affiliates and non-affiliated clients and the acquisition and origination of mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase agreements with third party lenders. We primarily use committed and uncommitted repurchase facilities with major investment banks and warehouse lenders to finance substantially all warehouse financing, as needed. These reverse repurchase agreements may have certain covenant tests which we continue to satisfy. As of September 30, 2004, the warehouse lending operations had $525.0 million of committed and $2.3 billion of uncommitted repurchase facilities with various lenders, of which $2.12 billion was outstanding.

From time to time, we may utilize term reverse repurchase financing provided to us by underwriters who underwrite some of our securitizations. The term reverse repurchase financing funds mortgages that are specifically allocated to securitization transactions, which allows us to reduce overall borrowings outstanding on reverse repurchase agreements with other lenders during the period immediately prior to the settlement of the securitization. Terms and interest rates on the term reverse repurchase facilities are similar to other reverse repurchase agreements. Term reverse repurchase financing are primarily repaid within 30 days from the date funds are advanced. During the first nine months of 2004, average balances outstanding on term reverse repurchases were $222.8 million and $234.9 million was outstanding on term reverse repurchase agreements as of September 30, 2004.

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

During the first nine months of 2004, we completed $12.0 billion of CMOs, of which $11.4 billion were adjustable rate CMOs and $599.0 million were fixed rate CMOs, to provide long-term financing for the retention of primarily Alt-A mortgages and the origination of multi-family mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as CMO collateral, which means that we have to provide less initial capital upon completion of CMOs. Capital investment in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies.

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

The mortgage operations sold $12.1 billion of mortgages to the long-term investment operations during the first nine months of 2004 in addition to mortgages sold as whole loan sales and REMICs. The mortgage operations sold mortgage servicing rights on substantially all mortgages sold during the first nine months of 2004. The sale of mortgage servicing rights generated substantially all cash, which was used to acquire and originate additional mortgage assets.

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

Cash proceeds from the issuance of securities. In December 2003, we filed with the SEC a shelf registration statement that allows us to sell up to $500.0 million of securities, including common stock, preferred stock, debt securities and warrants. In February 2004, we raised $106.3 million in net proceeds from the issuance of 5.750 million new shares of common stock and in May and June of 2004 we raised $32.3 million in net proceeds from the issuance of 1.725 million shares of common stock. In May 2004, we also raised $48.3 million in net proceeds from the issuance of 2.0 million shares of 9.375% Series B Cumulative Redeemable Preferred Stock. In addition, pursuant to an equity distribution agreement entered into in May of 2004 with UBS Securities, LLC (“UBS”) we sold, from July 1 to July 8, 2004, 992 thousand shares of common stock with net proceeds of $21.2 million and UBS received aggregate commissions of $654 thousand. As of September 30, 2004, we have sold all shares of common stock pursuant to the equity distribution agreement. By issuing new shares periodically throughout the year, we believe that we were able to utilize new capital more efficiently and profitably.

Cash Flows

Operating Activities - Net cash provided by (used in) operating activities was $(200.7) million for the first nine months of 2004 as compared to $13.4 million for the first nine months of 2003. During the first nine months of 2004 and 2003, net cash flows of $339.4 million and $95.8 million, respectively, were used in operating activities to primarily acquire and originate mortgages, net of loan sales.

Investing Activities - Net cash used in investing activities was $9.2 billion for the first nine months of 2004 as compared to $2.3 billion for the first nine months of 2003. During the first nine months of 2004 and 2003, net cash flows of $9.2 billion and $2.4 billion, respectively, were used in investing activities to primarily invest in mortgages, net of principal repayments.

Financing Activities - Net cash provided by financing activities was $9.5 billion for the first nine months of 2004 as compared to $2.3 billion for the first nine months of 2003. During the first nine months of 2004 and 2003, net cash flows of $8.7 billion and $2.2 billion, respectively, was provided by financing activities primarily from CMO financing, net of principal repayments.

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

Risks Related To Our Businesses

A prolonged economic downturn or recession would likely result in a reduction of our mortgage origination activity which could adversely affect our financial results.

The United States economy has undergone and may in the future, undergo, a period of slowdown, which some observers view as a recession. An economic downturn or a recession may have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages may adversely affect our ability to maintain or expand our long-term mortgage portfolio, our principal means of generating earnings. In addition, a decline in new mortgage activity may likely result in reduced activity for our warehouse lending operations and our long-term investment operations. In the case of our mortgage operations, a decline in mortgage activity may result in fewer loans that meet its criteria for purchase and securitization or sale, thus resulting in a reduction in interest income and fees and gain on sale of loans. We may also experience larger than previously reported losses on our long-term mortgage portfolio due to a higher level of defaults or foreclosures or higher loss rates on our mortgages.

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

As a result, during this period many mortgage originators, including us, were unable to access the securitization market on favorable terms. This resulted in some companies declaring bankruptcy. Some companies, like us, were required to sell loans on a whole loan basis and liquidate holdings of mortgage-backed securities to repay short-term borrowings. However, the large amount of mortgages available for sale on a whole loan basis affected the pricing offered for these mortgages, which in turn reduced the value of the collateral underlying the financing facilities. Therefore, many providers of financing facilities initiated margin calls. Margin calls resulted when our lenders evaluated the market value of the collateral securing our financing facilities and required us to provide them with additional equity or collateral to secure our borrowings.

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

On July 22, 2004, we publicly announced that we had discovered accounting inaccuracies in previously reported financial statements. As a result, following consultation with our auditors, we decided to restate our financial statements for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003, the three and nine months ended September 30, 2003 and for each of the years ended December 31, 2003, 2002 and 2001. The restatements relate to a correction to our revenue recognition policy with respect to the cash sales of mortgage servicing rights to unrelated third parties when the mortgage loans are retained, our accounting for derivatives and interest rate risk management activities, the accounting for loan purchase commitments as derivatives and selected elimination entries to consolidate IFC with that of IMH. The effect of this restatement on net earnings (loss) for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003, the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002 and 2001, was an increase (decrease) of $(36.7) million, $(0.7) million, $2.4 million, $1.7 million, $11.2 million, $12.8 million, $21.7 million, $(34.6) million and $(35.4) million, respectively. Additionally, basic and diluted earnings per share (“EPS”) for the six months ended June 30, 2004 was corrected to $2.44 and $2.40, respectively, from $2.30 and $2.27, respectively.

The restatement of these financial statements could lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing, such as lines of credit or otherwise. We may not be able to effectuate our current operating strategy, including the ability to originate, acquire or securitize mortgages loans for retention or sale at projected levels. We may be subject to resignation of our current external auditors which may, among other things, cause a delay in the preparation of future financial statements and increase expenditures related to the retention of new external auditors and the lead time required to become familiar with our operations. The process of retaining new external auditors may limit our access to the capital markets for an extended period of time. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline, and could result in a delisting of our securities from the New York Stock Exchange.

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which would harm our business and the trading price of our securities.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result of a review of our June 30, 2004 operating results, we identified certain deficiencies in some of our disclosure controls and procedures which we believe required remediation.

Furthermore, in planning and performing its audit of our restated consolidated financial statements, our external auditors also noted in a letter to management and the audit committee dated August 16, 2004 certain matters involving internal controls and operations that they consider to be a material weakness, as defined by the Public Company Accounting Oversight Board (“PCAOB”). According to the letter, we need to improve the evaluation and documentation of accounting policies and procedures for complex transactions, such as transfers of financial assets, derivatives and hedge accounting and allowance for credit losses, and we currently do not have a sufficient amount or type of staff in the financial reporting and accounting departments. Furthermore, our auditors also noted significant deficiencies, as defined by the PCAOB, for our consideration stating that our internal audit function does not provide an adequate or effective monitoring of our controls and we need to evaluate whether we have appropriate internal resources to manage and monitor work performed by our outsourced tax compliance function. We are currently taking steps to address these conditions, but we may be hampered in this regard by our current staffing.

We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal controls over financial reporting, our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets and which could result in regulatory proceedings against us by, among others, the SEC.

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

Additionally, the rates paid on our borrowings and the rates received on our assets may be based upon different indices. If the index used to determine the rate on our borrowings, typically one-month LIBOR, increases faster than the indices used to determine the rates on our assets, such as six-month LIBOR or the prime rate, we will experience a declining net interest spread, which may have a negative effect on our profitability, and may result in losses.

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

Mortgage prepayments generally increase on our ARMs when fixed mortgage interest rates fall below the then-current interest rates on outstanding ARMs. Prepayments on mortgages are also affected by the terms and credit grades of the mortgages, conditions in the housing and financial markets and general economic conditions. If we acquire mortgages at a premium and they are subsequently repaid, we must expense the unamortized premium at the time of the prepayment. We could possibly lose the opportunity to earn interest at a higher rate over the expected life of the mortgage. Also, if prepayments on mortgages increase when interest rates are declining, our net interest income may decrease if we cannot reinvest the prepayments in mortgage assets bearing comparable rates. If prepayment rates differ from our projections, we may experience a change in net earnings due to a mismatch in the cash flows associated with derivatives being hedged.

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

Generally, we consider multi-family mortgages to involve a higher degree of risk compared to first mortgages on one-to four-family, owner occupied residential properties. These mortgages have higher risks than mortgages secured by residential real estate because repayment of the mortgages often depends on the successful operations and the income stream of the borrowers. Furthermore, multi-family mortgages typically involve larger mortgage balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgages.

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

The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the Alt-A, B/C and multi-family mortgage industry. Competition in the industry can take many forms, including interest rates and costs of a loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. Our failure to maintain our customer service levels may affect our ability to effectively compete in the mortgage industry. Price competition would lower the interest rates that we are able to charge borrowers, which would lower our interest income. Price-cutting or discounting reduces profits and will depress earnings if sustained for any length of time. If our competition uses less stringent underwriting standards we will be pressured to do so as well, resulting in greater loan risk without being able to price for that greater risk. Our competitors may lower their underwriting standards to increase their market share. If we do not relax underwriting standards in the face of competition, we may lose market share. Increased competition may also reduce the volume of our loan originations and acquisitions. Any increase in these pricing and credit pressures could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are exposed to potential credit losses in providing warehouse financing.

As a warehouse lender, we lend money to mortgage bankers on a secured basis and we are subject to the risks associated with lending to mortgage bankers, including the risks of fraud, borrower default and bankruptcy, any of which could result in credit losses for us. Fraud risk may include, but is not limited to, the financing of nonexistent loans or fictitious mortgage loan transactions or the delivery to us of fraudulent collateral that could result in the loss of all sums we have advanced to the borrower. Also, our claims as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay.

Our operating results will be affected by the results of our interest rate risk management activities.

To offset the risks associated with our mortgage operations, we enter into transactions designed to limit our exposure to interest rate risks. To offset the risks associated with adjustable rate borrowings, we attempt to match the interest rate sensitivities of our ARMs with the associated financing liabilities. Management determines the nature and quantity of derivative transactions based on various factors, including market conditions and the expected volume of mortgage acquisitions. While we believe that we properly manage our interest rate risk on an economic and tax basis, we are not able to apply hedge accounting, as established by the Financial Accounting Standards Board, or FASB,” under the provisions of Statement of Financial Accounting Standards No. 133, or “SFAS 133,” for our interest rate risk management activities in our financial statements. The effect of not applying hedge accounting means that our interest rate risk management activities may result in significant volatility in our quarterly net earnings as interest rates go up or down. It is possible that there will be periods during which we will incur losses on derivative transactions that may result in net losses, as was the case in 2001 after the restatement of our consolidated financial statements. In addition, if the counter parties to our derivative transactions are unable to perform according to the terms of the contracts, we may incur losses. While we believe we prudently manage interest rate risk, our derivative transactions may not offset the risk of adverse changes in net interest margins.

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

The mortgage brokers and correspondents from which we obtain mortgages have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders or an acquirer of the loan responsible for the legal violations of mortgage bankers and brokers, increasingly federal and state agencies have sought to impose such liability. Previously, for example, the United States Federal Trade Commission, or “FTC,” entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a sub-prime mortgage lender responsible for the pricing practices of its mortgage bankers and brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage banker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage bankers, brokers or correspondents.

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

Violations of certain provisions of these federal and state laws may limit our ability to collect all or part of the principal of or interest on the loans and in addition could subject us to damages and could result in the mortgagors rescinding the loans whether held by us or subsequent holders of the loans.

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

Furthermore, various federal and state laws impose significant privacy or customer information security obligations which may subject us to additional costs and legal risks and we cannot assure you that we will not be subject to lawsuits or compliance actions under such requirements. Similarly various state and federal laws have been enacted to restrict unsolicited advertising using telephones, facsimile machines and electronic means of transmission. These laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance or by subjecting us to lawsuits or compliance actions.

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

The following table estimates the financial impact to base case, including net cash flows from derivatives, from various instantaneous and parallel shifts in interest rates based on both our on- and off-balance sheet structure as of the period indicated:

	Changes in base case as of July 31, 2004 (1)
	Base case, excluding net cash flow on derivatives		Net cash flow on derivatives	Base case, including net cash flow on derivatives
	($)	(%)	($)	($)	(%)
Instantaneous and Parallel Change in Interest Rates (2)
Up 300 basis points, or 3%	133	(62)	160	293	(10)
Up 200 basis points, or 2%	212	(39)	101	313	(4)
Up 100 basis points, or 1%	284	(19)	38	322	(1)
Down 100 basis points, or 1%	406	16	(77)	329	1
Down 200 basis points, or 2% (3)	n/a	n/a	n/a	n/a	n/a

(1)	The dollar and percentage changes represent base case for the next twelve months versus the change in base case in the various instantaneous and parallel interest rate change simulations, excluding the effect of amortization of loan discounts to base case.
(2)	Instantaneous and parallel interest rate changes over and under the projected forward yield curve.
(3)	The interest rate environment as of July 31, 2004 makes this simulation irrelevant as a 200 basis point downward shock to short-term interest rates would result in negative interest rates.

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

Furthermore, in planning and performing its audit of our restated consolidated financial statements, our external auditors also noted in a letter to management and the audit committee dated August 16, 2004 certain matters involving internal controls and operations that they consider to be a material weakness, as defined by the PCAOB. According to the letter, we need to improve the evaluation and documentation of accounting policies and procedures for complex transactions, such as transfers of financial assets, derivatives and hedge accounting and allowance for credit losses, and we currently do not have a sufficient amount or type of staff in the financial reporting and accounting departments. Furthermore, our auditors also noted significant deficiencies, as defined by the PCAOB, for our consideration stating that our internal audit function does not provide an adequate or effective monitoring of our controls and we need to evaluate whether we have appropriate internal resources to manage and monitor work performed by our outsourced tax compliance function.

As a result of the findings described above and in addition to our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, we began implementing the following actions:

•	we sought to thoroughly understand the nature of the issues through discussions with KPMG and our Audit Committee;

•	as part of our new internal control procedures, we are enhancing our documentation of critical accounting policies;

•	we hired outside consultants to assist our internal audit group in documenting our accounting and business processes and identifying areas that require control or process improvement;

•	we have begun establishing and continue to establish new internal control processes based on discussions with our consultants that we have engaged to help us in this regard and our own management team seeking to remedy any problems identified;

•	in June 2004, we hired a Director of Internal Audit whose primary responsibilities are to oversee the establishment of formalized policies and procedures throughout our organization and to document and assess our system of internal controls;

•	in November 2004, we hired additional personnel to support the internal audit department in their primary responsibilities, as discussed above;

•	we began instituting, and continue to institute, new procedures around our quarterly reporting processes whereby significant accounting issues are discussed and documented, reviewed with our external auditors and our Audit Committee, formally approved by our management, and given timely effect in our books and records;

•	in October 2004, we hired a new Controller and accounting manager; and

•	we have embarked on the hiring of additional resources in the accounting and finance areas with expertise in technical accounting, tax accounting and SEC reporting.

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

As of September 30, 2004, our CEO and CFO, with the participation of other management of the Company, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act, and based upon that evaluation, our CEO and CFO concluded that they believe that these disclosure controls and procedures were effective as of September 30, 2004. We have begun to test the operating effectiveness of the matters listed above that have been and are being implemented to correct the referenced material weakness and significant deficiencies.

Changes in Internal Controls

During and subsequent to the third quarter of 2004, we began implementation of the changes discussed above which actions have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

On April 14, 2004, an action was filed in the Circuit Court of DuPage County, Illinois as Case No. 04 L 391 entitled Sally Sengpiel v. GMAC Mortgage Corporation, Impac Funding Corp. d/b/a Impac Leasing Group. The complaint contains allegation of a class action and alleges that the defendants required prepayment penalties on notes, which exceed an annual percentage rate of 8% per annum in violation of Illinois law. The plaintiff is seeking actual and statutory damages and injunctive relief. On June 28, 2004, we filed a motion to dismiss the complaint. On October 28, 2004, this matter was dismissed with prejudice.

Please refer to our report on Form 10-K/A for the year ended December 31, 2003 and report on Form 10-Q/A for the period ended June 30, 2004 regarding other reported litigation and claims.

We are a party to other litigation and claims which are normal in the course of our operations. While the results of such litigation and claims cannot be predicted with certainty, we believe the final outcome of such other matters will not have a material adverse effect on our financial condition or results of operations.

ITEM 2:	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a) Exhibits:

10.1	(a)	Form of 2002 Indemnification Agreement between the Registrant and each officer and director.

10.1	(b)	Schedule of each officer and director that is a party to an Indemnification Agreement.

10.2		Form of Stock Option Agreement for 2001 Stock Option, Deferred Stock and Restricted Stock Plan.

31.1		Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAC MORTGAGE HOLDINGS, INC.

/s/ Richard J. Johnson
by: Richard J. Johnson Executive Vice President and Chief Financial Officer (authorized officer of registrant and principal financial officer)

Date: November 9, 2004