Form 10-K
period 2004-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2005-03-31
CIK 1000298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(949) 475-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
9.375% Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange
9.125% Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange

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

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.6 billion, based on the closing sales price of common stock on the New York Stock Exchange on that date. For purposes of the calculation only, all directors and executive officers of the registrant have been deemed affiliates. There were 75,250,097 shares of common stock outstanding as of March 24, 2005.

Portions of our Definitive Proxy Statement issued in connection with our 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

EXPLANATORY NOTE

As disclosed in previous reports, we restated our financial statements for each of the years ended December 31, 2003, 2002 and 2001, the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003 and the three and nine months ended September 30, 2003. The Company also restated its consolidated statements of operations for the six months ended June 30, 2004 due to a correction to earnings per share as a result of a clerical error. The time and resources committed to the restatements delayed our internal timetable with respect to our documentation, assessment and evaluation of internal control over financial reporting, which were undertaken in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or “SOX 404.” Due in large part to the foregoing, management’s assessment of the effectiveness of our internal control over financial reporting was substantially delayed, thereby delaying the performance by KPMG LLP, or “KPMG,” our independent registered public accounting firm, of its audit of management’s assessment of the effectiveness of our internal control over financial reporting pursuant to the requirements of SOX 404. As a result, at the date of this filing, such audit and management’s report on internal control over financial reporting is not yet complete. In addition, the audit of our financial statements is not complete. Therefore, the audit reports from KPMG on the financial statements and its audit of management’s assessment of the effectiveness of internal control over financial reporting are not included in this annual report on Form 10-K. Consequently, this annual report on Form 10-K includes unaudited financial statements and statistical information for the year ended December 31, 2004. The financials statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 have been derived from the audited financials statements for such periods. Upon completion of our assessment of the effectiveness of internal control over financial reporting and the receipt of KPMG’s audit reports, we will file an amended annual report on Form 10-K/A to include these reports and audited financial statements for the year ended December 31, 2004 as soon as practicable.

Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. However, because no independent registered public accounting firm has opined that the unaudited financial statements included in this annual report present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders’ equity for the year ended December 31, 2004 reported in accordance with generally accepted accounting principles in the United States of America, or “GAAP,” such statements could be subject to change or the financial information included therein may be materially different from audited financial information. There can be no assurance that such changes or differences would not be significant. Our discussion and analysis of our financial condition and results of operations are based upon these unaudited financial statements.

IMPAC MORTGAGE HOLDINGS, INC.

2004 FORM 10-K ANNUAL REPORT

i

IMPAC MORTGAGE HOLDINGS, INC.

2004 FORM 10-K ANNUAL REPORT

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

Forward-Looking Statements

This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to, failure to achieve projected earnings levels; the ability to generate sufficient liquidity and conduct our operations as planned; the ability to access the equity markets; delays in raising, or the inability to raise, additional capital, either through equity offerings, lines of credit or otherwise as a result of, among other things, market conditions or the inability to provide, or delay in providing, audited financial statements and the auditor’s report on our internal control over financial reporting; delays in the anticipated filing of, or the inability to file, audited financial statements and the audit report on our internal control over financial reporting due to unanticipated delays in completing the audit pursuant to SOX 404; the ability to generate taxable income and to pay dividends; interest rate fluctuations and changes in expectations of future interest rates; changes in prepayment rates on our mortgages; the availability of financing and, if available, the terms of any financing; continued ability to access the securitization markets or other funding sources; risks related to our ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures due to reported or potential material weaknesses and the ability to remediate any material weaknesses; changes in markets which the Company serves; risks relating to our ability to receive from our external auditors an audit report on our internal control over financial reporting due to unforeseen issues or delays; the effectiveness of risk management strategies; and changes in other general market and economic conditions. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Available Information

Our Internet website address is www.impaccompanies.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual stockholders’ meetings, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or “SEC.” You can learn more about us by reviewing our SEC filings on our website by clicking on “Stockholder Relations” located on our home page and proceeding to “Financial Reports.” We also make available on our website, under “Corporate Governance,” charters for the committees of our board of directors, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and other company information, including amendments to such documents and waivers, if any to our Code. These documents will also be furnished, free of charge, upon written request to Impac Mortgage Holdings, Inc., Attention: Stockholder Relations, 1401 Dove Street, Newport Beach, California 92660. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company.

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

The long-term investment operations primarily invest in adjustable rate and fixed rate Alt-A mortgages that are acquired and originated by our mortgage operations. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines. Some of the principal differences between mortgages purchased by Fannie Mae and Freddie Mac and Alt-A mortgages are as follows:

•	credit and income histories of the mortgagor;

•	documentation required for approval of the mortgagor; and

•	loan balances in excess of maximum Fannie Mae and Freddie Mac lending limits.

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

The long-term investment operations also originate and invest in multi-family mortgages that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently adjust to adjustable rate mortgages, or “hybrid ARMs,” with balances that generally range from $500,000 to $5.0 million. Multi-family mortgages have interest rate floors, which is the initial start rate, and prepayment penalty periods of three-, five-, seven- and ten-years. Multi-family mortgages provide greater asset diversification on our balance sheet as borrowers of multi-family mortgages typically have higher credit scores and multi-family mortgages typically have lower loan-to-value ratios, or “LTV ratios,” and longer average term to payoff than Alt-A mortgages.

The long-term investment operations generate earnings primarily from net interest income earned on mortgages held for long-term investment, or “long-term mortgage portfolio.” The long-term mortgage portfolio as reported on our consolidated balance sheet consists of mortgages held as collateralized mortgage obligations, or “CMO,” and mortgages held-for-investment. Investments in Alt-A mortgages and multi-family mortgages are initially financed with short-term borrowings under reverse repurchase agreements which are subsequently converted to long-term financing in the form of CMO financing. Cash flow from the long-term mortgage portfolio and proceeds from the sale of capital stock also finance new Alt-A and multi-family mortgages.

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

The warehouse lending operations provide short-term financing to mortgage loan originators, including our mortgage operations, by funding mortgages from their closing date until sale to pre-approved investors. This business earns fees from warehouse transactions as well as net interest income from the difference between its cost of borrowings and the interest earned on warehouse advances.

Our goal is to generate consistent and reliable taxable income for distribution as dividends to our stockholders primarily from earnings generated by our core operating businesses. For financial information relating to the long-term investment operations, mortgage operations and warehouse lending operations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements beginning on page F-1.

Long-Term Investment Operations

The long-term investment operations invest primarily in Alt-A mortgages and, to a lesser extent, multi-family mortgages and generate revenue primarily from net interest income on its long-term mortgage portfolio. Net interest income represents the difference between income received on mortgages and the corresponding cost of financing. Net interest income also includes (1) amortization of acquisition costs on mortgages acquired from the mortgage operations, (2) accretion of loan discounts, which represents the amount allocated to mortgage servicing rights when they are sold to third parties and mortgages are transferred to the long-term investment operations from the mortgage operations and retained for long-term investment, (3) amortization of CMO securitization expenses and, to a lesser extent, (4) amortization of CMO bond discounts. Net cash payments on derivative instruments are included in gain (loss) on derivative instruments which is a component of non-interest income on our financial statements. For additional information regarding the classification of interest income, interest expense and non-interest income items refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Financial Condition.”

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

Long-Term Mortgage Portfolio

Alt-A mortgages that we retain for long-term investment are primarily adjustable rate mortgages, or “ARMs,” hybrid ARMs and, to a lesser extent, fixed rate mortgages, or “FRMs.” The interest rate on ARMs are typically tied to an index, such as the six-month London Interbank Offered Rate, or “LIBOR,” plus a spread and adjust periodically, subject to lifetime interest rate caps and periodic interest rate and payment caps. The initial interest rates on ARMs are typically lower than average comparable FRMs but may be higher than average comparable FRMs over the life of the mortgage. Hybrid ARMs are mortgages with maturity periods ranging from 15 to 30 years with initial fixed interest rate periods generally ranging from two to ten years, which subsequently adjust to ARMs. The majority of mortgages retained by the long-term investment operations have prepayment penalty features with prepayment penalty periods ranging from six months to seven years. Prepayment penalties may be assessed to the borrower if the borrower refinances or, in some cases, sells the home.

During 2004, the long-term investment operations retained $16.9 billion in principal balance of primarily adjustable rate Alt-A mortgages for long-term investment which were initially acquired and originated by the mortgage operations. In addition, the long-term investment operations originated $458.5 million of multi-family mortgages. The retention and origination of Alt-A and multi-family mortgages increased the long-term mortgage portfolio to $21.9 billion at year-end 2004.

The following table presents selected information on mortgages held as CMO collateral, which comprise a substantial portion of the long-term mortgage portfolio, for the periods indicated:

	As of December 31,
	2004	2003	2002
Percent Alt-A mortgages	99	99	99
Percent ARMs	90	86	85
Percent FRMs	10	14	15
Percent hybrid ARMs	70	48	35
Weighted average coupon	5.62	5.56	6.57
Weighted average margin	3.61	3.10	3.01
Weighted average original LTV ratio	76	79	82
Weighted average original credit score	696	694	683
Percent with prepayment penalty	76	81	76
Prior 12-month prepayment rate	29	28	25
Lifetime prepayment rate	21	21	33
Percent of mortgages in California	62	64	63
Percent purchase transactions	60	57	62
Percent owner occupied	81	87	93
Percent first lien	99	99	99

The following table presents mortgages retained and originated by the long-term investment operations by loan characteristic for the periods indicated (dollars in thousands):

	For the year ended December 31,
	2004		2003		2002
	Principal Balance	%	Principal Balance	%	Principal Balance	%
Mortgages by Type:
Fixed rate first trust deeds	$1,195,200	7	$706,227	12	$599,566	15
Fixed rate second trust deeds	244,491	1	6,744	0	311	0
Adjustable rate first trust deeds:
LIBOR ARMs (1)	2,754,757	16	1,670,720	27	2,352,863	60
LIBOR hybrid ARMs (1)	13,173,928	76	3,694,687	61	964,316	25

Total adjustable rate first trust deeds	15,928,685	92	5,365,407	88	3,317,179	85

Total mortgages retained	$17,368,376	100	$6,078,378	100	$3,917,056	100

Mortgages by Credit Quality:
Alt-A mortgages	$16,846,781	97	$5,760,779	95	$3,875,903	99
Multi-family mortgages	458,532	3	290,527	5	25,799	1
B/C mortgages (1)	63,063	0	27,072	0	15,354	0

Total mortgages retained	$17,368,376	100	$6,078,378	100	$3,917,056	100

Mortgages by Purpose:
Purchase	$10,516,622	61	$3,408,584	56	$2,353,727	60
Refinance	6,851,754	39	2,669,794	44	1,563,329	40

Total mortgages retained	$17,368,376	100	$6,078,378	100	$3,917,056	100

Mortgages by Prepayment Penalty:
With prepayment penalty	$12,657,395	73	$4,823,027	79	$3,100,540	79
Without prepayment penalty	4,710,981	27	1,255,351	21	816,516	21

Total mortgages retained	$17,368,376	100	$6,078,378	100	$3,917,056	100

(1)	Primarily includes mortgages indexed to one-, three- and six-month LIBOR and one-year LIBOR. Also includes minimal amounts of mortgages indexed to the prime lending rate and constant maturity Treasury index.

For additional information regarding the long-term mortgage portfolio refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note C—CMO Collateral,” and “Note D—Mortgages Held for Investment” in the accompanying notes to the consolidated financial statements.

Financing

We primarily finance our long-term mortgage portfolio as follows:

•	issuance of CMO borrowings;

•	short-term borrowings under reverse repurchase agreements, prior to securitization as CMOs; and

•	proceeds from the sale of capital stock.

As we accumulate mortgages we may issue CMOs secured by such mortgages as a means of financing. The decision to issue CMOs is based on our current and future investment needs, market conditions and other factors. Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgages securing such debt and any cash or other collateral pledged as a condition of receiving the desired rating on the debt. We earn a net interest spread on interest income on mortgages held as CMO collateral less interest and other expenses associated with the acquisition or origination of the loans and with CMO financing. Net interest spreads may be directly impacted by levels of early prepayment of underlying mortgages and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates. Our CMOs typically are structured as adjustable rate securities that are indexed to one-month LIBOR and fixed rate securities with interest payable monthly.

When we issue CMOs for financing purposes, we seek an investment grade rating for our CMOs by nationally recognized rating agencies. To secure such ratings, it is often necessary to incorporate certain structural features that provide for credit enhancement. This can include the pledge of collateral in excess of the principal amount of the securities to be issued, a bond guaranty insurance policy for some or all of the issued securities, or additional forms of mortgage insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided, the interest rates paid, the geographic concentration of the mortgaged property securing the collateral and other criteria established by the rating agencies. The pledge of additional collateral reduces our capacity to raise additional funds through short-term secured borrowings or additional CMOs, and diminishes the potential expansion of our long-term mortgage portfolio. As a result, our objective is to pledge additional collateral for CMOs only in the amount required to obtain an investment grade rating by nationally recognized rating agencies. Our total loss exposure is limited to total capital invested in the CMOs at any point in time.

For additional information regarding CMOs refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and “Note H—CMO Borrowings” in the accompanying notes to the consolidated financial statements.

Prior to the issuance of CMOs, we use reverse repurchase agreements as short-term financing at interest rates that are consistent with our investment objectives. A reverse repurchase agreement acts as a financing vehicle under which we effectively pledge our mortgages as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At maturity of the reverse repurchase agreement, we are required to pay interest and repay the loan and correspondingly in return, we receive our collateral. Our borrowing agreements require us to pledge cash, additional mortgages or additional investment securities backed by mortgages in the event the market value of existing collateral declines. We may be required to sell assets to reduce our borrowings to the extent that cash reserves are insufficient to cover such deficiencies in collateral.

For additional information regarding reverse repurchase agreements refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and “Note G—Reverse Repurchase Agreements” in the accompanying notes to the consolidated financial statements.

Interest Rate Risk Management

Our primary objective is to manage exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management program is formulated with the intent to mitigate the potential adverse effects of changing interest rates on cash flows on adjustable rate CMO borrowings.

To mitigate our exposure to the effect of changing interest rates on cash flows on our adjustable rate CMO borrowings, we acquire derivatives in the form of interest rate swaps, or “swaps,” interest rate cap agreements, or “caps” and interest rate floor agreements, or “floors,” collectively, “derivatives.” For additional information regarding interest rate risk management activities refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and “Note O—Derivative Instruments” in the accompanying notes to the consolidated financial statements.

Mortgage Operations

The mortgage operations acquire, originate, sell and securitize primarily adjustable rate and fixed rate Alt-A mortgages and, to a lesser extent B/C mortgages, from correspondents, mortgage bankers and brokers and retail customers.

Correspondent Acquisition Channel. The mortgage operations acquire adjustable rate and fixed rate Alt-A mortgages from its network of third party correspondents on a flow basis (loan-by-loan) or on a bulk basis (multiple loans) from approved correspondent mortgage companies. Correspondents originate and close mortgages under the mortgage operations’ mortgage programs. Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations acts as an intermediary between the originators of mortgages that may not meet the guidelines for purchase by Fannie Mae and Freddie Mac and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgages. The mortgage operations also acquires Alt-A mortgages on a bulk basis from approved correspondent sellers that are underwritten to guidelines substantially similar to Alt-A loan programs, but not specific to those of the mortgage operations.

Wholesale and Retail Origination Channel. The mortgage operations market, underwrite, process and fund mortgages for wholesale and, to a lesser extent, retail customers. The wholesale origination channel works directly with mortgage bankers and brokers to originate, underwrite and fund their mortgages. Many wholesale customers cannot conduct business with the mortgage operations as correspondents because they do not have the necessary net worth or financing to close mortgages in their name. Through its retail channel, the mortgage operations markets mortgages directly to the public.

B/C Origination Channel. Novelle originates B/C mortgages through a network of wholesale mortgage brokers and sells its mortgages to third party investors for cash gains.

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

iDASLg2 is an interactive Internet-based system that allows our customers to automatically underwrite mortgages, enabling our customers to pre-qualify borrowers for various mortgage programs and receive automated approval decisions. iDASLg2 is intended to increase efficiencies not only for our customers but also for the mortgage operations by significantly decreasing the processing time for a mortgage. We believe iDASLg2 improves employee production and maintains superior customer service, which together leads to higher closing ratios, improved profit margins and increased profitability at all levels of our business operations. Most importantly, iDASLg2 allows us to move closer to our correspondents and mortgage bankers and brokers with minimal future capital investment while maintaining centralization, a key factor in the success of our operating strategy. All of our correspondents submit mortgages via iDASLg2 and all wholesale mortgages delivered by mortgage bankers and brokers are directly underwritten through iDASLg2. However, mortgages purchased on a bulk basis from approved correspondent sellers that are not underwritten specifically to our Alt-A mortgage guidelines are not underwritten through iDASLg2.

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

Underwriting

We have developed comprehensive purchase guidelines for the acquisition and origination of mortgages. Each mortgage underwritten assesses the borrower’s credit score and ability to repay the mortgage obligation and the adequacy of the mortgaged property as collateral for the mortgage. Subject to certain exceptions and the type of mortgage product, each purchased mortgage generally conforms to the loan parameters and eligibility requirements specified in our seller/servicer guide with respect to, among other things, loan amount, type of property, compliance, LTV ratio, mortgage insurance, credit history, debt service-to-income ratio, appraisal and loan documentation.

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

Mortgage Acquisitions and Originations

Mortgages acquired and originated by the mortgage operations are adjustable rate and fixed rate Alt-A mortgages. A portion of Alt-A mortgages that are acquired and originated by the mortgage operations exceed the maximum principal balance for a conforming loan purchased by Fannie Mae or Freddie Mac, which is currently $359,650, and are referred to as “jumbo loans.” We generally do not acquire or originate Alt-A mortgages with principal balances above $2.0 million. Alt-A mortgages generally consist of mortgages that are acquired and originated in accordance with underwriting or product guidelines that differ from those applied by Fannie Mae and Freddie Mac. Alt-A mortgages may involve greater risk as a result of different underwriting and product guidelines. Additionally, a portion of mortgages acquired and originated through the mortgage operations are B/C mortgages, which may entail greater credit risks than Alt-A mortgages. B/C mortgages represented 3% and 6% of total acquisitions and originations during 2004 and 2003, respectively.

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

Mortgages acquired or originated by the mortgage operations are generally secured by first liens and, to a lesser extent, second liens on single-family residential properties with either adjustable rate or fixed rates of interest. FRMs have a constant interest rate over the life of the loan, which is generally 15 or 30 years. The interest rates on ARMs are typically tied to an index, such as six-month LIBOR, plus a spread and adjust periodically, subject to lifetime interest rate caps and periodic interest rate and payment caps. The initial interest rates on ARMs are typically lower than the average comparable FRM but may be higher than average comparable FRMs over the life of the loan.

We acquire and originate mortgages with the following most common loan characteristics, although we may purchase mortgages with other interest rate, prepayment and maturity characteristics:

•	FRMs that have original terms to maturity ranging from 15 to 30 years with six-month to five-year prepayment penalty periods;

•	ARMs that adjust based on one-, three- and six-month LIBOR and one-year LIBOR with terms to maturity ranging from 15 to 30 years with six-month to five-year prepayment penalty periods;

•	two-, three-, five- and seven-year hybrid ARMs with terms to maturity ranging from 15 to 30 years that subsequently adjust to one-, three- and six-month LIBOR and one-year LIBOR with six-month to five-year prepayment penalty periods; and

•	adjustable rate and fixed rate interest-only mortgages with 5 to 10 year interest-only periods and terms to maturity of 30 years with six-month to five-year prepayment penalty periods.

The following table presents the mortgage operations’ acquisitions and originations by loan characteristic for the periods indicated (in thousands):

	For the year ended December 31,
	2004		2003		2002
	Principal Balance	%	Principal Balance	%	Principal Balance	%
Mortgages by Type:
Fixed rate first trust deeds	$1,968,502	9	$3,812,952	40	$2,159,696	36
Fixed rate second trust deeds	755,913	3	181,173	2	82,145	2
Adjustable rate first trust deeds:
LIBOR ARMs (1)	3,382,978	15	1,611,392	17	2,426,865	41
LIBOR hybrids (1)	16,105,711	73	3,919,604	41	1,276,792	21

Total adjustable rate first trust deeds	19,488,689	88	5,530,996	58	3,703,657	62

Total mortgage acquisitions and originations	$22,213,104	100	$9,525,121	100	$5,945,498	100

Mortgages by Channel:
Correspondent acquisitions:
Flow acquisitions	$10,996,260	50	$5,399,428	57	$4,286,905	72
Bulk acquisitions	8,537,504	38	2,159,116	23	164,636	3

Total correspondent acquisitions	19,533,764	88	7,558,544	80	4,451,541	75

Wholesale and retail originations	1,994,569	9	1,468,697	15	1,089,008	18
B/C originations.	684,771	3	497,880	5	404,949	7

Total mortgage acquisitions and originations	$22,213,104	100	$9,525,121	100	$5,945,498	100

Mortgages by Credit Quality:
Alt-A mortgages	$21,453,383	97	$8,988,018	94	$5,515,573	93
B/C mortgages (2)	759,721	3	537,103	6	429,925	7

Total mortgage acquisitions and originations	$22,213,104	100	$9,525,121	100	$5,945,498	100

Mortgages by Purpose:
Purchase	$13,373,840	60	$4,683,202	49	$3,288,566	55
Refinance	8,839,264	40	4,841,919	51	2,656,932	45

Total mortgage acquisitions and originations	$22,213,104	100	$9,525,121	100	$5,945,498	100

Mortgages by Prepayment Penalty:
With prepayment penalty	$15,965,959	72	$7,165,949	75	$4,677,078	79
Without prepayment penalty	6,247,145	28	2,359,172	25	1,268,420	21

Total mortgage acquisitions and originations	$22,213,104	100	$9,525,121	100	$5,945,498	100

(1)	Primarily includes mortgages indexed to one-, three- and six-month LIBOR and one-year LIBOR. Also includes minimal amounts of mortgages indexed to the prime lending rate and constant maturity Treasury index.
(2)	The year ended December 31, 2004, 2003 and 2002 includes $684.8 million, $497.9 million and $404.9 million, respectively, of B/C mortgages originated by Novelle that were subsequently sold to third party investors for cash gains.

Our mortgage acquisition and origination activities focus on those regions of the country where higher volumes of Alt-A mortgages are originated including California, Florida, New York, Colorado, New Jersey, Maryland, Virginia, Illinois, Arizona and Nevada. During the years ended December 31, 2004 and 2003, 69% and 76%, respectively, of mortgage acquisitions and originations were secured by combined California and Florida properties.

Of the $22.2 billion in principal balance of mortgages acquired and originated in 2004, $9.1 billion, or 42%, were acquired from our top ten correspondents. No single correspondent, banker or broker accounted for more than 10% of the total mortgages acquired and originated by the mortgage operations in 2004.

Securitization and Sale

After acquiring mortgages from correspondents on a flow or bulk basis and originating mortgages through wholesale and retail channels, the mortgage operations sells and securitizes mortgages to permanent investors. The mortgage operations sells its ARM acquisitions to the long-term investment operations at prices comparable to prices available from third party investors at the date of sale. When a sufficient volume of FRMs with similar characteristics has been accumulated, generally $100 million to $350 million, the mortgage operations may (1) sell bulk packages, referred to as whole loan sales, to third party investors, (2) securitize mortgages through the issuance of mortgage-backed securities in the form of real estate mortgage investment conduits, or “REMICs,” or (3) sell them to the long-term investment operations.

During 2004, the mortgage operations sold $16.9 billion in principal balance of mortgages to the long-term investment operations, sold $1.6 billion in principal balance of mortgages as whole loan sales and sold $3.7 billion in principal balance of mortgages as REMICs. Generally, the mortgage operations sells all of its mortgage acquisitions and originations to third party investors as servicing released, which means that it does not retain primary mortgage servicing rights. However, the mortgage operations does retain rights as master servicer for its securitizations, see “Master Servicing” below.

The period of time between when we commit to purchase mortgages and the time we sell or securitize mortgages generally ranges from 15 to 45 days, depending on certain factors, including the length of the purchase commitment period, volume by product type and the securitization process. REMICs are accounted for as sales transactions. REMIC securities generally consist of one or more classes of “regular interests” and a single class of “residual interest.” The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. REMICs created by us are structured so that one or more of the classes of securities are rated investment grade by at least one nationally recognized rating agency. The ratings for our REMICs are based upon the perceived credit risk by the applicable rating agency of the underlying mortgages, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on mortgages as required by law or a bankruptcy court.

Master Servicing

We retain master servicing rights on substantially all of our Alt-A and multi-family mortgage acquisitions and originations. Our function as master servicer includes collecting loan payments from loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or loans master serviced. In addition, as master servicer, we monitor compliance with our servicing guidelines and are required to perform, or to contract with a third party to perform, all obligations not adequately performed by any loan servicer. We may also be required to advance funds or we may cause our loan servicers to advance funds to cover interest payments not received from borrowers depending on the status of their mortgages. We also earn income or incur expense on principal and interest payments we receive from our borrowers until those payments are remitted to the investors in those mortgages. Master servicing fees are generally 0.03% per annum on the declining principal balances of the loans serviced. At year-end 2004, we master serviced 120,889 mortgages with a principal balance of $28.4 billion.

The following table presents the amount of delinquent mortgages in our master servicing portfolio for the periods indicated (dollars in thousands):

	As of December 31,
	2004		2003		2002
	Principal Balance of Mortgages	% of Master Servicing Portfolio	Principal Balance of Mortgages	% of Master Servicing Portfolio	Principal Balance of Mortgages	% of Master Servicing Portfolio
Loans delinquent for:
60-89 days	$205,486	0.72%	$105,455	0.76%	$100,878	1.16%
90 days and over	87,277	0.31	87,297	0.63	71,466	0.82

Total 60 days and over	292,763	1.03	192,752	1.39	172,344	1.98
Foreclosures pending	258,189	0.91	158,261	1.14	212,309	2.44
Bankruptcies pending	23,807	0.08	19,912	0.14	26,402	0.30

Total	$574,759	2.02%	$370,925	2.67%	$411,055	4.72%

Servicing

We sell or subcontract all of our servicing obligations to independent third parties pursuant to sub-servicing agreements. We believe that the sale of servicing rights or the selection of third-party sub-servicers is more effective than establishing a servicing department within our mortgage operations. However, part of our responsibility is to continually monitor the performance of servicers or sub-servicers through performance reviews and regular site visits. Depending on our reviews, we may in the future rely on our internal default management group to take an ever more active role to assist servicers or sub-servicers in the servicing of our mortgages. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of un-remedied defaults in accordance with our guidelines. Servicing fees are charged on the declining principal balances of loans services and generally range from 0.25% per annum for FRMs, 0.375% per annum for ARMs, 0.50% per annum for B/C mortgages and 0.75% per annum for properties secured by second liens. To the extent the mortgage operations finances the acquisition of mortgages with warehouse facilities provided by the warehouse lending operations, the mortgage operations pledges mortgages and the related servicing rights to the warehouse lending operations as collateral. As a result, the warehouse lending operations has an absolute right to control the servicing of such mortgages, including the right to collect payments on the underlying mortgages, and to foreclose upon the underlying real property in the case of default. Typically, the warehouse lending operations delegates its right to service the mortgages securing the warehouse line to the mortgage operations. The following table presents information regarding our master servicing owned portfolio, including mortgages held-for-sale and mortgages held for long-term investment, for the periods shown (dollars in millions, except average loan size):

	As of December 31,
	2004	2003	2002
Beginning servicing portfolio	$1,402.1	$2,653.4	$1,754.4
Add: Loan acquisitions and originations	22,213.1	9,525.1	5,945.5
Less: Servicing transferred and principal repayment (1)	(21,924.4)	(10,776.4)	(5,046.5)

Ending servicing portfolio	$1,690.8	$1,402.1	$2,653.4

Number of loans serviced	9,256	6,695	15,987
Average loan size	$183,000	$209,000	$166,000
Weighted average coupon	6.62%	6.28%	7.26%

(1)	Includes the sale of mortgages on a servicing released basis, the sale of servicing rights on mortgages owned and scheduled and unscheduled principal repayments.

Interest Rate Risk Management

The mortgage operations manages interest rate risk and price volatility on its pipeline of rate-locked mortgage loans, or “mortgage pipeline,” during the time it commits to acquire or originate mortgages at a pre-determined rate and the time it sells the mortgage loans. To mitigate interest rate and price volatility risks, the mortgage operations may enter into derivatives. The nature and quantity of derivatives are determined based on various factors, including market conditions and the expected volume of mortgage acquisitions and originations. For additional information regarding interest rate risk management activities refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and “Note O—Derivative Instruments” in the accompanying notes to the consolidated financial statements.

Warehouse Lending Operations

The warehouse lending operations provide warehouse financing to affiliated companies and reverse repurchase financing to approved non-affiliated mortgage bankers, or “non-affiliated clients,” some of which are correspondents of the mortgage operations, to finance mortgages during the time from the closing of the mortgages to sale or other settlement with pre-approved investors. The warehouse lending operations relies mainly on the sale or liquidation of the mortgages as a source of repayment. Any claim of the warehouse lending operations as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Borrowings under warehouse facilities are presented on our balance sheet as finance receivables. Terms of non-affiliated clients’ warehouse lines, including the commitment amount, are determined based upon the financial strength, historical performance and other qualifications of the borrower. As of December 31, 2004, the warehouse lending operations had approved warehouse lines to non-affiliated clients of $738.7 million, of which $471.8 million was outstanding, as compared to $1.0 billion and $630.0 million, respectively, as of December 31, 2003.

Regulation

We establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and determine maximum loan amounts. Our mortgage acquisition and origination activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Credit Reporting Act, Fair and Accurate Credit Transaction Act, Fair Housing Act, Gramm-Leach-Bliley Act, Telephone Consumer Protection Act, Can Spam Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act and the regulations promulgated thereunder. These laws and regulations, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service, limit payment for settlement services to the reasonable value of the services rendered and goods furnished, restrict the marketing practices we may use to find customers, require us to safeguard non-public information about our customers and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, price and income level. Our mortgage acquisition and origination activities are also subject to state and local laws and regulations, including state licensing laws, anti-predatory lending laws, and may also be subject to applicable state usury statutes. IFC is an approved Fannie Mae seller/servicer and is an approved servicer of Freddie Mac. In addition, IFC is required annually to submit to Fannie Mae and Freddie Mac audited financial statements, or the equivalent, according to the financial reporting requirements of each regulatory entity for its sellers/servicers. IFC’s affairs are also subject to examination by Fannie Mae and Freddie Mac at any time to assure compliance with applicable regulations, policies and procedures.

Competition

In acquiring and originating Alt-A mortgages and issuing securities backed by such loans, we compete with other established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers and brokers, insurance companies, other lenders and other entities purchasing mortgage assets. As the Federal Reserve continues to raise interest rates at a measured pace and the number of mortgage refinance opportunities diminish, the mortgage industry may experience a consolidation that may reduce the number of current correspondents and independent mortgage bankers and brokers available to the mortgage operations, reducing our potential customer base and resulting in the mortgage operations acquiring and originating a larger percentage of mortgages from a smaller number of customers. In addition, until the consolidation occurs in the mortgage industry, price competition among competitors can affect the profitability on the sale of mortgage loans or the return on investments as mortgage lenders are willing to cut their profitability margins to maintain current production levels. Changes of this nature could negatively impact our businesses.

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

Competition can take place on various levels, including convenience in obtaining a mortgage, service, marketing, origination channels and pricing. We depend primarily on correspondents and independent mortgage bankers and brokers for the acquisition and origination of mortgages. These independent mortgage bankers and brokers deal with multiple lenders for each prospective borrower. We compete with these lenders for the independent bankers and brokers’ business on the basis of price, service, loan fees, costs and other factors. Our competitors also seek to establish relationships with such bankers and brokers, who are not obligated by contract or otherwise to do business with us. Many of the institutions with which we compete in our mortgage operations and warehouse lending operations have significantly greater financial resources than we have. However, we can compete effectively with other Alt-A mortgage conduits through our efficient loan purchasing process, flexible purchase commitment options and competitive pricing and by designing Alt-A mortgage programs that suit the needs of our correspondents and their borrowers, which is intended to provide sufficient credit quality to our investors.

Risk factors, as outlined below, provide additional information related to risks associated with competition in the mortgage banking industry.

Employees

As of December 31, 2004, we had a total of 752 full- and part-time employees and temporary and contract employees. Management believes that relations with its employees are good. We are not a party to any collective bargaining agreements.

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

We have elected to qualify as a REIT for tax purposes. We have adopted certain compliance guidelines, which include restrictions on the acquisition, holding and sale of assets. Prior to the acquisition of any asset, we determine whether the asset meets REIT requirements. Substantially all of the assets that we have acquired and will acquire for investment are expected to qualify as REIT assets. This REIT requirement limits our investment strategies.

The long-term investment operations primarily invest in Alt-A and multi-family mortgages and, to a lesser extent, B/C mortgages. The long-term investment operation does not limit the proportion of its assets that may be invested in each type of mortgage.

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

We may at times and on terms that our board of directors deems appropriate:

•	Issue senior securities – In May 2004, we issued 2,000,000 shares of our 9.375% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share. In November and December 2004, we issued an aggregate of 4,300,000 shares of our 9.125% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share;

•	Borrow money - We finance our operations in large part through the issuance of CMOs and short-term borrowings under reverse repurchase agreements;

•	Make loans to other persons - The warehouse lending operations provide reverse repurchase financing to affiliated companies and to approved non-affiliated clients, some of which are correspondents of the mortgage operations, to finance mortgages during the time from the closing of the mortgages to their sale or other settlement with pre-approved investors;

•	Engage in the purchase and sale of investments - In connection with the issuance of mortgage-backed securities by our mortgage operations in the form of REMICs, our long-term investment operations may retain senior or subordinated securities on a short- or long-term basis;

•	Repurchase or otherwise reacquire our shares or other securities in the future - During 2000, we adopted a repurchase plan to repurchase up to $3.0 million of our common stock in the open market. During 2001 and 2000, we repurchased 1,015,950 shares for $2.3 million. All repurchased shares were cancelled. During 2002 and 2003, we did not repurchase any shares of common stock. In February of 2004, the share repurchase program was cancelled by our board of directors.

We may also offer securities in exchange of property, invest in securities of other issuers for the purpose of exercising control and underwrite the securities of other issuers, although we have not done so in the past three years and have no present intention to do so. Historically, we have and intend to continue to distribute annual reports to our stockholders, including financial statements audited by independent auditors, describing our current business and strategy.

Risk Factors

Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note B—Mortgages Held-for-Sale,” “Note C— CMO Collateral,” “Note D—Mortgages Held-for-Investment,” and “Note E—Finance Receivables” and in the accompanying notes to the consolidated financial statements.

Risks Related To Our Businesses

A prolonged economic downturn or recession would likely result in a reduction of our mortgage origination activity which could adversely affect our financial results.

The United States economy has undergone in the past and may in the future, undergo, a period of economic slowdown, which some observers view as a recession. An economic downturn or a recession may have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages may adversely affect our ability to maintain or expand our long-term mortgage portfolio, our principal means of generating earnings. In addition, a decline in new mortgage activity may likely result in reduced activity for our warehouse lending operations and our long-term investment operations. In the case of our mortgage operations, a decline in mortgage activity may result in fewer loans that meet its criteria for purchase and securitization or sale, thus resulting in a reduction in interest income and fees and gain on sale of loans. We may also experience larger than previously reported losses on our long-term mortgage portfolio due to a higher level of defaults or foreclosures or higher loss rates on our mortgages.

If we are unable to generate sufficient liquidity we may be unable to conduct our operations as planned.

If we cannot generate sufficient liquidity, we may be unable to continue to grow our operations, grow our asset base, maintain our current interest rate risk management policies and pay dividends. We have traditionally derived our liquidity from the following primary sources:

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

Our financing facilities were short-term borrowings and due to the turmoil in the mortgage industry during the latter part of 1998 many traditional providers of financing facilities were unwilling to provide facilities on favorable terms, or at all. Our current financing facilities continue to be short-term borrowings and we expect this to continue. If we cannot renew or replace maturing borrowings, we may have to sell, on a whole loan basis, the loans securing these facilities, which, depending upon market conditions may result in substantial losses.

We face risks related to our recent accounting restatements.

On July 22, 2004, we publicly announced that we had discovered accounting inaccuracies in previously reported financial statements. As a result, following consultation with our auditors, we decided to restate our financial statements for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003, the three and nine months ended September 30, 2003 and for each of the years ended December 31, 2003, 2002 and 2001. The restatements relate to a correction to our revenue recognition policy with respect to the cash sales of mortgage servicing rights to unrelated third parties when the mortgage loans are retained, our accounting for derivatives and interest rate risk management activities, the accounting for loan purchase commitments as derivatives and selected elimination entries to consolidate IFC with that of IMH. We also corrected a clerical error in the calculation of earnings per share for the six months ended June 30, 2004. The effect of this restatement on net earnings (loss) and the correction of basic and diluted earnings per share were as follows:

Net Effect of Restatement on Net Earnings (Loss)

(in millions)

Change in Net Earnings (Loss)
For the three months ended March 31, 2004	$(36.7)
For the year ended December 31, 2003	21.7
For the nine months ended September 30, 2003	12.8
For the three months ended September 30, 2003	11.2
For the six months ended June 30, 2003	1.7
For the three months ended June 30, 2003	2.4
For the three months ended March 31, 2003	(0.7)
For the year ended December 31, 2002	(34.6)
For the year ended December 31, 2001	(35.4)

Net Effect of Correction on Earnings per Share

	Change in
	Basic EPS	Diluted EPS
For the six months ended June 30, 2004	$0.14	$0.13

The restatement of our financial statements could lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing, such as lines of credit or otherwise. We may not be able to effectuate our current operating strategy, including the ability to originate, acquire or securitize mortgage loans for retention or sale at projected levels. We may be subject to resignation of our current external auditors which may, among other things, cause a delay in the preparation of future financial statements and increase expenditures related to the retention of new external auditors and the lead time required to become familiar with our operations. The process of retaining new external auditors may limit our access to the capital markets for an extended period of time. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline, and could result in a delisting of our securities from the New York Stock Exchange.

Since we are reporting in this annual report that our system of internal control over financial reporting and disclosure controls and procedures are ineffective, we may not be able to accurately report our financial results or prevent fraud, which could adversely affect the trading price of our securities or our ability to raise capital.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As a result, current and potential stockholders could lose confidence in our financial reporting which would harm our business and the trading price of our securities. We are reporting in this annual report, and may discover in the future, areas of our disclosure controls and procedures and internal control over financial reporting that need improvement. We have identified material weaknesses in some of our internal controls which we believe required remediation.

Furthermore, in connection with the restatement of our consolidated financial statements, we noted certain matters involving internal controls and operations that we considered to be a material weakness, as defined by the Public Company Accounting Oversight Board, or “PCAOB.” We needed to improve the evaluation and documentation of accounting policies and procedures for complex transactions, such as transfers of financial assets, derivatives and hedge accounting and allowance for credit losses. We did not have a sufficient amount or type of staff in the financial reporting and accounting departments. Furthermore, we also noted significant deficiencies in that our internal audit function did not provide an adequate or effective monitoring of our controls and we needed to evaluate whether we have appropriate internal resources to manage and monitor work performed by our outsourced tax compliance function.

We cannot be certain that our efforts to improve our internal control over financial reporting and disclosure controls and procedures will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal control over financial reporting and disclosure controls and procedures could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal control over financial reporting, our external auditors will not be able to issue an unqualified opinion and will issue an adverse opinion on the effectiveness of our internal control over financial reporting. Ineffective internal control over financial reporting and disclosure controls and procedures and any material weakness in our internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets and which could result in regulatory proceedings against us by, among others, the SEC.

In addition, a material weakness in internal control over financial reporting, which may lead to deficiencies in the preparation of financial statements, could lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. Such events could harm our business, affect our ability to raise capital and adversely affect the trading price of our securities.

Due in large part to delays in management’s assessment of our internal control over financial reporting, our independent registered public accountant firm, KPMG, has not completed its audit of our internal control over financial reporting. We expect to receive an adverse opinion on our internal control over financial reporting. We cannot assure you that the audit will not identify any additional material weaknesses in our internal control over financial reporting or that we will not receive an adverse opinion on management’s assessment of the effectiveness of our internal control over financial reporting.

Our failure to include audited financial statements and our reports on our internal control over financial reporting in this annual report may subject us to regulatory or litigation proceedings, may adversely impact our ability to obtain financing or raise capital and could adversely affect the trading price of our securities.

We are required under the Exchange Act, and the regulations promulgated thereunder, to include audited financial statements and an audit report of a registered public accounting firm on such financial statements in this annual report on Form 10-K. As a result of our failure to file in this annual report, audited financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the audit report thereon and related certifications, we may be subject to regulatory action by, among others, the SEC. Our failure to file these required items will cause us to lose our eligibility to use a registration statement on Form S-3 until that date which is twelve months from the date we amend this annual report on Form 10-K to include those audited financial statements. Such loss of eligibility would adversely affect our ability to generate liquidity through the public issuance of our equity and debt securities on a rapid basis, which could have a negative impact on our business activities, although we may be able to raise capital through other means. We contacted the SEC regarding our S-3 eligibility and are seeking relief from the SEC in this regard; however, we may not be successful in obtaining such relief.

We are also subject to the rules and requirements of the NYSE pertaining to annual reports of listed companies, including the requirement to provide our stockholders with audited financial statements within 120 days from the end of the prior fiscal year. Our failure to satisfy these requirements on a timely basis means that we will receive a late filer status from the NYSE and will have nine months to cure the deficient 10-K. If we are unable to comply in a timely manner we will be subject to actions by the NYSE, including the suspension and delisting of our securities, which would adversely affect the trading price of our securities and the ability of our investors to sell their shares. We have informed the NYSE regarding our failure to satisfy our annual report requirements.

Under our agreements relating to our repurchase facilities, we are required to provide our lenders with audited financial statements within 90 to 120 days from the end of the prior fiscal year. Any failure to furnish audited financial statements, absent a waiver, would cause us to be in default or breach under these agreements. While we have received waivers of any defaults resulting from our current failure to provide audited financial statements within the required time periods under these repurchase agreements, if we are unable to provide audited financial statements by the extended deadlines or if we fail to obtain any further waivers from our lenders, then we will be in default under those applicable agreements and repayments of our borrowings may be immediately accelerated by the lenders and the agreements may be terminated. As a result, we may need to seek alternate sources of financing, which may not be available on acceptable terms or at all, and we may have to sell, on a whole loan basis, the loans securing these facilities, which, depending upon market conditions may result in losses.

Our failure to include audited financial statements in this annual report or our auditor’s attestation regarding our internal control over financial reporting may deter potential creditors from providing loans and financing facilities to us. Additionally, potential investors may be deterred from investing in our securities through private offering transactions. Such unwillingness to provide us with additional financing or to invest in our securities would adversely affect our ability to raise capital and generate liquidity. Current and potential stockholders could lose confidence in our financial reporting and operations as a result of our failure to include audited financial statements in this annual report, any loss of our Form S-3 eligibility, and any suspension or delisting of our securities by the NYSE. Such loss of confidence may adversely affect the trading price of our securities and our ability to access the capital markets for additional funding.

We cannot assure you that our auditors will be able to complete their assessment of our internal controls on a timely basis or that our auditors will not find additional material weaknesses in our internal controls. Furthermore, the content and information contained in the unaudited financial statements included in this report may not be identical to the content and information contained in the audited financial statements and any changes or differences in such financial statements could be material. Therefore, our failure to include our audited financial statements and the auditor’s report on our internal controls could lead to litigation claims and/or regulatory proceedings under the federal securities laws and/or state laws relating to material misstatements and/or omissions, fraud and other causes of action. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal or other expenses.

We incurred net losses in accordance with GAAP for fiscal years 1997, 1998, 2000 and 2001 and may incur losses in the future.

During the years ended December 31, 2001 and 2000, we experienced a net loss of $2.2 million and $54.5 million. The 2001 loss was related to a loss on derivatives and the 2000 loss was the result of write-downs of non-performing investment securities secured by mortgages and additional increases in the provision for loan losses to provide for the deterioration of the performance of collateral supporting specific investment securities for 2000. During the year ended December 31, 1998, we experienced a net loss of $5.9 million primarily as the mortgage industry experienced substantial turmoil as a result of a lack of liquidity in the secondary markets, which caused us to sell mortgages at losses to meet margin calls on our financing facilities. During the year ended December 31, 1997, we experienced a net loss of $16.0 million. The net loss incurred during 1997 included an accounting charge of $44.4 million that was the result of expenses related to the termination and buyout of our management agreement with Imperial Credit Advisors, Inc. We cannot be certain that revenues will remain at current levels or improve or that we will generate net earnings in the future, which could prevent us from effectuating our business strategy.

If we are unable to complete securitizations or if we experience delayed mortgage loan sales or securitization closings, we could face a liquidity shortage which would adversely affect our operating results.

We rely significantly upon securitizations to generate cash proceeds to repay borrowings and replenish our borrowing capacity. If there is a delay in a securitization closing or any reduction in our ability to complete securitizations we may be required to utilize other sources of financing, which, if available at all, may not be on similar terms. In addition, delays in closing mortgage sales or securitizations of our mortgages increase our risk by exposing us to credit and interest rate risks for this extended period of time. Furthermore, gains on sales from certain of our securitizations represent a significant portion of the taxable income dividend up from our taxable REIT subsidiary, IFC. Several factors could affect our ability to complete securitizations of our mortgages, including:

•	conditions in the securities and secondary markets;

•	credit quality of the mortgages acquired or originated through our mortgage operations;

•	volume of our mortgage loan acquisitions and originations;

•	our ability to obtain credit enhancements; and

•	lack of investors purchasing higher risk components of the securities.

If we are unable to sell a sufficient number of mortgages at a premium or profitably securitize a significant number of our mortgages in a particular financial reporting period, then we could experience lower net earnings or a loss for that period, which could have a material adverse affect on our operations. We cannot assure you that we will be able to continue to profitably securitize or sell our loans on a whole loan basis, or at all.

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

To grow our long-term mortgage portfolio, we borrow a substantial portion of the market value of substantially all of our investments in mortgages in the form of CMOs. There are no limitations on the amount of CMO borrowings we may incur, other than the aggregate value of the underlying mortgages. We currently use CMOs as financing vehicles to increase our leverage since mortgages held for CMO collateral are retained for investment.

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

We have pledged a substantial portion of our assets to secure the repayment of CMO borrowings issued in securitizations and our financing facilities. We will also pledge substantially all of our current and future mortgages to secure borrowings pending their securitization or sale. The cash flows we receive from our investments that have not yet been distributed or pledged or used to acquire mortgages or other investments may be the only unpledged assets available to our unsecured creditors if we were liquidated.

Interest rate fluctuations may adversely affect our operating results.

Our operations, as a mortgage loan acquirer and originator, an investor in mortgage loans or a warehouse lender, may be adversely affected by rising and falling interest rates. Interest rates have been low over the past few years; however increases in interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. This may decrease the amount of mortgages available to be acquired or originated by our mortgage operations and decrease the demand for warehouse financing provided by our warehouse lending operations, which could adversely affect our operating results. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgages at lower long-term fixed interest rates. Increased loan prepayments could lead to a reduction in the number of loans in our long-term mortgage portfolio and reduce our net interest income. Rising interest rates may also increase delinquencies, foreclosures and losses on our adjustable rate mortgages.

We are subject to the risk of rising mortgage interest rates between the time we commit to purchase mortgages at a fixed price through the issuance of individual, bulk or other rate-locks and the time we sell or securitize those mortgages. An increase in interest rates will generally result in a decrease in the market value of mortgages that we have committed to purchase at a fixed price, but have not been sold or securitized. As a result, we may record a smaller gain, or even a loss, upon the sale or securitization of those mortgages.

We may experience reduced net earnings or losses if our liabilities reprice at different rates than our assets.

Our principal source of revenue is net interest income or net interest spread from our long-term mortgage portfolio, which is the difference between the interest we earn on our interest earning assets and the interest we pay on our interest bearing liabilities. The rates we pay on our borrowings are independent of the rates we earn on our assets and may be subject to more frequent periodic rate adjustments. Therefore, we could experience a decrease in net earnings or a loss because the interest rates on our borrowings could increase faster than the interest rates on our assets, if the increased borrowing costs are not offset by reduced cash payments on derivatives recorded in other non-interest income. If our net interest spread becomes negative, we will be paying more interest on our borrowings than we will be earning on our assets and we will be exposed to a risk of loss.

Additionally, the rates paid on our borrowings and the rates received on our assets may be based upon different indices. Our long-term mortgage portfolio includes mortgages that are one-, three- and six-month LIBOR and one-year LIBOR hybrid ARMs. These are mortgages with fixed interest rates for an initial period of time, after which they begin bearing interest based upon short-term interest rate indices and adjust periodically. We generally fund mortgages with adjustable interest rate borrowings having interest rates that are indexed to short-term interest rates, typically one-month LIBOR, and adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings and it increases faster than the indices used to determine the rates on our assets (i.e., the increase is not offset by a corresponding increase in the rates at which interest accrues on our assets) or by various cash payments on interest rate derivatives that we have in place at any given time, our net earnings will decrease or result in losses.

ARMs typically have interest rate caps, which limit interest rates charged to the borrower during any given period. Our borrowings are not subject to similar restrictions. As a result, in a period of rapidly increasing interest rates, the interest rates we pay on our borrowings could increase without limitation, while the interest rates we earn on our ARMs would be capped. If this occurs, our net interest spread could be significantly reduced or we could suffer a net interest loss if not offset by a decrease in the cash payments on interest rate derivatives that we have in place at any given time.

Our operating results will be affected by the results of our interest rate risk management activities.

To mitigate risks associated with our mortgage and long-term investment operations, we enter into transactions designed to limit our exposure to interest rate risks. To mitigate the risks associated with adjustable rate borrowings, we attempt to match the interest rate sensitivities of our ARMs with the associated financing liabilities. Management determines the nature and quantity of derivative transactions based on various factors, including market conditions and the expected volume of mortgage acquisitions. While we believe that we properly manage our interest rate risk on an economic and tax basis, we have elected not to achieve hedge accounting, as established by the Financial Accounting Standards Board, or FASB,” under the provisions of Statement of Financial Accounting Standards No. 133, or “SFAS 133,” for our interest rate risk management activities in our financial statements. The effect of not applying hedge accounting means that our interest rate risk management activities may result in significant volatility in our quarterly net earnings as interest rates go up or down. It is possible that there will be periods during which we will incur losses on derivative transactions that may result in net losses, as was the case in 2001 after the restatement of our consolidated financial statements. In addition, if the counter parties to our derivative transactions are unable to perform according to the terms of the contracts, we may incur losses. While we believe we prudently manage interest rate risk, our derivative transactions may not offset the risk of adverse changes in our net interest margins.

Increased levels of early prepayments of mortgages may accelerate our expenses and decrease our net income.

Mortgage prepayments generally increase on our ARMs when fixed mortgage interest rates fall below the then-current interest rates on outstanding ARMs. Prepayments on mortgages are also affected by the terms and credit grades of the mortgages, conditions in the financial markets, housing appreciation and general economic conditions. If we acquire mortgages at a premium and they are subsequently repaid, we must expense the unamortized premium at the time of the prepayment. We could possibly lose the opportunity to earn interest at a higher rate over the expected life of the mortgage. Also, if prepayments on mortgages increase when interest rates are declining, our net interest income may decrease if we cannot reinvest the prepayments in mortgage assets bearing comparable net interest margins. If prepayment rates differ from our projections, we may experience a change in net earnings due to a change in the ratio of derivatives to loans being interest rate risk managed. This may result in a reduction of cash flows from our mortgage loans net of financing costs as we have a higher percentage of derivatives costs related to these loans than originally projected.

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

We are an acquirer and originator of Alt-A mortgages, and to a lesser extent, multi-family and B/C mortgages. These are mortgages that generally may not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac or “conforming loans”. Our operations may be negatively affected due to our investments in these mortgages. Credit risks associated with these mortgages may be greater than those associated with conforming mortgages. The interest rates we charge on these mortgages are often higher than those charged for conforming loans in order to compensate for the higher risk and lower liquidity. Lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold. By doing this, we assume the potential risk of increased delinquency rates and/or credit losses as well as interest rate risk. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and/or credit losses.

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

Further, any material decline in real estate values increases the LTV ratios of mortgages previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Any sustained period of increased delinquencies, foreclosures or losses after the mortgages are sold could adversely affect the pricing of our future loan sales and our ability to sell or securitize our mortgages in the future. In the past, certain of these factors have caused revenues and net earnings of many participants in the mortgage industry, including us, to fluctuate from quarter to quarter.

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

In connection with our loan sales to third parties and our securitizations, we transfer mortgages acquired and originated by us to the third parties or into a trust in exchange for cash and, in the case of a CMO, residual certificates issued by the trust. The trustee or purchaser will have recourse to us with respect to the breach of the standard representations and warranties made by us at the time such mortgages are transferred. While we generally have recourse to our customers for any such breaches, there can be no assurance of our customers’ abilities to honor their respective obligations. Also, we engage in bulk whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We generally limit the potential remedies of such purchasers to the potential remedies we receive from the customers from whom we acquired or originated the mortgages. However, in some cases, the remedies available to a purchaser of mortgages from us may be broader than those available to us against the sellers of the mortgages and should a purchaser enforce its remedies against us, we may not always be able to enforce whatever remedies we have against our customers. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount.

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

We utilize the Internet in our business principally for the implementation of our automated mortgage origination program, iDASLg2. iDASLg2 allows our customers to pre-qualify borrowers for various mortgage programs based on criteria requested from the borrower and renders an automated underwriting decision by issuing an approval of the mortgage loan or a referral for further review or additional information. Substantially all of our correspondents submit mortgages through iDASLg2 and all wholesale mortgages delivered by mortgage bankers and brokers are directly underwritten through the use of iDASLg2. iDASLg2 may be interrupted if the Internet experiences periods of poor performance, if our computer systems or the systems of our third-party service providers contain defects, or if customers are reluctant to use or have inadequate connectivity to the Internet. Increased government regulation of the Internet could also adversely affect our use of the Internet in unanticipated ways and discourage our customers from using our services. If our ability to use the Internet in providing our services is impaired, our ability to originate or acquire mortgages on an automated basis could be delayed or reduced. Furthermore, we rely on a third party hosting company in connection with the use of iDASLg2. If the third party hosting company fails for any reason, and adequate back-up is not implemented in a timely manner, it may delay and reduce those mortgage acquisitions and originations done through iDASLg2. Any substantial delay and reduction in our mortgage acquisitions and originations will reduce our taxable income for the applicable period.

We are subject to risks of operational failure that are beyond our control.

Substantially all of our operations are located in Newport Beach, California. Our systems and operations are vulnerable to damage and interruption from fire, flood, telecommunications failure, break-ins, earthquake and similar events. Our operations may also be interrupted by power disruptions, including rolling black-outs implemented in California due to power shortages. We do not have alternative power sources in all of our locations. Furthermore, our security mechanisms may be inadequate to prevent security breaches to our computer systems, including from computer viruses, electronic break-ins and similar disruptions. Such security breaches or operational failures could expose us to liability, impair our operations, result in losses, and harm our reputation.

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

The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the Alt-A, B/C and multi-family mortgage industry. Competition in the industry can take many forms, including interest rates and costs of a loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. Our failure to maintain our customer service levels may affect our ability to effectively compete in the mortgage industry. Price competition would lower the interest rates that we are able to charge borrowers, which would lower our interest income and or our gain on sale of mortgage loans. Price-cutting or discounting reduces profits and will depress earnings if sustained for any length of time. If our competition uses less stringent underwriting standards we will be pressured to do so as well, resulting in greater loan risk without being able to price for that greater risk. Our competitors may lower their underwriting standards to increase their market share. If we do not relax underwriting standards in the face of competition, we may lose market share. Increased competition may also reduce the volume of our loan originations and acquisitions. Any increase in these pricing and credit pressures could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are exposed to potential credit losses in providing warehouse financing.

As a warehouse lender, we lend money to mortgage bankers on a secured basis and we are subject to the risks associated with lending to mortgage bankers, including the risks of fraud, borrower default and bankruptcy, any of which could result in credit losses for us. Fraud risk may include, but is not limited to, the financing of nonexistent loans or fictitious mortgage loan transactions or the delivery to us of fraudulent collateral that could result in the loss of all sums we have advanced to the borrower. For example, during 2004, the warehouse lending operations had a specific allowance for loan losses of $10.7 million for impaired warehouse advances. Also, our claims as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay.

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

Applicable state and local laws generally regulate interest rates and other charges, require certain disclosure, and require licensing of the mortgage broker, lender and purchaser. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans. Mortgage loans are also subject to federal laws, including:

•	the Federal Truth-in-Lending Act and Regulation Z promulgated there under, which require certain disclosures to the borrowers regarding the terms of the loans;

•	the Equal Credit Opportunity Act and Regulation B promulgated there under, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit;

•	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, color, national origin, religion, sex, familial status, or handicap, in housing-related transactions;

•	the Fair Credit Reporting Act, which regulates the use and reporting of information related to the borrower’s credit experience;

•	the Fair and Accurate Credit Transaction Act, which regulates credit reporting and use of credit information in making unsolicited offers of credit;

•	the Gramm-Leach-Bliley Act, which imposes requirements on all lenders with respect to their collection and use of nonpublic financial information and requires them to maintain the security of that information;

•	the Real Estate Settlement Procedures Act, which requires that consumers receive disclosures at various times and outlaws kickbacks that increase the cost of settlement services;

•	the Home Mortgage Disclosure Act, which requires the reporting of public loan data;

•	the Telephone Consumer Protection Act and the Can Spam Act, which regulate commercial solicitations via telephone, fax, and the Internet;

•	the Depository Institutions Deregulation and Monetary Control Act of 1980, which preempts certain state usury laws; and

•	the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws which regulate alternative mortgage transactions.

Violations of certain provisions of these federal and state laws may limit our ability to collect all or part of the principal of or interest on the loans and in addition could subject us to damages and could result in the mortgagors rescinding the loans whether held by us or subsequent holders of the loans. . In addition, such violations may cause us to be in default under our credit and repurchase facilities and could result in the loss of licenses held by us.

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

The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, recently enacted and proposed local, state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories, thereby resulting in a reduction of otherwise legitimate Alt-A or B/C lending opportunities. Similarly, recently enacted and proposed local, state and federal privacy laws and laws prohibiting or limiting marketing by telephone, facsimile, email and the Internet may limit our ability to market and our ability to access potential loan applicants. For example, the Can Spam Act of 2003 establishes the first national standards for the sending of commercial email allowing, among other things, unsolicited commercial email provided it contains certain information and an opt-out mechanism. We cannot provide any assurance that the proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

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

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “2004 Act”), which, among other things, amends the rules applicable to REIT qualification. In particular, the 2004 Act provides that a REIT that fails the quarterly asset tests for one or more quarters will not lose its REIT status as a result of such failure if either (i) such failure is regarded as a de minimis failure under standards set out in the 2004 Act, or (ii) the failure is greater than a de minimis failure but is attributable to reasonable cause and not willful neglect. In the case of a greater than de minimis failure, however, the REIT must pay a tax and must remedy the failure within 6 months of the close of the quarter in which such failure occurred. In addition, the 2004 Act provides relief for failures of other tests imposed as a condition of REIT qualification, as long as such failures are attributable to reasonable cause and not willful neglect. A REIT would be required to pay a penalty of $50,000, however, in the case of each such failure. The above-described changes apply for taxable years of REITs beginning after the date of enactment.

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

Notwithstanding the above, our charter contains a provision which provides that nothing in the charter will preclude the settlement of transactions entered into through the facilities of the NYSE.

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

To sustain our growth strategy we intend to raise capital through the sale of equity. The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. We do not know the actual or perceived effect of these offerings, the timing of these offerings, the potential dilution of the book value or earnings per share of our securities then outstanding and the effect on the market price of our securities then outstanding. For example, during 2004 we raised approximately $366.3 million and $152.2 million of net proceeds through offerings of our common and preferred stock, respectively. We also have shares reserved for future issuance under our stock plans. The sale of a large amount of shares or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

ITEM 2. PROPERTIES

Our primary executive and administrative offices are located at 1401 Dove Street, Newport Beach, California where we have a premises lease expiring in May of 2008 to use approximately 74,000 square feet of office space. We also executed premises leases located at 1500 Quail Street, Newport Beach, California expiring in November of 2006 to use approximately 15,000 square feet of office space and 1301 Dove St., Newport Beach, California expiring in August of 2008 to use approximately 16,000 square feet of office space to accommodate expansion. In addition, the mortgage operations has mortgage production offices located in various states with premises lease terms ranging from month to month or one to two years.

On March 4, 2005, we entered into a new lease for our business and corporate facilities. The lease is for a term of ten years and commences on the date construction of the premises is complete or the date we commence business operations on the premises. We have two options to extend the term for five-year periods for each option. The premises are to be located at 19500 Jamboree Road, Newport Beach, California and are anticipated to be ready for business operations during 2006. The premises will consist of a seven-story building containing approximately 200,000 square feet with an initial annual rental rate of $31.80 per square foot, which amount increases every 30 months. We have options for additional space in the complex if needed. We anticipate moving our entire Orange County operations to this facility.

ITEM 3. LEGAL PROCEEDINGS

On September 1, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et al. was filed in the Circuit Court for Clay County, Missouri, Case No. CV100-4263-CC, as a purported class action lawsuit alleging that the defendants violated Missouri’s Second Loans Act and Merchandising Practices Act. In July 2001, the Missouri complaint was amended to include IMH and other Impac-related entities. A plaintiffs class was certified on January 2, 2003. On June 22, 2004, the court issued an order to stay all proceedings pending the outcome of an appeal in a similar case in the Eighth Circuit.

On February 3, 2004, a complaint captioned James and Jill Baker v. Century Financial Group, Inc, et al was filed in the Circuit Court of Clay County, Missouri, Case No. CV100-4294-CC as a purported class action lawsuit alleging that the defendants violated Missouri’s Second Loan Act and Merchandising Practices Act.

On October 2, 2001, a complaint captioned Deborah Searcy, Shirley Walker, et al. v. Impac Funding Corporation, Impac Mortgage Holdings, Inc. et. al. was filed in the Wayne County Circuit Court, State of Michigan, as a purported class action lawsuit alleging that the defendants violated Michigan’s Secondary Mortgage Loan Act, Credit Reform Act and Consumer Protection Act. A motion to dismiss an amended complaint has been filed, but not yet ruled upon.

On November 30, 2001, a complaint captioned Garry Lee Skinner and Judy Cooper Skinner, et al. v. Preferred Credit, et al. was filed in the Superior Court of Durham County, North Carolina as Case No. 1CV-05596. This is stated as a purported class action alleging a violation of the North Carolina Interest Statutes and Unfair and Deceptive Trade Practices Act when the secondary mortgage loans were originated by the defendants. A motion to dismiss the complaint was filed and granted by an order of the court dated June 9, 2004. Plaintiffs have appealed the dismissal. On January 28, 2005, plaintiffs filed a motion to dismiss us from the appeal. On February 14, 2005, the court granted the plaintiffs their motion to dismiss us from the appeal.

On July 31, 2003, a purported class action complaint captioned Frazier, et al v. Impac Funding Corp., et al, Case No. 03-2565 was filed in federal court in Tennessee. The causes of action in the action allege violations of Tennessee’s usury statute and Consumer Protection Act. A motion to dismiss the complaint was filed and not yet ruled upon. The court agreed to administratively close the case on April 5, 2004 pending an appeal in a similar case. On April 29, 2004, the court issued its order administratively closing Frazier.

On November 25, 2003, a complaint captioned Michael and Amber Stallings v. Empire Funding Home Loan Owner Trust 1997-3; U.S. Bank, National Association; and Wilmington Trust Company was filed in the United States District Court for the Western District of Tennessee, Case No. 03-2548, as a purported class action lawsuit alleging that the defendants violated Tennessee predatory lending laws governing second mortgage loans. The complaint further alleges that certain assignees of mortgage loans, including two Impac-related trusts, should be included as defendants in the lawsuit. Like the Frazier matter this case was administratively closed on April 5, 2004 pending an appeal in a similar case.

All of the above purported class action lawsuits are similar in nature in that they allege that the mortgage loan originators violated the respective state’s statutes by charging excessive fees and costs when making second mortgage loans on residential real estate. The complaints allege that IFC was a purchaser, and is a holder, along with other affiliated entities, of second mortgage loans originated by other lenders. The plaintiffs in the lawsuits are seeking damages that include disgorgement of interest paid, restitution, rescission, actual damages, statutory damages, exemplary damages, pre-judgement interest and punitive damages. No specific dollar amount of damages is specified in the complaints.

We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to its ultimate outcome. An adverse judgment in any of these matters could have a material adverse affect on us, however, no judgment in any matter is probable to occur nor is any amount of any loss from such judgment reasonably estimable at this time. As of December 31, 2004 and 2003, no reserves regarding such litigation and claims have been recorded.

On October 14, 2003, an action was filed in the Circuit Court of Cook County, Illinois as Case No. 03 CH17085 entitled Fast Forward Solutions, LLC v. Novelle Financial Services, Inc. The complaint contained an allegation of a class action and alleged that the defendant sent out unsolicited faxes in violation of the Telephone Consumer Protection Act, the Illinois Consumer Fraud Act, and Illinois common law. The plaintiff was seeking statutory and treble damages. We settled this action for an immaterial amount and the matter was dismissed on January 31, 2005.

We are a party to other litigation and claims which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders to be voted on during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 11, 2003, our common stock was listed and began trading on the NYSE under the symbol “IMH.” Prior to June 11, 2003, our common stock was listed on the American Stock Exchange under the same symbol. The following table summarizes the high, low and closing sales prices for our common stock for the periods indicated:

	2004			2003
	High	Low	Close	High	Low	Close
First Quarter	$27.20	$18.25	$27.20	$13.23	$11.05	$12.99
Second Quarter	26.73	17.15	22.52	16.97	12.46	16.69
Third Quarter	27.91	21.07	26.30	16.55	12.50	16.19
Fourth Quarter	27.19	20.50	22.67	19.21	14.80	18.21

On March 24, 2005, the last reported sale price of our common stock on the NYSE was $16.42 per share. As of March 24, 2005, there were 615 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

Common Stock Dividend Distributions. To maintain our qualification as a REIT, we intend to make annual distributions to stockholders at an amount that maintains our REIT status in accordance with the Internal Revenue Code, which may not necessarily equal net earnings as calculated in accordance with GAAP. Our dividend policy is subject to revision at the discretion of the board of directors. All distributions in excess of those required to maintain our REIT status will be made at the discretion of the board of directors and will depend on our taxable income, financial condition and other factors as the board of directors deems relevant. The board of directors has not established a minimum distribution level. Distributions to stockholders will generally be taxable as ordinary income or qualified income, which is subject to a 15% tax rate, although a portion of such distributions may be designated by us as capital gain or may constitute a tax-free return of capital. We annually furnish to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, qualified income, capital gain or return of capital.

The following table presents our common stock dividends paid or declared for the periods indicated:

Period Covered	Stockholder Record Date	Per Share Dividend Amount
Quarter ended March 31, 2003	April 4, 2003	$0.50
Quarter ended June 30, 2003	July 3, 2003	$0.50
Quarter ended September 30, 2003	October 3, 2003	$0.50
Quarter ended December 31, 2003	December 15, 2003	$0.55
Quarter ended March 31, 2004	April 05, 2004	$0.65
Quarter ended June 30, 2004	July 06, 2004	$0.75
Quarter ended September 30, 2004	October 08, 2004	$0.75
Quarter ended December 31, 2004	December 15, 2004	$0.75

ITEM 6. SELECTED UNAUDITED CONSOLIDATED FINANCIAL DATA

The following unaudited selected consolidated statements of operations data for the year ended December 31, 2004 and the unaudited consolidated balance sheet data as of December 31, 2004 were derived from the unaudited consolidated financial statements. The following selected consolidated statements of operations data for each of the years in the four-year period ended December 31, 2003 and the consolidated balance sheet data as of the year end for each of the years in the four-year period ended December 31, 2003 were derived from the audited consolidated financial statements. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

IMPAC MORTGAGE HOLDINGS, INC.

(the 2004 financial statements are unaudited and the 2003, 2002, 2001 and 2000 financial statements have been derived from the audited financial statements)

(amounts in thousands, except per share data)

	For the year ended December 31,
	2004	2003 (1)	2002	2001	2000
Statement of Operations Data:
Net interest income:
Interest income	$755,616	$385,716	$230,267	$141,563	$119,277
Interest expense	412,533	209,009	127,801	108,183	124,071

Net interest income (expense)	343,083	176,707	102,466	33,380	(4,794)
Provision for loan losses	30,927	24,853	19,848	16,813	18,839

Net interest income (expense) after provision for loan losses	312,156	151,854	82,618	16,567	(23,633)

Non-interest income:
Gain on sale of loans	25,134	39,022	—	—	—
Other income	10,948	9,995	2,864	5,295	3,857
Gain (loss) on derivative instruments	4,694	(16,021)	(50,502)	(33,391)	238
Equity in net earnings of IFC	—	11,537	11,299	19,499	24,461

Total non-interest income (expense)	40,776	44,533	(36,339)	(8,597)	28,556

Non-interest expense:
Personnel expense	60,420	25,250	1,856	1,192	652
Other expense	17,797	12,571	1,898	1,669	2,435
General and administrative and other expense	17,097	7,660	985	1,686	904
Amortization of deferred charge	16,212	5,658	—	—	—
Write-down on securities available-for-sale	1,120	298	1,039	2,217	53,576
(Gain) loss on disposition of real estate owned	(3,901)	(2,632)	154	(1,931)	1,814

Total non-interest expense	108,745	48,805	5,932	4,833	59,381

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principle	244,187	147,582	40,347	3,137	(54,458)
Extraordinary item	—	—	—	(1,006)	—
Income taxes	(13,450)	(1,397)	—	—	—
Cumulative effect of change in accounting principle	—	—	—	(4,313)	—

Net earnings (loss)	$257,637	$148,979	$40,347	$(2,182)	$(54,458)

Net earnings (loss) per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$3.79	$2.94	$1.01	$0.07	$(2.71)

Diluted	$3.72	$2.88	$0.99	$0.11	$(2.71)

Net earnings (loss) per share:
Basic	$3.79	$2.94	$1.01	$(0.16)	$(2.71)

Diluted	$3.72	$2.88	$0.99	$(0.16)	$(2.71)

Dividends declared per share	$2.90	$2.05	$1.76	$0.69	$0.36

IMPAC MORTGAGE HOLDINGS, INC.

(the 2004 financial statements are unaudited and the 2003, 2002, 2001 and 2000 financial statements have been derived from the audited financial statements)

(amounts in thousands, except operating data)

	As of December 31,
	2004	2003 (1)	2002	2001	2000
Balance Sheet Data:
CMO collateral and mortgages held-for-investment	$21,895,592	$9,296,893	$5,215,731	$2,242,036	$1,367,573
Finance receivables	471,820	630,030	664,021	300,571	138,406
Mortgages held-for-sale	587,745	397,618	—	—	—
Investment in and advances to IFC (1)	—	—	531,032	210,134	304,578
Total assets	23,815,767	10,577,957	6,540,339	2,842,677	1,884,489
CMO borrowings	21,206,373	8,489,853	5,019,934	2,139,818	1,277,161
Reverse repurchase agreements	1,527,558	1,568,807	1,168,029	469,491	398,653
Total liabilities	22,771,692	10,105,170	6,256,814	2,646,847	1,706,274
Total stockholders’ equity	1,044,075	472,787	283,525	195,830	178,214

(1)	On July 1, 2003, IMH purchased 100% of the outstanding shares of common stock of IFC. The purchase of IFC’s common stock combined with IMH’s ownership of 100% of IFC’s preferred stock resulted in the consolidation of IFC from July 1, 2003 through December 31, 2003. Prior to July 1, 2003, IFC was a non-consolidated subsidiary of IMH and 99% of the net earnings of IFC were reflected in IMH’s financial statements as “Equity in net earnings (loss) of IFC.”

	As of and for the year December 31,
	2004	2003	2002	2001	2000
Operating Data (in millions):
Mortgage acquisitions and originations for the year	$22,213	$9,525	$5,945	$3,204	$2,113
Master servicing portfolio at period-end	28,404	13,919	8,694	5,569	4,043
Servicing portfolio at period-end	1,691	1,402	2,653	1,754	2,429

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Refer to Item 1. “Business—Forward-Looking Statements” for a complete description of forward-looking statements. All of our businesses actively work together to deliver comprehensive mortgage and lending services to our correspondents, mortgage bankers and brokers, retail customers and capital market investors through a wide array of mortgage loan programs using web-based technology and centralized operations so that we can provide high levels of customer service at low per loan operating costs. We elect to be taxed as a REIT for federal income tax purposes, which generally allows us to pass through income to stockholders without payment of federal income tax at the corporate level. Our goal is to generate consistent and reliable income for distribution to our stockholders primarily from the earnings of our core operating businesses, which include the long-term investment operations, mortgage operations and warehouse lending operations. Refer to Item 1. “Business” for additional information on our businesses and operating segments.

Use of Unaudited Financial Statements

As disclosed in previous reports, we restated our financial statements for each of the years ended December 31, 2003, 2002 and 2001, the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003 and the three and nine months ended September 30, 2003. The Company also restated its consolidated statements of operations for the six months ended June 30, 2004 due to a correction to earnings per share as a result of a clerical error. The time and resources committed to the restatements delayed our internal timetable with respect to our documentation, assessment and evaluation of internal control over financial reporting, which were undertaken in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or “SOX 404.” Due in large part to the foregoing, management’s assessment of the effectiveness of our internal control over financial reporting was substantially delayed, thereby delaying the performance by KPMG LLP, or “KPMG,” our independent registered public accounting firm, of its audit of management’s assessment and audit of the effectiveness of our internal control over financial reporting pursuant to the requirements of SOX 404. As a result, at the date of this filing, such audit and management’s report on internal control over financial reporting is not yet complete. In addition, the audit of our financial statements is not complete. Therefore, the audit reports from KPMG on the financial statements and its audit of management’s assessment of the effectiveness of internal control over financial reporting are not included in this annual report on Form 10-K. Consequently, this annual report on Form 10-K includes unaudited financial statements and statistical information for the year ended December 31, 2004. The financials statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 have been derived from the audited financials statements for such periods. Upon completion of our assessment of the effectiveness of internal control over financial reporting and the receipt of KPMG’s audit reports, we will file an amended annual report on Form 10-K/A to include these reports and audited financial statements for the year ended December 31, 2004 as soon as practicable.

Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. However, because no independent registered public accounting firm has opined that the unaudited financial statements included in this annual report present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders’ equity for the year ended December 31, 2004 reported in accordance with generally accepted accounting principles in the United States of America, or “GAAP,” such statements could be subject to change or the financial information included therein may be materially different from audited financial information. There can be no assurance that such changes or differences would not be significant. Our discussion and analysis of our financial condition and results of operations are based upon these unaudited financial statements.

Consolidation of IFC

On July 1, 2003, IMH entered into a stock purchase agreement with Joseph R. Tomkinson, our Chairman, Chief Executive Officer and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, our Executive Vice President and Chief Financial Officer is trustee, whereby we purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750,000. Each of Messer’s. Tomkinson and Ashmore and the Johnson Revocable Living Trust owned one-third of the outstanding common stock of IFC. The fairness opinion related to the purchase price of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by our board of directors. Prior to the July 1, 2003 acquisition, the common stock of IFC represented 1% of the economic interest in IFC and the outstanding non-voting preferred stock of IFC represented 99% of the economic interest in IFC. As a result of acquiring 100% of IFC’s common stock on July 1, 2003, IMH owns all of the common stock and preferred stock of IFC and began to consolidate IFC as of that date. Due to the consolidation of IFC on July 1, 2003, the consolidated financial statements include the results of operations of the mortgage operations for the period from January 1, 2003 to June 30, 2003, or “non-consolidation period,” as equity in net earnings of IFC and for the period from July 1, 2003 to December 31, 2003, or “consolidation period,” on a consolidated basis. IMH has not consolidated the financial statements of IFC for the periods prior to July 1, 2003 to conform to the current presentation.

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

Allowance for Loan Losses

We provide an allowance for loan losses for mortgages held as CMO collateral, finance receivables and mortgages held-for-investment, or “loans provided for.” In evaluating the adequacy of the allowance for loan losses, management takes several items into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, projected loss curves, political factors and industry statistics. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs. Subsequent recoveries of amounts previously charged off are credited to the allowance.

Derivative Financial Instruments

Rate Lock and Purchase Commitments

We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). We also enter into commitments to purchase mortgage loans through our correspondent channel (purchase commitments). Rate lock and purchase commitments that are considered to be derivatives are recorded at fair value in the consolidated statements of financial condition with changes in fair value recorded in gain (loss) on derivative instruments in the consolidated statements of operations.

Unlike most other derivative instruments, there is no active market for rate lock and purchase commitments that can be used to determine their fair value. Consequently, we have developed a method for estimating the fair value of our rate lock and purchase commitments. The fair value of rate lock and purchase commitments are determined by calculating the change in market value from the point of lock to the measurement date (estimated fund date) based upon changes in interest rates during the period, adjusted for an anticipated fallout factor for loan commitments that are not expected to fund. Under this fair value methodology, the lock has zero value on day one and all future value is the result of changes in interest rates, exclusive of any inherent servicing value.

Forward Commitments

The policy of recognizing the fair value of the rate lock and purchase commitments has the effect of recognizing a gain or loss on the related mortgage loans based on changes in the interest rate environment before the mortgage loans are funded and sold. As such, both rate lock and purchase commitments expose us to interest rate risk. We mitigate such risk by entering into forward commitments and derivative transactions, such as mandatory commitments on U.S. Treasury bonds and mortgage-backed securities, call options and put options. These forward commitments and derivative transactions are treated as derivatives under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), with the change in fair value reported as a gain (loss) on derivative instruments.

The fair values of our forward commitments and derivative transactions are generally based on market prices provided by dealers which make markets in these financial instruments.

Interest Rate Swaps, Caps, and Floors

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

To mitigate exposure to the effect of changing interest rates on cash flows on CMO and warehouse borrowings, we purchase derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). The swaps, caps and floors are treated as derivatives under the provisions of SFAS 133, with changes in fair value reported as gain (loss) on derivative instruments in the consolidated statements of operations. Cash paid or received on swaps, caps and floors is recorded as a current period expense or income in gain (loss) on derivative instruments in the consolidated statements of operations.

The fair values of our interest rate swaps, caps, floors and other derivative transactions are generally based on market prices provided by dealers which make markets in these financial instruments.

Securitization of Financial Assets as Financing versus Sale

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

Financial Highlights for 2004

•	Net earnings per diluted common share were $3.72 compared to net earnings per diluted common share of $2.88 for 2003

•	Estimated taxable income per diluted common share increased 21% to $2.97 compared to actual taxable income per diluted common share of $2.46 for 2003

•	Cash dividends declared increased 41% to $2.90 per common share compared to $2.05 per common share for 2003

•	Total assets increased 125% to $23.8 billion as of December 31, 2004 compared to $10.6 billion as of prior year-end

•	Book value per common share increased 41% to $11.80 as of December 31, 2004 as compared to $8.39 as of prior year-end primarily due to the issuance of new common equity resulting in net proceeds of $366.3 million at an average gross price per share of $20.78; in addition we raised net proceeds of $152.2 million of preferred equity

•	Total market capitalization was $1.7 billion as of December 31, 2004 compared to $1.0 billion as of prior year-end

•	Dividend yield as of December 31, 2004 was 13.23%, based on an annualized fourth quarter dividend of $0.75 per common share and a closing stock price of $22.67

•	For 2004, total return to common stockholders was 40.42% based on common stock price appreciation of $4.46 per common share during the year as well as common stock dividends declared of $2.90 per common share

•	The mortgage operations acquired and originated $22.2 billion of primarily Alt-A mortgages during 2004, a 134% increase over $9.5 billion for 2003

•	The long-term investment operations retained $16.9 billion of primarily Alt-A mortgages and originated $458.5 million of multi-family mortgages during 2004 compared to $5.8 billion and $290.5 million, respectively, for 2003

•	For 2004, the long-term investment operations securitized $17.7 billion of mortgages as CMO borrowings to finance the acquisition and origination and retention of Alt-A and multi-family mortgages for long-term investment.

Taxable Income

After adjusting for differences between net earnings and estimated taxable income, estimated taxable income available to common stockholders was $202.9 million, or $2.97 per diluted common share, for 2004 as compared to $127.5 million, or $2.46 per diluted common share, for 2003 and $84.4 million, or $2.07 per diluted common share, for 2002. When we file our annual tax returns there are certain adjustments that we make to net earnings and taxable income due to differences in the nature and extent that revenues and expenses are recognized under the two methods. As an example, to calculate estimated taxable income we deduct actual loan losses as compared to the determination of net earnings which requires a deduction of loan loss provisions that are determined based on estimated losses inherent in our mortgage portfolios. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income available to common stockholders, which is a non-generally accepted accounting principle, or “GAAP,” financial measurement, is useful information for our investors.

We paid total regular cash dividends of $2.90 per common share during 2004, $2.53 per common share during 2003 and $1.76 per common share during 2002, which when combined with available tax loss carry-forwards met taxable income distribution requirements for each year. Upon the filing of our 2003 tax return, we had a federal net operating tax loss carry-forward of $18.7 million, which expires in the year 2020 and which may or may not be used to offset taxable income in 2004 or in subsequent years. We expect to file our 2004 federal and state tax returns in September 2005 at which time changes to federal net operating loss carry-forwards, if any, will be determined.

The following table presents a reconciliation of net earnings to estimated and actual taxable income available to common stockholders for the periods indicated (in thousands, except per share amounts):

	For the year ended December 31,
	2004 (1)	2003 (1)	2002 (1)
Net earnings	$257,637	$148,979	$40,347
Adjustments to net earnings:
Loan loss provision	30,927	24,853	19,848
Dividends from IFC	37,000	31,385	12,870
Cash received from previously charged-off assets	—	(5,533)	—
Tax loss on sale of investment securities	—	(4,725)	—
Tax deduction for actual loan charge-offs, net of recoveries	(16,252)	(12,859)	(4,938)
Unrealized fair value of derivatives (2)	(103,724)	(38,762)	22,141
Dividends on preferred stock	(3,750)	—	—
Net earnings of IFC (3)	(42,944)	(16,889)	—
Equity in net earnings of IFC (3)	—	(11,537)	(11,299)
Net adjustments on inter-company loan sales transactions and inter-company income and expense eliminations	44,048	12,339	6,655
Net miscellaneous adjustments	—	215	(1,267)

Estimated and actual taxable income available to common stockholders (4)	$202,942	$127,466	$84,357

Estimated and actual taxable income per diluted common share (4)	$2.97	$2.46	$2.07

Diluted weighted average common shares outstanding	68,244	51,779	40,773

(1)	Estimated taxable income include estimates of book to tax adjustments and can differ from actual taxable income as calculated when we file our annual corporate tax return for 2004. Since estimated taxable income is a non-GAAP financial measurement, the reconciliation of estimated taxable income available to common stockholders to net earnings meets the requirement of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements. The years ended December 31, 2003 and 2002 are actual taxable income per the filing of our corporate tax returns for those years.
(2)	The mark-to-market change for the valuation of derivatives is income or expense for GAAP financial reporting but is not included as an addition or deduction for taxable income calculations. Unrealized fair value of derivatives is a component of gain (loss) on derivatives in the financial statements.
(3)	Represents net earnings of IFC, a taxable REIT subsidiary, which may not necessarily equal taxable income. Dividend distributions from IFC to IMH may exceed IFC’s net earnings, however, IMH can only recognize dividends received from IFC as taxable income to the extent that IFC’s dividends are from current period taxable income. Any dividends paid to IMH by IFC in excess of IFC’s taxable income would be recognized as return of capital by IMH.
(4)	Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating loss carry-forwards.

Issuance of Preferred Stock

In May of 2004, we completed the sale of 2.0 million shares of 9.375% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, or “series B preferred stock.” Dividends on the series B preferred stock are payable quarterly in arrears on or before March 31, June 30, September 30 and December 31 of each year. The shares of series B preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Holders of shares of series B preferred stock generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters and in certain other events. The Company may not redeem the series B preferred stock until May 29, 2009 except in limited circumstance to preserve the Company’s status as a real estate investment trust. On or after May 29, 2009, the Company may, at its option, redeem the series B preferred stock in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends (whether or not declared), if any, to and including the redemption date.

In November and December, 2004, we completed the sale of an aggregate of 4.3 million shares of 9.125% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, or “series C preferred stock.” Dividends on the series C preferred stock are payable quarterly in arrears on or before March 31, June 30, September 30 and December 31 of each year. The shares of series C preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Holders of shares of series C preferred stock generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters and in certain other events. The Company may not redeem the series C preferred stock until November 23, 2009 except in limited circumstances to preserve the Company’s status as a real estate investment trust. On or after November 23, 2009, the Company may, at its option, redeem the series C preferred stock in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends (whether or not declared), if any, to and including the redemption date.

Estimated Expenditures Related to Section 404 of the Sarbanes-Oxley Act of 2002

As of December 31, 2004, we have spent approximately $2.0 million to implement actions related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, we anticipate expenditures of approximately $1.0 million to $1.5 million for additional actions during 2005 to support and complete our auditor’s reports on management’s assessment and internal control over financial reporting for 2004.

Results of Operations and Financial Condition

Results of Operations

For the Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

Net earnings were $257.6 million, or $3.72 per diluted common share, for 2004 as compared to $149.0 million, or $2.88 per diluted common share, for 2003. The year-over-year increase in net earnings of $108.6 million was primarily the result of the following:

•	$166.4 million increase in net interest income; which was partially offset by,

•	$59.9 million increase in non-interest expense.

These variances along with a discussion of other significant changes affecting results of operations on a comparative basis are discussed in further detail below.

Net Interest Income

Net interest income is primarily derived from interest income on mortgage assets which include CMO collateral, mortgages held-for-investment, mortgages held-for-sale, finance receivables and investment securities available-for-sale, or collectively, “mortgage assets,” less interest expense from interest paid on borrowings on mortgage assets, which include CMO borrowings, reverse repurchase agreements and borrowings secured by investment securities available-for-sale. Net interest income also includes (1) amortization of acquisition costs on mortgages acquired from the mortgage operations, (2) accretion of loan discounts, which represents the amount allocated to mortgage servicing rights when they are sold to third parties and mortgages are transferred to the long-term investment operations from the mortgage operations and retained for long-term investment, (3) amortization of CMO securitization expenses and, to a lesser extent, (4) amortization of CMO bond discounts. Net cash received or paid on derivatives is a component of gain (loss) on derivative instruments on the consolidated statement of operations and is not a component of net interest income.

Net interest income increased 94% to $343.1 million for 2004 as compared to $176.7 million for 2003. The year-over-year increase in net interest income of $166.4 million was primarily due to a 114% increase in average mortgage assets to $16.7 billion for 2004 as compared to $7.8 billion for 2003 as the long-term investment operations acquired $16.9 billion of mortgages from the mortgage operations in addition to $458.5 million of multi-family mortgages originated by the long-term investment operations. Adjusted net interest margins on mortgage assets, as defined in the yield table below, declined by 19 basis points to 1.17% during 2004 as compared to 1.36% during 2003. The decrease in adjusted net interest margins on mortgage assets was primarily due to (1) an increase in short-term interest rates, (2) an increase in the amortization of loan premiums, securitization costs and bond discounts as a result of higher than expected mortgage prepayments and, to a lesser extent, (3) higher leverage and lower net interest margins on certain CMOs completed during the second half of 2004.

The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the year ended December 31,
	2004			2003			2002
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS

Subordinated securities collateralized by mortgages	$27,937	$3,764	13.47%	$31,479	$3,839	12.20%	$35,139	$1,864	5.30%
Mortgages held as CMO collateral (1)	14,283,347	618,771	4.33%	6,620,727	317,434	4.79%	3,383,906	200,742	5.93%
Mortgages held-for-investment and held-for-sale (2)	1,837,347	105,742	5.76%	633,474	34,580	5.46%	114,519	6,781	5.92%
Finance receivables (3)	510,899	25,018	4.90%	557,553	28,969	5.20%	341,543	19,383	5.68%

Total mortgage assets	$16,659,530	$753,295	4.52%	$7,843,233	$384,822	4.91%	$3,875,107	$228,770	5. 90%

BORROWINGS

CMO borrowings	$14,072,852	$354,547	2.52%	$6,445,968	$174,199	2.70%	$3,288,379	$102,366	3.11%
Reverse repurchase agreements	2,175,728	57,837	2.66%	1,379,749	32,382	2.35%	814,248	23,583	2.90%
Borrowings secured by investment securities (4)	—	—	—	2,709	2,316	85.49%	10,037	1,852	18.45%

Total borrowings on mortgage assets	$16,248,580	$412,384	2.54%	$7,828,426	$208,897	2.67%	$4,112,664	$127,801	3.11%

Net Interest Spread (5)			1.98%			2.24%			2.79%
Net Interest Margin (6)			2.05%			2.24%			2.61%
Less: Accretion of loan discounts (7)		$54,867	0.33%		$21,101	0.27%		$11,538	0.30%
Less: Net cash payments on derivatives (8)		$91,882	0.55%		$47,846	0.61%		$28,362	0.73%
Adjusted Net Interest Margin (9)			1.17%			1.36%			1.58%
Effect of amortization of loan premiums and securitization costs (10)		$166,649	1.00%		$69,573	0.89%		$38,094	0.98%

(1)	Interest includes amortization of acquisition cost on mortgages acquired from the mortgage operations and accretion of loan discounts, which represents the amount allocated to MSRs when MSRs are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment.
(2)	Includes mortgages held-for-sale which were acquired via the consolidation of Impac Funding Corporation on July 1, 2003.
(3)	Total average borrowings on mortgage assets exceed total average mortgage assets during 2002 as we eliminated warehouse borrowings between the warehouse lending operations and mortgage operations prior to July 1, 2003.
(4)	Payments and excess cash flows received from investment securities collateralizing these borrowings were used to pay down the outstanding borrowings. The payments were received from a collateral base that was in excess of the borrowings. Therefore, while the payment amounts remained relatively stable, the average balance of the borrowings continued to decline. These borrowings were paid off during the third quarter of 2003 and the yield for 2003 reflects discount and securitization costs that were recorded as interest expense upon repayment of the borrowings.
(5)	Net interest spread on mortgage assets is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.
(6)	Net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total mortgage assets.
(7)	Yield represents income from the accretion of loan discounts, which represents the amount allocated to MSRs when MSRs are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment, divided by total average mortgage assets.
(8)	Yield represents net cash payments on derivatives divided by total average mortgage assets.
(9)	Adjusted net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets, accretion of loan discounts and net cash payments on derivatives from interest income on total mortgage assets and dividing by total average mortgage assets. Net cash payments on derivatives is a component of gain (loss) on derivatives on the consolidated statements of operations. Adjusted net interest margins on mortgage assets is a non-GAAP financial measurement, however, the reconciliation provided in this table meets the requirements of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements. We believe that the presentation of adjusted net interest margin on mortgage assets is useful information for our investors as it more closely reflects the true economics of net interest margins on mortgage assets.
(10)	Yield represents cost of amortization of net loan premiums and securitization costs divided by total average mortgage assets.

During 2004 the Federal Reserve Bank raised short-term interest rates, which effected movements in one-month LIBOR, a total of 125 basis points. This caused borrowing costs on adjustable rate CMO borrowings, which are tied to one-month LIBOR and re-price monthly without limitation, to rise at a faster pace than coupons on LIBOR ARMs securing CMO borrowings, which generally re-price every six months with limitation. LIBOR ARMs held in our long-term investment portfolio are subject to the following interest rate risks:

•	interest rate adjustment limitations on mortgages held for long-term investment due to periodic and lifetime interest rate cap features as compared to borrowings which are not subject to adjustment limitations;

•	mismatched interest rate re-pricing periods between mortgages held for long-term investment, which generally re-price every six months, and borrowings, which re-price every month in regards to CMO borrowings and daily in regards to reverse repurchase agreements; and

•	uneven and unequal movements in the interest rate indices used to re-price mortgages held for long-term investment, which are generally indexed to one-, three- and six-month LIBOR and one-year LIBOR, and borrowings, which are generally indexed to one-month LIBOR.

Along with an increase in short-term interest rates, our expectation, based on past experience, was that we would see a corresponding decline in mortgage prepayment rates. However, mortgage prepayment rates accelerated during the latter part of 2004. There is recent mortgage industry evidence that documents a substantial increase in home appreciation rates over the last three years has been a significant factor affecting prepayment patterns of Alt-A borrowers. Borrowers appear more than willing to use home equity to pay loan prepayment penalties in order to obtain lower monthly payments by refinancing into other mortgage products, such as interest-only and high loan-to-value mortgage products.

Actual prepayment rates in excess of projected future prepayment rates resulted in a cumulative upward adjustment in both the amortization rate and amortization amount of loan premiums, securitization costs and bond discounts during the fourth quarter of 2004. As such, amortization of loan premiums and securitization expenses increased by 11 basis points to 1.00% of average mortgage assets during 2004 as compared to 0.89% of average mortgage assets during 2003. A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments. However, if mortgages do prepay, a prepayment penalty is charged which helps offset additional amortization of loan premiums and securitization costs. During 2004, prepayment penalties received from borrowers was recorded as interest income and increased the yield on average mortgage assets by 6 basis points. Therefore, prepayment penalty income offset the effect of increased amortization of loan premiums and securitization expenses due to higher than expected prepayments by approximately 45%.

Adjusted net interest margins were also affected by the following during 2004:

•	our interest rate risk management policies do not provide 100% coverage of the principal amount outstanding on mortgages held for investment at any given time; and

•	actual mortgage prepayments and the corresponding repayment of CMO borrowings exceeded the pre-determined amortization schedule of the notional amount of derivative instruments.

Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates primarily associated with cash flows on adjustable rate CMO borrowings. However, as a result of the combination of the factors listed above, the interest rate spread differential between ARMs and adjustable rate CMO borrowings compressed, which compressed net interest margins on mortgage assets. By design, our current interest rate risk management program provides 20% to 25% coverage of the outstanding principal balance of our LIBOR ARMs and 75% to 85% coverage of the outstanding principal balance of intermediate, or hybrid, ARMs at the point in time that we securitize the mortgages.

Additionally, we primarily acquire a certain notional amount of interest rate swap agreements which correspond to the balance of CMO borrowings at the time we securitize mortgages. The interest rate swap agreements are generally acquired with a pre-determined amortization schedule of the notional amount of the interest rate swap agreements and is based upon the past prepayment experience of our mortgages. However, actual prepayment of mortgages and the corresponding repayment of CMO borrowings exceeded the amortization schedule of the notional amount of the interest rate swap agreements which resulted in greater net cash payments on derivatives than we originally anticipated. Even so, as interest rates rose during 2004, derivative costs declined by 6 basis points to 55 basis points of average mortgage assets during 2004 as compared to 61 basis points during 2003 as total net cash payments on derivatives relative to average mortgage assets declined. Total net cash payments on derivatives during 2004 were $91.9 million on average mortgage assets of $16.7 billion as compared to $47.8 million on average mortgage assets of $7.8 billion during 2003. Net cash payments on derivative instruments along with the change in unrealized fair value of derivatives comprise substantially all of the gain (loss) on derivative instruments on our statement of operations.

Non-Interest Expense

Total non-interest expense was $108.7 million for 2004 as compared to $48.8 million for 2003. The year-over-year increase in non-interest expense of $59.9 million was primarily the result of the following:

•	$50.1 million increase in operating expenses, and

•	$10.6 million increase in amortization of deferred charge.

Operating expenses. Operating costs for 2003 include only six months of operating expenses from the mortgage operations that were consolidated on the consolidated financial statements as the mortgage operations was acquired by the Company on July 1, 2003. Therefore, if a full year of operating costs from the mortgage operations would have been recorded on the financial statements on a consolidated basis for 2003, the year-over-year percentage change in operating costs would be lower. Operating expenses from the mortgage operations during the first six months of 2003 are a component of the mortgage operations’ net earnings and are reflected on the consolidated financial statements as equity in net earnings of Impac Funding Corporation. Operating expenses include personnel expense, general and administrative and other expense, professional services, equipment expense, occupancy expense and data processing expense.

Operating expense increased 117% to $92.8 million during 2004 as compared to $42.7 million for 2003 primarily due to (1) an 134% increase in originations and acquisitions from the mortgage operations during 2004 and (2) operating expenses for 2003 include the consolidation of operating expenses from the mortgage operations for only the last six months of 2003 as the mortgage operations was consolidated on July 1, 2003.

Operating costs rose by $50.1 million, or 117%, primarily as acquisitions and originations from the mortgage operations increased 134% to $22.2 billion for 2004 as compared to $9.5 billion for 2003. The increase in mortgage acquisitions and originations resulted in the addition of personnel during 2004 which increased personnel expense by $35.1 million, or 139%, to $60.4 million during 2004 as compared to $25.3 million during 2003. In addition, an increase in staffing caused an increase of $9.4 million, or 123%, in general and administrative and other expense while occupancy expense increased to $3.7 million, or 131%, during 2004 as compared to $1.6 million during 2003. In order to accommodate expansion, we entered into premises leases for office space directly surrounding our main corporate facility in Newport Beach, California. The expansion of our operations within a geographically centralized area allows us to maintain our centralized operating approach as we are able to leverage technology and operational expertise from our main headquarters to the new facilities.

On a cost per loan basis, operating costs were lower during 2004 as compared to 2003 primarily as we acquired a larger percentage of mortgages on a bulk basis during 2004 as compared to the prior year. During 2004 the mortgage operations acquired $8.5 billion, or 38% of total mortgage acquisitions and originations, of mortgages through bulk purchase transactions as compared to $2.2 billion, or 23% of total mortgage acquisitions and originations, during 2003. Mortgages acquired on a bulk basis generally require less staffing and personnel-related costs than mortgages acquired on a flow basis. However, premiums paid for acquiring mortgages on a bulk basis are generally higher than premiums paid for the acquisition of a mortgage on a flow basis as the higher premium paid for bulk packages factors in operating costs incurred by the mortgage originator.

Amortization of deferred charge. A deferred charge was recorded to eliminate the income tax effect resulting from gains on inter-company mortgage sales, which represents the amount allocated to MSRs when MSRs are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment. The deferred charge is amortized to expense over the expected life of the mortgages. Amortization of deferred charge was $16.2 million during 2004 as compared to $5.7 million during 2003. The year-over-year increase in the amortization of the deferred charge was the result of the acquisition of $16.9 billion of mortgages by the long-term investment operations from the mortgage operations and the subsequent sale of MSRs to third parties during 2004 as compared to the acquisition of $5.8 billion of mortgages by the long-term investment operations from the mortgage operations and the subsequent sale of MSRs to third parties during 2003.

Gain (Loss) on Derivative Instruments

During 2004 gain on derivative instruments was $4.7 million as compared to a loss on derivative instruments of $16.0 million during 2003. A component of gain on derivative instruments is unrealized mark-to-market gain on derivative instruments which increased to $96.6 million during 2004 as compared to a gain of $31.8 million for 2003. The increase in unrealized mark-to-market gain on derivative instruments was the result of changes in future expectations of short term rates which positively affected the value of our derivatives. We enter into derivative contracts to manage the various interest rate risks associated with cash flows on CMO and warehouse borrowings. In our consolidated financial statements, we record a market valuation adjustment for derivatives and any subsequent cash payments paid or received on these derivatives is recorded as a current period expense or income in gain (loss) on derivative instruments on the consolidated financial statements. The unrealized mark-to-market gain on derivative instruments was partially offset by an increase in cash payments of derivative instruments of $91.9 million during 2004 as compared to $47.8 million during 2003. In addition, we account for certain forward purchase commitments on mortgage loans as derivatives and record the change in fair value of such instruments and the related derivatives used for interest rate risk management on the mortgage pipeline as current period expense or income.

Income Taxes

Income tax benefit increased to $13.5 million during 2004 as compared to $1.4 million during 2003 primarily due to an increase in operating losses at IFC when profits on inter-company loan sales are eliminated from IFC’s net earnings. IFC is a taxable REIT subsidiary (TRS) and is therefore subject to corporate income taxes. We record a deferred tax charge to eliminate the expense recognition of income taxes paid on inter-company profits that result from the sale of mortgages from IFC to the long-term operations. The amortization of the deferred tax charge is recorded in other expense rather than income tax expense.

Results of Operations by Business Segment

We operate three core businesses:

•	the long-term investment operations;

•	the mortgage operations; and

•	the warehouse lending operations.

Long-Term Investment Operations. The long-term investment operations generate earnings primarily from net interest income earned on mortgages held as CMO collateral and mortgages held for investment. Net earnings from the long-term operations increased by $109.9 million to $215.3 million for 2004 as compared to $105.4 million for 2003 primarily due to the following:

•	$101.4 million increase in net interest income; and

•	$14.7 million increase in non-interest income.

Net interest income. Net interest income increased 78% to $231.9 million for 2004 as compared to $130.5 million for 2003 primarily due to an increase in total average mortgage assets as the long-term investment operations acquired $16.9 billion of mortgages from the mortgage operations and originated $458.5 million of multi-family mortgages. The acquisition and origination of mortgages by the long-term investment operations was primarily financed by the securitization of $17.7 billion of CMOs. The adjusted net interest margin on mortgages held as CMO collateral declined 30 basis points to 0.82% during 2004 as compared to 1.12% during 2003. The decline in adjusted net interest margin was primarily due to (1) an increase in short-term interest rates, (2) an increase in the amortization of loan premiums, securitization costs and bond discounts as a result of higher than expected mortgage prepayments and, to a lesser extent, (3) higher leverage and lower net interest margins on certain CMOs completed during the second half of 2004, as previously discussed. Adjusted net interest margin on mortgages held as CMO collateral is calculated by subtracting interest expense on CMO borrowings, accretion of loan discounts and cost of derivatives from interest income on mortgages held as CMO collateral and dividing by average mortgages held as CMO collateral in the yield table above.

Non-interest income. Non-interest income rose by $14.7 million to $16.3 million during 2004 as compared to $1.6 million during 2003 primarily due to an increase in gain (loss) on derivative instruments as future expectations of higher one-month LIBOR rates positively affected the value of derivatives. Gain (loss) on derivative instruments increased to a gain of $11.8 million during 2004 as compared to a loss of $9.1 million during 2003.

Refer to Note I. “Segment Reporting” in the notes to consolidated financial statements for financial results of the long-term investment operations and see Item 1. “Business—Long-Term Investment Operations” for additional detail regarding the operating structure of the long-term investment operations.

Mortgage Operations. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations and, to a lesser extent, it earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held for sale. Net earnings from the mortgage operations for 2004 include twelve months of results of operations, however, prior to the consolidation of the mortgage operation on July 1, 2003, its results of operations were reflected on a consolidated basis for 2003 for the consolidation period, see “Consolidation of IFC.”

Net earnings from the mortgage operations increased by $26.0 million to $42.9 million during 2004 as compared to net earnings of $16.9 million during the consolidation period. For a full year comparison, net earnings for the mortgage operations were $42.9 million during 2004 as compared to $35.4 million on a non-consolidated basis during 2003. The increase in net earnings was primarily due to an increase of $73.8 million in non-interest income which was partially offset by a $54.2 million increase in non-interest expense.

Non-interest income increased 129% during 2004 primarily due to a higher volume of mortgages sold to the long-term investment operations and third party investors due a higher volume of mortgages that were acquired and originated during 2004 as compared to 2003. As a result of an increase in gain on sale of loans, non-interest income increased to $131.0 million during 2004 as compared to $57.2 million during 2003. Gain on sale of loans includes the difference between the price at which we acquire or originate mortgages and the price we receive upon the sale or securitization of mortgages plus or minus direct mortgage origination revenue and costs, i.e. loan and underwriting fees, commissions, appraisal review fees and document processing expenses. Gain on sale of loans acquired or originated by the mortgage operations also includes a premium for the sale of mortgage servicing rights upon the sale or securitization of mortgages, including REMICs and CMOs. Substantially all mortgages sold or securitized during 2004 and 2003 were done so on a servicing released basis, which resulted in substantially all cash gains. In order to minimize risks associated with the accumulation of our mortgages, we seek to securitize or sell mortgages monthly thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of mortgages.

Partially offsetting the increase in non-interest income was an increase in non-interest expense which increased 112% to $102.8 million during 2004 as compared to $48.6 million as mortgage acquisitions and originations rose by 134% to $22.2 billion for 2004 as compared to $9.5 billion for 2003. The increase in mortgage acquisitions and originations resulted in the addition of personnel by the mortgage operations and a corresponding increase in operating costs. In order to accommodate expansion, we entered into premises leases for office space directly surrounding our main corporate facility in Newport Beach, California. The expansion of our operations within a geographically centralized area allows us to maintain our centralized operating approach as we are able to leverage technology and operational expertise from our main headquarters to the new facilities.

Refer to Note I. “Segment Reporting” in the notes to consolidated financial statements for financial results of the mortage operations and see Item 1. “Business—Long-Term Investment Operations” for additional detail regarding the operating structure of the mortgage operations.

Warehouse Lending Operations. The warehouse lending operations primarily generates net earnings from net interest income earned from the difference between its cost of borrowings and the interest earned on warehouse advances and, to a lesser extent, fees from warehouse lending transactions. The warehouse lending operations provide warehouse financing to affiliated companies, including the mortgage operations and long-term investment operations, and to approved non-affiliated clients some of which are correspondents of the mortgage operations.

Net earnings from the warehouse lending operations were $43.4 million for 2004 as compared to $27.5 million for 2003. The increase in net earnings of $15.9 million was primarily due to a $16.8 million increase in net interest income to $45.8 million during 2004 as compared to $29.0 million during 2003. Net interest income rose 58% on year-over-year basis as total average finance receivables rose 64% to $2.3 billion during 2004 as compared to $1.4 billion during 2003.

Net earnings were negatively impacted during 2004 as the warehouse lending operations added $6.1 million to loan loss provisions during 2004 as fraudulent warehouse advances were discovered in 2004 which were determined to be impaired. By year-end 2004, the warehouse lending operations had a specific allowance for loan losses of $10.7 million for impaired warehouse advances. For calculation of estimated taxable income, deductions for permanently impaired mortgages were taken as a deduction to estimated taxable income for 2004

Refer to Note I. “Segment Reporting” in the notes to consolidated financial statements for financial results of the warehouse lending operations and see Item 1. “Business—Long-Term Investment Operations” for additional detail regarding the operating structure of the warehouse lending operations.

Results of Operations

For the Year Ended December 31, 2003 compared to the Year Ended December 31, 2002

Net earnings were $149.0 million, or $2.88 per diluted common share, as compared to $40.3 million, or $0.99 per diluted common share, for 2002. The year-over-year increase in net earnings of $108.7 million was primarily due to the following:

•	$74.2 million increase in net interest income; and

•	$34.5 million decrease in loss on derivative instruments.

These variances are discussed in further detail below.

Net Interest Income

Net interest income increased $74.2 million to $176.7 million for 2003 as compared to $102.5 million for 2002. The year-over-year increase in net interest income was primarily due to an increase in average mortgage assets, which increased to $7.8 billion for 2003 as compared to $3.9 billion for 2002 as the long-term investment operations retained $5.8 billion of primarily Alt-A mortgages acquired and originated by the mortgage operations and originated $290.5 million of multi-family mortgages.

Adjusted net interest margins on mortgage assets declined 22 basis points to 1.36% during 2003 as compared to 1.58% during 2002. The decrease in adjusted net interest margins on mortgage assets was primarily due interest rate adjustments on mortgage assets as follows:

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

The 22 basis point decline in adjusted net interest margins on mortgage assets was partially offset by the consolidation of the mortgage operations. The consolidation of the mortgage operations resulted in an increase in net interest margins on mortgage assets during 2003 as mortgages held-for-sale were consolidated with total average mortgage assets during the second half of 2003. During 2003 mortgages held-for-sale were not consolidated with total average mortgage assets as IFC was a non-consolidated entity prior to July 1, 2003. In addition, net interest margins on mortgages held-for-sale were favorable during 2003 due to a steep yield curve as compared to 2002. The yield curve represents the mathematical difference between short-term interest rates and long-term interest rates. Because the mortgage operations establishes interest rates on its mortgages by indexing those interest rates to long-term market interest rates and finances mortgages with borrowings that are indexed to short-term interest rates, a steep yield curve benefits net interest margins.

Gain (Loss) on Derivative Instruments

During 2003 loss on derivative instruments decreased to $16.0 million as compared to $50.5 million for 2002. The decrease in loss on derivative instruments was the result of changes in future expectations of short-term rates which affected the value of our derivatives. We enter into derivative contracts to manage the various interest rate risks associated with cash flows on CMO and warehouse borrowings. In our consolidated financial statements, we now record a market valuation adjustment for economic hedges and any subsequent cash payments paid or received on these derivatives as a current period expense or income in loss on derivative instruments on the consolidated financial statements. In addition, we account for certain forward purchase commitments on mortgage loans as free-standing derivatives, and record the change in fair value of such instruments and the related derivatives used to hedge the mortgage pipeline as a current period expense or income.

Results of Operations by Business Segment

Long-Term Investment Operations. Net earnings from the long-term operations was $105.4 million for 2003 as compared to $17.2 million for 2002. The increase in net earnings of $88.2 million was primarily due to a decrease in loss on derivative instruments and an increase in net interest income. Loss on derivative instruments declined by $41.4 million to a loss of $9.1 million for 2003 as compared to a loss of $50.5 million for 2002. Loss on derivative instruments declined as future expectations of short-term rates positively affected the value of derivatives. Net interest income rose by $39.4 million to $130.5 million for 2003 as compared to $91.1 million for 2002 primarily due to an increase in total average mortgage assets. The long-term investment operations retained $6.1 billion of Alt-A and multi-family mortgages during 2003 which in turn led to an increase in average CMO collateral and mortgages held-for-investment as shown in the comparative yield table above. Refer to Note I. “Segment Reporting” in the notes to consolidated financial statements for additional detail. See Item 1. “Business—Long-Term Investment Operations” and Note I. “Segment Reporting” in the notes to consolidated financial statements for additional detail regarding the operating structure and financial results of the long-term investment operations.

Mortgage Operations. Net earnings from the mortgage operations include its results of operations for the consolidation period on a consolidated basis. See “Consolidation of IFC” above. Prior to the consolidation of IFC, its results of operations were included in equity in net earnings of IFC on the consolidated financial statements. Equity in net earnings of IFC is reflected in Inter-company for purposes of segment reporting as shown in Note I. “Segment Reporting” in the notes to consolidated financial statements. As such, net earnings from the mortgage operations was $16.9 million during the consolidation period while equity in net earnings of IFC during the non-consolidation period was $11.5 million for 2003 as compared to $11.3 million for 2002. Net earnings from the mortgage operations were primarily earned from the sale of mortgage loans and the corresponding gains from the sale of those loans. See Item 1. “Business—Mortgage Operations” and Note I. “Segment Reporting” in the notes to consolidated financial statements for additional detail regarding the operating structure and financial results of the mortgage operations.

Warehouse Lending Operations. Net earnings from the warehouse lending operations was $27.5 million for 2003 as compared to $18.5 million for 2002. The increase in net earnings of $9.0 million was primarily due to an increase in net interest income. Net interest income rose during 2003 as total average finance receivables rose 65% to $1.4 billion as compared to $850.1 million during 2002 as shown in the comparative yield table above. See Item 1. “Business—Warehouse Lending Operations” and Note I. “Segment Reporting” in the notes to consolidated financial statements for additional detail regarding the operating structure and financial results of the warehouse lending operations.

Financial Condition

Total assets grew 125% to $23.8 billion as of December 31, 2004 as compared to $10.6 billion as of prior year-end as the long-term investment operations retained $16.9 billion of primarily Alt-A mortgages and originated $458.5 million of multi-family mortgages. The retention of Alt-A and multi-family mortgages increased the long-term mortgage portfolio to $21.9 billion as of December 31, 2004 as compared to $9.3 billion as of prior year-end. The acquisition and origination of mortgages were primarily financed through the issuance of $17.7 billion of CMOs and net proceeds of $366.3 million in new common equity and net proceeds of $152.2 million in new preferred equity. The following table presents selected financial data for the periods indicated (dollars in thousands, except per share data):

	As of and for the year ended December 31,
	2004	2003	2002
Book value per share	$11.80	$8.39	$6.26
Return on average assets	2.02%	1.80%	0.92%
Return on average equity	47.50%	41.59%	16.22%
Assets to equity ratio	22.81:1	22.35:1	23.07:1
Debt to equity ratio	21.77:1	21.28:1	21.85:1
Allowance for loan losses as a percentage of loans provided for	0.29%	0.39%	0.46%
Prior 12-month constant prepayment rate, or “CPR”	29%	28%	25%
Total non-performing assets	$259,695	$140,369	$130,614
Total non-performing assets to total assets	1.09%	1.33%	2.00%
Mortgages owned 60+ days delinquent	$381,290	$175,313	$161,260
60+ day delinquency of mortgages owned	1.74%	1.79%	3.22%

We believe that in order for us to generate positive cash flows and net earnings from our long-term mortgage portfolio we must successfully manage the following primary operational and market risks:

•	credit risk;

•	prepayment risk;

•	liquidity risk; and

•	interest rate risk.

Credit Risk. We manage credit risk by primarily retaining high credit quality Alt-A mortgages and, to a lesser extent, multi-family mortgages, adequately providing for loan losses and actively managing delinquencies and defaults. We believe that by improving the overall credit quality of our long-term mortgage portfolio we can consistently generate stable future cash flow and net earnings. During 2004 we retained primarily Alt-A mortgages with an original weighted average credit score of 695 and an original weighted average LTV ratio of 76%. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but that have loan characteristics that make them non-conforming under those guidelines. We primarily acquire non-conforming “A” or “A-” credit quality mortgages, collectively, Alt-A mortgages. As of December 31, 2004, the original weighted average credit score of mortgages held as CMO collateral was 696 and the original weighted average LTV ratio was 76%. For additional information regarding the long-term mortgage portfolio refer to Item 1. “—Long-Term Mortgage Portfolio,” “Note C—CMO Collateral” and “Note D—Mortgages Held-for-Investment” in the accompanying notes to the consolidated financial statements.

In addition to retaining mortgages acquired and originated by our mortgage operations, the long-term investment operations originated $458.5 million of multi-family mortgages through IMCC. IMCC was formed to primarily originate small balance, multi-family mortgages of high credit quality. IMCC primarily originates hybrid ARMs with balances generally ranging from $500,000 to $5.0 million. Multi-family mortgages provide greater asset diversification on our balance sheet as multi-family mortgages typically have longer lives than residential mortgages. All multi-family mortgages originated during 2004 had interest rate floors with prepayment penalty periods ranging from three to ten years.

We believe that we have adequately provided for loan losses as allowance for loan losses increased to $64.0 million as of December 31, 2004 as compared to $38.6 million as of prior year-end as we retained $16.9 billion of mortgages from the mortgage operations and originated $458.5 million of multi-family mortgages for long-term investment. Actual loan charge-offs, net of recoveries, on mortgages held for long-term investment decreased to $5.6 million for 2004 as compared to $12.9 million for 2003. Additionally, we provided specific loan loss allowances of $10.7 million for impaired warehouse advances as previously discussed.

We monitor our servicers and sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guidelines. This includes an effective and aggressive collection effort in order to minimize mortgages from becoming non-performing assets. However, when resolving issues related to non-performing assets, including potential disposition, servicers and sub-servicers are required to take timely and aggressive action. Servicers and sub-servicers are required to determine payment collection under various circumstances, which will result in maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform ongoing review of mortgages that display weaknesses and believe that we maintain adequate loss allowance on our mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. In foreclosure sales, we generally acquire title to the property. As of December 31, 2004, mortgages that we owned included 1.74% of mortgages that were 60 days or more delinquent as compared to 1.79% as of year-end 2003 and 3.22% as of year-end 2002. The following table summarizes mortgages that we own, including mortgages held for long-term investment and mortgages held-for-sale, that were 60 or more days delinquent for the periods indicated (in thousands):

	As of December 31,
	2004	2003	2002
60-89 days delinquent	$139,872	$51,173	$41,762
90 or more days delinquent	68,877	52,080	33,822
Foreclosures	157,867	66,767	74,597
Delinquent bankruptcies	14,674	5,293	11,079

Total 60 or more days delinquent	$381,290	$175,313	$161,260

Non-performing assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. It is our policy to place a mortgage that is categorized as held for investment on our financial statements on non-accrual status when it becomes 90 days delinquent and any previously accrued interest will be reversed from revenue. When real estate is acquired in settlement of loans, or other real estate owned, the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion less anticipated selling costs. As of year-end 2004, non-performing assets as a percentage of total assets was 1.09% compared to 1.33% as of year-end 2003 and 2.00% as of year-end 2002. The following table summarizes mortgages that we own, including mortgages held for long-term investment and mortgages held-for-sale, that were non-performing for the periods indicated (in thousands):

	As of December 31,
	2004	2003	2002
90 or more days delinquent, foreclosures and delinquent bankruptcies	$241,418	$124,140	$119,498
Other real estate owned	18,277	16,229	11,116

Total non-performing assets	$259,695	$140,369	$130,614

Prepayment Risk. During 2004, 73% of Alt-A mortgages acquired by the long-term investment operations from the mortgage operations 2004 had prepayment penalty features ranging from six-months to five years and, as of December 31, 2004, 76% of mortgages held as CMO collateral had prepayment penalties. As of December 31, 2004, the twelve-month CPR of mortgages held as CMO collateral was 29% as compared to a 28% twelve-month CPR as of December 31, 2003 and a 25% twelve-month CPR as of December 31, 2002. CPR increased during 2004 as compared to 2003 even as short-term interest rates rose 125 basis points and resulted in an increase in amortization of premiums during the fourth quarter of 2004. Prepayment penalties are charged to borrowers for mortgages that are repaid early and recorded as interest income on our consolidated financial statements. Interest income from prepayment penalties helps offset additional amortization of loan premiums and securitization costs. During 2004 prepayment penalties received from borrowers was recorded as interest income and increased the yield on average mortgage assets by 6 basis points, as previously discussed, and offset the effect of increased amortization of premiums and securitization costs by approximately 45%.

Liquidity Risk. We employ a leveraging strategy to increase assets by financing our long-term mortgage portfolio primarily with CMO borrowings, reverse repurchase agreements and capital and then using cash proceeds to acquire additional mortgage assets. We retain ARMs and FRMs that are acquired and originated from the mortgage operations and finance the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements. After accumulating a pool of mortgages, generally between $200 million and $2.5 billion, we securitize the mortgages in the form of CMOs. Our strategy is to securitize our mortgages every 15 to 45 days in order to reduce the accumulation period that mortgages are outstanding on short-term warehouse or reverse repurchase facilities, which reduces our exposure to margin calls on these facilities. CMO borrowings are classes of bonds that are sold to investors of mortgage-backed securities and as such are not subject to margin calls. In addition, CMOs generally require a smaller initial cash investment as a percentage of mortgages financed than does interim warehouse and reverse repurchase financing. For additional information regarding financing refer to Item 1. “—Financing.”

Because of the historically favorable loss rates of our Alt-A mortgages, we have received favorable credit ratings on our CMO borrowings from credit rating agencies, which has increased the percentage of bonds issued and reduced our required initial capital investment. The ratio of total assets to total equity, or “leverage ratio,” was 22.81 to 1 as of December 31, 2004 as compared to 22.35 to 1 as of prior year-end. This use of leverage at these historical levels allows us to grow our balance sheet by efficiently using available capital. We continually monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to “—Liquidity and Capital Resources.”

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

Acquisition and origination of mortgages. During 2004 the mortgage operations acquired $22.2 billion of primarily Alt-A mortgages, of which $16.9 billion was retained for long-term investment. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages frequently. Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated and initial capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided. The mortgage operations paid weighted average premiums of 2.29% on the principal balance of Alt-A mortgages acquired during 2004, which were financed with warehouse borrowings at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgages.

When we finance mortgages with long-term CMO borrowings, we repay short-term warehouse financing and recoup our 2% to 10% haircut. Then, depending on credit ratings from national credit rating agencies on our CMOs, we are generally required to provide an initial capital investment of 0.50% to 1% of the principal balance of mortgages securing CMO financing. Therefore, our initial total capital investment in CMOs range from approximately 3% to 5% of the principal balance of mortgages, depending on premiums paid upon acquisition of mortgages, costs paid for completion of CMOs, costs to acquire derivatives and initial capital investment in CMOs required to achieve desired credit ratings.

In addition, the long-term investment operations originated $458.5 million of multi-family mortgages which were initially financed with short-term warehouse financing that generally requires a 3% to 10% haircut. Multi-family mortgages are either sold as whole loan sales or are financed with CMO borrowings at lower haircut requirements than warehouse financing.

Provide short-term warehouse advances to affiliates and non-affiliates. We utilize uncommitted and committed warehouse facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations.

The warehouse lending operations provides short-term financing to non-affiliated clients from the closing of mortgages to their sale or other settlement with investors, including the mortgage operations. The warehouse lending operations generally finances between 95% and 98% of the fair market value of mortgages, which equates to a haircut requirement of between 2% and 5%, at one-month LIBOR plus a spread. As of December 31, 2004, the warehouse lending operations had $738.7 million of approved warehouse lines available to non-affiliated clients, of which $471.8 million was outstanding.

Our ability to meet liquidity requirements and the financing needs of our customers is subject to the renewal of our credit and repurchase facilities or obtaining other sources of financing, if required, including additional debt or equity from time to time. Any decision our lenders or investors make to provide available financing to us in the future will depend upon a number of factors, including:

•	our compliance with the terms of our existing credit arrangements;

•	our ability to provide audited financial statements;

•	our financial performance;

•	industry and market trends in our various businesses;

•	the general availability of and rates applicable to financing and investments;

•	our lenders or investors resources and policies concerning loans and investments; and

•	the relative attractiveness of alternative investment or lending opportunities.

Pay common and preferred stock dividends. We paid common stock dividends of $202.7 million and preferred stock dividends of $3.8 million during 2004, which we generated from our operating activities. We are required to distribute a minimum of 90% of our taxable income to our common stockholders in order to maintain our REIT status. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We paid total regular cash dividends of $2.90 per common share in 2004 which met taxable income distribution requirements for the year. See “Issuance of Preferred Stock” for a discussion of the terms of our outstanding series of preferred stock.

Because the mortgage operations is seeking to retain earnings to fund future growth of our mortgage operations business, the board of directors may decide that the mortgage operations should decrease or cease making dividend distributions in the future. This would materially reduce the amount of our taxable income and in turn, would reduce the amount we would be required to distribute as dividends.

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

CMO borrowings and reverse repurchase agreements. We use CMO borrowings and reverse repurchase agreements to fund substantially all of our warehouse financing to affiliates and non-affiliated clients and the acquisition and origination of mortgages for long-term investment. As we accumulate mortgages, we finance the acquisition of mortgages primarily with reverse repurchase agreements with third party lenders. We primarily use uncommitted and, to a lesser extent, committed repurchase facilities with major investment banks to finance substantially all warehouse financing, as needed. During 2004 we added $1.1 billion of new uncommitted and committed warehouse facilities to finance the acquisition and origination of mortgages. The new warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These reverse repurchase agreements may have certain covenant tests which we continue to satisfy. Furthermore, our agreements require that we provide audited financial statements within 90 to 120 days of year end. We have received from our lenders waivers of this provision and, in some cases, extensions of the delivery deadlines. However, if we are unable to provide audited financial statements during any extended deadline or fail to obtain any further waivers from our lenders, then we will be in default under those applicable agreements and repayments of our borrowings may be immediately accelerated.

As of December 31, 2004, the warehouse lending operations had a total of $3.4 billion of reverse repurchase facilities. Committed facilities comprised $525.0 million of the total available facilities with uncommitted facilities totaling $2.8 billion. In addition, from time to time during 2004, we utilized term repurchase financing provided to us by an underwriter of some of our securitizations at interest rates similar to our other repurchase facilities. These transactions allow us to remove mortgages from our current reverse repurchase facilities for periods immediately prior to the settlement of securitizations and at rates that are at times more favorable than on our reverse repurchase facilities.

We expect to continue to use short-term warehouse facilities to fund the acquisition and origination of mortgages. If we cannot renew or replace maturing borrowings, we may be forced to sell, on a whole loan basis, the mortgages securing these facilities, which, depending upon market conditions may result in substantial losses. Additionally, if for any reason the market value of our mortgages securing warehouse facilities decline, our lenders may require us to provide them with additional equity or collateral to secure our borrowings, which may require us to sell mortgages at substantial losses.

In order to mitigate the liquidity risk associated with reverse repurchase agreements, we attempt to sell or securitize our mortgages between 15 to 45 days from acquisition or origination. Although securitizing mortgages more frequently adds operating and securitization costs, we believe the added cost is offset as liquidity is provided more frequently with less interest rate and price volatility, as the accumulation and holding period of mortgages is shortened. When we have accumulated a sufficient amount of mortgages, generally between $200 million and $2.5 billion, we create CMOs and convert short-term advances under reverse repurchase agreements to long-term CMO borrowings. The use of CMO borrowings provides the following benefits:

•	allows us to lock in our financing cost over the life of the mortgages securing the CMO borrowings; and

•	eliminates margin calls on the borrowings that are converted from reverse repurchase agreements to CMO borrowings.

During 2004, we completed $17.7 billion of CMOs, of which $17.1 billion were adjustable rate CMO borrowings and $599.0 million were fixed rate CMO borrowings to provide long-term financing for the retention of $16.9 billion of primarily Alt-A mortgages and the origination of $458.5 million of multi-family mortgages. Additionally, restricted cash of $253.4 million, which primarily consists of cash deposits in a CMO securitization trust, was subsequently used to finance the remaining mortgage loan collateral. Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A and multi-family mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as CMO collateral, which means that we have to provide less investment upon initial securitization of our mortgage loans in the form CMOs. Capital investment in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies. Total credit loss exposure is limited to the capital invested in the CMOs at any point in time.

For additional information regarding reverse repurchase agreements and CMO borrowings refer to Item 1. “—Financing,” “Note G—Reverse Repurchase Agreements” and “Note H—CMO Borrowings” in the accompanying notes to the consolidated financial statements.

Excess cash flows from our long-term mortgage portfolio. We receive excess cash flows on mortgages held as CMO collateral after distributions are made to investors on CMO borrowings to the extent cash or other collateral required to maintain desired credit ratings on the CMOs is fulfilled and can be used to provide funding for some of the long-term investment operations’ activities. Excess cash flows represent the difference between principal and interest payments on the underlying mortgages less the following:

•	interest paid on CMO borrowings;

•	pro-rata early principal prepayments paid on CMO borrowings;

•	servicing and master servicing fees paid;

•	premiums paid to mortgage insurers; and

•	actual losses, net of any gains incurred upon disposition of other real estate owned or acquired in settlement of defaulted mortgages.

Sale and securitization of mortgages. When the mortgage operations accumulate a sufficient amount of mortgages, generally between $100 million and $300 million, that are intended to be deposited into a CMO, it sells the mortgages to the long-term investment operations. When selling mortgages on a whole loan basis, the mortgage operations will accumulate generally between $50 million and $200 million of mortgages and enter into sales transactions with third party investors on a monthly basis. When the mortgage operations enter into a REMIC securitization, it generally accumulates between $200 million and $2.0 billion of mortgages and sells these loans on a monthly basis.

The mortgage operations sold $16.9 billion of mortgages to the long-term investment operations during 2004, sold $3.7 billion of mortgages as whole loan sales and $1.6 billion was securitized as REMICs. The mortgage operations sold mortgage servicing rights on substantially all mortgages sold in 2004. The sale of mortgage servicing rights generate cash gains which can be used to acquire and originate additional mortgage assets.

In order to mitigate interest rate and market risk, the mortgage operations attempts to sell and securitize mortgages between 15 and 45 days from acquisition and origination. Since we rely significantly upon sales and securitizations to generate cash proceeds to repay reverse repurchase borrowings and to create credit availability, any disruption in our ability to complete sales and securitizations may require us to utilize other sources of financing, which, if available at all, may be on unfavorable terms. In addition, delays in closing sales and securitizations of our mortgages increase our risk by exposing us to credit and interest rate risk for this extended period of time.

Cash proceeds from the issuance of securities. We raised $366.3 million in net proceeds from the issuance of 18.4 million new shares of common stock and $152.2 million in net proceeds from the issuance of 6.3 million new shares of preferred stock during 2004.

Cash Flows

Operating Activities - Net cash (used in) provided by operating activities was $(179.4) million for 2004 as compared to $166.1 million for 2003 and $(191.4) million for 2002. For 2004, net change in restricted cash of $(253.0) million and purchase of mortgages, net of loan sales, of $(175.2) million were primarily used in operating activities. Funds used in operating activities during 2004 was partially offset by net earnings of $257.6 million. For 2003, loan sales, net of loan purchases, of $88.3 million and net earnings of $149.0 million were provided by operating activities. For 2002, net change in investment in and advances to IFC of $(301.8) million were used in operating activities which was partially offset by net earnings of $40.3 million.

Investing Activities - Net cash used in investing activities was $12.6 billion for 2004 as compared to $4.0 billion for 2003 and $3.4 billion for 2002. For 2004, 2003 and 2002, net cash of $12.8 billion, $4.1 billion and $3.0 billion, respectively, was used in investing activities to acquire mortgages, net of principal repayments, for long-term investment.

Financing Activities - Net cash provided by financing activities was $13.0 billion for 2004 as compared to $3.9 billion for 2003 and $3.6 billion for 2002. For 2004, 2003 and 2002, net cash flows of $12.7 billion, $3.4 billion and $2.9 billion, respectively, were provided by financing activities as a result of CMO financing, net of principal repayments.

Inflation

The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations during each of 2002, 2003 and 2004. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgages and a borrower’s ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect our yield and subsequently the value of our portfolio of mortgage assets.

Off-Balance Sheet Arrangements

On July 1, 2003, IMH acquired the assets and liabilities of IFC as IMH purchased 100% of the outstanding shares of voting common stock of IFC, which represented 1% of the economic interest in IFC. Prior to the July 1, 2003, IFC was a non-consolidating entity of IMH and was accounted for using the equity method of accounting by virtue of IMH’s ownership of 100% of the outstanding non-voting preferred stock of IFC, which represented 99% of the economic interest in IFC. As a result of the acquisition, IMH began to consolidate IFC as of that date. We do not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and “Note O - Derivative Instruments” in the accompanying notes to the consolidated financial statements for detail regarding off-balance sheet arrangements of consolidated entities.

Contractual Obligations

As of December 31, 2004, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
CMO borrowings (1)	$21,260,630	$5,735,344	$11,209,965	$2,846,158	$1,469,163
Reverse repurchase agreements	1,527,558	1,527,558	—	—	—
Rate locked mortgage pipeline	1,959,919	1,959,919	—	—	—
Premises operating lease agreements	11,178	3,454	6,309	1,415	—

Total Contractual Obligations	$24,759,285	$9,226,275	$11,216,274	$2,847,573	$1,469,163

(1)	Payments on CMO borrowings are based on anticipated receipts of principal on underlying mortgage loan collateral using expected prepayment rates. If actual mortgage prepayment rates differ from our estimates, the payment amounts will vary from the reported amounts.

For additional information regarding our commitments refer to “Note H—CMO Borrowings” and “Note N—Commitments and Contingencies” in the accompanying notes to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General Overview

Although we manage credit, prepayment and liquidity risk in the normal course of business, we consider interest rate risk to be a significant market risk, which could potentially have the largest material impact on our financial condition and results of operations. Since a significant portion of our revenues and earnings are derived from net interest income, we strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. When interest rates fluctuate, profitability can be adversely affected by changes in the fair market value of our assets and liabilities and by the interest spread earned on interest-earning assets and interest-bearing liabilities. We derive income from the differential spread between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Any change in interest rates affects income received and income paid from assets and liabilities in varying and typically in unequal amounts. Changing interest rates may compress or widen our interest rate margins and affect overall earnings.

Interest rate risk management is the responsibility of ALCO, which reports results of interest rate risk analysis to the board of directors on a quarterly basis. ALCO establishes policies that monitor and coordinate sources, uses and pricing of funds. ALCO also attempts to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. In addition, various modeling techniques are used to value interest sensitive mortgage-backed securities, including interest-only securities. The value of investment securities available-for-sale is determined using a discounted cash flow model using prepayment rate, discount rate and credit loss assumptions. Our investment securities portfolio is available-for-sale, which requires us to perform market valuations of the securities in order to properly record the portfolio. We continually monitor the interest rates of our investment securities portfolio as compared to prevalent interest rates in the market. We do not currently maintain a securities trading portfolio and are not exposed to market risk as it relates to trading activities.

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

We primarily acquire for long-term investment ARMs and hybrid ARMs and, to a lesser extent, FRMs. ARMs are generally subject to periodic and lifetime interest rate caps. This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally six months, or over the life of the mortgage. Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1% per semiannual adjustment. Also, each ARM has a maximum lifetime interest rate cap. Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations. During a period of rapidly increasing or decreasing interest rates, financing costs could increase or decrease at a faster rate than the periodic interest rate adjustments on mortgages would allow, which could affect net interest income. In addition, if market rates were to exceed the maximum interest rate limits of our ARMs, borrowing costs could increase while interest rates on ARMs would remain constant. We also acquire hybrid ARMs that have initial fixed interest rate periods generally ranging from two to seven years which subsequently convert to ARMs. During a rapidly increasing or decreasing interest rate environment financing costs would increase or decrease more rapidly than would interest rates on mortgages, which would remain fixed until their next interest rate adjustment date. In order to provide protection against potential resulting basis risk shortfall on the related liabilities, we purchase derivatives.

We measure the sensitivity of our net interest income to changes in interest rates affecting interest sensitive assets and liabilities using various simulations. These simulations take into consideration changes that may occur in investment and financing strategies, the forward yield curve, interest rate risk management strategies, mortgage prepayment speeds and the volume of mortgage acquisitions and originations. As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets and interest-bearing liabilities and their affect on overall earnings. The simulations assume instantaneous and parallel shifts in interest rates and to what degree those shifts affect net interest income. First, we estimate net interest income along with net cash flows on derivatives for the next twelve months using balance sheet data and the notional amount of derivatives as of December 31, 2004 and 12-month projections of the following primary drivers affecting net interest income:

•	future interest rates using forward yield curves, which are considered market consensus estimates of future interest rates;

•	mortgage acquisition and originations;

•	mortgage prepayment rate assumptions; and

•	forward swap rates.

We refer to the 12-month projection of net interest income along with the 12-month projection of net cash flows on derivatives as the “base case.” For financial reporting purposes, net cash flows on derivative instruments are included in gain (loss) on derivative instruments on the consolidated financial statements. However, for purposes of interest rate risk analysis we include net cash flows on derivatives in our base case simulations as we acquire derivatives to offset the effect that changes in interest rates have on variable borrowing costs, such as CMO and warehouse borrowings. We believe that including net cash flows on derivatives in our interest rate risk analysis presents a more useful simulation of the effect of changing interest rates on net cash flows generated by our long-term mortgage portfolio.

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

In the following table, the down 100 basis point scenario as of December 31, 2004 represents our projection of the net change from base case net interest income, which is derived from assumptions as previously discussed, if market interest rates were to immediately decline by 100 basis points. This means that we reduce interest rates at all data points along our projected forward yield curve by 100 basis points and recalculate our projection of net interest income over the next 12 months. In addition, based on changes in interest rates, or changes in our forward yield curve, our model adjusts mortgage prepayment rates and recalculates amortization of acquisition and securitization costs and net cash receipts or payments on derivates as part of the calculation of net interest income. Thus, if a 100 basis point decline occurred the projected volatility to net interest income is positively impacted through our use of derivatives.

Over the past year, the interest rate risk profile shifted from modestly asset sensitive to modestly liability sensitive. This occurred as part of a deliberate and long-term optimization strategy as mortgages having marginally longer duration than that of CMO borrowings were added to our balance sheet during 2004. Other factors contributing to the shift in the interest rate risk profile include the increase in the overall level of interest rates, the flattening of the yield curve and slower expected prepayment behavior. However, since our estimates are based upon numerous assumptions, actual sensitivity to interest rate changes could vary if actual experience differs from the assumptions used.

The following table estimates the financial impact to base case, including net cash flow from derivatives, from various instantaneous and parallel shifts in interest rates based on both our on-balance sheet structure and off-balance sheet structure, which refers to the notional amount of derivatives that are not recorded on our balance sheet as of December 31, 2004 and 2003 (dollar amounts in millions):

	Changes in base case as of December 31, 2004 (1)
	Excluding net cash flow on derivatives		Net cash flow on derivatives	Including net cash flow on derivatives
	($)	(%)	($)	($)	(%)
Instantaneous and Parallel Change in Interest Rates (2)
Up 300 basis points, or 3% (3)	(380.1)	(132)	328.3	(51.8)	(18)
Up 200 basis points, or 2%	(258.3)	(90)	218.9	(39.4)	(14)
Up 100 basis points, or 1%	(123.2)	(43)	109.4	(13.8)	(5)
Down 100 basis points, or 1%	114.9	40	(109.4)	5.5	2

	Changes in base case as of December 31, 2003 (1)
	Excluding net cash flow on derivatives		Net cash flow on derivatives	Including net cash flow on derivatives
	($)	(%)	($)	($)	(%)
Instantaneous and Parallel Change in Interest Rates (2)
Up 300 basis points, or 3% (3)	(162.3)	(75)	182.6	20.3	12
Up 200 basis points, or 2%	(99.8)	(46)	121.7	21.9	13
Up 100 basis points, or 1%	(44.3)	(20)	60.9	16.6	10
Down 100 basis points, or 1%	57.3	26	(60.7)	(3.4)	(2)

(1)	The dollar and percentage changes represent base case for the next twelve months versus the change in base case using various instantaneous and parallel interest rate change simulations, excluding the effect of amortization of loan discounts to base case.
(2)	Instantaneous and parallel interest rate changes over and under the projected forward yield curve.
(3)	This simulation was added to our analysis as it is relevant in light of the interest rate environment as of December 31, 2004 and the projected forward yield curve for 2004.

The use of derivatives to manage risk associated with changes in interest rates is an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. By using derivatives, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to minimize significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change. We primarily acquire swaps to essentially convert our adjustable rate CMO borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate CMO borrowings, and we pay a fixed interest rate.

The following table presents the extent to which changes in interest rates and changes in the volume of interest rate sensitive assets and interest rate sensitive liabilities have affected interest income and interest expense during the periods indicated. Information is provided on mortgage assets and borrowings on mortgage assets, only, with respect to the following:

•	changes attributable to changes in volume (changes in volume multiplied by prior rate);

•	changes attributable to changes in rate (changes in rate multiplied by prior volume);

•	changes in interest due to both rate and volume; and

•	net change.

	Year Ended December 31, 2004 over 2003
	Volume	Rate	Rate/ Volume	Net Change
	(in thousands)
Increase/(decrease) in:
Subordinated securities collateralized by mortgages	$(432)	$402	$(45)	$(75)
Mortgages held as CMO collateral	367,388	(30,616)	(35,435)	301,337
Mortgages held-for-investment and mortgages held-for-sale	65,717	1,877	3,568	71,162
Finance receivables	(2,424)	(1,666)	139	(3,951)

Change in interest income on mortgage assets	430,249	(30,003)	(31,773)	368,473

CMO borrowings	206,112	(11,801)	(13,963)	180,348
Reverse repurchase agreements	18,681	4,296	2,478	25,455
Borrowings secured by investment securities	(2,316)	—	—	(2,316)

Change in interest expense on borrowings on mortgage assets	222,477	(7,505)	(11,485)	203,487

Change in net interest income on mortgage assets	$207,772	$(22,498)	$(20,288)	$164,986

	Year Ended December 31, 2003 over 2002
	Volume	Rate	Rate/ Volume	Net Change
	(in thousands)
Increase/(decrease) in:
Subordinated securities collateralized by mortgages	$(194)	$2,421	$(252)	$1,975
Mortgages held as CMO collateral	192,017	(38,499)	(36,826)	116,692
Mortgages held-for-investment	30,729	(530)	(2,400)	27,799
Finance receivables	12,259	(1,637)	(1,036)	9,586

Change in interest income on mortgage assets	234,811	(38,245)	(40,514)	156,052

CMO borrowings	98,294	(13,499)	(12,962)	71,833
Reverse repurchase agreements	16,379	(4,473)	(3,107)	8,799
Borrowings secured by investment securities	(1,352)	6,729	(4,913)	464

Change in interest expense on borrowings on mortgage assets	113,321	(11,243)	(20,982)	81,096

Change in net interest income on mortgage assets	$121,490	$(27,002)	$(19,532)	$74,956

ITEM 8. UNAUDITED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to Impac Mortgage Holdings, Inc.’s Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Form 10-K. Please refer to the discussion under Part I. Item 1. “—Use of Unaudited Financial Statements” for additional information regarding the inclusion and use of unaudited financial statements in this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include processes to accumulate and communicate relevant information to management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosures.

As of December 31, 2004, our CEO and CFO, with the participation of other management of the Company, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act, and based upon that evaluation, our CEO and CFO concluded that they believe that these disclosure controls and procedures were not effective as a result of the identification of material weaknesses, which are further discussed, under Management’s Report on Internal Control Over Financial Reporting, below.

Management’s Report on Internal Control over Financial Reporting

Introduction

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation.

Management’s Assessment

As of December 31, 2004, management is required to conduct an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management expects that the Company’s internal control over financial reporting as of December 31, 2004 will not be effective as a result of the identification of the material weaknesses described below.

A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements, that is more than inconsequential, will not be prevented or detected.

The time and resources we committed to the restatement of certain financial statements during 2004 delayed our internal timetable with respect to our documentation, assessment and evaluation of internal control over financial reporting. Due in large part to the foregoing, management’s assessment of the effectiveness of our internal control over financial reporting was substantially delayed, thereby delaying the performance by KPMG LLP, our independent registered public accounting firm, of its audit of management’s assessment of the effectiveness of internal control over financial reporting. As a result, such audit and management’s report on internal control over financial reporting are not yet complete. We cannot assure you that additional material weaknesses or significant deficiencies will not be identified, or that any deficiencies identified, either alone or in combination with others, will not be considered additional material weaknesses.

Material Weaknesses

The Company’s management has identified the following material weaknesses in the Company’s internal control over financial reporting:

1)	The Company’s internal controls intended to ensure the proper accounting for complex transactions were not designed or operating effectively as of December 31, 2004. Complex transactions include, but are not limited to, the transfer of financial assets, derivatives and hedging and income taxes. Specifically, the Company does not have an adequate number of personnel in the accounting and finance departments with an appropriate level of skills and expertise to ensure that the accounting for such transactions in the financial statements are in accordance with generally accepted accounting principles. Such personnel related matters preclude the Company from conducting the necessary evaluation, performance and monitoring of the relevant controls and procedures as part of the financial reporting process. As a result of these ineffective controls, the Company restated its financial statements to correct certain accounting errors for the years ended December 31, 2003, 2002 and 2001, and the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2004 and 2003 and the three and nine months ended September 30, 2003.

2)	The Company’s internal controls intended to ensure adequate access and change control over end-user computing spreadsheets were not designed properly as of December 31, 2004. In addition, the information technology general controls related to access and program change were deficient as of year end, resulting in a potential lack of reliability and integrity of the financial information used in these spreadsheets. As a result, although no actual misstatement has been identified, there is a more than remote likelihood that financial statements and related footnote disclosures could be materially misstated.

Auditor Reports

KPMG LLP’s audit report on management’s assessment of our internal control over financial reporting is not provided with this annual report. Upon completion of our assessment of the effectiveness of internal control over financial reporting and the receipt of KPMG LLP’s audit report on our internal control over financial reporting and its audit report on our financial statements, we will file an amended annual report on Form 10-K/A to include such reports and our audited financial statements for the year ended December 31, 2004. We cannot assure you that KPMG LLP’s report will express an unqualified opinion on management’s assessment of the effectiveness of its internal control over financial reporting, and we expect KPMG LLP’s report to include an adverse opinion on the effectiveness of our internal control over financial reporting based on the previously discussed material weaknesses.

Changes in Internal Control Over Financial Reporting

In connection with the restatement of our consolidated financial statements last year, we noted certain matters involving internal controls and operations that we considered to be a material weakness. We needed to improve the evaluation and documentation of accounting policies and procedures for complex transactions, such as transfers of financial assets, derivatives and hedge accounting and allowance for credit losses. We did not have a sufficient amount or type of staff in the financial reporting and accounting departments, at the time of the restatement. Furthermore, we noted significant deficiencies in that our internal audit function did not provide an adequate or effective monitoring of our controls. Further, we needed to evaluate whether we have appropriate internal resources to manage and monitor work performed by our outsourced tax compliance function.

As a result of the findings described above and in addition to our obligations and findings under Section 404 of the Sarbanes-Oxley Act of 2002, during 2004, including during the fourth quarter of 2004, we began implementing the following actions to address the two identified material weaknesses:

•	we reviewed the material weaknesses with our Audit Committee and senior management;

•	as part of our new internal control procedures, we enhanced our documentation of critical accounting policies;

•	we hired outside consultants to assist our internal audit group in documenting our accounting and business processes and identifying areas that require control or process improvement;

•	we established new internal control processes based on discussions with our consultants and our own management team seeking to remedy any deficiencies;

•	in June 2004, we hired a Director of Internal Audit whose primary responsibilities are to monitor our system of internal controls and, in addition, to oversee the establishment of formal policies and procedures throughout our organization;

•	we have instituted new control procedures around our quarterly reporting processes for accounting for significant or complex transactions, which are discussed and documented, reviewed with our Audit Committee, formally approved by our management and given timely effect in our books and records;

•	in October 2004, we hired a Controller;

•	in November 2004, we began hiring additional personnel, totaling six additional staff as of the current date, to support the internal audit department in their primary responsibilities, as discussed above;

•	we have hired additional resources in the accounting and finance areas, including a Vice President – Compliance, with expertise in technical accounting, SEC reporting and the design and assessment of internal controls over financial reporting; and

•	we began implementation of policies and procedures with respect to authorization and monitoring of user access and with respect to the authorization and documentation requirements for program changes in order to ensure the effectiveness of these IT general controls.

Subsequent to December 31, 2004, we have also taken the following actions:

•	effective February 2005, we appointed Gretchen Verdugo, a current executive officer of IMH, as Executive Vice President, Chief Accounting Officer;

•	in March 2005, we hired a Tax Manager to assist the Company in planning and managing the Company’s outside tax professionals; and

•	we are evaluating and plan to implement an automated end-user computing tool to ensure proper access and data integrity and to address the material weakness related to end-user computing spreadsheets we utilized for the aggregation, analysis and reporting of data.

We believe that our disclosure controls and procedures, including our internal control over financial reporting, have improved since year-end due to the scrutiny of such matters by our management and Audit Committee and the changes described above. We believe we have hired a sufficient amount and type of staff in the accounting and finance departments and we may make additional changes in the future, as we deem necessary. The Company believes that as of December 31, 2004 a sufficient amount of time has not passed since the implementation of remediation efforts pertaining to personnel related matters to address the design and operating effectiveness of the relevant controls. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.’s 2004 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.’s 2004 fiscal year.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.’s 2004 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.’s 2004 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.’s 2004 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	All financial statements and schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements at page F-1, or otherwise included in this Form 10-K.

(a)(3)	Exhibits

Exhibit Number	Description
3.1	Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(c)	Articles of Amendment for change of name to Charter of the Registrant (incorporated by reference to exhibit number 3.1(a) of the Registrant’s Current Report on Form 8-K, filed February 11, 1998).

3.1(d)	Articles Supplementary and Certificate of Correction for Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1(d) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(e)

Articles Supplementary for Series B 10.5% Cumulative Convertible Preferred Stock of the Registrant

(incorporated by reference to exhibit 3.1b of the Registrant’s Current Report on Form 8-K, filed December 23, 1998).

3.1(f)	Articles Supplementary for Series C 10.5% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1(g)	Certificate of Correction for Series C Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1(h)	Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on July 12, 2002, reclassifying Series C Preferred Stock of the Registrant (incorporated by reference to exhibit 9 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1(i)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on July 17, 2002, increasing authorized shares of Common Stock of the Registrant (incorporated by reference to exhibit 10 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1(j)	Resolution to Change Principal Officer or Resident Agent, filed with the State Department of Assessments and Taxation of Maryland on September 11, 2002 (previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 21, 2003).

3.1(k)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on June 22, 2004, amending and restating Article VII of the Registrant’s Charter (incorporated by reference to exhibit 7 of the Registrant’s Form 8-A/A, Amendment No. 1, filed June 30, 2004).

3.1(l)	Articles Supplementary designating the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on May 26, 2004 (incorporated by reference to exhibit 3.8 of the Registrant’s Form 8-A/A, Amendment No. 1, filed June 30, 2004).

3.1(m)	Articles Supplementary designating the Company’s 9.125% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on November 18, 2004 (incorporated by reference to exhibit 3.10 of the Registrant’s Form 8-A filed November 19, 2004).

3.2	Bylaws of the Registrant, as amended and restated (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

3.2(a)	Amendment to Bylaws of the Registrant (incorporated by reference to exhibit 3.2(a) of the Registrant’s Registration Statement of Form S-3 (File No. 333-111517) filed with the Securities and Exchange Commission on December 23, 2003).

4.1	Form of Stock Certificate of the Company (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

4.2	Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on October 14, 1998).

4.2(a)	Amendment No. 1 to Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2(a) of the Registrant’s Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on December 23, 1998).

4.3	Specimen Certificate representing the 9.375% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A, filed with the Securities and Exchange Commission May 27, 2004).

4.4	Specimen Certificate representing the 9.125% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A, filed with the Securities and Exchange Commission November 19, 2004).

10.1	1995 Stock Option, Deferred Stock and Restricted Stock Plan, as amended and restated (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

10.2(a)	Form of 2002 Indemnification Agreement between the Registrant and its Directors and Officers (incorporated by reference to exhibit 10.1(a) of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.2(b)	Schedule of each officer and director that is a party to an Indemnification Agreement (incorporated by reference to exhibit 10.1(b) of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.3	Form of Loan Purchase and Administrative Services Agreement between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7,1995).

10.4	Servicing Agreement effective November 11, 1995 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.14 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-04011), filed with the Securities and Exchange Commission on May 17, 1996).

10.5*	Impac Mortgage Holdings, Inc. 1996 Stock Option Loan Plan (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 1996).

10.6	Lease dated June 1, 1998 regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit 10.17 of the Registrant’s 10-K for the year ended December 31, 1998).

10.6(a)	Second Amendment to Lease dated October 1, 1999 between The Realty Associates Fund V, L.P., the Registrant and Impac Funding Corporation regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit number 10.4(d) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Office Lease, First Amendment to Office Lease, and Assignment, Assumption and Consent to Assignment of Lease with Property California OB One Corporation and Assignment to Impac Funding Corporation regarding 15050 Avenue of Science Suite 210 San Diego California. (incorporated by reference to exhibit number 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.8	Lease dated March 4, 2005 regarding 19500 Jamboree Road, Newport Beach California.

10.9*	Employment Agreement between Impac Funding Corporation and Ronald M. Morrison dated September 1, 2001 (incorporated by reference to exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	Note dated June 30, 1999 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.10(b)	Amendment to Note dated June 30, 1999 between the Registrant and Impac Funding Corporation. (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.11*	Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed with the SEC on April 30, 2001).

10.11(a)*	Amendment to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 4.1(a) of the Registrant’s Form S-8 filed with the SEC on March 1, 2002).

10.11(b)*	Amendment No. 2 to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.10(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11(c)*	Form of Stock Option Agreement for 2001 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.12*	The Impac Companies Deferred Compensation Plan (incorporated by reference to exhibit 10.17 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.13	Equity Distribution Agreement, dated May 5, 2003, between Impac Mortgage Holdings, Inc. and UBS Warburg LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed May 7, 2003).

10.13(a)	Letter Agreement to Equity Distribution Agreement, dated June 10, 2003, between Impac Mortgage Holdings, Inc. and UBS Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed June 12, 2003).

10.14*	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.14(a)*	Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed September 15, 2004).

10.15*	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.15(a)*	Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed September 15, 2004).

10.16*	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Richard J. Johnson (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.16(a)*	Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and Richard J. Johnson (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed September 15, 2004).

10.17	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Joseph R. Tomkinson (incorporated by reference to exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.18	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of William S. Ashmore (incorporated by reference to exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.19	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Richard J. Johnson (incorporated by reference to exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.20	Stock Purchase Agreement, dated July 1, 2003, among Impac Mortgage Holdings, Inc, Joseph R. Tomkinson, William S. Ashmore, and Johnson Revocable Living Trust (incorporated by reference to exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.21	Underwriting Agreement, dated December 17, 2003, by and among Impac Mortgage Holdings, Inc., JMP Securities LLC and Sandler O’Neill & Partners, L.P. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed December 18, 2003).

10.22	Underwriting Agreement, dated February 5, 2004, by and among Impac Mortgage Holdings, Inc., UBS Securities LLC, Friedman, Billings, Ramsey & Co., Inc., Sandler O’Neill & Partners, L.P. and JMP Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed February 6, 2004).

10.23	Underwriting Agreement, dated May 7, 2004, by and among Impac Mortgage Holdings, Inc., UBS Securities LLC, RBC Capital Markets Corporation and Roth Capital Partners LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 10, 2004).

10.24	Equity Distribution Agreement, dated May 12, 2004, between Impac Mortgage Holdings, Inc. and UBS Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 13, 2004).

10.25	Underwriting Agreement, dated May 25, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC, RBC Dain Rauscher Inc., Advest, Inc., and Flagstone Securities, LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2004).

10.26	Underwriting Agreement, dated May 25, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC, RBC Dain Rauscher Inc., Advest, Inc., and Flagstone Securities, LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2004).

10.27	Impac Companies 401(k) Savings Plan (formerly known as the Impac Funding Corporation 401(k) Profit Sharing Plan) (incorporated by reference to exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-117070) filed July 1, 2004).

10.28	Underwriting Agreement, dated November 18, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, and RBC Dain Rauscher Inc. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed November 19, 2004).

10.29	Underwriting Agreement, dated November 18, 2004, by and between Impac Mortgage Holdings, Inc., and UBS Securities LLC, Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., and JMP Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed November 19, 2004).

10.30*	Letter from Impac Funding Corporation to Gretchen Verdugo regarding proposed Compensation Agreement Terms.

21.1	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

23.1†	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	This Annual Report on Form 10-K for the year ended December 31, 2004 does not include the audit reports of KPMG LLP relating to the consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting. Upon receipt from KPMG LLP, such audit reports will be filed in an amendment on Form 10-K/A and the consent of KPMG LLP will be filed as an exhibit thereto.

*	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 31st day of March 2005.

IMPAC MORTGAGE HOLDINGS, INC.

by	/s/ JOSEPH R. TOMKINSON
Joseph R. Tomkinson
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph R. Tomkinson Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ Richard J. Johnson Richard J. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2005

/s/ William S. Ashmore William S. Ashmore	President and Director	March 31, 2005

/s/ Todd R. Taylor Todd R. Taylor	Senior Vice President and Controller	March 31, 2005

/s/ James Walsh James Walsh	Director	March 31, 2005

/s/ Frank P. Filipps Frank P. Filipps	Director	March 31, 2005

/s/ Stephan R. Peers Stephan R. Peers	Director	March 31, 2005

/s/ William E. Rose William E. Rose	Director	March 31, 2005

/s/ Leigh J. Abrams Leigh J. Abrams	Director	March 31, 2005

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

The consolidated financial statements as of and for the year ended December 31, 2004 are unaudited and the consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 have been derived from the audited financial statements for such periods.

The following consolidated financial statements do not include an audit report of KPMG LLP. Because no independent registered public accounting firm has opined that the unaudited consolidated financial statements included in this annual report present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in stockholders’ equity for the year ended December 31, 2004 reported in accordance with generally accepted accounting principles in the United States of America, or “GAAP,” such statements could be subject to change or the financial information included therein may be materially different from audited financial information. There can be no assurance that such changes or differences would not be significant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Unaudited Financial Statements” for a further discussion.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

	At December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$324,351	$125,153
Restricted cash	253,360	322
CMO collateral	21,308,906	8,644,079
Mortgages held-for-investment	586,686	652,814
Finance receivables	471,820	630,030
Allowance for loan losses	(63,955)	(38,596)
Mortgages held-for-sale	587,745	397,618
Accrued interest receivable	97,617	39,347
Other assets	249,237	127,190

Total assets	$23,815,767	$10,577,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
CMO borrowings	$21,206,373	$8,489,853
Reverse repurchase agreements	1,527,558	1,568,807
Other liabilities	37,761	46,510

Total liabilities	22,771,692	10,105,170

Commitments and contingencies

Stockholders’ equity:
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding as of December 31, 2004 and 2003	—	—
Series B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized; 2,000,000 shares and none issued and outstanding as of December 31, 2004 and 2003, respectively	20	—
Series C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $107,500; 5,500,000 shares authorized; 4,300,000 shares and none issued and outstanding as of December 31, 2004 and 2003, respectively	43	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,153,926 and 56,368,368 shares issued and outstanding as of December 31, 2004 and 2003, respectively	752	564
Additional paid-in capital	1,152,861	629,662
Accumulated other comprehensive income	979	4,356
Net accumulated deficit:
Cumulative dividends declared	(513,453)	(307,031)
Retained earnings	402,873	145,236

Net accumulated deficit	(110,580)	(161,795)

Total stockholders’ equity	1,044,075	472,787

Total liabilities and stockholders’ equity	$23,815,767	$10,577,957

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS

(in thousands, except per share data)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

	For the year ended December 31,
	2004	2003	2002
INTEREST INCOME:
Mortgage assets	$753,295	$384,822	$228,770
Other assets	2,321	894	1,497

Total interest income	755,616	385,716	230,267

INTEREST EXPENSE:
CMO borrowings	354,547	174,199	102,366
Reverse repurchase agreements	57,837	32,382	23,583
Other liabilities	149	2,428	1,852

Total interest expense	412,533	209,009	127,801

Net interest income	343,083	176,707	102,466
Provision for loan losses	30,927	24,853	19,848

Net interest income after provision for loan losses	312,156	151,854	82,618

NON-INTEREST INCOME:
Gain on sale of loans	25,134	39,022	—
Other income	10,948	9,995	2,864
Gain (loss) on derivative instruments	4,694	(16,021)	(50,502)
Equity in net earnings of Impac Funding Corporation	—	11,537	11,299

Total non-interest income	40,776	44,533	(36,339)

NON-INTEREST EXPENSE:
Personnel expense	60,420	25,250	1,856
General and administrative and other expense	17,097	7,660	985
Amortization of deferred tax charge	16,212	5,658	—
Professional services	4,374	4,785	1,389
Equipment expense	3,689	1,608	186
Occupancy expense	3,658	1,560	161
Data processing expense	3,608	1,829	162
Amortization and impairment of mortgage servicing rights	2,063	1,290	—
Impairment on investment securities available-for-sale	1,120	298	1,039
Provision for repurchases	405	1,499	—
(Gain) loss on sale of other real estate owned	(3,901)	(2,632)	154

Total non-interest expense	108,745	48,805	5,932

Net earnings before income taxes	244,187	147,582	40,347
Income tax benefit	(13,450)	(1,397)	—

Net earnings	257,637	148,979	40,347
Less: Cash dividends on cumulative redeemable preferred stock	(3,750)	—	—

Net earnings available to common stockholders	$253,887	$148,979	$40,347

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS—(continued)

(in thousands, except per share data)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

	For the year ended December 31,
	2004	2003	2002
Net earnings	$257,637	$148,979	$40,347
Other comprehensive earnings:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during year	71	2,272	389
Less: Reclassification of losses (gains) included in earnings	(3,448)	(6,387)	(112)

Net unrealized gains (losses) arising during year	(3,377)	(4,115)	277

Comprehensive earnings	$254,260	$144,864	$40,624

Net earnings per share:
Net earnings per share—basic	$3.79	$2.94	$1.01

Net earnings per share—diluted	$3.72	$2.88	$0.99

Dividends declared per common share	$2.90	$2.05	$1.76

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollar amounts in thousands, except share data)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

	Number of Preferred Shares Outstanding	Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Notes Receivable Common Stock Sales	Cumulative Dividends Declared	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance, December 31, 2001	—	$—	32,001,997	$320	$359,279	$8,194	$(920)	$(126,952)	$(44,090)	$195,831
Dividends declared ($1.76 per common share)	—	—	—	—	—	—	—	(74,002)	—	(74,002)
Common stock offering	—	—	11,197,000	112	98,004	—	—	—	—	98,116
Proceeds from exercise of stock options	—	—	150,824	1	992	—	—	—	—	993
Sale of stock via structured equity shelf	—	—	1,970,696	20	21,023	—	—	—	—	21,043
Advances on notes receivable from common stock sales	—	—	—	—	—	—	920	—	—	920
Net earnings, 2002	—	—	—	—	—	—	—	—	40,347	40,347
Other comprehensive gain	—	—	—	—	—	277	—	—	—	277

Balance, December 31, 2002	—	—	45,320,517	453	479,298	8,471	—	(200,954)	(3,743)	283,525

Dividends declared ($2.05 per common share)	—	—	—	—	—	—	—	(106,077)	—	(106,077)
Common stock offering	—	—	5,750,000	58	76,692	—	—	—	—	76,750
Proceeds from exercise of stock options	—	—	520,978	5	4,549	—	—	—	—	4,554
Sale of stock via equity distribution agreement.	—	—	4,769,186	48	68,998	—	—	—	—	69,046
Issuance of shares for the purchase of Impac Funding Corp.	—	—	7,687	—	125	—	—	—	—	125
Net earnings, 2003	—	—	—	—	—	—	—	—	148,979	148,979
Other comprehensive loss	—	—	—	—	—	(4,115)	—	—	—	(4,115)

Balance, December 31, 2003	—	—	56,368,368	564	$629,662	4,356	—	(307,031)	145,236	472,787

Dividends declared ($2.90 per common share)	—	—	—	—	—	—	—	(202,672)	—	(202,672)
Dividends declared on preferred shares	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Series B and C preferred stock offering	6,300,000	63	—	—	152,186	—	—	—	—	152,249
Common stock offering	—	—	11,787,500	118	232,474	—	—	—	—	232,592
Proceeds and tax benefit from exercise of stock options	—	—	345,893	3	4,934	—	—	—	—	4,937
Sale of stock via equity distribution agreement.	—	—	6,652,165	67	133,605	—	—	—	—	133,672
Net earnings, 2004	—	—	—	—	—	—	—	—	257,637	257,637
Other comprehensive loss	—	—	—	—	—	(3,377)	—	—	—	(3,377)

Balance, December 31, 2004	6,300,000	$63	75,153,926	$752	$1,152,861	$979	$—	$(513,453)	$402,873	$1,044,075

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

	For the year ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$257,637	$148,979	$40,347
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in net earnings of Impac Funding Corporation	—	(11,537)	(11,299)
Provision for loan losses	30,927	24,853	19,848
Net change in deferred tax charge	(18,181)	(8,076)	—
Amortization of premiums and securitization costs	166,649	69,573	38,094
Net change in accrued interest receivable	(58,270)	(12,128)	(12,932)
Net change in investment in and advances to IFC	—	(21,319)	(301,805)
Impairment of investment securities available-for-sale	1,120	298	1,039
Amortization and impairment of mortgage servicing rights	2,063	1,290	—
(Gain) loss on sale of other real estate owned	(3,901)	(2,632)	154
Gain on sale of loans	(25,134)	(39,022)	—
Purchase of mortgages held-for-sale	(22,213,104)	(5,960,645)	—
Sale and principal reductions on mortgages held-for-sale	22,037,869	6,048,976	—
Depreciation and amortization	3,471	1,524	—
Unrealized (gain) loss on derivative instruments	(96,575)	(31,826)	22,141
Net change in deferred taxes	(3,061)	18,903	—
Recoveries and gain on sale of investment securities available-for-sale	(5,474)	(9,078)	—
Net change in restricted cash	(253,038)	(322)	(81)
Net change in other assets and liabilities	(2,370)	(51,702)	13,141

Net cash provided by (used in) operating activities	(179,372)	166,109	(191,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in CMO collateral	(12,827,524)	(3,529,784)	(2,972,873)
Net change in finance receivables	158,210	33,991	(363,450)
Purchase of premises and equipment	(6,312)	(1,816)	—
Cash received from acquisition of Impac Funding Corporation	—	23,510	—
Net change in mortgages held-for-investment	56,261	(595,860)	(44,384)
Sale of investment securities available-for-sale	4,510	12,632	—
Purchase of restricted investment securities available-for-sale, net	(2,563)	(2,206)	—
Purchase of investment securities available-for-sale	(3,920)	(15,252)	(10,269)
Dividends from Impac Funding Corporation	—	11,385	12,870
Net change in mortgage servicing rights	(887)	(5,620)	—
Principal reductions on investment securities available-for-sale	6,837	12,717	5,905
Proceeds from sale of other real estate owned	38,688	33,877	12,147

Net cash used in investing activities	(12,576,700)	(4,022,426)	(3,360,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements and other borrowings	(41,249)	400,778	692,675
Net proceeds from CMO borrowings	17,644,706	5,925,794	3,851,024
Repayment of CMO borrowings	(4,963,984)	(2,480,966)	(985,658)
Dividends paid common stock	(202,672)	(127,831)	(66,329)
Dividends paid preferred stock	(3,750)	—	—
Net proceeds from sale of common stock	232,592	69,046	98,116
Net proceeds from sale of preferred stock	152,249	—	—

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(in thousands)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

	For the year ended December 31,
	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES (continued):
Net proceeds from sale of common stock via equity distribution agreement	133,672	76,750	21,043
Proceeds from exercise of stock options	3,706	4,554	993
Reduction on notes receivable from common stock sales	—	—	920

Net cash provided by financing activities	12,955,270	3,868,125	3,612,784

Net change in cash and cash equivalents	199,198	11,808	61,377
Cash and cash equivalents at beginning of year	125,153	113,345	51,887

Cash and cash equivalents at end of year	$324,351	$125,153	$113,264

SUPPLEMENTARY INFORMATION:
Interest paid	$368,123	$193,494	$126,185
Taxes paid	26,720	17,885	—

NON-CASH TRANSACTIONS:
Accumulated other comprehensive gain (loss)	$(3,377)	$(4,115)	$277
Transfer of mortgages held-for-investment and held-for-sale to other real estate owned	4,215	5,776	1,839
Transfer of CMO collateral to other real estate owned	32,630	30,394	13,441
Transfer of finance receivables to other real estate owned	—	91	—
Dividends declared and unpaid	—	—	21,754

The following table presents the acquisition of the assets and liabilities of Impac Funding Corporation as of July 1, 2003 (in thousands):

ASSETS ACQUIRED
Cash and cash equivalents	$24,135
Mortgages held-for-sale	451,465
Accrued interest receivable	565
Other assets	91,962

Total assets	$568,127

LIABILITIES ASSUMED
Warehouse borrowings	$447,951
Other liabilities	66,971
Deferred revenue	52,371

Total liabilities	567,293
Total stockholders’ equity	834

Total liabilities and stockholders’ equity	$568,127

Net Assets Acquired:
Investment in Impac Funding Corporation	$84
Cash paid for common stock	625
Shares issued for common stock	125

$834

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

Note A—Summary of Business and Significant Accounting Policies

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

We are a mortgage real estate investment trust (REIT) that is a nationwide acquirer, originator, seller and securitizer of non-conforming Alt-A mortgages (Alt-A mortgages). Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines. Some of the principal differences between mortgages purchased by Fannie Mae and Freddie Mac and Alt-A mortgages are as follows:

•	credit and income histories of the mortgagor;

•	documentation required for approval of the mortgagor; and

•	loan balances in excess of maximum Fannie Mae and Freddie Mac lending limits.

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

The long-term investment operations generate earnings primarily from net interest income earned on mortgages held for long-term investment (long-term mortgage portfolio). The long-term mortgage portfolio as reported on our consolidated balance sheet consists of mortgages held as collateralized mortgage obligations (CMO) and mortgages held-for-investment. Investments in Alt-A mortgages and multi-family mortgages are initially financed with short-term borrowings under reverse repurchase agreements which are subsequently converted to long-term financing in the form of CMO financing. Cash flow from the long-term mortgage portfolio and proceeds from the sale of capital stock also finance the acquisition of new Alt-A and multi-family mortgages.

The mortgage operations acquire, originate, sell and securitize primarily Alt-A adjustable rate mortgages (ARMs) and fixed rate mortgages (FRMs) and, to a lesser extent, sub-prime mortgages (B/C mortgages) from correspondents, mortgage brokers and retail customers. Correspondents originate and close mortgages under their mortgage programs and then sell the closed loans to the mortgage operations on a flow (loan-by-loan) basis or through bulk sale commitments. Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. This business also earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held-for-sale. The mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

The warehouse lending operations provide short-term financing to mortgage loan originators, including the mortgage operations, by funding mortgages from their closing date until sale to pre-approved investors. This business earns fees from warehouse transactions as well as net interest income from the difference between its cost of borrowings and the interest earned on warehouse advances.

2. Financial Statement Presentation

Principles of Consolidation

The financial condition and results of operations have been presented in the consolidated financial statements for the three-year period ended December 31, 2004 and include the financial results of IMH, IMH Assets, IWLG, IMCC and IFC (together with its wholly-owned subsidiaries Novelle and ISAC).

On July 1, 2003, IMH entered into a stock purchase agreement with Joseph R. Tomkinson, our Chairman, Chief Executive Officer and a director, William S. Ashmore, our Chief Operating Officer, President and a director, and the Johnson Revocable Living Trust, of which Richard J. Johnson, our Executive Vice President and Chief Financial Officer is trustee, whereby IMH purchased all of the outstanding shares of voting common stock of IFC for aggregate consideration of $750 thousand. Messrs. Tomkinson and Ashmore and the Johnson Revocable Living Trust each owned one-third of the outstanding common stock of IFC. Mr. Tomkinson elected to receive $125 thousand worth of his consideration for the sale of his IFC shares of common stock in the form of 7,687 shares of IMH common stock. The fairness opinion related to the purchase price of IFC, as rendered by an independent financial advisor, and the subsequent transaction was approved by our board of directors. As a result of acquiring 100% of IFC’s common stock on July 1, 2003, IMH owns all of the common stock and preferred stock of IFC and began to consolidate IFC as of that date. Due to the consolidation of IFC on July 1, 2003, the consolidated financial statements include results of operations of the mortgage operations for the period from January 1, 2002 to June 30, 2003 (non-consolidation period) as equity in net earnings of IFC and the period from July 1, 2003 to December 31, 2003 (consolidated period) on a consolidated basis.

The accompanying consolidated financial statements include accounts of IMH and other entities in which the Company has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as special purpose entities (SPEs), through arrangements that do not involve voting interests.

There are two different accounting frameworks applicable to SPEs, depending on the nature of the entity and the Company’s relation to that entity; the qualifying SPE (QSPE) framework under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140) and the variable interest entity (VIE) framework under the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R).

The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria. These criteria are designed to ensure that the activities of the SPE are essentially predetermined in their entirety at the inception of the vehicle and that the transferor cannot exercise control over the entity, its assets or activities. Entities meeting these criteria are not consolidated by the Company. For further details, refer to Note 5—Mortgages Held-for-Sale.

When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46R. A VIE is defined as an entity that (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties, (2) has equity owners who are unable to make decisions, and/or (3) has equity owners that do not absorb or receive the entity’s losses and returns. QSPEs are excluded from the scope of FIN 46R.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

FIN 46R requires a variable interest holder (counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. This party is considered the primary beneficiary of the entity. The determination of whether the Company meets the criteria to be considered the primary beneficiary of a VIE requires an evaluation of all transactions (such as investments, liquidity commitments, derivatives and fee arrangements) with the entity.

Prior to the Company’s adoption of FIN 46R, the decision of whether or not to consolidate an SPE depended on the applicable accounting principles for non-QSPEs, including a determination regarding the nature and amount of the investments made by third parties in the SPE. Consideration was given to, among other factors, whether a third party had made a substantive equity investment in the SPE; which party had voting rights, if any; who made decisions about the assets in the SPE; and who was at risk of loss. The SPE was consolidated if the Company retained or acquired control over the risks and rewards of the assets in the SPE.

The Company securitizes mortgages in the form of CMOs and real estate mortgage investment conduits (REMICs). The typical CMO securitization is designed such that the transferee (securitization trust) is not a QSPE and thus as the sole residual interest holder the Company consolidates such VIE. Amounts consolidated are classified as CMO collateral and CMO borrowings in the consolidated balance sheets. Generally, the typical REMIC securitization is designed so that the securitization trust is a QSPE and thus not consolidated by the Company. To the extent that our REMIC securitization trusts do not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46R.

Investments in other companies in which the Company has significant influence over operating and financing decisions and holds more than a 20% voting interest, are accounted for in accordance with the equity method of accounting. Prior to July 1, 2003, IMH was entitled to 99% of the earnings or losses of IFC through its ownership of all of the non-voting preferred sock of IFC. Therefore, the Company has accounted for its 99% interest in IFC under the equity method for periods prior to July 1, 2003.

Inter-Company Eliminations

All significant inter-company balances and transactions have been eliminated in consolidation or under the equity method of accounting regarding transactions involving the mortgage operations prior to its consolidation.

Use of Estimates in the Preparation of Financial Statements

The accompanying consolidated financial statements of IMH and our subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the current year presentation.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

3. Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash and money market mutual funds. Investments with maturities of three months or less at date of acquisition are considered to be cash equivalents.

4. Restricted Cash

Restricted cash primarily consists of cash deposits in a CMO securitization trust that will be used to finance the remaining mortgage loan collateral that will be deposited into the trust within 15 to 30 days of the issuance of the CMO. In addition, restricted cash includes money market accounts held in the Company’s deferred compensation plan and escrow accounts related to the Company’s master servicing activities.

5. Investment Securities Available-for-Sale

Investment securities are classified as held-to-maturity, available-for-sale, and/or trading securities and are included in other assets on our consolidated financial statements. Held-to-maturity investment securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as other comprehensive earnings, and trading securities are reported at fair value with unrealized gains and losses reported in earnings. Gains and losses realized on the sale of available-for-sale investment securities and declines in value judged to be other-than-temporary are based on the specific identification method and reported in current earnings. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the effective interest method. Investment securities may be subject to credit, interest rate and/or prepayment risk. The amortized cost and estimated fair value of investment securities available-for-sale for the periods indicated are presented as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of December 31, 2004:
Subordinated securities secured by mortgages	$24,851	$905	$(329)	$25,427
Restricted investments (1)	3,786	403	—	4,189

	$28,637	$1,308	$(329)	$29,616

As of December 31, 2003:
Subordinated securities secured by mortgages	$24,534	$4,310	$(77)	$28,767
Restricted investments (1)	1,783	123	—	1,906
U.S. Treasuries	2,830	—	—	2,830

	$29,147	$4,433	$(77)	$33,503

(1)	Investments related to the Company’s deferred compensation program are classified as available-for-sale. The deferred compensation investments are included in other assets in the Company’s consolidated balance sheets.

Investment securities available-for-sale include securities placed with third parties of $15.3 million and $18.2 million as of December 31, 2004 and 2003, respectively, that are pledged as collateral for margin calls on derivative instruments, if necessary, depending on the change in the fair value of the derivative instruments. Gross realized gains from the sale of investment securities available-for-sale were $5.1 million during the year ended December 31, 2004. There were no realized gains or losses from the sale of available-for-sale securities during the years ended December 31, 2003 and 2002. During the year ended December 31, 2004 and 2003, we received $389 thousand and $5.2 million, respectively, of recoveries on investment securities available-for-sale that were written-off in prior periods.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

6. Mortgages Held-for-Sale

Mortgages held-for-sale consist primarily of Alt-A mortgages, which are secured by one-to-four family residential real estate located throughout the United States. The mortgage operations acquire and originate mortgages generally with the intent to sell them in the secondary market (primarily in REMIC securitizations and to a lesser extent on a whole loan basis) or to the long-term investment operations. Mortgages held-for-sale are carried at the lower of aggregate cost, net of purchase discounts or premiums and deferred fees, or market. We determine the fair value of mortgages held-for-sale using current secondary market prices for loans with similar coupons, maturities and credit quality.

SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 140 requires a “true sale” analysis of the treatment of the transfer under law as if the Company was a debtor under the bankruptcy code. A “true sale” legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor and the nature of retained servicing rights. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether de-recognition of assets is warranted, including whether the SPE has complied with rules concerning QSPE’s.

A legal opinion regarding legal isolation for each securitization has been obtained by the Company. The “true sale” opinion provides reasonable assurance the purchased assets would not be characterized as the property of the transferring Company’s receivership or conservatorship estate in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the SPE with those of the transferor upon such event.

The REMIC securitization process involves the sale of the loans to one of our wholly-owned bankruptcy remote special-purpose entities which then sells the loans to a separate, transaction-specific securitization trust in exchange for cash and certain trust interests that we retain. The securitization trust issues and sells undivided interests to third party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests are usually represented by certificates with varying interest rates, and are secured by the payments on the loans acquired by the trust, and commonly include senior and subordinated classes. The senior class securities are usually rated “AAA” by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide funding support to either the third party investors or the securitization trusts. The third party investors or the securitization trusts generally have no recourse to our assets or us and have no ability to require us to repurchase their securities other than standard representations and warranties. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty we may be required to repurchase the loan from the securitization trust. We do not guarantee any certificates issued by the securitization trusts. Generally, the securitization trusts represent QSPE’s under SFAS 140, and are therefore not consolidated for financial reporting purposes. To the extent that a securitization trust does not meet the QSPE criteria, the securitization trust is evaluated in accordance with SFAS 140 to determine if there are any constraints on pledging or exchanging the assets it received that provide more than a trivial benefit to the transferor. In addition, any securitization trust that does not meet the QSPE criteria is evaluated for consolidation under FIN 46R.

In addition to the cash the securitization trust pays to the Company for the loans, we may retain certain interests in the securitization trust as part of the trust’s payment to us for the loans. These retained interests may include subordinated classes of securities, interest-only securities, residual securities and master servicing rights. These retained interests are included in investment securities available-for-sale and other assets on the consolidated balance sheets. Transaction costs associated with the securitizations are recognized as a component of the gain or loss at the time of sale.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

When the Company securitizes mortgage loans, the carrying value of the mortgages sold is allocated between the loans sold and the retained interests based on their relative fair values. Our recognition of gain or loss on the sale of loans from REMIC securitizations is accounted for in accordance with SFAS 140 and represents the difference between the cash proceeds and the allocated cost of the loans sold and interests retained. At the closing of each securitization, mortgages held-for-sale are removed from the consolidated balance sheets and cash received and any portion of the mortgages retained from the securitizations (retained interests) are added to the consolidated balance sheet.

7. Gain on Sale of Mortgage Servicing Rights

The sub-servicing of mortgage servicing rights created in our CMO and REMIC securitizations are generally sold to third parties concurrent with the securitization of the mortgages. We believe that the sale of sub-servicing is consistent with the accounting for the sale of servicing, therefore, the sales of mortgage servicing rights are recognized in accordance with AICPA Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities with Others” (SOP 01-6) and Emerging Issues Task Force No. 95-5, “Determination of What Risks and Rewards, If any, Can be Retained and Whether Any Unresolved Contingencies May Exist in a Sale of Mortgage Loan Servicing Rights” when the following conditions have been met: (1) title has passed, (2) substantially all risks and rewards of ownership have irrevocably passed to the buyer, and (3) any protection provisions retained by the seller are minor and can be reasonably estimated. The Company believes that based on the terms and conditions of the related sales agreements all of the above conditions have been met.

The gains or losses on sale of mortgage servicing rights to third parties in CMO securitizations are accounted for in accordance with the provisions in SOP 01-6. Under SOP 01-6, for sales of mortgage servicing rights with the loans being retained, the carrying value of the loan is allocated between the loan basis and the mortgage servicing rights basis consistent with the relative fair value method prescribed in SFAS 140. As a result, only a nominal gain is realized from the sale of mortgage servicing rights and a discount is recorded on the mortgages retained as CMO collateral and mortgages held-for-investment. The discount is amortized to interest income over the estimated life of the mortgages using the interest method as an adjustment to the yield of the mortgages. Management utilizes an estimate of the prepayment rate of the mortgages to forecast the remaining average life of the mortgages.

The gains or losses on sale of mortgage servicing rights to third parties in REMIC securitizations are accounted for in accordance with SFAS 140 and SOP 01-6. Since the sale of the mortgage servicing rights to third parties generally occurs concurrently with the REMIC securitization, the carrying value of the securitized mortgage loans is allocated between the mortgages sold, mortgage servicing rights to be sold, and retained interests (master servicing rights) based on their relative fair values. A gain or loss on sale of mortgage servicing rights is recorded based upon the difference between its sales price and associated relative fair value.

8. Master Servicing Rights

Generally, master servicing rights are retained when the sub-servicing of mortgage servicing rights are sold and the corresponding mortgages are retained in CMO securitizations. In addition, master servicing rights are generally retained when the sub-servicing of mortgage servicing rights are sold and the corresponding mortgages are sold in REMIC securitizations. The retained master servicing rights are recorded as a separate retained asset in accordance with SFAS 140 in the REMIC securitizations, while in the CMO securitizations such rights remain as part of the retained mortgage loans.

Master servicing rights retained in REMIC securitizations are recorded in other assets in the consolidated balance sheets. The Company records master servicing rights arising from the transfer of mortgages to the securitization trusts utilizing the relative fair value allocation method based upon an estimate of what a third party would pay for the master servicing rights. The master servicing rights are amortized in proportion to and over the estimated period of net servicing income. The Company subsequently evaluates and measures the master servicing rights for impairment using a discounted cash flows valuation model to estimate the fair value. The valuation model incorporates assumptions relating to market discount rates, float values, prepayment speeds, master servicing fees, and default rates. An

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

impairment loss is recognized for master servicing rights that have an unamortized balance in excess of the estimated fair value. Master servicing rights retained in CMO securitizations remain as part of the mortgage loan balance, and are accounted for as part of such loan.

The servicing fee income associated with the master servicing rights is reported in other income in the consolidated statements of operations. Also reported in other income is any subservicing expense incurred during the period prior to the securitization. The amortization and impairment of mortgage servicing rights are classified separately in the consolidated statements of operations.

Master servicing fees are generally 0.03% per annum on the declining principal balances of the mortgages serviced. The value of master servicing fees is subject to prepayment and interest rate risks on the transferred financial assets. Carrying value of master servicing rights were $3.5 million and $2.5 million for the year ended December 31, 2004, and 2003, respectively.

As of December 31, 2004, we master serviced mortgages for others of approximately $6.5 billion that were primarily mortgages collateralizing REMIC securitizations. Related fiduciary funds are held in trust for investors in non-interest bearing accounts. We may also be required to advance funds or we may cause our loan servicers to advance funds to cover interest payments not received from borrowers depending on the status of their mortgages.

9. CMO Collateral and Mortgages Held-for-Investment

The long-term investment operations invest in primarily Alt-A ARMs, FRMs secured by first liens on single-family residential real estate properties acquired and originated by the mortgage operations, multi-family residential real estate properties originated by IMCC and, to a lesser extent, fixed rate second trust deeds secured by single-family residential real estate properties to be held for long-term investment. After accumulating a pool of mortgages of generally between $200.0 million and $2.5 billion, mortgages held-for-investment on our financial statements are securitized as CMOs and the mortgages are deposited in a trust and at that time we record the mortgages as CMO collateral. CMO collateral is recorded in IMH Assets, a special purpose financing subsidiary which is used to issue CMO financing. The typical CMO securitization is designed such that the securitization trust is not a QSPE and thus as the sole residual interest holder the Company consolidates the securitization trust. Generally, this is achieved by including terms in the securitization agreements that give the Company the ability to unilaterally cause the securitization trust to return specific mortgages, other than through a clean-up call.

CMO collateral and mortgages held-for-investment are recorded at cost, net of premiums, discounts and adjustments for derivative gains or losses during the commitment period. Premiums, discounts, and derivative gains or losses during the commitment period are amortized to interest income over the estimated lives of the mortgages using the interest method as an adjustment to the yield of the mortgages. Management utilizes an estimate of the prepayment rate of the mortgages to forecast the remaining average life of the mortgages.

CMO collateral and mortgages held-for-investment are continually evaluated for collectibility and, if appropriate, the mortgage may be placed on non-accrual status, generally when the mortgage is 90 days past due, and previously accrued interest is reversed from income.

10. Finance Receivables

Finance receivables represent transactions with customers involving residential real estate lending. As a warehouse lender, the warehouse lending operations is a secured creditor of the mortgage bankers and brokers to which it extends credit and is subject to the risks inherent in that status, including the risk of borrower fraud, default and bankruptcy. Any claim of the warehouse lending operations as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Finance receivables represent warehouse lines of credit with mortgage bankers that are primarily collateralized by mortgages on single-family residential real estate. Terms of non-affiliated warehouse lines, including the maximum warehouse line amount and interest rate, are determined based upon the financial strength, historical

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

performance and other qualifications of the borrower. The warehouse lines have maturities that range from on-demand to one year. Finance receivables are stated at the principal balance outstanding. Interest income is recorded on the accrual basis.

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

We retained an independent consultant to investigate the matter. The investigator reported that no principals of the warehouse lending operations had knowingly participated in the fraud. As a result of the fraud, during 2004 we established a specific allowance for loan losses in the amount of $8.0 million to provide for anticipated losses on the fraudulent warehouse advances as we have deemed this amount to be non-collectible. Based on available information, we believe we will be able to recover the remaining $4.6 million of related warehouse advances over time. To the extent that we believe that the actual losses will exceed the $8.0 million allowance, we will make an additional allowance for loan losses when, or if, we determine it is appropriate to do so as events and circumstances dictate. However, we believe that this specific allowance is adequate to provide for anticipated loan losses based on currently available information.

During the year ended December 31, 2004, we terminated a warehouse lending client that sold mortgages to third party investors that were pledged as collateral to our warehouse lending operations, whereby, the sales proceeds from these loans were wired by the third party investor directly to our customer without the customer repaying their borrowings to us. The warehouse lending operations contacted the investors who purchased these loans to notify them of our interest in these loans. As a result of the termination of this client, we seized the remaining available loans that were secured as collateral in settlement of a portion of these borrowings. In certain cases, investors have released their interest in loans secured by our warehouse advances previously purchased by them and we are pursuing legal action on any remaining loans secured by our warehouse lending advances in order to perfect our ownership interest in these loans. As a result, management has provided for a specific write-down of $2.7 million on these warehouse lending advances which, based upon management’s judgment, is sufficient to cover any inherent losses on these warehouse lending advances.

The cumulative amount of specific write-downs on warehouse lending advances as of December 31, 2004 was $10.7 million. Management believes that the aggregate specific allowance of $10.7 million, which is provided for in the allowance for loan losses, is adequate to provide for future losses based on currently available information.

11. Allowance for Loan Losses

An allowance is maintained for losses on mortgages held-for-investment, mortgages held as CMO collateral and finance receivables (loans provided for) at an amount that management believes provides for losses inherent in those loan portfolios. We have implemented a methodology designed to analyze the performance of various loan portfolios, based upon the relatively homogeneous nature within these loan portfolios. The allowance for losses is also analyzed using the following factors:

•	management’s judgment of the net loss potential of mortgages in the long-term mortgage portfolio based on prior loan loss experience;

•	changes in the nature and volume of the long-term mortgage portfolio;

•	value of the collateral;

•	expected losses as derived from rating agencies analyses;

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

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

12. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation or amortization and are included in other assets on our consolidated financial statements. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically, three to twenty years. Premises and equipment consisted of the following for the periods indicated:

	At December 31, 2004	At December 31, 2003
Premises and equipment	$24,250	$17,984
Less: Accumulated depreciation	(15,158)	(11,733)

Total premises and equipment	$9,092	$6,251

13. CMO Borrowings

The decision to issue CMOs is based on our current and future investment needs, market conditions and other factors. CMOs, which are primarily secured by Alt-A mortgages on single-family and multi-family residential real properties, are issued as a means of financing our long-term mortgage portfolio. CMOs are carried at their outstanding principal balances, including securitization costs and accrued interest on such obligations. For accounting purposes, mortgages financed through the issuance of CMOs are treated as assets and the CMOs are treated as debt when the CMO qualifies as a secured borrowing arrangement.

Each issuance of a CMO is fully payable from the principal and interest payments on the underlying mortgages collateralizing such debt. CMOs typically are structured as one-month London Interbank Offered Rate (LIBOR) “floaters” and fixed rate securities with interest payable to certificate holders monthly. The maturity of each class of CMO is directly affected by the rate of principal prepayments on the related CMO collateral. Each CMO series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than the stated maturities of the underlying mortgages.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

When we issue CMOs for financing purposes, we generally seek an investment grade rating for our CMOs by nationally recognized rating agencies. To secure such ratings, it is often necessary to incorporate certain structural features that provide for credit enhancement. This can include the pledge of collateral in excess of the principal amount of the securities to be issued, a bond guaranty insurance policy for some or all of the issued securities, or additional forms of mortgage insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided, the interest rates paid, the geographic concentration of the mortgaged property securing the collateral and other criteria established by the rating agencies. The pledge of additional collateral reduces our capacity to raise additional funds through short-term secured borrowings or additional CMOs and diminishes the potential expansion of our long-term mortgage portfolio. Our total loss exposure is limited to the net economic investment in the CMOs at any point in time.

14. Income Taxes

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

IFC is a taxable REIT subsidiary (TRS) and is therefore subject to corporate income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” the Company records a deferred tax charge to eliminate the expense recognition of income taxes paid on inter-company profits that result from the sale of mortgages from IFC to IMH. The deferred tax charge is included in other assets in the consolidated balance sheets. The deferred tax charge is amortized as non-interest expense in the consolidated statements of operations over the estimated life of the mortgages retained in the long-term mortgage portfolio. Included in equity in net earnings of IFC in the consolidated statement of operations during the years ended December 31, 2003 and 2002 was $4.3 million and $2.9 million, respectively, of amortization of deferred tax charge.

15. Net Earnings per Share

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

16. Stock Options

Stock options and awards may be granted to the members of the board of directors, officers and key employees. The exercise price for any qualified incentive stock options (ISOs), non-qualified stock options (NQSOs) granted under our stock option plans may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the fair market value of the shares of common stock at the time the NQSO or ISO is granted.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148), an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (FASB 123). SFAS 148 amends FASB 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. On January 1, 2003, IMH adopted the disclosure requirements of SFAS 148. This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits management to choose either a fair value based method or the Accounting Principals Board Opinion No. 25 “Accounting For Stock Issued to Employees” (APB 25) intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS 123 requires pro forma disclosures of net earnings (loss) computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer’s stock, i.e., stock option plans, stock purchase plans, restricted stock plans and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by non-employees or to acquire goods or services from outside suppliers or vendors.

The Company applies APB 25 in accounting for stock-based awards to employees. No compensation cost has been recognized for stock-based awards to employees as the stock option exercise price is equal to the fair market value of the underlying common stock as of the stock option grant date. Summarized below are the pro forma effects on net earnings and earnings per share data, as if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans:

	For the year ended December 31,
	2004	2003	2002
Net earnings available to common stockholders	$253,887	$148,979	$40,347
Less: Total stock-based employee compensation expense using the fair value method	(1,705)	(1,158)	(764)

Pro forma net earnings	$252,182	$147,821	$39,583

Net earnings per share as reported:
Basic	$3.79	$2.94	$1.01

Diluted	$3.72	$2.88	$0.99

Pro forma net earnings per share:
Basic	$3.77	$2.91	$0.99

Diluted	$3.71	$2.85	$0.97

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

The fair value of options granted, which is amortized to expense over the option vesting period in determining pro forma net earnings, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2004	2003	2002
Risk-free interest rate	2.16%-4.50%	1.56%-4.18%	2.32%-4.47%
Expected lives (in years)	3-4	3	1-3
Expected volatility	42.26%	28.83%	35.07%
Expected dividend yield	10.00%	10.00%	10.00%
Fair value per share	$3.71	$1.09	$1.19

During the periods in which the mortgage operations was accounted for under the equity method, grants of stock options by IMH to IFC employees were not accounted for under APB 25 but were accounted for at fair value consistent with the provisions specified under SFAS 123.

17. Derivative Instruments

In June 1998, FASB issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” collectively, (SFAS 133). SFAS 133, subsequently amended by SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. For derivatives that are not designated as a hedging instrument, any change in fair value is recorded as an expense or income in the current period.

Rate Lock and Purchase Commitments

We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). We also enter into commitments to purchase mortgage loans through our correspondent channel (purchase commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. In addition, purchase commitments for mortgage loans that are intended to be sold and those that will be held for investment purposes can qualify as derivatives. Both types of commitments to purchase loans are evaluated under the definition of a derivative to determine whether SFAS 133 is applicable. Rate lock and purchase commitments that are considered to be derivatives are recorded at fair value in the consolidated statements of financial condition with changes in fair value recorded in gain (loss) on derivative instruments in the consolidated statements of operations. Subsequent to the April 1, 2004 issuance of Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105), when measuring the fair value of rate lock and purchase commitments, the amount of the expected servicing rights is not included in the valuation. The fair value is calculated and adjusted using an anticipated fallout factor for loan commitments that are not expected to be funded.

Forward Commitments

The policy of recognizing the fair value of the rate lock and purchase commitments has the effect of recognizing a gain or loss on the related mortgage loans based on changes in the interest rate environment before the mortgage loans are funded and sold. As such, both rate lock and purchase commitments expose us to interest rate risk. We mitigate such risk by entering into forward commitments and derivative transactions, such as mandatory commitments on U.S. Treasury bonds and mortgage-backed securities, call options and put options. These forward commitments and derivative transactions are treated as derivatives under the provisions of SFAS 133 with the change in fair value reported as a gain (loss) on derivative instruments.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

Interest Rate Swaps, Caps, and Floors

Our primary objective is to limit the exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate CMO and warehouse borrowings. We also monitor, on an ongoing basis, the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management policies are formulated with the intent to mitigate the potential adverse effects of changing interest rates on CMO and warehouse borrowings.

To mitigate exposure to the effect of changing interest rates on cash flows on CMO and warehouse borrowings, we purchase derivative instruments, primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). A swap is generally a contractual agreement that obligates one party to receive or make cash payments based on an adjustable rate index and the other party to receive or make cash payments based on a fixed rate. Swaps have the effect of fixing borrowing costs on a similar amount of debt and, as a result, can reduce the interest rate variability of borrowings. A cap or floor is a contractual agreement for which we may receive or pay a fee. If prevailing interest rates reach levels specified in the cap or floor agreement, we may either receive or pay cash. Our objective is to lock in a reliable stream of cash flows when interest rates fall below or rise above certain levels. For instance, when interest rates rise, borrowing costs may increase at greater speeds than the underlying collateral supporting the borrowings. These derivative instruments limit exposure to the variability of forecasted cash flows attributable to CMO and warehouse borrowings and protect net interest income by providing cash flows at certain triggers during changing interest rate environments. The swaps, caps and floors are treated as derivatives under the provisions of SFAS 133 with changes in fair value reported as gain (loss) on derivative instruments in the consolidated statements of operations. Cash paid or received on swaps, caps and floors is recorded as a current period expense or income in gain (loss) on derivative instruments in the consolidated statements of operations.

Credit Risk

The Company’s exposure to credit risk on derivative instruments is limited to the cost of replacing contracts should the counterparty fail. The Company seeks to minimize credit risk through the use of credit approval and review processes, the selection of only the most creditworthy counterparties, continuing review and monitoring of all counterparties, exposure reduction techniques and thorough legal scrutiny of agreements.

18. Assets Acquired Through Foreclosure

Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or estimated fair value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are charged off against the allowance for loan losses. Losses or gains from the ultimate disposition of real estate owned are recorded as (gain) loss on sale of other real estate owned in the consolidated statement of operations.

19. Recent Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses the accounting for acquired impaired loans, which are loans that show evidence of having deteriorated in terms of credit quality since their origination. SOP 03-3 is effective for loans acquired after December 31, 2004. Because the Company acquires newly originated and loans generally underwritten to “A quality” standards, the Company does not expect the adoption of SOP 03-3 to have a material effect on the financial condition, results of operations, or liquidity of the Company. In June 2004, the FASB reached consensus opinions detailed in EITF

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). Such consensuses require an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. The Company does not expect the adoption of EITF 03-01 to have a material effect on the financial condition, results of operations, or liquidity of the Company. EITF 03-01 also includes disclosure requirements for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized.

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment “ (SFAS 123R). It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. The Company is required to adopt the provisions of the SFAS 123R effective for periods beginning after June 15, 2005. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of SFAS 123R would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net earnings per share in Note 15 Stock Options.

Note B—Mortgages Held-for-Sale

Mortgages held-for-sale for the periods indicated consisted of the following:

	At December 31, 2004	At December 31, 2003
Mortgages held-for-sale	$576,777	$385,108
Net premiums on mortgages held-for-sale	10,968	12,510

Total mortgages held-for-sale	$587,745	$397,618

Included in other liabilities as of December 31, 2004, was a liability for mortgage repurchases of $2.2 million. The allowance for mortgage repurchases is maintained for the purpose of purchasing previously sold mortgages for various reasons, including early payment defaults or breach of representations or warranties, which may be subsequently sold at a loss. In determining the adequacy of the liability for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans and other appropriate information. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect on our financial condition and results of operations. Activity of the liability for mortgage repurchases was as follows:

	For the year ended December 31, 2004	For the six months ended December 31, 2003 (1)
Beginning balance	$2,327	$1,730
Provision for loan repurchases	405	1,499
Loss on sale of repurchased mortgages	(549)	(902)

Total provision for repurchases	$2,183	$2,327

(1)	Represents the consolidation period.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

Note C—CMO Collateral

CMO collateral for the periods indicated consisted of the following:

	At December 31,
	2004	2003
Adjustable- and fixed rate mortgages secured by single-family residential real estate	$20,428,144	$8,366,883
Mortgages secured by multi-family residential real estate	604,934	200,427
Unamortized net premiums on mortgages	275,828	76,769

Total CMO collateral	$21,308,906	$8,644,079

Generally, CMO collateral is not placed on non-accrual status as the sub-servicer remits the interest payments to the Company regardless of the delinquency status of the underlying mortgage loans.

Note D—Mortgages Held-for-Investment

Mortgages held-for-investment for the periods indicated consisted of the following:

	At December 31,
	2004	2003
Adjustable- and fixed rate mortgages secured by single-family residential real estate	$497,756	$597,685
Mortgages secured by multi-family residential real estate	77,809	47,778
Unamortized net premiums and deferred costs on mortgages	11,121	7,351

Total mortgages held-for-investment	$586,686	$652,814

As of December 31, 2004 and 2003, there were $14.9 million and $10.0 million, respectively, of mortgages held-for-investment, which were not accruing interest due to the delinquent nature of the mortgages. We expect to recover a substantial portion of these mortgages upon disposition, if necessary.

Note E—Allowance for Loan Losses

Activity for allowance for loan losses for the periods indicated was as follows:

	For the year ended December 31,
	2004	2003	2002
Beginning balance	$38,596	$26,602	$11,692
Provision for loan losses (1)	30,927	24,853	19,848
Charge-offs, net of recoveries	(5,568)	(12,859)	(4,938)

Total allowance for loan losses	$63,955	$38,596	$26,602

(1)	The provision for loan losses for the year ended December 31, 2004 includes a specific impairment on warehouse advances of $10.7 million.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

Note F—Other Assets

Other assets consisted of the following for the periods presented:

	At December 31,
	2004	2003
Derivative assets	$103,290	$15,407
Deferred tax charge	48,211	30,030
Prepaid and other assets	35,423	23,503
Investment securities available-for-sale	25,427	31,597
Restricted investments	4,189	1,906
Real estate owned	18,277	16,229
Premises and equipment	9,092	6,251
Deferred income taxes	5,328	2,267

Total other assets	$249,237	$127,190

Note G—Reverse Repurchase Agreements

We enter into reverse repurchase agreements with major brokerage firms to finance our warehouse lending operations and to fund the purchase of mortgages. Reverse repurchase agreements consist of uncommitted lines, which may be withdrawn at any time by the lender, and committed lines.

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

As of December 31, 2004, the warehouse lending operations had a total of $3.4 billion of reverse repurchase facilities. Committed facilities comprised of $525.0 million of the total available facilities, with uncommitted facilities totaling $2.8 billion. As of December 31, 2004 and 2003, reverse repurchase agreements include accrued interest payable of $5.2 million and $2.0 million, respectively. Generally, the reverse repurchase agreements require that the Company provide audited financial statements to the lending party within 90 to 120 days of year end. The Company has obtained a waiver of event of default from each of its lenders in the event that the audit of the annual financial statements is not completed within the time period specified in the lending arrangements. The following tables present certain information on reverse repurchase agreements for the periods indicated:

	Maximum Borrowing Capacity	Rate Range	Range of Allowable Advances	Balance Outstanding	Maturity Date
December 31, 2004
Short-term borrowings (indexed to one-month LIBOR):
Repurchase agreement 1	$250,000	0.75-1.50%	90 - 97%	$62,480	No Expiration
Repurchase agreement 2	700,000	0.88-1.50	93 - 98	485,041	September 13, 2005
Repurchase agreement 3	700,000	0.93-1.13	95.5 - 99	212,996	August 31, 2005
Repurchase agreement 4	1,200,000	0.70-1.00	70 - 98	539,233	No Expiration
Repurchase agreement 5	500,000	0.93	90 - 98	227,808	No Expiration

Total short-term borrowings	$3,350,000			$1,527,558

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

	Maximum Borrowing Capacity	Rate Range	Range of Allowable Advances	Balance Outstanding	Maturity Date
December 31, 2003
Short-term borrowings (indexed to one-month LIBOR):
Repurchase agreement 1	$250,000	0.75-1.50%	90-97%	$86,955	No Expiration
Repurchase agreement 2	25,000	1.00	103	7,949	January 30, 2004
Repurchase agreement 3	400,000	0.88-1.13	93-98	372,601	September 14, 2004
Repurchase agreement 4	1,200,000	0.70-1.00	70-98	1,101,302	No Expiration

Total short-term borrowings	$1,875,000			$1,568,807

The following table presents certain information on reverse repurchase agreements for the periods indicated:

	For the year ended December 31,
	2004	2003
Maximum month-end outstanding balance during period	$2,253,540	$1,789,393
Average balance outstanding for period	2,175,728	1,374,884
Underlying collateral (mortgage loans)	1,629,486	1,663,592
Weighted average rate for period	2.66%	2.35%

Note H—CMO Borrowings

The following table presents CMOs issued, CMOs outstanding for the periods indicated and certain interest rate information on CMOs by year of issuance for the periods indicated (dollars in millions):

Year of Issuance	Original Issuance Amount	CMOs Outstanding as of		Range of Fixed Interest Rates (%)	Range of Interest Rate Margins Over One-Month LIBOR (%)(1)	Range of Interest Rate Margins After Adjustment Date (%)(1)(2)
		12/31/04	12/31/03
2001	$1,500.9	$—	$444.9	N/A	0.28 - 2.30	0.56 - 3.45
2002	3,876.1	1,237.3	2,491.0	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	3,615.8	5,583.5	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	16,407.5	—	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75

Sub-total CMO borrowings		21,260.6	8,519.4
Accrued interest expense		12.9	7.4
Unamortized securitization costs		(67.1)	(36.9)

Total CMO borrowings		$21,206.4	$8,489.9

(1)	One-month LIBOR was 2.40% as of December 31, 2004.
(2)	Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20% of the original issuance amount.

Expected principal maturity of the CMO borrowings, which is based on expected prepayment rates, is as follows:

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
CMO borrowings	$21,260,630	$5,735,344	$11,209,965	$2,846,158	$1,469,163

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

Note I—Segment Reporting

Management internally reviews and analyzes its operating segments as follows:

•	long-term investment operations that is conducted by IMH, IMH Assets, and IMCC invest primarily in Alt-A ARMs and, to a lesser extent, Alt-A FRMs acquired from the mortgage operations and multi-family mortgages;

•	warehouse lending operations that is conducted by IWLG provide warehouse and repurchase financing to affiliated companies and to approved mortgage bankers and brokers, some of which are clients of the mortgage operations, to finance mortgages; and

•	mortgage operations that is conducted by IFC and its wholly-owned subsidiaries ISAC and Novelle acquire and originate primarily ARMs and FRMs and, to a lesser extent, B/C mortgages from its network of third party correspondents, mortgage brokers and retail customers.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except for the elimination of inter-company profits and the related tax effect that result from the sale of mortgages from the mortgage operations to the long-term investment operations. Rent expense related to the facilities are allocated among the operating segments based on square footage. Personnel, legal, and marketing costs are allocated among the operating segments based upon their estimated usage.

The following table presents reporting segments as of and for the year ended December 31, 2004:

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations (IFC)	Inter- Company (1)	Consolidated
Balance Sheet Items as of December 31, 2004:
Cash and cash equivalents	$272,908	$43,821	$34,355	$(26,733)	$324,351
CMO collateral and mortgages held-for-investment	22,018,119	—	—	(122,527)	21,895,592
Allowance for loan losses	(53,272)	(10,683)	—	—	(63,955)
Mortgages held-for-sale	—	1,154	586,591	—	587,745
Finance receivables	—	1,605,642	—	(1,133,822)	471,820
Other assets	363,031	50,456	51,377	135,350	600,214
Total assets	22,600,786	1,690,390	672,323	(1,147,732)	23,815,767
Total liabilities	21,695,469	1,528,221	636,527	(1,088,525)	22,771,692
Total stockholders’ equity	905,317	162,169	35,796	(59,207)	1,044,075

Income Statement Items for the Year Ended December 31, 2004:
Net interest income	$231,944	$45,822	$14,744	$50,573	$343,083
Provision for loan losses	24,851	6,076	—	—	30,927
Non-interest income	16,311	10,592	130,969	(117,096)	40,776
Non-interest expense, incl. income taxes	8,102	6,899	102,769	(22,475)	95,295

Net earnings	$215,302	$43,439	$42,944	$(44,048)	$257,637

(1)	Income statement items are net of adjustments on inter-company sales transactions.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

The following table presents reporting segments as of and for the year ended December 31, 2003:

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations (1) (IFC)	Inter- Company (2)	Consolidated
Balance Sheet Items as of December 31, 2003:
Cash and cash equivalents	$91,274	$32,268	$27,454	$(25,843)	$125,153
CMO collateral and mortgages held-for-investment	9,094,503	—	269,679	(67,289)	9,296,893
Allowance for loan losses	(34,739)	(3,857)	—	—	(38,596)
Mortgages held-for-sale	—	2,624	394,994	—	397,618
Finance receivables	—	1,630,979	—	(1,000,949)	630,030
Other assets	54,857	26,285	48,250	37,467	166,859
Total assets	9,205,895	1,688,299	740,377	(1,056,614)	10,577,957
Total liabilities	8,865,020	1,569,569	712,037	(1,041,456)	10,105,170
Total stockholders’ equity	340,875	118,730	28,340	(15,158)	472,787

Income Statement Items for the Year Ended December 31, 2003:
Net interest income	$130,529	$28,950	$8,262	$8,966	$176,707
Provision for loan losses	22,368	2,485	—	—	24,853
Equity in net earnings of IFC	—	—	—	11,537	11,537
Non-interest income	1,594	6,016	57,222	(31,836)	32,996
Non-interest expense, incl. income taxes	4,332	5,012	48,595	(10,531)	47,408

Net earnings	$105,423	$27,469	$16,889	$(802)	$148,979

(1)	Income statement items reflect the consolidation period.
(2)	Income statement items include 99% of net earnings from the mortgage operations as equity in net earnings of IFC for non-consolidation period within non-interest income. Also, includes net adjustments on inter-company sales transactions.

The following table presents reporting segments for the year ended December 31, 2002:

	Long-Term Investment Operations	Warehouse Lending Operations	Inter- Company	Consolidated
Balance Sheet Items as of December 31, 2002:
Cash and cash equivalents	$90,823	$22,522	$—	$113,345
CMO collateral and mortgages held-for-investment	5,215,731	—	—	5,215,731
Allowance for loan losses	(25,098)	(1,504)	—	(26,602)
Finance receivables	—	1,189,001	(524,980)	664,021
Other assets	35,593	56,208	482,043	573,844
Total assets	5,317,049	1,266,227	(42,937)	6,540,339
Total liabilities	5,130,680	1,174,966	(48,832)	6,256,814
Total stockholders’ equity	186,369	91,261	5,895	283,525

Income Statement Items for the Year Ended December 31, 2002:
Net interest income	$91,143	$18,829	$(7,506)	$102,466
Provision for loan losses	18,424	1,424	—	19,848
Equity in net earnings of IFC (1)	—	—	11,299	11,299
Non-interest income	(50,759)	4,765	(1,644)	(47,638)
Non-interest expense	4,756	3,671	(2,495)	5,932

Net earnings	$17,204	$18,499	$4,644	$40,347

(1)	Income statement items include 99% of earnings from the mortgage operations as equity in net earnings of IFC.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

Note J—Fair Value of Financial Instruments

The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2004		December 31, 2003
	Carrying Amount	Estimated Fair Value of Financial Instruments	Carrying Amount	Estimated Fair Value of Financial Instruments
Assets
Cash and cash equivalents	$324,351	$324,351	$125,153	$125,153
Restricted cash	253,360	253,360	322	322
Investment securities available-for-sale	25,427	25,427	31,597	31,597
Restricted investments	4,189	4,189	1,906	1,906
CMO collateral	21,308,906	21,595,622	8,644,079	8,799,700
Mortgages held-for-investment	586,686	612,394	652,814	652,813
Finance receivables	471,820	471,820	630,030	630,030
Mortgages held-for-sale	587,745	601,203	397,618	395,124
Derivative assets	103,290	103,290	15,407	15,407
Liabilities
CMO borrowings, excluding accrued interest	$21,193,494	$21,163,573	$8,482,423	$8,453,583
Reverse repurchase agreements	1,527,558	1,527,558	1,568,807	1,568,807
Derivative liabilities	4,417	4,417	14,690	14,690

The fair value estimates as of December 31, 2004 and 2003 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.

The following describes the methods and assumptions used by management in estimating fair values:

Cash and Cash Equivalents and Restricted Cash

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

CMO Collateral

Fair value is estimated based on quoted market prices from independent dealers and brokers for similar types of mortgages.

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

CMO Borrowings

Fair value of CMO borrowings is estimated based on the use of a bond model, which incorporates certain assumptions such as prepayment, yield and losses.

Reverse Repurchase Agreements

Fair value approximates carrying amounts due to the short-term nature of the liabilities and do not present unanticipated interest rate or credit concerns.

Derivative Assets and Liabilities

Fair value is estimated based on quoted market prices from independent dealers and brokers.

Short-term Commitments to Extend Credit

Associated warehouse lines of credit are not charged a fee, accordingly, these commitments do not have an estimated fair value.

Note K—Income Taxes

Income taxes were as follows for the period indicated:

	For the year ended December 31, 2004	For the year ended December 31, 2003
Current income taxes:
Federal	$18,869	$7,947
State	5,135	913

Total current income taxes	24,004	8,860

Deferred income taxes:
Federal	396	(3,748)
State	(3,457)	(851)

Total deferred income taxes	(3,061)	(4,599)

Total income taxes at TRS	20,943	4,261
Elimination of income taxes on inter-company profits	(34,393)	(5,658)

Total income tax benefit	$(13,450)	$(1,397)

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

Effective income taxes differ from the amount determined by applying the statutory Federal rate of 35% for the period indicated as follows:

	For the year ended December 31, 2004	For the year ended December 31, 2003
Income taxed at Federal tax rate	$85,465	$51,654
State tax, net of Federal income tax	(1,329)	567
Exclusion of REIT income and IFC income prior to consolidation	(90,559)	(50,046)
Amortization of deferred tax charge	(5,674)	(1,980)
Other adjustment	(1,353)	(1,592)

Total income taxes	$(13,450)	$(1,397)

The tax affected cumulative temporary differences that give rise to deferred tax assets and liabilities for the periods indicated are as follows:

	For the year ended December 31, 2004	For the year ended December 31, 2003
Deferred tax assets:
Depreciation and amortization	$675	$354
Salary accruals	4,604	2,557
Other accruals	1,736	1,011
Non-accrual loans	—	197
State franchise tax	—	3,145
Provision for repurchases	947	942
REMIC interest	31	—
FAS 133 valuation	3,601	—
Other	2,251	—

Total gross deferred tax assets	13,845	8,206

Deferred tax liabilities:
Mortgage servicing rights	(6,867)	(4,394)
Depreciation and amortization	(1,554)	(758)
Deferred gain	—	(73)
REMIC interest	—	(207)
FAS 133 valuation	—	(507)
Non-accrual loans	(96)	—
Total gross deferred tax liabilities	(8,517)	(5,939)

Net deferred tax asset	$5,328	$2,267

Management believes that the deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and expected future taxable income. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) the reversal of taxable temporary differences and (b) future operations exclusive of reversing temporary differences.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

As of December 31, 2004, the REIT had an estimated federal net operating loss tax carry-forward of $18.7 million, which expires in the year 2020, that is available to offset future taxable income.

Note L—Employee Benefit Plans

401(k) Plan

After meeting certain employment requirements, employees can participate in our 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. We will match 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the years ended December 31, 2004, 2003 and 2002, we recorded approximately $775 thousand, $445 thousand and $19 thousand, respectively, for matching and discretionary contributions. Matching and discretionary 401(k) contributions for 2004 and 2003 include contributions to employees of the mortgage operations, which were reported on a consolidated basis as of July 1, 2003.

Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for certain executives of the Company. Under the Deferred Compensation Plan, eligible participants may defer receipt of up to 100% of their base compensation and bonuses on a pretax basis until specified future dates, upon retirement or death. The deferred amounts are placed in a trust and invested by the Company. Participants recommend investment vehicles for the funds, subject to approval by the trustees. The balance due each participant increases or decreases as a result of the related investment gains and losses. The trust and the investments therein are assets of the Company and the participants of the Deferred Compensation Plan are general creditors of the Company with respect to benefits due and are recorded in the accompanying consolidated balance sheets. Included in accrued liabilities in the accompanying consolidated balance sheets at December 31, 2004 and December 31, 2003 was $5.2 million and $2.2 million respectively, relating to amounts owed by the Company to the plan participants

Note M—Related Party Transactions

Transactions with the Mortgage Operations

During the non-consolidation period, the long-term investment operations purchased mortgages from the mortgage operations having a principal balance of $2.2 billion with premiums of $45.3 million. Master servicing rights on substantially all mortgages purchased by the long-term investment operations were retained by the mortgage operations.

The mortgage operations acts as a master servicer of mortgages acquired on a “servicing-released” basis by the long-term investment operations from the mortgage operations pursuant to the terms of a servicing agreement, which became effective on November 20, 1995. The mortgage operations subcontracts or sells substantially all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements.

Indebtedness of Management

On February 27, 2003, IFC provided William S. Ashmore, President and Chief Operating Officer of IMH, with a $296 thousand fixed rate mortgage to provide financing with an initial rate of 5.50%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. Subsequently, this loan was sold to a non-affiliate.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

On December 10, 2001, IFC provided William S. Ashmore, President and Chief Operating Officer of IMH, with a $600 thousand adjustable rate mortgage to provide financing with an initial rate of 4.13%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. As of December 31, 2004 and 2003, the outstanding principal balance on the mortgage was $323 thousand and $558 thousand, respectively.

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

Short-Term Loan Commitments

The warehouse lending operations provide secured short-term revolving financing to small- and medium-size mortgage originators to finance mortgages from the closing of the mortgages until sold to permanent investors. As of December 31, 2004, the warehouse lending operations had approved warehouse lines to non-affiliated clients of $738.7 million, of which $471.8 million was outstanding, as compared to $1.0 billion and $630.0 million, respectively, as of December 31, 2003.

Lease Commitments

The Company leases office space under various operating lease agreements. Minimum premises rental commitments under non-cancelable leases are as follows:

Year 2005	$3,454
Year 2006	3,288
Year 2007	3,021
Year 2008 and thereafter	1,415

Total lease commitments	$11,178

Total rental expense for the years ended December 31, 2004, 2003, and 2002 was $3.2 million, $1.4 million, and $147 thousand, respectively.

Mortgage Repurchase Commitments

In the ordinary course of business, the mortgage operation is exposed to liability under representations and warranties made to purchasers and insurers of mortgages and the purchasers of servicing rights. Under certain circumstances, the mortgage operations are required to repurchase mortgages if there had been a breach of representations or warranties.

Legal Proceedings

On September 1, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et al. was filed in the Circuit Court for Clay County, Missouri, Case No. CV100-4263-CC, as a purported class action lawsuit alleging that the defendants violated Missouri’s Second Loans Act and Merchandising Practices Act. In July 2001, the Missouri complaint was amended to include IMH and other Impac-related entities. A plaintiffs class was certified on January 2, 2003. On June 22, 2004, the court issued an order to stay all proceedings pending the outcome of an appeal in a similar case in the Eighth Circuit.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

On February 3, 2004, a complaint captioned James and Jill Baker v. Century Financial Group, Inc, et al was filed in the Circuit Court of Clay County, Missouri, Case No. CV100-4294-CC as a purported class action lawsuit alleging that the defendants violated Missouri’s Second Loan Act and Merchandising Practices Act.

On October 2, 2001, a complaint captioned Deborah Searcy, Shirley Walker, et al. v. Impac Funding Corporation, Impac Mortgage Holdings, Inc. et. al. was filed in the Wayne County Circuit Court, State of Michigan, as a purported class action lawsuit alleging that the defendants violated Michigan’s Secondary Mortgage Loan Act, Credit Reform Act and Consumer Protection Act. A motion to dismiss an amended complaint has been filed, but not yet ruled upon.

On November 30, 2001, a complaint captioned Garry Lee Skinner and Judy Cooper Skinner, et al. v. Preferred Credit, et al. was filed in the Superior Court of Durham County, North Carolina as Case No. 1CV-05596. This is stated as a purported class action alleging a violation of the North Carolina Interest Statutes and Unfair and Deceptive Trade Practices Act when the secondary mortgage loans were originated by the defendants. A motion to dismiss the complaint was filed and granted by an order of the court dated June 9, 2004. Plaintiffs have appealed the dismissal. On January 28, 2005, plaintiffs filed a motion to dismiss us from the appeal. On February 15, 2005, the court granted the plaintiffs their motion to dismiss us from the appeal.

On July 31, 2003, a purported class action complaint captioned Frazier, et al v. Impac Funding Corp., et al, Case No. 03-2565 was filed in federal court in Tennessee. The causes of action in the action allege violations of Tennessee’s usury statute and Consumer Protection Act. A motion to dismiss the complaint was filed and not yet ruled upon. The court agreed to administratively close the case on April 5, 2004 pending an appeal in a similar case. On April 29, 2004, the court issued its order administratively closing Frazier.

On November 25, 2003, a complaint captioned Michael and Amber Stallings v. Empire Funding Home Loan Owner Trust 1997-3; U.S. Bank, National Association; and Wilmington Trust Company was filed in the United States District Court for the Western District of Tennessee, Case No. 03-2548, as a purported class action lawsuit alleging that the defendants violated Tennessee predatory lending laws governing second mortgage loans. The complaint further alleges that certain assignees of mortgage loans, including two Impac-related trusts, should be included as defendants in the lawsuit. Like the Frazier matter this case was administratively closed on April 5, 2004 pending an appeal in a similar case.

All of the above purported class action lawsuits are similar in nature in that they allege that the mortgage loan originators violated the respective state’s statutes by charging excessive fees and costs when making second mortgage loans on residential real estate. The complaints allege that IFC was a purchaser, and is a holder, along with other affiliated entities, of second mortgage loans originated by other lenders. The plaintiffs in the lawsuits are seeking damages that include disgorgement of interest paid, restitution, rescission, actual damages, statutory damages, exemplary damages, pre-judgement interest and punitive damages. No specific dollar amount of damages is specified in the complaints.

We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to its ultimate outcome. An adverse judgment in any of these matters could have a material adverse affect on us, however, no judgment in any matter is probable to occur nor is any amount of any loss from such judgment reasonably estimable at this time. As of December 31, 2004 and 2003, no reserves regarding such litigation and claims have been recorded.

On October 14, 2003, an action was filed in the Circuit Court of Cook County, Illinois as Case No. 03 CH17085 entitled Fast Forward Solutions, LLC v. Novelle Financial Services, Inc. The complaint contained allegation of a class action and alleged that the defendant sent out unsolicited faxes in violation of the Telephone Consumer Protection Act, the Illinois Consumer Fraud Act, and Illinois common law. The plaintiff was seeking statutory and treble damages. We settled this action for an immaterial amount and the matter was dismissed on January 31, 2005.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

We are a party to other litigation and claims which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations.

Master Commitments

The mortgage operations establishes mortgage purchase commitments (master commitments) with sellers that, subject to certain conditions, entitle the seller to sell and obligate the mortgage operations to purchase a specified dollar amount of mortgages over a period generally ranging from six months to one year. The terms of each master commitment specify whether a seller may sell mortgages to the mortgage operations on a mandatory, best efforts or optional basis. Master commitments generally do not obligate the mortgage operations to purchase mortgages at a specific price, but rather provide the seller with a future outlet for the sale of its originated mortgages based on quoted prices at the time of purchase. As of December 31, 2004, the mortgage operations had outstanding short-term master commitments with 212 sellers to purchase mortgages in the aggregate principal amount of $11.6 billion over periods ranging from one month to one year, of which $7.0 billion had been purchased or committed to be purchased pursuant to rate locks. These rate-locks were made pursuant to master commitments, bulk rate-locks and other negotiated rate-locks. There is no exposure to credit loss in this type of commitment until the loans are funded, and interest rate risk associated with the short-term commitments is mitigated by the use of forward contracts to sell loans to investors.

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

Following the issuance of a specific rate-lock the mortgage operations are subject to the risk of interest rate fluctuations and enter into derivatives to diminish such risk. Interest rate risk management transactions may include mandatory or optional forward sales of mortgages or mortgage-backed securities, interest rate caps, floors and swaps, mandatory forward sales, mandatory or optional sales of futures and other financial futures transactions. The nature and quantity of derivative transactions are determined by management based on various factors, including market conditions and the expected volume of mortgage purchases.

Bulk and Other Rate-Locks

The mortgage operations also acquire mortgages from sellers that are not purchased pursuant to master commitments. These purchases may be made on an individual rate-lock basis. Bulk rate-locks may obligate the seller to sell and the mortgage operations to purchase a specific group of mortgages, generally ranging from $500 thousand to $125.0 million in aggregate committed principal amount, at set prices on specific dates. Bulk rate-locks enable the mortgage operations to acquire substantial quantities of mortgages on a more immediate basis. The specific pricing, delivery and program requirements of these purchases are determined by negotiation between the parties but are generally in accordance with the provisions of our seller/servicer guide. Due to the active presence of investment banks and other substantial investors in this area, bulk pricing is extremely competitive. Mortgages are also purchased from individual sellers, typically smaller originators of mortgages, who do not wish to sell pursuant to either a master commitment or bulk rate-lock. The terms of these individual purchases are based primarily on our seller/servicer guide and standard pricing provisions.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

Mandatory, Best-Efforts and Optional Rate-Lock

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

Other Commitments

As of December 31, 2004, the mortgage operations had $47.3 million in outstanding commitments to sell mortgages through mortgage-backed securities. These commitments allow the mortgage operations to enter into mandatory commitments when the mortgage operations notify the investor of its intent to exercise a portion of the forward delivery contracts. The mortgage operations were not obligated under mandatory commitments to deliver loans to such investors as of December 31, 2004. The credit risk of forward contracts relates to the counter-parties ability to perform under the contract. We evaluate counter-parties based on their ability to perform prior to entering into any agreements.

As of December 31, 2004, the mortgage operations had written option contracts and swaps with an outstanding principal balance of $18.7 million and $34.9 million, respectively. The mortgage operations may sell, call or buy put options on U.S. Treasury bonds and mortgage-backed securities. The risk in writing a call option is that the mortgage operations give up the opportunity for profit if the market price of the mortgages increases and the option is exercised. The mortgage operations also has the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium paid for the put option.

Note O—Derivative Instruments

Our primary objective is to limit exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate CMO borrowings, and in the variability of the value of mortgage loans held-for-sale as we enter into rate lock commitments and purchase commitments. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management program is formulated with the intent to mitigate the potential adverse effects of changing interest rates on cash flows on CMO borrowings and the value of mortgages held-for-sale. To mitigate exposure to the effect of changing interest rates, we purchase derivative instruments primarily in the form of swaps and, to a lesser extent, caps, and floors.

Included in other assets on the consolidated balance sheets as of December 31, 2004 and 2003 are $103.3 million and $15.4 million of derivative assets, respectively. Derivative assets include cash margin balances placed with third parties of $7.9 million and $9.6 million as of December 31, 2004 and 2003, respectively. Included in other liabilities on the consolidated balance sheets as of December 31, 2004 and 2003 are $4.4 million and $14.7 million of derivative liabilities, respectively.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

Note P—Stock Option Plans

Grants under stock option plans are made and administered by the board of directors. We currently have a 1995 Stock Option, Deferred Stock and Restricted Stock Plan (1995 Plan) and a 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), collectively, (the stock plans). Each stock plan provides for the grant of ISOs, NQSOs, deferred stock, and restricted stock, and, in the case of the 2001 Plan, dividend equivalent rights and, in the case of the 1995 Plan, stock appreciation rights and limited stock appreciation rights awards (awards). The total number of shares initially reserved and available for issuance under the 2001 Plan was 1.0 million shares. However, on the beginning of each calendar year the maximum number of shares available for issuance may increase by 3.5% of the total number of shares of stock outstanding or a lesser amount determined by the board of directors. Pursuant to this provision, in 2004, 2003, and 2002, under the 2001 Plan an additional, 2.0 million, 1.5 million, and 1.1 million shares, respectively, were available for grant. Unless previously terminated by the board of directors, no options or awards may be granted. At December 31, 2004, the total number of shares reserved and available for issuance under the 1995 Plan is 11,891 shares and under the 2001 Plan is 989,382 shares. Unless previously terminated by the board of directors, no options or awards may be granted under the 1995 Plan after August 31, 2005 and under the 2001 Plan after March 27, 2011

Options granted under the stock plans will become exercisable in accordance with the terms of the grant made by the board of directors. Awards will be subject to the terms and restrictions of the award made by the board of directors. The board of directors has discretionary authority to select participants from among eligible persons and to determine at the time an option or award is granted and, in the case of options, whether it is intended to be an ISO or a NQSO, and when and in what increments shares covered by the option may be purchased. Option transactions for the periods indicated are summarized as follows:

	For the year ended December 31,
	2004		2003		2002
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	3,395,445	$10.59	2,446,427	$7.88	1,634,501	$5.99
Options granted	1,536,000	22.91	1,548,000	14.27	962,750	10.88
Options exercised	(345,893)	10.71	(520,978)	8.74	(150,824)	6.59
Options forfeited/cancelled	(151,668)	19.90	(78,004)	10.68	—	—

Options outstanding at end of year	4,433,884	$14.53	3,395,445	$10.59	2,446,427	$7.88

The following table presents information about fixed stock options outstanding at December 31, 2004:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
$ 3.85	22,500	6.08	$3.85	22,500	$3.85
4.18	652,500	6.24	4.18	652,500	4.18
4.44 –9.42	374,094	2.54	7.58	374,094	7.58
10.54	22,668	1.33	10.54	6,000	10.54
10.95	550,286	1.58	10.95	278,591	10.95
11.80	2,500	0.73	11.80	2,500	11.80
14.27	1,372,836	2.58	14.27	401,826	14.27
21.77	40,000	9.47	21.77	—	—
22.83	841,500	3.58	22.83	—	—
23.10	555,000	3.59	23.10	—	—

3.85 -23.10	4,433,884	3.38	14.53	1,738,011	8.36

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

Note Q—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the year ended December 31,
	2004	2003	2002
Numerator for basic earnings (loss) per share:
Net earnings	$257,637	$148,979	$40,347
Less: Cash dividends on cumulative redeemable preferred stock	(3,750)	—	—

Net earnings available to common stockholders	$253,887	$148,979	$40,347

Denominator for basic earnings (loss) per share:
Basic weighted average number of common shares outstanding during the period	66,967	50,732	40,099

Denominator for diluted earnings (loss) per share:
Diluted weighted average number of common shares outstanding during the period	66,967	50,732	40,099
Net effect of dilutive stock options	1,277	1,047	674

Diluted weighted average common shares	68,244	51,779	40,773

Net earnings per share:
Basic	$3.79	$2.94	$1.01

Diluted	$3.72	$2.88	$0.99

The anti-dilutive effects of stock options outstanding as of December 31, 2004, 2003 and 2002 was 612 thousand, none, and 406 thousand, respectively.

Note R—Quarterly Financial Data (unaudited)

Selected quarterly financial data for 2004 follows:

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
Interest income	$250,372	$210,388	$160,719	$134,137
Interest expense	160,683	114,967	75,269	61,614
Net interest income	89,689	95,421	85,450	72,523
Provision (benefit) for loan losses	6,149	(229)	15,282	9,725
Non-interest income (expense)	66,034	(89,608)	98,268	(33,918)
Non-interest expense	31,836	24,795	28,094	24,020
Income taxes	3,371	(9,436)	(2,872)	(4,513)
Net earnings (loss)	114,367	(9,317)	143,214	9,373
Net earnings (loss) per share – diluted (1)	1.52	(0.15)	2.17	0.15
Dividends declared per share	0.75	0.75	0.75	0.65

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

Selected quarterly financial data for 2003 follows:

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
Interest income	$112,684	$100,995	$89,667	$82,370
Interest expense	56,825	52,695	53,772	45,717
Net interest income	55,859	48,300	35,895	36,653
Provision for loan losses	3,490	7,820	7,059	6,484
Non-interest income (expense)	15,038	27,922	5,090	(3,517)
Non-interest expense	25,338	19,846	1,778	1,843
Income taxes	(5,381)	3,984	—	—
Net earnings	47,450	44,572	32,148	24,809
Net earnings per share – diluted (1)	0.86	0.84	0.63	0.52
Dividends declared per share	0.55	0.50	0.50	0.50

(1)	Diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

Note S—Schedule of Mortgage Loans on Real Estate

	For the year ended December 31,
	2004	2003	2002
Beginning Balance	$9,296,893	$5,215,731	$2,242,035
Additions:
Loans retained and originated	17,368,376	6,078,378	3,917,056
Additions of premiums	333,669	51,859	64,507
Loans transferred from mortgages held-for-sale	—	269,679	—

Total additions	17,702,045	6,399,916	3,981,563

Deductions :
Principal paydowns	(4,666,671)	(2,148,153)	(969,243)
Loans transferred to mortgages held-for-sale	(269,679)	—	—
Loans sold to third parties	—	(89,949)	—
Amortization of premiums	(130,851)	(44,482)	(23,344)
Transfers to other real estate owned	(36,145)	(36,170)	(15,280)

Total deductions	(5,103,346)	(2,318,754)	(1,007,867)

Ending Balance	$21,895,592	$9,296,893	$5,215,731

Characteristics of our CMO collateral and loans held-for-investment at December 31, 2004, which consisted primarily of Alt-A mortgages (dollar amounts in thousands):

Original Loan Amounts	Number of Mortgage Loans	Aggregate Principal Balance	Maturity Date	Percent of Total
$50,000 or less	2,480	$79,490	6/07 – 1/35%	0.37
$50,001 to $100,000	8,277	652,622	10/10 – 1/35	3.02
$100,001 to $150,000	14,889	1,852,949	10/03 –1/35	8.57
$150,001 to $200,000	14,071	2,444,224	11/03 –1/35	11.30
$200,001 to $250,000	11,522	2,573,413	2/12 – 1/35	11.90
$250,001 to $300,000	10,015	2,734,930	2/12 – 1/35	12.65
$300,001 to $350,000	7,614	2,452,943	3/12 – 1/35	11.34
$350,001 to $400,000	5,553	2,075,062	6/17 – 1/35	9.60
$400,001 to $450,000	3,356	1,420,290	4/14 – 1/35	6.57
$450,001 to $500,000	2,805	1,329,507	11/34 –12/34	6.15
$500,001 to $550,000	1,592	833,683	9/09 – 5/32	3.86
$550,001 to $600,000	1,277	732,545	11/17 – 1/35	3.39
$600,001 to $650,000	1,183	743,768	6/17 – 1/35	3.44
$650,000 or more	1,829	1,699,502	11/17 – 1/35	7.84

	86,463	21,624,928	—%	100.00

Unamortized net premiums on mortgages		286,949
REO transfers pending		(16,285)

Total CMO collateral and mortgages held-for-investment		$21,895,592

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

Interest Rate Ranges	Number of Mortgage Loans	Aggregate Principal Balance	Percent Total
4% or less	2,787	$845,336	%3.91
4.01% to 4.5%	7,987	2,304,904	10.66
4.51% to 5.0%	15,058	4,340,837	20.07
5.01% to 5.5%	15,419	4,471,241	20.68
5.51% to 6.0%	14,373	3,775,223	17.46
6.01% to 6.5%	9,633	2,305,715	10.66
6.51% to 7.0%	7,395	1,653,356	7.65
7.01% to 7.5%	3,988	781,543	3.61
7.51% to 8.0%	2,594	456,547	2.11
8.01% to 8.5%	1,306	202,367	0.94
8.51% to 9.0%	1,226	156,387	0.72
9.01% to 9.5%	721	69,604	0.32
9.51% or more	3,976	261,868	1.21

	86,463	21,624,928%	100.00

Unamortized net premiums on mortgages		286,949
REO transfers pending		(16,285)

Total CMO collateral and mortgages held-for-investment		$21,895,592

The geographic distribution of the Company’s CMO collateral and loans held-for-investment at December 31, 2004 was as follows:

Geographic Location	Number of Mortgage Loans	Aggregate Principal Balance	Percent Total
CA	43,431	$13,418,271%	62.05
FL	9,866	1,764,466	8.16
VA	2,299	555,170	2.57
NV	2,376	503,833	2.33
AZ	2,843	495,113	2.29
CO	2,005	414,446	1.92
MD	1,828	414,064	1.91
NY	1,321	388,031	1.79
NJ	1,579	372,332	1.72
IL	1,830	363,562	1.68
Other	17,085	2,935,640	13.58

	86,463	21,624,928%	100.00

Unamortized net premiums on mortgages		286,949
REO transfers pending		(16,285)

Total CMO collateral and mortgages held-for-investment		$21,895,592

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

Note T - Impac Funding Corporation

The following condensed financial information summarizes the results of operations of Impac Funding Corporation for the period indicated:

Condensed Consolidated Statement of Operations

(in thousands)

For the year ended December 31, 2002
Net interest income:
Total interest income	$30,393
Total interest expense	22,125

Net interest income	8,268

Non-interest income:
Gain on sale of loans	65,930
Loan servicing income	5,774
Other income	276

Total non-interest income	71,980

Non-interest expense:
General and administrative and other expense	43,748
Amortization of mortgage servicing rights	4,059
Provision for repurchases	2,806
Impairment of mortgage servicing rights	855
Write-down of securities available-for-sale	—

Total non-interest expense	51,468

Earnings before income taxes	28,780
Income taxes	12,147

Net earnings	$16,633

Note U – Redeemable Preferred Stock

On May 28, 2004, the Company sold 2.0 million shares of Series B Cumulative Redeemable Preferred Stock, raising $48.3 million in net proceeds. The shares have a liquidation value of $25.00 per share and will pay an annual coupon of 9.375%. The shares are redeemable at the Company’s option, in whole or in part, on or after May 28, 2009 except in limited circumstances to preserve the Company’s REIT status.

On November 18, 2004, the Company sold 4.0 million shares of Series C Cumulative Redeemable Preferred Stock, raising $96.6 million in net proceeds. The shares have a liquidation value of $25.00 per share and will pay an annual coupon of 9.125%. The shares are redeemable at the Company’s option, in whole or in part, on or after November 23, 2009 except in limited circumstances to preserve the Company’s REIT status. The Company granted its underwriters an option, exercisable for 30 days, to purchase up to an additional 300,000 shares to cover over-allotments, if any. On December 7, 2004 the underwriters exercised their options for 300,000 shares in over-allotments resulting in net proceeds of $7.3 million.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

(the 2004 financial statements are unaudited and the 2003 and 2002 financial statements have been derived from the audited financial statements)

Note V – Subsequent Events

In March 2005 the Company entered into a lease agreement under which its corporate headquarters will move from its present location to a new, larger facility in Irvine, California. The lease agreement includes an option to lease another building and a right of first offer to lease additional buildings. The lease term is a period of ten years beginning after the completion of the first building and related tenant improvements, which is anticipated to be in the first quarter of 2006. The aggregate rent for the term of the lease for the first building is approximately $69 million.