Form 10-K/A
period 2004-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2005-04-29
CIK 1000298

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to include the information required by Part III of Form 10-K, which was omitted from our annual report on Form 10-K for the year ended December 31, 2004, as originally filed on March 31, 2005 (the “Form 10-K”). In connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including currently dated certifications. Except as described above, no other amendments are being made to the Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

Upon completion of management’s assessment of the effectiveness of our internal control over financial reporting and the receipt of the audit reports of KPMG LLP (“KPMG”), our independent registered public accounting firm, in connection with the audit of our financial statements for the year ended December 31, 2004 and the audit of management’s assessment of internal control over financial reporting, we will file an amended annual report on Form 10-K/A to include these reports and audited financial statements.

IMPAC MORTGAGE HOLDINGS, INC.

2004 FORM 10-K/A ANNUAL REPORT

PART III

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	POSITION
Joseph R. Tomkinson	57	Chairman of the Board, Chief Executive Officer and Director of IMH, IFC and IWLG
William S. Ashmore	55	President, Chief Operating Officer and Director of IMH and President and Director of IFC and IWLG
Richard J. Johnson	42	Executive Vice President and Chief Financial Officer of IMH, IFC and IWLG, and Director of IFC and IWLG
Ronald M. Morrison	54	General Counsel, Executive Vice President and Secretary of IMH, IFC and IWLG
Gretchen D. Verdugo	40	Executive Vice President and Chief Accounting Officer of IMH and IFC
James Walsh	55	Director
Frank P. Filipps	57	Director
Stephan R. Peers	52	Director
William E. Rose	37	Director
Leigh J. Abrams	62	Director

Joseph R. Tomkinson has been Chairman of the Board since April 1998 and Chief Executive Officer and a Director of IMH and Chairman of the Board and Chief Executive Officer and Director of IFC, also known as the mortgage operations, and IWLG also known as the warehouse lending operations, since their formation. From August 1995 to April 1998, he was Vice Chairman of the Board of IMH. From February 1997 to May 1999, he was Chairman of the Board and Chief Executive Officer of Impac Commercial Holdings, Inc. (“ICH”), a real estate investment trust investing in commercial mortgage assets, and Impac Commercial Capital Corporation (“ICCC”), ICH’s conduit operations. He served as President and Chief Operating Officer of Imperial Credit Industries, Inc. (“ICII”) from January 1992 to February 1996, and from 1986 to January 1992, he was President of Imperial Bank Mortgage, one of the divisions that later was combined to become ICII in 1992. He was a Director of ICII from December 1991 to June of 1999. Mr. Tomkinson brings over 28 years of combined experience in real estate, real estate financing and mortgage banking.

William S. Ashmore has been President and Chief Operating Officer of IMH since its formation, President and Chief Operating Officer of our mortgage operations, its taxable subsidiary, since March 1997, and a Director of our mortgage operations since its formation. He has been President and a Director of our warehouse lending operations since its formation. In July 1997, he became a Director of IMH. From February 1997 to May 1999, he was the President and Chief Operating Officer of ICH. From August 1993 to February 1996, he was Executive Vice President and Director of Secondary Marketing at ICII, having been its Senior Vice President of Secondary Marketing since January 1988. From 1985 to 1987, he was Chief Executive Officer and Vice Chairman of the Board of Century National Mortgage Corporation, a wholesale mortgage banking company. Mr. Ashmore brings over 28 years of combined experience in real estate, asset/liability risk management and mortgage banking.

Richard J. Johnson is the Executive Vice President and Chief Financial Officer of IMH, our mortgage operations and our warehouse lending operations. He has held these positions at all three entities since their formation with the exception of the position of Executive Vice President of IMH, which he attained in January 1998. In February of 1996 he was appointed as a Director of our warehouse lending operations. From February 1997 to

May 1999, he was the Executive Vice President and Chief Financial Officer of ICH and ICCC. From September 1992 to March 1995, he was Senior Vice President and Chief Financial Officer of ICII. From November 1989 to September 1992, he was Vice President and Controller of ICII.

Ronald M. Morrison became General Counsel of IMH in July 1998. In July 1998 he was also elected Secretary of IMH and in August 1998 he was elected Secretary of our mortgage operations and our warehouse lending operations. From August 1998 to May 1999, he was also General Counsel and Secretary of ICH and ICCC. From 1978 until joining IMH, Mr. Morrison was a partner at the law firm of Morrison & Smith.

Gretchen Verdugo, Executive Vice President and Chief Accounting Officer of IMH and IFC, joined the Impac Companies as the Senior Vice President and Chief Accounting Officer in August 1997. Throughout her tenure with IMH, Ms. Verdugo has served on the Company’s Executive, Asset Liability Management and Human Resource committees. From November 2000 to February 2005, Ms. Verdugo was Executive Vice President of IWLG. Effective February 2005, Ms. Verdugo transitioned from her leadership position at IWLG to Executive Vice President and Chief Accounting Officer of IMH and IFC. From 1996 to August 1997, Ms. Verdugo was a Senior Manager in the Mortgage and Structured Finance Group at KPMG LLP. Ms. Verdugo’s qualifications include 20 years of financial, management and mortgage industry experience. Ms. Verdugo is a Certified Public Accountant and received her bachelor’s degree in Business Administration with an emphasis in Accountancy from the California State University at Long Beach.

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

Frank P. Filipps has been a Director of IMH since August 1995. In June 1999, he was elected Chairman and Chief Executive Officer of Radian Group, Inc. (NYSE: RDN) and its principal subsidiary, Radian Guaranty, Inc. (collectively, “Radian”), which were formed through a merger of Amerin and Commonwealth Mortgage Assurance Company (“CMAC”). Radian provides private mortgage insurance coverage on residential mortgage loans. Effective as of April 30, 2005, Mr. Filipps will have retired from Radian. From January 1995 to June 1999, he served as Chairman, President and Chief Executive Officer of CMAC. In 1995, he was elected President and Director of CMAC Investment Corporation (NYSE: CMT) and in January 1996 he was elected Chief Executive Officer of CMAC Investment Corporation. Mr. Filipps originally joined CMAC in 1992 as Senior Vice President and Chief Financial Officer and became Executive Vice President and Chief Operating Officer in 1994. Mr. Filipps has been a director and a member of the compensation committee of the board of directors of Primus Guaranty, Ltd. (NYSE: PRS), a holding company primarily engaged in selling credit protection against investment grade credit obligations of corporate and sovereign entities, since September 2004.

Stephan R. Peers has been a Director of IMH since October 1995. From September 2001 to January 2005, Mr. Peers was a Managing Director of Sandler O’Neill & Partners, an investment banking firm. From March 2000 to May 2001, Mr. Peers was a Managing Director at Bear, Stearns & Co., Inc. From April 1995 to March 2000, he was an Executive Vice President of International Strategic Finance Corporation, Ltd., where he performed corporate finance services for overseas and domestic companies. From January 1998 to June 1998, he was an executive at Aames Financial Corporation, a mortgage loan company. From April 1989 to April 1995, Mr. Peers was a Vice President in corporate finance at Montgomery Securities where he specialized in financial services institutions.

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

Leigh J. Abrams has been a Director of IMH since April 2001. Since August 1979, Mr. Abrams has been President, Chief Executive Officer and a Director of Drew Industries Incorporated (NYSE: DW), which manufactures a wide variety of components for recreational vehicles and manufactured homes. From May 1994 to the company’s sale and liquidation in 2002, Mr. Abrams also served as President, Chief Executive Officer and Director for LBP, Inc. Mr. Abrams, a CPA, has over 30 years of experience in corporate finance, mergers and acquisitions, and operations.

There are no family relationships between any of the directors or executive officers of IMH.

Audit Committee and Audit Committee Financial Expert

Our board of directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The audit committee consists of Frank P. Filipps, Leigh J. Abrams and William E. Rose. Our board of directors has determined that at least one person serving on the audit committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. Frank P. Filipps, the chairman of the audit committee, satisfies the “audit committee financial expert” criteria established by the Securities and Exchange Commission (“SEC”) and is independent as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

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

To our knowledge, based solely on review of the copies of such reports furnished to us during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent stockholders were satisfied by such persons, except for Gretchen Verdugo, who filed a late Form 4 reporting the sale of shares.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics. This code of ethics applies to our directors, executive officers and employees. This code of ethics is publicly available in the corporate governance section of the stockholder relations page of our website located at www.impaccompanies.com and in print upon request to the Secretary at Impac Mortgage Holdings, Inc., 1401 Dove Street, Newport Beach, California, 92660. If we make amendments to the code of ethics or grant any waiver that the SEC requires us to disclose, we will disclose the nature of such amendment or waiver on our website.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents compensation earned by our executive officers for the years ended December 31, 2004, 2003 and 2002 (the “Named Executive Officers”).

Summary Compensation Table

						Long-Term Compensation Awards		All Other Compensation ($)(6)
Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)(5)	Securities Underlying Options (Shares)(#)
Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer of IMH, IFC and IWLG	2004 2003 2002	600,000 453,107 320,427	5,657,476 4,476,652 2,827,337	(1) (1)(2) (1)(2)	710,400 506,400 436,800	— 150,000 100,000		10,096 10,357 9,662

William S. Ashmore President and Chief Operating Officer of IMH; President of IFC and IWLG	2004 2003 2002	500,000 407,742 254,533	5,882,390 4,417,146 2,402,710	(1) (1)(2) (1)(2)	586,000 416,000 358,000	100,000 150,000 100,000		10,096 10,084 8,811

Richard J. Johnson Executive Vice President and Chief Financial Officer of IMH, IFC and IWLG	2004 2003 2002	250,000 254,280 161,591	4,152,275 3,060,335 1,511,840	(1) (1) (1)	412,000 293,000 252,169	50,000 150,000 100,000		10,091 9,546 8,271

Ronald M. Morrison General Counsel and Secretary of IMH, IFC and IWLG	2004 2003 2002	220,000 230,866 215,292	93,500 — 37,337		269,000 128,000 110,408	90,000 50,000 20,000	(3)	10,011 9,919 8,736

Gretchen D. Verdugo Executive Vice President and Chief Accounting Officer of IMH and IFC	2004 2003 2002	175,479 156,683 215,348	319,969 374,959 117,132	(4) (4) (4)	5,998 5,768 5,998	5,000 50,000 20,000		9,763 9,462 8,189

(1)	Until April 1, 2003, includes incentive compensation under the previous employment agreements and, after that, the incentive compensation under the current employment agreements as described in “—Employment Agreements.”
(2)	Until April 1, 2003, includes a bonus based on IFC’s total loan production, not to exceed base salary.
(3)	All 90,000 stock options were granted with DERs.
(4)	Includes a quarterly bonus based on average outstanding warehouse advances to non-affiliated clients.
(5)	Includes a car allowance and non-preferential cash payments based on DER awards attached to options granted through 2001 of which the following amounts were paid in 2004, 2003 and 2002, respectively: Mr. Tomkinson– $696,000, $492,000 and $422,400, Mr. Ashmore–$580,000, $410,000 and $352,000, Mr. Johnson–$406,000, $287,000 and $246,400, and Mr. Morrison–$264,000, $123,000 and $105,600.
(6)	For 2004, consists of group term-life insurance payments and 401(k) contributions, respectively, as follows: Mr. Tomkinson–$1,384 and $8,712, Mr. Ashmore–$1,384 and $8,712, Mr. Johnson–$1,379 and $8,712, Mr. Morrison–$1,299 and $8,712 and Ms. Verdugo–$1,051 and $8,712.

The following table sets forth information concerning individual grants of stock options in 2004 to the Named Executive Officers:

Option Grants in Last Fiscal Year

	Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(5)
Name	Number of Securities Underlying Options Granted(#)(1)		Percent of Total Options Granted to Employees(2)	Exercise or Base Price ($/Share)(3)	Expiration Date		5%	10%
Joseph R. Tomkinson	—		—	—	—		—	—
William S. Ashmore	100,000		7.49%	23.10	08/02/08	(4)	497,819	1,072,071
Richard J. Johnson	50,000		3.74%	23.10	08/02/08	(4)	248,910	536,036
Ronald M. Morrison	90,000	(7)	6.74%	22.51	08/02/08 and 06/22/14	(6)	796,551	1,923,866
Gretchen D. Verdugo	5,000		0.37%	23.10	08/02/08	(4)	24,891	53,604

(1)	Options vest equally over a three-year period commencing one year after the date of grant.
(2)	The total number of options granted to our employees, excluding 200,000 shares underlying options granted to non-employee directors, during 2004 was 1,336,000.
(3)	The exercise price per share of options granted represents the fair market value of the underlying shares of common stock on the date the options were granted.
(4)	Such stock options expire four years from the date of grant.
(5)	In order to comply with the rules of the SEC, we are including the gains or “option spreads” that would exist for the respective options we granted to the named executive officers. We calculated these gains by assuming an annual compound stock price appreciation of 5% and 10% from the date of the option grant until the termination date of the option. These gains do not represent our estimate or projection of the future price of the common stock.
(6)	40,000 stock options expire ten years from the date of grant and 50,000 stock options expire four years from the date of grant.
(7)	All 90,000 stock options were granted with DERs.

The following table sets forth information concerning option exercises in 2004 and option values as of year-end 2004 to the Named Executive Officers:

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year End Option Values

	Shares Acquired on Exercise (#) (1)	Value Realized ($)(2)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (3)
			Exercisable	Un-exercisable	Exercisable	Un-exercisable
Joseph R. Tomkinson	64,930	802,671	371,736	133,334	5,924,548	1,230,674
William S. Ashmore	—	—	316,667	233,334	5,008,339	1,230,674
Richard J. Johnson	9,132	124,743	247,535	183,334	3,791,912	1,230,674
Ronald M. Morrison	—	—	96,666	130,001	1,317,495	394,143
Gretchen D. Verdugo	5,000	81,250	30,000	45,001	318,070	358,143

(1)	Shares acquired on exercise includes all shares underlying the stock option or portion of the option, exercised without deducting shares held to satisfy tax obligations, if any, sold to pay the exercise price or otherwise disposed of.
(2)	The value realized of exercised options is the product of (a) the excess of the per share fair market value of the common stock on the date of exercise over the per share option exercise price and (b) the number of shares acquired upon exercise.
(3)	The value of unexercised “in-the-money” options is based on a price per share of $22.67, which was the price of a share of common stock as quoted on the New York Stock Exchange at the close of business on December 31, 2004, minus the exercise price, multiplied by the number of shares underlying the option.

Compensation of Directors

We pay an annual director’s fee of $20,000 to unaffiliated directors, an additional $1,000 for each meeting attended and reimbursement for costs and expenses for attending such meetings. We pay a quarterly fee of $1,000 to each audit committee member and $1,300 to the chairman of the audit committee. Members of the board of directors are also eligible to receive awards under our stock plans and receive quarterly dividend equivalent rights, or “DERS.” Messrs. Tomkinson and Ashmore received no additional compensation for their services as directors.

Employment Agreements

On April 1 2003, employment agreements between IFC and each Joseph R. Tomkinson, William S. Ashmore and Richard J. Johnson (the “Employment Agreements”) became effective. Each agreement, unless terminated earlier pursuant to the terms of such agreement, expires on December 31, 2007.

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

Incentive Compensation. Each executive officer receives incentive compensation, which is paid to each executive officer in an amount equal to our excess income, which is the greater of zero or net income, minus the product of (i) the ten year U.S. treasury rate plus 200 basis points and (ii) the average net worth multiplied by the number of days in the quarter and divided by 365, multiplied by 4.0875% in the case of Joseph Tomkinson, 4.25% in the case of William Ashmore, and 3.0% in the case of Richard Johnson. On September 9, 2004, Impac Funding Corporation entered into an amendment to the Employment Agreements. The amendment to each Employment Agreement, each effective as of May 25, 2004, changed the definitions for net income and average net worth to take into account preferred stock equity of IMH. As amended, net income is, at any date of determination, determined in accordance with the then-current tax law after the deduction of dividends, whether declared or paid on any of IMH’s preferred stock equity during the period; however, before the total incentive compensation is paid to such officers, net income calculation shall be adjusted for the deduction for dividends paid on IMH’s common stock equity and any net operating loss deductions arising from prior periods.

As amended, average net worth is, for any quarter, IMH’s accumulated net worth of $514.8 million at December 31, 2002 plus subsequent to December 31, 2002, the weighted average daily sum of the gross proceeds from any sale of IMH’s common stock equity, before deducting any underwriting discounts and commissions and other expenses; plus the average balance quarter-to-date of the retained earnings for the quarter; less the weighted average daily sum of the gross proceeds used to repurchase IMH’s stock, less the average balance quarter-to-date of the cumulative dividends declared on both IMH’s common and preferred stock equity; plus an amount equal to the prior period losses, as defined in the Employment Agreements. The ten year U.S. treasury rate is generally the arithmetic average of the weekly per annum ten year average yields published by the Federal Reserve Board during the quarter.

The incentive compensation will generally be calculated and reviewed by the compensation committee and IMH’s independent registered public accounting firm within 30 days after each quarter. The incentive compensation will be paid in cash, and the executive officers may elect to defer any component of their compensation in an approved, Company sponsored, deferred compensation plan.

Severance Compensation. If the executive officer’s employment is terminated for any reason, other than without cause or good reason (as such terms are defined in the agreement), the executive officer will receive his base compensation, benefits, and pro rata incentive compensation through the termination date. In addition, if the executive officer is terminated without cause or if the executive resigns with good reason, the executive officer will receive the following:

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

Effective February 2005, Gretchen Verdugo, an Executive Vice President of the Company, was appointed as Executive Vice President, Chief Accounting Officer of the Company. Pursuant to the terms of her employment, which are effective retroactively as of February 1, 2005, Ms. Verdugo has been appointed for a term of three years with a base salary of $250,000 per year and she is eligible to receive an incentive bonus of up to 120% of her base salary. Ms. Verdugo is also eligible to receive stock options under IMH’s approved stock option plan. If Ms. Verdugo is terminated without cause and under certain conditions if Ms. Verdugo terminates the agreement, she will receive 12 months of her base salary and in some circumstances will receive bonus incentive along with health benefits to be paid out proportionally over a 12 month period, and her options will continue to vest for 12 months.

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

Stock Option, Deferred Stock and Restricted Stock Plans

Our 1995 Stock Option, Deferred Stock and Restricted Stock Plan (the “1995 Stock Option Plan”) provides for the grant of qualified incentive stock options (“ISOs”) that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, options not qualified (“NQSOs”), deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights awards. During 2001, the board of directors and stockholders approved a new Stock Option, Deferred Stock and Restricted Stock Plan (the “2001 Stock Option Plan” and together with the 1995 Stock Option Plan the “Stock Option Plans”). The 2001 Stock Option Plan provides for the grant of ISOs that meet the requirements of Section 422 of the Code, NQSOs, deferred stock and restricted stock awards and dividend equivalent rights.

The Stock Option Plans are administered by the board of directors or a committee of the board (the “Administrator”). ISOs may be granted to the officers and key employees of IMH. NQSOs and awards may be granted to the directors, officers and key employees of IMH or any of its subsidiaries. The exercise price for any

NQSO or ISO granted under either of the Stock Option Plans may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the fair market value of the shares of common stock at the time the NQSO or ISO is granted. The purpose of each of the Stock Option Plans is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to those whose job performance affects IMH.

Under current law, ISOs may not be granted to any individual who is not also an officer or employee of IMH, or any of its subsidiaries. To ensure that we qualify as a real estate investment trust, the Stock Option Plans provide that no options may be granted to any person who, assuming exercise of all options held by such person, would own or be deemed to own more than 9.5% of our outstanding shares of common stock.

Each option must terminate no more than 10 years from the date it is granted (or 5 years in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the combined voting power of our outstanding common stock). Options may be granted on terms providing for exercise in whole or in part at any time or times during their respective terms, or only in specified percentages at stated time periods or intervals during the term of the option, as determined by the Administrator.

Options granted under the Stock Option Plans will become exercisable in accordance with the terms of the grant made by the Administrator. Awards will be subject to the terms and restrictions made by the Administrator. The Administrator has discretionary authority to select participants from among eligible persons and to determine at the time an option or award is granted and, in the case of options, whether it is intended to be an ISO or a NQSO, and when and in what increments shares covered by the option may be purchased.

The board of directors may from time to time revise or amend either of the Stock Option Plans, and may suspend or discontinue either any time. However, no such revision or amendment may impair the rights of any participant under any outstanding award without his consent or may, without stockholder approval, increase the number of shares subject to either of the Stock Option Plans or decrease the exercise price of a stock option to less than 100% of fair market value on the date of grant, with the exception of adjustments resulting from changes in capitalization, materially modify the class of participants eligible to receive options or awards under the Stock Option Plans, materially increase the benefits accruing to participants under the Stock Option Plans or extend the maximum option term under the Stock Option Plans.

1995 Stock Option Plan

Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the 1995 Stock Option Plan currently authorizes the grant of options to purchase, and awards of, up to 1,200,000 shares. As of March 31, 2005, options to purchase 760,167 shares were outstanding. The Board of Directors does not intend to grant any further options under the 1995 Stock Option Plan. If an option granted under the 1995 Stock Option Plan expires or terminates, or an award is forfeited, the shares subject to any unexercised portion of such option or award will again become available for the issuance of further options or awards under the 1995 Stock Option Plan. Unless previously terminated by the board of directors, no options or awards may be granted under the 1995 Stock Option Plan after August 30, 2005, but any outstanding options at that time may be exercised after that date. The Board of Directors does not intend to grant any further options under the 1995 Stock Option Plan.

The exercise price of any option granted under the 1995 Stock Option Plan is payable in full by (1) cash payment, (2) surrender of shares of our common stock already owned by the option holder having a market value equal to the aggregate exercise price of all shares to be purchased including, in the case of the exercise of NQSOs, restricted stock subject to an award under the 1995 Stock Option Plan, (3) cancellation of indebtedness owed by IMH to the option holder, (4) a full recourse promissory note executed by the option holder, or (5) any combination of the foregoing. The terms of any promissory note may be changed from time to time by the board of directors to comply with applicable United States Internal Revenue Service or Securities and Exchange Commission regulations or other relevant pronouncements.

In the event of a change in control, all stock options, any stock appreciation rights outstanding for at least six months, restricted stock, deferred stock and performance share awards will fully vest and the value of all such awards will be cashed out by payment of cash or other property, as determined by the Administrator, on the basis of a “change of control price.” Furthermore, any indebtedness incurred in connection with the 1995 Stock Option Plan will be forgiven. A “change of control” generally occurs when (i) any person becomes the beneficial owner, directly or indirectly, of 30% or more of the combined voting power of our securities, (ii) during any consecutive two-year period, individuals who at the beginning of such period constitute the board of directors, and any new director, with certain exceptions, who was approved by at least two-thirds of the directors still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the board of directors, (iii) in some circumstances, the stockholders approve a merger or consolidation, or (iv) the stockholders approve the complete liquidation, sale or disposition of all or substantially all of our assets. The “change of control price” generally means the higher of (i) the highest price per share paid or offered in any transaction related to a change of control or (ii) the highest price per share paid in any transaction reported on the exchange on which our common stock is listed at any time preceding the 60 day period as determined by the Administrator.

2001 Stock Option Plan

Subject to adjustment provisions for stock splits, stock dividends and similar events, the 2001 Stock Option Plan authorizes the grant of options to purchase, and awards of, up to 1,000,000 shares; however, on January 1 of each year such maximum aggregate number of shares of stock may be increased by an amount equal to the lesser (a) 3.5% of the total number of shares of stock outstanding on such anniversary date, and (b) a lesser amount as determined by the board of directors; provided, further, that of such amount the maximum aggregate number of ISOs shall be increased on January 1 of each year by an amount equal to the lesser of (a) 3.5% of the total number of shares of stock outstanding on such anniversary date, and (b) 3.5% of the total number of shares of stock outstanding on the effective date of the Plan (the “Evergreen Provision”). The aggregate maximum number of shares underlying stock options granted to any eligible employee during any fiscal year may not exceed 1,500,000 shares (subject to adjustment from time to time in accordance with the terms of the plan). If an option granted under the 2001 Stock Option Plan expires or terminates, or an award is forfeited, the shares subject to any unexercised portion of such option or award will again become available for the issuance of further options or awards under the 2001 Stock Option Plan. As of March 31, 2005, 3,627,520 shares underlying options were available for grant under the 2001 Stock Option Plan.

The exercise price of any option granted under the 2001 Stock Option Plan is payable in full by (1) cash payment, (2) surrender of shares of our common stock already owned by the option holder having a market value equal to the aggregate exercise price of all shares to be purchased including, in the case of the exercise of NQSOs, restricted stock subject to an award under the Stock Option Plan, (3) cancellation of indebtedness owed by us to the option holder, (4) a full recourse promissory note executed by the option holder, or (5) any combination of the foregoing. In the case of ISOs, however, the right to make payment in the form of already owned shares of common stock must be authorized at time of grant of such ISOs. The terms of any promissory note may be changed from time to time by the board of directors to comply with applicable United States Internal Revenue Service or Securities and Exchange Commission regulations or other relevant pronouncements.

The 2001 Stock Option Plan permits us to make loans available to stock option holders in the same manner as described above for the 1995 Stock Option Plan.

Unless previously terminated by the board of directors, no options or awards may be granted under the 2001 Stock Option Plan after March 27, 2011.

Under the 2001 Stock Option Plan, dividend equivalent rights may accompany awards granted to a participant. These rights entitle a participant to receive cash, common stock or other awards equal in value to dividends paid for a specified number of shares of common stock or other periodic payments. Dividend equivalent payments typically commence on the first dividend payment date following the grant of the award and continue until the earlier of the expiration or exercise of the corresponding award.

In the event of a change in control, all stock options, restricted stock, and deferred stock may fully vest and be exercisable, the value of all such awards will be cashed out by payment of cash or other property, as determined by the Administrator, on the basis of a “change of control price” or all unexercised stock options may be terminated. Furthermore, any indebtedness incurred in connection with the 2001 Stock Option Plan may be forgiven. The

Administrator may, in the alternative, allow a successor to substitute equivalent awards or provide similar consideration. A “change of control” generally occurs when (i) any person becomes the beneficial owner, directly or indirectly, of 30% or more of the combined voting power of our securities, (ii) during any consecutive two-year period, individuals who at the beginning of such period constitute the board of directors, and any new director, with certain exceptions, who was approved by at least two-thirds of the directors still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the board of directors, (iii) in some circumstances, the stockholders approve a merger or consolidation, or (iv) the stockholders approve the complete liquidation, sale or disposition of all or substantially all of our assets. The “change of control price” generally means the higher of (i) the highest price per share paid or offered in any transaction related to a change of control or (ii) the highest price per share paid in any transaction reported on the exchange on which our common stock is listed at any time preceding the 60 day period as determined by the Administrator.

401(k) Plan

During 2004, we participated in the Impac Companies 401(k) Savings Plan (“401(k) Plan”) for all full time employees with at least six months of service, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Code. The 401(k) Plan provides that each participant may contribute from 1% to 25% of his or her salary pursuant to certain restrictions or up to $12,000 annually for 2004. We will contribute to the participant’s plan account at the end of each plan year 50% of the first 4% of salary contributed by a participant. Under the 401(k) Plan, employees may elect to enroll on the first day of any month, provided that they have been employed for at least six months.

Subject to the rules for maintaining the tax status of the 401(k) Plan, an additional company contribution may be made at our discretion, as determined by the Unaffiliated Directors. Should a discretionary contribution be made, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%. Should discretionary contribution funds remain following the allocation outlined above, any remaining company matching funds would be reallocated on the first 4% of the employee’s deferrals. We recorded approximately $775,000 for matching and discretionary contributions during 2004.

Compensation Committee Interlocks and Insider Participation

During 2004, our compensation committee consisted of Messrs. Walsh and Rose. No member of the compensation committee was, during the fiscal year, an officer or employee of IMH, nor was any member of the compensation committee formerly an officer of IMH. During 2004, IMH entered into a relationship with a limited liability company (the “LLC”), pursuant to which the LLC planned to source and sell loans to IMH. The brother of our director, James Walsh, is the managing member and 100% owner of the LLC. In anticipation of this relationship, IMH sold approximately $700,000 of equipment to the LLC. The LLC subsequently obtained an equipment lease and repaid IMH approximately $300,000 for the equipment. In January 2005, IFC entered into an asset purchase and sale agreement with the LLC. Pursuant to the terms of the agreement, IFC purchased selected equipment and furniture for approximately $1,260,000, and assumed the LLC’s obligations under the equipment lease and the lease for the LLC’s facilities in Chicago. James Walsh did not receive any portion of the purchase price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of the April 25, 2005 by (i) each director, (ii) each executive officer, and (iii) all directors and executive officers as a group. As of April 25, 2005, there were no persons known to us to beneficially own more than five percent of our common stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Joseph R. Tomkinson (2)	680,267	*
William S. Ashmore (3)	412,615	*
Richard J. Johnson (4)	366,020	*
Ronald M. Morrison (5)	125,640	*
Gretchen D. Verdugo (6)	32,766	*
James Walsh (7)	81,083	*
Frank P. Filipps (8)	98,749	*
Stephan R. Peers (9)	67,749	*
William E. Rose (10)	77,499	*
Leigh J. Abrams (11)	59,500	*
Unaffiliated directors and executive officers as a group (10 persons) (12)	2,001,888	2.61

*	Less than 1%
(1)	All named beneficial owners can be contacted at 1401 Dove Street, Newport Beach, California 92660.
(2)	Includes options to purchase 371,736 shares that were exercisable as of April 25, 2005 or have or will become exercisable within 60 days after such date.
(3)	Includes (i) options to purchase 316,667 shares that were exercisable as of April 25, 2005 or have or will become exercisable within 60 days after such date, (ii) 11,415 shares held in a profit sharing plan with Mr. Ashmore and his wife as trustees, (iii) 50,533 shares held in trust with Mr. Ashmore and his wife as trustees, and (iv) 3,325 shares held as custodian for his children.
(4)	Includes options to purchase 247,535 shares that were exercisable as of April 25, 2005 or have or will become exercisable within 60 days after such date.
(5)	Includes options to purchase 96,666 shares that were exercisable as of April 25, 2005 or have or will become exercisable within 60 days after such date.
(6)	Includes options to purchase 30,000 shares that were exercisable as of April 25, 2005 or have or will become exercisable within 60 days after such date.
(7)	Includes options to purchase 55,416 shares that were exercisable as of April 25, 2005 or have or will become exercisable within 60 days after such date.
(8)	Includes options to purchase 98,749 shares that were exercisable as of April 25, 2005 or have or will become exercisable within 60 days after such date.
(9)	Includes options to purchase 55,416 shares that were exercisable as of April 25, 2005 or have or will become exercisable within 60 days after such date.
(10)	Includes options to purchase 77,499 shares that were exercisable as of April 25, 2005 or have or will become exercisable within 60 days after such date.
(11)	Includes options to purchase 52,500 shares that were exercisable as of April 25, 2005 or have or will become exercisable within 60 days after such date.
(12)	Includes options to purchase an aggregate of 1,402,184 shares that were exercisable as of April 25, 2005 or have or will become exercisable within 60 days after such date.

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

The following table summarizes our equity compensation plan information as of December 31, 2004 with respect to outstanding awards and shares remaining available for issuance under our existing equity compensation plans. Information is included in the table as to common stock that may be issued pursuant to the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options (A)	Weighted-average exercise price of outstanding options (B)	Number of securities remaining available for future issuance (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by stockholders	4,433,884	$14.53	1,001,273	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	4,433,884	$14.53	1,001,273

(1)	The 2001 Stock Plan contains a provision whereby on January 1st of each year the maximum number of shares of stock may be increased by an amount equal to the lesser of (a) 3.5% of the total number of shares of stock outstanding on such anniversary date, and (b) a lesser amount as determined by the board of directors; provided, further, that of such amount the maximum aggregate number of ISOs shall be increased on January 1st of each year to the lesser of (a) 3.5% of the total number of shares of stock outstanding on such anniversary date, and (b) 3.5% of the total number of shares of stock outstanding on the effective date of the plan. Pursuant to this provision, the number of shares authorized for issuance under the 2001 Stock Option Plan increased by 2,629,804 on January 1, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management And Others

During 2004, IMH entered into a relationship with a limited liability company (the “LLC”), pursuant to which the LLC planned to source and sell loans to IMH. The brother of our director, James Walsh, is the managing member and 100% owner of the LLC. In anticipation of this relationship, IMH sold approximately $700,000 of equipment to the LLC. The LLC subsequently obtained an equipment lease and repaid IMH approximately $300,000 for the equipment. In January 2005, IFC entered into an asset purchase and sale agreement with the LLC. Pursuant to the terms of the agreement, IFC purchased selected equipment and furniture for approximately $1,260,000, and assumed the LLC’s obligations under the equipment lease and the lease for the LLC’s facilities in Chicago. James Walsh did not receive any portion of the purchase price.

On December 10, 2001, the mortgage operations provided William S. Ashmore, President of IFC, with a $600,000 adjustable rate mortgage to provide financing with an initial rate of 4.13%. In the opinion of management, the loan was in the ordinary course of business, substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. This loan has been included in a pool of loans as CMO collateral. As of December 31, 2004, the outstanding principal balance on the mortgage was $323,000.

IFC has entered into an insurance commitment program with Radian Guaranty, Inc. Frank P. Filipps, a director, was the Chairman and Chief Executive Officer of Radian Group, Inc. and its principal subsidiary, Radian Guaranty, Inc. until April 30, 2005. Radian Guaranty has agreed to insure mortgage loans acquired or originated by IFC that meet certain credit criteria. IFC pays Radian on a monthly basis. The amount paid depends on the number of mortgage loans insured by Radian and the credit quality of the mortgages. For the year ended December 31, 2004, IFC paid an aggregate of approximately $12.0 million to Radian in connection with the insurance program. This includes only lender paid mortgage insurance.

Sandler O’Neill & Partners, L.P. participated as an underwriter in a common stock offering of IMH in February 2004. Stephan R. Peers, a director of IMH, was a managing director of Sandler O’Neill & Partners, L.P. at the time of the offering.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended December 31, 2004, we retained KPMG LLP as our independent registered public accounting firm. The following table sets forth the aggregate fees billed to us by our principal accountant, KPMG LLP, for the periods indicated.

	For the Year Ended December 31,
	2004	2003
Audit fees (1)	$2,468,500	$605,000
Audit-related fees (2)	374,810	362,000
Tax fees	—	—
All other fees	—	—

Total audit and non-audit fees	$2,843,310	$967,000

(1)	Includes, for 2004, fees of approximately $1.3 million relating to the audit of management’s assessment of the effectiveness of our internal control over financial reporting, conducted in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Also includes, for 2004, fees of $387,000 for audit procedures related to the restatement of our financial statements for each of the years ended December 31, 2003, 2002 and 2001, the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003 and the three and nine months ended September 30, 2003.
(2)	Includes fees for structured finance assistance, audit of 401(k) plan and audit of master servicing policies and procedures.

Pre-Approval Policies and Procedures For Audit And Non-Audit Services

The audit committee pre-approves all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit. The audit committee may form and delegate authority to subcommittees consisting of one or more members of the audit committee when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting. In pre-approving the services in 2004 under audit related fees, tax fees or all other fees, the audit committee did not rely on the de minimis exception to the SEC pre-approval requirements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)    Exhibits

Exhibit Number	Description
3.1	Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(c)	Articles of Amendment for change of name to Charter of the Registrant (incorporated by reference to exhibit number 3.1(a) of the Registrant’s Current Report on Form 8-K, filed February 11, 1998).

3.1(d)	Articles Supplementary and Certificate of Correction for Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1(d) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(e)

Articles Supplementary for Series B 10.5% Cumulative Convertible Preferred Stock of the Registrant

(incorporated by reference to exhibit 3.1b of the Registrant’s Current Report on Form 8-K, filed December 23, 1998).

3.1(f)	Articles Supplementary for Series C 10.5% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1(g)	Certificate of Correction for Series C Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1(h)	Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on July 12, 2002, reclassifying Series C Preferred Stock of the Registrant (incorporated by reference to exhibit 9 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1(i)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on July 17, 2002, increasing authorized shares of Common Stock of the Registrant (incorporated by reference to exhibit 10 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1(j)	Resolution to Change Principal Officer or Resident Agent, filed with the State Department of Assessments and Taxation of Maryland on September 11, 2002 (previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 21, 2003).

3.1(k)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on June 22, 2004, amending and restating Article VII of the Registrant’s Charter (incorporated by reference to exhibit 7 of the Registrant’s Form 8-A/A, Amendment No. 1, filed June 30, 2004).

3.1(l)	Articles Supplementary designating the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on May 26, 2004 (incorporated by reference to exhibit 3.8 of the Registrant’s Form 8-A/A, Amendment No. 1, filed June 30, 2004).

3.1(m)	Articles Supplementary designating the Company’s 9.125% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on November 18, 2004 (incorporated by reference to exhibit 3.10 of the Registrant’s Form 8-A filed November 19, 2004).

3.2	Bylaws of the Registrant, as amended and restated (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

3.2(a)	Amendment to Bylaws of the Registrant (incorporated by reference to exhibit 3.2(a) of the Registrant’s Registration Statement of Form S-3 (File No. 333-111517) filed with the Securities and Exchange Commission on December 23, 2003).

4.1	Form of Stock Certificate of the Company (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

4.2	Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on October 14, 1998).

4.2(a)	Amendment No. 1 to Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2(a) of the Registrant’s Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on December 23, 1998).

4.3	Specimen Certificate representing the 9.375% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A, filed with the Securities and Exchange Commission May 27, 2004).

4.4	Specimen Certificate representing the 9.125% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A, filed with the Securities and Exchange Commission November 19, 2004).

10.1	1995 Stock Option, Deferred Stock and Restricted Stock Plan, as amended and restated (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

10.2(a)	Form of 2002 Indemnification Agreement between the Registrant and its Directors and Officers (incorporated by reference to exhibit 10.1(a) of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.2(b)	Schedule of each officer and director that is a party to an Indemnification Agreement (incorporated by reference to exhibit 10.1(b) of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.3	Form of Loan Purchase and Administrative Services Agreement between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7,1995).

10.4	Servicing Agreement effective November 11, 1995 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.14 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-04011), filed with the Securities and Exchange Commission on May 17, 1996).

10.5*	Impac Mortgage Holdings, Inc. 1996 Stock Option Loan Plan (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 1996).

10.6	Lease dated June 1, 1998 regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit 10.17 of the Registrant’s 10-K for the year ended December 31, 1998).

10.6(a)	Second Amendment to Lease dated October 1, 1999 between The Realty Associates Fund V, L.P., the Registrant and Impac Funding Corporation regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit number 10.4(d) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Office Lease, First Amendment to Office Lease, and Assignment, Assumption and Consent to Assignment of Lease with Property California OB One Corporation and Assignment to Impac Funding Corporation regarding 15050 Avenue of Science Suite 210 San Diego California. (incorporated by reference to exhibit number 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.8†	Lease dated March 4, 2005 regarding 19500 Jamboree Road, Newport Beach California.

10.9*	Employment Agreement between Impac Funding Corporation and Ronald M. Morrison dated September 1, 2001 (incorporated by reference to exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	Note dated June 30, 1999 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.10(b)	Amendment to Note dated June 30, 1999 between the Registrant and Impac Funding Corporation. (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.11*	Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed with the SEC on April 30, 2001).

10.11(a)*	Amendment to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 4.1(a) of the Registrant’s Form S-8 filed with the SEC on March 1, 2002).

10.11(b)*	Amendment No. 2 to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.10(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11(c)*	Form of Stock Option Agreement for 2001 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.12*	The Impac Companies Deferred Compensation Plan (incorporated by reference to exhibit 10.17 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.13	Equity Distribution Agreement, dated May 5, 2003, between Impac Mortgage Holdings, Inc. and UBS Warburg LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed May 7, 2003).

10.13(a)	Letter Agreement to Equity Distribution Agreement, dated June 10, 2003, between Impac Mortgage Holdings, Inc. and UBS Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed June 12, 2003).

10.14*	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.14(a)*	Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed September 15, 2004).

10.15*	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.15(a)*	Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed September 15, 2004).

10.16*	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Richard J. Johnson (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.16(a)*	Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and Richard J. Johnson (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed September 15, 2004).

10.17	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Joseph R. Tomkinson (incorporated by reference to exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.18	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of William S. Ashmore (incorporated by reference to exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.19	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Richard J. Johnson (incorporated by reference to exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.20	Stock Purchase Agreement, dated July 1, 2003, among Impac Mortgage Holdings, Inc, Joseph R. Tomkinson, William S. Ashmore, and Johnson Revocable Living Trust (incorporated by reference to exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.21	Underwriting Agreement, dated December 17, 2003, by and among Impac Mortgage Holdings, Inc., JMP Securities LLC and Sandler O’Neill & Partners, L.P. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed December 18, 2003).

10.22	Underwriting Agreement, dated February 5, 2004, by and among Impac Mortgage Holdings, Inc., UBS Securities LLC, Friedman, Billings, Ramsey & Co., Inc., Sandler O’Neill & Partners, L.P. and JMP Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed February 6, 2004).

10.23	Underwriting Agreement, dated May 7, 2004, by and among Impac Mortgage Holdings, Inc., UBS Securities LLC, RBC Capital Markets Corporation and Roth Capital Partners LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 10, 2004).

10.24	Equity Distribution Agreement, dated May 12, 2004, between Impac Mortgage Holdings, Inc. and UBS Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 13, 2004).

10.25	Underwriting Agreement, dated May 25, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC, RBC Dain Rauscher Inc., Advest, Inc., and Flagstone Securities, LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2004).

10.26	Underwriting Agreement, dated May 25, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC, RBC Dain Rauscher Inc., Advest, Inc., and Flagstone Securities, LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2004).

10.27	Impac Companies 401(k) Savings Plan (formerly known as the Impac Funding Corporation 401(k) Profit Sharing Plan) (incorporated by reference to exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-117070) filed July 1, 2004).

10.28	Underwriting Agreement, dated November 18, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, and RBC Dain Rauscher Inc. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed November 19, 2004).

10.29	Underwriting Agreement, dated November 18, 2004, by and between Impac Mortgage Holdings, Inc., and UBS Securities LLC, Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., and JMP Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed November 19, 2004).

10.30*†	Letter from Impac Funding Corporation to Gretchen Verdugo regarding proposed Compensation Agreement Terms.

21.1	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

23.1††	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K
†	Previously filed with the annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities Exchange Commission on March 31, 2005.
††	Our annual report on Form 10-K for the year ended December 31, 2004, originally filed on March 31, 2005, and this Amendment No. 1 on Form 10-K/A do not include the audit reports of KPMG LLP relating to the consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting. Upon receipt from KPMG LLP, such audit reports will be filed in an amendment on Form 10-K/A and the consent of KPMG LLP will be filed as an exhibit thereto.
**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 29th day of April, 2005.

IMPAC MORTGAGE HOLDINGS, INC.

by	/s/ JOSEPH R. TOMKINSON
Joseph R. Tomkinson
Chairman of the Board
and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(c)	Articles of Amendment for change of name to Charter of the Registrant (incorporated by reference to exhibit number 3.1(a) of the Registrant’s Current Report on Form 8-K, filed February 11, 1998).

3.1(d)	Articles Supplementary and Certificate of Correction for Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1(d) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(e)

Articles Supplementary for Series B 10.5% Cumulative Convertible Preferred Stock of the Registrant

(incorporated by reference to exhibit 3.1b of the Registrant’s Current Report on Form 8-K, filed December 23, 1998).

3.1(f)	Articles Supplementary for Series C 10.5% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1(g)	Certificate of Correction for Series C Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1(h)	Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on July 12, 2002, reclassifying Series C Preferred Stock of the Registrant (incorporated by reference to exhibit 9 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1(i)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on July 17, 2002, increasing authorized shares of Common Stock of the Registrant (incorporated by reference to exhibit 10 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1(j)	Resolution to Change Principal Officer or Resident Agent, filed with the State Department of Assessments and Taxation of Maryland on September 11, 2002 (previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 21, 2003).

3.1(k)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on June 22, 2004, amending and restating Article VII of the Registrant’s Charter (incorporated by reference to exhibit 7 of the Registrant’s Form 8-A/A, Amendment No. 1, filed June 30, 2004).

3.1(l)	Articles Supplementary designating the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on May 26, 2004 (incorporated by reference to exhibit 3.8 of the Registrant’s Form 8-A/A, Amendment No. 1, filed June 30, 2004).

3.1(m)	Articles Supplementary designating the Company’s 9.125% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on November 18, 2004 (incorporated by reference to exhibit 3.10 of the Registrant’s Form 8-A filed November 19, 2004).

3.2	Bylaws of the Registrant, as amended and restated (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

3.2(a)	Amendment to Bylaws of the Registrant (incorporated by reference to exhibit 3.2(a) of the Registrant’s Registration Statement of Form S-3 (File No. 333-111517) filed with the Securities and Exchange Commission on December 23, 2003).

4.1	Form of Stock Certificate of the Company (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

4.2	Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on October 14, 1998).

4.2(a)	Amendment No. 1 to Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2(a) of the Registrant’s Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on December 23, 1998).

4.3	Specimen Certificate representing the 9.375% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A, filed with the Securities and Exchange Commission May 27, 2004).

4.4	Specimen Certificate representing the 9.125% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A, filed with the Securities and Exchange Commission November 19, 2004).

10.1	1995 Stock Option, Deferred Stock and Restricted Stock Plan, as amended and restated (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

10.2(a)	Form of 2002 Indemnification Agreement between the Registrant and its Directors and Officers (incorporated by reference to exhibit 10.1(a) of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.2(b)	Schedule of each officer and director that is a party to an Indemnification Agreement (incorporated by reference to exhibit 10.1(b) of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.3	Form of Loan Purchase and Administrative Services Agreement between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7,1995).

10.4	Servicing Agreement effective November 11, 1995 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.14 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-04011), filed with the Securities and Exchange Commission on May 17, 1996).

10.5*	Impac Mortgage Holdings, Inc. 1996 Stock Option Loan Plan (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 1996).

10.6	Lease dated June 1, 1998 regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit 10.17 of the Registrant’s 10-K for the year ended December 31, 1998).

10.6(a)	Second Amendment to Lease dated October 1, 1999 between The Realty Associates Fund V, L.P., the Registrant and Impac Funding Corporation regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit number 10.4(d) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Office Lease, First Amendment to Office Lease, and Assignment, Assumption and Consent to Assignment of Lease with Property California OB One Corporation and Assignment to Impac Funding Corporation regarding 15050 Avenue of Science Suite 210 San Diego California. (incorporated by reference to exhibit number 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.8†	Lease dated March 4, 2005 regarding 19500 Jamboree Road, Newport Beach California.

10.9*	Employment Agreement between Impac Funding Corporation and Ronald M. Morrison dated September 1, 2001 (incorporated by reference to exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	Note dated June 30, 1999 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.10(b)	Amendment to Note dated June 30, 1999 between the Registrant and Impac Funding Corporation. (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.11*	Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed with the SEC on April 30, 2001).

10.11(a)*	Amendment to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 4.1(a) of the Registrant’s Form S-8 filed with the SEC on March 1, 2002).

10.11(b)*	Amendment No. 2 to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.10(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11(c)*	Form of Stock Option Agreement for 2001 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.12*	The Impac Companies Deferred Compensation Plan (incorporated by reference to exhibit 10.17 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.13	Equity Distribution Agreement, dated May 5, 2003, between Impac Mortgage Holdings, Inc. and UBS Warburg LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed May 7, 2003).

10.13(a)	Letter Agreement to Equity Distribution Agreement, dated June 10, 2003, between Impac Mortgage Holdings, Inc. and UBS Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed June 12, 2003).

10.14*	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.14(a)*	Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed September 15, 2004).

10.15*	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.15(a)*	Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed September 15, 2004).

10.16*	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Richard J. Johnson (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.16(a)*	Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and Richard J. Johnson (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed September 15, 2004).

10.17	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Joseph R. Tomkinson (incorporated by reference to exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.18	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of William S. Ashmore (incorporated by reference to exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.19	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Richard J. Johnson (incorporated by reference to exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.20	Stock Purchase Agreement, dated July 1, 2003, among Impac Mortgage Holdings, Inc, Joseph R. Tomkinson, William S. Ashmore, and Johnson Revocable Living Trust (incorporated by reference to exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.21	Underwriting Agreement, dated December 17, 2003, by and among Impac Mortgage Holdings, Inc., JMP Securities LLC and Sandler O’Neill & Partners, L.P. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed December 18, 2003).

10.22	Underwriting Agreement, dated February 5, 2004, by and among Impac Mortgage Holdings, Inc., UBS Securities LLC, Friedman, Billings, Ramsey & Co., Inc., Sandler O’Neill & Partners, L.P. and JMP Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed February 6, 2004).

10.23	Underwriting Agreement, dated May 7, 2004, by and among Impac Mortgage Holdings, Inc., UBS Securities LLC, RBC Capital Markets Corporation and Roth Capital Partners LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 10, 2004).

10.24	Equity Distribution Agreement, dated May 12, 2004, between Impac Mortgage Holdings, Inc. and UBS Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 13, 2004).

10.25	Underwriting Agreement, dated May 25, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC, RBC Dain Rauscher Inc., Advest, Inc., and Flagstone Securities, LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2004).

10.26	Underwriting Agreement, dated May 25, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC, RBC Dain Rauscher Inc., Advest, Inc., and Flagstone Securities, LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2004).

10.27	Impac Companies 401(k) Savings Plan (formerly known as the Impac Funding Corporation 401(k) Profit Sharing Plan) (incorporated by reference to exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-117070) filed July 1, 2004).

10.28	Underwriting Agreement, dated November 18, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, and RBC Dain Rauscher Inc. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed November 19, 2004).

10.29	Underwriting Agreement, dated November 18, 2004, by and between Impac Mortgage Holdings, Inc., and UBS Securities LLC, Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., and JMP Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed November 19, 2004).

10.30*†	Letter from Impac Funding Corporation to Gretchen Verdugo regarding proposed Compensation Agreement Terms.

21.1	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

23.1††	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K
†	Previously filed with the annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities Exchange Commission on March 31, 2005.
††	Our annual report on Form 10-K for the year ended December 31, 2004, originally filed on March 31, 2005, and this Amendment No. 1 on Form 10-K/A do not include the audit reports of KPMG LLP relating to the consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting. Upon receipt from KPMG LLP, such audit reports will be filed in an amendment on Form 10-K/A and the consent of KPMG LLP will be filed as an exhibit thereto.
**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.