Form 10-K/A
period 2004-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2005-05-16
CIK 1000298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A for the year ended December 31, 2004 is being filed to include (i) our audited consolidated financial statements and the audit report of KPMG LLP (“KPMG”), our independent registered public accounting firm, thereon, (ii) management’s report on internal control over financial reporting, (iii) a statement that the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K/A has issued an audit report on management’s assessment of the effectiveness of our internal control over financial reporting, (iv) the audit report of KPMG relating to management’s assessment of the effectiveness of our internal control over financial reporting, and (v) the consent of KPMG.

IMPAC MORTGAGE HOLDINGS, INC.

2004 FORM 10-K/A ANNUAL REPORT

i

IMPAC MORTGAGE HOLDINGS, INC.

2004 FORM 10-K/A ANNUAL REPORT

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

Forward-Looking Statements

This report on Form 10-K/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to, failure to achieve projected earnings levels; the ability to generate sufficient liquidity and conduct our operations as planned; the ability to access the equity markets; delays in raising, or the inability to raise, additional capital, either through equity offerings, lines of credit or otherwise as a result of, among other things, market conditions or the delay in providing audited financial statements and the auditor’s report on our internal control over financial reporting for the fiscal year ended 2004; the ability to generate taxable income and to pay dividends; interest rate fluctuations and changes in expectations of future interest rates; changes in prepayment rates and effectiveness of prepayment penalties on our mortgages; the availability of financing and, if available, the terms of any financing; continued ability to access the securitization markets or other funding sources; risks related to our ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures due to reported or potential material weaknesses and the ability to remediate any material weaknesses; changes in markets which the Company serves; the effectiveness of risk management strategies; and changes in other general market and economic conditions. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Available Information

Our Internet website address is www.impaccompanies.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual stockholders’ meetings, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or “SEC.” You can learn more about us by reviewing our SEC filings on our website by clicking on “Stockholder Relations” located on our home page and proceeding to “Financial Reports.” We also make available on our website, under “Corporate Governance,” charters for the committees of our board of directors, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and other company information, including amendments to such documents and waivers, if any to our Code. These documents will also be furnished, free of charge, upon written request to Impac Mortgage Holdings, Inc., Attention: Stockholder Relations, 1401 Dove Street, Newport Beach, California 92660. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company.

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

	As of December 31,
	2004	2003	2002
Percent Alt-A mortgages	99	99	99
Percent ARMs	90	86	85
Percent FRMs	10	14	15
Percent hybrid ARMs	70	48	35
Percent of interest-only	63	34	10
Weighted average coupon	5.62	5.56	6.57
Weighted average margin	3.61	3.10	3.01
Weighted average original LTV ratio	76	79	82
Weighted average original credit score	696	694	683
Percent with prepayment penalty	76	81	76
Prior 12-month prepayment rate	29	28	25
Lifetime prepayment rate	21	21	33
Percent of mortgages in California	62	64	63
Percent purchase transactions	60	57	62
Percent owner occupied	81	87	93
Percent first lien	99	99	99

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

Risk Factors

Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note B—Mortgages Held-for-Sale,” “Note C— CMO Collateral” and “Note D—Mortgages Held-for-Investment” and in the accompanying notes to the consolidated financial statements.

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

Since we are reporting in this annual report and may report in the future that our system of internal control over financial reporting and disclosure controls and procedures are ineffective, we may not be able to accurately report our financial results or prevent fraud, which could adversely affect the trading price of our securities or our ability to raise capital.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As a result, current and potential stockholders could lose confidence in our financial reporting which would harm our business and the trading price of our securities. We are reporting in this annual report, and may discover in the future, areas of our disclosure controls and procedures and internal control over financial reporting that need improvement. We have identified material weaknesses in our internal control over financial reporting which we believe require remediation.

Furthermore, in connection with the restatement of our consolidated financial statements, we noted, and our auditors noted in a letter to management and the audit committee, certain matters involving internal controls and operations that we considered to be a material weakness, as defined by the Public Company Accounting Oversight Board, or “PCAOB.” We needed to improve the evaluation and documentation of accounting policies and procedures for complex transactions, such as transfers of financial assets, derivatives and hedge accounting and allowance for credit losses. We did not have a sufficient amount or type of staff in the financial reporting and accounting departments. Furthermore, we also noted significant deficiencies in that our internal audit function did not provide an adequate or effective monitoring of our controls and we needed to evaluate whether we have appropriate internal resources to manage and monitor work performed by our outsourced tax compliance function.

We cannot be certain that our efforts to improve our internal control over financial reporting and disclosure controls and procedures will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal control over financial reporting and disclosure controls and procedures could harm our operating results, or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal control over financial reporting, our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal control over financial reporting. Due to the reported material weaknesses in management’s assessment of our internal control over financial reporting and the conclusion that that our internal control over financial reporting is not effective as of December 31, 2004, our external auditors have issued an adverse opinion on the effectiveness of our internal control over financial reporting. Ineffective internal control over financial reporting and disclosure controls and procedures and any material weakness in our internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets and which could result in regulatory proceedings against us by, among others, the SEC. For a further discussion of our material weaknesses, please refer to “Item 9A-Controls and Procedures.”

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

Our failure to include audited financial statements and our reports on our internal control over financial reporting in our previously filed annual report may subject us to regulatory or litigation proceedings, may adversely impact our ability to obtain financing or raise capital and could adversely affect the trading price of our securities.

We are required under the Exchange Act, and the regulations promulgated thereunder, to include audited financial statements and an audit report of a registered public accounting firm on such financial statements in our annual reports on Form 10-K. On March 31, 2005, we filed with the SEC our annual report on Form 10-K with unaudited financial statements and without management’s assessment of the effectiveness of internal control over financial reporting and the audit report thereon. As a result, we may be subject to regulatory action by, among others, the SEC. Our failure to previously file these required items have caused us to lose our eligibility to use a registration statement on Form S-3 until that date which is twelve months from the date of this amendment. Such loss of eligibility could adversely affect our ability to generate liquidity through the public issuance of our equity and debt securities on a rapid basis, which could have a negative impact on our business activities, although we may be able to raise capital through other means. We contacted the SEC regarding our S-3 eligibility and are intending to seek relief from the SEC in this regard; however, we may not be successful in obtaining such relief. Current and potential stockholders could lose confidence in our financial reporting and operations as a result of our failure to include audited financial statements in our previously filed annual report or any loss of our Form S-3 eligibility. Such loss of confidence may adversely affect the trading price of our securities and our ability to access the capital markets for additional funding.

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

ITEM 3. LEGAL PROCEEDINGS

On September 1, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et al. was filed in the Circuit Court for Clay County, Missouri, Case No. CV100-4263-CC, as a purported class action lawsuit alleging that the defendants violated Missouri’s Second Loans Act and Merchandising Practices Act. In July 2001, the Missouri complaint was amended to include IMH and other Impac-related entities. A plaintiff’s class was certified on January 2, 2003. On June 22, 2004, the court issued an order to stay all proceedings pending the outcome of an appeal in a similar case in the Eighth Circuit.

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

All of the above purported class action lawsuits are similar in nature in that they allege that the mortgage loan originators violated the respective state’s statutes by charging excessive fees and costs when making second mortgage loans on residential real estate. The complaints allege that IFC was a purchaser, and is a holder, along with other affiliated entities, of second mortgage loans originated by other lenders. The plaintiffs in the lawsuits are seeking damages that include disgorgement of interest paid, restitution, rescission, actual damages, statutory damages, exemplary damages, pre-judgment interest and punitive damages. No specific dollar amount of damages is specified in the complaints.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated statements of operations data for each of the years in the five-year period ended December 31, 2004 and the consolidated balance sheet data as of the year end for each of the years in the five-year period ended December 31, 2004 were derived from the audited consolidated financial statements. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Forward Commitments

The policy of recognizing the fair value of the rate lock and purchase commitments has the effect of recognizing a gain or loss on the related mortgage loans based on changes in the interest rate environment before the mortgage loans are funded and sold. As such, both rate lock and purchase commitments expose us to interest rate risk. We mitigate such risk by entering into forward commitments and derivative transactions, such as mandatory commitments on U.S. Treasury bonds and mortgage-backed securities, call options and put options. These forward commitments and derivative transactions are treated as derivatives under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), with the change in fair value reported as a gain (loss) on derivative instruments in the consolidated statement of operations.

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

The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the year ended December 31,
	2004			2003			2002
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$27,937	$3,764	13.47%	$31,479	$3,839	12.20%	$35,139	$1,864	5.30%
Mortgages held as CMO collateral (1)	14,283,347	618,771	4.33%	6,620,727	317,434	4.79%	3,383,906	200,742	5.93%
Mortgages held-for-investment and held-for-sale (2)	1,837,347	105,742	5.76%	633,474	34,580	5.46%	114,519	6,781	5.92%
Finance receivables (3)	510,899	25,018	4.90%	557,553	28,969	5.20%	341,543	19,383	5.68%

Total mortgage assets	$16,659,530	$753,295	4.52%	$7,843,233	$384,822	4.91%	$3,875,107	$228,770	5.90%

BORROWINGS
CMO borrowings	$14,072,852	$354,547	2.52%	$6,445,968	$174,199	2.70%	$3,288,379	$102,366	3.11%
Reverse repurchase agreements	2,175,728	57,837	2.66%	1,379,749	32,382	2.35%	814,248	23,583	2.90%
Borrowings secured by investment securities (4)	—	—	—	2,709	2,316	85.49%	10,037	1,852	18.45%

Total borrowings on mortgage assets	$16,248,580	$412,384	2.54%	$7,828,426	$208,897	2.67%	$4,112,664	$127,801	3.11%

Net Interest Spread (5)			1.98%			2.24%			2.79%
Net Interest Margin (6)			2.05%			2.24%			2.61%
Less: Accretion of loan discounts (7)		$54,867	0.33%		$21,101	0.27%		$11,538	0.30%
Less: Net cash payments on derivatives (8)		$91,882	0.55%		$47,846	0.61%		$28,362	0.73%
Adjusted Net Interest Margin (9)			1.17%			1.36%			1.58%
Effect of amortization of loan premiums and securitization costs (10)		$166,649	1.00%		$69,573	0.89%		$38,094	0.98%

(1)	Interest includes amortization of acquisition cost on mortgages acquired from the mortgage operations and accretion of loan discounts, which represents the amount allocated to MSRs when MSRs are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment.
(2)	Includes mortgages held-for-sale which were acquired via the consolidation of Impac Funding Corporation on July 1, 2003.
(3)	Total average borrowings on mortgage assets exceed total average mortgage assets during 2002 as we eliminated warehouse borrowings between the warehouse lending operations and mortgage operations prior to July 1, 2003.
(4)	Payments and excess cash flows received from investment securities collateralizing these borrowings were used to pay down the outstanding borrowings. The payments were received from a collateral base that was in excess of the borrowings. Therefore, while the payment amounts remained relatively stable, the average balance of the borrowings continued to decline. These borrowings were paid off during the third quarter of 2003 and the yield for 2003 reflects discount and securitization costs that were recorded as interest expense upon repayment of the borrowings.
(5)	Net interest spread on mortgage assets is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.
(6)	Net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total mortgage assets.
(7)	Yield represents income from the accretion of loan discounts, which represents the amount allocated to MSRs when MSRs are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment, divided by total average mortgage assets.
(8)	Yield represents net cash payments on derivatives divided by total average mortgage assets.
(9)	Adjusted net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets, accretion of loan discounts and net cash payments on derivatives from interest income on total mortgage assets and dividing by total average mortgage assets. Net cash payments on derivatives is a component of gain (loss) on derivatives on the consolidated statements of operations. Adjusted net interest margins on mortgage assets is a non-GAAP financial measurement, however, the reconciliation provided in this table meets the requirements of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements. We believe that the presentation of adjusted net interest margin on mortgage assets is useful information for our investors as it more closely reflects the true economics of net interest margins on mortgage assets.
(10)	Yield represents cost of amortization of net loan premiums and securitization costs divided by total average mortgage assets.

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

Adjusted net interest margins were also affected by the following during 2004:

•	our interest rate risk management policies do not provide 100% coverage of the principal amount outstanding on mortgages held for investment at any given time; and

•	actual mortgage prepayments and the corresponding repayment of CMO borrowings exceeded the forecast amortization schedule of the notional amount of derivative instruments.

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

Additionally, we primarily acquire a certain notional amount of interest rate swap agreements which correspond to the balance of CMO borrowings at the time we securitize mortgages. The interest rate swap agreements are generally acquired with a forecasted amortization schedule of the notional amount of the interest rate swap agreements and is based upon the past prepayment experience of our mortgages. However, actual prepayment of mortgages and the corresponding repayment of CMO borrowings exceeded the amortization schedule of the notional amount of the interest rate swap agreements which resulted in greater net cash payments on derivatives than we originally anticipated. Even so, as interest rates rose during 2004, derivative costs declined by 6 basis points to 55 basis points of average mortgage assets during 2004 as compared to 61 basis points during 2003 as total net cash payments on derivatives relative to average mortgage assets declined. Total net cash payments on derivatives during 2004 were $91.9 million on average mortgage assets of $16.7 billion as compared to $47.8 million on average mortgage assets of $7.8 billion during 2003. Net cash payments on derivative instruments along with the change in unrealized fair value of derivatives comprise substantially all of the gain (loss) on derivative instruments on our statement of operations.

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

Refer to Note I. “Segment Reporting” in the notes to consolidated financial statements for financial results of the mortgage operations and see Item 1. “Business—Long-Term Investment Operations” for additional detail regarding the operating structure of the mortgage operations.

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

CMO borrowings and reverse repurchase agreements. We use CMO borrowings and reverse repurchase agreements to fund substantially all of our warehouse financing to affiliates and non-affiliated clients and the acquisition and origination of mortgages for long-term investment. As we accumulate mortgages, we finance the acquisition of mortgages primarily with reverse repurchase agreements with third party lenders. We primarily use uncommitted and, to a lesser extent, committed repurchase facilities with major investment banks to finance substantially all warehouse financing, as needed. During 2004 we added $1.1 billion of new uncommitted and committed warehouse facilities to finance the acquisition and origination of mortgages. The new warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These reverse repurchase agreements may have certain covenant tests which we continue to satisfy. During 2005, we received waivers from our lenders for the delay in issuing our 2004 audited financial statements, which our lenders previously required. Audited consolidated financial statements for 2004 were filed with the SEC on May 13, 2005 and will be provided to our lenders.

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

Cash Flows

Operating Activities - Net cash (used in) provided by operating activities was $(179.4) million for 2004 as compared to $166.2 million for 2003 and $(191.4) million for 2002. For 2004, net change in restricted cash of $(253.0) million and purchase of mortgages, net of loan sales, of $(175.2) million were primarily used in operating activities. Funds used in operating activities during 2004 was partially offset by net earnings of $257.6 million. For 2003, loan sales, net of loan purchases, of $88.3 million and net earnings of $149.0 million were provided by operating activities. For 2002, net change in investment in and advances to IFC of $(301.8) million were used in operating activities which was partially offset by net earnings of $40.3 million.

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

The use of derivatives to manage risk associated with changes in interest rates is an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. As of December 31, 2004 and 2003, we had notional balances of interest rate swaps of $14.4 billion and $3.1 billion, respectively, with unrealized mark-to-market gains (losses) of $92.9 million and $(956,000), respectively, and interest rate caps and interest floors with notional balances of $724.6 million and $1.8 billion, respectively, with unrealized mark-to-market losses of $463,000 and $10.3 million, respectively. By using derivatives, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to minimize significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change. We primarily acquire swaps to essentially convert our adjustable rate CMO borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate CMO borrowings, and we pay a fixed interest rate.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to Impac Mortgage Holdings, Inc.’s Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

As of December 31, 2004, our CEO and CFO, with the participation of other management of the Company, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act, and based upon that evaluation, our CEO and CFO concluded that these disclosure controls and procedures were not effective as a result of the identification of material weaknesses, which are further discussed under Management’s Report on Internal Control over Financial Reporting, below.

(b) Management’s Report on Internal Control over Financial Reporting

Introduction

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation.

Management’s Assessment

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting as of December 31, 2004 was not effective as a result of the identification of the material weaknesses described below.

A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Material Weaknesses

The Company’s management has identified the following material weaknesses in internal control over financial reporting as of December 31, 2004:

1)	The Company’s internal controls intended to ensure the proper accounting and reporting for certain complex transactions and financial reporting matters were not designed or operating effectively as of December 31, 2004. For these purposes, complex transactions and financial reporting matters include those relating to the transfer of financial assets, derivative financial instruments, state income tax exposure items, and the income tax effect of intercompany transfers of financial assets between taxable and non-taxable operating segments. Specifically, the Company did not employ an adequate number of personnel in its accounting and finance departments with appropriate skills and expertise to ensure that the accounting and reporting for certain complex transactions and financial reporting matters included in the Company’s financial statements were in accordance with U.S. generally accepted accounting principles. As a result of these ineffective controls, the Company incorrectly recorded gains on sales of mortgage servicing rights when the related mortgage loans were sold to its parent company, the REIT. These gains on sales of mortgage servicing rights should have been recorded as an adjustment to the carrying value of the retained mortgage loans and recognized as a yield adjustment over the remaining term of the loans. In addition, the Company did not identify certain loan purchase commitments as derivative financial instruments. Lastly, the Company did not prepare and maintain sufficient documentation of certain derivative financial instrument transactions to support hedge accounting. As a result, the Company did not reflect fluctuations in the estimated fair value of these derivative financial instruments in earnings in the period of change, as required by U.S. generally accepted accounting principles. The Company restated its financial statements in 2004 to correct these material errors in accounting for the years ended December 31, 2003, 2002 and 2001, and three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2004 and 2003, and the three and nine months ended September 30, 2003.

2)	The Company’s internal control over financial reporting intended to ensure adequate access and change control over end-user computing spreadsheets were not designed properly as of December 31, 2004. In addition, the information technology general controls related to access and program changes were deficient as of year end, resulting in a potential lack of reliability and integrity of the financial information which is used in these spreadsheets. As a result, although no actual misstatement was identified, there is a more than remote likelihood that financial statements and related footnote disclosures could be materially misstated. Specifically, there is the potential that an error could be reflected in the financial reporting and related disclosure of the allowance for loan losses, asset sales and securitizations and related yield adjustments on retained interests, and mortgage loan characteristics tables as a result of this material weakness in internal control over financial reporting.

Auditor Reports

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, the independent registered public accounting firm that also audited our consolidated financial statements. KPMG LLP’s report on management’s assessment of our internal control over financial reporting appears on page 60 hereof.

(c) Changes in Internal Control Over Financial Reporting

During 2004, including during the fourth quarter of 2004, we began implementing the following actions to address the two identified material weaknesses:

•	we reviewed the material weaknesses with our Audit Committee and senior management;

•	we enhanced our documentation of critical accounting policies;

•	we hired outside consultants to assist our internal audit group in documenting our accounting and business processes and identifying areas that require control or process improvement;

•	we established new internal control processes based on discussions with our consultants and our own management team seeking to remedy any deficiencies;

•	we hired a Director of Internal Audit whose primary responsibilities are to perform risk assessment and monitoring of our system of internal controls and, in addition, to oversee the establishment of formal policies and procedures throughout our organization;

•	we began hiring additional personnel, totaling six additional staff as of the current date, to support the internal audit department in their primary responsibilities, as discussed above;

•	we have instituted new control procedures around our quarterly reporting processes for accounting for significant or complex transactions, which are discussed and documented, reviewed with our Audit Committee, formally approved by our management and given timely effect in our books and records;

•	we hired a new Controller;

•	we have hired additional resources in the accounting and finance areas with expertise in technical accounting, SEC reporting and the design and assessment of internal controls over financial reporting; and

•	we began implementation of policies and procedures with respect to authorization and monitoring of user access and with respect to the authorization and documentation requirements for program changes in order to ensure the effectiveness of these IT general controls.

Subsequent to December 31, 2004, we have also taken the following actions:

•	we appointed an Executive Vice President, Chief Accounting Officer;

•	we hired a Tax Manager to assist the Company in planning and managing the Company’s outside tax professionals; and

•	we are evaluating and plan to implement an automated end-user computing tool to ensure proper access and data integrity and to address the material weakness related to end-user computing spreadsheets we utilized for the aggregation, analysis and reporting of data.

We believe that our disclosure controls and procedures, including our internal control over financial reporting, have improved since year-end and will continue to improve due to the scrutiny of such matters by our management and Audit Committee and the changes described above. The Company believes that the implementation of remediation efforts will address the design and operating effectiveness of the relevant controls.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Impac Mortgage Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, included in Item 9A(b), that Impac Mortgage Holdings, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1)	The Company’s internal controls intended to ensure the proper accounting and reporting for certain complex transactions and financial reporting matters were not designed or operating effectively as of December 31, 2004. For these purposes, complex transactions and financial reporting matters include those relating to the transfer of financial assets, derivative financial instruments, state income tax exposure items, and the income tax effect of intercompany transfers of financial assets between taxable and non-taxable operating segments. Specifically, the Company did not employ an adequate number of personnel in its accounting and finance departments with appropriate skills and expertise to ensure that the accounting and reporting for certain complex transactions and financial reporting matters included in the Company’s financial statements were in accordance with U.S. generally accepted accounting principles. As a result of these ineffective controls, the Company incorrectly recorded gains on sales of mortgage servicing rights when the related mortgage loans were sold to its parent company, the REIT. These gains on sales of mortgage servicing rights should have been recorded as an adjustment to the carrying value of the retained mortgage loans and recognized as a yield adjustment over the remaining term of the loans. In addition, the Company did not identify certain loan purchase commitments as derivative financial instruments. Lastly, the Company did not prepare and maintain sufficient documentation of certain derivative financial instrument transactions to support hedge accounting. As a result, the Company did not reflect fluctuations in the estimated fair value of these derivative financial instruments in earnings in the period of change, as required by U.S. generally accepted accounting principles. The Company restated its financial statements in 2004 to correct these material errors in accounting for the years ended December 31, 2003, 2002 and 2001, and three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2004 and 2003, and the three and nine months ended September 30, 2003.

2)	The Company’s internal control over financial reporting intended to ensure adequate access and change control over end-user computing spreadsheets were not designed properly as of December 31, 2004. In addition, the information technology general controls related to access and program changes were deficient as of year end, resulting in a potential lack of reliability and integrity of the financial information which is used in these spreadsheets. As a result, although no actual misstatement was identified, there is a more than remote likelihood that financial statements and related footnote disclosures could be materially misstated. Specifically, there is the potential that an error could be reflected in the financial reporting and related disclosure of the allowance for loan losses, asset sales and securitizations and related yield adjustments on retained interests, and mortgage loan characteristics tables as a result of this material weakness in internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive earnings, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated May 13, 2005, which expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

May 13, 2005

ITEM 9B. OTHER INFORMATION

None.

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

Frank P. Filipps has been a Director of IMH since August 1995. In May 2005, he became Chairman and Chief Executive Officer of Clayton Holdings, Inc., a mortgage underwriting company. From June 1999 to April 1, 2005, Mr. Filipps was Chairman and Chief Executive Officer of Radian Group, Inc. (NYSE: RDN) and its principal subsidiary, Radian Guaranty, Inc. (collectively, “Radian”), which were formed through a merger of Amerin and Commonwealth Mortgage Assurance Company (“CMAC”). Radian provides private mortgage insurance coverage on residential mortgage loans. From January 1995 to June 1999, he served as Chairman, President and Chief Executive Officer of CMAC. In 1995, he was elected President and Director of CMAC Investment Corporation (NYSE: CMT) and in January 1996 he was elected Chief Executive Officer of CMAC Investment Corporation. Mr. Filipps originally joined CMAC in 1992 as Senior Vice President and Chief Financial Officer and became Executive Vice President and Chief Operating Officer in 1994. Mr. Filipps has been a director and a member of the compensation committee of the board of directors of Primus Guaranty, Ltd. (NYSE: PRS), a holding company primarily engaged in selling credit protection against investment grade credit obligations of corporate and sovereign entities, since September 2004.

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

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)(5)	Securities Underlying Options (Shares)(#)		All Other Compensation ($)(6)
Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer of IMH, IFC and IWLG	2004 2003 2002	600,000 453,107 320,427	5,657,476 4,476,652 2,827,337	(1) (1)(2) (1)(2)	710,400 506,400 436,800	— 150,000 100,000		10,096 10,357 9,662

William S. Ashmore President and Chief Operating Officer of IMH; President of IFC and IWLG	2004 2003 2002	500,000 407,742 254,533	5,882,390 4,417,146 2,402,710	(1) (1)(2) (1)(2)	586,000 416,000 358,000	100,000 150,000 100,000		10,096 10,084 8,811

Richard J. Johnson Executive Vice President and Chief Financial Officer of IMH, IFC and IWLG	2004 2003 2002	250,000 254,280 161,591	4,152,275 3,060,335 1,511,840	(1) (1) (1)	412,000 293,000 252,169	50,000 150,000 100,000		10,091 9,546 8,271

Ronald M. Morrison General Counsel and Secretary of IMH, IFC and IWLG	2004 2003 2002	220,000 230,866 215,292	93,500 — 37,337		269,000 128,000 110,408	90,000 50,000 20,000	(3)	10,011 9,919 8,736

Gretchen D. Verdugo Executive Vice President and Chief Accounting Officer of IMH and IFC	2004 2003 2002	175,479 156,683 215,348	319,969 374,959 117,132	(4) (4) (4)	5,998 5,768 5,998	5,000 50,000 20,000		9,763 9,462 8,189

(1)	Until April 1, 2003, includes incentive compensation under the previous employment agreements and, after that, the incentive compensation under the current employment agreements as described in “—Employment Agreements.”
(2)	Until April 1, 2003, includes a bonus based on IFC’s total loan production, not to exceed base salary.
(3)	All 90,000 stock options were granted with DERs.
(4)	Includes a quarterly bonus based on average outstanding warehouse advances to non-affiliated clients.
(5)	Includes a car allowance and non-preferential cash payments based on DER awards attached to options granted through 2001 of which the following amounts were paid in 2004, 2003 and 2002, respectively: Mr. Tomkinson– $696,000, $492,000 and $422,400, Mr. Ashmore–$580,000, $410,000 and $352,000, Mr. Johnson–$406,000, $287,000 and $246,400, and Mr. Morrison–$264,000, $123,000 and $105,600.
(6)	For 2004, consists of group term-life insurance payments and 401(k) contributions, respectively, as follows: Mr. Tomkinson–$1,384 and $8,712, Mr. Ashmore–$1,384 and $8,712, Mr. Johnson–$1,379 and $8,712, Mr. Morrison–$1,299 and $8,712 and Ms. Verdugo–$1,051 and $8,712.

The following table sets forth information concerning individual grants of stock options in 2004 to the Named Executive Officers:

Option Grants in Last Fiscal Year

	Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(5)
Name	Number of Securities Underlying Options Granted(#)(1)		Percent of Total Options Granted to Employees(2)	Exercise or Base Price ($/Share)(3)	Expiration Date		5%	10%
Joseph R. Tomkinson	—		—	—	—		—	—
William S. Ashmore	100,000		7.49%	23.10	08/02/08	(4)	497,819	1,072,071
Richard J. Johnson	50,000		3.74%	23.10	08/02/08	(4)	248,910	536,036
Ronald M. Morrison	90,000	(7)	6.74%	22.51	08/02/08 and 06/22/14	(6)	796,551	1,923,866
Gretchen D. Verdugo	5,000		0.37%	23.10	08/02/08	(4)	24,891	53,604

(1)	Options vest equally over a three-year period commencing one year after the date of grant.
(2)	The total number of options granted to our employees, excluding 200,000 shares underlying options granted to non-employee directors, during 2004 was 1,336,000.
(3)	The exercise price per share of options granted represents the fair market value of the underlying shares of common stock on the date the options were granted.
(4)	Such stock options expire four years from the date of grant.
(5)	In order to comply with the rules of the SEC, we are including the gains or “option spreads” that would exist for the respective options we granted to the named executive officers. We calculated these gains by assuming an annual compound stock price appreciation of 5% and 10% from the date of the option grant until the termination date of the option. These gains do not represent our estimate or projection of the future price of the common stock.
(6)	40,000 stock options expire ten years from the date of grant and 50,000 stock options expire four years from the date of grant.
(7)	All 90,000 stock options were granted with DERs.

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

Compensation Committee Interlocks and Insider Participation

During 2004, our compensation committee consisted of Messrs. Walsh and Rose. No member of the compensation committee was, during the fiscal year, an officer or employee of IMH, nor was any member of the compensation committee formerly an officer of IMH. During 2004, IMH entered into a relationship with a limited liability company (the “LLC”), pursuant to which the LLC planned to source and sell loans to IMH. The brother of our director, James Walsh, is the managing member and 100% owner of the LLC. In anticipation of this relationship, IMH sold approximately $700,000 of equipment to the LLC. The LLC subsequently obtained an equipment lease and repaid IMH approximately $300,000 for the equipment. In January 2005, IFC entered into an asset purchase and sale agreement with the LLC. Pursuant to the terms of the agreement, IFC purchased selected equipment and furniture for approximately $1,260,000, and assumed the lease for the LLC’s facilities in Chicago. James Walsh did not receive any portion of the purchase price.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management And Others

During 2004, IMH entered into a relationship with a limited liability company (the “LLC”), pursuant to which the LLC planned to source and sell loans to IMH. The brother of our director, James Walsh, is the managing member and 100% owner of the LLC. In anticipation of this relationship, IMH sold approximately $700,000 of equipment to the LLC. The LLC subsequently obtained an equipment lease and repaid IMH approximately $300,000 for the equipment. In January 2005, IFC entered into an asset purchase and sale agreement with the LLC. Pursuant to the terms of the agreement, IFC purchased selected equipment and furniture for approximately $1,260,000, and assumed the lease for the LLC’s facilities in Chicago. James Walsh did not receive any portion of the purchase price.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 13th day of May, 2005.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Impac Mortgage Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive earnings, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 13, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG

Los Angeles, California

May 13, 2005

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNING—(continued)

(in thousands, except per share data)

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$257,637	$148,979	$40,347
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in net earnings of Impac Funding Corporation	—	(11,537)	(11,299)
Provision for loan losses	30,927	24,853	19,848
Net change in deferred tax charge	(18,181)	(8,076)	—
Amortization of premiums and securitization costs	166,649	69,573	38,094
Net change in accrued interest receivable	(58,270)	(12,128)	(12,932)
Net change in investment in and advances to IFC	—	(21,319)	(301,805)
Impairment of investment securities available-for-sale	1,120	298	1,039
Amortization and impairment of mortgage servicing rights	2,063	1,290	—
(Gain) loss on sale of other real estate owned	(3,901)	(2,632)	154
Gain on sale of loans	(25,134)	(39,022)	—
Purchase of mortgages held-for-sale	(22,213,104)	(5,960,645)	—
Sale and principal reductions on mortgages held-for-sale	22,037,869	6,048,976	—
Depreciation and amortization	3,471	1,524	—
Unrealized (gain) loss on derivative instruments	(96,575)	(31,826)	22,141
Net change in deferred taxes	(3,061)	18,903	—
Recoveries and gain on sale of investment securities available-for-sale	(5,474)	(9,078)	—
Net change in restricted cash	(253,038)	(241)	(81)
Net change in other assets and liabilities	(2,370)	(51,702)	13,141

Net cash provided by (used in) operating activities	(179,372)	166,190	(191,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in CMO collateral	(12,827,524)	(3,529,784)	(2,972,873)
Net change in finance receivables	158,210	33,991	(363,450)
Purchase of premises and equipment	(6,312)	(1,816)	—
Cash received from acquisition of Impac Funding Corporation	—	23,510	—
Net change in mortgages held-for-investment	56,261	(595,860)	(44,384)
Sale of investment securities available-for-sale	4,510	12,632	—
Purchase of restricted investment securities available-for-sale, net	(2,563)	(2,206)	—
Purchase of investment securities available-for-sale	(3,920)	(15,252)	(10,269)
Dividends from Impac Funding Corporation	—	11,385	12,870
Net change in mortgage servicing rights	(887)	(5,620)	—
Principal reductions on investment securities available-for-sale	6,837	12,717	5,905
Proceeds from sale of other real estate owned	38,688	33,877	12,147

Net cash used in investing activities	(12,576,700)	(4,022,426)	(3,360,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements and other borrowings	(41,249)	400,778	692,675
Net proceeds from CMO borrowings	17,644,706	5,925,794	3,851,024
Repayment of CMO borrowings	(4,963,984)	(2,480,966)	(985,658)
Dividends paid common stock	(202,672)	(127,831)	(66,329)
Dividends paid preferred stock	(3,750)	—	—
Net proceeds from sale of common stock	232,592	69,046	98,116
Net proceeds from sale of preferred stock	152,249	—	—

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(in thousands)

	For the year ended December 31,
	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES (continued):
Net proceeds from sale of common stock via equity distribution agreement	133,672	76,750	21,043
Proceeds from exercise of stock options	3,706	4,554	993
Reduction on notes receivable from common stock sales	—	—	920

Net cash provided by financing activities	12,955,270	3,868,125	3,612,784

Net change in cash and cash equivalents	199,198	11,889	61,377
Cash and cash equivalents at beginning of year	125,153	113,264	51,887

Cash and cash equivalents at end of year	$324,351	$125,153	$113,264

SUPPLEMENTARY INFORMATION:
Interest paid	$368,123	$193,494	$126,185
Taxes paid	26,720	17,885	—

NON-CASH TRANSACTIONS:
Accumulated other comprehensive gain (loss)	$(3,377)	$(4,115)	$277
Transfer of mortgages held-for-investment and held-for-sale to other real estate owned	4,215	5,776	1,839
Transfer of CMO collateral to other real estate owned	32,630	30,394	13,441
Transfer of finance receivables to other real estate owned	—	91	—
Dividends declared and unpaid	—	—	21,754

The following table presents the acquisition of the assets and liabilities of Impac Funding Corporation as of July 1, 2003 (in thousands):

ASSETS ACQUIRED
Cash and cash equivalents	$24,135
Mortgages held-for-sale	451,465
Accrued interest receivable	565
Other assets	91,962

Total assets	$568,127

LIABILITIES ASSUMED
Warehouse borrowings	$447,951
Other liabilities	66,971
Deferred revenue	52,371

Total liabilities	567,293
Total stockholders’ equity	834

Total liabilities and stockholders’ equity	$568,127

Net Assets Acquired:
Investment in Impac Funding Corporation	$84
Cash paid for common stock	625
Shares issued for common stock	125

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

Use of Estimates in the Preparation of Financial Statements

The accompanying consolidated financial statements of IMH and our subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Management’s estimates and assumptions include the allowance for loan losses, the valuation of derivative financial instruments and repurchase liabilities related to sold loans, and the amortization of various mortgage loan premiums and discounts due to prepayment estimates. Actual results could differ from those estimates.

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

Master servicing rights retained in REMIC securitizations are recorded in other assets in the consolidated balance sheets. The Company records master servicing rights arising from the transfer of mortgages to the securitization trusts utilizing the relative fair value allocation method based upon an estimate of what a third party would pay for the master servicing rights. The master servicing rights are amortized in proportion to and over the estimated period of net servicing income. The Company subsequently evaluates and measures the master servicing rights for impairment using a discounted cash flows valuation model to estimate the fair value. The valuation model incorporates assumptions relating to market discount rates, float values, prepayment speeds, master servicing fees, and default rates. An impairment loss is recognized for master servicing rights that have an unamortized balance in excess of the estimated fair value. Master servicing rights retained in CMO securitizations remain as part of the mortgage loan balance, and are accounted for as part of such loan.

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

In accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” the Company records a deferred tax charge to eliminate the expense recognition of income taxes paid on inter-company profits that result from the sale of mortgages from IFC to IMH. The deferred tax charge is included in other assets in the consolidated balance sheets. The deferred tax charge is amortized as non-interest expense in the consolidated statements of operations over the estimated life of the mortgages retained in the long-term mortgage portfolio. Included in equity in net earnings of IFC in the consolidated statement of operations during the years ended December 31, 2003 and 2002 was a $4.3 million and $2.9 million, respectively, of amortization of deferred tax charge.

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

19. Recent Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses the accounting for acquired impaired loans, which are loans that show evidence of having deteriorated in terms of credit quality since their origination. SOP 03-3 is effective for loans acquired after December 31, 2004. Because the Company acquires newly originated and loans generally underwritten to “A quality” standards, the Company does not expect the adoption of SOP 03-3 to have a material effect on the financial condition, results of operations, or liquidity of the Company. In June 2004, the FASB reached consensus opinions detailed in EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1).

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

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment “ (SFAS 123R). It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. The Company is required to adopt the provisions of the SFAS 123R effective for annual periods beginning after June 15, 2005. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of SFAS 123R would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net earnings per share in Note 15 Stock Options.

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

	Maximum Borrowing Capacity	Rate Range	Range of Allowable Advances	Balance Outstanding	Maturity Date
December 31, 2004
Short-term borrowings (indexed to one-month LIBOR):
Repurchase agreement 1	$250,000	0.75-1.50%	90 - 97%	$62,480	No Expiration
Repurchase agreement 2	700,000	0.88-1.50%	93 - 98	485,041	September 13, 2005
Repurchase agreement 3	700,000	0.93-1.13	95.5 -99	212,996	August 31, 2005
Repurchase agreement 4	1,200,000	0.70-1.00	70 - 98	539,233	No Expiration
Repurchase agreement 5	500,000	0.93	90 - 98	227,808	No Expiration

Total short-term borrowings	$3,350,000			$1,527,558

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

	Maximum Borrowing Capacity	Rate Range	Range of Allowable Advances	Balance Outstanding	Maturity Date
December 31, 2003
Short-term borrowings (indexed to one-month LIBOR):
Repurchase agreement 1	$250,000	0.75-1.50%	90-97%	$86,955	No Expiration
Repurchase agreement 2	25,000	1.00	103	7,949	January 30, 2004
Repurchase agreement 3	400,000	0.88-1.13	93-98	372,601	September 14, 2004
Repurchase agreement 4	1,200,000	0.70-1.00	70-98	1,101,302	No Expiration

Total short-term borrowings	$1,875,000			$1,568,807

The following table presents certain information on reverse repurchase agreements for the periods indicated:

	For the year ended December 31,
	2004	2003
Maximum month-end outstanding balance during period	$2,253,540	$1,789,393
Average balance outstanding for period	2,175,728	1,374,884
Underlying collateral (mortgage loans)	1,629,486	1,663,592
Weighted average rate for period	2.66%	2.35%

Note H—CMO Borrowings

The following table presents CMOs issued, CMOs outstanding for the periods indicated and certain interest rate information on CMOs by year of issuance for the periods indicated (dollars in millions):

Year of Issuance	Original Issuance Amount	CMOs Outstanding as of		Range of Fixed Interest Rates (%)	Range of Interest Rate Margins Over One-Month LIBOR (%)(1)	Range of Interest Rate Margins After Adjustment Date (%)(1)(2)
		12/31/04	12/31/03
2001	$1,500.9	$—	$444.9	N/A	0.28 - 2.30	0.56 - 3.45
2002	3,876.1	1,237.3	2,491.0	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	3,615.8	5,583.5	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	16,407.5	—	3.58 - 5.56	0.25 - 2.50	0.50 – 3.75

Sub-total CMO borrowings		21,260.6	8,519.4
Accrued interest expense		12.9	7.4
Unamortized securitization costs		(67.1)	(36.9)

Total CMO borrowings		$21,206.4	$8,489.9

(1)	One-month LIBOR was 2.40% as of December 31, 2004.
(2)	Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20% of the original issuance amount.

Expected principal maturity of the CMO borrowings, which is based on expected prepayment rates, is as follows:

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
CMO borrowings	$21,260,630	$5,735,344	$11,209,965	$2,846,158	$1,469,163

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

The following table presents reporting segments as of and for the year ended December 31, 2004:

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations (IFC)	Inter- Company (1)	Consolidated
Balance Sheet Items as of December 31, 2004:
Cash and cash equivalents	$272,908	$43,821	$34,355	$(26,733)	$324,351
CMO collateral and mortgage held-for-investment	22,018,119	—	—	(122,527)	21,895,592
Allowance for loan losses	(53,272)	(10,683)	—	—	(63,955)
Mortgages held-for-sale	—	1,154	586,591	—	587,745
Finance receivables	—	1,605,642	—	(1,133,822)	471,820
Other assets	363,031	50,456	51,377	135,350	600,214
Total assets	22,600,786	1,690,390	672,323	(1,147,732)	23,815,767
Total liabilities	21,695,469	1,528,221	636,527	(1,088,525)	22,771,692
Total stockholders’ equity	905,317	162,169	35,796	(59,207)	1,044,075

Income Statement Items for the Year Ended December 31, 2004:
Net interest income	$231,944	$45,822	$14,744	$50,573	$343,083
Provision for loan losses	24,851	6,076	—	—	30,927
Non-interest income	16,311	10,592	130,969	(117,096)	40,776
Non-interest expense, incl. income taxes	8,102	6,899	102,769	(22,475)	95,295

Net earnings	$215,302	$43,439	$42,944	$(44,048)	$257,637

(1)	Income statement items are net of adjustments on inter-company sales transactions.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

The following table presents reporting segments as of and for the year ended December 31, 2003:

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations (IFC)	Inter - Company (1)	Consolidated
Balance Sheet Items as of December 31, 2003:
Cash and cash equivalents	$91,274	$32,268	$27,454	$(25,843)	$125,153
CMO collateral and mortgage held-for-investment	9,094,503	—	269,679	(67,289)	9,296,893
Allowance for loan losses	(34,739)	(3,857)	—	—	(38,596)
Mortgages held-for-sale	—	2,624	394,994	—	397,618
Finance receivables	—	1,630,979	—	(1,000,949)	630,030
Other assets	54,857	26,285	48,250	37,467	166,859
Total assets	9,205,895	1,688,299	740,377	(1,056,614)	10,577,957
Total liabilities	8,865,020	1,569,569	712,037	(1,041,456)	10,105,170
Total stockholders’ equity	340,875	118,730	28,340	(15,158)	472,787

Income Statement Items for the Year Ended December 31, 2003:
Net interest income	$130,529	$28,950	$8,262	$8,966	$176,707
Provision for loan losses	22,368	2,485	—	—	24,853
Equity in net earnings of IFC	—	—	—	11,537	11,537
Non-interest income	1,594	6,016	57,222	(31,836)	32,996
Non-interest expense, incl. income taxes	4,332	5,012	48,595	(10,531)	47,408

Net earnings	$105,423	$27,469	$16,889	$(802)	$148,979

(1)	Income statement items reflect the consolidation period.
(2)	Income statement items include 99% of net earnings from the mortgage operations as equity in net earnings of IFC for non-consolidation period within non-interest income. Also, includes net adjustments on inter-company sales transactions.

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

Legal Proceedings

On September 1, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et al. was filed in the Circuit Court for Clay County, Missouri, Case No. CV100-4263-CC, as a purported class action lawsuit alleging that the defendants violated Missouri’s Second Loans Act and Merchandising Practices Act. In July 2001, the Missouri complaint was amended to include IMH and other Impac-related entities. A plaintiff’s class was certified on January 2, 2003. On June 22, 2004, the court issued an order to stay all proceedings pending the outcome of an appeal in a similar case in the Eighth Circuit.

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

All of the above purported class action lawsuits are similar in nature in that they allege that the mortgage loan originators violated the respective state’s statutes by charging excessive fees and costs when making second mortgage loans on residential real estate. The complaints allege that IFC was a purchaser, and is a holder, along with other affiliated entities, of second mortgage loans originated by other lenders. The plaintiffs in the lawsuits are seeking damages that include disgorgement of interest paid, restitution, rescission, actual damages, statutory damages, exemplary damages, pre-judgment interest and punitive damages. No specific dollar amount of damages is specified in the complaints.

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

Note P—Stock Option Plans

Grants under stock option plans are made and administered by the board of directors. We currently have a 1995 Stock Option, Deferred Stock and Restricted Stock Plan (1995 Plan) and a 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), collectively, (the stock plans). Each stock plan provides for the grant of ISOs, NQSOs, deferred stock, and restricted stock, and, in the case of the 2001 Plan, dividend equivalent rights and, in the case of the 1995 Plan, stock appreciation rights and limited stock appreciation rights awards (awards). The total number of shares initially reserved and available for issuance under the 2001 Plan was 1.0 million shares. However, on the beginning of each calendar year the maximum number of shares available for issuance may increase by 3.5% of the total number of shares of stock outstanding or a lesser amount determined by the board of directors. Pursuant to this provision, in 2004, 2003, and 2002, under the 2001 Plan an additional, 2.0 million, 1.5 million, and 1.1 million shares, respectively, were available for grant. Unless previously terminated by the board of directors, no options or awards may be granted. At December 31, 2004, the total number of shares reserved and available for issuance under the 1995 Plan is 11,891 shares and under the 2001 Plan is 989,382 shares. Unless previously terminated by the board of directors, no options or awards may be granted under the 1995 Plan after August 31, 2005 and under the 2001 Plan after March 27, 2011.

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

	For the year ended December 31,
	2004		2003		2002
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	3,395,445	$10.59	2,446,427	$7.88	1,634,501	$5.99
Options granted	1,536,000	22.91	1,548,000	14.27	962,750	10.88
Options exercised	(345,893)	10.71	(520,978)	8.74	(150,824)	6.59
Options forfeited/cancelled	(151,668)	19.90	(78,004)	10.68	—	—

Options outstanding at end of year	4,433,884	$14.53	3,395,445	$10.59	2,446,427	$7.88

The following table presents information about fixed stock options outstanding at December 31, 2004:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range ($)	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
3.85	22,500	6.08	3.85	22,500	3.85
4.18	652,500	6.24	4.18	652,500	4.18
4.44 – 9.42	374,094	2.54	7.58	374,094	7.58
10.54	22,668	1.33	10.54	6,000	10.54
10.95	550,286	1.58	10.95	278,591	10.95
11.80	2,500	0.73	11.80	2,500	11.80
14.27	1,372,836	2.58	14.27	401,826	14.27
21.77	40,000	9.47	21.77	—	—
22.83	841,500	3.58	22.83	—	—
23.10	555,000	3.59	23.10	—	—

3.85 - 23.10	4,433,884	3.38	14.53	1,738,011	8.36

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

Characteristics of our CMO collateral and loans held-for-investment at December 31, 2004, which consisted primarily of Alt-A mortgages (dollar amounts in thousands):

Original Loan Amounts	Number of Mortgage Loans	Aggregate Principal Balance	Maturity Date	Percent of Total
$50,000 or less	2,480	$79,490	6/07 – 1/35	0.37%
$50,001 to $100,000	8,277	652,622	10/10 – 1/35	3.02
$100,001 to $150,000	14,889	1,852,949	10/03 – 1/35	8.57
$150,001 to $200,000	14,071	2,444,224	11/03 – 1/35	11.30
$200,001 to $250,000	11,522	2,573,413	2/12 – 1/35	11.90
$250,001 to $300,000	10,015	2,734,930	2/12 – 1/35	12.65
$300,001 to $350,000	7,614	2,452,943	3/12 – 1/35	11.34
$350,001 to $400,000	5,553	2,075,062	6/17 – 1/35	9.60
$400,001 to $450,000	3,356	1,420,290	4/14 – 1/35	6.57
$450,001 to $500,000	2,805	1,329,507	11/34 – 12/34	6.15
$500,001 to $550,000	1,592	833,683	9/09 – 5/32	3.86
$550,001 to $600,000	1,277	732,545	11/17 – 1/35	3.39
$600,001 to $650,000	1,183	743,768	6/17 – 1/35	3.44
$650,000 or more	1,829	1,699,502	11/17 – 1/35	7.84

	86,463	21,624,928	—	100.00%

Unamortized net premiums on mortgages		286,949
REO transfers pending		(16,285)

Total CMO collateral and mortgages held-for-investment		$21,895,592

Interest Rate Ranges	Number of Mortgage Loans	Aggregate Principal Balance	Percent Total
4% or less	2,787	$845,336	3.91%
4.01% to 4.5%	7,987	2,304,904	10.66
4.51% to 5.0%	15,058	4,340,837	20.07
5.01% to 5.5%	15,419	4,471,241	20.68
5.51% to 6.0%	14,373	3,775,223	17.46
6.01% to 6.5%	9,633	2,305,715	10.66
6.51% to 7.0%	7,395	1,653,356	7.65
7.01% to 7.5%	3,988	781,543	3.61
7.51% to 8.0%	2,594	456,547	2.11
8.01% to 8.5%	1,306	202,367	0.94
8.51% to 9.0%	1,226	156,387	0.72
9.01% to 9.5%	721	69,604	0.32
9.51% or more	3,976	261,868	1.21

	86,463	21,624,928	100.00%

Unamortized net premiums on mortgages		286,949
REO transfers pending		(16,285)

Total CMO collateral and mortgages held-for-investment		$21,895,592

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

The geographic distribution of the Company’s CMO collateral and loans held-for-investment at December 31, 2004 was as follows:

Geographic Location	Number of Mortgage Loans	Aggregate Principal Balance	Percent Total
CA	43,431	$13,418,271	62.05%
FL	9,866	1,764,466	8.16
VA	2,299	555,170	2.57
NV	2,376	503,833	2.33
AZ	2,843	495,113	2.29
CO	2,005	414,446	1.92
MD	1,828	414,064	1.91
NY	1,321	388,031	1.79
NJ	1,579	372,332	1.72
IL	1,830	363,562	1.68
Other	17,085	2,935,640	13.58

	86,463	21,624,928	100.00%

Unamortized net premiums on mortgages		286,949
REO transfers pending		(16,285)

Total CMO collateral and mortgages held-for-investment		$21,895,592

Note T—Impac Funding Corporation

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

During April 2005, the Company formed two wholly-owned trust subsidiaries (Trusts) for the purpose of issuing an aggregate of $50.0 million of trust preferred securities (the Trust Preferred Securities). The proceeds from the sale thereof were invested in junior subordinated debt issued by the Company. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts are invested in junior subordinated notes, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by the Company on the junior subordinated notes held by the Trusts.

The following table shows the Trust Preferred Securities issued during April 2005:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Impac Capital Trust #1 (1)	$25,000	$780	$25,780	3/30/2035	3/30/2010	(3)
Impac Capital Trust #2 (2)	25,000	774	25,774	4/30/2035	4/30/2010	(4)

Total	$50,000	$1,554	$51,554

(1)	Requires quarterly distributions initially at a fixed rate of 8.01% per annum through March 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum. Distributions are cumulative but after March 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes (Extension Period).
(2)	Requires quarterly distributions initially at a fixed rate of 8.065% per annum through April 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum. Distributions are cumulative but after April 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes.
(3)	Redeemable at par at any time after the date indicated.
(4)	Redeemable at par at any time after the date indicated and before that date, under certain events, at a premium of 7.5 % of the outstanding amount.

During any Extension Period, the Company may not declare or pay dividend on its capital stock. If an event of default occurs (such as a payment default that is outstanding for 30 days, a default in performance, a breach of any covenant or representation, bankruptcy or insolvency of the Company or liquidation or dissolution of the Trust) either the trustee of the Notes or the holders of at least 25% of the aggregate principal amount of the outstanding Notes may declare the principal amount of, and all accrued interest on, all the Notes to be due and payable immediately, or if the holders of the Notes fail to make such declaration, the holders of at least 25% in aggregate liquidation amount of the Preferred Securities outstanding shall have a right to make such declaration.

Pursuant to the Junior Subordinated Indenture, dated April 1, 2005, between the Company and JPMorgan Chase Bank, N.A., as trustee (Trustee), under which the Notes were issued to Impac Capital Trust #1, it was an automatic event of default if (a) by May 5, 2005 the Company did not provide audited financial statements for the year ended December 31, 2004 and (b) failed to pay the principal and interest on the Notes by May 6, 2005. On May 4, 2005, the Company and the Trustee agreed to extend the dates so that if (a) the Company does not provide by May 20, 2005 audited financial statements or a certification of its compliance with the Sarbanes-Oxley Act of 2002 and (b) the Company fails to pay the principal and interest due and payable on the Notes on or before May 23, 2005 then it will be an automatic event of default under the Indenture.