Form 10-Q
period 2005-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2005-05-16
CIK 1000298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

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

There were 75,263,432 shares of common stock outstanding as of May 12, 2005.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$228,461	$324,351
Restricted cash	1,779	253,360
CMO collateral	22,381,248	21,308,906
Mortgages held-for-investment	1,154,937	586,686
Finance receivables	435,884	471,820
Allowance for loan losses	(66,789)	(63,955)
Mortgages held-for-sale	1,065,056	587,745
Accrued interest receivable	104,566	97,617
Other assets	381,530	249,237

Total assets	$25,686,672	$23,815,767

LIABILITIES
CMO borrowings	$21,991,768	$21,206,373
Reverse repurchase agreements	2,433,554	1,527,558
Accrued dividends payable	56,448	—
Other liabilities	45,800	37,761

Total liabilities	24,527,570	22,771,692

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding as of March 31, 2005 and December 31, 2004	—	—
Series B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, issued and outstanding as of March 31, 2005 and December 31, 2004	20	20
Series C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $107,500; 5,500,000 shares authorized; 4,300,000 shares issued and outstanding as of March 31, 2005 and December 31, 2004	43	43
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,263,432 and 75,153,926 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	753	752
Additional paid-in capital	1,154,085	1,152,861
Accumulated other comprehensive income	1,243	979
Net accumulated surplus (deficit):
Cumulative dividends declared	(573,525)	(513,453)
Retained earnings	576,483	402,873

Net accumulated surplus (deficit)	2,958	(110,580)

Total stockholders’ equity	1,159,102	1,044,075

Total liabilities and stockholders’ equity	$25,686,672	$23,815,767

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2005	2004
INTEREST INCOME:
Mortgage assets	$276,021	$133,816
Other assets	1,359	321

Total interest income	277,380	134,137
INTEREST EXPENSE:
CMO borrowings	179,467	51,994
Reverse repurchase agreements	16,762	9,554
Other borrowings	45	66

Total interest expense	196,274	61,614
Net interest income	81,106	72,523
Provision for loan losses	6,074	9,725

Net interest income after provision for loan losses	75,032	62,798

NON-INTEREST INCOME:
Gain (loss) on derivative instruments	117,591	(36,630)
Gain on sale of loans	12,851	2,502
Other income	5,078	210

Total non-interest income	135,520	(33,918)

NON-INTEREST EXPENSE:
Personnel expense	18,880	13,668
Amortization of deferred tax charge	5,803	4,198
General and administrative and other expense	4,913	3,174
Provision for repurchases	3,714	(1,183)
Professional services	3,419	1,831
Equipment expense	1,147	784
Occupancy expense	1,145	841
Data processing expense	943	805
Amortization and impairment of mortgage servicing rights	289	406
Gain on sale of other real estate owned	(848)	(503)

Total non-interest expense	39,405	24,021

Net earnings before income taxes	171,147	4,859
Income tax benefit	(2,463)	(4,513)

Net earnings	173,610	9,372
Cash dividends on cumulative redeemable preferred stock	(3,624)	—

Net earnings available to common stockholders	$169,986	$9,372

OTHER COMPREHENSIVE EARNINGS:
Net earnings	$173,610	$9,372
Net unrealized gains (losses) arising during period:
Unrealized holding gains on securities	264	121
Reclassification of losses included in net earnings	—	(261)

Net unrealized gains (losses)	264	(140)

Comprehensive earnings	$173,874	$9,232

NET EARNINGS PER SHARE:
Net earnings per share—basic	$2.26	$0.16

Net earnings per share—diluted	$2.23	$0.15

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$173,610	$9,372
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	6,074	9,725
Amortization of premiums and deferred securitization costs	65,062	24,907
Gain on sale of other real estate owned	(848)	(503)
Gain on sale of loans	(12,851)	(2,502)
Unrealized (gain) loss on derivative instruments	(131,318)	24,307
Purchase of mortgages held-for-sale	(4,664,116)	(3,469,082)
Sale and principal reductions on mortgages held-for-sale	4,192,581	3,257,945
Net change in deferred taxes	(1,990)	1,852
Gain on sale of investment securities available-for-sale	—	(291)
Change in deferred tax charge	(1,958)	(8,665)
Depreciation and amortization	1,069	755
Amortization and impairment of mortgage servicing rights	289	406
Net change in accrued interest receivable	(6,949)	(8,492)
Net change in restricted cash	251,581	(63)
Net change in other assets and liabilities	26,293	(167,059)

Net cash used in operating activities	(103,471)	(327,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in CMO collateral	(1,138,912)	(2,547,419)
Net change in finance receivables	35,936	103,634
Purchase of premises and equipment	(2,324)	(839)
Net change in mortgages held-for-investment	(572,795)	513,665
Sale of investment securities available-for-sale	—	2,800
Net change in mortgage servicing rights	(1,161)	2,261
Purchase of deferred investments	(207)	(613)
Net principal reductions on investment securities available-for-sale	430	548
Proceeds from the sale of other real estate owned, net	9,904	9,740

Net cash used in investing activities	(1,669,129)	(1,916,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements and other borrowings	905,996	(450,863)
Proceeds from CMO borrowings	2,557,477	3,342,580
Repayment of CMO borrowings	(1,784,370)	(700,179)
Dividends paid preferred	(3,624)	—
Proceeds from sale of common stock	—	106,280
Proceeds from sale of common stock via equity distribution agreement	—	10,729
Proceeds from exercise of stock options	1,231	645

Net cash provided by financing activities	1,676,710	2,309,192

Net change in cash and cash equivalents	(95,890)	65,581
Cash and cash equivalents at beginning of period	324,351	125,153

Cash and cash equivalents at end of period	$228,461	$190,734

SUPPLEMENTARY INFORMATION:
Interest paid	$176,560	$55,754
Taxes paid	1,546	797
NON-CASH TRANSACTIONS:
Transfer of mortgages to other real estate owned	$15,178	$9,169
Dividends declared and unpaid	56,448	40,723
Net change in other comprehensive earnings	264	(140)

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data or as otherwise indicated)

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

The accompanying unaudited consolidated financial statements of IMH and our subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with GAAP. Management’s estimates and assumptions include allowance for loan losses, valuation of derivative financial statements and repurchase liabilities related to sold loans, and the amortization of various mortgage loan premium and discounts due to prepayment estimates. Actual results could differ from those estimates.

2. Stock Options

No compensation cost has been recognized for stock-based awards to employees as the stock option exercise price is equal to the fair market value of the underlying common stock as of the stock option grant date. Summarized below are the pro forma effects on net earnings and net earnings per share as if the Company had elected to use the fair value approach to account for its employee stock-based compensation plans:

	For the Three Months Ended March 31,
	2005	2004
Net earnings available to common stockholders	$169,986	$9,372
Total stock-based employee compensation expense using the fair value method	(546)	(291)

Pro forma net earnings	$169,440	$9,081

Net earnings per share as reported:
Basic	$2.26	$0.16

Diluted	$2.23	$0.15

Pro forma net earnings per share:
Basic	$2.25	$0.15

Diluted	$2.23	$0.15

3. Recent Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (FASB) reached consensus opinions detailed in EITF 3-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). Such consensuses require an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. The Company does not expect the adoption of EITF 03-01 to have a material effect on the financial condition, results of operations, or liquidity of the Company. EITF 03-01 also includes disclosure requirements for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized.

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment “ (SFAS 123R). It requires all public companies to report share-based compensation expense at fair value at the grant date of the related share-based awards. The Company is required to adopt the provisions of the SFAS 123R effective for annual periods beginning after June 15, 2005. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of SFAS 123R would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net earnings per share in Note A.2. Stock Options.

Note B—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2005	2004
Numerator for basic net earnings per share:
Net earnings	$173,610	$9,372
Cash dividends on cumulative redeemable preferred stock	(3,624)	—

Net earnings available to common stockholders	$169,986	$9,372

Denominator for basic net earnings per share:
Basic weighted average number of common shares outstanding	75,206	59,692

Denominator for diluted net earnings per share:
Basic weighted average number of common shares outstanding	75,206	59,692
Net effect of dilutive stock options	1,039	1,120

Diluted weighted average number of common shares outstanding	76,245	60,812

Net earnings per share:
Basic	$2.26	$0.16

Diluted	$2.23	$0.15

The anti-dilutive effects of stock options outstanding as of March 31, 2005 and 2004 were 1.4 million shares and none, respectively.

Note C—Segment Reporting

The following table presents reporting segments as of and for the three months ended March 31, 2005:

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company (1)	Consolidated
Balance Sheet Items:
CMO collateral and mortgages held-for-investment	$23,666,532	$—	$—	$(130,347)	$23,536,185
Mortgages held-for-sale	—	758	1,064,298	—	1,065,056
Finance receivables	—	2,595,401	—	(2,159,517)	435,884
Total assets	23,996,537	2,607,680	1,165,122	(2,082,667)	25,686,672
Total stockholders’ equity	1,010,170	173,452	46,872	(71,392)	1,159,102
Income Statement Items:
Net interest income	$52,119	$11,341	$1,974	$15,672	$81,106
Provision for loan losses	6,074	—	—	—	6,074
Non-interest income	114,994	2,027	49,673	(31,174)	135,520
Non-interest expense and income taxes	2,693	2,085	35,481	(3,317)	36,942

Net earnings (loss)	$158,346	$11,283	$16,166	$(12,185)	$173,610

(1)	Income statement items include inter-company loan sales transactions and the elimination of related gains.

The following table presents reporting segments as of and for the three months ended March 31, 2004:

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company (1)	Consolidated
Balance Sheet Items:
CMO collateral and mortgages held-for-investment	$11,384,790	$—	$—	$(83,159)	$11,301,631
Mortgages held-for-sale	—	—	611,072	—	611,072
Finance receivables	—	1,228,823	—	(702,427)	526,396
Total assets	11,775,991	1,240,748	691,909	(772,327)	12,936,321
Total stockholders’ equity	431,380	122,144	35,071	(27,020)	561,575
Income Statement Items:
Net interest income	$51,461	$8,417	$5,143	$7,502	$72,523
Provision for loan losses	4,285	5,440	—	—	9,725
Non-interest income	(39,151)	1,958	31,978	(28,703)	(33,918)
Non-interest expense and income taxes	1,744	1,521	25,583	(9,340)	19,508

Net earnings (loss)	$6,281	$3,414	$11,538	$(11,861)	$9,372

(1)	Income statement items include inter-company loan sales transactions and the elimination of related gains.

Note D—Mortgages Held-for-Sale

Mortgages held-for-sale for the periods indicated consisted of the following:

	At March 31, 2005	At December 31, 2004
Mortgages held-for-sale	$1,044,764	$576,777
Net premiums on mortgages held-for-sale	20,292	10,968

Total mortgages held-for-sale	$1,065,056	$587,745

Included in other liabilities as of March 31, 2005 and December 31, 2004 was an allowance for mortgage repurchases of $5.9 million and $2.2 million, respectively. The allowance for mortgage repurchases is maintained for the purpose of purchasing previously sold mortgages for various reasons, including early payment defaults or breach of representations or warranties, which may be subsequently sold at a loss. In determining the adequacy of the liability for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans and other appropriate information. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect on our financial condition and results of operations. Activity for provision for repurchases for the periods indicated was as follows:

	For the Three Months Ended, March 31,
	2005	2004
Beginning balance	$2,183	$2,327
Provision for loan repurchases	3,714	(1,183)
Loss on sale of repurchased mortgages	—	(196)

Total provision for repurchases	$5,897	$948

Note E—CMO Collateral

CMO collateral for the periods indicated consisted of the following:

	At March 31, 2005	At December 31, 2004
Mortgages secured by single-family residential real estate	$21,387,712	$20,428,144
Mortgages secured by multi-family residential real estate	712,232	604,934
Net premiums on mortgages	281,304	275,828

Total CMO collateral	$22,381,248	$21,308,906

Note F—Allowance for Loan Losses

Activity for allowance for loan losses for the periods indicated was as follows:

	For the Three Months Ended, March 31,
	2005	2004
Beginning balance	$63,955	$38,596
Provision for loan losses	6,074	9,725
Charge-offs, net of recoveries	(3,240)	(2,022)

Total allowance for loan losses (1)	$66,789	$46,299

(1)	Includes a specific allowance for loan losses of $10.7 million as of March 31, 2005 and $6.0 million as of March 31, 2004 for warehouse advances deemed to be permanently impaired.

Note G—Other Assets

Other assets for the periods indicated consisted of the following:

	At March 31, 2005	At December 31, 2004
Derivative assets	$240,607	$103,290
Deferred tax charge	50,169	48,211
Investment securities available-for-sale	25,261	25,427
Real estate owned	24,399	18,277
Prepaid and other assets	19,033	35,423
Premises and equipment	10,347	9,092
Deferred income taxes	7,318	5,328
Restricted investments	4,396	4,189

Total other assets	$381,530	$249,237

Premises Leases

In March 2005, we entered into a premises lease agreement under which our corporate headquarters will move from our present locations to a new and larger facility in Irvine, California, which will allow us to consolidate office space we are currently utilizing in multiple locations in Newport Beach. The premises lease agreement includes an option to lease another building and a right of first offer to lease additional buildings. The lease term is a period of ten years beginning after the completion of the first building and related tenant improvements, which is anticipated to be in the first quarter of 2006. The aggregate rent for the term of the lease for the first building is approximately $69 million over ten years, or approximately $6.9 million per year. Occupancy expense for the first quarter of 2005 was $1.1 million, or approximately $4.4 million on an annualized basis

Note H—CMO Borrowings

Selected information on CMO borrowings for the periods indicated consisted of the following (dollars in millions):

	Original Issuance Amount	CMOs Outstanding as of		Range of Fixed Interest Rates (%)	Range of Interest Rate Margins Over One-Month LIBOR (%)	Range of Interest Rate Margins After Adjustment Date (%)(1)(2)
Year of Issuance		3/31/05	12/31/04
2002	$3,876.1	$1,047.9	$1,237.3	5.25 -12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	3,127.7	3,615.8	4.34 -12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	15,293.7	16,407.5	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	2,567.8	2,567.3	—	N/A	0.26 - 1.65	0.52 - 2.48

Sub-total CMO borrowings		22,036.6	21,260.6
Accrued interest expense		20.4	12.9
Unamortized securitization costs		(65.2)	(67.1)

Total CMO borrowings		$21,991.8	$21,206.4

(1)	One-month LIBOR was 2.85% as of the last reset date prior to March 31, 2005.

(2)	Interest rate margins are generally adjusted when the unpaid principal balance is 20%-25% of the original issuance amount.

Note I—Reverse Repurchase Agreements

We enter into reverse repurchase agreements with major brokerage firms to finance our warehouse lending operations and to fund the purchase of mortgages. Reverse repurchase agreements consist of uncommitted lines, which may be withdrawn at any time by the lender, and committed lines. During the first quarter of 2005 we added an additional $500.0 million to an existing warehouse facility to finance asset growth.

Generally, the reverse repurchase agreements require that the Company provide audited financial statements to the lending party within 90 to 120 days of year end. The Company has obtained a waiver of event of default from each of its lenders in the event that the audit of the annual financial statements is not completed within the time period specified in the lending arrangements.

Note J—Subsequent Events

Junior Subordinated Debt and Trust Preferred Securities

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

The following table shows the Trust Preferred Securities issued during April 2005:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Impac Capital Trust #1(1)	$25,000	$780	$25,780	3/30/2035	3/30/2010(3)
Impac Capital Trust #2(2)	25,000	774	25,774	4/30/2035	4/30/2010(4)

Total	$50,000	$1,554	$51,554

(1)	Requires quarterly distributions initially at a fixed rate of 8.01% per annum through March 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum. Distributions are cumulative but after March 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes (Extension Period).

(2)	Requires quarterly distributions initially at a fixed rate of 8.065% per annum through April 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum. Distributions are cumulative but after April 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes.

(3)	Redeemable at par at any time after the date indicated.

(4)	Redeemable at par at any time after the date indicated and before that date, under certain events, at a premium of 7.5 % of the outstanding amount.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to, failure to achieve projected earnings levels; the ability to generate sufficient liquidity and conduct our operations as planned; the ability to access the equity markets; delays in raising, or the inability to raise, additional capital, either through equity offerings, lines of credit or otherwise as a result of, among other things, market conditions or the delay in providing audited financial statements and the auditor’s report on our internal control over financial reporting for the fiscal year ended 2004; the ability to generate taxable income and to pay dividends; interest rate fluctuations and changes in expectations of future interest rates; changes in prepayment rates or effectiveness of prepayment penalties on our mortgages; the availability of financing and, if available, the terms of any financing; continued ability to access the securitization markets or other funding sources; risks related to our ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures due to reported, or potential, material weaknesses and the ability to remediate any material weaknesses; changes in markets which the Company serves; the effectiveness of risk management strategies; and changes in other general market and economic conditions. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General Overview

We are a mortgage real estate investment trust, or “REIT,” that is a nationwide acquirer, originator, seller and investor of non-conforming Alt-A mortgages, or “Alt-A mortgages,” and to a lesser extent, small-balance, multi-family mortgages, or “multi-family mortgages” and sub-prime, or “B/C mortgages.” We also provide warehouse financing to originators of mortgages.

We operate three core businesses:

•	the long-term investment operations that is conducted by IMH, IMH Assets and IMCC;

•	the mortgage operations that is conducted by IFC, ISAC and Novelle; and

•	the warehouse lending operations that is conducted by IWLG.

The long-term investment operations primarily invest in adjustable rate and, to a lesser extent, fixed rate Alt-A mortgages that are acquired and originated by our mortgage operations. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines. Some of the principal differences between mortgages purchased by Fannie Mae and Freddie Mac and Alt-A mortgages are as follows:

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

The long-term investment operations also originate and invest in multi-family mortgages that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently adjust to adjustable rate mortgages, or “hybrid ARMs,” with balances that generally range from $500,000 to $5.0 million. Multi-family mortgages have interest rate floors, which is the initial start rate, and prepayment penalty periods of three-, five-, seven- and ten-years. Multi-family mortgages provide greater asset diversification on our balance sheet as borrowers of multi-family mortgages typically have higher credit scores and multi-family mortgages typically have lower loan-to-value ratios, or “LTV ratios,” and longer average term to payoff than Alt-A mortgages. As of March 31, 2005, we had no multi-family mortgages held as CMO collateral and held-for-investment on our consolidated financial statements that were delinquent. The long-term investment operations generate earnings primarily from net interest income earned on mortgages held for long-term investment, or “long-term mortgage portfolio.” The long-term mortgage portfolio as reported on our consolidated balance sheet consists of mortgages held as collateralized mortgage obligations, or “CMO,” and mortgages held-for-investment. Investments in Alt-A mortgages and multi-family mortgages are initially financed with short-term borrowings under reverse repurchase agreements that are subsequently converted to long-term financing in the form of CMO financing. Cash flow from the long-term mortgage portfolio and proceeds from the sale of capital stock also finance new Alt-A and multi-family mortgages.

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

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and may require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include allowance for loan losses, derivative financial instruments and securitization of financial assets as financing versus sale. These policies are described in further detail in our Annual Report on Form 10-K/A Amendment 2 for the year ended December 31, 2004.

Financial Highlights for the First Quarter of 2005

•	Estimated taxable income per diluted share increased 10% to $0.75 compared to $0.68 for the fourth quarter of 2004 and $0.75 for the first quarter of 2004;

•	Cash dividends declared per common share were $0.75 for the first quarter of 2005 and the fourth quarter of 2004 and $0.65 for the first quarter of 2004;

•	Total assets increased to $25.7 billion as of March 31, 2005 from $23.8 billion as of December 31, 2004 and $12.9 billion as of March 31, 2004;

•	Book value per share increased 13% to $13.31 as of March 31, 2005 compared to $11.80 as of December 31, 2004 and $8.96 as of March 31, 2004;

•	Total market capitalization decreased to $1.4 billion as of March 31, 2005 compared to $1.7 billion as of December 31, 2004 and March 31, 2004;

•	Dividend yield as of March 31, 2005 was 15.6%, based on annualized first quarter cash dividend of $0.75 per share and closing stock price of $19.18 per share;

•	The mortgage operations acquired and originated $4.7 billion of primarily Alt-A mortgages compared to $6.4 billion for the fourth quarter of 2004 and $3.5 billion for the first quarter of 2004;

•	The long-term investment operations retained $3.3 billion of primarily Alt-A mortgages compared to $4.8 billion for the fourth quarter of 2004 and $2.9 billion for the first quarter of 2004; and

•	IMCC originated $165.3 million of multi-family mortgages compared to $123.4 million for the fourth quarter of 2004 and $94.5 million for the first quarter of 2004.

Taxable Income

After adjusting for differences between net earnings and estimated taxable income, estimated taxable income available to common stockholders was $56.8 million, or $0.75 per diluted common share, for the quarter ended March 31, 2005 as compared to $45.5 million, or $0.75 per diluted common share, for the quarter ended March 31, 2004. When we file our annual tax returns there are certain adjustments that we make to net earnings and taxable income due to differences in the nature and extent that revenues and expenses are recognized under the two methods. As an example, to calculate estimated taxable income we deduct actual loan losses as compared to the determination of net earnings which requires a deduction for estimated losses inherent in our mortgage portfolios in the form of a provision for loan losses. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income available to common stockholders, which is a non-generally accepted accounting principle, or “GAAP,” financial measurement, is useful information for our investors. During the first quarter of 2005 we declared total regular cash dividends of $56.4 million, or $0.75 per common share. Upon the filing of our 2003 tax return, we had a federal net operating tax loss carry-forward of $18.7 million which expire in the year 2020 and which may or may not be used to offset taxable income in 2004 or in subsequent years. We expect to file our 2004 federal and state tax returns in September 2005 at which time changes to federal net operating loss carry-forwards, if any, will be determined.

The following table presents a reconciliation of net earnings to estimated taxable income available to common stockholders for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2005(1)	2004(1)
Net earnings	$173,610	$9,372
Adjustments to GAAP earnings:
Loan loss provision	6,074	9,725
Tax deduction for actual loan losses	(3,240)	(2,022)
Anticipated partial worthlessness deduction on warehouse advances	—	(6,000)
Fair value of derivatives (2)	(128,878)	26,647
Dividends on preferred stock	(3,624)	—
Net earnings of IFC (3)	(16,166)	(11,538)
Dividend from IFC (4)	16,850	7,500
Elimination of inter-company loan sales transactions (5)	12,184	11,861

Estimated taxable income available to common stockholders (6)	$56,810	$45,545

Estimated taxable income per diluted common share (6)	$0.75	$0.75

Diluted weighted average shares outstanding	76,245	60,812

(1)	Estimated taxable income includes estimates of book to tax adjustments and can differ from actual taxable income as calculated when we file our annual corporate tax return. Since estimated taxable income is a non-GAAP financial measurement, the reconciliation of estimated taxable income available to common stockholders to net earnings meets the requirement of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements.

(2)	The mark-to-market change for the valuation of derivatives is income or expense for GAAP financial reporting but is not included as an addition or deduction for taxable income calculations. Unrealized fair value of derivatives is a component of gain (loss) on derivatives in the financial statements.

(3)	Represents net earnings of IFC, a taxable REIT subsidiary, which may not necessarily equal taxable income. Distributions from IFC to IMH may exceed IFC’s net earnings, however, IMH can only recognize as dividend distributions received from IFC as taxable income to the extent that IFC’s distributions are from current or prior period undistributed taxable income. Any dividends paid to IMH by IFC in excess of IFC’s cumulative undistributed taxable income would be recognized as return of capital by IMH to the extent of IMH’s capital investment in IFC. Any distributions by IFC in excess of IMH’s capital investment in IFC would be taxed as capital gains.

(4)	Dividends of $11.9 million were paid to IMH during April 2005 from IFC’s first quarter estimated taxable income.

(5)	Includes the elimination of the tax effect of inter-company loan sales and the amortization of tax expense, or amortization of deferred charge on the consolidated financial statements, of loan sales between IFC and IMH.

(6)	Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating loss carry-forwards.

Results of Operations and Financial Condition

Results of Operations

For the Three Months Ended March 31, 2005 compared to the Three Months Ended March 31, 2004

Condensed Statements of Operations Data

(dollars in thousands, except share data)

	2005	2004	Increase (Decrease)	% Change
Interest income	$277,380	$134,137	$143,243	107%
Interest expense	196,274	61,614	134,660	219

Net interest income	81,106	72,523	8,583	12
Provision for loan losses	6,074	9,725	(3,651)	(38)

Net interest income after provision for loan losses	75,032	62,798	12,234	19

Total non-interest income (expense)	135,520	(33,918)	169,438	500
Total non-interest expense	39,405	24,021	15,384	64
Income taxes	(2,463)	(4,513)	2,050	45

Net earnings	$173,610	$9,372	$164,238	1,752%

Net earnings per share—diluted	$2.23	$0.15	$2.08	1,387%
Dividends declared per common share	$0.75	$0.65	$0.10	15%

Net Interest Income

We earn interest income primarily on mortgage assets which include CMO collateral, mortgages held-for-investment, mortgages held-for-sale, finance receivables and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings on mortgage assets, which include CMO borrowings and reverse repurchase agreements. The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2005			2004
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Investment securities available-for-sale	$25,193	$331	5.26%	$30,228	$1,026	13.58%
CMO collateral (1)	22,042,801	244,375	4.43	9,477,767	106,207	4.48
Mortgages held-for-investment and mortgages held-for-sale	1,682,170	26,228	6.24	1,436,617	21,486	5.98
Finance receivables	384,166	5,087	5.30	454,252	5,097	4.49

Total mortgage assets	$24,134,330	$276,021	4.57%	$11,398,864	$133,816	4.70%

BORROWINGS
CMO borrowings	$21,742,654	$179,467	3.30%	$9,301,426	$51,994	2.24%
Reverse repurchase agreements	1,872,872	16,762	3.58	1,744,596	9,554	2.19

Total borrowings on mortgage assets	$23,615,526	$196,229	3.32%	$11,046,022	$61,548	2.23%

Net interest spread (2)			1.25%			2.47%
Net interest margin (3)			1.32%			2.54%

Net interest income on mortgage assets		$79,792	1.32%		$72,268	2.54%
Less: Accretion of loan discounts (4)		(17,032)	(0.28)		(8,176)	(0.29)
Less: Net cash payments on derivatives (5)		(13,727)	(0.23)		(12,323)	(0.43)

Adjusted net interest margin (6)		$49,033	0.81%		$51,769	1.82%

Effect of amortization of loan premiums and CMO securitization costs (7)		$65,062	1.08%		$24,907	0.87%

(1)	Interest includes amortization of acquisition cost on mortgages acquired from the mortgage operations and accretion of loan discounts, which represents the amount allocated to MSRs when MSRs are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment.

(2)	Net interest spread on mortgage assets is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.

(3)	Net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total mortgage assets.

(4)	Yield represents income from the accretion of loan discounts, as defined in (1), divided by total average mortgage assets.

(5)	Yield represents net cash payments on derivatives divided by total average mortgage assets.

(6)	Adjusted net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets, accretion of loan discounts and net cash payments on derivatives from interest income on total mortgage assets and dividing by total average mortgage assets. Net cash payments on derivatives are a component of gain (loss) on derivatives on the consolidated statements of operations. Adjusted net interest margins on mortgage assets is a non-GAAP financial measurement, however, the reconciliation provided in this table meets the requirements of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements. We believe that the presentation of adjusted net interest margin on mortgage assets is useful information for our investors as it more closely reflects the true economics of net interest margins on mortgage assets.

(7)	The amortization of loan premiums and CMO securitization costs are components of interest income and interest expense, respectively. Yield represents the cost of amortization of net loan premiums and CMO securitization costs divided by total average mortgage assets.

The quarter-over-quarter increase in net interest income was primarily due to an increase in average mortgage assets, which increased to $24.1 billion for the first quarter of 2005 compared to $11.4 billion for the first quarter of 2004 as the long-term investment operations acquired $17.3 billion of primarily Alt-A mortgages from the mortgage operations and

$529.3 million of multi-family mortgages originated by IMCC since the end of the first quarter of 2004. The long-term investment operations primarily acquire Alt-A mortgages from the mortgage operations and multi-family mortgages originated by IMCC that fit within our investment criteria. Alt-A and multi-family mortgages are primarily ARMs and, to a lesser extent, FRMs with good credit profiles and mortgage insurance enhancements, when required, that generally have prepayment penalty features and are primarily purchase money transactions.

Net interest income was negatively impacted by a decline in net interest margins on mortgage assets. Net interest margins on mortgage assets declined by 122 basis points to 1.32% for the first quarter of 2005 as compared to 2.54% for the first quarter of 2004. Net interest margins on mortgage assets compressed as one-month LIBOR, which is the interest rate index used to price borrowing costs on CMO and reverse repurchase borrowings, rose 178 basis points since the end of the first quarter of 2004 while mortgage assets over the same period did not re-price upward as quickly. Net interest margins on mortgage assets are susceptible to changes in interest rates due to mismatched interest rate adjustments between mortgage assets and borrowings on mortgage assets as follows:

•	interest rate adjustment limitations on mortgages held in our long-term mortgage portfolio that have periodic and lifetime interest rate cap features which are not in effect on our CMO and warehouse borrowings;

•	mismatched interest rate adjustment periods between mortgages held in our long-term mortgage portfolio and CMO and warehouse borrowings; and

•	mismatched interest rate indices on mortgages held in our long-term mortgage portfolio and CMO and warehouse borrowings.

Examples of interest rate mismatches include the following (addressed in the same order as above):

•	interest rates on ARMs, which are primarily indexed to six-month LIBOR, adjust on a six-month cycle by a maximum of generally 1.00% as compared to adjustable rate CMO and warehouse borrowings which adjust monthly and daily, respectively, and are not limited to maximum interest rate adjustments;

•	hybrid ARMs have initial fixed interest rate periods of two- to seven years as compared to adjustable rate CMO and warehouse borrowings which are generally indexed to one-month LIBOR and adjust on a monthly and daily basis, respectively; and

•	the interest rate index used for six-month LIBOR ARMs adjusts unequally in relation to one-month LIBOR which is the interest rate index used for adjustable rate CMO and warehouse borrowings.

In addition to net interest margin compression on mortgage assets due to mismatched interest rate adjustments, net interest margins on mortgage assets also compressed due to the following:

•	higher mortgage premium and CMO securitization cost amortization rates; and

•	use of higher leverage on CMOs completed during the second half of 2004.

Due to higher mortgage prepayments during the first quarter of 2005, amortization of mortgage premiums and CMO securitization costs increased by 21 basis points to 108 basis points of total average mortgage assets as compared to 87 basis points of total average mortgage assets during the first quarter of 2004. Along with an increase in short-term interest rates, our expectation, based on past experience, was that a corresponding decline in mortgage prepayment rates would follow. However, mortgage prepayment rates accelerated during the latter part of 2004 and during the first quarter of 2005. There is mortgage industry evidence which documents that the increase in home appreciation rates over the last three years was a significant factor affecting Alt-A borrowers refinance decisions during 2004. Borrowers appear willing to use equity to pay a loan prepayment penalty in order obtain lower monthly payments by refinancing into other mortgage products, including interest-only and high loan-to-value mortgage products. However, we collected prepayment penalty charges of $5.3 million, or 9 basis points of total average mortgage assets, during the first quarter of 2005 as compared to $1.2 million, or 4 basis points of total average mortgage assets, during the first quarter of 2004 which partially offset the increase in amortization costs caused by the prepayment of mortgages.

Because of the uncertainty surrounding our ability to raise capital last year during the process of restating our consolidated financial statements, we utilized CMO structures during the second half of 2004 which allowed us to preserve existing capital through the use of higher leverage. Higher leverage CMOs were structured to require a lower level of initial capital investment than for CMOs completed prior to July 2004. Capital invested in higher leverage CMOs have been, and will continue to be, deposited into those specific CMO trusts from monthly excess cash flows on mortgages securing the CMOs until the required level of capital investment is attained. The use of higher leverage CMOs contributed to compressed net interest margins on total mortgage assets.

During the first quarter of 2005, adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, decreased by 101 basis points as compared to a decline of 122 basis points on net interest margins on mortgage assets. Adjusted net interest margins on mortgage assets did not decline as much as net interest margins on mortgage assets primarily due to a 20 basis point decline in cash payments on derivatives relative to total average mortgage assets. Lower derivative costs relative to total average mortgage assets partially offset the compression of net interest margins on mortgage assets which was caused by the factors described above. Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates on mortgage assets and borrowings on mortgage assets which may result in variability in net interest margins.

For further information on our interest rate risk management policies refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Provision for Loan Losses

Provision for loan losses decreased to $6.1 million during the first quarter of 2005 as compared to $9.7 million during the first quarter of 2004. However, provision for loan losses during the first quarter of 2004 includes a $6.0 million specific impairment that was recorded for warehouse advances that were deemed to be permanently impaired as compared to no specific impairments during the first quarter of 2005. The increase in provision for loan losses, other than specific loan impairments, was primarily due to the growth of our long-term mortgage portfolio. Actual losses on mortgages were $3.2 million and $2.0 million for the first quarter of 2005 and 2004, respectively. For further information on delinquencies in our long-term investment portfolio and non-performing assets refer to “Financial Condition—Credit Risk.”

Non- Interest Income

Changes in Non-Interest Income

(dollars in thousands)

	2005	2004	Increase	% Change
Gain (loss) on derivative instruments	$117,591	$(36,630)	$154,221	421%
Gain on sale of loans	12,851	2,502	10,349	414
Other income	5,078	210	4,868	2,318

Total non-interest income (expense)	$135,520	$(33,918)	$169,438	500%

Gain (Loss) on Derivative Instruments. Mark-to-market gain on derivatives includes unrealized mark-to-market gain or loss on derivative instruments and net cash payments or receipts on derivatives. Unrealized mark-to-market gain (loss) on derivative instruments increased to $131.3 million during the first quarter of 2005 as compared to $(24.3) million during the first quarter of 2004. The increase in unrealized mark-to-market gain was the result of an increase in actual short-term interest rates, which resulted in a 178 basis point increase in one-month LIBOR since the end of the first quarter of 2004, in addition to an expectation that interest rates will rise in the future. Generally, we utilize interest rate swaps whereby we agree to pay cash payments based on a fixed interest rate and receive cash payments on a variable interest rate. As short-term interest rates increased and long term interest rates did not change significantly on a quarter-over-quarter basis, the value of the interest rate swap agreements increased. We enter into derivative contracts to offset the various risks associated with certain specific CMO liabilities. In our consolidated financial statements, we record a market valuation adjustment for derivatives, including certain forward purchase commitments on mortgages, as current period expense or revenue. Unrealized mark-to-market gain or loss on derivatives is not included as an addition or deduction for purposes of calculating taxable income as shown in the reconciliation table of net earnings to estimated taxable income in the “Taxable Income” table. Cash payments on derivatives increased to $13.7 million during the first quarter of 2005 as compared to $12.3 million during the first quarter of 2004. However, cash payments on derivatives declined to 23 basis points of total average mortgage assets during the first quarter of 2005 as compared to 43 basis points of total average mortgage assets during the first quarter of 2004. Cash payments on derivatives are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income.

Gain (Loss) on Sale of Loans. The quarter-over-quarter increase in gain on sale of loans was primarily due to an increase in the value of derivatives that were used to protect the market value of mortgages with rate-lock commitments. We use derivatives to protect the market value of mortgages when we have established a rate-lock commitment on a particular mortgage prior to its close and eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of that mortgage. During the first quarter of 2005, the value of these derivatives resulted in a $5.1 million gain as compared to a loss of $9.3 million during the first quarter of 2004. Additionally, the mortgage operations sold $887.8 million of loans to third party investors during the first quarter of 2005 as compared to $628.6 million of mortgages sold to third party investors during the first quarter of 2004. All inter-company loan sales between the mortgage operations and the long-term investment operations are eliminated on our consolidated financial statements.

Non-Interest Expense

Changes in Non-Interest Expense

(dollars in thousands)

	2005	2004	Increase (Decrease)	% Change
Personnel expense	$18,880	$13,668	$5,212	38%
General and administrative and other expense	4,913	3,174	1,739	55
Professional services	3,419	1,831	1,588	87
Equipment expense	1,147	784	363	46
Occupancy expense	1,145	841	304	36
Data processing expense	943	805	138	17

Total operating expense (1)	30,447	21,103	9,344	44

Amortization of deferred tax charge	5,803	4,198	1,605	38
Provision for repurchases	3,714	(1,183)	4,897	414
Amortization and impairment of mortgage servicing rights	289	406	(117)	(29)
Gain on sale of other real estate owned	(848)	(503)	(345)	(69)

Total non-operating expense (2)	8,958	2,918	6,040	207

Total non-interest expense	$39,405	$24,021	$15,384	64%

(1)	Operating expenses are primarily from the mortgage operations, which employ the majority of the personnel within the organization, and generally fluctuate in conjunction with increases or decreases in mortgage acquisition and origination volumes.

(2)	Non-operating expenses generally relate to existing assets and liabilities and are generally not a function of increases or decreases in mortgage acquisition or origination volumes.

Operating Expense. The quarter-over-quarter increase in operating expense was primarily due to the following:

•	increase in personnel and personnel-related expenses;

•	expansion of our wholesale mortgage operations; and

•	costs related to compliance with Section 404 of the Sarbanes-Oxley Act, or “SOX 404.”

Total operating expense increased on a quarter-over-quarter basis as acquisitions and originations from the mortgage operations increased 34% to $4.7 billion during the first quarter of 2005 as compared to $3.5 billion during the first quarter of 2004. In addition, originations of multi-family mortgages increased 75% to $165.3 million for the first quarter of 2005 as compared to $94.5 million during the first quarter of 2004. The increase in acquisitions and originations resulted in an increase in personnel, which were hired to manage the growth of our operations, and personnel-related costs.

Operating costs also increased during the first quarter of 2005 due to the expansion of our wholesale mortgage operations into the Midwest and East Coast including the hiring of mortgage professionals and the assumption of certain premises and operating leases. The expansion of our wholesale mortgage operations gives us penetration into areas of the country where we were not generating a significant volume of mortgage originations during 2004.

Compliance with SOX 404 further increased operating costs as we hired additional accounting, finance, tax and internal audit professionals subsequent to the first quarter of 2004. SOX 404 related fees from our external auditors and third party consultants totaled approximately $1.3 million during the first quarter of 2005 as compared to consulting fees of approximately $32,000 during the first quarter of 2004.

We believe that our efficient operating structure and our web-based automated underwriting system, iDASLg2, allows us to maintain our position as a low cost nationwide acquirer and originator of Alt-A mortgages. In addition, a higher percentage of bulk mortgage acquisitions during the first quarter of 2005 as compared to the first quarter of 2004 (as seen in the table below) contributed to lower per loan acquisition costs as bulk mortgage acquisitions generally require less staffing and lower operating costs than mortgages acquired on a flow, or loan-by-loan, basis. The decrease in per loan operating costs from bulk mortgage acquisitions is generally offset by higher premium costs which are amortized over the estimated life of the mortgage.

The following table summarizes the principal balance of mortgage acquisitions and originations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2005		2004
	Principal Balance	%	Principal Balance	%
By Production Channel:
Correspondent acquisitions:
Flow	$2,377,608	49	$2,171,424	61
Bulk	1,676,726	35	782,746	22

Total correspondent acquisitions	4,054,334	84	2,954,170	83
Wholesale and retail originations	488,907	10	371,578	10
Novelle Financial Services, Inc.	120,875	3	143,334	4

Total mortgage operations acquisitions and originations	4,664,116	97	3,469,082	97
Impac Multifamily Capital Corporation	165,304	3	94,500	3

Total acquisitions and originations	$4,829,420	100	$3,563,582	100

Results of Operations by Business Segment

For the Three Months Ended March 31, 2005 compared to the Three Months Ended March 31, 2004

Long-Term Investment Operations

Condensed Statements of Operations Data

(dollars in thousands)

	2005	2004	Increase	% Change
Net interest income	$52,119	$51,461	$658	1%
Provision for loan losses	6,074	4,285	1,789	42
Non-interest income	114,994	(39,151)	154,145	394
Non-interest expense and income taxes	2,693	1,744	949	54

Net earnings	$158,346	$6,281	$152,065	2,421%

The quarter-over-quarter increase in net earnings was primarily due to an increase in unrealized mark-to-market gain (loss) on derivatives which increased by $155.5 million to $128.9 million for the first quarter of 2005 as compared to $(26.6) million for the first quarter of 2004. Unrealized mark-to-market gain (loss) on derivatives increased as increases in actual and future expectations of short-term rates positively affected the fair value of derivatives.

Mortgage Operations

Condensed Statements of Operations Data

(dollars in thousands)

	2005	2004	Increase	% Change
Net interest income	$1,974	$5,143	$(3,169)	(62)%
Non-interest income	49,673	31,978	17,695	55
Non-interest expense and income taxes	35,481	25,583	9,898	39

Net earnings	$16,166	$11,538	$4,628	40%

The quarter-over-quarter increase in net earnings was primarily due to an increase in gain on sale of loans which increased to $43.2 million for the first quarter of 2005 as compared to $30.4 million for the first quarter of 2004 as the mortgage operations sold a higher volume of loans. The mortgage operations use derivatives to protect the market value of mortgages when it establishes a rate-lock commitment on a particular mortgage prior to its close and eventual sale or securitization. Any changes in interest rates on mortgages that the mortgage operations has committed to acquire at a particular rate to the time it sells or securitizes the mortgage generally results in an increase or decrease in the market value of that mortgage. During the first quarter of 2005, gain on sale of these derivatives resulted in a $5.1 million gain as compared to a loss of $9.3 million during the first quarter of 2004. Additionally, during the first quarter of 2005 the mortgage operations sold $3.3 billion of mortgages to the long-term investment operations and $887.8 million of mortgage to third party investors as compared to $2.9 billion and $628.6 million, respectively, during the first quarter of 2004. The mortgage operations is reflected as a stand-alone entity for segment financial reporting purposes, however, on the consolidated financial statements inter-company loan sales and related gains are eliminated. The increase in gain on sale of loans was partially offset by an increase in non-interest expense due to an increase in personnel and related personnel costs required to manage the increase in mortgage acquisitions and originations, operating costs associated with the expansion of our wholesale mortgage business and SOX 404 related costs, including the hiring of additional professional staff, as previously noted.

Warehouse Lending Operations

Condensed Statements of Operations Data

(dollars in thousands)

	2005	2004	Increase (Decrease)	% Change
Net interest income	$11,341	$8,417	$2,924	35%
Provision for loan losses	—	5,440	(5,440)	(100)
Non-interest income	2,027	1,958	69	4
Non-interest expense and income taxes	2,085	1,521	564	37

Net earnings	$11,283	$3,414	$7,869	230%

The quarter-over-quarter increase in net earnings was primarily due to a decrease in provision for loan losses and an increase in net interest income. Provision for loan losses declined as the warehouse lending operations discovered fraudulent mortgages during the first quarter of 2004 that were deemed to be permanently impaired which required a corresponding increase in allowance for loan losses as compared to no specific provision for loan losses required during the first quarter of 2005. The increase in net interest income was the result of an increase in average finance receivables which rose to $2.0 billion during the first quarter of 2005 as compared to $1.8 billion during the first quarter of 2004 as the mortgage operations acquired and originated higher mortgage volumes. The warehouse lending operations is reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company borrowings are eliminated.

Financial Condition

Condensed Balance Sheet Data

(dollars in thousands)

	March 31, 2005	December 31, 2004	Increase (Decrease)	% Change
CMO collateral	$22,381,248	$21,308,906	1,072,342	5%
Mortgages held-for-investment	1,154,937	586,686	568,251	97
Finance receivables	435,884	471,820	(35,936)	(8)
Allowance for loan losses	(66,789)	(63,955)	2,834	4
Mortgages held-for-sale	1,065,056	587,745	477,311	81
Other assets	716,336	924,565	(208,229)	(23)

Total assets	$25,686,672	$23,815,767	1,870,905	8

CMO borrowings	$21,991,768	$21,206,373	785,395	4
Reverse repurchase agreements	2,433,554	1,527,558	905,996	59
Other liabilities	102,248	37,761	64,487	171

Total liabilities	24,527,570	22,771,692	1,755,878	8
Total stockholder’s equity	1,159,102	1,044,075	115,027	11

Total liabilities and stockholder’s equity	$25,686,672	$23,815,767	1,870,905	8%

Total assets grew quarter-over-quarter as the long-term investment operations retained $3.3 billion of primarily Alt-A mortgages and multi-family mortgages during the first quarter of 2005. The retention of mortgages (less early mortgage prepayments) during the first quarter of 2005 resulted in a 5% increase in mortgages held as CMO collateral to $22.4 billion as of March 31, 2005 as compared to $21.3 billion as of December 31, 2004.

The following table presents selected information about mortgages held as CMO collateral as of the dates indicated:

	As of
	March 31, 2005	December 31, 2004	March 31, 2004
Percent of Alt-A mortgages	99	99	99
Percent of ARMs	90	90	88
Percent of FRMs	10	10	12
Percent of hybrid ARMs	71	70	55
Percent of interest-only	65	63	41
Weighted average coupon	5.69	5.62	5.53
Weighted average margin	3.63	3.61	3.19
Weighted average original LTV	76	76	78
Weighted average original credit score	696	696	695
Percent with active prepayment penalty	76	76	80
Prior 3-month CPR	28	29	25
Prior 12-month CPR	28	29	31
Lifetime prepayment rate	22	21	27
Percent of mortgages in California	61	62	64
Percent of purchase transactions	59	60	59
Percent of owner occupied	81	81	86
Percent of first lien	99	99	99

The following table presents selected financial data as of the dates indicated (dollars in thousands, except per share data):

	As of and For the Quarter Ended,
	March 31, 2005	December 31, 2004	March 31, 2004
Book value per share	$13.31	$11.80	$8.96
Return on average assets	2.81%	2.02%	0.32%
Return on average equity	65.06%	47.50%	7.36%
Assets to equity ratio	22.16:1	22.81:1	23.04:1
Debt to equity ratio	21.07:1	21.77:1	21.83:1
Mortgages owned 60+ days delinquent	$437,088	$381,290	$192,464
60+ day delinquency of mortgages owned	1.94%	1.74%	1.62%

We believe that in order for us to generate positive cash flows and earnings we must successfully manage the following primary operational and market risks:

•	credit risk;

•	prepayment risk;

•	liquidity risk; and

•	interest rate risk.

Credit Risk. We manage credit risk by acquiring for long-term investment high credit quality Alt-A and multi-family mortgages from our customers, adequately providing for loan losses and actively managing delinquencies and defaults. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but that have loan characteristics that make them non-conforming under those guidelines.

We believe that by improving the overall credit quality of our long-term mortgage portfolio we can consistently generate stable future cash flow and net earnings. As of March 31, 2005, the original weighted average credit score of mortgages held as CMO collateral was 696 and the original weighted average LTV ratio was 76%. During the first quarter of 2005, the long-term investment operations acquired $3.3 billion of primarily adjustable and fixed rate Alt-A mortgages that were acquired or originated by the mortgage operations with an original weighted average credit score of 694 and an original weighted average LTV ratio of 74%. In addition, during the first quarter of 2005, the long-term investment operations acquired $1.3 billion of mortgages that were acquired on a bulk basis by the mortgage operations with an original weighted average credit score of 690 and an original weighted average LTV ratio of 77%. IMCC also originated $165.3 million of multi-family mortgages with a weighted average credit score of 732 and an original weighted average LTV of 69%.

We monitor our sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide. This includes an effective and aggressive collection effort in order to minimize the number of mortgages from becoming seriously delinquent. However, when resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform ongoing review of mortgages that display weaknesses and believe that we maintain adequate loss allowance on the mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. At foreclosure sales, we generally acquire title to the property. As of March 31, 2005, our long-term mortgage portfolio included 1.94% of mortgages that were 60 days or more delinquent compared to 1.74% as of December 31, 2004.

The following table summarizes mortgages in our long-term mortgage portfolio that were 60 or more days delinquent for the periods indicated (in thousands):

	At March 31, 2005	At December 31, 2004
60-89 days delinquent	$164,534	$139,872
90 or more days delinquent	126,102	68,877
Foreclosures	111,768	157,867
Delinquent bankruptcies	34,684	14,674

Total 60 or more days delinquent	$437,088	$381,290

Seriously delinquent assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. When real estate is acquired in settlement of loans, or “other real estate owned,” the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion. As of March 31, 2005, seriously delinquent assets and other real estate owned as a percentage of total assets was 1.16% as compared to 1.09% as of December 31, 2004. The following table summarizes mortgages in our long-term mortgage portfolio that were seriously delinquent and other real estate owned for the periods indicated (in thousands):

	At March 31, 2005	At December 31, 2004
90 or more days delinquent	$272,554	$241,418
Other real estate owned	24,399	18,277

Total	$296,953	$259,695

Prepayment Risk. As of March 31, 2005, 76% of mortgages held as CMO collateral had prepayment penalty features as compared to 76% as of December 31, 2004. 73% of Alt-A mortgages acquired by the long-term investment operations during the first quarter of 2005 had prepayment penalty features ranging from two to seven years as compared to 75% during the first quarter of 2004. Mortgages held as CMO collateral had a 28% 12-month CPR as of March 31, 2005 as compared to 31% 12-month CPR as of March 31, 2004.

Liquidity Risk. We employ a leverage strategy to increase assets by financing our long-term mortgage porfolio primarily with CMO borrowings, reverse repurchase agreements and capital and then using cash proceeds to acquire additional mortgage assets. The long-term investment operations acquires ARMs and FRMs that are acquired and originated by the mortgage operations and finances the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements. After accumulating a pool of mortgages, generally between $200 million and $2.0 billion, we securitize the mortgages in the form of CMOs. Our strategy is to securitize our mortgages every 15 to 45 days in order to reduce the accumulation period that mortgages are outstanding on short-term warehouse or reverse repurchase facilities, which reduces our exposure to margin calls on these facilities. CMOs are classes of bonds that are sold to investors in mortgage-backed securities and as such are not subject to margin calls. In addition, CMOs generally require a smaller initial cash investment as a percentage of mortgages financed than does interim warehouse and reverse repurchase financing. We continually monitor our leverage ratios and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to “Liquidity and Capital Resources” below.

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

For additional information regarding credit, prepayment, liquidity and interest rate risks, as well as other risk factors to be considered refer to “Risk Factors” below.

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

ALCO participants include senior executives of the mortgage operations and warehouse lending operations. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the balance sheet for changes in the liquidity of our assets. Our primary liquidity consists of cash and cash equivalents and maturing mortgages, or “liquid assets.”

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

Our operating businesses primarily use available funds as follows:

•	acquisition and origination of mortgages by the mortgage and long-term investment operations;

•	long-term investment in mortgages by the long-term investment operations;

•	provide short-term warehouse advances by the warehouse lending operations;

•	pay interest on debt; and

•	distribute common and preferred stock dividends.

Acquisition and origination of mortgages by the mortgage and long-term investment operations. During the first quarter of 2005, the mortgage operations acquired $4.7 billion of primarily Alt-A mortgages, of which $3.3 billion was acquired by the long-term investment operations for long-term investment. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages between 15 to 45 days of acquisition or origination. Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated and our capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided. The mortgage operations acquired and originated mortgages at a weighted average price of 102.12 during the first quarter of 2005, which were financed with warehouse borrowings from the warehouse lending operations at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgages. In addition, IMCC originated $165.3 million of multi-family mortgages at a weighted average price of 100.183 which were initially financed with short-term warehouse financing from the warehouse lending operations at a haircut generally between 3% to 10% of the outstanding principal balance of the mortgages.

Long-term investment in mortgages by the long-term investment operations. The long-term investment operations acquires primarily Alt-A mortgages from the mortgage operations and finances them with warehouse borrowings from the warehouse lending operations at substantially the same terms as the mortgage operations. When the long-term investment operations finances mortgages with long-term CMO borrowings, short-term warehouse financing is repaid. Then, depending on credit ratings from national credit rating agencies on our CMOs, we are generally required to provide an over-collateralization, or “OC,” of 0.35% to 1% of the principal balance of mortgages securing CMO financing as compared to a haircut of 2% to 10% of the principal balance of mortgages securing short-term warehouse financing. Our total capital investment in CMOs generally ranges from approximately 2% to 5% of the principal balance of mortgages securing CMO borrowings which includes premiums paid upon acquisition of mortgages from the mortgage operations, costs paid for completion of CMOs, costs to acquire derivatives and OC required to achieve desired credit ratings. Multi-family mortgages are financed on a long-term basis with CMO borrowings at substantially the same rates and terms as Alt-A mortgages.

Provide short-term warehouse advances by the warehouse lending operations. We utilize committed and uncommitted warehouse facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations. The warehouse lending operations provides short-term financing to the mortgage operations, long-term investment operations and non-affiliated clients from the closing of mortgages to their sale or other settlement with investors. The warehouse lending operations generally finances between 90% and 98% of the fair market value of the principal balance of mortgages, which equates to a haircut requirement of between 2% and 10%, at one-month LIBOR, plus a spread. The mortgage operations and long-term investment operations have uncommitted warehouse line agreements to obtain financing from the warehouse lending operations at one-month LIBOR plus a spread during the period that the mortgage and long-term investment operations accumulates mortgages until the mortgages are securitized or sold. As of March 31, 2005, the mortgage and long-term investment operations had $1.0 billion and $1.1 billion, respectively, of warehouse advances outstanding with the warehouse lending operations. In addition, as of March 31, 2005, the warehouse lending operations had $705.2 million of approved warehouse lines available to non-affiliated clients, of which $435.9 million was outstanding.

Our ability to meet liquidity requirements and the financing needs of our customers is subject to the renewal of our credit and repurchase facilities or obtaining other sources of financing, if required, including additional debt or equity from time to time. Any decision our lenders or investors make to provide available financing to us in the future will depend upon a number of factors, including:

•	our compliance with the terms of our existing credit arrangements;

•	our financial performance;

•	industry and market trends in our various businesses;

•	the general availability of, and rates applicable to, financing and investments;

•	our lenders or investors resources and policies concerning loans and investments; and

•	the relative attractiveness of alternative investment or lending opportunities.

Distribute common and preferred stock dividends. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We declared cash dividends of $0.75 per outstanding common share during the first quarter of 2005 on estimated taxable income of $0.75 per diluted common share. In addition, we paid cash dividends of $3.6 million on preferred stock during the first quarter of 2005.

A portion of dividends paid to IMH’s stockholders come from dividend distributions from the mortgage operations, our taxable REIT subsidiary, to IMH. During the first quarter of 2005 and during April of 2005, the mortgage operations provided a dividend distribution of $16.9 million to IMH which was related to estimated taxable income earned during the first quarter of 2005. However, because the mortgage operations may seek to retain earnings to fund the acquisition and origination of mortgages or to expand the mortgage operations, the board of directors may decide that the mortgage operations should cease making dividend distributions in the future. This could reduce the amount of taxable income that would be distributed to IMH stockholders in the form of dividends.

Our operating businesses are primarily funded as follows:

•	CMO borrowings and reverse repurchase agreements;

•	excess cash flows from our long-term mortgage portfolio;

•	sale and securitization of mortgages; and

•	cash proceeds from the issuance of securities.

CMO borrowings and reverse repurchase agreements. We use CMO borrowings and reverse repurchase agreements to fund substantially all warehouse financing to affiliates and non-affiliated clients and for the acquisition and origination of Alt-A and multi-family mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase agreements with third party lenders. We primarily use uncommitted and committed repurchase facilities with major investment banks to finance substantially all warehouse financing, as needed. During the first quarter of 2005 we added an additional $500.0 million to an existing warehouse facility to finance asset growth. The new warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These reverse repurchase agreements may have certain covenant tests which we continue to satisfy. During 2005 we received waivers from our lenders for the delay in issuing our 2004 audited financial statements, which our lenders previously required. Audited consolidated financial statements for 2004 were filed with the SEC on May 13, 2005 and will be provided to our lenders. As of March 31, 2005, the warehouse lending operations had $3.6 billion of uncommitted and committed repurchase facilities with various lenders of which $2.4 billion was outstanding. From time to time, we may also receive additional uncommitted interim financing from our lenders in excess of our permanent borrowing limits to finance mortgages during the accumulation phase and prior to securitizations or whole loan sales.

From time to time, we may also utilize term reverse repurchase financing provided to us by underwriters who underwrite some of our securitizations. The term reverse repurchase financing funds mortgages that are specifically allocated to securitization transactions, which allows us to reduce overall borrowings outstanding on reverse repurchase agreements with other lenders during the period immediately prior to the settlement of the securitization. Terms and interest rates on the term reverse repurchase facilities are generally lower than on other reverse repurchase agreements. Term reverse repurchase financing are generally repaid with 30 days from the date funds are advanced.

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

In order to mitigate the liquidity risk associated with reverse repurchase agreements, we attempt to sell or securitize our mortgages between 15 to 45 days from acquisition or origination. Although securitizing mortgages more frequently adds operating and securitization costs, we believe the added cost is offset as liquidity is provided more frequently with less interest rate and price volatility, as the accumulation and holding period of mortgages is shortened. When we have accumulated a sufficient amount of mortgages, generally between $200 million and $2.0 billion, we seek to issue CMOs and convert short-term advances under reverse repurchase agreements to long-term CMO borrowings. The use of CMO borrowings provides the following benefits:

•	allows us to lock in our financing cost over the life of the mortgages securing the CMO borrowings; and

•	eliminates margin calls on the borrowings that are converted from reverse repurchase agreements to CMO borrowings as well as associated derivatives used to manage interest rate risks on CMO borrowings.

During the first quarter of 2005 we completed $2.6 billion of adjustable rate CMOs to provide long-term financing for the retention of primarily Alt-A mortgages and the origination of multi-family mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as CMO collateral, which means that we have to provide less initial capital upon completion of CMOs. Capital investment in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies.

Excess cash flows from our long-term mortgage portfolio. We receive excess cash flows on mortgages held as CMO collateral after distributions are made to investors on CMO borrowings to the extent cash or other collateral required to maintain desired credit ratings on the CMOs is fulfilled and can be used to provide funding for some of the long-term investment operations’ activities. Excess cash flows represent the difference between principal and interest payments on the underlying mortgages less the following:

•	servicing and master servicing fees paid;

•	premiums paid to mortgage insurers;

•	cash payments on derivatives;

•	interest paid on CMO borrowings;

•	pro-rata early principal prepayments paid on CMO borrowings;

•	OC requirements;

•	actual losses, net of any gains incurred upon disposition of other real estate owned or acquired in settlement of defaulted mortgages;

•	unpaid interest shortfall;

•	basis risk shortfall;

•	bond writedowns reinstated; and

•	residual cashflow.

Sale and securitization of mortgages. When the mortgage operations accumulate a sufficient amount of mortgages, generally between $100 million and $1.0 billion, that are intended to be deposited into a CMO, it sells the mortgages to the long-term investment operations. When selling mortgages on a whole loan basis, the mortgage operations will accumulate generally between $50 million and $200 million of mortgages and enter into sales transactions with third party investors on a monthly basis. When the mortgage operations enter into a REMIC securitization, it generally accumulates between $200 million and $2.0 billion of mortgages and sells these loans on a monthly basis.

The mortgage operations sold $3.3 billion of mortgages to the long-term investment operations during the first quarter of 2005 and sold $887.8 million of mortgages as whole loan sales. The mortgage operations sold mortgage servicing rights on substantially all mortgages sold during the first quarter of 2005. The sale of mortgage servicing rights generated substantially all cash, which was used to acquire and originate additional mortgage assets.

Since we rely significantly upon sales and securitizations to generate cash proceeds to repay borrowings and to create credit availability, any disruption in our ability to complete sales and securitizations may require us to utilize other sources of financing, which, if available at all, may be on less favorable terms. In addition, delays in closing sales and securitizations of our mortgages increase our risk by exposing us to credit and interest rate risk for this extended period of time.

Premises Leases

In March 2005, we entered into a premises lease agreement under which our corporate headquarters will move from our present locations to a new and larger facility in Irvine, California, which will allow us to consolidate office space we are currently utilizing in multiple locations in Newport Beach. The premises lease agreement includes an option to lease another building and a right of first offer to lease additional buildings. The lease term is a period of ten years beginning after the completion of the first building and related tenant improvements, which is anticipated to be in the first quarter of 2006. The aggregate rent for the term of the lease for the first building is approximately $69 million over ten years, or approximately $6.9 million per year. Occupancy expense for the first quarter of 2005 was $1.1 million, or approximately $4.4 million on an annualized basis

Cash Flows

Operating Activities—Net cash used in operating activities was $103.5 million for the first quarter of 2005 as compared to $327.4 million for the first quarter of 2004. During the first quarter of 2005, net cash flows of $471.5 million were used in operating activities to primarily acquire and originate mortgages, net of loan sales.

Investing Activities—Net cash used in investing activities was $1.7 billion for the first quarter of 2005 as compared to $1.9 billion for the first quarter of 2004. During the first quarter of 2005, net cash flows of $1.7 billion were used in investing activities to primarily invest in mortgages, net of principal repayments.

Financing Activities—Net cash provided by financing activities was $1.7 billion for the first quarter of 2005 as compared to $2.3 billion for the first quarter of 2004. During the first quarter of 2005, net cash flows of $773.1 million were provided by financing activities primarily from CMO financing, net of principal repayments.

Inflation

The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgages and a borrower’s ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates and housing price appreciation, borrowers may prepay their mortgages, which in turn may adversely affect our yield and subsequently the value of our portfolio of mortgage assets.

Risk Factors

Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note D—Mortgages Held-for-Sale,” “Note E—CMO Collateral” and “Note H—CMO Borrowings” in the accompanying notes to the consolidated financial statements.

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

We cannot be certain that our efforts to improve our internal control over financial reporting and disclosure controls and procedures will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal control over financial reporting and disclosure controls and procedures could harm our operating results, or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal control over financial reporting, our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal control over financial reporting. Due to the reported material weaknesses in management’s assessment of our internal control over financial reporting and the conclusion that that our internal control over financial reporting is not effective as of December 31, 2004, our external auditors issued an adverse opinion on the effectiveness of our internal control over financial reporting. Ineffective internal control over financial reporting and disclosure controls and procedures and any material weakness in our internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets and which could result in regulatory proceedings against us by, among others, the SEC. For a further discussion of our material weaknesses, please refer to “Item 4-Controls and Procedures.”

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

We estimate net interest income along with net cash flows on derivatives for the next twelve months using balance sheet data and the notional amount of derivatives as of February 28, 2005 and 12-month projections of the following primary drivers affecting net interest income:

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

In the following table, the up 100 basis point scenario as of February 28, 2005 represents our projection of the net change from base case net interest income, which is derived from assumptions as previously discussed, if market interest rates were to immediately rise by 100 basis points. This means that we increase interest rates at all data points along our projected forward yield curve by 100 basis points and recalculate our projection of net interest income over the next 12 months. In addition, based on changes in interest rates, or changes in our forward yield curve, our model adjusts mortgage prepayment rates and recalculates amortization of acquisition and securitization costs and net cash receipts or payments on derivatives as part of the calculation of net interest income. Thus, if a 100 basis point interest rate increase occurred, the projected volatility to net interest income is negatively impacted by $10.1 million, or a decrease of 4% relative to projected base case net interest income.

Over the past year, the interest rate risk profile of our balance sheet shifted from modestly asset sensitive to modestly liability sensitive. This occurred as part of a deliberate and long-term optimization strategy as mortgages having marginally longer duration than that of CMO borrowings were added to our balance sheet during 2004 and the first quarter of 2005. Other factors contributing to the shift in the interest rate risk profile include the increase in the overall level of interest rates, the flattening of the yield curve and slower expected prepayment behavior. However, since our estimates are based upon numerous assumptions, actual sensitivity to interest rate changes could vary if actual experience differs from the assumptions used.

The following table estimates the financial impact to base case, including net cash flow from derivatives, from various instantaneous and parallel shifts in interest rates based on both our on-balance sheet structure and off-balance sheet structure, which refers to the notional amount of derivatives that are not recorded on our balance sheet as of February 28, 2005 (dollar amounts in millions):

	Changes in base case as of February 28, 2005(1)
	Base case, excluding net cash flow on derivatives		Net cash flow on derivatives	Base case, including net cash flow on derivatives
	($)	(%)	($)	($)	(%)
Instantaneous and Parallel Change in Interest Rates(2)
Up 300 basis points, or 3%(3)	(399.5)	(119)	347.2	(52.3)	(18)
Up 200 basis points, or 2%	(265.1)	(79)	231.7	(33.4)	(12)
Up 100 basis points, or 1%	(125.8)	(37)	115.7	(10.1)	(4)
Down 100 basis points, or 1%	121.0	36	(115.9)	5.1	2
Down 200 basis points, or 2%	n/a	n/a	n/a	n/a	n/a

(1)	The dollar and percentage changes represent base case for the next twelve months versus the change in base case using various instantaneous and parallel interest rate change simulations, excluding the effect of amortization of loan discounts to base case.

(2)	Instantaneous and parallel interest rate changes over and under the projected forward yield curve.

(3)	This simulation was added to our analysis as it is relevant in light of the interest rate environment as of February 28, 2005 and the projected forward yield curve for 2005 and 2006.

The use of derivatives to manage risk associated with changes in interest rates is an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. As of March 31, 2005 and December 31, 2004, we had notional balances of interest rate swaps of $17.3 billion and $14.4 billion, respectively, with unrealized mark-to-market gains of $221.3 million and $92.9 million, respectively, and interest rate caps and interest floors with notional balances of $754.2 million and $724.6 million, respectively, with unrealized mark-to-market gains (losses) of $91,000 and $(463,000), respectively. By using derivatives, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to minimize significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change. We primarily acquire swaps to essentially convert our adjustable rate CMO borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate CMO borrowings, and we pay a fixed interest rate.

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

As of March 31, 2005, our CEO and CFO, with the participation of other management of the Company, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act, and based upon that evaluation, our CEO and CFO concluded that these disclosure controls and procedures were not effective as a result of the identification of two material weaknesses as of December 31, 2004, which have not yet been sufficiently remediated and are further discussed below.

Material Weaknesses

The Company’s management identified the following material weaknesses in internal control over financial reporting as of December 31, 2004 which have not yet been sufficiently remediated as of March 31, 2005:

1) The Company’s internal controls intended to ensure the proper accounting and reporting for certain complex transactions and financial reporting matters were not designed or operating effectively as of March 31, 2005. For these purposes, complex transactions and financial reporting matters include those relating to the transfer of financial assets, derivative financial instruments, state income tax exposure items, and the income tax effect of intercompany transfers of financial assets between taxable and non-taxable operating segments. Specifically, as previously disclosed in our 2004 Form 10-K/A, the Company did not employ an adequate number of personnel in its accounting and finance departments with appropriate skills and expertise to ensure that the accounting and reporting for certain complex transactions and financial reporting matters included in the Company’s financial statements were in accordance with U.S. generally accepted accounting principles. As a result of these ineffective controls, the Company had previously incorrectly recorded gains on sales of mortgage servicing rights when the related mortgage loans were sold to its parent company, the REIT. These gains on sales of mortgage servicing rights should have been recorded as an adjustment to the carrying value of the retained mortgage loans and recognized as a yield adjustment over the remaining term of the loans. In addition, the Company previously did not identify certain loan purchase commitments as derivative financial instruments. Lastly, the Company did not prepare and maintain sufficient documentation of certain derivative financial instrument transactions to support hedge accounting. As a result, the Company did not previously reflect fluctuations in the estimated fair value of these derivative financial instruments in earnings in the period of change, as required by U.S. generally accepted accounting principles. The Company restated its financial statements in 2004 to correct these material errors in accounting for the years ended December 31, 2003, 2002 and 2001, and three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2004 and 2003, and the three and nine months ended September 30, 2003.

2) The Company’s internal control over financial reporting intended to ensure adequate access and change control over end-user computing spreadsheets were not designed properly as of March 31, 2005. In addition, the information technology general controls related to access and program changes were deficient as March 31, 2005, resulting in a potential lack of reliability and integrity of the financial information which is used in these spreadsheets. As a result, although no actual misstatement was identified, there is a more than remote likelihood that financial statements and related footnote disclosures could be materially misstated. Specifically, there is the potential that an error could be reflected in the financial reporting and related disclosure of the allowance for loan losses, asset sales and securitizations and related yield adjustments on retained interests, and mortgage loan characteristics tables as a result of this material weakness in internal control over financial reporting.

Internal Control Over Financial Reporting

Changes to Internal Control Over Financial Reporting

During the quarter ended March 31, 2005 the following changes in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financing reporting:

1.	The Company continued its remediation efforts in regard to the two December 31, 2004 material weaknesses in Internal Control Over Financial Reporting as discussed below in the “Remediation Efforts Related to the Material Weaknesses in Internal Control over Financial Reporting” section of this report.

Remediation Efforts Related to the Material Weakness in Internal Control Over Financial Reporting

During 2004, we began implementing the following actions to address the two identified material weaknesses which have assisted us in our remediation efforts throughout the first quarter of 2005:

•	we reviewed the material weaknesses with our Audit Committee and senior management;

•	we enhanced our documentation of critical accounting policies;

•	we hired outside consultants to assist our internal audit group in documenting our accounting and business processes and identifying areas that require control or process improvement;

•	we established new internal control processes based on discussions with our consultants and our own management team seeking to remedy any deficiencies;

•	we hired a Director of Internal Audit whose primary responsibilities are to perform risk assessment and monitoring of our system of internal controls and, in addition, to oversee the establishment of formal policies and procedures throughout our organization;

•	we began hiring additional personnel, totaling six additional staff as of the current date, to support the internal audit department in their primary responsibilities, as discussed above;

•	we have instituted new control procedures around our quarterly reporting processes for accounting for significant or complex transactions, which are discussed and documented, reviewed with our Audit Committee, formally approved by our management and given timely effect in our books and records;

•	we hired a new Controller;

•	we have hired additional resources in the accounting and finance areas with expertise in technical accounting, SEC reporting and the design and assessment of internal controls over financial reporting; and

•	we began implementation of policies and procedures with respect to authorization and monitoring of user access and with respect to the authorization and documentation requirements for program changes in order to ensure the effectiveness of these IT general controls.

During the first quarter of 2005, we have also taken the following actions:

•	we appointed an Executive Vice President, Chief Accounting Officer;

•	we hired a Tax Manager to assist the Company in planning and managing the Company’s outside tax professionals; and

•	we are evaluating and plan to implement an automated end-user computing tool to ensure proper access and data integrity and to address the material weakness related to end-user computing spreadsheets we utilized for the aggregation, analysis and reporting of data.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Please refer to IMH’s report on Form 10-K/A Amendment 2 for the year ended December 31, 2004 regarding litigation and claims.

ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a) Exhibits:

4.1	First Supplemental Indenture, dated as of May 4, 2005, between the Company and JPMorgan Chase Bank, National Association, as Trustee.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAC MORTGAGE HOLDINGS, INC.

/s/ Richard J. Johnson
by: Richard J. Johnson Executive Vice President and Chief Financial Officer (authorized officer of registrant and principal financial officer)

Date: May 13, 2005