Form 10-Q
period 2005-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2005-08-09
CIK 1000298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005 or

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

There were 75,732,094 shares of common stock outstanding as of August 4, 2005.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$245,254	$324,351
Restricted cash	403	253,360
CMO collateral	23,980,050	21,308,906
Finance receivables	382,900	471,820
Mortgages held-for-investment	232,019	586,686
Allowance for loan losses	(69,826)	(63,955)
Mortgages held-for-sale	1,281,125	587,745
Accrued interest receivable	109,135	97,617
Other assets	337,750	249,237

Total assets	$26,498,810	$23,815,767

LIABILITIES
CMO borrowings	$23,544,517	$21,206,373
Reverse repurchase agreements/warehouse borrowings	1,732,266	1,527,558
Trust preferred securities	76,202	—
Accrued dividends payable	56,747	—
Other liabilities	41,069	37,761

Total liabilities	25,450,801	22,771,692

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding as of June 30, 2005 and December 31, 2004	—	—
Series B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, issued and outstanding as of June 30, 2005 and December 31, 2004	20	20
Series C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $107,500; 5,500,000 shares authorized; 4,300,000 shares issued and outstanding as of June 30, 2005 and December 31, 2004	43	43
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,663,094 and 75,153,926 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	757	752
Additional paid-in capital	1,158,482	1,152,861
Accumulated other comprehensive income	1,420	979
Net accumulated deficit:
Cumulative dividends declared	(634,196)	(513,453)
Retained earnings	521,483	402,873

Net accumulated deficit	(112,713)	(110,580)

Total stockholders’ equity	1,048,009	1,044,075

Total liabilities and stockholders’ equity	$26,498,810	$23,815,767

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME:
Mortgage assets	$308,339	$160,372	$584,360	$294,187
Other interest income	1,446	347	2,804	669

Total interest income	309,785	160,719	587,164	294,856

INTEREST EXPENSE:
CMO borrowings	216,255	65,187	395,722	117,181
Reverse repurchase agreements	25,982	10,062	42,744	19,615
Other borrowings	1,395	20	1,439	87

Total interest expense	243,632	75,269	439,905	136,883

Net interest income	66,153	85,450	147,259	157,973
Provision for loan losses	5,711	15,282	11,785	25,007

Net interest income after provision for loan losses	60,442	70,168	135,474	132,966

NON-INTEREST INCOME:
Gain (loss) on derivative instruments	(99,135)	77,881	18,456	41,251
Gain on sale of loans	19,094	11,973	31,945	14,476
Gain on sale of investment securities	—	5,183	—	5,474
Other income	2,307	3,231	7,384	3,149

Total non-interest income	(77,734)	98,268	57,785	64,350

NON-INTEREST EXPENSE:
Personnel expense	20,810	16,346	39,690	30,014
Amortization of deferred tax charge	6,792	4,486	12,595	8,684
General and administrative and other expense	6,560	4,309	11,473	7,482
Provision for repurchases	1,650	1,640	5,364	457
Amortization and impairment of mortgage servicing rights	736	570	1,026	976
Data processing expense	836	972	1,779	1,777
Occupancy expense	1,171	857	2,315	1,698
Equipment expense	1,236	830	2,383	1,614
Professional services	2,021	331	5,440	2,162
Gain (loss) on sale of other real estate owned	20	(2,247)	(829)	(2,750)

Total non-interest expense	41,832	28,094	81,236	52,114

Net (loss) earnings before income taxes	(59,124)	140,342	112,023	145,202
Income tax benefit	(4,124)	(2,872)	(6,587)	(7,384)

Net (loss) earnings	(55,000)	143,214	118,610	152,586
Cash dividends on cumulative redeemable preferred stock	(3,624)	(443)	(7,248)	(443)

Net (loss) earnings available to common stockholders	$(58,624)	$142,771	$111,362	$152,143

NET (LOSS) EARNINGS PER SHARE:
Basic	$(0.78)	$2.20	$1.48	$2.44

Diluted	$(0.78)	$2.17	$1.46	$2.40

DIVIDENDS PER COMMON SHARE	$0.75	$0.75	$1.50	$1.40

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) earnings	$(55,000)	$143,214	$118,610	$152,586
Net unrealized gains (losses) arising during period:
Unrealized holding losses on securities	177	(154)	441	(293)
Reclassification of losses included in net earnings	—	(3,185)	—	(3,185)

Net unrealized gains (losses)	177	(3,339)	441	(3,478)

Comprehensive (loss) earnings	$(54,823)	$139,875	$119,051	$149,108

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$118,610	$152,586
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	11,785	25,007
Amortization of premiums and deferred securitization costs	138,600	60,602
Gain on sale of other real estate owned	(829)	(2,750)
Gain on sale of loans	(31,945)	(14,476)
Unrealized (gain) loss on derivative instruments	(33,639)	(67,995)
Purchase of mortgages held-for-sale	(10,127,623)	(8,919,807)
Sale and principal reductions on mortgages held-for-sale	9,462,381	9,000,141
Net change in deferred taxes	(1,990)	(2,134)
Gain on sale of investment securities available-for-sale	—	(5,474)
Change in deferred tax charge	154	(17,570)
Depreciation and amortization	2,229	1,549
Amortization and impairment of mortgage servicing rights	1,026	976
Net change in accrued interest receivable	(11,518)	(23,325)
Net change in restricted cash	252,957	(598)
Net change in other assets and liabilities	3,407	(187,222)

Net cash used in operating activities	(223,209)	(490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in CMO collateral	(2,814,965)	(6,242,246)
Net change in finance receivables	88,920	50,358
Purchase of premises and equipment	(3,892)	(3,889)
Net change in mortgages held-for-investment	344,288	(206,058)
Sale of investment securities available-for-sale	—	4,510
Purchase of investment securities available-for-sale	(28,868)	(3,920)
Net change in mortgage servicing rights	(711)	2,033
Purchase of deferred investments	(2,485)	(809)
Net principal reductions on investment securities available-for-sale	1,748	6,086
Proceeds from the sale of other real estate owned, net	25,107	20,181

Net cash used in investing activities	(2,390,858)	(6,373,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements and other borrowings	204,708	(7,027)
Proceeds from CMO borrowings	7,109,346	8,212,970
Repayment of CMO borrowings	(4,796,916)	(1,967,268)
Issuance of trust preferred	76,202	—
Dividends paid common	(56,748)	(41,166)
Dividends paid preferred	(7,248)	—
Proceeds from sale of common stock	—	138,523
Proceeds from sale of common stock via equity distribution agreement	—	112,518
Proceeds from sale of cumulative redeemable preferred stock	—	48,285
Proceeds from exercise of stock options	5,626	925

Net cash provided by financing activities	2,534,970	6,497,760

Net change in cash and cash equivalents	(79,097)	123,516
Cash and cash equivalents at beginning of period	324,351	125,153

Cash and cash equivalents at end of period	$245,254	$248,669

SUPPLEMENTARY INFORMATION:
Interest paid	$378,362	$121,307
Taxes paid	17,759	9,395
NON-CASH TRANSACTIONS:
Transfer of mortgages to other real estate owned	$35,478	$18,238
Dividends declared and unpaid	56,747	52,642
Net change in other comprehensive earnings	441	(3,478)

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data or as otherwise indicated)

(unaudited)

Note A—Summary of Business and Significant Accounting Policies

1.	Business Summary and Financial Statement Presentation

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

The long-term investment operations primarily invest in adjustable rate and, to a lesser extent, fixed rate Alt-A mortgages that are acquired and originated by our mortgage operations and small-balance multi-family mortgages. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines.

The mortgage operations acquire, originate, sell and securitize primarily adjustable rate and fixed rate Alt-A mortgages and, to a lesser extent, B/C mortgages. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. This business also earns revenue from fees associated with master servicing agreements and interest income earned on mortgages held for sale. The mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

The warehouse lending operations provide short-term financing to mortgage loan originators, including our mortgage operations, by funding mortgages from their closing or acquisition date until sale to pre-approved investors. This business earns fees from warehouse transactions as well as net interest income from the difference between its cost of borrowings and the interest earned on warehouse advances.

The accompanying unaudited consolidated financial statements of IMH and our subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data or as otherwise indicated)

(unaudited)

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with GAAP. Management’s estimates and assumptions include allowance for loan losses, valuation of derivative financial instruments and repurchase liabilities related to sold loans, and the amortization of various loan premiums and discounts due to prepayment estimates. Actual results could differ from those estimates.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings (loss) available to common stockholders	$(58,624)	$142,771	$111,362	$152,143
Less: Total stock-based employee compensation expense using the fair value method	(532)	(289)	(1,078)	(579)

Pro forma net earnings (loss)	$(59,156)	$142,482	$110,284	$151,564

Net earnings (loss) per share as reported:
Basic	$(0.78)	$2.20	$1.48	$2.44

Diluted	$(0.78)	$2.17	$1.46	$2.40

Pro forma net earnings (loss):
Basic	$(0.78)	$2.20	$1.46	$2.43

Diluted	$(0.78)	$2.16	$1.44	$2.39

3.	Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment” (SFAS 123R). It requires all public companies to report share-based compensation expense at fair value at the grant date of the related share-based awards. The Company is required to adopt the provisions of the SFAS 123R effective for annual periods beginning after June 15, 2005. The impact of adoption of SFAS 125R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of SFAS 123R would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net earnings per share in Note A.2. Stock Options.

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data or as otherwise indicated)

(unaudited)

Note B—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings (loss) per share including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Numerator for earnings (loss) per share:
Net earnings (loss)	$(55,000)	$143,214	$118,610	$152,586
Less: Cash dividends on cumulative redeemable preferred stock	(3,624)	(443)	(7,248)	(443)

Net earnings (loss) available to common stockholders	$(58,624)	$142,771	111,362	152,143

Denominator for basic net earnings (loss) per share:
Basic weighted average number of common shares outstanding	75,387	64,888	75,297	62,284

Denominator for earnings (loss) per share:
Basic weighted average number of common shares outstanding	75,387	64,888	75,297	62,284
Net effect of dilutive stock options	—	1,051	938	1,086

Diluted weighted average common and common equivalent shares	75,387	65,939	76,235	63,370

Net earnings (loss) per share:
Basic	$(0.78)	$2.20	$1.48	$2.44

Diluted	$(0.78)	$2.17	$1.46	$2.40

We had 1.4 million stock options outstanding during the three and six months ended June 30, 2005, and no stock options outstanding during the three and six months ended June 30, 2004, not included in the above calculations because they were anti-dilutive.

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data or as otherwise indicated)

(unaudited)

Note C—Segment Reporting

The following table presents reporting segments as of and for the six months ended June 30, 2005:

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company (1)	Consolidated
Balance Sheet Items:
CMO collateral and mortgages held-for-investment	$24,338,258	$—	$—	$(126,189)	$24,212,069
Mortgages held-for-sale	—	401	1,280,724	—	1,281,125
Finance receivables	—	1,809,901	—	(1,427,001)	382,900
Total assets	24,670,806	1,920,374	1,346,352	(1,438,722)	26,498,810
Total stockholders’ equity	901,594	187,551	24,955	(66,091)	1,048,009
Income Statement Items:
Net interest income	$81,027	$24,980	$6,659	$34,593	$147,259
Provision for loan losses	11,785	—	—	—	11,785
Non-interest income	23,805	4,257	75,396	(45,673)	57,785
Non-interest expense and income taxes	7,000	3,855	66,632	(2,838)	74,649

Net earnings (loss)	$86,047	$25,382	$15,423	$(8,242)	$118,610

(1)	Income statement items include inter-company loan sales transactions and the elimination of related gains.

The following table presents reporting segments for the three months ended June 30, 2005:

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company (1)	Consolidated
Income Statement Items:
Net interest income	$28,908	$13,638	$4,685	$18,922	$66,153
Provision for loan losses	5,711	—	—	—	5,711
Non-interest income	(91,188)	2,230	25,723	(14,499)	(77,734)
Non-interest expense and income taxes	4,307	1,770	31,151	480	37,708

Net earnings (loss)	$(72,298)	$14,098	$(743)	$3,943	$(55,000)

(1)	Income statement items include inter-company loan sales transactions and the elimination of related gains.

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data or as otherwise indicated)

(unaudited)

The following table presents business segments as of and for the six months ended June 30, 2004:

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company (1)	Consolidated
Balance Sheet Items:
CMO collateral and mortgages held-for-investment	$15,779,651	$—	$—	$(101,723)	$15,677,928
Mortgages held-for-sale	—	—	326,727	—	326,727
Finance receivables	—	1,698,668	—	(1,118,996)	579,672
Total assets	16,264,572	1,693,796	424,461	(1,126,975)	17,255,854
Total stockholders’ equity	696,437	131,383	40,257	(39,210)	828,867

Income Statement Items:
Net interest income	$113,037	$17,966	$8,045	$18,925	$157,973
Provision for loan losses	18,132	6,875	—	—	25,007
Non-interest income	44,461	4,764	77,173	(62,048)	64,350
Non-interest expense and income taxes	1,710	3,202	58,890	(19,072)	44,730

Net earnings	$137,656	$12,653	$26,328	$(24,051)	$152,586

(1)	Income statement items include inter-company loan sales transactions and the elimination of related gains.

The following table presents business segments for the three months ended June 30, 2004:

	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company (1)	Consolidated
Income Statement Items:
Net interest income	$61,575	$9,548	$2,903	$11,424	$85,450
Provision for loan losses	13,847	1,435	—	—	15,282
Non-interest income	83,612	2,807	45,195	(33,346)	98,268
Non-interest expense and income taxes	(34)	1,681	33,307	(9,732)	25,222

Net earnings	$131,374	$9,239	$14,791	$(12,190)	$143,214

(1)	Income statement items include inter-company loan sales transactions and the elimination of related gains.

Note D—Mortgages Held-for-Sale

Mortgages held-for-sale for the periods indicated consisted of the following:

	At June 30, 2005	At December 31, 2004
Mortgages held-for-sale	$1,255,602	$576,777
Net premiums on mortgages held-for-sale	25,523	10,968

Total mortgages held-for-sale	$1,281,125	$587,745

Included in other liabilities as of June 30, 2005 and December 31, 2004 was an allowance for mortgage repurchases of $7.5 million and $2.2 million, respectively. The allowance for mortgage repurchases is maintained

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data or as otherwise indicated)

(unaudited)

for the purpose of purchasing previously sold mortgages for various reasons, including early payment defaults or breach of representations or warranties, which may be subsequently sold at a loss. In determining the adequacy of the liability for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans and other appropriate information. Activity for the allowance for repurchases for the periods indicated was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$5,897	$948	$2,183	$2,327
Provision for loan repurchases	1,650	1,563	5,364	184

Total allowance for repurchases	$7,547	$2,511	$7,547	$2,511

Note E—CMO Collateral

CMO collateral for the periods indicated consisted of the following:

	At June 30, 2005	At December 31, 2004
Mortgages secured by single-family residential real estate	$22,853,017	$20,428,144
Mortgages secured by multi-family residential real estate	815,078	604,934
Net premiums on mortgages	311,955	275,828

Total CMO collateral	$23,980,050	$21,308,906

Note F—Allowance for Loan Losses

Activity for allowance for loan losses for the periods indicated was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$66,789	$46,299	$63,955	$38,596
Provision for loan losses	5,711	15,282	11,785	25,007
Charge-offs, net of recoveries	(2,674)	(1,332)	(5,914)	(3,354)

Total allowance for loan losses (1)	$69,826	$60,249	$69,826	$60,249

(1)	The three and six months ended June 30, 2004 include specific impairment on warehouse advances of $6 million and $8 million, respectively, that we have estimated will be non-collectible.

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data or as otherwise indicated)

(unaudited)

Note G—Other Assets

Other assets for the periods indicated consisted of the following:

	At June 30, 2005	At December 31, 2004
Derivative assets	$159,906	$103,290
Investment securities available-for-sale	52,988	25,427
Deferred tax charge	48,057	48,211
Real estate owned	29,477	18,277
Prepaid and other assets	20,225	35,423
Premises and equipment	10,755	9,092
Deferred income taxes	7,318	5,328
Investment in Impac Capital Trust	2,350	—
Deferred compensation	6,674	4,189

Total other assets	$337,750	$249,237

Note H—CMO Borrowings

Selected information on CMO borrowings for the periods indicated consisted of the following (dollars in millions):

Year of Issuance	Original Issuance Amount	CMOs Outstanding as of		Range of Fixed Interest Rates (%)	Range of Interest Rate Margins Over One-Month LIBOR (%)	Range of Interest Rate Margins After Adjustment Date (%)(1)(2)
		6/30/05	12/31/04
2002	$3,876.1	$306.3	$1,237.3	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	2,654.0	3,615.8	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	13,695.9	16,407.5	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	7,137.5	6,944.9	—	N/A	0.26 - 2.90	0.52 - 4.35

Sub-total CMO borrowings		23,601.1	21,260.6
Accrued interest expense		13.0	12.9
Unamortized issuance costs		(69.6)	(67.1)

Total CMO borrowings		$23,544.5	$21,206.4

(1)	One-month LIBOR was 3.34% as of the last reset date on CMO borrowings prior to June 30, 2005.
(2)	Interest rate margins over one-month LIBOR are generally increased when the unpaid principal balance is 20%-25% of the original issuance amount.

Note I—Reverse Repurchase Agreements

We enter into reverse repurchase agreements to finance our warehouse lending operations and the funding and purchase of mortgages by the mortgage operations. Reverse repurchase agreements consist of uncommitted lines, which may be withdrawn at any time by the lender, and committed lines. During the second quarter of 2005 and six months ended June 30, 2005, we added an additional $750 million and $1.2 billion to existing warehouse facilities resulting in total warehouse facilities of $4.3 billion at June 30, 2005.

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data or as otherwise indicated)

(unaudited)

Note J—Junior Subordinated Debt and Trust Preferred Securities

During the second quarter of 2005, the Company formed three wholly-owned trust subsidiaries (Trusts) for the purpose of issuing an aggregate of $76.3 million of trust preferred securities (the Trust Preferred Securities). The proceeds from the sale thereof were invested in junior subordinated debt issued by the Company. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts are invested in junior subordinated notes (Notes), which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by the Company on the junior subordinated notes held by the Trusts.

The following table shows the Trust Preferred Securities issued during the second quarter 2005:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Impac Capital Trust #1 (1)	$25,000	$780	$25,780	3/30/2035	3/30/2010	(4)
Impac Capital Trust #2 (2)	25,000	774	25,774	4/30/2035	4/30/2010	(5)
Impac Capital Trust #3 (3)	26,250	820	27,070	6/30/2035	6/30/2010	(4)

Sub-total			76,202
Debt Issuance Cost	—	—	(2,422)

Unamortized Total	$76,250	$78,624	$76,202

(1)	Requires quarterly distributions initially at a fixed rate of 8.01% per annum through March 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum. Distributions are cumulative but after March 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes (Extension Period).
(2)	Requires quarterly distributions initially at a fixed rate of 8.065% per annum through April 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum. Distributions are cumulative but after April 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes.
(3)	Requires quarterly distributions initially at a fixed rate of 8.01% per annum through June 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum. Distributions are cumulative but after May 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes (Extension Period).
(4)	Redeemable at par at any time after the date indicated.
(5)	Redeemable at par at any time after the date indicated and before that date, under certain events, at a premium of 7.5% of the outstanding amount.

During any Extension Period, the Company may not declare or pay dividends on its capital stock. If an event of default occurs (such as a payment default that is outstanding for 30 days, a default in performance, a breach of any covenant or representation, bankruptcy or insolvency of the Company or liquidation or dissolution of the Trust) either the trustee of the Notes or the holders of at least 25% of the aggregate principal amount of the outstanding Notes may declare the principal amount of, and all accrued interest on, all the Notes to be due and payable immediately, or if the holders of the Notes fail to make such declaration, the holders of at least 25% in aggregate liquidation amount of the Preferred Securities outstanding shall have a right to make such declaration.

In December 2003, the FASB modified and reissued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the deconsolidation of trust preferred entities since the Company does not have a significant variable interest in the trust. Therefore, the Company records its investment in the trust preferred entities in other assets and accounts for such under the equity method of accounting and reflects a liability for the issuance of the junior subordinated notes to the trust preferred entities. The interest expense on such notes is recorded in Interest Expense—other borrowings in the statement of operations.

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

The Mortgage Banking Industry and Discussion of Relevant Fiscal Periods

The mortgage banking industry is continually subject to current events that occur in the financial services industry. Such events include changes in economic indicators, interest rates, price competition, geographic shifts, disposable income, market anticipation, customer perception and others. The factors that effect the industry change rapidly, frequently within 90-180 days.

In this environment, mortgage banking companies regularly anticipate the future marketplace, engage in hedging activities and continuously reassess business plans and strategies to effectively position themselves in the marketplace.

As a result, current events can diminish the relevance of separate comparisons of “quarter over quarter” and “year-to date over year-to date” comparisons of financial information. In such instances, the Company presents financial information in its Management Discussion and Analysis that is the most relevant to its financial information.

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

The long-term investment operations also originate and invest in multi-family mortgages that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently adjust to adjustable rate mortgages, or “hybrid ARMs,” with balances that generally range from $500,000 to $5.0 million. Multi-family mortgages have interest rate floors, which is the initial start rate, and prepayment penalty periods of three-, five-, seven- and ten-years. Multi-family mortgages provide greater asset diversification on our balance sheet as borrowers of multi-family mortgages typically have higher credit scores and multi-family mortgages typically have lower loan-to-value ratios, or “LTV ratios,” and longer average life to payoff than Alt-A mortgages. As of June 30, 2005, we had no multi-family mortgages held as CMO collateral and held-for–investment on our consolidated financial statements that were delinquent. The long-term investment operations generate earnings primarily from net interest income earned on mortgages held for long-term investment, or “long-term mortgage portfolio.” The long-term mortgage portfolio as reported on our consolidated balance sheet consists of mortgages held as collateralized mortgage obligations, or “CMO’s,” and mortgages held-for-investment. Investments in Alt-A mortgages and multi-family mortgages are initially financed with short-term borrowings under reverse repurchase agreements that are subsequently converted to long-term financing in the form of CMO financing. Cash flow from the long-term mortgage portfolio, proceeds from the sale of capital stock and issuance of trust preferred securities also finance new Alt-A and multi-family mortgages.

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

Financial Highlights for the Second Quarter of 2005

•	Estimated taxable income per diluted share decreased to $0.54 compared to $0.75 for the first quarter of 2005 and $0.87 for the second quarter of 2004;

•	Cash dividends declared per common share were $0.75 for the second quarter of 2005 and $0.75 for the first quarter of 2004 and $.75 for the second quarter of 2004;

•	Total assets increased to $26.5 billion as of June 30, 2005 from $23.8 billion as of December 31, 2004 and $17.3 billion as of June 30, 2004;

•	Book value per share decreased to $11.77 as of June 30, 2005 compared to $11.80 as of December 31, 2004 and $11.19 as of June 30, 2004;

•	Total market capitalization decreased to $1.4 billion as of June 30, 2005 compared to $1.7 billion as of December 31, 2004 and $1.6 billion as of June 30, 2004;

•	Dividend yield for the second quarter of 2005 was 15.7%, based on annualized second quarter cash dividend of $0.75 per share and an opening second quarter stock price of $19.13 per share;

•	The mortgage operations acquired and originated $5.5 billion of primarily Alt-A mortgages compared to $4.7 billion for the first quarter of 2005 and $5.5 billion for the second quarter of 2004;

•	The long-term investment operations acquired for investment $3.1 billion of primarily Alt-A mortgages compared to $3.3 billion for the first quarter of 2005 and $5.3 billion for the second quarter of 2004; and

•	IMCC originated $214.6 million of multi-family mortgages compared to $165.3 million for the first quarter of 2005 and $116.5 million for the second quarter of 2004.

Financial Highlights for the First Six Months of 2005

•	Estimated taxable income per diluted share decreased to $1.28 compared to $1.63 for the first six months of 2004;

•	Cash dividends declared per share increased to $1.50 for the 2005 six month period as compared to $1.40 for the first six months of 2004;

•	The mortgage operations acquired and originated $10.1 billion of primarily Alt-A mortgages compared to $8.9 billion for the first six months of 2004;

•	The long-term investment operations acquired for investment $6.4 billion of primarily Alt-A mortgages acquired and originated by the mortgage operations compared to $8.1 billion for the first six months of 2004; and

•	IMCC originated $379.9 million of multi-family mortgages compared to $211.0 million for the first six months of 2004.

Second Quarter and Year to Date 2005 Taxable Income

Because we pay dividends based on taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income available to common stockholders, which is a non-generally accepted accounting principle, or “GAAP,” financial measurement, is useful information for our investors.

The following table presents a reconciliation of net earnings (GAAP) to estimated taxable income available to common stockholders for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005 (1)	2004 (1)	2005 (1)	2004 (1)
Net (loss) earnings	$(55,000)	$143,214	$118,610	$152,586
Adjustments to GAAP earnings (loss) (6):
Loan loss provision	5,711	15,282	11,785	25,007
Tax deduction for actual loan losses	(2,674)	(1,332)	(5,914)	(3,354)
Anticipated partial worthlessness deduction on warehouse advances	—	(2,000)	—	(8,000)
Fair value of derivatives (2)	90,871	(102,026)	(38,008)	(75,380)
Dividends on preferred stock	(3,624)	(443)	(7,248)	(443)
Net (earnings) loss of IFC (3)	743	(14,791)	(15,423)	(26,328)
Dividend from IFC	9,000	7,500	25,850	15,000
Elimination of inter-company loan sales transactions (4)	(3,943)	12,190	8,242	24,051

Estimated taxable income available to common stockholders (5)	$41,084	$57,594	$97,894	$103,139

Estimated taxable income per diluted share (5)	$0.54	$0.87	$1.28	$1.63

Diluted weighted average shares outstanding	75,387	65,940	76,235	63,370

Explanatory Footnotes

(1)	Estimated taxable income includes estimates of book to tax adjustments and can differ from actual taxable income as calculated when we file our annual corporate tax return. Since estimated taxable income is a non-GAAP financial measurement, the reconciliation of estimated taxable income available to common stockholders to net earnings meets the requirement of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements.
(2)	The mark-to-market change for the valuation of derivatives at IMH is income or expense for GAAP financial reporting but is not included as an addition or deduction for taxable income calculations. Unrealized fair value of derivatives is a component of gain (loss) on derivatives in the financial statements.
(3)	Represents net earnings of IFC, a taxable REIT subsidiary, which may not necessarily equal taxable income. Distributions from IFC to IMH may exceed IFC’s net earnings, however, IMH can only recognize as dividend distributions received from IFC as taxable income to the extent that IFC’s distributions are from current or prior period undistributed taxable income. Any dividends paid to IMH by IFC in excess of IFC’s cumulative undistributed taxable income would be recognized as return of capital by IMH to the extent of IMH’s capital investment in IFC. Any distributions by IFC in excess of IMH’s capital investment in IFC would be taxed as capital gains.
(4)	Includes the elimination of the tax effect of inter-company loan sales and the amortization of tax expense, or amortization of deferred charge on the consolidated financial statements, of loan sales between IFC and IMH.
(5)	Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating loss carry-forwards. Federal net operating tax loss carry-forwards of $18.7 million are expected to be utilized prior to its expiration in the year 2020.
(6)	When we file our annual tax returns there are certain adjustments that we make to net earnings and taxable income due to differences in the nature and extent that revenues and expenses are recognized under the two methods. As an example, to calculate estimated taxable income we deduct actual loan losses as compared to the determination of net earnings which requires a deduction for estimated losses inherent in our mortgage portfolios in the form of a provision for loan losses. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders.

First Quarter 2005 vs. Second Quarter 2005

Estimated taxable income decreased $0.21 to $0.54 per diluted common share for the second quarter 2005 as compared to $0.75 per diluted common share for the first quarter 2005. The decline in estimated taxable income per share was mainly attributable to both a decline in adjusted net interest margins on mortgage assets and a reduction in the cash dividend from IFC during the second quarter 2005 as compared to the first quarter 2005.

With respect to the decrease in adjusted net interest margins on mortgage assets which is a non-GAAP financial measure and excludes the amortization of loan discounts and includes the net cash payments or receipts on derivative instruments, the second quarter decreased 14 basis points to 0.67% as compared to 0.81% for the first quarter 2005. The 14 basis point decline in adjusted net interest margins on average mortgage asset balances for the second quarter of $26.2 billion equates to a decline in net earnings of approximately $9.2 million or $0.12 per diluted common share for the second quarter.

The dividend from IFC was reduced to $9.0 million for the second quarter 2005 as compared to $16.8 million for the first quarter 2005. The decrease in the dividend from IFC of $7.8 million represents a decrease in estimated taxable income of approximately $0.10 per diluted common share. The decision to decrease the dividend from IFC was attributable to a decline in the earnings and profits generated by IFC that can be distributed to IMH in the form of a taxable dividend. The decline in earnings and profits from IFC was primarily the result of a decrease in non-interest income and to a lesser extent differences in timing of servicing income recognized in the first quarter and tax deductions related to the exercise of stock options during the second quarter of IMH stock options by employees of IFC. The decrease in non-interest income was primarily the result of a mark-to-market loss of $10.1 million on the fair value of derivatives related to the mortgage pipeline at the end of the second quarter 2005 as compared to a gain on the fair value of derivatives of $9.4 million at the end of the first quarter of 2005. The after tax effect of the change in fair value of derivatives used to manage the interest rate risk on the mortgage loan pipeline represents the majority of the difference in the earnings and profits generated by IFC during the second quarter 2005 as compared to the first quarter 2005. The remaining difference is represented by an adjustment related to loan servicing income in the first quarter of $3.2 million that did not occur during the second quarter and $4.7 million of stock option expense that occurred during the second quarter when no such expense was incurred during the first quarter of 2005. Historically, this taxable expense was spread out over a longer period of time, but as a result of the delayed filing of our 2004 Form 10-K/A Amendment No. 2 to include audited financial statements, employees were prohibited from exercising options.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

(dollars in thousands)

	June 30, 2005	December 31, 2004	Increase (Decrease)	% Change
CMO collateral	$23,980,050	$21,308,906	2,671,144	13%
Mortgages held-for-investment	232,019	586,686	(354,667)	(60)
Finance receivables	382,900	471,820	(88,920)	(19)
Allowance for loan losses	(69,826)	(63,955)	(5,871)	9
Mortgages held-for-sale	1,281,125	587,745	693,380	118
Other assets	692,542	924,565	(232,023)	(25)

Total assets	$26,498,810	$23,815,767	2,683,043	11

CMO borrowings	$23,544,517	$21,206,373	2,338,144	11
Reverse repurchase agreements	1,732,266	1,527,558	204,708	13
Other liabilities	174,018	37,761	136,257	361

Total liabilities	25,450,801	22,771,692	2,679,109	12
Total stockholder’s equity	1,048,009	1,044,075	3,934	0

Total liabilities and stockholder’s equity	$26,498,810	$23,815,767	2,683,043	11%

Total assets grew 11% to $26.5 billion as of June 30, 2005 as compared to $23.8 billion as of December 31, 2004 as the long-term investment operations retained $6.4 billion of primarily Alt-A mortgages and multi-family mortgages during the first six months of 2005. The retention of mortgages (less mortgage prepayments) during the second quarter of 2005 resulted in a 13% increase in mortgages held as CMO collateral to $24.0 billion as of June 30, 2005 as compared to $21.3 billion as of December 31, 2004.

The following table presents selected information about mortgages held as CMO collateral as of the dates indicated:

	As of
	June 30, 2005	December 31, 2004	June 30, 2004
Percent of Alt-A mortgages	99	99	99
Percent of ARMs	91	90	88
Percent of FRMs	9	10	12
Percent of hybrid ARMs	75	70	61
Percent of interest-only	64	63	49
Weighted average coupon	5.80	5.62	5.45
Weighted average margin	3.66	3.61	3.33
Weighted average original LTV	75	76	77
Weighted average original credit score	697	696	698
Percent with active prepayment penalty	76	76	76
Prior 3-month CPR	33	29	34
Prior 12-month CPR	28	29	31
Lifetime prepayment rate	20	21	28
Percent of mortgages in California	59	62	64
Percent of purchase transactions	59	60	58
Percent of owner occupied	79	81	85
Percent of first lien	99	99	99

The following table presents selected financial data as of the dates indicated (dollars in thousands, except per share data):

	As of and Year to Date Ended,
	June 30, 2005	December 31, 2004	June 30, 2004
Book value per share	$11.77	$11.80	$11.19
Return on average assets	0.92%	1.51%	2.32%
Return on average equity	21.24%	35.62%	54.13%
Assets to equity ratio	25.28:1	22.81:1	20.82:1
Debt to equity ratio	24.12:1	21.77:1	19.68:1
Mortgages owned 60+ days delinquent	$461,360	$381,290	$238,660
60+ day delinquency of mortgages owned	2.01%	1.74%	1.49%

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

As of June 30, 2005, the original weighted average credit score of mortgages held as CMO collateral was 697 and the original weighted average LTV ratio was 75%. During the second quarter of 2005, the long-term investment operations acquired $3.1 billion of primarily adjustable and fixed rate Alt-A mortgages that were acquired or originated by the mortgage operations with an original weighted average credit score of 699 and an original weighted average LTV ratio of 76%. In addition, during the second quarter of 2005, the long-term investment operations acquired $2.0 billion of mortgages that were acquired on a bulk basis by the mortgage operations with an original weighted average credit score of 694 and an original weighted average LTV ratio of 78%. IMCC also originated $214.6 million of multi-family mortgages with a weighted average credit score of 742 and an original weighted average LTV of 66%.

We monitor our sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide. This includes an effective and aggressive collection effort in order to minimize the number of mortgages from becoming seriously delinquent. However, when resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform ongoing review of mortgages that display weaknesses and believe that we maintain adequate loss allowance on the mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. At foreclosure sales, we generally acquire title to the property. As of June 30, 2005, our long-term mortgage portfolio included 2.01% of mortgages that were 60 days or more delinquent compared to 1.74% as of December 31, 2004.

The following table summarizes mortgages in our long-term mortgage portfolio that were 60 or more days delinquent for the periods indicated (in thousands):

	At June 30, 2005	At December 31, 2004
60-89 days delinquent	$178,877	$139,872
90 or more days delinquent	135,687	68,877
Foreclosures	108,390	157,867
Delinquent bankruptcies	38,406	14,674

Total 60 or more days delinquent	$461,360	$381,290

Seriously delinquent assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. When real estate is acquired in settlement of loans, or “other real estate owned,” the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion. As of June 30, 2005, seriously delinquent assets and other real estate owned as a percentage of total assets was 1.18% as compared to 1.09% as of December 31, 2004. The following table summarizes mortgages in our long-term mortgage portfolio that were seriously delinquent and other real estate owned for the periods indicated (in thousands):

	At June 30, 2005	At December 31, 2004
90 or more days delinquent	$282,483	$241,418
Other real estate owned	29,477	18,277

Total	$311,960	$259,695

The Company’s loan portfolio increased 132 percent to $21.3 billion for the year ended December 31, 2004 and increased 12 percent to $23.98 billion during the six-month period ended June 30, 2005. During 2005, the Company increased the amount of sales to third party investors and retained less new loan production than in the past which results in a larger proportion of the mortgage portfolio as seasoned loans and a smaller proportion of newly originated loans that are current. The seasoned loans with higher expected delinquency rates are not being offset by as much newly originated current production.

Prepayment Risk. As of June 30, 2005, 76% of mortgages held as CMO collateral had prepayment penalty features as compared to 76% as of December 31, 2004. 70% of Alt-A mortgages acquired by the long-term investment operations during the first six months of 2005 had prepayment penalty features ranging from two to seven years as compared to 71% during the first six months of 2004. Additionally, 100% of Multi-family mortgages originated have prepayment penalty features ranging from three to ten years. Mortgages held as CMO collateral had a 28% 12-month CPR as of June 30, 2005 as compared to 29% 12-month CPR as of June 30, 2004.

Liquidity Risk. We employ a leverage strategy to increase assets by financing our long-term mortgage portfolio primarily with CMO borrowings, reverse repurchase agreements and capital and then using cash proceeds to acquire additional mortgage assets. The long-term investment operations acquires ARMs and FRMs that are acquired and originated by the mortgage operations and finances the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements. After accumulating a pool of mortgages, generally between $200 million and $2.0 billion, we securitize the mortgages in the form of CMOs. Our strategy is to securitize our mortgages every 15 to 45 days in order to reduce the accumulation period that mortgages are outstanding on short-term warehouse or reverse repurchase facilities, which reduces our exposure to margin calls on these facilities. CMOs are classes of bonds that are sold to investors in mortgage-backed securities and as such are not subject to margin calls. In addition, CMOs generally require a smaller initial cash investment as a percentage of mortgages financed than does interim warehouse and reverse repurchase financing. We continually monitor our leverage ratios and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to “Liquidity and Capital Resources” below.

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Results of Operations

For the Three Months Ended June 30, 2005 compared to the Three Months Ended June 30, 2004

Condensed Statements of Operations Data

(dollars in thousands, except share data)

	2005	2004	Increase (Decrease)	% Change
Interest income	$309,785	$160,719	$149,066	93%
Interest expense	243,632	75,269	168,363	244

Net interest income	66,153	85,450	(19,297)	(23)
Provision for loan losses	5,711	15,282	(9,571)	(63)

Net interest income after provision for loan losses	60,442	70,168	(9,726)	(14)

Total non-interest income	(77,734)	98,268	(176,002)	(179)
Total non-interest expense	41,832	28,094	13,738	49
Income taxes	(4,124)	(2,872)	(1,252)	44

Net earnings (loss)	$(55,000)	$143,214	$(198,214)	(138)%

Net earnings per share—diluted	$(0.78)	$2.17	$(2.95)	(136)%
Dividends declared per common share	$0.75	$0.75	$—	—%

For the Six Months Ended June 30, 2005 compared to the Six Months Ended June 30, 2004

Condensed Statements of Operations Data

(dollars in thousands, except share data)

	2005	2004	Increase (Decrease)	% Change
Interest income	$587,164	$294,856	$292,308	99%
Interest expense	439,905	136,883	303,022	221

Net interest income	147,259	157,973	(10,714)	(7)
Provision for loan losses	11,785	25,007	(13,222)	(53)

Net interest income after provision for loan losses	135,474	132,966	2,508	2

Total non-interest income	57,785	64,350	(6,565)	(10)
Total non-interest expense	81,236	52,114	29,122	56
Income taxes	(6,587)	(7,384)	797	(11)

Net earnings	$118,610	$152,586	$(33,976)	(22)%

Net earnings per share—diluted	$1.46	$2.40	$(0.94)	(39)%
Dividends declared per common share	$1.50	$1.40	$0.10	7%

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

	For the Three Months Ended June 30,
	2005			2004
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
CMO collateral (1)	$23,440,857	$264,359	4.51%	$12,329,669	$132,630	4.30%
Mortgages held-for-investment and mortgages held-for-sale	2,397,955	38,907	6.49%	1,474,639	19,499	5.29%
Finance receivables	341,905	4,752	5.56%	462,412	6,428	5.56%
Investment securities available-for-sale	25,245	320	5.07%	28,381	1,815	25.58%

Total mortgage assets	$26,205,962	$308,338	4.71%	$14,295,101	$160,372	4.49%

BORROWINGS
CMO borrowings	$23,024,518	$216,255	3.76%	$12,067,093	$65,187	2.16%
Reverse repurchase agreements	2,541,772	25,982	4.09%	1,841,645	10,062	2.19%

Total borrowings on mortgage assets	$25,566,290	$242,237	3.79%	$13,908,738	$75,249	2.16%

Net interest spread (2)			0.92%			2.33%
Net interest margin (3)			1.01%			2.38%

Net interest income on mortgage assets		$66,101	1.01%		$85,123	2.38%
Less: Accretion of loan discounts (4)		(20,553)	(0.31)%		(12,250)	(0.34)%
Less: Net cash payments on derivatives (5)		(1,456)	(0.02)%		(23,422)	(0.66)%

Adjusted net interest margin (6)		$44,092	0.67%		$49,451	1.38%

Effect of amortization of loan premiums and CMO securitization costs (7)		$73,536	1.12%		$35,695	1.00%

	For the Six Months Ended June 30,
	2005			2004
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
CMO collateral (1)	$22,745,368	$508,734	4.47%	$10,938,808	$238,837	4.37%
Mortgages held-for-investment and mortgages held-for-sale	2,042,039	65,135	6.38	1,455,628	40,985	5.63
Finance receivables	363,242	9,839	5.42	449,349	11,525	5.13
Investment securities available-for-sale	25,219	652	5.17	29,305	2,841	19.39

Total mortgage assets	$25,175,868	$584,360	4.64%	$12,873,090	$294,188	4.57%

BORROWINGS
CMO borrowings	$22,387,127	$395,722	3.54%	$10,684,259	$117,181	2.19%
Reverse repurchase agreements	2,209,170	42,744	3.87	1,825,396	19,616	2.15

Total borrowings on mortgage assets	$24,596,297	$438,466	3.57%	$12,509,655	$136,797	2.19%

Net interest spread (2)			1.07%			2.38%
Net interest margin (3)			1.16%			2.45%

Net interest income on mortgage assets		$145,894	1.16%		$157,391	2.45%
Less: Accretion of loan discounts (4)		(37,585)	(0.30)		(20,427)	(0.32)
Less: Net cash payments on derivatives (5)		(15,183)	(0.12)		(35,745)	(0.56)

Adjusted net interest margin (6)		$93,126	0.74%		$101,219	1.57%

Effect of amortization of loan premiums and CMO securitization costs (7)		$138,599	1.10%		$60,602	0.94%

(1)	Interest includes amortization of acquisition cost on mortgages acquired from the mortgage operations and accretion of loan discounts, which primarily represents the amount allocated to MSRs when MSRs are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment.
(2)	Net interest spread on mortgage assets is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.
(3)	Net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total mortgage assets.
(4)	Yield represents income from the accretion of loan discounts, as defined in (1), divided by total average mortgage assets.
(5)	Yield represents net cash payments on derivatives divided by total average mortgage assets.
(6)	Adjusted net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets, accretion of loan discounts and net cash payments on derivatives from interest income on total mortgage assets and dividing by total average mortgage assets. Net cash payments on derivatives are a component of gain (loss) on derivatives on the consolidated statements of operations. Adjusted net interest margins on mortgage assets is a non-GAAP financial measurement, however, the reconciliation provided in this table meets the requirements of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements. We believe that the presentation of adjusted net interest margin on mortgage assets is useful information for our investors as it more closely reflects the true economics of net interest margins on mortgage assets.
(7)	The amortization of loan premiums and CMO securitization costs are components of interest income and interest expense, respectively. Yield represents the cost of amortization of net loan premiums and CMO securitization costs divided by total average mortgage assets.

Comparatively, decreases in net interest income were primarily due to a decline in net interest margins on mortgage assets primarily caused by the following:

•	differences in interest rate adjustment periods;

•	higher mortgage premium and CMO securitization cost amortization rates;

•	use of higher leverage lower net interest margin CMOs completed since the second half of 2004; and

•	an increasingly challenging competitive environment.

Second Quarter 2005 vs. Second Quarter 2004

Net interest margins on mortgage assets declined by 137 basis points to 1.01% for the second quarter of 2005 as compared to 2.38% for the second quarter of 2004. Net interest margin on mortgage assets declined as one-month LIBOR, which is the interest rate index used to price borrowing costs on CMO and reverse repurchase borrowings, rose 197 basis points since the end of the second quarter of 2004 while mortgage assets over the same period did not re-price upward as quickly. Net interest margin on mortgage assets are more susceptible to changes in interest rates due to differences in interest rate adjustments between mortgage assets and borrowings on mortgage assets as follows:

•	interest rate adjustment limitations on mortgages held in our long-term mortgage portfolio that have periodic and lifetime interest rate cap features which are not in effect on our CMO and warehouse borrowings;

•	differences in interest rate adjustment periods between mortgages held in our long-term mortgage portfolio and CMO and warehouse borrowings; and

•	differences in interest rate indices on mortgages held in our long-term mortgage portfolio and CMO and warehouse borrowings.

Examples of interest rate differences include the following:

•	interest rates on ARMs, which are primarily indexed to six-month LIBOR, adjust on a six-month cycle by a maximum of generally 1.00% as compared to adjustable rate CMO and warehouse borrowings which adjust monthly and daily, respectively, and are not limited to maximum interest rate adjustments;

•	hybrid ARMs have initial fixed interest rate periods of two to seven years as compared to adjustable rate CMO and warehouse borrowings which are generally indexed to one-month LIBOR and adjust on a monthly and daily basis, respectively; and

•	the interest rate index used for six-month LIBOR ARMs adjusts unequally in relation to one-month LIBOR which is the interest rate index used for adjustable rate CMO and warehouse borrowings.

Due to higher mortgage prepayments during the second quarter of 2005, amortization of mortgage premiums and CMO securitization cost increased by 12 basis points to 112 basis points of total average mortgage assets as compared to 100 basis points of total average mortgage assets during the second quarter of 2004. Along with an increase in short-term interest rates, our expectation was that a corresponding decline in mortgage prepayment rates would follow. However, mortgage prepayment rates accelerated during the latter part of 2004 and continued through the second quarter of 2005. There is mortgage industry evidence which suggests that the increase in home appreciation rates over the last three years was a significant factor affecting Alt-A borrowers refinance decisions during 2004 and 2005. Borrowers appear willing to use equity to pay a loan prepayment penalty in order to obtain lower monthly payments by refinancing into other mortgage products. We collected prepayment penalty charges of $8.6 million, or 13 basis points of total average mortgage assets, during the second quarter of 2005 as compared to $2.3 million, or 6 basis points of total average mortgage assets, during the second quarter of 2004 which partially offset the increase in amortization costs caused by the prepayment of mortgages.

Because of the uncertainty surrounding our ability to raise capital last year during the process of restating our consolidated financial statements, we utilized CMO structures during the second half of 2004 which allowed us to preserve existing capital through the use of higher leverage. Higher leverage CMOs were structured to require a lower level of initial capital investment than for CMOs completed prior to July 2004. Capital invested in higher leverage CMOs have been, and will continue to be, deposited into those specified CMO trusts from monthly excess cash flows on mortgages securing the CMOs until the required level of capital investment is attained. The use of higher leverage CMOs contributed to the decrease in net interest margins on total mortgage assets.

Net interest margin continues to be impacted by the difficult competitive environment facing mortgage portfolio lenders. As a result, spreads continue to tighten on newly originated loans. Furthermore, a rise in short-term rates and decline in long term rates has resulted in a flattening of the yield curve, adding pressure to mortgage lending profitability. Net interest margins on mortgage assets, which are based upon weighted average yield declined to 101 basis points during the second quarter of 2005 as compared to 238 basis points in 2004. However, the adjusted net interest margins did not decline as much as net interest margins on mortgage assets primarily due to a 64 basis point decline in cash payments on derivatives relative to total average mortgage assets. Lower derivative costs relative to total average mortgage assets partially offset the decline in adjusted net interest margins on mortgage assets which was caused by the factors described above.

During the second quarter of 2005, adjusted net interest margins on mortgage assets declined to 67 basis points from 138 basis points in the 2004 period. Our interest rate risk management policies are formulated with the intent to partially offset the potential adverse effects of changing interest rates on mortgage assets and borrowings on mortgage assets which may result in variability in net interest margins.

First Half 2005 vs First Half 2004

During the 2005 six months period net interest income was impacted by a decline in net interest margins on mortgage assets. Net interest margins on mortgage assets declined by 129 basis points to 1.16% for the first six months of 2005 as compared to 2.45% for the same period in the previous year. Net interest margins on mortgage assets declined as one month LIBOR, which is the interest rate index used to price borrowing costs on CMO and reverse repurchase borrowings, rose 197 basis points since the end of the second quarter of 2004 while mortgage assets over the same period did not re-price upward as quickly. Net interest margins on mortgage assets are susceptible to changes in interest rates due to differences in interest rate adjustments between mortgage assets and borrowings on mortgage assets as follows:

•	interest rate adjustment limitations on mortgages held in our long-term mortgage portfolio that have periodic and lifetime interest rate cap features which are not in effect on our CMO and warehouse borrowings;

•	differences in interest rate adjustment periods between mortgages held in our long-term mortgage portfolio and CMO and warehouse borrowings; and

•	differences in interest rate indices on mortgages held in our long-term mortgage portfolio and CMO and warehouse borrowings.

Examples of differences in interest rate indices adjustment periods include the following (addressed in the same order as above):

•	interest rates on ARMs, which are primarily indexed to six-month LIBOR, adjust on a six-month cycle by a maximum of generally 1.00% as compared to adjustable rate CMO and warehouse borrowings which adjust monthly and daily, respectively, and are not limited to maximum interest rate adjustments;

•	hybrid ARMs have initial fixed interest rate periods of two- to seven years as compared to adjustable rate CMO and warehouse borrowings which are generally indexed to one-month LIBOR and adjust on a monthly and daily basis, respectively; and

•	the interest rate index used for six-month LIBOR ARMs adjusts unequally in relation to one-month LIBOR which is the interest rate index used for adjustable rate CMO and warehouse borrowings.

Due to higher mortgage prepayments during the first six months of 2005, amortization of mortgage premiums and CMO securitization costs increased by 16 basis points to 110 basis points of total average mortgage assets as compared to 94 basis points of total average mortgage assets during the first six months of 2004. Along with an increase in short-term interest rates, our expectation, based on past experience, was that a corresponding decline in mortgage prepayment rates would follow. However, mortgage prepayment rates accelerated during the latter part of 2004 and during the first six months of 2005. There is mortgage industry evidence which indicates that the increase in home appreciation rates over the last three years was a significant factor affecting Alt-A borrowers’ refinance decisions during 2004. Borrowers appear willing to use equity to pay a loan prepayment penalty in order to obtain lower monthly payments by refinancing into other mortgage products, including interest-only and high loan-to-value mortgage products. However, we collected prepayment penalty charges of $13.9 million, or 11 basis points of total average mortgage assets, during the first six months of 2005 as compared to $3.4 million, or 5 basis points of total average mortgage assets, during the first six months of 2004 which partially offset the increase in amortization costs caused by the prepayment of mortgages.

Because of the uncertainty surrounding our ability to raise capital last year during the process of restating our consolidated financial statements, we utilized CMO structures during the second half of 2004 which allowed us to preserve existing capital through the use of higher leverage and lower net interest margins. Higher leverage CMOs were structured to require a lower level of initial capital investment than for CMOs completed prior to July 2004. Capital invested in higher leverage CMOs have been, and will continue to be, deposited into those specific CMO trusts from monthly excess cash flows on mortgages securing the CMOs until the required level of capital investment is attained. The use of higher leverage CMOs contributed to compressed net interest margins on total mortgage assets.

Additionally, the net interest margin continues to be impacted by the difficult competitive environment facing mortgage portfolio lenders. As a result, spreads continue to tighten on newly originated loans. Furthermore, a rise in short-term rates and decline in long term rates has resulted in a flattening of the yield curve, adding pressure to mortgage lending profitability.

During the six months ended June 30, 2005, adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, decreased by 83 basis points as compared to a decline of 129 basis points on net interest margin on mortgage assets. Adjusted net interest margin on mortgage assets did not decline as much net interest margin on mortgage assets primarily due to a 44 basis point decline in cash payments on derivatives relative to total average mortgage assets. Lower derivative costs relative to total average mortgage assets partially offset the decline in adjusted net interest margins on mortgage assets which was caused by the factors described above. Our interest rate risk management policies are formulated with the intent to partially offset the potential adverse effects of changing interest rates on mortgage assets and borrowings on mortgage assets which may result in variability in adjusted net interest margin.

For further information on our interest rate risk management policies refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Provision for Loan Losses

The Company’s loan portfolio increased 132 percent to $21.3 billion for the year ended December 31, 2004 and increased 12 percent to $23.98 billion during the six-month period ended June 30, 2005. During 2005, the Company increased the amount of sales to third party investors and retained less new loan production as in the past which results in a larger proportion of the mortgage portfolio as seasoned loans and a smaller proportion of newly originated loans that are current. The seasoned loans with higher expected delinquency rates are not being offset by as much newly originated current production.

The Company provides for loan losses in accordance with its policies that include a detailed analysis of historical loan performance data which is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. As the loan portfolio grew more rapidly in 2004 as compared to 2005, the Company correspondingly recorded more provision for loans losses in 2004 as compared to 2005.

During the second quarter of 2004, a $2.0 million specific impairment was included in the provision for loan losses for warehouse advances that were deemed to be permanently impaired as compared to no specific impairments during the second quarter of 2005. As a result, the provision decreased to $5.7 million for the second quarter of 2005 as compared to $15.3 million for same period in 2004. Actual losses on mortgages were $2.7 million and $1.3 million for the second quarter of 2005 and 2004, respectively. The Company does not expect a percentage change or increasing trend with respect to delinquencies/loan losses due to the credit quality of its portfolio.

As a result of slower growth in the Company’s asset portfolio, loan loss provisions will tend to reflect dollar increase when compared to prior periods. Such variances would level out in the event that the portfolio was continuously maintained on a flat growth basis for the periods presented. The Company does not expect a percentage change or increasing trend with respect to delinquencies/loan losses due to the credit quality of its portfolio. Provision for loan losses decreased to $11.8 million during the first six months of 2005 as compared to $25.0 million during the same period in the previous year. However, provision for loan losses during the first six months of 2004 includes a $8 million specific impairment that was recorded for warehouse advances that were deemed to be permanently impaired as compared to no specific impairments during the first six months of 2005. Actual losses on mortgages deemed to be non-collectible were $5.9 million and $3.4 million for the first six months of 2005 and 2004, respectively. For further information on delinquencies in our long-term investment portfolio and non-performing assets refer to “Financial Condition—Credit Risk.”

Non-Interest Income (Quarterly)

Changes in Non-Interest Income

(dollars in thousands)

For the Three Months Ended June 30,:

	2005	2004	Change
Gain (loss) on derivative instruments	$(99,135)	$77,881	$(177,016)
Gain on sale of loans	19,094	11,973	7,121
Gain on sale of investment securities	—	5,183	(5,183)
Other income	2,307	3,231	(924)

Total non-interest income (expense)	$(77,734)	$98,268	$(176,002)

Gain (Loss) on Derivative Instruments. Gain (loss) on derivative instruments includes unrealized mark-to-market gain or loss on derivative instruments and net cash payments or receipts on derivatives. Unrealized mark-to-market gain (loss) on derivative instruments decreased to $(97.7) million during the second quarter of 2005 as compared to $101.3 million during the second quarter of 2004 while the cash derivative payments decreased to $1.5 million in second quarter of 2005 as compared to $23.4 million for second quarter of 2004. The decrease in market valuation adjustment was the result of changes in the expectation of future interest rates, which negatively impacted the fair value of derivatives during the second quarter of 2005 as compared to the second quarter of 2004. In addition, we had a greater notional amount of derivatives outstanding as of June 30, 2005 that were negatively impacted and caused a significant market valuation adjustment as compared to June 30, 2004. We enter into derivative contracts to offset the various risks associated with certain specific CMO liabilities. In our consolidated financial statements, we record a market valuation adjustment for derivatives, including certain forward purchase commitments on mortgages, as current period expense or revenue. Unrealized mark-to-market gain or loss on derivatives is not included as an addition or deduction for purposes of calculating taxable income as shown in the reconciliation table of net earnings to estimated taxable income in the “Taxable Income” table. Cash payments on derivatives decreased to $1.5 million during the second quarter of 2005 as compared to $23.4 million during the second quarter of 2004. However, cash payments on derivatives declined to 2 basis points of total average mortgage assets during the second quarter of 2005 as compared to 66 basis points of total average mortgage assets during the second quarter of 2004. Cash payments on derivatives are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income.

Gain on Sale of Loans. The quarter-over-quarter increase in gain on sale of loans was primarily due to an increase in the sales volume. The mortgage operations sold $2.3 billion of loans to third party investors during the second quarter of 2005 as compared to $439.5 million of mortgages sold to third party investors during the second quarter of 2004. Additionally, we use derivatives to protect the market value of mortgages when we have established a rate-lock commitment on a particular mortgage prior to its close and eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of that mortgage. During the second quarter of 2005, the value of these derivatives resulted in a $8.2 million loss as compared to a gain of $7.6 million during the second quarter of 2004.

Non-Interest Income (Six Month Periods)

Changes in Non-Interest Income

(dollars in thousands)

For the Six Months Ended June 30,:

	2005	2004	Increase (Decrease)	% Change
Gain on derivative instruments	$18,456	$41,251	$(22,795)	(55)%
Gain on sale of loans	31,945	14,476	17,469	121%
Gain on sale of investment securities	—	5,474	(5,474)	(100)%
Other income	7,384	3,149	4,235	134%

Total non-interest income (expense)	$57,785	$64,350	$(6,565)	(10)%

Gain on Derivative Instruments. Mark-to-market gain on derivatives includes unrealized mark-to-market gain or loss on derivative instruments and net cash payments or receipts on derivatives. Unrealized mark-to-market gain (loss) on derivative instruments decreased to $33.6 million during the first six months of 2005 as compared to $77.0 million for the same period in the previous year while the cash derivative payments decreased to $15.2 million for the six months ended June 30, 2005 as compared to $39.7 million for the same period in the previous year. The decrease in market valuation adjustment was the result of changes in the expectation of future interest rates, which negatively impacted the fair value of derivatives during the first six months of 2005 as compared to the first six months of 2004. In addition, we had a greater notional amount of derivatives outstanding as of June 30, 2005 that were negatively impacted and caused a significant market valuation adjustment as compared to June 30, 2004. We enter into derivative contracts to offset the various risks associated with certain specific CMO liabilities. In our consolidated financial statements, we record a market valuation adjustment for derivatives, including certain forward purchase commitments on mortgages, as current period expense or revenue. Unrealized mark-to-market gain or loss on derivatives is not included as an addition or deduction for purposes of calculating taxable income as shown in the reconciliation table of net earnings to estimated taxable income in the “Taxable Income” table. Cash payments on derivatives decreased during the first six months of 2005 as compared to the first six months of 2004. However, cash payments on derivatives declined to 12 basis points of total average mortgage assets during the first six months of 2005 as compared to 56 basis points of total average mortgage assets during the first six months of 2004. Cash payments on derivatives are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income.

Gain on Sale of Loans. The increase in gain on sale of loans was primarily due to an increase in loan sale volume. Additionally, we use derivatives to protect the market value of mortgages when we have established a rate-lock commitment on a particular mortgage prior to its close and eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of that mortgage. During the six months ended June 30, 2005, the value of these derivatives resulted in a $2.9 million loss as compared to a gain of $       million during the same period in the prior year. The mortgage operations sold $3.1 billion of loans to third party investors during the first six months of 2005 as compared to $1.1 billion of mortgages sold to third party investors for the same period in the previous year. All inter-company loan sales between the mortgage operations and the long-term investment operations are eliminated on our consolidated financial statements.

Non-Interest Expense

Changes in Non-Interest Expense

(dollars in thousands)

For the Three Month Ended June 30,:

	2005	2004	Increase (Decrease)	% Change
Personnel expense	$20,810	$16,346	$4,464
General and administrative and other expense	6,560	4,309	2,251
Professional services	2,021	331	1,690
Equipment expense	1,236	830	406
Occupancy expense	1,171	857	314
Data processing expense	836	972	(136)

Total operating expense (1)	32,634	23,645	8,989	38%

Amortization of deferred tax charge	6,792	4,486	2,306
Provision for repurchases	1,650	1,640	10
Amortization and impairment of mortgage servicing rights	736	570	166
(Gain) loss on sale of other real estate owned	20	(2,247)	2,267

Total non-operating expense (2)	9,198	4,449	4,749	107%

Total non-interest expense	$41,832	$28,094	$13,738	49%

Changes in Non-Interest Expense

(dollars in thousands)

For the Six Month Ended June 30,:

	2005	2004	Increase (Decrease)	% Change
Personnel expense	$39,690	$30,014	$9,676
General and administrative and other expense	11,473	7,482	3,991
Professional services	5,440	2,162	3,278
Equipment expense	2,383	1,614	769
Occupancy expense	2,315	1,698	617
Data processing expense	1,779	1,777	2

Total operating expense (1)	63,080	44,747	18,333	41%

Amortization of deferred tax charge	12,595	8,684	3,911
Provision for repurchases	5,364	457	4,907
Amortization and impairment of mortgage servicing rights	1,026	976	50
Gain on sale of other real estate owned	(829)	(2,750)	1,921

Total non-operating expense (2)	18,156	7,367	10,789	146%

Total non-interest expense	$81,236	$52,114	$29,122	56%

(1)	Operating expenses are primarily related to the mortgage operations personnel, which fluctuates in conjunction with increases or decreases in mortgage acquisition and origination volumes.
(2)	Non-operating expenses generally relate to existing assets and liabilities and are generally not a function of increases or decreases in mortgage acquisition or origination volumes.

Operating Expense. The increase in operating expense was primarily due to the following:

•	increase in personnel and personnel-related expenses; and

•	expansion of our wholesale mortgage operations.

2005 to 2004 Quarterly Comparative

Total operating expense increased on a quarter-over-quarter basis even though acquisitions and originations from the mortgage operations were $5.5 billion during each of the second quarter of 2005 and 2004. Multi-family originations increased 84% to $214.6 million for the second quarter of 2005 as compared to $116.5 million during the second quarter of 2004. The Company increased personnel to manage the higher level of multi-family originations and to maintain the current level of mortgage acquisition and originations. Operating costs also increased during the second quarter of 2005 due to the expansion of our wholesale mortgage operations into the Midwest and East Coast including the hiring of mortgage professionals and the assumption of certain premises and operating leases. The expansion of our wholesale mortgage operations gives us penetration into areas of the country where we were not generating a significant volume of mortgage originations during 2004. Additionally, we continued to upgrade and expand the staffs of our Internal Audit and Information Technology departments.

2005 to 2004 Six Month Comparative

Total operating expense increased as acquisitions and originations from the mortgage operations increased 13% to $10.1 billion during the first six months of 2005 as compared to $8.9 billion during the first six months of 2004. In addition, originations of multi-family mortgages increased 80% to $379.9 million for the first six months of 2005 as compared to $211.0 million for the same period in the previous year. The increase in acquisitions and originations resulted in an increase in personnel, which were hired to manage the growth of our operations, and personnel-related costs.

Operating costs also increased for the first six months of 2005 due to the expansion of our wholesale mortgage operations into the Midwest and East Coast including the hiring of mortgage professionals and the assumption of certain premises and operating leases. The expansion of our wholesale mortgage operations gives us penetration into areas of the country where we were not generating a significant volume of mortgage originations during 2004. Additionally, we continued to upgrade and expand the staffs of our Internal Audit and Information Technology departments.

The following table summarizes the principal balance of mortgage acquisitions and originations for the periods indicated (in thousands):

	For the Three Months Ended June 30,
	2005		2004
	Principal Balance	%	Principal Balance	%
By Production Channel:
Correspondent acquisitions:
Flow	$1,912,770	34	$2,450,634	44%
Bulk	2,911,775	51	2,257,131	41%

Total correspondent acquisitions	4,824,545	85	4,707,765	85%
Wholesale and retail originations	499,344	9	546,941	10%
Novelle Financial Services, Inc.	139,617	2	196,019	3%

Total mortgage operations acquisitions and originations	5,463,506	96	5,450,725	98%
Impac Multifamily Capital Corporation	214,597	4	116,488	2%

Total acquisitions and originations	$5,678,103	100	$5,567,213	100%

	For the Six Months Ended June 30,
	2005		2004
	Principal Balance	%	Principal Balance	%
By Production Channel:
Correspondent acquisitions:
Flow	$4,290,170	41	$4,622,008	51%
Bulk	4,588,709	44	3,039,927	33%

Total correspondent acquisitions	8,878,879	85	7,661,935
Wholesale and retail originations	988,252	9	918,519	10%
Novelle Financial Services, Inc.	260,492	2	339,353	4%

Total mortgage operations acquisitions and originations	10,127,623	96	8,919,807
Impac Multifamily Capital Corporation	379,901	4	210,988	2%

Total acquisitions and originations	$10,507,524	100	$9,130,795	100%

Results of Operations by Business Segment

Long-Term Investment Operations

For the Three Months Ended June 30,:

Condensed Statements of Operations Data

(dollars in thousands)

	2005	2004	Increase (Decrease)	% Change
Net interest income	$28,908	$61,575	$(32,667)
Provision for loan losses	5,711	13,847	(8,136)
Non-interest income	(91,188)	83,612	(174,800)
Non-interest expense and income taxes	4,307	(34)	4,341

Net earnings (loss)	$(72,298)	$131,374	$(203,672)	(155)%

The quarter-over-quarter decrease in net earnings was primarily due to a decrease in unrealized mark-to-market gain (loss) on derivatives which was $(90.9) million for the second quarter of 2005 as compared to $102.0 million for the second quarter of 2004. Mark-to-market gain (loss) on derivatives was partially offset by a decrease in cash payments on derivatives to $(1.5) million for the second quarter of 2005 compared to $(23.4) for the second quarter of 2004. The change in the unrealized mark-to-market gain (loss) on derivatives was primarily due to a decline in the pace and magnitude of expected future rate increases combined with accelerated prepayment speeds. Additionally, increased borrowing costs have contributed to the decline in Net Interest Income. Term or maturity of derivatives extend beyond the average fixed rate period of the hybrid ARM, thus, most of the positive change in value occurs outside that range. Prepayments rising are not allowing the full benefit of derivatives to be realized. Income Taxes in the 2005 period reflect 2005 forecast earnings and applicable adjustments for expected taxes payable when 2004 earnings and first quarter adjustments for estimated taxes payable for the 2004 fiscal year ended December 31, 2004.

For the Six Months Ended June 30,:

Condensed Statements of Operations Data

(dollars in thousands)

	2005	2004	Increase (Decrease)	% Change
Net interest income	$81,027	$113,037	$(32,010)	(28)%
Provision for loan losses	11,785	18,132	(6,347)	(35)%
Non-interest income	23,805	44,461	(20,656)	(46)%
Non-interest expense and income taxes	7,000	1,710	5,290

Net earnings	$86,047	$137,656	$(51,609)	(37)%

The decrease in net earnings was primarily due to a decrease in unrealized mark-to-market gain (loss) on derivatives which decreased to $38.0 million for the first six months of 2005 as compared to $75.4 million for the first six months of 2004. Unrealized mark-to-market gain (loss) on derivatives decreased primarily due to a decline in the pace and magnitude of interest rate increases. Fluctuations in Non-Interest and provision for loan losses are explained in the discussions of the current quarter ended June 30, 2005 combined with accelerated prepayment speeds. Additionally, increased borrowing costs have contributed to the decline in Net Interest Income. Term or maturity of derivatives extend beyond the average fixed rate period of the hybrid ARM, thus, most of the positive change in value occurs outside that range. Prepayments rising are not allowing the full benefit of derivatives to be realized. Income Taxes in the 2005 period reflect 2005 forecast earnings and applicable adjustments for expected taxes payable when 2004 earnings and first quarter adjustments for estimated taxes payable for the 2004 fiscal year ended December 31, 2004.

Mortgage Operations

For the Three Months Ended June 30,:

Condensed Statements of Operations Data

(dollars in thousands)

	2005	2004	Increase (Decrease)	% Change
Net interest income	$4,685	$2,903	$1,782	61%
Non-interest income	25,723	45,195	(19,472)	(43)%
Non-interest expense and income taxes	31,151	33,307	(2,156)	(6)%

Net earnings (loss)	$(743)	$14,791	$(15,534)	(105)%

The quarter-over-quarter decrease in net earnings was primarily due to a decrease in non-interest income. The decrease in non-interest income was mainly attributed to a decline in the unrealized mark-to-market gain (loss) and to a lesser extent the gain on sales to IMH and third party investors from 104 bps to 58 bps, or $31.5 million for the second quarter of 2005 as compared to $44.2 million for the second quarter of 2004. During the second quarter of 2005 the mortgage operations sold $3.1 billion of mortgages to the long-term investment operations and $2.3 billion of mortgages to third party investors as compared to $5.3 billion and $439.5 million, respectively, during the second quarter of 2004. The unrealized mark-to-market gain (loss) on derivatives decreased to $(6.8) million for the second quarter of 2005 as compared to $(0.7) million for the second quarter of 2004. The mortgage operations use derivatives to protect the market value of mortgages when it establishes a rate-lock commitment on a particular mortgage prior to its close and sale or securitization. Any changes in interest rates on mortgages that the mortgage operations has committed to acquire at a particular rate to the time it sells or securitizes the mortgage generally results in an increase or decrease in the market value of that mortgage. The mortgage operations are reflected as a stand-alone entity for segment financial reporting purposes, however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Condensed Statements of Operations Data

(dollars in thousands)

For the Six Months Ended June 30,:

	2005	2004	Increase (Decrease)	% Change
Net interest income	$6,659	$8,045	$(1,386)	(17)%
Non-interest income	75,396	77,173	(1,777)	(2)
Non-interest expense and income taxes	66,632	58,890	7,742	13

Net earnings	$15,423	$26,328	$(10,905)	41%

The decrease in net earnings was primarily due to an increase in non-interest expense which increased 50% to $60.8 million for the six months ended June 30, 2005 as compared to $40.0 for the six months ended June 30, 2004. The majority of the increase in non-interest expense was due to an increase in personnel expense and provision for repurchases. The increase in personnel expense was primarily due to an increase in acquisitions and originations, as well as the addition of mortgage professionals to expand our sales force, accounting, finance internal audit and information technology departments. The increase in provision for repurchases was due to an increase in our sales volume to third party investors. The increase in non-interest expense was partially offset by a 69% decline in income taxes to $5.9 million for the six months ended June 30, 2005 as compared to $18.9 million for the six months ended June 30, 2004. Additionally, during the first six months of 2005 the mortgage operations sold $6.4 billion of mortgages to the long-term investment operations and $3.1 billion of mortgage to third party investors as compared to $8.1 billion and $1.1 billion, respectively, during the second quarter of 2004.

Warehouse Lending Operations

Condensed Statements of Operations Data

(dollars in thousands)

For the Three Months Ended June 30,:

	2005	2004	Increase (Decrease)	% Change
Net interest income	$13,638	$9,548	$4,090	43%
Provision for loan losses	—	1,435	(1,435)	(100)
Non-interest income	2,230	2,807	(577)	(21)
Non-interest expense and income taxes	1,770	1,681	89	5

Net earnings	$14,098	$9,239	$4,859	53%

The quarter-over-quarter increase in net earnings was primarily due to a decrease in provision for loan losses and an increase in net interest income. Provision for loan losses declined as the warehouse lending operations discovered fraudulent mortgages during the first quarter of 2004 that were deemed to be permanently impaired which required a corresponding increase in allowance for loan losses as compared to no specific provision for loan losses required during the second quarter of 2005. The increase in net interest income was the result of an increase in average finance receivables which rose to $2.0 billion during the first quarter of 2005 as compared to $1.8 billion during the first quarter of 2004 as the mortgage operations acquired and originated higher mortgage volumes. The warehouse lending operations is reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company finance receivables and borrowings are eliminated.

Condensed Statements of Operations Data

(dollars in thousands)

For the Six-Months Ended June 30,:

	2005	2004	Increase (Decrease)	% Change
Net interest income	$24,980	$17,966	$7,014	39%
Provision for loan losses	—	6,875	(6,875)	(100)
Non-interest income	4,257	4,764	(507)	11
Non-interest expense and income taxes	3,855	3,202	653	20

Net earnings	$25,382	$12,653	$12,729	101%

The increase in net earnings was primarily due to a decrease in provision for loan losses and an increase in net interest income. Provision for loan losses declined as the warehouse lending operations discovered fraudulent mortgages of $8 million during the first six months of 2004 that were deemed to be permanently impaired which required a corresponding increase in allowance for loan losses as compared to no specific provision for loan losses required during the first six months of 2005. The increase in net interest income was the result of an increase in average finance receivables which rose to $2.0 billion during the first six months of 2005 as compared to $1.8 billion during the first six months of 2004 as the mortgage operations acquired and originated higher mortgage volumes. The warehouse lending operations is reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company finance receivables and borrowings are eliminated.

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

Our operating businesses primarily use available funds as follows:

•	acquisition and origination of mortgages by the mortgage and long-term investment operations;

•	long-term investment in mortgages by the long-term investment operations;

•	provide short-term warehouse advances by the warehouse lending operations;

•	pay interest on debt;

•	distribute common and preferred stock dividends; and

•	pay operating and non-operating expenses.

Acquisition and origination of mortgages by the mortgage and long-term investment operations. During the second quarter of 2005, the mortgage operations acquired $5.5 billion of primarily Alt-A mortgages, of which $3.1 billion was acquired by the long-term investment operations for long-term investment. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages between 15 to 45 days of acquisition or origination. Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated and our capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided. The mortgage operations acquired and originated mortgages at a weighted average price of 102.1 during the second quarter of 2005, which were financed with warehouse borrowings from the warehouse lending operations at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgages. In addition, IMCC originated $214.6 million of multi-family mortgages at a weighted average price of 100.1 which were initially financed with short-term warehouse financing from the warehouse lending operations at a haircut of generally 3% of the outstanding principal balance of the mortgages.

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

Provide short-term warehouse advances by the warehouse lending operations. We utilize committed and uncommitted warehouse facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations. The warehouse lending operations provides short-term financing to the mortgage operations, long-term investment operations and non-affiliated clients from the closing of mortgages to their sale or other settlement with investors. The warehouse lending operations generally finances between 90% and 98% of the fair market value of the principal balance of mortgages, which equates to a haircut requirement of between 2% and 10%, at one-month LIBOR, plus a spread. The mortgage operations and long-term investment operations have uncommitted warehouse line agreements to obtain financing from the warehouse lending operations at one-month LIBOR plus a spread during the period that the mortgage and long-term investment operations accumulates mortgages until the mortgages are securitized or sold. As of June 30, 2005, the mortgage and long-term investment operations had $1.2 billion and $222.4 million, respectively, of warehouse advances outstanding with the warehouse lending operations. In addition, as of June 30, 2005, the warehouse lending operations had $610.5 million of approved warehouse lines available to non-affiliated clients, of which $382.9 million was outstanding.

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

Distribute common and preferred stock dividends. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We declared cash dividends of $0.75 per outstanding common share during the second quarter of 2005 on estimated taxable income of $0.54 per diluted common share. In addition, we paid cash dividends of $7.2 million on preferred stock during the first six months of 2005.

A portion of dividends paid to IMH’s stockholders come from dividend distributions from the mortgage operations, our taxable REIT subsidiary, to IMH. During the first six months of 2005, the mortgage operations provided a dividend distribution of $25.9 million to IMH which was related to estimated taxable income earned during the first six months of 2005. As a result of the reduction in taxable income from $0.75 per diluted share in the first quarter to $0.54 per diluted share in the second quarter on June 30, 2005, the company announced it will re-evaluate the dividend policy. Because the mortgage operations may seek to retain earnings to fund the acquisition and origination of mortgages or to expand the mortgage operations, the board of directors may decide that the mortgage operations should cease making dividend distributions in the future. This could reduce the amount of taxable income that would be distributed to IMH stockholders in the form of dividend payment amounts.

Our operating businesses are primarily funded as follows:

•	CMO borrowings and warehouse facilities;

•	excess cash flows from our long-term mortgage portfolio;

•	sale and securitization of mortgages;

•	cash proceeds from the issuance of common and preferred stock; and

•	cash proceeds from the issuance of trust preferred securities.

CMO borrowings and warehouse facilities. We use CMO borrowings to fund substantially all warehouse financing to affiliates and non-affiliated clients and for the acquisition and origination of Alt-A and multi-family mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on warehouse facilities with third party lenders. We primarily use uncommitted and committed facilities with major investment banks to finance substantially all warehouse financing, as needed. During the first six months of 2005 we added an additional $750.0 million to an existing warehouse facility to finance asset growth. The new warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These warehouse facilities may have certain covenant tests which we continue to satisfy. During 2005 we received waivers from our lenders for the delay in issuing our 2004 audited financial statements, which our lenders previously required. Audited consolidated financial statements for 2004 were filed with the SEC on May 13, 2005 and were provided to our lenders. As of June 30, 2005, the warehouse lending operations had $4.3 billion of uncommitted and committed facilities with various lenders of which $1.7 billion was outstanding. From time to time, we may also receive additional uncommitted interim financing from our lenders in excess of our permanent borrowing limits to finance mortgages during the accumulation phase and prior to securitizations or whole loan sales.

From time to time, we may also utilize term reverse repurchase financing provided to us by underwriters who underwrite some of our securitizations. The term reverse repurchase financing funds mortgages that are specifically allocated to securitization transactions, which allows us to reduce overall borrowings outstanding on reverse repurchase agreements with other lenders during the period immediately prior to the settlement of the securitization. Terms and interest rates on the term reverse repurchase facilities are generally lower than on other reverse repurchase agreements. Term reverse repurchase financing are generally repaid within 30 days from the date funds are advanced.

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

During the second quarter of 2005 we completed $4.6 billion of adjustable rate CMOs to provide long-term financing for the retention of primarily Alt-A mortgages and the origination of multi-family mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as CMO collateral, which means that we have to provide less initial capital upon completion of CMOs. Capital investment in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies.

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

Sale and securitization of mortgages. When the mortgage operations accumulate a sufficient amount of mortgages that are intended to be deposited into a CMO, it sells the mortgages to the long-term investment operations. When selling mortgages on a whole loan basis, the mortgage operations will accumulate mortgages and enter into sales transactions with third party investors on a monthly basis. When the mortgage operations enter into a Real Estate Mortgage Investment Company (REMIC) securitization it accumulates mortgages and sells these loans on a monthly basis.

The mortgage operations sold $6.4 billion of mortgages to the long-term investment operations during the first six months of 2005 and sold $2.3 million of mortgages as whole loan sales and REMICs. The mortgage operations sold mortgage servicing rights on substantially all mortgages sold during the first six months of 2005. The sale of mortgage servicing rights generated substantially all cash, which was used to acquire and originate additional mortgage assets.

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

Inflation/Deflation

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

Risk Factors Related to Our Business Arising in the Quarterly Period Ended June 30, 2005

Our Mortgage Products Expose Us to Greater Credit Risk

We have loan programs that allow a borrower to pay only the interest attributable to his loan for a set period of time. If there is a decline in real estate values borrowers may default on these types of loans since they have not reduced their principal balances, which, therefore, could exceed the value of their property. In addition a reduction in property values would also cause an increase in the loan to value for that loan which could have the effect of reducing the value of that loan.

New Criteria May Effect the Value or Marketability of Certain of Our Loan Products

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the National Credit Union Administration (none of whom regulate IMH) jointly issued guidance to promote sound credit risk management practices. The guidance cautions lenders to consider all relevant risk factors when establishing underwriting guidelines, including a borrower’s income and debt levels, credit score as well as the loan size, collateral value, lien position and property type and location. It stresses that prudently underwritten home equity loans should include an evaluation of a borrower’s capacity to adequately service the debt, and that reliance on a credit score is insufficient because it relies on historical financial performance not present capacity to pay. While not specifically applicable to IMH, the guidance is instructive of the regulatory climate covering low and no documentation loans, which IMH does acquire and originate, and hence it may affect our ability to sell these loans to third parties, should we elect to sell them.

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to, failure to achieve projected earnings levels; the ability to generate sufficient liquidity and conduct our operations as planned; the ability to access the equity markets; delays in raising, or the inability to raise, additional capital, either through equity offerings, lines of credit or otherwise as a result of, among other things, market conditions; the ability to generate taxable income and to pay dividends; interest rate fluctuations and changes in expectations of future interest rates; changes in prepayment rates or effectiveness of prepayment penalties on our mortgages; the availability of financing and, if available, the terms of any financing; continued ability to access the securitization markets or other funding sources; risks related to our ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures due to reported, or potential, material weaknesses and the ability to remediate any material weaknesses; changes in markets which the Company serves; the effectiveness of risk management strategies; and changes in other general market and economic conditions. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-K Amendment 2 for the period ended December 31, 2004. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Changes in Interest Rates

Interest rate risk management policies intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate CMO borrowings. Our primary objective is to limit our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate CMO borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management policies are formulated with the intent to offset potential adverse effects of changing interest rates on cash flows on adjustable rate CMO borrowings.

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

We estimate net interest income along with net cash flows on derivatives for the next twelve months using balance sheet data and the notional amount of derivatives as of April 30, 2005 and 12-month projections of the following primary drivers affecting net interest income:

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

In the following table, the up 100 basis point scenario as of April 30, 2005 represents our projection of the net change from base case net interest income, which is derived from assumptions as previously discussed, if market interest rates were to immediately rise by 100 basis points. This means that we increase interest rates at all data points along our projected forward yield curve by 100 basis points and recalculate our projection of net interest income over the next 12 months. In addition, based on changes in interest rates, or changes in our forward yield curve, our model adjusts mortgage prepayment rates and recalculates amortization of acquisition and securitization costs and net cash receipts or payments on derivatives as part of the calculation of net interest income. Thus, if a 100 basis point interest rate increase occurred, the projected volatility to net interest income is negatively impacted by $9.5 million, or a decrease of 3% relative to projected base case net interest income.

Over the past year, the interest rate risk profile of our balance sheet increased. Higher liability sensitivity occurred as part of a deliberate and long-term optimization strategy as mortgages having marginally longer duration than that of CMO borrowings were added to our balance sheet during 2004 and the first six months of

2005. Other factors contributing to the shift in the interest rate risk profile include the increase in the overall level of interest rates, the flattening of the yield curve and slower expected future prepayment behavior. However, since our estimates are based upon numerous assumptions, actual sensitivity to interest rate changes could vary if actual experience differs from the assumptions used.

The following table estimates the financial impact to base case, including net cash flow from derivatives, from various instantaneous and parallel shifts in interest rates based on both our on-balance sheet structure and off-balance sheet structure, which refers to the notional amount of derivatives that are not recorded on our balance sheet as of April 30, 2005 (dollar amounts in millions):

	Changes in base case as of April 30, 2005 (1)
	Base case, excluding net cashflow on derivatives		Net cashflow on derivatives	Base case, including net cashflow on derivatives
	($)	(%)	($)	($)	(%)
Instantaneous and Parallel Change in Interest Rates (2)
Up 300 basis points, or 3% (3)	(415.5)	(175)	364.8	(50.7)	(18)
Up 200 basis points, or 2%	(277.7)	(117)	243.2	(34.5)	(12)
Up 100 basis points, or 1%	(131.1)	(55)	121.6	(9.5)	(3)
Down 100 basis points, or 1%	130.3	55	(121.6)	8.7	3
Down 200 basis points, or 2%	341.7	144	(311.4)	30.3	11
Down 300 basis points, or 3%	n/a	n/a	n/a	n/a	n/a

(1)	The dollar and percentage changes represent base case for the next twelve months versus the change in base case using various instantaneous and parallel interest rate change simulations, excluding the effect of amortization of loan discounts to base case.
(2)	Instantaneous and parallel interest rate changes over and under the projected forward yield curve.
(3)	This simulation was added to our analysis as it is relevant in light of the interest rate environment as of April 30, 2005 and the projected forward yield curve for 2005 and 2006.

The use of derivatives to manage risk associated with changes in interest rates is an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. As of June 30, 2005 and December 31, 2004, we had notional balances of interest rate swaps, caps, and floors of $19.7 billion and $15.1 billion, respectively, with unrealized mark-to-market gains of $133.0 million and $92.4 million, respectively. By using derivatives, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to minimize significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change. We primarily acquire swaps to essentially convert our adjustable rate CMO borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate CMO borrowings, and we pay a fixed interest rate.

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

As of June 30, 2005, our CEO and CFO, with the participation of other management of the Company, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act, and based upon that evaluation, our CEO and CFO concluded that these disclosure controls and procedures were not effective.

Material Weaknesses

The Company’s management identified the following material weaknesses in internal control over financial reporting as of December 31, 2004:

1)	The Company’s internal controls intended to ensure the proper accounting and reporting for certain complex transactions and financial reporting matters were not designed or operating effectively. For these purposes, complex transactions and financial reporting matters include those relating to the transfer of financial assets, derivative financial instruments, state income tax exposure items, and the income tax effect of intercompany transfers of financial assets between taxable and non-taxable operating segments. Specifically, as previously disclosed in our 2004 Form 10-K/A, the Company did not employ an adequate number of personnel in its accounting and finance departments with appropriate skills and expertise to ensure that the accounting and reporting for certain complex transactions and financial reporting matters included in the Company’s financial statements were in accordance with U.S. generally accepted accounting principles. As a result of these ineffective controls, the Company had previously incorrectly recorded gains on sales of mortgage servicing rights when the related mortgage loans were sold to its parent company, the REIT. These gains on sales of mortgage servicing rights should have been recorded as an adjustment to the carrying value of the retained mortgage loans and recognized as a yield adjustment over the remaining term of the loans. In addition, the Company previously did not identify certain loan purchase commitments as derivative financial instruments. Lastly, the Company did not prepare and maintain sufficient documentation of certain derivative financial instrument transactions to support hedge accounting. As a result, the Company did not previously reflect fluctuations in the estimated fair value of these derivative financial instruments in earnings in the period of change, as required by U.S. generally accepted accounting principles. The Company restated its financial statements in 2004 to correct these material errors in accounting for the years ended December 31, 2003, 2002 and 2001, and three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2004 and 2003, and the three and nine months ended September 30, 2003.

2)	The Company’s internal control over financial reporting intended to ensure adequate access and change control over end-user computing spreadsheets were not designed properly. In addition, the information technology general controls related to access and program changes were deficient, resulting in a potential lack of reliability and integrity of the financial information which is used in these spreadsheets. As a result, although no actual misstatement was identified, there is a more than remote likelihood that financial statements and related footnote disclosures could be materially misstated. Specifically, there is the potential that an error could be reflected in the financial reporting and related disclosure of the allowance for loan losses, asset sales and securitizations and related yield adjustments on retained interests, and mortgage loan characteristics tables as a result of this material weakness in internal control over financial reporting.

Internal Control Over Financial Reporting

Changes to Internal Control Over Financial Reporting

During the quarter ended June 30, 2005, the Company continued its remediation efforts in regard to the two December 31, 2004 material weaknesses in Internal Control Over Financial Reporting as discussed below in the “Remediation Efforts Related to the Material Weaknesses in Internal Control over Financial Reporting” section of this report.

Remediation Efforts Related to the Material Weakness in Internal Control Over Financial Reporting

During 2004, we began implementing the following actions to address the two identified material weaknesses which have assisted us in our remediation efforts throughout the first six months of 2005:

•	we reviewed the material weaknesses with our Audit Committee and senior management;

•	we enhanced our documentation of critical accounting policies;

•	we hired outside consultants to assist our internal audit group in documenting our accounting and business processes and identifying areas that require control or process improvement;

•	we established new internal control processes based on discussions with our consultants and our own management team seeking to remedy and deficiencies;

•	we hired a Director of Internal Audit whose primary responsibilities are to continuously maintain skilled internal audit staff, perform risk assessment and monitoring of our system of internal controls and, in addition, to oversee the establishment of formal policies and procedures throughout our organization;

•	we have instituted new control procedures around our quarterly reporting processes for accounting for significant or complex transactions, which are discussed and documented, reviewed with our Audit Committee, formally approved by our management and given timely effect in our books and records;

•	we hired a new Controller;

•	we have hired additional resources in the accounting and finance areas with expertise in technical accounting, SEC reporting and the design and assessment of internal controls over financial reporting; and

•	we began implementation of policies and procedures with respect to authorization and monitoring of user access and with respect to the authorization and documentation requirements for program changes in order to ensure the effectiveness of these IT general controls.

During the first quarter of 2005, we took the following actions:

•	we appointed an Executive Vice President, Chief Accounting Officer;

•	we hired a Tax Manager to lead the Company’s federal and state income tax functions; and

•	we evaluated and developed an implementation plan for an automated end-user computing tool to ensure proper access and data integrity and to address the material weakness related to end-user computing spreadsheets we utilized for the aggregation, analysis and reporting of data.

During the second quarter of 2005, we took the following actions:

•	we hired a Vice President-Director Financial Reporting;

•	we began reorganization, expansion and reengineering of the Company’s accounting and finance departments;

•	we continued to upgrade and expand the staff’s of our Internal Audit and Information Technology departments;

•	we continued review of the Company’s systems and processes related to financial reporting and accounting;

•	on a continuous process improvement basis we continued remediation, documentation and enhancement of the company’s internal controls and processes; and

•	we commenced testing of remediation of key controls.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Please refer to IMH’s report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004 regarding litigation and claims.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 28, 2005, we held our annual meeting of stockholders. Of 75,263,432 shares eligible to vote, 71,749,939, or 95.3%, votes were returned, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote: (1) Proposal I—Election of Directors. The voting did not consist of any broker non-votes.

Proposal I—Election of Directors

The results of voting on these proposals are as follows:

Director	For	Against	Elected
Joseph R. Tomkinson	71,172,251	577,688	Yes
William S. Ashmore	71,153,361	596,578	Yes
James Walsh	71,037,505	712,434	Yes
Frank P. Filipps	70,791,777	958,162	Yes
Stephan R. Peers	70,825,207	924,732	Yes
William E. Rose	71,242,630	507,309	Yes
Leigh J. Abrams	71,167,173	582,766	Yes

All directors are elected at our annual stockholders meeting.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAC MORTGAGE HOLDINGS, INC.

[Bookmark—For Discussion of Adding CEO as a Signatory]

by:	/s/ RICHARD J. JOHNSON
Richard J. Johnson
Executive Vice President and Chief Financial Officer (authorized officer of registrant and principal financial officer)

Date: August 9, 2005