Form 10-K/A
period 2004-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2005-08-15
CIK 1000298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-K/A is being filed to correct the Report of Independent Registered Public Accounting Firm, which is the independent auditor’s report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and the effectiveness of internal control over financial reporting as of December 31, 2004, included in Item 9A of Part II by including the last paragraph, which was inadvertently omitted from the previous filing.

IMPAC MORTGAGE HOLDINGS, INC.

2004 FORM 10-K/A ANNUAL REPORT

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

Auditor Reports

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, the independent registered public accounting firm that also audited our consolidated financial statements. KPMG LLP’s report on management’s assessment of our internal control over financial reporting appears below.

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

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Los Angeles, California

May 13, 2005

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit Number	Description
3.1	Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(c)	Articles of Amendment for change of name to Charter of the Registrant (incorporated by reference to exhibit number 3.1(a) of the Registrant’s Current Report on Form 8-K, filed February 11, 1998).

3.1(d)	Articles Supplementary and Certificate of Correction for Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1(d) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(e)	Articles Supplementary for Series B 10.5% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1b of the Registrant’s Current Report on Form 8-K, filed December 23, 1998).

3.1(f)	Articles Supplementary for Series C 10.5% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1(g)	Certificate of Correction for Series C Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1(h)	Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on July 12, 2002, reclassifying Series C Preferred Stock of the Registrant (incorporated by reference to exhibit 9 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1(i)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on July 17, 2002, increasing authorized shares of Common Stock of the Registrant (incorporated by reference to exhibit 10 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1(j)	Resolution to Change Principal Officer or Resident Agent, filed with the State Department of Assessments and Taxation of Maryland on September 11, 2002 (previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 21, 2003).

3.1(k)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on June 22, 2004, amending and restating Article VII of the Registrant’s Charter (incorporated by reference to exhibit 7 of the Registrant’s Form 8-A/A, Amendment No. 1, filed June 30, 2004).

3.1(l)	Articles Supplementary designating the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on May 26, 2004 (incorporated by reference to exhibit 3.8 of the Registrant’s Form 8-A/A, Amendment No. 1, filed June 30, 2004).

3.1(m)	Articles Supplementary designating the Company’s 9.125% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on November 18, 2004 (incorporated by reference to exhibit 3.10 of the Registrant’s Form 8-A filed November 19, 2004).

3.2	Bylaws of the Registrant, as amended and restated (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

3.2(a)	Amendment to Bylaws of the Registrant (incorporated by reference to exhibit 3.2(a) of the Registrant’s Registration Statement of Form S-3 (File No. 333-111517) filed with the Securities and Exchange Commission on December 23, 2003).

4.1	Form of Stock Certificate of the Company (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

4.2	Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on October 14, 1998).

4.2(a)	Amendment No. 1 to Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2(a) of the Registrant’s Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on December 23, 1998).

4.3	Specimen Certificate representing the 9.375% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A, filed with the Securities and Exchange Commission May 27, 2004).

4.4	Specimen Certificate representing the 9.125% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A, filed with the Securities and Exchange Commission November 19, 2004).

10.1	1995 Stock Option, Deferred Stock and Restricted Stock Plan, as amended and restated (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

10.2(a)	Form of 2002 Indemnification Agreement between the Registrant and its Directors and Officers (incorporated by reference to exhibit 10.1(a) of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.2(b)	Schedule of each officer and director that is a party to an Indemnification Agreement (incorporated by reference to exhibit 10.1(b) of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.3	Form of Loan Purchase and Administrative Services Agreement between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7,1995).

10.4	Servicing Agreement effective November 11, 1995 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.14 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-04011), filed with the Securities and Exchange Commission on May 17, 1996).

10.5*	Impac Mortgage Holdings, Inc. 1996 Stock Option Loan Plan (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 1996).

10.6	Lease dated June 1, 1998 regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit 10.17 of the Registrant’s 10-K for the year ended December 31, 1998).

10.6(a)	Second Amendment to Lease dated October 1, 1999 between The Realty Associates Fund V, L.P., the Registrant and Impac Funding Corporation regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit number 10.4(d) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Office Lease, First Amendment to Office Lease, and Assignment, Assumption and Consent to Assignment of Lease with Property California OB One Corporation and Assignment to Impac Funding Corporation regarding 15050 Avenue of Science Suite 210 San Diego California. (incorporated by reference to exhibit number 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.8†	Lease dated March 4, 2005 regarding 19500 Jamboree Road, Newport Beach California.

10.9*	Employment Agreement between Impac Funding Corporation and Ronald M. Morrison dated September 1, 2001 (incorporated by reference to exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	Note dated June 30, 1999 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.10(b)	Amendment to Note dated June 30, 1999 between the Registrant and Impac Funding Corporation. (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.11*	Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed with the SEC on April 30, 2001).

10.11(a)*	Amendment to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 4.1(a) of the Registrant’s Form S-8 filed with the SEC on March 1, 2002).

10.11(b)*	Amendment No. 2 to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.10(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11(c)*	Form of Stock Option Agreement for 2001 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.12*	The Impac Companies Deferred Compensation Plan (incorporated by reference to exhibit 10.17 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.13	Equity Distribution Agreement, dated May 5, 2003, between Impac Mortgage Holdings, Inc. and UBS Warburg LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed May 7, 2003).

10.13(a)	Letter Agreement to Equity Distribution Agreement, dated June 10, 2003, between Impac Mortgage Holdings, Inc. and UBS Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed June 12, 2003).

10.14*	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.14(a)*	Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed September 15, 2004).

10.15*	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.15(a)*	Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed September 15, 2004).

10.16*	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Richard J. Johnson (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.16(a)*	Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and Richard J. Johnson (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed September 15, 2004).

10.17	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Joseph R. Tomkinson (incorporated by reference to exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.18	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of William S. Ashmore (incorporated by reference to exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.19	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Richard J. Johnson (incorporated by reference to exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.20	Stock Purchase Agreement, dated July 1, 2003, among Impac Mortgage Holdings, Inc, Joseph R. Tomkinson, William S. Ashmore, and Johnson Revocable Living Trust (incorporated by reference to exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.21	Underwriting Agreement, dated December 17, 2003, by and among Impac Mortgage Holdings, Inc., JMP Securities LLC and Sandler O’Neill & Partners, L.P. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed December 18, 2003).

10.22	Underwriting Agreement, dated February 5, 2004, by and among Impac Mortgage Holdings, Inc., UBS Securities LLC, Friedman, Billings, Ramsey & Co., Inc., Sandler O’Neill & Partners, L.P. and JMP Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed February 6, 2004).

10.23	Underwriting Agreement, dated May 7, 2004, by and among Impac Mortgage Holdings, Inc., UBS Securities LLC, RBC Capital Markets Corporation and Roth Capital Partners LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 10, 2004).

10.24	Equity Distribution Agreement, dated May 12, 2004, between Impac Mortgage Holdings, Inc. and UBS Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 13, 2004).

10.25	Underwriting Agreement, dated May 25, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC, RBC Dain Rauscher Inc., Advest, Inc., and Flagstone Securities, LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2004).

10.26	Underwriting Agreement, dated May 25, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC, RBC Dain Rauscher Inc., Advest, Inc., and Flagstone Securities, LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2004).

10.27	Impac Companies 401(k) Savings Plan (formerly known as the Impac Funding Corporation 401(k) Profit Sharing Plan) (incorporated by reference to exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-117070) filed July 1, 2004).

10.28	Underwriting Agreement, dated November 18, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, and RBC Dain Rauscher Inc. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed November 19, 2004).

10.29	Underwriting Agreement, dated November 18, 2004, by and between Impac Mortgage Holdings, Inc., and UBS Securities LLC, Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., and JMP Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed November 19, 2004).

10.30*†	Letter from Impac Funding Corporation to Gretchen Verdugo regarding proposed Compensation Agreement Terms.

21.1	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K
†	Previously filed with the annual report on Form 10-K or Form 10-K/A for the year ended December 31, 2004 as filed with the Securities Exchange Commission on March 31, 2005 and May 16, 2005, respectively.
**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 15th day of August, 2005.

IMPAC MORTGAGE HOLDINGS, INC.

by	/s/ JOSEPH R. TOMKINSON
Joseph R. Tomkinson
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(c)	Articles of Amendment for change of name to Charter of the Registrant (incorporated by reference to exhibit number 3.1(a) of the Registrant’s Current Report on Form 8-K, filed February 11, 1998).

3.1(d)	Articles Supplementary and Certificate of Correction for Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1(d) of the Registrant’s 10-K for the year ended December 31, 1998).

3.1(e)

Articles Supplementary for Series B 10.5% Cumulative Convertible Preferred Stock of the Registrant

(incorporated by reference to exhibit 3.1b of the Registrant’s Current Report on Form 8-K, filed December 23, 1998).

3.1(f)	Articles Supplementary for Series C 10.5% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1(g)	Certificate of Correction for Series C Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2000).

3.1(h)	Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on July 12, 2002, reclassifying Series C Preferred Stock of the Registrant (incorporated by reference to exhibit 9 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1(i)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on July 17, 2002, increasing authorized shares of Common Stock of the Registrant (incorporated by reference to exhibit 10 of the Registrant’s Form 8-A/A, Amendment No. 2, filed July 30, 2002).

3.1(j)	Resolution to Change Principal Officer or Resident Agent, filed with the State Department of Assessments and Taxation of Maryland on September 11, 2002 (previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 21, 2003).

3.1(k)	Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on June 22, 2004, amending and restating Article VII of the Registrant’s Charter (incorporated by reference to exhibit 7 of the Registrant’s Form 8-A/A, Amendment No. 1, filed June 30, 2004).

3.1(l)	Articles Supplementary designating the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on May 26, 2004 (incorporated by reference to exhibit 3.8 of the Registrant’s Form 8-A/A, Amendment No. 1, filed June 30, 2004).

3.1(m)	Articles Supplementary designating the Company’s 9.125% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on November 18, 2004 (incorporated by reference to exhibit 3.10 of the Registrant’s Form 8-A filed November 19, 2004).

3.2	Bylaws of the Registrant, as amended and restated (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

3.2(a)	Amendment to Bylaws of the Registrant (incorporated by reference to exhibit 3.2(a) of the Registrant’s Registration Statement of Form S-3 (File No. 333-111517) filed with the Securities and Exchange Commission on December 23, 2003).

4.1	Form of Stock Certificate of the Company (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

4.2	Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on October 14, 1998).

4.2(a)	Amendment No. 1 to Rights Agreement between the Registrant and BankBoston, N.A. (incorporated by reference to exhibit 4.2(a) of the Registrant’s Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on December 23, 1998).

4.3	Specimen Certificate representing the 9.375% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A, filed with the Securities and Exchange Commission May 27, 2004).

4.4	Specimen Certificate representing the 9.125% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A, filed with the Securities and Exchange Commission November 19, 2004).

10.1	1995 Stock Option, Deferred Stock and Restricted Stock Plan, as amended and restated (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 1998).

10.2(a)	Form of 2002 Indemnification Agreement between the Registrant and its Directors and Officers (incorporated by reference to exhibit 10.1(a) of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.2(b)	Schedule of each officer and director that is a party to an Indemnification Agreement (incorporated by reference to exhibit 10.1(b) of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.3	Form of Loan Purchase and Administrative Services Agreement between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7,1995).

10.4	Servicing Agreement effective November 11, 1995 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.14 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-04011), filed with the Securities and Exchange Commission on May 17, 1996).

10.5*	Impac Mortgage Holdings, Inc. 1996 Stock Option Loan Plan (incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 1996).

10.6	Lease dated June 1, 1998 regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit 10.17 of the Registrant’s 10-K for the year ended December 31, 1998).

10.6(a)	Second Amendment to Lease dated October 1, 1999 between The Realty Associates Fund V, L.P., the Registrant and Impac Funding Corporation regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit number 10.4(d) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Office Lease, First Amendment to Office Lease, and Assignment, Assumption and Consent to Assignment of Lease with Property California OB One Corporation and Assignment to Impac Funding Corporation regarding 15050 Avenue of Science Suite 210 San Diego California. (incorporated by reference to exhibit number 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.8†	Lease dated March 4, 2005 regarding 19500 Jamboree Road, Newport Beach California.

10.9*	Employment Agreement between Impac Funding Corporation and Ronald M. Morrison dated September 1, 2001 (incorporated by reference to exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	Note dated June 30, 1999 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.10(b)	Amendment to Note dated June 30, 1999 between the Registrant and Impac Funding Corporation. (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.11*	Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed with the SEC on April 30, 2001).

10.11(a)*	Amendment to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 4.1(a) of the Registrant’s Form S-8 filed with the SEC on March 1, 2002).

10.11(b)*	Amendment No. 2 to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.10(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11(c)*	Form of Stock Option Agreement for 2001 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.12*	The Impac Companies Deferred Compensation Plan (incorporated by reference to exhibit 10.17 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.13	Equity Distribution Agreement, dated May 5, 2003, between Impac Mortgage Holdings, Inc. and UBS Warburg LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed May 7, 2003).

10.13(a)	Letter Agreement to Equity Distribution Agreement, dated June 10, 2003, between Impac Mortgage Holdings, Inc. and UBS Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed June 12, 2003).

10.14*	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.14(a)*	Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed September 15, 2004).

10.15*	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.15(a)*	Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed September 15, 2004).

10.16*	Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Richard J. Johnson (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.16(a)*	Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and Richard J. Johnson (incorporated by reference to exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed September 15, 2004).

10.17	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Joseph R. Tomkinson (incorporated by reference to exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.18	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of William S. Ashmore (incorporated by reference to exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.19	Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Richard J. Johnson (incorporated by reference to exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.20	Stock Purchase Agreement, dated July 1, 2003, among Impac Mortgage Holdings, Inc, Joseph R. Tomkinson, William S. Ashmore, and Johnson Revocable Living Trust (incorporated by reference to exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed July 15, 2003).

10.21	Underwriting Agreement, dated December 17, 2003, by and among Impac Mortgage Holdings, Inc., JMP Securities LLC and Sandler O’Neill & Partners, L.P. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed December 18, 2003).

10.22	Underwriting Agreement, dated February 5, 2004, by and among Impac Mortgage Holdings, Inc., UBS Securities LLC, Friedman, Billings, Ramsey & Co., Inc., Sandler O’Neill & Partners, L.P. and JMP Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed February 6, 2004).

10.23	Underwriting Agreement, dated May 7, 2004, by and among Impac Mortgage Holdings, Inc., UBS Securities LLC, RBC Capital Markets Corporation and Roth Capital Partners LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 10, 2004).

10.24	Equity Distribution Agreement, dated May 12, 2004, between Impac Mortgage Holdings, Inc. and UBS Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 13, 2004).

10.25	Underwriting Agreement, dated May 25, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC, RBC Dain Rauscher Inc., Advest, Inc., and Flagstone Securities, LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2004).

10.26	Underwriting Agreement, dated May 25, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC, RBC Dain Rauscher Inc., Advest, Inc., and Flagstone Securities, LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 27, 2004).

10.27	Impac Companies 401(k) Savings Plan (formerly known as the Impac Funding Corporation 401(k) Profit Sharing Plan) (incorporated by reference to exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-117070) filed July 1, 2004).

10.28	Underwriting Agreement, dated November 18, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, and RBC Dain Rauscher Inc. (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed November 19, 2004).

10.29	Underwriting Agreement, dated November 18, 2004, by and between Impac Mortgage Holdings, Inc., and UBS Securities LLC, Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., and JMP Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed November 19, 2004).

10.30*†	Letter from Impac Funding Corporation to Gretchen Verdugo regarding proposed Compensation Agreement Terms.

21.1	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K
†	Previously filed with the annual report on Form 10-K or Form 10-K/A for the year ended December 31, 2004 as filed with the Securities Exchange Commission on March 31, 2005 and May 16, 2005, respectively.
**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.