Form 10-Q/A
period 2005-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2005-08-15
CIK 1000298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

IMPAC MORTGAGE HOLDINGS, INC.

2005 FORM 10-Q/A QUARTERLY REPORT

EXPLANATORY NOTE

This report on Form 10-Q/A for the quarterly period ended June 30, 2005 is being filed to make various corrections in Items 1, 2, 3 and 4 of Part I and to include information and exhibits under Items 5 and 6 of Part II. Other items in this report on Form 10-Q/A are not amended.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$118,610	$152,586
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	11,785	25,007
Amortization of premiums and deferred securitization costs	138,600	60,602
Gain on sale of other real estate owned	(829)	(2,750)
Gain on sale of loans	(31,945)	(14,476)
Unrealized (gain) loss on derivative instruments	(33,639)	(67,995)
Purchase of mortgages held-for-sale	(10,127,623)	(8,919,807)
Sale and principal reductions on mortgages held-for-sale	9,462,381	9,000,141
Net change in deferred taxes	(1,990)	(2,134)
Gain on sale of investment securities available-for-sale	—	(5,474)
Change in deferred tax charge	154	(17,570)
Depreciation and amortization	2,229	1,549
Amortization and impairment of mortgage servicing rights	1,026	976
Net change in accrued interest receivable	(11,518)	(23,325)
Net change in restricted cash	252,957	(598)
Net change in other assets and liabilities	(3,407)	(187,222)

Net cash used in operating activities	(223,209)	(490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in CMO collateral	(2,814,965)	(6,242,246)
Net change in finance receivables	88,920	50,358
Purchase of premises and equipment	(3,892)	(3,889)
Net change in mortgages held-for-investment	344,288	(206,058)
Sale of investment securities available-for-sale	—	4,510
Purchase of investment securities available-for-sale	(28,868)	(3,920)
Net change in mortgage servicing rights	(711)	2,033
Purchase of deferred investments	(2,485)	(809)
Net principal reductions on investment securities available-for-sale	1,748	6,086
Proceeds from the sale of other real estate owned, net	25,107	20,181

Net cash used in investing activities	(2,390,858)	(6,373,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements and other borrowings	204,708	(7,027)
Proceeds from CMO borrowings	7,109,346	8,212,970
Repayment of CMO borrowings	(4,796,916)	(1,967,268)
Issuance of trust preferred	76,202	—
Dividends paid common	(56,748)	(41,166)
Dividends paid preferred	(7,248)	—
Proceeds from sale of common stock	—	138,523
Proceeds from sale of common stock via equity distribution agreement	—	112,518
Proceeds from sale of cumulative redeemable preferred stock	—	48,285
Proceeds from exercise of stock options	5,626	925

Net cash provided by financing activities	2,534,970	6,497,760

Net change in cash and cash equivalents	(79,097)	123,516
Cash and cash equivalents at beginning of period	324,351	125,153

Cash and cash equivalents at end of period	$245,254	$248,669

SUPPLEMENTARY INFORMATION:
Interest paid	$378,362	$121,307
Taxes paid	17,759	9,395
NON-CASH TRANSACTIONS:
Transfer of mortgages to other real estate owned	$35,478	$18,238
Dividends declared and unpaid	56,747	52,642
Net change in other comprehensive earnings	441	(3,478)

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

(in thousands, except per share data or as otherwise indicated)

(unaudited)

Note B—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings (loss) per share including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Numerator for earnings (loss) per share:
Net earnings (loss)	$(55,000)	$143,214	$118,610	$152,586
Less: Cash dividends on cumulative redeemable preferred stock	(3,624)	(443)	(7,248)	(443)

Net earnings (loss) available to common stockholders	$(58,624)	$142,771	$111,362	$152,143

Denominator for basic net earnings (loss) per share:
Basic weighted average number of common shares outstanding	75,387	64,888	75,297	62,284

Denominator for earnings (loss) per share:
Basic weighted average number of common shares outstanding	75,387	64,888	75,297	62,284
Net effect of dilutive stock options	—	1,051	938	1,086

Diluted weighted average common and common equivalent shares	75,387	65,939	76,235	63,370

Net earnings (loss) per share:
Basic	$(0.78)	$2.20	$1.48	$2.44

Diluted	$(0.78)	$2.17	$1.46	$2.40

We had 1.4 million stock options outstanding during the three and six months ended June 30, 2005, and no stock options outstanding during the three and six months ended June 30, 2004, that were not included in the above weighted average calculations because they were anti-dilutive.

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

Included in other liabilities as of June 30, 2005 and December 31, 2004 was an allowance for mortgage repurchases of $7.5 million and $2.2 million, respectively. The allowance for mortgage repurchases is maintained

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data or as otherwise indicated)

(unaudited)

for the purpose of purchasing previously sold mortgages for various reasons, including early payment defaults or breach of representations or warranties, which may be subsequently sold at a loss. In determining the adequacy of the liability for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans and other appropriate information. In 2005, gains or losses from the subsequent sale of repurchased loans were recorded as gain (loss) on sale of loans. In 2004, losses from the subsequent sale of repurchased loans were $77,000 and $273,000 for the three and six months ended June 30, 2004 and are shown as an offset to provision for loan repurchases in the following table. Activity for the allowance for repurchases for the periods indicated was as follows:

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

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data or as otherwise indicated)

(unaudited)

Note G—Other Assets

Other assets for the periods indicated consisted of the following:

	At June 30, 2005	At December 31, 2004
Derivative assets	$159,906	$103,290
Investment securities available-for-sale	52,988	25,427
Deferred tax charge	48,057	48,211
Real estate owned	29,477	18,277
Prepaid and other assets	20,225	35,423
Premises and equipment	10,755	9,092
Deferred income taxes	7,318	5,328
Investment in Impac Capital Trust	2,350	—
Deferred compensation	6,674	4,189

Total other assets	$337,750	$249,237

Note H—CMO Borrowings

Selected information on CMO borrowings for the periods indicated consisted of the following (dollars in millions):

Year of Issuance	Original Issuance Amount	CMOs Outstanding as of		Range of Fixed Interest Rates (%)	Range of Interest Rate Margins Over One-Month LIBOR (%)	Range of Interest Rate Margins After Adjustment Date (%)(1)(2)
		6/30/05	12/31/04
2002	$3,876.1	$306.3	$1,237.3	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	2,654.0	3,615.8	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	13,695.9	16,407.5	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	7,137.5	6,944.9	—	N/A	0.26 - 2.90	0.52 - 4.35

Sub-total CMO borrowings		23,601.1	21,260.6
Accrued interest expense		13.0	12.9
Unamortized issuance costs		(69.6)	(67.1)

Total CMO borrowings		$23,544.5	$21,206.4

(1)	One-month LIBOR was 3.32% as of the last reset date on CMO borrowings prior to June 30, 2005.
(2)	Interest rate margins over one-month LIBOR are generally increased when the unpaid principal balance is 20%-25% of the original issuance amount.

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

The following table shows the Trust Preferred Securities issued during the second quarter 2005:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Impac Capital Trust #1 (1)	$25,000	$780	$25,780	3/30/2035	3/30/2010	(4)
Impac Capital Trust #2 (2)	25,000	774	25,774	4/30/2035	4/30/2010	(5)
Impac Capital Trust #3 (3)	26,250	820	27,070	6/30/2035	6/30/2010	(4)

Sub-total	$76,250	$2,374	$78,624

Unamortized Debt Issuance Costs			(2,422)

Total			$76,202

(1)	Requires quarterly distributions initially at a fixed rate of 8.01% per annum through March 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum. Distributions are cumulative but after March 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes (Extension Period).
(2)	Requires quarterly distributions initially at a fixed rate of 8.065% per annum through April 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum. Distributions are cumulative but after April 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes.
(3)	Requires quarterly distributions initially at a fixed rate of 8.01% per annum through June 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum. Distributions are cumulative but after May 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes (Extension Period).
(4)	Redeemable at par at any time after the date indicated.
(5)	Redeemable at par at any time after the date indicated and before that date, under certain events, at a premium of 7.5% of the outstanding amount.

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

Financial Highlights for the Second Quarter of 2005

•	Estimated taxable income per diluted share decreased to $0.54 compared to $0.75 for the first quarter of 2005 and $0.87 for the second quarter of 2004;

•	Cash dividends declared per common share were $0.75 for the second quarter of 2005 and $0.75 for the first quarter of 2005 and $.75 for the second quarter of 2004;

•	Total assets increased to $26.5 billion as of June 30, 2005 from $23.8 billion as of December 31, 2004 and $17.3 billion as of June 30, 2004;

•	Book value per share decreased to $11.77 as of June 30, 2005 compared to $11.80 as of December 31, 2004 and $11.19 as of June 30, 2004;

•	Total market capitalization decreased to $1.4 billion as of June 30, 2005 compared to $1.7 billion as of December 31, 2004 and $1.6 billion as of June 30, 2004;

•	Dividend yield for the second quarter of 2005 was 15.7%, based on annualized second quarter cash dividend of $0.75 per share and an opening second quarter stock price of $19.13 per share;

•	The mortgage operations acquired and originated $5.5 billion of primarily Alt-A mortgages compared to $4.7 billion for the first quarter of 2005 and $5.5 billion for the second quarter of 2004;

•	The long-term investment operations, excluding IMCC originations, acquired for investment $3.1 billion of primarily Alt-A mortgages compared to $3.3 billion for the first quarter of 2005 and $5.3 billion for the second quarter of 2004; and

•	IMCC originated $214.6 million of multi-family mortgages compared to $165.3 million for the first quarter of 2005 and $116.5 million for the second quarter of 2004.

Financial Highlights for the First Six Months of 2005

•	Estimated taxable income per diluted share decreased to $1.28 compared to $1.63 for the first six months of 2004;

•	Cash dividends declared per share increased to $1.50 for the 2005 six month period as compared to $1.40 for the first six months of 2004;

•	The mortgage operations acquired and originated $10.1 billion of primarily Alt-A mortgages compared to $8.9 billion for the first six months of 2004;

•	The long-term investment operations acquired for investment $6.4 billion of primarily Alt-A mortgages acquired and originated by the mortgage operations compared to $8.1 billion for the first six months of 2004; and

•	IMCC originated $379.9 million of multi-family mortgages compared to $211.0 million for the first six months of 2004.

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

The following table presents a reconciliation of net earnings (GAAP) to estimated taxable income available to common stockholders for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005 (1)	2004 (1)	2005 (1)	2004 (1)
Net (loss) earnings	$(55,000)	$143,214	$118,610	$152,586
Adjustments to GAAP earnings (loss) (6):
Loan loss provision	5,711	15,282	11,785	25,007
Tax deduction for actual loan losses	(2,674)	(1,332)	(5,914)	(3,354)
Anticipated partial worthlessness deduction on warehouse advances	—	(2,000)	—	(8,000)
Fair value of derivatives (2)	90,871	(102,026)	(38,008)	(75,380)
Dividends on preferred stock	(3,624)	(443)	(7,248)	(443)
Net (earnings) loss of IFC (3)	743	(14,791)	(15,423)	(26,328)
Dividend from IFC	9,000	7,500	25,850	15,000
Elimination of inter-company loan sales transactions (4)	(3,943)	12,190	8,242	24,051

Estimated taxable income available to common stockholders (5)	$41,084	$57,594	$97,894	$103,139

Estimated taxable income per diluted share (5)	$0.54	$0.87	$1.28	$1.63

Diluted weighted average shares outstanding	75,387	65,939	76,235	63,370

Explanatory Footnotes

(1)	Estimated taxable income includes estimates of book to tax adjustments and can differ from actual taxable income as calculated when we file our annual corporate tax return. Since estimated taxable income is a non-GAAP financial measurement, the reconciliation of estimated taxable income available to common stockholders to net earnings meets the requirement of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements.
(2)	The mark-to-market change for the valuation of derivatives at IMH is income or expense for GAAP financial reporting but is not included as an addition or deduction for taxable income calculations. Unrealized fair value of derivatives is a component of gain (loss) on derivatives in the financial statements.
(3)	Represents net earnings of IFC, a taxable REIT subsidiary, which may not necessarily equal taxable income. Distributions from IFC to IMH may exceed IFC’s net earnings, however, IMH can only recognize as dividend distributions received from IFC as taxable income to the extent that IFC’s distributions are from current or prior period undistributed taxable income. Any dividends paid to IMH by IFC in excess of IFC’s cumulative undistributed taxable income would be recognized as return of capital by IMH to the extent of IMH’s capital investment in IFC. Any distributions by IFC in excess of IMH’s capital investment in IFC would be taxed as capital gains.
(4)	Includes the effects to taxable income associated with the elimination of gains from intercompany loan sales between IFC and IMH, net of tax and the related amortization of the deferred charge.
(5)	Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating loss carry-forwards. Federal net operating tax loss carry-forwards of $18.7 million are expected to be utilized prior to its expiration in the year 2020.
(6)	When we file our annual tax returns there are certain adjustments that we make to net earnings and taxable income due to differences in the nature and extent that revenues and expenses are recognized under the two methods. As an example, to calculate estimated taxable income we deduct actual loan losses as compared to the determination of net earnings which requires a deduction for estimated losses inherent in our mortgage portfolios in the form of a provision for loan losses. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders.

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

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

(dollars in thousands)

	June 30, 2005	December 31, 2004	Increase (Decrease)	% Change
CMO collateral	$23,980,050	$21,308,906	2,671,144	13%
Mortgages held-for-investment	232,019	586,686	(354,667)	(60)
Finance receivables	382,900	471,820	(88,920)	(19)
Allowance for loan losses	(69,826)	(63,955)	(5,871)	9
Mortgages held-for-sale	1,281,125	587,745	693,380	118
Other assets	692,542	924,565	(232,023)	(25)

Total assets	$26,498,810	$23,815,767	2,683,043	11%

CMO borrowings	$23,544,517	$21,206,373	2,338,144	11
Reverse repurchase agreements	1,732,266	1,527,558	204,708	13
Other liabilities	174,018	37,761	136,257	361

Total liabilities	25,450,801	22,771,692	2,679,109	12
Total stockholders’ equity	1,048,009	1,044,075	3,934	0

Total liabilities and stockholders’ equity	$26,498,810	$23,815,767	2,683,043	11%

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

The Company’s loan portfolio increased 147% to $21.3 billion for the year ended December 31, 2004 and increased 13% to $23.98 billion during the six-month period ended June 30, 2005. During 2005, the Company increased the amount of sales to third party investors and retained less new loan production than in the past which results in a larger proportion of the mortgage portfolio as seasoned loans and a smaller proportion of newly originated loans that are current. The seasoned loans with higher expected delinquency rates are not being offset by as much newly originated current production.

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

	For the Three Months Ended June 30,
	2005			2004
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
CMO collateral (1)	$23,440,857	$264,359	4.51%	$12,329,669	$132,630	4.30%
Mortgages held-for-investment and mortgages held-for-sale	2,397,955	38,907	6.49	1,474,639	19,499	5.29
Finance receivables	341,905	4,752	5.56	462,412	6,428	5.56
Investment securities available-for-sale	25,245	320	5.07	28,381	1,815	25.58

Total mortgage assets	$26,205,962	$308,338	4.71%	$14,295,101	$160,372	4.49%

BORROWINGS
CMO borrowings	$23,024,518	$216,255	3.76%	$12,067,093	$65,187	2.16%
Reverse repurchase agreements	2,541,772	25,982	4.09	1,841,645	10,062	2.19

Total borrowings on mortgage assets	$25,566,290	$242,237	3.79%	$13,908,738	$75,249	2.16%

Net interest spread (2)			0.92%			2.33%
Net interest margin (3)			1.01%			2.38%

Net interest income on mortgage assets		$66,101	1.01%		$85,123	2.38%
Less: Accretion of loan discounts (4)		(20,553)	(0.31)		(12,250)	(0.34)
Less: Net cash payments on derivatives (5)		(1,456)	(0.02)		(23,422)	(0.66)

Adjusted net interest margin (6)		$44,092	0.67%		$49,451	1.38%

Effect of amortization of loan premiums and CMO securitization costs (7)		$73,536	1.12%		$35,695	1.00%

	For the Six Months Ended June 30,
	2005			2004
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
CMO collateral (1)	$22,745,368	$508,734	4.47%	$10,938,808	$238,837	4.37%
Mortgages held-for-investment and mortgages held-for-sale	2,042,039	65,135	6.38	1,455,628	40,985	5.63
Finance receivables	363,242	9,839	5.42	449,349	11,525	5.13
Investment securities available-for-sale	25,219	652	5.17	29,305	2,841	19.39

Total mortgage assets	$25,175,868	$584,360	4.64%	$12,873,090	$294,188	4.57%

BORROWINGS
CMO borrowings	$22,387,127	$395,722	3.54%	$10,684,259	$117,181	2.19%
Reverse repurchase agreements	2,209,170	42,744	3.87	1,825,396	19,616	2.15

Total borrowings on mortgage assets	$24,596,297	$438,466	3.57%	$12,509,655	$136,797	2.19%

Net interest spread (2)			1.07%			2.38%
Net interest margin (3)			1.16%			2.45%

Net interest income on mortgage assets		$145,894	1.16%		$157,391	2.45%
Less: Accretion of loan discounts (4)		(37,585)	(0.30)		(20,427)	(0.32)
Less: Net cash payments on derivatives (5)		(15,183)	(0.12)		(35,745)	(0.56)

Adjusted net interest margin (6)		$93,126	0.74%		$101,219	1.57%

Effect of amortization of loan premiums and CMO securitization costs (7)		$138,599	1.10%		$60,602	0.94%

(1)	Interest includes amortization of acquisition cost on mortgages acquired from the mortgage operations and accretion of loan discounts, which primarily represents the amount allocated to MSRs when MSRs are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment.
(2)	Net interest spread on mortgage assets is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.
(3)	Net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total mortgage assets.
(4)	Yield represents income from the accretion of loan discounts, as defined in (1), divided by total average mortgage assets.
(5)	Yield represents net cash payments on derivatives divided by total average mortgage assets.
(6)	Adjusted net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets, accretion of loan discounts and net cash payments on derivatives from interest income on total mortgage assets and dividing by total average mortgage assets. Net cash payments on derivatives are a component of gain (loss) on derivatives on the consolidated statements of operations. Adjusted net interest margins on mortgage assets is a non-GAAP financial measurement, however, the reconciliation provided in this table meets the requirements of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements. We believe that the presentation of adjusted net interest margin on mortgage assets is useful information for our investors as it more closely reflects the true economics of net interest margins on mortgage assets.
(7)	The amortization of loan premiums and CMO securitization costs are components of interest income and interest expense, respectively. Yield represents the cost of amortization of net loan premiums and CMO securitization costs divided by total average mortgage assets.

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

Second Quarter 2005 vs. Second Quarter 2004

Net interest margins on mortgage assets declined by 137 basis points to 1.01% for the second quarter of 2005 as compared to 2.38% for the second quarter of 2004. Net interest margin on mortgage assets declined as one-month LIBOR, which is the interest rate index used to price borrowing costs on CMO and reverse repurchase borrowings, rose approximately 200 basis points since the end of the second quarter of 2004 while mortgage assets over the same period did not re-price upward as quickly. Net interest margin on mortgage assets are more susceptible to changes in interest rates due to differences in interest rate adjustments between mortgage assets and borrowings on mortgage assets as follows:

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

Net interest margin continues to be impacted by the difficult competitive environment facing mortgage portfolio lenders. As a result, spreads continue to tighten on newly originated loans. Furthermore, a rise in short-term rates and decline in long term rates has resulted in a flattening of the yield curve, adding pressure to mortgage lending profitability. Net interest margins on mortgage assets, which are based upon weighted average yield, declined to 101 basis points during the second quarter of 2005 as compared to 238 basis points in 2004. However, the adjusted net interest margins did not decline as much as net interest margins on mortgage assets primarily due to a 64 basis point decline in cash payments on derivatives relative to total average mortgage assets. Lower derivative costs relative to total average mortgage assets partially offset the decline in adjusted net interest margins on mortgage assets which was caused by the factors described above.

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

First Half 2005 vs First Half 2004

During the 2005 six months period net interest income was impacted by a decline in net interest margins on mortgage assets. Net interest margins on mortgage assets declined by 129 basis points to 1.16% for the first six months of 2005 as compared to 2.45% for the same period in the previous year. Net interest margins on mortgage assets declined as one month LIBOR, which is the interest rate index used to price borrowing costs on CMO and reverse repurchase borrowings, rose approximately 200 basis points since the end of the second quarter of 2004 while mortgage assets over the same period did not re-price upward as quickly. Net interest margins on mortgage assets are susceptible to changes in interest rates due to differences in interest rate adjustments between mortgage assets and borrowings on mortgage assets as follows:

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

Provision for Loan Losses

The Company’s loan portfolio increased 147% to $21.3 billion for the year ended December 31, 2004 and increased 13% to $23.98 billion during the six-month period ended June 30, 2005. During 2005, the Company increased the amount of sales to third party investors and retained less new loan production as in the past which results in a larger proportion of the mortgage portfolio as seasoned loans and a smaller proportion of newly originated loans that are current. The seasoned loans with higher expected delinquency rates are not being offset by as much newly originated current production.

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

Non-Interest Income (Quarterly)

Changes in Non-Interest Income

(dollars in thousands)

For the Three Months Ended June 30,:

	2005	2004	Increase (Decrease)	% Change
Gain (loss) on derivative instruments	$(99,135)	$77,881	$(177,016)	(227)%
Gain on sale of loans	19,094	11,973	7,121	59
Gain on sale of investment securities	—	5,183	(5,183)	(100)
Other income	2,307	3,231	(924)	(29)

Total non-interest income (expense)	$(77,734)	$98,268	$(176,002)	(179)%

Gain (Loss) on Derivative Instruments. Gain (loss) on derivative instruments includes unrealized mark-to-market gain or loss on derivative instruments and net cash payments or receipts on derivatives. Unrealized mark-to-market gain (loss) on derivative instruments decreased to $(97.7) million during the second quarter of 2005 as compared to $101.3 million during the second quarter of 2004 while the cash derivative payments decreased to $1.5 million in second quarter of 2005 as compared to $23.4 million for second quarter of 2004. The decrease in market valuation adjustment was the result of changes in the expectation of future interest rates, which negatively impacted the fair value of derivatives during the second quarter of 2005 as compared to the second quarter of 2004. In addition, we had a greater notional amount of derivatives outstanding as of June 30, 2005 that were negatively impacted and caused a significant market valuation adjustment as compared to June 30, 2004. We enter into derivative contracts to offset the various risks associated with certain specific CMO liabilities. In our consolidated financial statements, we record a market valuation adjustment for derivatives, including certain forward purchase commitments on mortgages, as current period expense or revenue. Unrealized mark-to-market gain or loss on derivatives at IMH is not included as an addition or deduction for purposes of calculating taxable income as shown in the reconciliation table of net earnings to estimated taxable income in the “Taxable Income”

table. Cash payments on derivatives decreased to $1.5 million during the second quarter of 2005 as compared to $23.4 million during the second quarter of 2004. However, cash payments on derivatives declined to 2 basis points of total average mortgage assets during the second quarter of 2005 as compared to 66 basis points of total average mortgage assets during the second quarter of 2004. Cash payments on derivatives are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income.

Gain on Sale of Loans. The quarter-over-quarter increase in gain on sale of loans was primarily due to an increase in the sales volume. The mortgage operations sold $2.3 billion of loans to third party investors during the second quarter of 2005 as compared to $439.5 million of mortgages sold to third party investors during the second quarter of 2004. Additionally, we use derivatives to protect the market value of mortgages when we have established a rate-lock commitment on a particular mortgage prior to its close and eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of that mortgage. During the second quarter of 2005, the value of these derivatives resulted in a $8.2 million loss as compared to a gain of $7.0 million during the second quarter of 2004.

Non-Interest Income (Six Month Periods)

Changes in Non-Interest Income

(dollars in thousands)

For the Six Months Ended June 30,:

	2005	2004	Increase (Decrease)	% Change
Gain on derivative instruments	$18,456	$41,251	$(22,795)	(55)%
Gain on sale of loans	31,945	14,476	17,469	121
Gain on sale of investment securities	—	5,474	(5,474)	(100)
Other income	7,384	3,149	4,235	134

Total non-interest income (expense)	$57,785	$64,350	$(6,565)	(10)%

Gain on Derivative Instruments. Mark-to-market gain on derivatives includes unrealized mark-to-market gain or loss on derivative instruments and net cash payments or receipts on derivatives. Unrealized mark-to-market gain (loss) on derivative instruments decreased to $33.6 million during the first six months of 2005 as compared to $77.0 million for the same period in the previous year while the cash derivative payments decreased to $15.2 million for the six months ended June 30, 2005 as compared to $35.7 million for the same period in the previous year. The decrease in market valuation adjustment was the result of changes in the expectation of future interest rates, which negatively impacted the fair value of derivatives during the first six months of 2005 as compared to the first six months of 2004. In addition, we had a greater notional amount of derivatives outstanding as of June 30, 2005 that were negatively impacted and caused a significant market valuation adjustment as compared to June 30, 2004. We enter into derivative contracts to offset the various risks associated with certain specific CMO liabilities. In our consolidated financial statements, we record a market valuation adjustment for derivatives, including certain forward purchase commitments on mortgages, as current period expense or revenue. Unrealized mark-to-market gain or loss on derivatives at IMH is not included as an addition or deduction for purposes of calculating taxable income as shown in the reconciliation table of net earnings to estimated taxable income in the “Taxable Income” table. Cash payments on derivatives decreased during the first six months of 2005 as compared to the first six months of 2004. However, cash payments on derivatives declined to 12 basis points of total average mortgage assets during the first six months of 2005 as compared to 56 basis points of total average mortgage assets during the first six months of 2004. Cash payments on derivatives are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income.

Gain on Sale of Loans. The increase in gain on sale of loans was primarily due to an increase in loan sale volume. Additionally, we use derivatives to protect the market value of mortgages when we have established a rate-lock commitment on a particular mortgage prior to its close and eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of that mortgage. During the six months ended June 30, 2005, the change in value of these derivatives resulted in a $2.9 million loss as compared to a $2.3 million loss during the same period in the prior year. The mortgage operations sold $3.1 billion of loans to third party investors during the first six months of 2005 as compared to $1.1 billion of mortgages sold to third party investors for the same period in the previous year. All inter-company loan sales between the mortgage operations and the long-term investment operations are eliminated on our consolidated financial statements.

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

The following table summarizes the principal balance of mortgage acquisitions and originations for the periods indicated (in thousands):

	For the Three Months Ended June 30,
	2005		2004
	Principal Balance	%	Principal Balance	%
By Production Channel:
Correspondent acquisitions:
Flow	$1,912,770	34%	$2,450,634	44%
Bulk	2,911,775	51	2,257,131	41

Total correspondent acquisitions	4,824,545	85%	4,707,765	85%
Wholesale and retail originations	499,344	9	546,941	10
Novelle Financial Services, Inc.	139,617	2	196,019	3

Total mortgage operations acquisitions and originations	5,463,506	96%	5,450,725	98%
Impac Multifamily Capital Corporation	214,597	4	116,488	2

Total acquisitions and originations	$5,678,103	100%	$5,567,213	100%

	For the Six Months Ended June 30,
	2005		2004
	Principal Balance	%	Principal Balance	%
By Production Channel:
Correspondent acquisitions:
Flow	$4,290,170	41%	$4,622,008	51%
Bulk	4,588,709	44	3,039,927	33

Total correspondent acquisitions	8,878,879	85%	7,661,935	84%
Wholesale and retail originations	988,252	9	918,519	10
Novelle Financial Services, Inc.	260,492	2	339,353	4

Total mortgage operations acquisitions and originations	10,127,623	96%	8,919,807	98%
Impac Multifamily Capital Corporation	379,901	4	210,988	2

Total acquisitions and originations	$10,507,524	100%	$9,130,795	100%

Results of Operations by Business Segment

Long-Term Investment Operations

For the Three Months Ended June 30,:

Condensed Statements of Operations Data

(dollars in thousands)

	2005	2004	Increase (Decrease)	% Change
Net interest income	$28,908	$61,575	$(32,667)	(53)%
Provision for loan losses	5,711	13,847	(8,136)	(59)
Non-interest income	(91,188)	83,612	(174,800)	(209)
Non-interest expense and income taxes	4,307	(34)	4,341	12,768

Net earnings (loss)	$(72,298)	$131,374	$(203,672)	(155)%

The quarter-over-quarter decrease in net earnings was primarily due to a decrease in unrealized mark-to-market gain (loss) on derivatives which was $(90.9) million for the second quarter of 2005 as compared to $102.0 million for the second quarter of 2004. Mark-to-market gain (loss) on derivatives was partially offset by a decrease in cash payments on derivatives to $(1.5) million for the second quarter of 2005 compared to $(23.4) for the second quarter of 2004. The change in the unrealized mark-to-market gain (loss) on derivatives was primarily due to a decline in the pace and magnitude of expected future rate increases combined with accelerated prepayment speeds. Additionally, increased borrowing costs have contributed to the decline in Net Interest Income. Income taxes in the 2005 period include 2005 forecast earnings and applicable adjustments for expected taxes payable when the 2004 returns are filed.

For the Six Months Ended June 30,:

Condensed Statements of Operations Data

(dollars in thousands)

	2005	2004	Increase (Decrease)	% Change
Net interest income	$81,027	$113,037	$(32,010)	(28)%
Provision for loan losses	11,785	18,132	(6,347)	(35)
Non-interest income	23,805	44,461	(20,656)	(46)
Non-interest expense and income taxes	7,000	1,710	5,290	309

Net earnings	$86,047	$137,656	$(51,609)	(37)%

The decrease in net earnings was primarily due to a decrease in unrealized mark-to-market gain (loss) on derivatives which decreased to $38.0 million for the first six months of 2005 as compared to $75.4 million for the first six months of 2004. Unrealized mark-to-market gain (loss) on derivatives decreased primarily due to a decline in the pace and magnitude of interest rate increases. Fluctuations in Non-Interest and provision for loan losses are explained in the discussions of the current quarter ended June 30, 2005 combined with accelerated prepayment speeds. Additionally, increased borrowing costs have contributed to the decline in Net Interest Income. Income taxes in the 2005 period include 2005 forecast earnings and applicable adjustments for expected taxes payable when the 2004 returns are filed.

Mortgage Operations

For the Three Months Ended June 30,:

Condensed Statements of Operations Data

(dollars in thousands)

	2005	2004	Increase (Decrease)	% Change
Net interest income	$4,685	$2,903	$1,782	61%
Non-interest income	25,723	45,195	(19,472)	(43)
Non-interest expense and income taxes	31,151	33,307	(2,156)	(6)

Net earnings (loss)	$(743)	$14,791	$(15,534)	(105)%

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

The decrease in net earnings was primarily due to an increase in non-interest expense which increased 52% to $60.8 million for the six months ended June 30, 2005 as compared to $40.0 for the six months ended June 30, 2004. The majority of the increase in non-interest expense was due to an increase in personnel expense and provision for repurchases. The increase in personnel expense was primarily due to an increase in acquisitions and originations, as well as the addition of mortgage professionals to expand our sales force, accounting, finance internal audit and information technology departments. The increase in provision for repurchases was due to an increase in our sales volume to third party investors. The increase in non-interest expense was partially offset by a 69% decline in income taxes to $5.9 million for the six months ended June 30, 2005 as compared to $18.9 million for the six months ended June 30, 2004. Additionally, during the first six months of 2005 the mortgage operations sold $6.4 billion of mortgages to the long-term investment operations and $3.1 billion of mortgage to third party investors as compared to $8.1 billion and $1.1 billion, respectively, during the second quarter of 2004.

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

The quarter-over-quarter increase in net earnings was primarily due to a decrease in provision for loan losses and an increase in net interest income. Provision for loan losses declined as the warehouse lending operations discovered fraudulent mortgages during the first quarter of 2004 that were deemed to be permanently impaired which required a corresponding increase in allowance for loan losses as compared to no specific provision for loan losses required during the second quarter of 2005. The increase in net interest income was the result of an increase in average finance receivables which rose to $2.7 billion during the second quarter of 2005 as compared to $1.9 billion during the second quarter of 2004 as the mortgage operations acquired and originated higher mortgage volumes. The warehouse lending operations is reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company finance receivables and borrowings are eliminated.

Condensed Statements of Operations Data

(dollars in thousands)

For the Six Months Ended June 30,:

	2005	2004	Increase (Decrease)	% Change
Net interest income	$24,980	$17,966	$7,014	39%
Provision for loan losses	—	6,875	(6,875)	(100)
Non-interest income	4,257	4,764	(507)	11
Non-interest expense and income taxes	3,855	3,202	653	20

Net earnings	$25,382	$12,653	$12,729	101%

The increase in net earnings was primarily due to a decrease in provision for loan losses and an increase in net interest income. Provision for loan losses declined as the warehouse lending operations discovered fraudulent mortgages of $8 million during the first six months of 2004 that were deemed to be permanently impaired which required a corresponding increase in allowance for loan losses as compared to no specific provision for loan losses required during the first six months of 2005. The increase in net interest income was the result of an increase in average finance receivables which rose to $2.3 billion during the first six months of 2005 as compared to $1.9 billion during the first six months of 2004 as the mortgage operations acquired and originated higher mortgage volumes. The warehouse lending operations is reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company finance receivables and borrowings are eliminated.

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

Provide short-term warehouse advances by the warehouse lending operations. We utilize committed and uncommitted warehouse facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations. The warehouse lending operations provides short-term financing to the mortgage operations, long-term investment operations and non-affiliated clients from the closing of mortgages to their sale or other settlement with investors. The warehouse lending operations generally finances between 90% and 98% of the fair market value of the principal balance of mortgages, which equates to a haircut requirement of between 2% and 10%, at one-month LIBOR, plus a spread. The mortgage operations and long-term investment operations have uncommitted warehouse line agreements to obtain financing from the warehouse lending operations at one-month LIBOR plus a spread during the period that the mortgage and long-

term investment operations accumulates mortgages until the mortgages are securitized or sold. As of June 30, 2005, the mortgage and long-term investment operations had $1.2 billion and $222.4 million, respectively, of warehouse advances outstanding with the warehouse lending operations. In addition, as of June 30, 2005, the warehouse lending operations had $610.5 million of approved warehouse lines available to non-affiliated clients, of which $382.9 million was outstanding.

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

CMO borrowings and warehouse facilities. We use CMO borrowings to fund substantially all warehouse financing to affiliates and non-affiliated clients and for the acquisition and origination of Alt-A and multi-family mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on warehouse facilities with third party lenders. We primarily use uncommitted and committed facilities with major investment banks to finance substantially all warehouse financing, as needed. During the first six months of 2005 we added an additional $1.2 billion to an existing warehouse facility to finance asset growth. The new warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These warehouse facilities may have certain covenant tests which we continue to satisfy. During 2005 we received waivers from our lenders for the delay in issuing our 2004 audited financial statements, which our lenders previously required. Audited consolidated financial statements for 2004 were filed with the SEC on May 16, 2005 and were provided to our lenders. As of June 30, 2005, the warehouse lending operations had $4.3 billion of uncommitted and committed facilities with various lenders of which $1.7 billion was outstanding. From time to time, we may also receive additional uncommitted interim financing from our lenders in excess of our permanent borrowing limits to finance mortgages during the accumulation phase and prior to securitizations or whole loan sales.

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

The mortgage operations sold $6.4 billion of mortgages to the long-term investment operations during the first six months of 2005 and sold $3.1 billion of mortgages as whole loan sales and REMICs. The mortgage operations sold mortgage servicing rights on substantially all mortgages sold during the first six months of 2005. The sale of mortgage servicing rights generated substantially all cash, which was used to acquire and originate additional mortgage assets.

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

Forward-Looking Statements

This report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to, failure to achieve projected earnings levels; the ability to generate sufficient liquidity and conduct our operations as planned; the ability to access the equity markets; delays in raising, or the inability to raise, additional capital, either through equity offerings, lines of credit or otherwise as a result of, among other things, market conditions; the ability to generate taxable income and to pay dividends; interest rate fluctuations and changes in expectations of future interest rates; changes in prepayment rates or effectiveness of prepayment penalties on our mortgages; the availability of financing and, if available, the terms of any financing; continued ability to access the securitization markets or other funding sources; risks related to our ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures due to reported, or potential, material weaknesses and the ability to remediate any material weaknesses; changes in markets which the Company serves; the effectiveness of risk management strategies; and changes in other general market and economic conditions. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report, the Company’s Annual Report on Form 10-K, Amendment No. 2, for the period ended December 31, 2004, the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 and other reports we file under the Securities and Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

The use of derivatives to manage risk associated with changes in interest rates is an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. As of June 30, 2005 and December 31, 2004, we had notional balances of interest rate swaps, caps, and floors of $19.7 billion and $15.1 billion, respectively, with unrealized mark-to-market gains of $130.5 million and $92.5 million, respectively. By using derivatives, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to minimize significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change. We primarily acquire swaps to essentially convert our adjustable rate CMO borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate CMO borrowings, and we pay a fixed interest rate.

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

On August 12, 2005, Gretchen Verdugo and Impac Funding Corporation (“IFC”) executed an employment agreement, which is effective as of February 1, 2005. The employment agreement, unless terminated earlier, expires on January 31, 2008.

Guaranty. Because IMH will receive direct and indirect benefits from the performance of Ms. Verdugo under the employment agreement, IMH executed a guaranty, executed as of August 12, 2005 and effective as of February 1, 2005, in favor of Ms. Verdugo. Under the terms of the guaranty, IMH promises to pay any and all obligations owed to Ms. Verdugo in the event of default by IFC.

Base and Other Compensation. Pursuant to the terms of the employment agreement, Ms. Verdugo receives an annual base salary of $400,000, which is not subject to any annual adjustment. Ms. Verdugo also receives other benefits, such as a monthly car allowance, health benefits, and accrued vacation. Additionally, Ms. Verdugo is eligible for tuition reimbursement for up to $67,000 for the costs associated with obtaining her MBA degree. Ms. Verdugo is prohibited, without prior approval of the board of directors, from receiving compensation, directly or indirectly from any companies with whom IFC or any of its affiliates has any financial, business or affiliated relationship.

Bonus Incentive Compensation. Ms. Verdugo is eligible to receive bonus incentive compensation consisting of a discretionary bonus of up to 50% of her base salary paid during the fiscal year. Such bonus incentive compensation is based upon management objectives established each year, which currently relate to support, and assistance in the implementation, of management initiatives, successful overview of compliance with regulatory requirements and continuation of professional education.

Severance Compensation. If Ms. Verdugo’s employment is terminated for any reason, other than without cause or good reason, Ms. Verdugo will receive her base salary, bonus incentive compensation and accrued vacation benefits prorated through the termination date. Termination with cause includes conviction of a crime of dishonesty or a felony with certain penalties, substantial failure to perform duties after notice, willful misconduct or gross negligence or material breach by IFC of the employment agreement. Good reason includes material changes to employee’s duties, relocation of the company’s business by more than 65 miles without employee’s consent, the company’s material breach of the employment agreement or, in the event of a change of control, the acquiring company fails to assume the agreement. If Ms. Verdugo is terminated without cause or if she resigns with good reason, Ms. Verdugo will receive, in addition to the above, the following:

(a)	an additional 18 months of base salary to be paid proportionally over the 18 month period following execution of a waiver and release agreement;

(b)	health benefits paid over the 18 month period following the termination date, provided certain conditions are met; and

(c)	the continued vesting for a period of 18 months of stock options, but no new grants of stock options.

In the event that Ms. Verdugo voluntary terminates the employment agreement 30 days prior to the end of 2005, she will receive the severance payments detailed above, except the continued vesting of her stock options.

Ms. Verdugo has also agreed not to compete with IFC throughout the term of her employment or during the 18 months that severance payments are made to her Verdugo, provided that the agreement not to compete during such 18 month period will be waived if Ms. Verdugo forgoes the severance compensation.

Change of Control. The employment agreement will not be terminated by merger, an acquisition by another entity, or by transferring of all or substantially all of IFC’s assets. In the event of any such change of control, the surviving entity or transferee, will be bound by the employment agreement.

ITEM 6:	EXHIBITS

(a)	Exhibits:

10.1	Employment Agreement between Impac Funding Corporation and Gretchen Verdugo executed August 12, 2005 and effective as of February 1, 2005.
10.2	Guaranty, effective February 1, 2005, granted by Impac Mortgage Holdings, Inc. in favor of Gretchen D. Verdugo.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAC MORTGAGE HOLDINGS, INC.

by:	/s/ RICHARD J. JOHNSON
Richard J. Johnson
Executive Vice President and Chief Financial Officer (authorized officer of registrant and principal financial officer)

Date: August 15, 2005