Form 10-Q
period 2005-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2005-11-08
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

There were 76,058,363 shares of common stock outstanding as of November 4, 2005.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$129,904	$324,351
Restricted cash	396	253,360
CMO collateral	24,537,379	21,308,906
Finance receivables	305,143	471,820
Mortgages held-for-investment	192,310	586,686
Allowance for loan losses	(78,570)	(63,955)
Mortgages held-for-sale	2,214,215	587,745
Accrued interest receivable	116,329	97,617
Other assets	471,843	249,237

Total assets	$27,888,949	$23,815,767

LIABILITIES
CMO borrowings	$24,055,473	$21,206,373
Reverse repurchase agreements	2,553,886	1,527,558
Trust preferred securities	76,318	—
Accrued dividends payable	34,194	—
Other liabilities	32,374	37,761

Total liabilities	26,752,245	22,771,692

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding as of September 30, 2005 and December 31, 2004	—	—
Series B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, issued and outstanding as of September 30, 2005 and December 31, 2004	20	20
Series C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $107,500; 5,500,000 shares authorized; 4,300,000 shares issued and outstanding as of September 30, 2005 and December 31, 2004	43	43
Common stock, $0.01 par value; 200,000,000 shares authorized; 75,744,263 and 75,153,926 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	757	752
Additional paid-in capital	1,159,142	1,152,861
Accumulated other comprehensive income	616	979
Net accumulated surplus (deficit):
Cumulative dividends declared	(671,714)	(513,453)
Retained earnings	647,840	402,873

Net accumulated (deficit)	(23,874)	(110,580)

Total stockholders’ equity	1,136,704	1,044,075

Total liabilities and stockholders’ equity	$27,888,949	$23,815,767

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
INTEREST INCOME:
Mortgage assets	$322,705	$209,766	$907,065	$503,954
Other interest income	1,345	622	4,149	1,290

Total interest income	324,050	210,388	911,214	505,244

INTEREST EXPENSE:
CMO borrowings	243,945	97,965	639,667	215,146
Reverse repurchase agreements	35,448	16,978	78,192	36,594
Other borrowings	1,761	24	3,200	110

Total interest expense	281,154	114,967	721,059	251,850

Net interest income	42,896	95,421	190,155	253,394
Provision for loan losses	13,434	(229)	25,219	24,778

Net interest income after provision for loan losses	29,462	95,650	164,936	228,616

NON-INTEREST INCOME:
Realized gain (loss) from derivative instruments	10,975	(31,466)	(4,209)	(67,211)
Change in fair value of derivative instruments	107,881	(52,961)	141,521	24,035
Gain (loss) on sale of loans	12,118	(5,923)	44,063	8,552
Gain on sale of investment securities	—	—	—	5,474
Other income	1,280	742	8,664	3,892

Total non-interest income	132,254	(89,608)	190,039	(25,258)

NON-INTEREST EXPENSE:
Personnel expense	19,592	13,733	59,282	43,747
Amortization of deferred charge	6,908	6,182	19,503	14,866
General and administrative and other expense	7,111	3,794	18,584	11,278
Provision for repurchases	3,242	(828)	8,606	(372)
Amortization and impairment of mortgage servicing rights	551	527	1,577	1,502
Data processing expense	1,296	798	3,075	2,576
Occupancy expense	1,284	890	3,599	2,588
Equipment expense	1,414	1,011	3,797	2,625
Professional services	1,730	(493)	7,170	1,669
Gain on sale of other real estate owned	(432)	(819)	(1,261)	(3,569)

Total non-interest expense	42,696	24,795	123,932	76,910

Net earnings (loss) before income tax benefit	119,020	(18,753)	231,043	126,448
Income tax benefit	(7,337)	(9,436)	(13,924)	(16,821)

Net earnings (loss)	126,357	(9,317)	244,967	143,269
Cash dividends on cumulative redeemable preferred stock	(3,624)	(1,172)	(10,872)	(1,615)

Net earnings (loss) available to common stockholders	$122,733	$(10,489)	$234,095	$141,654

NET EARNINGS (LOSS) PER SHARE:
Basic	$1.62	$(0.15)	$3.10	$2.18

Diluted	$1.61	$(0.15)	$3.07	$2.14

DIVIDENDS DECLARED PER COMMON SHARE	$0.45	$0.75	$1.95	$2.15

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings (loss)	$126,357	$(9,317)	$244,967	$143,269
Net unrealized gains (losses) arising during period:
Unrealized holding losses on securities	(803)	(439)	(363)	(470)
Reclassification of losses included in net earnings	—	—	—	(3,447)

Net unrealized gains (losses)	(803)	(439)	(363)	(3,917)

Comprehensive earnings (loss)	$125,554	$(9,756)	$244,604	$139,352

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$244,967	$143,269
Adjustments to reconcile net earnings to net cash used in operating activities:
Provision for loan losses	25,219	24,778
Amortization of premiums, deferred securitization costs and trust preferred securities	216,284	106,592
Gain on sale of other real estate owned	(1,261)	(3,569)
Gain on sale of loans	(44,063)	(8,552)
Change in fair value of derivative instruments	(141,521)	(24,035)
Purchase of mortgages held-for-sale	(16,284,234)	(15,851,639)
Sale and principal reductions on mortgages held-for-sale	14,693,022	15,512,193
Net change in deferred taxes	(2,077)	2,054
Gain on sale of investment securities available-for-sale	—	(5,474)
Amortization of deferred charge	19,503	14,866
Depreciation and amortization	3,427	1,861
Amortization and impairment of mortgage servicing rights	1,577	1,502
Net change in mortgage servicing rights	(736)	430
Net change in accrued interest receivable	(18,712)	(39,045)
Net change in restricted cash	252,964	(655)
Net change in other assets and liabilities	(35,365)	(78,364)

Net cash used in operating activities	(1,071,006)	(203,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in CMO collateral	(3,456,974)	(8,964,269)
Net change in finance receivables	166,677	42,934
Purchase of premises and equipment	(5,880)	(5,412)
Net change in mortgages held-for-investment	377,501	(289,020)
Sale of investment securities available-for-sale	—	4,510
Purchase of investment securities available-for-sale	(36,413)	(3,920)
Purchase of deferred investments	(3,201)	(1,660)
Net principal reductions on investment securities available-for-sale	1,501	6,215
Proceeds from the sale of other real estate owned, net	38,960	30,384

Net cash used in investing activities	(2,917,829)	(9,180,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements	1,026,328	552,027
Proceeds from CMO borrowings	10,564,127	11,979,684
Repayment of CMO borrowings	(7,754,514)	(3,296,796)
Issuance of trust preferred securities	76,202	—
Dividends paid common	(113,194)	(93,365)
Dividends paid preferred	(10,872)	(1,615)
Proceeds from sale of common stock	—	138,553
Proceeds from sale of common stock via equity distribution agreement	—	133,671
Proceeds from sale of cumulative redeemable preferred stock	—	48,285
Proceeds from exercise of stock options	6,311	925

Net cash provided by financing activities	3,794,388	9,461,369

Net change in cash and cash equivalents	(194,447)	77,343
Cash and cash equivalents at beginning of period	324,351	125,153

Cash and cash equivalents at end of period	$129,904	$202,496

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2005	2004
SUPPLEMENTARY INFORMATION:
Interest paid	$656,422	$226,207
Taxes paid	17,821	26,614
NON-CASH TRANSACTIONS:
Transfer of mortgages to other real estate owned	$58,169	$27,181
Dividends declared and unpaid	34,194	52,954
Net change in other comprehensive earnings	(363)	(3,917)

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

We are a mortgage real estate investment trust, or “REIT,” that is a nationwide acquirer, originator, seller and investor of non-conforming Alt-A mortgages or “Alt-A mortgages” and to a lesser extent, small-balance multi-family mortgages or “multi-family mortgages” and sub-prime or “B/C mortgages.” We also provide warehouse financing to originators of mortgages.

We operate three core businesses:

•	the long-term investment operations that is conducted by IMH, IMH Assets and IMCC;

•	the mortgage operations that is conducted by IFC, ISAC and Novelle; and

•	the warehouse lending operations that is conducted by IWLG.

The long-term investment operations primarily invest in adjustable rate and, to a lesser extent, fixed rate Alt-A mortgages that are acquired and originated by our mortgage operations and small-balance multi-family mortgages. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines. This business earns net interest income and prepayment penalty income on collateralized mortgage obligations (CMO’s) and loans held for investment.

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

The warehouse lending operations provide short-term financing to mortgage loan originators, including our mortgage operations, by funding mortgages from their closing or acquisition date until sale to pre-approved investors. This business earns net interest income from the difference between its cost of borrowings and the interest earned on warehouse advances as well as warehouse transactions fees.

The accompanying unaudited consolidated financial statements of IMH and our subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with GAAP. Management’s estimates and assumptions include allowance for loan losses, valuation of derivative financial instruments, repurchase liabilities related to sold loans and the amortization of various loan premiums and discounts due to prepayment estimates. Actual results could differ from those estimates.

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data or as otherwise indicated)

(unaudited)

Premiums, discounts and securitization costs associated with the CMO collateral and CMO financing are amortized or accreted into interest income/interest expense over the projected lives of the CMO collateral and CMO financings using the interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, market prepayment speeds, and current conditions. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings (loss) available to common stockholders	$122,733	$(10,489)	$234,095	$141,654
Less: Total stock-based employee compensation expense using the fair value method	(686)	(537)	(1,764)	(1,120)

Pro forma net earnings	$122,047	$(11,026)	$232,331	$140,534

Net earnings (loss) per share as reported:
Basic	$1.62	$(0.15)	$3.10	$2.18

Diluted	$1.61	$(0.15)	$3.07	$2.14

Pro forma net earnings (loss):
Basic	$1.61	$(0.16)	$3.08	$2.16

Diluted	$1.59	$(0.16)	$3.01	$2.11

3.	Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment” (SFAS 123R). It requires all public companies to report share-based compensation expense at fair value at the grant date of the related share-based awards. The Company is required to adopt the provisions of the SFAS 123R effective for annual periods beginning after June 15, 2005. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of SFAS 123R would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net earnings per share in Note A.2. Stock Options. As a result of this change, the Company is required to adopt SFAS 123R effective January 1, 2006. Management has not yet determined the effect of implementation of SFAS 123R or whether the Statement will be implemented prospectively or retrospectively.

4.	Legal Proceedings

The Company is party to litigation and claims which are normal in the course of our operations. While the results of such litigation and claims can not be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations.

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data or as otherwise indicated)

(unaudited)

Note B—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings (loss) per share including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator for earnings per share:

Net earnings (loss)	$126,357	$(9,317)	$244,967	$143,269
Less: Cash dividends on cumulative redeemable preferred stock	(3,624)	(1,172)	(10,872)	(1,615)

Net earnings (loss) available to common stockholders	$122,733	$(10,489)	$234,095	$141,654

Denominator for basic net earnings per share:
Basic weighted average number of common shares outstanding	75,720	70,573	75,440	65,106

Denominator for earnings per share:
Basic weighted average number of common shares outstanding	75,720	70,573	75,440	65,106
Net effect of dilutive stock options	598	—	871	1,149

Diluted weighted average common and common equivalent shares	76,318	70,573	76,311	66,255

Net earnings (loss) per share:

Basic	$1.62	$(0.15)	$3.10	$2.18

Diluted	$1.61	$(0.15)	$3.07	$2.14

For the three and nine month periods ended September 30, 2005, 1.4 million stock options were outstanding. For the three and nine month periods ended September 30, 2004, stock options in the amount of 1.3 million and 341,000, respectively, were outstanding, that were not included in the above weighted average calculations because they were anti-dilutive.

Note C—Segment Reporting

The following tables present reporting segments as of and for the nine and three month periods ended September 30, 2005 and 2004:

	Reporting Segments as of and for the Nine Months Ended September 30, 2005
	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company(1)	Consolidated
Balance Sheet Items:
CMO collateral and mortgages held-for-investment	$24,859,044	$—	$—	$(129,355)	$24,729,689
Mortgages held-for-sale	—	—	2,214,215	—	2,214,215
Finance receivables	—	2,619,075	—	(2,313,932)	305,143
Total assets	25,109,976	2,757,884	2,267,415	(2,246,326)	27,888,949
Total stockholders’ equity	981,721	203,324	19,469	(67,810)	1,136,704
Income Statement Items:
Net interest income	$89,967	$40,455	$6,559	$53,174	$190,155
Provision for loan losses	25,219	—	—	—	25,219
Non-interest income	143,155	6,268	109,173	(68,557)	190,039
Non-interest expense and income taxes	10,256	5,833	99,478	(5,559)	110,008

Net earnings (loss)	$197,647	$40,890	$16,254	$(9,824)	$244,967

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data or as otherwise indicated)

(unaudited)

	Reporting Segments for the Three Months Ended September 30, 2005
	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company(1)	Consolidated
Income Statement Items:
Net interest income (loss)	$8,941	$15,475	$(101)	$18,581	$42,896
Provision for loan losses	13,434	—	—	—	13,434
Non-interest income	119,350	2,011	33,777	(22,884)	132,254
Non-interest expense and income taxes	3,257	1,978	32,846	(2,722)	35,359

Net earnings (loss)	$111,600	$15,508	$830	$(1,581)	$126,357

(1)	Income statement items include inter-company loan sale transactions and the elimination of related gains. Corporate overhead expenses are allocated to the segments based on actual time devoted to the segment.

	Reporting Segments as of and for the Nine Months Ended September 30, 2004
	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company(1)	Consolidated
Balance Sheet Items:
CMO collateral and mortgages held-for-investment	$18,551,116	$—	$—	$(113,629)	$18,437,487
Mortgages held-for-sale	—	—	742,684	—	742,684
Finance receivables	—	2,250,459	—	(1,663,363)	587,096
Total assets	18,872,737	2,229,002	827,243	(1,684,567)	20,244,415
Total stockholders’ equity	650,869	149,245	30,998	(44,944)	786,168

Income Statement Items:
Net interest income	$174,680	$33,608	$12,881	$32,225	$253,394
Provision for loan losses	19,050	5,728	—	—	24,778
Non-interest income	(35,646)	7,505	89,497	(86,614)	(25,258)
Non-interest expense and income taxes	3,628	4,870	76,196	(24,605)	60,089

Net earnings (loss)	$116,356	$30,515	$26,182	$(29,784)	$143,269

	Reporting Segments for the Three Months Ended September 30, 2004
	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations	Inter- Company(1)	Consolidated
Income Statement Items:
Net interest income	$61,644	$15,642	$4,835	$13,300	$95,421
Provision for loan losses	918	(1,147)	—	—	(229)
Non-interest income	(80,106)	2,740	12,324	(24,566)	(89,608)
Non-interest expense and income taxes	1,918	1,667	17,306	(5,532)	15,359

Net earnings (loss)	$(21,298)	$17,862	$(147)	$(5,734)	$(9,317)

(1)	Income statement items include inter-company loan sale transactions and the elimination of related gains. Corporate overhead expenses are allocated to the segments based on actual time devoted to the segment.

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data or as otherwise indicated)

(unaudited)

Note D—Mortgages Held-for-Sale

Mortgages held-for-sale for the periods indicated consisted of the following:

	At September 30, 2005	At December 31, 2004
Mortgages held-for-sale	$2,174,394	$576,777
Net premiums on mortgages held-for-sale	39,821	10,968

Total mortgages held-for-sale	$2,214,215	$587,745

The allowance for mortgage repurchases of $10.8 million and $2.2 million, was included in other liabilities as of September 30, 2005 and December 31, 2004, respectively. The allowance for mortgage repurchases is maintained for the purpose of repurchasing previously sold mortgages for various reasons, including early payment defaults or breach of representations or warranties, which may be subsequently sold at a loss. In determining the adequacy of the liability for mortgage repurchases, management considers such factors as amount of loan sales, specific requests for repurchase, historical experience, known problem loans, underlying collateral values, recent sales activity of similar loans and other appropriate information. In the first two quarters of 2004 gains (losses) from the sale of repurchased loans were recorded as a charge-off to the allowance for repurchases. Subsequent to June 30, 2004, gains (losses) from the sale of repurchased loans have been recorded as a gain (loss) on the sale of loans. In 2004, the losses from the sale of repurchased loans were none and $(273,000), respectively, for the three and nine months ended September 30, 2004. In 2005, the losses from sales of repurchased loans were $(170,000) and $(852,000), respectively, for the three and nine months ended September 30, 2005. Activity for the allowance for repurchases for the periods indicated was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Beginning balance	$7,547	$2,511	$2,183	$2,327
Provision for loan repurchases (1)	3,242	(828)	8,606	(644)

Total provision for repurchases	$10,789	$1,683	$10,789	$1,683

(1)	The negative provision for the three and nine months ended September 30, 2004 represents the reversal of a provision no longer needed.

Note E—CMO Collateral

CMO collateral for the periods indicated consisted of the following:

	At September 30, 2005	At December 31, 2004
Mortgages secured by single-family residential real estate	$23,205,266	$20,428,144
Mortgages secured by multi-family residential real estate	1,005,985	604,934
Net premiums on mortgages	326,128	275,828

Total CMO collateral	$24,537,379	$21,308,906

Note F—Allowance for Loan Losses

The allowance for loan loss for the periods indicated is comprised of the following:

	At September 30, 2005	At December 31, 2004
CMO collateral and loans held for investment	$61,502	$53,272
Specific reserve for finance receivables	10,683	10,683
Specific reserve for estimated hurricane Katrina losses	6,385	—

Total allowance for loan losses	$78,570	$63,955

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data or as otherwise indicated)

(unaudited)

Activity for allowance for loan losses for the periods indicated was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Beginning balance	$69,826	$60,249	$63,955	$38,596
Provision for loan losses (1)	13,434	(229)	25,219	24,778
Charge-offs, net of recoveries	(4,690)	(762)	(10,604)	(4,116)

Total allowance for loan losses	$78,570	$59,258	$78,570	$59,258

(1)	The negative provision for the three months ended September 30, 2004 represents the reversal of a provision no longer needed.

The provision for loan losses for the three and nine month periods ended September 30, 2004 include specific impairments on finance receivables of $2.3 million and $10.3 million, respectively, that we have estimated to be non-collectible. No similar provision was recorded in 2005.

The Company reviewed the properties in areas affected by hurricanes Katrina and Rita. Based on information available at the time of filing this report, and included in the allowance for loan loss for CMO collateral and loans held for investment, the Company provided a specific reserve of $6.4 million to record an estimated loss exposure attributable to Katrina for 219 properties securing a total unpaid principal balance of $26 million in the affected areas. Although there may be anticipated losses, no specific reserve has been established for losses related to hurricane Rita. The Company is still evaluating the affect of the hurricanes and the amount of the provision may be adjusted as more information becomes available.

Note G—Other Assets

Other assets for the periods indicated consisted of the following:

	At September 30, 2005	At December 31, 2004
Derivative assets	$244,927	$95,390
Investment securities available-for-sale	60,008	25,427
Deferred charge	49,005	48,211
Real estate owned	38,747	18,277
Prepaid and other assets	50,514	43,323
Premises and equipment	11,513	9,092
Deferred income taxes	7,405	5,328
Investment in Impac Capital Trusts	2,334	—
Restricted investments	7,390	4,189

Total other assets	$471,843	$249,237

Note H—CMO Borrowings

Selected information on CMO borrowings for the periods indicated consisted of the following (dollars in millions):

Year of Issuance	Original Issuance Amount	CMOs Outstanding as of		Range of Fixed Interest Rates (%)	Range of Interest Rate Margins Over One-Month LIBOR (%)	Range of Interest Rate Margins After Adjustment Date (%)(1)(2)
		9/30/05	12/31/04
2002	$3,876.1	$258.8	$1,237.3	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	2,195.6	3,615.8	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	11,799.7	16,407.5	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	10,605.7	9,854.2	—	N/A	0.24 - 2.90	0.48 - 4.35

Sub-total CMO borrowings		24,108.3	21,260.6
Accrued interest expense		16.5	12.9
Unamortized securitization costs		(69.3)	(67.1)

Total CMO borrowings		$24,055.5	$21,206.4

(1)	One-month LIBOR was 3.83% as of the last reset date on CMO borrowings prior to September 30, 2005.

IMPAC MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data or as otherwise indicated)

(unaudited)

(2)	Interest rate margins over one-month LIBOR are generally increased when the unpaid principal balance is 20%-25% of the original issuance amount.

Note I—Reverse Repurchase Agreements

Reverse repurchase agreements are entered into to finance our warehouse lending operations and to fund and purchase mortgages by the mortgage operations. These facilities consist of uncommitted lines, which may be withdrawn at any time by the lender, and committed lines. At September 30, 2005, the Company was in compliance with the financial covenants associated with the reverse repurchase agreements. During the third quarter of 2005, the total warehouse facilities amounted to $4.3 billion, of which $2.6 billion was outstanding at September 30, 2005.

Note J—Junior Subordinated Debt and Trust Preferred Securities

During the nine months ended September 30, 2005, the Company formed three wholly-owned trust subsidiaries (Trusts) for the purpose of issuing an aggregate of $76.3 million of trust preferred securities (the Trust Preferred Securities). The proceeds from the sale thereof were invested in junior subordinated debt issued by the Company. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts are invested in junior subordinated notes (Notes), which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as paid by the Company on the Notes held by the Trusts.

On September 16, 2005, the Company entered into a Second Amended and Restated Trust Agreement with JPMorgan Bank, N.A, as Property Trustee, Chase Bank USA, N.A., as Delaware Trustee and the administrative trustees of the Impac Capital Trust #1 and an Amended and Restated Junior Subordinated Indenture with JPMorgan Chase Bank, N.A., as trustee, amending the agreements originally entered into on April 1, 2005. The amended agreements (i) change the date on which the variable interest rate will begin from the date after March 30, 2010 to the date after April 30, 2010, (ii) change the dividend payment dates from March 30, June 30, September 30 and December 30 to January 30, April 30, July 30 and October 30 of each year, (iii) change the date after which interest may be deferred from March 30, 2006 to April 30, 2006, (iv) change the optional redemption date from March 30, 2010 to April 30, 2010 and (v) change the maturity date from March 30, 2035 to April 30, 2035.

The following table shows the Trust Preferred Securities issued during the nine months ended September 30, 2005:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Impac Capital Trust #1 (1)	$25,000	$780	$25,780	4/30/2035	4/30/2010	(4)
Impac Capital Trust #2 (2)	25,000	774	25,774	4/30/2035	4/30/2010	(5)
Impac Capital Trust #3 (3)	26,250	820	27,070	6/30/2035	6/30/2010	(4)

Sub-total	$76,250	$2,374	$78,624

Unamortized Debt Issuance Costs			(2,306)

Total			$76,318

(1)	Requires quarterly distributions initially at a fixed rate of 8.01% per annum through April 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum. Distributions are cumulative but after April 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes (Extension Period).

(2)	Requires quarterly distributions initially at a fixed rate of 8.065% per annum through April 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum. Distributions are cumulative but after April 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes (Extension Period).

(3)	Requires quarterly distributions initially at a fixed rate of 8.01% per annum through June 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum. Distributions are cumulative but after May 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes (Extension Period).

(4)	Redeemable at par at any time after the date indicated.

(5)	Redeemable at par at any time after the date indicated and before that date, under certain events, at a premium of 7.5% of the outstanding amount.

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

Note K— Subsequent Events

Junior Subordinated Debt and Trust Preferred Securities

During October 2005, the Company formed another wholly-owned trust subsidiary, Impac Capital Trust #4 (Trust), for the purpose of issuing an aggregate of $20.0 million of trust preferred securities (the Trust Preferred Securities). The proceeds from the sale thereof were invested in junior subordinated debt issued by the Company. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trust are invested in junior subordinated notes, which are the sole assets of the Trust. The Trust pays dividends on the Trust Preferred Securities at the same rate as the distributions paid by the Company on the junior subordinated notes held by the Trust.

The following table shows the Trust Preferred Securities issued during October 2005:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Impac Capital Trust #4 (1)	$20,000	$620	$20,620	7/30/2035	7/30/2010	(2)

(1)	Requires quarterly distributions initially at a fixed rate of 8.55% per annum through July 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum. Distributions are cumulative but may be deferred for a period of up to twenty consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes (Extension Period).

(2)	Redeemable at par at any time after the date indicated and before that date, under certain events, at a premium of 7.5% of the outstanding amount.

During any Extension Period, the Company may not declare or pay dividends on its capital stock. If an event of default occurs (such as a payment default that is outstanding for 30 days, a default in performance, a breach of any covenant or representation, bankruptcy or insolvency of the Company or liquidation or dissolution of the Trust) either the trustee of the Notes or the holders of at least 25% of the aggregate principal amount of the outstanding Notes may declare the principal amount of, and all accrued interest on, all the Notes to be due and payable immediately, or if the holders of the Notes fail to make such declaration, the holders of at least a majority in aggregate liquidation amount of the Preferred Securities outstanding shall have a right to make such declaration.

Authorization of a Common Stock Repurchase Plan

On October 13, 2005, the Board of Directors approved and authorized the repurchase of up to 5.0 million shares of common stock. The Company has not repurchased any shares of common stock as of the filing date of this report.

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

The Mortgage Banking Industry and Discussion of Relevant Fiscal Periods

The mortgage banking industry is continually subject to current events that occur in the financial services industry. Such events include changes in economic indicators, interest rates, price competition, geographic shifts, disposable income, market anticipation, customer perception as well as others. The factors that effect the industry change rapidly.

In this environment, mortgage banking companies generally anticipate the future marketplace, engage in hedging activities and continuously reassess business plans and strategies to effectively position themselves in the marketplace.

As a result, current events can diminish the relevance of “quarter over quarter” and “year-to-date over year-to-date” comparisons of financial information. In such instances, the Company presents financial information in its Management Discussion and Analysis that is the most relevant to its financial information.

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

The long-term investment operations also originate and invest in multi-family mortgages that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages, or “hybrid ARMs,” with balances that generally range from $500,000 to $5.0 million. Multi-family mortgages have interest rate floors, which are the initial start rate, and prepayment penalty periods of three-, five-, seven- and ten-years. Multi-family mortgages provide greater asset diversification on our balance sheet as borrowers of multi-family mortgages typically have higher credit scores and multi-family mortgages typically have lower loan-to-value ratios, or “LTV ratios,” and longer average life to payoff than Alt-A mortgages.

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

Financial Highlights for the Third Quarter of 2005

•	Estimated taxable income per diluted share decreased to $0.40 compared to $0.54 for the second quarter of 2005 and $0.69 for the third quarter of 2004;

•	Cash dividends declared per common share decreased to $0.45 for the third quarter of 2005 compared to $0.75 for the second quarter of 2005 and $0.75 for the third quarter of 2004;

•	Total assets increased to $27.9 billion as of September 30, 2005 from $23.8 billion as of December 31, 2004 and $20.2 billion as of September 30, 2004;

•	Book value per common share increased to $12.93 as of September 30, 2005 compared to $11.80 as of December 31, 2004 and $10.43 as of September 30, 2004;

•	The mortgage operations acquired and originated $6.2 billion of primarily Alt-A mortgages compared to $5.5 billion for the second quarter of 2005 and $6.9 billion for the third quarter of 2004;

•	The long-term investment operations, excluding IMCC originations, retained for investment $3.3 billion of primarily Alt-A mortgages compared to $3.1 billion for the second quarter of 2005 and $4.0 billion for the third quarter of 2004; and

•	IMCC originated $211.9 million of multi-family mortgages compared to $214.6 million for the second quarter of 2005 and $124.1 million for the third quarter of 2004.

Financial Highlights for the First Nine Months of 2005

•	Estimated taxable income per diluted share decreased to $1.68 compared to $2.31 for the first nine months of 2004;

•	Cash dividends declared per share decreased to $1.95 for the 2005 nine month period compared to $2.15 for the first nine months of 2004;

•	The mortgage operations acquired and originated $16.3 billion of primarily Alt-A mortgages compared to $15.9 billion for the first nine months of 2004;

•	The long-term investment operations, excluding IMCC originations, retained for investment $9.7 billion of primarily Alt-A mortgages compared to $12.1 billion for the first nine months of 2004; and

•	IMCC originated $591.8 million of multi-family mortgages compared to $335.1 million for the first nine months of 2004.

Third Quarter and Year-to-Date 2005 Taxable Income

Because dividend payments are based on estimated taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income available to common stockholders, which is a non-generally accepted accounting principle, or “GAAP,” financial measurement, is useful information for our investors.

The following table presents a reconciliation of net earnings (GAAP) to estimated taxable income available to common stockholders for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005 (1)	2004 (1)	2005 (1)	2004 (1)
Net earnings (loss)	$126,357	$(9,317)	$244,967	$143,269
Adjustments to GAAP earnings (2):
Loan loss provision	13,434	(229)	25,219	24,778
Tax deduction for actual loan losses	(4,690)	(762)	(10,604)	(4,116)
Anticipated partial worthlessness deduction on warehouse advances	—	(2,336)	—	(10,336)
Change in fair value of derivative instruments (3)	(108,905)	48,535	(146,913)	(26,843)
Dividends on preferred stock	(3,624)	(1,172)	(10,872)	(1,615)
Net (earnings) loss of IFC (4)	(830)	147	(16,254)	(26,182)
Dividend from IFC (5)	7,000	9,000	32,850	24,000
Elimination of inter-company loan sales transactions (6)	1,581	5,734	9,824	29,784

Estimated taxable income available to common stockholders (7)	$30,323	$49,600	$128,217	$152,739

Estimated taxable income per diluted share (7)	$0.40	$0.69	$1.68	$2.31

Diluted weighted average shares outstanding	76,318	70,573	76,311	66,255

(1)	Estimated taxable income includes estimates of book to tax adjustments and can differ from actual taxable income as calculated when we file our annual corporate tax return. Since estimated taxable income is a non-GAAP financial measurement, the reconciliation of estimated taxable income available to common stockholders to net earnings meets the requirement of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements.

(2)	Certain adjustments are made to net earnings in order to calculate taxable income due to differences in the way revenues and expenses are recognized under the two methods. As an example, to calculate estimated taxable income, actual loan losses are deducted; however, the calculation of net earnings using GAAP requires a deduction for estimated losses inherent in our mortgage portfolios in the form of a provision for loan losses. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders.

(3)	The mark-to-market change for the valuation of derivatives at IMH is income or expense for GAAP financial reporting but is not included as an addition or deduction for taxable income calculations.

(4)	Represents net earnings of IFC, a taxable REIT subsidiary, which may not necessarily equal taxable income.

(5)	For the three and nine months ended September 30, 2005, approximately $2.6 million and $12.2 million, respectively, were from IFC’s prior period undistributed taxable income, thus, the Company believes that none of these distributions were return of capital. However, the final determination will not be made until after IFC files its 2005 tax returns. Any dividends paid to IMH by IFC in excess of IFC’s cumulative undistributed taxable income would be recognized as return of capital by IMH to the extent of IMH’s capital investment in IFC. Distributions from IFC to IMH may not equal IFC’s net earnings, however, IMH can only recognize dividend distributions received from IFC as taxable income to the extent that IFC’s distributions are from current or prior period undistributed taxable income. Any distributions by IFC in excess of IMH’s capital investment in IFC would be taxed as capital gains.

(6)	Includes the effects to taxable income associated with the elimination of gains from inter-company loan sales between IFC and IMH, net of tax and the related amortization of the deferred charge.

(7)	Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating loss carry-forwards. During the third quarter, the Company filed its 2004 tax return. As of December 31, 2004, the company has Federal net operating loss carry-forwards of $14.5 million that are expected to be utilized prior to its expiration in the year 2020.

Third Quarter 2005 vs. Second Quarter 2005

Estimated taxable income decreased $0.14 to $0.40 per diluted common share for the third quarter 2005 compared to $0.54 per diluted common share for the second quarter 2005. The decline in estimated taxable income of $10.8 million during the third quarter 2005 as compared to the second quarter 2005 was mainly attributable to a decline of $5.4 million in adjusted net interest margin at IMH, which includes the realized gain (loss) from derivative instruments and, to a lesser extent, an increase in loan losses of $2.0 million and a decrease in the dividend from IFC of $2.0 million. The $5.4 million decline in adjusted net interest margin at IMH was the result of a $37.3 million increase in borrowing costs, offset by an increase in interest income of $19.4 million and an increase in the realized gain (loss) from derivative instruments of $12.5 million.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

(dollars in thousands)

	September 30, 2005	December 31, 2004	Increase (Decrease)	% Change
CMO collateral	$24,537,379	$21,308,906	$3,228,473	15%
Mortgages held-for-investment	192,310	586,686	(394,376)	(67)
Finance receivables	305,143	471,820	(166,677)	(35)
Allowance for loan losses	(78,570)	(63,955)	14,615	23
Mortgages held-for-sale	2,214,215	587,745	1,626,470	277
Other assets	718,472	924,565	(206,093)	(22)

Total assets	$27,888,949	$23,815,767	$4,073,182	17%

CMO borrowings	$24,055,473	$21,206,373	$2,849,100	13%
Reverse repurchase agreements	2,553,886	1,527,558	1,026,328	67
Other liabilities	142,886	37,761	105,125	278

Total liabilities	26,752,245	22,771,692	3,980,553	17
Total stockholder’s equity	1,136,704	1,044,075	92,629	9

Total liabilities and stockholder’s equity	$27,888,949	$23,815,767	$4,073,182	17%

Total assets increased 17% to $27.9 billion as of September 30, 2005 as compared to $23.8 billion as of December 31, 2004 as the long-term investment operations retained $9.7 billion of primarily Alt-A mortgages and originated $591.8 million of multi-family mortgages during the first nine months of 2005. The retention of mortgages (less mortgage prepayments) during the third quarter of 2005 resulted in a 15% increase in mortgages held as CMO collateral to $24.5 billion as of September 30, 2005 as compared to $21.3 billion as of December 31, 2004.

The following table presents selected information about mortgages held as CMO collateral as of the dates indicated:

	As of
	September 30, 2005	December 31, 2004	September 30, 2004
Percent of Alt-A mortgages	99	99	99
Percent of ARMs	91	90	90
Percent of FRMs	9	10	10
Percent of hybrid ARMs	76	70	67
Percent of interest-only	65	63	56
Weighted average coupon	5.89	5.62	5.48
Weighted average margin	3.68	3.61	3.45
Weighted average original LTV	75	76	77
Weighted average original credit score	697	696	699
Percent with active prepayment penalty	77	76	76
Prior 3-month CPR	40	29	29
Prior 12-month CPR	36	29	29
Lifetime prepayment rate	24	21	21
Percent of mortgages in California	58	62	63
Percent of purchase transactions	59	60	59
Percent of owner occupied	78	81	84
Percent of first lien	99	99	99

The following table presents selected financial data as of the dates indicated (dollars in thousands, except per share data):

	As of and Year-to-Date Ended,
	September 30, 2005	December 31, 2004	September 30, 2004
Book value per share	$12.93	$11.80	$10.43
Return on average assets	1.25%	1.51%	1.26%
Return on average equity	29.74%	35.62%	28.97%
Assets to equity ratio	24.53:1	22.81:1	25.75:1
Debt to equity ratio	23.39:1	21.77:1	24.57:1
Mortgages owned 60+ days delinquent	$512,382	$381,290	$304,350
60+ day delinquency of mortgages owned	2.18%	1.74%	1.56%

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

As of September 30, 2005, the original weighted average credit score of mortgages held as CMO collateral was 697 and the original weighted average LTV ratio was 75%. During the third quarter of 2005, the long-term investment operations retained $3.3 billion of primarily adjustable and fixed rate Alt-A mortgages that were acquired or originated by the mortgage operations with an original weighted average credit score of 688 and an original weighted average LTV ratio of 78%. In addition, during the third quarter of 2005, the long-term investment operations retained $2.2 billion of mortgages that were acquired on a bulk basis by the mortgage operations with an original weighted average credit score of 682 and an original weighted average LTV ratio of 80%. IMCC also originated $211.9 million of multi-family mortgages with a weighted average credit score of 722, an average debt service cover ratio of 1.30 and an original weighted average LTV of 67%.

We monitor our sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide. This includes an effective and aggressive collection effort in order to minimize the number of mortgages becoming seriously delinquent. When resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform ongoing review of mortgages that display weaknesses and believe that we maintain an adequate loss allowance on the mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the mortgage is not reinstated within the time period permitted by law for reinstatement, the property may then be sold at a foreclosure sale. At foreclosure sales, we generally acquire title to the property. As of September 30, 2005, our long-term mortgage portfolio included 2.18% of mortgages that were 60 days or more delinquent compared to 1.74% as of December 31, 2004.

The following table summarizes mortgages in our long-term mortgage portfolio that were 60 or more days delinquent for the periods indicated (in thousands):

	At September 30, 2005	At December 31, 2004
60-89 days delinquent	$204,346	$139,872
90 or more days delinquent	127,705	68,877
Foreclosures	135,143	157,867
Delinquent bankruptcies	45,188	14,674

Total 60 or more days delinquent	$512,382	$381,290

Seriously delinquent assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. When real estate is acquired in settlement of loans, or “other real estate owned,” the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion. As of September 30, 2005, seriously delinquent assets and other real estate owned as a percentage of total assets was 1.24% as compared to 1.09% as of December 31, 2004. The following table summarizes mortgages in our long-term mortgage portfolio that were seriously delinquent and other real estate owned for the periods indicated (in thousands):

	At September 30, 2005	At December 31, 2004
90 or more days delinquent	$308,036	$241,418
Other real estate owned	38,747	18,277

Total	$346,783	$259,695

For the year ended December 31, 2004, the Company’s loan portfolio increased 147% to $21.3 billion. For the nine months ended September 30, 2005, the Company’s loan portfolio increased 15% to $24.5 billion. During 2005, the Company increased the amount of sales to third party investors and retained less new loan production than in the past which results in a larger proportion of the mortgage portfolio as seasoned loans and a smaller proportion of newly originated loans that are current. The seasoned loans with higher expected delinquency rates are not being offset by as much newly originated current production.

Prepayment Risk. Mortgage industry evidence suggests that the increase in home appreciation rates and lower payment option mortgage products over the last three years was a significant factor affecting Alt-A borrowers refinancing decisions during 2004 and 2005. Mortgage prepayment rates accelerated during the latter part of 2004 and continued through the third quarter of 2005. It appears that borrowers are more willing to pay the penalties in order to cash out or obtain lower monthly payments by refinancing into other mortgage products. The Company uses prepayment penalties as a method of reducing prepayment risk.

As of September 30, 2005, 77% of mortgages held as CMO collateral had prepayment penalty features as compared to 76% as of December 31, 2004. Also, 72% of Alt-A mortgages retained by the long-term investment operations during the first nine months of 2005 had prepayment penalty features ranging from two to seven years as compared to 73% during the first nine months of 2004. Additionally, 100% of Multi-family mortgages originated have prepayment penalty features ranging from three to ten years. However, despite the prepayment penalties on our loans, mortgages held as CMO collateral had a 40% 3-month CPR as of September 30, 2005 as compared to 29% 3-month CPR as of September 30, 2004.

Liquidity Risk. We employ a leverage strategy to increase assets by financing our long-term mortgage portfolio primarily with CMO borrowings, reverse repurchase agreements and capital to acquire mortgage assets. The long-term investment operations acquires ARMs and FRMs that are acquired and originated by the mortgage operations and finances the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements. After accumulating a pool of mortgages, generally between $200 million and $2.0 billion, we securitize the mortgages in the form of CMOs. Our strategy is to securitize our mortgages every 15 to 45 days in order to reduce the accumulation period that mortgages are outstanding on short-term warehouse or reverse repurchase facilities, which reduces our exposure to margin calls on these facilities. CMOs are classes of bonds that are sold to investors in mortgage-backed securities and as such are not subject to margin calls. In addition, CMOs generally require a smaller initial cash investment as a percentage of mortgages financed than does interim warehouse and reverse repurchase financing. We continually monitor our leverage ratios and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to “Liquidity and Capital Resources” below.

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Results of Operations

For the Three Months Ended September 30, 2005 compared to the Three Months Ended September 30, 2004

Condensed Statements of Operations Data

(dollars in thousands, except share data)

	2005	2004	Increase (Decrease)	% Change
Interest income	$324,050	$210,388	$113,662	54%
Interest expense	281,154	114,967	166,187	145

Net interest income	42,896	95,421	(52,525)	(55)
Provision for loan losses (1)	13,434	(229)	13,663	5,966

Net interest income after provision for loan losses	29,462	95,650	(66,188)	(69)

Total non-interest income	132,254	(89,608)	221,862	248
Total non-interest expense	42,696	24,795	17,901	72
Income tax benefit	(7,337)	(9,436)	2,099	22

Net earnings (loss)	$126,357	$(9,317)	$135,674	1,456%

Net earnings (loss) per share—diluted	$1.61	$(0.15)	$1.76	1,173%
Dividends declared per common share	$0.45	$0.75	$(0.30)	(40	) %

(1)	The negative provision for the three months ended September 30, 2004 represents the reversal of a provision no longer needed.

For the Nine Months Ended September 30, 2005 compared to the Nine Months Ended September 30, 2004

Condensed Statements of Operations Data

(dollars in thousands, except share data)

	2005	2004	Increase (Decrease)	% Change
Interest income	$911,214	$505,244	$405,970	80%
Interest expense	721,059	251,850	469,209	186

Net interest income	190,155	253,394	(63,239)	(25)
Provision for loan losses	25,219	24,778	441	2

Net interest income after provision for loan losses	164,936	228,616	(63,680)	(28)

Total non-interest income	190,039	(25,258)	215,297	852
Total non-interest expense	123,932	76,910	47,022	61
Income tax benefit	(13,924)	(16,821)	2,897	17

Net earnings	$244,967	$143,269	$101,698	71%

Net earnings per share—diluted	$3.07	$2.14	$0.93	43%
Dividends declared per common share	$1.95	$2.15	$(0.20)	(9)%

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

	For the Three Months Ended September 30,
	2005			2004
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
CMO collateral (1)	$23,294,226	$271,661	4.66%	$16,009,339	$171,177	4.28%
Mortgages held-for-investment and mortgages held-for-sale	2,956,712	45,768	6.19	2,146,851	31,052	5.79
Finance receivables	304,593	4,834	6.35	578,188	7,063	4.89
Investment securities available-for-sale	58,227	442	3.04	26,786	474	7.08

Total mortgage assets	$26,613,758	$322,705	4.85%	$18,761,164	$209,766	4.47%

BORROWINGS
CMO borrowings	$22,849,177	$243,945	4.27%	$15,839,884	$97,965	2.47%
Reverse repurchase agreements	3,070,767	35,448	4.62	2,547,014	16,978	2.67

Total borrowings on mortgage assets	$25,919,944	$279,393	4.31%	$18,386,898	$114,943	2.50%

Net interest spread (2)			0.54%			1.97%
Net interest margin (3)			0.65%			2.02%
Net interest income on mortgage assets		$43,312	0.65%		$94,823	2.02%
Less: Accretion of loan discounts (4)		(20,355)	(0.31)		(14,644)	(0.31)
Adjusted by net cash (payments) receipts on derivatives (5)		10,975	0.17		(31,466)	(0.67)

Adjusted net interest margin (6)		$33,932	0.51%		$48,713	1.04%

Effect of amortization of loan premiums and CMO securitization costs (7)		$77,571	1.17%		$45,990	0.98%

	For the Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
CMO collateral (1)	$22,931,073	$780,395	4.54%	$12,588,999	$410,014	4.34%
Mortgages held-for-investment and mortgages held-for-sale	2,350,281	110,902	6.29	1,687,718	72,037	5.69
Finance receivables	342,728	14,674	5.71	519,317	18,588	4.77
Investment securities available-for-sale	36,343	1,094	4.01	28,459	3,315	15.53

Total mortgage assets	$25,660,425	$907,065	4.71%	$14,824,493	$503,954	4.53%

BORROWINGS
CMO borrowings	$22,542,836	$639,667	3.78%	$12,415,345	$215,146	2.31%
Reverse repurchase agreements	2,499,525	78,192	4.17	2,033,072	36,594	2.40

Total borrowings on mortgage assets	$25,042,361	$717,859	3.82%	$14,448,417	$251,740	2.32%

Net interest spread (2)			0.89%			2.21%
Net interest margin (3)			0.98%			2.27%
Net interest income on mortgage assets		$189,206	0.98%		$252,214	2.27%
Less: Accretion of loan discounts (4)		(57,940)	(0.30)		(35,071)	(0.32)
Adjusted by net cash (payments) receipts on derivatives (5)		(4,209)	(0.02)		(67,211)	(0.60)

Adjusted net interest margin (6)		$127,057	0.66%		$149,932	1.35%

Effect of amortization of loan premiums and CMO securitization costs (7)		$216,168	1.12%		$106,592	0.96%

(1)	Interest includes amortization of acquisition cost on mortgages acquired from the mortgage operations and accretion of loan discounts, which primarily represents the amount allocated to mortgage servicing rights “MSRs” when MSRs are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment.

(2)	Net interest spread on mortgage assets is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.

(3)	Net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total mortgage assets.

(4)	Yield represents income from the accretion of loan discounts, as defined in (1), divided by total average mortgage assets.

(5)	Yield represents net cash (payments) receipts on derivatives divided by total average mortgage assets.

(6)	Adjusted net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets, accretion of loan discounts and net cash (payments) receipts on derivatives from interest income on total mortgage assets and dividing by total average mortgage assets. Net cash (payments) receipts on derivatives are a component of gain (loss) on derivatives on the consolidated statements of operations. Adjusted net interest margins on mortgage assets is a non-GAAP financial measurement, however, the reconciliation provided in this table meets the requirements of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements. We believe that the presentation of adjusted net interest margin on mortgage assets is useful information for our investors as it more closely reflects the true economics of net interest margins on mortgage assets.

(7)	The amortization of loan premiums and CMO securitization costs are components of interest income and interest expense, respectively. Yield represents the cost of amortization of net loan premiums and CMO securitization costs divided by total average mortgage assets.

Decreases in net interest income were primarily due to a decline in net interest margins on mortgage assets primarily caused by the following:

•	increase in one-month LIBOR rate underlying borrowings only partially offset by realized gain (loss) from derivative instruments;

•	differences in interest rate adjustment periods;

•	faster amortization of mortgage premium and CMO securitization cost;

•	use of higher leverage lower net interest margin CMOs completed since the second half of 2004; and

•	an increasingly challenging competitive environment.

Third Quarter 2005 vs. Third Quarter 2004

Net interest margins on mortgage assets declined by 137 basis points to 0.65% for the third quarter of 2005 as compared to 2.02% for the third quarter of 2004. Net interest margin on mortgage assets declined as one-month LIBOR, which is the interest rate index used to price borrowing costs on CMO and warehouse borrowings, rose approximately 202 basis points since the end of the third quarter of 2004 while mortgage assets over the same period did not re-price upward as quickly. The increase in borrowing costs was partially offset by the increase in realized gain (loss) from derivative instruments of 84 basis points. Net interest margin on mortgage assets are more susceptible to changes in interest rates due to differences in interest rate adjustments between mortgage assets and borrowings on mortgage assets as follows:

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

Due to higher mortgage prepayments during the third quarter of 2005, amortization of mortgage premiums and CMO securitization cost increased by 19 basis points to 117 basis points of total average mortgage assets as compared to 98 basis points of total average mortgage assets during the third quarter of 2004. Along with an increase in short-term interest rates, our expectation was that a corresponding decline in mortgage prepayment rates would follow. However, mortgage prepayment rates accelerated during the latter part of 2004 and continued through the third quarter of 2005. There is mortgage industry evidence which suggests that the increase in home appreciation rates over the last three years was a significant factor affecting Alt-A borrowers refinance decisions during 2004 and 2005. Borrowers appear willing to use equity to pay a loan prepayment penalty in order to obtain lower monthly payments by refinancing into other mortgage products. As a result, mortgages held as CMO collateral had a 40% 3-month CPR as of September 30, 2005 as compared to 29% 3-month CPR as of September 30, 2004. However, we collected prepayment penalty fees of $13.1 million, or 20 basis points of total average mortgage assets, during the third quarter of 2005 as compared to $2.1 million, or 4 basis points of total average mortgage assets, during the third quarter of 2004 which partially offset the increase in amortization costs caused by the prepayment of mortgages.

Because of the uncertainty surrounding our ability to raise capital last year during the process of restating our consolidated financial statements, we utilized CMO structures during the second half of 2004 which allowed us to preserve existing capital through the use of higher leverage. Higher leverage CMOs were structured to require a lower level of initial capital investment than for CMOs completed prior to July 2004. Capital invested in higher leverage CMOs has been, and will continue to be, deposited into those specified CMO trusts from monthly excess cash flows on mortgages securing the CMOs until the required level of capital investment is attained. The use of higher leverage CMOs contributed to the decrease in net interest margins on total mortgage assets.

Net interest margin continues to be effected by the difficult competitive environment facing mortgage portfolio lenders. As a result, margins continue to tighten on newly originated loans. Furthermore, a rise in short-term rates and a decline in long term rates has resulted in a flattening of the yield curve, adding pressure to mortgage lending profitability. Net interest margins on mortgage assets, which are based upon weighted average yield, declined to 65 basis points during the third quarter of 2005 as compared to 202 basis points in 2004. However, the adjusted net interest margins did not decline as much as net interest margins on mortgage assets primarily due to a 84 basis point increase in realized gain (loss) from derivatives instruments relative to total average mortgage assets. Lower derivative costs relative to total average mortgage assets partially offset the decline in adjusted net interest margins on mortgage assets which was caused by the factors described above.

During the third quarter of 2005, adjusted net interest margins on mortgage assets declined to 51 basis points from 104 basis points in the 2004 period. Our interest rate risk management policies are formulated with the intent to significantly offset the potential adverse effects of changing interest rates on mortgage assets and borrowings on mortgage assets which may result in variability in net interest margins.

First Nine Months of 2005 vs First Nine Months of 2004

During the first nine months of 2005, net interest income was impacted by a decline in net interest margins on mortgage assets. Net interest margins on mortgage assets declined by 129 basis points to 0.98% for the first nine months of 2005 as compared to 2.27% for the same period in the previous year. Net interest margins on mortgage assets declined as one month LIBOR, which is the interest rate index used to price borrowing costs on CMO and warehouse borrowings, rose approximately 202 basis points since the end of the third quarter of 2004 while mortgage assets over the same period did not re-price upward as quickly. The increase in borrowing costs was partially offset by the increase in realized gain (loss) from derivative instruments of 58 basis points. Net interest margins on mortgage assets are susceptible to changes in interest rates due to differences in interest rate adjustments between mortgage assets and borrowings on mortgage assets as follows:

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

Due to higher mortgage prepayments during the first nine months of 2005, amortization of mortgage premiums and CMO securitization costs increased by 16 basis points to 112 basis points of total average mortgage assets as compared to 96 basis points of total average mortgage assets during the first nine months of 2004. Along with an increase in short-term interest rates, our expectation, based on past experience, was that a corresponding decline in mortgage prepayment rates would follow. However, mortgage prepayment rates accelerated during the latter part of 2004 and during the first nine months of 2005. There is mortgage industry evidence which indicates that the increase in home appreciation rates over the last three years was a significant factor affecting Alt-A borrowers’ refinance decisions during 2004. Borrowers appear willing to use equity to pay a loan prepayment penalty in order to obtain lower monthly payments by refinancing into other mortgage products, including interest-only and high loan-to-value mortgage products. As a result, mortgages held as CMO collateral had a 40% 3-month CPR as of September 30, 2005 as compared to 29% 3-month CPR as of September 30, 2004. However, we collected prepayment penalty fees of $27.0 million, or 14 basis points of total average mortgage assets, during the first nine months of 2005 as compared to $5.5 million, or 5 basis points of total average mortgage assets, during the first nine months of 2004 which partially offset the increase in amortization costs caused by the prepayment of mortgages.

Because of the uncertainty surrounding our ability to raise capital last year during the process of restating our consolidated financial statements, we utilized CMO structures during the second half of 2004 which allowed us to preserve existing capital through the use of higher leverage and lower net interest margins. Higher leverage CMOs were structured to require a lower level of initial capital investment than for CMOs completed prior to July 2004. Capital invested in higher leverage CMOs has been, and will continue to be, deposited into those specific CMO trusts from monthly excess cash flows on mortgages securing the CMOs until the required level of capital investment is attained. The use of higher leverage CMOs contributed to compressed net interest margins on total mortgage assets.

Additionally, the net interest margin continues to be impacted by the difficult competitive environment facing mortgage portfolio lenders. As a result, net interest margins continue to tighten on newly originated loans. Furthermore, a rise in short-term rates and decline in long term rates has resulted in a flattening of the yield curve, adding pressure to mortgage lending profitability.

During the nine months ended September 30, 2005, adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, decreased by 69 basis points as compared to a decline of 129 basis points on net interest margin on mortgage assets. Adjusted net interest margin on mortgage assets did not decline as much as net interest margin on mortgage assets primarily due to a 58 basis point increase in realized gain (loss) from derivative instruments relative to total average mortgage assets. Lower derivative costs relative to total average mortgage assets partially offset the decline in adjusted net interest margins on mortgage assets which was caused by the factors described above. Our interest rate risk management policies are formulated with the intent to partially offset the potential adverse effects of changing interest rates on mortgage assets and borrowings on mortgage assets which may result in variability in adjusted net interest margin.

For further information on our interest rate risk management policies refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Provision for Loan Losses

The Company’s loan portfolio increased 147% to $21.3 billion for the year ended December 31, 2004 and increased 15% to $24.5 billion during the nine-month period ended September 30, 2005. During the nine month period of 2005, the Company increased whole loan sales to investors and REMICs by 34% and retained 20% fewer loans on new production than for the nine month period of 2004. This resulted in a larger proportion of the mortgage portfolio as seasoned loans and a smaller proportion of newly originated loans that are current. The seasoned loans, with higher expected delinquency rates, are not being offset by as much newly originated current production, as such delinquencies will tend to reflect dollar increase when compared to prior periods.

The Company provides for loan losses in accordance with its policies that include a detailed analysis of historical loan performance data which is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. The Company recorded more provision for loans losses in 2005 as compared to 2004. as the average balance of the mortgage portfolio has increased.

The provision increased to $13.4 million for the third quarter of 2005 as compared to $(229,000) for same period in 2004, which represented the reversal of provision no longer needed. The Company’s allowance for loan losses reflects the expectation that losses inherent in the portfolio exceed the level of annualized losses we are currently experiencing. The Company reviewed the properties in areas affected by hurricanes Katrina and Rita. Based on information available at the time of filing this report, a specific reserve of $6.4 million was recorded in the third quarter as an estimated loss exposure attributable to Katrina for 219 properties securing a total unpaid principal balance of $26 million in the affected areas. Although there may be anticipated losses, no specific reserve has been established for losses related to hurricane Rita. The Company is still evaluating the affect of the hurricanes and the amount of the provision may be adjusted as more information becomes available. Actual losses on mortgages increased to $4.7 million from $762,000 as a result of an increase in transfers to REO primarily due to the increase in the size and seasoning of our CMO collateral portfolio.

For further information on delinquencies in our long-term investment portfolio and non-performing assets refer to “Financial Condition—Credit Risk.”

Non-Interest Income (Quarterly)

For the Three Months Ended September 30,:

Changes in Non-Interest Income

(dollars in thousands)

	2005	2004	Increase	% Change
Realized gain (loss) from derivative instruments	$10,975	$(31,466)	$42,441	135%
Change in fair value of derivative instruments	107,881	(52,961)	160,842	304
Gain on sale of loans	12,118	(5,923)	18,041	305
Other income	1,280	742	538	73

Total non-interest income	$132,254	$(89,608)	$221,862	248%

Realized Gain (Loss) from Derivative Instruments. Realized gain (loss) from derivatives increased to $11.0 million during the third quarter of 2005 as compared to $(31.5) million during the third quarter of 2004, or 17 basis points of total average mortgage assets during the third quarter of 2005 as compared to (67) basis points of total average mortgage assets during the third quarter of 2004. The increase in realized gain (loss) from derivatives is due to the 202 basis point increase in one-month LIBOR from the end of the third quarter 2004, which has caused the floating rate payment received on swaps to increase above the fixed payment made. Realized gain (loss) from derivatives are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income.

Change in Fair Value of Derivative Instruments The change in fair value of derivative instruments increased to $107.9 million during the third quarter of 2005 as compared to $(53.0) million during the third quarter of 2004. The increase in market valuation adjustment was the result of an increase in the level of interest rates which took place in the third quarter as a result of stronger than expected employment growth and rising inflationary expectations. We primarily enter into derivative contracts to offset changes in cash flows associated with CMO liabilities. In our consolidated financial statements, we record a market valuation adjustment for these derivatives, as well as other derivatives used by the mortgage operations to hedge our loan pipeline and mortgage loans held for sale, as current period expense or revenue. Changes in fair value of derivatives at IMH is not included as an addition or deduction for purposes of calculating taxable income as shown in the reconciliation table of net earnings to estimated taxable income in the “Taxable Income” table.

Gain on Sale of Loans. The quarter-over-quarter increase in gain on sale of loans was primarily due to a loss on the sale of approximately $2.3 billion of ARMs recognized during the third quarter of 2004. The mortgage operations sold $1.9 billion of loans to third party investors and REMICs during the third quarter of 2005 as compared to $2.7 billion for the same period in 2004. Additionally, we use derivatives to protect the market value of mortgages when we have established a rate-lock commitment on a particular mortgage prior to its close and eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of that mortgage. During the third quarter of 2005, the value of these derivatives resulted in a $6.8 million gain as compared to a loss of $(24.4) million during the third quarter of 2004.

Non-Interest Income (Nine Month Periods)

For the Nine Months Ended September 30,:

Changes in Non-Interest Income

(dollars in thousands)

	2005	2004	Increase	% Change
Realized gain (loss) from derivative instruments	$(4,209)	$(67,211)	$63,002	94%
Change in fair value of derivative instruments	141,521	24,035	117,486	489
Gain on sale of loans	44,063	8,552	35,511	415
Gain on sale of investment securities	—	5,474	5,474	(100)
Other income	8,664	3,892	4,772	123

Total non-interest income	$190,039	$(25,258)	$215,297	852%

Realized Gain (Loss) from Derivative Instruments. Realized gain (loss) from derivatives increased to $(4.2) million for the first nine months in 2005 as compared to $(67.2) million for the same period in 2004, or (2) basis points of total average mortgage assets during the first nine months of 2005 as compared to (60) basis points for the same period in 2004. The increase in realized gain (loss) from derivatives is due to the 202 basis point increase in one-month LIBOR from the end of the third quarter 2004, which has caused the floating rate payment received on swaps to increase above the fixed payment made. Cash payments on derivatives are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income.

Change in Fair Value of Derivative Instruments. The change in fair value of derivative instruments increased to $141.5 million during the first nine months of 2005 as compared to $24.0 million for the same period in the previous year. The increase in market valuation adjustment was the result of an increase in the level of interest rates which took place in the third quarter as a result of stronger than expected employment growth and rising inflationary expectations. We primarily enter into derivative contracts to offset the changes in cash flows associated with CMO liabilities. In our consolidated financial statements, we record a market valuation adjustment for these derivatives, as well as other derivatives used by the mortgage operations to hedge our loan pipeline and mortgage loans held for sale, as current period expense or revenue. Change in fair value of derivative instruments at IMH is not included as an addition or deduction for purposes of calculating taxable income as shown in the reconciliation table of net earnings to estimated taxable income in the “Taxable Income” table.

Gain on Sale of Loans. The increase in gain on sale of loans was primarily due to an increase in whole loan sale volume in addition to a loss on the sale of $2.3 billion of ARMs in the third quarter of 2004. The mortgage operations sold $5.1 billion of loans to third party investors and REMICs during the first nine months of 2005 as compared to $3.8 billion for the same period in the previous year. Additionally, we use derivatives to protect the market value of mortgages when we have established a rate-lock commitment on a particular mortgage prior to its close and eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of that mortgage. During the nine months ended September 30, 2005, the change in value of these derivatives resulted in a $3.9 million gain as compared to a $(26.8) million loss during the same period in the prior year. All inter-company loan sales between the mortgage operations and the long-term investment operations are eliminated on our consolidated financial statements.

Non-Interest Expense

Changes in Non-Interest Expense

(dollars in thousands)

	For the Three Months Ended September 30,:
	2005	2004	Increase (Decrease)	% Change
Personnel expense	$19,592	$13,733	$5,859	43%
General and administrative and other expense	7,111	3,794	3,317	87
Professional services	1,730	(493)	2,223	451
Equipment expense	1,414	1,011	403	40
Occupancy expense	1,284	890	394	44
Data processing expense	1,296	798	498	62

Total operating expense (1)	32,427	19,733	12,694	64%

Amortization of deferred charge	6,908	6,182	726	12
Provision for repurchases (2)	3,242	(828)	4,070	492
Amortization and impairment of mortgage servicing rights	551	527	24	5
Gain on sale of other real estate owned	(432)	(819)	387	47

Total non-operating expense (3)	10,269	5,062	5,207	103

Total non-interest expense	$42,696	$24,795	$17,901	72%

Changes in Non-Interest Expense

(dollars in thousands)

	For the Nine Months Ended September 30,:
	2005	2004	Increase (Decrease)	% Change
Personnel expense	$59,282	$43,747	$15,535	36%
General and administrative and other expense	18,584	11,278	7,306	65
Professional services	7,170	1,669	5,501	330
Equipment expense	3,797	2,625	1,172	45
Occupancy expense	3,599	2,588	1,011	39
Data processing expense	3,075	2,576	499	19

Total operating expense (1)	95,507	64,483	31,024	48%

Amortization of deferred charge	19,503	14,866	4,637	31
Provision for repurchases (2)	8,606	(372)	8,978	2,413
Amortization and impairment of mortgage servicing rights	1,577	1,502	75	5
Gain on sale of other real estate owned	(1,261)	(3,569)	2,308	65

Total non-operating expense (3)	28,425	12,427	15,998	129

Total non-interest expense	$123,932	$76,910	$47,022	61%

(1)	Operating expenses are primarily related to the mortgage operations personnel, which fluctuates in conjunction with increases or decreases in mortgage acquisition and origination volumes.

(2)	The negative provision for the three and nine months ended September 30, 2004 represents the reversal of a provision no longer needed.

(3)	Non-operating expenses generally relate to existing assets and liabilities and are generally not a function of increases or decreases in mortgage acquisition or origination volumes.

Operating Expense. The increase in operating expense was primarily due to the following:

•	increase in personnel and personnel-related expenses; and

•	expansion of our wholesale mortgage operations.

2005 to 2004 Quarterly Comparative

Total operating expenses increased 64% on a quarter-over-quarter basis as we increased personnel to manage and support the growth of primarily our Information Technology and Internal Audit departments. Operating costs also increased during the third quarter of 2005 due to the expansion of our wholesale mortgage operations into the Midwest and East Coast including the hiring of mortgage professionals and the assumption of certain premises and operating leases. The expansion of our wholesale mortgage operations gives us penetration into areas of the country where we were not generating a significant volume of mortgage originations during 2004.

Multi-family originations increased 71% to $211.9 million for the third quarter of 2005 as compared to $124.1 million during the third quarter of 2004. The Company increased personnel to manage and support the higher level of multi-family originations and to maintain the current level of mortgage acquisitions and originations.

2005 to 2004 Nine Month Comparative

Total operating expense increased 48% for the first nine months of 2005 as compared to the same period in 2004 as the Company continued to upgrade and expand the staffs of primarily our Information Technology and Internal Audit departments. Although the mortgage operations acquisitions and originations remained substantially unchanged at $16.3 billion for the first nine months of 2005 as compared to $15.9 billion for the same period in 2004, we continued to hire personnel to support the current levels of production. Also, to a lesser extent, operating costs increased due to an increase of $5.5 million in professional services expense associated with costs incurred in 2005 for the initial SOX implementation and the reversal of a contingency accrual in 2004 for a legal expense no longer needed.

Operating costs also increased for the first nine months of 2005 due to the expansion of our wholesale mortgage operations into the Midwest and East Coast including the hiring of mortgage professionals and the assumption of certain premises and operating leases. The expansion of our wholesale mortgage operations gives us penetration into areas of the country where we were not generating a significant volume of mortgage originations during 2004.

Additionally, originations of multi-family mortgages increased 77% to $591.8 million for the first nine months of 2005 as compared to $335.1 million for the same period in the previous year.

The increase in provision for repurchases for the nine month period ended September 30, 2005 is primarily attributable to a $1.3 billion increase in third party sales and REMICs to $5.1 billion as compared to $3.8 billion for the same period in 2004.

The following table summarizes the principal balance of mortgage acquisitions and originations for the periods indicated (in thousands):

	For the Three Months Ended September 30,
	2005		2004
	Principal Balance	%	Principal Balance	%
By Production Channel:
Correspondent acquisitions:
Flow	$1,966,900	31	$3,213,905	45
Bulk	3,249,510	51	2,958,197	42

Total correspondent acquisitions	5,216,410	82	6,172,102	87
Wholesale and retail originations	672,455	11	564,265	8
Novelle Financial Services, Inc.	267,747	4	195,465	3

Total mortgage operations acquisitions and originations	6,156,612	97	6,931,832	98
Impac Multifamily Capital Corporation	211,891	3	124,122	2

Total acquisitions and originations	$6,368,503	100	$7,055,954	100

	For the Nine Months Ended September 30,
	2005		2004
	Principal Balance	%	Principal Balance	%
By Production Channel:
Correspondent acquisitions:
Flow	$6,257,316	37	$7,835,914	49
Bulk	7,837,973	46	5,998,123	37

Total correspondent acquisitions	14,095,289	83	13,834,037	86
Wholesale and retail originations	1,660,706	10	1,482,784	9
Novelle Financial Services, Inc.	528,239	3	534,818	3

Total mortgage operations acquisitions and originations	16,284,234	96	15,851,639	98
Impac Multifamily Capital Corporation	591,792	4	335,111	2

Total acquisitions and originations	$16,876,026	100	$16,186,750	100

Results of Operations by Business Segment

Long-Term Investment Operations

Condensed Statements of Operations Data

(dollars in thousands)

	For the Three Months Ended September 30,
	2005	2004	Increase (Decrease)	% Change
Net interest income	$8,941	$61,644	$(52,703)	(85)%
Provision for loan losses	13,434	918	12,516	1363
Realized gain (loss) from derivative instruments	10,975	(31,466)	42,441	135
Change in fair value of derivative instruments	108,905	(48,535)	157,440	324
Other non-interest income	(530)	(105)	(425)	(405)
Non-interest expense and income taxes	3,257	1,918	1,339	70

Net earnings (loss)	$111,600	$(21,298)	$132,898	624%

The quarter-over-quarter increase in net earnings was primarily due to the change in fair value on derivative instruments which increased to $108.9 million for the third quarter of 2005 as compared to $(48.5) million for the third quarter of 2004. The increase in the fair value of derivative instruments was the result of an increase in the level of interest rates which took place in the third quarter of 2005 as a result of stronger than expected employment growth and rising inflationary expectations. Additionally, net interest income declined to $8.9 million compared to $61.6 million, primarily due to an increase in borrowing costs, which were only partially offset by realized gain (loss) from derivatives which increased to $11.0 million for the third quarter of 2005 compared to $(31.5) for the third quarter of 2004. Together, net interest income and realized gain (loss) from derivative instruments declined 34% to $19.9 million for the three months ended September 30, 2005 compared to $30.2 million for the three months ended September 30, 2004. This decline is primarily attributable to the aforementioned net interest margin compression.

Condensed Statements of Operations Data

(dollars in thousands)

	For the Nine Months Ended September 30,
	2005	2004	Increase (Decrease)	% Change
Net interest income	$89,967	$174,680	$(84,713)	(48)%
Provision for loan losses	25,219	19,050	6,169	32
Realized gain (loss) from derivative instruments	(4,209)	(67,211)	63,002	94
Change in fair value of derivative instruments	146,913	26,843	120,070	447
Other non-interest income	451	4,722	(4,271)	(90)
Non-interest expense and income taxes	10,256	3,628	6,628	183

Net earnings	$197,647	$116,356	$81,291	70%

The increase in net earnings was primarily due to an increase in non-interest income which was partially offset by a decrease in net interest income. Non-interest income includes the change in fair value of derivative instruments which increased to $146.9 million for the first nine months of 2005 as compared to $26.8 million for the first nine months of 2004. The increase in the fair value of derivative instruments was the result of an increase in the level of interest rates which took place in the third quarter of 2005 as a result of stronger than expected employment growth and rising inflationary expectations. Additionally, net interest income declined to $90.0 million compared to $174.7 million, primarily due to an increase in borrowing costs, which were only partially offset by realized gain (loss) from derivatives which increased to $(4.2) million for the nine months ended September 30, 2005 compared to $(67.2) million for the nine months ended September 30, 2004. Together, net interest income and realized gain (loss) from derivative instruments declined 20% to $85.8 million for the nine months ended September 30, 2005 compared to $107.5 million for the nine months ended September 30, 2004. This decline is primarily attributable to the aforementioned net interest margin compression.

Mortgage Operations

Condensed Statements of Operations Data

(dollars in thousands)

	For the Three Months Ended September 30,
	2005	2004	Increase (Decrease)	% Change
Net interest income	$(101)	$4,835	$(4,936)	(102)%
Non-interest income	33,777	12,324	21,453	174
Non-interest expense and income taxes	32,846	17,306	15,540	90

Net earnings (loss)	$830	$(147)	$977	665%

The quarter-over-quarter increase in net earnings was primarily due to an increase in non-interest income. The increase in non-interest income was mainly attributed to an increase in gain (loss) on loans held for sale. The gain on sales to the long-term operations, third party investors and REMICs increased to 67 basis points from 26 basis points, or $34.9 million for the third quarter of 2005 as compared to $17.4 million for the same period in 2004; which were partially offset by in increase in non-interest expense which increased to $32.3 million for the third quarter of 2005 compared to $16.4 million for third quarter of 2004. The mortgage operations use derivatives to protect the market value of mortgages when it establishes a rate-lock commitment on a particular mortgage prior to its close and sale or securitization. During the third quarter of 2005, the change in fair value of derivatives was $(1.0) million for the third quarter as compared to $(4.4) million for the third quarter of 2004. Any changes in interest rates on mortgages that the mortgage operations has committed to acquire at a particular rate to the time it sells or securitizes the mortgage generally results in an increase or decrease in the market value of that mortgage. The mortgage operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Condensed Statements of Operations Data

(dollars in thousands)

	For the Nine Months Ended September 30,
	2005	2004	Increase (Decrease)	% Change
Net interest income	$6,559	$12,881	$(6,322)	(49)%
Non-interest income	109,173	89,497	19,676	22
Non-interest expense and income taxes	99,478	76,196	23,282	31

Net earnings	$16,254	$26,182	$(9,928)	(38)%

The decrease in net earnings was primarily due to an increase in non-interest expense which increased 65% to $93.1 million for the nine months ended September 30, 2005 as compared to $56.4 million for the nine months ended September 30, 2004. Additionally, net interest income declined to $6.6 million compared to $12.9 million, primarily due to an increase in borrowing costs. The majority of the increase in non-interest expense was due to an increase in personnel expense and provision for repurchases. The increase in personnel expense was primarily due to an increase in personnel to manage and support the growth of primarily our Information Technology and Internal Audit departments as well as the addition of mortgage professionals to expand our sales force. The increase in provision for repurchases was primarily due to an increase in our sales volume to third party investors and REMICs. The increase in non-interest expense was partially offset by a 68% decline in income taxes to $6.4 million for the nine months ended September 30, 2005 as compared to $19.8 million for the nine months ended September 30, 2004. To a lesser extent, the gain on sales to the long term operations, third party investors and REMICs increased to $109.6 million, or 74 basis points, for the first nine months of 2005, as compared to $92.0 million, or 58 basis points, for the same period in 2004. During the first nine months of 2005, the mortgage operations sold $9.7 billion of mortgages to the long-term investment operations and $5.1 billion of mortgages to third party investors and REMICS as compared to $12.1 billion and $3.8 billion, respectively, during the first nine months of 2004.

Warehouse Lending Operations

Condensed Statements of Operations Data

(dollars in thousands)

	For the Three Months Ended September 30,
	2005	2004	Increase (Decrease)	% Change
Net interest income	$15,475	$15,642	$(167)	(1	) %
Provision for loan losses	—	(1,147)	1,147	100
Non-interest income	2,011	2,740	(729)	(27)
Non-interest expense and income taxes	1,978	1,667	311	19

Net earnings	$15,508	$17,862	$(2,354)	(13)%

The quarter-over-quarter decrease in net earnings was primarily due to a reversal in provision for loan losses no longer needed in 2004 and a decrease in non-interest income. For the three months ended September 30, 2005, no provision for loan loss was recorded as compared to the reversal of a provision for loan loss no longer required in the three months ended September 30, 2004. The warehouse lending operations is reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company finance receivables and borrowings are eliminated.

Condensed Statements of Operations Data

(dollars in thousands)

	For the Nine Months Ended September 30,
	2005	2004	Increase (Decrease)	% Change
Net interest income	$40,455	$33,608	$6,847	20%
Provision for loan losses	—	5,728	(5,728)	(100)
Non-interest income	6,268	7,505	(1,237)	(16)
Non-interest expense and income taxes	5,833	4,870	963	20

Net earnings	$40,890	$30,515	$10,375	34%

The increase in net earnings was primarily due to a decrease in provision for loan losses and an increase in net interest income. Provision for loan losses declined as the warehouse lending operations discovered fraudulent mortgages of $10.3 million during the first nine months of 2004 that were deemed to be permanently impaired which required a corresponding increase in allowance for loan losses as compared to no specific provision for loan losses required during the first nine months of 2005. Beginning in 2004, we have pursued the recovery of the estimated asset value of these loans, net of reserve, through legal action. At this current time, legal actions to date have indicated that we believe we should be able to recover the full amount of the net asset value in one case, but the other is still pending. We continue to believe that the initial reserves established are adequate as of September 30, 2005. The increase in net interest income was the result of an increase in average finance receivables which rose to $2.6 billion during the first nine months of 2005 as compared to $2.1 billion during the first nine months of 2004 primarily attributed to an increase in finance receivables from the mortgage operations due to the mortgage operations acquiring and originating higher mortgage volumes. The warehouse lending operations is reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company finance receivables and borrowings are eliminated.

Liquidity and Capital Resources

We recognize the need to have funds available for our operating businesses and our customers’ demands for obtaining short-term warehouse financing until the settlement or sale of mortgages with us or with other investors. It is our policy to have adequate liquidity at all times to cover normal cyclical swings in funding availability and mortgage demand and to allow us to meet abnormal and unexpected funding requirements. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. Toward this goal, our asset/liability committee, or “ALCO,” is responsible for monitoring our liquidity position and funding needs.

ALCO participants include senior executives of the mortgage operations and warehouse lending operations. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the balance sheet for changes in the liquidity of our assets. Our primary liquidity consists of cash and cash equivalents; short-term securities available for sale, and maturing mortgages, or “liquid assets.”

We believe that current cash balances, short-term investments, currently available financing facilities, capital raising capabilities and excess cash flows generated from our long-term mortgage portfolio will adequately provide for projected funding needs and limited asset growth.

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

Acquisition and origination of mortgages by the mortgage and long-term investment operations. During the third quarter of 2005, the mortgage operations acquired $6.2 billion of primarily Alt-A mortgages, of which $3.3 billion was acquired by the long-term investment operations for long-term investment. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages between 15 to 45 days of acquisition or origination. Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated and our capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided. The mortgage operations acquired and originated mortgages at a weighted average price of 102.0 during the third quarter of 2005, which were financed with warehouse borrowings from the warehouse lending operations at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgages. In addition, IMCC originated $211.9 million of multi-family mortgages at a weighted average price of 100.2 which were initially financed with short-term warehouse financing from the warehouse lending operations at a haircut of generally 3% of the outstanding principal balance of the mortgages.

Long-term investment in mortgages by the long-term investment operations. The long-term investment operations acquires primarily Alt-A mortgages from the mortgage operations and finances them with warehouse borrowings from the warehouse lending operations at substantially the same terms as the mortgage operations. When the long-term investment operations finances mortgages with long-term CMO borrowings, short-term warehouse financing is repaid. Then, depending on credit ratings from national credit rating agencies on our CMOs, we are generally required to provide an over-collateralization, or “OC”, of 0.35% to 1% of the principal balance of mortgages securing CMO financing as compared to a haircut of 2% to 10% of the principal balance of mortgages securing short-term warehouse financing. Our total capital investment in CMOs generally ranges from approximately 2% to 5% of the principal balance of mortgages securing CMO borrowings which includes premiums paid upon acquisition of mortgages from the mortgage operations, costs paid for completion of CMOs, costs to acquire derivatives and OC required to achieve desired credit ratings. Multi-family mortgages are financed on a long-term basis with CMO borrowings at substantially the same rates and terms as Alt-A mortgages.

Provide short-term warehouse advances by the warehouse lending operations. We utilize committed and uncommitted warehouse facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations. The warehouse lending operations provides short-term financing to the mortgage operations and non-affiliated clients from the closing of mortgages to their sale or other settlement with investors. The warehouse lending operations generally finances between 90% and 98% of the fair market value of the principal balance of mortgages, which equates to a haircut requirement of between 10% and 2%, respectively, at one-month LIBOR, plus a spread. The mortgage operations have uncommitted warehouse line agreements to obtain financing from the warehouse lending operations at one-month LIBOR plus a spread during the period that the mortgage accumulates mortgages until the mortgages are securitized or sold. As of September 30, 2005, the mortgage operations had $2.1 billion of warehouse advances outstanding with the warehouse lending operations. In addition, as of September 30, 2005, the warehouse lending operations had $633.0 million of approved warehouse lines available to non-affiliated clients, of which $305.1 million was outstanding.

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

Distribute common and preferred stock dividends. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We declared cash dividends of $0.45 per outstanding common share during the third quarter of 2005 on estimated taxable income of $0.40 per diluted common share. In addition, we paid cash dividends of $10.9 million on preferred stock during the first nine months of 2005.

A portion of dividends paid to IMH’s stockholders came from dividend distributions from the mortgage operations, our taxable REIT subsidiary, to IMH. During the first nine months of 2005, the mortgage operations provided a dividend distribution of $32.9 million to IMH of which approximately $12.2 million was attributable to prior period undistributed taxable income. Because the mortgage operations may seek to retain earnings to fund the acquisition and origination of mortgages or to expand the mortgage operations, the board of directors of our taxable REIT subsidiary may decide that the mortgage operations should cease making dividend distributions in the future. This could reduce the amount of taxable income that would be distributed to IMH stockholders in the form of dividend payment amounts.

Our operating businesses are primarily funded as follows:

•	CMO borrowings and warehouse facilities;

•	excess cash flows from our long-term mortgage portfolio;

•	sale and securitization of mortgages;

•	cash proceeds from the issuance of common and preferred stock; and

•	cash proceeds from the issuance of trust preferred securities.

CMO borrowings and warehouse facilities. We use CMO borrowings to fund substantially all warehouse financing to affiliates and non-affiliated clients and for the acquisition and origination of Alt-A and multi-family mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on warehouse facilities with third party lenders. We primarily use uncommitted and committed facilities with major investment banks to finance substantially all warehouse financing, as needed. During the third quarter of 2005 the warehouse facilities amounted to $4.3 billion, of which $2.6 billion was outstanding at September 30, 2005. The warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These warehouse facilities may have certain covenant tests which we continue to satisfy. During 2005 we received waivers from our lenders for the delay in issuing our 2004 audited financial statements, which our lenders previously required. Audited consolidated financial statements for 2004 were filed with the SEC on May 16, 2005 and were provided to our lenders. From time to time, we may also receive additional uncommitted interim financing from our lenders in excess of our permanent borrowing limits to finance mortgages during the accumulation phase and prior to securitizations or whole loan sales.

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

In order to mitigate the liquidity risk associated with reverse repurchase agreements, we attempt to sell or securitize our mortgages between 15 to 45 days from acquisition or origination. Although securitizing mortgages more frequently adds operating and securitization costs, we believe the added cost is offset as liquidity is provided more frequently with less interest rate and price volatility, as the accumulation and holding period of mortgages is shortened. When we have accumulated a sufficient amount of mortgages, we seek to issue CMOs and convert short-term advances under reverse repurchase agreements to long-term CMO borrowings. The use of CMO borrowings provides the following benefits:

•	allows us to use long term financing for the duration of the CMO asset secured by the underlying mortgages; and

•	eliminates margin calls on the borrowings that are converted from reverse repurchase agreements to CMO borrowings as well as associated derivatives used to manage interest rate risks on CMO borrowings.

During the third quarter of 2005 we completed $3.5 billion of adjustable rate CMOs to provide long-term financing for the retention of primarily Alt-A mortgages and the origination of multi-family mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as CMO collateral, which means that we have to provide less initial capital upon completion of CMOs. Capital investment in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies.

Excess cash flows from our long-term mortgage portfolio. We receive excess cash flows on mortgages held as CMO collateral after distributions are made to investors on CMO borrowings to the extent cash or other collateral required to maintain desired credit ratings on the CMOs is fulfilled and can be used to provide funding for some of the long-term investment operations’ activities. Excess cash flows represent the difference between principal and interest payments on the underlying mortgages, adjusted by the following:

•	servicing and master servicing fees paid;

•	premiums paid to mortgage insurers;

•	cash payments / receipts on derivatives;

•	interest paid on CMO borrowings;

•	pro-rata early principal prepayments paid on CMO borrowings;

•	OC requirements;

•	actual losses, net of any gains incurred upon disposition of other real estate owned or acquired in settlement of defaulted mortgages;

•	unpaid interest shortfall;

•	basis risk shortfall;

•	bond writedowns reinstated; and

•	residual cashflow.

Sale and securitization of mortgages. We sell and securitize loans in the following ways:

•	When the mortgage operations accumulate a sufficient amount of mortgages that are intended to be deposited into a CMO, it sells the mortgages to the long-term investment operations;

•	When selling mortgages on a whole loan basis, the mortgage operations will accumulate mortgages and enter into sales transactions with third party investors on a monthly basis;

•	When the mortgage operations enter into a Real Estate Mortgage Investment Company (REMIC) securitization it accumulates mortgages and sells these loans on a monthly basis.

The mortgage operations sold $9.7 billion of mortgages to the long-term investment operations during the first nine months of 2005 and sold $5.1 billion of mortgages as whole loan sales and REMICs. The mortgage operations sold mortgage servicing rights on substantially all mortgages sold during the first nine months of 2005. The sale of mortgage servicing rights generated substantially all cash, which was used to acquire and originate additional mortgage assets.

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

Common and Preferred Stock Sales Agreements. We filed with the SEC a shelf registration statement that allows us to sell up to $1.0 billion of securities, including common stock, preferred stock, debt securities and warrants. This registration was declared effective by the SEC on September 6, 2005. By issuing new shares periodically throughout the year, we believe that we were able to utilize new capital more efficiently and profitably.

On September 30, 2005, the Company entered into a common stock sales agreement with Brinson Patrick Securities Corporation (Brinson Patrick) for the sale of up to 7.5 million shares of its common stock from time to time through Brinson Patrick as sales agent. As of October 15, 2005, we sold 314,100 shares of common stock and received net proceeds of approximately $3,661,300. Brinson Patrick received a commission of 3% of the gross sales price per share of the shares of common stock sold pursuant to the sales agreement, which amounted to an aggregate commission of $113,240. No shares were sold during the third quarter of 2005.

On September 30, 2005, the Company entered into a Preferred Stock sales agreement with Brinson Patrick, for the sale of up to 800,000 shares of its 9.125% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) from time to time through Brinson Patrick as sales agent. As of October 15, 2005, we sold 28,500 shares of Series C Preferred Stock and received net proceeds of approximately $663,400. Brinson Patrick received a commission of 3% of the gross sales price per share of the shares of preferred stock sold pursuant to the sales agreement, which amounted to an aggregate commission of $20,518. No shares were sold during the third quarter of 2005.

Cash proceeds from the issuance of trust preferred securities During 2005, the Company formed four wholly-owned trust subsidiaries (Trusts) for the purpose of issuing an aggregate of $96.3 million of trust preferred securities (the Trust Preferred Securities). The proceeds from the sale thereof were invested in junior subordinated debt issued by the Company. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts are invested in junior subordinated notes (Notes), which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as paid by the Company on the Notes held by the Trusts.

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

Forward-Looking Statements and Risk Factors Related to Our Business

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “should,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to, failure to achieve projected earnings levels; the ability to generate sufficient liquidity and conduct our operations as planned; the ability to access the equity markets; delays in raising, or the inability to raise, additional capital, either through equity offerings, lines of credit or otherwise as a result of, among other things, market conditions; the ability to generate taxable income and to pay dividends; interest rate fluctuations and changes in expectations of future interest rates; changes in prepayment rates or effectiveness of prepayment penalties on our mortgages; the availability of financing and, if available, the terms of any financing; continued ability to access the securitization markets or other funding sources; the ability to recover loan losses from any fraudulent mortgages; changes of estimated loan losses related to natural disasters as a result of more than estimated damages; risks related to our ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures due to reported, or potential, material weaknesses and the ability to remediate any material weaknesses; changes in markets which we serve; the effectiveness of risk management strategies; and changes in other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A, Amendment No. 2, for the period ended December 31, 2004, the Company’s Quarterly Reports on Form 10-Q or Form 10Q/A for the periods ended March 31, 2005 and June 30, 2005 and other reports we file under the Securities and Exchange Act of 1934, and the additional risk factors set forth below in this quarterly report. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Our mortgage products expose us to greater credit risk

There has been an increase in production of our loan product which is characterized as an option ARM loan. There have been recent announcements by federal regulators concerning interest-only loan programs, option ARM loan programs and other ARM loans with deeply discounted initial rates and/or negative amortization features. Federal banking regulators have expressed serious concerns with these programs and an intent to issue guidance shortly concerning offerings of these products. In addition, already one rating agency (Standard & Poors) has required greater credit enhancements for securitization pools that are backed by option ARMs. The combination of these events could lead to the loan product becoming a less available financing option and hence this could have a material affect on the value of such products.

We are exposed to environmental liabilities, with respect to properties that we take title to upon foreclosure, that could increase our costs of doing business and harm our results of operations

In the course of our activities, we may foreclose and take title to residential properties and become subject to environmental liabilities with respect to those properties. The laws and regulations related to environmental contamination often impose liability without regard to responsibility for the contamination. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. Moreover, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based upon damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be significantly harmed.

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

Interest rate risk management is the responsibility of the Asset Liability Committee (“ALCO”), which is comprised of senior management and reports results of interest rate risk analysis to the board of directors on at least a quarterly basis. ALCO establishes policies that monitor and coordinate sources, uses and pricing of funds. ALCO also attempts to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. In addition, various modeling techniques are used to value interest sensitive mortgage-backed securities, including interest-only securities. The value of investment securities available-for-sale is determined using a discounted cash flow model using prepayment rate, discount rate and credit loss assumptions. Our investment securities portfolio is available-for-sale, which requires us to perform market valuations of the securities in order to properly record the portfolio. We continually monitor interest rates of our investment securities portfolio as compared to prevalent interest rates in the market. We do not currently maintain a securities trading portfolio and are not exposed to market risk as it relates to trading activities.

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

We estimate net interest income along with net cash flows from derivatives for the next twelve months using balance sheet data and the notional amount of derivatives as of July 31, 2005 and 12-month projections of the following primary drivers affecting net interest income:

•	future interest rates using forward yield curves, which are considered market consensus estimates of future interest rates;

•	mortgage acquisition and originations;

•	mortgage prepayment rate assumptions; and

•	forward swap rates.

We refer to the 12-month projection of net interest income along with the 12-month projection of net cash flows from derivatives as the “base case.” For financial reporting purposes, net cash flows from derivatives are included in realized gain (loss) from derivative instruments on the consolidated financial statements. However, for purposes of interest rate risk analysis we include net cash flows from derivatives in our base case simulations as we acquire derivatives to offset the effect that changes in interest rates have on variable borrowing costs, such as CMO and warehouse borrowings. We believe that including net cash flows from derivatives in our interest rate risk analysis presents a more useful simulation of the effect of changing interest rates on net cash flows generated by our long-term mortgage portfolio.

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

In the following table, the up 100 basis point scenario as of July 31, 2005 represents our projection of the net change from base case net interest income, which is derived from assumptions as previously discussed, if market interest rates were to immediately rise by 100 basis points. This means that we increase interest rates at all data points along our projected forward yield curve by 100 basis points and recalculate our projection of net interest income over the next 12 months. In addition, based on changes in interest rates, or changes in our forward yield curve, our model adjusts mortgage prepayment rates and recalculates amortization of acquisition and securitization costs and net cash receipts or payments on derivatives as part of the calculation of net interest income. Thus, if a 100 basis point interest rate increase occurred, the projected volatility to net interest income is negatively impacted by $8.8 million, or a decrease of 4% relative to projected base case net interest income.

The interest rate risk profile of our balance sheet is currently liability sensitive. We use derivatives extensively in order to manage the interest rate, or price risk, inherent in our assets, liabilities and loan commitments. Our main objective in managing interest rate risk is to moderate the impact of changes in interest rates on our earnings over time. Our interest rate risk management strategies may result in significant earnings volatility in the short term. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan production operations and long term investment operations in various interest rate environments. There are many market factors that impact the performance of our interest rate risk management activities including interest rate volatility, prepayment behavior, the shape of the yield curve and the spread between mortgage interest rates and Treasury or Swap rates. The success of this strategy impacts our net income. This impact, which can be either positive or negative, can be material.

The following table estimates the financial impact to base case, including net cash flow from derivatives, from various instantaneous and parallel shifts in interest rates based on both our on-balance sheet structure and off-balance sheet structure, which refers to the notional amount of derivatives that are not recorded on our balance sheet as of July 31, 2005 (dollar amounts in millions):

	Changes in base case as of July 31, 2005 (1)
	Base case, excluding net cashflow on derivatives		Net cashflow on derivatives	Base case, including net cashflow on derivatives
	($)	(%)	($)	($)	(%)
Instantaneous and Parallel Change in Interest Rates (2)
Up 300 basis points, or 3% (3)	(407,362)	(292)	366,560	(40,802)	(19)
Up 200 basis points, or 2%	(273,305)	(196)	243,563	(29,743)	(14)
Up 100 basis points, or 1%	(130,360)	(94)	121,566	(8,795)	(4)
Down 100 basis points, or 1%	130,587	94	(123,507)	7,080	3
Down 200 basis points, or 2%	272,562	196	(245,109)	27,453	12
Down 300 basis points, or 3%	N/A	N/A	N/A	N/A	N/A

(1)	The dollar and percentage changes represent base case for the next twelve months versus the change in base case using various instantaneous and parallel interest rate change simulations, excluding the effect of amortization of loan discounts to base case.

(2)	Instantaneous and parallel interest rate changes over and under the projected forward yield curve.

(3)	This simulation was added to our analysis as it is relevant in light of the interest rate environment as of July 31, 2005 and the projected forward yield curve for 2005 and 2006.

Using information as presented above, and other analysis, the Company reviews its interest rate risk profile. Based on this review, the Company makes certain decisions on how to mitigate its interest rate risk.

The use of derivatives to manage risk associated with changes in interest rates is an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. As of September 30, 2005 and December 31, 2004, we had notional balances of interest rate swaps, caps, and floors of $22.5 billion and $15.1 billion, respectively, with unrealized mark-to-market gains of $239.4 million and $92.5 million, respectively. By using derivatives, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to moderate significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change. We primarily acquire swaps to essentially convert our adjustable rate CMO borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate CMO borrowings, and we pay a fixed interest rate.

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

As of September 30, 2005, our CEO and CFO, with the participation of other management of the Company, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act, and based upon that evaluation, our CEO and CFO concluded that these disclosure controls and procedures were not effective.

Material Weaknesses

The Company’s management identified the following material weaknesses in internal control over financial reporting as of December 31, 2004:

1)	The Company’s internal controls intended to ensure the proper accounting and reporting for certain complex transactions and financial reporting matters were not designed or operating effectively. For these purposes, complex transactions and financial reporting matters include those relating to the transfer of financial assets, derivative financial instruments, state income tax exposure items, and the income tax effect of intercompany transfers of financial assets between taxable and non-taxable operating segments. Specifically, as previously disclosed in our 2004 Annual Report on Form 10-K/A, the Company did not employ an adequate number of personnel in its accounting and finance departments with appropriate skills and expertise to ensure that the accounting and reporting for certain complex transactions and financial reporting matters included in the Company’s financial statements were in accordance with U.S. generally accepted accounting principles. As a result of these ineffective controls, the Company had previously incorrectly recorded gains on sales of mortgage servicing rights when the related mortgage loans were sold to its parent company, the REIT. These gains on sales of mortgage servicing rights should have been recorded as an adjustment to the carrying value of the retained mortgage loans and recognized as a yield adjustment over the remaining term of the loans. In addition, the Company previously did not identify certain loan purchase commitments as derivative financial instruments. Lastly, the Company did not prepare and maintain sufficient documentation of certain derivative financial instrument transactions to support hedge accounting. As a result, the Company did not previously reflect fluctuations in the estimated fair value of these derivative financial instruments in earnings in the period of change, as required by U.S. generally accepted accounting principles. The Company restated its financial statements in 2004 to correct these material errors in accounting for the years ended December 31, 2003, 2002 and 2001, and three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2004 and 2003, and the three and nine months ended September 30, 2003.

2)	The Company’s internal control over financial reporting intended to ensure adequate access and change control over end-user computing spreadsheets were not designed properly. In addition, the information technology general controls related to access and program changes were deficient, resulting in a potential lack of reliability and integrity of the financial information which is used in these spreadsheets. As a result, although no actual misstatement was identified, there is a more than remote likelihood that financial statements and related footnote disclosures could be materially misstated. Specifically, there is the potential that an error could be reflected in the financial reporting and related disclosure of the allowance for loan losses, asset sales and securitizations and related yield adjustments on retained interests, and mortgage loan characteristics tables as a result of this material weakness in internal control over financial reporting.

Internal Control Over Financial Reporting

Changes to Internal Control Over Financial Reporting

During the quarter ended September 30, 2005, the Company continued its remediation efforts in regard to the two December 31, 2004 material weaknesses in Internal Control Over Financial Reporting as discussed below in the “Remediation Efforts Related to the Material Weaknesses in Internal Control over Financial Reporting” section of this report.

Remediation Efforts Related to the Material Weakness in Internal Control Over Financial Reporting

During 2004, we began implementing the following actions to address the two identified material weaknesses which have assisted us in our remediation efforts throughout the first nine months of 2005:

•	we reviewed the material weaknesses with our Audit Committee and senior management;

•	we enhanced our documentation of critical accounting policies;

•	we hired outside consultants to assist our internal audit group in documenting our accounting and business processes and identifying areas that require control or process improvement;

•	we established new internal control processes based on discussions with our consultants and our own management team seeking to remedy and deficiencies;

•	we hired a Director of Internal Audit whose primary responsibilities are to continuously maintain skilled internal audit staff, perform risk assessment and monitoring of our system of internal controls and, in addition, to monitor the establishment of formal policies and procedures throughout our organization;

•	we have instituted new control procedures around our quarterly reporting processes for accounting for significant or complex transactions, which are discussed and documented, reviewed with our Audit Committee, formally approved by our management and given timely effect in our books and records;

•	we hired a new Controller;

•	we have hired additional resources in the accounting and finance areas with expertise in technical accounting, SEC reporting and the design and assessment of internal controls over financial reporting; and

•	we began implementation of policies and procedures with respect to authorization and monitoring of user access and with respect to the authorization and documentation requirements for program changes in order to ensure the effectiveness of these IT general controls.

During the first quarter of 2005, we took the following actions:

•	we appointed an Executive Vice President, Chief Accounting Officer;

•	we hired a Tax Manager to lead the Company’s federal and state income tax functions; and

•	we evaluated and developed an implementation plan for an automated end-user computing tool to ensure proper access and data integrity and to address the material weakness related to end-user computing spreadsheets we utilized for the aggregation, analysis and reporting of data.

During the second quarter of 2005, we took the following actions:

•	we began reorganization, expansion and reengineering of the Company’s accounting and finance departments;

•	we continued to upgrade and expand the staff’s of our Internal Audit and Information Technology departments;

•	we continued review of the Company’s systems and processes related to financial reporting and accounting;

•	on a continuous process improvement basis we continued remediation, documentation and enhancement of the Company’s internal controls and processes; and

•	we commenced testing of remediation of key controls.

Although there have not been any change in the Company’s internal control over financial reporting during the third quarter of 2005 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting, the Company continues to do the following:

•	on a continuous process improvement basis we continued remediation, documentation and enhancement of the Company’s internal controls and processes; and

•	we continued testing of remediation of key controls.

•	we continued conducting internal audits of high risk operations.

•	we continued testing of IT general controls and application controls and made progress in the remediation of end user computing deficiencies.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Please refer to IMH’s report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004 regarding litigation and claims.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

None

ITEM 6:	EXHIBITS

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAC MORTGAGE HOLDINGS, INC.

/s/ Richard J. Johnson
by: Richard J. Johnson
Executive Vice President and Chief Financial Officer
(authorized officer of registrant and principal financial officer)

Date: November 8, 2005