Form 10-K
period 2005-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2006-03-15
CIK 1000298

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2005 or

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
 (949) 475-3600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value Preferred Share Purchase Rights 9.375% Series B Cumulative Redeemable Preferred Stock 9.125% Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.4 billion, based on the closing sales price of common stock on the New York Stock Exchange on that date. For purposes of the calculation only, all directors and executive officers of the registrant have been deemed affiliates. There were 76,112,963 shares of common stock outstanding as of March 1, 2006.

Portions of information required by Items 10, 11, 12, 13 and 14 of Part III, are incorporated by reference from the Proxy Statement for the Company's 2006 Annual Meeting of Stockholders, except for the Stock Performance Graph, Report of the Compensation Committee on Executive Compensation, and Report of the Audit Committee. The Company's Proxy Statement will be filed with the Commission within 120 days after the year ended December 31, 2005.

IMPAC MORTGAGE HOLDINGS, INC.
2005 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	1
	Forward-Looking Statements	1
	Available Information	1
	General Overview	1
	Long-Term Investment Operations	3
	Mortgage Operations	6
	Warehouse Lending Operations	13
	Regulation	13
	Competition	13
	Employees	14
	Revisions in Policies and Strategies	14
ITEM 1.A	RISK FACTORS	15
ITEM 1.B	UNRESOLVED STAFF COMMENTS	31
ITEM 2.	PROPERTIES	32
ITEM 3.	LEGAL PROCEEDINGS	32
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	34
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	34
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA	35
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37
	Critical Accounting Policies	37
	Summary of 2005 Financial and Operating Results	37
	Taxable Income	40
	Financial Condition and Results of Operations	42
	Liquidity and Capital Resources	60
	Contractual Obligations	66
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	67
	General Overview	67
	Changes in Interest Rates	67
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	70
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	70

PART I

ITEM 1. BUSINESS

           Unless the context otherwise requires, the terms "Company," "we," "us," and "our" refer to Impac Mortgage Holdings, Inc. ("IMH"), a Maryland corporation incorporated in August 1995, and its wholly-owned subsidiaries, IMH Assets Corp., or "IMH Assets," Impac Warehouse Lending Group, Inc., or "IWLG," Impac Multifamily Capital Corporation, or "IMCC," and Impac Funding Corporation, or "IFC," together with its wholly-owned subsidiaries Impac Secured Assets Corp., or "ISAC," and Novelle Financial Services, Inc., or "Novelle."

Forward-Looking Statements

           This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "likely," "should," "anticipate," or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to, failure to achieve projected earnings levels; unexpected increases in credit and bond spreads; the ability to generate sufficient liquidity; the ability to access the equity markets; increased operating expenses and mortgage origination or purchase expenses that reduce current liquidity position more than anticipated; continued increase in price competition; risks of delays in raising, or the inability to raise, additional capital, either through equity offerings, lines of credit or otherwise; the ability to generate taxable income and to pay dividends; interest rate fluctuations on our assets that differ from those on our liabilities; unanticipated interest rate fluctuations; changes in expectations of future interest rates; unexpected increase in prepayment rates on our mortgages; changes in assumption regarding estimated loan losses or an increase in loan losses; continued ability to access the securitization markets or other funding sources, the availability of financing and, if available, the terms of any financing; changes in markets which the Company serves, such as mortgage refinancing activity and housing price appreciation; and other general market and economic conditions. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see Item 1A "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Available Information

           Our Internet website address is www.impaccompanies.com. We make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual stockholders' meetings, as well as any amendments to those reports, free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or "SEC." You can learn more about us by reviewing our SEC filings on our website by clicking on "Stockholder Relations" located on our home page and proceeding to "Financial Reports." We also make available on our website, under "Corporate Governance," charters for the audit, compensation, and governance and nominating committees of our board of directors, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and other company information, including amendments to such documents and waivers, if any to our Code of Business Conduct and Ethics. These documents will also be furnished, free of charge, upon written request to Impac Mortgage Holdings, Inc., Attention: Stockholder Relations, 1401 Dove Street, Newport Beach, California 92660. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company.

General Overview

           We are a mortgage real estate investment trust, or "REIT," that is a nationwide acquirer, originator, seller and investor of non-conforming Alt-A mortgages, or "Alt-A mortgages," and to a lesser extent, small-balance multi-family mortgages, or "multi-family mortgages", and sub-prime, or "B/C mortgages." We also provide repurchase financing to originators of mortgages.

           We operate three core businesses:

  •
  the long-term investment operations that are conducted by IMH, IMH Assets and IMCC;

  •
  the mortgage operations that are conducted by IFC, ISAC; and

  •
  the warehouse lending operations that are conducted by IWLG.

           The long-term investment operations primarily retain for investment adjustable rate and fixed rate Alt-A mortgages that are acquired and originated by our mortgage operations. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines. Some of the principal differences between mortgages purchased by Fannie Mae and Freddie Mac and Alt-A mortgages are as follows:

  •
  credit and income histories of the mortgagor;

  •
  documentation required for approval of the mortgagor;

  •
  loan balances in excess of maximum Fannie Mae and Freddie Mac lending limits; and.

  •
  applicable loan to value ratios.

           For instance, Alt-A mortgages may have higher loan-to-value, or "LTV," ratios than allowable under Fannie Mae or Freddie Mac guidelines. Furthermore, Alt-A mortgages may not have certain documentation or verifications that are required by Fannie Mae and Freddie Mac and, therefore, in making our credit decisions, we are more reliant upon the borrower's credit score and the adequacy of the underlying collateral. We believe that Alt-A mortgages provide an attractive net earnings profile by producing higher yields without commensurately higher credit losses than other types of mortgages.

           The long-term investment operations also originate and invest in multi-family mortgages, and recently, commercial mortgages, that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently adjust to adjustable rate mortgages, or "hybrid ARMs," with balances that generally range from $500,000 to $5.0 million. Multi-family mortgages have interest rate floors, which is the initial start rate, and prepayment penalty periods of three-, five-, seven- and ten-years. Multi-family mortgages provide greater asset diversification on our balance sheet as borrowers of multi-family mortgages typically have higher credit scores and multi-family mortgages typically have lower loan-to-value ratios, or "LTV ratios," and longer average lives than Alt-A mortgages. On January 1, 2006, we elected to convert IMCC from a qualified REIT subsidiary to a taxable REIT subsidiary. We have also changed the name of IMCC to Impac Commercial Capital Corporation ("ICCC"). Beginning in 2006, we are expanding our multi-family lending operations, ICCC, to include commercial loan products. The loan portfolio remains as part of the REIT assets while the commercial origination operations, ICCC, will be subject to state and federal income taxes beginning in 2006.

           The long-term investment operations generate earnings primarily from net interest income earned on mortgages held for long-term investment, or "long-term mortgage portfolio." The long-term mortgage portfolio as reported on our consolidated balance sheets consist of mortgages held as collateralized mortgage obligations, or "CMO," and mortgages held-for-investment. Investments in Alt-A mortgages and multi-family and commercial mortgages are initially financed with short-term borrowings under reverse repurchase agreements, which are subsequently converted to long-term financing in the form of CMO financing. Cash flows from the long-term mortgage portfolio and proceeds from the sale of securities also finance new Alt-A and multi-family and commercial mortgages.

           The Company securitizes mortgages in the form of CMOs and real estate mortgage investment conduits (REMICs). The typical CMO securitization is designed so that the transferee (securitization trust) is not a qualifying special purpose entity (QSPE) and thus as the sole residual interest holder, the Company consolidates such variable interest entities (VIEs). Amounts consolidated are classified as CMO collateral and CMO borrowings in the consolidated balance sheets. Generally, the typical REMIC securitization qualifies for sale accounting treatment and the securitization trust is a QSPE and thus not consolidated by the Company. To the extent that our REMIC securitization trusts do not meet the QSPE criteria, consolidation is assessed pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R).

           In 2005, we completed the ISAC REMIC 2005-2 securitization which was treated as a sale for tax purposes but treated as a secured borrowing for generally accepted accounting principles (GAAP) purposes and consolidated in the financial statements. The associated collateral and borrowings have been included in CMO collateral and borrowings, respectively, for reporting purposes. Reference to "CMO collateral" or "CMO borrowings" or "CMO" includes the REMIC 2005-2 securitization collateral and/or borrowings, respectively. In January 2006, we combined our Alt-A wholesale and subprime product offerings under one platform. Our subprime products previously marketed under Novelle Financial Services, Inc., are now offered by our Alt-A wholesale operations, Impac Lending Group (ILG), a division of IFC.

           The mortgage operations acquire, originate, sell and securitize primarily adjustable rate and fixed rate Alt-A mortgages and, to a lesser extent, B/C mortgages. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. This business also earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held for sale. The mortgage operations use facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

           The warehouse lending operations provide short-term repurchase facilities to mortgage loan originators, including our mortgage operations, by funding mortgages from their closing date until sale to pre-approved investors. This business earns fees from each transaction as well as net interest income from the difference between its cost of borrowings and the interest earned on repurchase advances.

           For financial information relating to the long-term investment operations, mortgage operations and warehouse lending operations, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements beginning on page F-1.

Long-Term Investment Operations

           The long-term investment operations retain for investment primarily Alt-A mortgages and, to a lesser extent, multi-family and commercial mortgages and generate revenue primarily from net interest income on its long-term mortgage portfolio. Net interest income represents the difference between income received on mortgages and the corresponding cost of financing. Net interest income also includes (1) amortization of acquisition costs on mortgages acquired from the mortgage operations, (2) amortization of CMO securitization expenses and, to a lesser extent, (3) amortization of CMO bond discounts. Net cash payments or receipts on derivative instruments are included in realized gain (loss) from derivative instruments, which is a component of non-interest income on our financial statements. For additional information regarding the classification of interest income, interest expense and non-interest income items refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Financial Condition."

           The mortgage operations support the investment objectives of the long-term investment operations by supplying mortgages at prices that are comparable to those available through mortgage bankers and brokers and other third parties. We believe that retaining mortgages acquired and originated by our mortgage operations give us a competitive advantage because of our historical understanding of the underlying credit of these mortgages and the extensive information on the performance and historical prepayment patterns of these types of mortgages. We also believe that Alt-A mortgages provide an attractive net earnings profile by producing higher yields without commensurately higher credit risks than other types of mortgages.

Long-Term Mortgage Portfolio

           Alt-A mortgages that we retain for long-term investment are primarily adjustable rate mortgages, or "ARMs," hybrid ARMs and, to a lesser extent, fixed rate mortgages, or "FRMs." The interest rate on ARMs are typically tied to an index, such as the six-month London Interbank Offered Rate, or "LIBOR," plus a spread and adjust periodically, subject to lifetime interest rate caps and periodic interest rate and payment caps. The initial interest rates on ARMs are typically lower than average comparable FRMs but may be higher than average comparable FRMs over the life of the mortgage. Hybrid ARMs are mortgages with maturity periods ranging from 15 to 30 years with initial fixed interest rate periods generally ranging from two to ten years, which subsequently adjust to ARMs. The majority of mortgages retained by the long-term investment operations have prepayment penalty features with prepayment penalty periods ranging from six months to seven years. Prepayment penalties may be assessed to the borrower if the borrower refinances or, in some cases, sells the home.

           During 2005, the long-term investment operations retained $12.2 billion in principal balance of primarily adjustable rate Alt-A mortgages for long-term investment, which were initially acquired and originated by the mortgage operations. In addition, the long-term investment operations originated $798.5 million of multi-family mortgages. The retention and origination of Alt-A and multi-family mortgages increased the long-term mortgage portfolio to $24.7 billion at year-end.

           The following table presents selected information on mortgages held as CMO collateral, which comprise a substantial portion of the long-term mortgage portfolio, for the periods indicated:

	At December 31,
	2005	2004	2003
Percent of Alt-A mortgages	99	99	99
Percent of ARMs	90	90	86
Percent of FRMs	10	10	14
Percent of hybrid ARMs	76	70	48
Percent of interest-only	68	63	34
Weighted average coupon	6.07	5.62	5.56
Weighted average margin	3.73	3.61	3.10
Weighted average original LTV	75	76	79
Weighted average original credit score	698	696	694
Percent with active prepayment penalty	76	76	81
Prior 3-month constant prepayment rate	38	29	31
Prior 12-month prepayment rate	37	29	28
Lifetime prepayment rate	25	21	21
Percent of mortgages in California	56	62	64
Percent of purchase transactions	59	60	57
Percent of owner occupied	77	81	87
Percent of first lien	99	99	99

           The following table presents mortgages retained by the long-term investment operations by loan characteristic for the periods indicated (dollars in thousands):

	At December 31,
	2005		2004		2003
	Principal Balance	%	Principal Balance	%	Principal Balance	%
Mortgages by Type:
Fixed rate first trust deeds	$1,087,092	8	$1,195,200	7	$706,227	12
Fixed rate second trust deeds	69,866	1	244,491	1	6,744	-
Adjustable rate first trust deeds:
LIBOR ARM's (1)	1,775,892	14	2,754,757	16	1,670,720	27
LIBOR hybrid ARM's (1)	10,096,987	77	13,173,928	76	3,694,687	61
Option ARM's	14,391	-	-	-	-	-

Total adjustable rate first trust deeds	11,887,270	91	15,928,685	92	5,365,407	88

Total mortgages retained	$13,044,228	100	$17,368,376	100	$6,078,378	100

Mortgage by Credit Quality:
Alt-A mortgages	$12,232,576	94	$16,846,781	97	$5,760,779	95
Multi-family mortgages (2)	798,463	6	458,532	3	290,527	5
B/C mortgages (1)	13,189	-	63,063	-	27,072	-

Total mortgages retained	$13,044,228	100	$17,368,376	100	$6,078,378	100

Mortgage by purpose:
Purchase	$8,045,595	62	$10,516,622	61	$3,408,584	56
Refinance	4,998,633	38	6,851,754	39	2,669,794	44

Total mortgages retained	$13,044,228	100	$17,368,376	100	$6,078,378	100

Mortgages with Prepayment Penalty:
With prepayment penalty	$9,512,218	73	$12,657,395	73	$4,823,027	79
Without prepayment penalty	3,532,010	27	4,710,981	27	1,255,351	21

Total mortgages retained	$13,044,228	100	$17,368,376	100	$6,078,378	100

(1)
Primarily includes mortgages indexed to one-, three- and six-month LIBOR and one-year LIBOR. Also includes minimal amounts of mortgages indexed to the prime lending rate and constant maturity Treasury index.

(2)
Multi-family mortgages are originated by the long term investment operations.

           For additional information regarding the long-term mortgage portfolio refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Note C—CMO Collateral," and "Note D—Mortgages Held for Investment" in the accompanying notes to the consolidated financial statements.

Financing

           We primarily finance our long-term mortgage portfolio as follows:

  •
  issuance of CMO borrowings;

  •
  short-term borrowings under reverse repurchase agreements, prior to securitization as CMOs; and

  •
  proceeds from the sale of securities, including trust preferred issuances during 2005.

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

           When we issue CMOs for financing purposes, we seek an investment grade rating for our CMOs by nationally recognized rating agencies. To secure such ratings, it is often necessary to incorporate certain structural features that provide for credit enhancement. This can include the pledge of collateral in excess of the principal amount of the securities to be issued, generally referred to as over collateralization, a bond guaranty insurance policy for some or all of the issued securities, or additional forms of mortgage insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided, the interest rates paid, the geographic concentration of the mortgaged property securing the collateral and other criteria established by the rating agencies. The pledge of additional collateral reduces our capacity to raise additional funds through short-term secured borrowings or additional CMOs, and diminishes the potential expansion of our long-term mortgage portfolio. As a result, our objective is to pledge additional collateral for CMOs only in the amount required to obtain an investment grade rating by nationally recognized rating agencies. Our total loss exposure is limited to total capital invested in the CMOs at any point in time.

           For additional information regarding CMOs refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Note H—CMO Borrowings" in the accompanying notes to the consolidated financial statements.

           Prior to the issuance of CMOs, we use reverse repurchase agreements as short-term financing. A reverse repurchase agreement acts as a financing vehicle under which we effectively pledge our mortgages as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At maturity of the reverse repurchase agreement, we are required to pay interest and repay the loan and in return, we receive our collateral. Our borrowing agreements require us to pledge cash, additional mortgages or additional investment securities backed by mortgages in the event the market value of existing collateral declines. We may be required to sell assets to reduce our borrowings to the extent that cash reserves are insufficient to cover such deficiencies in collateral.

           For additional information regarding reverse repurchase agreements refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Note G—Reverse Repurchase Agreements" in the accompanying notes to the consolidated financial statements.

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

           To mitigate our exposure to the effect of changing interest rates on cash flows on our adjustable rate CMO borrowings, we acquire derivatives in the form of interest rate swaps, or "swaps," interest rate cap agreements, or "caps" and interest rate floor agreements, or "floors," collectively, "derivatives." For additional information regarding interest rate risk management activities refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" and "Note O—Derivative Instruments" in the accompanying notes to the consolidated financial statements.

Mortgage Operations

           The mortgage operations acquire, originate, sell and securitize primarily adjustable rate and fixed rate Alt-A mortgages and, to a lesser extent B/C mortgages, from correspondents, mortgage bankers and brokers and retail customers.

           Correspondent Acquisition Channel.    The mortgage operations acquire adjustable rate and fixed rate Alt-A mortgages from its network of third party correspondents on a flow basis (loan-by-loan) or on a bulk basis (pool of multiple loans) from approved correspondent mortgage companies. Correspondents originate and close mortgages under the mortgage operations'

mortgage programs. Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations act as intermediaries between the originators of mortgages that may not meet the guidelines for purchase by Fannie Mae and Freddie Mac and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgages. The mortgage operations also acquire Alt-A mortgages on a bulk basis from approved correspondent sellers that are underwritten to guidelines substantially similar to Alt-A loan programs, but not specific to those of the mortgage operations.

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

           B/C Origination Channel.    The mortgage operations also originate B/C mortgages through a network of wholesale mortgage brokers and sells its mortgages to third party investors for cash gains. In January 2006, the B/C Wholesale and Retail Origination channels were combined under Impac Lending Group, a division of IFC.

Marketing Strategy

           We believe that we can compete effectively with other Alt-A mortgage conduits through our efficient loan purchasing process, flexible purchase commitment options, competitive pricing and by designing Alt-A mortgages that suit the needs of our correspondents, mortgage bankers, brokers and their borrowers. Our principal strategy is to expand our market position as a low-cost nationwide acquirer and originator of Alt-A mortgages, while continuing to emphasize an efficient centralized operating structure. To help accomplish this, we have developed a second-generation web-based automated underwriting and pricing system called Impac Direct Access System for Lending, or "iDASLg2." iDASLg2 substantially increases efficiencies for our customers and our mortgage operations by significantly decreasing the processing time for a mortgage while improving employee productivity and maintaining superior customer service.

           iDASLg2 is an interactive Internet-based system that allows our customers to automatically underwrite mortgages, enabling our customers to pre-qualify borrowers for various mortgage programs and receive automated approval decisions. iDASLg2 is intended to increase efficiencies not only for our customers but also for the mortgage operations by significantly decreasing the processing time for a mortgage. We believe iDASLg2 improves employee production and maintains superior customer service, which together leads to higher closing ratios, improved profit margins and increased profitability at all levels of our business operations. Most importantly, iDASLg2 allows us to move closer to our correspondents and mortgage bankers and brokers with minimal future capital investment while maintaining centralization, a key factor in the success of our operating strategy. All of our correspondents submit mortgages via iDASLg2 and all wholesale mortgages delivered by mortgage bankers and brokers are directly underwritten through iDASLg2. However, mortgages purchased on a bulk basis from approved correspondent sellers that may not be underwritten specifically to our Alt-A mortgage guidelines are not underwritten through iDASLg2.

           We also focus on expansion opportunities to attract correspondent originators, mortgage bankers, and brokers to our nationwide network in order to increase mortgage acquisitions and originations in a controlled manner. This allows us to shift the high fixed costs of interfacing with the homeowner to our correspondents, mortgage bankers and brokers. This marketing strategy is designed to accomplish the following three objectives:

  •
  attract a geographically diverse group of both large and small correspondent originators, mortgage bankers and brokers;

  •
  establish relationships with correspondents, mortgage bankers, and brokers that facilitate their ability to offer a variety of loan products designed by the mortgage operations; and

  •
  purchase mortgages, securitize and sell them in the secondary market, or to the long-term investment operations.

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

Underwriting

           We have developed comprehensive purchase guidelines for the acquisition and origination of mortgages. Each mortgage underwritten assesses the borrower's credit score and ability to repay the mortgage obligation and the adequacy of the mortgaged property as collateral for the mortgage. Subject to certain exceptions and the type of mortgage product, each purchased mortgage generally conforms to the loan parameters and eligibility requirements specified in our seller/servicer guide with respect to, among other things, loan amount, type of property, compliance, LTV ratio, mortgage insurance, credit history, debt service-to-income ratio, appraisal and loan documentation.

           All mortgages acquired or originated under our loan programs are underwritten either by our employees or by contracted mortgage services companies or delegated sellers. Under all of our underwriting methods, loan documentation requirements for verifying the borrower's income and assets vary according to LTV ratios and other factors. Generally, as the standards for required documentation are lowered, the borrowers' down payment requirements are increased and the required LTV ratios are decreased. The borrower is also required to have a stronger credit history, larger cash reserves and an appraisal of the property that may be validated by an enhanced desk or field review, depending on the loan program. Lending decisions are based on a risk analysis assessment after the review of the entire mortgage file. Each mortgage is individually underwritten with emphasis placed on the overall quality of the mortgage.

Seller Eligibility Requirements

           Mortgages acquired by the mortgage operations are originated by various sellers, including mortgage bankers, savings and loan associations and commercial banks. Sellers are required to meet certain regulatory, financial, insurance and performance requirements established by us before they are eligible to participate in our mortgage purchase programs. Sellers must also submit to periodic reviews to ensure continued compliance with these requirements. Our current criteria for seller participation generally includes a minimum tangible net worth requirement of $250,000, approval as a Fannie Mae or Freddie Mac seller/servicer in good standing, a Housing and Urban Development, or "HUD," approved mortgagee in good standing or a financial institution that is insured by the Federal Deposit Insurance Corporation, or "FDIC," or comparable federal or state agency, or that the seller is examined by a federal or state authority.

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

Mortgage Acquisitions and Originations

           Mortgages acquired and originated by the mortgage operations are adjustable rate and fixed rate Alt-A mortgages. A portion of Alt-A mortgages that are acquired and originated by the mortgage operations exceed the maximum principal balance for a conforming loan purchased by Fannie Mae or Freddie Mac, which was $417,000 as of November 29, 2005, and are referred to as "jumbo loans." We generally do not acquire or originate Alt-A mortgages with principal balances above $2.0 million. Alt-A mortgages generally consist of mortgages that are acquired and originated in accordance with underwriting or product guidelines that differ from those applied by Fannie Mae and Freddie Mac. Alt-A mortgages may involve greater risk as a result of different underwriting and product guidelines. Additionally, a portion of mortgages acquired and originated through the mortgage operations are B/C mortgages, which may entail greater credit risks than Alt-A mortgages. B/C mortgages represented 4% and 3% of total acquisitions and originations during 2005 and 2004, respectively.

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

           Residential mortgages acquired or originated by the mortgage operations are generally secured by first liens and, to a lesser extent, second liens on single-family residential properties with either adjustable rate or fixed rates of interest. FRMs have a constant interest rate over the life of the loan, which is generally 15 or 30 years. The interest rates on ARMs are typically tied to an index, such as six-month LIBOR, plus a spread and adjust periodically, subject to lifetime interest rate caps and periodic interest rate and payment caps. The initial interest rates on ARMs are typically lower than the average comparable FRM but may be higher than average comparable FRMs over the life of the loan. We acquire and originate mortgages with the following most common loan characteristics, although we may purchase mortgages with other interest rate, prepayment and maturity characteristics:

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

           The following table presents the mortgage operations' acquisitions and originations by loan characteristic for the periods indicated (in thousands):

	For the year ended December 31,
	2005		2004		2003
	Principal Balance	%	Principal Balance	%	Principal Balance	%
Mortgages by Type:
Fixed rate first trust deeds	$2,914,055	13	$1,968,502	9	$3,812,952	40
Fixed rate second trust deeds	1,189,145	5	755,913	3	181,173	2
Adjustable rate first trust deeds:
LIBOR ARM's (1)	2,776,787	12	3,382,978	15	1,611,392	17
LIBOR hybrid ARM's (1)	14,437,507	65	16,105,711	73	3,919,604	41
Option ARM's	838,343	4	-	-	-	-

Total adjustable rate first trust deeds	18,052,637	81	19,488,689	88	5,530,996	58
Adjustable rate second trust deeds	154,766	1	-	-	-	-

Total adjustable rate first & second trust deeds	18,207,403	82	19,488,689	88	5,530,996	58

Total mortgage acquisitions and originations	$22,310,603	100	$22,213,104	100	$9,525,121	100

Mortgages by Channel:
Correspondent acquisitions:
Flow acquisitions	$8,386,911	37	$10,996,260	50	$5,399,428	57
Bulk acquisitions	10,659,756	48	8,537,504	38	2,159,116	23

Total correspondent acquisitions	19,046,667	85	19,533,764	88	7,558,544	80

Wholesale and retail originations	2,431,382	11	1,994,569	9	1,468,697	15
B/C originations (2)	832,554	4	684,771	3	497,880	5

Total mortgage acquisitions and originations	$22,310,603	100	$22,213,104	100	$9,525,121	100

Mortgage by Credit Quality:
Alt-A mortgages	$21,460,424	96	$21,453,383	97	$8,988,018	94
B/C mortgages	850,179	4	759,721	3	537,103	6

Total mortgage acquisitions and originations	$22,310,603	100	$22,213,104	100	$9,525,121	100

Mortgage by Purpose:
Purchase	$13,469,872	60	$13,373,840	60	$4,683,202	49
Refinance	8,840,731	40	8,839,264	40	4,841,919	51

Total mortgage acquisitions and originations	$22,310,603	100	$22,213,104	100	$9,525,121	100

Mortgages with Prepayment Penalty:
With prepayment penalty	$16,071,802	72	$15,965,959	72	$7,165,949	75
Without prepayment penalty	6,238,801	28	6,247,145	28	2,359,172	25

Total mortgage acquisitions and originations	$22,310,603	100	$22,213,104	100	$9,525,121	100

(1)
Primarily includes mortgages indexed to one-, three- and six-month LIBOR and one-year LIBOR. Also includes minimal amounts of mortgages indexed to the prime lending rate and constant maturity Treasury index.
(2)
These mortgages were subsequently sold to third party investors on a whole loan basis.

           Our mortgage acquisition and origination activities focus on those regions of the country where higher volumes of Alt-A mortgages are originated including California, Florida, New York, Colorado, New Jersey, Maryland, Virginia, Illinois, Arizona and Nevada. During the years ended December 31, 2005 and 2004, 54% and 61%, respectively, of mortgage acquisitions and originations were secured by properties located in California, and 11% and 8%, respectively, were secured by properties located in Florida.

           Of the $22.3 billion in principal balance of mortgages acquired and originated in 2005, $10.2 billion, or 46%, were acquired from our top ten correspondents. Decision One Mortgage accounted for $2.2 billion, or 10% of mortgages acquired and originated by the mortgage operations in 2005. No other correspondents, banker or broker accounted for more than 10% of the total mortgages acquired and originated by the mortgage operations in 2005.

Securitization and Sales

           After acquiring mortgages from correspondents on a flow or bulk basis and originating mortgages through wholesale and retail channels, the mortgage operations securitize or sell mortgages to permanent investors. The mortgage operations sell much of its ARM acquisitions to the long-term investment operations at prices comparable to prices available from third party investors at the date of sale. When a sufficient volume of FRMs with similar characteristics has been accumulated, generally $100 million to $350 million, the mortgage operations may (1) sell bulk packages, referred to as whole loan sales, to third party investors, (2) securitize mortgages through the issuance of mortgage-backed securities in the form of REMICs, or (3) sell them to the long-term investment operations.

           During 2005, the mortgage operations sold $12.2 billion in principal balance of mortgages to the long-term investment operations, sold $8.1 billion in principal balance of mortgages as whole loan sales and sold $633.9 million in principal balance of mortgages as a REMIC. Generally, the mortgage operations sell all of its mortgage acquisitions and originations to third party investors as servicing released, which means that it does not retain primary mortgage servicing rights. However, the mortgage operations does retain rights as master servicer for its securitizations, see "Master Servicing" below.

           The period of time between when we commit to purchase mortgages and the time we sell or securitize mortgages generally ranges from 15 to 45 days, depending on certain factors, including the length of the purchase commitment period, volume by product type and the securitization process. REMIC securities generally consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. REMICs created by us are structured so that one or more of the classes of securities are rated investment grade by at least one nationally recognized rating agency. The ratings for our REMICs are based upon the perceived credit risk by the applicable rating agency of the underlying mortgages, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on mortgages as required by law or a bankruptcy court.

Master Servicing

           We retain master servicing rights on substantially all of our Alt-A and multi-family mortgage acquisitions and originations. Our function as master servicer includes collecting loan payments from loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or loans master serviced. In addition, as master servicer, we monitor compliance with our servicing guidelines and are required to perform, or to contract with a third party to perform, all obligations not adequately performed by any loan servicer. We may also be required to advance funds or we may cause our loan servicers to advance funds to cover interest payments not received from borrowers depending on the status of their mortgages. We also earn income or incur expense on principal and interest payments we receive from our borrowers until those payments are remitted to the investors in those mortgages. Master servicing fees are generally 0.03% per annum on the declining principal balances of the loans serviced. At year-end 2005, we master serviced approximately 115,000 mortgages with a principal balance of approximately $28.4 billion.

           The following table presents the amount of delinquent mortgages, both those sold to third parties and those we own, in our master servicing portfolio for the periods indicated (dollars in thousands):

	As of December 31,
	2005		2004		2003
	Principal Balance of Mortgage	% of Master Servicing Portfolio	Principal Balance of Mortgage	% of Master Servicing Portfolio	Principal Balance of Mortgage	% of Master Servicing Portfolio
Loans delinquent for:
60-89 days	$379,848	1.34%	$205,486	0.72%	$105,455	0.76%
90 days and over	265,085	0.93%	87,277	0.31%	87,297	0.63%

Total 60 days and over	644,933	2.27%	292,763	1.03%	192,752	1.39%
Foreclosures pending	308,965	1.09%	258,189	0.91%	158,261	1.14%
Bankruptcies pending	50,314	0.17%	23,807	0.08%	19,912	0.14%

Total	$1,004,212	3.53%	$574,759	2.02%	$370,925	2.67%

Servicing

           We sell or subcontract all of our servicing obligations to independent third parties pursuant to sub-servicing agreements. We believe that the sale of servicing rights or the selection of third-party sub-servicers is more effective than establishing a servicing department within our mortgage operations. However, part of our responsibility is to continually monitor the performance of servicers or sub-servicers through performance reviews and regular site visits. Depending on our reviews, we may in the future rely on our internal default management group to take an ever more active role to assist servicers or sub-servicers in the servicing of our mortgages. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of un-remedied defaults in accordance with our guidelines. Servicing fees are charged on the declining principal balances of loans serviced and generally range from 0.25% per annum for FRMs, 0.375% per annum for ARMs, 0.50% per annum for B/C mortgages and 0.75% per annum for properties secured by second liens. To the extent the mortgage operations finance the acquisition of mortgages with facilities provided by the warehouse lending operations, the mortgage operations pledges mortgages and the related servicing rights to the warehouse lending operations as collateral. As a result, the warehouse lending operations have an absolute right to control the servicing of such mortgages, including the right to collect payments on the underlying mortgages, and to foreclose upon the underlying real property in the case of default. Typically, the warehouse lending operations delegate its right to service the mortgages securing the facility to the mortgage operations.

           The following table presents information regarding our mortgage servicing portfolio which includes our mortgages held-for-sale and mortgages held for long-term investment for the periods shown (dollars in millions, except average loan size):

	For the year ended December 31,
	2005	2004	2003
Beginning servicing portfolio	$1,690.8	$1,402.1	$2,653.4
Add: Loan acquisitions and originations	22,310.6	22,213.1	9,525.1
Less: Servicing transferred and principal repayment (1)	(21,793.0)	(21,924.4)	(10,776.4)

Ending servicing portfolio	$2,208.4	$1,690.8	$1,402.1

Number of loans serviced	10,892	9,256	6,695
Average loan size	$203,000	$183,000	$209,000
Weighted average coupon rate	6.39%	6.62%	6.28%

(1)
Includes the sale of mortgages on a servicing released basis, the sale of servicing rights on mortgages owned and scheduled and unscheduled principal repayments.

Interest Rate Risk Management

           The mortgage operations manage interest rate risk and price volatility on its pipeline of rate-locked mortgage loans, or "mortgage pipeline," during the time it commits to acquire or originate mortgages at a pre-determined rate and the time it sells the mortgage loans. To mitigate interest rate and price volatility risks, the mortgage operations may enter into derivatives. The nature and quantity of derivatives are determined based on various factors, including expected pull-through, price sensitivity, market conditions, and the expected volume of mortgage acquisitions and originations. For additional information regarding interest rate risk management activities refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" and "Note O—Derivative Instruments" in the accompanying notes to the consolidated financial statements.

Warehouse Lending Operations

           The warehouse lending operations provide warehouse lines of credit to affiliated companies and reverse repurchase financing to approved non-affiliated mortgage bankers, or "non-affiliated clients," some of which are correspondents of the mortgage operations, to finance mortgages during the time from the closing of the mortgages to sale or other settlement with pre-approved investors. The warehouse lending operations rely mainly on the sale or liquidation of the mortgages as a source of repayment. Any claim of the warehouse lending operations as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Borrowings under these facilities are presented on our balance sheet as finance receivables. Terms of non-affiliated clients' repurchase facilities, including the commitment amount, are determined based upon the financial strength, historical performance and other qualifications of the borrower. As of December 31, 2005, the warehouse lending operations had approved facilities to non-affiliated clients of $691.5 million, of which $350.2 million was outstanding, as compared to $738.7 million and $471.8 million, respectively, as of December 31, 2004.

Regulation

           We establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and determine maximum loan amounts. Our mortgage acquisition and origination activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Credit Reporting Act, Fair and Accurate Credit Transaction Act, Fair Housing Act, Gramm-Leach, Bliley Act, Telephone Consumer Protection Act, Can Spam Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act and the regulations promulgated there-under. These laws and regulations, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service, limit payment for settlement services to the reasonable value of the services rendered and goods furnished, restrict the marketing practices we may use to find customers, require us to safeguard non-public information about our customers and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, price and income level. Our mortgage acquisition and origination activities are also subject to state and local laws and regulations, including state licensing laws, anti-predatory lending laws, and may also be subject to applicable state usury statutes. IFC is an approved Fannie Mae seller/servicer, an approved servicer of Freddie Mac, and an approved Housing and Urban Development "HUD" lender. In addition, IFC is required annually to submit to Fannie Mae, Freddie Mac, and HUD audited financial statements, or the equivalent, according to the financial reporting requirements of each regulatory entity for its sellers/ servicers. IFC's affairs are also subject to examination by Fannie Mae and Freddie Mac at any time to assure compliance with applicable regulations, policies and procedures.

           On December 15, 2004, the Securities and Exchange Commission (SEC) approved the final regulations covering the registration, disclosure, communications, and reporting requirements for for asset-backed securities ("Regulation AB"), which became effective January 1, 2006. The new rules contain several new disclosure requirements, including requirements to provide historical financial data with respect to either previously securitized pools of the same asset class or prior originations and information with respect to the background, experience and roles of the various transaction parties, including those involved in the origination, sale or servicing of the loans in the securitized pool. Moreover, annual assessments of compliance with enhanced servicing criteria by servicers and attestation reports from an independent accounting firm must be obtained with respect to securitized pools of our mortgage loans.

Competition

           In acquiring and originating Alt-A mortgages and issuing securities backed by such loans, we compete with other established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers and brokers, insurance companies, other lenders and other entities purchasing mortgage assets. As the Federal Reserve continues to raise interest rates at a measured pace and the number of mortgage refinance opportunities diminish, the mortgage industry may experience a consolidation that may reduce the number of current correspondents and independent mortgage bankers and brokers available to the mortgage operations, reducing our potential customer base and resulting in the mortgage operations acquiring and originating a larger percentage of mortgages from a smaller number of customers. In addition, until a consolidation occurs in the mortgage industry, price competition among competitors can affect the profitability on the sale of mortgage loans or the return on investments as mortgage lenders are willing to cut their profitability margins to maintain current production levels. Changes of this nature could negatively impact our businesses.

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

           Competition can take place on various levels, including convenience in obtaining a mortgage, service, marketing, origination channels and pricing. We depend primarily on correspondents and independent mortgage bankers and brokers for the acquisition and origination of mortgages. These independent mortgage bankers and brokers deal with multiple lenders for each prospective borrower. We compete with these lenders for the independent bankers and brokers' business on the basis of price, service, loan fees, costs and other factors. Our competitors also seek to establish relationships with such bankers and brokers, who are not obligated by contract or otherwise to do business with us. Many of the institutions with which we compete in our mortgage operations and warehouse lending operations have significantly greater financial resources than we have. However, we can compete effectively with other Alt-A mortgage conduits through our efficient loan purchasing process, flexible purchase commitment options and competitive pricing and by designing Alt-A mortgage programs that suit the needs of our correspondents and their borrowers, which is intended to provide sufficient credit quality to our investors.

           Risk factors, as outlined below, provide additional information related to risks associated with competition in the mortgage banking industry.

Employees

           As of December 31, 2005, we had a total of 989 full-time, part-time, temporary and contract employees. Management believes that relations with its employees are good. We are not a party to any collective bargaining agreements.

Revisions in Policies and Strategies

           Our board of directors has approved our investment and operating policies and strategies. Our core operations involve the acquisition and origination of mortgages and their subsequent securitization and sale. We also act as a warehouse lender providing financing facilities to mortgage originators. These operations and their associated policies and strategies, are further described herein. Our board of directors has delegated asset/liability management to the Asset/Liability Committee, or "ALCO," which reports to the board of directors at least quarterly. See a further discussion of ALCO in Item 7. "Management's Discussion of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." Any of our policies, strategies and activities may be modified or waived by our board of directors without stockholder consent. Developments in the market, which affect the policies and strategies mentioned herein or which change our assessment of the market, may cause our board of directors to revise our policies and financing strategies.

           We have elected to qualify as a REIT for tax purposes. We have adopted certain compliance guidelines to ensure we maintain our REIT status which include limitations on the acquisition, holding and sale of certain assets.

           The long-term investment operations primarily invest in Alt-A and multi-family mortgages. The long-term investment operation does not limit the proportion of its assets that may be invested in each type of mortgage.

           We closely monitor our acquisition and investment in mortgage assets and the sources of our income, including income or expense from interest rate risk management strategies, to ensure at all times that we maintain our qualifications as a REIT. We have developed certain accounting systems and testing procedures to facilitate our ongoing compliance with the REIT provisions of the Internal Revenue Code. No changes in our investment policies, including credit criteria for mortgage asset investments, may be made without the approval of our board of directors.

           We may at times and on terms that our board of directors deems appropriate:

  •
  Issue senior securities – In 2004, we issued 2,000,000 shares of our 9.375% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share. In 2004 and 2005, we issued an aggregate of 4,300,000 shares and 71,200 shares respectively, of our 9.125% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share;

  •
  Borrow money – We finance our operations in large part through the issuance of CMOs and short-term borrowings under reverse repurchase agreements;

  •
  Make loans to other persons – The warehouse lending operations provide financing to affiliated companies and to approved non-affiliated clients, some of which are correspondents of the mortgage operations, to finance mortgages during the time from the closing of the mortgages to their sale or other settlement with pre-approved investors;

  •
  Engage in the purchase and sale of investments – In connection with the issuance of mortgage-backed securities by our mortgage operations in the form of REMICs, our long-term investment operations may retain senior or subordinated securities on a short- or long-term basis;

  •
  Repurchase or otherwise reacquire our shares or other securities in the future – During 2003, we did not repurchase any shares of common stock. In February of 2004, the share repurchase program was cancelled by our board of directors. During 2005, we adopted a repurchase plan to repurchase up to 5.0 million shares of our common stock in the open market. As of the date of the filing of this report, we have not repurchased any shares of common stock; and

  •
  Issue common stock and other securities – During 2005 and 2004, we issued an aggregate of 363,700 shares and 18.4 million shares of common stock, respectively. During 2005, we formed four wholly-owned trust subsidiaries for the purposes of issuing an aggregate of $96.3 million of trust preferred securities.

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

ITEM 1.A. RISK FACTORS

           Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Note B—Mortgages Held-for-Sale," "Note C—CMO Collateral," "Note D—Mortgages Held-for-Investment," and "Note E—Allowance for Loan Losses" and in the accompanying notes to the consolidated financial statements.

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

           During periods of disruption in the financial markets, the mortgage industry may experience substantial turmoil as a result of a lack of liquidity in the secondary markets. At such times, investors may be unwilling to purchase interests in securitizations due, in part, to:

  •
  the lack of financing to acquire these securitization interests;

  •
  the widening of returns expected by institutional investors on securitization interests over the prevailing Treasury rate; and

  •
  market uncertainty.

           As a result, during these periods, many mortgage originators, including us, may be unable to access the securitization market on favorable terms. This may result in some companies declaring bankruptcy. Some companies, like us, may be required to sell loans on a whole loan basis and liquidate holdings of mortgage-backed securities to repay short-term borrowings. However, the large amount of mortgages available for sale on a whole loan basis may create an oversupply and affect the pricing offered for these mortgages, which in turn may reduce the value of the collateral underlying the financing facilities. Therefore, many providers of financing facilities may initiate margin calls. Margin calls may result when our lenders evaluate the market value of the collateral securing our financing facilities and require us to provide them with additional equity or collateral to secure our borrowings.

           Our financing facilities are short-term borrowings and in the event of a market disruption, many traditional providers of financing facilities may be unwilling to provide facilities on favorable terms, or at all. Our current financing facilities continue to be short-term borrowings and we expect this to continue. If we cannot renew or replace maturing borrowings, we may have to sell, on a whole loan basis, the loans securing these facilities, which, depending upon market conditions may result in substantial losses.

Increased levels of early prepayments of mortgages may accelerate our amortization expenses and decrease our net interest income.

           Mortgage prepayments generally increase on our ARMs when fixed mortgage interest rates fall below the then-current interest rates on outstanding ARMs or fully indexed ARMs. Prepayments on mortgages are also affected by the terms and credit grades of the mortgages, their interest rate reset date, conditions in the financial markets, housing appreciation and general economic conditions. If we acquire mortgages at a premium and they are subsequently prepaid, we must expense the unamortized premium at the time of the prepayment. We could possibly lose the opportunity to earn interest at a higher rate over the expected life of the mortgage. Also, if prepayments on mortgages increase when interest rates are declining, our net interest income may decrease if we cannot reinvest the prepayments in mortgage assets with comparable net interest margins. If prepayment rates differ from our projections, we may experience a change in net earnings due to a change in the ratio of derivatives to the related mortgages. This may result in a reduction of cash flows from our mortgage loans net of financing costs as we have a higher percentage of derivative costs related to these loans than originally projected.

           We generally acquire mortgages on a servicing released basis, meaning we acquire both the mortgages and the rights to service them. This strategy requires us to pay a higher purchase price or premium for the mortgages. If the mortgages that we acquire at a premium prepay faster than originally projected GAAP requires us to write down the remaining capitalized premium amounts at a faster speed than was originally projected, which would decrease our current net interest income.

Interest rate fluctuations may adversely affect our operating results.

           Our operations, as a mortgage loan acquirer and originator, an investor in mortgage loans or a warehouse lender, may be adversely affected by rising and falling interest rates. Interest rates have been historically low over the past few years; however increases in interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. For example, during 2005, the Federal Reserve Bank increased short term rates a total of 200 basis points. This has decreased the amount of mortgages available to be acquired or originated by our mortgage operations and has decreased the demand for repurchase financing provided by our warehouse lending operations, which adversely affects our operating results if we are not able to commensurately increase our market share. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgages at lower long-term fixed interest rates. Increased loan prepayments could lead to a reduction in the number of loans in our long-term mortgage portfolio and reduce our net interest income. Rising interest rates may also increase delinquencies, foreclosures and losses on our adjustable rate mortgages.

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

           We rely significantly upon securitizations to generate cash proceeds to repay borrowings and replenish our borrowing capacity. If there is a delay in a securitization closing or any reduction in our ability to complete securitizations we may be required to utilize other sources of financing, which, if available at all, may not be on similar terms. In addition, delays in closing mortgage sales or securitizations of our mortgages increase our risk by exposing us to credit and interest rate risks for this extended period of time. Furthermore, gains on sales from certain of our securitizations represent a significant portion of the taxable income dividend to the REIT from our taxable REIT subsidiary, IFC. Several factors could affect our ability to complete securitizations of our mortgages, including:

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

           The market for first loss risk securities, which are securities that take the first loss when mortgages are not paid by the borrowers, is generally limited. In connection with our REMIC securitizations, we may not sell all securities subjecting us to a first loss risk. If we do not sell these securities, we may hold them for an extended period, subjecting us to a first loss risk.

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

           Additionally, the rates paid on our borrowings and the rates received on our assets may be based upon different indices. Our long-term mortgage portfolio includes mortgages that are one-, three- and six-month LIBOR and one-year LIBOR hybrid ARMs. These are mortgages with fixed interest rates for an initial period of time, after which they begin bearing interest based upon short-term interest rate indices and adjust periodically. We generally fund mortgages with adjustable interest rate borrowings having interest rates that are indexed to short-term interest rates, typically one-month LIBOR, and adjust periodically at various intervals. During 2005, borrowing costs on adjustable rate CMO borrowings, which are tied to one month LIBOR and reprice monthly without limitation, rose at a faster pace than coupons on LIBOR ARMs securing CMO borrowings, which generally reprice every six months with limitation. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings and it increases faster than the indices used to determine the rates on our assets (i.e., the increase is not offset by a corresponding increase in the rates at which interest accrues on our assets) or is not offset by various cash payments on interest rate derivatives that we have in place at any given time, our net earnings will decrease or we will have net losses.

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

           To mitigate interest rate risks associated with our mortgage and long-term investment operations, we enter into transactions designed to limit our exposure to interest rate risks. To mitigate the interest rate risks associated with adjustable rate borrowings, we attempt to match the interest rate sensitivities of our ARMs with the associated financing liabilities. Management determines the nature and quantity of derivative transactions based on various factors, including market conditions and the expected volume of mortgage acquisitions. While we believe that we properly manage our interest rate risk on an economic and tax basis, we have elected not to achieve hedge accounting, as established by the Financial Accounting Standards Board, or FASB," under the provisions of Statement of Financial Accounting Standards No. 133, or "SFAS 133," for our interest rate risk management activities in our financial statements. The effect of not applying hedge accounting means that our interest rate risk management activities may result in significant volatility in our quarterly net earnings as interest rates go up or down. It is possible that there will be periods during which we will incur losses on derivative transactions that may result in net losses, as was the case in 2001 after the restatement of our consolidated financial statements, and for the three months ended June 30, 2005. In addition, if the counter parties to our derivative transactions are unable to perform according to the terms of the contracts, we may incur losses. Our derivative transactions may not offset the risk of adverse changes in our net interest margins.

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

Our mortgage products may expose us to greater credit risks.

           We are an acquirer and originator of Alt-A mortgages, and to a lesser extent, multi-family and B/C mortgages. These are mortgages that generally may not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac or "conforming loans". Our operations may be negatively affected due to our investments in these mortgages. Credit risks associated with these mortgages may be greater than those associated with conforming mortgages. The interest rates we charge on these mortgages are often higher than those charged for conforming loans in order to compensate for the higher risk and lower liquidity. Lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold. By doing this, we assume the potential risk of increased delinquency rates and/or credit losses as well as interest rate risk. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and/or credit losses. We also have loan programs that allow a borrower to pay only the interest attributable to his loan for a set period of time. If there is a decline in real estate values borrowers may default on these types of loans since they have not reduced their principal balances, which, therefore, could exceed the value of their property. In addition, a reduction in property values would also cause an increase in the LTV ratio for that loan which could have the effect of reducing the value of that loan.

           There has been an increase in production of our loan product which is characterized as "interest only" and option ARM loans. There have been recent announcements by federal regulators concerning interest-only loan programs, option ARM loan programs and other ARM loans with deeply discounted initial rates and/or negative amortization features. There is increasing public policy debate focused on the rapid increase in the use of loans with interest-only features that require no amortization of principal for a protracted period or loans with potential negative amortization features, such as option payment ARMs. Already one rating agency (Standard & Poors) has required greater credit enhancements for securitization pools that are backed by option ARMs. These could lead to the loan product becoming less available as financing options and hence this could have a material affect on the value of such products.

Our multi-family and commercial mortgages may expose us to increased lending risks.

           Generally, we consider multi-family and commercial mortgages to involve a higher degree of risk compared to first mortgages on one- to four-family, owner occupied residential properties. These mortgages have higher risks than mortgages secured by residential real estate because repayment of the mortgages often depends on the successful operations and the income stream of the borrowers. Furthermore, multi-family and commercial mortgages typically involve larger mortgage balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgages.

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

Lending to non-conforming borrowers may expose us to a higher risk of delinquencies, foreclosures and losses.

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

           Retaining mortgages as collateral for CMOs exposes our operations to greater credit losses than does the use of other securitization techniques that are treated as sales because as the equity holder in the security, we are allocated losses from the liquidation of defaulted loans first, prior to any other security holder. Although our liability under a collateralized mortgage obligation is limited to the collateral used to create the collateralized mortgage obligation, we generally are required to make a cash equity investment to fund collateral in excess of the amount of the securities issued in order to obtain the appropriate credit ratings for the securities being sold, and therefore obtain the lowest interest rate available, on the CMOs. If we experience greater credit losses than expected on the pool of loans subject to the CMO, the value of our equity investment will decrease and we may have to increase the allowance for loan losses on our financial statements.

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

           We do not set limitations on the percentage of our long-term mortgage portfolio composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. A majority of our mortgage acquisitions and originations, long-term mortgage portfolio and finance receivables are secured by properties in California and, to a lesser extent, Florida. Certain parts of California have experienced an economic downturn in past years and California and Florida have suffered the effects of certain natural hazards.

           Furthermore, if borrowers are not insured for natural disasters, which are typically not covered by standard hazard insurance policies, then they may not be able to repair the property or may stop paying their mortgages if the property is damaged. This would cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters. This would have a material adverse effect on our results of operations or financial condition. As a result of the hurricanes during 2005, we have provided a specific reserve of $12.8 million to record an estimated loss exposure for 886 properties securing a total unpaid principal balance of $183.7 million in the affected areas. Declines in those residential real estate markets may reduce the values of the properties collateralizing the mortgages, increase foreclosures and losses and have material adverse effect on our results of operations or financial condition.

Representations and warranties made by us in our loan sales and securitizations may subject us to liability.

           In connection with our loan sales to third parties and our securitizations, we transfer mortgages acquired and originated by us to the third parties or into a trust in exchange for cash and, in the case of a CMO, residual certificates issued by the trust. The trustee or purchaser will have recourse to us with respect to the breach of the standard representations and warranties made by us at the time such mortgages are transferred. While we may have recourse to our customers for any such breaches, there can be no assurance of our customers' abilities to honor their respective obligations. Also, we engage in bulk whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We generally limit the potential remedies of such purchasers to the potential remedies we receive from the customers from whom we acquired or originated the mortgages. However, in some cases, the remedies available to a purchaser of mortgages from us may be broader than those available to us against the sellers of the mortgages and should a purchaser enforce its remedies against us, we are not always able to enforce whatever remedies we have against our customers. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount.

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

           The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the Alt-A, B/C and multi-family mortgage industry. Competition in the industry can take many forms, including interest rates and costs of a loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. Our failure to maintain our customer service levels may affect our ability to effectively compete in the mortgage industry. Price competition would lower the interest rates that we are able to charge borrowers, which would lower our interest income and/or our gain on sale of mortgage loans. Price-cutting or discounting reduces profits and will depress earnings if sustained for any length of time. If our competition uses less stringent underwriting standards we will be pressured to do so as well, resulting in greater loan risk without being able to price for that greater risk. Our competitors may lower their underwriting standards to increase their market share. If we do not relax underwriting standards in the face of competition, we may lose market share. Increased competition may also reduce the volume of our loan originations and acquisitions. Any increase in these pricing and credit pressures could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

           Since January 10, 2006, several purported class action complaints have been filed against us and our executive officers and directors. The complaints, which are brought on behalf of persons who acquired common stock during the period of May 13, 2005 through August 9, 2005, generally allege violations of the federal securities laws due to allegedly false and misleading statements or omissions, related to the Company's financial condition and future prospects. Since February 1, 2006 derivative shareholder actions have also been filed against our officers and directors alleging breach of fiduciary duty, abuse of control, unjust enrichment and other related claims.

           These actions are in the early stages of litigation and, accordingly, it is difficult to predict the outcome or resolution of these matters or the timing for their resolution. We expect to incur defense costs and other expenses in connection with the class action lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management's efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matters.

           We believe we have meritorious defenses to the actions and intend to defend against them vigorously; however, an adverse judgment in any of these matters could have a material adverse effect on us.

We may incur losses in the future.

           During the years ended December 31, 2001 and 2000, we experienced net losses of $2.2 million and $54.5 million. The 2001 loss was related to a loss on derivatives and the 2000 loss was the result of write-downs of non-performing investment securities secured by mortgages and additional increases in the provision for loan losses to provide for the deterioration of the performance of collateral supporting specific investment securities for 2000. During the year ended December 31, 1998, we experienced a net loss of $5.9 million primarily as the mortgage industry experienced substantial turmoil as a result of a lack of liquidity in the secondary markets, which caused us to sell mortgages at losses to meet margin calls on our financing facilities. We cannot be certain that revenues will remain at current levels or improve or that we will generate net earnings in the future, which could prevent us from effectuating our business strategy.

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

We are exposed to potential fraud and credit losses in providing repurchase financing.

           As a warehouse lender, we lend money to mortgage bankers on a secured basis and we are subject to the risks associated with lending to mortgage bankers, including the risks of fraud, borrower default and bankruptcy, any of which could result in credit losses for us. Fraud risk may include, but is not limited to, the financing of nonexistent loans or fictitious mortgage loan transactions or the delivery to us of fraudulent collateral that could result in the loss of all sums we have advanced to the borrower. For example, during 2004, the warehouse lending operations had a specific allowance for loan losses of $10.7 million for impaired repurchase advances. Also, our claims as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay.

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

           In a securitization, relevant agreements permit us to be terminated as servicer or master servicer under specific conditions described in these agreements. If, as a result of a servicer or sub-servicer's failure to perform adequately, we were terminated as master servicer of a securitization, the value of any master servicing rights held by us would be adversely affected.

We face risks related to our recent accounting restatements.

           On July 22, 2004, we publicly announced that we had discovered accounting inaccuracies in previously reported financial statements. As a result, following consultation with our auditors, we decided to restate our financial statements for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003, the three and nine months ended September 30, 2003 and for each of the years ended December 31, 2003, 2002 and 2001. The restatements related to a correction to our revenue recognition policy with respect to the cash sales of mortgage servicing rights to unrelated third parties when the mortgage loans are retained, our accounting for derivatives and interest rate risk management activities, the accounting for loan purchase commitments as derivatives and selected elimination entries to consolidate IFC with that of IMH. We also corrected a clerical error in the calculation of earnings per share for the six months ended June 30, 2004.

           The restatement of our financial statements could lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing, such as lines of credit or otherwise. We may not be able to effectuate our current operating strategy, including the ability to originate, acquire or securitize mortgage loans for retention or sale at projected levels. The occurence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

We are exposed to environmental liabilities, with respect to properties that we take title to upon foreclosure, that could increase our costs of doing business and harm our results of operations.

           In the course of our activities, we may foreclose and take title to residential properties and become subject to environmental or mold liabilities with respect to those properties. The laws and regulations related to mold or environmental contamination often impose liability without regard to responsibility for the contamination. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with mold or environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. Moreover, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based upon damages and costs resulting from mold or environmental contamination emanating from the property. If we ever become subject to significant mold or environmental liabilities, our business, financial condition, liquidity and results of operations could be significantly harmed.

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

If we fail to maintain effective systems of internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud, which could cause current and potential shareholders to lose confidence in our financial reporting, adversely affect the trading price of our securities or harm our operating results.

           Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Any failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results, or cause us to fail to meet our reporting obligations. Furthermore, if we do not have effective internal control over financial reporting, our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal control over financial reporting. In the past, we have reported, and may discover in the future, material weaknesses in our internal control over financial reporting.

           Ineffective internal control over financial reporting and disclosure controls and procedures could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities or affect our ability to access the capital markets and could result in regulatory proceedings against us by, among others, the SEC. In addition, a material weakness in internal control over financial reporting, which may lead to deficiencies in the preparation of financial statements, could lead to litigation claims against us. The defense of any such claims may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses. Such events could harm our business, affect our ability to raise capital and adversely affect the trading price of our securities.

Regulatory Risks

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

           Similarly, it is possible borrowers may assert that the loan forms we use or acquire, including forms for "interest-only" and "option ARM' loans for which there is little standardization or uniformity, fail to properly describe the transactions they intended, or that our forms fail to comply with applicable consumer protection statutes or other federal and state laws. This could result in liability for violations of certain provisions of federal and state consumer protection laws and our inability to sell the loans and our obligation to repurchase the loans or indemnify the purchasers.

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

           Some states and local governments have enacted, or may enact, laws or regulations that prohibit inclusion of some provisions in mortgage loans that have mortgage rates or origination costs in excess of prescribed levels, and require that borrowers be given certain disclosures prior to the consummation of such mortgage loans. Our failure to comply with these laws could subject us to monetary penalties and could result in the borrowers rescinding the mortgage loans, whether held by us or subsequent holders. Lawsuits have been brought in various states making claims against assignees of these loans for violations of state law. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a "net tangible benefit" to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten and impact the way in which a loan is underwritten. The remedies for violations of these laws are not based solely on actual harm to the consumer and can result in damages that exceed the loan balance. Liability for violations of HOEPA, as well as violations of many of the state and local equivalents, could extend not only to us, but to our secured warehouse lenders, institutional loan purchasers, securitization trusts that hold our loans and other assignees, regardless of whether such assignee knew of or participated in the violation.

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

           In addition to changes to legal requirements contained in statutes, regulations, case law, and other sources of law, changes in the investigation or enforcement policies of federal and state regulatory agencies could impact the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. For example, various state and federal agencies have initiated regulatory enforcement proceedings against mortgage companies for engaging in business practices that were not specifically or clearly proscribed by law, but which in the judgment of the regulatory agencies were unfair or deceptive to consumers. Federal and state regulatory agencies might also determine in the future that certain of our business practices not presently proscribed by any law and not the subject of previous enforcement actions are unfair or deceptive to consumers. If this happens, it could impact the activities in which we may engage, how we carry out those activities, and our profitability. We might also be required to pay fines, make reimbursements, and make other payments to third parties for past business practices. Additionally, if an administrative enforcement proceeding were to result in us having to discontinue or alter certain business practices, then we might be placed at a competitive disadvantage vis-à-vis competitors who are not required to make comparable changes to their business practices. This competitive disadvantage could be most acute if the business practices that we are required to discontinue or change are not clearly proscribed by any federal or state law of general applicability.

New Criteria May Effect the Value or Marketability of Certain of Our Loan Products

           The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the National Credit Union Administration (none of whom regulate IMH) jointly issued draft guidance to promote sound credit risk management practices. The guidance cautions lenders to consider all relevant risk factors when establishing underwriting guidelines, including a borrower's income and debt levels, credit score as well as the loan size, collateral value, lien position and property type and location. It stresses that prudently underwritten home equity loans should include an evaluation of a borrower's capacity to adequately service the debt, and that reliance on a credit score is insufficient because it relies on historical financial performance not present capacity to pay. While not specifically applicable to IMH, the guidance is instructive of the regulatory climate covering low and no documentation loans, which IMH does acquire and originate, and hence it may affect our ability to sell these loans to third parties, should we elect to sell them. If we were required to make these changes to our business practices, it might affect the business activities in which we may engage and the profitability of those activities. Furthermore, some of the institutions from which we purchase or to which we sell nontraditional mortgage products might be among the institutions directly subject to the Guidance. Our business could be adversely impacted if these institutions are required to make changes to their business practices and policies relative to nontraditional mortgage products. For example, if entities from which we purchase our loans are required to change their origination guidelines thereby affecting the volume, diversity and quality of loans available for purchase by us, or if purchasers of our mortgage loans are required to make changes to the purchasing policies then our ability to sell mortgage loans, our profitability and our credit risk exposure could be adversely impacted.

           There has been an increase in production of loan products which we characterize as "interest-only" and "option-ARM" loans. There is increasing public policy debate over loans with interest-only features that require no amortization of principal for a protracted period and loans with potential negative amortization features, such as option payment ARMs. There is a risk that this debate will lead to the enactment of laws which limit our ability to continue producing these loan products at our present levels, or which augment the risks of legal liability that we face in connection with such loan products. Further, one rating agency has required greater credit enhancements for securitization pools that are backed by option ARMS, actions such as this by rating agencies can impact the profitability of originating or dealing in these loan products.

We may be subject to fines or other penalties based upon the conduct of our independent brokers or correspondents.

           The mortgage brokers and correspondents from which we obtain mortgages have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders or an acquirer of the loan responsible for the legal violations of mortgage bankers and brokers, increasingly federal and state agencies have sought to impose such liability. Previously, for example, the United States Federal Trade Commission, or "FTC," entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the "agent" of the lender; the FTC imposed a fine on the lender in part because, as "principal," the lender was legally responsible for the mortgage broker's unfair and deceptive acts and practices. The United States Justice Department, various state attorney generals, and other state officials have sought to hold sub-prime mortgage lenders responsible for the pricing practices of their mortgage bankers and brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage banker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage bankers, brokers or correspondents.

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

           In order to qualify for this exemption we must maintain at least 55% of our assets directly in mortgages, qualifying pass-through certificates and certain other qualifying interests in real estate. Our ownership of certain mortgage assets may be limited by the provisions of the Investment Company Act, should we ever be subject to the Act. If the SEC adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exception, we could be required to restructure our activities or sell certain of our assets. To insure that we continue to qualify for the exemption we may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher-yielding mortgage assets. The net effect of these factors will be to lower our net interest income. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described. Our business will be materially and adversely affected if we fail to qualify for this exemption.

Regulation AB may create additional liabilities, costs and restrictions for our business.

           On December 15, 2004, the Securities and Exchange Commission (SEC) approved the final regulations covering the registration, disclosure, communications, and reporting requirements for for asset-backed securities ("Regulation AB"), which became effective January 1, 2006. The new rules contain several new disclosure requirements, including requirements to provide historical financial data with respect to either prior securitized pools of the same asset class or prior originations and information with respect to the background, experience and roles of the various transaction parties, including those involved in the origination, sale or servicing of the loans in the securitized pool. Moreover, annual assessments of compliance with enhanced servicing criteria by servicers and attestation reports from an independent accounting firm must be obtained with respect to securitized pools of our mortgage loans.

           Securitizations.    Our failure to provide the information required by Regulation AB could subject us to Securities Act liability either directly or indirectly through the indemnification provisions of the transaction documents related to a securitization of our mortgage loans. Furthermore, any failure to comply with the new reporting requirements for asset-backed securities under the Securities Exchange Act of 1934, as amended, may result in the loss of eligibility to register our asset-backed securities on Form S-3 which would increase the costs of and limit our access to the public asset-backed securities market.

           Mortgage Loan Sales. As a result of the implementation of Regulation AB, our loan sale agreements with third parties may require us to provide certain information with respect to ourselves and historical information with respect to the performance of our mortgage loans to such purchasers. Our failure to provide this information with respect to any of our mortgage loan products may result in a breach of a contractual obligation for which we provide an indemnification. In addition, if we are not able to provide such information, the number of potential purchasers of our mortgage loans may be limited or the transaction sizes of sales of our mortgage loans may be limited, each of which may have an adverse effect on the price we receive for our mortgage loans.

           In the case of both securitizations and loan sales, compliance with Regulation AB will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.

Risks Related To Our Status As A REIT

We may not pay dividends to stockholders.

           REIT provisions of the Internal Revenue Code generally require that we annually distribute to our stockholders at least 90% of all of our taxable income, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. These provisions restrict our ability to retain earnings and thereby generate capital from our operating activities. We may decide at a future date to terminate our REIT status, which would cause us to be taxed at the corporate levels and cease paying regular dividends. In addition, for any year that we do not generate taxable income, we are not required to declare and pay dividends to maintain our REIT status. For instance, due to losses incurred in 2000, we did not declare any dividends from November 2000 until September 2001.

           To date, a portion of our taxable income and cash flow has been attributable to our receipt of dividend distributions from the mortgage operations. The mortgage operations is not a REIT and is not, therefore, subject to the above-described REIT distribution requirements. Because the mortgage operations is seeking to retain earnings to fund the future growth of our mortgage operations business, IFC's board of directors, only comprised of executive officers of the Company, which is not the same as IMH's board of directors, may decide that the mortgage operations should cease making dividend distributions in the future. This would materially reduce the amount of our taxable income and in turn, would reduce the amount we would be required to distribute as dividends.

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

           On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "2004 Act"), which, among other things, amends the rules applicable to REIT qualification. In particular, the 2004 Act provides that a REIT that fails the quarterly asset tests for one or more quarters will not lose its REIT status as a result of such failure if either (i) such failure is regarded as a de minimis failure under standards set out in the 2004 Act, or (ii) the failure is greater than a de minimis failure but is attributable to reasonable cause and not willful neglect. In the case of a greater than de minimis failure, however, the REIT must pay a tax and must remedy the failure within 6 months of the close of the quarter in which such failure occurred. In addition, the 2004 Act provides relief for failures of other tests imposed as a condition of REIT qualification, as long as such failures are attributable to reasonable cause and not willful neglect. A REIT would be required to pay a penalty of $50,000, however, in the case of each such failure. The above-described changes apply for taxable years of REITs beginning after the date of enactment.

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

  •
  not be allowed to be offset by a stockholder's net operating losses;

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

           Based on our analysis and advice of our tax counsel, we believe our existing financing arrangements do not create a taxable mortgage pool.

We may be subject to possible adverse consequences as a result of limits on ownership of our shares.

           Our charter limits ownership of our capital stock by any single stockholder, including a corporation, to 9.5% of our outstanding shares unless waived by the board of directors. By subjecting entities, such as corporations, to the ownership limitation, our charter is more restrictive than the requirements of the federal tax laws applicable to REITs, and thereby serves the dual purpose of helping us maintain our REIT status and protecting us from an unwanted takeover. Our board of directors may increase the 9.5% ownership limit. In addition, to the extent consistent with the REIT provisions of the Internal Revenue Code, our board of directors may, pursuant to our articles of incorporation, waive the 9.5% ownership limit for a stockholder or purchaser of our stock. In order to waive the 9.5% ownership limit our board of directors must require the stockholder requesting the waiver to provide certain representations to the Company to ensure compliance with the REIT provisions of the Internal Revenue Code. Our charter also prohibits anyone from buying shares if the purchase would result in us losing our REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares or in five or fewer persons, applying certain broad attribution rules of the Internal Revenue Code, owning more than 50% (by value) of our shares. If you or anyone else acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Internal Revenue Code for REITs, we:

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

           Our charter and bylaws, and Maryland corporate law contain a number of provisions that could delay, defer, or prevent a transaction or a change of control of us that might involve a premium price for holders of our capital stock or otherwise be in their best interests by increasing the associated costs and timeframe necessary to make an acquisition, making the process for acquiring a sufficient number of shares of our capital stock to effectuate or accomplish such a change of control longer and more costly. In addition, investors may refrain from attempting to cause a change in control because of the difficulty associated with such a venture because of the limitations.

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

  •
  cost of funds; and

  •
  general market conditions.

           During 2005, our common stock reached an intra-day high sales price of $23.49 on February 2, and closed at the low sales price of $9.00 on October 11. In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the securities of mortgage REIT companies such as ours. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. If our results of operations fail to meet the expectations of securities analysts or investors in a future quarter, the market price of our securities could also be materially adversely affected and we may experience difficulty in raising capital.

Sales of additional common or preferred stock may adversely affect its market price.

           To sustain our growth strategy we intend to raise capital through the sale of equity. The sale or the proposed sale of substantial amounts of our common stock or preferred stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. We do not know the actual or perceived effect of these offerings, the timing of these offerings, the potential dilution of the book value or earnings per share of our securities then outstanding and the effect on the market price of our securities then outstanding. For example, during 2005, the Company issued shares of common and preferred stock which resulted in net proceeds of approximately $4.2 million and $1.6 million, respectively.

           We also have shares reserved for future issuance under our stock plans. The sale of a large amount of shares or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

           Our primary executive and administrative offices are located at 1401 Dove Street, Newport Beach, California where we have a premises lease expiring in May of 2008 to use approximately 74,000 square feet of office space. We also executed premises leases located at 1500 Quail Street, Newport Beach, California expiring in September of 2008 to use approximately 15,000 square feet of office space and 1301 Dove St., Newport Beach, California expiring in August of 2008 to use approximately 16,000 square feet of office space to accommodate expansion. In addition, the mortgage operations have mortgage production offices located in various states with premises lease terms ranging from month to month or one to two years.

           On March 4, 2005, we entered into a new lease for our business and corporate facilities. The lease is for a term of ten years and commences on the date construction of the premises is complete or the date we commence business operations on the premises. We have two options to extend the term for five-year periods for each option. The premises are to be located at 19500 Jamboree Road, Newport Beach, California and are anticipated to be ready for business June of 2006. The premises will consist of a seven-story building containing approximately 200,000 square feet with an initial annual rental rate of $31.80 per square foot, which amount increases every 30 months. We have options for additional space in the complex if needed. We anticipate moving our entire Orange County operations to this facility in June 2006.

ITEM 3. LEGAL PROCEEDINGS

Mortgage-related Litigation

           On June 27, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et al. was filed in the Circuit Court for Clay County, Missouri, as a purported class action lawsuit alleging that the defendants violated Missouri's Second Loans Act and Merchandising Practices Act. In July 2001, the Missouri complaint was amended to include IMH and other Impac-related entities. A plaintiffs class was certified on January 2, 2003. On June 22, 2004, the court issued an order to stay all proceedings pending the outcome of an appeal in a similar case in the Eighth Circuit.

           On February 3, 2004, a complaint captioned James and Jill Baker v. Century Financial Group, Inc, et al was filed in the Circuit Court of Clay County, Missouri, as a purported class action lawsuit alleging that the defendants violated Missouri's Second Loan Act and Merchandising Practices Act.

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

           On July 31, 2003, a purported class action complaint captioned Frazier, et al v. Impac Funding Corp., et al, was filed in federal court in Tennessee. The causes of action in the action allege violations of Tennessee's usury statute and Consumer Protection Act. A motion to dismiss the complaint was filed and not yet ruled upon. The court agreed to administratively close the case on April 5, 2004 pending an appeal in a similar case. On April 29, 2004, the court issued its order administratively closing the case.

           On November 25, 2003, a complaint captioned Michael and Amber Stallings v. Empire Funding Home Loan Owner Trust 1997-3; U.S. Bank, National Association; and Wilmington Trust Company was filed in the United States District Court for the Western District of Tennessee, as a purported class action lawsuit alleging that the defendants violated Tennessee predatory lending laws governing second mortgage loans. The complaint further alleges that certain assignees of mortgage loans, including two Impac-related trusts, should be included as defendants in the lawsuit. Like the Frazier matter this case was administratively closed on April 29, 2004 pending an appeal in a similar case.

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

           We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to its ultimate outcome. An adverse judgment in any of these matters could have a material adverse affect on us; however, no judgment in any matter is probable to occur nor is any amount of any loss from such judgment reasonably estimable at this time.

Securities Litigation

           From January 10, 2006 through February 28, 2006, six purported class action complaints have been filed against IMH and its senior officers and all but one of its directors by the following plaintiffs, individually and on behalf of all others similarly situated, in the U.S. District Court, Central District of California: Earl Schriver, Jr. (filed January 10, 2006), Jeff Dayton (filed January 13, 2006), Joseph Mathieu (filed January 18, 2006), Fred Safir and Wilma Libar (filed January 26, 2006), Ronald Kelner (filed February 1, 2006), and Miroslav Bardos (filed February 9, 2006). The complaints, which are brought on behalf of persons who acquired IMH's common stock during the period of May 13, 2005 through August 9, 2005, allege claims against all defendants for violations under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, and claims against the individual defendants for violations of Section 20(a) of the Exchange Act. Plaintiffs claim that the defendants caused IMH's common stock to trade at artificially inflated prices through false and misleading statements related to the Company's financial condition and future prospects and that the individual defendants improperly sold holdings. The complaints seek compensatory damages for all damages sustained as a result of the defendants' actions, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper.

           From January 27, 2006 through February 28, 2006, seven shareholder derivative actions have been filed against the Company and all of its senior officers and directors by the following parties, derivatively on behalf of nominal defendant IMH, four of which are filed in the U.S. District Court, Central District of California and three of which are filed in Orange County Superior Court: Green Meadows Partners, LLP (filed January 27, 2006), Louis Misarti and Anne Misarti (filed February 1, 2006), Miguel Portillo (filed February 6, 2006), Brian Dawley (filed February 14, 2006), Michael Eleftheriou (filed February 21, 2006), Henry J. Krsjak (filed February 21, 2006) and Ronald A. Gustafson (filed February 24, 2006). The actions allege claims for a shareholder derivative complaint for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of California Corporations Code related to false and misleading statements regarding the Company's business and future prospects, and in the case of one complaint, related to materially deficient internal controls and illegal stock sales. The shareholder derivative actions generally seek, in favor of the Company, damages sustained as a result of the individual defendants' breach of fiduciary duties and the other causes of action, and, in the case of two derivative actions, in an amount equal to three times the difference between prices at which stock was sold and the market value at which shares would have been sold had the alleged non-public information been publicly disseminated; a constructive trust for the stock proceeds; equitable and injunctive relief; disgorgement of all profits, benefits and other compensation obtained by defendants; costs and disbursements of the action including attorneys', accountants' and experts' fees and further relief as the court deems just and proper. Furthermore, one derivative action is seeking relief directing all necessary actions to reform and improve corporate governance and internal procedures to comply with applicable law; and another derivative action includes punitive damages.

           We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on us.

Other Litigation

           We are a party to other litigation and claims which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to the security holders to be voted on during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Our common stock is listed on the NYSE under the symbol "IMH."

           The following table summarizes the high, low and closing sales prices for our common stock for the periods indicated:

	2005			2004
	High	Low	Close	High	Low	Close
First Quarter	$23.49	$16.00	$19.18	$27.20	$18.25	$27.20
Second Quarter	22.32	15.60	18.65	26.73	17.15	22.52
Third Quarter	19.11	11.15	12.26	27.91	21.07	26.30
Fourth Quarter	12.49	9.00	9.41	27.19	20.50	22.67

           On March 1, 2006, the last reported sale price of our common stock on the NYSE was $8.42 per share. As of March 1, 2006, there were 595 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

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

           The following table presents our common stock dividend record dates and per share dividend amounts for the quarters indicated:

Quarter Ended	Stockholder Record Date	Per Share Dividend Amount
March 31, 2004	April 5, 2004	$0.65
June 30, 2004	July 6, 2004	0.75
September 30, 2004	October 8, 2004	0.75
December 31, 2004	December 15, 2004	0.75
March 31, 2005	April 8, 2005	0.75
June 30, 2005	July 8, 2005	0.75
September 30, 2005	October 7, 2005	0.45
December 31, 2005	January 17, 2006	0.20

           Repurchases of Common Stock.    On October 13, 2005, the board of directors approved the repurchase of up to 5.0 million shares of our common stock. No shares were repurchased during the period from October 13, 2005 through December 31, 2005.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

           The following selected consolidated statements of operations data for each of the years in the five-year period ended December 31, 2005 and the consolidated balance sheet data as of the year end for each of the years in the five-year period ended December 31, 2005 were derived from the audited consolidated financial statements. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IMPAC MORTGAGE HOLDINGS, INC.
(amounts in thousands, except per share data)

	For the year ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Net interest income:
Interest income	$1,251,960	$755,616	$385,716	$230,267	$141,563
Interest expense	1,047,209	412,533	209,009	127,801	108,183

Net interest income	204,751	343,083	176,707	102,466	33,380
Provision for loan losses	30,563	30,927	24,853	19,848	16,813

Net interest income after provision for loan losses	174,188	312,156	151,854	82,618	16,567
Non-interest income:
Gain on sale of loans	39,509	24,729	37,523	-	-
Other income	13,888	10,948	9,995	2,864	5,295
Realized gain (loss) from derivative instruments	22,595	(91,881)	(47,847)	(28,361)	(5,214)
Change in fair value of derivative instruments	144,932	96,575	31,826	(22,141)	(28,177)
Equity in net earnings of IFC	-	-	11,537	11,299	19,499

Total non-interest income (expense)	220,924	40,371	43,034	(36,339)	(8,597)
Non-interest expense:
Personnel expense	77,508	60,420	25,250	1,856	1,192
Other expense	26,327	17,392	11,072	1,898	1,669
General and administrative and other expense	25,384	17,097	7,660	985	1,686
Amortization of deferred charge	27,174	16,212	5,658	-	-
Impairment on investment securities available-for-sale	-	1,120	298	1,039	2,217
(Gain) loss on sale of real estate owned	(1,888)	(3,901)	(2,632)	154	(1,931)

Total non-interest expense	154,505	108,340	47,306	5,932	4,833

Earnings before extraordinary item and cumulative effect of change in accounting principle	240,607	244,187	147,582	40,347	3,137
Extraordinary item	-	-	-	-	(1,006)
Income tax benefit	(29,651)	(13,450)	(1,397)	-	-
Cumulative effect of change in accounting principle	-	-	-	-	(4,313)

Net earnings (loss)	$270,258	$257,637	$148,979	$40,347	$(2,182)

Net earnings per share before extraordinary item and cumulative effect of change in accounting principle:
Basic	$3.38	$3.79	$2.94	$1.01	$0.07

Diluted	$3.35	$3.72	$2.88	$0.99	$0.11

Net earnings per share:
Basic	$3.38	$3.79	$2.94	$1.01	$(0.16)

Diluted	$3.35	$3.72	$2.88	$0.99	$(0.16)

Dividends declared per share	$1.95	$2.90	$2.05	$1.76	$0.69

	As of December 31,
	2005	2004	2003 (1)	2002	2001
Balance Sheet Data:
CMO collateral and mortgages held-for-investment	$24,654,360	$21,895,592	$9,296,893	$5,215,731	$2,242,036
Finance receivables	350,217	471,820	630,030	664,021	300,571
Mortgages held-for-sale	2,052,694	587,745	397,618	-	-
Investments in and advances to IFC (1)	-	-	-	531,032	210,134
Total assets	27,720,379	23,815,767	10,577,957	6,540,339	2,842,677
CMO borrowings	23,990,430	21,206,373	8,489,853	5,019,934	2,139,818
Reverse repurchase agreements	2,430,075	1,527,558	1,568,807	1,168,029	469,491
Total liabilities	26,553,432	22,771,692	10,105,170	6,256,814	2,646,847
Total stockholders' equity	1,166,947	1,044,075	472,787	283,525	195,830
	As of and for the year ended December 31,
	2005	2004	2003	2002	2001
Operating Data:
Mortgage acquisitions and originations for the year	$22,310,603	$22,213,104	$9,525,121	$5,945,498	$3,203,559
Master servicing portfolio at year-end	28,448,507	28,404,008	13,919,694	8,694,474	5,568,740
Servicing portfolio at year-end	2,208,433	1,690,800	1,402,100	2,653,414	1,754,366

(1)
On July 1, 2003, IMH purchased 100% of the outstanding shares of common stock of IFC. The purchase of IFC's common stock combined with IMH's ownership of 100% of IFC's preferred stock resulted in the consolidation of IFC from July 1, 2003 through December 31, 2003. Prior to July 1, 2003, IFC was a non-consolidated subsidiary of IMH and 99% of the net earnings of IFC were reflected in IMH's financial statements as "Equity in net earnings (loss) of IFC."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's discussion and analysis of financial condition and results of operations contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Refer to Item 1."Business—Forward-Looking Statements" for a complete description of forward-looking statements. All of our businesses actively work together to deliver comprehensive mortgage and lending services to our correspondents, mortgage bankers and brokers, retail customers and capital market investors through a wide array of mortgage loan programs using web-based technology and centralized operations so that we can provide high levels of customer service at low per loan operating costs. We elect to be taxed as a REIT for federal income tax purposes, which generally allows us to pass through income to stockholders without payment of federal income tax at the corporate level. Our goal is to generate consistent and reliable income for distribution to our stockholders primarily from the earnings of our core operating businesses, which include the long-term investment operations, mortgage operations and warehouse lending operations. Refer to Item 1. "Business" for additional information on our businesses and operating segments.

Summary of 2005 Financial and Operating Results

  •
  Net earnings per diluted common share were $3.35 for 2005 as compared to net earnings per diluted common share of $3.72 for 2004.

  •
  Estimated taxable income per diluted common share was $1.87 for 2005 as compared to actual taxable income per diluted common share of $2.97 for 2004. See the "Estimated Taxable Income available to IMH Common Stockholders" table for the calculation of taxable income.

  •
  Cash dividends paid for 2005 were $1.95 per common share as compared to $2.90 per common share for 2004.

  •
  Total assets as of December 31, 2005 were $27.7 billion compared to $23.8 billion as of prior year-end.

  •
  Book value per common share was $13.24 as of December 31, 2005 as compared to $11.80 as of prior year-end primarily as a result of the increase in fair value of derivative instruments.

  •
  The mortgage operations acquired and originated approximately $22.3 billion of primarily non-conforming Alt-A mortgages during 2005, as compared to $22.2 billion for 2004.

  •
  The long-term investment operations retained approximately $12.2 billion of primarily Alt-A mortgages and originated $798.5 million of small-balance multi-family mortgages during 2005 compared to $16.9 billion and $458.5 million, respectively, for 2004.

  •
  For 2005, the long-term investment operations securitized approximately $14.0 billion of mortgages as CMO transactions to finance the acquisition and origination and retention of Alt-A and multi-family mortgages for long-term investment.

  •
  During 2005, the Company issued 363,700 shares of common stock which resulted in net proceeds of $4.2 million; 71,200 shares of Series C preferred stock which resulted in net proceeds of $1.6 million, and issued trust preferred securities, which resulted in net proceeds of $93.2 million.

Critical Accounting Policies

           We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

  •
  allowance for loan losses;

  •
  derivative financial instruments;

  •
  securitization of financial assets as financing versus sale; and

  •
  amortization of loan premiums and securitization costs.

Allowance for Loan Losses

           We provide an allowance for loan losses for mortgages held as CMO collateral, finance receivables and mortgages held-for-investment ("loans provided for"). In evaluating the adequacy of the allowance for loan losses, management takes several items into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower's ability to pay, changes in value of collateral, projected loss curves, political factors and industry statistics. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs. Subsequent recoveries of amounts previously charged off are credited to the allowance.

Derivative Financial Instruments

  Loan Commitments

           We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding. We enter commitments on an individual loan basis, referred to as an Interest Rate Lock Commitment (IRLC), and on a bulk purchase basis, referred to as bulk purchase commitments (collectively referred to as "loan commitments"). These loan commitments are considered to be derivatives and are recorded at fair value in the consolidated balance sheets. The change in fair value of derivative instruments are recorded in the consolidated statements of operations and comprehensive earnings. Subsequent to the April 1, 2004 issuance of Staff Accounting Bulletin No. 105 "Application of Accounting Principles to Loan Commitments" (SAB 105), when measuring the fair value of interest rate lock commitments, the amount of the expected servicing rights is not included in the valuation. The fair value is calculated and adjusted using an anticipated fallout factor for loan commitments that are not expected to be funded.

           Unlike most other derivative instruments, there is no active market for the loan commitments that can be used to determine their fair value. Consequently, we have developed a method for estimating the fair value of our loan commitments. The fair value of the loan commitments is determined by calculating the change in market value from the point of commitment date to the measurement date based upon changes in interest rates during the period, adjusted for an anticipated fallout factor for loan commitments that are not expected to fund. Under this fair value methodology, the loan commitment has zero value on day one and all future value is the result of changes in interest rates, exclusive of any inherent servicing value.

  Forward Sale Commitments

           The policy of recognizing the fair value of the loan commitments has the effect of recognizing a gain or loss on the related mortgage loans based on changes in the interest rate environment before the mortgage loans are funded and sold. As such, loan commitments expose us to interest rate risk. We mitigate such risk by entering into forward sale commitments, such as mandatory commitments on U.S. Treasury bonds and mortgage-backed securities, call options and put options. These forward sale commitments are treated as derivatives under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), with the change in fair value of derivative instruments reported as such in the consolidated statement of operations.

           The fair value of our forward sale commitments are generally based on market prices provided by dealers, which make markets in these financial instruments.

  Interest Rate Swaps, Caps, and Floors

           Our primary objective is to limit the exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate CMO and short-term borrowings under reverse repurchase agreements. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates on CMO and reverse repurchase borrowings.

           To mitigate exposure to the effect of changing interest rates on cash flows on CMO and reverse repurchase borrowings, we purchase derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). The swaps, caps and floors are treated as derivatives under the provisions of SFAS 133, with changes in fair value of derivative instruments reported as such in the consolidated statements of operations. Cash paid or received on swaps, caps and floors is recorded as a current period expense or income as realized gain (loss) on derivative instruments in the consolidated statements of operations.

           The fair value of our interest rate swaps, caps, floors and other derivative transactions are generally based on market prices provided by dealers, which make markets in these financial instruments.

Securitization of Financial Assets as Financing versus Sale

           The mortgage operations recognize gains or losses on the sale of mortgages when the sales transaction settles or upon the securitization of the mortgages when the risks of ownership have passed to the purchasing party. Gains and losses may be increased or decreased by the amount of any servicing related premiums received and costs associated with the acquisition or origination of mortgages. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than a beneficial interest in the transferred assets is received in the exchange. The long-term investment operations structure CMO securitizations as financing arrangements and recognize no gain or loss on the transfer of mortgage assets. The CMO securitization trusts do not meet criteria within SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), to be qualifying special purpose entities, and further, are considered variable interest entities under FASB Interpretation No. 46R (FIN 46R) and, therefore, are consolidated by the long-term investment operations as the entities' primary beneficiary. The mortgage operations generally structure REMIC securitizations as sales and gains and losses are recognized. REMICs which do not meet the sale criteria within SFAS 140 are accounted for as secured borrowing transactions and consolidated under FIN46R to the extent the Company holds a residual interest and thus considered the primary beneficiary. Liabilities and derivatives incurred or obtained at the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. To determine the value of the securities and retained interest, management uses certain analytics and data to estimate future rates of prepayments, prepayment penalties to be received, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

Amortization of Loan Premiums and Securitization Costs

           In accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"), we amortize the mortgage premiums, securitization costs, bond discounts, deferred gains/losses to interest income over the estimated lives of the mortgages as an adjustment to yield of the mortgages. Amortization calculations include certain loan information including the interest rate, loan maturity, principal balance and certain assumptions including expected prepayment rates. We estimate prepayments on a collateral-specific basis and consider actual prepayment activity for the collateral pool. We also consider the current interest rate environment and the forward market curve projections.

Compliance with Regulation AB

           Our securitization program represents an additional source of liquidity. We currently maintain a shelf registration with the SEC relating to the issuance of securities secured by mortgage loans. In December 2004, the SEC adopted Regulation AB relating to offerings of and the on-going reporting with respect to asset-backed securities ("Regulation AB") which became effective January 1, 2006. We are required to comply with Regulation AB to ensure our ability to utilize securitization as a source of liquidity. Refer to the "BUSINESS—Mortgage Operations—Regulation" section of this Annual Report for further discussion about our securitization program. We expect compliance with Regulation AB will increase the scope, complexity and cost of our reporting and disclosure practices with respect to our securitization program.

Taxable Income

           Estimated taxable income available to common stockholders was $142.9 million, or $1.87 per diluted common share, for 2005 as compared to $202.9 million, or $2.97 per diluted common share, for 2004 and $127.5 million, or $2.46 per diluted common share, for 2003. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income available to common stockholders, which is a non-generally accepted accounting principle, or "GAAP," financial measurement, is useful information for our investors.

           We paid total cash dividends of $1.95 per common share during 2005, $2.90 per common share during 2004 and $2.53 per common share during 2003, which, when combined with available tax loss carry-forwards met taxable income distribution requirements for each year. Distributions to stockholders will generally be taxable as ordinary or qualified dividends, although such distributions may be designated as capital gains or a tax-free return of capital. Under the Jobs and Growth Tax Relief Act of 2003, a portion of the total common stock dividends paid to our stockholders during 2005 was the result of dividends paid from IFC to IMH which will be taxed as qualifying dividends. IMH annually furnishes to each of its stockholders a statement setting forth tax characteristics. The 2005 dividend distribution characteristics are as follows: 77.1%, 20.3% and 2.6% ordinary income, qualifying dividends, capital gains or return of capital, respectively.

           Upon the filing of our 2004 tax return, we had a federal net operating tax loss carry-forward of $18.1 million, which expires in the year 2020 and which may or may not be used to offset taxable income in 2005 or in subsequent years. We expect to file our 2005 federal and state tax returns in September 2006 at which time changes to federal net operating loss carry-forwards, if any, will be determined.

Year Ended 2005 vs. Year Ended 2004

Estimated Taxable Income available to IMH Common Stockholders

           Estimated taxable income available to IMH common stockholders excludes net earnings from IFC and its subsidiaries and the elimination of intercompany loan sale transactions. The following schedule reconciles net earnings to estimated taxable income available to common stockholders of the REIT.

	For the year ended December 31,
	2005 (1)	2004	2003
Net earnings	$270,258	$257,637	$148,979
Adjustments to net earnings: (2)
Loan loss provision	30,563	30,927	24,853
Cash received from previously charged-off assets	-	-	(5,533)
Tax loss on sale of investment securities	-	-	(4,725)
Tax deduction for actual loan losses	(16,004)	(16,252)	(12,859)
Change in fair value of derivatives (3)	(155,695)	(103,724)	(38,762)
Dividends on preferred stock	(14,530)	(3,750)	-
Net earnings of IFC (4)	(14,968)	(42,944)	(16,889)
Equity in net earnings of IFC	-	-	(11,537)
Dividend from IFC (5)	32,850	37,000	31,385
Elimination of inter-company loan sales transactions (6)	10,429	44,048	12,339
Net miscellaneous adjustments	-	-	215

Estimated taxable income available to common stockholders (7)	$142,903	$202,942	$127,466

Estimated taxable income per diluted common share (7)	$1.87	$2.97	$2.46

Diluted weighted average common shares outstanding	76,277	68,244	51,779

(1)
Estimated taxable income includes estimates of book to tax adjustments and can differ from actual taxable income as calculated when we file our annual corporate tax return. Since estimated taxable income is a non-GAAP financial measurement, the reconciliation of estimated taxable income available to common stockholders to net earnings is intended to meet the requirement of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements.
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
(5)
Any dividends paid by IFC to IMH are prorated to IMH stockholders based on total dividends paid by IMH and are taxed at the qualifying dividend tax rate. The IFC dividend distribution to IMH represents federal taxable income to IMH as distributions from IFC were from current and accumulated earnings and profits (E&P). Based on estimates as of December 31, 2005, the accumulated E&P is approximately $1.0 million. Any dividends paid to IMH by IFC in excess of IFC's accumulated E&P would be recognized as return of capital by IMH to the extent of IMH's capital investment in IFC. Any distributions by IFC in excess of IMH's capital investment in IFC would be taxed as capital gains.
(6)
Includes the effects to taxable income associated with the elimination of gains from inter company loan sales between IFC and IMH, net of tax and the related amortization of the deferred charge.
(7)
Excludes the deduction for dividends paid and the availability of a deduction attributable to net operating loss carry-forwards. As of December 31, 2004, the company has Federal net operating loss carry-forwards of $18.1 million that expire in the year 2020.

           Estimated taxable income available to common shareholders decreased to $142.9 million for the year ended 2005 as compared to $202.9 million for the year ended 2004. The decline in estimated taxable income of $60.0 million for 2005 as compared to 2004 was mainly attributable to:

  •
  a decline of $33.0 million in adjusted net interest margin at IMH, which includes the realized gain (loss) from derivative instruments and excludes amortization of intercompany gains;

  •
  an increase in preferred dividends of $10.7 million;

  •
  an increase in operating expenses of $5.5 million; and

  •
  a decrease in the dividend from IFC of $4.1 million.

           The decline in adjusted net interest margin at IMH of $33.0 million was the result of an increase in borrowing costs of $641.4 million, offset by an increase in interest income of $493.9 million and an increase in the realized gain (loss) from derivative instruments of $114.5 million.

Financial Condition and Results of Operations

Financial Condition

	As of December 31,
			Increase (Decrease)	% Change
	2005	2004
CMO collateral	$24,494,290	$21,308,906	$3,185,384	15%
Mortgages held-for-investment	160,070	586,686	(426,616)	(73)
Finance receivables	350,217	471,820	(121,603)	(26)
Allowance for loan losses	(78,514)	(63,955)	(14,559)	23
Mortgages held-for-sale	2,052,694	587,745	1,464,949	249
Derivatives	250,368	95,388	154,980	162
Other assets	491,254	829,177	(337,923)	(41)

Total assets	$27,720,379	$23,815,767	$3,904,612	16%

CMO borrowings	$23,990,430	$21,206,373	$2,784,057	13%
Reverse repurchase agreements	2,430,075	1,527,558	902,517	59
Other liabilities	132,927	37,761	95,166	252

Total liabilities	26,553,432	22,771,692	3,781,740	17
Total stockholder's equity	1,166,947	1,044,075	122,872	12

Total liabilities and stockholder's equity	$27,720,379	$23,815,767	$3,904,612	16%

           Total assets grew 16% to $27.7 billion as of December 31, 2005 as compared to $23.8 billion as of prior year-end, as the long-term investment operations retained $12.2 billion of primarily Alt-A mortgages and originated $798.5 million of multi-family mortgages, substantially offset by approximately $10.3 billion in prepayments. The retention of Alt-A and multi-family mortgages increased the long-term mortgage portfolio to $24.7 billion as of December 31, 2005 as compared to $21.9 billion as of prior year-end. The acquisition and origination of mortgages were primarily financed through the issuance of $14.0 billion of CMO transactions and net proceeds of $4.2 million in new common equity and net proceeds of $1.7 million in new preferred equity.

	As of December 31,
			Increase (Decrease)	% Change
	2004	2003
CMO collateral	$21,308,906	$8,644,079	$12,664,827	147%
Mortgages held-for-investment	586,686	652,814	(66,128)	(10)
Finance receivables	471,820	630,030	(158,210)	(25)
Allowance for loan losses	(63,955)	(38,596)	(25,359)	(66)
Mortgages held-for-sale	587,745	397,618	190,127	48
Derivatives	95,388	-	95,388	100
Other assets	829,177	292,012	537,165	184

Total assets	$23,815,767	$10,577,957	$13,237,810	125%

CMO borrowings	$21,206,373	$8,489,853	$12,716,520	150%
Reverse repurchase agreements	1,527,558	1,568,807	(41,249)	(3)
Other liabilities	37,761	46,510	(8,749)	(19)

Total liabilities	22,771,692	10,105,170	12,666,522	125
Total stockholder's equity	1,044,075	472,787	571,288	121

Total liabilities and stockholder's equity	$23,815,767	$10,577,957	$13,237,810	125%

           Total assets grew 125% to $23.8 billion as of December 31, 2004 as compared to $10.6 billion in 2003, as the long-term investment operations retained $16.9 billion of primarily Alt-A mortgages and originated $458.5 million of multi-family mortgages. The retention of Alt-A and multi-family mortgages increased the long-term mortgage portfolio to $21.9 billion as of December 31, 2004 as compared to $9.3 billion as of the prior year-end.

           The following table presents selected financial data for the periods indicated (dollars in thousands, except per share data):

	As of and for the year ended December 31,
	2005	2004	2003
Book value per share	$13.24	$11.80	$8.39
Return on average assets	1.04%	1.51%	1.80%
Return on average equity	24.66%	35.62%	41.59%
Assets to equity ratio	23.75:1	22.81:1	22.35:1
Debt to equity ratio	22.72:1	21.77:1	21.28:1
Allowance for loan losses as a percentage of loans provided	0.31%	0.29%	0.39%
Prior 12-month constant prepayment rate (CPR)	37%	29%	28%
Total non-performing assets	$479,660	$259,695	$140,369
Total non-performing assets to total assets	1.73%	1.09%	1.33%
Mortgages owned 60+ days delinquent	$733,348	$381,290	$175,313
60+ day delinquency of mortgages owned	3.12%	1.74%	1.79%

           We believe that in order for us to generate positive cash flows and net earnings from our long-term mortgage portfolio, we must successfully manage the following primary operational and market risks:

  •
  credit risk;

  •
  prepayment risk;

  •
  liquidity risk; and

  •
  interest rate risk.

           Credit Risk.    We manage credit risk by retaining high credit quality Alt-A mortgages and, to a lesser extent, multi-family mortgages, also by adequately providing for loan losses and actively managing delinquencies and defaults. We believe that by improving the overall credit quality of our long-term mortgage portfolio we can consistently generate stable future cash flow and net earnings. During 2005 we retained primarily Alt-A mortgages with an original weighted average credit score of 694 and an original weighted average LTV ratio of 76%. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but that have loan characteristics that make them non-conforming under those guidelines. We primarily acquire non-conforming "A" or "A-" credit quality mortgages, collectively, Alt-A mortgages. As of December 31, 2005, the original weighted average credit score of mortgages held as CMO collateral was 698 and the original weighted average LTV ratio was 75%. For additional information regarding the long-term mortgage portfolio refer to Item 1. "Long-Term Mortgage Portfolio," "Note C—CMO Collateral" and "Note D—Mortgages Held-for-Investment" in the accompanying notes to the consolidated financial statements.

           In addition to retaining mortgages acquired and originated by our mortgage operations, the long-term investment operations originated $798.5 million of multi-family mortgages through IMCC, which was formed to primarily originate small balance and multi-family mortgages of high credit quality. IMCC primarily originates hybrid ARMs with balances generally ranging from $500,000 to $5.0 million. Multi-family mortgages provide greater asset diversification on our balance sheet as multi-family mortgages typically have longer lives than residential mortgages. All multi-family mortgages originated during 2005 had interest rate floors with prepayment penalty periods ranging from three to ten years.

           We believe that we have adequately provided for loan losses as allowance for loan losses increased to $78.5 million as of December 31, 2005 as compared to $64.0 million as of prior year-end. During 2005, the long-term investment operations retained $12.2 billion of mortgages and originated $798.5 million of small-balance multi-family mortgages for long-term investment. Actual loan charge-offs net of recoveries on mortgages held for long-term investment increased to $16.0 million for 2005 as compared to $5.6 million for 2004 due to the increase and seasoning of our loan portfolio. Included in the allowance at December 31, 2005 was a specific reserve of $12.8 million for expected losses from hurricane affected areas. Additionally in 2004, we provided specific loan loss allowances of $10.7 million for impaired repurchase advances by our warehouse lending operations.

           We monitor our servicers and sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guidelines. This includes an effective and aggressive collection effort in order to minimize mortgages from becoming non-performing assets. However, when resolving issues related to non-performing assets, including potential disposition, servicers and sub-servicers are required to take timely and aggressive action. Servicers and sub-servicers are required to take collection action under various circumstances in accordance with our servicing guidelines, which results in maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform ongoing review of mortgages that display weaknesses and believe that we maintain adequate loss allowance on our mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. In foreclosure sales, we generally acquire title to the property. As of December 31, 2005, mortgages that we owned included 3.12% of mortgages that were 60 days or more delinquent as compared to 1.74% as of year-end 2004 and 1.79% as of year-end 2003.

           The following table summarizes mortgages that we own, including CMO collateral, mortgages held for long-term investment and mortgages held-for-sale, that were 60 or more days delinquent for the periods indicated (in thousands):

	As of December 31,
	2005	2004	2003
60 - 89 days delinquent	$300,039	$139,872	$51,173
90 or more days delinquent	221,581	68,877	52,080
Foreclosures	161,414	157,867	66,767
Delinquent bankruptcies	50,314	14,674	5,293

Total 60 or more days delinquent	$733,348	$381,290	$175,313

           Non-performing assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. It is our policy to place a mortgage that is categorized as held for investment on our financial statements on non-accrual status when it becomes 90 days delinquent and any previously accrued interest will be reversed from revenue. When real estate is acquired in settlement of loans, or other real estate owned, the mortgage is written-down to a percentage of the property's appraised value or broker's price opinion less anticipated selling costs. As of year-end 2005, non-performing assets as a percentage of total assets was 1.73% compared to 1.09% as of year-end 2004 and 1.33% as of year-end 2003.

           The following table summarizes mortgages that we own, including CMO collateral, mortgages held for long-term investment and mortgages held-for-sale, that were non-performing for the periods indicated (in thousands):

	As of December 31,
	2005	2004	2003
90 or more days delinquent, foreclosures and delinquent bankruptcies	$433,309	$241,418	$124,140
Other real estate owned	46,351	18,277	16,229

Total non-performing assets	$479,660	$259,695	$140,369

           Prepayment Risk.    Mortgage industry evidence suggests that the increase in home appreciation rates and lower payment option mortgage products over the last three years was a significant factor affecting Alt-A borrowers refinancing decisions during 2004 and 2005. Mortgage prepayment rates accelerated during the latter part of 2004 and continued through the fourth quarter of 2005. It appears that borrowers are more willing to pay the penalties in order to cash out or obtain lower monthly payments by refinancing into other mortgage products. The Company uses prepayment penalties as a method of reducing prepayment risk.

           During 2005, 71% of Alt-A mortgages acquired by the long-term investment operations from the mortgage operations had prepayment penalty features ranging from six-months to five years, and as of December 31, 2005, 76% of mortgages held as CMO collateral had prepayment penalties. As of December 31, 2005, the twelve-month CPR of mortgages held as CMO collateral was 37% as compared to a 29% twelve-month CPR as of December 31, 2004 and a 28% twelve-month CPR as of December 31, 2003. CPR increased during 2005 as compared to 2004 even as short-term interest rates increased 200 basis points, and resulted in an increase in amortization of premiums during 2005. Prepayment penalties are charged to borrowers for mortgages that are repaid early and recorded as interest income on our consolidated financial statements. Interest income from prepayment penalties helps offset additional amortization of loan premiums and securitization costs. During 2005 prepayment penalties received from borrowers was recorded as interest income and increased the yield on average mortgage assets by 16 basis points as compared to 6 basis points for 2004.

           Liquidity Risk.    We employ a leveraging strategy to increase assets by financing our long-term mortgage portfolio primarily with CMO borrowings, reverse repurchase agreements and capital, then using cash proceeds to acquire additional mortgage assets. We retain ARMs and FRMs that are acquired and originated from the mortgage operations and finance the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements. After accumulating a pool of mortgages, generally between $200 million and $2.5 billion, we securitize the mortgages in the form of CMOs. Our strategy is to sell or securitize our mortgages every 15 to 45 days in order to reduce the accumulation period that mortgages are outstanding on short-term reverse repurchase facilities, which reduces our exposure to margin calls on these facilities. CMO borrowings are classes of bonds that are sold to investors of mortgage-backed securities and as such are not subject to margin calls. In addition, CMOs generally require a smaller initial cash investment as a percentage of mortgages financed than does interim reverse repurchase financing. For additional information regarding financing refer to Item 1. "—Financing."

           Because of the historically favorable loss rates of our Alt-A mortgages, we have received favorable credit ratings on our CMO borrowings from credit rating agencies, which has increased the percentage of bonds issued and reduced our required initial capital investment. The ratio of total assets to total equity, or "leverage ratio," was 23.75 to 1 as of December 31, 2005 as compared to 22.81 to 1 as of prior year-end. This use of leverage at these historical levels allows us to grow our balance sheet by efficiently using available capital. We continually monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to "—Liquidity and Capital Resources."

           Interest Rate Risk.    Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

Results of Operations

Condensed Statements of Operations Data
(in thousands, except per share data)

	For the Year Ended December 31,
	2005	2004	Increase (Decrease)	% Change
Interest income	$1,251,960	$755,616	$496,344	66%
Interest expense	1,047,209	412,533	634,676	154

Net interest income	204,751	343,083	(138,332)	(40)
Provision for loan losses	30,563	30,927	(364)	(1)

Net interest income after provision for loan losses	174,188	312,156	(137,968)	(44)
Total non-interest income	220,924	40,371	180,553	447
Total non-interest expense	154,505	108,340	46,165	43
Income tax benefit	(29,651)	(13,450)	(16,201)	(120)

Net earnings	$270,258	$257,637	$12,621	5%

Net earnings per share - diluted	$3.35	$3.72	$(0.37)	(10)%

Dividends declared per common share	$1.95	$2.90	$(0.95)	(33)%

Condensed Statements of Operations Data
(in thousands, except per share data)

	For the Year Ended December 31,
	2004	2003	Increase (Decrease)	% Change
Interest income	$755,616	$385,716	$369,900	96%
Interest expense	412,533	209,009	203,524	97

Net interest income	343,083	176,707	166,376	94
Provision for loan losses	30,927	24,853	6,074	24

Net interest income after provision for loan losses	312,156	151,854	160,302	106
Total non-interest income	40,371	43,034	(2,663)	(6)
Total non-interest expense	108,340	47,306	61,034	129
Income tax benefit	(13,450)	(1,397)	(12,053)	(863)

Net earnings	$257,637	$148,979	$108,658	73%

Net earnings per share - diluted	$3.72	$2.88	$0.84	29%

Dividends declared per common share	$2.90	$2.05	$0.85	41%

Net Interest Income

           Net interest income is primarily derived from interest income on mortgage assets which include CMO collateral, mortgages held-for-investment, mortgages held-for-sale, finance receivables and investment securities available-for-sale, or collectively, "mortgage assets," less interest expense from interest paid on borrowings on mortgage assets, which include CMO borrowings, reverse repurchase agreements and borrowings secured by investment securities available-for-sale. Net interest income also includes (1) amortization of acquisition costs on mortgages acquired from the mortgage operations, (2) accretion of loan discounts, which primarily represents the amount allocated to mortgage servicing rights when they are sold to third parties and mortgages are transferred to the long-term investment operations from the mortgage operations and retained for long-term investment, (3) amortization of CMO securitization expenses and, to a lesser extent, (4) amortization of CMO bond discounts.

           The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the year ended December 31,
	2005			2004			2003
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$39,054	$1,656	4.24%	$27,937	$3,764	13.47%	$31,479	$3,839	12.20%
Mortgages held as CMO collateral (1)	23,132,083	1,061,712	4.59%	14,283,347	618,771	4.33%	6,620,727	317,434	4.79%
Mortgages held-for-investment and held-for-sale	2,587,614	163,087	6.30%	1,837,347	105,742	5.76%	633,474	34,580	5.46%
Finance receivables	352,833	20,332	5.76%	510,899	25,018	4.90%	557,553	28,969	5.20%

Total mortgage assets\ interest income	$26,111,584	$1,246,787	4.77%	$16,659,530	$753,295	4.52%	$7,843,233	$384,822	4.91%

BORROWINGS
CMO borrowings	$22,721,309	$919,732	4.05%	$14,072,852	$354,547	2.52%	$6,445,968	$174,199	2.70%
Reverse repurchase agreements	2,730,805	121,755	4.46%	2,175,728	57,837	2.66%	1,379,749	32,382	2.35%
Borrowings secured by investment securities (2)	-	-	0.00%	-	-	0.00%	2,709	2,316	85.49%

Total borrowings on mortgage assets\interest expense	$25,452,114	$1,041,487	4.09%	$16,248,580	$412,384	2.54%	$7,828,426	$208,897	2.67%

Net Interest Spread (3)			0.68%			1.98%			2.24%
Net Interest Margin (4)			0.79%			2.05%			2.24%
Net Interest Income on Mortgage Assets		$205,300			$340,911			$175,925
Less: Accretion of loan discounts (5)		$(77,051)			$(54,867)	(0.33)		$(21,101)	(0.27)
Adjusted by net cash (payments) receipts on derivatives (6)		$22,595	0.09		$(91,882)	(0.55)		$(47,846)	(0.61)

Adjusted Net Interest Margin (7)		$150,844	0.58%		$194,162	1.17%		$106,978	1.36%

Effect of amortization of loan premiums and securitization costs (8)		$295,476	-1.13%		$166,649	-1.00%		$69,573	-0.89%

(1)
Interest includes amortization of acquisition cost on mortgages acquired from the mortgage operations and accretion of loan discounts.
(2)
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
(3)
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
(5)
Yield represents income from the accretion of loan discounts, as defined in (1), divided by total average mortgage assets.
(6)
Yield represents net cash (payments) receipts on derivatives divided by total average mortgage assets.
(7)
Adjusted net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets, accretion of loan discounts and net cash (payments) receipts on derivatives from interest income on total mortgage assets and dividing by total average mortgage assets. Net cash (payments) receipts on derivatives are a component of realized gain (loss) on derivatives on the consolidated statements of operations. Adjusted net interest margins on mortgage assets is a non-GAAP financial measurement, however, the reconciliation provided in this table is intended to meet the requirements of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements. We believe that the presentation of adjusted net interest margin on mortgage assets is useful information for our investors as it more closely reflects the true economics of net interest margins on mortgage assets.
(8)
The amortization of loan premiums and CMO securitization costs are components of interest income and interest expense, respectively. Yield represents the cost of amortization of net loan premiums and CMO securitization costs divided by total average mortgage assets.

For the Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

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

  •
  use of higher leverage lower net interest margin CMOs completed during since the second half of 2004; and

  •
  an increasingly challenging competitive environment.

           Net interest income for 2005 decreased 40% to $204.7 million as compared to $343.1 million for 2004. The year-over-year decrease in net interest income of $138.3 million was primarily due to net interest margins on mortgage assets declining by 126 basis points to 0.79% for 2005 as compared to 2.05% for 2004. Net interest margin on mortgage assets declined as one-month LIBOR, which is the interest rate index used to price borrowing costs on CMO and reverse repurchase borrowings, rose approximately 200 basis points since 2004 while mortgage assets over the same period did not re-price upward as quickly. This resulted in an increase in interest expense of 154% to $1.0 billion in 2005 compared to $412.5 million in 2004. Adjusted net interest margins on mortgage assets, as defined in the yield table above, declined by 59 basis points to 0.58% during 2005 as compared to 1.17% during 2004. The decrease in adjusted net interest margins on mortgage assets was primarily due to (1) an increase in short-term interest rates, (2) an increase in the amortization of loan premiums, securitization costs and bond discounts as a result of higher than expected mortgage prepayments and, to a lesser extent, (3) higher leverage and lower net interest margins on certain CMOs completed during the second half of 2004.

           During 2005, the Federal Reserve raised short-term interest rates, which effected movements in one-month LIBOR, a total of 200 basis points. This caused borrowing costs on adjustable rate CMO borrowings, which are tied to one-month LIBOR and re-price monthly without limitation, to rise at a faster pace than coupons on LIBOR ARMs securing CMO borrowings, which generally re-price every six months with limitation. LIBOR ARMs held in our long-term investment portfolio are subject to the following interest rate risks:

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

           Along with an increase in short-term interest rates, our expectation, based on past experience, was that we would see a corresponding decline in mortgage prepayment speeds. However, mortgage prepayment speeds continued at heightened levels during 2005. There is recent mortgage industry evidence that documents a substantial increase in home appreciation rates over the last three years which has been a significant factor affecting prepayment patterns of Alt-A borrowers. Borrowers appear more willing to use home equity to pay loan prepayment penalties in order to obtain lower monthly payments by refinancing into other mortgage products, such as interest-only and high loan-to-value mortgage products.

           Actual prepayment speeds in excess of projected future prepayment rates resulted in a cumulative upward adjustment in both the amortization rate and amortization amount of loan premiums, securitization costs and bond discounts during 2005. As such, amortization of loan premiums and securitization expenses increased by 13 basis points to 1.13% of average mortgage assets during 2005 as compared to 1.00% of average mortgage assets during 2004. A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments. However, if mortgages do prepay, a prepayment penalty is charged which helps offset additional amortization of loan premiums and securitization costs. During 2005, prepayment penalties received from borrowers was recorded as interest income and increased 10 basis points to 16 basis points of mortgage assets as compared to 6 basis points of mortgage assets in 2004.

           Because of the uncertainty surrounding our ability to raise capital in 2004 during the process of restating our consolidated financial statements, we utilized CMO structures during the second half of 2004 which allowed us to preserve existing capital through the use of higher leverage and lower net interest margins. Higher leverage CMOs were structured to require a lower level of initial capital investment than for CMOs completed prior to July 2004. Capital invested in higher leverage CMOs has been, and will continue to be, deposited into those specific CMO trusts from monthly excess cash flows on mortgages securing the CMOs until the required level of capital investment is attained. The use of higher leverage CMOs contributed to compressed net interest margins on total mortgage assets.

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

           During 2005, adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, decreased by 59 basis points as compared to a decline of 126 basis points on net interest margin on mortgage assets. Adjusted net interest margin on mortgage assets did not decline as much as net interest margin on mortgage assets primarily due to a 64 basis point increase in realized gain (loss) from derivative instruments relative to total average mortgage assets. Lower derivative costs relative to total average mortgage assets partially offset the decline in adjusted net interest margins on mortgage assets which was caused by the factors described above.

           Adjusted net interest margins were also affected by the following during 2005:

  •
  our interest rate risk management policies do not allow 100% coverage of the principal amount outstanding on CMO borrowings at any given time; and

  •
  actual mortgage prepayments and the corresponding repayment of CMO borrowings exceeded the pre-determined amortization schedule of the notional amount of derivative instruments.

           Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates primarily associated with cash flows on adjustable rate CMO borrowings. However, as a result of the combination of the factors listed above, the interest rate spread differential between ARMs and adjustable rate CMO borrowings compressed, which compressed net interest margins on mortgage assets. By design, our current interest rate risk management program provides 20% to 25% coverage of the outstanding principal balance of our six month LIBOR ARMs and 85% to 98% coverage of the outstanding principal balance of intermediate, or hybrid, ARMs at the point in time that we securitize the mortgages.

For the Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

           Net interest income increased 94% to $343.1 million for 2004 as compared to $176.7 million for 2003. The year-over-year increase in net interest income of $166.4 million was primarily due to a 114% increase in average mortgage assets to $16.7 billion for 2004 as compared to $7.8 billion for 2003 and the long-term investment operations acquired $16.9 billion of mortgages from the mortgage operations in addition to $458.5 million of multi-family mortgages originated by the long-term investment operations. Adjusted net interest margins on mortgage assets, as defined in the yield table above, declined by 19 basis points to 1.17% during 2004 as compared to 1.36% during 2003. The decrease in adjusted net interest margins on mortgage assets was primarily due to (1) an increase in short-term interest rates, (2) an increase in the amortization of loan premiums, securitization costs and bond discounts as a result of higher than expected mortgage prepayments and, to a lesser extent, (3) higher leverage and lower net interest margins on certain CMOs completed during the second half of 2004.

           During 2004 the Federal Reserve raised short-term interest rates, which effected movements in one-month LIBOR, a total of 125 basis points. This caused borrowing costs on adjustable rate CMO borrowings, which are tied to one-month LIBOR and re-price monthly without limitation, to rise at a faster pace than coupons on LIBOR ARMs securing CMO borrowings, which generally re-price every six months with limitation. LIBOR ARMs held in our long-term investment portfolio are subject to the following interest rate risks:

  •
  interest rate adjustment limitations on mortgages held for long-term investment due to periodic and lifetime interest rate cap features as compared to borrowings which are not subject to adjustment limitations;

  •
  mismatched interest rate re-pricing periods between mortgages held for long-term investment, which generally re-price every six months and borrowings, which re-price every month in regards to CMO borrowings and daily in regards to reverse repurchase agreements; and

  •
  uneven and unequal movements in the interest rate indices used to re-price mortgages held for long-term investment, which are generally indexed to one-, three- and six-month LIBOR and one-year LIBOR, and borrowings, which are generally indexed to one-month LIBOR.

           Along with an increase in short-term interest rates, our expectation, based on past experience, was that we would see a corresponding decline in mortgage prepayment rates. However, mortgage prepayment rates accelerated during the latter part of 2004. There is recent mortgage industry evidence that documents a substantial increase in home appreciation rates over the last three years has been a significant factor affecting prepayment patterns of Alt-A borrowers. Borrowers appeared more willing to use home equity to pay loan prepayment penalties in order to obtain lower monthly payments by refinancing into other mortgage products, such as interest-only and high loan-to-value mortgage products.

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

           Adjusted net interest margins were also affected by the following during 2004:

  •
  our interest rate risk management policies do not allow 100% coverage of the principal amount outstanding on CMO borrowings at any given time; and

  •
  actual mortgage prepayments and the corresponding repayment of CMO borrowings exceeded the pre-determined amortization schedule of the notional amount of derivative instruments.

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

           Additionally, we primarily acquire a certain notional amount of interest rate swap agreements, which correspond to the balance of CMO borrowings at the time we securitize mortgages. The interest rate swap agreements are generally acquired with a pre-determined amortization schedule of the notional amount of the interest rate swap agreements and is based upon the past prepayment experience of our mortgages. However, actual prepayment of mortgages and the corresponding repayment of CMO borrowings exceeded the amortization schedule of the notional amount of the interest rate swap agreements, which resulted in greater net cash payments on derivatives than we originally anticipated. Even so, as interest rates rose during 2004, realized loss on derivative instruments declined by 6 basis points to 55 basis points of average mortgage assets during 2004 as compared to 61 basis points during 2003 as realized loss on derivative instruments relative to average mortgage assets declined. Realized loss on derivative instruments during 2004 were $91.9 million on average mortgage assets of $16.7 billion as compared to

$47.8 million on average mortgage assets of $7.8 billion during 2003. Realized loss on derivative instruments along with the change in fair value of derivatives comprises substantially all of the gain (loss) on derivative instruments on our statement of operations.

Non-Interest Income

For the Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Changes in Non-Interest Income
(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	Increase (Decrease)	% Change
Realized gain (loss) from derivative instruments	$22,595	$(91,881)	$114,476	125%
Change in fair value of derivative instruments	144,932	96,575	48,357	50
Gain on sale of loans	39,509	24,729	14,780	60
Other income	13,888	10,948	2,940	27

Total non-interest income	$220,924	$40,371	$180,553	447%

           Realized Gain (Loss) from Derivative Instruments.    Realized gain (loss) from derivative instruments increased to $22.6 million during 2005 as compared to $(91.9) million during 2004, or 9 basis points of total average mortgage assets during 2005 as compared to (55) basis points of total average mortgage assets during 2004. The increase in realized gain (loss) from derivatives is due to the 200 basis point increase in one-month LIBOR from the end of 2004, which has caused the floating rate payment received on swaps to increase above the fixed payment made. Realized gain (loss) from derivative instruments are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income.

           Change in Fair Value of Derivative Instruments.    Change in fair value of derivative instruments increased to $144.9 million during 2005 as compared to $96.6 million during 2004. The increase in market valuation adjustment was the result of an increase in future expectations of short-term interest rates which took place during 2005 as a result of stronger than expected employment growth and rising inflationary expectations. We primarily enter into derivative contracts to offset changes in cash flows associated with CMO liabilities. In our consolidated financial statements, we record a market valuation adjustment for these derivatives, as well as other derivatives used by the mortgage operations to hedge our loan pipeline and mortgage loans held for sale, as current period expense or revenue. Changes in fair value of derivatives at IMH is not included as an addition or deduction for purposes of calculating estimated taxable income.

           Gain on Sale of Loans.    Gain on sale of loans increased to $39.5 million during 2005 as compared to $24.7 million during 2004. The increase of $14.8 million is primarily due to a 64% increase in whole loan sales and a REMIC securitization as the mortgage operations sold $8.7 billion of loans to third party investors and a REMIC during 2005 as compared to $5.3 billion for the same period in 2004. Additionally, we use derivatives to protect the market value of mortgages from the point in time when we establish an interest rate lock commitment on a particular mortgage prior to its close until the eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of the related derivative. For the year ended December 31, 2005, we recorded a $25.6 million gain from the settlement of these derivatives as compared to a loss of $(24.3) million for the year ended December 31, 2004. GAAP requires us to record our loans held-for-sale at the lower of cost or market (LOCOM) value. Market conditions at the end of 2005, such as widening of credit and bond spreads and an oversupply of mortgage inventory, resulted in the loans decreasing in value below cost resulting in us recording a $4.5 million LOCOM adjustment. For 2005 and 2004, the gain on sale of loans was also reduced by provisions for repurchases of $5.8 million and $405 thousand, respectively.

Non-Interest Income

For the Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

Changes in Non-Interest Income
(dollars in thousands)

	For the Year Ended December 31,
	2004	2003	Increase (Decrease)	% Change
Realized gain (loss) from derivative instruments	$(91,881)	$(47,847)	$(44,034)	(92)%
Change in fair value of derivative instruments	96,575	31,826	64,749	203
Gain on sale of loans	24,729	37,523	(12,794)	(34)
Other income	10,948	9,995	953	10
Equity in net earnings of Impac Funding Corporation	-	11,537	(11,537)	(100)

Total non-interest income	$40,371	$43,034	$(2,663)	(6)%

           Realized Gain (Loss) from Derivative Instruments.    Realized gain (loss) from derivative instruments increased to $(91.9) million during 2004 as compared to $(47.8) during 2003 primarily due to the increase in one month LIBOR. Total net cash payments on derivatives increased 92%, however, as interest rates rose during 2004, derivative costs declined by 6 basis points to (55) basis points of average mortgage assets during 2004 as compared to (61) basis points during 2003. Realized gain (loss) from derivative instruments are recorded as current period expense or revenue in our consolidated statement of operations and comprehensive earnings and are included in the calculation of taxable income.

           Change in Fair Value of Derivative Instruments.    The change in fair value of derivative instruments increased to $96.6 million during 2004 as compared to $31.8 million during 2003. The increase was a result of changes in future expectations of short-term rates which positively affected the value of our derivatives. We enter into derivative contracts to manage the various interest rate risks associated with cash flows on CMO and reverse repurchase borrowings. The change in fair value of derivative instruments is recorded in our consolidated statement of operations and comprehensive earnings but is excluded from the calculation of taxable income.

           Gain on Sale of Loans.    Gain on sale of loans decreased to $24.7 million during 2004 as compared to $37.5 million during 2003. The decrease in gain on sale is mainly attributed to a decrease in profitability on whole loan sales and REMIC securitizations.

Non-Interest Expense

Changes in Non-Interest Expense
(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	Increase (Decrease)	% Change
Personnel expense	$77,508	$60,420	$17,088	28%
General and administrative and other expense	25,384	17,097	8,287	48
Professional services	9,496	4,374	5,122	117
Equipment expense	5,420	3,689	1,731	47
Occupancy expense	5,018	3,658	1,360	37
Data processing expense	4,387	3,608	779	22

Total operating expense (1)	127,213	92,846	34,367	37

Amortization of deferred charge	27,174	16,212	10,962	68
Amortization and impairment of mortgage servicing rights	2,006	2,063	(57)	(3)
Impairment on investment securities available-for-sale	-	1,120	(1,120)	(100)
(Gain) loss on sale of other real estate owned	(1,888)	(3,901)	2,013	52

Total non-operating expense (2)	27,292	15,494	11,798	76

Total non-interest expense	$154,505	$108,340	$46,165	43%

Changes in Non-Interest Expense
(dollars in thousands)

	For the Year Ended December 31,
	2004	2003	Increase (Decrease)	% Change
Personnel expense	$60,420	$25,250	$35,170	139%
General and administrative and other expense	17,097	7,660	9,437	123
Professional services	4,374	4,785	(411)	(9)
Equipment expense	3,689	1,608	2,081	129
Occupancy expense	3,658	1,560	2,098	134
Data processing expense	3,608	1,829	1,779	97

Total operating expense (1)	92,846	42,692	50,154	117

Amortization of deferred charge	16,212	5,658	10,554	187
Amortization and impairment of mortgage servicing rights	2,063	1,290	773	60
Impairment on investment securities available-for-sale	1,120	298	822	276
(Gain) loss on sale of other real estate owned	(3,901)	(2,632)	(1,269)	(48)

Total non-operating expense (2)	15,494	4,614	10,880	236

Total non-interest expense	$108,340	$47,306	$61,034	129%

(1)
Operating expenses are primarily related to the mortgage operations personnel, which fluctuates in conjunction with increases or decreases in mortgage acquisition and origination volumes.
(2)
Non-operating expenses generally relate to existing assets and liabilities and are generally not a function of increases or decreases in mortgage acquisition or origination volumes.

For the Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

           Total non-interest expense was $154.5 million for 2005 as compared to $108.3 million for 2004. The year-over-year increase in non-interest expense of $46.2 million was primarily the result of the following:

  •
  $34.4 million increase in operating expenses and

  •
  $11.0 million increase in amortization of deferred charge

           Operating expenses.    Operating expenses from the mortgage operations are a component of the mortgage operations' net earnings and are reflected on the consolidated financial statements as equity in net earnings of Impac Funding Corporation. Operating expenses include personnel expense, general and administrative and other expense, professional services, equipment expense, occupancy expense and data processing expense.

           Operating costs rose by $34.4 million, or 37%, as the Company continued to upgrade and expand the staffs of primarily our Information Technology and Internal Audit departments. Although the mortgage operations acquisitions and originations remained substantially unchanged at $22.3 billion for 2005 as compared to $22.2 in 2004, we continued to hire personnel to support the current levels of production. Operating costs also increased during 2005 due to the expansion of our wholesale mortgage operations into the Midwest and East Coast including the hiring of mortgage professionals and the assumption of certain premises and operating leases. In addition, an increase in staffing caused an increase of $8.3 million, or 48%, in general and administrative and other expense while occupancy expense increased to $5.0 million, or 37%, during 2005 as compared to $3.7 million during 2004. In order to accommodate expansion, we entered into premises leases for office space directly surrounding our main corporate facility in Newport Beach, California. The expansion of our operations within a geographically centralized area allows us to maintain our centralized operating approach.

           Amortization of deferred charge.    A deferred charge was recorded to eliminate the income tax effect resulting from gains on inter company mortgage sales, which primarily represent the amount allocated to MSRs when they are sold to third parties. The deferred charge is amortized to expense over the expected life of the mortgages. Amortization of deferred charge was $27.2 million during 2005 as compared to $16.2 million during 2004. The year-over-year increase in the amortization of the deferred charge was the result of a higher average balance of deferred charge in 2005 as compared 2004 as a result of $16.9 billion in retentions of mortgages by the long term investment operations from the mortgage operations in 2004. Also, the increase in amortization was associated with the higher loan prepayments in 2005 as compared to 2004.

  Income Taxes

           Income tax benefit increased to $29.7 million during 2005 as compared to $13.5 million during 2004 primarily due to an increase in operating losses at IFC when profits on inter company loan sales are eliminated from IFC's net earnings. IFC is a taxable REIT subsidiary (TRS) and is therefore subject to corporate income taxes. For GAAP purposes, the Company records a deferred charge to eliminate the expense recognition of income taxes paid on inter company profits that result from the sale of mortgages from IFC to the long-term operations. The amortization of the deferred charge is recorded in other expense rather than income tax expense.

For the Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

           Operating expenses.    Operating costs for 2003 include only six months of operating expenses from the mortgage operations that were consolidated on the consolidated financial statements as the mortgage operations were acquired by the Company on July 1, 2003. Therefore, if a full year of operating costs from the mortgage operations were recorded on the financial statements on a consolidated basis for 2003, the year-over-year percentage change in operating costs would be lower. Operating expenses from the mortgage operations during the first six months of 2003 are a component of the mortgage operations' net earnings and are reflected on the consolidated financial statements as equity in net earnings of Impac Funding Corporation. Operating expenses include personnel expense, general and administrative and other expense, professional services, equipment expense, occupancy expense and data processing expense.

           Operating expense increased 117% to $92.8 million during 2004 as compared to $42.7 million for 2003 primarily due to (1) a 134% increase in originations and acquisitions from the mortgage operations during 2004 and (2) operating expenses for

2003 include the consolidation of operating expenses from the mortgage operations for only the last six months of 2003 as the mortgage operations were consolidated on July 1, 2003.

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

           Amortization of deferred charge.    A deferred charge was recorded to eliminate the income tax effect resulting from gains on inter company mortgage sales, which primarily represents the amount allocated to MSRs when MSRs are sold to third parties and mortgages are transferred from the mortgage operations to the long-term investment operations and retained for long-term investment. The deferred charge is amortized to expense over the expected life of the mortgages. Amortization of deferred charge was $16.2 million during 2004 as compared to $5.7 million during 2003. The year-over-year increase in the amortization of the deferred charge was the result of the acquisition of $16.9 billion of mortgages by the long-term investment operations from the mortgage operations and the subsequent sale of MSRs to third parties during 2004 as compared to the acquisition of $5.8 billion of mortgages by the long-term investment operations from the mortgage operations and the subsequent sale of MSRs to third parties during 2003.

  Income Taxes

           Income tax benefit increased to $13.5 million during 2004 as compared to $1.4 million during 2003 primarily due to an increase in operating losses at IFC when profits on inter company loan sales where eliminated from IFC's net earnings. IFC is a taxable REIT subsidiary (TRS) and is therefore subject to corporate income taxes. However, in California we file a combined tax return with IMH and IFC where certain inter company transactions are eliminated which can result in a net tax operating loss for IFC. We also, for GAAP purposes, recorded a deferred charge to eliminate the expense recognition of income taxes paid on inter company profits that resulted from the sale of mortgages from IFC to the long-term operations. The amortization of the deferred charge is recorded in other expense rather than income tax expense.

Results of Operations by Business Segment

           We operate three core businesses:

  •
  the long-term investment operations;

  •
  the mortgage operations; and

  •
  the warehouse lending operations.

Long-Term Investment Operations

For the Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	Increase (Decrease)	% Change
Net interest income	$74,604	$231,944	$(157,340)	(68)%
Provision for loan losses	30,563	24,851	5,712	23

Net interest income after provison for loan losses	44,041	207,093	(163,052)	(79)
Realized gain (loss) from derivative instruments	22,595	(91,881)	114,476	125
Change in fair value of derivative instruments	155,695	96,575	59,120	61
Other non-interest income	1,528	11,617	(10,089)	(87)

Total non-interest income	179,818	16,311	163,507	1002
Non-interest expense and income taxes	14,083	8,102	5,981	74

Net earnings	$209,776	$215,302	$(5,526)	(3)%

           Net interest income.    Net interest income decreased 68% to $74.6 million for 2005 as compared to $231.9 million for 2004 primarily due to a 153% increase in borrowing cost on mortgage assets as one-month LIBOR increased approximately 200 basis points in 2005. The long-term investment operations acquired $12.2 billion of mortgages from the mortgage operations and originated $798.5 million of multi-family mortgages. The acquisition and origination of mortgages by the long-term investment operations was primarily financed by the securitization of $14.0 billion of CMOs. The adjusted net interest margin on mortgages held as CMO collateral declined 52 basis points to 0.39% during 2005 as compared to 0.91% during 2004. The decline in adjusted net interest margin was primarily due to (1) an increase in short-term interest rates, (2) an increase in the amortization of loan premiums, securitization costs and bond discounts as a result of higher than expected mortgage prepayments and, to a lesser extent, (3) higher leverage and lower net interest margins on certain CMOs completed during the second half of 2005, as previously discussed. Adjusted net interest margin on mortgages held as CMO collateral is calculated by subtracting interest expense on CMO borrowings, accretion of loan discounts and cost of derivatives from interest income on mortgages held as CMO collateral and dividing by average mortgages held as CMO collateral in the yield table above.

           Non-interest income.    Non-interest income for our long-term investment operations is primarily derived from realized gain (loss) from derivative instruments, change in fair value of derivative instruments, gain (loss) on loans held-for-sale, gain (loss) on sale of securities, loan servicing income and other fee income. During 2005, non-interest income rose by $163.5 million to $179.8 million as compared to $16.3 million during 2004 primarily due to increases of $114.5 million in realized gain (loss) from derivative instruments and $59.1 million in change in fair value of derivative instruments. The increase in realized gain (loss) from derivative instruments is primarily associated with the increase in one-month LIBOR and the change in fair value of derivative instruments is primarily attributable to an increase in future expectations of higher one-month LIBOR rates positively affecting the value of derivatives.

           On January 1, 2006, we elected to change IMCC from a qualified REIT subsidiary to a taxable REIT subsidiary which is consistent with the remaining mortgage operations. We have also changed the name of IMCC to Impac Commercial Capital Corporation ("ICCC"). The loan portfolio remains as part of the REIT assets while the commercial origination operations, ICCC, will be subject to state and federal income taxes beginning in 2006.

For the Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2004	2003	Increase (Decrease)	% Change
Net interest income	$231,944	$130,529	$101,415	78%
Provision for loan losses	24,851	22,368	2,483	11

Net interest income after provison for loan losses	207,093	108,161	98,932	91
Realized loss from derivative instruments	(91,881)	(47,847)	(44,034)	(92)
Change in fair value of derivative instruments	96,575	31,826	64,749	203
Other non-interest income	11,617	17,615	(5,998)	(34)

Total non-interest income	16,311	1,594	14,717	923
Non-interest expense and income taxes	8,102	4,332	3,770	87

Net earnings	$215,302	$105,423	$109,879	104%

           Net interest income.    Net interest income increased 78% to $231.9 million for 2004 as compared to $130.5 million for 2003, primarily due to an increase in total average mortgage assets as the long-term investment operations acquired $16.9 billion of mortgages from the mortgage operations and originated $458.5 million of multi-family mortgages. The acquisition and origination of mortgages by the long-term investment operations was primarily financed by the securitization of $17.7 billion of CMOs. The adjusted net interest margin on mortgages held as CMO collateral declined 30 basis points to 0.82% during 2004 as compared to 1.12% during 2003. The decline in adjusted net interest margin was primarily due to (1) an increase in short-term interest rates, (2) an increase in the amortization of loan premiums, securitization costs and bond discounts as a result of higher than expected mortgage prepayments and, to a lesser extent and (3) higher leverage and lower net interest margins on certain CMOs completed during the second half of 2004, as previously discussed. Adjusted net interest margin on mortgages held as CMO collateral is calculated by subtracting interest expense on CMO borrowings, accretion of loan discounts and cost of derivatives from interest income on mortgages held as CMO collateral and dividing by average mortgages held as CMO collateral in the yield table above.

           Non-interest income.    Non-interest income rose by $14.7 million to $16.3 million during 2004 as compared to $1.6 million for 2003, which was primarily due to a $64.8 million increase in the change in fair value of derivative instruments from an increase in future expectations of higher one-month LIBOR rates. Realized loss on derivative instruments decreased to $91.9 million during 2004 as compared to a loss of $47.8 million during 2003.

Mortgage Operations

For the Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	Increase (Decrease)	% Change
Net interest income	$3,824	$14,744	$(10,920)	(74)%
Non-interest income	120,020	130,563	(10,543)	(8)
Non-interest expense and income taxes	108,876	102,363	6,513	6

Net earnings	$14,968	$42,944	$(27,976)	(65)%

           The mortgage operation generates income by securitizing and selling mortgages to permanent investors, including the long-term investment operations and to a lesser extent, earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held for sale.

           Net earnings for the mortgage operations were $14.9 million during 2005 as compared to $42.9 million during 2004. The decrease in net earnings was primarily due to decreases of $10.9 million in net interest income and $10.5 million in non-interest income, offset by an increase in non-interest expense and income taxes of $6.5 million.

           Net interest income dropped 74% during 2005 to $3.8 million as compared to $14.7 million for 2004. Although interest income on mortgage assets increased 106% to $127.0 million as compared to $61.7 million for 2004, borrowing costs, which are tied to one-month LIBOR, increased approximately 200 basis points which caused borrowing costs to increase faster than the adjustments on our assets and resulted in an overall decrease in net interest income.

           Non-interest income decreased 8% during 2005 primarily due to a $15.3 million decrease in gain (loss) on sale of loans. Lower volumes of mortgages sold to the long-term investment operations and third party investors resulted in a decrease in gain (loss) on sale of loans. The mortgage operations sold $20.9 billion to the long-term investment operations and third party investors in 2005, 6% less than the $22.2 billion sold in 2004. Gain (loss) on sale of loans includes the difference between the price at which we acquire or originate mortgages and the price we receive upon the sale or securitization of mortgages plus or minus direct mortgage origination revenue and costs, i.e. loan and underwriting fees, commissions, appraisal review fees and document processing expenses. Gain on sale of loans acquired or originated by the mortgage operations also includes a premium for the sale of mortgage servicing rights upon the sale or securitization of mortgages including REMICs and CMOs. In order to minimize risks associated with the accumulation of our mortgages, we seek to securitize or sell mortgages monthly thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of mortgages. Additionally, as required by GAAP, the company recorded loans held-for-sale at the lower of cost or market resulting in a $4.5 million write down as current market conditions, such as the widening of credit and bond spreads and a lack of demand for mortgage product forced the loans to drop in value at year end.

           Additionally, net earnings decreased as non-interest expense and income taxes increased $6.5 million as operating expenses increased 39% to $103.6 in 2005. Mortgage acquisitions and originations remained substantially unchanged from period to period however personnel expenses increased 19% to $56.2 million in 2005 as compared to $47.1 for 2004, as a result of increasing staff levels as needed by higher production levels starting in 2004 as well as an increase in infrastructure costs in information technology and internal audit required for compliance to Sarbanes-Oxley regulations. Also included in non-interest expense are legal and professional fees which increased 197% to $10.4 million as compared to $3.5 million for 2004, business promotion expenses which increased 159% to $7.5 million as compared to $2.9 million for 2004 and general and administrative expenses which increased to $11.4 million as compared to $8.7 million for 2004. Operating expenses are partially offset when netted against income taxes as the mortgage operations recorded a tax benefit of $3.3 million for 2005 as compared to a tax expense of $20.9 in 2004 million primarily due to an increase in operating losses at IFC.

For the Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2004	2003	Increase (Decrease)	% Change
Net interest income	$14,744	$8,262	$6,482	78%
Non-interest income	130,563	55,723	74,840	134
Non-interest expense and income taxes	102,363	47,096	55,267	117

Net earnings	$42,944	$16,889	$26,055	154%

           The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations and, to a lesser extent, it earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held for sale. Net earnings from the mortgage operations for 2004 include twelve months of results of operations, however, prior to IMH's purchase of all of the outstanding shares of common stock of IFC, thereby causing the consolidation of IFC's financial statements into IMH's financial statements, its results of operations were reflected on a consolidated basis for the period January 1, 2003 to June 30, 2003.

           Net earnings from the mortgage operations increased by $26.0 million to $42.9 million during 2004 as compared to net earnings of $16.9 million during the consolidation period. For a full year comparison, net earnings for the mortgage operations were $42.9 million during 2004 as compared to $35.4 million on a non-consolidated basis during 2003. The increase in net earnings was primarily due to an increase of $73.8 million in non-interest income, which was partially offset by a $54.2 million increase in non-interest expense.

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

           Partially offsetting the increase in non-interest income was an increase in non-interest expense, which increased 112% to $102.8 million during 2004 as compared to $48.6 million for 2003, as mortgage acquisitions and originations rose by 134% to $22.2 billion for 2004 as compared to $9.5 billion for 2003. The increase in mortgage acquisitions and originations resulted in the addition of personnel by the mortgage operations and a corresponding increase in operating costs. In order to accommodate expansion, we entered into premises leases for office space directly surrounding our main corporate facility in Newport Beach, California. The expansion of our operations within a geographically centralized area allows us to maintain our centralized operating approach as we are able to leverage technology and operational expertise from our main headquarters to the new facilities.

Warehouse Lending Operations

For the Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	Increase (Decrease)	% Change
Net interest income	$55,725	$45,822	$9,903	22%
Provision for loan losses	-	6,076	(6,076)	(100)
Non-interest income	7,760	10,592	(2,832)	(27)
Non-interest expense and income taxes	7,542	6,899	643	9

Net earnings	$55,943	$43,439	$12,504	29%

           The warehouse lending operations primarily generate net earnings from net interest income earned from the difference between its cost of borrowings and the interest earned on warehouse advances and, to a lesser extent, fees from warehouse lending transactions. The warehouse lending operations provide warehouse financing to affiliated companies, including the mortgage operations and long-term investment operations and to approved, non-affiliated clients some of which are correspondents of the mortgage operations.

           Net earnings from the warehouse lending operations were $55.9 million for 2005 as compared to $43.4 million for 2004. The increase in net earnings of $12.5 million was primarily due to a $10.0 million increase in net interest income to $55.7 million during 2005 as compared to $45.8 million during 2004. Net interest income rose for 2005 as one-month LIBOR rates increased approximately 200 basis points resulting in higher interest earnings on warehouse advances to affiliated companies. Additionally, net interest income rose 22% on year-over-year basis as total average finance receivables rose 22% to $2.8 billion during 2005 as compared to $2.3 billion during 2004.

           Net earnings were negatively impacted during 2004 as the warehouse lending operations added $6.1 million to loan loss provisions during 2004 as fraudulent warehouse advances were discovered in 2004 which were determined to be impaired. By year-end 2004, the warehouse lending operations had a specific allowance for loan losses of $10.7 million for impaired warehouse advances. For calculation of estimated taxable income, deductions for permanently impaired mortgages were taken as a deduction to estimated taxable income for 2004.

For the Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2004	2003	Increase (Decrease)	% Change
Net interest income	$45,822	$28,950	$16,872	58%
Provision for loan losses	6,076	2,485	3,591	145
Non-interest income	10,592	6,016	4,576	76
Non-interest expense and income taxes	6,899	5,012	1,887	38

Net earnings	$43,439	$27,469	$15,970	58%

           The warehouse lending operations primarily generate net earnings from net interest income earned from the difference between its cost of borrowings and the interest earned on warehouse advances and, to a lesser extent, fees from warehouse lending transactions. The warehouse lending operations provide warehouse financing to affiliated companies, including the mortgage operations and long-term investment operations and to approved non-affiliated clients some of which are correspondents of the mortgage operations.

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

           Net earnings were negatively impacted during 2004 as the warehouse lending operations added $6.1 million to loan loss provisions during 2004 as fraudulent warehouse advances were discovered in 2004 which were determined to be impaired. By year-end 2004, the warehouse lending operations had a specific allowance for loan losses of $10.7 million for impaired warehouse advances. For calculation of estimated taxable income, deductions for permanently impaired mortgages were taken as a deduction to estimated taxable income for 2004.

           Refer to Note I. "Segment Reporting" in the notes to consolidated financial statements for financial results of the operating segments and see Item 1. Business for additional detail regarding the operating structure.

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

           ALCO participants include senior executives of the mortgage operations and warehouse lending operations. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the balance sheet for changes in the liquidity of our assets. Our primary liquidity consists of cash and cash equivalents; short-term securities available for sale and maturing mortgages, or "liquid assets."

           We believe that current cash balances, short-term investments, currently available financing facilities, capital raising capabilities and excess cash flows generated from our long-term mortgage portfolio will adequately provide for projected funding needs and limited asset growth. Refer to Item 1.A "Business—Risk Factors" for additional information regarding risks that could adversely affect our liquidity.

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

           Acquisition and origination of mortgages by the mortgage and long-term investment operations.    During 2005, the mortgage operations acquired $22.3 billion of primarily Alt-A mortgages, of which $12.2 billion were acquired by the long-term investment operations from IFC for long-term investment. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages between 15 to 45 days of acquisition or origination. Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated and our capital investment, or "haircut," required upon financing, which is generally determined by the type of collateral provided. The mortgage operations acquired and originated mortgages at a weighted average price of 101.7 during, which were financed with warehouse borrowings from the warehouse lending operations at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgages. In addition, IMCC originated $798.5 million of multi-family mortgages at a weighted average price of 100.1 which were initially financed with short-term reverse repurchase financing from the warehouse lending operations at a haircut of generally 3% of the outstanding principal balance of the mortgages.

           Long-term investment in mortgages by the long-term investment operations.    The long-term investment operations acquire primarily Alt-A mortgages from the mortgage operations and finance them with reverse repurchase borrowings from the warehouse lending operations at substantially the same terms as the mortgage operations. When the long-term investment operations finance mortgages with long-term CMO borrowings, short-term reverse repurchase financing is repaid. Then, depending on credit ratings from national credit rating agencies on our CMOs, we are generally required to provide an over-collateralization, or "OC", of 0.35% to 1% of the principal balance of mortgages securing CMO financing as compared to a haircut of 2% to 10% of the principal balance of mortgages securing short-term reverse repurchase financing. Our total capital investment in CMOs generally ranges from approximately 2% to 5% of the principal balance of mortgages securing CMO borrowings which includes premiums paid upon acquisition of mortgages from the mortgage operations, costs paid for completion of CMOs, costs to acquire derivatives and OC required to achieve desired credit ratings. Multi-family mortgages are financed on a long-term basis with CMO borrowings at substantially the same rates and terms as Alt-A mortgages. Multi-family loans generally have a 3% haircut on reverse repurchase lines and initial over collateralization target of 2.75% to 3.37%

           Provide short-term warehouse advances by the warehouse lending operations.    We utilize committed and uncommitted reverse repurchase facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations. The warehouse lending operations provide short-term financing to the mortgage operations and non-affiliated clients from the closing of mortgages to their sale or other settlement with investors. The warehouse lending operations generally finance between 90% and 98% of the fair market value of the principal balance of mortgages, which equates to a haircut requirement of between 10% and 2%, respectively, at one-month LIBOR, plus a spread. The mortgage operations have uncommitted warehouse line agreements to obtain financing from the warehouse lending operations at one-month LIBOR plus a spread during the period that the mortgage operation accumulate mortgages until the mortgages are securitized or sold. As of December 31, 2005, the mortgage operations had $2.0 billion of warehouse advances outstanding with the warehouse lending operations. In addition, as of December 31, 2005, the warehouse lending operations had $691.5 million of approved warehouse lines available to non-affiliated clients, of which $350.2 million was outstanding.

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

           Pay common and preferred stock dividends and trust preferred payments.    We paid common stock dividends of $147.4 million and preferred stock dividends of $14.5 million during 2005, which we generated from our operating activities. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We paid total regular cash dividends of $1.95 per common share in 2005 which met taxable income distribution requirements for the year. We also paid interest of $5.4 million attributable to the junior subordinated debt issued by the Company in connection with our trust preferred offerings. See "Issuance of Preferred Stock" for a discussion of the terms of our outstanding series of preferred stock and "Note U—Trust Preferred Securities" in the accompanying notes to the consolidated financial statements.

           A portion of dividends paid to IMH's stockholders came from dividend distributions from the mortgage operations, our taxable REIT subsidiary, to IMH. During 2005, the mortgage operations provided a dividend distribution of $32.9 million to IMH of which approximately $22.8 million was attributable to prior period undistributed taxable income. Because the mortgage operations may seek to retain earnings to fund the acquisition and origination of mortgages or to expand the mortgage operations, the board of directors of our taxable REIT subsidiary may decide that the mortgage operations should cease making dividend distributions in the future. This could reduce the amount of taxable income that would be distributed to IMH stockholders in the form of dividend payment amounts.

           Our operating businesses are primarily funded as follows:

  •
  CMO borrowings and reverse repurchase agreements;

  •
  excess cash flows from our long-term mortgage portfolio;

  •
  sale and securitization of mortgages;

  •
  cash proceeds from the issuance of common and preferred stock;

  •
  cash proceeds from the issuance of trust preferred securities; and

  •
  cash proceeds from the exercise of stock options.

           Reverse repurchase agreements and CMO borrowings.    We use reverse repurchase agreements to fund substantially all financing to affiliates and non-affiliated clients and for the acquisition and origination of Alt-A and multi-family mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase facilities with third party lenders. We primarily use uncommitted and committed facilities with major investment banks to finance substantially all warehouse financing, as needed. During 2005 the warehouse facilities amounted to $4.3 billion, of which $2.4 billion was outstanding at December 31, 2005. The warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These warehouse facilities may have certain covenant tests which we continue to satisfy. From time to time, we may also receive additional uncommitted interim financing from our lenders in excess of our permanent borrowing limits to finance mortgages during the accumulation phase and prior to securitizations or whole loan sales.

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

           We expect to continue to use short-term reverse repurchase facilities to fund the acquisition of mortgages. If we cannot renew or replace maturing borrowings, we may have to sell, on a whole loan basis, the mortgages securing these facilities, which, depending upon market conditions may result in substantial losses. Additionally, if for any reason the market value of our mortgages securing reverse repurchase facilities decline, our lenders may require us to provide them with additional equity or collateral to secure our borrowings, which may require us to sell mortgages at substantial losses.

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

           During 2005, we completed $14.0 billion of CMOs to provide long-term financing for the retention of $12.2 billion of primarily Alt-A mortgages and the origination of $798.5 million of multi-family mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as CMO collateral, which means that we have to provide less initial capital upon completion of CMOs. Capital investment in the CMOs is established at the time CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies.

           Excess cash flows from our long-term mortgage portfolio.    We receive excess cash flows on mortgages held as CMO collateral after distributions are made to investors on CMO borrowings to the extent cash or other collateral required to maintain desired credit ratings on the CMOs is fulfilled and can be used to provide funding for some of the long-term investment operations' activities. Excess cash flows represent the difference between principal and interest payments on the underlying mortgages, adjusted by the following:

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

  •
  When selling mortgages on a whole loan basis, the mortgage operations will accumulate mortgages and enter into sales transactions with third party investors on a monthly basis; and

  •
  When the mortgage operations enter into a Real Estate Mortgage Investment Company (REMIC) securitization it accumulates mortgages and sells these loans periodically.

           The mortgage operations sold $12.2 billion of mortgages to the long-term investment operations during 2005 and sold $8.7 billion of mortgages to third party investors and through REMICs. The mortgage operations sold mortgage servicing rights on all mortgages sold during 2005. The sale of mortgage servicing rights generated substantially all cash, which was used to acquire and originate additional mortgage assets.

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

           Issuance of Common and Preferred Stock    We filed with the SEC a shelf registration statement that allows us to sell up to $1.0 billion of securities, including common stock, preferred stock, debt securities and warrants. By issuing new shares periodically throughout the year, we believe that we were able to utilize new capital more efficiently and profitably.

           On September 30, 2005, the Company entered into a common stock sales agreement with Brinson Patrick Securities Corporation (Brinson Patrick) for the sale of up to 7.5 million shares of its common stock from time to time through Brinson Patrick as sales agent. As of December 31, 2005, we sold 363,700 shares of common stock and received net proceeds of $4.2 million. Brinson Patrick received a commission of 3% of the gross sales price per share of the shares of common stock sold pursuant to the sales agreement, which amounted to an aggregate commission of $131,000.

           On September 30, 2005, the Company also entered into a Preferred Stock sales agreement with Brinson Patrick, for the sale of up to 800,000 shares of its 9.125% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) from time to time through Brinson Patrick as sales agent. As of December 31, 2005, we sold 71,200 shares of Series C Preferred Stock and received net proceeds of approximately $1.7 million. Brinson Patrick received a commission of 3% of the gross sales price per share of the shares of preferred stock sold pursuant to the sales agreement, which amounted to an aggregate commission of $51,000.

           In May of 2004, we completed the sale of 2.0 million shares of 9.375% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, or "series B preferred stock." Dividends on the series B preferred stock are payable quarterly in arrears on or before March 31, June 30, September 30 and December 31 of each year. The shares of series B preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Holders of shares of series B preferred stock generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters and in certain other events. The Company may not redeem the series B preferred stock until May 29, 2009 except in limited circumstance to preserve the Company's status as a real estate investment trust. On or after May 29, 2009, the Company may, at its option, redeem the series B preferred stock in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends (whether or not declared), if any, to and including the redemption date.

           In November and December, 2004, we completed the sale of an aggregate of 4.3 million shares of 9.125% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, or "series C preferred stock." Dividends on the series C preferred stock are payable quarterly in arrears on or before March 31, June 30, September 30 and December 31 of each year. The shares of series C preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Holders of shares of series C preferred stock generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters and in certain other events. The Company may not redeem the series C preferred stock until November 23, 2009 except in limited circumstances to preserve the Company's status as a real estate investment trust. On or after November 23, 2009, the Company may, at its option, redeem the series C preferred stock in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends (whether or not declared), if any, to and including the redemption date. See Note U to the consolidated financial statements for a further description of the trust preferred securities.

           Cash proceeds from the issuance of trust preferred securities    During 2005, the Company formed four wholly-owned trust subsidiaries (Trusts) for the purpose of issuing an aggregate of $99.2 million of trust preferred securities (the Trust Preferred Securities). The proceeds from the sale thereof were invested in junior subordinated debt issued by the Company. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts are invested in junior subordinated notes (Notes), which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as paid by the Company on the Notes held by the Trusts. The Company received net proceeds of $93.2 million from the issuance of the trust preferred securities.

           Cash proceeds from the issuance of stock options    During 2005, the Company received $6.4 million from the issuance of common stock associated with the exercise of stock options.

           Operating Activities – Net cash (used in) provided by operating activities was $(812.8) million for 2005 as compared to $(179.4) million for 2004 and $166.2 million for 2003. For 2005, the purchase of mortgages, net of loan sales, of $1.4 billion and the decrease in restricted cash used for CMO pre-fundings of $252.7 million were primarily used in operating activities. Funds used in operating activities during 2005 were partially offset by net earnings of $270.3 million. Funds used in operating activities during 2004 were partially offset by net earnings of $257.6 million. In 2003, operating activities provided loan sales net of loan purchases of $88.3 million and net earnings of $149.0 million.

           Investing Activities – Net cash used in investing activities was $2.9 billion for 2005 as compared to $12.6 billion for 2004 and $4.0 billion for 2003. For 2005, 2004 and 2003, net cash of $3.1 billion, $12.8 billion and $4.1 billion, respectively, was used in investing activities to acquire mortgages, net of principal repayments, for long-term investment.

           Financing Activities – Net cash provided by financing activities was $3.6 billion for 2005 as compared to $13.0 billion for 2004 and $3.9 billion for 2003. For 2005, 2004 and 2003, net cash flows of $2.7 billion, $12.7 billion and $3.4 billion, respectively, were provided by financing activities as a result of CMO financing, net of principal repayments.

Inflation

           The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations during each of 2005, 2004 and 2003. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgages and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect our yield and subsequently the value of our portfolio of mortgage assets.

Contractual Obligations

           As of December 31, 2005, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than one year	One to Three Years	Three to Five Years	More than Five Years
CMO Borrowings (1)	$24,037,633	$9,733,417	$9,173,319	$3,330,895	$1,800,002
Reverse repurchase agreements	2,430,075	2,430,075	-	-	-
Rate-locked mortgage pipeline	1,291,826	1,291,826	-	-	-
Trust preferred securities	96,250	-	-	-	96,250
Premises operating lease agreements	77,812	7,641	17,468	13,566	39,137

Total Contractual Obligations	$27,933,596	$13,462,959	$9,190,787	$3,344,461	$1,935,389

(1)
Payments on CMO borrowings are based on anticipated receipts of principal on underlying mortgage loan collateral using expected prepayment rates. If actual mortgage prepayment rates differ from our estimates, the payment amounts will vary from the reported amounts.

           For additional information regarding our commitments refer to "Note H—CMO Borrowings" and "Note N—Commitments and Contingencies" in the accompanying notes to the consolidated financial statements.

RATIO OF EARNINGS TO FIXED CHARGES AND
RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

           The following table displays our ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends (1)(2):

	For the year ended December 31,
	2005	2004	2003		2002		2001
Ratio of earnings to fixed charges	1.23x	1.59x	1.70x		1.33x		-	(4)

Ratio of earnings to combined fixed charges and preferred stock dividends	1.21x	1.58x	1.70x	(3)	1.33x	(3)	-	(4)

(1)
Earnings used in computing the ratio of earnings to fixed charges consist of net earnings before income taxes plus fixed charges. Fixed charges include interest expense on debt and the portion of rental expense deemed to represent the interest factor.
(2)
Financial information for the years ended December 31, 2003 to 2001 reflects accounting restatements and reclassifications for prior periods. In addition, prior to the consolidation of IFC on July 1, 2003, the method used to calculate the ratio of earnings to fixed charges and preferred stock dividends reflects the consolidated net earnings of IMH less net earnings of IFC plus dividend distributions from IFC to IMH.
(3)
No preferred stock dividends were paid during this period as we did not have any preferred stock outstanding.
(4)
Earnings were insufficient to cover fixed charges. The amount of the deficiency for the year ended December 31, 2001 was $7.5 million.

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

Changes in Interest Rates

           ALCO follows interest rate risk management policies intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate borrowings. Our primary objective is to limit our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management policies are formulated with the intent to substantially offset the potential adverse effects of changing interest rates on cash flows on adjustable rate borrowings.

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

           We measure the sensitivity of our net interest income to changes in interest rates affecting interest sensitive assets and liabilities using various simulations. These simulations take into consideration changes that may occur in investment and financing strategies, the forward yield curve, interest rate risk management strategies, mortgage prepayment speeds and the volume of mortgage acquisitions and originations. As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets and interest-bearing liabilities and their affect on overall earnings. The simulations assume instantaneous and parallel shifts in interest rates. First, we estimate net interest income along with net cash flows on derivatives for the next twelve months using balance sheet data and the notional amount of derivatives as of December 31, 2005 and 12-month projections of the following primary drivers affecting net interest income:

  •
  future interest rates using forward yield curves, which are considered market estimates of future interest rates;

  •
  mortgage acquisition and originations;

  •
  mortgage prepayment rate assumptions; and

  •
  forward swap rates.

           We refer to the 12-month projection of net interest income along with the 12-month projection of net cash flows on derivatives as the "base case." For financial reporting purposes, net cash flows on derivative instruments are included in realized gain (loss) on derivative instruments on the consolidated financial statements. However, for purposes of interest rate risk analysis we include net cash flows on derivatives in our base case simulations as we acquire derivatives to offset the effect that changes in interest rates have on variable borrowing costs, such as CMO and reverse repurchase borrowings. We believe that including net cash flows on derivatives in our interest rate risk analysis presents a more useful simulation of the effect of changing interest rates on net cash flows generated by our long-term mortgage portfolio.

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

           In the following table, the down 100 basis point scenario as of December 31, 2005 represents our projection of the net change from base case net interest income, which is derived from assumptions as previously discussed, if market interest rates were to immediately decline by 100 basis points. This means that we reduce interest rates at all data points along our projected forward yield curve by 100 basis points and recalculate our projection of net interest income over the next 12 months. In addition, based on changes in interest rates, or changes in our forward yield curve, our model adjusts mortgage prepayment rates and recalculates amortization of acquisition and securitization costs and net cash receipts or payments on derivates as part of the calculation of net interest income. Thus, if a 100 basis point decline occurred the projected volatility to net interest income is positively impacted through our use of derivatives.

           Over the past year, the interest rate risk profile shifted from modestly asset sensitive to modestly liability sensitive. This occurred as part of a deliberate and long-term optimization strategy as mortgages having marginally longer duration than that of CMO borrowings were added to our balance sheet during 2005. Other factors contributing to the shift in the interest rate risk profile include the increase in the overall level of interest rates, the flattening of the yield curve and slower expected prepayment behavior. However, since our estimates are based upon numerous assumptions, actual sensitivity to interest rate changes could vary if actual experience differs from the assumptions used.

           The following table estimates the financial impact to base case, including net cash flow from derivatives, from various instantaneous and parallel shifts in interest rates based on both our on-balance sheet structure and off-balance sheet structure, which refers to the notional amount of derivatives that are not recorded on our balance sheet as of December 31, 2005 and 2004 (dollar amounts in millions):

	Changes in base case as of December 31, 2005 (1)
	Excluding net cash flow on derivatives		Net cash flow on derivatives	Including net cash flow on derivatives
Instantaneous and Parallel Change in Interest Rates (2)	$	(%)	$	$	(%)
Up 300 basis points, or 3% (3)	(394.0)	1,340	367.0	(27.0)	(21)
Up 200 basis points, or 2%	(263.2)	895	244.6	(18.5)	(14)
Up 100 basis points, or 1%	(129.9)	442	122.3	(7.6)	(6)
Down 100 basis points or 1%	125.8	(428)	(122.3)	3.4	3
Down 200 basis points or 2%	251.8	(856)	(244.6)	7.1	6
Down 300 basis points or 3%	379.3	1,290	(366.6)	12.6	10
	Changes in base case as of December 31, 2004 (1)
	Excluding net cash flow on derivatives		Net cash flow on derivatives	Including net cash flow on derivatives
Instantaneous and Parallel Change in Interest Rates (2)	$	(%)	$	$	(%)
Up 300 basis points, or 3% (3)	(380.1)	(132)	328.3	(51.8)	(18)
Up 200 basis points, or 2%	(258.3)	(90)	218.9	(39.4)	(14)
Up 100 basis points, or 1%	(123.2)	(43)	109.4	(13.8)	(5)
Down 100 basis points or 1%	114.9	40	(109.4)	5.5	2

(1)
The dollar and percentage changes represent base case for the next twelve months versus the change in base case using various instantaneous and parallel interest rate change simulations, excluding the effect of amortization of loan discounts to base case.
(2)
Instantaneous and parallel interest rate changes over and under the projected forward yield curve.
(3)
This simulation was added to our analysis as it is relevant in light of the interest rate environment as of December 31, 2004 and 2005 and the projected forward yield curves for 2004 and 2005.

           The use of derivatives to manage risk associated with changes in interest rates is an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. As of December 30, 2005 and December 31, 2004, we had notional balances of interest rate swaps, caps, and floors of $20.2 billion and $15.1 billion, respectively, with fair values of $248.2 million and $92.5 million, respectively. By using derivatives, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to minimize significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change. We primarily acquire swaps to essentially convert our adjustable rate CMO borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate CMO borrowings, and we pay a fixed interest rate.

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

  •
  net change.

	Year Ended December 31, 2005 over 2004
	Volume	Rate	Rate/Volume	Net Change
	(in thousands)
Increase (decrease) in:
Subordinated securities collateralized by mortgages	$1,497	$(2,579)	$(1,026)	$(2,108)
Mortgages held as CMO collateral	383,337	36,804	22,800	442,941
Mortgages held-for-investment and held-for-sale	43,179	10,059	4,107	57,345
Finance receivables	(7,740)	4,422	(1,368)	(4,686)

Change in interest income on mortgage assets	420,273	48,706	24,513	493,492
CMO borrowings	217,886	215,106	132,193	565,185
Reverse repurchase agreements	14,756	39,169	9,993	63,918

Change in interest expense on borrowings on mortgage assets	232,642	254,275	142,186	629,103

Change in net interest income on mortgage assets	$187,631	$(205,569)	$(117,673)	$(135,611)

	Year Ended December 31, 2004 over 2003
	Volume	Rate	Rate/Volume	Net Change
	(in thousands)
Increase (decrease) in:
Subordinated securities collateralized by mortgages	$(432)	$402	$(45)	$(75)
Mortgages held as CMO collateral	367,388	(30,616)	(35,435)	301,337
Mortgages held-for-investment and held-for-sale	65,717	1,877	3,568	71,162
Finance receivables	(2,424)	(1,666)	139	(3,951)

Change in interest income on mortgage assets	430,249	(30,003)	(31,773)	368,473
CMO borrowings	206,112	(11,801)	(13,963)	180,348
Reverse repurchase agreements	18,681	4,296	2,478	25,455
Borrowings secured by investment securities	(2,316)	-	-	(2,316)

Change in interest expense on borrowings on mortgage assets	222,477	(7,505)	(11,485)	203,487

Change in net interest income on mortgage assets	$207,772	$(22,498)	$(20,288)	$164,986

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

           Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

           As of December 31, 2005, our CEO and CFO, with the participation of other management of the Company, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act, and based upon that evaluation, our CEO and CFO concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

Introduction

           Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

           All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation.

Management's Assessment

           As of December 31, 2005, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.

Auditor Reports

           Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited our consolidated financial statements. Ernst & Young LLP's report on management's assessment of our internal control over financial reporting appears on page 73 hereof and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

           During the quarter ended December 31, 2005, the Company completed its remediation efforts with respect to the two material weaknesses in Internal Control Over Financial Reporting that were previously reported as of December 31, 2004. These remediation efforts are discussed below under "Remediation Efforts Related to the Material Weaknesses in Internal Control Over Financial Reporting" section below.

  Remediation Efforts Related to the Material Weakness in Internal Control over Financial Reporting

  Material Weakness #1

           As of December 31, 2004, the Company's internal control over financial reporting intended to ensure the proper accounting and reporting for certain complex transactions and financial reporting matters were not designed or operating effectively. Based on the assessment of our internal control over financial reporting as of December 31, 2005 as discussed above under "Management's Report on Internal Control over Financial Reporting", this material weakness has been remediated as of December 31, 2005 by implementing the following:

           Prior to fourth quarter 2005:

  •
  we appointed an Executive Vice President, Chief Accounting Officer;

  •
  we hired a Tax Manager to lead the Company's federal and state income tax functions;

  •
  we hired an additional Assistant Controller to improve the monthly close process and hired additional technical accounting staff;

  •
  we established controls to review the Company's systems and processes related to financial reporting and accounting and enhanced our documentation of critical accounting policies;

  •
  we enhanced our documentation of critical accounting policies;

  •
  we conducted internal audits of high risk process areas; and

  •
  we began the implementation of the processes completed in the quarter ended December 31, 2005 as noted below.

           During the quarter ended December 31, 2005, the Company completed its remediation process by implementing the following, which have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting:

  •
  we further expanded our technical resources by hiring a VP of Technical Accounting and a third Assistant Controller. In all, we added six Certified Public Accountants with experience from large accounting firms (i.e. the "Big Four") in connection with our remediation efforts;

  •
  we reorganized, expanded and reengineered the Company's accounting and finance departments; including Technical Accounting, Financial Reporting, Tax Accounting and Financial Planning and Budgeting groups;

  •
  we completed the establishment of our Internal Audit Department that performs risk assessment and monitoring of our systems of internal controls and of our formal policies and procedures throughout our organization; and

  •
  we established an Enterprise Risk Management group including the hiring a SVP of Enterprise Risk Management to lead corporate risk assessment and manage credit and market risk.

  Material Weakness #2

           As of December 31, 2004, the Company's internal control over financial reporting intended to ensure adequate access and change control over end-user computing spreadsheets was not designed properly. In addition, the information technology general controls related to access and program changes were deficient, resulting in a potential lack of reliability and integrity of the financial information which was used in these spreadsheets. Based on the assessment of our internal control over financial reporting as of December 31, 2005 as discussed above under "Management's Report on Internal Control over Financial Reporting", this material weakness has been remediated by implementing the following:

           Prior to fourth quarter 2005:

  •
  we evaluated and developed an implementation plan for an automated end-user computing tool to ensure proper access and data integrity.

           During the quarter ended December 31, 2005, the Company completed its remediation process by implementing the following, which have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting:

  •
  we analyzed all of the end-user computing spreadsheets identified by the business processes that have a material impact on the financial statements;

  •
  we conducted a baseline review of the critical end-user computing spreadsheets to validate the methodology underlying the spreadsheet's calculations, individual formulas and source data;

  •
  we established a central repository for all critical end-user spreadsheets and set up independent validation of each subsequent iteration of the spreadsheets to test the accuracy of any modifications;

  •
  we conducted a systematic review of user entitlements for all critical applications systems, significantly strengthened the change control process and established procedures for periodic entitlement reviews; and

  •
  we improved documentation of our policies and procedures for change control and established an Information Technology self-assessment review of this area.

           We believe we have remediated the material weaknesses identified as of December 31, 2004, which supports our conclusion that the Company's internal control over financial reporting was effective as of December 31, 2005.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Impac Mortgage Holdings, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Impac Mortgage Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Impac Mortgage Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Impac Mortgage Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Impac Mortgage Holdings, Inc. and our report dated March 7, 2006, expressed an unqualified opinion thereon.

                          /s/ Ernst & Young LLP

Los Angeles, California
March 7, 2006

ITEM 9B. OTHER INFORMATION

           On January 31, 2006, the Impac Companies Deferred Compensation Plan was amended and restated effective as of January 1, 2005 to, generally, address Section 409A of the Internal Revenue Code, include dividend equivalent rights, refine the definition of commissions, how to make change elections under the plan, and revise change of control to 35% beneficial ownership. On January 31, 2006, the Impac Companies Deferred Compensation Plan was terminated due to market conditions and lack of participation. Employees who hold a position of at least Vice President and perform functions as an officer and are deemed highly compensated were eligible to participate in the Deferred Compensation Plan. Participants were permitted to defer up to 50% of their annual salary and their entire bonus or commissions on a yearly basis and to designate investments based on investment choices provided to them. The Company does not consider the termination of the Deferred Compensation Plan to be material to the Company so as to require disclosure of such information in response to Item 1.02 of Form 8-K. However, to the extent that the information reported is considered material, then the Company hereby includes such information.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required by this Item 10 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2005 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

           The information required by this Item 11 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2005 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this Item 12 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2005 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this Item 13 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2005 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The information required by this Item 14 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2005 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

           The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of this Annual Report on Form 10-K.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 15th day of March 2006.

IMPAC MORTGAGE HOLDINGS, INC.
by	/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer

           Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006
/s/ RICHARD J. JOHNSON Richard J. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2006
/s/ WILLIAM S. ASHMORE William S. Ashmore	President and Director	March 15, 2006
/s/ GRETCHEN D. VERDUGO Gretchen D. Verdugo	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2006
/s/ JAMES WALSH James Walsh	Director	March 15, 2006
/s/ FRANK P. FILIPPS Frank P. Filipps	Director	March 15, 2006
/s/ STEPHAN R. PEERS Stephan R. Peers	Director	March 15, 2006
/s/ WILLIAM E. ROSE William E. Rose	Director	March 15, 2006
/s/ LEIGH J. ABRAMS Leigh J. Abrams	Director	March 15, 2006

Exhibit Index

Exhibit Number	Description
3.1	Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on November 8, 1995).
3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant's 10-K for the year ended December 31, 1998).
3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant's 10-K for the year ended December 31, 1998).
3.1(c)
Articles of Amendment for change of name to Charter of the Registrant (incorporated by reference to exhibit number 3.1(a) of the Registrant's Current Report on Form 8-K/A Amenment No. 1, filed February 12, 1998).
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
3.1(f)
Articles Supplementary for Series C 10.5% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant's Annual Report on Form 10-K for the period ending December 31, 1999.
3.1(g)
Certificate of Correction for Series C Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant's Annual Report on Form 10-K for the period ending December 31, 1999).
3.1(h)	Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on February 24, 2000, reclassifying Series B Preferred Stock of the Registrant.
3.1(i)
Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on July 12, 2002, reclassifying Series C Preferred Stock of the Registrant (incorporated by reference to exhibit 9 of the Registrant's Form 8-A/A, Amendment No. 2, filed July 30, 2002).
3.1(j)
Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on July 16, 2002, increasing authorized shares of Common Stock of the Registrant (incorporated by reference to exhibit 10 of the Registrant's Form 8-A/A, Amendment No. 2, filed July 30, 2002).
3.1(k)
Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on June 22, 2004, amending and restating Article VII of the Registrant's Charter (incorporated by reference to exhibit 7 of the Registrant's Form 8-A/A, Amendment No. 1, filed June 30, 2004).
3.1(l)
Articles Supplementary designating the Company's 9.375% Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on May 26, 2004 (incorporated by reference to exhibit 3.8 of the Registrant's Form 8-A/A, Amendment No. 1, filed June 30, 2004).
3.1(m)
Articles Supplementary designating the Company's 9.125% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on November 18, 2004 (incorporated by reference to exhibit 3.10 of the Registrant's Form 8-A filed November 19, 2004).
3.2
Bylaws of the Registrant, as amended and restated (incorporated by reference to the corresponding exhibit number of the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998).

3.2(a)
Amendment to Bylaws of the Registrant (incorporated by reference to exhibit 3.2(a) of the Registrant's Registration Statement of Form S-3 (File No. 333-111517) filed with the Securities and Exchange Commission on December 23, 2003).
3.2(b)	Second Amendment to Bylaws of the Registrant (incorporated by reference to Exhibit 3.2(b) of the Registrant's Form 8-K, filed with the Securities and Exchange Commission on April 1, 2005).
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
4.3
Specimen Certificate representing the 9.375% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A, filed with the Securities and Exchange Commission on May 27, 2004).
4.4
Specimen Certificate representing the 9.125% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A, filed with the Securities and Exchange Commission on November 19, 2004).
4.5
Amended and Restated Junior Subordinated Indenture between Impac Mortgage Holdings, Inc. and JPMorgan Chase Bank, N.A. dated September 16, 2005 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 20, 2005).
4.6
Junior Subordinated Indenture between Impac Mortgage Holdings, Inc. and Wilmington Trust Company dated April 22, 2005 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2005).
4.7
Junior Subordinated Indenture between Impac Mortgage Holdings, Inc. and JPMorgan Chase Bank, National Association, dated May 20, 2005 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 25, 2005).
4.8	Indenture between Impac Mortgage Holdings, Inc. and Wilmington Trust Company, as trustee, dated October 18, 2005.
10.1*
1995 Stock Option, Deferred Stock and Restricted Stock Plan, as amended and restated (incorporated by reference to exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998).
10.2(a)
Form of 2002 Indemnification Agreement between the Registrant and its Directors and Officers (incorporated by reference to exhibit 10.1(a) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.2(b)
Schedule of each officer and director that is a party to an Indemnification Agreement (incorporated by reference to exhibit 10.1(b) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004).
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
10.5	Lease dated June 1, 1998 regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit 10.17 of the Registrant's 10-K for the year ended December 31, 1998).
10.5(a)
Second Amendment to Lease dated October 1, 1999 between The Realty Associates Fund V, L.P., the Registrant and Impac Funding Corporation regarding 1401 Dove Street, Newport Beach California (incorporated by reference to exhibit number 10.4(d) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.6
Office Lease, First Amendment to Office Lease, and Assignment, Assumption and Consent to Assignment of Lease with Property California OB One Corporation and Assignment to Impac Funding Corporation regarding 15050 Avenue of Science Suite 210 San Diego California. (incorporated by reference to exhibit number 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.7
Lease dated March 4, 2005 regarding 19500 Jamboree Road, Newport Beach California (incorporated by reference to exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
10.8*
Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to Appendix A of Registrant's Definitive Proxy Statement filed with the SEC on April 30, 2001).
10.8(a)*
Amendment to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 4.1(a) of the Registrant's Form S-8 filed with the SEC on March 1, 2002).
10.8(b)*
Amendment No. 2 to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.10(b) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
10.8(c)*
Form of Stock Option Agreement for 2001 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.8(d)*	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 2, 2005).
10.9*	The Impac Companies 2006 Amended and Restated Deferred Compensation Plan.
10.10*
Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed July 15, 2003).
10.10(a)*
Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed September 15, 2004).
10.11*
Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed July 15, 2003).
10.11(a)*
Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed September 15, 2004).

10.12*
Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Richard J. Johnson (incorporated by reference to exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed July 15, 2003).
10.12(a)*
Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and Richard J. Johnson (incorporated by reference to exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed September 15, 2004).
10.13*
Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Joseph R. Tomkinson (incorporated by reference to exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed July 15, 2003).
10.14*
Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of William S. Ashmore (incorporated by reference to exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed July 15, 2003).
10.15*
Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Richard J. Johnson (incorporated by reference to exhibit 10.6 of the Registrant's Current Report on Form 8-K, filed July 15, 2003).
10.16
Underwriting Agreement, dated May 7, 2004, by and among Impac Mortgage Holdings, Inc., UBS Securities LLC, RBC Capital Markets Corporation and Roth Capital Partners LLC (incorporated by reference to exhibit 1.1 of the Registrant's Current Report on Form 8-K filed May 10, 2004).
10.17
Equity Distribution Agreement, dated May 12, 2004, between Impac Mortgage Holdings, Inc. and UBS Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant's Current Report on Form 8-K filed May 13, 2004).
10.18
Underwriting Agreement, dated May 25, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC, RBC Dain Rauscher Inc., Advest, Inc., and Flagstone Securities, LLC (incorporated by reference to exhibit 1.1 of the Registrant's Current Report on Form 8-K filed May 27, 2004).
10.19
Underwriting Agreement, dated May 25, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC, RBC Dain Rauscher Inc., Advest, Inc., and Flagstone Securities, LLC (incorporated by reference to exhibit 1.1 of the Registrant's Current Report on Form 8-K filed May 27, 2004).
10.20
Underwriting Agreement, dated November 18, 2004, by and between Impac Mortgage Holdings, Inc., and Bear, Stearns & Co. Inc., Stifel, Nicolaus & Company, Incorporated, and RBC Dain Rauscher Inc. (incorporated by reference to exhibit 1.1 of the Registrant's Current Report on Form 8-K filed November 19, 2004).
10.21
Underwriting Agreement, dated November 18, 2004, by and between Impac Mortgage Holdings, Inc., and UBS Securities LLC, Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc., and JMP Securities LLC (incorporated by reference to exhibit 1.1 of the Registrant's Current Report on Form 8-K filed November 19, 2004).
10.22*
Employment Agreement between Impac Funding Corporation and Gretchen Verdugo executed August 12, 2005 and effective as of February 1, 2005 (incorporated by reference to exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q/A for the period ended June 30, 2005).
10.22(a)*
Addendum dated January 4, 2005 to Employment Agreement between Impac Funding Corporation and Gretchen Verdugo (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K filed January 10, 2006).
10.23*
Guaranty, effective February 1, 2005, granted by Impac Mortgage Holdings, Inc. in favor of Gretchen D. Verdugo (incorporated by reference to exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q/A for the period ended June 30, 2005).

10.24
Second Amended and Restated Trust Agreement among Impac Mortgage Holdings, Inc., JPMorgan Chase Bank, N.A., Chase Manhattan Bank USA, N.A., and the Administrative Trustees named therein, dated September 16, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report Form 8-K, filed with the Securities and Exchange Commission September 20, 2005).
10.25
Amended and Restated Trust Agreement among Impac Mortgage Holdings, Inc., Wilmington Trust Company, and the Administrative Trustees named therein, dated April 22, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission April 27, 2005).
10.26
Amended and Restated Trust Agreement among Impac Mortgage Holdings, Inc., JPMorgan Chase Bank, National Association, as Property Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein, dated May 20, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission May 25, 2005).
10.27
Common Stock Sales Agreement, dated September 30, 2005, by and between Impac Mortgage Holdings, Inc., and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 1.1(a) of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission October 3, 2005).
10.28
Preferred Stock Sales Agreement, dated September 30, 2005, by and between Impac Mortgage Holdings, Inc. and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 1.1(b) of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission October 3, 2005).
10.29
Amended and Restated Declaration of Trust among Impac Mortgage Holdings, Inc., Wilmington Trust Company, as Delaware and Institutional Trustee, and the Administrative Trustees named therein, dated October 18, 2005.
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
21.1	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2003).
23.1	Consent of Ernst & Young LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*
Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K
**
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations and comprehensive earnings, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Impac Mortgage Holdings, Inc. internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California March 7, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.:

           We have audited the accompanying consolidated balance sheet of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations and comprehensive earnings, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Los Angeles, California May 13, 2005

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	At December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$146,621	$324,351
Restricted cash	698	253,360
CMO collateral	24,494,290	21,308,906
Finance receivables	350,217	471,820
Mortgages held-for-investment	160,070	586,686
Allowance for loan losses	(78,514)	(63,955)
Mortgages held-for-sale	2,052,694	587,745
Accrued interest receivable	123,565	97,617
Derivatives	250,368	95,388
Other assets	220,370	153,849

Total assets	$27,720,379	$23,815,767

LIABILITIES
CMO borrowings	$23,990,430	$21,206,373
Reverse repurchase agreements	2,430,075	1,527,558
Trust preferred securities	96,750	-
Other liabilities	36,177	37,761

Total liabilities	26,553,432	22,771,692

Commitments and contingencies
STOCKHOLDERS' EQUITY
Series-A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding as of December 31, 2005 and 2004, respectively	-	-
Series-B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, 2,000,000 shares issued and outstanding as of December 31, 2005 and 2004, respectively	20	20
Series-C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $109,280; 5,500,000 shares authorized; 4,371,200 shares and 4,300,000 issued and outstanding as of December 31, 2005 and 2004, respectively	44	43
Common stock, $0.01 par value; 200,000,000 shares authorized; 76,112,963 and 75,153,926 shares issued and outstanding as of December 31, 2005 and 2004, respectively	761	752
Additional paid-in capital	1,167,059	1,152,861
Accumulated other comprehensive income	1,305	979
Net accumulated deficit:
Cumulative dividends declared	(675,373)	(513,453)
Retained earnings	673,131	402,873

Net accumulated deficit	(2,242)	(110,580)

Total stockholders' equity	1,166,947	1,044,075

Total liabilities and stockholders' equity	$27,720,379	$23,815,767

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS

(in thousands, except per share data)

	For the year ended December 31,
	2005	2004	2003
INTEREST INCOME:
Mortgage assets	$1,246,787	$753,295	$384,822
Other	5,173	2,321	894

Total interest income	1,251,960	755,616	385,716
INTEREST EXPENSE:
CMO borrowings	919,731	354,547	174,199
Reverse repurchase agreements	121,756	57,837	32,382
Other borrowings	5,722	149	2,428

Total interest expense	1,047,209	412,533	209,009
Net interest income	204,751	343,083	176,707
Provision for loan losses	30,563	30,927	24,853

Net interest income after provision for loan losses	174,188	312,156	151,854
NON-INTEREST INCOME:
Realized gain (loss) from derivative instruments	22,595	(91,881)	(47,847)
Change in fair value of derivative instruments	144,932	96,575	31,826
Gain on sale of loans	39,509	24,729	37,523
Other income	13,888	10,948	9,995
Equity in net earnings of Impac Funding Corporation	-	-	11,537

Total non-interest income	220,924	40,371	43,034
NON-INTEREST EXPENSE:
Personnel expense	77,508	60,420	25,250
General and administrative and other expense	25,384	17,097	7,660
Amortization of deferred charge	27,174	16,212	5,658
Professional services	9,496	4,374	4,785
Equipment expense	5,420	3,689	1,608
Occupancy expense	5,018	3,658	1,560
Data processing expense	4,387	3,608	1,829
Amortization and impairment of mortgage servicing rights	2,006	2,063	1,290
Impairment on investment securities available-for-sale	-	1,120	298
Gain on sale of other real estate owned	(1,888)	(3,901)	(2,632)

Total non-interest expense	154,505	108,340	47,306

Net earnings before income taxes	240,607	244,187	147,582
Income tax benefit	(29,651)	(13,450)	(1,397)

Net earnings	270,258	257,637	148,979
Cash dividends on cumulative redeemable preferred stock	(14,530)	(3,750)	-

Net earnings available to common stockholders	$255,728	$253,887	$148,979

See accompanying notes to consolidated financial statements.

	For the year ended December 31,
	2005	2004	2003
Net earnings	$270,258	$257,637	$148,979
Net unrealized gains (losses) on securities:
Unrealized holding gains arising during year	186	71	2,272
Reclassification of gains (losses) included in net earnings	140	(3,448)	(6,387)

Net unrealized gains (losses)	326	(3,377)	(4,115)

Comprehensive earnings	$270,584	$254,260	$144,864

Net earnings per share:
Basic	$3.38	$3.79	$2.94

Diluted	$3.35	$3.72	$2.88

Dividends declared per common share	$1.95	$2.90	$2.05

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Number of Preferred Shares Outstanding	Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Dividends Declared	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2002	-	$-	45,320,517	$453	$479,298	$8,471	$(200,954)	$(3,743)	$283,525
Dividends declared ($2.05 per common share)	-	-	-	-	-	-	(106,077)	-	(106,077)
Common stock offering	-	-	5,750,000	58	76,692	-	-	-	76,750
Proceeds from exercise of stock options	-	-	520,978	5	4,549	-	-	-	4,554
Sale of stock via equity distribution agreement	-	-	4,769,186	48	68,998	-	-	-	69,046
Issuance of shares for the purchase of IFC	-	-	7,687	-	125	-	-	-	125
Net earnings, 2003	-	-	-	-	-	-	-	148,979	148,979
Other comprehensive loss	-	-	-	-	-	(4,115)	-	-	(4,115)

Balance, December 31, 2003	-	-	56,368,368	564	629,662	4,356	(307,031)	145,236	472,787
Dividends declared ($2.90 per common share)	-	-	-	-	-	-	(202,672)	-	(202,672)
Dividends declared on preferred shares	-	-	-	-	-	-	(3,750)	-	(3,750)
Series B and C preferred stock offering	6,300,000	63	-	-	152,186	-	-	-	152,249
Common stock offering	-	-	11,787,500	118	232,474	-	-	-	232,592
Proceeds and tax benefit from exercise of stock options	-	-	345,893	3	4,934	-	-	-	4,937
Sale of stock via equity distribution agreement	-	-	6,652,165	67	133,605	-	-	-	133,672
Net earnings, 2004	-	-	-	-	-	-	-	257,637	257,637
Other comprehensive loss	-	-	-	-	-	(3,377)	-	-	(3,377)

Balance, December 31, 2004	6,300,000	63	75,153,926	752	1,152,861	979	(513,453)	402,873	1,044,075
Dividends declared ($1.95 per common share)	-	-	-	-	-	-	(147,390)	-	(147,390)
Dividends declared on preferred shares	-	-	-	-	-	-	(14,530)	-	(14,530)
Proceeds and tax benefit from exercise of stock options	-	-	595,337	6	8,446	-	-	-	8,452
Sale of stock via equity distribution agreement	71,200	1	363,700	3	5,752	-	-	-	5,756
Net earnings, 2005	-	-	-	-	-	-	-	270,258	270,258
Other comprehensive income	-	-	-	-	-	326	-	-	326

Balance, December 31, 2005	6,371,200	$64	76,112,963	$761	$1,167,059	$1,305	$(675,373)	$673,131	$1,166,947

See accompanying notes to consolidated financial statement

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$270,258	$257,637	$148,979
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Equity in net earnings of Impac Funding Corporation	-	-	(11,537)
Provision for loan losses	30,563	30,927	24,853
Amortization of deferred charge, net	27,174	(18,181)	(8,076)
Amortization of premiums, securitization costs and debt issuance costs	292,982	166,649	69,573
Gain on sale of other real estate owned	(1,888)	(3,901)	(2,632)
Gain on sale of loans	(39,509)	(25,134)	(39,022)
Change in fair value of derivative instruments	(144,932)	(96,575)	(31,826)
Purchase of mortgages held-for-sale	(22,310,603)	(22,213,104)	(5,960,645)
Sale and principal reductions on mortgages held-for-sale	20,875,235	22,037,869	6,048,976
Net change in deferred taxes	(6,832)	(3,061)	18,903
Gain on sale of investment securities available-for-sale	(49)	(5,474)	(9,078)
Depreciation and amortization	4,610	3,471	1,524
Amortization and impairment of mortgage servicing rights	2,006	2,063	1,290
Net change in accrued interest receivable	(25,948)	(58,270)	(12,128)
Net change in investment in and advances to IFC	-	-	(21,319)
Impairment of investment securities available-for-sale	-	1,120	298
Net change in restricted cash	252,662	(253,038)	(241)
Net change in other assets and liabilities	(38,571)	(2,370)	(51,702)

Net cash (used in) provided by operating activities	(812,842)	(179,372)	166,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in CMO collateral	(3,513,890)	(12,827,524)	(3,529,784)
Net change in finance receivables	121,603	158,210	33,991
Purchase of premises and equipment	(7,998)	(6,312)	(1,816)
Cash received from acquisition of Impac Funding Corporation	-	-	23,510
Net change in mortgages held-for-investment	420,069	56,261	(595,860)
Sale of investment securities available-for-sale	5,861	4,510	12,632
Purchase of investment securities available-for-sale	(36,781)	(3,920)	(15,252)
Net change in mortgage servicing rights	(735)	(887)	(5,620)
Purchase of investments for deferred compensation plan	(3,492)	(2,563)	(2,206)
Dividends from Impac Funding Corporation	-	-	11,385
Net principal reductions on investment securities available-for-sale	16,663	6,837	12,717
Proceeds from the sale of other real estate owned	52,367	38,688	33,877

Net cash used in investing activities	(2,946,333)	(12,576,700)	(4,022,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements	902,517	(41,249)	400,778
Proceeds from CMO borrowings	13,330,941	17,644,706	5,925,794
Repayment of CMO borrowings	(10,601,576)	(4,963,984)	(2,480,966)
Issuance of trust preferred securities	99,244	-	-
Common stock dividends paid	(147,390)	(202,672)	(127,831)
Preferred stock dividends paid	(14,530)	(3,750)	-
Proceeds from sale of common stock	4,234	232,592	69,046
Proceeds from sale of common stock via equity distribution agreement	-	133,672	76,750
Proceeds from sale of cumulative redeemable preferred stock	1,625	152,249	-
Proceeds from exercise of stock options	6,380	3,706	4,554

Net cash provided by financing activities	3,581,445	12,955,270	3,868,125

Net change in cash and cash equivalents	(177,730)	199,198	11,889
Cash and cash equivalents at beginning of year	324,351	125,153	113,264

Cash and cash equivalents at end of year	$146,621	$324,351	$125,153

	For the year ended December 31,
	2005	2004	2003
SUPPLEMENTARY INFORMATION:
Interest paid	$980,434	$368,123	$193,494
Taxes paid	18,198	26,720	17,885
NON-CASH TRANSACTIONS:
Accumulated other comprehensive gain (loss)	$326	$(3,377)	$(4,115)
Transfer of mortgages to other real estate owned	5,501	4,215	5,776
Transfer of CMO Collateral to other real estate owned	73,052	32,630	30,394
Transfer of finance receivables to other real estate owned	-	-	91

           The following table presents the acquisition of the assets and liabilities of Impac Funding Corporation as of July 1, 2003 (in thousands):

ASSETS ACQUIRED
Cash and cash equivalents	$24,135
Mortgages held-for-sale	451,465
Accrued interest receivable	565
Other assets	91,962

Total assets	$568,127

LIABILITIES ASSUMED
Warehouse borrowings	$447,951
Other liabilities	66,971
Deferred revenue	52,371

Total liabilities	567,293
Total stockholders' equity	834

Total liabilities and stockholders' equity	$568,127

Net Assets Acquired:
Investment in Impac Funding Corporation	$84
Cash paid for common stock	625
Shares issued for common stock	125

$834

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note A—Summary of Business and Significant Accounting Policies

1.        Business

           Unless the context otherwise requires, the terms "Company," "we," "us," and "our" refer to Impac Mortgage Holdings, Inc. (IMH), a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), Impac Multifamily Capital Corporation (IMCC) and Impac Funding Corporation (IFC), together with its wholly-owned subsidiaries Impac Secured Assets Corp. (ISAC) and Novelle Financial Services, Inc. (Novelle).

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

           We operate three core businesses:

  •
  long-term investment operations that are conducted by IMH, IMH Assets and IMCC;

  •
  mortgage operations that are conducted by IFC, ISAC; and

  •
  warehouse lending operations that are conducted by IWLG.

           The long-term investment operations generate earnings primarily from net interest income earned on mortgages held for long-term investment (long-term mortgage portfolio). The long-term mortgage portfolio as reported on our consolidated balance sheets consist of mortgages held as collateralized mortgage obligations (CMO) and mortgages held-for-investment. Investments in Alt-A mortgages and multi-family mortgages are initially financed with short-term borrowings under reverse repurchase agreements, which are subsequently converted to long-term financing in the form of CMO financing. Cash flow from the long-term mortgage portfolio and proceeds from the sale of capital stock also finance the acquisition of new Alt-A and multi-family mortgages.

           The mortgage operations acquire, originate, sell and securitize primarily Alt-A adjustable rate mortgages (ARMs) and fixed rate mortgages (FRMs) and, to a lesser extent, sub-prime mortgages (B/C mortgages) from correspondents, mortgage brokers and retail customers. Correspondents originate and close mortgages under their mortgage programs and then sell the closed loans to the mortgage operations on a flow (loan-by-loan) basis or through bulk sale commitments. Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. This business also earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held-for-sale. The mortgage operations use facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

           The Company securitizes mortgages in the form of CMOs and real estate mortgage investment conduits (REMICs). The typical CMO securitization is designed so that the transferee (securitization trust) is not a qualifying special purpose entity (QSPE) and thus as the sole residual interest holder, the Company consolidates such variable interest entity (VIE). Amounts consolidated are classified as CMO collateral and CMO borrowings in the consolidated balance sheets. Generally, the typical REMIC securitization qualifies for sales accounting treatment and the securitization trust is a QSPE and thus not consolidated by the Company. In the event that a REMIC securitization trust does not meet sale accounting and QSPE criteria, the securitization is treated as a secured borrowing and consolidation is assessed pursuant to FIN 46R.

           In January 2006, we combined our Alt-A wholesale and subprime product offerings under one platform. Our subprime products previously marketed under Novelle Financial Services, Inc., are now offered by our Alt-A wholesale operations, Impac Lending Group (ILG), a division of IFC.

           The warehouse lending operations provide repurchase financing to mortgage loan originators, including the mortgage operations, by funding mortgages from their closing date until sale to pre-approved investors. This business earns fees from each transaction as well as net interest income from the difference between its cost of borrowings and the interest earned on repurchase advances.

2.        Financial Statement Presentation

  Principles of Consolidation

           The financial condition and results of operations have been presented in the consolidated financial statements for the three-year period ended December 31, 2005 and include the financial results of IMH, IMH Assets, IWLG, IMCC and IFC (together with its wholly-owned subsidiaries Novelle and ISAC).

           On July 1, 2003, IMH purchased 100% of the outstanding shares of common stock of IFC. The purchase of IFC's common stock combined with IMH's ownership of 100% of IFC's preferred stock resulted in the consolidation of IFC from July 1, 2003 through December 31, 2003. Prior to July 1, 2003, IFC was a non-consolidated subsidiary of IMH and 99% of the net earnings of IFC were reflected in IMH's financial statements as "Equity in net earnings (loss) of IFC."

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

           There are two different accounting frameworks applicable to SPEs, depending on the nature of the entity and the Company's relation to that entity; the QSPE framework under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140) and the VIE framework under the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R).

           The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria. These criteria are designed to ensure that the activities of the SPE are essentially predetermined in their entirety at the inception of the vehicle and that the transferor cannot exercise control over the entity, its assets or activities. Entities meeting these criteria are not consolidated by the Company. For further details, refer to Note 8—Mortgages Held-for-Sale.

           When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46R. A VIE is defined as an entity that (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties, (2) has equity owners who are unable to make decisions and/or (3) has equity owners that do not absorb or receive the entity's losses and returns. QSPEs are excluded from the scope of FIN 46R.

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

           Prior to the Company's adoption of FIN 46R, the decision of whether or not to consolidate an SPE depended on the applicable accounting principles for non-QSPEs, including a determination regarding the nature and amount of the investments made by third parties in the SPE. Consideration was given to, among other factors, whether a third party had a substantial equity investment in the SPE; which party had voting rights, if any; who made decisions about the assets in the SPE; and who was at risk of loss. The SPE was consolidated if the Company retained or acquired control over the risks and rewards of the assets in the SPE.

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

  Reclassifications

           Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform with the current year presentation.

3.        Cash and Cash Equivalents

           For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash and money market mutual funds. Investments with maturities of three months or less at date of acquisition are considered to be cash equivalents.

4.        Restricted Cash

           Restricted cash primarily consists of cash deposits in a CMO securitization trust that will be used to finance the remaining mortgage loan collateral that will be deposited into the trust within 15 to 30 days of the issuance of the CMO. In addition, restricted cash includes money market accounts held in the Company's deferred compensation plan and escrow accounts related to the Company's master servicing activities.

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

           In 2005, we completed the ISAC REMIC 2005-2 securitization which was treated as a sale for tax purposes but treated as a secured borrowing for GAAP purposes and consolidated in the financial statements due to the retention of a residual interest. The associated collateral and borrowings have been included in the CMOs for reporting purposes. Reference to "CMO collateral" or "CMO borrowings" or "CMO" includes the REMIC 2005-2 securitization collateral and or borrowings.

           CMO collateral and mortgages held-for-investment are recorded at cost, net of premiums and discounts. Premiums and discounts are amortized to interest income over the estimated lives of the mortgages using the interest method as an adjustment to the yield of the mortgages. Management utilizes an estimate of the prepayment rate of the mortgages to forecast the remaining average life of the mortgages.

           Mortgages held-for-investment are continually evaluated for collectibility and, if appropriate, the mortgage is placed on non-accrual status when the mortgage is 90 days past due, and previously accrued interest is reversed from income. CMO collateral is not placed on non-accrued status as the sub-servicer remits the interest payments to the Company regardless of the delinquency status of the underlying mortgage loan.

           In accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"), we amortize the mortgage premiums, securitization costs, bond discounts, deferred gains/losses to interest income over the estimated lives of the mortgages as an adjustment to yield of the mortgages. Amortization calculations include certain loan information including the interest rate, loan maturity, principal balance and certain assumptions including expected prepayment rates. We estimate prepayments on a collateral-specific basis and consider actual prepayment activity for the collateral pool. We also consider the current interest rate environment and the forward market curve projections.

6.        Finance Receivables

           Finance receivables represent transactions with customers involving residential real estate lending. As a warehouse lender, the warehouse lending operations are a secured creditor of the mortgage bankers and brokers to which it extends credit and is subject to the risks inherent in that status, including the risk of borrower fraud, default and bankruptcy. Any claim of the warehouse lending operations as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Finance receivables represent warehouse lines of credit with affiliates and repurchase facilities with mortgage bankers that are primarily collateralized by mortgages on single-family residential real estate. Terms of non-affiliated repurchase facilities, including the maximum facility amount and interest rate, are determined based upon the financial strength, historical performance and other qualifications of the borrower. The facilities have maturities that range from on-demand to one year. Finance receivables are stated at the principal balance outstanding. Interest income is recorded on the accrual basis.

           At the end of the first quarter of 2004, we discovered that one client of the warehouse lending operations and certain of its officers had perpetrated a fraud pursuant to which they defrauded the warehouse lending operations into making advances pursuant to a repurchase facility. As of the date the fraud was discovered, an aggregate of $12.6 million of fraudulent advances were outstanding. We immediately terminated the facility and have been cooperating with federal investigators in their ongoing investigation of the defrauding parties.

           We retained an independent consultant to investigate the matter. The investigator reported that no principals of the warehouse lending operations had knowingly participated in the fraud. As a result of the fraud, during 2004 we established a specific allowance for loan losses in the amount of $8.0 million to provide for anticipated losses on the fraudulent advances as we have deemed this amount to be non-collectible. Based on available information, we believe we will be able to recover the remaining $4.6 million of related advances over time. To the extent that we believe that the actual losses will exceed the $8.0 million allowance, we will make an additional allowance for loan losses when, or if, we determine it is appropriate to do so as events and circumstances dictate. During 2005, no amounts were recovered or written off and the ending allowance balance as of December, 31, 2005 remained at $8.0 million. We believe that this specific allowance is adequate to provide for anticipated loan losses based on currently available information.

           During the year ended December 31, 2004, we terminated a warehouse lending client that sold mortgages to third party investors that were pledged as collateral to our warehouse lending operations, whereby, the sales proceeds from these loans were wired by the third party investor directly to our customer without the customer repaying their borrowings to us. The warehouse lending operations contacted the investors who purchased these loans to notify them of our interest in these loans. As a result of the termination of this client, we seized the remaining available loans that were secured as collateral in settlement of a portion of these borrowings. In certain cases, investors have released their interest in loans securing our advances previously purchased by them and we are pursuing legal action on any remaining loans securing our advances in order to perfect our ownership interest in these loans. As a result, during 2004 management provided for a specific write-down of $2.7 million on these advances. During 2005, no amounts were recovered or written off and the ending allowance balance as of December, 31, 2005 remained at $2.7 million. We believe that this specific allowance is adequate to provide for anticipated loan losses based on currently available information.

           During the year ended December 31, 2005, we had no specific write-downs on warehouse lending advances. Management believes that the aggregate specific allowance of $10.7 million, which is included in the allowance for loan losses, is adequate to provide for future losses based on currently available information.

7.        Allowance for Loan Losses

           An allowance is maintained for losses on mortgages held-for-investment, mortgages held as CMO collateral and finance receivables collectively "loans provided for" at an amount that management believes provides for losses inherent in those loan portfolios. We have implemented a methodology designed to analyze the performance of various loan portfolios, based upon the relatively homogeneous nature within these loan portfolios. The allowance for losses is also analyzed using the following factors:

  •
  management's judgment of the net loss potential of mortgages in the long-term mortgage portfolio based on prior loan loss experience;

  •
  changes in the nature and volume of the long-term mortgage portfolio;

  •
  value of the collateral;

  •
  expected losses as derived from rating agencies analyses;

  •
  delinquency trends; and

  •
  current economic conditions that may affect the borrowers' ability to pay.

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

           Additions to the allowance are provided through a charge to earnings. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs. Subsequent recoveries of amounts previously charged off are credited to the allowance.

           Mortgages held-for-investment are placed on non-accrual status when the mortgage is 90 days past due. For loans on non-accrual status, cash receipts are applied and interest income is recognized on a cash basis. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement. Loans are charged off when foreclosure of the property is complete and the property is transferred to Real estate owned at its estimated net realizable value.

8.        Mortgages Held-for-Sale

           Mortgages held-for-sale consists primarily of Alt-A mortgages, which are secured by one-to-four family properties, located throughout the United States. The mortgage operations acquire and originate mortgages generally with the intent to sell them in the secondary market (primarily in REMIC securitizations and on a whole loan basis) or to the long-term investment operations. Mortgages held-for-sale are carried at the lower of aggregate cost net of purchase discounts or premiums and deferred fees, or market value. We determine the fair value of mortgages held-for-sale using current secondary market prices for loans with similar coupons, maturities and credit quality.

           SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 140 requires a "true sale" analysis of the treatment of the transfer under law as if the Company was a debtor under the bankruptcy code. A "true sale" legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor and the nature of retained servicing rights. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor's control over the transferred assets are taken into account in order to determine whether de-recognition of assets is warranted, including whether the SPE has complied with rules concerning QSPEs.

           A legal opinion regarding legal isolation for each securitization has been obtained by the Company. The "true sale" opinion provides reasonable assurance the purchased assets would not be characterized as the property of the transferring Company's receivership or conservatorship estate in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the SPE with those of the transferor upon such event.

           The REMIC securitization process involves the sale of the loans to one of our wholly-owned bankruptcy remote special-purpose entities which then sells the loans to a separate, transaction-specific securitization trust in exchange for cash and certain trust interests that we retain. The securitization trust issues and sells undivided interests to third party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests are usually represented by certificates with varying interest rates, and are secured by the payments on the loans acquired by the trust, and commonly include senior and subordinated classes. The senior class securities are usually rated "AAA" by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide funding support to either the third party investors or the securitization trusts. The third party investors or the securitization trusts generally have no recourse to our assets or us and have no ability to require us to repurchase their securities other than standard representations and warranties. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty we may be required to repurchase the loan from the securitization trust. We do not guarantee any certificates issued by the securitization trusts. Generally, the securitization trusts represent QSPEs and meet the requirements for sale treatment under SFAS 140, and are therefore not consolidated for financial reporting purposes.. In the event that a REMIC securitization trust does not meet sale accounting and QSPE criteria, the securitization is treated as a secured borrowing and consolidation is assessed pursuant to FIN 46R.

           In addition to the cash the securitization trust pays to the Company for the loans, we may retain certain interests in the securitization trust as part of the trust's payment to us for the loans. These retained interests may include subordinated classes of securities, interest-only securities, residual securities and master servicing rights. These retained interests are accounted for as investment securities available-for-sale in other assets in the consolidated balance sheets. Transaction costs associated with the securitizations are recognized as a component of the gain or loss at the time of sale.

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

           Retained interests are amortized over the expected repayment life of the underlying loans. The Company evaluates quarterly the carrying value of its retained interest in light of the actual repayment experience of the underlying loans and makes adjustments to reduce the carrying value, if appropriate. Amortization of the retained interest is included in interest income in the consolidated statement of operations and comprehensive earnings.

9.        Derivative Instruments

           Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), subsequently amended by SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including a number of derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. For derivatives that are not designated as a hedging instrument, any change in fair value is recorded as an expense or income in the current period. The maximum length of time we mitigate interest rate risk using derivative instruments is currently 5 years.

  Loan Commitments

           We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding. We enter commitments on an individual loan basis, referred to as an Interest Rate Lock Commitment (IRLC), and on a bulk purchase basis, referred to as bulk purchase commitments (collectively referred to as "loan commitments"). These loan commitments are considered to be derivatives and are recorded at fair value in the consolidated balance sheets. The change in fair value of derivative instruments are recorded in the consolidated statements of operations and comprehensive earnings. Subsequent to the April 1, 2004 issuance of Staff Accounting Bulletin No. 105 "Application of Accounting Principles to Loan Commitments," (SAB 105), when measuring the fair value of interest rate lock commitments, the amount of the expected servicing rights is not included in the valuation. The fair value is calculated and adjusted using an anticipated fallout factor for loan commitments that are not expected to be funded.

           Unlike most other derivative instruments, there is no active market for the loan commitments that can be used to determine their fair value. Consequently, we have developed a method for estimating the fair value of our loan commitments. The fair value of the loan commitments are determined by calculating the change in market value from the point of commitment date to the measurement date based upon changes in interest rates during the period, adjusted for an anticipated fallout factor for loan commitments that are not expected to fund. Under this fair value methodology, the loan commitment has zero value on day one and all future value is the result of changes in interest rates, exclusive of any inherent servicing value.

  Forward Sale Commitments

           The policy of recognizing the fair value of the loan commitments has the effect of recognizing a gain or loss on the related mortgage loans based on changes in the interest rate environment before the mortgage loans are funded and sold. As such, loan commitments expose us to interest rate risk. We mitigate such risk by entering into forward sale commitments, such as mandatory commitments on U.S. Treasury bonds and mortgage-backed securities, call options and put options. These forward sale commitments are treated as derivatives under the provisions of SFAS 133, with the change in fair value of derivative instruments reported as such in the consolidated statement of operations.

           The fair value of our forward sale commitments are generally based on market prices provided by dealers, which make markets in these financial instruments.

  Interest Rate Swaps, Caps, and Floors

           Our primary objective is to limit the exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate CMO and short-term borrowings under reverse repurchase agreements. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates on CMO and reverse repurchase borrowings.

           To mitigate exposure to the effect of changing interest rates on cash flows on CMO and reverse repurchase borrowings, we purchase derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). The swaps, caps and floors are treated as derivatives under the provisions of SFAS 133, with changes in fair value of derivative instruments reported as such in the consolidated statements of operations. Cash paid or received on swaps, caps and floors is recorded as a current period expense or income as realized gain (loss) on derivative instruments in the consolidated statements of operations.

           The fair value of our interest rate swaps, caps, floors and other derivative transactions are generally based on market prices provided by dealers, which make markets in these financial instruments.

  Credit Risk

           The Company's exposure to credit risk on derivative instruments is limited to the cost of replacing contracts should the counterparty fail. The Company seeks to minimize credit risk through the use of credit approval and review processes, the selection of only the most creditworthy counterparties, continuing review and monitoring of all counterparties, exposure reduction techniques and thorough legal scrutiny of agreements.

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

           In 2005, we completed the ISAC REMIC 2005-2 securitization which was treated as a sale for tax purposes but treated as a secured borrowing for GAAP purposes and consolidated in the financial statements. The associated collateral and borrowings have been included in the CMOs for reporting purposes. Reference to "CMO collateral" or "CMO borrowings" or "CMO" includes the REMIC 2005-2 securitization collateral and related borrowings.

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

11.      Gain on Sale of Mortgage Servicing Rights

           The sub-servicing of mortgage servicing rights created in our CMO and REMIC securitizations are generally sold to third parties concurrent with the securitization of the mortgages. We believe that the sale of sub-servicing is consistent with the accounting for the sale of servicing, therefore, the sales of mortgage servicing rights are recognized in accordance with AICPA Statement of Position 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities with Others" (SOP 01-6) and Emerging Issues Task Force No. 95-5, "Determination of What Risks and Rewards, If any, Can be Retained and Whether Any Unresolved Contingencies May Exist in a Sale of Mortgage Loan Servicing Rights" when the following conditions have been met: (1) title has passed, (2) substantially all risks and rewards of ownership have irrevocably passed to the buyer and (3) any protection provisions retained by the seller are minor and can be reasonably estimated. The Company believes that based on the terms and conditions of the related sales agreements all of the above conditions have been met.

           The gains or losses on sale of mortgage servicing rights to third parties, where the underlying mortgage is in a CMO securitization, are accounted for in accordance with the provisions in SOP 01-6. Under SOP 01-6, for sales of mortgage servicing rights with the loans being retained, the carrying value of the loan is allocated between the loan basis and the mortgage servicing rights basis consistent with the relative fair value method prescribed in SFAS 140. As a result, only a nominal gain is realized from the sale of mortgage servicing rights and a discount is recorded on the mortgages retained as CMO collateral and mortgages held-for-investment. The discount is amortized to interest income over the estimated life of the mortgages using the interest method as an adjustment to the yield of the mortgages. Management utilizes an estimate of the prepayment rate of the mortgages to forecast the remaining average life of the mortgages.

           The gains or losses on sale of mortgage servicing rights to third parties in REMIC securitizations are accounted for in accordance with SFAS 140 and SOP 01-6 and recorded in gain loss on the consolidated statement of operations. Since the sale of the mortgage servicing rights to third parties generally occurs concurrently with the REMIC securitization, the carrying value of the securitized mortgage loans is allocated between the mortgages sold, mortgage servicing rights to be sold, and retained interests (master servicing rights) based on their relative fair values. A gain or loss on sale of mortgage servicing rights is based upon the difference between its sales price and associated relative fair value and is recorded as gain on sale of loans in the consolidated statement of operations and comprehensive earnings.

12.      Master Servicing Rights

           Generally, master servicing rights are retained when the sub-servicing of mortgage servicing rights are sold and the corresponding mortgages are retained in CMO securitization. In addition, master servicing rights are generally retained when the sub-servicing of mortgage servicing rights are sold and the corresponding mortgages are sold in REMIC securitizations. The retained master servicing rights are recorded as a separate retained asset in accordance with SFAS 140 in the REMIC securitizations, while in the CMO securitizations such rights remain as part of the retained mortgage loans.

           Master servicing rights retained in REMIC securitizations are recorded in other assets in the consolidated balance sheets. The Company records master servicing rights arising from the transfer of mortgages to the securitization trusts utilizing the relative fair value allocation method based upon an estimate of what a third party would pay for the master servicing rights. The master servicing rights are amortized in proportion to and over the estimated period of net servicing income. The Company subsequently evaluates and measures the master servicing rights for impairment using a discounted cash flows valuation model to estimate the fair value. The valuation model incorporates assumptions relating to market discount rates, float values, prepayment speeds, master servicing fees and default rates. An impairment loss is recognized for master servicing rights that have an unamortized balance in excess of the estimated fair value. Master servicing rights retained in CMO securitizations remain as part of the mortgage loan balance and are accounted for as part of such loan.

           The servicing fee income associated with the master servicing rights is reported in other income in the consolidated statements of operations. Also reported in other income is any sub-servicing expense incurred during the period prior to the securitization. The amortization and impairment of mortgage servicing rights are classified separately in the consolidated statements of operations.

           Master servicing fees are generally 0.03% per annum on the declining principal balances of the mortgages serviced. The value of master servicing fees is subject to prepayment and interest rate risks on the transferred financial assets. The carrying value of master servicing rights was $2.5 million and $3.5 million as of December 31, 2005 and 2004, respectively.

           As of December 31, 2005, we master serviced mortgages for others of approximately $4.9 billion that were primarily mortgages collateralizing REMIC securitizations. Related fiduciary funds are held in trust for investors in non-interest bearing accounts. We may also be required to advance funds or we may cause our loan servicers to advance funds to cover interest payments not received from borrowers depending on the status of their mortgages.

13.      Investment Securities

           Investment securities are classified as available-for-sale and are included in other assets on our consolidated balance sheets. Available-for-sale securities are reported at fair value with unrealized gains and losses as other comprehensive earnings. Gains and losses realized on the sale of available-for-sale investment securities and declines in value judged to be other-than-temporary are based on the specific identification method and reported in current earnings. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the effective interest method. Investment securities may be subject to credit, interest rate and/or prepayment risk.

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

           In accordance with Accounting Research Bulletin No. 51, "Consolidated Financial Statements," the Company records a deferred charge to eliminate the expense recognition of income taxes paid on inter-company profits that result from the sale of mortgages from IFC to IMH. The deferred charge is included in other assets in the consolidated balance sheets. The deferred charge is amortized as non-interest expense in the consolidated statements of operations over the estimated life of the mortgages retained in the long-term mortgage portfolio.

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

           In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148), an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS 123). SFAS 148 amends FASB 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. On January 1, 2003, IMH adopted the disclosure requirements of SFAS 148. This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits management to choose either a fair value based method or the Accounting Principals Board Opinion No. 25 "Accounting For Stock Issued to Employees" (APB 25) intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS 123 requires pro forma disclosures of net earnings (loss) computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by non-employees or to acquire goods or services from outside suppliers or vendors.

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

	For the year ended December 31,
	2005	2004	2003
Net earnings available to common stockholders	$255,728	$253,887	$148,979
Less: Total stock-based employee compensation expense using the fair value method	(2,420)	(1,705)	(1,158)

Pro forma net earnings	$253,308	$252,182	$147,821

Net earnings per share as reported:
Basic	$3.38	$3.79	$2.94

Diluted	$3.35	$3.72	$2.88

Pro forma net earnings per share:
Basic	$3.35	$3.77	$2.91

Diluted	$3.34	$3.71	$2.85

           The fair value of options granted, which is amortized to expense over the option vesting period in determining pro forma net earnings, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2005	2004	2003
Risk-free interest rate	3.90%-4.26%	2.16%-4.50%	1.56%-4.18%
Expected lives (in years)	3	3 - 4	3
Expected volatility	34.75%	42.26%	28.83%
Expected dividend yield	10.00%	10.00%	10.00%
Fair value per share	$1.79	$3.71	$1.09

           During the periods in which the mortgage operations were accounted for under the equity method, grants of stock options by IMH to IFC employees were not accounted for under APB 25 but were accounted for at fair value consistent with the provisions specified under SFAS 123. See New Accounting Pronouncements in Note A.19.

17.      Recent Accounting Pronouncements

           In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS 123, "Accounting for Stock-Based Compensation", supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS 95, "Statement of Cash Flows." SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Company will be applying the modified prospective method of transition. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will not have a significant impact on the Company's result of operations, or its overall financial position. The future impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, if the Company had adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note A.15 to the Company's consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Note B—Mortgages Held-for-Sale

           Mortgages held-for-sale for the periods indicated consists of the following:

	At December 31,
	2005	2004
Mortgages held-for-sale	$2,027,194	$576,777
Change in fair value of mortgages held-for-sale	(4,465)	-
Net premiums on mortgages held-for-sale	29,965	10,968

Total mortgages held-for-sale	$2,052,694	$587,745

           The provision for loan repurchases and gains and losses on repurchases are recorded against the gain on mortgages held-for-sale. Included in other liabilities as of December 31, 2005 and 2004, was a liability for mortgage repurchases of $10.4 million and $2.2 million, respectively. The liability for mortgage repurchases is maintained for the purpose of purchasing previously sold mortgages for various reasons, including early payment defaults or breach of representations or warranties, which may be subsequently sold at a loss. In determining the adequacy of the liability for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans and other appropriate information. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect on our financial condition and results of operations.

           During 2005, 2004 and 2003, the provision for loan repurchases was $5.8 million, $405 thousand and $1.5 million respectively. The loss (gain) on sale of repurchased mortgages for 2005, 2004, and 2003 was $1.8 million, ($549) thousand and ($902) thousand, respectively.

Note C—CMO Collateral

           CMO collateral for the periods indicated consists of the following:

	At December 31,
	2005	2004
Mortgages secured by single-family residential real estate	$23,021,760	$20,428,144
Mortgages secured by multi-family residential real estate	1,195,541	604,934
Net unamortized premiums on mortgages	276,989	275,828

Total CMO collateral	$24,494,290	$21,308,906

Note D—Mortgages Held-for-Investment

           Mortgages held-for-investment for the periods indicated consists of the following:

	At December 31,
	2005	2004
Mortgages secured by single-family residential real estate	$5,183	$497,756
Mortgages secured by multi-family residential real estate	153,583	77,809
Net unamortized premiums on mortgages	1,304	11,121

Total mortgages held-for-investment	$160,070	$586,686

           As of December 31, 2005 and 2004, there were $2.3 million and $14.9 million, respectively, of mortgages held-for-investment, which were not accruing interest due to the delinquent nature of the mortgages.

Note E—Allowance for Loan Losses

           The allowance for loan loss is comprised of the following:

	At December 31,
	2005	2004
CMO collateral and mortgages held-for-investment	$55,007	$53,272
Specific reserve for finance receivables	10,683	10,683
Specific reserve for estimated hurricane losses	12,824	-

Total allowance for loan losses	$78,514	$63,955

           Activity for allowance for loan losses was as follows:

	For the year ended December 31,
	2005	2004	2003
Beginning balance	$63,955	$38,596	$26,602
Provision for loan losses (1)	30,563	30,927	24,853
Charge-offs, net of recoveries	(16,004)	(5,568)	(12,859)

Total allowance for loan losses	$78,514	$63,955	$38,596

(1)
For the year ended December 31, 2005, the Company reviewed the properties in areas affected by hurricanes Katrina, Rita and Wilma and recorded a specific reserve of $12.8 million for the estimated loss exposure for 886 properties securing a total unpaid principal balance of $183.7 million in the affected areas. The amount of the provision may be adjusted in the future as more information becomes available. The provision for loan losses for the year ended December 31, 2004 includes a specific impairment on warehouse advances of $10.7 million.

Note F—Other Assets

           Other assets consist of the following for the periods presented:

	At December 31,
	2005	2004
Deferred charge (Note K)	$47,406	$48,211
Prepaid and other assets	34,422	35,423
Investment securities available-for-sale	40,227	25,427
Cash margin balances	16,567	7,902
Investments for deferred compensation plan	8,041	4,189
Real estate owned	46,351	18,277
Premises and equipment, net	12,312	9,092
Deferred income taxes (Note K)	12,160	5,328
Investment in Impac Capital Trust (Note U)	2,884	-

Total other assets	$220,370	$153,849

           The amortized cost and estimated fair value of investment securities available-for-sale for the periods indicated are presented as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of December 31, 2005:
Subordinated securities secured by mortgages	$39,775	$963	$(511)	$40,227
Restricted investments (1)	7,187	854	-	8,041

	$46,962	$1,817	$(511)	$48,268

As of December 31, 2004:
Subordinated securities secured by mortgages	$24,851	$905	$(329)	$25,427
Restricted investments (1)	3,786	403	-	4,189

	$28,637	$1,308	$(329)	$29,616

(1)
Investments related to the Company's deferred compensation program are classified as available-for-sale.

           As of December 31, 2005, no investment securities available-for-sale were placed on deposit (pledged) with third parties compared to $15.3 million as of December 31, 2004. The securities are pledged as collateral for margin calls on derivative instruments if necessary, depending on the change in the fair value of the derivative instruments. Gross realized gains from the sale of investment securities available-for-sale were $49 thousand and $5.1 million for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005 and 2004, we received none and $389 thousand, respectively, of recoveries on investment securities available-for-sale that were written-off in prior periods.

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

           Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically, three to twenty years. Premises and equipment consisted of the following for the periods indicated:

	At December 31,
	2005	2004
Premises and equipment	$32,242	$24,250
Less: Accumulated depreciation	(19,930)	(15,158)

Total premises and equipment	$12,312	$9,092

Note G—Reverse Repurchase Agreements

           We enter into reverse repurchase agreements with major brokerage firms to finance our warehouse lending operations and to fund the purchase of mortgages. Reverse repurchase agreements consist of uncommitted lines, which may be withdrawn at any time by the lender, and committed lines. A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which we effectively pledge mortgages as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the reverse repurchase agreement, we are required to repay the loan and correspondingly receive our collateral. Under reverse repurchase agreements, we retain the beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. Upon payment default, the lending party may liquidate the collateral. Our borrowing agreements require us to pledge cash, additional mortgages or additional assets in the event the market value of existing collateral declines. We may be required to sell assets to reduce our borrowings to the extent that cash reserves are insufficient to cover such deficiencies in collateral. As of December 31, 2005, the warehouse lending operations had a total of $4.3 billion of reverse repurchase facilities. Committed facilities comprised of $125 million of the total available facilities, with uncommitted facilities totaling $4.175 billion. As of December 31, 2005 and 2004, reverse repurchase agreements include accrued interest payable of $12.1 million and $5.2 million, respectively.

           The following tables present certain information on reverse repurchase agreements for the periods indicated:

	Maximum Borrowing Capacity	Rate Range	Range of Allowable Advance Rates (%)	Balance Outstanding	Maturity Date
December 31, 2005
Short-term borrowings (indexed to one month LIBOR):
Repurchase agreement 1	$500,000	0.75-1.50%	90 - 97	$154,163	No Expiration
Repurchase agreement 2	700,000	0.88-1.50%	93 - 98	436,909	December 8, 2006
Repurchase agreement 3	400,000	0.93-1.13%	95.5 - 99	223,079	March 15, 2006
Repurchase agreement 4	1,200,000	0.70-1.00%	70 - 98	1,145,075	No Expiration
Repurchase agreement 5	1,500,000	0.93%	90 - 98	441,675	March 29, 2006
Repurchase agreement 6	29,174	0.40%	80	29,174	No Expiration

Total short-term borrowings	$4,329,174			$2,430,075

	Maximum Borrowing Capacity	Rate Range	Range of Allowable Advance Rates (%)	Balance Outstanding
December 31, 2004
Short-term borrowings (indexed to one month LIBOR):
Repurchase agreement 1	$250,000	0.75-1.50%	90 - 97	$62,480
Repurchase agreement 2	700,000	0.88-1.50%	93 - 98	485,041
Repurchase agreement 3	700,000	0.93-1.13%	95.5 - 99	212,996
Repurchase agreement 4	1,200,000	0.70-1.00%	70 - 98	539,233
Repurchase agreement 5	500,000	0.93%	90 - 98	227,808

Total short-term borrowings	$3,350,000			$1,527,558

           The following table presents certain information on reverse repurchase agreements for the periods indicated:

	For the year ended December 31,
	2005	2004
Maximum month-end outstanding balance during period	$3,963,788	$2,253,540
Average balance outstanding for period	2,730,805	2,175,728
Underlying collateral (mortgage loans)	2,603,917	1,629,486
Weighted average rate for period	4.46%	2.66%

Note H—CMO Borrowings

           The following table presents CMOs issued and outstanding for the periods indicated and certain interest rate information on CMOs by year of issuance for the periods indicated (dollars in millions):

				Range of (%):
		CMOs Outstanding as of			Interest Rate Margins over One-Month LIBOR (1)	Interest Rate Margins after Adjustment Date (2)
	Original Issuance Amount			Fixed Interest Rates
Year of Issuance		12/31/2005	12/31/2004
2002	$3,876.1	$219.8	$1,237.3	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	1,723.0	3,615.8	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	10,191.9	16,407.5	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	11,902.9	-	-	0.24 - 2.90	0.48 - 4.35

Subtotal CMO borrowings		24,037.6	21,260.6
Accrued interest expense		18.1	12.9
Unamortized securitization costs		(65.3)	(67.1)

Total CMO Borrowings		$23,990.4	$21,206.4

(1)
One-month LIBOR was 4.39% as of December 31, 2005.
(2)
Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20% of the original issuance amount.

           Expected principal maturity of the CMO borrowings, which is based on expected prepayment rates, is as follows (dollars in millions):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
CMO borrowings	$24,037.6	$9,733.4	$9,173.3	$3,330.9	$1,800.0

Note I—Segment Reporting

           Management internally reviews and analyzes its operating segments as follows:

  •
  long-term investment operations that are conducted by IMH, IMH Assets and IMCC invest primarily in Alt-A ARMs and, to a lesser extent, Alt-A FRMs acquired from the mortgage operations and multi-family mortgages;

  •
  warehouse lending operations that are conducted by IWLG provide warehouse and repurchase financing to affiliated companies and to approved mortgage bankers and brokers, some of which are clients of the mortgage operations, to finance mortgages; and

  •
  mortgage operations that are conducted by IFC and its wholly-owned subsidiaries ISAC and Novelle, the operations of which were combined with IFC, acquire and originate primarily ARMs and FRMs and, to a lesser extent, B/C mortgages from its network of third party correspondents, mortgage brokers and retail customers.

           The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except for the elimination of inter-company profits and the related tax effect that result from the sale of mortgages from the mortgage operations to the long-term investment operations. Rent expense related to the facilities are allocated among the operating segments based on square footage. Personnel, legal and marketing costs are allocated among the operating segments based upon their estimated usage.

           The following table presents reporting segments as of and for the year ended December 31, 2005:

Balance Sheet Items as of December 31, 2005:	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations (IFC)	Inter- Company (1)	Consolidated
Cash and cash equivalents	$105,292	$32,353	$63,596	$(54,620)	$146,621
CMO collateral and mortgages held-for-investment	24,784,954	-	-	(130,594)	24,654,360
Allowance for loan losses	(67,831)	(10,683)	-	-	(78,514)
Mortgages held-for-sale	-	-	2,052,694	-	2,052,694
Finance receivables	-	2,488,364	-	(2,138,147)	350,217
Other assets	202,571	109,787	80,531	202,112	595,001
Total assets	25,024,986	2,619,821	2,196,821	(2,121,249)	27,720,379
Total liabilities	24,026,788	2,401,443	2,096,280	(1,971,079)	26,553,432
Total stockholders' equity	998,198	218,378	100,541	(150,170)	1,166,947
Statement of Operations Items for the year ended December 31, 2005:
Net interest income	$74,604	$55,725	$3,824	$70,598	$204,751
Provision for loan losses	30,563	-	-	-	30,563
Realized gain (loss) from derivatives	22,595	-	-	-	22,595
Change in fair value of derivatives	155,695	-	(10,763)	-	144,932
Other non-interest income	1,528	7,760	130,783	(86,674)	53,397
Non-interest expense and income taxes	14,083	7,542	108,876	(5,647)	124,854

Net earnings	$209,776	$55,943	$14,968	$(10,429)	$270,258

(1)
Statement of operations items are net of adjustments on inter-company sales transactions.

           The following table presents reporting segments as of and for the year ended December 31, 2004:

Balance Sheet Items as of December 31, 2004:	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations (IFC)	Inter- Company (1)	Consolidated
Cash and cash equivalents	$272,908	$43,821	$34,355	$(26,733)	$324,351
CMO collateral and mortgages held-for-investment	22,018,119	-	-	(122,527)	21,895,592
Allowance for loan losses	(53,272)	(10,683)	-	-	(63,955)
Mortgages held-for-sale	-	1,154	586,591	-	587,745
Finance receivables	-	1,605,642	-	(1,133,822)	471,820
Other assets	363,031	50,456	51,377	135,350	600,214
Total assets	22,600,786	1,690,390	672,323	(1,147,732)	23,815,767
Total liabilities	21,695,469	1,528,221	636,527	(1,088,525)	22,771,692
Total stockholders' equity	905,317	162,169	35,796	(59,207)	1,044,075
Statement of Operations Items for the year ended December 31, 2004:	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations (IFC)	Inter- Company(1)	Consolidated
Net interest income	$231,944	$45,822	$14,744	$50,573	$343,083
Provision for loan losses	24,851	6,076	-	-	30,927
Realized gain (loss) from derivatives	(91,881)	-	-	-	(91,881)
Change in fair value of derivatives	96,575	-	-	-	96,575
Other non-interest income	11,617	10,592	130,563	(117,095)	35,677
Non-interest expense and income taxes	8,102	6,899	102,363	(22,474)	94,890

Net earnings	$215,302	$43,439	$42,944	$(44,048)	$257,637

(1)
Statement of operations items are net of adjustments on inter-company sales transactions.

           The following table presents reporting segments for the year ended December 31, 2003:

Balance Sheet Items as of December 31, 2003:	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations (IFC)	Inter- Company (1)	Consolidated
Cash and cash equivalents	$91,274	$32,268	$27,454	$(25,843)	$125,153
CMO collateral and mortgages held-for-investment	9,094,503	-	269,679	(67,289)	9,296,893
Allowance for loan losses	(34,739)	(3,857)	-	-	(38,596)
Mortgages held-for-sale	-	2,624	394,994	-	397,618
Finance receivables	-	1,630,979	-	(1,000,949)	630,030
Other assets	54,857	26,285	48,250	37,467	166,859
Total assets	9,205,895	1,688,299	740,377	(1,056,614)	10,577,957
Total liabilities	8,865,020	1,569,569	712,037	(1,041,456)	10,105,170
Total stockholders' equity	340,875	118,730	28,340	(15,158)	472,787
Statement of Operations Items for the year ended December 31, 2003:
Net interest income	$130,529	$28,950	$8,262	$8,966	$176,707
Provision for loan losses	22,368	2,485	-	-	24,853
Equity in net earnings of IFC	-	-	-	11,537	11,537
Realized gain (loss) from derivatives	(47,847)	-	-	-	(47,847)
Change in fair value of derivatives	31,826	-	-	-	31,826
Other non-interest income	17,615	6,016	55,723	(31,836)	47,518
Non-interest expense and income taxes	4,332	5,012	47,096	(10,531)	45,909

Net earnings	$105,423	$27,469	$16,889	$(802)	$148,979

(1)
Statement of operations items are net of adjustments on inter-company sales transactions.

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

           The following table presents the fair value of financial instruments included in the consolidated balance sheets for the periods presented:

	December 31, 2005		December 31, 2004
	Carrying Amount	Estimated Fair Value of Financial Instruments	Carrying Amount	Estimated Fair Value of Financial Instruments
Assets
Cash and cash equivalents	$146,621	$146,621	$324,351	$324,351
Cash margin balances	16,567	16,567	7,902	7,902
Restricted cash	698	698	253,360	253,360
Investment securities available-for-sale	40,227	40,227	25,427	25,427
Investments for deferred compensation plan	8,041	8,041	4,189	4,189
CMO collateral	24,494,290	24,409,599	21,308,906	21,595,622
Mortgages held-for-investment	160,070	156,694	586,686	612,394
Finance receivables	350,217	350,217	471,820	471,820
Mortgages held-for-sale	2,052,694	2,052,694	587,745	601,203
Derivative assets	250,368	250,368	95,388	95,388
Liabilities
CMO borrowings, excluding accrued interest	$23,972,349	$24,051,587	$21,193,494	$21,163,573
Reverse repurchase agreements	2,430,075	2,430,075	1,527,558	1,527,558
Derivative liabilities	2,495	2,495	4,417	4,417

           The fair value estimates as of December 31, 2005 and 2004 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.

The following describes the methods and assumptions used by management in estimating fair values:

  Cash and Cash Equivalents, Cash Margin Balances, and Restricted Cash

           Fair value approximates carrying amounts as these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

  Investment Securities Available-for-Sale and Investments for Deferred Compensation Plan

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

Note K—Income Taxes

           The following table presents income tax benefit for the periods indicated:

	For the year ended December 31,
	2005	2004	2003
Current income taxes:
Federal	$3,233	$18,869	$7,947
State	1,167	5,135	913

Total current income taxes	4,400	24,004	8,860

Deferred income taxes:
Federal	(602)	396	(3,748)
State	(7,081)	(3,457)	(851)

Total deferred income taxes	(7,683)	(3,061)	(4,599)

Total income taxes at TRS	(3,283)	20,943	4,261
Elimination of income taxes on inter-company profits	(26,368)	(34,393)	(5,658)

Total income tax benefit	$(29,651)	$(13,450)	$(1,397)

           Effective income taxes differ from the amount determined by applying the statutory federal rate of 35% for the period indicated as follows:

	For the year ended December 31,
	2005	2004	2003
Income taxed at federal tax rate	$84,213	$85,465	$51,654
State tax, net of federal income tax	(5,594)	(1,329)	567
Exclusion of REIT income and IFC income prior to consolidation	(93,002)	(90,559)	(50,046)
Amortization of deferred charge(1)	(9,511)	(5,674)	(1,980)
REMIC transaction ISAC 2005-2	(1,909)	-	-
Other	(3,848)	(1,353)	(1,592)

Total income tax benefit	$(29,651)	$(13,450)	$(1,397)

(1)
Included in equity in net earnings of IFC in the consolidated statement of operations during the year ended December 31, 2003 was $4.3 million of amortization of deferred charge.

           The tax affected cumulative temporary differences that give rise to deferred tax assets and liabilities for the periods indicated are as follows:

	At December 31,
	2005	2004
Deferred tax assets:
Depreciation and amortization	$340	$-
Salary accruals	3,868	4,604
Other accruals	1,743	1,736
Non-accrual loans	685	-
Provision for repurchases	4,601	947
REMIC interest	-	31
FAS 133 valuation	1,492	3,601
Change in fair value of loans held for sale	1,967	-
State net operating loss	7,209	4,707

Total gross deferred tax assets	21,905	15,626

Deferred tax liabilities:
Mortgage servicing rights	(7,097)	(6,867)
Depreciation and amortization	-	(879)
Non-accrual loans	-	(96)
Other	(2,648)	(2,456)

Total gross deferred tax liabilities	(9,745)	(10,298)

Net deferred tax asset	$12,160	$5,328

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

           As of December 31, 2005, the Company has an estimated federal and California net operating loss tax carry-forward of $18.1 million and $66.5 million, respectively. The federal and California net operating loss carry-forward begins to expire in the year 2020 and 2013, respectively.

Note L—Employee Benefit Plans

401(k) Plan

           After meeting certain employment requirements, employees can participate in our 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. We match 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the years ended December 31, 2005, 2004 and 2003, we recorded $950 thousand, $775 thousand and $445 thousand, respectively, for matching and discretionary contributions.

Deferred Compensation Plan

           The Company maintains a nonqualified deferred compensation plan (the "Deferred Compensation Plan") for certain executives of the Company. Under the Deferred Compensation Plan, eligible participants may defer receipt of up to 50% of their base compensation and up to 100% of their bonuses on a pretax basis until specified future dates, upon retirement or death. The deferred amounts are placed in a trust and invested by the Company. Participants recommend investment vehicles for the funds, subject to approval by the trustees. The balance due each participant increases or decreases as a result of the related investment gains and losses. The trust and the investments therein are assets of the Company and the participants of the Deferred Compensation Plan are general creditors of the Company with respect to benefits due and are recorded in the accompanying consolidated balance sheets. Included in accrued liabilities in the accompanying consolidated balance sheets at December 31, 2005 and 2004 was $8.1 million and $5.2 million, respectively, relating to amounts owed by the Company to the plan participants.

           Effective January 2006, the Company terminated the Deferred Compensation Plan. The plan was terminated due to market conditions and lack of participation. The amounts held in trust by the Company under this plan were distributed to participants in 2006.

Note M—Related Party Transactions

           IFC has entered into an insurance commitment program with Radian Guaranty, Inc. A director of IMH was the Chairman and Chief Executive Officer of Radian Group, Inc. and its principal subsidiary, Radian Guaranty, Inc. until April 30, 2005. Radian Guaranty has agreed to insure mortgage loans acquired or originated by IFC that meet certain credit criteria. IFC pays Radian on a monthly basis. The amount paid depends on the number of mortgage loans insured by Radian and the credit quality of the mortgages. For the year ended December 31, 2005 and 2004, IFC paid an aggregate of approximately $19.0 and $12.0 million, respectively, to Radian in connection with the insurance program. This includes only lender paid mortgage insurance.

           In May 2005, a director of IMH became Chairman and Chief Executive Officer of Clayton Holdings, Inc., a mortgage underwriting company and a company with which IFC obtains services. For the year ended 2005, IFC paid an aggregate of $1.0 million Clayton in connection with due diligence services provided.

           During the ordinary course of business, loans have been extended to officers and directors of the Company. All such loans are made at the prevailing market rates and conditions existing at the time.

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

Short-Term Loan Commitments

           The warehouse lending operations provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgages from the closing of the mortgages until sold to permanent investors. As of December 31, 2005, the warehouse lending operations had approved warehouse lines to non-affiliated customers of $691.5 million, of which $350.2 million was outstanding, as compared to $738.7 million and $471.8 million, respectively, as of December 31, 2004.

Lease Commitments

           The Company leases office space under various operating lease agreements. Minimum premises rental commitments under non-cancelable leases are as follows:

Year 2006	$7,641,124
Year 2007	9,586,280
Year 2008	7,881,369
Year 2009	6,781,679
Year 2010 and thereafter	45,921,229

Total lease commitments	$77,811,681

           Total rental expense for the years ended December 31, 2005, 2004 and 2003 was $4.4 million, $3.2 million and $1.4 million, respectively and is included in occupancy expense in the consolidated statement of operations.

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

Master Commitments

           The mortgage operations establish mortgage purchase commitments (master commitments) with sellers that, subject to certain conditions, entitle the seller to sell and obligate the mortgage operations to purchase a specified dollar amount of mortgages over a period generally ranging from six months to one year. The terms of each master commitment specify whether a seller may sell mortgages to the mortgage operations on a mandatory, best efforts or optional basis. Master commitments generally do not obligate the mortgage operations to purchase mortgages at a specific price, but rather provide the seller with a future outlet for the sale of its originated mortgages based on quoted prices at the time of purchase. As of December 31, 2005, the mortgage operations had outstanding short-term master commitments with 193 sellers to purchase mortgages in the aggregate principal amount of $9.8 billion over periods ranging from one month to one year, of which $2.9 billion had been purchased or committed to be purchased pursuant to loan commitments. There is no exposure to credit loss in this type of commitment until the loans are funded and interest rate risk associated with the short-term commitments is mitigated by the use of forward contracts to sell loans to investors.

           Sellers who have entered into master commitments may sell mortgages to the mortgage operations by executing individual or bulk loan commitments. Each loan commitment, in conjunction with the related master commitment, specifies the terms of the related sale, including the quantity and price of the mortgages or the formula by which the price will be determined, the loan commitment type and the delivery requirements. Historically, the up-front fee paid by a seller to obtain a master commitment on a mandatory delivery basis is often refunded pro rata as the seller delivers loans pursuant to rate-locks. We retain any remaining fee after the master commitment expires.

           Following the issuance of a loan commitment, the mortgage operations are subject to the risk of interest rate fluctuations and enter into derivatives to diminish such risk. Interest rate risk management transactions may include mandatory or optional forward sale commitments of mortgages or mortgage-backed securities, interest rate caps, floors and swaps, mandatory forward sale commitments, mandatory or optional sales of futures and other financial futures transactions. Management, based on various factors including market conditions and the expected volume of mortgage purchases, determines the nature and quantity of derivative transactions.

Loan Commitments

           The mortgage operations also acquire mortgages from sellers that are not purchased pursuant to master commitments. These purchases may be made on an individual loan basis or on a bulk loan purchase basis. Pursuant to these purchases, we enter loan commitments an individual loan basis and on a bulk purchase basis. A loan commitment for a bulk purchase may obligate the seller to sell and the mortgage operations to purchase a specific group of mortgages, generally ranging from $500 thousand to $125.0 million in aggregate committed principal amount, at set prices on specific dates.

           Bulk purchases enable the mortgage operations to acquire substantial quantities of mortgages on a more immediate basis. The specific pricing, delivery and program requirements of these purchases are determined by negotiation between the parties but are generally in accordance with the provisions of our seller/servicer guide. Due to the active presence of investment banks and other substantial investors in this area, bulk pricing is extremely competitive. Mortgages are also purchased from individual sellers, typically smaller originators of mortgages, who do not wish to sell pursuant to either a master commitment or on a bulk purchase basis. The terms of these individual purchases are based primarily on our seller/servicer guide and standard pricing provisions.

Mandatory, Best-Efforts and Optional Rate-Lock

           Mandatory rate-locks require the seller to deliver a specified quantity of mortgages over a specified period of time regardless of whether the mortgages are actually originated by the seller or whether circumstances beyond the seller's control prevent delivery. The mortgage operations are required to purchase all mortgages covered by the rate-lock at prices established at the time of rate-lock. If the seller is unable to deliver the specified mortgages, it may instead deliver comparable mortgages approved by the mortgage operations within the specified delivery time. Failure to deliver the specified mortgages or acceptable substitute mortgages under a mandatory rate-lock obligates the seller to pay a penalty. In contrast, mortgages sold on a best efforts basis must be delivered to the mortgage operations only if they are actually originated by the seller. The best-efforts rate-lock provides sellers with an effective way to sell mortgages during the origination process without any penalty for failure to deliver. Optional rate-locks give the seller the option to deliver mortgages to us at a fixed price on a future date and require the payment of up-front fees. The mortgage operations retain any up-front fees paid in connection with optional rate-locks if the mortgages are not delivered.

Forward Sale Commitments

           As of December 31, 2005, the mortgage operations had $156 million in outstanding commitments to sell mortgages through mortgage-backed securities. These commitments allow the mortgage operations to enter into mandatory commitments when the mortgage operations notify the investor of its intent to exercise a portion of the forward delivery contracts. The mortgage operations were not obligated under mandatory commitments to deliver loans to such investors as of December 31, 2005. The credit risk of forward contracts relates to the counter-parties ability to perform under the contract. We evaluate counter-parties based on their ability to perform prior to entering into any agreements.

           As of December 31, 2005, the mortgage operations had written option contracts and swaps with an outstanding notional balance of $130 million and $1.7 billion, respectively. The mortgage operations may sell, call or buy put options on U.S. Treasury bonds and mortgage-backed securities. The risk in writing a call option is that the mortgage operations give up the opportunity for profit if the market price of the mortgages increases and the option is exercised. The mortgage operations also have the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium paid for the put option.

Legal Proceedings

Mortgage-related Litigation

           On June 27, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et al. was filed in the Circuit Court for Clay County, Missouri, as a purported class action lawsuit alleging that the defendants violated Missouri's Second Loans Act and Merchandising Practices Act. In July 2001, the Missouri complaint was amended to include IMH and other Impac-related entities. A plaintiffs class was certified on January 2, 2003. On June 22, 2004, the court issued an order to stay all proceedings pending the outcome of an appeal in a similar case in the Eighth Circuit.

           On February 3, 2004, a complaint captioned James and Jill Baker v. Century Financial Group, Inc, et al was filed in the Circuit Court of Clay County, Missouri, as a purported class action lawsuit alleging that the defendants violated Missouri's Second Loan Act and Merchandising Practices Act.

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

           On July 31, 2003, a purported class action complaint captioned Frazier, et al v. Impac Funding Corp., et al, was filed in federal court in Tennessee. The causes of action in the action allege violations of Tennessee's usury statute and Consumer Protection Act. A motion to dismiss the complaint was filed and not yet ruled upon. The court agreed to administratively close the case on April 5, 2004 pending an appeal in a similar case. On April 29, 2004, the court issued its order administratively closing the case.

           On November 25, 2003, a complaint captioned Michael and Amber Stallings v. Empire Funding Home Loan Owner Trust 1997-3; U.S. Bank, National Association; and Wilmington Trust Company was filed in the United States District Court for the Western District of Tennessee, as a purported class action lawsuit alleging that the defendants violated Tennessee predatory lending laws governing second mortgage loans. The complaint further alleges that certain assignees of mortgage loans, including two Impac-related trusts, should be included as defendants in the lawsuit. Like the Frazier matter this case was administratively closed on April 29, 2004 pending an appeal in a similar case.

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

Securities Litigation

           From January 10, 2006, through February 28, 2006, six purported class action complaints have been filed against IMH and its senior officers and all but one of its directors by the following plaintiffs, individually and on behalf of all others similarly situated, in the U.S. District Court, Central District of California: Earl Schriver, Jr. (filed January 10, 2006), Jeff Dayton (filed January 13, 2006), Joseph Mathieu (filed January 18, 2006), Fred Safir and Wilma Libar (filed January 26, 2006), Ronald Kelner (filed February 1, 2006), and Miroslav Bardos (filed February 9, 2006). The complaints, which are brought on behalf of persons who acquired IMH's common stock during the period of May 13, 2005 through August 9, 2005, allege claims against all defendants for violations under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, and claims against the individual defendants for violations of Section 20(a) of the Exchange Act. Plaintiffs claim that the defendants caused IMH's common stock to trade at artificially inflated prices through false and misleading statements related to the company's financial condition and future prospects and that the individual defendants improperly sold holdings. The complaints seek compensatory damages for all damages sustained as a result of the defendants' actions, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper.

           From January 27, 2006, through February 28, 2006, seven shareholder derivative actions have been filed against the company and all of its senior officers and directors by the following parties, derivatively on behalf of nominal defendant IMH, four of which are filed in the U.S. District Court, Central District of California and three of which are filed in Orange County Superior Court: Green Meadows Partners, LLP (filed January 27, 2006), Louis Misarti and Anne Misarti (filed February 1, 2006), Miguel Portillo (filed February 6, 2006), Brian Dawley (filed February 14, 2006), Michael Eleftheriou (filed February 21, 2006), Henry J. Krsjak (filed February 21, 2006) and Ronald A. Gustafson (filed February 24, 2006). The actions allege claims for a shareholder derivative complaint for breach of fiduciary duties for insider selling and misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violation of California Corporations Code related to false and misleading statements regarding the company's business and future prospects, and in the case of one complaint, related to materially deficient internal controls and illegal stock sales. The shareholder derivative actions generally seek, in favor of the company, damages sustained as a result of the individual defendants' breach of fiduciary duties and the other causes of action, and, in the case of two derivative actions, in an amount equal to three times the difference between prices at which stock was sold and the market value at which shares would have been sold had the alleged non-public information been publicly disseminated; a constructive trust for the stock proceeds; equitable and injunctive relief; disgorgement of all profits, benefits and other compensation obtained by defendants; costs and disbursements of the action including attorneys', accountants' and experts' fees and further relief as the court deems just and proper. Furthermore, one derivative action is seeking relief directing all necessary actions to reform and improve corporate governance and internal procedures to comply with applicable law; and another derivative action includes punitive damages.

           We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on us.

Other Litigation

           We are a party to other litigation and claims which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial position.

Note O—Derivative Instruments

           Our primary objective is to limit exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate CMO borrowings and in the variability of the value of mortgage loans held-for-sale as we enter into interest rate lock commitments and purchase commitments. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management program is formulated with the intent to mitigate the potential adverse effects of changing interest rates on cash flows on CMO borrowings and the value of mortgages held-for-sale. To mitigate exposure to the effect of changing interest rates, we purchase derivative instruments primarily in the form of swaps and, to a lesser extent, caps and floors.

           Derivative assets amounted to $250.4 million as of December 31, 2005 and $95.4 million as of December 31, 2004. Cash margin balances placed with third parties of $16.6 million and $7.9 million as of December 31, 2005 and 2004, respectively are included in other assets on the consolidated balance sheets. Included in other liabilities on the consolidated balance sheets as of December 31, 2005 and 2004 are $2.5 million and $4.4 million of derivative liabilities, respectively.

Note P—Stock Option Plans

           Grants under stock option plans are made and administered by the board of directors. We currently have a 1995 Stock Option, Deferred Stock and Restricted Stock Plan (1995 Plan) and a 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), collectively, "the stock plans." Each stock plan provides for the grant of ISOs, NQSOs, deferred stock and restricted stock and, in the case of the 2001 Plan, dividend equivalent rights and, in the case of the 1995 Plan, stock appreciation rights and limited stock appreciation rights awards (awards). The total number of shares initially reserved and available for issuance under the 2001 Plan was 1.0 million shares. However, on the beginning of each calendar year the maximum number of shares available for issuance may increase by 3.5% of the total number of shares of stock outstanding or a lesser amount determined by the board of directors. Pursuant to this provision, in 2005, 2004 and 2003, under the 2001 Plan an additional 2.6 million, 2.0 million and 1.5 million shares, respectively, were available for grant. At December 31, 2005, no shares were reserved and available for issuance under the 1995 Plan and 2,91,189 shares were reserved and available for issuance under the 2001 Plan. Options or awards may not be granted under the 2001 Plan after March 27, 2011. The 1995 Plan expired on August 31, 2005, but outstanding options granted under the 1995 Plan may still be exercised, to the extent exercisable.

           Options granted under the stock plans would become exercisable in accordance with the terms of the grant made by the board of directors. Awards will be subject to the terms and restrictions of the award made by the board of directors. The board of directors has discretionary authority to select participants from among eligible persons and to determine at the time an option or award is granted and, in the case of options, whether it is intended to be an ISO or a NQSO, and when and in what increments shares covered by the option may be purchased. Option transactions for the periods indicated are summarized as follows:

	For the year ended December 31,
	2005		2004		2003
	Number of Shares	Weighted- Average Exercise Price $	Number of Shares	Weighted- Average Exercise Price $	Number of Shares	Weighted- Average Exercise Price $
Options outstanding at beginning of year	4,433,884	14.53	3,395,445	10.59	2,446,427	7.88
Options granted	1,747,500	13.76	1,536,000	22.91	1,548,000	14.27
Options exercised	(590,337)	10.69	(345,893)	10.71	(520,978)	8.74
Options forfeited / cancelled	(324,503)	17.01	(151,668)	19.90	(78,004)	10.68

Options outstanding at end of year	5,266,544	14.55	4,433,884	14.53	3,395,445	10.59

           The following table presents information about fixed stock options outstanding at December 31, 2005:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range ($)	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
3.85	22,500	5.08	3.85	22,500	3.85
4.18	652,500	5.24	4.18	652,500	4.18
4.44 - 9.42	121,250	5.67	7.37	121,250	7.37
10.54	20,000	0.33	10.54	20,000	10.54
10.95	418,622	0.58	10.95	418,622	10.95
13.76	1,574,000	3.61	13.76	-	-
14.27	1,136,339	1.58	14.27	671,324	14.27
21.77	40,000	8.47	21.77	40,000	21.77
22.83	726,333	2.58	22.83	247,660	22.83
23.10	555,000	2.59	23.10	184,994	23.10

3.85 - 23.10	5,266,544	2.96	14.55	2,378,850	12.14

Note Q—Reconciliation of Earnings Per Share

           The following table presents the computation of basic and diluted net earnings per share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the year ended December 31,
	2005	2004	2003
Numerator for basic earnings per share:
Net earnings	$270,258	$257,637	$148,979
Less: Cash dividends on cumulative redeemable preferred stock	(14,530)	(3,750)	-

Net earnings available to common stockholders	$255,728	$253,887	$148,979

Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	75,594	66,967	50,732

Denominator for diluted earnings per share:
Diluted weighted average number of common shares outstanding during the period	75,594	66,967	50,732
Net effect of dilutive stock options	683	1,277	1,047

Diluted weighted average common shares	76,277	68,244	51,779

Net earnings per share:
Basic	$3.38	$3.79	$2.94

Diluted	$3.35	$3.72	$2.88

           The anti-dilutive effects of stock options outstanding as of December 31, 2005, 2004 and 2003 were 1.4 million, 612 thousand and none, respectively.

Note R—Quarterly Financial Data (unaudited)

           Selected quarterly financial data for 2005 follows:

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
Interest income	$340,746	$324,050	$309,785	$277,380
Interest expense	326,150	281,154	243,632	196,274

Net interest income	14,596	42,896	66,153	81,106
Provision for loan losses	5,344	13,434	5,711	6,074
Non-interest income (expense)	39,491	129,012	(79,384)	131,806
Non-interest expense	39,179	39,454	40,182	35,691
Income taxes	(15,727)	(7,337)	(4,124)	(2,463)

Net earnings (loss)	$25,291	$126,357	$(55,000)	$173,610

Net earnings (loss) per share - diluted (1)	$0.28	$1.61	$(0.78)	$2.26

Dividends declared per share	$0.20	$0.45	$0.75	$0.75

           Selected quarterly financial data for 2004 follows:

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
Interest income	$250,372	$210,388	$160,719	$134,137
Interest expense	160,683	114,967	75,269	61,614

Net interest income	89,689	95,421	85,450	72,523
Provision (benefit) for loan losses	6,149	(229)	15,282	9,725
Non-interest income (expense)	65,258	(88,780)	96,628	(32,735)
Non-interest expense	31,060	25,623	26,454	25,203
Income taxes	3,371	(9,436)	(2,872)	(4,513)

Net earnings (loss)	$114,367	$(9,317)	$143,214	$9,373

Net earnings (loss) per share - diluted (1)	$1.52	$(0.15)	$2.17	$0.15

Dividends declared per share	$0.75	$0.75	$0.75	$0.65

(1)
Diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

Note S—Schedule of Mortgage Loans on Real Estate

           The following table presents the activity included in CMO collateral and mortgages held for investment on the consolidated balance sheets for the years presented.

	For the year ended December 31,
	2005	2004	2003
Beginning Balance	$21,895,592	$9,296,893	$5,215,731
Additions:
Loans retained and originated	13,044,229	17,368,376	6,078,378
Additions of premiums	277,075	333,669	51,859
Loans transferred for mortgages held-for-sale	-	-	269,679

Total additions	13,321,304	17,702,045	6,399,916
Deductions:
Principal paydowns	(10,243,488)	(4,666,671)	(2,148,153)
Loans transferred to mortgages held-for-sale	-	(269,679)	-
Loans sold to third parties	-	-	(89,949)
Amortization of premiums	(240,786)	(130,851)	(44,482)
Transfers to other real estate owned	(78,262)	(36,145)	(36,170)

Total deductions	(10,562,536)	(5,103,346)	(2,318,754)

Ending Balance	$24,654,360	$21,895,592	$9,296,893

           Characteristics of our CMO collateral and loans held-for-investment at December 31, 2005, which consisted primarily of Alt-A mortgages (dollar amounts in thousands):

Original Loan Amounts	Number of Mortgage Loans	Aggregate Principal Balance	Maturity Date	Percent of Total
$50,000 or less	1,972	$61,855	6/07 - 11/35	0.25%
$50,001 to $100,000	8,737	694,496	10/10 - 1/36	2.85%
$100,001 to $150,000	16,673	2,067,670	10/03 - 1/36	8.48%
$150,001 to $200,000	15,047	2,609,895	11/10 - 1/36	10.70%
$200,001 to $250,000	11,791	2,629,296	2/12 - 1/36	10.78%
$250,001 to $300,000	10,037	2,742,578	11/17 - 1/36	11.24%
$300,001 to $350,000	7,842	2,526,428	3/12 - 1/36	10.36%
$350,001 to $400,000	5,888	2,197,513	6/17 - 1/36	9.01%
$400,001 to $450,000	3,753	1,585,339	4/14 - 1/36	6.50%
$450,001 to $500,000	3,200	1,516,119	11/17 - 1/36	6.21%
$500,001 to $550,000	1,936	1,011,963	4/19 - 1/36	4.15%
$550,001 to $600,000	1,638	938,254	11/17 - 2/36	3.85%
$600,001 to $650,000	1,479	927,564	6/17 - 1/36	3.80%
$650,001 or more	2,891	2,888,049	11/17 - 1/36	11.84%

	92,884	24,397,019		100%

Unamortized net premiums on mortgages		313,564
REO transfers pending		(56,223)

Total CMO collateral and mortgages held-for-investment		$24,654,360

           Characteristics of our CMO collateral and loans held-for-investment at December 31, 2005, which consisted primarily of Alt-A mortgages (dollar amounts in thousands):

Interest Rate Ranges	Number of Mortgage Loans	Aggregate Principal Balance	Percent of Total
4% or less	2,016	$600,688	2.46%
4.01% to 4.5%	3,896	1,184,690	4.86%
4.51% to 5.0%	9,471	2,858,959	11.72%
5.01% to 5.5%	14,121	4,333,827	17.76%
5.51% to 6.0%	19,345	5,606,284	22.98%
6.01% to 6.5%	15,858	4,192,822	17.19%
6.51% to 7.0%	12,405	2,978,041	12.21%
7.01% to 7.5%	6,054	1,297,022	5.32%
7.51% to 8.0%	3,533	692,687	2.84%
8.01% to 8.5%	1,397	232,342	0.95%
8.51% to 9.0%	1,184	153,789	0.63%
9.01% to 9.5%	616	68,264	0.28%
9.51% or more	2,988	197,604	0.81%

	92,884	24,397,019	100%

Unamortized net premiums on mortgages		313,564
REO transfers pending		(56,223)

Total CMO collateral and mortgages held-for-investment		$24,654,360

           The geographic distribution of the Company's CMO collateral and loans held-for-investment at December 31, 2005 was as follows:

Geographic Location	Number of Mortgage Loans	Aggregate Principal Balance	Percent of Total
CA	39,704	$13,652,388	55.96%
FL	12,272	2,369,838	9.71%
AZ	3,828	762,597	3.13%
VA	2,850	757,197	3.10%
NV	2,757	652,280	2.67%
MD	2,136	513,879	2.11%
NY	1,519	487,222	2.00%
NJ	1,793	453,200	1.86%
CO	2,216	444,814	1.82%
IL	2,235	438,586	1.80%
Other	21,574	3,865,018	15.84%

	92,884	24,397,019	100%

Unamortized net premiums on mortgages		313,564
REO transfers pending		(56,223)

Total CMO collateral and mortgages held-for-investment		$24,654,360

Note T—Redeemable Preferred Stock

           On May 28, 2004, the Company sold 2.0 million shares of Series B Cumulative Redeemable Preferred Stock, raising $48.3 million in net proceeds. The shares have a liquidation value of $25.00 per share and will pay an annual coupon of 9.375%. The shares are redeemable at the Company's option, in whole or in part, on or after May 28, 2009 except in limited circumstances to preserve the Company's REIT status.

           On November 18, 2004, the Company sold 4.0 million shares of Series C Cumulative Redeemable Preferred Stock, raising $96.6 million in net proceeds. The shares have a liquidation value of $25.00 per share and will pay an annual coupon of 9.125%. The shares are redeemable at the Company's option, in whole or in part, on or after November 23, 2009 except in limited circumstances to preserve the Company's REIT status. The Company granted its underwriters an option, exercisable for 30 days, to purchase up to an additional 300,000 shares to cover over-allotments, if any. On December 7, 2004 the underwriters exercised their options for 300,000 shares in over-allotments resulting in net proceeds of $7.3 million.

Note U—Trust Preferred Securities

           During 2005, the Company formed four wholly-owned trust subsidiaries (Trusts) for the purpose of issuing an aggregate of $99.2 million of trust preferred securities (the Trust Preferred Securities). The proceeds from the sale thereof were invested in junior subordinated debt issued by the Company. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts are invested in junior subordinated notes (Notes), which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as paid by the Company on the Notes held by the Trusts.

           The following table shows the Trust Preferred Securities issued for the year ended December 31, 2005:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Impac Capital Trust # 1 (1)	$25,000	$780	$25,780	04/30/35	4/30/2010 (5)
Impac Capital Trust # 2 (2)	25,000	774	25,774	04/30/35	4/30/2010 (6)
Impac Capital Trust # 3 (3)	26,250	820	27,070	06/30/35	6/30/2010 (5)
Impac Capital Trust # 4 (4)	20,000	620	20,620	07/30/35	7/30/2010 (5)

Sub-total	$96,250	$2,994	99,244

Unamortized debt issuance costs			(2,494)

Total			$96,750

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
(5)
Redeemable at par at any time after the date indicated.
(6)
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

           FIN 46R requires the deconsolidation of trust preferred entities since the Company does not have a significant variable interest in the trust. Therefore, the Company records its investment in the trust preferred entities in other assets and accounts for such under the equity method of accounting and reflects a liability for the issuance of the junior subordinated notes to the trust preferred entities. The interest expense on such notes is recorded in interest expense – other borrowings in the consolidated statement of operations and comprehensive earnings.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1.A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  Evaluation of Disclosure Controls and Procedures
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES