Form 10-Q
period 2006-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2006-05-10
CIK 1000298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes ☐ No ☒

There were 76,112,963 shares of common stock outstanding as of April 28, 2006.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005
Consolidated Statements of Operations and Comprehensive Earnings for the Three Months Ended March 31, 2006 and 2005
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005
Notes to Consolidated Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
General Overview
Critical Accounting Policies
Financial Highlights for the First Quarter of 2006
First Quarter 2006 Taxable Income
Financial Condition and Results of Operations
Liquidity and Capital Resources

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$234,777	$146,621
Restricted cash	943	698
Securitized mortgage collateral	22,957,394	24,494,290
Finance receivables	291,950	350,217
Mortgages held-for-investment	20,932	160,070
Allowance for loan losses	(74,258)	(78,514)
Mortgages held-for-sale	801,098	2,052,694
Accrued interest receivable	111,519	123,565
Derivatives	300,090	250,368
Other assets	197,853	220,370
Total assets	$24,842,298	$27,720,379

LIABILITIES
Securitized mortgage borrowings	$22,488,155	$23,990,430
Reverse repurchase agreements	992,528	2,430,075
Trust preferred securities	96,992	96,750
Other liabilities	49,702	36,177
Total liabilities	23,627,377	26,553,432

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series-A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	—	—
Series-B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, 2,000,000 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	20	20
Series-C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $109,280; 5,500,000 shares authorized; 4,383,900 shares and 4,371,200 issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	44	44
Common stock, $0.01 par value; 200,000,000 shares authorized; 76,112,963 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	761	761
Additional paid-in capital	1,167,978	1,167,059
Accumulated other comprehensive income	717	1,305
Net accumulated deficit:
Cumulative dividends declared	(713,296)	(675,373)
Retained earnings	758,697	673,131
Net accumulated earnings (deficit)	45,401	(2,242)
Total stockholders’ equity	1,214,921	1,166,947
Total liabilities and stockholders’ equity	$24,842,298	$27,720,379

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2006	2005
INTEREST INCOME:
Mortgage assets	$333,376	$276,021
Other	1,828	1,359
Total interest income	335,204	277,380

INTEREST EXPENSE:
Securitized mortgage borrowings	295,475	179,467
Reverse repurchase agreements	25,873	16,762
Other borrowings	2,382	45
Total interest expense	323,730	196,274

Net interest income	11,474	81,106
Provision for loan losses	150	6,074
Net interest income after provision for loan losses	11,324	75,032

NON-INTEREST INCOME:
Realized gain (loss) from derivative instruments	40,136	(13,727)
Change in fair value of derivative instruments	51,429	131,318
Gain on sale of loans	7,353	9,137
Other income	8,821	5,078
Total non-interest income	107,739	131,806

NON-INTEREST EXPENSE:
Personnel expense	18,621	18,880
General and administrative and other expense	5,073	4,913
Amortization of deferred charge	5,096	5,803
Professional services	2,317	3,419
Equipment expense	1,510	1,147
Occupancy expense	1,368	1,145
Data processing expense	1,366	943
Amortization and impairment of mortgage servicing rights	351	289
Gain on sale of other real estate owned	(354)	(848)
Total non-interest expense	35,348	35,691
Net earnings before income taxes	83,715	171,147
Income tax benefit	(1,851)	(2,463)
Net earnings	85,566	173,610
Cash dividends on cumulative redeemable preferred stock	(3,672)	(3,624)
Net earnings available to common stockholders	$81,894	$169,986
Net earnings	$85,566	$173,610
Net unrealized gains (losses) on securities :
Unrealized holding gains arising during year	264	264
Reclassification of gains (losses) included in net earnings	(853)	—
Net unrealized (losses) gains	(589)	264
Comprehensive earnings	$84,977	$173,874

Net earnings per share:
Basic	$1.08	$2.26
Diluted	$1.07	$2.23
Dividends declared per common share	$0.25	$0.75

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$85,566	$173,610
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	150	6,074
Amortization of deferred charge, net	5,096	(1,958)
Amortization of premiums, securitization costs and debt issuance costs	58,371	65,062
Gain on sale of other real estate owned	(354)	(848)
Gain on sale of loans	(7,353)	(9,137)
Change in fair value of derivative instruments	(51,429)	(131,318)
Purchase of mortgages held-for-sale	(2,104,134)	(4,664,116)
Sale and principal reductions on mortgages held-for-sale	3,362,930	4,188,867
Net change in deferred taxes	84	(1,990)
Share based compensation	666	—
Depreciation and amortization	1,319	1,053
Amortization and impairment of mortgage servicing rights	351	289
Net change in accrued interest receivable	12,046	(6,949)
Net change in restricted cash	(245)	251,581
Net change in other assets and liabilities	20,924	26,293
Net cash provided by (used in) operating activities	1,383,988	(103,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	1,458,964	(1,138,912)
Net change in finance receivables	58,267	35,936
Purchase of premises and equipment	(980)	(2,324)
Net change in mortgages held-for-investment	137,607	(572,795)
Purchase of investment securities available-for-sale	5,022	—
Net change in mortgage servicing rights	—	(1,161)
Purchase of investments for deferred compensation plan	—	(207)
Net principal reductions on investment securities available-for-sale	(638)	446
Proceeds from the sale of other real estate owned	16,838	9,904
Net cash provided by (used in) investing activities	1,675,080	(1,669,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements	(1,437,547)	905,996
Proceeds from securitized mortgage borrowings	905,942	2,557,477
Repayment of securitized mortgage borrowings	(2,420,682)	(1,784,370)
Common stock dividends paid	(15,225)	—
Preferred stock dividends paid	(3,672)	(3,624)
Proceeds from sale of cumulative redeemable preferred stock	272	—
Proceeds from exercise of stock options	—	1,231
Net cash (used in) provided by financing activities	(2,970,912)	1,676,710

Net change in cash and cash equivalents	88,156	(95,890)
Cash and cash equivalents at beginning of period	146,621	324,351
Cash and cash equivalents at end of period	$234,777	$228,461

SUPPLEMENTARY INFORMATION:
Interest paid	$202,787	$176,560
Taxes paid	32	1,546

NON-CASH TRANSACTIONS:
Accumulated other comprehensive gain (loss)	$(589)	$264
Transfer of mortgages to other real estate owned	29,690	15,178
Dividends declared but unpaid	19,028	56,448

See accompanying notes to consolidated financial statements.

Note A—Summary of Business and Significant Accounting Policies

1.     Business Summary and Financial Statement Presentation

Business Summary

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc. (IMH), a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), Impac Commercial Capital Corporation (ICCC) formerly known as Impac Multi-family Capital Corporation (IMCC) and Impac Funding Corporation (IFC), together with its wholly-owned subsidiary Impac Secured Assets Corp. (ISAC) .

We are a mortgage real estate investment trust, or “REIT,” that is a nationwide acquirer, originator, seller and investor of non-conforming Alt-A residential mortgages or “Alt-A mortgages” and to a lesser extent, small-balance commercial mortgages or “commercial mortgages” and sub-prime residential mortgages. We also provide warehouse financing to originators of mortgages.

We operate four core businesses:

•      the long-term investment operations that is conducted by IMH and IMH Assets;

•      the mortgage operations that is conducted by IFC and ISAC;

•      the warehouse lending operations that is conducted by IWLG; and

•      the commercial operations that is conducted by ICCC.

The long-term investment operations generate earnings primarily from net interest income earned on mortgages held as securitized mortgage collateral and mortgages held-for-investment (long-term mortgage portfolio). The long-term mortgage portfolio as reported on our consolidated balance sheets consists of mortgages held as securitized mortgage collateral and mortgages held-for-investment. Investments in Alt-A mortgages and commercial mortgages are initially financed with short-term borrowings under reverse repurchase agreements, which are subsequently converted to long-term financing in the form of  securitized mortgage borrowings. Cash flows from the long-term mortgage portfolio and proceeds from the sale of capital stock also finance the acquisition of new Alt-A and commercial mortgages.

The mortgage operations acquire, originate, sell and securitize primarily Alt-A adjustable rate mortgages (ARMs) and fixed rate mortgages (FRMs) and, to a lesser extent, subprime residential mortgages from correspondents, mortgage brokers and retail customers. Correspondents originate and close mortgages under their mortgage programs and then sell the closed loans to the mortgage operations on a flow (loan-by-loan) basis or through bulk sale commitments. Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. This business also earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held-for-sale. The mortgage operations use facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

The warehouse lending operations provide repurchase financing to mortgage loan originators, including the mortgage and commercial operations, by funding mortgages from their closing date until sale to pre-approved investors. This business earns fees from each transaction as well as net interest income from the difference between its cost of borrowings and the interest earned on repurchase advances.

On January 1, 2006, we elected to convert Impac Commercial Capital Corporation “ICCC” from a qualified REIT subsidiary to a taxable REIT subsidiary.  Beginning in 2006, we expanded our product guidelines to include other commercial loan products. The prior loan portfolio remains as part of the REIT assets while the commercial origination operations, ICCC, is now subject to state and federal income taxes.

The commercial operations originate commercial mortgages, that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently adjust to adjustable rate mortgages, or “hybrid ARMs,” with balances that generally range from $500,000 to $5.0 million.  Commercial mortgages have interest rate floors, which is the initial start rate, in some circumstances have lock out periods, and prepayment penalty periods of three-, five-, seven- and ten-years. These mortgages provide greater asset diversification on our balance sheet as commercial mortgage borrowers typically have higher credit scores and typically have lower loan-to-value ratios, or “LTV ratios,” and the mortgages have longer average lives than residential mortgages.

The Company securitizes mortgages in the form of collateralized mortgage obligations (CMOs) and real estate mortgage investment conduits (REMICs). The typical CMO securitization is designed so that the transferee (securitization trust) is not a qualifying special purpose entity (QSPE) and thus as the sole residual interest holder, the Company consolidates such variable interest entity. Amounts consolidated are classified as securitized mortgage collateral and securitized mortgage borrowings in the consolidated balance sheets. Generally, the typical REMIC securitization qualifies for sales accounting treatment and the securitization trust is a QSPE and thus not consolidated by the Company. In the event that a REMIC securitization trust does not meet sale accounting and QSPE criteria, the securitization is treated as a secured borrowing and consolidation is assessed pursuant to FIN 46R.

In 2005 and 2006, we completed ISAC REMIC 2005-2 and ISAC REMIC 2006-1 securitizations which were treated as sales for tax purposes but treated as secured borrowings for generally accepted accounting principles (GAAP) purposes and consolidated in the financial statements. The associated collateral and borrowings have been combined with CMO’s and included in securitized mortgage collateral and borrowings, respectively, for reporting purposes. Hence, reference to “securitized mortgage collateral” or “securitized mortgage borrowings” includes the REMIC 2005-2 and 2006-1 securitized collateral and borrowings, respectively.

In January 2006, we combined our Alt-A wholesale and subprime residential mortgage product offerings under one platform. Our subprime residential mortgage products previously marketed under Novelle Financial Services, Inc., are now offered by our Alt-A wholesale operations, Impac Lending Group (ILG), a division of IFC.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and our subsidiaries (as defined above) have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

All significant inter-company balances and transactions have been eliminated in consolidation.  In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with GAAP.  The items effected by management’s estimates and assumptions include allowance for loan losses, valuation of derivative financial instruments, repurchase liabilities related to sold loans and the amortization of various loan premiums and discounts due to prepayment estimates. Actual results could differ from those estimates.

Premiums, discounts and securitization costs associated with the securitized mortgage collateral and securitized mortgage borrowing are amortized or accreted into interest income/expense over the projected lives of the securitized mortgage collateral and securitized mortgage borrowings using the interest method.  Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, market prepayment speeds, and current conditions.  If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

2.     Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,”   (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.   The future impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of SFAS 123R would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net earnings per share.

Effective for the first quarter of fiscal 2006, we adopted SFAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.  As required, the pro forma impact from recognition of the estimated fair value of stock options granted to employees has been disclosed for previous periods.

The fair value concepts were not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we will continue using both the Black-Scholes-Merton option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. We will reconsider use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate for the Company, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), we were not required to estimate forfeitures in our expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS 123R requires an estimate of forfeitures and upon adoption we changed our methodology to include an estimate of forfeitures. The adoption of SFAS 123R had no effect on cash flows from financing activities.

The following table illustrates the impact as if the Company had elected to use the fair value approach to account for its employee stock-based compensation plan at March 31, 2005:

For the Three Months Ended March 31, 2005
Net earnings available to common stockholders	$169,986
Less: Total stock-based employee expense using the fair value method	(546)
Pro forma net earnings	$169,440

Net earnings per share as reported:
Basic	$2.26
Diluted	$2.23

Pro forma net earnings per share:
Basic	$2.25
Diluted	$2.23

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2006	2005
Risk-free interest rate	3.90%-4.26%	2.16%-4.50%
Expected lives (in years)	3	3 - 4
Expected volatility (1)	34.75%	42.26%
Expected dividend yield	10.00%	10.00%
Grant date fair value of share options	$1.79	$3.71

(1)        Expected volatilities are based on the historical volatility of the Company’s stock over the expected option life.

The following table summarizes activity, pricing and other information for the Company’s stock options for the three-month period ended March31, 2006:

	For the quarter ended March 31,
	Number of Shares	Weighted- Average Exercise Price $	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at beginning of year	5,266,544	14.55
Options granted	—	—
Options exercised	—	—
Options forfeited / cancelled	(259,168)	16.39
Options outstanding at end of period	5,007,376	14.46	2.73	$3,967.9
Options exercisable at end of period	2,325,351	12.04	2.72	$3,967.9

(1)        The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.64 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

Additional information regarding stock options outstanding as of March 31, 2006, is as follows:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range ($)	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
3.85	22,500	4.84	3.85	22,500	3.85
4.18	652,500	4.99	4.18	652,500	4.18
4.44 - 9.42	121,250	5.42	7.37	121,250	7.37
10.54	20,000	0.08	10.54	20,000	10.54
10.95	408,622	0.33	10.95	408,622	10.95
13.76	1,455,500	3.37	13.76	—	—
14.27	1,079,838	1.33	14.27	646,658	14.27
21.77	40,000	8.23	21.77	40,000	21.77
22.83	685,500	2.33	22.83	228,827	22.83
23.10	521,666	2.34	23.10	184,994	23.10
3.85 - 23.10	5,007,376	2.73	14.46	2,325,351	12.04

3.     Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and SFAS No. 140 (“SFAS 155”). This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentration of credit risks in the form of subordination are not embedded derivatives, and it also amends SFAS 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement by the company will not have a significant effect on the financial results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”-an amendment of FASB Statement No. 140 (“SFAS 156”). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations; whenever a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. This statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement permits an entity to choose either of the amortizations method or the fair value measurement methods for each class of separately recognized servicing assets and servicing liabilities. This statement at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. The adoption of this statement by the company will not have a significant effect on the financial results of operations.

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

Note B—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2006	2005
Numerator for basic earnings per share:
Net earnings	$85,566	$173,610
Less: Cash dividends on cumulative redeemable preferred stock	(3,672)	(3,624)
Net earnings available to common stockholders	$81,894	$169,986
Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	76,113	75,206
Denominator for diluted earnings per share:
Diluted weighted average number of common shares outstanding during the period	76,113	75,206
Net effect of dilutive stock options	266	1,039
Diluted weighted average common shares	76,379	76,245

Net earnings per share:
Basic	$1.08	$2.26
Diluted	$1.07	$2.23

For the three month periods ended March 31, 2006 and 2005, stock options to purchase 4.4 million and 1.4 million shares, respectively, were outstanding but not included in the above weighted average calculations because they were anti-dilutive.

Note C—Segment Reporting

The following tables present reporting segments for the three month periods ended March 31, 2006 and 2005:

	Reporting Segments as of and for the Three Months Ended March 31, 2006
	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations (IFC)	Commercial Operations	Inter- Company (1)	Consolidated
Balance Sheet Items:
Securitized mortgage collateral and mortgages held-for-investment	$23,106,162	$—	$—	$120	$(127,956)	$22,978,326
Mortgages held-for-sale	—	—	712,632	88,466	—	801,098
Finance receivables	—	1,063,883	—	—	(771,933)	291,950
Total assets	23,384,829	1,193,782	837,754	92,607	(666,674)	24,842,298
Total stockholders’ equity	1,030,473	225,023	107,464	1,385	(149,424)	1,214,921

Income Statement Items:
Net interest income	$(12,088)	$7,691	$1,277	$134	$14,460	$11,474
Provision for loan losses	150	—	—	—	—	150
Realized gain from derivatives	40,136	—	—	—	—	40,136
Change in fair value of derivatives	46,963	—	3,625	841	—	51,429
Other non-interest income	(264)	797	21,165	1,036	(6,560)	16,174
Non-interest expense and income taxes	4,038	1,874	23,814	2,410	1,361	33,497
Net earnings (loss)	$70,559	$6,614	$2,253	$(399)	$6,539	$85,566

(1)        Income statement items include inter-company loan sale transactions and the elimination of related gains.  Corporate overhead expenses are allocated to the segments based on percentage of time devoted to the segment.

	Reporting Segments as of and for the Three Months Ended March 31, 2005
	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations (IFC)	Inter- Company (1)	Consolidated
Balance Sheet Items:
Securitized mortgage collateral and mortgages held-for-investment	$23,666,532	$—	$—	$(130,347)	$23,536,185
Mortgages held-for-sale	—	758	1,064,298	—	1,065,056
Finance receivables	—	2,595,401	—	(2,159,517)	435,884
Total assets	23,996,537	2,607,680	1,165,122	(2,082,667)	25,686,672
Total stockholders’ equity	1,010,170	173,452	46,872	(71,392)	1,159,102

Income Statement Items:
Net interest income	$52,119	$11,341	$1,974	$15,672	$81,106
Provision for loan losses	6,074	—	—	—	6,074
Realized from derivatives	(13,727)	—	—	—	(13,727)
Change in fair value of derivatives	128,878	—	2,440	—	131,318
Other non-interest income	(157)	2,027	43,519	(31,174)	14,215
Non-interest expense and income taxes	2,693	2,085	31,767	(3,317)	33,228
Net earnings (loss)	$158,346	$11,283	$16,166	$(12,185)	$173,610

(1)        Income statement items include inter-company loan sale transactions and the elimination of related gains.  Corporate overhead expenses are allocated to the segments based on percentage of time devoted to the segment.

Note D—Mortgages Held-for-Sale

Mortgages held-for-sale for the periods indicated consisted of the following:

	At March 31, 2006	At December 31, 2005
Mortgages held-for-sale - residential	$702,885	$2,027,194
Mortgages held-for-sale - commercial	87,773	—
Change in fair value of mortgages held-for-sale	(969)	(4,465)
Net premiums on mortgages held-for-sale - residential	10,716	29,965
Net premiums on mortgages held-for-sale - commercial	693	—
Total mortgages held-for-sale	$801,098	$2,052,694

The provision for loan repurchases and gains and losses on repurchases are recorded against the gain on mortgages held-for-sale. Included in other liabilities as of March 31, 2006 and December 31, 2005, was a liability for mortgage repurchases of $18.3 million and $10.4 million, respectively. The liability for mortgage repurchases is maintained for the purpose of  providing for estimated losses from repurchasing previously sold mortgages for various reasons, including early payment defaults or breach of representations or warranties, which may be subsequently sold at a loss. In determining the adequacy of the liability for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans and other appropriate information. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect on our financial condition and results of operations.

During the quarter ended March 31, 2006 and 2005, the provision for loan repurchases was $10.3 million and $3.7 million respectively. The loss on sale of repurchased and re-priced mortgages for the quarter ended March 31, 2006 and 2005, was $184 thousand and $846 thousand, respectively.

Note E— Securitized Mortgage Collateral

Securitized mortgage collateral consisted of the following:

	At March 31, 2006	At December 31, 2005
Mortgages secured by single-family residential real estate	$21,250,208	$22,986,632
Mortgages secured by commercial real estate	1,422,854	1,195,541
Net unamortized premiums on mortgages - residential	269,624	301,709
Net unamortized premiums on mortgages - commercial	14,708	10,408
Total securitized mortgage collateral	$22,957,394	$24,494,290

Note F—Allowance for Loan Losses

The allowance for loan loss is comprised of the following:

	At March 31, 2006	At December 31, 2005
Securitized mortgage collateral and mortgages held-for-investment	$53,716	$55,007
Specific reserve for finance receivables	10,683	10,683
Specific reserve for estimated hurricane losses	9,859	12,824
Total allowance for loan losses	$74,258	$78,514

Activity for allowance for loan losses for the periods indicated was as follows:

	At March 31,	At March 31,
	2006	2005
Beginning balance	$78,514	$63,955
Provision for loan losses	150	6,074
Charge-offs, net of recoveries	(4,406)	(3,240)
Total allowance for loan losses	$74,258	$66,789

Note G—Other Assets

Other assets for the periods indicated consisted of the following:

	At March 31, 2006	At December 31, 2005
Real estate owned	$59,557	$46,351
Deferred charge	46,770	47,406
Investment securities available-for-sale	35,245	40,227
Prepaid and other assets	20,527	34,422
Deferred income taxes	12,076	12,160
Premises and equipment , net	11,983	12,312
Investment in Impac Capital Trusts	2,821	2,884
Cash margin balances	8,874	16,567
Investments for deferred compensation plan	—	8,041
Total other assets	$197,853	$220,370

Note H— Securitized Mortgage Borrowings

Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized mortgage borrowings outstanding as of		Range of Percentages:
Year of Issuance	Original Issuance Amount	3/31/2006	12/31/2005	Fixed Interest Rates	Interest Rate Margins over One-Month LIBOR (1)	Interest Rate Margins after Adjustment Date (2)
2002	$3,876.1	$98.8	$219.8	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	1,437.6	1,723.0	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	8,931.4	10,191.9	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	11,136.9	11,902.9	—	0.24 - 2.90	0.48 - 4.35
2006	923.0	923.0	—	6.25	0.10 - 1.40	0.20 - 2.10
Subtotal securitized mortgage borrowings		22,527.7	24,037.6
Accrued interest expense		18.2	18.1
Unamortized securitization costs		(57.7)	(65.3)
Total securitized mortgage borrowings		$22,488.2	$23,990.4

(1)        One-month LIBOR was 4.83% as of March 31, 2006.

(2)        Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20% of the original issuance amount.

Note I—Reverse Repurchase Agreements

Reverse repurchase agreements are entered into to finance our warehouse lending operations and to fund and purchase mortgages by the mortgage operations.  These facilities consist of uncommitted lines, which may be withdrawn at any time by the lender, and committed lines.  At March 31, 2006, the Company was in compliance with the financial covenants associated with the reverse repurchase agreements.  During the first quarter of 2006, these facilities amounted to $4.4 billion, of which $992.5 million was outstanding at March 31, 2006.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc. (IMH), a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), Impac Commercial Capital Corporation (ICCC) formerly known as Impac Multi-family Capital Corporation (IMCC) and Impac Funding Corporation (IFC), together with its wholly-owned subsidiary Impac Secured Assets Corp. (ISAC) .

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to, failure to achieve projected earnings levels; unexpected increases in credit and bond spreads; the ability to generate sufficient liquidity; the ability to access the equity markets; increased operating expenses and mortgage origination or purchase expenses that reduce current liquidity position more than anticipated; continued increase in price competition; risks of delays in raising, or the inability to raise, additional capital, either through equity offerings, lines of credit or otherwise; the ability to generate taxable income and to pay dividends; interest rate fluctuations on our assets that differ from those on our liabilities; unanticipated interest rate fluctuations; changes in expectations of future interest rates; unexpected increase in prepayment rates on our mortgages; changes in assumptions regarding estimated loan losses or an increase in loan losses; continued ability to access the securitization markets or other funding sources, the availability of financing and, if available, the terms of any financing; changes in markets which the Company serves, such as mortgage refinancing activity and housing price appreciation; and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, the other reports we file under the Securities and Exchange Act of 1934, and the additional risk factors set forth below in this quarterly report. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

As a result, current events can diminish the relevance of “quarter over quarter” and “year-to-date over year-to-date” comparisons of financial information. In such instances, the Company intends to present financial information in its Management Discussion and Analysis that is the most relevant to its financial information.

General Overview

We are a mortgage real estate investment trust, or “REIT,” that is a nationwide acquirer, originator, seller and investor of non-conforming Alt-A residential mortgages, or “Alt-A mortgages,” and to a lesser extent, small-balance, commercial mortgages, or “commercial mortgages” and sub-prime residential mortgages.  We also provide warehouse financing to originators of mortgages.

We operate four core businesses:

•      the long-term investment operations that is conducted by IMH and IMH Assets;

•      the mortgage operations that is conducted by IFC and ISAC;

•      the warehouse lending operations that is conducted by IWLG; and

•      the commercial operations that is conducted by ICCC.

The long-term investment operations primarily invest in adjustable rate and, to a lesser extent, fixed rate Alt-A mortgages and commercial mortgages that are acquired and originated by our mortgage and commercial operations. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines. Some of the principal differences between mortgages purchased by Fannie Mae and Freddie Mac and Alt-A mortgages are as follows:

•      credit and income histories of the mortgagor;

•      underwriting guidelines for debt and income ratios;

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

The long-term investment operations also invest in commercial mortgages that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages, or “hybrid ARMs,” with balances that generally range from $500,000 to $5.0 million. Commercial mortgages have interest rate floors, which are the initial start rate, in some circumstances lock out periods and prepayment penalty periods of three-, five-, seven- and ten-years. Commercial mortgages provide greater asset diversification on our balance sheet as borrowers of commercial mortgages typically have higher credit scores and commercial mortgages typically have lower loan-to-value ratios, or “LTV ratios,” and longer average life to payoff than Alt-A mortgages.

The long-term investment operations generate earnings primarily from net interest income earned on mortgages held for long-term investment, or (long-term mortgage portfolio).  The long-term mortgage portfolio as reported on our consolidated balance sheet consists of mortgages held as securitized mortgage collateral and mortgages held-for-investment. Investments in Alt-A mortgages and commercial mortgages are initially financed with short-term borrowings under reverse repurchase agreements that are subsequently converted to long-term financing in the form of securitized mortgage borrowings. Cash flows from the long-term mortgage portfolio, proceeds from the sale of capital stock and issuance of trust preferred securities also finance new Alt-A and commercial mortgages.

In 2005 and 2006, we completed ISAC REMIC 2005-2 and ISAC REMIC 2006-1 securitizations which were treated as sales for tax purposes but treated as secured borrowings for generally accepted accounting principles (GAAP) purposes and consolidated in the financial statements. The associated collateral and borrowings have been combined with included in securitized mortgage collateral and borrowings, respectively, for reporting purposes. Reference to “securitized mortgage collateral” or “securitized mortgage borrowings” includes the REMIC 2005-2 and 2006-1 securitized collateral and borrowings, respectively.

The mortgage operations acquire, originate, sell and securitize primarily adjustable rate and fixed rate Alt-A mortgages and, to a lesser extent, subprime residential mortgages. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. This business also earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held for sale. The mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

The warehouse lending operations provide short-term financing to mortgage loan originators, including our mortgage operations, by funding mortgages from their closing date until sale to pre-approved investors. This business earns fees from warehouse transactions as well as net interest income from the difference between its cost of borrowings and the interest earned on warehouse advances.

On January 1, 2006, we elected to convert the commercial operations from a qualified REIT subsidiary to a taxable REIT subsidiary. Beginning in 2006, we expanded our product guidelines to include commercial loan products. The prior loan portfolio remains as part of the REIT assets while the commercial origination operations, ICCC, is now subject to state and federal income taxes.

The commercial operations originate commercial mortgages that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently adjust to adjustable rate mortgages, or “hybrid ARMs,” with balances that generally range from $500,000 to $5.0 million.  Commercial mortgages have interest rate floors, which is the initial start rate,in some circumstances have lockouts and prepayment penalty periods of three-, five-, seven- and ten-years. These mortgages provide greater asset diversification on our balance sheet as commercial mortgage borrowers typically have higher credit scores and typically have lower loan-to-value ratios, or “LTV ratios,” and the mortgages have longer average lives than residential mortgages.

Officer Reappointments.  Effective May 1, 2006, the Company appointed Richard J. Johnson as Executive Vice President, Chief Operating Officer and Gretchen D. Verdugo as Executive Vice President, Chief Financial Officer. In conjunction with the appointments, Mr. Johnson surrendered his title and duties as Executive Vice President, Chief Financial Officer, Ms. Verdugo surrendered her title as Chief Accounting Officer, and William S. Ashmore surrendered his title and duties as Chief Operating Officer, but remains President and a director of the Company.

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

Financial Highlights for the First Quarter of 2006

•      Estimated taxable income per diluted share was $0.36 compared to $0.19 for the fourth quarter of 2005 and $0.75 for the first quarter of 2005;

•      Cash dividends declared per common share were $0.25 for the first quarter of 2006 compared to $0.20 for the fourth quarter of 2005 and $0.75 for the first quarter of 2005;

•      Total assets were $24.8 billion as of March 31, 2006 compared to $27.7 billion as of December 31, 2005 and $25.7 billion as of March 31, 2005;

•      Book value per common share was $13.87 as of March 31, 2006 compared to $13.24 as of December 31, 2005 and $13.31 as of March 31, 2005;

•      The mortgage operations acquired and originated $2.1 billion of primarily Alt-A mortgages compared to $6.0 billion for the fourth quarter of 2005 and $4.7 billion for the first quarter of 2005;

•      The long-term investment operations retained for investment $579.7 million of primarily Alt-A mortgages and $114.7 million of commercial mortgages compared to $2.6 billion of primarily Alt-A mortgages and $206.6 million of commercial mortgages for the fourth quarter of 2005 and $3.3 billion of primarily Alt-A mortgages and $165.3 million of commercial mortgages for the first quarter of 2005; and

•      The commercial mortgage operations originated $202.8 million of commercial mortgages compared to $206.6 million for the fourth quarter of 2005 and $165.3 million for the first quarter of 2005.

First Quarter 2006 and 2005 Taxable Income

Because dividend payments are based on estimated taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income available to common stockholders, which is a non-generally accepted accounting principle, or “non-GAAP,” financial measurement, is useful information for our investors.

The following table presents a reconciliation of net earnings (GAAP) to estimated taxable income available to common stockholders for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended March 31, (1)
	2006	2005
Net earnings	$85,566	$173,610
Adjustments to net earnings: (2)
Loan loss provision (4)	150	6,074
REMIC income (3)	4,721	—
Tax deduction for actual loan losses (4)	(4,406)	(3,240)
Change in fair value of derivatives (5)	(46,963)	(128,878)
Dividends on preferred stock	(3,672)	(3,624)
Net earnings of taxable REIT subsidiaries (6)	(1,854)	(16,166)
Dividend from taxable REIT subsidiaries (7)	—	16,850
Elimination of inter-company loan sales transactions (8)	(6,539)	12,184
Miscellaneous adjustments	120	—
Estimated taxable income available to common stockholders (9)	$27,123	$56,810
Estimated taxable income per diluted common share (9)	$0.36	$0.75
Diluted weighted average common shares outstanding	76,379	76,245

(1)        Estimated taxable income includes estimates of book to tax adjustments and can differ from actual taxable income as calculated when we file our annual corporate tax return. Since estimated taxable income is a non-GAAP financial measurement, the reconciliation of estimated taxable income available to common stockholders to net earnings is intended to meet the requirements of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders.

(2)        Certain adjustments are made to net earnings in order to calculate taxable income due to differences in the way revenues and expenses are recognized under the two methods.

(3)        Includes GAAP to Tax Differences related to the ISAC REMIC 2005-2 and ISAC REMIC 2006-1 securitizations, which were treated as secured borrowings for GAAP purposes and sales for tax purposes.

(4)        To calculate estimated taxable income, actual loan losses are deducted. For the calculation of net earnings, GAAP requires a deduction for estimated losses inherent in our mortgage portfolios in the form of a provision for loan losses, which are not deductible for tax purposes. Therefore, as the estimated losses provided for GAAP are actually realized, the losses will negatively and may materially impact future taxable income.

(5)        The mark-to-market change for the valuation of derivatives at IMH is income or expense for GAAP financial reporting but is not included as an addition or deduction for taxable income calculations.

(6)        Represents net earnings of IFC and ICCC, our taxable REIT subsidiaries (TRSs), which may not necessarily equal taxable income.  Starting January 1, 2006, the Company elected to convert ICCC from a qualified REIT subsidiary to a TRS.  Therefore, the three months ended March 31, 2005 does not include any  net earnings or losses of ICCC.

(7)        Any dividends paid to IMH by the TRSs in excess of their cumulative undistributed taxable income would be recognized as return of capital by IMH to the extent of IMH’s capital investment in the TRSs. Distributions from the TRSs to IMH may not equal the TRS’s net earnings, however, IMH can only recognize dividend distributions received from the TRSs as taxable income to the extent that the TRS’s distributions are from current or prior period undistributed taxable income. Any distributions by the TRS’s in excess of IMH’s capital investment in the TRSs would be taxed as capital gains.  The three months ended March 31, 2005 does not include any  net earnings or losses of ICCC

(8)        Includes the effects to taxable income associated with the elimination of gains from inter-company loan sales and other intercompany transactions between IFC, ICCC,  and IMH, net of tax and the related amortization of the deferred charge.

(9)        Excludes the deduction for common stock dividends paid and the availability of a deduction attributable to net operating loss carry-forwards. As of December 31, 2005, the Company has estimated Federal net operating loss carry-forwards of $18.1 million that are expected to be utilized prior to their expiration in the year 2020.

First Quarter 2006 vs. Fourth Quarter 2005

Estimated taxable income increased $12.4 million to $27.1 million, or $0.36 per diluted common share, for the first quarter 2006, compared to $14.7 million or $0.19 per diluted common share, for the fourth quarter 2005.  The increase in estimated taxable income was mainly attributable to an increase in adjusted net interest margin at IMH and taxable income from REMICs  issued beginning in the fourth quarter of 2005.  The $8.9 million increase in adjusted net interest margin at IMH was the result of a $34.1 million decline in interest income, offset by a decrease in borrowing costs of $28.7 million and an increase in the realized gain from derivative instruments of $14.3 million.  The taxable income from REMICs of $4.7 million was primarily related to the taxable yield from the residuals retained.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

(dollars in thousands)

	March 31, 2006	December 31, 2005	Increase (Decrease)	% Change
Cash and cash equivalents	$234,777	$146,621	$88,156	60%
Restricted cash	943	698	245	35
Securitized mortgage collateral	22,957,394	24,494,290	(1,536,896)	(6)
Mortgages held-for-investment	20,932	160,070	(139,138)	(87)
Finance receivables	291,950	350,217	(58,267)	(17)
Allowance for loan losses	(74,258)	(78,514)	(4,256)	(5)
Mortgages held-for-sale	801,098	2,052,694	(1,251,596)	(61)
Derivatives	300,090	250,368	49,722	20
Accrued interest receivable	111,519	123,565	(12,046)	(10)
Other assets	197,853	220,370	(22,517)	(10)
Total assets	$24,842,298	$27,720,379	$(2,878,081)	(10)%

Securitized mortgage borrowings	$22,488,155	$23,990,430	$(1,502,275)	(6)%
Reverse repurchase agreements	992,528	2,430,075	(1,437,547)	(59)
Other liabilities	146,694	132,927	13,767	10
Total liabilities	23,627,377	26,553,432	(2,926,055)	(11)
Total stockholder’s equity	1,214,921	1,166,947	47,974	4
Total liabilities and stockholder’s equity	$24,842,298	$27,720,379	$(2,878,081)	(10)%

Total assets were $24.8 billion as of March 31, 2006 as compared to $27.7 billion as of December 31, 2005, as the long-term investment operations retained $579.7 million of primarily Alt-A mortgages and $114.7 million of commercial mortgages offset by $2.8 billion in whole loan sales and $2.3 billion in total principal pay downs.

The following table presents selected information about mortgages held as securitized mortgage collateral as of the dates indicated:

	Residential As of			Commercial As of
	March 31, 2006	December 31, 2005	March 31, 2005	March 31, 2006	December 31, 2005	March 31, 2005
Percent of Alt-A mortgages	99	99	99	N/A	N/A	N/A
Percent of ARMs	87	89	90	100	100	100
Percent of FRMs	13	11	10	0	0	0
Percent of hybrid ARMs	75	75	71	97	96	92
Percent of interest-only	72	71	64	12	11	0
Weighted average coupon	6.19	6.10	5.70	5.79	5.62	5.28
Weighted average margin	3.80	3.79	3.66	2.69	2.69	2.84
Weighted average original LTV	75	76	76	67	67	66
Weighted average original credit score	696	695	696	730	728	725
Percent with active prepayment penalty	75	75	76	100	100	100
Prior 3-month constant prepayment rate	36	38	28	8	9	7
Prior 12-month prepayment rate	39	37	28	9	9	6
Lifetime prepayment rate	26	25	22	5	5	3
Weighted average debt service coverage ratio	N/A	N/A	N/A	1.24	1.22	1.28
Percent of mortgages in California	54	55	61	66	71	86
Percent of purchase transactions	60	60	59	52	52	49
Percent of owner occupied	80	81	83	N/A	N/A	N/A
Percent of first lien	99	99	99	100	100	100

The following table presents selected financial data as of the dates indicated (dollars in thousands, except per share data):

	As of and Year-to-Date Ended,
	March 31, 2006	December 31, 2005	March 31, 2005
Book value per share	$13.87	$13.24	$13.31
Return on average assets	1.30%	1.01%	2.81%
Return on average equity	29.18%	24.13%	65.06%
Assets to equity ratio	20.45:1	23.75:1	22.16:1
Debt to equity ratio	19.41:1	22.72:1	21.07:1
Mortgages owned 60+ days delinquent	$769,503	$733,348	$437,088
60+ day delinquency of mortgages owned	3.39%	3.12%	1.94%

We believe that in order for us to generate positive cash flows and earnings we must successfully manage the following primary operational and market risks:

•      credit risk;

•      prepayment risk;

•      liquidity risk; and

•      interest rate risk.

Credit Risk. We manage credit risk by acquiring for long-term investment high credit quality Alt-A and commercial mortgages from our customers, adequately providing for loan losses and actively managing delinquencies and defaults.  Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but that have loan characteristics that make them non-conforming under those guidelines.

As of March 31, 2006, the original weighted average credit score of mortgages held as residential and commercial securitized mortgage collateral was 696 and 730, respectively, and the original weighted average LTV ratio was 75% and

67% respectively.  During the first quarter of 2006, the long-term investment operations retained $694.4 million of primarily adjustable and fixed rate Alt-A and commercial mortgages that were acquired or originated by the mortgage and commercial operations with an original weighted average credit score of 699 and an original weighted average LTV ratio of 73%.  ICCC also originated $202.8 million of commercial mortgages with a weighted average credit score of 732, a weighted average debt service cover ratio of 1.24 and an original weighted average LTV of 68%.

We monitor our sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide.  This includes an effective and aggressive collection effort in order to minimize the number of mortgages becoming seriously delinquent.  When resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action.  The sub-servicer is required to determine payment collection under various circumstances, which will result in maximum financial benefit.  We accomplish this by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property.  We perform ongoing reviews of mortgages that display weaknesses and believe that we maintain an adequate loss allowance on the mortgages.  When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings.  If the mortgage is not reinstated within the time period permitted by law for reinstatement, the property may then be sold at a foreclosure sale.  At foreclosure sales, we generally acquire title to the property.  As of March 31, 2006, our long-term mortgage portfolio included 3.39% of mortgages that were 60 days or more delinquent compared to 3.12% as of December 31, 2005.

The following table summarizes mortgages that we own, including securitized mortgage collateral, mortgages held for long-term investment and mortgages held-for-sale, that were 60 or more days delinquent for the periods indicated (in thousands):

	At March 31, 2006	At December 31, 2005
60 - 89 days delinquent	$251,602	$300,039
90 or more days delinquent	245,568	221,581
Foreclosures	230,340	161,414
Delinquent bankruptcies	41,993	50,314
Total 60 or more days delinquent	$769,503	$733,348

Non-performing assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and any previously accrued interest will be reversed from revenue. When real estate is acquired in settlement of loans, or other real estate owned, the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion less anticipated selling costs. As of March 31, 2006, non-performing assets as a percentage of total assets was 2.32% compared to 1.73% as of December 31, 2005.

The following table summarizes mortgages that we own, including securitized mortgage collateral, mortgages held for long-term investment and mortgages held-for-sale, that were non-performing for the periods indicated (in thousands):

	At March 31, 2006	At December 31, 2005
90 or more days delinquent, foreclosures and delinquent bankruptcies	$517,901	$433,309
Other real estate owned	59,557	46,351
Total non-performing assets	$577,458	$479,660

Prepayment Risk. The Company uses prepayment penalties as a method of partially mitigating prepayment risk.  Mortgage industry evidence suggests that the increase in home appreciation rates and lower payment option mortgage products over the last three years was a significant factor affecting borrowers refinancing decisions through 2005.  As a result, mortgage prepayment rates accelerated during 2005 as it appeared that borrowers were willing to pay prepayment penalties in order to cash out or obtain lower monthly payments by refinancing into other mortgage products.  More recent behavior in our securitized mortgage collateral reflects some degree of reduced prepayments with the three-month constant prepayment rate (CPR) declining to 36% from 38% as of December 31, 2005.

During the quarter ended March 31, 2006, 82% of Alt-A mortgages acquired by the long-term investment operations from the mortgage operations had prepayment penalty features ranging from six-months to five years.  As of March 31, 2006, 75% and 100% of mortgages held as residential and commercial securitized mortgage collateral had prepayment penalties, respectively.  As of March 31, 2006, the twelve-month CPR of mortgages held as securitized mortgage collateral was 39% as compared to a 28% twelve-month CPR as of March 31, 2005.  Prepayment penalties are charged to borrowers for mortgages that are paid early and recorded as interest income on our consolidated financial statements. Interest income from prepayment penalties helps offset amortization of loan premiums and securitization costs. During the first quarter of 2006 prepayment penalties received from borrowers was recorded as interest income and increased the yield on average mortgage assets by 19 basis points as compared to 9 basis points for the same period in 2005.

Liquidity Risk.  We employ a leverage strategy to increase assets by financing our long-term mortgage portfolio primarily with securitized mortgage borrowings, reverse repurchase agreements and capital, then using cash proceeds to acquire additional mortgage assets. We retain ARMs and FRMs that are acquired and originated from the mortgage and commercial operations and finance the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements. After accumulating a pool of mortgages we securitize the mortgages in the form of securitized mortgage collateral. Our strategy is to sell or securitize our mortgages within 90 days in order to reduce the accumulation period that mortgages are outstanding on short-term reverse repurchase facilities, which reduces our exposure to margin calls on these facilities. Securitized mortgage borrowings are classes of bonds that are sold to investors of mortgage-backed securities and as such are not subject to margin calls. In addition, the securitized mortgage borrowings generally require a smaller initial cash investment as a percentage of mortgages financed than does interim reverse repurchase financing. We continually monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to “—Liquidity and Capital Resources.”

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Results of Operations

For the Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005

Condensed Statements of Operations Data

(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2006	2005	Increase (Decrease)	% Change
Interest income	$335,204	$277,380	$57,824	21%
Interest expense	323,730	196,274	127,456	65
Net interest income	11,474	81,106	(69,632)	(86)
Provision for loan losses	150	6,074	(5,924)	(98)
Net interest income after provision for loan losses	11,324	75,032	(63,708)	(85)
Total non-interest income	107,739	131,806	(24,067)	(18)
Total non-interest expense	35,348	35,691	(343)	(1)
Income tax benefit	(1,851)	(2,463)	612	25
	$85,566	$173,610	$(88,044)	(51)%
Net earnings

Net earnings per share - diluted	$1.07	$2.23	$(1.16)	(52)%
Dividends declared per common share	$0.25	$0.75	$(0.50)	(67)%

Net Interest Income

We earn interest income primarily on mortgage assets which include securitized mortgage collateral, mortgages held-for-investment, mortgages held-for-sale, finance receivables and investment securities available-for-sale, or collectively,

“mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings on mortgage assets, which include securitized mortgage borrowings and reverse repurchase agreements.

The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2006			2005
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$40,159	$720	7.17%	$25,193	$331	5.26%
Securitized mortgage collateral (1)	23,507,250	297,509	5.06%	22,042,801	244,375	4.43%
Mortgages held-for-investment and held-for-sale	1,776,874	30,372	6.84%	1,682,170	26,228	6.24%
Finance receivables	301,009	4,775	6.35%	384,166	5,087	5.30%
Total mortgage assets\ interest income	$25,625,292	$333,376	5.20%	$24,134,330	$276,021	4.57%

BORROWINGS
Securitized mortgage borrowings	$23,015,890	$295,475	5.14%	$21,742,654	$179,467	3.30%
Reverse repurchase agreements	1,919,992	25,873	5.39%	1,872,872	16,762	3.58%
Total borrowings on mortgage assets\ interest expense	$24,935,882	$321,348	5.15%	$23,615,526	$196,229	3.32%

Net Interest Spread (2)			0.05%			1.25%
Net Interest Margin (3)			0.19%			1.32%

Net Interest Income on Mortgage Assets		$12,028	0.19%		$79,792	1.32%
Less: Accretion of loan discounts (4)		(15,920)	(0.25)		(17,032)	(0.28)
Adjusted by net cash receipts (payments) on derivatives (5)		40,136	0.63		(13,727)	(0.23)
Adjusted Net Interest Margin (6)		$36,244	0.57%		$49,033	0.81%

Effect of amortization of loan premiums and securitization costs (7)		$62,499	-0.98%		$65,062	-1.08%

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

(7)        The amortization of loan premiums and securitization costs are components of interest income and interest expense, respectively. Yield represents the cost of amortization of net loan premiums and securitization costs divided by total average mortgage assets.

Decreases in net interest income were primarily due to a decline in net interest margins on mortgage assets primarily caused by the following:

•      increase in one-month LIBOR rate underlying borrowings only partially offset by realized gain (loss) from derivative instruments;

•      differences in interest rate adjustment periods;

•      prepayments of higher yielding mortgages; and

•      a more challenging competitive environment.

Net interest income for the first quarter of 2006 decreased to $11.5 million as compared to $81.1 million for 2005. The quarter-over-quarter decrease in net interest income of $69.6 million was primarily due to net interest margins on mortgage assets declining by 113 basis points to 0.19% for 2006 as compared to 1.32% for 2005. Net interest margin on mortgage assets declined as one-month LIBOR, which is the interest rate index used to price borrowing costs on securitized mortgage and reverse repurchase borrowings, rose approximately 200 basis points since the first quarter of 2005 while mortgage assets over the same period did not re-price upward as quickly. This resulted in an increase in interest expense of 65% to $323.7 billion as of March 31, 2006 as compared to $196.3 million as of March 31, 2005.  Adjusted net interest margins on mortgage assets, as defined in the yield table above, declined by 24 basis points to 0.57% during the first quarter of 2006 as compared to 0.81% during the first quarter of 2005. The decrease in adjusted net interest margins on mortgage assets was primarily due to (1) an increase in short-term interest rates, (2)  the amortization of loan premiums, securitization costs and bond discounts as a result of higher mortgage prepayments and, to a lesser extent, (3) higher leverage and lower net interest margins on certain securitized mortgage borrowings completed during 2005.

Since the first quarter of 2005, the Federal Reserve raised short-term interest rates, which effected movements in one-month LIBOR, approximately 200 basis points. This caused borrowing costs on adjustable rate securitized mortgage borrowings, which are tied to one-month LIBOR and re-price monthly without limitation, to rise at a faster pace than coupons on LIBOR ARMs securing securitized mortgage borrowings, which generally re-price every six months with limitation. LIBOR ARMs held in our long-term investment portfolio are subject to the following interest rate risks:

•      interest rate adjustment limitations on mortgages held for long-term investment due to periodic and lifetime interest rate cap features as compared to borrowings which are not subject to adjustment limitations;

•      mismatched interest rate re-pricing periods between mortgages held for long-term investment, which generally re-price every six months, and borrowings, which re-price every month in regards to securitized mortgage borrowings and daily in regards to reverse repurchase agreements; and

•      uneven and unequal movements in the interest rate indices used to re-price mortgages held for long-term investment, which are generally indexed to one-, three- and six-month LIBOR and one-year LIBOR, and borrowings, which are generally indexed to one-month LIBOR.

Along with an increase in short-term interest rates, our expectation, based on past experience, was that we would see a corresponding decline in mortgage prepayment speeds. However, mortgage prepayment speeds continued at heightened levels during 2005. There is mortgage industry evidence that documents a substantial increase in home appreciation rates over the last three years which has been a significant factor affecting prepayment patterns of residential borrowers. Borrowers appear willing to use home equity to pay loan prepayment penalties in order to obtain lower monthly payments by refinancing into other mortgage products, such as interest-only and other alternative mortgage products.  More recent behavior in our securitized mortgage collateral reflects some degree of reduced prepayments with the three-month CPR rate declining to 36% as of March 31, 2006 from 38% as of December 31, 2005.

Amortization of loan premiums and securitization expenses decreased by 10 basis points to 0.98% of average mortgage assets during the first quarter of 2006 as compared to 1.08% of average mortgage assets during the same period in 2005. A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments.  However, if borrowers do prepay on mortgages, a prepayment penalty is charged which helps partially offset additional amortization of loan premiums and securitization costs related to the prepaid mortgages. During the first quarter of 2006, prepayment penalties received from borrowers was recorded as interest income and increased 10 basis points to 19 basis points of mortgage assets as compared to 9 basis points of mortgage assets in the first quarter of 2005.

Additionally, the net interest margin continues to be impacted by the difficult competitive environment facing mortgage portfolio lenders. As a result, net interest margins continue to tighten on newly originated loans. Furthermore, a rise in short-term rates and a decline in long term rates has resulted in a flattening of the yield curve, adding pressure to mortgage lending profitability.

During the first quarter of 2006, adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, decreased by 24 basis points as compared to a decline of 113 basis points on net interest margin on mortgage assets.  Adjusted net interest margin on mortgage assets did not decline as much as net interest margin on mortgage assets primarily due to an 86 basis point increase in realized gain (loss) from derivative instruments relative to total average mortgage assets. Realized gains from derivative instruments partially offset the decline in adjusted net interest margins on mortgage assets which was caused by the factors described above.

Adjusted net interest margins were also affected by the following during the first quarter of 2006:

•      our interest rate risk management policies include the employment of balance guarantees that limit our derivatives to no more than 100% coverage of the principal amount outstanding on securitized mortgage borrowings at any given time; and

•      actual mortgage prepayments and the corresponding repayment of securitized mortgage borrowings exceeded the pre-determined amortization schedule of the notional amount of derivative instruments.

Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates primarily associated with cash flows on adjustable rate securitized mortgage borrowings. However, as a result of the combination of the factors listed above, the interest rate spread differential between ARMs and adjustable rate securitized mortgage borrowings compressed, which compressed net interest margins on mortgage assets. By design, our current interest rate risk management program provides 20% to 25% coverage of the outstanding principal balance of our six month LIBOR ARMs and 85% to 98% coverage of the outstanding principal balance of intermediate, or hybrid, ARMs at the point in time that we securitize the mortgages.

For further information on our interest rate risk management policies refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Provision for Loan Losses

The Company provides for loan losses in accordance with its policies that include a detailed analysis of historical loan performance data which is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. The Company’s general allowance for loan losses reflects the expectation that losses inherent in the portfolio will exceed the level of annualized losses we are currently experiencing.

During the first quarter 2006, the provision for loan losses decreased to $150 thousand as compared to $6.1 million for same period in 2005.  The decrease in provision was primarily due to 1) the result of a $3.0 million reduction in specific reserves for loans secured by properties affected by Hurricanes Katrina, Rita and Wilma; and 2)  a decrease in the Company’s loan portfolio for the quarter ended March 31, 2006 as compared to an increase in the size of the portfolio during the quarter ended March 31, 2005 primarily as the Company retained 79% fewer loans  as compared to the same period ending March 31, 2005.

The Company has reserved for loans secured by properties affected by Hurricanes Katrina, Rita and Wilma.  Based on current property inspections, the specific reserves were reduced to $9.8 million at March 31, 2006 from $12.8 million at December 31, 2005.   The Company is still evaluating the affect of the hurricanes and the amount of the provision may be adjusted as more information becomes available.

Total allowance for loan losses was $74.3 million at March 31, 2006 as compared to $66.8 million at March 31, 2005. Actual losses on mortgages increased to $4.4 million during the quarter ended March 31, 2006 from $3.2 million for the quarter ended March 31, 2005, primarily due to seasoning of our securitized mortgage collateral portfolio.

For further information on delinquencies in our long-term investment portfolio and non-performing assets refer to “Financial Condition—Credit Risk.”

Non-Interest Income (Quarterly)

For the Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005:

Changes in Non-Interest Income

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005	Increase (Decrease)	% Change
Realized gain (loss) from derivative instruments	$40,136	$(13,727)	$53,863	392%
Change in fair value of derivative instruments	51,429	131,318	(79,889)	(61)
Gain on sale of loans	7,353	9,137	(1,784)	(20)
Other income	8,821	5,078	3,743	74
Total non-interest income	$107,739	$131,806	$(24,067)	(18)%

Realized Gain (Loss) from Derivative Instruments. Realized gain (loss) from derivatives increased to $40.1 million during the first quarter of 2006 as compared to $(13.7) million during the first quarter of 2005, or 63 basis points of total average mortgage assets during the first quarter of 2006 as compared to (23) basis points of total average mortgage assets during the first quarter of 2005.  The increase in realized gain (loss) from derivatives is due to the approximately 200 basis point increase in one-month LIBOR from the end of the first quarter 2005, which has caused the floating rate payment received on swaps to increase above the fixed payment made.  Realized gain (loss) from derivatives are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income.

Change in Fair Value of Derivative Instruments.  The change in fair value of derivative instruments decreased to $51.4 million during the first quarter of 2006 as compared to $131.3 million during the first quarter of 2005.  The amount of market valuation adjustment is the result of changes in the expectation of future interest rates.  We primarily enter into derivative contracts to offset changes in cash flows associated with securitized mortgage borrowings. In our consolidated financial statements, we record a market valuation adjustment for these derivatives, as well as other derivatives used by the mortgage operations to hedge our loan pipeline and mortgage loans held for sale, as current period expense or revenue.  The change in fair value of derivatives at IMH is excluded for purposes of calculating taxable income as shown in the reconciliation table of net earnings to estimated taxable income in the “Taxable Income” table.

Non-Interest Expense

Changes in Non-Interest Expense

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005	Increase (Decrease)	% Change
Personnel expense	$18,621	$18,880	$(259)	(1)%
General and administrative and other expense	5,073	4,913	160	3
Professional services	2,317	3,419	(1,102)	(32)
Equipment expense	1,510	1,147	363	32
Occupancy expense	1,368	1,145	223	19
Data processing expense	1,366	943	423	45
Total operating expense (1)	30,255	30,447	(192)	(1)
Amortization of deferred charge	5,096	5,803	(707)	(12)
Amortization and impairment of mortgage servicing rights	351	289	62	21
(Gain) loss on sale of other real estate owned	(354)	(848)	494	58
Total non-operating expense (2)	5,093	5,244	(151)	(3)
Total non-interest expense	$35,348	$35,691	$(343)	(1)%

(1)        Operating expenses are primarily related to the mortgage operations personnel, which generally fluctuates in conjunction with increases or decreases in mortgage acquisition and origination volumes.

(2)        Non-operating expenses generally relate to existing assets and liabilities and are generally not a function of increases or decreases in mortgage acquisition or origination volumes.

Operating Expense. The decrease in operating expense was primarily due to the following:

•      decrease in professional services; and

•      decrease in personnel expenses.

2006 to 2005 Quarterly Comparative

Total operating expenses remained substantially unchanged decreasing 1% on a quarter-over-quarter basis as accounting and auditing fees decreased to $1.1 million during the first quarter of 2006 as compared to $2.1 million for the same period in 2005. The decrease is mainly attributable to a decrease in SOX related expenditures made during the first quarter of 2005. Additionally, legal fees decreased to $717.5 thousand as compared to $1.1 million for the first quarter of 2005.

Personnel expense decreased 1% on a quarter-over-quarter basis as bonus and incentives decreased 41% to $2.9 million as compared to $5.0 million for the first quarter of 2005. The decrease in bonus and incentives was partially offset by a 21% increase in employee benefits to $4.1 million as compared to $3.4 million for the first quarter of 2005.

The following table summarizes the principal balance of mortgage acquisitions and originations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2006		2005
	Principal Balance	%	Principal Balance	%
By Production Channel:
Correspondent acquisitions:
Flow	$1,422,434	61	$2,377,608	49
Bulk	132,151	6	1,676,726	35
Total correspondent acquisitions	1,554,585	67	4,054,334	84
Wholesale and retail originations	549,549	24	609,782	13
Total mortgage operations acquisitions	2,104,134	91	4,664,116	97
Commercial Mortgage Operations	202,780	9	165,304	3
Total acquisitions and originations	$2,306,914	100	$4,829,420	100

The quarter-over-quarter decrease in acquisitions and originations was primarily the result of an adjusted pricing methodology in a more competitive marketplace. Total residential acquisitions and originations for the first quarter decreased to $2.1 billion as compared to $4.7 billion for the first quarter of 2005. The reduction in acquisitions and originations at the mortgage operations was primarily related to a decrease in more price sensitive bulk acquisitions which decreased to 6% of our total correspondent acquisitions as compared to approximately 35% during the first quarter of 2005. Given what we believe to be increased credit risk in the market, we are averse to assuming more layered risk and as a result have tightened our underwriting guidelines and adjusted our pricing models based on risk.

Results of Operations by Business Segment

Long-Term Investment Operations

Condensed Statements of Operations Data

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005	Increase (Decrease)	% Change
Net interest income	$(12,088)	$52,119	$(64,207)	(123)%
Provision for loan losses	150	6,074	(5,924)	(98)
Net interest income after provision for loan losses	(12,238)	46,045	(58,283)	(127)

Realized gain (loss) from derivative instruments	40,136	(13,727)	53,863	392
Change in fair value of derivative instruments	46,963	128,878	(81,915)	(64)
Other non-interest income	(264)	(157)	(107)	(68)
Total non-interest income	86,835	114,994	(28,159)	(24)

Non-interest expense	4,038	2,693	1,345	50
Net earnings	$70,559	$158,346	$(87,787)	(55)%

The quarter-over-quarter decrease in net earnings was primarily due to the change in fair value on derivative instruments which decreased to $47.0 million for the first quarter of 2006 as compared to $128.9 million for the first quarter of 2005. The market valuation adjustment is the result of changes in the expectation of future interest rates. Additionally, net interest income declined to $(12.1) million compared to $52.1 million, primarily due to an increase in borrowing costs, which were only partially offset by realized gain (loss) from derivatives which increased to $40.1 million for the first quarter of 2006 compared to $(13.7) for the first quarter of 2005. Together, net interest income and realized gain (loss) from derivative instruments declined 27% to $28.0 million for the three months ended March 31, 2006 compared to $38.4 million for the three months ended March 31, 2005. This decline is primarily attributable to the aforementioned net interest margin compression.

Mortgage Operations

Condensed Statements of Operations Data

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005	Increase (Decrease)	% Change
Net interest income	$1,277	$1,974	$(697)	(35)%
Non-interest income	24,790	45,959	(21,169)	(46)
Non-interest expense and income taxes	23,814	31,767	(7,953)	(25)
Net earnings	$2,253	$16,166	$(13,913)	(86)%

The quarter-over-quarter decrease in net earnings was primarily due to a decrease in non-interest income. The decrease in non-interest income was mainly attributed to a decrease in gain (loss) on loans held for sale. Gain (loss) on loans sold decreased as the long-term investment operations retained for investment purposes $579.7 million as compared to $3.3 billion for the same period in 2005, reducing the associated gains relating to the transfer of those loans by $25.5 million. Additionally, whole loan sales increased to $2.8 billion in the first quarter of 2006 as compared to $887.8 million for the same period in 2005. The increase in whole loans sales increased the provision for repurchase to $10.3 million as compared to $3.7 million for the same period in 2005. The aforementioned losses were partially offset by increases in net gains on whole loans sales to $21.9 million for the first quarter of 2006 as compared to $8.2 million for the same period in 2005. The decrease in non-interest income were partially offset by a decrease in non-interest expense which decreased to $22.4 million for the first quarter of 2006 compared to $26.5 million for first quarter of 2005. The mortgage operations use derivatives to protect the market value of mortgages when it establishes a rate-lock commitment on a particular mortgage prior to its close and sale or securitization. During the first quarter of 2006, the value of these derivatives were $(3.1) million as compared to $5.1 million for the first quarter of 2005. Any changes in interest rates on mortgages that the mortgage operations has committed to acquire at a particular rate to the time it sells or securitizes the mortgage generally results in an increase or decrease in the market value of that mortgage. The mortgage operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Warehouse Lending Operations

Condensed Statements of Operations Data

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005	Increase (Decrease)	% Change
Net interest income	$7,691	$11,341	$(3,650)	(32)%
Non-interest income	797	2,027	(1,230)	(61)
Non-interest expense and income taxes	1,874	2,085	(211)	(10)
Net earnings	$6,614	$11,283	$(4,669)	(41)%

The quarter-over-quarter decrease in net earnings was primarily due to a decrease in net interest income as borrowing costs on mortgage assets increased to $25.5 million in the first quarter of 2006 as compared to $16.7 million for the same period in 2005 as one-month LIBOR, which is tied to our borrowing costs, increased approximately 200 basis points on a quarter-over-quarter basis. Additionally, loan fees decreased $1.2 million decreasing non-interest income. For the three months ended March 31, 2006 and March 31, 2005, no provision for loan loss was recorded. The warehouse lending operations is reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company finance receivables and borrowings are eliminated.

Commercial Operations

Condensed Statements of Operations Data

(dollars in thousands)

For the Three Months Ended March 31, 2006
Net interest income	$134
Provision for loan losses	—
Non-interest income	1,877
Non-interest expense and income taxes	2,410
Net earnings	$(399)

On January 1, 2006, we elected to convert Impac Commercial Capital Corporation “ICCC” from a qualified REIT subsidiary to a taxable REIT subsidiary. Therefore, there is no corresponding quarter over quarter comparison.

Net earnings for the commercial operations were $(399) thousand for the first quarter of 2006. Non-interest income was $1.9 million in the first quarter of 2006 due to the gain on sale of loans of $1.0 million and the change in fair value of derivative instruments of $841 thousand. Offsetting non-interest income was non-interest expense of $2.4 million due to the expansion of our commercial mortgage operations. The commercial operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

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

ALCO participants include senior executives of the long-term investment operations, the mortgage operations, the commercial operations, and warehouse lending operations. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the balance sheet for changes in the liquidity of our assets. Our primary liquidity consists of cash and cash equivalents; short-term securities available for sale, and maturing mortgages, or “liquid assets.”

We believe that current cash balances, short-term investments, currently available financing facilities, capital raising capabilities and excess cash flows generated from our long-term mortgage portfolio will adequately provide for projected funding needs and limited asset growth.

Our operating businesses primarily use available funds as follows:

•      acquisition and origination of mortgages by the mortgage, commercial, and long-term investment operations;

•      long-term investment in mortgages by the long-term investment operations;

•      provide short-term warehouse advances by the warehouse lending operations;

•      pay interest on debt;

•      distribute common and preferred stock dividends; and

•      pay operating and non-operating expenses.

Acquisition and origination of mortgages by the mortgage, commercial, and long-term investment operations. During the first quarter of 2006, the mortgage operations acquired $2.1 billion of primarily Alt-A mortgages, of which $694.4 million was acquired by the long-term investment operations for long-term investment. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages within 90 days of acquisition or origination. Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated and our capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided. The mortgage operations acquired and originated mortgages at a weighted average price of 101.54 during the first quarter of 2006, which were financed with warehouse borrowings from the warehouse lending operations at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgages. In addition, ICCC originated $202.8 million of commercial mortgages at a weighted average price of 100.04 which were initially financed with short-term warehouse financing from the warehouse lending operations at a haircut of generally 3% of the outstanding principal balance of the mortgages.

Long-term investment in mortgages by the long-term investment operations. The long-term investment operations acquires primarily Alt-A mortgages from the mortgage operations and finances them with warehouse borrowings from the warehouse lending operations at substantially the same terms as the mortgage operations. When the long-term investment operations finances mortgages with long-term securitized mortgage borrowings, short-term warehouse financing is repaid. Then, depending on credit ratings from national credit rating agencies on our securitized mortgage borrowings, we are generally required to provide an over-collateralization, or “OC”, of 0.35% to 1% of the principal balance of mortgages securing securitized mortgage borrowings as compared to a haircut of 2% to 10% of the principal balance of mortgages securing short-term warehouse financing. Our total capital investment in securitized mortgage collateral generally ranges from approximately 2% to 5% of the principal balance of mortgages securing securitized mortgage borrowings which includes premiums paid upon acquisition of mortgages from the mortgage operations, costs paid for completion of securitized mortgage borrowings, costs to acquire derivatives and OC required to achieve desired credit ratings. Commercial mortgages are financed on a long-term basis with securitized mortgage borrowings at substantially the same rates and terms as Alt-A mortgages.

Provide short-term warehouse advances by the warehouse lending operations. We utilize committed and uncommitted reverse repurchase facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations. The warehouse lending operations provides short-term financing to the mortgage operations and non-affiliated clients from the closing of mortgages to their sale or other settlement with investors. The warehouse lending operations generally finances between 90% and 98% of the fair market value of the principal balance of mortgages, which equates to a haircut requirement of between 10% and 2%, respectively, at one-month LIBOR, plus a spread. The mortgage operations have uncommitted warehouse line agreements to obtain financing from the warehouse lending operations at one-month LIBOR plus a spread during the period that the mortgage operation accumulates mortgages until the mortgages are securitized or sold. As of March 31, 2006, the mortgage operations had $667.5 million of warehouse advances outstanding with the warehouse lending operations. In addition, as of March 31, 2006, the warehouse lending operations had $759.5 million of approved warehouse lines available to non-affiliated clients, of which $292.0 million was outstanding.

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

Distribute common and preferred stock dividends. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We declared cash dividends of $0.25 per outstanding common share for the first quarter of 2006 on estimated taxable income of $0.36 per diluted common share and paid cash dividends of $0.20 per outstanding common share for the fourth quarter of 2005 and paid during the first quarter of 2006. In addition, we paid cash dividends of $3.7 million on preferred stock during the first quarter of 2006.

A portion of dividends paid to IMH’s stockholders can come from dividend distributions from the mortgage operations and commercial operations, our taxable REIT subsidiaries, to IMH. During the first quarter of 2006, the mortgage and commercial operations provided no dividend distributions to IMH. Because the mortgage and commercial operations may seek to retain earnings to fund the acquisition and origination of mortgages or to expand the mortgage operations, the board of directors of our taxable REIT subsidiaries, which is different from the board of directors of the registrant, may decide that the mortgage and/or commercial operations should cease making dividend distributions in the future. This could reduce the amount of taxable income that would be distributed to IMH stockholders in the form of common stock dividend payment amounts.

During the first quarter 2006, our operating businesses were primarily funded as follows:

•      reverse repurchase agreements and securitized mortgage borrowings;

•      excess cash flows from our long-term mortgage portfolio;

•      sale and securitization of mortgages;

and we have the flexibility to fund our business with:

•      cash proceeds from the issuance of common and preferred stock; and

•      cash proceeds from the issuance of trust preferred securities.

Reverse repurchase agreements and securitized mortgage borrowings. We use reverse repurchase agreements to fund substantially all warehouse financing to affiliates and non-affiliated clients and for the acquisition and origination of Alt-A and commercial mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase facilities with third party lenders. We primarily use uncommitted and committed facilities with major investment banks to finance substantially all warehouse financing, as needed. During the first quarter of 2006 the warehouse facilities amounted to $4.4 billion, of which $992.5 billion was outstanding at March 31, 2006. The warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These warehouse facilities may have certain covenant tests which we continue to satisfy. From time to time, we may also receive additional uncommitted interim financing from our lenders in excess of our permanent borrowing limits to finance mortgages during the accumulation phase and prior to securitizations or whole loan sales.

From time to time, we may also utilize short-term reverse repurchase financing provided to us by underwriters who underwrite some of our securitizations. The short-term reverse repurchase financing funds mortgages that are specifically allocated to securitization transactions, which allows us to reduce overall borrowings outstanding on reverse repurchase agreements with other lenders during the period immediately prior to the settlement of the securitization. Terms and interest rates on the short-term reverse repurchase facilities are generally lower than on other reverse repurchase agreements. Short-term reverse repurchase financing are generally repaid within 30 days from the date funds are advanced.

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

In order to mitigate the liquidity risk associated with reverse repurchase agreements, we attempt to sell or securitize our mortgages within 90 days from acquisition or origination. Although securitizing mortgages more frequently adds operating and securitization costs, we believe the added cost is offset as liquidity is provided more frequently with less interest rate and price volatility, as the accumulation and holding period of mortgages is shortened. When we have accumulated a sufficient amount of mortgages, we seek to issue securitized mortgage borrowings and convert short-term advances under reverse repurchase agreements to long-term securitized mortgage borrowings. The use of securitized mortgage borrowings provides the following benefits:

•      allows us to use long term financing for the duration of the securitized mortgage collateral; and

•      eliminates the potential for margin calls on the borrowings that are converted from reverse repurchase agreements to securitized mortgage borrowings as well as associated derivatives used to manage interest rate risks on securitized mortgage borrowings.

During the first quarter of 2006, we completed $923.0 million of securitized mortgage borrowings to provide long-term financing for $920.1 million of primarily Alt-A and commercial mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A and commercial mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as securitized mortgage collateral, which means that we have to provide less initial capital upon completion of securitized mortgage borrowings . Capital investment in the securitized mortgage borrowings is established at the time securitized mortgage borrowings are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies.

Excess cash flows from our long-term mortgage portfolio. We receive excess cash flows on mortgages held as securitized mortgage collateral after distributions are made to investors on securitized mortgage borrowings to the extent cash or other collateral required to maintain desired credit ratings on the securitized mortgage borrowings is fulfilled and can be used to provide funding for some of the long-term investment operations’ activities. Excess cash flows represent the difference between principal and interest payments on the underlying mortgages, adjusted by the following:

•      servicing and master servicing fees paid;

•      premiums paid to mortgage insurers;

•      cash payments / receipts on derivatives;

•      interest paid on securitized mortgage borrowings;

•      pro-rata early principal prepayments paid on securitized mortgage borrowings;

•      OC requirements;

•      actual losses, net of any gains incurred upon disposition of other real estate owned or acquired in settlement of defaulted mortgages;

•      unpaid interest shortfall;

•      basis risk shortfall;

•      bond writedowns reinstated; and

•      residual cashflow.

Sale and securitization of mortgages. We sell and securitize loans in the following ways:

•      When the mortgage operations accumulate a sufficient amount of mortgages that are intended to be deposited into a securitized mortgage borrowing, it sells the mortgages to the long-term investment operations,

•      When selling mortgages on a whole loan basis, the mortgage operations will accumulate mortgages and enter into sales transactions with third party investors on a monthly basis; and

•      When the mortgage operations enter into a securitization treated as a sale for GAAP and tax purposes it accumulates mortgages and sells these loans periodically.

The mortgage operations sold $694.4 million of mortgages to the long-term investment operations during the first quarter of 2006 and sold $2.8 billion of mortgages to third party investors through whole loan sales. The mortgage operations sold mortgage servicing rights on all mortgages sold during the first quarter of 2006, but retained all master servicing rights. The sale of mortgage servicing rights generated substantially all cash, which was used to acquire and originate additional mortgage assets.

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

Common and Preferred Stock Sales Agreements. We filed with the SEC a shelf registration statement that allows us to sell up to $1.0 billion of securities, including common stock, preferred stock, debt securities and warrants. This registration was declared effective by the SEC on September 6, 2005. By issuing new shares periodically throughout 2005 and the first quarter of 2006, we believe that we were able to utilize new capital more efficiently and profitably.

On September 30, 2005, the Company entered into a common stock sales agreement with Brinson Patrick Securities Corporation (Brinson Patrick) for the sale of up to 7.5 million shares of its common stock from time to time through Brinson Patrick as sales agent. No shares of common stock were sold during the first quarter of 2006.

On September 30, 2005, the Company entered into a Preferred Stock sales agreement with Brinson Patrick, for the sale of up to 800,000 shares of its 9.125% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) from time to time through Brinson Patrick as sales agent. During the three months ended March 31, 2006, we sold 12,700 shares of Series C Preferred Stock and received net proceeds of approximately $272,000. Brinson Patrick received a commission of 3% of the gross sales price per share of the shares of preferred stock sold pursuant to the sales agreement, which amounted to an aggregate commission of $8,400.

For the three months ended March 31, 2006, the ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends was 1.26x and 1.24x, respectively. Earnings used in computing the ratio of earnings to fixed charges consist of net earnings before income taxes plus fixed charges. Fixed charges include interest expense on debt and the portion of rental expense deemed to represent the interest factor.

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

Interest rate risk management is the responsibility of the Asset Liability Committee (“ALCO”), which is comprised of senior management and reports results of interest rate risk analysis to the IMH board of directors on at least a quarterly basis. ALCO establishes policies that monitor and coordinate sources, uses and pricing of funds. ALCO also attempts to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. In addition, various modeling techniques are used to value interest sensitive mortgage-backed securities, including interest-only securities. The value of investment securities available-for-sale is determined using a discounted cash flow model using prepayment rate, discount rate and credit loss assumptions. Our investment securities portfolio is available-for-sale, which requires us to perform market valuations of the securities in order to properly record the portfolio. We continually monitor interest rates of our investment securities portfolio as compared to prevalent interest rates in the market. We do not currently maintain a securities trading portfolio and are not exposed to market risk as it relates to trading activities.

Changes in Interest Rates

Interest rate risk management policies intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate securitized mortgage borrowings. Our primary objective is to limit our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate securitized mortgage borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management policies are formulated with the intent to offset potential adverse effects of changing interest rates on cash flows on adjustable rate securitized mortgage borrowings.

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

We estimate net interest income along with net cash flows from derivatives for the next twelve months using balance sheet data and the notional amount of derivatives as of January 31, 2006 and 12-month projections of the following primary drivers affecting net interest income:

•      future interest rates using forward yield curves, which are considered market consensus estimates of future interest rates;

•      mortgage acquisitions and originations;

•      mortgage prepayment rate assumptions; and

•      forward swap rates.

We refer to the 12-month projection of net interest income along with the 12-month projection of net cash flows from derivatives as the “base case.” For financial reporting purposes, net cash flows from derivatives are included in realized gain

(loss) from derivative instruments on the consolidated financial statements. However, for purposes of interest rate risk analysis we include net cash flows from derivatives in our base case simulations as we acquire derivatives to offset the effect that changes in interest rates have on variable borrowing costs, such as securitized mortgage and warehouse borrowings. We believe that including net cash flows from derivatives in our interest rate risk analysis presents a more useful simulation of the effect of changing interest rates on net cash flows generated by our long-term mortgage portfolio.

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

In the following table, the up 100 basis point scenario as of January 31, 2006 represents our projection of the net change from base case net interest income, which is derived from assumptions as previously discussed, if market interest rates were to immediately rise by 100 basis points. This means that we increase interest rates at all data points along our projected forward yield curve by 100 basis points and recalculate our projection of net interest income over the next 12 months. In addition, based on changes in interest rates, or changes in our forward yield curve, our model adjusts mortgage prepayment rates and recalculates amortization of acquisition and securitization costs and net cash receipts or payments on derivatives as part of the calculation of net interest income. Thus, if a 100 basis point interest rate increase occurred, the projected volatility to net interest income is negatively impacted by $3.8 million, or a decrease of 2% relative to projected base case net interest income.

The interest rate risk profile of our balance sheet is more sensitive to changes in interest rates related to our liabilities. We use derivatives extensively in order to manage the interest rate, or price risk, inherent in our assets, liabilities and loan commitments. Our main objective in managing interest rate risk is to moderate the impact of changes in interest rates on our earnings over time. Our interest rate risk management strategies may result in significant earnings volatility in the short term. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan production operations and long term investment operations in various interest rate environments. There are many market factors that impact the performance of our interest rate risk management activities including interest rate volatility, prepayment behavior, the shape of the yield curve and the spread between mortgage interest rates and Treasury or Swap rates. The success of this strategy impacts our net income. This impact, which can be either positive or negative, can be material.

The following table estimates the financial impact to base case, including net cash flow from derivatives, from various instantaneous and parallel shifts in interest rates based on both our on-balance sheet structure and off-balance sheet structure, which refers to the notional amount of derivatives that are not recorded on our balance sheet as of January 31, 2006 (dollar amounts in thousands):

	Changes in base case as of January 31, 2006 (1)
	Excluding net cash flow on derivatives		Net cash flow on derivatives	Including net cash flow on derivatives
Instantaneous and Parallel Change in Interest Rates (2)	$	(%)	$	$	(%)
Up 300 basis points, or 3% (3)	(443,925)	(6,317)	395,407	(48,518)	(29)
Up 200 basis points, or 2%	(284,735)	(4,052)	263,658	(21,077)	(13)
Up 100 basis points, or 1%	(135,616)	(1,930)	131,802	(3,814)	(2)
Down 100 basis points or 1%	139,811	1,990	(131,761)	8,050	5
Down 200 basis points or 2%	275,588	3,922	(263,553)	12,035	7
Down 300 basis points or 3%	413,206	5,880	(395,408)	17,798	11

(1)        The dollar and percentage changes represent base case for the next twelve months versus the change in base case using various instantaneous and parallel interest rate change simulations, excluding the effect of amortization of loan discounts to base case.

(2)        Instantaneous and parallel interest rate changes over and under the projected forward yield curve.

(3)        This simulation was added to our analysis as it is relevant in light of the interest rate environment as of January 31, 2006 and the projected forward yield curve for 2006 and 2007.

Using information as presented above, and other analysis, the Company reviews its interest rate risk profile. Based on this review, the Company makes certain decisions on how to mitigate its interest rate risk.

The use of derivatives to manage risk associated with changes in interest rates is an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. As of March 31, 2006 and December 31, 2005, we had notional balances of interest rate swaps, caps, and floors of $23.0 billion and $20.2 billion, respectively, with fair values of $297.1 million and $248.2 million, respectively. By using derivatives, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to moderate significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change. We primarily acquire swaps to essentially convert our adjustable rate securitized mortgage borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate securitized mortgage borrowings, and we pay a fixed interest rate.

ITEM 4:     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2006, our CEO and CFO, with the participation of other management of the Company, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act, and based upon that evaluation, our CEO and CFO concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

During the first quarter of 2006, there have been no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the hiring of a Vice President of Financial Reporting.

PART II. OTHER INFORMATION

ITEM 1:         LEGAL PROCEEDINGS

The Company’s 2005 10-K reported shareholder derivative actions filed against the Company and its senior officers and directors in the U.S. District Court, Central District of California and Orange County Superior Court. On April 20, 2006, the Orange County Superior Court approved the consolidation of the state shareholder derivative actions. On March 13, 2006, an additional shareholder derivative action was filed in the U.S. District Court, Central District of California by Dawn Forsberg, derivatively on behalf of nominal defendant IMH, against the Company and its senior officers and directors. The complaint alleges claims and seeks damages similar to those in the previously filed derivative actions.

We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on us.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2005 regarding litigation and claims.

ITEM 1A:      RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

A material difference between the assumptions used in the determination of the value of our residual interests and our actual experience would cause us to write down the value of these securities and could harm our financial position.

Our REMIC securitizations, such as ISAC REMIC 2005-2 and ISAC REMIC 2006-1, in some instances may be treated as a sale for tax purposes but treated as a secured borrowing for GAAP purposes and consolidated in the financial statements due to the retention of residual interests in the REMICs. The residual interest represents the remainder of the cash flows from the mortgage loans, including, in some instances, reinvestment income, over the amounts required to be distributed to regular interests. As of March 31, 2006, the tax basis value of our residual interests from securitization transactions was $90.6 million. Investments in residual interest and subordinated securities are much riskier than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities. The risk associated with holding residual interest and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities. The value of residual interests represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, delinquency, mortgage loan prepayment speeds and credit losses. It is extremely difficult to validate the assumptions we use in valuing our residual interests. Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. If our actual experience differs from our assumptions, we would be required to reduce the value of these securities. Furthermore, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and business prospects may be harmed, including an adverse affect on the amount of dividend payments that are made on our common stock.

New regulatory actions affecting the mortgage industry may increase our costs and decrease our mortgage acquisition.

In addition to changes to legal requirements contained in statutes, regulations, case law, and other sources of law, changes in the investigation or enforcement policies of federal and state regulatory agencies could impact the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. For example, state and federal agencies have initiated regulatory enforcement proceedings against mortgage companies for engaging in business practices that were not specifically or clearly proscribed by law, but which in the judgment of the regulatory agencies were unfair or deceptive to consumers. For example, state attorneys general and other state officials representing various states entered into a Settlement Agreement with a large subprime mortgage company. The subject company agreed to pay a substantial amount in restitution to consumers and reimbursement to the states. The subject company also agreed to make changes to certain business practices, including the company’s underwriting criteria and pricing policies. Many of the practices and policies are not specifically prohibited by any federal or state laws but were alleged to be deceptive or unfair to consumers. The terms of this Settlement Agreement do not apply directly to us; however, federal and state regulatory agencies and private parties might nevertheless expect mortgage companies including us, to make our business practices consistent with the provisions of the Agreement. If this happens, it could impact the activities in which we may engage, how we carry out those activities, our acquisition practices and our profitability. We might also be required to pay fines, make reimbursements, and make other payments to third parties for our business practices. Additionally, if an administrative enforcement proceeding were to result in us having to discontinue or alter certain business practices, then we might be placed at a competitive disadvantage vis-à-vis competitors who are not required to make comparable changes to their business practices.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:         OTHER INFORMATION

None

ITEM 6:         EXHIBITS

(a)   Exhibits:

10.1	Employment Agreement dated as of May 1, 2006 between Impac Funding Corporation and Gretchen D. Verdugo.
10.2	Guaranty, dated May 1, 2006, granted by Impac Mortgage Holdings, Inc. in favor of Gretchen D. Verdugo.
10.3	Schedule of each officer and director that is a party to an Indemnification Agreement with Impac Mortgage Holdings, Inc.
12.1	Statements re: computation of ratios
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ Gretchen D. Verdugo
by: Gretchen D. Verdugo
Executive Vice President
and Chief Financial Officer
(authorized officer of registrant and principal financial officer)

Date: May 10, 2006