Form 10-Q
period 2006-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2006-08-09
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

There were 76,188,165 shares of common stock outstanding as of August 7, 2006.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.                    CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$180,644	$146,621
Restricted cash	661	698
Securitized mortgage collateral	20,508,825	24,494,290
Finance receivables	292,286	350,217
Mortgages held-for-investment	8,390	160,070
Allowance for loan losses	(68,072)	(78,514)
Mortgages held-for-sale	1,203,223	2,052,694
Accrued interest receivable	102,994	123,565
Derivatives	312,877	250,368
Other assets	205,720	220,370
Total assets	$22,747,548	$27,720,379

LIABILITIES
Securitized mortgage borrowings	$20,094,718	$23,990,430
Reverse repurchase agreements	1,278,485	2,430,075
Trust preferred securities	97,225	96,750
Other liabilities	58,934	36,177
Total liabilities	21,529,362	26,553,432

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series-A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	—	—
Series-B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, 2,000,000 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	20	20
Series-C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $109,280; 5,500,000 shares authorized; 4,383,900 shares and 4,371,200 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	44	44
Common stock, $0.01 par value; 200,000,000 shares authorized; 76,112,963 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	761	761
Additional paid-in capital	1,168,634	1,167,059
Accumulated other comprehensive (loss) income	(330)	1,305
Net accumulated deficit:
Cumulative dividends declared	(735,996)	(675,373)
Retained earnings	785,053	673,131
Net accumulated earnings (deficit)	49,057	(2,242)
Total stockholders’ equity	1,218,186	1,166,947
Total liabilities and stockholders’ equity	$22,747,548	$27,720,379

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Mortgage assets	$311,263	$308,339	$644,639	$584,360
Other	2,496	1,446	4,325	2,804
Total interest income	313,759	309,785	648,964	587,164

INTEREST EXPENSE:
Securitized mortgage borrowings	302,744	216,255	598,219	395,722
Reverse repurchase agreements	23,456	25,982	49,329	42,744
Other borrowings	2,306	1,395	4,688	1,439
Total interest expense	328,506	243,632	652,236	439,905

Net interest (expense) income	(14,747)	66,153	(3,272)	147,259
Provision for (recovery of) loan losses	(45)	5,711	105	11,785
Net interest (expense) income after provision for (recovery of) loan losses	(14,702)	60,442	(3,377)	135,474

NON-INTEREST INCOME:
Realized gain (loss) from derivative instruments	55,868	(1,456)	96,004	(15,183)
Change in fair value of derivative instruments	11,504	(97,679)	62,933	33,639
Gain on sale of loans	16,548	19,094	30,741	31,945
Provision for repurchases	(12,773)	(1,650)	(23,110)	(5,364)
Loss on lower of cost or market writedown	(18,780)	—	(15,283)	—
Other income	9,581	2,307	18,403	7,384
Total non-interest income (loss)	61,948	(79,384)	169,688	52,421

NON-INTEREST EXPENSE:
Personnel expense	16,710	20,810	35,331	39,690
General and administrative and other expense	4,524	6,560	9,600	11,473
Amortization of deferred charge	5,915	6,792	11,011	12,595
Professional services	2,192	2,021	4,509	5,440
Equipment expense	1,809	1,236	3,319	2,383
Occupancy expense	1,244	1,171	2,612	2,315
Data processing expense	744	836	2,110	1,779
Amortization and impairment of mortgage servicing rights	381	736	732	1,026
(Gain) loss on sale of other real estate owned	(621)	20	(976)	(829)
Total non-interest expense	32,898	40,182	68,248	75,872
Net earnings (loss) before income taxes	14,348	(59,124)	98,063	112,023
Income tax benefit	(12,008)	(4,124)	(13,859)	(6,587)
Net earnings (loss)	26,356	(55,000)	111,922	118,610
Cash dividends on cumulative redeemable preferred stock	(3,672)	(3,624)	(7,344)	(7,248)
Net earnings (loss) available to common stockholders	$22,684	$(58,624)	$104,578	$111,362

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS - (continued)
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net earnings (loss)	$26,356	$(55,000)	$111,922	$118,610
Net unrealized (losses) gains on securities :
Unrealized holding (losses) gains arising during year	(991)	177	(1,778)	441
Reclassification of (losses) gains included in net earnings	(55)	—	143	—
Net unrealized (losses) gains	(1,046)	177	(1,635)	441
Comprehensive earnings (loss)	$25,310	$(54,823)	$110,287	$119,051

Net earnings (loss) per share:
Basic	$0.30	$(0.78)	$1.37	$1.48
Diluted	$0.30	$(0.78)	$1.37	$1.46
Dividends declared per common share	$0.25	$0.75	$0.50	$1.50

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months
	Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$111,922	$118,610
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	105	11,785
Amortization of deferred charge, net	11,011	12,595
Amortization of premiums, securitization costs and debt issuance costs	126,952	138,600
Gain on sale of other real estate owned	(976)	(829)
Loss (gain) on sale of loans	(30,741)	(31,945)
Provision for repurchases	23,110	5,364
Lower of cost or market writedown	15,283	—
Change in fair value of derivative instruments	(62,933)	(33,639)
Purchase of mortgages held-for-sale	(4,434,373)	(10,135,266)
Sale and principal reductions on mortgages held-for-sale	5,274,041	9,464,660
Net change in deferred taxes	83	(1,990)
Share based compensation	1,332	—
Depreciation and amortization	3,018	2,205
Amortization and impairment of mortgage servicing rights	732	1,026
Net change in accrued interest receivable	20,571	(11,518)
Net change in restricted cash	37	252,957
Net change in other assets and liabilities	35,120	(15,848)
Net cash provided by (used in) operating activities	1,094,294	(223,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	3,801,928	(2,814,965)
Net change in finance receivables	57,931	88,920
Purchase of premises and equipment	(3,932)	(3,892)
Net change in mortgages held-for-investment	149,507	344,288
Purchase of investment securities available-for-sale	36,781	(28,269)
Net change in mortgage servicing rights	(495)	(711)
Purchase of investments for deferred compensation plan	—	(2,485)
Net principal reductions on investment securities available-for-sale	(30,422)	1,173
Proceeds from the sale of other real estate owned	39,402	25,107
Net cash provided by (used in) investing activities	4,050,700	(2,390,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements	(1,151,590)	204,708
Proceeds from securitized mortgage borrowings	905,779	7,109,346
Repayment of securitized mortgage borrowings	(4,823,835)	(4,796,916)
Issuance of trust preferred	—	76,202
Common stock dividends paid	(34,253)	(56,748)
Preferred stock dividends paid	(7,344)	(7,248)
Proceeds from sale of cumulative redeemable preferred stock	272	—
Proceeds from exercise of stock options	—	5,626
Net cash (used in) provided by financing activities	(5,110,971)	2,534,970

Net change in cash and cash equivalents	34,023	(79,097)
Cash and cash equivalents at beginning of period	146,621	324,351
Cash and cash equivalents at end of period	$180,644	$245,254

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months
	Ended June 30,
	2006	2005
SUPPLEMENTARY INFORMATION:
Interest paid	$517,438	$378,362
Taxes paid	45	17,759

NON-CASH TRANSACTIONS:
Accumulated other comprehensive (loss) gain	$(1,635)	$441
Transfer of mortgages to other real estate owned	72,143	35,478
Dividend declared but unpaid	19,028	56,747

See accompanying notes to consolidated financial statements.

Note A—Summary of Business and Significant Accounting Policies

1. Business Summary and Financial Statement Presentation

Business Summary

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc. (IMH), a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), and Impac Funding Corporation (IFC), together with its wholly-owned subsidiaries Impac Secured Assets Corp. (ISAC) and Impac Commercial Capital Corporation (ICCC).

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

The mortgage operations acquire, originate, sell and securitize primarily Alt-A adjustable rate mortgages (ARMs) and fixed rate mortgages (FRMs) and, to a lesser extent, sub-prime residential mortgages from correspondents, mortgage brokers and retail customers. Correspondents originate and close mortgages under their mortgage programs and then sell the closed loans to the mortgage operations on a flow (loan-by-loan) basis or through bulk sale commitments. Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. This business also earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held-for-sale. The mortgage operations use facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

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

In 2005 and 2006, we completed ISAC REMIC 2005-2 and ISAC REMIC 2006-1 securitizations which were treated as a sale for tax purposes but treated as secured borrowings for generally accepted accounting principles (GAAP) purposes and consolidated in the financial statements. The associated collateral and borrowings have been combined with CMO’s and included in securitized mortgage collateral and borrowings, respectively, for reporting purposes. Hence, reference to “securitized mortgage collateral” or “securitized mortgage borrowings” includes the REMIC 2005-2 and 2006-1 securitized collateral and borrowings, respectively.

In the second quarter of 2006, we completed ISAC REMIC 2006-2 securitization in the amount of $834.0 million which was treated as a sale for both tax and GAAP purposes. Residual interest of approximately $29.8 million, calculated as present value of estimated future cash flows retained as a result of the ISAC REMIC 2006-2 securitization, was recorded in other assets on the balance sheet. As of June 30, 2006, the tax basis value of our residual interests from securitization transactions was $116.4 million. Investments in residual interest and subordinated securities represent higher risk than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities. The risk associated with holding residual interest and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities. The value of residual interests represents the present value of future cash flows expected to be received by us from excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, delinquency, mortgage loan prepayment speeds and credit losses.

In January 2006, we combined our Alt-A wholesale and sub-prime residential mortgage product offerings under one platform. Our sub-prime residential mortgage products previously marketed under Novelle Financial Services, Inc., are now offered by our Alt-A wholesale operations, Impac Lending Group (ILG), a division of IFC.

On January 1, 2006, we elected to convert Impac Commercial Capital Corporation “ICCC” from a qualified REIT subsidiary to a taxable REIT subsidiary. On June 30, 2006, IMH approved the transfer of ICCC to be a wholly-owned subsidiary of IFC effective January 1, 2006.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and our subsidiaries (as defined above) have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three-month and six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with GAAP. The items effected by management’s estimates and assumptions include allowance for loan losses, valuation of derivative financial instruments, repurchase liabilities related to sold loans, the amortization of various loan premiums and discounts due to prepayment estimates, and lower of cost or market “LOCOM”. Actual results could differ from those estimates.

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

2. Stock Options

Effective January 1, 2006, we adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R. As required, the pro forma impact from recognition of the estimated fair value of stock options granted to employees has been disclosed for previous periods.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net earnings before income taxes and net earnings for the six months ended June 30, 2006 are $1.3 million and $931 thousand lower, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”). Basic and diluted earnings per share for the six months ended June 30, 2006 are $0.01 and $0.01 lower, respectively, than if the company had continued to account for share-based compensation under APB 25.

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

The following table illustrates the impact as if the Company had elected to use the fair value approach to account for its employee stock-based compensation plan at June 30, 2005:

	For the Three Months	For the Six Months
	Ended June 30, 2005	Ended June 30, 2005
Net (loss) earnings available to common stockholders	$(58,624)	$111,362
Less: Total stock-based employee compensation expense using the fair value method	(532)	(1,078)
Pro forma net (loss) earnings	$(59,156)	$110,284

Net (loss) earnings per share as reported:
Basic	$(0.78)	$1.48
Diluted	$(0.78)	$1.46

Pro forma net (loss) earnings per share:
Basic	$(0.78)	$1.46
Diluted	$(0.78)	$1.44

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	For the Six Months
	Ended June 30,
	2006	2005
Risk-free interest rate	3.90%-4.26%	2.16%-4.50%
Expected lives (in years)	3	3 - 4
Expected volatility (1)	34.75%	42.26%
Expected dividend yield	10.00%	10.00%
Grant date fair value of share options	$1.79	$3.71

(1)             Expected volatilities are based on the historical volatility of the Company’s stock over the expected option life.

The following table summarizes activity, pricing and other information for the Company’s stock options for the six-month period ended June 30, 2006:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number of	Exercise	Remaining Life	Value (1)
	Shares	Price $	(Years)	(in thousands)
Options outstanding at beginning of year	5,266,544	$14.55
Options granted	—	—
Options exercised	—	—
Options forfeited / cancelled	(426,668)	16.22
Options outstanding at end of period	4,839,876	$14.41	2.49	$5,285.8
Options exercisable at end of period	2,248,851	$11.90	2.52	$5,285.8

(1)             The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.18 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

A summary of the option activity of the Company’s nonvested shares and changes during the six month period ended June 30, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested outstanding at beginning of period	2,872,694	$2.25
Granted	—	—
Vested	—	—
Forfeited	(281,669)	2.24
Nonvested outstanding at end of period	2,591,025	$2.25

As of June 30, 2006, there was approximately $3.2  million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.8 years.

Additional information regarding stock options outstanding as of June 30, 2006, is as follows:

	Stock Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Exercise		Remaining	Average		Average
Price	Number	Contractual	Exercise	Number	Exercise
Range ($)	Outstanding	Life in Years	Price ($)	Exercisable	Price ($)
3.85	22,500	4.59	3.85	22,500	3.85
4.18	652,500	4.74	4.18	652,500	4.18
4.44 - 9.40	110,000	5.11	7.16	110,000	7.16
9.42	11,250	5.74	9.42	11,250	9.42
10.95	398,621	0.08	10.95	398,621	10.95
13.76	1,388,500	3.12	13.76	—	—
14.27	1,058,505	1.08	14.27	627,325	14.27
21.77	40,000	7.98	21.77	40,000	21.77
22.83	653,000	2.08	22.83	218,327	22.83
23.10	505,000	2.09	23.10	168,328	23.10
3.85 - 23.10	4,839,876	2.49	14.41	2,248,851	11.90

3. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and SFAS No. 140 (“SFAS 155”). This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentration of credit risks in the form of subordination are not embedded derivatives, and it also amends SFAS 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement by the Company will not have a significant effect on the financial results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”- an amendment of FASB Statement No. 140 (“SFAS 156”). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations; whenever a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. This statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. This statement at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. The adoption of this statement by the Company is not expected to have a significant effect on the financial results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) which expands on the accounting guidance of FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation by the Company is not expected to have a significant effect on the financial results of operations.

4. Legal Proceedings

The Company’s Form 10-K for the year ended December 31, 2005 reported securities class actions filed against the Company and its senior officers and directors. On May 1, 2006, the U.S. District Court, Central District of California approved the consolidation of the federal securities class actions and appointed lead plaintiff and lead counsel. A consolidated complaint was filed in this action on July 24, 2006. The Company and its officers and directors intend to move to dismiss the consolidated complaint.

The Company’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the period ended March 31, 2006 reported shareholder derivative actions filed against the Company and its senior officers and directors in the U.S. District Court, Central District of California and Orange County Superior Court. On April 20, 2006, the Orange County Superior Court approved the consolidation of the state shareholder derivative actions and appointed lead plaintiff and lead counsel. A consolidated amended complaint was filed in this action on May 12, 2006. The Company and its officers and directors have moved to stay the state shareholder derivative action pending resolution of the federal securities class actions and federal shareholder derivative actions. On June 7, 2006, the U.S. District Court, Central District of California approved the consolidation of the federal shareholder derivative actions and appointed lead plaintiff and lead counsel.

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

Note B—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Numerator for basic earnings per share:
Net earnings (loss)	$26,356	$(55,000)	$111,922	$118,610
Less: Cash dividends on cumulative redeemable preferred stock	(3,672)	(3,624)	(7,344)	(7,248)
Net earnings (loss) available to common stockholders	$22,684	$(58,624)	$104,578	$111,362
Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	76,113	75,387	76,113	75,297
Denominator for diluted earnings per share:
Diluted weighted average number of common shares outstanding during the period	76,113	75,387	76,113	75,297
Net effect of dilutive stock options	307	—	288	938
Diluted weighted average common shares	76,420	75,387	76,401	76,235

Net earnings (loss) per share:
Basic	$0.30	$(0.78)	$1.37	$1.48
Diluted	$0.30	$(0.78)	$1.37	$1.46

For the three and six month periods ended June 30, 2006, stock options to purchase 4.1  million and 4.3  million shares, respectively, were outstanding but not included in the above weighted average calculations because they were anti-dilutive. For the six month period ended June 30, 2005, stock options to purchase 1.4  million shares, were outstanding but not included in the above weighted average calculations because they were anti-dilutive.

Note C—Segment Reporting

The following tables present reporting segments as of and for the six and three month periods ended June 30, 2006 and 2005:

	Reporting Segments as of and for the Six Months
	Ended June 30, 2006
	Long-Term	Warehouse	Mortgage
	Investment	Lending	Operations	Commercial	Inter-
	Operations	Operations	(IFC)	Operations	Company (1)	Consolidated
Balance Sheet Items:
Securitized mortgage collateral and mortgages held-for-investment	$20,623,573	$—	$—	$—	$(106,358)	$20,517,215
Mortgages held-for-sale	—	—	1,076,090	127,133	—	1,203,223
Finance receivables	—	1,388,282	—	—	(1,095,996)	292,286
Total assets	20,974,306	1,484,173	1,123,951	126,699	(961,581)	22,747,548
Total stockholders’ equity	1,034,678	231,058	83,658	240	(131,448)	1,218,186

Income Statement Items:
Net interest (loss) income	$(47,314)	$14,570	$(1,386)	$190	$30,668	$(3,272)
Provision for loan losses	105	—	—	—	—	105
Realized gain from derivatives	95,986	—	4	14	—	96,004
Change in fair value of derivatives	54,866	—	4,254	(217)	4,030	62,933
Other non-interest (loss) income	(782)	1,548	17,878	3,101	(10,994)	10,751
Non-interest expense and income taxes	7,718	3,501	34,581	5,105	3,484	54,389
Net earnings (loss)	$94,933	$12,617	$(13,831)	$(2,017)	$20,220	$111,922

	Reporting Segments as of and for the Three Months
	Ended June 30, 2006
	Long-Term	Warehouse	Mortgage
	Investment	Lending	Operations	Commercial	Inter-
	Operations	Operations	(IFC)	Operations	Company (1)	Consolidated
Income Statement Items:
Net interest (loss) income	$(35,226)	$6,879	$(2,664)	$56	$16,208	$(14,747)
Recovery of loan losses	(45)	—	—	—	—	(45)
Realized gain from derivatives	55,851	—	4	13	—	55,868
Change in fair value of derivatives	7,903	—	629	(1,058)	4,030	11,504
Other non-interest (loss) income	(518)	751	(3,286)	2,064	(4,435)	(5,424)
Non-interest expense and income taxes	3,680	1,627	10,766	2,696	2,121	20,890
Net earnings (loss)	$24,375	$6,003	$(16,083)	$(1,621)	$13,682	$26,356

(1)             Income statement items include inter-company loan sale transactions and the elimination of related gains. Corporate overhead expenses are generally allocated to the segments based on percentage of time devoted to the segment.

	Reporting Segments as of and for the Six Months
	Ended June 30, 2005
	Long-Term	Warehouse	Mortgage
	Investment	Lending	Operations	Inter-
	Operations	Operations	(IFC)	Company (1)	Consolidated
Balance Sheet Items:
Securitized mortgage collateral and mortgages held-for-investment	$24,338,258	$—	$—	$(126,189)	$24,212,069
Mortgages held-for-sale	—	401	1,280,724	-	1,281,125
Finance receivables	—	1,809,901	—	(1,427,001)	382,900
Total assets	24,670,806	1,920,374	1,346,352	(1,438,722)	26,498,810
Total stockholders’ equity	901,594	187,551	24,955	(66,091)	1,048,009

Income Statement Items:
Net interest income	$81,027	$24,980	$6,659	$34,593	$147,259
Provision for loan losses	11,785	—	—	—	11,785
Realized loss from derivatives	(15,183)	—	—	—	(15,183)
Change in fair value of derivatives	38,007	—	(4,368)	—	33,639
Other non-interest income	981	4,257	74,400	(45,673)	33,965
Non-interest expense and income taxes	7,000	3,855	61,268	(2,838)	69,285
Net earnings (loss)	$86,047	$25,382	$15,423	$(8,242)	$118,610

	Reporting Segments as of and for the Three Months
	Ended June 30, 2005
	Long-Term	Warehouse	Mortgage
	Investment	Lending	Operations	Inter-
	Operations	Operations	(IFC)	Company (1)	Consolidated
Income Statement Items:
Net interest income	$28,908	$13,638	$4,685	$18,922	$66,153
Provision for loan losses	5,711	—	—	—	5,711
Realized loss from derivatives	(1,456)	—	—	—	(1,456)
Change in fair value of derivatives	(90,872)	—	(6,807)	—	(97,679)
Other non-interest income (loss)	1,140	2,230	30,880	(14,499)	19,751
Non-interest expense and income taxes	4,307	1,770	29,501	480	36,058
Net (loss) earnings	$(72,298)	$14,098	$(743)	$3,943	$(55,000)

(1)             Income statement items include inter-company loan sale transactions and the elimination of related gains. Corporate overhead expenses are generally allocated to the segments based on percentage of time devoted to the segment.

Note D—Mortgages Held-for-Sale

Mortgages held-for-sale for the periods indicated consisted of the following:

	At June 30,	At December 31,
	2006	2005
Mortgages held-for-sale - residential	$1,078,763	$2,027,194
Mortgages held-for-sale - commercial	126,600	—
Change in fair value of mortgages held-for-sale	(19,749)	(4,465)
Net premiums on mortgages held-for-sale — residential	17,075	29,965
Net premiums on mortgages held-for-sale — commercial	534	—
Total mortgages held-for-sale	$1,203,223	$2,052,694

Gains and losses on repurchases are recorded against the gain on sale of loans in the financial statements. Included in other liabilities as of June 30, 2006 and December 31, 2005, was a liability for mortgage repurchases of $31.1 million and

$10.4 million, respectively. The liability for mortgage repurchases is maintained for the purpose of providing for estimated losses from repurchasing previously sold mortgages for various reasons, including early payment defaults or breach of representations or warranties, which mortgages may be subsequently sold at a loss. In determining the adequacy of the liability for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans and other appropriate information.

During the three and six months ended June 30, 2006, the provision for loan repurchases was $12.8 million and $23.1 million, respectively. During the three and six months ended June 30, 2005, the provision for loan repurchases was $1.7 million and $5.4 million, respectively. For the three month period ended June 30, 2006, there were no sales of repurchased and re-priced mortgages. The loss on sale of repurchased and re-priced mortgages are recorded against gain on sale of loans in the financial statements.

Note E—Securitized Mortgage Collateral

Securitized mortgage collateral consisted of the following:

	At June 30,	At December 31,
	2006	2005
Mortgages secured by single-family residential real estate	$18,879,688	$22,986,632
Mortgages secured by commercial real estate	1,380,851	1,195,541
Net unamortized premiums on mortgages — residential	235,273	301,709
Net unamortized premiums on mortgages — commercial	13,013	10,408
Total securitized mortgage collateral	$20,508,825	$24,494,290

Note F—Allowance for Loan Losses

The allowance for loan loss is comprised of the following:

	At June 30,	At December 31,
	2006	2005
Securitized mortgage collateral and mortgages held-for-investment	$49,250	$55,007
Specific reserve for finance receivables	10,683	10,683
Specific reserve for estimated hurricane losses	8,139	12,824
Total allowance for loan losses	$68,072	$78,514

Activity for allowance for loan losses for the periods indicated was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Beginning balance	$74,258	$66,789	$78,514	$63,955
(Recovery of) provision for loan losses	(45)	5,711	105	11,785
Charge-offs, net of recoveries	(6,141)	(2,674)	(10,547)	(5,914)
Total allowance for loan losses	$68,072	$69,826	$68,072	$69,826

Note G—Other Assets

Other assets for the periods indicated consisted of the following:

	At June 30,	At December 31,
	2006	2005
Real estate owned	$80,068	$46,351
Deferred charge	41,035	47,406
Investment securities available-for-sale	32,213	40,227
Prepaid and other assets	15,735	34,422
Premises and equipment , net	13,246	12,312
Deferred income taxes	12,077	12,160
Cash margin balances	8,585	16,567
Investment in Impac Capital Trusts	2,761	2,884
Investments for deferred compensation plan	—	8,041
Total other assets	$205,720	$220,370

Note H—Securitized Mortgage Borrowings

Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

				Range of Percentages:
					Interest Rate	Interest Rate
	Original	Securitized mortgage borrowings			Margins over	Margins after
	Issuance	outstanding as of		Fixed Interest	One-Month	Adjustment
Year of Issuance	Amount	6/30/2006	12/31/2005	Rates	LIBOR (1)	Date (2)
2002	$3,876.1	$91.5	$219.8	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	1,224.9	1,723.0	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	7,718.3	10,191.9	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	10,201.0	11,902.9	—	0.24 - 2.90	0.48 - 4.35
2006	923.0	888.3	—	6.25	0.10 - 1.40	0.20 - 2.10
Subtotal securitized mortgage borrowings		20,124.0	24,037.6
Accrued interest expense		18.7	18.1
Unamortized securitization costs		(48.0)	(65.3)
Total securitized mortgage borrowings		$20,094.7	$23,990.4

(1)             One-month LIBOR was 5.35% as of June 30, 2006.

(2)             Interest rate margins over one-month LIBOR are generally adjusted when the unpaid principal balance is reduced to less than 10-20% of the original issuance amount.

Note I—Reverse Repurchase Agreements

Reverse repurchase agreements are entered into to finance our warehouse lending operations and to fund the closing and purchase of mortgages by the mortgage and commercial operations. These facilities consist of uncommitted lines, which may be withdrawn at any time by the lender, and committed lines. At June 30, 2006, the Company was in compliance with the financial covenants associated with the reverse repurchase agreements. During the second quarter of 2006, these facilities amounted to $5.2 billion, of which $1.3 billion was outstanding at June 30, 2006.

Note J—Income Taxes

During the three and six months ended June 30, 2006, income tax benefit was $12.0 million and $13.9 million, respectively. During the three and six months ended June 30, 2005, income tax benefit was $4.1 million and $6.6 million, respectively. The increase in income tax benefit was primarily due to net losses at the taxable REIT subsidiaries during the three months ended June 30, 2006. The Company makes an estimate of the effective tax rate expected to be applicable for the fiscal year when providing for income tax expense (benefit).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc. (IMH), a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), and Impac Funding Corporation (IFC), together with its wholly-owned subsidiaries Impac Secured Assets Corp. (ISAC) and Impac Commercial Capital Corporation (ICCC).

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on management expectations. Actual results may differ materially as a result of several factors, including, but not limited to, failure to achieve projected earnings levels; unexpected or greater than anticipated increases in credit and bond spreads; the ability to generate sufficient liquidity; the ability to access the equity markets; increased operating expenses and mortgage origination or purchase expenses that reduce current liquidity position more than anticipated; continued increase in price competition; risks of delays in raising, or the inability to raise on acceptable terms, additional capital, either through equity offerings, lines of credit or otherwise; the ability to generate taxable income and to pay dividends; interest rate fluctuations on our assets that unexpectedly differ from those on our liabilities; unanticipated interest rate fluctuations; changes in expectations of future interest rates; unexpected increase in prepayment rates on our mortgages; changes in assumptions regarding estimated loan losses or an increase in loan losses; continued ability to access the securitization markets or other funding sources, the availability of financing and, if available, the terms of any financing; changes in markets which the Company serves, such as mortgage refinancing activity and housing price appreciation; and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and the other reports we file under the Securities and Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The Mortgage Banking Industry and Discussion of Relevant Fiscal Periods

The mortgage banking industry is continually subject to current events that occur in the financial services industry. Such events include changes in economic indicators, interest rates, price competition, housing prices, geographic shifts, disposable income, market anticipation, customer perception as well as others. The factors that effect the industry change rapidly.

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

In 2005 and 2006, we completed ISAC REMIC 2005-2 and ISAC REMIC 2006-1 securitizations which were treated as a sale for tax purposes but treated as secured borrowings for generally accepted accounting principles (GAAP) purposes and consolidated in the financial statements. The associated collateral and borrowings have been combined with and included in securitized mortgage collateral and borrowings, respectively, for reporting purposes. Reference to “securitized mortgage collateral” or “securitized mortgage borrowings” includes the REMIC 2005-2 and 2006-1 securitized collateral and borrowings, respectively.

In the second quarter of 2006, we completed ISAC REMIC 2006-2 securitization in the amount of $834.0 million which was treated as a sale for both tax and GAAP purposes. Residual interest of approximately $29.8 million calculated as present value of estimated future cash flows, retained as a result of the ISAC REMIC 2006-2 securitization, was recorded in other assets on the balance sheet. As of June 30, 2006, the tax basis value of our residual interests from securitization transactions was $116.4 million. Investments in residual interest and subordinated securities represent higher risk than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities. The risk associated with holding residual interest and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities. The value of residual interests represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, delinquency, mortgage loan prepayment speeds and credit losses.

The mortgage operations acquire, originate, sell and securitize primarily adjustable rate and fixed rate Alt-A mortgages and, to a lesser extent, sub-prime residential mortgages. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. This business also earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held for sale. The mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

The warehouse lending operations provide short-term financing to mortgage loan originators, including our mortgage operations, by funding mortgages from their closing date until sale to pre-approved investors. This business earns fees from warehouse transactions as well as net interest income from the difference between its cost of borrowings and the interest earned on warehouse advances.

The commercial operations originate commercial mortgages that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently adjust to adjustable rate mortgages, or “hybrid ARMs,” with balances that generally range from $500,000 to $5.0 million. Commercial mortgages have interest rate floors, which is the initial start rate, in some circumstances have lockouts and prepayment penalty periods of three-, five-, seven- and ten-years. These mortgages provide greater asset diversification on our balance sheet as commercial mortgage borrowers typically have higher credit scores and typically have lower loan-to-value ratios, or “LTV ratios,” and the mortgages have longer average lives than residential mortgages.

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

Selected Financial Results for the Second Quarter of 2006

•                    Estimated taxable income per diluted share was $0.27 compared to $0.36 for the first quarter of 2006 and $0.54 for the second quarter of 2005;

•                    Cash dividends declared per common share were $0.25 compared to $0.25 for the first quarter of 2006 and $0.75 for the second quarter of 2005;

•                    Total assets were $22.7 billion as of June 30, 2006 compared to $27.7 billion as of December 31, 2005 and $26.5 billion as of June 30, 2005;

•                    Book value per common share was $13.91 as of June 30, 2006 compared to $13.24 as of December 31, 2005 and $11.77 as of June 30, 2005;

•                    The mortgage operations acquired and originated $2.2 billion of primarily Alt-A mortgages compared to $2.1 billion for the first quarter of 2006 and $5.5 billion for the second quarter of 2005;

•                    The commercial mortgage operations originated $277.9 million of commercial mortgages compared to $202.8 million for the first quarter of 2006 and $214.6 million for the second quarter of 2005.

Selected Financial Results for the First Six Months of 2006

•                    Estimated taxable income per diluted share decreased to $0.63 compared to $1.28 for the first six months of 2005;

•                    Cash dividends declared per share decreased to $0.50 compared to $1.50 for the first six months of 2005;

•                    The mortgage operations acquired and originated $4.3 billion of primarily Alt-A mortgages compared to $10.1 billion for the first six months of 2005;

•                    The long-term investment operations, excluding IMCC originations, retained for investment $694.4 million of primarily Alt-A mortgages compared to $6.4 billion for the first six months of 2005; and

•                    The commercial mortgage operations originated $480.7 million of commercial mortgages compared to $379.9 million for the first six months of 2005.

Second Quarter and Year to Date 2006 Taxable Income

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

The following table presents a reconciliation of net earnings (GAAP) to estimated taxable income available to common stockholders for the periods indicated (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30, (1)		Ended June 30, (1)
	2006	2005	2006	2005
Net earnings (loss)	$26,356	$(55,000)	$111,922	$118,610
Adjustments to net earnings: (2)
Loan loss (recovery of) provision (3)	(45)	5,711	105	11,785
REMIC income (4)	4,374	—	9,096	—
Tax deduction for actual loan losses (3)	(6,141)	(2,674)	(10,547)	(5,914)
Change in fair value of derivatives (5)	(7,903)	90,871	(54,866)	(38,008)
Dividends on preferred stock	(3,672)	(3,624)	(7,344)	(7,248)
Net loss (earnings) of taxable REIT subsidiaries (6)	17,704	743	15,848	(15,423)
Dividend from taxable REIT subsidiaries (7)	3,500	9,000	3,500	25,850
Elimination of inter-company loan sales transactions (8)	(13,682)	(3,943)	(20,220)	8,242
Miscellaneous adjustments	119	—	239	—
Estimated taxable income available to common stockholders (9)	$20,610	$41,084	$47,733	$97,894
Estimated taxable income per diluted common share (9)	$0.27	$0.54	$0.63	$1.28
Diluted weighted average common shares outstanding	76,420	75,387	76,401	76,235

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

(3)             To calculate estimated taxable income, actual loan losses are deducted. For the calculation of net earnings, GAAP requires a deduction for estimated losses inherent in our mortgage portfolios in the form of a provision for loan losses, which are not deductible for tax purposes. Therefore, as the estimated losses provided for under GAAP are actually realized, the losses will negatively and may materially impact future taxable income.

(4)             Includes GAAP to Tax Differences related to the ISAC REMIC 2005-2 and ISAC REMIC 2006-1 securitizations, which were treated as secured borrowings for GAAP purposes and sales for tax purposes.

(5)             The mark-to-market change for the valuation of derivatives at IMH is income or expense for GAAP financial reporting but is not included as an addition or deduction for taxable income calculations.

(6)             Represents net earnings of IFC and ICCC, our taxable REIT subsidiaries (TRSs), which may not necessarily equal taxable income. Starting January 1, 2006, the Company elected to convert ICCC from a qualified REIT subsidiary to a TRS. Therefore, the three and six months ended June 30, 2005 does not include any net earnings or losses of ICCC.

(7)             Any dividends paid to IMH by the TRSs in excess of their cumulative undistributed taxable income would be recognized as return of capital by IMH to the extent of IMH’s capital investment in the TRSs. Distributions from the TRSs to IMH may not equal the TRS’s net earnings, however, IMH can only recognize dividend distributions received from the TRSs as taxable income to the extent that the TRS’s distributions are from current or prior period undistributed taxable income. Any distributions by the TRSs in excess of IMH’s capital investment in the TRSs would be taxed as capital gains.

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

Second Quarter 2006 vs. First Quarter 2006

Estimated taxable income decreased by $6.5 million to $20.6 million, or $0.27 per diluted common share, for the second quarter 2006, compared to $27.1 million or $0.36 per diluted common share, for the first quarter 2006. The decrease in estimated taxable income was primarily attributable to a decrease in adjusted net interest margin at the REIT of $9.6 million and an increase in actual loan losses of $1.7 million, partially offset by an increase in income of $1.9 million from REMIC securitizations and a $3.5 million increase in dividend income from the taxable REIT subsidiary, IFC.

The decrease in adjusted net interest margin of $9.6 million was primarily the result of a decrease in interest income of $35.3 million, partially offset by a decrease in interest expense of $12.5 million and an increase in realized gain from derivative instruments of $13.2 million. The decrease in interest income and interest expense was primarily due to a decline in the average balances of the securitized mortgage collateral and the related securitized mortgage borrowings. To a lesser degree the effect of adjusting the amortization of loan premiums and securitization costs based on updated prepayment experience in the 1st quarter resulted in a catch up reduction in amortization of approximately $2.9 million favorable impact on the first quarter of 2006.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data
(dollars in thousands)

	June 30,	December 31,	Increase	%
	2006	2005	(Decrease)	Change
Cash and cash equivalents	$180,644	$146,621	$34,023	23%
Restricted Cash	661	698	(37)	(5)
Securitized mortgage collateral	20,508,825	24,494,290	(3,985,465)	(16)
Mortgages held-for-investment	8,390	160,070	(151,680)	(95)
Finance receivables	292,286	350,217	(57,931)	(17)
Allowance for loan losses	(68,072)	(78,514)	(10,442)	(13)
Mortgages held-for-sale	1,203,223	2,052,694	(849,471)	(41)
Derivatives	312,877	250,368	62,509	25
Accrued interest receivable	102,994	123,565	(20,571)	(17)
Other assets	205,720	220,370	(14,650)	(7)
Total assets	$22,747,548	$27,720,379	$(4,972,831)	(18)%

Securitized mortgage borrowings	$20,094,718	$23,990,430	$(3,895,712)	(16)%
Reverse repurchase agreements	1,278,485	2,430,075	(1,151,590)	(47)
Other liabilities	156,159	132,927	23,232	17
Total liabilities	21,529,362	26,553,432	(5,024,070)	(19)
Total stockholder’s equity	1,218,186	1,166,947	51,239	4
Total liabilities and stockholders’ equity	$22,747,548	$27,720,379	$(4,972,831)	(18)%

Total assets were $22.7 billion as of June 30, 2006 as compared to $27.7 billion as of December 31, 2005. The reduction in total assets of $5.0 billion was mainly attributable to $4.1 billion in whole loan sales, REMIC securitization 2006-2 for $834.0 million, and $4.7 billion in total principal pay downs, which was only partially offset by total year-to-date acquisitions and originations of $4.8 billion.

The following table presents selected information about mortgages held as securitized mortgage collateral as of the dates indicated:

	Residential			Commercial
	As of			As of
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2006	2005	2005	2006	2005	2005
Percent of Alt-A mortgages	99	99	99	N/A	N/A	N/A
Percent of non-hybrid ARMs	12	14	15	2	4	7
Percent of hybrid ARMs	75	75	75	98	96	93
Percent of FRMs	13	11	10	0	0	0
Percent of interest-only	72	71	66	12	11	2
Weighted average coupon	6.28	6.10	5.82	5.82	5.62	5.39
Weighted average margin	3.80	3.79	3.70	2.69	2.69	2.75
Weighted average original LTV	75	76	76	67	67	67
Weighted average original credit score	696	695	695	730	728	726
Percent with active prepayment penalty	75	75	75	100	100	100
Prior 3-month constant prepayment rate	37	38	33	10	9	8
Prior 12-month prepayment rate	38	37	28	9	9	7
Lifetime prepayment rate	27	25	20	6	5	4
Weighted average debt service coverage ratio	N/A	N/A	N/A	1.29	1.22	1.32
Percent of mortgages in California	54	55	59	66	71	79
Percent of purchase transactions	59	60	59	52	52	53
Percent of owner occupied	79	81	82	N/A	N/A	N/A
Percent of first lien	99	99	99	100	100	100

*                    N/A = Not Applicable

The following table presents selected financial data as of the dates indicated (dollars in thousands, except share data):

	As of and Year-to-Date Ended,
	June 30,	December 31,	June 30,
	2006	2005	2005
Book value per share	$13.91	$13.24	$11.77
Return on average assets	0.88%	1.01%	0.92%
Return on average equity	18.63%	24.13%	21.24%
Assets to equity ratio	18.67:1	23.75:1	25.28:1
Debt to equity ratio	17.62:1	22.72:1	24.19:1
Mortgages owned 60+ days delinquent	$861,275	$733,348	$461,360
60+ day delinquency of mortgages owned	4.16%	3.12%	2.01%

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

As of June 30, 2006, the original weighted average credit score of mortgages held as residential and commercial securitized mortgage collateral was 696 and 730, respectively, and the original weighted average LTV ratio was 75% and 67%, respectively. During the second quarter of 2006, the mortgage operations acquired or originated $2.2 billion of residential mortgages with an original weighted average credit score of 686 and an original weighted average LTV ratio of 73%. ICCC also originated $277.9 million of commercial mortgages with a weighted average credit score of 733, a weighted average debt service cover ratio of 1.21 and an original weighted average LTV ratio of 66%.

We monitor our sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide. This includes an effective and aggressive collection effort in order to minimize the number of mortgages becoming seriously delinquent. When resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in maximum financial benefit. We accomplish this by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform ongoing reviews of mortgages that display weaknesses and believe that we maintain an adequate loss allowance on the mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the mortgage is not reinstated within the time period permitted by law for reinstatement, the property may then be sold at a foreclosure sale. At foreclosure sales, we generally acquire title to the property. As of June 30, 2006, our long-term mortgage portfolio included 4.16% of mortgages that were 60 days or more delinquent compared to 3.12% as of December 31, 2005.

The following table summarizes mortgages that we own, including securitized mortgage collateral, mortgages held for long-term investment and mortgages held-for-sale, that were 60 or more days delinquent for the periods indicated (in thousands):

	At June 30,	At December 31,
	2006	2005
60 - 89 days delinquent	$284,199	$300,039
90 or more days delinquent	283,185	221,581
Foreclosures	245,294	161,414
Delinquent bankruptcies	48,597	50,314
Total 60 or more days delinquent	$861,275	$733,348

Non-performing assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and any previously accrued interest will be reversed from revenue. When real estate is acquired in settlement of loans, or other real estate owned, the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion less anticipated selling costs. As of June 30, 2006, non-performing assets as a percentage of total assets was 2.89% compared to 1.73% as of December 31, 2005.

The following table summarizes mortgages that we own, including securitized mortgage collateral, mortgages held for long-term investment and mortgages held-for-sale, that were non-performing for the periods indicated (in thousands):

	At June 30,	At December 31,
	2006	2005
90 or more days delinquent, foreclosures and delinquent bankruptcies	$577,076	$433,309
Other real estate owned	80,068	46,351
Total non-performing assets	$657,144	$479,660

Although the balance of REO has increased since December 31, 2005, the weighted average aging of the REO properties has improved.

Prepayment Risk. The Company uses prepayment penalties as a method of partially mitigating prepayment risk. Mortgage industry evidence suggests that the increase in home appreciation rates and lower payment option mortgage products over the last three years was a significant factor affecting borrowers refinancing decisions through 2005. As a result, mortgage prepayment rates accelerated during 2005 as it appeared that borrowers were willing to pay prepayment penalties in order to cash out or obtain lower monthly payments by refinancing into other mortgage products. More recent behavior in our securitized mortgage collateral reflects some degree of reduced prepayments with the three-month constant prepayment rate (CPR) declining to 37% from 38% as of December 31, 2005.

During the six months ended June 30, 2006, 82% of Alt-A mortgages acquired by the long-term investment operations from the mortgage operations had prepayment penalty features ranging from six-months to five years. As of June 30, 2006, 75% and 100% of mortgages held as residential and commercial securitized mortgage collateral had prepayment penalties, respectively. As of June 30, 2006, the twelve-month CPR of mortgages held as securitized mortgage collateral was 38% as compared to a 28% twelve-month CPR as of June 30, 2005. Prepayment penalties are charged to borrowers for mortgages that are paid early and recorded as interest income on our consolidated financial statements. Interest income from prepayment penalties helps offset amortization of loan premiums and securitization costs. During the first six months of 2006, prepayment penalties received from borrowers were recorded as interest income and increased 10 basis points to 21 basis points of mortgage assets as compared to 11 basis points of mortgage assets in the first six months of 2005.

Liquidity Risk. We employ a leverage strategy to increase assets by financing our long-term mortgage portfolio primarily with securitized mortgage borrowings, reverse repurchase agreements and capital, then using cash proceeds to acquire additional mortgage assets. We retain ARMs and FRMs that are acquired and originated from the mortgage and commercial operations and finance the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements. After accumulating a pool of mortgages we sell the mortgages in the form of securitized mortgage collateral, whole loan sales, or REMIC’s. Our strategy is to sell or securitize our mortgages within 90 days in order to reduce the accumulation period that mortgages are outstanding on short-term reverse repurchase facilities, which reduces our exposure to margin calls and reduces spread risk on these facilities. Securitized mortgage borrowings are classes of bonds that are sold to investors of mortgage-backed securities and as such are not subject to margin calls. In addition, the securitized mortgage borrowings generally require a smaller initial cash investment as a percentage of mortgages financed than does interim reverse repurchase financing. We continually monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to “Liquidity and Capital Resources.”

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Results of Operations

For the Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2005

Condensed Statements of Operations Data
(dollars in thousands, except share data)

	For the Three Months Ended June 30,
			Increase	%
	2006	2005	(Decrease)	Change
Interest income	$313,759	$309,785	$3,974	1%
Interest expense	328,506	243,632	84,874	35
Net interest income	(14,747)	66,153	(80,900)	(122)
(Recovery of) provision for loan losses	(45)	5,711	(5,756)	(101)
Net interest income after provision for loan losses	(14,702)	60,442	(75,144)	(124)
Total non-interest income	61,948	(79,384)	141,332	178
Total non-interest expense	32,898	40,182	(7,284)	(18)
Income tax benefit	(12,008)	(4,124)	7,884	191
Net earnings (loss)	$26,356	$(55,000)	$65,588	119%

Net earnings (loss) per share - diluted	$0.30	$(0.78)	$1.08	138%
Dividends declared per common share	$0.25	$0.75	$(0.50)	(67)%

For the Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005

Condensed Statements of Operations Data
(dollars in thousands, except share data)

	For the Six Months Ended June 30,
			Increase	%
	2006	2005	(Decrease)	Change
Interest income	$648,964	$587,164	$61,800	11%
Interest expense	652,236	439,905	212,331	48
Net interest (expense) income	(3,272)	147,259	(150,531)	(102)
Provision for loan losses	105	11,785	(11,680)	(99)
Net interest (expense) income after provision for loan losses	(3,377)	135,474	(138,851)	(102)
Total non-interest income	169,688	52,421	117,267	224
Total non-interest expense	68,248	75,872	(7,624)	(10)
Income tax benefit	(13,859)	(6,587)	7,272	110
Net earnings	$111,922	$118,610	$(21,232)	(18)%

Net earnings per share — diluted	$1.37	$1.46	$(0.09)	(6)%
Dividends declared per common share	$0.50	$1.50	$(1.00)	(67)%

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

The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,
	2006			2005
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$17,597	$457	10.39%	$25,245	$320	5.07%
Securitized mortgage collateral (1)	21,956,653	282,948	5.15%	23,440,857	264,359	4.51%
Mortgages held-for-investment and held-for-sale	1,493,017	22,826	6.12%	2,397,955	38,907	6.49%
Finance receivables	270,151	5,032	7.45%	341,905	4,753	5.56%
Total mortgage assets\ interest income	$23,737,418	$311,263	5.25%	$26,205,962	$308,339	4.71%

BORROWINGS
Securitized mortgage borrowings	$21,506,608	$302,744	5.63%	$23,024,518	$216,255	3.76%
Reverse repurchase agreements	1,590,151	23,456	5.90%	2,541,772	25,982	4.09%
Total borrowings on mortgage assets\ interest expense	$23,096,759	$326,200	5.65%	$25,566,290	$242,237	3.79%

Net Interest Spread (2)			(0.40)			0.92%
Net Interest Margin (3)			(0.25)			1.01%

Net Interest (expense) Income on Mortgage Assets		$(14,937)	(0.25)		$66,102	1.01%
Less: Accretion of loan discounts (4)		(18,153)	(0.31)		(20,553)	(0.31)
Adjusted by net cash receipts (payments) on derivatives (5)		55,868	0.94		(1,456)	(0.02)
Adjusted Net Interest Margin (6)		$22,778	0.38%		$44,093	0.67%

Effect of amortization of loan premiums and securitization costs (7)		$63,978	(1.08)		$73,536	(1.12)

	For the Six Months Ended June 30,
	2006			2005
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$28,816	$1,177	8.17%	$25,219	$652	5.17%
Securitized mortgage collateral (1)	22,727,668	580,457	5.11%	22,745,368	508,734	4.47%
Mortgages held-for-investment and held-for-sale	1,634,161	53,198	6.51%	2,042,039	65,135	6.38%
Finance receivables	290,315	9,807	6.76%	363,242	9,839	5.42%
Total mortgage assets\ interest income	$24,680,960	$644,639	5.22%	$25,175,868	$584,360	4.64%

BORROWINGS
Securitized mortgage borrowings	$22,257,080	$598,219	5.38%	$22,387,127	$395,722	3.54%
Reverse repurchase agreements	1,754,160	49,329	5.62%	2,209,170	42,744	3.87%
Total borrowings on mortgage assets\ interest expense	$24,011,240	$647,548	5.39%	$24,596,297	$438,466	3.57%

Net Interest Spread (2)			(0.17)			1.07%
Net Interest Margin (3)			(0.02)			1.16%

Net Interest (expense) Income on Mortgage Assets		$(2,909)	(0.02)		$145,894	1.16%
Less: Accretion of loan discounts (4)		(34,073)	(0.28)		(37,585)	(0.30)
Adjusted by net cash receipts (payments) on derivatives (5)		96,004	0.78		(15,183)	(0.12)
Adjusted Net Interest Margin (6)		$59,022	0.48%		$93,126	0.74%

Effect of amortization of loan premiums and securitization costs (7)		$126,477	(1.02)		$138,599	(1.10)

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

Second Quarter 2006 vs. Second Quarter 2005

Net interest income for the second quarter of 2006 decreased to a net expense of $14.7 million as compared to net interest income of $66.2 million for 2005. The quarter-over-quarter decrease in net interest income of $80.9 million was primarily due to net interest margins on mortgage assets declining by 126 basis points to (0.25)% for 2006 as compared to 1.01% for 2005. Net interest margin on mortgage assets declined as one-month LIBOR, which is the interest rate index used to price borrowing costs on securitized mortgage and reverse repurchase borrowings, rose approximately 200 basis points since the second quarter of 2005 while mortgage assets over the same period did not re-price upward as quickly. This resulted in an increase in interest expense of 35% to $328.5 million during the quarter ended June 30, 2006 as compared to $243.6 million during the quarter ended June 30, 2005. Adjusted net interest margins on mortgage assets, as defined in the yield table above, declined by 29 basis points to 0.38% during the second quarter of 2006 as compared to 0.67% during the second quarter of 2005. The decrease in adjusted net interest margins on mortgage assets was primarily due to a negative variance of 186 basis points in borrowing costs partially offset by a favorable variance of 96 basis points on realized gains from derivative assets and a favorable variance of 54 basis points on mortgage assets as coupons adjust.

Since the second quarter of 2005, the Federal Reserve raised short-term interest rates, which effected movements in one-month LIBOR, approximately 200 basis points. This caused borrowing costs on adjustable rate securitized mortgage borrowings, which are tied to one-month LIBOR to re-price monthly without limitation, to rise at a faster pace than coupons on LIBOR ARMs securing securitized mortgage borrowings, which generally re-price every six months with limitation. LIBOR ARMs held in our long-term investment portfolio are subject to the following interest rate risks:

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

Along with an increase in short-term interest rates, our expectation, based on past experience, was that we would see a corresponding decline in mortgage prepayment speeds. However, mortgage prepayment speeds continued at heightened levels during 2005. There is mortgage industry evidence that documents a substantial increase in home appreciation rates over the last three years which has been a significant factor affecting prepayment patterns of residential borrowers. Borrowers appear willing to use home equity to pay loan prepayment penalties in order to obtain lower monthly payments by refinancing into other mortgage products, such as interest-only and other alternative mortgage products. More recent behavior in our securitized mortgage collateral reflects some degree of reduced prepayments with the three-month CPR rate declining to 35% as of June 30, 2006 from 38% as of December 31, 2005.

Amortization of loan premiums and securitization expenses decreased by 4 basis points to 1.08% of average mortgage assets during the second quarter of 2006 as compared to 1.12% of average mortgage assets during the same period in 2005. A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments. However, if borrowers do prepay on mortgages, a prepayment penalty is charged which helps partially offset additional amortization of loan premiums and securitization costs related to the prepaid mortgages. During the second quarter of 2006, prepayment penalties received from borrowers was recorded as interest income and increased 10 basis points to 23 basis points of mortgage assets as compared to 13 basis points of mortgage assets in the second quarter of 2005.

Additionally, the net interest margin continues to be impacted by the difficult competitive environment facing mortgage portfolio lenders. As a result, net interest margins continue to tighten on newly originated loans. Furthermore, a rise in short-term rates and a decline in long term rates has resulted in a flattening or inversion of the yield curve, adding pressure to mortgage lending profitability.

During the second quarter of 2006, adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, decreased by 29 basis points as compared to a decline of 126 basis points on net interest margin on mortgage assets. Adjusted net interest margin on mortgage assets did not decline as much as net interest margin on mortgage assets primarily due to a 96 basis point increase in realized gain (loss) from derivative instruments relative to total average mortgage assets. Realized gains from derivative instruments partially offset the decline in adjusted net interest margins on mortgage assets which was caused by the factors described above.

Adjusted net interest margins were also affected by the following during the second quarter of 2006:

•                    our interest rate risk management policies generally include the employment of balance guarantees that limit our derivatives to no more than 100% coverage of the principal amount outstanding on certain securitized mortgage borrowings at any given time; and

•                    actual mortgage prepayments and the corresponding repayment of securitized mortgage borrowings exceeded the pre-determined amortization schedule of the notional amount of derivative instruments.

Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates primarily associated with cash flows on adjustable rate securitized mortgage borrowings. However, as a result of the combination of the factors listed above, the interest rate spread differential between ARMs and adjustable rate securitized mortgage borrowings compressed, which decreased net interest margins on mortgage assets. By design, our current interest rate risk management program provides 20% to 25% coverage of the outstanding principal balance of our six month LIBOR ARMs and 85% to 98% coverage of the outstanding principal balance of intermediate, or hybrid, ARMs at the point in time that we securitize the mortgages.

First Half 2006 vs. First Half 2005

Net interest income for the first six months of 2006 decreased to a net expense of $3.3 million as compared to net interest income of $147.2 million for 2005. The decrease in net interest income of $150.5 million was primarily due to net interest margins on mortgage assets declining by 118 basis points to (0.02)% for 2006 as compared to 1.16% for 2005. Net interest margin on mortgage assets declined as one-month LIBOR, which is the interest rate index used to price borrowing costs on securitized mortgage and reverse repurchase borrowings, rose approximately 200 basis points since the second quarter of 2005 while mortgage assets over the same period did not re-price upward as quickly. This resulted in an increase in interest expense of 48% to $652.2 million as of June 30, 2006 as compared to $439.9 million as of June 30, 2005. Adjusted net interest margins on mortgage assets, as defined in the yield table above, declined by 26 basis points to 0.48% during the first half of 2006 as compared to 0.74% during the first half of 2005. The decrease in adjusted net interest margins on mortgage assets was primarily due to a negative variance of 182 basis points in borrowing costs partially offset by a favorable variance of 90 basis points on realized gains from derivative assets and a favorable variance of 58 basis points on mortgage assets as coupons adjust.

Since the second quarter of 2005, the Federal Reserve raised short-term interest rates, which effected movements in one-month LIBOR, approximately 200 basis points. This caused borrowing costs on adjustable rate securitized mortgage borrowings, which are tied to one-month LIBOR and re-price monthly without limitation, to rise at a faster pace than coupons on LIBOR ARMs securing securitized mortgage borrowings, which generally re-price every six months with limitation. LIBOR ARMs held in our long-term investment portfolio are subject to the following interest rate risks:

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

Along with an increase in short-term interest rates, our expectation, based on past experience, was that we would see a corresponding decline in mortgage prepayment speeds. However, mortgage prepayment speeds continued at heightened levels during 2005. There is mortgage industry evidence that documents a substantial increase in home appreciation rates over the last three years which has been a significant factor affecting prepayment patterns of residential borrowers. Borrowers appear willing to use home equity to pay loan prepayment penalties in order to obtain lower monthly payments by refinancing into other mortgage products, such as interest-only and other alternative mortgage products. More recent behavior in our securitized mortgage collateral reflects some degree of reduced prepayments with the three-month CPR rate declining to 35% as of June 30, 2006 from 38% as of December 31, 2005.

Amortization of loan premiums and securitization expenses decreased by 8 basis points to 1.02% of average mortgage assets during the first half of 2006 as compared to 1.10% of average mortgage assets during the same period in 2005. A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments. However, if borrowers do prepay on mortgages, a prepayment penalty is charged which helps partially offset additional amortization of loan premiums and securitization costs related to the prepaid mortgages. During the first six months of 2006, prepayment penalties received from borrowers was recorded as interest income and increased 10 basis points to 21 basis points of mortgage assets as compared to 11 basis points of mortgage assets in the first six months of 2005.

Additionally, the net interest margin continues to be impacted by the difficult competitive environment facing mortgage portfolio lenders. As a result, net interest margins continue to tighten on newly originated loans. Furthermore, a rise in short-term rates and a decline in long term rates has resulted in a flattening or inversion of the yield curve, adding pressure to mortgage lending profitability.

During the first half of 2006, adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, decreased by 26 basis points as compared to a decline of 118 basis points on net interest margin on mortgage assets. Adjusted net interest margin on mortgage assets did not decline as much as net interest margin on mortgage assets primarily due to a 90 basis point increase in realized gain (loss) from derivative instruments relative to total average mortgage assets. Realized gains from derivative instruments partially offset the decline in adjusted net interest margins on mortgage assets which was caused by the factors described above.

Adjusted net interest margins were also affected by the following during the second half of 2006:

•                    our interest rate risk management policies generally include the employment of balance guarantees that limit our derivatives to no more than 100% coverage of the principal amount outstanding on certain securitized mortgage borrowings at any given time; and

•                    actual mortgage prepayments and the corresponding repayment of securitized mortgage borrowings exceeded the pre-determined amortization schedule of the notional amount of derivative instruments.

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

The allowance for loan losses of $68.1 million at June 30, 2006 was comprised of specific reserves for estimated hurricane losses of $8.1 million, for finance receivables of $10.7 million and a loan portfolio reserve of $49.3 million. There was no change in the specific reserve for finance receivables during the six month period ended June 30, 2006 due to no change in status of the underlying loans. During the six month period ended June 30, 2006, specific reserves on hurricane losses decreased by $4.7 million while the loan portfolio reserve decreased by $5.8 million. The decrease in the specific reserve for estimated hurricane losses was due to updated property inspection report information and pay off of loans. The decrease in the loan portfolio reserve was due to a decrease in the portfolio of securitized mortgage collateral and mortgages held for investment. The ratio of loan portfolio reserve to annualized loan losses was 2.33 at June 30, 2006. The Company believes the total allowance for loan losses is adequate to absorb losses inherent in the portfolio at June 30, 2006.

For further information on delinquencies in our long-term investment portfolio and non-performing assets refer to “Financial Condition—Credit Risk.”

Non-Interest Income

Changes in Non-Interest Income
(dollars in thousands)

	For the Three Months Ended June 30,
			Increase	%
	2006	2005	(Decrease)	Change
Realized gain (loss) from derivative instruments	$55,868	$(1,456)	$57,324	3937%
Change in fair value of derivative instruments	11,504	(97,679)	109,183	112
Gain on sale of loans	16,548	19,094	(2,546)	(13)
Provision for repurchases	(12,773)	(1,650)	11,123	674
Loss on lower of cost or market writedown	(18,780)	—	18,780	—
Other income	9,581	2,307	7,274	315
Total non-interest income	$61,948	$(79,384)	$141,332	178%

Realized Gain (Loss) from Derivative Instruments. Realized gain (loss) from derivative instruments increased to $55.9 million during the second quarter of 2006 as compared to $(1.5) million during the second quarter of 2005, or 94 basis points of total average mortgage assets during the second quarter of 2006 as compared to (2) basis points of total average mortgage assets during the second quarter of 2005. The increase in realized gain (loss) from derivative instruments is due to the approximately 200 basis point increase in one-month LIBOR from the end of the second quarter 2005, which has caused the floating rate payment received on swaps to increase above the fixed payment made. Realized gain (loss) from derivative instruments are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income.

Change in Fair Value of Derivative Instruments. The change in fair value of derivative instruments increased to $11.5 million during the second quarter of 2006 as compared to $(97.7) million during the second quarter of 2005. The amount of market valuation adjustment is the result of changes in the expectation of future interest rates. We primarily enter into derivative contracts to offset changes in cash flows associated with securitized mortgage borrowings. In our consolidated financial statements, we record a market valuation adjustment for these derivatives, as well as other derivatives used by the mortgage operations to hedge our loan pipeline and mortgage loans held for sale, as current period expense or revenue. The change in fair value of derivatives at IMH is excluded for purposes of calculating taxable income as shown in the reconciliation table of net earnings to estimated taxable income in the “Taxable Income” table.

Gain on Sale of Loans. The quarter-over-quarter decrease in gain on sale of loans was primarily due to a 9% decrease in loan sales volume to $2.1 billion, or 79 basis points per loan for the second quarter of 2006 as compared to $2.3 billion, or 83 basis points per loan for the second quarter of 2005. Additionally, we use derivatives to protect the market value of mortgages when we have established a rate-lock commitment on a particular mortgage prior to its close and eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of that mortgage. During the second quarter of 2006, the value of these derivatives resulted in a gain of $3.0 million as compared to a loss of $8.2 million during the second quarter of 2005.

Provision for Repurchases. The provision for repurchases increased to $12.8 million during the second quarter 2006 as compared to $1.7 million for the second quarter of 2005. The increase in provision for repurchases was primarily due to an increase in whole loan sales of mortgages the Company acquired in the third and fourth quarters of 2005, which were sold in the fourth quarter of 2005 and the first quarter of 2006, and included timing differences in the recourse terms compared to those the Company provides to its investors. Many of these loans suffered early payment default and exhibited poor paying habits. The Company believes that it has taken the necessary steps to reduce its exposure to similar events in the future. As such, the Company established a provision for estimated losses related to these loans.

Loss on Lower of Cost or Market Writedown. The loss on lower of cost or market writedown was primarily due to the writedown on loans repurchased in the second quarter related to loans sold on a whole loan basis rather than securitized. Generally the representations and warranties on whole loan sales are more extensive than on a securitization. The company repurchased approximately $100 million in loans for reasons that primarily included early payment default or exhibited poor pay habits. As a result, approximately 13% of loans held-for-sale at June 30, 2006, were delinquent with an estimated fair value of 81%, resulting in the significant loss on lower of cost or market.

Changes in Non-Interest Income
(dollars in thousands)

	For the Six Months Ended June 30,
			Increase	%
	2006	2005	(Decrease)	Change
Realized gain (loss) from derivative instruments	$96,004	$(15,183)	$111,187	732%
Change in fair value of derivative instruments	62,933	33,639	29,294	87
Gain on sale of loans	30,741	31,945	(1,204)	(4)
Provision for repurchases	(23,110)	(5,364)	17,746	331
Loss on lower of cost or market writedown	(15,283)	—	15,283	—
Other income	18,403	7,384	11,019	149
Total non-interest income	$169,688	$52,421	$117,267	224%

Realized Gain (Loss) from Derivative Instruments. Realized gain (loss) from derivative instruments increased to $96.0 million during the first six months of 2006 as compared to $(15.2) million during the first six months of 2005, or 78 basis points of total average mortgage assets during the first six months of 2006 as compared to (12) basis points of total average mortgage assets during the first six months of 2005. The increase in realized gain (loss) from derivative instruments is due to an approximately 200 basis point increase in one-month LIBOR from the end of the second quarter of 2005, which has caused the floating rate payment received on swaps to increase above the fixed payment made. Realized gain (loss) from derivative instruments is recorded as current period expense or revenue on our consolidated financial statements and is included in the calculation of taxable income.

Change in Fair Value of Derivative Instruments. The change in fair value of derivative instruments increased to $62.9 million during the first six months of 2006 as compared to $33.6 million during the first six months of 2005. The amount of market valuation adjustment is the result of changes in the expectation of future interest rates. We primarily enter into derivative contracts to offset changes in cash flows associated with securitized mortgage borrowings. In our consolidated financial statements, we record a market valuation adjustment for these derivatives, as well as other derivatives used by the mortgage operations to hedge our loan pipeline and mortgage loans held for sale, as current period expense or revenue. The change in fair value of derivatives at IMH is excluded for purposes of calculating taxable income as shown in the reconciliation table of net earnings to estimated taxable income in the “Taxable Income” table.

Gain on Sale of Loans. The decrease in gain on sale of loans for the six months ended June 30, 2006 was primarily due to a decrease in the associated net gains related to the subsequent sale of whole loans. During the first six months of 2006, net gains on whole loans decreased to 62 basis points per loan as compared to 103 basis points for the same period in 2005. Additionally, we use derivatives to protect the market value of mortgages when we have established an interest rate-lock commitment on a particular mortgage prior to its close and eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of that mortgage. During the six months ended June 30, 2006, the value of these derivatives resulted in a loss of $83 thousand as compared to a loss of $2.9 million during the same period in 2005.

Provision for Repurchases. Provision for repurchases increased to $23.1 million during the six months ended June 30, 2006 as compared to $5.4 million for the six months ended June 30, 2005. The increase in provision for repurchases was primarily due to an increase in whole loan sales of mortgages the Company acquired in the third and fourth quarters of 2005, which were sold in the fourth quarter of 2005 and the first quarter of 2006, and included timing differences in the recourse terms compared to those the Company provides to its investors. Many of these loans suffered early payment default and exhibited poor paying habits. The Company believes that it has taken the necessary steps to reduce its exposure to similar events in the future. As such, the Company established a provision for estimated losses related to these loans.

Loss on Lower of Cost or Market Writedown. The loss on lower of cost or market writedown was primarily due to the writedown on loans repurchased in the second quarter related to loans sold on a whole loan basis rather than securitized. Generally the representations and warranties on whole loan sales are more extensive than on a securitization. The company repurchased approximately $100 million in loans for reasons that primarily included early payment default or exhibited poor pay habits. As a result, approximately 13% of loans held-for-sale at June 30, 2006, were delinquent with an estimated fair value of 81%, resulting in the significant loss on lower of cost or market.

Non-Interest Expense

Changes in Non-Interest Expense
(dollars in thousands)

	For the Three Months Ended June 30,
			Increase	%
	2006	2005	(Decrease)	Change
Personnel expense	$16,710	$20,810	$(4,100)	(20)%
General and administrative and other expense	4,524	6,560	(2,036)	(31)
Professional services	2,192	2,021	171	8
Equipment expense	1,809	1,236	573	46
Occupancy expense	1,244	1,171	73	6
Data processing expense	744	836	(92)	(11)
Total operating expense (1)	27,223	32,634	(5,411)	(17)
Amortization of deferred charge	5,915	6,792	(877)	(13)
Amortization and impairment of mortgage servicing rights	381	736	(355)	(48)
(Gain) loss on sale of other real estate owned	(621)	20	(641)	3,205
Total non-operating expense (2)	5,675	7,548	(1,873)	(25)
Total non-interest expense	$32,898	$40,182	$(7,284)	(18)%

Changes in Non-Interest Expense
(dollars in thousands)

	For the Six Months Ended June 30,
			Increase	%
	2006	2005	(Decrease)	Change
Personnel expense	$35,331	$39,690	$(4,359)	(11)%
General and administrative and other expense	9,600	11,473	(1,873)	(16)
Professional services	4,509	5,440	(931)	(17)
Equipment expense	3,319	2,383	936	39
Occupancy expense	2,612	2,315	297	13
Data processing expense	2,110	1,779	331	19
Total operating expense (1)	57,481	63,080	(5,599)	(9)
Amortization of deferred charge	11,011	12,595	(1,584)	(13)
Amortization and impairment of mortgage servicing rights	732	1,026	(294)	(29)
(Gain) loss on sale of other real estate owned	(976)	(829)	(147)	(18)
Total non-operating expense (2)	10,767	12,792	(2,025)	(16)
Total non-interest expense	$68,248	$75,872	$(7,624)	(10)%

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

Operating Expense. The decrease in operating expense was primarily due to the following:

•                    decrease in personnel expenses; and

•                    decrease in general and administrative and other expense.

2006 to 2005 Quarterly Comparative

Total operating expenses decreased 17% on a quarter-over-quarter basis as personnel expense decreased 20% to $16.7 million during the second quarter of 2006 as compared to $20.8 million for the same period in 2005. The quarter over quarter decrease is mainly attributable to a 71% decrease in bonus and incentives to $2.0 million for the second quarter of 2006 as compared to $6.8 million for the second quarter of 2005. General and administrative and other expense decreased 31% on a quarter-over-quarter basis as business promotion decreased 58% to $1.1 million as compared to $2.6 million for the second quarter of 2005.

2006 to 2005 Six Month Comparative

Total operating expenses decreased 9% for the six months ended June 30, 2006 as personnel expense decreased 11% to $35.3 million during the second quarter of 2006 as compared to $39.7 million for the same period in 2005. The decrease is mainly attributable to a 57% decrease in bonus and incentives to $5.0 million for the six months ended June 30, 2006 as compared to $11.7 million for the same period in 2005. General and administrative and other expense decreased 16% for the six months ended June 30, 2006 as business promotion decreased 48% to $2.2 million as compared to $4.2 million for the same period in 2005.

The following table summarizes the principal balance of mortgage acquisitions and originations for the periods indicated (in thousands):

	For the Three Months Ended June 30,
	2006		2005
	Principal		Principal
	Balance	%	Balance	%
By Production Channel:
Correspondent acquisitions:
Flow	$1,519,107	61	$1,912,770	34
Bulk	60,079	3	2,911,775	51
Total correspondent acquisitions	1,579,186	64	4,824,545	85
Wholesale and retail originations	622,815	25	638,961	11
Total mortgage operations acquisitions	2,202,001	89	5,463,506	96
Commercial Mortgage Operations	277,905	11	214,597	4
Total acquisitions and originations	$2,479,906	100	$5,678,103	100

2006 to 2005 Quarterly Comparative

As a result of the Company’s pricing strategies and a more competitive market, total residential acquisitions and originations for the second quarter of 2006 decreased to $2.2 billion as compared to $5.5 billion for the same period in 2005. Pricing strategies and an increasingly competitive market is the primary driver behind the reduction in bulk acquisitions, which decreased to 3% of our total correspondent acquisitions during the second quarter of 2006 as compared to 51% for the same period in 2005. Commercial originations have increased to $277.9 million for the second quarter of 2006 as compared to $214.6 million for the same period in 2005. The increase is primarily due to the expansion of our commercial operations in the West Coast and Mid-west regions.

	For the Six Months Ended June 30,
	2006		2005
	Principal		Principal
	Balance	%	Balance	%
By Production Channel:
Correspondent acquisitions:
Flow	$2,942,015	61	$4,290,170	41
Bulk	191,757	4	4,588,709	44
Total correspondent acquisitions	3,133,772	65	8,878,879	85
Wholesale and retail originations	1,172,364	25	1,248,744	12
Total mortgage operations acquisitions	4,306,136	90	10,127,623	97
Commercial Mortgage Operations	480,685	10	379,901	3
Total acquisitions and originations	$4,786,821	100	$10,507,524	100

2006 to 2005 Six Month Comparative

Acquisitions and originations decreased to $4.8 billion for the first six months of 2006 as compared to $10.5 for the same period in 2005. The reduction in acquisitions and originations at the mortgage operations is primarily due to a 96% decrease in bulk acquisitions to $191.8 million for the first six months of 2006 as compared to $4.6 billion for the same period in 2005. Pricing strategies and an increasingly competitive market is the primary driver behind the reduction in bulk acquisitions. Commercial originations have increased 27% to $480.7 million for the first six months of 2006 as compared to $379.9 million for the same period in 2005 as the Company has hired additional sales personnel to manage and support the growth of the commercial operations into other regions of the United States.

Results of Operations by Business Segment

Long-Term Investment Operations

Condensed Statements of Operations Data
(dollars in thousands)

	For the Three Months Ended June 30,
			Increase	%
	2006	2005	(Decrease)	Change
Net interest (expense) income	$(35,226)	$28,908	$(64,134)	(222)%
(Recovery of) provision for loan losses	(45)	5,711	(5,756)	(101)
Net interest expense income after provision for loan losses	(35,181)	23,197	(58,378)	(252)

Realized gain (loss) from derivative instruments	55,851	(1,456)	57,307	3,936
Change in fair value of derivative instruments	7,903	(90,872)	98,775	109
Other non-interest (expense) income	(518)	1,140	(1,658)	(145)
Total non-interest income (loss)	63,236	(91,188)	154,424	169

Non-interest expense	3,680	4,307	(627)	(15)
Net earnings (loss)	$24,375	$(72,298)	$96,673	134%

The quarter-over-quarter increase in net earnings was primarily due to the change in fair value on derivative instruments which increased to $7.9 million for the second quarter of 2006 as compared to a net expense of $90.9 million for the second quarter of 2005. The market valuation adjustment is the result of changes in the expectation of future interest rates. Additionally, net interest income declined to a net expense of $35.2 million compared to net interest income of $28.9 million, primarily due to an increase in borrowing costs, which were substantially offset by realized gain (loss) from derivative instruments, which increased to $55.9 million for the second quarter of 2006 compared to $(1.5) million for the second quarter of 2005. Together, net interest income and realized gain (loss) from derivative instruments declined 25% to $20.6 million for the three months ended June 30, 2006 compared to $27.5 million for the three months ended June 30, 2005. This decline is primarily attributable to the aforementioned net interest margin compression.

Condensed Statements of Operations Data
(dollars in thousands)

	For the Six Months Ended June 30,
			Increase	%
	2006	2005	(Decrease)	Change
Net interest (expense) income	$(47,314)	$81,027	$(128,341)	(158)%
Provision for loan losses	105	11,785	(11,680)	(99)
Net interest income after provision for loan losses	(47,419)	69,242	(116,661)	(168)

Realized gain (loss) from derivative instruments	95,986	(15,183)	111,169	732
Change in fair value of derivative instruments	54,866	38,007	16,859	44
Other non-interest (expense) income	(782)	981	(1,763)	(180)
Total non-interest income	150,070	23,805	126,265	530

Non-interest expense	7,718	7,000	718	10
Net earnings	$94,933	$86,047	$8,886	10%

Net interest income declined to a net expense of $47.3 million compared to net interest income of $81.0 million, primarily due to an increase in borrowing costs, which were substantially offset by realized gain (loss) from derivative instruments which increased to $96.0 million for the first six months of 2006 compared to $(15.2) million for the same period in 2005. Together, net interest income and realized gain (loss) from derivative instruments declined 26% to $48.7 million for the six months ended June 30, 2006 compared to $65.8 million for the six months ended June 30, 2005. This decline is primarily attributable to the aforementioned net interest margin compression. Additionally, the change in fair value on derivative instruments increased to $54.9 million for the first six months of 2006 as compared to $38.0 million for the same period in 2005. The market valuation adjustment is the result of changes in the expectation of future interest rates.

Mortgage Operations

Condensed Statements of Operations Data
(dollars in thousands)

	For the Three Months Ended June 30,
			Increase	%
	2006	2005	(Decrease)	Change
Net interest (loss) income	$(2,664)	$4,685	$(7,349)	(157)%
Gain on sale of loans	19,109	31,515	(12,406)	(39)
Provision for repurchases	(12,773)	(1,650)	(11,123)	(674)
Loss on lower of cost or market writedown	(18,780)	—	(18,780)	—
Other income (loss)	9,791	(5,792)	15,583	269
Non-interest expense and income taxes	10,766	29,501	(18,735)	(64)
Net earnings	$(16,083)	$(743)	$(15,340)	(2065)%

Gain on Sale of Loans. Gain (loss) on sale of loans decreased $12.4 million to $19.1 million for the second quarter of 2006 as compared to $31.5 million for the same period in 2005. The decrease in gain on sale of loans is primarily attributable to a 9% decrease in loan sales volume to $2.1 billion for the second quarter of 2006 as compared to $2.3 billion for the same period in 2005. Additionally, the long-term investment operations did not retain any loans for investment purposes during the second quarter of 2006 as compared to $3.1 billion for the same period in 2005. However, the long-term investment operations retained the residual interest in the ISAC REMIC 2006-2 securitization of approximately $29.8 million. The mortgage operations use derivatives to protect the market value of mortgages when it establishes a rate-lock commitment on a particular mortgage prior to its close and sale or securitization. During the second quarter of 2006, the value of these derivatives were $3.0 million as compared to $(8.4) million for the second quarter of 2005. Any changes in interest rates on mortgages that the mortgage operations has committed to acquire at a particular rate to the time it sells or securitizes the mortgage generally results in an increase or decrease in the market value of that mortgage. The mortgage operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Provision for Repurchases. Provision for repurchases increased to $12.8 million during the second quarter of 2006 as compared to $1.7 million for the same period in 2005 despite the decrease in the mortgage operations whole loan sales volume. Provision for repurchases increased as a result of an increase in repurchase requests, mainly early payment default related, during the second quarter of 2006. The increase was substantially related to elevated levels of whole loan sales during 2005.

Loss on Lower of Cost or Market Writedown. Furthermore, net earnings decreased as the Company recorded a LOCOM writedown of $18.8 million for the quarter ended June 30, 2006 associated with repurchased loans at the mortgage operations. Additionally, the historical timing from sale to repurchase, which is approximately ten months, has exposed the Company to an increasingly higher amount of repurchase requests related to elevated levels of whole loan sales during 2005 as origination volumes peaked at approximately $22 billion. The historical repurchase percentage to whole loans sales has been approximately 1.25%. The Company believes that repurchases have peaked during the second quarter of 2006 and expects repurchase activity to decline during the latter half of 2006 as loan volumes decrease.

Non-Interest Expense and Income Taxes. Non-interest expense and income taxes decreased to $10.8 million for the second quarter of 2006 compared to $29.5 million for second quarter of 2005 primarily due to an increase in the income tax benefit as a result of net losses at the taxable REIT subsidiary during the second quarter of 2006. The income tax benefit increased to $9.5 million for the second quarter of 2006 compared to income taxes expense of $556 thousand for the second quarter of 2005. The Company expects to fully utilize the recorded income tax benefit. The Company makes an estimate of the effective tax rate expected to be applicable for the fiscal year when providing for tax expense (benefit).

Condensed Statements of Operations Data
(dollars in thousands)

	For the Six Months Ended June 30,
			Increase	%
	2006	2005	(Decrease)	Change
Net interest (expense) income	$(1,386)	$6,659	$(8,045)	(121)%
Gain on sale of loans	39,056	74,744	(35,688)	(48)
Provision for repurchases	(23,110)	(5,364)	(17,746)	(331)
Loss on lower of cost or market writedown	(15,283)	—	(15,283)	—
Other income	21,473	652	20,821	3193
Non-interest expense and income taxes	34,581	61,268	(26,687)	(44)
Net earnings	$(13,831)	$15,423	$(29,254)	(190)%

Gain on Sale of Loans. Gain (loss) on sale of loans decreased to $39.1 million for the first six months of 2006 as compared to $74.7 million for the same period in 2005. The decrease is primarily attributable to inter-company loan sale gains as the long-term investment operations retained for investment purposes $694.4 million for the first six months of 2006 as compared to $6.4 billion for the same period in 2005, reducing the associated gains relating to the transfer of those loans by $38.7 million. The mortgage operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated

Provision for Repurchases. Provision for repurchases increased to $23.1 million for the first six months of 2006 as compared to $5.4 million for the same period in 2005. Provision for repurchases increased as a result of an increase in whole loan sale volumes at the mortgage operations to $4.1 billion during the first six months of 2006 as compared to $2.5 billion for the same period in 2005 and an increase in repurchase requests, mainly early payment default related, which is consistent with the slowdown in the housing market, greater competition and an increase in interest rates. The increase was substantially related to elevated levels of whole loan sales during 2005.

Loss on Lower of Cost or Market Writedown. Furthermore, net earnings decreased as the Company recorded a LOCOM writedown in the second quarter of $18.8 million associated with repurchased loans at the mortgage operations. Additionally, the historical timing from sale to repurchase, which is approximately ten months, has exposed the Company to an increasingly higher amount of repurchase requests related to elevated levels of whole loan sales during 2005 as origination volumes peaked at approximately $22 billion. The historical repurchase percentage to whole loans sales has been approximately 1.25%. The Company believes that repurchases have peaked during the second quarter of 2006 and expects repurchase activity to decline during the latter half of 2006 as loan volumes decrease.

Non-Interest Expense and Income Taxes. Non-interest expense and income taxes decreased to $34.6 million for the first six months of 2006 compared to $61.3 million for the same period in 2005. An income tax benefit of $8.0 million was recorded during the first six months of 2006 as compared to income taxes expense of $5.9 million for the same period in 2005 as a result of net losses at the taxable REIT subsidiary during 2006 compared to nets gains during the same period in 2005. The Company expects to fully utilize the recorded income tax benefit. The Company makes an estimate of the effective tax rate expected to be applicable for the fiscal year when providing for tax expense (benefit).

Warehouse Lending Operations

Condensed Statements of Operations Data
(dollars in thousands)

	For the Three Months Ended June 30,
			Increase	%
	2006	2005	(Decrease)	Change
Net interest income	$6,879	$13,638	$(6,759)	(50)%
Non-interest income	751	2,230	(1,479)	(66)
Non-interest expense and income taxes	1,627	1,770	(143)	(8)
Net earnings	$6,003	$14,098	$(8,095)	(57)%

The quarter-over-quarter decrease in net earnings was primarily due to a decrease in net interest income as interest income on mortgage assets decreased to $30.2 million in the second quarter of 2006 as compared to $39.9 million for the same period in 2005 due to the decline in the average balance of outstanding finance receivables. The decrease in interest income was partially offset by a decrease in interest expense on mortgage borrowings of $2.9 million. Additionally, loan fees decreased $1.5 million decreasing non-interest income. For the three months ended June 30, 2006 and June 30, 2005, no provision for loan loss was recorded. The warehouse lending operations is reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company finance receivables and borrowings are eliminated.

Condensed Statements of Operations Data
(dollars in thousands)

	For the Six Months Ended June 30,
			Increase	%
	2006	2005	(Decrease)	Change
Net interest income	$14,570	$24,980	$(10,410)	(42)%
Non-interest income	1,548	4,257	(2,709)	(64)
Non-interest expense and income taxes	3,501	3,855	(354)	(9)
Net earnings	$12,617	$25,382	$(12,765)	(50)%

The decrease in net earnings for the six months ended June 30, 2006, was primarily due to a decrease in net interest income as borrowing costs on mortgage assets increased to $48.7 million for the first half of 2006 as compared to $42.6 million for the same period in 2005 as one-month LIBOR, which is tied to our borrowing costs, increased approximately 200 basis points since the end of the second quarter of 2005. Additionally, interest income on mortgage assets decreased to $63.7 million for the six months ended June 30, 2006, as compared to $68.1 million during the same period in 2005 due to the decline in the average balance of outstanding finance receivables. Net earnings were also impacted by the decrease in loan fees of $2.6 million. For the six months ended June 30, 2006 and June 30, 2005, no provision for loan loss was recorded. The warehouse lending operations is reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company finance receivables and borrowings are eliminated.

Commercial Operations

Condensed Statements of Operations Data
(dollars in thousands)

For the
Three Months
Ended
June 30, 2006
Net interest income	$56
Non-interest income	1,019
Non-interest expense and income taxes	2,696
Net loss	$(1,621)

On January 1, 2006, we elected to convert Impac Commercial Capital Corporation “ICCC” from a qualified REIT subsidiary to a taxable REIT subsidiary. Therefore, there is no corresponding quarter over quarter comparison.

Net loss for the commercial operations was $1.6 million for the second quarter of 2006. Non-interest income was $1.0 million in the second quarter of 2006 due to the gain on sale of loans of $2.1 million which was partially offset by the change in fair value of derivative instruments of $(1.0) million. Offsetting non-interest income was non-interest expense and income taxes of $2.7 million due to the expansion of our commercial mortgage operations. The commercial operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Condensed Statements of Operations Data
(dollars in thousands)

For the
Six Months
Ended
June 30, 2006
Net interest income	$190
Non-interest income	2,898
Non-interest expense and income taxes	5,105
Net loss	$(2,017)

On January 1, 2006, we elected to convert Impac Commercial Capital Corporation “ICCC” from a qualified REIT subsidiary to a taxable REIT subsidiary. Therefore, there is no corresponding six months 2006 over six months 2005 comparison.

Net loss for the commercial operations was $2.0 million for the first six months of 2006. Non-interest income was $2.9 million in the first six months of 2006 due to the gain on sale of loans of $3.1 million which was partially offset by the change in fair value of derivative instruments of $(218) thousand. Offsetting non-interest income was non-interest expense and income taxes of $5.1 million due to the expansion of our commercial mortgage operations. The commercial operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

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

•                    pay operating and non-operating expenses; and

•                    potential business acquisitions.

Acquisition and origination of mortgages by the mortgage, commercial, and long-term investment operations. During the second quarter of 2006, the mortgage operations acquired and originated $2.2 billion of primarily Alt-A mortgages, none of which was retained by the long-term investment operations for long-term investment. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages within 90 days of acquisition or origination. Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated and our capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided. The mortgage operations acquired and originated mortgages at a weighted average price of 101.70 during the second quarter of 2006, which were financed with warehouse borrowings from the warehouse lending operations at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgages. In addition, ICCC originated $277.9 million of commercial mortgages at a weighted average price of 100.02 which were initially financed with short-term warehouse financing from the warehouse lending operations at a haircut of generally 3% of the outstanding principal balance of the mortgages.

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

Provide short-term warehouse advances by the warehouse lending operations. We utilize committed and uncommitted reverse repurchase facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations. The warehouse lending operations provides short-term financing to the mortgage operations and non-affiliated clients from the closing of mortgages to their sale or other settlement with investors. The warehouse lending operations generally finances between 90% and 98% of the fair market value of the principal balance of mortgages, which equates to a haircut requirement of between 10% and 2%, respectively, at one-month LIBOR, plus a spread. The mortgage operations have uncommitted warehouse line agreements to obtain financing from the warehouse lending operations at one-month LIBOR plus a spread during the period that the mortgage operation accumulates mortgages until the mortgages are securitized or sold. As of June 30, 2006, the mortgage operations had $967.4 million of warehouse advances outstanding with the warehouse lending operations. In addition, as of June 30, 2006, the warehouse lending operations had $693.5 million of approved warehouse lines available to non-affiliated clients, of which $292.8 million was outstanding.

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

Distribute common and preferred stock dividends. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We declared cash dividends of $0.25 per outstanding common share for the second quarter of 2006 on estimated taxable income of $0.27 per diluted common share and paid cash dividends of $0.25 per outstanding common share for the first quarter of 2006. In addition, we paid cash dividends of $3.7 million on preferred stock during the second quarter of 2006.

A portion of dividends paid to IMH’s stockholders can come from dividend distributions from the mortgage operations and commercial operations, our taxable REIT subsidiaries, to IMH. During the second quarter of 2006, the mortgage operations provided a $3.5 million dividend distribution to IMH. Because the mortgage and commercial operations may seek to retain earnings to fund the acquisition and origination of mortgages or to expand the mortgage operations, the board of directors of our taxable REIT subsidiaries, which is different from the board of directors of the registrant, may decide that the mortgage and/or commercial operations should cease making dividend distributions in the future. This could reduce the amount of taxable income that would be distributed to IMH stockholders in the form of common stock dividend payment amounts.

During the second quarter of 2006, our operating businesses are primarily funded as follows:

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

Reverse repurchase agreements and securitized mortgage borrowings. We use reverse repurchase agreements to fund substantially all warehouse financing to affiliates and non-affiliated clients and for the acquisition and origination of Alt-A and commercial mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase facilities with third party lenders. We primarily use uncommitted and committed facilities with major investment banks to finance substantially all warehouse financing, as needed. During the second quarter of 2006 the warehouse facilities amounted to $5.2 billion, of which $1.3 billion was outstanding at June 30, 2006. The warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These warehouse facilities may have certain covenant tests which we continue to satisfy. From time to time, we may also receive additional uncommitted interim financing from our lenders in excess of our permanent borrowing limits to finance mortgages during the accumulation phase and prior to securitizations or whole loan sales.

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

During the first six months of 2006, we completed $923.0 million of securitized mortgage borrowings to provide long-term financing for $920.1 million of primarily Alt-A and commercial mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A and commercial mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as securitized mortgage collateral, which means that we have to provide less initial capital upon completion of securitized mortgage borrowings. Capital investment in the securitized mortgage borrowings is established at the time securitized mortgage borrowings are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies.

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

Sale and securitization of mortgages. We sell and securitize loans in the following ways:

•                    When the mortgage operations accumulate a sufficient amount of mortgages that are intended to be deposited into a securitized mortgage borrowing, it sells the mortgages to the long-term investment operations;

•                    When selling mortgages on a whole loan basis, the mortgage operations will accumulate mortgages and enter into sales transactions with third party investors on a monthly basis; and

•                    When the mortgage operations enter into a securitization treated as a sale for GAAP and tax purposes it accumulates mortgages and sells these loans periodically.

The mortgage operations sold $694.4 million of mortgages to the long-term investment operations during the six months of 2006 and sold $5.0 billion of mortgages to third party investors through whole loan sales and REMICs. The mortgage operations sold mortgage servicing rights on all mortgages sold during the first six months of 2006. The sale of mortgage servicing rights generated substantially all cash, which was used to acquire and originate additional mortgage assets.

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

Common and Preferred Stock Sales Agreements. We filed with the SEC a shelf registration statement that allows us to sell up to $1.0 billion of securities, including common stock, preferred stock, debt securities and warrants. This registration was declared effective by the SEC on September 6, 2005. By issuing new shares periodically throughout 2005 and the first half of 2006, we believe that we were able to utilize new capital more efficiently and profitably.

On September 30, 2005, the Company entered into a common stock sales agreement with Brinson Patrick Securities Corporation (Brinson Patrick) for the sale of up to 7.5 million shares of its common stock from time to time through Brinson Patrick as sales agent. No shares of common stock were sold during the three months ended June 30, 2006.

On September 30, 2005, the Company entered into a Preferred Stock sales agreement with Brinson Patrick, for the sale of up to 800,000 shares of its 9.125% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) from time to time through Brinson Patrick as sales agent. During the three months ended June 30, 2006, no shares of Series C Preferred Stock were sold.

For the six months ended June 30, 2006, the ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends was 1.15x and 1.14x, respectively. Earnings used in computing the ratio of earnings to fixed charges consist of net earnings before income taxes plus fixed charges. Fixed charges include interest expense on debt and the portion of rental expense deemed to represent the interest factor.

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

We estimate net interest income along with net cash flows from derivatives for the next twelve months using balance sheet data and the notional amount of derivatives as of April 30, 2006 and 12-month projections of the following primary drivers affecting net interest income:

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

In the following table, the up 100 basis point scenario as of April 30, 2006 represents our projection of the net change from base case net interest income, which is derived from assumptions as previously discussed, if market interest rates were to immediately rise by 100 basis points. This means that we increase interest rates at all data points along our projected forward yield curve by 100 basis points and recalculate our projection of net interest income over the next 12 months. In addition, based on changes in interest rates, or changes in our forward yield curve, our model adjusts mortgage prepayment rates and recalculates amortization of acquisition and securitization costs and net cash receipts or payments on derivatives as part of the calculation of net interest income. Thus, if a 100 basis point interest rate increase occurred, the projected volatility to net interest income is negatively impacted by $535 thousand, or a decrease of less than 1% relative to projected base case net interest income.

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

The following table estimates the financial impact to base case, including net cash flow from derivatives, from various instantaneous and parallel shifts in interest rates based on both our on-balance sheet structure and off-balance sheet structure, which refers to the notional amount of derivatives that are not recorded on our balance sheet as of April 30, 2006 (dollar amounts in thousands):

	Changes in base case as of April 30, 2006 (1)
	Excluding net cash		Net cash flow	Including net cash
	flow on derivatives		on derivatives	flow on derivatives
Instantaneous and Parallel Change in Interest Rates (2)	$	(%)	$	$	(%)
Up 300 basis points, or 3% (3)	(409,923)	(4,575)	351,769	(58,154)	(35)
Up 200 basis points, or 2%	(258,752)	(2,888)	234,513	(24,239)	(15)
Up 100 basis points, or 1%	(117,792)	(1,314)	117,257	(535)	—
Down 100 basis points or 1%	112,216	1,252	(117,256)	(5,040)	(3)
Down 200 basis points or 2%	228,469	2,550	(234,513)	(6,044)	(4)
Down 300 basis points or 3%	346,037	3,862	(351,769)	(5,732)	(3)

(1)             The dollar and percentage changes represent base case for the next twelve months versus the change in base case using various instantaneous and parallel interest rate change simulations, excluding the effect of amortization of loan discounts to base case.

(2)             Instantaneous and parallel interest rate changes over and under the projected forward yield curve.

(3)             This simulation was added to our analysis as it is relevant in light of the interest rate environment as of April 30, 2006 and the projected forward yield curve for 2006 and 2007.

Using information as presented above, and other analysis, the Company reviews its interest rate risk profile. Based on this review, the Company makes certain decisions on how to mitigate its interest rate risk.

The use of derivatives to manage risk associated with changes in interest rates is an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. As of June 30, 2006 and December 31, 2005, we had notional balances of interest rate swaps, caps, and floors of $17.8 billion and $20.2 billion, respectively, with fair values of $312.0 million and $248.2 million, respectively, pertaining to our current and pending securitizations. By using derivatives, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to moderate significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change. We primarily acquire swaps to essentially convert our adjustable rate securitized mortgage borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate securitized mortgage borrowings, and we pay a fixed interest rate.

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

As of June 30, 2006, our CEO and CFO, with the participation of other management of the Company, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act, and based upon that evaluation, our CEO and CFO concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

During the quarter ended June 30, 2006, there have been no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company’s Form 10-K for the year ended December 31, 2005 reported securities class actions filed against the Company and its senior officers and directors. On May 1, 2006, the U.S. District Court, Central District of California approved the consolidation of the federal securities class actions and appointed lead plaintiff and lead counsel. A consolidated complaint was filed in this action on July 24, 2006. The Company and its officers and directors intend to move to dismiss the consolidated complaint.

The Company’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the period ended March 31, 2006 reported shareholder derivative actions filed against the Company and its senior officers and directors in the U.S. District Court, Central District of California and Orange County Superior Court. On April 20, 2006, the Orange County Superior Court approved the consolidation of the state shareholder derivative actions and appointed lead plaintiff and lead counsel. A consolidated amended complaint was filed in this action on May 12, 2006. The Company and its officers and directors have moved to stay the state shareholder derivative action pending resolution of the federal securities class actions and federal shareholder derivative actions. On June 7, 2006, the U.S. District Court, Central District of California approved the consolidation of the federal shareholder derivative actions and appointed lead plaintiff and lead counsel.

We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on us.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2005 and report on Form 10-Q for the period ended March 31, 2006 for a further description of litigation and claims.

ITEM 1A: RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item IA Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and Part II, “Item IA Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2006, which could materially affect our business, financial condition, or future results.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 2006, we held our annual meeting of stockholders. Of 76,112,963 shares eligible to vote, 71,917,120, or 94.5%, votes were returned, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote Proposal I — Election of Directors, Proposal II - Ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2006.

Proposal I—Election of Directors

The results of voting on these proposals are as follows:

Director	For	Against	Elected
Joseph R. Tomkinson	69,974,917	1,942,203	Yes
William S. Ashmore	70,012,380	1,904,740	Yes
James Walsh	70,064,829	1,852,291	Yes
Frank P. Filipps	69,816,670	2,100,450	Yes
Stephan R. Peers	70,084,859	1,832,261	Yes
William E. Rose	70,107,021	1,810,099	Yes
Leigh J. Abrams	70,098,732	1,818,388	Yes

All directors are elected at our annual stockholders meeting.

Proposal II — Ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2006.

Proposal II was approved with 70,954,220 shares voted for, 692,930 voted against and 269,966 abstained from voting, thereby, ratifying the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2006.

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

(a)   Exhibits:

10.1	Amendment, dated as of May 1, 2006, to Employment Agreement between Impac Funding Corporation and William S. Ashmore.
10.2	Amendment, dated as of May 1, 2006, to Employment Agreement between Impac Funding Corporation and Richard J. Johnson.
10.3	Employment Agreement dated as of May 1, 2006, between Impac Commercial Capital Corporation and William D. Endresen.
10.4	Guaranty, dated May 1, 2006, granted by Impac Mortgage Holdings, Inc. in favor of William D. Endresen.
12.1	Statements re: computation of ratios
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 9, 2006