Form 10-Q
period 2006-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2006-11-09
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

19500 Jamboree Road, Irvine, CA 92612

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

There were 76,143,144 shares of common stock outstanding as of November 6, 2006.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$161,901	$146,621
Restricted cash	498	698
Securitized mortgage collateral	20,232,463	24,494,290
Finance receivables	297,657	350,217
Mortgages held-for-investment	3,134	160,070
Allowance for loan losses	(65,715)	(78,514)
Mortgages held-for-sale	1,293,085	2,052,694
Accrued interest receivable	103,807	123,565
Derivatives	176,797	250,368
Other assets	286,757	220,370
Total assets	$22,490,384	$27,720,379

LIABILITIES
Securitized mortgage borrowings	$19,697,798	$23,990,430
Reverse repurchase agreements	1,542,441	2,430,075
Trust preferred securities	97,448	96,750
Other liabilities	85,036	36,177
Total liabilities	21,422,723	26,553,432

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series-A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	—	—
Series-B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, 2,000,000 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	20	20
Series-C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $109,280; 5,500,000 shares authorized; 4,383,900 shares and 4,371,200 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	44	44

Common stock, $0.01 par value; 200,000,000 shares authorized; 76,083,865 and 76,112,963 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	761	761
Additional paid-in capital	1,168,729	1,167,059
Accumulated other comprehensive (loss) income	(567)	1,305
Net accumulated deficit:
Cumulative dividends declared	(758,689)	(675,373)
Retained earnings	657,363	673,131
Net accumulated deficit	(101,326)	(2,242)
Total stockholders’ equity	1,067,661	1,166,947
Total liabilities and stockholders’ equity	$22,490,384	$27,720,379

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Mortgage assets	$298,139	$322,705	$942,778	$907,065
Other	2,127	1,345	6,451	4,149
Total interest income	300,266	324,050	949,229	911,214

INTEREST EXPENSE:
Securitized mortgage borrowings	289,925	243,945	888,144	639,667
Reverse repurchase agreements	32,552	35,448	81,881	78,192
Other borrowings	2,299	1,761	6,986	3,200
Total interest expense	324,776	281,154	977,011	721,059

Net interest (expense) income	(24,510)	42,896	(27,782)	190,155
Provision for loan losses	3,183	13,434	3,288	25,219
Net interest (expense) income after provision for loan losses	(27,693)	29,462	(31,070)	164,936

NON-INTEREST INCOME:
Realized gain (loss) from derivative instruments	60,630	10,975	156,633	(4,209)
Change in fair value of derivative instruments	(155,534)	107,881	(92,602)	141,521
Gain on sale of loans	4,906	12,118	35,647	44,063
Recovery of (provision for) repurchases	15,876	(3,242)	(7,233)	(8,606)
Loss on lower of cost or market writedown	—	—	(15,284)	—
Other income	8,724	1,280	27,128	8,664
Total non-interest (loss) income	(65,398)	129,012	104,289	181,433

NON-INTEREST EXPENSE:
Personnel expense	16,643	19,592	51,973	59,282
General and administrative and other expense	4,591	7,111	14,190	18,584
Amortization of deferred charge	4,861	6,908	15,872	19,503
Professional services	1,692	1,730	6,201	7,170
Equipment expense	1,543	1,414	4,862	3,797
Occupancy expense	1,248	1,284	3,860	3,599
Data processing expense	1,709	1,296	3,819	3,075
Amortization and impairment of mortgage servicing rights	380	551	1,112	1,577
Gain on sale of other real estate owned	(302)	(432)	(1,277)	(1,261)
Total non-interest expense	32,365	39,454	100,612	115,326
Net (loss) earnings before income taxes	(125,456)	119,020	(27,393)	231,043
Income tax expense (benefit)	2,234	(7,337)	(11,625)	(13,924)
Net (loss) earnings	(127,690)	126,357	(15,768)	244,967
Cash dividends on cumulative redeemable preferred stock	(3,672)	(3,624)	(11,016)	(10,872)
Net (loss) earnings available to common stockholders	$(131,362)	$122,733	$(26,784)	$234,095

See accompanying notes to consolidated financial statements

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net (loss) earnings	$(127,690)	$126,357	$(15,768)	$244,967
Net unrealized (losses) gains on securities:
Unrealized holding losses arising during period	(237)	(803)	(2,015)	(363)
Reclassification of gains included in net earnings	—	—	143	—
Net unrealized losses	(237)	(803)	(1,872)	(363)
Comprehensive (loss) earnings	$(127,927)	$125,554	$(17,640)	$244,604

Net (loss) earnings per share:
Basic	$(1.73)	$1.62	$(0.35)	$3.10
Diluted	$(1.73)	$1.61	$(0.35)	$3.07
Dividends declared per common share	$0.25	$0.45	$0.75	$1.95

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months
	Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(15,768)	$244,967
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	3,288	25,219
Amortization of deferred charge	15,872	19,503
Amortization of premiums, securitization costs and debt issuance costs	181,769	216,284
Gain on sale of other real estate owned	(1,277)	(1,261)
Gain on sale of loans	(35,647)	(44,063)
Provision for repurchases	7,233	8,606
Lower of cost or market writedown	15,284	—
Change in fair value of derivative instruments	92,602	(141,521)
Purchase of mortgages held-for-sale	(7,594,574)	(16,300,056)
Sale and principal reductions on mortgages held-for-sale	8,369,598	14,700,238
Net change in deferred taxes	83	(2,077)
Share-based compensation	1,628	—
Depreciation and amortization	4,422	3,427
Amortization and impairment of mortgage servicing rights	1,112	1,577
Net change in accrued interest receivable	19,758	(18,712)
Net change in restricted cash	200	252,964
Net change in other assets and liabilities	(16,890)	(35,365)
Net cash provided by (used in) operating activities	1,048,693	(1,070,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	3,974,163	(3,467,578)
Net change in finance receivables	52,560	166,677
Purchase of premises and equipment	(8,162)	(5,880)
Net change in mortgages held-for-investment	154,130	388,105
Purchase (disposition) of investment securities available-for-sale	36,781	(36,413)
Net change in mortgage servicing rights	(495)	(736)
Purchase of investments for deferred compensation plan	—	(3,201)
Net principal reductions on investment securities available-for-sale	(29,035)	1,501
Proceeds from the sale of other real estate owned	62,588	38,960
Net cash provided by (used in) investing activities	4,242,530	(2,918,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements	(887,634)	1,026,328
Proceeds from securitized mortgage borrowings	2,973,399	10,564,127
Repayment of securitized mortgage borrowings	(7,297,487)	(7,754,514)
Issuance of trust preferred	—	76,202
Common stock dividends paid	(53,281)	(113,194)
Preferred stock dividends paid	(11,016)	(10,872)
Proceeds from sale of cumulative redeemable preferred stock	203	—
Purchases of common stock	(951)	—
Proceeds from exercise of stock options	824	6,311
Net cash provided by (used in) financing activities	(5,275,943)	3,794,388

Net change in cash and cash equivalents	15,280	(194,447)
Cash and cash equivalents at beginning of period	146,621	324,351
Cash and cash equivalents at end of period	$161,901	$129,904

	For the Nine Months
	Ended September 30,
	2006	2005
SUPPLEMENTARY INFORMATION:
Interest paid	$862,033	$656,422
Taxes paid	45	17,821

NON-CASH TRANSACTIONS:
Accumulated other comprehensive loss	$(1,872)	$(363)
Transfer of mortgages to other real estate owned	129,785	58,169
Dividends declared and accrued but unpaid	19,021	34,194

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data or as otherwise indicated)
(unaudited)

Note A—Summary of Business and Significant Accounting Policies

1.     Business Summary and Financial Statement Presentation

Business Summary

Impac Mortgage Holdings, Inc. (the Company or IMH), is a Maryland corporation incorporated in August 1995, and has the following subsidiaries, IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), and Impac Funding Corporation (IFC), together with its wholly-owned subsidiaries Impac Secured Assets Corp. (ISAC), and Impac Commercial Capital Corporation (ICCC).

The Company is a mortgage real estate investment trust, or “REIT,” that is a nationwide acquirer, originator, seller and investor of non-conforming Alt-A residential mortgages or “Alt-A mortgages” and to a lesser extent, small-balance commercial mortgages or “commercial mortgages.”  The Company also provides warehouse financing to originators of mortgages.

The Company operates four core businesses:

•      the Long-Term Investment Operations that is conducted by IMH and IMH Assets;

•      the Mortgage Operations that is conducted by IFC and ISAC;

•      the Warehouse Lending Operations that is conducted by IWLG; and

•      the Commercial Operations that is conducted by ICCC.

The REIT (IMH) is comprised of the long-term investment operations and the warehouse lending operations.  The Taxable REIT Subsidiaries (TRS) include the Mortgage Operations and Commercial Operations and are subsidiaries of the REIT.

The long-term investment operations generate earnings primarily from net interest income earned on mortgages held as securitized mortgage collateral and mortgages held-for-investment (long-term mortgage portfolio) and associated derivative cash flows.  The long-term mortgage portfolio as reported on our consolidated balance sheets consists of mortgages held as securitized mortgage collateral and mortgages held-for-investment.  Investments in Alt-A mortgages and commercial mortgages are initially financed with short-term borrowings under reverse repurchase agreements, which are subsequently converted to long-term financing in the form of securitized mortgage borrowings.  Cash flows from the long-term mortgage portfolio and proceeds from the sale of capital stock finance the acquisition of new Alt-A and commercial mortgages.

The mortgage operations acquire, originate, sell and securitize primarily Alt-A adjustable rate mortgages (ARMs) and fixed rate mortgages (FRMs) from correspondents, mortgage brokers and retail customers.  Correspondents originate and close mortgages under their mortgage programs and then sell the closed loans to the mortgage operations on a flow (loan-by-loan) basis or through bulk sale commitments. Correspondents include; savings and loan associations, commercial banks and mortgage bankers. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. This business also earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held-for-sale. The mortgage operations use facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

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

The commercial operations originate commercial mortgages, that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages, or “hybrid ARMs,” with balances that generally range from $500,000 to $5.0 million.  Commercial mortgages have interest rate floors, which is the initial start rate; in some circumstances have lock out periods, and prepayment penalty periods of three-, five-, seven- and ten-years.  These mortgages provide greater asset diversification on our balance sheet as commercial mortgage borrowers typically have higher credit scores and typically have lower loan-to-value ratios, or “LTV ratios,” and the mortgages have longer average lives than residential mortgages.

The Company securitizes mortgages in the form of collateralized mortgage obligations (CMOs) and real estate mortgage investment conduits (REMICs). The typical CMO securitization is designed so that the transferee (securitization trust) is not a qualifying special purpose entity (QSPE) and thus as the sole residual interest holder, the Company consolidates securitization.  Amounts consolidated are classified as securitized mortgage collateral and securitized mortgage borrowings in the consolidated balance sheets. In some cases, the REMIC securitization qualifies for sale accounting treatment and the securitization trust is a QSPE and thus not consolidated by the Company. Generally, a REMIC securitization trust does not meet sale accounting and QSPE criteria, and thus the securitization is treated as a secured borrowing and consolidation is assessed pursuant to FIN 46R, “Consolidation of Variable Interest Entities.”

In 2005 and 2006, the Company completed ISAC REMIC 2005-2, ISAC REMIC 2006-1, and ISAC REMIC 2006-3 securitizations which were treated as sales for tax purposes but treated as secured borrowings for generally accepted accounting principles (GAAP) and consolidated in the financial statements.  The associated collateral and borrowings are included in securitized mortgage collateral and borrowings, respectively, for reporting purposes. Hence, reference to “Securitized mortgage collateral” or “Securitized mortgage borrowings” includes the REMIC 2005-2, 2006-1, and 2006-3 securitized collateral and borrowings.

In the second quarter of 2006, the Company completed ISAC REMIC 2006-2 securitization in the amount of $834.0 million which was treated as a sale for both tax and GAAP purposes.  The residual interest, calculated as the present value of estimated future cash flows, was retained as a result of the ISAC REMIC 2006-2 securitization, and is recorded in other assets on the balance sheet as investment securities available-for-sale.  Investments in residual interest and subordinated securities represent higher risk than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities.  The risk associated with holding residual interests and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities.   The value of residual interests represents the present value of future cash flows expected to be received by us from excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses.  The Company estimates future cash flows from these securities utilizing assumptions based in part on projected discount rates, delinquency rates, mortgage loan prepayment speeds and credit losses.

In January 2006, the Company combined our Alt-A wholesale and sub-prime residential mortgage product offerings under one platform. Our sub-prime residential mortgage products previously marketed under Novelle Financial Services, Inc., are now offered by our Alt-A wholesale operations, Impac Lending Group (ILG), a division of IFC.

On January 1, 2006, the Company elected to convert Impac Commercial Capital Corporation “ICCC” from a qualified REIT subsidiary to a taxable REIT subsidiary.  On June 30, 2006, the Company approved the transfer of ICCC to be a wholly-owned subsidiary of IFC effective January 1, 2006.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company and our subsidiaries (as defined above) have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  Operating results for the three-month and nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The Company’s consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

All significant inter-company balances and transactions have been eliminated in consolidation.  In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, including the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with GAAP.  The items effected by management’s estimates and assumptions include allowance for loan losses, valuation of derivative financial instruments,  repurchase liabilities related to sold loans, the amortization of various loan premiums and discounts due to prepayment estimates, and lower of cost or market “LOCOM.”  Actual results could differ from those estimates.

Premiums, discounts and securitization costs associated with the securitized mortgage collateral and securitized mortgage borrowing are amortized or accreted into interest income/expense over the projected lives of the securitized mortgage collateral and securitized mortgage borrowings using the interest method.  The Company policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, market prepayment speeds, and current conditions.  If the estimate of prepayments is incorrect, the Company may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an effect on future income.

2.     Stock Options

The Company maintains a stock based incentive compensation plan the terms of which are governed by the Impac Mortgage Holdings, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, as amended (the 2001 Stock Plan).  Officers, key employees, directors, consultants and advisors are eligible to receive awards pursuant to the 2001 Stock Plan.  The aggregate number of shares reserved under the 2001 Stock Plan is 10,222,765 shares  (including increases pursuant to the plan’s “evergreen provision”), and as of September 30, 2006 there were 2,225,699 shares available for grant as stock options, restricted stock and deferred stock awards.

Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method, which requires recognition of compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.  As required, the pro forma effect from recognition of the estimated fair value of stock options granted to employees has been disclosed for previous periods.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net earnings before income taxes and net earnings for the nine months ended September 30, 2006 are $1.6 million and $1.3 million lower, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees, “(“APB 25”).  Basic and diluted earnings per share for the nine months ended September 30, 2006 are $0.02 and $0.02 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

The fair value of each stock option granted under the Company’s stock based compensation plan is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted below. The expected volatility is based on both the implied and historical volatility of the Company’s stock. The expected option term of options granted represents the period of time that the options granted are expected to be outstanding and is based on historical experience giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected term of the option grants on the date of grant.

SFAS 123R requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures for the nine months ended September 30, 2006 such that expense was recorded only for those stock-based awards that were expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

On August 18, 2006, the Compensation Committee of the Board of Directors approved performance criteria for the 225,000 performance based options granted to each of the following, Messrs. Joseph R. Tomkinson, our Chairman and Chief Executive Officer, William S. Ashmore, our President, and Richard J. Johnson our Executive Vice President and Chief Operating Officer.  The awards vest in one-third increments if the Company meets specified estimated taxable income targets over each of the three 12-month periods ending June 30, 2009. The options expire four years from the date of grant. If a portion of an award does not vest, the failure of that portion to vest will not affect the vesting of earlier or subsequent portions.  These options were granted in the third quarter of 2006, and are included in the option grants below.  The fair value of each performance based option was measured on the date of grant using the same assumptions used to value the service based options, and assumed that performance goals would be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

The following table illustrates the effect as if the Company had elected to use the fair value approach to account for its employee stock-based compensation plan at September 30, 2005:

	For the Three Months	For the Nine Months
	Ended September 30, 2005	Ended September 30, 2005
Net earnings available to common stockholders	$122,733	$234,095
Less: Total stock-based employee compensation expense using the fair value method	(686)	(1,764)
Pro forma net earnings	$122,047	$232,331

Net earnings per share as reported:
Basic	$1.62	$3.10
Diluted	$1.61	$3.07

Pro forma net earnings per share:
Basic	$1.61	$3.08
Diluted	$1.59	$3.01

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	For the Nine Months
	Ended September 30,
	2006	2005
Risk-free interest rate	3.90% to 4.26%	2.16% to 4.50%
Expected lives (in years)	3	3 - 4
Expected volatility (1)	34.75%	42.26%
Expected dividend yield	11.00%	10.00%
Grant date fair value of share options	$1.41	$3.71

(1)                      Expected volatilities are based on the historical volatility of the Company’s stock over the expected option life.

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine-month period ended September 30, 2006:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number of	Exercise	Remaining Life	Value (1)
	Shares	Price $	(Years)	(in thousands)
Options outstanding at beginning of year	5,266,544	$14.55
Options granted	2,774,000	9.94
Options exercised	(75,202)	10.95
Options forfeited / cancelled	(853,087)	13.64
Options outstanding at end of period	7,112,255	$12.90	3.00	$3,753.9
Options exercisable at end of period	3,116,390	$13.98	2.41	$3,753.9

(1)                       The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.37 per share as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.  As of September 30, 2006, there was approximately $4.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan.  That cost is expected to be recognized over a weighted average period of 1.19 years.

In addition to the options granted, the Company has granted nonvested shares, which vest over a three year period.  The fair value of each nonvested share was measured on the date of grant using the grant date price of the Company’s stock.  A summary of the option activity of the Company’s nonvested shares during the nine month period ended September 30, 2006, is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested outstanding at beginning of period	5,000	$13.76
Shares Granted	42,577	9.94
Shares Vested	—	—
Shares Forfeited	—	—
Nonvested outstanding at end of period	47,577	$10.34

As of September 30, 2006, there was approximately $450,000 of total unrecognized compensation cost related to nonvested stock compensation arrangements granted under the plan.  That cost is expected to be recognized over a weighted average period of 1.52 years.

Additional information regarding stock options outstanding as of September 30, 2006, is as follows:

	Stock Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Exercise		Remaining	Average		Average
Price	Number	Contractual	Exercise	Number	Exercise
Range ($)	Outstanding	Life in Years	Price ($)	Exercisable	Price ($)
3.85 - 9.42	796,250	4.55	4.65	796,250	4.66
9.94	2,708,500	3.88	9.94	—	—
13.76 - 14.27	2,410,505	1.98	13.98	1,508,825	14.12
21.77 - 22.83	692,000	2.17	22.77	474,654	22.74
23.10	505,000	1.84	23.10	336,661	23.10
3.85 - 23.10	7,112,255	3.00	12.90	3,116,390	13.98

3.     Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, “an amendment of FASB Statements No. 133 and SFAS No. 140 (“SFAS 155”).  This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  The statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentration of credit risks in the form of subordination are not embedded derivatives, and it also amends SFAS 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement by the Company will not have a significant effect on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140 (“SFAS 156”).  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations; whenever a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. This statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. This statement at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. The adoption of this statement by the Company is not expected to have a significant effect on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) which expands on the accounting guidance of FASB Statement No. 109, Accounting for Income Taxes.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation by the Company is not expected to have a significant effect on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 was issued to address diversity in practice in quantifying financial statement misstatements.  SAB 108 requires that we quantify misstatements based on their effect on each of our financial statements and related disclosures.  SAB 108 is effective as of the end of the Company’s 2006 fiscal year.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently assessing the effect, if any, from the adoption of SFAS No. 157 on the consolidated financial statements.

4.     Legal Proceedings

The Company’s Form 10-K for the year ended December 31, 2005 and Forms 10-Q for the periods ended March 31, 2006 and June 30, 2006, reported shareholder derivative actions filed against the Company and its senior officers and directors in the U.S. District Court, Central District of California and Orange County Superior Court.  On September 14, 2006, the Orange County Superior Court stayed the consolidated state shareholder derivative action pending resolution of the federal securities class actions and federal shareholder derivative actions.

Management believes that they have meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on the consolidated financial statements.

Note B—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per common share including the dilutive effect of stock options outstanding for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Numerator for basic earnings per share:
Net (loss) earnings	$(127,690)	$126,357	$(15,768)	$244,967
Less: Cash dividends on cumulative redeemable preferred stock	(3,672)	(3,624)	(11,016)	(10,872)
Net (loss) earnings available to common stockholders	$(131,362)	$122,733	$(26,784)	$234,095
Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	76,132	75,720	76,119	75,440
Denominator for diluted earnings per share:
Basic weighted average number of common shares outstanding during the period	76,132	75,720	76,119	75,440
Net effect of dilutive stock options	—	598	—	871
Diluted weighted average common shares	76,132	76,318	76,119	76,311

Net (loss) earnings per share:
Basic	$(1.73)	$1.62	$(0.35)	$3.10
Diluted	$(1.73)	$1.61	$(0.35)	$3.07

For the three and nine month periods ended September 30, 2006, stock options to purchase 7.1 million shares were outstanding but not included in the above weighted average calculations because they were anti-dilutive.  For the three and nine month periods ended September 30, 2005, stock options to purchase 1.4 million shares, were outstanding but not included in the above weighted average calculations because they were anti-dilutive.

Note C—Segment Reporting

The following tables present reporting segments as of and for the nine and three months ended September 30, 2006 and 2005:

	Reporting Segments as of and for the Nine Months
	Ended September 30, 2006
	Long-Term	Warehouse	Mortgage
	Investment	Lending	Operations	Commercial	Inter-
	Operations	Operations	(IFC)	Operations	Company (1)	Consolidated
Balance Sheet Items:
Securitized mortgage collateral and Mortgages held-for-investment	$20,203,367	$—	$136,004	$—	$(103,774)	$20,235,597
Mortgages held-for-sale	—	—	932,419	360,666	—	1,293,085
Finance receivables	—	1,614,544	—	—	(1,316,887)	297,657
Total assets	20,638,699	1,683,810	1,235,179	355,578	(1,422,882)	22,490,384
Total stockholders’ equity (deficit)	873,154	239,887	91,540	(6,453)	(130,467)	1,067,661

Income Statement Items:
Net interest (expense) income	$(91,393)	$24,229	$(4,621)	$251	$43,752	$(27,782)
Provision for (recovery of) loan losses	3,638	(350)	—	—	—	3,288
Realized gain from derivatives	156,582	—	21	30	—	156,633
Change in fair value of derivatives	(95,186)	—	4,877	(6,324)	4,031	(92,602)
Other non-interest (loss) income	(852)	2,426	57,971	3,387	(22,674)	40,258
Non-interest expense and income taxes	12,916	5,578	60,476	6,113	3,904	88,987
Net (loss) earnings	$(47,403)	$21,427	$(2,228)	$(8,769)	$21,205	$(15,768)

	Reporting Segments as of and for the Three Months
	Ended September 30, 2006
	Long-Term	Warehouse	Mortgage
	Investment	Lending	Operations	Commercial	Inter-
	Operations	Operations	(IFC)	Operations	Company(1)	Consolidated
Income Statement Items:
Net interest (expense) income	$(44,079)	$9,659	$(3,234)	$61	$13,083	$(24,510)
Provision for (recovery of) loan losses	3,533	(350)	—	—	—	3,183
Realized gain from derivatives	60,595	—	18	17	—	60,630
Change in fair value of derivatives	(150,051)	—	623	(6,106)	—	(155,534)
Other non-interest (loss) income	(70)	878	40,092	286	(11,680)	29,506
Non-interest expense and income taxes	5,198	2,077	25,896	1,008	420	34,599
Net (loss) earnings	$(142,336)	$8,810	$11,603	$(6,750)	$983	$(127,690)

(1)                       Income statement items include inter-company loan sale transactions and the elimination of related gains.  Corporate overhead expenses are generally allocated to the segments based on percentage of time devoted to the segment.

	Reporting Segments as of and for the Nine Months
	Ended September 30, 2005
	Long-Term	Warehouse	Mortgage
	Investment	Lending	Operations	Inter-
	Operations (1)	Operations	(IFC)	Company (2)	Consolidated
Balance Sheet Items:
Securitized mortgage collateral and Mortgages held-for-investment	$24,859,044	$—	$—	$(129,355)	$24,729,689
Mortgages held-for-sale	—	—	2,214,215	—	2,214,215
Finance receivables	—	2,619,075	—	(2,313,932)	305,143
Total assets	25,109,976	2,757,884	2,267,415	(2,246,326)	27,888,949
Total stockholders’ equity	981,721	203,324	19,469	(67,810)	1,136,704

Income Statement Items:
Net interest income	$89,967	$40,455	$6,559	$53,174	$190,155
Provision for (recovery of) loan losses	25,484	(265)	—	—	25,219
Realized loss from derivatives	(4,209)	—	—	—	(4,209)
Change in fair value of derivatives	146,913	—	(5,392)	—	141,521
Other non-interest income (loss)	451	6,268	105,959	(68,557)	44,121
Non-interest expense and income taxes	10,256	5,833	90,872	(5,559)	101,402
Net earnings	$197,382	$41,155	$16,254	$(9,824)	$244,967

	Reporting Segments as of and for the Three Months
	Ended September 30, 2005
	Long-Term	Warehouse	Mortgage
	Investment	Lending	Operations	Inter-
	Operations (1)	Operations	(IFC)	Company (2)	Consolidated
Income Statement Items:
Net interest income (expense)	$8,941	$15,475	$(101)	$18,581	$42,896
Provision for (recovery of) loan losses	13,699	(265)	—	—	13,434
Realized gain from derivatives	10,975	—	—	—	10,975
Change in fair value of derivatives	108,905	—	(1,024)	—	107,881
Other non-interest (loss) income	(530)	2,011	31,559	(22,884)	10,156
Non-interest expense and income taxes	3,257	1,978	29,604	(2,722)	32,117
Net earnings	$111,335	$15,773	$830	$(1,581)	$126,357

(1)                       For the three and nine month periods ended September 30, 2005, the commercial operations were included in the Long Term Investment Operations.  On January 1, 2006, we elected to convert Impac Commercial Capital Corporation “ICCC” from a qualified REIT subsidiary to a taxable REIT subsidiary.  Therefore, there is no corresponding three or nine month comparison.

(2)                       Income statement items include inter-company loan sale transactions and the elimination of related gains.  Corporate overhead expenses are generally allocated to the segments based on percentage of time devoted to the segment.

Note D—Mortgages Held-for-Sale

Mortgages held-for-sale for the periods indicated consisted of the following:

	At September 30,	At December 31,
	2006	2005
Mortgages held-for-sale - residential	$921,189	$2,027,194
Mortgages held-for-sale - commercial	356,520	—
Change in fair value of mortgages held-for-sale	—	(4,465)
Net premiums on mortgages held-for-sale - residential	13,241	29,965
Net premiums on mortgages held-for-sale - commercial	2,135	—
Total mortgages held-for-sale	$1,293,085	$2,052,694

Mortgages held-for-sale consist primarily of Alt-A mortgages, which are secured by residential and commercial properties, located throughout the United States. Mortgages held-for-sale are carried at the lower of cost net of purchase discounts or premiums and deferred fees, or market value. We determine the fair value of mortgages held-for-sale using current secondary market prices for loans with similar coupons, maturities and credit quality.

Note E— Securitized Mortgage Collateral

Securitized mortgage collateral consisted of the following:

	At September 30,	At December 31,
	2006	2005
Mortgages secured by single-family residential real estate	$18,676,687	$22,986,632
Mortgages secured by commercial real estate	1,347,646	1,195,541
Net unamortized premiums on mortgages - residential	195,845	301,709
Net unamortized premiums on mortgages - commercial	12,285	10,408
Total securitized mortgage collateral	$20,232,463	$24,494,290

Note F—Allowance for Loan Losses

The allowance for loan losses is comprised of the following:

	At September 30,	At December 31,
	2006	2005
Securitized mortgage collateral and mortgages held-for-investment	$48,791	$55,007
Specific reserve for finance receivables	10,334	10,683
Specific reserve for estimated hurricane losses	6,590	12,824
Total allowance for loan losses	$65,715	$78,514

Activity for allowance for loan losses for the periods indicated was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Beginning balance	$68,072	$69,826	$78,514	$63,955
Provision for loan losses	3,183	13,434	3,288	25,219
Charge-offs, net of recoveries	(5,540)	(4,690)	(16,087)	(10,604)
Total allowance for loan losses	$65,715	$78,570	$65,715	$78,570

Note G—Other Assets

Other assets consisted of the following:

	At September 30,	At December 31,
	2006	2005
Real estate owned	$114,825	$46,351
Cash collateral balances	47,828	16,567
Deferred charge	39,335	47,406
Investment securities available-for-sale	30,579	40,227
Prepaid and other assets	23,315	34,422
Premises and equipment, net	16,082	12,312
Deferred income taxes	12,077	12,160
Investment in Impac Capital Trusts	2,716	2,884
Investments for deferred compensation plan	—	8,041
Total other assets	$286,757	$220,370

Note H—Investment Securities Available-for-Sale

Investment securities are classified as available-for-sale and are included in other assets on our consolidated balance sheets. Available-for-sale securities are reported at fair value with unrealized gains and losses as other comprehensive earnings.  Securities available for sale include the residual interest from the ISAC REMIC 2006-2 securitization of approximately $27.5 million, calculated as the present value of estimated future cash flows.  Gains and losses realized on the sale of available-for-sale investment securities and declines in value judged to be other-than-temporary are based on the specific identification method and reported in current earnings.

Note I— Securitized Mortgage Borrowings

Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

				Range of Percentages:
					Interest Rate	Interest Rate
	Original	Securitized mortgage borrowings			Margins over	Margins after
	Issuance	outstanding as of		Fixed Interest	One-Month	Adjustment
Year of Issuance	Amount	September 30, 2006	December 31, 2005	Rates	LIBOR (1)	Date (2)
2002	$3,876.1	$53.8	$219.8	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	1,063.9	1,723.0	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	6,447.4	10,191.9	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	9,345.5	11,902.9	—	0.24 - 2.90	0.48 - 4.35
2006	3,004.7	2,820.6	—	6.25	0.10 - 2.50	0.20 - 3.75
Subtotal securitized mortgage borrowings		19,731.2	24,037.6
Accrued interest expense		19.5	18.1
Unamortized securitization costs		(52.9)	(65.3)
Total securitized mortgage borrowings		$19,697.8	$23,990.4

(1)           One-month LIBOR was 5.32% as of September 30, 2006.

(2)                                  Interest rate margins over one-month LIBOR are generally adjusted when the unpaid principal balance is reduced to less than 10% to 20% of the original issuance amount, or if certain other triggers are met.

Note J—Reverse Repurchase Agreements

Reverse repurchase agreements are entered into to finance our warehouse lending operations and to fund the closing and purchase of mortgages by the mortgage and commercial operations.  These facilities consist of committed and uncommitted lines.  At September 30, 2006, the Company was in compliance with all of the financial covenants associated with the reverse repurchase agreements.  During the third quarter of 2006, these facilities amounted to $5.5 billion, of which $1.5 billion was outstanding at September 30, 2006.

Note K—Repurchase Reserve

The liability for mortgage repurchases is maintained for the purpose of purchasing previously sold mortgages for various reasons, including early payment defaults or breach of representations or warranties, which may be subsequently sold at a loss. Actual gains and losses on repurchases are recorded against the gain on sale of loans in the consolidated financial statements. In determining the adequacy of the liability for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans and other appropriate information. During the third quarter of 2006 a recovery of repurchases of $15.9 million was recorded compared to a provision of $3.2 million for the same period in 2005.  The provision for repurchases decreased as a result of $114.4 million in outstanding requests which were rescinded by investors during the third quarter of 2006.

In the ordinary course of business, the Company sells whole pools of loans with standard representations and warranties including borrower defaults. When whole pools are sold, as opposed to securitized, the Company makes an estimate of the ultimate losses to be realized on the repurchased loans.  Because the loans are no longer on the Company’s balance sheet, the implied warranty component is considered a guarantee, under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  During the nine months ended September 30, 2006, the Company sold $5.3 billion in whole loan sales.  The Company maintains a $15.2 million reserve related to these guarantees as of September 30, 2006 compared to $10.4 million at December 31, 2005, included in other liabilities.

Note L—Income Taxes

During the three and nine months ended September 30, 2006, income tax expense (benefit) was $2.2 million and ($11.6) million, respectively.  During the three and nine months ended September 30, 2005, income tax benefit was $7.3 million and $13.9 million, respectively.  The income tax provision for three months ended September 30, 2006 was primarily due to reduced net losses at the taxable REIT subsidiaries. The Company makes an estimate of the effective tax rate expected to be applicable for the fiscal year when providing for income tax expense (benefit).

ITEM 2:                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc. (the Company or IMH), a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), and Impac Funding Corporation (IFC), together with its wholly-owned subsidiaries Impac Secured Assets Corp. (ISAC), and Impac Commercial Capital Corporation (ICCC).

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “anticipate,” or similar terms or variations on those terms or the negative of those terms.  The forward-looking statements are based on management expectations. Actual results may differ materially as a result of several factors, including, but not limited to, failure to achieve projected earnings levels; unexpected or greater than anticipated increases in credit and bond spreads; the ability to generate sufficient liquidity; the ability to access the equity markets; increased operating expenses and mortgage origination or purchase expenses that reduce current liquidity position more than anticipated; continued increase in price competition; risks of delays in raising, or the inability to raise on acceptable terms, additional capital, either through equity offerings, lines of credit or otherwise; the ability to generate taxable income and to pay dividends; interest rate fluctuations on our assets that unexpectedly differ from those on our liabilities; unanticipated interest rate fluctuations; changes in expectations of future interest rates; unexpected increase in prepayment rates on our mortgages; changes in assumptions regarding estimated loan losses or an increase in loan losses; continued ability to access the securitization markets or other funding sources, the availability of financing and, if available, the terms of any financing; changes in markets which the Company serves, such as mortgage refinancing activity and housing price appreciation; changes in laws that affect our products and our business; and other general market and economic conditions.

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

The Mortgage Banking Industry and Discussion of Relevant Fiscal Periods

The mortgage banking industry is continually subject to current events that occur in the financial services industry. Such events include changes in economic indicators, interest rates, price competition, housing prices, geographic shifts, disposable income, market anticipation and customer perception as well as others. The factors that affect the industry change rapidly.

In this environment, mortgage banking companies generally attempt to anticipate the future marketplace, engage in hedging activities and continuously reassess business plans and strategies to effectively position themselves in the marketplace.

As a result, current events can diminish the relevance of “quarter over quarter” and “year-to-date over year-to-date” comparisons of financial information.  In such instances, the Company intends to present financial information in its Management Discussion and Analysis that is the most relevant to its financial information.

General Overview

We are a mortgage real estate investment trust, or “REIT,” that is a nationwide acquirer, originator, seller and investor of non-conforming Alt-A residential mortgages, or “Alt-A mortgages,” and to a lesser extent, small-balance, commercial mortgages, or “commercial mortgages.”  We also provide warehouse financing to originators of mortgages.

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

The long-term investment operations also invest in commercial mortgages that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages, or “hybrid ARMs.”  Commercial mortgages have interest rate floors, which are the initial start rate, in some circumstances lock out periods and prepayment penalty periods of three-, five-, seven- and ten-years.  Commercial mortgages provide greater asset diversification on our balance sheet as borrowers of commercial mortgages typically have higher credit scores and commercial mortgages typically have lower loan-to-value ratios, or “LTV ratios,” and longer average life to payoff than Alt-A mortgages.

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

In 2005 and 2006, the Company completed ISAC REMIC 2005-2, ISAC REMIC 2006-1, and ISAC REMIC 2006-3 securitizations which were treated as sales for tax purposes but treated as secured borrowings for generally accepted accounting principles (GAAP) and consolidated in the financial statements.  The associated collateral and borrowings are included in securitized mortgage collateral and borrowings, respectively, for reporting purposes. Hence, reference to “Securitized mortgage collateral” or “Securitized mortgage borrowings” includes the REMIC 2005-2, 2006-1, and 2006-3 securitized collateral and borrowings.

In the second quarter of 2006, the Company completed ISAC REMIC 2006-2 securitization in the amount of $834.0 million which was treated as a sale for both tax and GAAP purposes.  The residual interest, calculated as present value of estimated future cash flows, was retained as a result of the ISAC REMIC 2006-2 securitization, and is recorded in other assets on the balance sheet as investment securities available for sale.  Investments in residual interest and subordinated securities represent higher risk than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities.  The risk associated with holding residual interest and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities.   The value of residual interests represents the present value of future cash flows expected to be received by us from excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses.  The Company estimates future cash flows from these securities utilizing assumptions based in part on projected discount rates, delinquency rates, mortgage loan prepayment speeds and credit losses.

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

The commercial operations originate commercial mortgages that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages, or “hybrid ARMs,” with balances that generally range from $500,000 to $5.0 million.  Commercial mortgages have interest rate floors, which is the initial start rate; in some circumstances have lockouts and prepayment penalty periods of three-, five-, seven- and ten-years.  These mortgages provide greater asset diversification on our balance sheet as commercial mortgage borrowers typically have higher credit scores and typically have lower loan-to-value ratios, or “LTV ratios,” and the mortgages have longer average lives than residential mortgages.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and may require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include allowance for loan losses, derivative financial instruments and securitization of financial assets as financing versus sale, amortization of loan premium and securitization costs, compliance with Regulation AB and taxable income.

Selected Financial Results for the Third Quarter of 2006

•                   Estimated taxable income per diluted share was $0.23 compared to $0.27 for the second quarter of 2006 and $0.36 for the first quarter of 2006;

•                   Cash dividends declared per common share was $0.25 compared to $0.25 for the second quarter of 2006 and $0.25 for the first quarter of 2006;

•                   Book value per common share was $11.94 as of September 30, 2006 compared to $13.24 as of December 31, 2005 and $12.93 as of September 30, 2005; the reduction in the net book value per common share from June 30, 2006 is primarily the result of a non-cash $155.5 million loss on the change in fair value of derivative instruments, as more fully described in the Results of Operations discussion;

•                   Total assets were $22.5 billion as of September 30, 2006 compared to $27.7 billion as of December 31, 2005 and $27.9 billion as of September 30, 2005;

•                   The mortgage operations acquired and originated $3.1 billion of primarily Alt-A mortgages compared to $2.2 billion for the second quarter of 2006 and $6.2 billion for the third quarter of 2005;

•                   The commercial mortgage operations originated $233.9 million of commercial mortgages compared to $277.9 million for the second quarter of 2006 and $211.9 million for the third quarter of 2005.

•                  The Company completed the $2.0 billion REMIC 2006-3 securitization which was treated as financing for GAAP purposes and consolidated onto the balance sheet as compared to the $834.0 million REMIC 2006-2 securitization during the second quarter of 2006 which was treated as a sale for GAAP purposes.  During the third quarter of 2005, the Company did not complete a REMIC securitization.

Selected Financial Results for the First Nine Months of 2006

•                   Estimated taxable income per diluted share decreased to $0.86 compared to $1.68 for the first nine months of 2005;

•                   Cash dividends declared per share decreased to $0.75 compared to $1.95 for the first nine months of 2005;

•                   The mortgage operations acquired and originated $7.4 billion of primarily Alt-A mortgages compared to $16.3 billion for the first nine months of 2005;

•                   The long-term investment operations, retained for investment $2.8 billion of primarily Alt-A mortgages compared to $9.7 billion for the first nine months of 2005; and

•                   The commercial mortgage operations originated $713.8 million of commercial mortgages compared to $591.8 million for the first nine months of 2005.

Third Quarter and Year to Date 2006 Taxable Income

Because dividend payments are based on estimated taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income available to common stockholders, which is a non-generally accepted accounting principle, or “non-GAAP,” financial measurement, is useful information for our investors.

The following table presents a reconciliation of net (loss) earnings (GAAP) to estimated taxable income available to common stockholders for the periods indicated (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30, (1)		Ended September 30, (1)
	2006	2005	2006	2005
Net (loss) earnings GAAP	$(127,690)	$126,357	$(15,768)	$244,967
Adjustments to net (loss) earnings: (2)
Loan loss provision (3)	3,183	13,434	3,288	25,219
REMIC income (4)	2,838	—	11,933	—
Tax deduction for actual loan losses (3)	(5,540)	(4,690)	(16,087)	(10,604)
Change in fair value of derivatives (5)	150,051	(108,905)	95,186	(146,913)
Dividends on preferred stock	(3,672)	(3,624)	(11,016)	(10,872)
Net (earnings) loss of taxable REIT subsidiaries (6)	(4,853)	(830)	10,997	(16,254)
Dividend from taxable REIT subsidiaries (7)	3,900	7,000	7,400	32,850
Elimination of inter-company loan sales transactions (8)	(983)	1,581	(21,205)	9,824
Miscellaneous adjustments	96	—	335	—
Estimated taxable income available to common stockholders (9)	$17,330	$30,323	$65,063	$128,217
Estimated taxable income per diluted common share (9)	$0.23	$0.40	$0.86	$1.68
Diluted weighted average common shares outstanding	76,132	76,318	76,119	76,311

(1)                       Estimated taxable income includes estimates of book to tax adjustments and can differ from actual taxable income as calculated when we file our annual corporate tax return. Since estimated taxable income is a non-GAAP financial measurement, the reconciliation of estimated taxable income available to common stockholders to net (loss) earnings is intended to meet the requirements of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders.

(2)                       Certain adjustments are made to net (loss) earnings in order to calculate taxable income due to differences in the way revenues and expenses are recognized under the two methods.

(3)                       To calculate estimated taxable income, actual loan losses are deducted. For the calculation of net earnings, GAAP requires a deduction for estimated losses inherent in our mortgage portfolios in the form of a provision for loan losses, which are not deductible for tax purposes. Therefore, as the estimated losses provided for under GAAP are actually realized, the losses will negatively and may materially effect future taxable income.

(4)                       Includes GAAP to Tax Differences related to the ISAC REMIC 2005-2, ISAC REMIC 2006-1, and ISAC REMIC 2006-3 securitizations, which were treated as secured borrowings for GAAP purposes and sales for tax purposes.

(5)                       The mark-to-market change for the valuation of derivatives at IMH is income or expense for GAAP financial reporting purposes but is not included as an addition or deduction for taxable income calculations until realized.

(6)                       Represents net earnings of IFC and ICCC, our taxable REIT subsidiaries (TRSs), which may not necessarily equal taxable income.  Starting January 1, 2006, the Company elected to convert ICCC from a qualified REIT subsidiary to a TRS.  Therefore, the three and nine months ended September 30, 2005 does not include any net earnings or losses of ICCC.

(7)                       Any dividends paid to IMH by the TRSs in excess of their cumulative undistributed taxable income would be recognized as return of capital by IMH to the extent of IMH’s capital investment in the TRSs. Distributions from the TRSs to IMH may not equal the TRSs’ net earnings, however, IMH can only recognize dividend distributions received from the TRSs as taxable income to the extent that the TRSs’ distributions are from current or prior period undistributed taxable income. Any distributions by the TRSs in excess of IMH’s capital investment in the TRSs would be taxed as capital gains.

(8)                       Includes the effects to taxable income associated with the elimination of gains from inter-company loan sales and other inter-company transactions between IFC, ICCC, and IMH, net of tax and the related amortization of the deferred charge.

(9)                       Excludes the deduction for common stock dividends paid and the availability of a deduction attributable to net operating loss carry-forwards. As of December 31, 2005, the Company has estimated federal net operating loss carry-forwards of $18.1 million that are expected to be utilized prior to their expiration in the year 2020.

Third Quarter 2006 vs. Second Quarter 2006 Net GAAP Earnings

The results of operations for the third quarter of 2006 resulted in a net loss of $127.7 million or $1.73 per share as compared to net earnings $26.4 million or $0.30 per share, for the second quarter of 2006. The decrease is primarily due to the decrease in the fair value of the derivative instruments and a decrease in net interest income partially offset by an increase in realized gains from derivative instruments.

Included in net earnings was a primarily mark-to-market loss in the fair value of derivative instruments whereby the Company records a change in fair value of its derivative instruments as a gain or loss in the current period, which during the third quarter of 2006 decreased to a loss of $155.5 million as compared to a gain of $11.5 million during the second quarter 2006.  The change in the fair value of the derivative instruments was the result of a partial inversion in the forward yield curve as of September 30, 2006.  The third quarter of 2006 resulted in a net interest expense of $24.5 million as compared to a net interest expense of $14.7 million for the second quarter of 2006.  The increase in net interest expense of $9.8 million was primarily due to a decrease in interest income on mortgage assets of $13.1 million partially offset by a reduction in interest expense mortgage borrowings of $3.7 million.  Realized gains on derivative instruments increased to $60.6 million during the third quarter of 2006 as compared to $55.9 million during the second quarter of 2006.

Third Quarter 2006 vs. Second Quarter 2006 Estimated Taxable Income

Estimated taxable income decreased by $3.3 million to $17.3 million, or $0.23 per diluted common share during the third quarter of 2006, compared to $20.6 million or $0.27 per diluted common share for the second quarter 2006 primarily attributable to a decrease in adjusted net interest income at the REIT of $3.9 million, partially offset by a decrease in actual loan losses of $600,000, and a $400,000 increase in dividend income from the taxable REIT subsidiary, Impac Funding Corporation.

The decrease in adjusted net interest income at the REIT of $3.9 million was primarily the result of a decrease in interest income of $10.3 million, partially offset by a decrease in interest expense of $3.7 million and an increase in realized gain from derivative instruments of $2.7 million.  Although interest income and interest expense decreased primarily due to a decline in the average balances of the securitized mortgage collateral and the related securitized mortgage borrowings, the adjusted net interest margin as a percentage of total average mortgage assets improved to 39 basis points as compared to 38 basis points during the second quarter 2006.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

(dollars in thousands)

	September 30,	December 31,	Increase	%
	2006	2005	(Decrease)	Change
Cash and cash equivalents	$161,901	$146,621	$15,280	10%
Restricted Cash	498	698	(200)	(29)
Securitized mortgage collateral	20,232,463	24,494,290	(4,261,827)	(17)
Finance receivables	297,657	350,217	(52,560)	(15)
Mortgages held-for-investment	3,134	160,070	(156,936)	(98)
Allowance for loan losses	(65,715)	(78,514)	(12,799)	(16)
Mortgages held-for-sale	1,293,085	2,052,694	(759,609)	(37)
Accrued interest receivable	103,807	123,565	(19,758)	(16)
Derivatives	176,797	250,368	(73,571)	(29)
Other assets	286,757	220,370	66,387	30
Total assets	$22,490,384	$27,720,379	$(5,229,995)	(19)%

Securitized mortgage borrowings	$19,697,798	$23,990,430	$(4,292,632)	(18)%
Reverse repurchase agreements	1,542,441	2,430,075	(887,634)	(37)
Other liabilities	182,484	132,927	49,557	37
Total liabilities	21,422,723	26,553,432	(5,130,709)	(19)
Total stockholders’ equity	1,067,661	1,166,947	(99,286)	(9)
Total liabilities and stockholders’ equity	$22,490,384	$27,720,379	$(5,229,995)	(19)%

Total assets were $22.5 billion as of September 30, 2006 as compared to $27.7 billion as of December 31, 2005.  The reduction in total assets of $5.2 billion was mainly attributable to $5.3 billion in whole loan sales, REMIC securitizations for $834.0 million, and $6.7 billion in total principal pay downs, which was partially offset by total year-to-date acquisitions and originations of $8.2 billion.

The following table presents selected information about mortgages held as securitized mortgage collateral as of the dates indicated:

	Residential			Commercial
	As of			As of
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2006	2005	2005	2006	2005	2005
Percent of Alt-A mortgages	99	99	99	N/A	N/A	N/A
Percent of non-hybrid ARMs	10	14	15	2	4	5
Percent of hybrid ARMs	75	75	75	98	96	95
Percent of FRMs	15	11	10	0	0	0
Percent of interest-only	73	71	69	13	11	8
Weighted average coupon	6.52	6.10	5.97	5.84	5.62	5.51
Weighted average margin	3.73	3.79	3.77	2.69	2.69	2.71
Weighted average original LTV	75	76	76	67	67	67
Weighted average original credit score	696	695	695	730	728	728
Percent with active prepayment penalty	73	75	76	100	100	100
Prior 3-month constant prepayment rate	40	38	40	8	9	11
Prior 12-month prepayment rate	38	37	37	9	9	8
Lifetime prepayment rate	30	25	25	6	5	5
Weighted average debt service coverage ratio	N/A	N/A	N/A	1.29	1.22	1.32
Percent of mortgages in California	53	55	56	66	71	73
Percent of purchase transactions	59	60	59	51	52	52
Percent of owner occupied	79	81	81	N/A	N/A	N/A
Percent of first lien	99	99	99	100	100	100

* N/A = Not Applicable

The following table presents selected financial data as of the dates indicated (dollars in thousands, except share data):

	As of and Year-to-Date Ended,
	September 30,	December 31,	September 30,
	2006	2005	2005
Book value per share	$11.94	$13.24	$12.93
Return on average assets	(0.09)%	1.01%	1.25%
Return on average equity	(1.73)%	24.13%	29.74%
Assets to equity ratio	20.97:1	23.75:1	24.53:1
Debt to equity ratio	19.99:1	22.72:1	23.46:1
Mortgages owned 60+ days delinquent	$1,035,601	$733,348	$512,382
60+ day delinquency of mortgages owned	5.01%	3.12%	2.18%

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

As of September 30, 2006, the original weighted average credit score of mortgages held as residential and commercial securitized mortgage collateral was 696 and 730 respectively, and the original weighted average LTV ratio was 75% and 67%, respectively.  During the third quarter of 2006, the mortgage operations acquired or originated $3.1 billion of residential mortgages with an original weighted average credit score of 695 and an original weighted average LTV ratio of 73%.  ICCC also originated $233.9 million of commercial mortgages with a weighted average credit score of 724, a weighted average debt service cover ratio of 1.22 and an original weighted average LTV ratio of 65%.

We monitor our sub-servicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide.  This includes an effective and aggressive collection effort in order to minimize the number of mortgages becoming seriously delinquent.  When resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action.  The sub-servicer is required to determine payment collection under various circumstances, which will result in maximum financial benefit.  We accomplish this by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property.  We perform ongoing reviews of mortgages that display weaknesses and believe that we maintain an adequate loss allowance on the mortgages.  When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings.  If the mortgage is not reinstated within the time period permitted by law for reinstatement, the property may then be sold at a foreclosure sale.  At foreclosure sales, we generally acquire title to the property.  As of September 30, 2006, our long-term mortgage portfolio included 5.01% of mortgages that were 60 days or more delinquent compared to 3.12% as of December 31, 2005.

The following table summarizes mortgages that we own, including securitized mortgage collateral, mortgages held for long-term investment and mortgages held-for-sale, that were 60 or more days delinquent for the periods indicated (in thousands):

	At September 30,	At December 31,
	2006	2005
60 - 89 days delinquent	$319,346	$300,039
90 or more days delinquent	322,809	221,581
Foreclosures	334,415	161,414
Delinquent bankruptcies	59,031	50,314
Total 60 or more days delinquent	$1,035,601	$733,348

Non-performing assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest.  When real estate is acquired in settlement of loans, or other real estate owned, the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion less anticipated selling costs. As of September 30, 2006, non-performing assets as a percentage of total assets was 3.70% compared to 1.73% as of December 31, 2005.

The following table summarizes mortgages that we own, including securitized mortgage collateral, mortgages held for long-term investment and mortgages held-for-sale, that were non-performing for the periods indicated (in thousands):

	At September 30,	At December 31,
	2006	2005
90 or more days delinquent, foreclosures and delinquent bankruptcies	$716,255	$433,309
Other real estate owned	114,825	46,351
Total non-performing assets	$831,080	$479,660

Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or estimated fair value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are charged against the allowance for loan losses.  Losses or gains from the ultimate disposition of real estate owned are recorded as (gain) loss on sale of other real estate owned in the consolidated statement of operations.  Real estate owned increased from $46.4 million to $114.8 million as a result of an increase in delinquencies.  We have realized a gain on disposition of real estate owned in the amount of $1.3 million for each of the nine month periods ended September 30, 2006 and 2005.

In evaluating the adequacy of the allowance for loan losses, a detailed analysis of historical loan performance data is accumulated and reviewed, including the delinquency rates. This data is analyzed for loss performance and prepayment performance by product type, and vintage. The results of that analysis are then applied to the current mortgage portfolio and an estimate is calculated. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, political factors and industry statistics. While our delinquency rates have increased they have not increased at a rate in excess of our expectations. We believe our total allowance for loan losses is adequate to absorb losses inherent in our mortgage portfolio as of September 30, 2006.

Prepayment Risk.  The Company uses prepayment penalties as a method of partially mitigating prepayment risk.  Mortgage industry evidence suggests that the increase in home appreciation rates and lower payment option mortgage products over the last three years was a significant factor affecting borrowers refinancing decisions through 2005.  The three-month constant prepayment rate (CPR) increased to 40% at September 30, 2006 from 38% as of December 31, 2005, which is related to prepayments on hybrid ARMs at their reset.

During the nine months ended September 30, 2006, 82% of Alt-A mortgages acquired by the long-term investment operations from the mortgage operations had prepayment penalty features ranging from six-months to five years.  As of September 30, 2006, 73% and 100% of mortgages held as residential and commercial securitized mortgage collateral had prepayment penalties, respectively.  As of September 30, 2006, the twelve-month CPR of mortgages held as securitized mortgage collateral was 38% as compared to a 37% twelve-month CPR as of September 30, 2005.  Prepayment penalties are charged to borrowers for mortgages that are paid early and recorded as interest income on our consolidated financial statements. Interest income from prepayment penalties helps offset amortization of loan premiums and securitization costs. During the first nine months of 2006, prepayment penalties received from borrowers were recorded as interest income and increased 7 basis points to 21 basis points of mortgage assets as compared to 14 basis points of mortgage assets in the first nine months of 2005.

Liquidity Risk.  We employ a leverage strategy to increase assets by financing our long-term mortgage portfolio primarily with securitized mortgage borrowings, reverse repurchase agreements and capital, then using cash proceeds to acquire additional mortgage assets. We retain ARMs and FRMs that are acquired and originated from the mortgage and commercial operations and finance the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements. After accumulating a pool of mortgages we sell the mortgages in the form of securitized mortgage collateral, whole loan sales or REMICs. Our strategy is to sell or securitize our mortgages within 90 days in order to reduce the accumulation period that mortgages are outstanding on short-term reverse repurchase facilities, which reduces our exposure to margin calls and reduces spread risk on these facilities. Securitized mortgage borrowings are classes of bonds that are sold to investors of mortgage-backed securities and as such are not subject to margin calls. In addition, the securitized mortgage borrowings generally require a smaller initial cash investment as a percentage of mortgages financed than does interim reverse repurchase financing. We continually monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. Additionally, as interest rates decline our requirement to maintain certain cash collateral balances increases, which reduces our cash and cash equivalents available for use in operations.  As of September 30, 2006 our cash collateral balance totaled $47.8 million, as compared to $16.6 million as of December 31, 2005.  For additional information regarding liquidity refer to “Liquidity and Capital Resources.”

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Results of Operations

For the Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005

Condensed Statements of Operations Data

(dollars in thousands, except share data)

	For the Three Months Ended September 30,
			Increase	%
	2006	2005	(Decrease)	Change
Total Interest income	$300,266	$324,050	$(23,784)	(7)%
Total Interest expense	324,776	281,154	43,622	16
Net interest (expense) income	(24,510)	42,896	(67,406)	(157)
Provision for loan losses	3,183	13,434	(10,251)	(76)
Net interest (expense) income after provision for loan losses	(27,693)	29,462	(57,155)	(194)
Total non-interest (loss) income	(65,398)	129,012	(194,410)	(151)
Total non-interest expense	32,365	39,454	(7,089)	(18)
Income tax expense (benefit)	2,234	(7,337)	(9,571)	(130)
Net (loss) earnings	$(127,690)	$126,357	$(254,047)	(201)%

Net (loss) earnings per share - diluted	$(1.73)	$1.61	$(3.34)	(207)%
Dividends declared per common share	$0.25	$0.45	$(0.20)	(44)%

For the Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005

Condensed Statements of Operations Data

(dollars in thousands, except share data)

	For the Nine Months Ended September 30,
			Increase	%
	2006	2005	(Decrease)	Change
Total Interest income	$949,229	$911,214	$38,015	4%
Total Interest expense	977,011	721,059	255,952	35
Net interest (expense) income	(27,782)	190,155	(217,937)	(115)
Provision for loan losses	3,288	25,219	(21,931)	(87)
Net interest (expense) income after provision for loan losses	(31,070)	164,936	(196,006)	(119)
Total non-interest income	104,289	181,433	(77,144)	(43)
Total non-interest expense	100,612	115,326	(14,714)	(13)
Income tax benefit	(11,625)	(13,924)	(2,299)	(17)
Net (loss) earnings	$(15,768)	$244,967	$(260,735)	(106)%

Net (loss) earnings per share - diluted	$(0.35)	$3.07	$(3.42)	(111)%
Dividends declared per common share	$0.75	$1.95	$(1.20)	(62)%

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

The following table summarizes average balance, interest and weighted average yield on investments in mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30,
	2006			2005
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$31,503	$1,509	19.16%	$58,227	$442	3.04%
Securitized mortgage collateral (1)	19,581,945	257,995	5.27%	23,294,226	271,661	4.66%
Mortgages held-for-investment and held-for-sale	2,073,935	33,405	6.44%	2,956,712	45,768	6.19%
Finance receivables	263,106	5,230	7.95%	304,593	4,834	6.35%
Total mortgage assets\ interest income	$21,950,489	$298,139	5.43%	$26,613,758	$322,705	4.85%

BORROWINGS
Securitized mortgage borrowings	$19,190,482	$289,925	6.04%	$22,849,177	$243,945	4.27%
Reverse repurchase agreements	2,098,722	32,552	6.20%	3,070,767	35,448	4.62%
Total borrowings on mortgage assets\ interest expense	$21,289,204	$322,477	6.06%	$25,919,944	$279,393	4.31%

Net Interest Spread (2)			(0.63)			0.54%
Net Interest Margin (3)			(0.44)			0.65%

Net interest (expense) income on mortgage assets		$(24,338)	(0.44)		$43,312	0.65%
Less: accretion of loan discounts (4)		(14,837)	(0.27)		(20,355)	(0.31)
Adjusted by net cash receipts on derivatives (5)		60,630	1.10		10,975	0.17
Adjusted Net Interest Margin (6)		$21,455	0.39%		$33,932	0.51%

Effect of amortization of loan premiums and securitization costs (7)		$54,594	(0.99)		$77,571	(1.17)

	For the Nine Months Ended September 30,
	2006			2005
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$29,722	$2,686	12.05%	$36,343	$1,094	4.01%
Securitized mortgage collateral (1)	21,667,571	838,452	5.16%	22,931,073	780,395	4.54%
Mortgages held-for-investment and held-for-sale	1,782,364	86,603	6.48%	2,350,281	110,902	6.29%
Finance receivables	284,295	15,037	7.05%	342,728	14,674	5.71%
Total mortgage assets\ interest income	$23,763,952	$942,778	5.29%	$25,660,425	$907,065	4.71%

BORROWINGS
Securitized mortgage borrowings	$21,233,648	$888,144	5.58%	$22,542,836	$639,667	3.78%
Reverse repurchase agreements	1,870,276	81,881	5.84%	2,499,525	78,192	4.17%
Total borrowings on mortgage assets\ interest expense	$23,103,924	$970,025	5.60%	$25,042,361	$717,859	3.82%

Net Interest Spread (2)			(0.31)			0.89%
Net Interest Margin (3)			(0.15)			0.98%

Net interest (expense) income on mortgage assets		$(27,247)	(0.15)		$189,206	0.98%
Less: accretion of loan discounts (4)		(48,910)	(0.27)		(57,940)	(0.30)
Adjusted by net cash receipts (payments) on derivatives (5)		156,633	0.88		(4,209)	(0.02)
Adjusted Net Interest Margin (6)		$80,476	0.45%		$127,057	0.66%

Effect of amortization of loan premiums and securitization costs (7)		$181,071	(1.02)		$216,168	(1.12)

(1)	Interest on Securitized mortgage collateral includes amortization of acquisition cost on mortgages acquired from the mortgage operations and accretion of loan discounts.
(2)	Net interest spread on mortgage assets is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.
(3)

Net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total average mortgage assets and annualized for the quarter margin.

(4)	Yield represents income from the accretion of loan discounts, included in (1) above, divided by total average mortgage assets.
(5)	Yield represents net cash (payments) receipts on derivatives divided by total average mortgage assets.
(6)

Adjusted net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets, accretion of loan discounts and net cash receipts on derivatives from interest income on total mortgage assets divided by total average mortgage assets. Net cash receipts on derivatives are a component of realized gain on derivative instruments on the consolidated statements of operations. Adjusted net interest margins on mortgage assets is a non-GAAP financial measurement, however, the reconciliation provided in this table is intended to meet the requirements of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements. We believe that the presentation of adjusted net interest margin on mortgage assets is useful information for our investors as it more closely reflects the true economics of net interest margins on mortgage assets.

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

•                  a more challenging competitive environment; and

•                  partially offset by cash receipts from derivative instruments.

Third Quarter 2006 vs. Third Quarter 2005

The operations for the third quarter of 2006 resulted in net interest expense of $24.5 million as compared to net interest income of $42.9 million for 2005. The decrease in net interest income of $67.4 million was primarily due to net interest margins on mortgage assets declining by 109 basis points to (0.44)% for 2006 as compared to 0.65% for 2005.  Net interest margin on mortgage assets declined as one-month LIBOR, which is the interest rate index used to price borrowing costs on securitized mortgage and reverse repurchase borrowings, rose approximately 146 basis points since the third quarter of 2005 while mortgage assets over the same period did not re-price upward as quickly. The increase in borrowings resulted in an increase in interest expense of 16% to $324.8 million during the quarter ended September 30, 2006 as compared to $281.2 million during the quarter ended September 30, 2005.  Adjusted net interest margins on mortgage assets, as defined in the yield table above, declined by 12 basis points to 0.39% during the third quarter of 2006 as compared to 0.51% during the third quarter of 2005. The decrease in adjusted net interest margins on mortgage assets was primarily due to a negative variance of 175 basis points in borrowing costs partially offset by a favorable variance of 93 basis points on realized gains from derivative assets and a favorable variance of 58 basis points on mortgage assets as coupons have adjusted.

Since the third quarter of 2005, the Federal Reserve raised short-term interest rates, which increased the one-month LIBOR, approximately 146 basis points.  This caused borrowing costs on adjustable rate securitized mortgage borrowings, which are tied to the one-month LIBOR to re-price monthly without limitation, to rise at a faster pace than coupons on LIBOR ARMs securing securitized mortgage borrowings, which generally re-price every six months with limitation.   LIBOR ARMs held in our long-term investment portfolio are subject to the following interest rate risks:

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

Along with an increase in short-term interest rates, our expectation, based on past experience, was that we would see a corresponding decline in mortgage prepayment speeds. However, mortgage prepayment speeds have continued at heightened levels during 2006.  There is mortgage industry evidence that documents a substantial increase in home appreciation rates over the last three years which has been a significant factor affecting prepayment patterns of residential borrowers.  The three-month constant prepayment rate (CPR) increased to 40% at September 30, 2006 from 38% as of December 31, 2005, which is related to prepayments on hybrid ARMs at their reset.

Amortization of loan premiums and securitization expenses decreased by 18 basis points to 0.99% of average mortgage assets during the third quarter of 2006 as compared to 1.17% of average mortgage assets during the same period in 2005.  A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments.  However, if borrowers do prepay on mortgages, a prepayment penalty is charged which helps partially offset additional amortization of loan premiums and securitization costs related to the prepaid mortgages. During the third quarter of 2006, prepayment penalties received from borrowers was recorded as interest income and remained flat at 20 basis points of mortgage assets as compared to the third quarter of 2005.

Additionally, the net interest margin continues to be affected by the difficult competitive environment facing mortgage portfolio lenders.  As a result, net interest margins continue to tighten on newly originated loans. Furthermore, a rise in short-term rates and a decline in long-term rates has resulted in a partial inversion of the yield curve, adding pressure to mortgage lending profitability.

During the third quarter of 2006, adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, decreased by 12 basis points as compared to a decline of 109 basis points on net interest margin on mortgage assets.  Adjusted net interest margin on mortgage assets did not decline as much as net interest margin on mortgage assets primarily due to a 93 basis point increase in realized cash receipts from derivative instruments relative to total average mortgage assets.  Realized cash receipts from derivative instruments partially offset the decline in adjusted net interest margins on mortgage assets which was caused by the factors described above.

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

First Nine Months of 2006 vs. First Nine Months of 2005

The operations for the first nine months of 2006 resulted in net interest expense of $27.8 million as compared to net interest income of $190.2 million for the same period of 2005. The decrease in net interest income of $217.9 million was primarily due to net interest margins on mortgage assets declining by 113 basis points to (0.15)% for 2006 as compared to 0.98% for 2005.  Net interest margin on mortgage assets declined as the one-month LIBOR, which is the interest rate index used to price borrowing costs on securitized mortgage and reverse repurchase borrowings, rose approximately 146 basis points since the third quarter of 2005 while mortgage assets over the same period did not re-price upward as quickly. This resulted in an increase in interest expense of 35% to $977.0 million for the nine months ended September 30, 2006 as compared to $721.1 million for the nine months ended September 30, 2005.  Adjusted net interest margins on mortgage assets, as defined in the yield table above, declined by 21 basis points to 0.45% during the first nine months of 2006 as compared to 0.66% during the first nine months of 2005. The decrease in adjusted net interest margins on mortgage assets was primarily due to a negative variance of 178 basis points in borrowing costs partially offset by a favorable variance of 90 basis points on realized gains from derivative assets and a favorable variance of 58 basis points on mortgage assets as coupons adjust.

Since the third quarter of 2005, the Federal Reserve raised short-term interest rates, which increased the one-month LIBOR, approximately 146 basis points.  This caused borrowing costs on adjustable rate securitized mortgage borrowings, which are tied to the one-month LIBOR and re-price monthly without limitation, to rise at a faster pace than coupons on LIBOR ARMs securing securitized mortgage borrowings, which generally re-price every six months with limitation. LIBOR ARMs held in our long-term investment portfolio are subject to the following interest rate risks:

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

Along with an increase in short-term interest rates, our expectation, based on past experience, was that we would see a corresponding decline in mortgage prepayment speeds. However, mortgage prepayment speeds have continued at heightened levels during 2006.  There is mortgage industry evidence that documents a substantial increase in home appreciation rates over the last three years which has been a significant factor affecting prepayment patterns of residential borrowers.  The three-month constant prepayment rate (CPR) increased to 40% at September 30, 2006 from 38% as of December 31, 2005 which is related to prepayments on hybrid ARMs at their reset.

Amortization of loan premiums and securitization expenses decreased by 10 basis points to 1.02% of average mortgage assets during the first nine months of 2006 as compared to 1.12% of average mortgage assets during the same period in 2005.

A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments.  However, if borrowers do prepay on mortgages, a prepayment penalty is charged which helps partially offset additional amortization of loan premiums and securitization costs related to the prepaid mortgages.  During the first nine months of 2006, prepayment penalties received from borrowers was recorded as interest income and increased 7 basis points to 21 basis points of mortgage assets as compared to 14 basis points of mortgage assets in the first nine months of 2005.

Additionally, the net interest margin continues to be affected by the difficult competitive environment facing mortgage portfolio lenders.  As a result, net interest margins continue to tighten on newly originated loans. Furthermore, a rise in short-term rates and a decline in long-term rates has resulted in a partial inversion of the yield curve, adding pressure to mortgage lending profitability.

During the first nine months of 2006, adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, decreased by 21 basis points as compared to a decline of 113 basis points on net interest margin on mortgage assets.  Adjusted net interest margin on mortgage assets did not decline as much as net interest margin on mortgage assets primarily due to a 90 basis point increase in realized cash receipts from derivative instruments relative to total average mortgage assets. Realized cash receipts from derivative instruments partially offset the decline in adjusted net interest margins on mortgage assets which was caused by the factors described above.

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

Provision for Loan Losses

The Company provides for loan losses in accordance with its policies that include a detailed analysis of historical loan performance data which is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current mortgage portfolio and an estimate is derived. The Company’s general allowance for loan losses reflects the expectation that losses inherent in the portfolio will exceed the level of annualized losses we are currently experiencing.

The allowance for loan losses of $65.7 million at September 30, 2006 was comprised of specific reserves for estimated hurricane losses of $6.6 million, for finance receivables of $10.3 million and a loan portfolio reserve of $48.8 million.  During the nine months ended September 30, 2006, specific reserves on hurricane losses and the loan portfolio reserve both decreased by $6.2 million. The decrease in the specific reserve for estimated hurricane losses was due to updated property inspection information and principal reductions of loans. The decrease in the loan portfolio reserve was due to a decrease in the portfolio of securitized mortgage collateral and mortgages held for investment. However, exclusive of specific reserves, the Company maintained an allowance for securitized mortgage collateral and mortgage loan held-for-sale for loan losses of 24 basis points at September 30, 2006 compared to 22 basis points at December 31, 2005. The ratio of loan portfolio reserve to annualized loan losses was 2.27 at September 30, 2006. The Company believes the total allowance for loan losses is adequate to absorb losses inherent in the loan portfolio at September 30, 2006.

For further information on delinquencies in our long-term investment portfolio and non-performing assets refer to “Financial Condition and Results of Operations—Credit Risk.”

Non-Interest Income

Changes in Non-Interest Income

(dollars in thousands)

	For the Three Months Ended September 30,
			Increase	%
	2006	2005	(Decrease)	Change
Realized gain from derivative instruments	$60,630	$10,975	$49,655	452%
Change in fair value of derivative instruments	(155,534)	107,881	(263,415)	(244)
Gain on sale of loans	4,906	12,118	(7,212)	(60)
Recovery of (provision for) repurchases	15,876	(3,242)	19,118	590
Other income	8,724	1,280	7,444	582
Total non-interest (expense) income	$(65,398)	$129,012	$(194,410)	(151)%

Realized Gain from Derivative Instruments. Realized gain from derivative instruments increased to $60.6 million during the third quarter of 2006 as compared to $11.0 million during the third quarter of 2005, or 110 basis points of total average mortgage assets during the third quarter of 2006 as compared to 17 basis points of total average mortgage assets during the third quarter of 2005.  The increase in realized gain from derivative instruments is due to the approximately 146 basis point increase in the one-month LIBOR from the end of the third quarter 2005, which has caused the floating rate payments received on swaps to increase above the fixed payments made.  Realized gains from derivative instruments are recorded as current period expense or income in our consolidated financial statements and are included in the calculation of taxable income in the “Taxable Income” table.

Change in Fair Value of Derivative Instruments.  The change in fair value of derivative instruments decreased to a loss of $155.5 million during the third quarter of 2006 as compared to a gain of $107.9 million during the third quarter of 2005.  The amount of market valuation adjustment is the result of changes in the market’s expectation of future interest rates, and resulted in a partial inversion in the forward yield curve as of September 30, 2006.  The fair value of the derivative instruments represented the present value of estimated future net cash flows.  As the forward yield curve inverted the floating rate cash receipts declined resulting in a reduced fair value of the derivative instruments.  We primarily enter into derivative contracts to offset changes in cash flows associated with securitized mortgage borrowings.  In our consolidated financial statements, we record a market valuation adjustment for these derivatives, as well as other derivatives used by the mortgage operations to hedge our loan pipeline and mortgage loans held-for-sale, as current period expense or income.  The change in fair value of derivatives at the qualified REIT entities is excluded for purposes of calculating taxable income as shown in the reconciliation table of net earnings to estimated taxable income in the “Taxable Income” table.

Gain on Sale of Loans. The quarter-over-quarter decrease in gain on sale of loans was primarily due to a decrease in the associated net gains related to the subsequent sale of whole loans to 43 basis points per loan during the third quarter of 2006 as compared to 63 basis points per loan for the same period in 2005.  Additionally, we use derivatives to protect the market value of mortgages when we have established a rate-lock commitment on a particular mortgage prior to its close and eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of that mortgage.   During the third quarter of 2006, the value of these derivatives resulted in a loss of $3.8 million as compared to a gain of $6.8 million during the third quarter of 2005.

Recovery of (Provision for) Repurchases.  A recovery of $15.9 million during the third quarter of 2006 was recorded compared to a provision of $3.2 million for the same period in 2005. The change was primarily due to a decrease in the outstanding repurchase requests at the end of the third quarter of 2006 and expected future repurchases.  Additionally, there was $114.4 million in outstanding repurchase requests from the second quarter that were rescinded by investors during the third quarter of 2006.   Repurchases were $16.0 million for the third quarter of 2006 compared to $100.0 million for the second quarter of 2006.  Additionally, whole loan sales volume decreased to $1.1 billion during the third quarter of 2006 as compared to $1.9 billion for the same period last year.

Changes in Non-Interest Income

(dollars in thousands)

	For the Nine Months Ended September 30,
			Increase	%
	2006	2005	(Decrease)	Change
Realized gain (loss) from derivative instruments	$156,633	$(4,209)	$160,842	3,821%
Change in fair value of derivative instruments	(92,602)	141,521	(234,123)	(165)
Gain on sale of loans	35,647	44,063	(8,416)	(19)
Provision for repurchases	(7,233)	(8,606)	(1,373)	(16)
Loss on lower of cost or market writedown	(15,284)	—	15,284	100
Other income	27,128	8,664	18,464	213
Total non-interest income	$104,289	$181,433	$(77,144)	(43)%

Realized Gain (Loss) from Derivative Instruments. Realized gain (loss) from derivative instruments increased to $156.6 million gain during the first nine months of 2006 as compared to a $4.2 million loss during the first nine months of 2005, or 88 basis points of total average mortgage assets during the first nine months of 2006 as compared to (2) basis points of total average mortgage assets during the first nine months of 2005.  The increase in realized gain (loss) from derivative instruments is due to the approximately 146 basis point increase in the one-month LIBOR from the end of the third quarter of 2005, which has caused the floating rate payments received on swaps to increase above the fixed payments made.  Realized gain (loss) from derivative instruments is recorded as current period expense or income on our consolidated financial statements and is included in the calculation of taxable income in the “Taxable Income” table.

Change in Fair Value of Derivative Instruments.  The change in fair value of derivative instruments decreased to a loss of $92.6 million during the first nine months of 2006 as compared to income of $141.5 million during the first nine months of 2005.  The amount of market valuation adjustment is the result of changes in the market’s expectation of future interest rates and resulted in a partial inversion in the forward yield curve as of September 30, 2006.  The fair value of the derivative instruments represented the present value of estimated future net cash flows.  As the forward yield curve inverted the floating rate cash receipts declined resulting in a reduced fair value of the derivative instruments.  We primarily enter into derivative contracts to offset changes in cash flows associated with securitized mortgage borrowings.  In our consolidated financial statements, we record a market valuation adjustment for these derivatives, as well as other derivatives used by the mortgage operations to hedge our loan pipeline and mortgage loans held-for-sale, as current period expense or income.  The change in fair value of derivatives at IMH is excluded for purposes of calculating taxable income as shown in the reconciliation table of net earnings to estimated taxable income in the “Taxable Income” table.

Gain on Sale of Loans.  The decrease in gain on sale of loans for the nine months ended September 30, 2006 was primarily due to a decrease in the associated net gains related to the subsequent sale of whole loans.  During the first nine months of 2006, net gains on whole loans decreased to 67 basis points per loan as compared to 99 basis points for the same period in 2005.  Additionally, we use derivatives to protect the market value of mortgages when we have established an interest rate-lock commitment on a particular mortgage prior to its close and eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of that mortgage.  During the nine months ended September 30, 2006, the value of these derivatives resulted in a loss of $3.9 million as compared to a gain of $3.9 million during the same period in 2005.

Provision for Repurchases.  Provision for repurchases decreased to $7.2 million during the nine months ended September 30, 2006 as compared to $8.6 million for the same period in 2005.  The decrease in provision for repurchases was primarily due to a decrease in outstanding repurchase requests at the end of the third quarter of 2006 and $114.4 million of outstanding repurchase requests that were rescinded by investors.

Loss on Lower of Cost or Market Writedown.  The loss on lower of cost or market (“LOCOM”) writedown, for the nine months ended September 30, 2006, was primarily due to the writedown on loans repurchased in the second quarter related to loans sold on a whole loan basis rather than securitized.  The Company repurchased approximately $100.0 million in loans in the second quarter of 2006 for reasons that primarily included early payment default compared to $16.0 million for the third quarter of 2006.

During September 2006 the Company transferred collateral with a net book value of $135.7 million, after including the associated lower of cost or market valuation allowance of $28.6 million, which consisted of primarily non-performing collateral from mortgages held-for-sale to securitized mortgage collateral at the lower of aggregate cost or market.  Subsequent to the transfer the Company obtained financing in the amount of $80.5 million.

Non-Interest Expense

Changes in Non-Interest Expense

(dollars in thousands)

	For the Three Months Ended September 30,
			Increase	%
	2006	2005	(Decrease)	Change
Personnel expense	$16,643	$19,592	$(2,949)	(15)%
General and administrative and other expense	4,591	7,111	(2,520)	(35)
Professional services	1,692	1,730	(38)	(2)
Equipment expense	1,543	1,414	129	9
Occupancy expense	1,248	1,284	(36)	(3)
Data processing expense	1,709	1,296	413	32
Total operating expense (1)	27,426	32,427	(5,001)	(15)
Amortization of deferred charge	4,861	6,908	(2,047)	(30)
Amortization and impairment of mortgage servicing rights	380	551	(171)	(31)
Gain on sale of other real estate owned	(302)	(432)	(130)	(30)
Total non-operating expense (2)	4,939	7,027	(2,088)	(30)
Total non-interest expense	$32,365	$39,454	$(7,089)	(18)%

Changes in Non-Interest Expense

(dollars in thousands)

	For the Nine Months Ended September 30,
			Increase	%
	2006	2005	(Decrease)	Change
Personnel expense	$51,973	$59,282	$(7,309)	(12)%
General and administrative and other expense	14,190	18,584	(4,394)	(24)
Professional services	6,201	7,170	(969)	(14)
Equipment expense	4,862	3,797	1,065	28
Occupancy expense	3,860	3,599	261	7
Data processing expense	3,819	3,075	744	24
Total operating expense (1)	84,905	95,507	(10,602)	(11)
Amortization of deferred charge	15,872	19,503	(3,631)	(19)
Amortization and impairment of mortgage servicing rights	1,112	1,577	(465)	(29)
Gain on sale of other real estate owned	(1,277)	(1,261)	16	1
Total non-operating expense (2)	15,707	19,819	(4,112)	(21)
Total non-interest expense	$100,612	$115,326	$(14,714)	(13)%

(1)	Operating expenses are primarily related to the mortgage operations personnel, which generally fluctuate in conjunction with increases or decreases in mortgage acquisition and origination volumes.
(2)	Non-operating expenses generally relate to existing assets and liabilities and are generally not a function of increases or decreases in mortgage acquisition or origination volumes.

Operating Expense.  The decrease in operating expense was primarily due to the following:

•      decrease in personnel expenses; and

•      decrease in general and administrative expenses.

2006 to 2005 Quarterly Comparative

Total operating expenses decreased 15% on a quarter-over-quarter basis as personnel expense decreased 15% to $16.6 million during the third quarter of 2006 as compared to $19.6 million for the same period in 2005. The quarter over quarter decrease is mainly attributable to a 58% decrease in bonus and incentives to $1.6 million for the third quarter of 2006 as compared to $3.8 million for the third quarter of 2005. General and administrative and other expense decreased 35% on a quarter-over-quarter basis as business promotion decreased 53% to approximately $950,000 as compared to $2.0 million for the third quarter of 2005.

2006 to 2005 Nine Month Comparative

Total operating expenses decreased 11% for the nine months ended September 30, 2006 as personnel expense decreased 12% to $52.0 million during the first nine months of 2006 as compared to $59.3 million for the same period in 2005. The decrease is mainly attributable to a 57% decrease in bonus and incentives to $6.6 million for the nine months ended September 30, 2006 as compared to $15.5 million for the same period in 2005. General and administrative and other expense decreased 24% for the nine months ended September 30, 2006 as business promotion expense decreased 48% to $3.2 million as compared to $6.2 million for the same period in 2005.

Mortgage Acquisitions and Originations by Channel

The following table summarizes the principal balance of mortgage acquisitions and originations for the periods indicated (in thousands):

	For the Three Months Ended September 30,
	2006		2005
	Principal		Principal
	Balance	%	Balance	%
By Production Channel:
Correspondent acquisitions:
Flow	$1,104,017	33	$1,692,926	27
Bulk	1,191,686	35	3,523,484	55
Total correspondent acquisitions	2,295,703	68	5,216,410	82
Wholesale and retail originations	846,803	25	940,202	15
Total mortgage operations acquisitions	3,142,506	93	6,156,612	97
Commercial Mortgage Operations	233,894	7	211,891	3
Total acquisitions and originations	$3,376,400	100	$6,368,503	100

2006 to 2005 Quarterly Comparative

As a result of the Company’s pricing strategies and a more competitive market, total residential acquisitions and originations for the third quarter of 2006 decreased to $3.1 billion as compared to $6.2 billion for the same period in 2005.  Pricing strategies and an increasingly competitive market are the primary drivers behind the reduction in bulk acquisitions, which decreased to 35% of our total acquisitions and originations during the third quarter of 2006 as compared to 55% for the same period in 2005.  Commercial originations have increased to $233.9 million for the third quarter of 2006 as compared to

$211.9 million for the same period in 2005.  The increase is primarily due to the expansion of our commercial operations in the west coast and mid-west regions.

	For the Nine Months Ended September 30,
	2006		2005
	Principal		Principal
	Balance	%	Balance	%
By Production Channel:
Correspondent acquisitions:
Flow	$3,766,955	46	$5,370,751	32
Bulk	1,661,781	20	8,724,538	52
Total correspondent acquisitions	5,428,736	66	14,095,289	84
Wholesale and retail originations	2,014,900	25	2,188,945	13
Total mortgage operations acquisitions	7,443,636	91	16,284,234	97
Commercial Mortgage Operations	713,829	9	591,792	3
Total acquisitions and originations	$8,157,465	100	$16,876,026	100

2006 to 2005 Nine Month Comparative

Acquisitions and originations decreased to $8.2 billion for the first nine months of 2006 as compared to $16.9 billion for the same period in 2005.  The reduction in acquisitions and originations at the mortgage operations is primarily due to an 81% decrease in bulk acquisitions to $1.7 billion for the first nine months of 2006 as compared to $8.7 billion for the same period in 2005.  Pricing strategies and an increasingly competitive market are the primary drivers behind the reduction in bulk acquisitions.  Commercial originations increased 21% to $713.8 million for the first nine months of 2006 as compared to $591.8 million for the same period in 2005 as the Company has hired additional sales personnel to manage and support the growth of the commercial operations into other regions of the United States.

Results of Operations by Business Segment

Long-Term Investment Operations

Condensed Statements of Operations Data

(dollars in thousands)

	For the Three Months Ended September 30,
			Increase	%
	2006	2005	(Decrease)	Change
Net interest (expense) income	$(44,079)	$8,941	$(53,020)	(593)%
Provision for loan losses	3,533	13,699	(10,166)	(74)
Net expense after provision for loan losses	(47,612)	(4,758)	(42,854)	901

Realized gain from derivative instruments	60,595	10,975	49,620	452
Change in fair value of derivative instruments	(150,051)	108,905	(258,956)	(238)
Other non-interest expense income	(70)	(530)	460	(87)
Total non-interest (loss) income	(89,526)	119,350	(208,876)	(175)

Non-interest expense	5,198	3,257	1,941	60
Net (loss) earnings	$(142,336)	$111,335	$(253,671)	(228)%

The quarter-over-quarter decrease in net earnings was primarily due to the change in fair value on derivative instruments, which decreased to a loss of $150.1 million for the third quarter of 2006 as compared to income of $108.9 million for the third quarter of 2005. The market valuation adjustment is the result of changes in the expectation of future interest rates.  Additionally, net interest income declined to a net expense of $44.1 million compared to net interest income of $8.9 million, for the three months ended September 30, 2006 and 2005, respectively, primarily due to an increase in borrowing costs, which were substantially offset by realized gains from derivative instruments, which increased to $60.6 million for the third quarter of 2006 compared to $11.0 million for the third quarter of 2005. Together, net interest income and realized gains from derivative instruments declined 17% to $16.5 million for the three months ended September 30, 2006 compared to $19.9 million for the three months ended September 30, 2005.

Condensed Statements of Operations Data

(dollars in thousands)

	For the Nine Months Ended September 30,
			Increase	%
	2006	2005	(Decrease)	Change
Net interest (expense) income	$(91,393)	$89,967	$(181,360)	(202)%
Provision for loan losses	3,638	25,484	21,846	86
Net interest (expense) income after provision for loan losses	(95,031)	64,483	(159,514)	(247)

Realized gain (loss) from derivative instruments	156,582	(4,209)	160,791	3,820
Change in fair value of derivative instruments	(95,186)	146,913	(242,099)	(165)
Other non-interest (expense) income	(852)	451	(1,303)	(289)
Total non-interest income	60,544	143,155	(82,611)	(58)

Non-interest expense	12,916	10,256	2,660	26
Net (loss) earnings	$(47,403)	$197,382	$(244,785)	(124)%

Operations for the first nine months ended September 30, 2006 resulted in net interest expense of $91.4 million compared to net interest income of $90.0 million for the same period in 2005.  The decrease in net interest income was primarily due to an increase in borrowing costs, which were substantially offset by realized gain (loss) from derivative instruments which increased to $156.6 million for the first nine months of 2006 compared to a loss of $4.2 million for the same period in 2005. Together, net interest income and realized gain (loss) from derivative instruments declined 24% to $65.2 million for the nine months ended September 30, 2006 compared to $85.8 million for the nine months ended September 30, 2005. This decline is primarily attributable to the aforementioned net interest margin compression.  Additionally, the change in fair value on derivative instruments decreased to a net expense of $95.2 million for the first nine months of 2006 as compared to net income $146.9 million for the same period in 2005. The market valuation adjustment is the result of changes in the expectation of future interest rates.

Mortgage Operations

Condensed Statements of Operations Data

(dollars in thousands)

	For the Three Months Ended September 30,
			Increase	%
	2006	2005	(Decrease)	Change
Net interest (loss)	$(3,234)	$(101)	$(3,133)	(3,102)%
Gain on sale of loans	16,118	34,888	(18,770)	(54)
Recovery of (provision for) repurchases	15,876	(3,242)	19,118	(590)
Other income (loss)	8,739	(1,111)	9,850	887
Non-interest expense and income taxes	25,896	29,604	(3,708)	(13)
Net earnings	$11,603	$830	$10,773	1,298%

Gain on Sale of Loans. Gain on sales to the long-term operations, third party investors and REMICs decreased to 49 basis points per loan from 67 basis points or $16.4 million for the third quarter of 2006 as compared to $34.9 million for the same period in 2005.  The decrease in gain on sale of loans is primarily attributable to a 37% decrease in mortgage operations loan sales volume to $3.3 billion for the third quarter of 2006 as compared to $5.2 billion for the same period in 2005.  Additionally, the long-term investment operations did not retain any loans for investment purposes during the third quarter of 2006 as compared to $3.3 billion for the same period in 2005.  The mortgage operations utilize derivatives to protect the market value of mortgages when it establishes a rate-lock commitment on a particular mortgage prior to its close and sale or securitization. During the third quarter of 2006, the value of these derivatives were $(3.8) million as compared to $6.8 million for the third quarter of 2005. Any changes in interest rates on mortgages that the mortgage operations has committed to acquire at a particular rate to the time it sells or securitizes the mortgage generally results in an increase or decrease in the market value of that mortgage.  The mortgage operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Provision for Repurchases.  Provision for repurchases decreased to a recovery of $15.9 million during the third quarter of 2006 as compared to an expense of $3.2 million for the same period in 2005.  The provision for repurchases decreased as a result of, $114.4 million in outstanding requests which were rescinded by investors.

Non-Interest Expense and Income Taxes.  Non-interest expense and income taxes decreased 13% to $25.9 million for the third quarter of 2006 compared to $29.6 million for third quarter of 2005 primarily due to a decrease in operating expenses to $16.7 million for the third quarter of 2006 as compared to $26.8 million for the same period in 2005.  Operating expenses decreased 38% primarily due to a decline in personnel expenses to $5.7 million for the third quarter of 2006 as compared to $14.1 million for the same period in 2005.

Condensed Statements of Operations Data

(dollars in thousands)

	For the Nine Months Ended September 30,
			Increase	%
	2006	2005	(Decrease)	Change
Net interest (expense) income	$(4,621)	$6,559	$(11,180)	(170)%
Gain on sale of loans	55,174	109,633	(54,459)	(50)
Provision for repurchases	7,233	8,606	1,373	16
Loss on lower of cost or market writedown	(15,283)	—	(15,283)	(100)
Other income (loss)	30,211	(460)	30,671	6,668
Non-interest expense and income taxes	60,476	90,872	(30,396)	(33)
Net (loss) earnings	$(2,228)	$16,254	$(18,482)	(114)%

Gain on Sale of Loans. Gain on sales to the long-term operations, third party investors and REMICs decreased to 61 basis points per loan from 74 basis points or $55.2 million for the first nine months of 2006 as compared to $109.6 million for the same period in 2005.  The decrease in gain on sale of loans is primarily attributable to a 39% decrease in mortgage operations loan sales volume to $9.0 billion for the first nine months of 2006 as compared to $14.7 billion for the same period in 2005.  Additionally, the long-term investment operations retained for investment purposes $2.8 billion during the first nine months of 2006 as compared to $9.7 billion for the same period in 2005.  The mortgage operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Provision for Repurchases.  Provision for repurchases decreased to $7.2 million for the first nine months of 2006 as compared to $8.6 million for the same period in 2005.  The provision for repurchases decreased as a result of a decrease in outstanding repurchase requests at the end of the third quarter of 2006, as $114.4 million in outstanding requests were rescinded by investors.

Loss on Lower of Cost or Market Writedown.  Net earnings for the nine months ended September 30, 2006 decreased as the Company recorded a LOCOM writedown in the second quarter of 2006 in the amount of $15.3 million associated with repurchased loans at the mortgage operations.

During September 2006 the Company transferred collateral with a net book value of $135.7 million, after including the associated lower of cost or market valuation allowance of $28.6 million, which consisted of primarily non-performing collateral from mortgages held-for-sale to securitized mortgage collateral at the lower of aggregate cost or market.  Subsequent to the transfer the Company obtained financing in the amount of $80.5 million.

Non-Interest Expense and Income Taxes.  Non-interest expense and income taxes decreased to $60.4 million for the first nine months of 2006 compared to $90.9 million for the same period in 2005.  The decrease in non-interest expense is primarily due to a 29% decrease in personnel related expenses to $55.5 million for the first nine months of 2006 as compared to $78.1 million for the same period in 2005.  Additionally, an income tax benefit of approximately $775,000 was recorded during the first nine months of 2006 as compared to income taxes expense of $6.4 million for the same period in 2005 as a result of net losses at the taxable REIT subsidiary during 2006 compared to nets gains during the same period in 2005. The Company expects to fully utilize the recorded income tax benefit. The Company makes an estimate of the effective tax rate expected to be applicable for the fiscal year when providing for tax expense (benefit).

Warehouse Lending Operations

Condensed Statements of Operations Data

(dollars in thousands)

	For the Three Months Ended September 30,
			Increase	%
	2006	2005	(Decrease)	Change
Net interest income	$9,659	$15,475	$(5,816)	(38)%
Recovery of loan losses	(350)	(265)	85	32
Non-interest income	878	2,011	(1,133)	(56)
Non-interest expense and income taxes	2,077	1,978	99	5
Net earnings	$8,810	$15,773	$(6,963)	(44)%

The quarter-over-quarter decrease in net earnings was primarily due to a decrease in net interest income as interest income on mortgage assets decreased to $41.8 million in the third quarter of 2006 as compared to $51.4 million for the same period in 2005 due to the decline in the average balance of outstanding finance receivables.  The decrease in interest income was partially offset by a decrease in interest expense on mortgage borrowings of $3.2 million.  Additionally, loan fees decreased $1.1 million decreasing non-interest income. For the three months ended September 30, 2006 and September 30, 2005, no provision for loan loss was recorded. The warehouse lending operations is reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company finance receivables and borrowings are eliminated.

Condensed Statements of Operations Data

(dollars in thousands)

	For the Nine Months Ended September 30,
			Increase	%
	2006	2005	(Decrease)	Change
Net interest income	$24,229	$40,455	$(16,226)	(40)%
Recovery of loan losses	(350)	(265)	85	32
Non-interest income	2,426	6,268	(3,842)	(61)
Non-interest expense and income taxes	5,578	5,833	(255)	(4)
Net earnings	$21,427	$41,155	$(19,728)	(48)%

The decrease in net earnings for the nine months ended September 30, 2006, was primarily due to a decrease in net interest income as borrowing costs on mortgage assets increased to $80.9 million for the first nine months of 2006 as compared to $78.0 million for the same period in 2005 as one-month LIBOR, which is tied to our borrowing costs, increased approximately 146 basis points since the end of the third quarter of 2005.  Additionally, interest income on mortgage assets decreased to $105.6 million for the nine months ended September 30, 2006, as compared to $119.5 million during the same period in 2005 due to the decline in the average balance of outstanding finance receivables.  Net earnings were also effected by the decrease in loan fees of $3.8 million.  For the nine months ended September 30, 2006 and September 30, 2005, a recovery from loan losses was recorded which increased net earnings by $350,000 and $265,000, respectively.  The warehouse lending operations is reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company finance receivables and borrowings are eliminated.

Commercial Operations

Condensed Statements of Operations Data

(dollars in thousands)

For the Three Months Ended
September 30, 2006
Net interest income	$61
Non-interest income	(5,803)
Non-interest expense and income taxes	1,008
Net loss	$(6,750)

On January 1, 2006, we elected to convert Impac Commercial Capital Corporation “ICCC” from a qualified REIT subsidiary to a taxable REIT subsidiary.  Therefore, there is no corresponding quarter over quarter comparison.

Net loss for the commercial operations was $6.8 million for the third quarter of 2006.  Non-interest income was a net expense of $5.8 million in the third quarter of 2006 due to the change in fair value of derivative instruments which decreased to a loss of $6.1 million during the quarter ended September 30, 2006.  The amount of market valuation adjustment on derivative instruments is the result of changes in the market’s expectation of future interest rates.  Additionally, non-interest expense was $2.9 million which was partially offset by an income tax benefit of $1.9 million.  The commercial operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Condensed Statements of Operations Data

(dollars in thousands)

For the Nine Months Ended
September 30, 2006
Net interest income	$251
Non-interest income	(2,907)
Non-interest expense and income taxes	6,113
Net loss	$(8,769)

On January 1, 2006, we elected to convert Impac Commercial Capital Corporation “ICCC” from a qualified REIT subsidiary to a taxable REIT subsidiary.  Therefore, there is no corresponding nine month 2005 comparison.

Net loss for the commercial operations was $8.8 million for the first nine months of 2006.  Non-interest income was a net expense of $2.9 million in the first nine months of 2006 due to the change in fair value of derivative instruments which was $6.3 million during the first nine months of 2006.  The amount of market valuation adjustment on derivative instruments is the result of changes in the expectation of future interest rates.  Partially offsetting the fair value of derivative instruments was a gain on the sale of loans which was $3.4 million for the nine months ended September 30, 2006.  Additionally, non-interest expense was $9.1 million which was partially offset by an income tax benefit of $3.0 million.  The commercial operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Liquidity and Capital Resources

We recognize the need to have funds available for our operating businesses and our customers’ demands for obtaining short-term warehouse financing until the settlement or sale of mortgages with us or with other investors. It is our policy to have adequate liquidity at all times to cover normal cyclical swings in funding availability and mortgage demand and to allow us to meet abnormal and unexpected funding requirements. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. Toward this goal, our Asset Liability Committee, or “ALCO,” is responsible for monitoring our liquidity position and funding needs.

ALCO participants include senior executives of the long-term investment operations, the mortgage operations, the commercial operations, and the warehouse lending operations. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the balance sheet for changes in the liquidity of our assets. Our primary liquidity consists of cash and cash equivalents, short-term securities available for sale, and maturing mortgages, or “liquid assets.”

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

•      potential repurchase of the Company’s common stock.

Acquisition and origination of mortgages by the mortgage, commercial, and long-term investment operations.  During the third quarter of 2006, the mortgage operations acquired and originated $3.1 billion of primarily Alt-A mortgages, of which $2.0 billion was retained by the long-term investment operations for long-term investment. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages within 90 days of acquisition or origination. Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated and our capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided.  The mortgage operations acquired and originated mortgages at a weighted average price of 101.68 during the third quarter of 2006, which were financed with warehouse borrowings from the warehouse lending operations at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgages. In addition, ICCC originated $233.9 million of commercial mortgages at a weighted average price of 100.00 which were initially financed with short-term warehouse financing from the warehouse lending operations at a haircut of generally 3% of the outstanding principal balance of the mortgages.

Long-term investment in mortgages by the long-term investment operations.  The long-term investment operations acquires primarily Alt-A mortgages from the mortgage operations and finances them with warehouse borrowings from the warehouse lending operations at substantially the same terms as the mortgage operations. When the long-term investment operations finances mortgages with long-term securitized mortgage borrowings, short-term warehouse financing is repaid. Then, depending on credit ratings from national credit rating agencies on our securitized mortgage borrowings, we are generally required to provide an over-collateralization, or “OC,” of 0.35% to 1% of the principal balance of mortgages securing securitized mortgage borrowings as compared to a haircut of 2% to 10% of the principal balance of mortgages securing short-term warehouse financing.  Our total capital investment in securitized mortgage collateral generally ranges from approximately 2% to 5% of the principal balance of mortgages securing securitized mortgage borrowings which includes premiums paid upon acquisition of mortgages from the mortgage operations, costs paid for completion of securitized mortgage borrowings, costs to acquire derivatives and OC required to achieve desired credit ratings. Commercial mortgages are financed on a long-term basis with securitized mortgage borrowings at substantially the same rates and terms as Alt-A mortgages.

Provide short-term warehouse advances by the warehouse lending operations. We utilize committed and uncommitted reverse repurchase facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations. The warehouse lending operations provides short-term financing to the mortgage operations and non-affiliated clients from the closing of mortgages to their sale or other settlement with investors. The warehouse lending operations generally finances between 90% and 98% of the fair market value of the principal balance of mortgages, which equates to a haircut requirement of between 10% and 2%, respectively, at the one-month LIBOR, plus a spread. The mortgage and commercial operations have uncommitted warehouse line agreements to obtain financing from the warehouse lending operations at the one-month LIBOR plus a spread during the period that the mortgage or commercial operation accumulates mortgages until the mortgages are securitized or sold.  As of September 30, 2006, the mortgage and commercial operations had $965.4 million and $351.4 million, respectively, of warehouse advances outstanding with the warehouse lending operations. In addition, as of September 30, 2006, the warehouse lending operations had $720.5 million of approved warehouse lines available to non-affiliated clients, of which $297.7 million was outstanding.

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

Distribute common and preferred stock dividends. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We declared cash dividends of $0.25 per outstanding common share for the third quarter of 2006 on estimated taxable income of $0.23 per diluted common share and paid cash dividends of $0.25 per outstanding common share for the second quarter of 2006.  In addition, we paid cash dividends of $3.7 million on preferred stock during the third quarter of 2006.  We declared cash dividends of $0.95 per outstanding common share for the nine months ended September 30, 2006 on estimated taxable income of $0.86 per diluted common share.  In addition, we paid cash dividends of $11.0 million on preferred stock during the nine months ended September 30, 2006.

A portion of dividends paid to IMH’s stockholders can come from dividend distributions from the mortgage operations and commercial operations, our taxable REIT subsidiaries, to IMH.  During the third quarter of 2006, the mortgage operations provided a $3.9 million dividend distribution to IMH. Because the mortgage and commercial operations may seek to retain earnings to fund the acquisition and origination of mortgages or to expand the mortgage operations, the board of directors of our taxable REIT subsidiaries, which is different from the board of directors of IMH, may decide that the mortgage and/or commercial operations should cease making dividend distributions in the future. This could reduce the amount of taxable income that would be distributed to IMH stockholders in the form of common stock dividend payment amounts.

During the third quarter of 2006, our operating businesses were primarily funded as follows:

•      reverse repurchase agreements and securitized mortgage borrowings;

•      excess cash flows from our long-term mortgage portfolio; and

•      sale and securitization of mortgages;

We may also fund our business with:

•      cash proceeds from the issuance of common and preferred stock; and

•      cash proceeds from the issuance of trust preferred securities.

Reverse repurchase agreements and securitized mortgage borrowings. We use reverse repurchase agreements to fund substantially all warehouse financing to affiliates and non-affiliated clients and for the acquisition and origination of Alt-A and commercial mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase facilities with third party lenders. We primarily use uncommitted and committed facilities with major investment banks to finance substantially all warehouse financing, as needed.  During the third quarter of 2006 the warehouse facilities amounted to $5.5 billion, of which $1.5 billion was outstanding at September 30, 2006. The warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These warehouse facilities may have certain covenant tests which we continue to satisfy.  From time to time, we may also receive additional uncommitted interim financing from our lenders in excess of our permanent borrowing limits to finance mortgages during the accumulation phase and prior to securitizations or whole loan sales.

From time to time, we may also utilize short-term reverse repurchase financing provided to us by underwriters who underwrite some of our securitizations. The short-term reverse repurchase financing funds mortgages that are specifically allocated to securitization transactions, which allows us to reduce overall borrowings outstanding on reverse repurchase agreements with other lenders during the period immediately prior to the settlement of the securitization. Terms and interest rates on the short-term reverse repurchase facilities are generally lower than on other reverse repurchase agreements. Short-term reverse repurchase financings are generally repaid within 30 days from the date funds are advanced.

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

During the first nine months of 2006, we completed $3.0 billion of securitized mortgage borrowings to provide long-term financing for $3.1 billion of primarily Alt-A and commercial mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A and commercial mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as securitized mortgage collateral, which means that we have to provide less initial capital upon completion of securitized mortgage borrowings. Capital investment in the securitized mortgage borrowings is established at the time securitized mortgage borrowings are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies.

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

•  pro rata early principal prepayments paid on securitized mortgage borrowings;

•  OC requirements;

•      actual losses, net of any gains incurred upon disposition of other real estate owned or acquired in settlement of defaulted mortgages;

•  unpaid interest shortfall;

•  basis risk shortfall;

•  bond write downs reinstated; and

•  residual cash flow.

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

The mortgage operations sold $2.8 billion of mortgages to the long-term investment operations during the nine months of 2006 and sold $5.3 billion of mortgages to third party investors through whole loan sales and REMICs.  The mortgage operations sold mortgage servicing rights on all mortgages sold during the first nine months of 2006. The sale of mortgage servicing rights generated substantially all cash, which was used to acquire and originate additional mortgage assets.

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

Common and Preferred Stock Sales Agreements.  We filed with the SEC a shelf registration statement that allows us to sell up to $1.0 billion of securities, including common stock, preferred stock, debt securities and warrants. This registration was declared effective by the SEC on September 6, 2005.  By issuing new shares periodically throughout 2005 and the nine months of 2006, we believe that we were able to utilize new capital more efficiently and profitably.

On September 30, 2005, the Company entered into a common stock sales agreement with Brinson Patrick Securities Corporation (Brinson Patrick) for the sale of up to 7.5 million shares of its common stock from time to time through Brinson Patrick as sales agent.  No shares of common stock were sold during the three months ended September 30, 2006.

On September 30, 2005, the Company entered into a Preferred Stock sales agreement with Brinson Patrick, for the sale of up to 800,000 shares of its 9.125% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) from time to time through Brinson Patrick as sales agent.  During the three months ended September 30, 2006, no shares of Series C Preferred Stock were sold.

For the nine months ended September 30, 2006, the ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends was 0.97x and 0.96x, respectively.  Earnings used in computing the ratio of earnings to fixed charges consist of net earnings before income taxes plus fixed charges.  Fixed charges include interest expense on debt and the portion of rental expense deemed to represent the interest factor.

Share Repurchase Activity

During the three months ended September 30, 2006 the Company repurchased 104,300 shares on the open market at a weighted average price of $9.09.  During October 2005 the board of directors authorized the repurchase of 5 million shares in stock redemptions.  In accordance with the laws of Maryland these shares were cancelled at acquisition.

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

Changes in Interest Rates

Interest rate risk management policies are intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate securitized mortgage borrowings.  Our primary objective is to limit our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate securitized mortgage borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management policies are formulated with the intent to offset potential adverse effects of changing interest rates on cash flows on adjustable rate securitized mortgage borrowings.

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

The use of derivatives to manage risk associated with changes in interest rates is an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. As of September 30, 2006 and December 31, 2005, we had notional balances of interest rate swaps, caps, and floors of $18.6 billion and $20.2 billion, respectively, with net fair values of $150.9 million and $248.2 million, respectively, pertaining to our current and pending securitizations. By using derivatives, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to moderate significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change. We primarily acquire swaps to essentially convert our adjustable rate securitized mortgage borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate securitized mortgage borrowings, and we pay a fixed interest rate.

The interest rate risk profile of our balance sheet is more sensitive to changes in interest rates related to our liabilities.  We use derivatives extensively in order to manage the interest rate, or price risk, inherent in our assets, liabilities and loan commitments. Our main objective in managing interest rate risk is to moderate the effect of changes in interest rates on our earnings over time.  Our interest rate risk management strategies may result in significant earnings volatility in the short term. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan production operations and long term investment operations in various interest rate environments. There are many market factors that effect the performance of our interest rate risk management activities including interest rate volatility, prepayment behavior, the shape of the yield curve and the spread between mortgage interest rates and treasury or swap rates.  The success of this strategy effects our net earnings.  This effect, which can be either positive or negative, can be material.

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

The following table estimates the financial effect to base case, including net cash flow from derivatives, from various instantaneous and parallel shifts in interest rates based on both our on-balance sheet structure and off-balance sheet structure, which refers to the notional amount of derivatives that are not recorded on our balance sheet as of July 31, 2006 (dollar amounts in thousands):

	Changes in base case as of July 31, 2006 (1)
	Excluding net cash flow on derivatives		Net cash flow on derivatives	Including net cash flow on derivatives
Instantaneous and Parallel Change in Interest Rates (2)	$	(%)	$	$	(%)
Up 300 basis points, or 3% (3)	(366,450)	(1,169)	318,302	(48,148)	(33)
Up 200 basis points, or 2%	(233,754)	(745)	212,202	(21,552)	(15)
Up 100 basis points, or 1%	(105,475)	(336)	106,101	626	—
Down 100 basis points or 1%	120,015	383	(106,100)	13,915	10
Down 200 basis points or 2%	214,426	684	(212,201)	2,225	2
Down 300 basis points or 3%	295,628	943	(318,301)	(22,673)	(16)

(1)

The dollar and percentage changes represent base case for the next twelve months versus the change in base case using various instantaneous and parallel interest rate change simulations, excluding the effect of amortization of loan discounts to base case.

(2)	Instantaneous and parallel interest rate changes over and under the projected forward yield curve.
(3)	This simulation was added to our analysis as it is relevant in light of the interest rate environment as of July 31, 2006 and the projected forward yield curve for 2006 and 2007.

In the previous table, the up 100 basis point scenario as of July 31, 2006 represents our projection of the net change from base case net interest income, which is derived from assumptions as previously discussed, if market interest rates were to immediately rise by 100 basis points. This means that we increase interest rates at all data points along our projected forward yield curve by 100 basis points and recalculate our projection of net interest income over the next 12 months. In addition, based on changes in interest rates, or changes in our forward yield curve, our model adjusts mortgage prepayment rates and recalculates amortization of acquisition and securitization costs and net cash receipts or payments on derivatives as part of the calculation of net interest income. Thus, if a 100 basis point interest rate increase occurred, the projected volatility to net interest income is approximately $626,000, or an increase of less than 1% relative to projected base case net interest income.

We estimated net interest income along with net cash flows from derivatives for the next twelve months using balance sheet data, the notional amount of derivatives as of July 31, 2006 and 12-month projections of the following primary drivers affecting net interest income:

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

Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward.  Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward yield curve used to determine the base case and include any associated changes in projected mortgage prepayment rates caused by changes in interest rates. The results of each 100 basis point change in interest rates are then compared against the base case to determine the estimated dollar and percentage change to base case. The simulations consider the affect of interest rate changes on interest sensitive assets and liabilities as well as derivatives. The simulations also consider the effect that instantaneous and parallel shift in interest rates have on prepayment rates and the resulting affect of accelerating or decelerating amortization of premium and securitization costs.

Using information as presented above and other analysis, the Company reviews its interest rate risk profile.  Based on this review, the Company makes certain decisions on how to mitigate its interest rate risk.

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

As of September 30, 2006, our CEO and CFO, with the participation of other management of the Company, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act, and based upon that evaluation, our CEO and CFO concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

During the quarter ended September 30, 2006, there have been no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:          LEGAL PROCEEDINGS

The Company’s Form 10-K for the year ended December 31, 2005 and Forms 10-Q for the periods ended March 31, 2006 and June 30, 2006, reported shareholder derivative actions filed against the Company and its senior officers and directors in the U.S. District Court, Central District of California and Orange County Superior Court.  On September 14, 2006, the Orange County Superior Court stayed the consolidated state shareholder derivative action pending resolution of the federal securities class actions and federal shareholder derivative actions.

We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on us.

Please refer to the Company’s report on Form 10-K for the year ended December 31, 2005 and reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006, for a further description of litigation and claims.

ITEM 1A:       RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item IA Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and Part II, “Item IA Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006, which could materially affect our business, financial condition, or future results.

The federal banking agencies’ final guidance on nontraditional mortgage products may impact our ability to originate, buy, or sell certain nontraditional mortgage loans

On October 4, 2006, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the National Credit Union

Administration issued their final “Interagency Guidance on Nontraditional Mortgage Product Risks” (the “Guidance”).  Nontraditional mortgage products are those which allow borrowers to defer payment of principal and sometimes interest.  They include what are commonly referred to as “option ARM” loans and interest-only loans.  While we are not subject to regulation by these agencies or to the Guidance, it is possible the Guidance may have an adverse effect on our ability to buy, sell or securitize certain loans covered by the Guidance.  As a result, the Guidance may also negatively affect our loan origination volume and loan sales.  It is also possible that the Guidance, or certain provisions within it, may be adopted as laws or used as guidance by federal, state or local agencies and that those laws or guidance may be applied to us.

The Guidance addresses the portfolio risks and consumer protection issues that the federal agencies believe investors and lenders face when making or investing in nontraditional mortgage loans.  As a matter of portfolio risk management, the Guidance warns applicable financial institutions that loan terms should be analyzed to ensure a manageable risk level, utilizing sound underwriting standards including an evaluation of factors that may compound the risk, such as reduced documentation programs and the use of second lien mortgages.  The analysis of repayment ability “should avoid over-reliance on credit scores as a substitute for income verification in the underwriting process” and should include an analysis of the borrower’s ability to make the payment when it increases to include amortization of the loan.

As a matter of consumer protection, financial institutions subject to the Guidance, when promoting or describing nontraditional mortgage products, are directed to ensure that they provide consumers with marketing materials and at application with information that is designed to help them make informed decisions when selecting and using these products.  Lenders subject to the Guidance are instructed that the information they are to provide should apprise consumers of the risk that the monthly payment amounts could increase in the future, and explain the possibility of negative amortization.

While not directly applicable to us, the Guidance may affect our ability to make, buy or sell the nontraditional loans covered by the Guidance.  Further, the Guidance is instructive of the regulatory climate concerning those loans and may be adopted in whole or part by other agencies that regulate us.  The Guidance reports that the Conference of State Bank Supervisors (“CSBS”) and the State Financial Regulators Roundtable (“SFRR”) are committed to preparing a model guidance document for state regulators of non-depository institutions such as us, which would be “similar in nature and scope” to the Guidance

If we are required (either by a regulatory agency or by third-party originators or investors) to make changes to our business practices to comply with the Guidance, it might affect the business activities in which we may engage and the profitability of those activities.  Our business could be adversely affected if, as a result of the Guidance, investors from which we purchase loans, or to whom we sell loans, change their business practices and policies relative to nontraditional mortgage products.  For example, if entities from which we purchase loans are required to change their origination guidelines thereby affecting the volume, diversity, and quality of loans available for purchase by us, or if purchasers of mortgage loans are required to make changes to the purchasing policies, then our loan volume, ability to sell mortgage loans and profitability, could be adversely affected.

ITEM 2:          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding the Company’s purchases of its common stock during the three months ended September 30, 2006:

	Total		Authorized Shares
	Number of	Weighted	that May Yet Be
	Shares	Average Price	Purchased Under the
Calendar Month:	Purchased	Paid Per Share	Plans or Programs
August-06	70,000	9.0430
August-06	34,300	9.1994
Total	104,300	$9.0944	4,895,700

On October 13, 2005 and September 15, 2006, we announced that our Board of Directors had authorized the Company to repurchase up to 5 million shares of the Company’s outstanding common stock.  All shares were purchased through the Company’s publicly announced share repurchase program.  No shares were purchased during September 2006.  There is no expiration date specified for the program.  The Company intends to repurchase stock under the program in the future.

ITEM 3:          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:          OTHER INFORMATION

None

ITEM 6:          EXHIBITS

(a)   Exhibits:

12.1	Statements re: computation of ratios
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 9, 2006